Form 10-K
period 2012-12-31
EQUINIX INC
filed 2013-02-26
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $8.4 billion. As of January 31, 2013, a total of 48,803,656 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s 2013 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2012. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be a part of this report on Form 10-K.

EQUINIX, INC.

FORM 10-K

DECEMBER 31, 2012

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

Overview

Equinix, Inc. connects more than 4,000 companies directly to their customers and partners inside the world’s most networked data centers. Today, businesses leverage the Equinix interconnection platform in 31 strategic markets across the Americas, Europe, Middle East and Africa (EMEA) and Asia-Pacific.

Platform Equinix™ combines state-of-the-art International Business Exchange® (IBX®) data centers, a global footprint and unique ecosystems. Together these components accelerate business growth for Equinix’s customers by safehousing their infrastructure, locating their assets and applications closer to users to improve performance and enabling them to collaborate with the widest variety of partners and customers.

Equinix’s platform offers these unique value propositions to customers:

•	Global Data Centers

•	A broad footprint of 90+ IBX data centers in 15 countries on 5 continents.

•	Approximately $7.0 billion of capital invested in capacity, new markets and acquisitions since 1998.

•	Equinix delivered more than 99.999% of uptime across its footprint in 2012.

•	Connected

•	More than 900 networks and approximately 110,000 cross connects in Equinix sites.

•	Equinix provides less than 10 milliseconds latency to over 90 percent of the population of North America and Europe, as well as key population centers throughout Latin America and Asia-Pacific.

•	Partners, Customers and Prospects

•	Equinix sites house a blue-chip customer base of 4,000+ global businesses.

•	These customers represent a who’s who of network, digital media, financial services, cloud/IT and enterprise leaders.

•	Opportunity

•

Equinix data centers contain a dynamic estimated $5.5 billion marketplace for communications services, interconnecting businesses, networks, carriers and content providers to potential suppliers, customers and partners.

•	More than 4,000 potential partners to deploy world-class solutions.

Equinix has established a critical mass of customers that continues to drive new and existing customer growth and bookings. Our network-neutral business model also contributes to our success in the market. We offer customers direct interconnection to an aggregation of bandwidth providers, rather than focusing on selling a particular network. The providers in our sites include the world’s top carriers, Internet Service Providers (ISPs), broadband access networks (DSL / cable) and international carriers. Neutrality also means our customers can choose to buy from, or partner with, leading companies across our five targeted verticals. These include:

•	Network and Mobility Providers (AT&T, British Telecom, Comcast, Level 3 Communications, NTT, Qwest, SingTel, Syniverse, Verizon Business)

•	Cloud and IT Services (Amazon.com, Box.net, Carpathia, Citrix, IBM, Microsoft, Salesforce.com, Voxel.net, WebEx)

•	Content Providers (eBay, DIRECTV, Facebook, Hulu, Priceline, SONY, Yahoo!, Zynga)

•	Enterprise (Barnes & Noble, Bechtel, Booz Allen Hamilton, Deloitte, The GAP, Ingram Micro, The McGraw-Hill Companies, United Stationers Inc.)

•	Financial Companies (ACTIV Financial, Bloomberg, CBOE, DirectEdge, JP Morgan Chase, Quantlab Financial, Thomson Reuters)

Equinix generates revenue by providing colocation and related interconnection and managed IT infrastructure offerings on a global platform of 90+ IBX data centers.

•	Colocation offerings include operations space, storage space, cabinets and power for customers’ colocation needs.

•

Interconnection offerings include cross connects, as well as switch ports on the Equinix Internet Exchange and Equinix Carrier Ethernet Exchange services. These offerings provide scalable and reliable connectivity that allows customers to exchange traffic directly with the service provider of their choice or directly with each other, creating a performance optimized business ecosystem for the exchange of data between strategic partners.

•

Managed IT infrastructure services allow customers to leverage Equinix’s significant telecommunications expertise, maximize the benefits of our IBX data centers and optimize their infrastructure and resources.

The market for Equinix’s offerings has historically been served by large telecommunications carriers which have bundled their telecommunications and managed services with their colocation offerings. In addition, some Equinix customers, such as Microsoft, build and operate their own data centers for their large infrastructure deployments, called server farms. However, these customers rely upon Equinix IBX data centers for many of their critical interconnection relationships. The need for large, wholesale outsourced data centers is also being addressed by providers that build large data centers to meet customers’ needs for standalone data centers, a different customer segment than Equinix serves.

Due to the increasing cost and complexity of the power and cooling requirements of today’s data center equipment, Equinix has gained many customers that have outgrown their existing data centers or that have realized the benefits of a network-neutral model and the ability to create their own optimized business ecosystems for the exchange of data. Strategically, we will continue to look at attractive opportunities to grow market share and selectively expand our footprint and offerings. We continue to leverage our global reach and depth to differentiate based upon our ability to support truly global customer requirements in all our markets.

Several factors contribute to the growth in demand for data center offerings, including:

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

•

The adoption of cloud computing technology services, the growth of enterprise applications delivered across communications networks, such as Software-as-a-Service (SaaS), and disaster recovery services.

•

The financial services market is experiencing tremendous growth due to electronic trading and the increased volume of peak messages (transactions per second), requiring optimized data exchange through business ecosystems.

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

Ultimately, these NAPs were unable to scale with the growth of the Internet, and the lack of “neutrality” by the carrier owners of these NAPs created a conflict of interest with the participants. This created a market need for network-neutral interconnection points that could accommodate the rapidly growing need to increase performance for enterprise and consumer users of the Internet, especially with the rise of important content providers such as AOL, Microsoft, Yahoo! and others. In addition, the providers, as well as a growing number of enterprises, required a more secure and reliable solution for direct connection to a variety of telecommunications networks as the importance of their Internet operations continued to grow.

To accommodate Internet traffic growth, the largest of these networks left the NAPs and began trading traffic by placing private circuits between each other. Peering, which once occurred at the NAP locations, was moved to these private circuits. Over the years, these circuits became expensive to expand and could not be built quickly enough to accommodate traffic growth. This led to a need by the large carriers to find a more efficient way to peer. Today, many customers satisfy their requirements for peering through data center providers like Equinix because it permits them to peer with the networks they require within one location, using simple direct connections. Their ability to peer within a data center or across a data center campus, instead of across a metro area, has increased the scalability of their operations while decreasing network costs.

The interconnection model has further evolved over the years to include new services offerings. Starting with the peering and network communities, interconnection has since been used for new network services including carrier Ethernet, multiprotocol label switching (MPLS), virtual private networks (VPNs) and mobility services, in addition to traditional international private line and voice services. The industry continues to evolve with a set of new offerings where interconnection is often used to solve the network-to-network interconnection challenges.

In addition, the enterprise customer segment is also evolving. In the past, most enterprises opted to keep their data center requirements in house. However, several recent trends have led more and more enterprise CIOs to consider and/or choose to outsource some or all of their data center requirements. The combination of globalization, the proliferation of bandwidth intensive Internet-facing applications and rich media content, the rise of virtualization and cloud computing, business continuity and disaster recovery needs, plus tight corporate IT budgets mean that enterprise CIOs must do more with less. Meanwhile, the biggest challenge for data center and operations managers are constraints on space and power in aging facilities. With limited optical fiber availability, many CIOs struggle to find the necessary capital to build out and connect their existing facilities. Industry analysts forecast growth in the colocation market to be approximately 10% per year over the next four years.

Equinix Value Proposition

More than 4,000 companies, including a diversified mix of cloud and IT service providers, content providers, enterprises, financial companies, and network and mobility service providers, currently operate within Equinix IBX data centers. These companies derive specific value from the following elements of the Equinix service offering:

•	Comprehensive global solution: With 90+ IBX data centers in 31 markets in the Americas, EMEA and Asia-Pacific, Equinix offers a consistent global solution.

•

Premium data centers: Equinix IBX data centers feature advanced design, security, power and cooling elements to provide customers with industry-leading reliability. While others in the market have business models that include additional offerings, Equinix is focused on colocation and interconnection as our core competencies.

•

Dynamic business ecosystems: Equinix’s network-neutral model has enabled us to attract a critical mass of networks and cloud and IT services providers and that, in turn, attracts other businesses seeking to interconnect within a single location. This ecosystem model, versus connecting to multiple partners in disparate locations, reduces costs and optimizes the performance of data exchange. As Equinix grows and attracts an even more diversified base of customers, the value of Equinix’s IBX data center offering increases.

•

Improved economics: Customers seeking to outsource their data center operations rather than build their own capital-intensive data centers enjoy significant capital cost savings in this credit-challenged economic environment. Customers also benefit from improved economics on account of the broad access to networks that Equinix provides. Rather than purchasing costly local loops from multiple transit providers, customers can connect directly to more than 900 networks inside Equinix’s IBX data centers.

•

Leading insight: With more than 14 years of industry experience, Equinix has a specialized staff of industry experts and solutions architects who helped build and shape the interconnection infrastructure of the Internet. This specialization and industry knowledge base offer customers a unique consultative value and a competitive advantage.

Our Strategy

Our objective is to expand our global leadership position as the premier network neutral data center platform for cloud and IT services providers, content providers, financial companies, enterprises and network and mobility services providers. Key components of our strategy include the following:

Improve customer performance through interconnection. We have assembled a critical mass of premier network providers and content companies and have become one of the core hubs of the information-driven world. This critical mass is a key selling point for companies that want to connect with a diverse set of networks to provide the best connectivity to their end-customers and network companies that want to sell bandwidth to companies and interconnect with other networks in the most efficient manner available. Currently, we house more than 900 unique networks, including all of the top tier networks, allowing our customers to directly interconnect with providers that best meet their unique global and regional price and performance needs. We have a growing mass of key players in the cloud and IT services, and in enterprise and financial sectors, such as Bloomberg, Facebook, The GAP, IBM, Salesforce.com, SONY and others. We expect these segments will continue to grow as they seek to leverage our critical mass of network providers and interconnect directly with each other to improve performance.

Streamline ease of doing business globally. Data center reliability, power availability and network choice are the most important attributes considered by our customers when they are choosing a data center provider in a particular location. We have long been recognized as a leader in these areas and our performance continues to improve against these criteria. Our power infrastructure delivered 99.999% uptime globally in 2012.

In 2012, more than half of our revenue came from customers with deployments across two or more of our global regions, and as globalization continues, seamless global solutions will become an increasingly important data center selection criteria. We continue to focus on strategic acquisitions to expand our market coverage and global product standardization, pricing and contracts harmonization initiatives to meet these global demands.

Deepen existing and grow new ecosystems. As networks, cloud and IT services providers, content providers, financial services providers and enterprises locate in our IBX data centers, it benefits their suppliers and business partners to do so as well to gain the full economic and performance benefits of direct interconnection for their business ecosystems. These partners, in turn, pull in their business partners, creating a “network effect” of customer adoption. Our interconnection offerings enable scalable, reliable and cost-effective interconnection and optimized traffic exchange thus lowering overall cost and increasing flexibility. The ability to directly interconnect with a wide variety of companies is a key differentiator for us in the market. We are rolling out efficient and innovative Internet and Ethernet exchange platforms to accelerate commercial growth in our sites and accelerate this network effect.

Expand vertical go-to-market plan. We plan to continue to focus our go-to-market efforts on customer segments and business applications that value the Equinix value proposition of reliability, global reach and ecosystem collaboration opportunities. Today we have identified these segments as cloud services, content and digital media, financial services, enterprises and IT services and network and mobility service providers. As digital business evolves, we will continue to identify and focus our go-to-market efforts on industry segments that need our value proposition.

Accelerate global reach and scale. We continue to evaluate expansion opportunities in select markets based on customer demand. In 2012, we successfully acquired ancotel GmbH in Frankfurt, Germany and Asia Tone in Hong Kong to expand our market reach in central and eastern Europe and Shanghai, China, respectively. Also in 2012, Equinix entered into a partnership with PT DCI to enter the Jakarta, Indonesia market and an alliance with Emirates Integrated Telecommunications Company PJSC to expand into Dubai, United Arab Emirates.

Our strategy is to continue to grow in select existing markets and possibly expand to additional markets where demand and financial return potential warrant. We expect to execute this expansion strategy in a cost-

effective and disciplined manner through a combination of acquiring existing data centers through lease or purchase, acquiring or investing in local data center operators and building new IBX data centers based on key criteria, such as demand and potential financial return, in each market.

Our Customers

Our customers include carriers, mobility and other bandwidth providers, cloud and IT services providers, content providers, financial companies and global enterprises. We provide each customer access to a choice of business partners and solutions based on their colocation, interconnection and managed IT service needs. As of December 31, 2012, we had more than 4,000 customers worldwide.

Typical customers in our five key customer categories include the following:

Cloud and IT Services	Content Providers	Enterprise	Financial Companies	Network and Mobility Services
Amazon.com	eBay	Barnes & Noble	ACTIV Financial	AT&T
Box.net	DIRECTV	Bechtel	Bloomberg	BT
Citrix	Facebook	Booz Allen Hamilton	CBOE	Comcast
IBM	Hulu	Deloitte	DirectEdge	Level 3 Communications
Microsoft	Priceline	Ingram Micro	NYSE Technologies	NTT
Salesforce.com	SONY	The GAP	JP Morgan Chase	SingTel
Voxel.net	Yahoo!	The McGraw-Hill Companies	Quantlab Financial	Syniverse
WebEx	Zynga	United Stationers Inc.	Thomson Reuters	Verizon Business

Customers typically sign renewable contracts of one or more years in length. No single customer accounted for 10% or more of our revenues for the years ended December 31, 2012, 2011 and 2010.

Our Offerings

Equinix provides a choice of data center offerings primarily comprised of colocation, interconnection solutions and managed IT infrastructure services.

Colocation and Related Offerings

Our IBX data centers provide our customers with secure, reliable and fault-tolerant environments that are necessary for optimum Internet commerce interconnection. Many of our IBX data centers include multiple layers of physical security, scalable cabinet space availability, on-site trained staff 24 hours per day, 365 days a year, dedicated areas for customer care and equipment staging, redundant AC/DC power systems and multiple other redundant and fault-tolerant infrastructure systems. Some specifications or offerings provided may differ based on original facility design or market.

Within our IBX data centers, customers can place their equipment and interconnect with a choice of networks or other business partners. We also provide customized solutions for customers looking to package our IBX offerings as part of their complex solutions. Our colocation offerings include:

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

Interconnection Solutions

Our interconnection solutions enable scalable, reliable and cost-effective interconnection and traffic exchange between Equinix customers. These interconnection solutions are either on a one-to-one basis with direct cross connects or one-to-many through one of our Equinix Exchange solutions. In the peering community, we provide an important industry leadership role by acting as the relationship broker between parties who would like to interconnect within our IBX data centers. Our staff holds or has held significant positions in many leading industry groups, such as the North American Network Operators’ Group, or NANOG, and the Internet Engineering Task Force, or IETF. Members of our staff have published industry-recognized white papers and strategy documents in the areas of peering and interconnection, many of which are used by other institutions worldwide in furthering the education and promotion of this important set of solutions. We expect to continue to develop additional solutions in the area of traffic exchange that will allow our customers to leverage the critical mass of networks, cloud services providers, and many important financial services and e-commerce industry leaders now available in our IBX data centers. Our current exchange solutions are comprised of the following:

Physical Cross Connect/Direct Interconnections. Customers needing to directly and privately connect to another IBX data center customer can do so through single or multi-mode fiber. These cross connections are the physical link between customers and can be implemented within 24 hours of request. Cross connect offerings are priced with an initial installation fee and an ongoing monthly recurring charge.

Equinix Internet Exchange. Customers may choose to connect to and peer through the central switching fabric of our Equinix Internet Exchange rather than purchase a direct physical cross connection. With a connection to this switch, a customer can aggregate multiple interconnects over one physical connection with up to multiple, linked 10 gigabit ports of capacity instead of purchasing individual physical cross connects. The offering is priced per IBX data center with an initial installation fee and an ongoing monthly recurring charge. Individual IBX data center prices increase as the number of participants on the exchange service grows.

Equinix Metro Connect. Customers who are located in one IBX data center may need to interconnect with networks or other customers located in an adjacent or nearby IBX data center in the same metro area. Metro Connect allows customers to seamlessly interconnect between IBX data centers at capacities up to an OC-192, or 10 gigabits per second level. Metro Connect offerings are priced with an initial installation fee and an ongoing monthly recurring charge dependent on the capacity the customer purchases.

Internet Connectivity Services. Customers who are installing equipment in our IBX data centers generally require IP connectivity or bandwidth services. Although many large customers prefer to contract directly with carriers, we offer customers the ability to contract for these services through us from any of the major bandwidth providers in that data center. This service, which is provided in our Asia-Pacific region, is targeted to customers who require a single bill and a single point of support for their entire contract through Equinix for their bandwidth needs. Internet connectivity services are priced with an initial installation fee and an ongoing monthly recurring charge based on the amount of bandwidth committed.

Ethernet Exchange Services. The Ethernet Exchange offering which is similar to the Equinix Internet Exchange, and we offer it in 17 markets so that customers can connect via a central switching fabric to interconnect between multiple Carrier Ethernet Providers rather than creating individual Network to Network interfaces (NNIs) between individual carriers. The offering builds on the benefits of the Internet community and extends the ability to interconnect to the high growth Ethernet industry. The offering is priced per IBX data center with an initial fee and a monthly recurring charge.

Managed IT Infrastructure Services

With the continued growth in Internet traffic, networks, cloud providers, service providers, enterprises and content providers are challenged to deliver fast and reliable service, while lowering costs. With more than 900 Internet Service Providers (ISPs), fixed and mobile carriers located in our IBX data centers, we leverage the value of network choice with our set of multi-network management and other outsourced IT services, including:

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

Sales and Marketing

Sales. We use a direct sales force and channel marketing program to market our offerings to global enterprises, content providers, financial companies and mobility and network service providers. We organize our sales force by customer type as well as by establishing a sales presence in diverse geographic regions, which enables efficient servicing of the customer base from a network of regional offices. In addition to our worldwide headquarters located in Silicon Valley, we have established an Asia-Pacific regional headquarters in Hong Kong, and a European regional headquarters in London. Our Americas sales offices are located in Boston, Chicago, Los Angeles, New York, Reston, Virginia and Silicon Valley, and sales offices in Brazil operate out of data centers in Sao Paulo and Rio de Janeiro. Our EMEA sales offices are located in Amsterdam, Dubai, Dusseldorf, Enschede, Frankfurt, Geneva, London, Munich, Paris, Zurich, and Zwolle. Our Asia-Pacific sales offices are located in Beijing, Hong Kong, Jakarta, Shanghai, Singapore, Sydney and Tokyo.

Our sales team works closely with each customer to foster the natural network effect of our IBX model, resulting in access to a wider potential customer base via our existing customers. As a result of the IBX interconnection model, IBX data center participants often encourage their customers, suppliers and business partners to also locate in our IBX data centers. These customers, suppliers and business partners, in turn, encourage their business partners to locate in our IBX data centers resulting in additional customer growth. This network effect significantly reduces our new customer acquisition costs. In addition, large network providers or managed service providers may refer customers to Equinix as a part of their total customer solution. Equinix also focuses vertical sales specialists selling to support specific industry requirements for network, mobility and content providers, financial services, cloud computing and systems integrators and enterprise customer segments.

Marketing. To support our sales effort and to actively promote our brand in the Americas, Asia-Pacific and EMEA, we conduct comprehensive marketing programs. Our marketing strategies include active public relations and ongoing customer communications programs. Our marketing efforts are focused on major business and trade publications, online media outlets, industry events and sponsored activities. Our staff holds leadership positions in key networking organizations, and we participate in a variety of Internet, Carrier Ethernet, computer and financial industry conferences, placing our officers and employees in keynote speaking engagements at these conferences. We also regularly measure customer satisfaction levels and host key customer forums to ensure customer needs are understood and incorporated in product and service planning efforts. From a brand perspective, we build recognition through sponsoring or leading industry technical forums, participating in Internet industry standard-setting bodies and through advertising and online campaigns. We continue to develop and host industry educational forums focused on peering technologies and practices for ISPs and content providers.

Our Competition

While a large number of enterprises own their own data centers, many others outsource some or all of their requirements to multi-tenant Internet data center facilities, such as those operated by Equinix. With the current challenging economic environment, we believe that the outsourcing trend is likely to not only continue but also to grow in the coming years. It is estimated that Equinix is one of over 650 companies that provide Internet data center offerings around the world, ranging in size from firms with a single data center in a single market to firms in over 20 markets. Equinix competes with these firms, which vary in terms of their data center offerings, including:

Colocation Providers

Colocation data centers are a type of Internet data center that can also be referred to as “retail” data center space. Typically, colocation data center space is offered on the basis of individual racks/cabinets or cages ranging from 500 to 10,000 square feet in size. Typical customers of colocation providers include:

•	Large enterprises with significant IT expertise and requirements

•	Small and medium businesses looking to outsource data center requirements

•	Internet application providers

•	Major Internet content, entertainment and social networking providers

•	Shared, dedicated and managed hosting providers

•	Mobility and network service providers

•	Content delivery networks

Full facility maintenance and systems, including fire suppression, security, power backup and HVAC, are routinely included in managed colocation offerings. A variety of additional services are typically available in colocation facilities, including remote hands technician services and network monitoring services.

In addition to Equinix, providers that offer colocation both globally and locally include firms such as AT&T, CenturyLink, COLT, CyrusOne, Level 3 Communications, NTT, Qwest and Verizon Business.

Carrier-Neutral Colocation Providers

In addition to data center space and power, colocation providers also offer interconnection. Certain of these providers, known as network or carrier-neutral colocation providers, can offer customers the choice of hundreds of network service providers, or ISPs, to choose from. Typically, customers use interconnection to buy Internet connectivity, connect VoIP telephone networks, perform financial exchange and settlement functions or perform business-to-business e-commerce. Carrier-neutral data centers are often located in key network hubs around the world like New York; Ashburn, Virginia; London; Amsterdam; Singapore, and Hong Kong. Two types of data center facilities offering carrier-neutral colocation are used for many network-to-network interconnections:

•	A Meet Me Room (MMR) is typically a smaller space, generally 5,000 square feet or less, located in a major carrier hotel and often found in a wholesale data center facility.

•	A carrier-neutral data center is generally larger than an MMR and may be a stand-alone building separate from existing carrier hotels.

In addition to Equinix, other providers that we believe could be defined as offering carrier-neutral colocation include CoreSite, Global Switch, Interxion, Telecity Group, Telx, Telehouse and Verizon Terremark.

Wholesale Data Center Providers

Wholesale data center providers lease data center space that is typically offered in cells or pods (i.e., individual white-space rooms) ranging in size from 10,000 to 20,000 square feet, or larger. Wholesale data center offerings are targeted to both enterprises and to colocation providers. These data centers primarily provide space and power without additional services like technicians, remote hands services or network monitoring (although other tenants might offer such services).

Sample wholesale data center providers include Digital Realty Trust, DuPont Fabros Technology, e-Shelter and Sentrum.

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

The full list of potential services that can be offered as part of managed hosting is substantial and includes services such as remote management, custom applications, helpdesk, messaging, databases, disaster recovery, managed storage, managed virtualization, managed security, managed networks and systems monitoring. Managed hosting services are typically used for:

•	Application hosting by organizations of any size, including large enterprises

•	Hosted or managed messaging, including Microsoft Exchange and other complex messaging applications

•	Complex or highly scalable web hosting or e-commerce websites

•	Managed storage solutions (including large drive arrays or backup robots)

•	Server disaster recovery and business continuity, including clustering and global server load balancing

•	Database servers, applications and services

Examples of managed hosters include AT&T, CenturyLink, NaviSite, Rackspace, SunGard, Verizon Business and Verizon Terremark.

Unlike other providers whose core businesses are bandwidth or managed services, we focus on neutral interconnection hubs for cloud and IT service providers, content providers, financial companies, enterprises and network service providers. As a result, we do not have the limited choices found commonly at other hosting/colocation companies. We compete based on the quality of our IBX data centers, our ability to provide a one-stop global solution in our Americas, EMEA and Asia-Pacific locations, the performance and diversity of our network-neutral strategy, and the economic benefits of the aggregation of top network and business ecosystems under one roof. We expect to continue to benefit from several industry trends including the need for contracting with multiple networks due to the uncertainty in the telecommunications market, customers’ increasing power requirements, enterprise customers’ increased use of virtualization and outsourcing, the continued growth of broadband and significant growth in Ethernet as a network alternative, and the growth in mobile applications.

Our Business Segment Financial Information

We currently operate in three reportable segments, comprised of our Americas, EMEA and Asia-Pacific geographic regions. Information attributable to each of our reportable segments is set forth in Note 16 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Employees

As of December 31, 2012, we had 3,153 employees. We had 1,821 employees based in the Americas, 811 employees based in EMEA and 521 employees based in Asia-Pacific. Of those employees, 1,478 were in engineering and operations, 617 were in sales and marketing and 1,058 were in management, finance and administration.

Potential Real Estate Investment Trust (“REIT”) Conversion

On September 13, 2012, we announced that our board of directors approved a plan for Equinix to pursue conversion to a REIT (the “REIT conversion”). We have begun implementation of the REIT conversion, and we plan to make a tax election for REIT status for the taxable year beginning January 1, 2015. Any REIT election made by us must be effective as of the beginning of a taxable year; therefore, as a calendar year taxpayer, if we are unable to convert to a REIT by January 1, 2015, the next possible conversion date would be January 1, 2016.

If we are able to convert to and qualify as a REIT, we will generally be permitted to deduct from federal income taxes the dividends we pay to our stockholders. The income represented by such dividends would not be subject to federal taxation at the entity level but would be taxed, if at all, at the stockholder level. Nevertheless, the income of our domestic taxable REIT subsidiaries (“TRS”), which will hold our U.S. operations that may not be REIT-compliant, will be subject, as applicable, to federal and state corporate income tax. Likewise, our foreign subsidiaries will continue to be subject to foreign income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRS or through qualified REIT subsidiaries (“QRS”). We will also be subject to a separate corporate income tax on any gains recognized during a specified period (generally 10 years) following the REIT conversion that are attributable to “built-in” gains with respect to the assets that we own on the date we convert to a REIT.

Our ability to qualify as a REIT will depend upon our continuing compliance following our REIT conversion with various requirements, including requirements related to the nature of our assets, the sources of our income and the distributions to our stockholders. If we fail to qualify as a REIT, we will be subject to federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property. In particular, while state income tax regimes often parallel the federal income tax regime for REITs described above, many states do not completely follow federal rules and some may not follow them at all.

The REIT conversion implementation currently includes seeking a private letter ruling (“PLR”) from the U.S. Internal Revenue Service (“IRS”). Our PLR request has multiple components, and the conversion to a REIT will require favorable rulings from the IRS on numerous technical tax issues, including classification of our data center assets as qualified real estate assets. We submitted the PLR request to the IRS in 2012, but the IRS may not provide a PLR until late in 2013 or at all.

We currently estimate that we will incur approximately $50.0 to $80.0 million in costs to support the REIT conversion, in addition to related tax liabilities associated with a change in our method of depreciating and amortizing various data center assets for tax purposes from our current method to methods that are more consistent with the characterization of such assets as real property for REIT purposes. The total recapture of depreciation and amortization expenses across all relevant assets is expected to result in federal and state tax liability of approximately $340.0 to $420.0 million, which amount will be payable in the four-year period starting in 2012 even if we abandon the REIT conversion for any reason, including the failure to receive the PLR we are seeking. Prior to the decision to convert to a REIT, our balance sheet reflected our income tax liability as a non-current deferred tax liability. As a result of the decision to convert to a REIT, our non-current tax liability will be gradually and proportionally reclassified from non-current to current over the four-year period, which started in the third quarter of 2012. The current liability reflects the tax liability that relates to additional taxable income expected to be recognized within the twelve-month period from the date of the balance sheet. If the REIT conversion is successful, we also expect to incur an additional $5.0 to $10.0 million in annual compliance costs in future years. We expect to pay between $175.0 to $250.0 million in cash taxes during 2013.

In accordance with tax rules applicable to REIT conversions, we expect to issue special distributions to our stockholders of undistributed accumulated earnings and profits of approximately $700.0 million to $1.1 billion (the “E&P distribution”), which we expect to pay out in a combination of up to 20% in cash and at least 80% in the form of our common stock. We expect to make the E&P distribution only after receiving a favorable PLR from the IRS and anticipate making a significant portion of the E&P distribution before 2015, with the balance distributed in 2015. In addition, following the completion of the REIT conversion, we intend to declare regular distributions to our stockholders.

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

You may also obtain copies of our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and any amendments to such reports, free of charge by visiting the Investor Relations page on our website, www.equinix.com. These reports are available as soon as reasonably practical after we file them with the SEC. Information contained on our website is not part of this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business and us:

Risks Related to REIT Conversion

Although we have chosen to pursue conversion to a REIT, we may not be successful in converting to a REIT effective January 1, 2015, or at all.

In September 2012, our board of directors approved a plan for us to convert to a REIT. There are significant implementation and operational complexities to address before we can convert to a REIT, including obtaining a favorable private letter ruling, or PLR, from the IRS, completing internal reorganizations, modifying accounting, information technology and real estate systems, receiving stockholder approvals and making required stockholder payouts. Further, changes in legislation, federal tax rules and interpretations thereof could adversely impact our ability to convert to a REIT. Similarly, even if we are able to satisfy the existing REIT requirements, the tax laws, regulations and interpretations governing REITs may change at any time in ways that could be disadvantageous to us.

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

Even if we convert to a REIT and elect REIT status, we cannot provide assurance that our stockholders will experience benefits attributable to our qualification and taxation as a REIT, including our ability to reduce our corporate level federal tax through distributions to stockholders and to make regular distributions to stockholders. The realization of the anticipated benefits to stockholders will depend on numerous factors, many of which are outside our control. In addition, future cash distributions to stockholders will depend on our cash flows, as well as the impact of alternative, more attractive investments as compared to dividends. Further, changes in legislation or the federal tax rules could adversely impact the benefits of being a REIT.

We may not qualify or remain qualified as a REIT.

Although, if we convert to a REIT, we plan to operate in a manner consistent with the REIT qualification rules, we cannot provide assurance that we will, in fact, qualify as a REIT or remain so qualified. REIT qualification involves the application of highly technical and complex provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of these provisions. Changes in legislation, federal tax rules and interpretations thereof could also prevent us from converting to a REIT or remaining qualified as a REIT.

If we fail to qualify as a REIT in any taxable year after the REIT conversion, we will be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates with respect to each such taxable year for which the statute of limitations remains open. In addition, we will be subject to monetary penalties for the failure. This treatment would significantly reduce our net earnings and cash flow because of our additional tax liability and the penalties for the years involved, which could significantly impact our financial condition.

Complying with REIT qualification requirements may limit our flexibility or cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our common stock. For example, under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more of our TRS, and other nonqualifying assets. This limitation may affect our ability to make large investments in other non-REIT qualifying operations or assets. In addition, in order to maintain qualification as a REIT, we will be required to distribute at least 90% of our REIT taxable income annually, determined without regard to the dividends paid deduction and excluding any net capital gains. Even if we maintain our qualification as a REIT, we will be subject to U.S. federal income tax at regular corporate rates for our undistributed REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, as well as U.S. federal income tax at regular corporate rates for income recognized by our TRSs. Because of these distribution requirements, we will likely not be able to fund future capital needs and investments from operating cash flow.

As such, compliance with REIT tests may hinder our ability to make certain attractive investments, including the purchase of significant nonqualifying assets and the material expansion of non-real estate activities.

There are uncertainties relating to our estimate of our undistributed accumulated earnings and profits (“E&P”) distribution, as well as the timing of such E&P distribution and the percentage of common stock and cash we may distribute.

We have provided an estimated range of the E&P distribution. We are in the process of conducting a study of our pre-REIT accumulated earnings and profits as of the close of our 2012 taxable year using our historic tax returns and other available information. This is a very involved and complex study, which is not yet complete, and the actual result of the study relating to our pre-REIT accumulated earnings and profits as of the close of our 2012 taxable year may be materially different from our current estimates. In addition, the estimated range of our E&P distribution is based on our projected taxable income for our 2013 and 2014 taxable years and our current business plans and performance, but our actual earnings and profits (and the actual E&P distribution) will vary depending on, among other items, the timing of certain transactions, our actual taxable income and performance for 2013 and 2014 and possible changes in legislation or tax rules and IRS revenue procedures relating to distributions of earnings and profits. For these reasons and others, our actual E&P distribution may be materially different from our estimated range.

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

Depending on the ultimate size and timing of the E&P distribution and the cash outlays associated with our conversion to a REIT, we may restructure or issue debt and/or issue equity to fund these disbursements, even if the then-prevailing market conditions are not favorable for these transactions. Whether we issue equity, at what price and amount and other terms of any such issuances will depend on many factors, including alternative sources of capital, our then existing leverage, our need for additional capital, market conditions and other factors beyond our control. If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing stockholders may be reduced. In addition, new equity securities or convertible debt securities could have rights, preferences, and privileges senior to those of our current stockholders, which could substantially decrease the value of our securities owned by them. Depending on the share price we are able to obtain, we may have to sell a significant number of shares in order to raise the capital we deem necessary to execute our long-term strategy, and our stockholders may experience dilution in the value of their shares as a result. Furthermore, satisfying our E&P distribution and other conversion costs may increase the financing we need to fund capital expenditures, future growth and expansion initiatives. As a result our indebtedness could increase. See “Other Risks” for further information regarding our substantial indebtedness.

There are uncertainties relating to the costs associated with implementing the REIT conversion.

We have provided an estimated range of our tax and other costs to convert to a REIT, including estimated tax liabilities associated with a change in our method of depreciating and amortizing various assets and annual compliance costs. Our estimate of these taxes and other costs, however, may not be accurate, and such costs may actually be higher than our estimates due to unanticipated outcomes in the process of obtaining a PLR, changes in our business support functions and support costs, the unsuccessful execution of internal planning, including restructurings and cost reduction initiatives, or other factors.

Restrictive loan covenants could prevent us from satisfying REIT distribution requirements.

If we are successful in converting to a REIT, restrictions in our credit facility and our indentures may prevent us from satisfying our REIT distribution requirements, and we could fail to qualify for taxation as a REIT. If these limits do not jeopardize our qualification for taxation as a REIT but nevertheless prevent us from distributing 100% of our REIT taxable income, we would be subject to federal corporate income tax, and potentially a nondeductible excise tax, on the retained amounts. See “Other Risks” for further information on our restrictive loan covenants.

We have no experience operating as a REIT, which may adversely affect our business, financial condition or results of operations if we successfully convert to a REIT.

We have no experience operating as a REIT and our senior management has no experience operating a REIT. Our pre-REIT operating experience may not be sufficient to prepare us to operate successfully as a REIT. Our inability to operate successfully as a REIT, including the failure to maintain REIT status, could adversely affect our business, financial condition or results of operations.

Other Risks

Acquisitions present many risks, and we may not realize the financial or strategic goals that were contemplated at the time of any transaction.

Over the last several years, we have completed several acquisitions, including that of Switch & Data Facilities Company, Inc. (“Switch and Data”) in 2010, ALOG Data Centers do Brasil S.A. in 2011 and Asia Tone Limited and ancotel GmbH in 2012 along with an acquisition of a Dubai IBX data center in 2012. We may make additional acquisitions in the future, which may include (i) acquisitions of businesses, products, services or technologies that we believe to be complementary, (ii) acquisitions of new IBX data centers or real estate for development of new IBX data centers or (iii) acquisitions through investments in local data center operators. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, including:

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

•	the possible loss or reduction in value of acquired businesses;

•	the possibility that future acquisitions may present new complexities in deal structure, related complex accounting and coordination with new partners;

•	the possibility that future acquisitions may be in geographies, and regulatory environments, to which we are unaccustomed;

•	the possibility that carriers may find it cost-prohibitive or impractical to bring fiber and networks into a new IBX data center;

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

We have a significant amount of debt. Notwithstanding our intention to become adjusted free cash flow positive in 2013, excluding REIT-related cash costs and tax liabilities, we may not achieve such goal and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, the E&P distribution or the other cash outlays associated with conversion to a REIT. As of December 31, 2012, our total indebtedness was approximately $3.0 billion, our stockholders’ equity was $2.3 billion and our cash and investments totaled $546.5 million. In addition, as of December 31, 2012, we had approximately $528.2 million of additional liquidity available to us as a result of a $750.0 million credit facility agreement entered into with a group of lenders in the U.S. as more fully described in Note 9 to Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Some of our debt contains covenants which may limit our operating flexibility or may limit our ability to operate as a REIT. In addition to our substantial debt, we lease a majority of our IBX centers and certain equipment under non-cancellable lease agreements, the majority of which are accounted for as operating leases. As of December 31, 2012, our total minimum operating lease commitments under those lease agreements, excluding potential lease renewals, was approximately $926.3 million, which represents off-balance sheet commitments.

Our substantial amount of debt and related covenants, and our off-balance sheet commitments, could have important consequences. For example, they could:

•

require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt and in respect of other off-balance sheet arrangements, reducing the availability of our cash flow to fund future capital expenditures, working capital, execution of our expansion strategy and other general corporate requirements;

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

The varying pace of global economic recovery continues to create uncertainty and unpredictability and add risk to our future outlook. Sovereign debt issues and economic uncertainty in Europe and around the world raise concerns in markets where we operate and which are important to our business. Issues in Europe, such as increased Euro currency exchange rate volatility, the negative impact of the crisis and related austerity measures on European economic growth, potential negative spillover effects to additional countries in Europe and the rest of the world, the possibility that one or more countries may leave the Euro zone and re-introduce their individual currencies, and, in more extreme circumstances, the possible dissolution of the Euro currency, could be disruptive to our operations. A global economic downturn could also result in churn in our customer base, reductions in revenues from our offerings, longer sales cycles, slower adoption of new technologies and increased price competition, adversely affecting our liquidity. If customers in EMEA have difficulty paying us, due to the current European debt crisis or a global economic downturn generally, we may also be required to further increase our allowance for doubtful accounts, which would negatively impact our results. The uncertain economic environment could also have an impact on our foreign exchange forward contracts if our counterparties’ credit deteriorates further or they are otherwise unable to perform their obligations. Finally, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.

The market price of our stock may continue to be highly volatile, and the value of an investment in our common stock may decline.

Since January 1, 2012, the closing sale price of our common stock on the NASDAQ Global Select Market has ranged from $100.90 to $226.00 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. General economic and market conditions, and market conditions for telecommunications stocks in general, may affect the market price of our common stock.

Announcements by us or others, or speculations about our future plans, may also have a significant impact on the market price of our common stock. These may relate to:

•	our operating results or forecasts;

•	new issuances of equity, debt or convertible debt by us;

•	changes to our capital allocation, tax planning or business strategy;

•	our planned conversion to a REIT;

•	a stock repurchase program;

•	developments in our relationships with corporate customers;

•	announcements by our customers or competitors;

•	changes in regulatory policy or interpretation;

•	governmental investigations;

•	changes in the ratings of our debt or stock by rating agencies or securities analysts;

•	our purchase or development of real estate and/or additional IBX data centers;

•	our acquisitions of complementary businesses; or

•	the operational performance of our IBX data centers.

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

Our capital expenditures, together with ongoing operating expenses, obligations to service our debt and the cash outlays associated with our REIT conversion, will be a substantial drain on our cash flow and may decrease our cash balances. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. Our inability to obtain additional debt and/or equity financing or to generate sufficient cash from operations may require us to prioritize projects or curtail capital expenditures which could adversely affect our results of operations.

Fluctuations in foreign currency exchange rates in the markets in which we operate internationally could harm our results of operations.

We may experience gains and losses resulting from fluctuations in foreign currency exchange rates. To date, the majority of our revenues and costs are denominated in U.S. dollars; however, the majority of revenues and costs in our international operations are denominated in foreign currencies. Where our prices are denominated in U.S. dollars, our sales and revenues could be adversely affected by declines in foreign currencies relative to the U.S. dollar, thereby making our offerings more expensive in local currencies. We are also exposed to risks resulting from fluctuations in foreign currency exchange rates in connection with our international expansions. To the extent we are paying contractors in foreign currencies, our expansions could cost more than anticipated as a result of declines in the U.S dollar relative to foreign currencies. In addition, fluctuating foreign currency exchange rates have a direct impact on how our international results of operations translate into U.S. dollars.

Although we currently undertake, and may decide in the future to further undertake, foreign exchange hedging transactions to reduce foreign currency transaction exposure, we do not currently intend to eliminate all foreign currency transaction exposure. Therefore, any weakness of the U.S. dollar may have a positive impact on our consolidated results of operations because the currencies in the foreign countries in which we operate may translate into more U.S. dollars. However, if the U.S. dollar strengthens relative to the currencies of the foreign countries in which we operate, our consolidated financial position and results of operations may be negatively impacted as amounts in foreign currencies will generally translate into fewer U.S. dollars. For additional information on foreign currency risk, refer to our discussion of foreign currency risk in “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A of this Annual Report on Form 10-K.

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

Our offerings have a long sales cycle that may harm our revenues and operating results.

A customer’s decision to obtain space in one of our IBX data centers or to purchase services typically involves a significant commitment of resources. In addition, some customers will be reluctant to commit to locating in our IBX data centers until they are confident that the IBX data center has adequate carrier connections. As a result, we have a long sales cycle. Furthermore, we may devote significant time and resources in pursuing a particular sale or customer that does not result in revenue. We have also significantly expanded our sales force in the past year, and it will take time for these new hires to become fully productive.

Delays due to the length of our sales cycle may materially and adversely affect our revenues and operating results, which could harm our ability to meet our forecasts and cause volatility in our stock price.

Any failure of our physical infrastructure or offerings could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial results.

Our business depends on providing customers with highly reliable solutions. We must safehouse our customers’ infrastructure and equipment located in our IBX data centers. We own certain of our IBX data centers, but others are leased by us, and we rely on the landlord for basic maintenance of our leased IBX data centers. If such landlord has not maintained a leased property sufficiently, we may be forced into an early exit from the center which could be disruptive to our business. Furthermore, we continue to acquire IBX data centers not built by us. If we discover that these IBX data centers and their infrastructure assets are not in the condition we expected when they were acquired, we may be required to incur substantial additional costs to repair or upgrade the centers.

The offerings we provide in each of our IBX data centers are subject to failure resulting from numerous factors, including:

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

Furthermore, we are dependent upon Internet service providers, telecommunications carriers and other website operators in the Americas, Asia-Pacific and EMEA regions and elsewhere, some of which have experienced significant system failures and electrical outages in the past. Our customers may in the future experience difficulties due to system failures unrelated to our systems and offerings. If, for any reason, these providers fail to provide the required services, our business, financial condition and results of operations could be materially and adversely impacted.

The insurance coverage that we purchase may prove to be inadequate.

We carry liability, property, business interruption and other insurance policies to cover insurable risks to our company. We select the types of insurance, the limits and the deductibles based on our specific risk profile, the cost of the insurance coverage versus its perceived benefit and general industry standards. Our insurance policies contain industry standard exclusions for events such as war and nuclear reaction. We purchase minimal levels of earthquake insurance for certain of our IBX data centers, but for most of our data centers, including many in

California, we have elected to self-insure. The earthquake and flood insurance that we do purchase would be subject to high deductibles and any of the limits of insurance that we purchase could prove to be inadequate, which could materially and adversely impact our business, financial condition and results of operations.

Our construction of additional new IBX data centers, or IBX data center expansions, could involve significant risks to our business.

In order to sustain our growth in certain of our existing and new markets, we must expand an existing data center, lease a new facility or acquire suitable land, with or without structures, to build new IBX data centers from the ground up. Expansions or new builds are currently underway, or being contemplated, in many of our markets. Any related construction requires us to carefully select and rely on the experience of one or more designers, general contractors, and associated subcontractors during the design and construction process. Should a designer, general contractor, or significant subcontractor experience financial or other problems during the design or construction process, we could experience significant delays, increased costs to complete the project and/or other negative impacts to our expected returns.

Site selection is also a critical factor in our expansion plans. There may not be suitable properties available in our markets with the necessary combination of high power capacity and fiber connectivity, or selection may be limited. Thus, while we may prefer to locate new IBX data centers adjacent to our existing locations it may not always be possible. In the event we decide to build new IBX data centers separate from our existing IBX data centers, we may provide interconnection solutions to connect these two centers. Should these solutions not provide the necessary reliability to sustain connection, this could result in lower interconnection revenue and lower margins and could have a negative impact on customer retention over time.

Environmental regulations may impose upon us new or unexpected costs.

We are subject to various federal, state, local and international environmental and health and safety laws and regulations, including those relating to the generation, storage, handling and disposal of hazardous substances and wastes. Certain of these laws and regulations also impose joint and several liability, without regard to fault, for investigation and cleanup costs on current and former owners and operators of real property and persons who have disposed of or released hazardous substances into the environment. Our operations involve the use of hazardous substances and materials such as petroleum fuel for emergency generators, as well as batteries, cleaning solutions and other materials. In addition, we lease, own or operate real property at which hazardous substances and regulated materials have been used in the past. At some of our locations, hazardous substances or regulated materials are known to be present in soil or groundwater, and there may be additional unknown hazardous substances or regulated materials present at sites we own, operate or lease. At some of our locations, there are land use restrictions in place relating to earlier environmental cleanups that do not materially limit our use of the sites. To the extent any hazardous substances or any other substance or material must be cleaned up or removed from our property, we may be responsible under applicable laws, regulations or leases for the removal or cleanup of such substances or materials, the cost of which could be substantial.

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

Fossil fuel combustion creates greenhouse gas (“GHG”) emissions that are linked to global climate change. Regulations to limit GHG emissions are in force in the European Union in an effort to prevent or reduce climate change. In the U.S., the U.S. Environmental Protection Agency (“EPA”) regulates GHG emissions from major stationary sources under the Clean Air Act. Current regulations apply to large sources of GHGs, such as, for example, fossil-fueled electricity generating facilities, the construction of new facilities that emit 100,000 tons per year or more of carbon dioxide equivalent (“CO2e”, a unit of measurement for GHGs) and the modification of any existing facility that results in an increase of GHG emissions by 75,000 tons per year of CO2e. A small source exception applies to our existing and anticipated facilities, which exempts sources emitting below 50,000 tons per year of CO2e or any modification resulting in an increase of less than 50,000 tons per year of CO2e, from permitting requirements until at least April 30, 2016. The EPA may develop permitting requirements for smaller sources of GHGs after April 30, 2016, which could potentially affect our facilities. We will continue to monitor the developments of this regulatory program to evaluate its impact on our facilities and business.

Several states within the U.S. have adopted laws intended to limit fossil fuel consumption and/or encourage renewable energy development for the same purpose. For example, California enacted AB-32, the Global Warming Solutions Act of 2006, prescribing a statewide cap on global warming pollution with a goal of reaching 1990 GHG emission levels by 2020, and established a mandatory emissions reporting program. Regulations adopted by the California Air Resources Board, require allowances to be surrendered for emissions of GHGs. This first phase of the cap-and-trade program will increase our electricity costs by an amount that cannot yet be determined, but the increase could exceed 5% of our costs of electricity at our California locations. In 2015, a second phase of the program will begin, imposing allowance obligations upon suppliers of most forms of fossil fuels, which will increase the costs of our petroleum fuels used for transportation and emergency generators.

We do not anticipate that the climate change-related laws and regulations will force us to modify our operations to limit the emissions of GHG. We could, however, be directly subject to taxes, fees or costs, or could indirectly be required to reimburse electricity providers for such costs representing the GHG attributable to our electricity or fossil fuel consumption. These cost increases could materially increase our costs of operation or limit the availability of electricity or emergency generator fuels. The physical impacts of climate change, including extreme weather conditions such as heat waves, could materially increase our costs of operation due to, for example, an increase in our energy use in order to maintain the temperature and internal environment of our data centers necessary for our operations. To the extent any environmental laws enacted or regulations impose new or unexpected costs, our business, results of operations or financial condition may be adversely affected.

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

We must be able to differentiate our IBX data centers and product offerings from those of our competitors. In addition to competing with other neutral colocation providers, we compete with traditional colocation providers, including telecommunications companies, carriers, internet service providers, managed services providers and large REITs who also operate in our market and may enjoy a cost advantage in providing offerings similar to those provided by our IBX data centers. We may experience competition from our landlords which could also reduce the amount of space available to us for expansion in the future. Rather than leasing available space in our buildings to large single tenants, they may decide to convert the space instead to smaller square foot units designed for multi-tenant colocation use, blurring the line between retail and wholesale space. We may also face competition from existing competitors or new entrants to the market seeking to replicate our global IBX data center concept by building or acquiring data centers, offering colocation on neutral terms or by replicating our strategy and messaging. Finally, customers may also decide it is cost-effective for them to build out their own data centers. Once customers have an established data center footprint, either through a relationship with one of our competitors or through in-sourcing, it may be extremely difficult to convince them to relocate to our IBX data centers.

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

Our business could be harmed by prolonged power outages or shortages, increased costs of energy or general lack of availability of electrical resources.

Our IBX data centers are susceptible to regional costs of power, power shortages, planned or unplanned power outages and limitations, especially internationally, on the availability of adequate power resources.

Power outages, such as those relating to the earthquake and tsunami in Japan in 2011 or Superstorm Sandy, which hit the U.S. east coast in 2012, could harm our customers and our business. We attempt to limit our exposure to system downtime by using backup generators and power supplies; however, we may not be able to limit our exposure entirely even with these protections in place. Some of our IBXs are located in leased buildings where, depending upon the lease requirements and number of tenants involved, we may or may not control some or all of the infrastructure including generators and fuel tanks. As a result, in the event of a power outage, we may be dependent upon the landlord, as well as the utility company, to restore the power.

In addition, global fluctuations in the price of power can increase the cost of energy, and although contractual price increase clauses exist in the majority of our customer agreements, we may not always choose to pass these increased costs on to our customers.

In each of our markets, we rely on third parties to provide a sufficient amount of power for current and future customers. At the same time, power and cooling requirements are growing on a per unit basis. As a result, some customers are consuming an increasing amount of power per cabinet. We generally do not control the amount of power our customers draw from their installed circuits. This means that we could face power limitations in our centers. This could have a negative impact on the effective available capacity of a given center and limit our ability to grow our business, which could have a negative impact on our financial performance, operating results and cash flows.

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

Our most recent evaluation of our controls resulted in our conclusion that, as of December 31, 2012, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth, and to successfully implement our proposed REIT conversion and other systems upgrades designed to support our growth, will require us to develop our controls and reporting systems and implement or adopt new controls and reporting systems. If in the future our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.

If we cannot effectively manage our international operations, and successfully implement our international expansion plans, our revenues may not increase and our business and results of operations would be harmed.

For the years ended December 31, 2012, 2011 and 2010, we recognized approximately 44%, 41% and 38%, respectively, of our revenues outside the U.S. We currently operate outside of the U.S. in Canada, Brazil, EMEA and Asia-Pacific.

To date, the network neutrality of our IBX data centers and the variety of networks available to our customers has often been a competitive advantage for us. In certain of our acquired IBX data centers in the Asia-Pacific region the limited number of carriers available reduces that advantage. As a result, we may need to adapt our key revenue-generating offerings and pricing to be competitive in those markets. In addition, we are currently undergoing expansions or evaluating expansion opportunities outside of the U.S. Undertaking and managing expansions in foreign jurisdictions may present unanticipated challenges to us.

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

In addition, compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws which also prohibit corrupt payments to governmental officials. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our offerings in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate and address these risks and manage these difficulties.

Economic uncertainty in developing markets could adversely affect our revenue and earnings.

We conduct business, or are contemplating expansion, in developing markets with economies that tend to be more volatile than those in the U.S. and Western Europe. The risk of doing business in developing markets such as Brazil, China, India, Indonesia, Russia, the United Arab Emirates and other economically volatile areas could adversely affect our operations and earnings. Such risks include the financial instability among customers in these regions, political instability, fraud or corruption and other non-economic factors such as irregular trade flows that need to be managed successfully with the help of the local governments. In addition, commercial laws in some developing countries can be vague, inconsistently administered and retroactively applied. If we are deemed not to be in compliance with applicable laws in developing countries where we conduct business, our prospects and business in those countries could be harmed, which could then have a material adverse impact on our results of operations and financial position. Our failure to successfully manage economic, political and other risks relating to doing business in developing countries and economically and politically volatile areas could adversely affect our business.

The use of high power density equipment may limit our ability to fully utilize our older IBX data centers.

Some customers have increased their use of high-density-power equipment, such as blade servers, in our IBX data centers which has increased the demand for power on a per cabinet basis. Because many of our IBX data centers were built a number of years ago, the current demand for power may exceed the designed electrical capacity in these centers. As power, not space, is a limiting factor in many of our IBX data centers, our ability to fully utilize those IBX data centers may be limited. The ability to increase the power capacity of an IBX data center, should we decide to, is dependent on several factors including, but not limited to, the local utility’s ability to provide additional power; the length of time required to provide such power; and/or whether it is feasible to upgrade the electrical infrastructure of an IBX data center to deliver additional power to customers. Although we are currently designing and building to a higher power specification than that of many of our older IBX data centers, there is a risk that demand will continue to increase and our IBX data centers could become underutilized sooner than expected.

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

•

changes in general economic conditions, such as an economic downturn, or specific market conditions in the telecommunications and Internet industries, both of which may have an impact on our customer base;

•

charges to earnings resulting from past acquisitions due to, among other things, impairment of goodwill or intangible assets, reduction in the useful lives of intangible assets acquired, identification of additional assumed contingent liabilities or revised estimates to restructure an acquired company’s operations;

•	the duration of the sales cycle for our offerings and our ability to ramp our newly-hired sales persons to full productivity within the time period we have forecasted;

•	restructuring charges or reversals of existing restructuring charges, which may be necessary due to revised sublease assumptions, changes in strategy or otherwise;

•	acquisitions or dispositions we may make;

•	the financial condition and credit risk of our customers;

•	the provision of customer discounts and credits;

•	the mix of current and proposed products and offerings and the gross margins associated with our products and offerings;

•	the timing required for new and future centers to open or become fully utilized;

•	competition in the markets in which we operate;

•	conditions related to international operations;

•	increasing repair and maintenance expenses in connection with aging IBX data centers;

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

•	the cost and availability of adequate public utilities, including power;

•	changes in employee stock-based compensation;

•	overall inflation;

•	increasing interest expense due to any increases in interest rates and/or potential additional debt financings;

•	a stock repurchase program;

•	our proposed REIT conversion, including the timing of expenditures associated with the REIT conversion;

•	changes in our tax planning strategies or failure to realize anticipated benefits from such strategies;

•	changes in income tax benefit or expense; and

•	changes in or new generally accepted accounting principles (“GAAP”) in the U.S. as periodically released by the Financial Accounting Standards Board (“FASB”).

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

As of December 31, 2012, our accumulated deficit was $110.4 million. Although we have generated net income for each fiscal year since 2008, which was our first full year of net income since our inception, we are also currently investing heavily in our future growth through the build out of multiple additional IBX data centers and IBX data center expansions as well as acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial crisis may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

The failure to obtain favorable terms when we renew our IBX data center leases could harm our business and results of operations.

While we own certain of our IBX data centers, others are leased under long-term arrangements with lease terms expiring at various dates through 2035. These leased centers have all been subject to significant development by us in order to convert them from, in most cases, vacant buildings or warehouses into IBX data centers. Most of our IBX data center leases have renewal options available to us. However, many of these renewal options provide for the rent to be set at then-prevailing market rates. To the extent that then-prevailing market rates are higher than present rates, these higher costs may adversely impact our business and results of operations.

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

We derive some revenues from contracts with the U.S. government, state and local governments and foreign governments. Some of these customers may terminate all or part of their contracts at any time, without cause.

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

Our ability to maximize revenues depends on our ability to develop and grow a balanced customer base, consisting of a variety of companies, including enterprises, cloud, digital content and financial companies, and network service providers. We consider certain of these customers to be key magnets in that they draw in other customers. The more balanced the customer base within each IBX data center, the better we will be able to generate significant interconnection revenues, which in turn increases our overall revenues. Our ability to attract customers to our IBX data centers will depend on a variety of factors, including the presence of multiple carriers, the mix of our offerings, the overall mix of customers, the presence of key customers attracting business through vertical market ecosystems, the IBX data center’s operating reliability and security and our ability to effectively market our offerings. However, some of our customers may face competitive pressures and may ultimately not be successful or may be consolidated through merger or acquisition. If these customers do not continue to use our IBX data centers it may be disruptive to our business. Finally, the uncertain economic climate may harm our ability to attract and retain customers if customers slow spending, or delay decision-making, on our offerings, or if customers begin to have difficulty paying us and we experience increased churn in our customer base. Any of these factors may hinder the development, growth and retention of a balanced customer base and adversely affect our business, financial condition and results of operations.

We are subject to securities class action and other litigation, which may harm our business and results of operations.

We are subject to various legal proceedings as described in Note 14 to Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. In addition, we may, in the future, be subject to other litigation. For example, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Litigation can be lengthy, expensive, and divert management’s attention and resources. Results cannot be predicted with certainty and an adverse outcome in litigation could result in monetary damages or injunctive relief that could seriously harm our business, results of operations, financial condition or cash flows.

We may not be able to protect our intellectual property rights.

We cannot make assurances that the steps taken by us to protect our intellectual property rights will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. We also are subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any such claims could require us to spend significant sums in litigation, pay damages, develop non-infringing intellectual property, or acquire licenses to the intellectual property that is the subject of the alleged infringement.

Government regulation may adversely affect our business.

Various laws and governmental regulations, both in the U.S. and abroad, governing Internet related services, related communications services and information technologies remain largely unsettled, even in areas where there has been some legislative action. For example, the Federal Communications Commission is considering proposed Internet rules and regulation of broadband that may result in material changes in the regulations and contribution regime affecting us and our customers. Likewise, as part of a review of the current equity market structure, the Securities and Exchange Commission and the Commodity Futures Trading Commission have both sought comments regarding the regulation of independent data centers, such as Equinix, which provide colocation for financial markets and exchanges. The CFTC is also considering regulation of companies that use automated and high-frequency trading systems. Any such regulation may ultimately affect our provision of offerings.

It also may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel, telecommunications services and taxation, apply to the Internet and to related offerings such as ours, and substantial resources may be required to comply with regulations or bring any non-compliant business practices into compliance with such regulations. In addition, the development of the market for online commerce and the displacement of traditional telephony service by the Internet and related communications services may prompt an increased call for more stringent consumer protection laws or other regulation both in the U.S. and abroad that may impose additional burdens on companies conducting business online and their service providers.

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

Our executive offices are located in Redwood City, California, and we also have sales offices in several cities throughout the U.S. Our Asia-Pacific headquarters office is located in Hong Kong and we also have office space in Shanghai, China; Singapore; Tokyo, Japan; and Sydney, Australia, which is contained in one of our IBX data centers there. Our EMEA headquarters office is located in London, United Kingdom and our regional sales offices in EMEA are based in our IBX data centers in EMEA. We have entered into leases for certain of our IBX data centers in Atlanta, Georgia; New York, New York; Dallas, Texas; Chicago, Illinois; Englewood, Colorado; Los Angeles, Palo Alto, San Jose, Santa Clara and Sunnyvale, California; Miami, Florida; Newark, North Bergen and Secaucus, New Jersey; Philadelphia, Pennsylvania; Reston and Vienna, Virginia; Seattle, Washington; Toronto, Canada; Waltham, Massachusetts and Rio De Janeiro and Sao Paolo, Brazil in the Americas region; Shanghai, China; Hong Kong; Singapore; Sydney, Australia and Tokyo, Japan in the Asia-Pacific region; Dubai, U.A.E.; London, United Kingdom; Paris, France; Frankfurt, Munich and Dusseldorf, Germany; Zurich and Geneva, Switzerland and Enschede and Zwolle, the Netherlands in the EMEA region. We own certain of our IBX data centers in Ashburn, Virginia; Chicago, Illinois; Los Angeles and San Jose, California; Paris, France; Frankfurt, Germany and Amsterdam, the Netherlands. We own campuses in Ashburn, Virginia, Silicon Valley and Frankfurt, Germany that house some of our IBX data centers mentioned in the preceding sentence.

ITEM 3.	LEGAL PROCEEDINGS

Alleged Class Action and Shareholder Derivative Actions

On March 4, 2011, an alleged class action entitled Cement Masons & Plasterers Joint Pension Trust v. Equinix, Inc., et al., No. CV-11-1016-SC, was filed in the United States District Court for the Northern District

of California, against Equinix and two of our officers. The suit asserts purported claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for allegedly misleading statements regarding our business and financial results. The suit is purportedly brought on behalf of purchasers of our common stock between July 29, 2010 and October 5, 2010, and seeks compensatory damages, fees and costs. Defendants filed a motion to dismiss on November 7, 2011. On March 2, 2012, the Court granted defendants’ motion to dismiss without prejudice and gave plaintiffs thirty days in which to amend their complaint. Pursuant to stipulation and order of the court entered on March 16, 2012, the parties agreed that plaintiffs would have up to and through May 2, 2012 to file a Second Amended Complaint. On May 2, 2012 plaintiffs filed a Second Amended Complaint asserting the same basic allegations as in the prior complaint. On June 15, 2012, defendants moved to dismiss the Second Amended Complaint. On September 19, 2012, the Court took the hearing on defendants’ motion to dismiss the Second Amended Complaint off calendar and notified the parties that it would make its decision on the pleadings. Subsequently, on September 24, 2012 the Court requested the parties submit supplemental briefing on or before October 9, 2012. The supplemental briefing was submitted on October 9, 2012. On December 5, 2012, the Court granted defendants’ motion to dismiss the Second Amended Complaint without prejudice and on January 15, 2013, Plaintiffs filed their Third Amended Complaint. Defendants’ response is due by February 26, 2013.

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

On May 20, 2011, an alleged shareholder derivative action entitled Stopa v. Clontz, et al., No. CV-11-2467-SC, was filed in the U.S. District Court for the Northern District of California, purportedly on behalf of Equinix, naming Equinix (as a nominal defendant) and the members of our board of directors as defendants. The suit is based on allegations similar to those in the federal securities class action and the state court derivative action and asserts causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. On June 10, 2011, the Court signed an order relating this case to the federal securities class action. Plaintiffs filed an amended complaint on December 14, 2011. By agreement and order of the court, this case has been temporarily stayed pending proceedings in the class action, and, pursuant to that agreement, defendants need not respond to the complaint at this time.

We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Unless otherwise specifically disclosed here or in Note 14 to Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we have determined that no provision for liability nor disclosure is required related to any claim against us because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized, if any, may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

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

	Low	High
Fiscal 2012:
Fourth Fiscal Quarter	$172.90	$206.20
Third Fiscal Quarter	161.37	206.05
Second Fiscal Quarter	147.70	175.65
First Fiscal Quarter	100.90	157.45
Fiscal 2011:
Fourth Fiscal Quarter	$84.27	$104.21
Third Fiscal Quarter	82.03	105.87
Second Fiscal Quarter	91.42	101.40
First Fiscal Quarter	82.00	92.43

As of January 31, 2013, we had 48,803,656 shares of our common stock outstanding held by approximately 208 registered holders.

We have never declared or paid any cash dividends on our common stock. However, if we are successful in pursuing our planned REIT conversion, we expect to become a dividend-paying company in the future. Until such time that we complete all significant actions necessary to qualify as a REIT, we intend to retain our earnings, if any, for future growth.

During the year ended December 31, 2012, we did not issue or sell any securities on an unregistered basis.

Purchases of Equity Securities by Issuer

In November 2011, our board of directors approved a share repurchase program to repurchase up to $250.0 million in value of our common stock in the open market or private transactions through December 31, 2012. There were no share repurchases during the three months ended December 31, 2012. The share repurchase program expired on December 31, 2012, and the unused balance under the share repurchase program was $150.0 million. For additional information, see “Share Repurchase Program” in Note 11 of our Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on Equinix’s common stock between December 31, 2007 and December 31, 2012 with the cumulative total return of (i) The NASDAQ Composite Index and (ii) The NASDAQ Telecommunications Index. This graph assumes the investment of $100.00 on December 31, 2007 in Equinix’s common stock, in The NASDAQ Composite Index, and in The NASDAQ Telecommunications Index, and assumes the reinvestment of dividends, if any.

Equinix cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of Equinix’s common stock.

Notwithstanding anything to the contrary set forth in any of Equinix’s previous or future filings under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended, that might incorporate this Annual Report on Form 10-K or future filings made by Equinix under those statutes, the stock performance graph shall not be deemed filed with the Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by Equinix under those statutes.

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated statement of operations data for the five years ended December 31, 2012 and the consolidated balance sheet data as of December 31, 2012, 2011, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements and the related notes. Our historical results are not necessarily indicative of the results to be expected for future periods. The following selected consolidated financial data for the three years ended December 31, 2012 and as of December 31, 2012 and 2011, should be read in conjunction with our audited consolidated financial statements and the related notes in Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K. In addition, we completed an acquisition of a Dubai IBX data center in November 2012 and acquisitions of Asia Tone Limited and ancotel GmbH in July 2012, an acquisition of an indirect controlling interest in ALOG Data Centers do Brasil S.A. in April 2011 and an acquisition of Switch and Data Facilities Company, Inc. in April 2010. We sold 16 of our IBX data centers located throughout the U.S. in November 2012. For further information on these acquisitions and our discontinued operations, refer to Notes 2 and 4, respectively, of our Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

	Years ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$1,895,744	$1,569,784	$1,196,214	$882,509	$704,680

Costs and operating expenses:
Cost of revenues	943,995	833,851	652,156	483,420	414,799
Sales and marketing	202,914	158,347	110,765	63,584	66,913
General and administrative	329,399	265,554	220,618	155,324	146,564
Restructuring charges	—	3,481	6,734	(6,053)	3,142
Impairment charges	9,861	—	—	—	—
Acquisition costs	8,822	3,297	12,337	5,155	—

Total costs and operating expenses	1,494,991	1,264,530	1,002,610	701,430	631,418

Income from continuing operations	400,753	305,254	193,604	181,079	73,262
Interest income	3,466	2,280	1,515	2,384	8,940
Interest expense	(200,328)	(181,303)	(140,475)	(74,232)	(61,677)
Other-than-temporary impairment (loss) recovery on investments	—	—	3,626	(2,590)	(1,527)
Other income (loss)	(2,208)	2,821	692	2,387	1,307
Loss on debt extinguishment and interest rate swaps, net	(5,204)	—	(10,187)	—	—

Income from continuing operations before income taxes	196,479	129,052	48,775	109,028	20,305
Income tax benefit (expense)	(61,783)	(37,451)	(12,562)	(39,597)	87,619

Net income from continuing operations	134,696	91,601	36,213	69,431	107,924
Net income from discontinued operations, net of tax	13,086	1,009	668	—	—

Net income	147,782	92,610	36,881	69,431	107,924
Net (income) loss attributable to redeemable non-controlling interests	(3,116)	1,394	—	—	—

Net income attributable to Equinix	$144,666	$94,004	$36,881	$69,431	$107,924

	Years ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands, except per share data)
Earnings per share (“EPS”)attributable to Equinix:
Basic EPS from continuing operations	$2.74	$1.74	$0.83	$1.80	$2.91
Basic EPS from discontinued operations	0.27	0.02	0.01	—	—

Basic EPS	$3.01	$1.76	$0.84	$1.80	$2.91

Weighted average shares—basic	48,004	46,956	43,742	38,488	37,120

Diluted EPS from continuing operations	$2.67	$1.70	$0.81	$1.75	$2.79
Diluted EPS from discontinued operations	0.25	0.02	0.01	—	—

Diluted EPS	$2.92	$1.72	$0.82	$1.75	$2.79

Weighted average shares—diluted	51,816	47,898	44,810	39,676	41,582

	Years ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Other Financial Data (1):
Net cash provided by operating activities	$632,026	$587,609	$392,872	$355,492	$267,558
Net cash used in investing activities	(442,873)	(1,499,444)	(600,969)	(558,178)	(478,040)
Net cash provided by (used in) financing activities	(222,721)	748,728	309,686	323,598	145,106

(1)	For a discussion of our primary non-GAAP financial metric, adjusted EBITDA, see our non-GAAP financial measures discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

	As of December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term and long-term investments	$546,524	$1,076,345	$592,839	$604,367	$307,945
Accounts receivable, net	163,840	139,057	116,358	64,767	66,029
Property, plant and equipment, net	3,918,999	3,225,912	2,650,953	1,808,115	1,492,830
Total assets	6,132,964	5,785,324	4,448,009	3,038,150	2,434,736
Capital lease and other financing obligations, excluding current portion	545,853	390,269	253,945	154,577	133,031
Mortgage and loans payable, excluding current portion	188,802	168,795	100,337	371,322	386,446
Senior notes	1,500,000	1,500,000	750,000	—	—
Convertible debt, excluding current portion	708,726	694,769	916,337	893,706	608,510
Redeemable non-controlling interests	84,178	67,601	—	—	—
Total stockholders’ equity	2,335,273	1,952,212	1,880,515	1,182,483	916,661

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In November 2012, as more fully described in Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we entered into an alliance agreement with Emirates Integrated Telecommunications Company PJSC, commercially branded and referred to as du, to deliver colocation and interconnection offerings to customers in the Middle East. We entered into an asset sale and purchase agreement with E-Hosting DataFort FZ, LLC, referred to as EHDF, for a substantially completed data center located in Dubai for cash consideration of approximately $22.9 million. We also entered a lease agreement with Tecom Investment FZ, LLC, referred to as Tecom, for the underlying building space where the data center assets that were acquired by the Company from EHDF are located. Our IBX data center in Dubai opened for business in early 2013. We refer to this series of transactions collectively as the Dubai IBX data center acquisition.

In November 2012, as more fully described in Note 4 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we sold 16 of our IBX data centers located throughout the U.S. for net proceeds of approximately $76.5 million, which resulted in an after-tax gain on disposal of discontinued operations of approximately $11.9 million. We refer to this transaction as the divestiture.

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

In July 2012, as more fully described in Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we acquired certain assets and operations of Asia Tone Limited, referred to as

Asia Tone, a privately-owned company headquartered in Hong Kong, for gross cash consideration of approximately $230.5 million. We refer to this transaction as the Asia Tone acquisition. We agreed to pay net cash consideration of $202.4 million as a result of adjustments to the purchase price included in the purchase and sale agreement. Asia Tone operates six data centers and one disaster recovery center across locations in Hong Kong, Shanghai and Singapore. The Asia Tone acquisition included one data center under construction in Shanghai. The combined company operates under the Equinix name.

In July 2012, as more fully described in Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we acquired 100% of the issued and outstanding share capital of ancotel GmbH, referred to as ancotel, a privately-owned company headquartered in Frankfurt, Germany for cash consideration of approximately $85.7 million. We refer to this transaction as the ancotel acquisition. ancotel operates one data center in Frankfurt and edge nodes in Hong Kong and London. The combined company operates under the Equinix name.

In June 2012, as more fully described in Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we entered into a credit agreement with a group of lenders for a $750.0 million credit facility, comprised of a $200.0 million term loan facility, referred to as the U.S. term loan, and a $550.0 million multicurrency revolving credit facility, referred to as the U.S. revolving credit line. We refer to this transaction as the U.S. financing. In July 2012, we fully utilized the U.S. term loan and used the funds to prepay and terminate the Asia-Pacific financing.

Overview

Equinix provides global data center services that protect and connect the world’s most valued information assets. Global enterprises, financial services companies, and content and network service providers rely upon Equinix’s leading insight and data centers in 31 markets around the world for the safehousing of their critical IT equipment and the ability to directly connect to the networks that enable today’s information-driven economy. Equinix offers the following solutions: (i) premium data center colocation, (ii) interconnection and (iii) exchange and outsourced IT infrastructure services. As of December 31, 2012, we operated or had partner IBX data centers in the Atlanta, Boston, Chicago, Dallas, Denver, Los Angeles, Miami, New York, Philadelphia, Rio De Janeiro, Sao Paulo, Seattle, Silicon Valley, Toronto and Washington, D.C. metro areas in the Americas region; France, Germany, Italy, the Netherlands, Switzerland and the United Kingdom in the EMEA region; and Australia, Hong Kong, Japan, China and Singapore in the Asia-Pacific region.

We leverage our global data centers in 31 markets around the world as a global platform which houses more than 90% of the world’s Internet routes and allows our customers to increase information and application delivery performance while significantly reducing costs. Based on our global platform and the quality of our IBX data centers, we believe we have established a critical mass of customers. As more customers locate in our IBX data centers, it benefits their suppliers and business partners to colocate as well in order to gain the full economic and performance benefits of our offerings. These partners, in turn, pull in their business partners, creating a “marketplace” for their services. Our global platform enables scalable, reliable and cost-effective colocation, interconnection and traffic exchange thus lowering overall cost and increasing flexibility. Our focused business model is based on our critical mass of customers and the resulting “marketplace” effect. This global platform, combined with our strong financial position, continues to drive new customer growth and bookings as we drive scale into our global business.

Historically, our market has been served by large telecommunications carriers who have bundled their telecommunications products and services with their colocation offerings. The data center market landscape has evolved to include cloud computing/utility providers, application hosting providers and systems integrators, managed infrastructure hosting providers and colocation providers with over 350 companies providing data center solutions in the U.S. alone. Each of these data center solutions providers can bundle various colocation, interconnection and network offerings, and outsourced IT infrastructure services. We are able to offer our customers a global platform that supports global reach to 15 countries, proven operational reliability, improved application performance and network choice, and a highly scalable set of offerings.

Excluding Asia Tone and ancotel, our customer count increased to approximately 6,093 as of December 31, 2012 versus approximately 5,538 as of December 31, 2011, an increase of 9%. This increase was due to organic growth in our business. Our utilization rate represents the percentage of our cabinet space billing versus net sellable cabinet space available, taking into account power limitations. Excluding Asia Tone and ancotel, our utilization rate decreased to approximately 76% as of December 31, 2012 versus approximately 80% as of December 31, 2011; however, excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our utilization rate would have increased to approximately 84% as of December 31, 2012. Our utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our centers even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and offerings. As was the case with our recent expansions and acquisitions, our expansion criteria will be dependent on a number of factors such as demand from new and existing customers, quality of the design, power capacity, access to networks, capacity availability in the current market location, amount of incremental investment required by us in the targeted property, lead-time to break-even on a free cash flow basis and in-place customers. Like our recent expansions and acquisitions, the right combination of these factors may be attractive to us. Depending on the circumstances, these transactions may require additional capital expenditures funded by upfront cash payments or through long-term financing arrangements in order to bring these properties up to Equinix standards. Property expansion may be in the form of purchases of real property, long-term leasing arrangements or acquisitions. Future purchases, construction or acquisitions may be completed by us or with partners or potential customers to minimize the outlay of cash, which can be significant.

Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during the past three years, in any given quarter, greater than half of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth.

Our non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment and professional services that we perform. These services are considered to be non-recurring because they are billed typically once and upon completion of the installation or professional services work performed. The majority of these non-recurring revenues are typically billed on the first invoice distributed to the customer in connection with their initial installation. However, revenues from installation services are deferred and recognized ratably over the longer of the term of the related contract or expected life of the services. Additionally, revenue from contract settlements, when a customer wishes to terminate their contract early, is recognized when no remaining performance obligations exist and collectability is reasonably assured, to the extent that the revenue has not previously been recognized. As a percentage of total revenues, we expect non-recurring revenues to represent less than 10% of total revenues for the foreseeable future.

Our Americas revenues are derived primarily from colocation and related interconnection offerings, and our EMEA and Asia-Pacific revenues are derived primarily from colocation and managed infrastructure services.

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

Due to our recurring revenue model, and a cost structure which has a large base that is fixed in nature and generally does not grow in proportion to revenue growth, we expect our cost of revenues, sales and marketing expenses and general and administrative expenses to decline as a percentage of revenue over time, although we expect each of them to grow in absolute dollars in connection with our growth. This is evident in the trends noted below in our discussion about our results of operations. However, for cost of revenues, this trend may periodically be impacted when a large expansion project opens or is acquired and before it starts generating any meaningful revenue. Furthermore, in relation to cost of revenues, we note that the Americas region has a lower cost of revenues as a percentage of revenue than either EMEA or Asia-Pacific. This is due to both the increased scale and maturity of the Americas region compared to either the EMEA or Asia-Pacific region, as well as a higher cost structure outside of the Americas, particularly in EMEA. While we expect all three regions to continue to see lower cost of revenues as a percentage of revenues in future periods, we expect the trend of the Americas having the lowest cost of revenues as a percentage of revenue and EMEA having the highest to continue. As a result, to the extent that revenue growth outside the Americas grows in greater proportion than revenue growth in the Americas, our overall cost of revenues as a percentage of revenues may increase in future periods. Sales and marketing expenses and general and administrative expenses may also periodically increase as a percentage of revenue as we continue to scale our operations to support our growth.

Potential REIT Conversion

On September 13, 2012, we announced that our board of directors approved a plan for Equinix to pursue conversion to a REIT. We have begun implementation of the REIT conversion, and we plan to make a tax election for REIT status for the taxable year beginning January 1, 2015. Any REIT election made by us must be effective as of the beginning of a taxable year; therefore, as a calendar year taxpayer, if we are unable to convert to a REIT by January 1, 2015, the next possible conversion date would be January 1, 2016.

If we are able to convert to and qualify as a REIT, we will generally be permitted to deduct from federal income taxes the dividends we pay to our stockholders. The income represented by such dividends would not be subject to federal taxation at the entity level but would be taxed, if at all, at the stockholder level. Nevertheless, the income of our domestic TRS, which will hold our U.S. operations that may not be REIT-compliant, will be subject, as applicable, to federal and state corporate income tax. Likewise, our foreign subsidiaries will continue to be subject to foreign income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRS or through QRS. We will also be subject to a separate corporate income tax on any gains recognized during a specified period (generally 10 years) following the REIT conversion that are attributable to “built-in” gains with respect to the assets that we own on the date we convert to a REIT. Our ability to qualify as a REIT will depend upon our continuing compliance following our REIT conversion with various requirements, including requirements related to the nature of our assets, the sources of our income and the distributions to our stockholders. If we fail to qualify as a REIT, we will be subject to federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property. In particular, while state income tax regimes often parallel the federal income tax regime for REITs described above, many states do not completely follow federal rules and some may not follow them at all.

The REIT conversion implementation currently includes seeking a PLR from the IRS. Our PLR request has multiple components, and the conversion to a REIT will require favorable rulings from the IRS on numerous technical tax issues, including classification of our data center assets as qualified real estate assets. We submitted the PLR request to the IRS in 2012, but the IRS may not provide a PLR until late in 2013 or at all.

We currently estimate that we will incur approximately $50.0 to $80.0 million in costs to support the REIT conversion, in addition to related tax liabilities associated with a change in our method of depreciating and amortizing various data center assets for tax purposes from our current method to methods that are more consistent with the characterization of such assets as real property for REIT purposes. The total recapture of depreciation and amortization expenses across all relevant assets is expected to result in federal and state tax liability of approximately $340.0 to $420.0 million, which amount will be payable in the four-year period starting in 2012 even if we abandon the REIT conversion for any reason, including the failure to receive the PLR we are seeking. Prior to the decision to convert to a REIT, our balance sheet reflected our income tax liability as a non-current deferred tax liability. As a result of the decision to convert to a REIT, our non-current tax liability will be gradually and proportionally reclassified from non-current to current over the four-year period, which started in the third quarter of 2012. The current liability reflects the tax liability that relates to additional taxable income expected to be recognized within the twelve-month period from the date of the balance sheet. If the REIT conversion is successful, we also expect to incur an additional $5.0 to $10.0 million in annual compliance costs in future years. We expect to pay between $175.0 to $250.0 million in cash taxes during 2013.

Results of Operations

Our results of operations for year ended December 31, 2012 include the operations of the Dubai IBX data center acquisition from November 9, 2012, Asia Tone from July 4, 2012 and ancotel from July 3, 2012. Our results of operations for the year ended December 31, 2011 include the operations of ALOG from April 25, 2011. Our results of operations for the year ended December 31, 2010 include the operations of Switch & Data Facilities Company, Inc., which is referred to as Switch and Data, from May 1, 2010.

Discontinued Operations

We present the results of operations associated with 16 of our IBX centers that we sold as net income from discontinued operations in our consolidated statements of operations. Our results of operations have been reclassified to reflect our discontinued operations for all periods presented. Unless otherwise stated, the results of operations discussed herein refer to our continuing operations.

Constant Currency Presentation

Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies such as the Brazilian reais, British pound, Canadian dollar, Euro, Swiss franc, Australian dollar, Chinese Yuan, Hong Kong dollar, Japanese yen and Singapore dollar. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the year ended December 31, 2011 are used as exchange rates for the year ended December 31, 2012 when comparing the year ended December 31, 2012 with the year ended December 31, 2011, and average rates in effect for the year ended December 31, 2010 are used as exchange rates for the year ended December 31, 2011 when comparing the year ended December 31, 2011 with the year ended December 31, 2010).

Years Ended December 31, 2012 and 2011

Revenues. Our revenues for the years ended December 31, 2012 and 2011 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2012	%	2011	%	Actual	Constant currency
Americas:
Recurring revenues	$1,114,579	59%	$959,907	61%	16%	16%
Non-recurring revenues	45,895	2%	35,808	2%	28%	30%

	1,160,474	61%	995,715	63%	17%	17%

EMEA:
Recurring revenues	400,002	21%	328,355	21%	22%	28%
Non-recurring revenues	33,448	2%	29,867	2%	12%	19%

	433,450	23%	358,222	23%	21%	27%

Asia-Pacific:
Recurring revenues	284,662	15%	204,152	13%	39%	39%
Non-recurring revenues	17,158	1%	11,695	1%	47%	46%

	301,820	16%	215,847	14%	40%	39%

Total:
Recurring revenues	1,799,243	95%	1,492,414	95%	21%	22%
Non-recurring revenues	96,501	5%	77,370	5%	25%	28%

	$1,895,744	100%	$1,569,784	100%	21%	22%

Americas Revenues. Growth in Americas revenues was primarily due to (i) $27.2 million of incremental revenue from ALOG ($74.1 million of full-year revenue contributions from ALOG during the year ended December 31, 2012 as compared to $46.9 million of partial-year revenue contributions during the year ended December 31, 2011), (ii) $26.5 million of revenue generated from our recently-opened IBX data centers and IBX data center expansions in the Dallas, Miami, New York and Washington, D.C. metro areas and (iii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth through recently-opened IBX data center expansions and additional IBX data center expansions currently taking place in the Chicago, Seattle, Toronto and Washington, D.C. metro areas, which are expected to open during 2013 and 2014. Our estimates of future revenue growth take account of expected changes in recurring revenues attributable to customer bookings, customer churn or changes or amendments to customers’ contracts.

EMEA Revenues. During the years ended December 31, 2012 and 2011, our revenues from the United Kingdom, the largest revenue contributor in the EMEA region for the period, represented approximately 38% and 36%, respectively, of the regional revenues. Our EMEA revenue growth was due to (i) $11.5 million of additional revenue resulting from the ancotel acquisition, (ii) $31.8 million of revenue from our recently-opened IBX data center expansions in the Amsterdam, Frankfurt, London and Paris metro areas and (iii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the year ended December 31, 2012, the U.S. dollar was generally stronger relative to the British pound, Euro and Swiss Franc than during the year ended December 31, 2011, resulting in approximately $22.8 million of unfavorable foreign currency impact to our EMEA revenues during the year ended December 31, 2012 on a constant currency basis. We expect that our EMEA revenues will continue to grow in future periods as a result of the ancotel acquisition and our continued growth through recently-opened IBX data center expansions and additional IBX data center expansions currently taking place in the Dubai, Frankfurt and Zurich metro areas, which are expected to open during 2013. Our estimates of future revenue growth take into account expected changes in recurring revenues attributable to customer bookings, customer churn or changes or amendments to customers’ contracts.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 37% and 40%, respectively, of the regional revenues for the years ended December 31, 2012 and 2011. Our Asia-Pacific revenue growth was due to (i) $23.1 million of additional revenue resulting from the Asia Tone acquisition, (ii) $9.5 million of revenue generated from our recently-opened IBX center expansions in the Hong Kong, Shanghai, Singapore and Sydney metro areas and (iii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. For the year ended December 31, 2012, the impact of foreign currency fluctuations on our Asia-Pacific revenues was not significant on a constant currency basis. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of the Asia Tone acquisition and our continued growth through recently-opened IBX data center expansions and additional IBX data center expansions currently taking place in the Shanghai, Singapore and Tokyo metro areas, which are expected to open during 2013. Our estimates of future revenue growth take into account expected changes in recurring revenues attributable to customer bookings, or changes or amendments to customers’ contracts.

Cost of Revenues. Our cost of revenues for the years ended December 31, 2012 and 2011 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2012	%	2011	%	Actual	Constant currency
Americas.	$532,691	57%	$491,460	59%	8%	8%
EMEA	230,239	24%	212,967	26%	8%	15%
Asia-Pacific	181,065	19%	129,424	15%	40%	40%

Total	$943,995	100%	$833,851	100%	13%	15%

	Years ended December 31,
	2012	2011
Cost of revenues as a percentage of revenues:
Americas .	46%	49%
EMEA	53%	59%
Asia-Pacific	60%	60%
Total	50%	53%

Americas Cost of Revenues. Our Americas cost of revenues for the years ended December 31, 2012 and 2011 included $196.1 million and $178.6 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to both our organic IBX data center expansion activity and acquisitions. Excluding depreciation expense, the increase in our Americas cost of revenues was primarily due to (i) $9.4 million of incremental Americas cost of revenues resulting from the ALOG acquisition, (ii) $7.0 million of higher compensation costs, including general salaries, bonuses and stock-based compensation cost and (iii) $5.9 million of higher costs associated with certain revenues from offerings provided to customers. We expect Americas cost of revenues to increase as we continue to grow our business.

EMEA Cost of Revenues. EMEA cost of revenues for the years ended December 31, 2012 and 2011 included $69.4 million and $67.0 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to both our organic IBX data center expansion activity and acquisitions. Excluding depreciation expense, the increase in EMEA cost of revenues was primarily due to (i) $4.4 million of additional cost of revenues resulting from the ancotel acquisition, (ii) an increase of $6.5 million in utility costs arising from increased customer installations and revenues attributed to customer growth and (iii) $3.2 million of higher costs associated with costs of equipment sales. During the year ended December 31, 2012, the U.S. dollar was generally stronger relative to the British pound, Euro and Swiss franc than during the year ended December 31, 2011, resulting in approximately $13.7 million of favorable foreign currency impact to our EMEA cost of revenues during the year ended December 31, 2012 on a constant currency basis. We expect EMEA cost of revenues to increase as we continue to grow our business including costs related to the Dubai IBX data center acquisition.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the years ended December 31, 2012 and 2011 included $71.8 million and $46.7 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to both our organic IBX data center expansion activity and the Asia Tone acquisition. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily due to (i) $10.1 million of additional cost of revenues resulting from the Asia Tone acquisition, (ii) $10.7 million in higher utility costs and (iii) $2.9 million of higher compensation expense, including general salaries, bonuses and headcount growth (192 Asia-Pacific employees as of December 31, 2012 versus 153 as of December 31, 2011). For the year ended December 31, 2012, the impact of foreign currency fluctuations on our Asia-Pacific cost of revenues was not significant on a constant currency basis. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the years ended December 31, 2012 and 2011 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2012	%	2011	%	Actual	Constant currency
Americas.	$122,970	61%	$103,435	65%	19%	19%
EMEA	52,595	26%	36,528	23%	44%	49%
Asia-Pacific	27,349	13%	18,384	12%	49%	48%

Total	$202,914	100%	$158,347	100%	28%	29%

	Years ended December 31,
	2012	2011
Sales and marketing expenses as a percentage of revenues:
Americas	11%	10%
EMEA	12%	10%
Asia-Pacific	9%	9%
Total	11%	10%

Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was due to (i) $3.8 million of incremental sales and marketing expenses resulting from the ALOG acquisition, (ii) $11.4 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (256 Americas sales and marketing employees as of December 31, 2012 versus 241 as of December 31, 2011) and (iii) $3.4 million of professional fees to support our growth. Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Americas sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in Americas sales and marketing initiatives, we believe our Americas sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.

EMEA Sales and Marketing Expenses. The increase in our EMEA sales and marketing expenses was primarily due to (i) $4.6 million of additional sales and marketing expenses resulting from the ancotel acquisition and (ii) $7.7 million of higher compensation costs, including sales compensation, general salaries, bonuses and stock-based compensation expense and headcount growth (148 EMEA sales and marketing employees as of December 31, 2012 versus 117 as of December 31, 2011). For the year ended December 31, 2012, the impact of foreign currency fluctuations on our EMEA sales and marketing expenses was not significant on a constant currency basis. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our EMEA sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in EMEA sales and marketing initiatives, we believe our EMEA sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to (i) $1.9 million of additional sales and marketing expenses resulting from the Asia Tone acquisition and (ii) $6.3 million of higher compensation costs, including sales compensation, general salaries, bonuses and headcount growth (95 Asia-Pacific sales and marketing employees as of December 31, 2012 versus 70 as of December 31, 2011). For the year ended December 31, 2012, the impact of foreign currency fluctuations on our Asia-Pacific sales and marketing expenses was not significant on a constant currency basis. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Asia-Pacific sales and marketing expenses have increased. Although we anticipate that we will continue to invest in Asia-Pacific sales and marketing initiatives, we believe our Asia-Pacific sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

General and Administrative Expenses. Our general and administrative expenses for the years ended December 31, 2012 and 2011 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2012	%	2011	%	Actual	Constant currency
Americas	$239,311	73%	$191,439	72%	25%	25%
EMEA	57,093	17%	48,936	18%	17%	20%
Asia-Pacific	32,995	10%	25,179	10%	31%	30%

Total	$329,399	100%	$265,554	100%	24%	25%

	Years ended December 31,
	2012	2011
General and administrative expenses as a percentage of revenues:
Americas .	21%	19%
EMEA	13%	14%
Asia-Pacific	11%	12%
Total	17%	17%

Americas General and Administrative Expenses. Our Americas general and administrative expenses, which include general corporate expenses, included $1.6 million of additional general and administrative expenses resulting from the ALOG acquisition. Excluding the ALOG acquisition, the increase in our Americas general and administrative expenses was primarily due to (i) $22.4 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (605 Americas general and administrative employees as of December 31, 2012 versus 577 as of December 31, 2011), (ii) $15.4 million of higher professional fees to support our growth and our REIT conversion process and (iii) $4.8 million of higher depreciation expense as a result of our ongoing efforts to support our growth, such as investments in systems. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments into improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including this investment in our back office systems and the REIT conversion process.

EMEA General and Administrative Expenses. The increase in our EMEA general and administrative expenses was primarily due to $3.2 million of additional general and administrative expenses resulting from the ancotel acquisition and (ii) $5.9 million of higher compensation costs, including general salaries, bonuses and headcount growth (196 EMEA general and administrative employees as of December 31, 2012 versus 180 as of December 31, 2011), partially offset by $3.7 million of lower professional fees. For the year ended December 31, 2012, the impact of foreign currency fluctuations on our EMEA general and administrative expenses was not significant on a constant currency basis. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to $5.4 million of higher compensation costs, including general salaries, bonuses and headcount growth (166 Asia-Pacific general and administrative employees as of December 31, 2012 versus 153 as of December 31, 2011). For the year ended December 31, 2012, the impact of foreign currency fluctuations on our Asia-Pacific general and administrative expenses was not significant on a constant currency basis. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Restructuring Charges. During the year ended December 31, 2012, we did not record any restructuring charges. During the year ended December 31, 2011, we recorded restructuring charges totaling $3.5 million primarily related to revised sublease assumptions on our excess leased space in the New York metro area. Our excess leased space in the New York metro area remains abandoned and continues to carry a restructuring charge. For additional information, see “Restructuring Charges” in Note 17 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Impairment Charges. During the year ended December 31, 2012, we recorded impairment charges totaling $9.9 million as a result of the fair values of certain long-lived assets being lower than their carrying values due to our decision to abandon two properties in the Americas and Asia-Pacific regions. For additional information, see “Impairment of Long-Lived Assets” in Note 1 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. During the year ended December 31, 2011, no impairment charges were recorded.

Acquisition Costs. During the year ended December 31, 2012, we recorded acquisition costs totaling $8.8 million primarily attributed to the ancotel and Asia Tone acquisitions. During the year ended December 31, 2011, we recorded acquisition costs totaling $3.3 million primarily related to the ALOG acquisition.

Interest Income. Interest income increased to $3.5 million for the year ended December 31, 2012 from $2.3 million for the year ended December 31, 2011. Interest income increased primarily due to higher yields on invested balances. The average yield for the year ended December 31, 2012 was 0.43% versus 0.33% for the year ended December 31, 2011. We expect our interest income to remain at these low levels for the foreseeable future due to the impact of a continued low interest rate environment and a portfolio more weighted towards short-term securities.

Interest Expense. During the years ended December 31, 2012 and 2011, we recorded interest expense of $200.3 million and $181.3 million, respectively. This increase was primarily due to the impact of our $750.0 million 7.00% senior notes offering in July 2011, which resulted in an approximately $28.6 million increase in interest expense, and additional financings such as various capital lease and other financing obligations to support our expansion projects. This increase was partially offset by our settlement of the $250.0 million 2.50% convertible subordinated notes in April 2012, which resulted in an approximately $13.7 million decrease in interest expense. During the years ended December 31, 2012 and 2011, we capitalized $30.6 million and $13.6 million, respectively, of interest expense to construction in progress. Going forward, we expect our interest expense to increase by approximately $5.0 million annually as a result of our drawdown of the ALOG financing in July 2012. However, we may begin taking drawdowns from the U.S. revolving credit line under the U.S. financing or incur additional indebtedness to support our growth, resulting in further increases to our interest expense.

Other Income (Expense). For the year ended December 31, 2012, we recorded $2.2 million of other expense compared to $2.8 million of other income for the year ended December 31, 2011, primarily due to foreign currency exchange gains (losses) during the periods.

Loss on debt extinguishment. During the year ended December 31, 2012, we recorded $5.2 million of loss on debt extinguishment due to the repayment and termination of the Asia-Pacific financing. During the year ended December 31, 2011, no loss on debt extinguishment was recorded.

Income Taxes. During the year ended December 31, 2012, we recorded $61.8 million of income tax expense. The income tax expense recorded during the year ended December 31, 2012 was primarily a result of applying the effective statutory tax rates to our operating income adjusted for permanent tax adjustments for the period and the assessments of valuation allowances of $5.4 million against the net deferred tax assets with certain foreign operating entities. During the year ended December 31, 2011, we recorded $37.5 million of income tax expense. The income tax expense recorded during the year ended December 31, 2011 was primarily a result of applying the effective statutory tax rates to our operating income adjusted for permanent tax adjustments for the period, partially offset by an income tax benefit due to the release of a valuation allowance of $2.5 million associated with certain foreign operating entities. The cash taxes for 2012 and 2011 were primarily for state and foreign income taxes.

In connection with the planned REIT Conversion, we changed our method of depreciating and amortizing various data center assets for tax purposes to methods more consistent with the characterization of such assets as real property for REIT purposes. As a result of this decision, we reclassified $89.2 million of non-current deferred tax liabilities to current deferred tax liabilities as of December 31, 2012 associated with taxes that are expected to be paid in the next 12 months. The change in depreciation and amortization method also increased our taxable income for 2012, resulting in an acceleration of the usage of our operating and windfall employee equity award net operating loss carryforwards. As a result of the tax depreciation method change, the taxable gain recognized in the divestiture and the level of operating profits, we utilized most of our net operating losses in the U.S. for which a deferred tax asset had been previously recognized and most of our windfall tax losses in the U.S. for which a deferred tax asset had not been previously recognized. We recorded excess income tax benefits of $84.7 million from stock-based compensation in our consolidated balance sheets.

Commencing with certain reorganization activities that we started during the fourth quarter of 2012, we will reassess the long-term profitability of certain of our operations that are currently incurring losses in EMEA. The reassessment may result in releases of valuation allowances that are currently assessed against the net deferred tax assets with these operations, which will affect our effective tax rate favorably at the time when such a benefit is recognized.

Net Income from Discontinued Operations. For the year ended December 31, 2012, our net income from discontinued operations was $13.1 million, consisting of $11.9 million from the gain on sale of discontinued operations, net of income tax, and $1.2 million of net income from discontinued operations. For the year ended December 31, 2011, our net income from discontinued operations was $1.0 million. For additional information, see “Discontinued Operations” in Note 4 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Years Ended December 31, 2011 and 2010

Revenues. Our revenues for the years ended December 31, 2011 and 2010 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2011	%	2010	%	Actual	Constant currency
Americas:
Recurring revenues	$959,907	61%	$725,015	61%	32%	32%
Non-recurring revenues	35,808	2%	27,040	2%	32%	32%

	995,715	63%	752,055	63%	32%	32%

EMEA:
Recurring revenues	328,355	21%	256,570	22%	28%	22%
Non-recurring revenues	29,867	2%	25,223	2%	18%	13%

	358,222	23%	281,793	24%	27%	21%

Asia-Pacific:
Recurring revenues	204,152	13%	155,200	13%	32%	24%
Non-recurring revenues	11,695	1%	7,166	0%	63%	54%

	215,847	14%	162,366	13%	33%	25%

Total:
Recurring revenues	1,492,414	95%	1,136,785	96%	31%	29%
Non-recurring revenues	77,370	5%	59,429	4%	30%	27%

	$1,569,784	100%	$1,196,214	100%	31%	29%

Americas Revenues. Growth in Americas revenues was primarily due to (i) additional revenues resulting from acquisitions, including $85.1 million of incremental revenue from Switch and Data ($214.0 million of full-year revenue contributions from Switch and Data during the year ended December 31, 2011 as compared to $128.8 million of partial-year revenue contributions during the year ended December 31, 2010) and $46.9 million of additional revenue resulting from the ALOG acquisition, (ii) $8.9 million of revenues generated from the IBX data centers we opened during the period and the IBX data centers we expanded during the period in the Chicago and Dallas metro areas and (iii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above.

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

Cost of Revenues. Our cost of revenues for the years ended December 31, 2011 and 2010 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2011	%	2010	%	Actual	Constant currency
Americas.	$491,460	59%	$386,258	59%	27%	27%
EMEA	212,967	26%	176,937	27%	20%	13%
Asia-Pacific	129,424	15%	88,961	14%	45%	35%

Total	$833,851	100%	$652,156	100%	28%	24%

	Years ended December 31,
	2011	2010
Cost of revenues as a percentage of revenues:
Americas .	49%	51%
EMEA	59%	63%
Asia-Pacific	60%	55%
Total	53%	55%

Americas Cost of Revenues. Our Americas cost of revenues for the years ended December 31, 2011 and 2010 included $178.6 million and $140.8 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to both our organic IBX data center expansion activity and acquisitions. Excluding depreciation expense, the increase in our Americas cost of revenues was primarily due to (i) additional Americas cost of revenues resulting from the impact of acquisitions, such as $35.5 million of incremental cost of revenues from Switch and Data and $25.2 million of additional cost of revenues resulting from the ALOG acquisition, and (ii) an increase of $5.4 million in utility costs as a result of increased customer installations.

EMEA Cost of Revenues. EMEA cost of revenues for the years ended December 31, 2011 and 2010 included $67.0 million and $53.7 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX center expansion activity. Excluding depreciation expense, the increase in EMEA cost of revenues was primarily the result of costs associated with our expansion projects and overall growth in costs to support our revenue growth, such as (i) an increase of $8.8 million in utility costs arising from increased customer installations and revenues attributed to customer growth, (ii) $3.6 million of higher compensation expense, including general salaries, bonuses and headcount growth (273 EMEA employees as of December 31, 2011 versus 231 as of December 31, 2010), (iii) $3.1 million increase in property taxes and rent and facility costs , (iv) $2.4 million of higher third-party services such as security and various consulting services and (v) $2.2 million of higher repair and maintenance costs. During the year ended December 31, 2011, the U.S. dollar was generally weaker relative to the British pound, Euro and Swiss franc than during the year ended December 31, 2010, resulting in approximately $11.2 million of unfavorable foreign currency impact to our EMEA cost of revenues during the year ended December 31, 2011 on a constant currency basis.

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

Sales and Marketing Expenses. Our sales and marketing expenses for the years ended December 31, 2011 and 2010 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2011	%	2010	%	Actual	Constant currency
Americas	$103,435	65%	$72,605	65%	42%	42%
EMEA	36,528	23%	24,071	22%	52%	45%
Asia-Pacific	18,384	12%	14,089	13%	30%	24%

Total	$158,347	100%	$110,765	100%	43%	41%

	Years ended December 31,
	2011	2010
Sales and marketing expenses as a percentage of revenues:
Americas	10%	10%
EMEA	10%	9%
Asia-Pacific	9%	9%
Total	10%	9%

Americas Sales and Marketing Expenses. Our Americas sales and marketing expenses included $6.4 million of additional sales and marketing expenses from the ALOG acquisition. Excluding the impact of the ALOG acquisition, the increase in our Americas sales and marketing expenses was due to (i) $17.2 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (241 Americas sales and marketing employees as of December 31, 2011 versus 190 as of December 31, 2010), (ii) $2.9 million of higher bad debt expense, which is partially due to the revenue growth as discussed above and (iii) $2.4 million of higher recruiting costs and advertising and promotion costs.

EMEA Sales and Marketing Expenses. The increase in our EMEA sales and marketing expenses was primarily due to $8.2 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (117 EMEA sales and marketing employees as of December 31, 2011 versus 87 as of December 31, 2010). During the year ended December 31, 2011, the U.S. dollar was generally weaker relative to the British pound, Euro and Swiss Franc than during the year ended

December 31, 2010, resulting in approximately $1.7 million of unfavorable foreign currency impact to our EMEA sales and marketing expenses during the year ended December 31, 2011 on a constant currency basis.

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

General and Administrative Expenses. Our general and administrative expenses for the years ended December 31, 2011 and 2010 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2011	%	2010	%	Actual	Constant currency
Americas	$191,439	72%	$155,353	71%	23%	23%
EMEA	48,936	18%	44,791	20%	9%	4%
Asia-Pacific	25,179	10%	20,474	9%	23%	15%

Total	$265,554	100%	$220,618	100%	20%	19%

	Years ended December 31,
	2011	2010
General and administrative expenses as a percentage of revenues:
Americas	19%	21%
EMEA	14%	16%
Asia-Pacific	12%	13%
Total	17%	18%

Americas General and Administrative Expenses. Our Americas general and administrative expenses, which include general corporate expenses, included $6.0 million of additional general and administrative expenses resulting from the ALOG acquisition. Excluding the ALOG acquisition, the increase in our Americas general and administrative expenses was primarily due to (i) $17.0 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (577 Americas general and administrative employees as of December 31, 2011 versus 487 as of December 31, 2010), (ii) $6.2 million of higher depreciation expense as a result of our ongoing efforts to support our growth, such as investments in systems and (iii) $3.9 million of higher professional fees to support our growth.

EMEA General and Administrative Expenses. The increase in our EMEA general and administrative expenses was primarily due to $3.5 million of higher compensation costs, including general salaries, bonuses and headcount growth (180 EMEA general and administrative employees as of December 31, 2011 versus 167 as of December 31, 2010). During the year ended December 31, 2011, the U.S. dollar was generally weaker relative to the British pound, Euro and Swiss Franc than during the year ended December 31, 2010, resulting in approximately $2.2 million of unfavorable foreign currency impact to our EMEA general and administrative expenses during the year ended December 31, 2011 on a constant currency basis.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to $3.1 million of higher compensation costs, including general salaries, bonuses and headcount growth (153 Asia-Pacific general and administrative employees as of December 31, 2011 versus 128 as of December 31, 2010). During the year ended December 31, 2011, the U.S. dollar was generally weaker relative to the Australian dollar, Hong Kong dollar, Japanese yen and Singapore dollar than during the year ended December 31, 2010, resulting in approximately $1.6 million of unfavorable foreign currency impact to our Asia-Pacific general and administrative expenses during the year ended December 31, 2011 on a constant currency basis.

Restructuring Charges. During the year ended December 31, 2011, we recorded restructuring charges totaling $3.5 million primarily related to revised sublease assumptions on our excess leased space in the New York metro area. Our excess space lease in the New York metro area remains abandoned and continues to carry a restructuring charge. During the year ended December 31, 2010, we recorded restructuring charges totaling $6.7 million comprised of $5.3 million related to one-time termination benefits attributed to certain Switch and Data employees and $1.4 million related to revised sublease assumptions on our excess leased space in the New York metro area. For additional information, see “Restructuring Charges” in Note 17 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Acquisition Costs. During the year ended December 31, 2011, we recorded acquisition costs totaling $3.3 million primarily related to the ALOG acquisition. During the year ended December 31, 2010, we recorded acquisition costs totaling $12.3 million primarily related to the Switch and Data acquisition.

Interest Income. Interest income increased to $2.3 million for the year ended December 31, 2011 from $1.5 million for the year ended December 31, 2010. Interest income increased primarily due to higher yields on invested balances. The average yield for the year ended December 31, 2011 was 0.33% versus 0.18% for the year ended December 31, 2010.

Interest Expense. Interest expense increased to $181.3 million for the year ended December 31, 2011 from $140.5 million for the year ended December 31, 2010. This increase in interest expense was primarily due to the impact of our $750.0 million 7.00% senior notes offering, additional financings such as capital lease and other financing obligations to support our expansion projects and additional advances from our Asia-Pacific financing. During the years ended December 31, 2011 and 2010, we capitalized $13.6 million and $10.3 million, respectively, of interest expense to construction in progress.

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

Other Income (Expense). For the years ended December 31, 2011 and 2010, we recorded $2.8 million and $692,000 of other income, respectively, primarily due to foreign currency exchange gains during the periods.

Loss on debt extinguishment and interest rate swaps, net. During the year ended December 31, 2011, no loss on debt extinguishment and interest rate swaps, net, was recorded. During the year ended December 31, 2010, we recorded a $10.2 million loss on debt extinguishment and interest rate swaps, net. For additional information, see “Loss on Debt Extinguishment and Interest Rate Swaps, Net” in Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Income Taxes. During the year ended December 31, 2011, we recorded $37.5 million of income tax expense. The income tax expense recorded during the year ended December 31, 2011 was primarily a result of applying the effective statutory tax rates to our operating income adjusted for permanent tax adjustments for the period, partially offset by an income tax benefit due to the release of a valuation allowance of $2.5 million associated with our certain foreign operating entities. During the year ended December 31, 2010, we recorded $12.6 million of income tax expense. The income tax expense recorded during the year ended December 31, 2010 was primarily a result of applying the effective statutory tax rates to our operating income adjusted for permanent tax adjustments for the period, partially offset by income tax benefits due to the release of valuation allowances of $7.3 million associated with certain of our foreign operating entities.

Net Income from Discontinued Operations. For the years ended December 31, 2011 and 2010, our net income from discontinued operations was $1.0 million and $668,000, respectively. For additional information, see “Discontinued Operations” in Note 4 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Non-GAAP Financial Measures

We provide all information required in accordance with generally accepted accounting principles (GAAP), but we believe that evaluating our ongoing operating results from continuing operations may be difficult if limited to reviewing only GAAP financial measures. Accordingly, we use non-GAAP financial measures, primarily adjusted EBITDA, to evaluate our continuing operations. We also use adjusted EBITDA as a metric in the determination of employees’ annual bonuses and vesting of restricted stock units that have both a service and performance condition. In presenting adjusted EBITDA, we exclude certain items that we believe are not good indicators of our current or future operating performance. These items are depreciation, amortization, accretion of asset retirement obligations and accrued restructuring charges, stock-based compensation, restructuring charges, impairment charges and acquisition costs. Legislative and regulatory requirements encourage the use of and emphasis on GAAP financial metrics and require companies to explain why non-GAAP financial metrics are relevant to management and investors. We exclude these items in order for our lenders, investors, and industry analysts, who review and report on us, to better evaluate our operating performance and cash spending levels relative to our industry sector and competitors.

For example, we exclude depreciation expense as these charges primarily relate to the initial construction costs of our IBX data centers and do not reflect our current or future cash spending levels to support our business. Our IBX data centers are long-lived assets and have an economic life greater than 10 years. The construction costs of our IBX data centers do not recur and future capital expenditures remain minor relative to our initial investment. This is a trend we expect to continue. In addition, depreciation is also based on the estimated useful lives of our IBX data centers. These estimates could vary from actual performance of the asset, are based on historical costs incurred to build out our IBX data centers, and are not indicative of current or expected future capital expenditures. Therefore, we exclude depreciation from our operating results when evaluating our continuing operations.

In addition, in presenting the non-GAAP financial measures, we exclude amortization expense related to certain intangible assets, as it represents a cost that may not recur and is not a good indicator of our current or future operating performance. We exclude accretion expense, both as it relates to asset retirement obligations as well as accrued restructuring charge liabilities, as these expenses represent costs which we believe are not meaningful in evaluating our current operations. We exclude stock-based compensation expense as it primarily represents expense attributed to equity awards that have no current or future cash obligations. As such, we, and many investors and analysts, exclude this stock-based compensation expense when assessing the cash generating performance of our continuing operations. We also exclude restructuring charges from our non-GAAP financial measures. The restructuring charges relate to our decisions to exit leases for excess space adjacent to several of our IBX data centers, which we did not intend to build out, or our decision to reverse such restructuring charges, or severance charges related to the Switch and Data acquisition. We also exclude impairment charges related to certain long-lived assets. The impairment charges related to expense recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets are not recoverable. Finally, we exclude acquisition costs from our non-GAAP financial measures. The acquisition costs relate to costs we incur in connection with business combinations. Management believes such items as restructuring charges, impairment charges and acquisition costs are non-core transactions; however, these types of costs will or may occur in future periods.

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

Investors should note, however, that the non-GAAP financial measures used by us may not be the same non-GAAP financial measures, and may not be calculated in the same manner, as those of other companies. In addition, whenever we use non-GAAP financial measures, we provide a reconciliation of the non-GAAP financial measure to the most closely applicable GAAP financial measure. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measure.

We define adjusted EBITDA as income or loss from continuing operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges and acquisition costs as presented below (in thousands):

	Years ended December 31,
	2012	2011	2010
Income from continuing operations	$400,753	$305,254	$193,604
Depreciation, amortization and accretion expense	392,353	337,378	253,352
Stock-based compensation expense	83,868	71,137	67,243
Restructuring charges	—	3,481	6,734
Impairment charges	9,861	—	—
Acquisition costs	8,822	3,297	12,337

Adjusted EBITDA	$895,657	$720,547	$533,270

The geographic split of our adjusted EBITDA is presented below (dollars in thousands):

	Years ended December 31,
	2012	2011	2010
Americas:
Income from continuing operations	$258,620	$203,286	$120,011
Depreciation, amortization and accretion expense	235,391	213,464	163,599
Stock-based compensation expense	64,896	55,819	50,720
Restructuring charges	—	3,481	6,734
Impairment charges	6,972	—	—
Acquisition costs	(90)	2,614	11,094

Adjusted EBITDA	$565,789	$478,664	$352,158

EMEA:
Income from continuing operations	$89,544	$59,420	$34,929
Depreciation, amortization and accretion expense	80,249	74,486	60,291
Stock-based compensation expense	10,370	8,869	9,397
Acquisition costs	3,979	371	1,065

Adjusted EBITDA	$184,142	$143,146	$105,682

Asia-Pacific:
Income from continuing operations	$52,589	$42,548	$38,664
Depreciation, amortization and accretion expense	76,713	49,428	29,462
Stock-based compensation expense	8,602	6,449	7,126
Impairment charges	2,889	—	—
Acquisition costs	4,933	312	178

Adjusted EBITDA	$145,726	$98,737	$75,430

Our adjusted EBITDA results have improved each year and in each region in total dollars due to the improved operating results discussed earlier in “Results of Operations”, as well as the nature of our business model consisting of a recurring revenue stream and a cost structure which has a large base that is fixed in nature also discussed earlier in “Overview”. Although we have also been investing in our future growth as described above (e.g. through additional IBX data center expansions, acquisitions and increased investments in sales and marketing), we believe that our adjusted EBITDA results will continue to improve in future periods as we continue to grow our business.

Liquidity and Capital Resources

As of December 31, 2012, our total indebtedness was comprised of (i) convertible debt principal totaling $769.7 million from our 3.00% convertible subordinated notes and our 4.75% convertible subordinated notes (gross of discount) and (ii) non-convertible debt and financing obligations totaling $2.3 billion consisting of (a) $1.5 billion of principal from our 8.125% senior notes and our 7.00% senior notes, (b) $241.0 million of principal from our loans payable and (c) $561.1 million from our capital lease and other financing obligations. In April 2012, virtually all of the holders of the 2.50% convertible subordinated notes converted their notes. We settled the $250.0 million in aggregate principal amount of the $250.0 million 2.50% convertible subordinated notes, plus accrued interest, in $253.1 million of cash and 622,867 shares of our common stock, which were issued from our treasury stock. In July 2012, we fully utilized the $200.0 million U.S. term loan to prepay and terminate the Asia-Pacific financing and fully-utilized the ALOG financing to prepay and terminate the existing outstanding ALOG loans payable and to fund ALOG operations. In November 2012, we received net proceeds of approximately $76.5 million upon the close of the divestiture.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, payment of tax liabilities related to the decision to convert to a REIT (see below) and completion of our publicly-announced expansion projects. As of December 31, 2012, we had $546.5 million of cash, cash equivalents and short-term and long-term investments, of which approximately $363.2 million was held in the U.S. We believe that our current expansion activities in the U.S. can be funded with our U.S.-based cash and cash equivalents and investments. Besides our investment portfolio, additional liquidity available to us from the U.S. financing and any further financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base and have continued to experience relatively strong collections, if the current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity. Additionally, approximately 18% of our gross trade receivables are attributable to our EMEA region, and due to the risks posed by the current European debt crisis and credit downgrade, our EMEA-based customers may have difficulty paying us. As a result, our liquidity could be adversely impacted by the possibility of increasing trade receivable aging and higher allowances for doubtful accounts.

As of December 31, 2012, we had a total of approximately $528.2 million of additional liquidity available to us under the U.S. financing. While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and to complete our publicly-announced IBX expansion plans, we may pursue additional expansion opportunities, primarily the build out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions, as well as our conversion to a REIT (see below). While we expect to fund these expansion plans with our existing resources, additional financing, either debt or equity, may be required to pursue certain new or unannounced additional expansion plans, including acquisitions. However, if current market conditions were to deteriorate, we may be unable to secure additional financing or any such additional financing may only be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.

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

There are significant tax and other costs associated with implementing the REIT conversion, and certain tax liabilities may be incurred regardless of the whether we ultimately succeed in converting to a REIT. We currently estimate that we will incur approximately $50.0 to $80.0 million in costs to support the REIT conversion, in addition to related tax liabilities associated with a change in our method of depreciating and amortizing various data center assets for tax purposes from our current method to methods that are more consistent with the characterization of such assets as real property for REIT purposes. The total recapture of depreciation and amortization expenses across all relevant assets is expected to result in federal and state tax liability of approximately $340.0 to $420.0 million, which amount will be payable in the four-year period starting in 2012 even if we abandon the REIT conversion for any reason, including the failure to receive the PLR we are seeking. We utilized all our net operating loss carryforwards for federal and state income tax purposes in 2012. If the REIT conversion is successful, we also expect to incur an additional $5.0 to $10.0 million in annual compliance costs in future years.

Sources and Uses of Cash

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Net cash provided by operating activities	$632,026	$587,609	$392,872
Net cash used in investing activities	(442,873)	(1,499,444)	(600,969)
Net cash provided (used in) by financing activities	(222,721)	748,728	309,686

Operating Activities

The increase in net cash provided by operating activities during 2012 compared to 2011 and 2010 was primarily due to improved operating results and growth in customer installations. Although our collections remain strong, it is possible for some large customer receivables that were anticipated to be collected in one quarter to slip to the next quarter. For example, some large customer receivables that were anticipated to be collected in December 2012 were instead collected in January 2013, which negatively impacted cash flows from operating activities for the year ended December 31, 2012. We expect that we will continue to generate cash from our operating activities throughout 2013 and beyond; however, we expect to pay an increased amount of income taxes until such time that we become a REIT, which will negatively impact the cash we generate from operating activities.

Investing Activities

The decrease in net cash used in investing activities during 2012 compared to 2011 and 2010 was primarily due to lower purchases of investments, which were $442.9 million during 2012 as compared to $1.3 billion and $744.8 million during 2011 and 2010, respectively, partially offset by higher capital expenditures and acquisitions. During 2013, we expect that our IBX expansion construction activity will be less than our 2012 levels. However, if the opportunity to expand is greater than planned and we have sufficient funding to pursue such expansion opportunities, we may increase the level of capital expenditures to support this growth as well as pursue additional acquisitions or joint ventures.

Financing Activities

The net cash used in financing activities for 2012 was primarily due to the repayment of the Asia-Pacific financing and the settlement of the $250.0 million 2.50% convertible subordinated notes, partially offset by proceeds from the U.S. financing and the ALOG financing. The net cash provided by financing activities for 2011 was primarily due to our $750.0 million 7.00% senior notes offering in July 2011, partially offset by $86.7 million purchases of treasury stock and $33.3 million repayment of our debt. The net cash provided by financing activities for the year ended December 31, 2010 was primarily due to our $750.0 million 8.125% senior notes offering in February 2010 and approximately $63.4 million of incremental net proceeds from the Asia-Pacific financing, which replaced our previous Asia-Pacific financing and Singapore financing, partially offset by $328.6 million of repayments of various other debt facilities. Going forward, we expect that our financing activities will consist primarily of repayment of our debt and additional financings needed to support expansion opportunities, additional acquisitions or joint ventures, or our conversion to a REIT.

Debt Obligations—Convertible Debt

4.75% Convertible Subordinated Notes. In June 2009, we issued $373.8 million aggregate principal amount of 4.75% convertible subordinated notes due June 15, 2016. Interest is payable semi-annually on June 15 and December 15 of each year and commenced on December 15, 2009. The initial conversion rate is 11.8599 shares of common stock per $1,000 principal amount of 4.75% convertible subordinated notes, subject to adjustment. This represents an initial conversion price of approximately $84.32 per share of common stock. Upon conversion, holders will receive, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. As of December 31, 2012, the 4.75% convertible subordinated notes were convertible into 4.4 million shares of our common stock.

Holders of the 4.75% convertible subordinated notes were eligible to convert their notes during fiscal quarters ended June 30, September 30 and December 31, 2012, since the sale price of our common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of those fiscal quarters, was greater than 130% of the conversion price per share of common stock on such last trading day.

Upon conversion, if we elected to pay a sufficiently large portion of the conversion obligation in cash, additional consideration beyond the $373.8 million of gross proceeds received would be required. However, to minimize the impact of potential dilution upon conversion of the 4.75% convertible subordinated notes, we entered into capped call transactions, which are referred to as the capped call, separate from the issuance of the 4.75% convertible subordinated notes, for which we paid a premium of $49.7 million. The capped call covers a total of approximately 4.4 million shares of our common stock, subject to adjustment. Under the capped call, we effectively raised the conversion price of the 4.75% convertible subordinated notes from $84.32 to $114.82. Depending upon our stock price at the time the 4.75% convertible subordinated notes are converted, the capped call will return up to 1.2 million shares of our common stock to us; however, we will receive no benefit from the capped call if our stock price is $84.32 or lower at the time of conversion and will receive less shares for share prices in excess of $114.82 at the time of conversion than we would have received at a share price of $114.82 (our benefit from the capped call is capped at $114.82, and no additional benefit is received beyond this price).

We do not have the right to redeem the 4.75% convertible subordinated notes at our option.

We separately accounted for the liability and equity components of our 4.75% convertible subordinated notes in accordance with the accounting standard for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). For additional information, see “4.75% Convertible Subordinated Notes” in Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

3.00% Convertible Subordinated Notes. In September 2007, we issued $396.0 million aggregate principal amount of 3.00% Convertible Subordinated Notes due October 15, 2014. Interest is payable semi-annually on April 15 and October 15 of each year and commenced in April 2008.

Holders of the 3.00% convertible subordinated notes may convert their notes at their option on any day up to and including the business day immediately preceding the maturity date into shares of our common stock. The base conversion rate is 7.436 shares of common stock per $1,000 principal amount of 3.00% convertible subordinated notes, subject to adjustment. This represents a base conversion price of approximately $134.48 per share of common stock. If, at the time of conversion, the applicable stock price of our common stock exceeds the base conversion price, the conversion rate will be determined pursuant to a formula resulting in the receipt of up to 4.4616 additional shares of common stock per $1,000 principal amount of the 3.00% convertible subordinated notes, subject to adjustment. However, in no event would the total number of shares issuable upon conversion of the 3.00% convertible subordinated notes exceed 11.8976 per $1,000 principal amount of 3.00% convertible subordinated notes, subject to anti-dilution adjustments, or the equivalent of $84.05 per share of our common stock or a total of 4.7 million shares of our common stock. As of December 31, 2012, the 3.00% convertible subordinated notes were convertible into 3.6 million shares of our common stock.

We do not have the right to redeem the 3.00% convertible subordinated notes at our option.

Debt Obligations—Non-Convertible Debt

Senior Notes

7.00% Senior Notes. In July 2011, we issued $750.0 million aggregate principal amount of 7.00% senior notes due July 15, 2021, which are referred to as the 7.00% senior notes. Interest is payable semi-annually in arrears on January 15 and July 15 of each year and commenced on January 15, 2012.

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

In addition, at any time prior to July 15, 2016, we may also redeem all or a part of the 7.00% senior notes at a redemption price equal to 100% of the principal amount of the 7.00% senior notes redeemed plus a premium, which is referred to as the applicable premium, and accrued and unpaid interest, if any, to, but not including, the date of redemption, which is referred to as the redemption date. The applicable premium means the greater of:

•	1.0% of the principal amount of the 7.00% senior notes to be redeemed; and

•

the excess of: (a) the present value at such redemption date of (i) the redemption price of the 7.00% senior notes to be redeemed at July 15, 2016 as shown in the above table, plus (ii) all required interest payments due on these 7.00% senior notes through July 15, 2016 (excluding accrued but unpaid interest, if any, to, but not including the redemption date), computed using a discount rate equal to the yield to maturity as of the redemption date of the U.S. Treasury securities with a constant maturity most nearly equal to the period from the redemption date to July 15, 2016, plus 0.50%; over (b) the principal amount of the 7.00% senior notes to be redeemed.

Upon a change in control, we will be required to make an offer to purchase each holder’s 7.00% senior notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of purchase.

Debt issuance costs related to the 7.00% senior notes, net of amortization, were $12.1 million as of December 31, 2012.

8.125% Senior Notes. In February 2010, we issued $750.0 million aggregate principal amount of 8.125% senior notes due March 1, 2018, which are referred to as the senior notes. Interest is payable semi-annually on March 1 and September 1 of each year and commenced on September 1, 2010.

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

In addition, at any time prior to March 1, 2014, we may also redeem all or a part of the senior notes at a redemption price equal to 100% of the principal amount of the senior notes redeemed plus an applicable premium plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

Upon a change in control, we will be required to make an offer to purchase each holder’s senior notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of purchase.

Debt issuance costs related to the 8.125% senior notes, net of amortization, were $9.4 million as of December 31, 2012.

Loans Payable

U.S. Financing. In June 2012, we entered into a credit agreement with a group of lenders for a $750.0 million credit facility, referred to as the U.S. financing, comprised of a $200.0 million term loan facility, referred to as the U.S. term loan, and a $550.0 million multicurrency revolving credit facility, referred to as the U.S. revolving credit line. The U.S. financing contains several financial covenants with which we must comply on a quarterly basis, including a maximum senior leverage ratio covenant, a minimum fixed charge coverage ratio covenant and a minimum tangible net worth covenant. The U.S. financing is guaranteed by certain of our domestic subsidiaries and is secured by our and the guarantors’ accounts receivable as well as pledges of the equity interests of certain of our direct and indirect subsidiaries. The U.S. term loan and U.S. revolving credit line both have a five-year term, subject to the satisfaction of certain conditions with respect to our outstanding convertible subordinated notes. We are required to repay the principal balance of the U.S. term loan in equal quarterly installments over the term. The U.S. term loan bears interest at a rate based on LIBOR or, at our option, the base rate, which is defined as the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate and (c) one-month LIBOR plus 1.00%, plus, in either case, a margin that varies as a function of our senior leverage ratio in the range of 1.25%-2.00% per annum if we elect to use the LIBOR index and in the range of 0.25%-1.00% per annum if we elect to use the base rate index. In July 2012, we fully utilized the U.S. term loan and used the funds to prepay the outstanding balance of and terminate the Asia-Pacific financing (see below). As of December 31, 2012, we had $180.0 million outstanding under the U.S. term loan with an effective interest rate of 2.36% per annum.

The U.S. revolving credit line allows us to borrow, repay and reborrow over the term. The U.S. revolving credit line provides a sublimit for the issuance of letters of credit of up to $150.0 million at any one time. We may use the U.S. revolving credit line for working capital, capital expenditures, issuance of letters of credit, and other general corporate purposes. Borrowings under the U.S. revolving credit line bear interest at a rate based on LIBOR or, at our option, the base rate, as defined above, plus, in either case, a margin that varies as a function of our senior leverage ratio in the range of 0.95%-1.60% per annum if we elect to use the LIBOR index and in the range of 0.00%-0.60% per annum if we elect to use the base rate index. We are required to pay a quarterly letter of credit fee on the face amount of each letter of credit, which fee is based on the same margin that applies from time to time to LIBOR-indexed borrowings under the U.S. revolving credit line. We are also required to pay a quarterly facility fee ranging from 0.30%-0.40% per annum of the U.S. revolving credit line, regardless of the amount utilized, which fee also varies as a function of our senior leverage ratio. In June 2012, the outstanding letters of credit issued under the senior revolving credit line (see below) were assumed under the U.S. revolving credit line and the senior revolving credit line was terminated. As of December 31, 2012, we had 14 irrevocable letters of credit totaling $21.8 million issued and outstanding under the U.S. revolving credit line. As a result, the amount available to us to borrow under the U.S. revolving credit line was $528.2 million as of December 31, 2012. As of December 31, 2012, we were in compliance with all covenants of the U.S. financing. Debt issuance costs related to the U.S. financing, net of amortization, were $8.0 million as of December 31, 2012.

ALOG Financing. In June 2012, ALOG completed a 100.0 million Brazilian real credit facility agreement, or approximately $48.8 million, referred to as the ALOG financing. The ALOG financing has a five-year term with semi-annual principal payments beginning in the third year of its term and quarterly interest payments during the entire term. The ALOG financing bears an interest rate of 2.75% above the local borrowing rate. The ALOG financing contains financial covenants, which ALOG must comply with annually, consisting of a leverage ratio and a fixed charge coverage ratio. As of December 31, 2012, we were in compliance with all financial covenants under the ALOG financing. The ALOG financing is not guaranteed by ALOG or us. The ALOG financing is not secured by ALOG’s or our assets. The ALOG financing has a final maturity date of June 2017. In September 2012, ALOG fully utilized the ALOG financing and used a portion of the funds to prepay and terminate ALOG loans payable outstanding. As of December 31, 2012, the effective interest rate under the ALOG financing was 10.21% per annum.

Paris 4 IBX Financing. In March 2011, we entered into two agreements with two unrelated parties to purchase and develop a building that became our fourth IBX data center in the Paris metro area, which opened for business in August 2012. The first agreement, as amended, allowed us the right to purchase the property for a total fee of approximately $19.8 million, payable to a company that held exclusive rights (including power rights) to the property and was already in the process of developing the property into a data center and has, instead, become the anchor tenant in the Paris 4 IBX data center once it opened for business. The second agreement was entered into with the developer of the property and allowed us to take immediate title to the building and associated land and also requires the developer to construct the data center to our specifications and deliver the completed data center to us in July 2012 for a total fee of approximately $101.5 million. Both agreements include extended payment terms. We made payments under both agreements totaling approximately $78.3 million and $35.9 million during the years ended December 31, 2012 and 2011, respectively, and the remaining payments due are payable on various dates through June 2013, which is referred to as the Paris 4 IBX financing. Of the amounts paid or payable under the Paris 4 IBX financing, a total of approximately $14.8 million was allocated to land and building assets, $3.4 million was allocated to a deferred charge, which is being netted against revenue associated with the anchor tenant of the Paris 4 IBX data center over the term of the customer contract, and the remainder totaling $103.1 million was or will be allocated to construction costs inclusive of interest charges. We have imputed an interest rate of 7.86% per annum on the Paris 4 IBX financing as of December 31, 2012. The Paris 4 IBX financing also required us to post approximately $89.5 million of cash into a restricted cash account to ensure liquidity for the developer during the construction period. Payments due to the developer of the property during the year ended December 31, 2012 were paid from the restricted cash account. As a result, our current restricted cash balances have decreased.

Capital Lease and Other Financing Obligations

We have numerous capital lease and other financing obligations with maturity dates ranging from 2015 to 2030 under which a total principal balance of $561.1 million remained outstanding as of December 31, 2012 with a weighted average effective interest rate of 8.62%. For further information on our capital leases and other financing obligations, see “Capital Leases and Other Financing Obligations” in Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Contractual Obligations and Off-Balance-Sheet Arrangements

We lease a majority of our IBX data centers and certain land and equipment under non-cancelable lease agreements expiring through 2035. The following represents our contractual obligations as of December 31, 2012 (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Convertible debt (1)	$—	$395,986	$—	$373,730	$—	$—	$769,716
Senior notes (1)	—	—	—	—	—	1,500,000	1,500,000
U.S. term loan (1)	40,000	40,000	40,000	40,000	20,000	—	180,000
ALOG financing (1)	—	13,945	13,945	13,945	6,972	—	48,807
Paris 4 IBX financing (2)	8,071	—	—	—	—	—	8,071
Interest (3)	151,583	147,923	136,252	125,111	114,054	240,638	915,561
Capital lease and other financing obligations (4)	55,512	60,885	63,922	63,875	62,916	473,754	780,864
Operating leases under accrued restructuring charges (5)	2,453	2,459	1,444	—	—	—	6,356
Operating leases (6)	114,736	110,400	92,199	81,048	117,965	409,979	926,327
Other contractual commitments (7)	251,997	58,953	30,024	111	—	—	341,085
Asset retirement obligations (8)	225	5,856	8,380	465	6,480	41,744	63,150
ALOG acquisition contingent consideration (9)	17,571	—	—	—	—	—	17,571
Redeemable non-controlling interests	—	84,178	—	—	—	—	84,178

	$642,148	$920,585	$386,166	$698,285	$328,387	$2,666,115	$5,641,686

(1)	Represents principal only.
(2)	Represents total payments to be made under two agreements to purchase and develop the Paris 4 IBX center.
(3)	Represents interest on ALOG financing, convertible debt, senior notes and U.S. term loan based on their approximate interest rates as of December 31, 2012.
(4)	Represents principal and interest.
(5)	Excludes any subrental income.
(6)	Represents minimum operating lease payments, excluding potential lease renewals.
(7)	Represents off-balance sheet arrangements. Other contractual commitments are described below.
(8)	Represents liability, net of future accretion expense.
(9)	Represents an off-balance sheet arrangement for the ALOG acquisition contingent consideration, subject to reduction for any post-closing balance sheet adjustments and any claims for indemnification, and includes the portion of the contingent consideration that will be funded by Riverwood Capital L.P., who has an indirect, non-controlling equity interest in ALOG.

In connection with certain of our leases, we entered into 14 irrevocable letters of credit totaling $21.8 million under the U.S. revolving credit line. These letters of credit were provided in lieu of cash deposits under the revolving credit line. If the landlords for these IBX leases decide to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the senior revolving credit line. These contingent commitments are not reflected in the table above.

We had accrued liabilities related to uncertain tax positions totaling approximately $19.4 million as of December 31, 2012. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.

Primarily as a result of our various IBX expansion projects, as of December 31, 2012, we were contractually committed for $78.9 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during 2013 and thereafter, is reflected in the table above as “other contractual commitments.”

We had other non-capital purchase commitments in place as of December 31, 2012, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2013 and beyond. Such other purchase commitments as of December 31, 2012 which total $262.2 million are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $180 million to $220 million, in addition to the $78.9 million in contractual commitments discussed above as of December 31, 2012, in our various IBX expansion projects during 2013 and thereafter in order to complete the work needed to open these IBX data centers. These non-contractual capital expenditures are not reflected in the table above. If we so choose, whether due to economic factors or other considerations, we could delay these non-contractual capital expenditure commitments to preserve liquidity.

Other Off-Balance-Sheet Arrangements

In November 2012, we entered into a lease for land and a building that we and the landlord would jointly develop to meet our needs and which we would ultimately convert into an IBX data center in the Toronto, Canada metro area. We refer to this transaction as the Toronto lease. The Toronto lease was contingent on the landlord’s ability to obtain construction financing, which occurred in February 2013. The Toronto lease has a fixed term of 15 years, with options to renew, and a total cumulative minimum rent obligation of approximately $141.7 million, exclusive of renewal periods.

We have various guarantor arrangements with both our directors and officers and third parties, including customers, vendors and business partners. As of December 31, 2012, there were no significant liabilities recorded for these arrangements. For additional information, see “Guarantor Arrangements” in Note 14 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of our financial statements requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. Management bases its assumptions, estimates and judgments on historical experience, current trends and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, because future events and their effects cannot be determined with certainty, actual results may differ from these assumptions and estimates, and such differences could be material.

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

As of December 31, 2012 and 2011, we had total net deferred tax liabilities of $38.6 million and $58.7 million, respectively. As of December 31, 2012 and 2011, we had a total valuation allowance of $43.8 million and $39.6 million, respectively. During the year ended December 31, 2012, we decided to provide a full valuation allowance against the net deferred tax assets associated with certain foreign operating entities, which resulted in an income tax expense of $5.4 million in our results of operations. During the year ended December 31, 2011, we decided to release the valuation allowance associated with certain foreign operating entities which resulted in an income tax benefit of $2.5 million in our results of operations.

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

Our remaining valuation allowances as of December 31, 2012 total $43.8 million and primarily relates to certain of our subsidiaries outside of the U.S. If and when we release our remaining valuation allowances, it will have a favorable impact to our financial position and results of operations in the periods such determinations are made. We will continue to assess the need for our valuation allowances, by country or location, in the future.

As of December 31, 2012 and 2011, we had unrecognized tax benefits of $25.0 million and $34.0 million, respectively, exclusive of interest and penalties. During the year ended December 31, 2012, the unrecognized tax benefits decreased by $9.0 million primarily resulting from the settlement of a tax audit and the lapse of statute of limitations in our foreign operations. During the year ended December 31, 2011, the unrecognized tax benefits increased by $17.5 million primarily resulting from the ALOG acquisition. The unrecognized tax benefits of $25.0 million as of December 31, 2012, if subsequently recognized, will affect our effective tax rate favorably at the time when such benefits are recognized.

Accounting for Business Combinations

In accordance with the accounting standard for business combinations, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed, if any, is recorded as goodwill.

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

During the last three years, we have completed several business combinations, including the Dubai IBX data center acquisition in November 2012, the Asia Tone and ancotel acquisitions in July 2012, ALOG acquisition in April 2011 and Switch and Data acquisition in April 2010. Our measurement period for the Asia Tone and ancotel acquisitions will remain open through the third quarter of 2013. The purchase price allocation for the ALOG and the Switch and Data acquisitions was completed in the second quarter of 2012 and the second quarter of 2011, respectively.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we used to complete the purchase price allocations and the fair value of assets acquired and liabilities assumed. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material, which would be recorded in our statements of operations commencing in 2013.

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

During the year ended December 31, 2012, we completed annual goodwill impairment reviews of the Americas reporting unit, the EMEA reporting unit and the Asia-Pacific reporting unit and concluded that there was no impairment as the fair value of these reporting units exceeded their carrying value.

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

As of December 31, 2012, goodwill attributable to the Americas reporting unit, the EMEA reporting unit and the Asia-Pacific reporting unit was $482.8 million, $423.5 million and $136.3 million, respectively. Any potential impairment charge against our goodwill would not exceed the amounts recorded on our consolidated balance sheets.

Accounting for Property, Plant and Equipment
We have a substantial amount of property, plant and equipment recorded on our consolidated balance sheet. The vast majority of our property, plant and equipment represent the costs incurred to build out or acquire our IBX data centers. Our IBX data centers are long-lived assets. The majority of our IBX data centers are in properties that are leased. We depreciate our property, plant and equipment using the straight-line method over the estimated useful lives of the respective assets (subject to the term of the lease in the case of leased assets or leasehold improvements).	While there are numerous judgments and uncertainties involved in accounting for property, plant and equipment that are significant, arriving at the estimated useful life of an asset requires the most critical judgment for us and changes to these estimates would have the most significant impact to our financial position and results of operations. When we lease a property for our IBX data centers, we generally enter into long-term arrangements with initial lease terms of at least 8-10 years and with renewal options generally available to us. During the next several years, a number of leases for our IBX data centers will come up for renewal. As we start approaching the end of these initial lease terms, we will need to reassess the estimated useful lives of our property, plant and equipment. In addition, we	During the quarter ended December 31, 2012, we revised the estimated useful lives of certain of our property, plant and equipment. As a result, we recorded approximately $5.0 million of lower depreciation expense for the quarter ended December 31, 2012 due to extending the estimated useful lives of certain of our property, plant and equipment. We undertook this review due to our determination that we were generally using certain of our existing assets longer than originally anticipated and, therefore, the estimated useful lives of certain of our property, plant and equipment has been lengthened. This change was accounted for as a change in accounting estimate on a prospective basis effective October 1, 2012 under the accounting standard for change in accounting estimates.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Accounting for property, plant and equipment involves a number of accounting issues including determining the appropriate period in which to depreciate such assets, making assessments for leased properties to determine whether they are capital or operating leases, assessing such assets for potential impairment, capitalizing interest during periods of construction and assessing the asset retirement obligations required for certain leased properties that require us to return the leased properties back to their original condition at the time we decide to exit a leased property.

may find that our estimates for the useful lives of non-leased assets may also need to be revised periodically. In many cases, we arrived at these estimates during 1999 when we opened our first three IBX data centers. We periodically review the estimated useful lives of certain of our property, plant and equipment and changes in these estimates in the future are possible.

Another area of judgment for us in connection with our property, plant and equipment is related to lease accounting. Most of our IBX data centers are leased. Each time we enter into a new lease or lease amendment for one of our IBX data centers, we analyze each lease or lease amendment for the proper accounting. This requires certain judgments on our part such as establishing the lease term to include in a lease test, establishing the remaining estimated useful life of the underlying property or equipment and estimating the fair value of the underlying property or equipment. All of these judgments are inherently uncertain. Different assumptions or estimates could result in a different accounting treatment for a lease.

The assessment of long-lived assets for impairment requires assumptions and estimates of undiscounted and discounted future cash flows. These assumptions and estimates require significant judgment and are inherently uncertain.

Additionally, during the year ended December 31, 2012, we recorded impairment charges totaling $9.9 million associated with certain long-lived assets, of which $7.0 million was associated with property, plant and equipment. No impairment charges were recorded during the years ended December 31, 2011 and 2010.

As of December 31, 2012 and 2011, we had property, plant and equipment of $3.9 billion and $3.2 billion, respectively. During the years ended December 31, 2012, 2011 and 2010, we recorded depreciation expense of $365.9 million, $328.6 million and $246.5 million, respectively. Further changes in our estimated useful lives of our property, plant and equipment could have a significant impact to our results of operations.

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

Investment Portfolio Risk

We maintain an investment portfolio of various holdings, types, and maturities. All of our marketable securities are designated as available-for-sale and, therefore, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a component of other comprehensive income, net of tax. We consider various factors in determining whether we should recognize an impairment charge for our securities, including the length of time and extent to which the fair value has been less than our cost basis and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery. The Company anticipates that it will recover the entire cost basis of these securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the year ended December 31, 2012.

As of December 31, 2012, our investment portfolio of cash equivalents and marketable securities consisted of money market fund investments, U.S. government and agency obligations, commercial paper and certificates of deposits, corporate bonds, and asset backed securities. Excluding the U.S. government holdings, which carry a lower risk and lower return in comparison to other securities in the portfolio, the remaining amount in our investment portfolio that could be susceptible to market risk totaled $343.6 million.

Interest Rate Risk

Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities. As of December 31, 2012 the average duration of our portfolio was less than one year. An immediate hypothetical shift in the yield curves of plus or minus 50 basis points from their position as of December 31, 2012, could decrease or increase the fair value of our investment portfolio by approximately $1.0 million. This sensitivity analysis assumes a parallel shift of all interest rates, however, interest rates do not always move in such a manner and actual results may differ materially. We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities during the year ended December 31, 2012.

An immediate 10% increase or decrease in current interest rates from their position as of December 31, 2012 would not have a material impact on our debt obligations due to the fixed nature of the majority of our debt obligations. However, the interest expense associated with our U.S. financing and ALOG financing, which bear interest at variable rates could be affected. For every 100 basis point change in interest rates, our annual interest expense could increase or decrease by a total of approximately $2.3 million based on the total balance of our primary borrowings under the U.S. term loan and the ALOG financing as of December 31, 2012. As of December 31, 2012, we had not employed any interest rate derivative products to manage our debt obligations. However, we may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.

The fair value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair value of the fixed interest rate debt but do not impact our earnings or cash flows. The fair value of our convertible debt, which is traded in the market, is based on quoted market prices. The fair value of our loans payable, which are not traded in the market, is estimated by considering our credit rating, current rates available to us for debt of the same remaining maturities and the terms of the debt. The following table represents the carrying value and estimated fair value of our loans payable, senior notes and convertible debt as of (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans payable	$240,962	$238,793	$256,235	$269,451
Convertible debt	708,726	1,144,568	941,084	1,057,801
Senior Notes	1,500,000	1,661,400	1,500,000	1,612,287

Foreign Currency Risk

The majority of our revenue is denominated in U.S. dollars, generated mostly from customers in the U.S. However, approximately 44% of both our revenues and operating costs are attributable to Brazil, Canada and the EMEA and Asia-Pacific regions and a large portion of those revenues and costs are denominated in a currency other than the U.S. dollar, primarily the Brazilian Reais, Canadian dollar, British pound, Euro, Swiss franc, Australian dollar, Chinese Yuan, Hong Kong dollar, Japanese yen and Singapore dollar. As a result, our operating results and cash flows are impacted by currency fluctuations relative to the U.S. dollar. To protect against certain reductions in value caused by changes in currency exchange rates, we have established a risk management program to offset some of the risk of carrying assets and liabilities denominated in foreign currencies. As a result, we enter into foreign currency forward contracts to manage the risk associated with certain foreign currency-denominated assets and liabilities. Our risk management program reduces, but does not entirely eliminate, the impact of currency exchange rate movements and its impact on the consolidated statements of operations. As of December 31, 2012, the outstanding foreign currency forward contracts had maturities of less than one year.

For the foreseeable future, we anticipate that approximately 40-50% of our revenues and operating costs will continue to be generated and incurred outside of the U.S. in currencies other than the U.S. dollar. While we hedge certain of our balance sheet foreign currency assets and liabilities, we currently do not hedge revenue. During fiscal 2012, the U.S. dollar was generally strong relative to certain of the currencies of the foreign countries in which we operate. This overall strength of the U.S. dollar had a negative impact on our consolidated results of operations because the foreign denominations translated into less U.S. dollars. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which we do business could have a significant impact on our consolidated financial position and results of operations including the amount of revenue that we report in future periods.

We may enter into additional hedging activities in the future to mitigate our exposure to foreign currency risk as our exposure to foreign currency risk continues to increase due to our growing foreign operations; however, we do not currently intend to eliminate all foreign currency transaction exposure.

Commodity Price Risk

Certain operating costs incurred by us are subject to price fluctuations caused by the volatility of underlying commodity prices. The commodities most likely to have an impact on our results of operations in the event of price changes are electricity, supplies and equipment used in our IBX data centers. We closely monitor the cost of electricity at all of our locations. We have entered into several power contracts to purchase power at fixed prices during 2013 and beyond in certain locations in the U.S., Australia, Brazil, France, Germany, Japan, the Netherlands, Singapore and the United Kingdom.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. There were no significant changes in internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-1 of this Annual Report on Form 10-K.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed and operated to be effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during the fourth quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

There is no disclosure to report pursuant to Item 9B.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2013 Annual Meeting of Stockholders.

We have adopted a Code of Ethics applicable for the Chief Executive Officer and Senior Financial Officers and a Code of Business Conduct. This information is incorporated by reference to the Equinix proxy statement for the 2013 Annual Meeting of Stockholders and is also available on our website, www.equinix.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2013 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2013 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2013 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2013 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

(a)(2) All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) Exhibits:

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Amendment of the Restated Certificate of Incorporation	8-K	6/14/11	3.1

3.3	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.4	Amended and Restated Bylaws of the Registrant.	8-K	6/7/12	3.2

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Indenture dated September 26, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	9/26/07	4.4

4.3	Form of 3.00% Convertible Subordinated Note Due 2014 (see Exhibit 4.2).

4.4	Indenture dated June 12, 2009 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/12/09	4.1

4.5	Form of 4.75% Convertible Subordinated Note Due 2016 (see Exhibit 4.4).

4.6	Indenture dated March 3, 2010 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	10-Q	3/31/10	4.8

4.7	Form of 8.125% Senior Note Due 2018 (see Exhibit 4.6).

4.8	Indenture dated July 13, 2011 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	7/13/11	4.1

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit

4.9	Form of 7.00% Senior Note due 2021 (see Exhibit 4.8)	8-K	7/13/11	4.2

10.1	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99	10.5

10.2	2000 Equity Incentive Plan, as amended.	10-Q	3/31/12	10.2

10.3	2000 Director Option Plan, as amended.	10-K	12/31/07	10.4

10.4	2001 Supplemental Stock Plan, as amended.	10-K	12/31/07	10.5

10.5	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	S-8 (File No. 333-165033)	2/23/10	99.3

10.6	Form of Restricted Stock Agreements for Stephen M. Smith under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/07	10.45

10.7	Letter Agreement, dated April 22, 2008, by and between Eric Schwartz and Equinix Operating Co., Inc.	10-Q	6/30/08	10.34

10.8	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/08	10.31

10.9	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/08	10.32

10.10	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.33

10.11	Severance Agreement by and between Peter Ferris and Equinix, Inc. dated December 17, 2008.	10-K	12/31/08	10.34

10.12	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.35

10.13	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.1

10.14	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.2

10.15	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.3

10.16	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.4

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit

10.17	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.5

10.18	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.6

10.19	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.7

10.20	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.8

10.21	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.9

10.22	Addendum to international assignment letter agreement by and between Eric Schwartz and Equinix Operating Co., Inc., dated February 17, 2010.	10-Q	3/31/10	10.42

10.23	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company, Inc.	2/5/07	10.9

10.24	Offer Letter from Equinix, Inc. to Charles Meyers dated September 28, 2010.	10-Q	9/30/10	10.40

10.25	Restricted Stock Unit Agreement for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	9/30/10	10.41

10.26	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30. 2010.	10-Q	9/30/10	10.42

10.27	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Ferris, Meyers, Smith, Taylor and Van Camp.	10-K	12/31/10	10.33

10.28	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.	10-K	12/31/10	10.34

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit

10.29	Form of Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/11	10.34

10.30	Form of Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/11	10.35

10.31*	English Translation of Shareholders Agreement, dated as of April 25, 2011, among Equinix South America Holdings, LLC, RW Brasil Fundo de Investimento em Participaçðes and Zion RJ Participaçðes S.A., and, for the limited purposes set forth therein, Sidney Victor da Costa Breyer, Antonio Eduardo Zago de Carvalho, Equinix, Inc., Riverwood Capital L.P., Riverwood Capital Partners L.P. and Riverwood Capital Partners (Parallel – A) L.P.	10-Q	6/30/11	10.36

10.32	Lease Agreement between 2020 Fifth Avenue LLC and Switch & Data WA One LLC, dated October 13, 2011.	10-Q	9/30/11	10.37

10.33	Equinix, Inc. 2012 Incentive Plan	10-Q	3/31/12	10.37

10.34	Form of 2012 Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/12	10.38

10.35	Form of 2012 Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/12	10.39

10.36	Form of 2012 TSR Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/12	10.40

10.37	Form of 2012 TSR Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/12	10.41

10.38	Credit Agreement, by and among Equinix, Inc., as borrower, Equinix Operating Co., Inc., Equinix Pacific, Inc., Switch & Data Facilities Company, Inc., Switch & Data Holdings, Inc. and Equinix Services, Inc., as guarantors, the Lenders (defined therein), Bank of America, N.A., as administrative agent, a Lender and L/C issuer, Wells Fargo Bank, National Association, as syndication agent, the Co-Documentation Agents (defined therein) and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole book manager, dated June 28, 2012.	10-Q	6/30/12	10.39

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit

10.39

English Translation of Shareholders’ Agreement, dated as of October 31, 2012, among Equinix South America Holdings, LLC, RW Brasil Fundo de Investimento em Participações, Sidney Victor da Costa Breyer and Antonio Eduardo Zago de Carvalho, and as intervening party, Alog Soluções de Tecnologia em Informática s.a., and, for the limited purposes set forth herein, Equinix, Inc., Riverwood Capital L.P., Riverwood Capital Partners L.P., Riverwood Capital Partners (Parallel – A) L.P. and Riverwood Capital Partners (Parallel – B) L.P.

X

10.40	Lease Agreement, by and between 271 Front Inc. and Equinix Canada Ltd., dated November 30, 2012.				X

10.41	Indemnity Agreement, by Equinix, Inc. in favor of 271 Front Inc., dated November 30, 2012.				X

10.42	International Long-Term Assignment Extension Letter, by and between Equinix Operating Co., Inc. and Eric Schwartz, dated December 21, 2012.				X

18.1	Preferable Accounting Principles Letter from Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm, dated July 26, 2010.	10-Q	6/30/10	18.1

21.1	Subsidiaries of Equinix, Inc.				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS**	XBRL Instance Document.				X

101.SCH**	XBRL Taxonomy Extension Schema Document.				X

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit

101.CAL**	XBRL Taxonomy Extension Calculation Document.				X

101.DEF**	XBRL Taxonomy Extension Definition Document.				X

101.LAB**	XBRL Taxonomy Extension Labels Document.				X

101.PRE**	XBRL Taxonomy Extension Presentation Document.				X

*	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(b)	Exhibits.

See (a) (3) above.

(c)	Financial Statement Schedule.

See (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUINIX, INC. (Registrant)

February 26, 2013	By	/s/ STEPHEN M. SMITH
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

Signature	Title	Date

/S/ STEPHEN M. SMITH Stephen M. Smith	President and Chief Executive Officer (Principal Executive Officer)	February 26, 2013

/s/ KEITH D. TAYLOR Keith D. Taylor	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2013

/s/ PETER F. VAN CAMP Peter F. Van Camp	Executive Chair	February 26, 2013

/s/ STEVEN T. CLONTZ Steven T. Clontz	Director	February 26, 2013

/s/ GARY F. HROMADKO Gary F. Hromadko	Director	February 26, 2013

/s/ SCOTT G. KRIENS Scott G. Kriens	Director	February 26, 2013

/s/ WILLIAM LUBY William Luby	Director	February 26, 2013

Signature	Title	Date

/s/ IRVING F. LYONS, III Irving F. Lyons, III	Director	February 26, 2013

/s/ CHRISTOPHER B. PAISLEY Christopher B. Paisley	Director	February 26, 2013

INDEX TO EXHIBITS

Exhibit Number	Description of Document
10.39	English Translation of Shareholders’ Agreement, dated as of October 31, 2012, among Equinix South America Holdings, LLC, RW Brasil Fundo de Investimento em Participações, Sidney Victor da Costa Breyer and Antonio Eduardo Zago de Carvalho, and as intervening party, Alog Soluções de Tecnologia em Informática s.a., and, for the limited purposes set forth herein, Equinix, Inc., Riverwood Capital L.P., Riverwood Capital Partners L.P., Riverwood Capital Partners (Parallel – A) L.P. and Riverwood Capital Partners (Parallel – B) L.P.

10.40	Lease Agreement, by and between 271 Front Inc. and Equinix Canada Ltd., dated November 30, 2012.

10.41	Indemnity Agreement, by Equinix, Inc. in favor of 271 Front Inc., dated November 30, 2012.

10.42	International Long-Term Assignment Extension Letter, by and between Equinix Operating Co., Inc. and Eric Schwartz, dated December 21, 2012.

21.1	Subsidiaries of Equinix, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Document.

101.DEF**	XBRL Taxonomy Extension Definition Document.

101.LAB**	XBRL Taxonomy Extension Labels Document.

101. PRE**	XBRL Taxonomy Extension Presentation Document.

*	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Equinix, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Equinix, Inc. (the “Company”) and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Reporting on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, CA

February 26, 2013

EQUINIX, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$252,213	$278,823
Short-term investments	166,492	635,721
Accounts receivable, net of allowance for doubtful accounts of $3,716 and $4,635	163,840	139,057
Other current assets	57,206	182,156

Total current assets	639,751	1,235,757
Long-term investments	127,819	161,801
Property, plant and equipment, net	3,918,999	3,225,912
Goodwill	1,042,564	866,495
Intangible assets, net	201,562	148,635
Other assets	202,269	146,724

Total assets	$6,132,964	$5,785,324

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$268,853	$229,043
Accrued property, plant and equipment	63,509	93,224
Current portion of capital lease and other financing obligations	15,206	11,542
Current portion of loans payable	52,160	87,440
Current portion of convertible debt	—	246,315
Other current liabilities	139,561	57,690

Total current liabilities	539,289	725,254
Capital lease and other financing obligations, less current portion	545,853	390,269
Loans payable, less current portion	188,802	168,795
Convertible debt	708,726	694,769
Senior notes	1,500,000	1,500,000
Other liabilities	230,843	286,424

Total liabilities	3,713,513	3,765,511

Redeemable non-controlling interests (Note 10)	84,178	67,601

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 100,000,000 shares authorized in 2012 and 2011; zero shares issued and outstanding in 2012 and 2011	—	—
Common stock, $0.001 par value per share; 300,000,000 shares authorized in 2012 and 2011; 49,139,851 issued and 48,776,108 outstanding in 2012 and 47,541,620 issued and 46,671,199 outstanding in 2011	49	48
Additional paid-in capital	2,583,371	2,437,623
Treasury stock, at cost; 363,743 shares in 2012 and 870,421 shares in 2011	(36,676)	(86,666)
Accumulated other comprehensive loss	(101,042)	(143,698)
Accumulated deficit	(110,429)	(255,095)

Total stockholders’ equity	2,335,273	1,952,212

Total liabilities, redeemable non-controlling interests and stockholders’ equity	$6,132,964	$5,785,324

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years ended December 31,
	2012	2011	2010
Revenues	$1,895,744	$1,569,784	$1,196,214

Costs and operating expenses:
Cost of revenues	943,995	833,851	652,156
Sales and marketing	202,914	158,347	110,765
General and administrative	329,399	265,554	220,618
Restructuring charges	—	3,481	6,734
Impairment charges	9,861	—	—
Acquisition costs	8,822	3,297	12,337

Total costs and operating expenses	1,494,991	1,264,530	1,002,610

Income from continuing operations	400,753	305,254	193,604
Interest income	3,466	2,280	1,515
Interest expense	(200,328)	(181,303)	(140,475)
Other-than-temporary impairment recovery on investments	—	—	3,626
Other income (expense)	(2,208)	2,821	692
Loss on debt extinguishment and interest rate swaps, net	(5,204)	—	(10,187)

Income from continuing operations before income taxes	196,479	129,052	48,775
Income tax expense	(61,783)	(37,451)	(12,562)

Net income from continuing operations	134,696	91,601	36,213
Discontinued operations, net of tax (Note 4):
Net income from discontinued operations	1,234	1,009	668
Gain on sale of discontinued operations	11,852	—	—

Net income	147,782	92,610	36,881
Net (income) loss attributable to redeemable non-controlling interests	(3,116)	1,394	—

Net income attributable to Equinix	$144,666	$94,004	$36,881

Earnings per share (“EPS”) attributable to Equinix (Note 3):
Basic EPS from continuing operations	$2.74	$1.74	$0.83
Basic EPS from discontinued operations	0.27	0.02	0.01

Basic EPS	$3.01	$1.76	$0.84

Weighted-average shares	48,004	46,956	43,742

Diluted EPS from continuing operations	$2.67	$1.70	$0.81
Diluted EPS from discontinued operations	0.25	0.02	0.01

Diluted EPS	$2.92	$1.72	$0.82

Weighted-average shares	51,816	47,898	44,810

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Comprehensive Income

(in thousands)

	Years ended December 31,
	2012	2011	2010
Net income	$147,782	$92,610	$36,881

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	36,194	(38,776)	(19,502)
Unrealized loss on available for sale securities	(23)	(14)	(211)
Settlement of interest rate swaps	—	—	4,933

	36,171	(38,790)	(14,780)

Comprehensive income, net of tax	183,953	53,820	22,101

Net (income) loss attributable to redeemable non-controlling interests	(3,116)	1,394	—
Other comprehensive loss attributable to non-controlling interests	6,485	7,110	—

Comprehensive income attributable to Equinix	$187,322	$62,324	$22,101

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income

For the Three Years Ended December 31, 2012

(in thousands, except share data)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2009	39,315,250	$39	—	$—	$1,665,662	$(97,238)	$(385,980)	$1,182,483
Net income attributable to Equinix	—	—	—	—	—	—	36,881	36,881
Other comprehensive loss attributable to Equinix	—	—	—	—	—	(14,780)	—	(14,780)
Issuance of common stock for employee equity awards	1,393,026	1	—	—	39,817	—	—	39,818
Issuance of common stock for the Switch and Data acquisition	5,458,413	6	—	—	549,383	—	—	549,389
Stock-based compensation assumed in the Switch and Data acquisition	—	—	—	—	16,508	—	—	16,508
Stock-based compensation, net of estimated forfeitures	—	—	—	—	70,216	—	—	70,216

Balances as of December 31, 2010	46,166,689	46	—	—	2,341,586	(112,018)	(349,099)	1,880,515
Net income attributable to Equinix	—	—	—	—	—	—	94,004	94,004
Other comprehensive loss attributable to Equinix	—	—	—	—	—	(31,680)	—	(31,680)
Issuance of common stock for employee equity awards	1,374,931	2	—	—	38,891	—	—	38,893
Common shares repurchased	—	—	(870,421)	(86,666)	—	—	—	(86,666)
Change in redemption value of redeemable non-controlling interests	—	—	—	—	(11,476)	—	—	(11,476)
Tax benefit from employee stock plans	—	—	—	—	81	—	—	81
Stock-based compensation, net of estimated forfeitures	—	—	—	—	68,541	—	—	68,541

Balances as of December 31, 2011	47,541,620	48	(870,421)	(86,666)	2,437,623	(143,698)	(255,095)	1,952,212
Net income attributable to Equinix	—	—	—	—	—	—	144,666	144,666
Other comprehensive income attributable to Equinix	—	—	—	—	—	42,656	—	42,656
Issuance of common stock for employee equity awards	1,598,231	1	15,069	1,504	59,323	—	—	60,828
Issuance of common stock upon conversions of convertible debt	—	—	623,098	61,850	(61,838)	—	—	12
Common shares repurchased	—	—	(131,489)	(13,364)	—	—	—	(13,364)
Change in redemption value of redeemable non-controlling interests	—	—	—	—	(21,270)	—	—	(21,270)
Tax benefit from employee stock plans	—	—	—	—	84,740	—	—	84,740
Stock-based compensation, net of estimated forfeitures	—	—	—	—	84,793	—	—	84,793

Balances as of December 31, 2012	49,139,851	$49	(363,743)	$(36,676)	$2,583,371	$(101,042)	$(110,429)	$2,335,273

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$147,782	$92,610	$36,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	374,716	328,610	246,544
Stock-based compensation	84,158	71,532	67,489
Excess tax benefits from stock-based compensation	(72,631)	(81)	—
Restructuring charges	—	3,481	6,734
Impairment charges	9,861	—	—
Amortization of intangible assets	23,575	19,064	13,632
Accretion of asset retirement obligation and accrued restructuring charges	3,395	4,720	3,128
Amortization of debt issuance costs and debt discounts	23,365	32,172	27,915
Provision for allowance for doubtful accounts	4,186	4,987	2,056
Loss on debt extinguishment and interest rate swaps, net	5,204	—	10,187
Gain on sale of discontinued operations	(11,852)	—	—
Other items	2,704	5,146	2,254
Changes in operating assets and liabilities:
Accounts receivable	(26,601)	(23,061)	(39,886)
Income taxes, net	27,308	24,865	1,992
Other assets	1,334	(30,956)	(11,855)
Accounts payable and accrued expenses	31,282	41,973	35,175
Accrued restructuring charges	(2,556)	(3,079)	(4,426)
Other liabilities	6,796	15,626	(4,948)

Net cash provided by operating activities	632,026	587,609	392,872

Cash flows from investing activities:
Purchases of investments	(442,870)	(1,268,574)	(744,798)
Sales of investments	362,266	125,674	25,174
Maturities of investments	579,855	495,865	827,540
Purchase of Asia Tone, net of cash acquired	(202,338)	—	—
Purchase of ancotel, net of cash acquired	(84,236)	—	—
Purchase of Dubai IBX data center, net of cash acquired	(22,918)	—	—
Purchase of ALOG, net of cash acquired	—	(41,954)	—
Purchase of Switch and Data, net of cash acquired	—	—	(113,289)
Purchases of real estate	(24,656)	(28,066)	(14,861)
Purchases of other property, plant and equipment	(764,500)	(685,675)	(579,397)
Proceeds from the sale of discontinued operations	76,458	—	—
Increase in restricted cash	(8,696)	(97,724)	(1,582)
Release of restricted cash	88,762	1,000	244
Other investing activities, net	—	10	—

Net cash used in investing activities	(442,873)	(1,499,444)	(600,969)

Cash flows from financing activities:
Purchases of treasury stock	(13,364)	(86,666)	—
Proceeds from employee equity awards	56,137	38,893	39,817
Excess tax benefits from stock-based compensation	72,631	81	—
Proceeds from senior notes	—	750,000	750,000
Proceeds from loans payable	262,591	95,336	121,581
Repayment of convertible debt	(250,007)	—	—
Repayment of mortgage and loans payable	(329,111)	(22,829)	(558,007)
Repayment of capital lease and other financing obligations	(12,378)	(10,426)	(16,133)
Debt issuance costs	(9,220)	(15,661)	(23,124)
Debt extinguishment costs	—	—	(4,448)

Net cash provided by (used in) financing activities	(222,721)	748,728	309,686

Effect of foreign currency exchange rates on cash and cash equivalents	6,958	(911)	(4,804)
Net increase (decrease) in cash and cash equivalents	(26,610)	(164,018)	96,785
Cash and cash equivalents at beginning of year	278,823	442,841	346,056

Cash and cash equivalents at end of year	$252,213	$278,823	$442,841

Supplemental cash flow information:
Cash paid for taxes	$36,711	$9,157	$11,043

Cash paid for interest	$185,321	$129,129	$97,943

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Equinix, Inc. (“Equinix” or the “Company”) was incorporated in Delaware on June 22, 1998. Equinix provides colocation space and related services. Global enterprises, content providers, financial companies and network service providers rely upon Equinix’s insight and expertise to safehouse and connect their most valued information assets. The Company operates International Business Exchange (“IBX”) data centers, or IBX data centers, across 31 markets in the Americas; Europe, Middle East and Africa (“EMEA”) and Asia-Pacific geographic regions where customers directly interconnect with a network ecosystem of partners and customers. More than 900 network service providers offer access to more than 90% of the world’s Internet routes inside the Company’s IBX data centers. This access to Internet routes provides Equinix customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location.

In September 2012, the Company announced that its board of directors approved a plan to pursue conversion to a real estate investment trust (“REIT”) (the “REIT Conversion”). The Company plans to make a tax election for REIT status for the taxable year beginning January 1, 2015.

Basis of Presentation, Consolidation and Foreign Currency

The accompanying consolidated financial statements include the accounts of Equinix and its subsidiaries, including the operations of the alliance with Emirates Integrated Telecommunications Company PJSC (“du”) from November 9, 2012, and the acquisitions of Asia Tone Limited (“Asia Tone”) from July 4, 2012, ancotel GmbH (“ancotel”) from July 3, 2012, ALOG Data Centers do Brasil S.A. and its subsidiaries (“ALOG”) from April 25, 2011 and Switch & Data Facilities Company, Inc. (“Switch and Data”) from April 30, 2010. All significant intercompany accounts and transactions have been eliminated in consolidation. Foreign exchange gains or losses resulting from foreign currency transactions, including intercompany foreign currency transactions, that are anticipated to be repaid within the foreseeable future, are reported within other income (expense) on the Company’s accompanying consolidated statements of operations. For additional information on the impact of foreign currencies to the Company’s consolidated financial statements, see “Accumulated Other Comprehensive Income (Loss)” in Note 11 below.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the allowance for doubtful accounts, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property, plant and equipment, assets acquired and liabilities assumed from acquisitions, asset retirement obligations, restructuring charges, redemption value of redeemable non-controlling interests and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable.

Discontinued Operations

Assets and liabilities to be disposed of that meet all of the criteria to be classified as held for sale as set forth in the accounting standard for impairment or disposal of long-lived assets are reported at the lower of their carrying amounts or fair values less costs to sell. Assets are not depreciated or amortized while they are classified

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as held for sale. Assets and liabilities held for sale that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company’s assets and liabilities are reported in discontinued operations when (a) it is determined that the operations and cash flows will be eliminated from the Company’s continuing operations and (b) the Company will not have any significant continuing involvement in the operations of the assets and liabilities after the disposal transaction.

The Company’s consolidated statements of operations have been reclassified to reflect its discontinued operations for all periods presented. For further information on the Company’s discontinued operations, see Note 4.

Cash, Cash Equivalents and Short-Term and Long-Term Investments

The Company considers all highly liquid instruments with an original maturity from the date of purchase of three months or less to be cash equivalents. Cash equivalents consist of money market mutual funds and highly liquid debt securities of corporations, certificates of deposit and commercial paper with original maturities up to 90 days. Short-term investments generally consist of securities with original maturities of between 90 days and one year and are money market mutual funds, highly liquid debt securities of corporations, agencies of the U.S. government and the U.S. government, asset-backed securities, commercial paper and certificates of deposit. Long-term investments generally consist of debt securities of corporations, agencies of the U.S. government, the U.S. government, commercial paper and asset-backed securities with maturities greater than 360 days. The Company’s fixed income securities are classified as “available-for-sale” and are carried at fair value with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income. The cost of securities sold is based on the specific identification method. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades.

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

A significant portion of the Company’s customer base is comprised of businesses throughout the Americas. However, a portion of the Company’s revenues are derived from the Company’s EMEA and Asia-Pacific operations. The following table sets forth percentages of the Company’s revenues by geographic regions for the years ended December 31:

	2012	2011	2010
Americas	61%	63%	63%
EMEA	23%	23%	23%
Asia-Pacific	16%	14%	14%

No single customer accounted for greater than 10% of accounts receivable or revenues as of or for the years ended December 31, 2012, 2011 and 2010.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s estimated useful lives of its property, plant and equipment are as follows (in years):

IBX plant and machinery	5-30
Leasehold improvements	10-40
Site improvements	10-40
Buildings	20-50
IBX equipment	2.5-10
Computer equipment and software	3-5
Furniture and fixtures	7-10

During the three months ended December 31, 2012, the Company reassessed the estimated useful lives of certain of its property, plant and equipment as part of a review of the related assumptions. As a result, the Company recorded approximately $4,968,000 of lower depreciation expense for the quarter ended December 31, 2012.

Construction in Progress

Construction in progress includes direct and indirect expenditures for the construction and expansion of IBX data centers and is stated at original cost. The Company has contracted out substantially all of the construction and expansion efforts of its IBX data centers to independent contractors under construction contracts. Construction in progress includes costs incurred under construction contracts including project management services, engineering and schematic design services, design development, construction services and other construction-related fees and services. In addition, the Company has capitalized interest costs during the construction phase. Once an IBX data center or expansion project becomes operational, these capitalized costs are allocated to certain property, plant and equipment categories and are depreciated over the estimated useful life of the underlying assets.

Asset Retirement Costs

The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. Subsequent to the initial measurement, the Company accretes the liability in relation to the asset retirement obligations over time and the accretion expense is recorded as a cost of revenue. The Company’s asset retirement obligations are primarily related to its IBX data centers, of which the majority are leased under long-term arrangements, and, in certain cases, are required to be returned to the landlords in their original condition. The majority of the Company’s IBX data center leases have been subject to significant development by the Company in order to convert them from, in most cases, vacant buildings or

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

warehouses into IBX data centers. The majority of the Company’s IBX data centers’ initial lease terms expire at various dates ranging from 2013 to 2035 and most of them enable the Company to extend the lease terms.

Goodwill and Other Intangible Assets

The Company has three reportable segments comprised of the 1) Americas, 2) EMEA and 3) Asia-Pacific geographic regions, which the Company also determined are its reporting units. As of December 31, 2012, the Company had goodwill attributable to its Americas reporting unit, EMEA reporting unit and Asia-Pacific reporting unit. Commencing in 2010, the Company changed its method of applying the accounting principle related to annual goodwill impairment tests by conforming the testing of goodwill for all three reporting units to November 30th of each year.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-08, Testing Goodwill for Impairment. This ASU provides companies with the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. If the carrying value of a reporting unit exceeds its fair value, then a company is required to perform the second step of the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company early adopted this standard during the fourth quarter of 2011.

The Company elected to perform the first step of the two-step goodwill impairment test for its Americas reporting unit, EMEA reporting unit and Asia-Pacific reporting unit during the year ended December 31, 2012, as this was the first year that the Americas reporting unit excluded goodwill from the sale of 16 of the Company’s IBX data centers located throughout the U.S., the EMEA reporting unit included goodwill from the acquisition of ancotel and the Dubai IBX Data Center Acquisition and the Asia-Pacific reporting unit included goodwill from the acquisition of Asia Tone. In order to determine the fair value of each reporting unit, the Company utilizes the discounted cash flow and market methods. The Company has consistently utilized both methods in its goodwill impairment tests and weighs both results equally. The Company uses both methods in its goodwill impairment tests as it believes both methods, in conjunction with each other, provide a reasonable estimate of the determination of fair value of each reporting unit – the discounted cash flow method being specific to anticipated future results of the reporting unit and the market method, which is based on the Company’s market sector including its competitors. The assumptions supporting the discounted cash flow method, including the discount rate, which was assumed to be 10.0% for the Americas reporting unit and EMEA reporting unit and 13.0% for the Asia-Pacific reporting unit, was determined using the Company’s best estimates as of the date of the impairment review. As of November 30, 2012, the Company concluded that its goodwill attributed to the Company’s Americas reporting unit, EMEA reporting unit and Asia-Pacific reporting unit was not impaired as the fair value of each reporting unit exceeded the carrying value of its respective reporting unit, including goodwill. In addition, the Company concluded that no events occurred or circumstances changed subsequent to November 30, 2012 through December 31, 2012 that would more likely than not reduce the fair value of the Americas, EMEA and Asia-Pacific reporting units below its carrying value. The Company has performed various sensitivity analyses on certain of the assumptions used in the discounted cash flow method, such as forecasted revenues and discount rate, and notes that no reasonably possible changes would reduce the fair value of the reporting unit to such a level that would cause an impairment charge.

Impairment assessments inherently involve judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivatives and Hedging Activities

The Company recognizes all derivatives on the consolidated balance sheet at fair value. The accounting for changes in the value of a derivative depends on whether the contract is for trading purposes or has been designated and qualifies for hedge accounting. In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged. In order for a derivative to be designated as a hedge, there must be documentation of the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure, and how effectiveness is to be assessed prospectively and retrospectively. Foreign currency gains or losses are recorded within other income (expense), net in the Company’s consolidated statements of operations, with the exception of foreign currency embedded derivatives contained in certain of the Company’s customer contracts (see “Revenue Recognition” below), which are recorded within revenues in the Company’s consolidated statements of operations.

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

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, short-term and long-term investments represent their fair value, while the Company’s accounts receivable, accounts payable and accrued expenses and accrued property, plant and equipment approximate their fair value due primarily to the short-term maturity of the related instruments. The fair value of the Company’s debt, which is traded in the public debt market, is based on quoted market prices. The fair value of the Company’s debt, which is not publicly traded, is estimated by considering the Company’s credit rating, current rates available to the Company for debt of the same remaining maturities and terms of the debt.

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

During the year ended December 31, 2012, the Company determined that the fair values of certain long-lived assets in two properties were lower than their carrying values. As a result, the Company recorded impairment charges totaling $9,861,000 in the Americas and Asia-Pacific regions comprised of $7,029,000 of property, plant and equipment and $2,832,000 of intangible assets. The Company did not record any impairment charges related to its long-lived assets during the years ended December 31, 2011 and 2010.

Revenue Recognition

Equinix derives more than 90% of its revenues from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing of cabinet space and power; (2) interconnection services, such as cross connects and Equinix Exchange ports; (3) managed infrastructure services and (4) other revenues consisting of rental income from tenants or subtenants. The remainder of the Company’s revenues are from non-recurring revenue streams, such as from the recognized portion of deferred installation revenues,

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

professional services, contract settlements and equipment sales. Revenues from recurring revenue streams are generally billed monthly and recognized ratably over the term of the contract, generally one to three years for IBX data center space customers. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the expected life of the installation. Professional service fees are recognized in the period in which the services were provided and represent the culmination of a separate earnings process as long as they meet the criteria for separate recognition under the accounting standard related to revenue arrangements with multiple deliverables. Revenue from bandwidth and equipment sales is recognized on a gross basis in accordance with the accounting standard related to reporting revenue gross as a principal versus net as an agent, primarily because the Company acts as the principal in the transaction, takes title to products and services and bears inventory and credit risk. To the extent the Company does not meet the criteria for recognizing bandwidth and equipment services as gross revenue, the Company records the revenue on a net basis. Revenue from contract settlements, when a customer wishes to terminate their contract early, is generally recognized on a cash basis, when no remaining performance obligations exist, to the extent that the revenue has not previously been recognized.

The Company occasionally guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any credits given to the customer as a result. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized, and historically, these credits have generally not been significant. There were no significant service level credits issued during the years ended December 31, 2012, 2011 and 2010.

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

As a result of certain customer agreements being priced in currencies different from the functional currencies of the parties involved, under applicable accounting rules, the Company is deemed to have foreign currency forward contracts embedded in these contracts. The Company refers to these as foreign currency embedded derivatives (see Note 6). These instruments are separated from their host contracts and held on the Company’s balance sheet at their fair value. The majority of these foreign currency embedded derivatives arise in certain of the Company’s subsidiaries where the local currency is the subsidiary’s functional currency and the customer contract is denominated in U.S. dollar. Changes in their fair values are recognized within revenues in the Company’s consolidated statements of operations.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The REIT conversion, expected to be effective as of January 1, 2015, will not be considered a change in tax status for the Company’s U.S. operations. Rather, the effect of the REIT conversion will be reflected in the Company’s consolidated statement of operations in the period that includes the date the Company completes all significant actions necessary to qualify as a REIT, signifying its commitment to that course of action.

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

The Company grants restricted stock units to its employees and these equity awards generally have only a service condition. The Company grants restricted stock units to its executives and these awards generally have a service and performance condition or a service and market condition. To date, any performance conditions contained in an equity award are tied to the financial performance of the Company or a specific region of the Company. The Company assesses the probability of meeting these performance conditions on a quarterly basis. The majority of the Company’s equity awards vest over four years, although certain of the equity awards for executives vest over a range of two to four years. The valuation of restricted stock units with only a service condition or a service and performance condition requires no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of the Company’s stock price on the date of grant. The Company uses a Monte Carlo simulation option-pricing model to determine the fair value of restricted stock units with a service and market condition.

To the extent that the Company grants stock options to its employees, it uses the Black-Scholes option-pricing model to determine the fair value of stock options. The Company also uses Black-Scholes option-pricing model to determine the fair value of its employee stock purchase plan. The determination of the fair value of stock options or shares purchased under the employee stock purchase plan is affected by assumptions regarding a number of complex and subjective variables including the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise or purchase behaviors. The Company estimated the expected volatility by using the average historical volatility of its common stock that it believed was the best representative of future volatility. The risk-free interest rate used was based on U.S. Treasury zero-coupon issues

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with remaining terms similar to the expected term of the equity awards. The expected dividend rate used was zero as the Company did not anticipate paying dividends. The expected term of the equity award used was calculated by taking the average of the vesting or purchase window term and the contractual term of the equity award.

The accounting standard for stock-based compensation does not allow the recognition of unrealized tax benefits associated with the tax deductions in excess of the compensation recorded (excess tax benefit) until the excess tax benefit is realized (i.e. reduces taxes payable). The Company recognizes the benefit from stock-based compensation in equity when the excess tax benefit is realized by following the “with-and-without” approach. The Company recorded the excess tax benefits of approximately $84,740,000 and $81,000, respectively, during the years ended December 31, 2012 and 2011. The Company did not record any excess tax benefits during the year ended December 31, 2010.

For further information on stock-based compensation, see Note 12 below.

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

Earnings Per Share

The Company computes its EPS using the two-class method as prescribed by the accounting standard for earnings per share. The two-class method is an earnings allocation method for computing EPS when an entity’s capital structure includes either two or more classes of common stock or includes common stock and participating securities. The two-class method calculates EPS based on distributed earnings (i.e., adjustments to redeemable non-controlling interests) and undistributed earnings. Undistributed losses are not allocated to participating securities under the two-class method unless the participating security has a contractual obligation to share in losses on a basis that is objectively determinable. Common shares of ALOG (see Note 2) are considered participating securities in which the Company has indirect controlling equity interests.

Basic EPS is computed using net income (loss) attributable to the Company and the weighted-average number of common shares outstanding. Diluted EPS is computed using net income attributable to the Company, adjusted for interest expense as a result of the assumed conversion of the Company’s 2.50% Convertible Subordinated Notes, 3.00% Convertible Subordinated Notes and 4.75% Convertible Subordinated Notes, if dilutive, and the weighted-average number of common shares outstanding plus any dilutive potential common shares outstanding. Dilutive potential common shares include the assumed exercise, vesting and issuance activity of employee equity awards using the treasury stock method, as well as warrants and shares issuable upon the

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conversion of the 2.50% Convertible Subordinated Notes, 3.00% Convertible Subordinated Notes and 4.75% Convertible Subordinated Notes. The Company computes basic and diluted EPS for net income (loss) attributable to the Company, net income (loss) from continuing operations and net income (loss) from discontinued operations.

Redeemable Non-Controlling Interests

Non-controlling interests in subsidiaries that are redeemable for cash or other assets outside of the Company’s control are classified as mezzanine equity, outside of equity and liabilities, and are adjusted to fair value on each balance sheet date. The resulting changes in fair value of the estimated redemption amount, increases or decreases, are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital.

For further information on redeemable non-controlling interests, see Note 10 below.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. This ASU is intended to increase the prominence of other comprehensive income in financial statements by presenting the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminated the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. During the three months ended March 31, 2012, the Company adopted ASU 2011-05 and the adoption did not have a material impact to its consolidated financial statements other than the addition of the consolidated statements of comprehensive income.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. This ASU defers the requirement that companies present reclassification adjustments for each component of

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. During the three months ended March 31, 2012, the Company adopted ASU 2011-12 and the adoption did not have any material impact to its consolidated financial statements.

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income when applicable or to cross-reference the reclassifications with other disclosures that provide additional detail about the reclassifications made when the reclassifications are not made to net income. This ASU is effective for fiscal years and interim periods, beginning after December 15, 2012. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements since this ASU is an enhancement to currently required disclosures.

2. Acquisitions

Dubai IBX Data Center Acquisition

On November 6, 2012, the Company entered into an alliance agreement with Emirates Integrated Telecommunications Company PJSC (“du”) to deliver data center and interconnection solutions to customers in the Middle East. On November 8, 2012 (the “Dubai IBX Data Center Acquisition Date”), the Company entered into an asset sale and purchase agreement with e-Hosting DataFort FZ, LLC (“EHDF”) for a substantially completed data center located in Dubai for cash consideration of approximately $22,918,000. The data center opened for business in early 2013. The Company also entered into a lease agreement with Tecom Investment FZ, LLC (“Tecom”), the 100% owner of EHDF, for the underlying building space where the data center assets that were acquired by the Company from EHDF are located. The Company accounted for the above agreements as a single arrangement and the alliance agreement, asset sale and purchase agreement and lease agreement are collectively referred to as the Dubai IBX Data Center Acquisition.

The Dubai IBX Data Center Acquisition was accounted for using the acquisition method of accounting. The Dubai IBX Data Center Acquisition was not significant to the Company; therefore, the Company does not present its purchase price allocation or pro forma combined results of operations.

The Company continues to evaluate certain assets and liabilities related to the Dubai IBX Data Center Acquisition. Additional information, which existed as of the Dubai IBX Data Center Acquisition Date but was unknown to the Company at that time, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the Dubai IBX Data Center Acquisition Date. Changes to the assets and liabilities recorded may result in a corresponding adjustment to goodwill.

Asia Tone Acquisition

On July 3, 2012 (the “Asia Tone Acquisition Date”), the Company acquired certain assets and operations of Asia Tone, a privately-owned company headquartered in Hong Kong, for gross cash consideration of

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$230,500,000 (the “Asia Tone Acquisition”). The Company agreed to pay net cash consideration of approximately $202,445,000 as a result of adjustments to the purchase price included in the purchase and sale agreement. Asia Tone operates six data centers and one disaster recovery center in Hong Kong, Shanghai and Singapore. The Asia Tone Acquisition included one data center under construction in Shanghai. The combined company operates under the Equinix name.

The Company included Asia Tone’s results of operations from July 4, 2012 and the estimated fair value of assets acquired and liabilities assumed in its consolidated balance sheets beginning July 3, 2012. The Company incurred acquisition costs of $4,887,000 for the year ended December 31, 2012 related to the Asia Tone Acquisition.

Purchase Price Allocation

The Asia Tone Acquisition was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price was allocated to Asia Tone’s net tangible and intangible assets based upon their fair value as of the Asia Tone Acquisition Date. Based upon the purchase price and the valuation of Asia Tone, the preliminary purchase price allocation was as follows (in thousands):

Accounts receivable	$1,595
Other current assets	595
Property, plant and equipment	142,450
Goodwill	115,223
Intangible assets	29,155
Other non-current assets	784

Total assets acquired	289,802
Accounts payable and accrued expenses	(1,304)
Accrued property, plant and equipment	(27,031)
Loans payable	(20,661)
Capital leases and other financing obligations	(10,630)
Other current liabilities	(3,666)
Deferred tax liabilities	(15,190)
Other non-current liabilities	(8,875)

Net assets acquired	$202,445

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

The following table presents certain information on the acquired identifiable intangible assets (dollars in thousands):

Intangible assets	Fair value	Estimated useful lives (years)	Weighted-average estimated useful lives (years)
Customer contracts	$14,900	6 – 20	17.2
Customer relationships	13,800	7 – 11	8.7
Other	455	2 – 5	4.0

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company determined the fair value of the loans payable assumed in the Asia Tone Acquisition by estimating Asia Tone’s debt rating and reviewed market data with a similar debt rating and other characteristics of the debt, including the maturity date and security type. The book value of Asia Tone’s loans payable approximated their fair value as of the Asia Tone Acquisition Date. During the year ended December 31, 2012, the Company prepaid and terminated these loans payable.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill is not expected to be deductible for local tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. Goodwill recorded as a result of the Asia Tone Acquisition is attributable to the Company’s Asia-Pacific reportable segment (see Note 16) and reporting unit (see Note 5).

For the year ended December 31, 2012, Asia Tone recognized revenues of $23,083,000 and had a net income of $1,604,000, which were included in the Company’s consolidated statements of operations. The Asia Tone Acquisition was not material to the Company’s consolidated balance sheets and results of operations; therefore, the Company does not present unaudited pro forma combined consolidated financial information.

ancotel Acquisition

On July 2, 2012 (the “ancotel Acquisition Date”), the Company acquired 100% of the issued and outstanding share capital of ancotel, a privately-owned company headquartered in Frankfurt, Germany, for cash consideration of approximately $85,714,000 (the “ancotel Acquisition”). ancotel operates one data center in Frankfurt and edge nodes in Hong Kong and London. The combined company operates under the Equinix name.

The Company included ancotel’s results of operations from July 3, 2012 and the estimated fair value of assets acquired and liabilities assumed in its consolidated balance sheets beginning July 2, 2012. The Company incurred acquisition costs of approximately $1,365,000 for the year ended December 31, 2012 related to the ancotel Acquisition.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company continues to evaluate certain assets and liabilities related to the ancotel Acquisition. Additional information, which existed as of the ancotel Acquisition Date but was unknown to the Company at that time, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the ancotel Acquisition Date. Changes to the assets and liabilities recorded may result in a corresponding adjustment to goodwill.

The following table presents certain information on the acquired identifiable intangible assets (dollars in thousands):

Intangible assets	Fair value	Estimated useful lives (years)	Weighted-average estimated useful lives (years)
Customer contracts	$38,604	7	7.0
Trade names	4,177	5 – 10	9.4

The fair value of customer contracts was estimated by applying an income approach. The fair value was determined by calculating the present value of estimated future operating cash flows generated by existing customer relationships less costs to realize the revenue. The Company applied a discount rate of approximately 12.8%, which reflects the nature of the assets as it relates to the estimated future operating cash flows. Other significant assumptions used to estimate the fair value of the customer contracts include projected revenue growth, customer attrition rates, sales and marketing expenses and operating margins. The fair value of trade names were estimated using the income approach. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in the accounting standard for fair value measurements.

The Company determined the fair value of the loans payable assumed in the ancotel Acquisition by estimating ancotel’s debt rating and reviewed market data with a similar debt rating and other characteristics of

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the debt, including the maturity date and security type. The book value of ancotel’s loans payable approximated their fair value as of the ancotel Acquisition Date. During the three months ended September 30, 2012, the Company prepaid and terminated these loans payable.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill is not expected to be deductible for local tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. Goodwill recorded as a result of the ancotel Acquisition is attributable to the Company’s EMEA reportable segment (see Note 16) and reporting unit (see Note 5).

For the year ended December 31, 2012, ancotel recognized revenues of $11,494,000 and had a net loss of $3,281,000, which were included in the Company’s consolidated statements of operations.

ALOG Acquisition

On April 25, 2011 (the “ALOG Acquisition Date”), the Company and RW Brasil Fundo de Investimento em Participações, a subsidiary of Riverwood Capital L.P. (“Riverwood”), completed the acquisition of approximately 90% of the outstanding capital stock of ALOG. As a result, the Company acquired an approximate 53% controlling equity interest in ALOG (the “ALOG Acquisition”). The Company paid a total of approximately 82,194,000 Brazilian reais in cash on the closing date, or approximately $51,723,000, to purchase the ALOG capital stock. An additional 36,000,000 Brazilian reais, or approximately $17,571,000, is payable in April 2013, subject to reduction for any post-closing balance sheet adjustments and any claims for indemnification (the “Contingent Consideration”). The Company’s portion of the Contingent Consideration is 19,080,000 Brazilian reais, or approximately $9,312,000. ALOG operates three data centers in Brazil and is headquartered in Rio de Janeiro. ALOG will continue to operate under the ALOG trade name. There were no historical transactions between Equinix, Riverwood and ALOG.

Beginning in April 2014 and ending in May 2016, Equinix will have the right to purchase all of Riverwood’s interest in ALOG at a price equal to the greater of (i) its then current fair market value and (ii) a net purchase price that implies a compounded internal rate of return in U.S. dollars (“IRR”) for Riverwood’s investment of 12%. If Equinix exercises its right to purchase Riverwood’s shares, Equinix also will have the right, and under certain circumstances may be required, to purchase the remaining approximate 10% of shares of ALOG that the Company and Riverwood do not own, which are held by ALOG management (collectively, the “Call Options”). If Equinix purchases all of Riverwood’s interest in ALOG at a price equal to its then current fair market value, the purchase price of the remaining approximate 10% of shares that are held by ALOG management will be equal to its then current fair market value. If Equinix purchases all of Riverwood’s interest in ALOG at a net purchase price that implies an IRR for Riverwood’s investment of 12%, the purchase price per share of the remaining approximate 10% of shares that are held by ALOG management will be equal to the greater of (i) 50% of the purchase price per share of capital stock of ALOG in the ALOG Acquisition and (ii) a purchase price per share that implies an IRR equal to the sum of the IRR implied by the fair market value of the capital stock of ALOG plus 2%, declining over time.

Also beginning in April 2014 and ending in May 2016, Riverwood will have the right to require Equinix to purchase all of Riverwood’s interests in ALOG at a price equal to the greater of (i) its then current fair market value and (ii) a net purchase price that implies an IRR for Riverwood’s investment of 8%, declining over time. If Riverwood exercises its right to require Equinix to purchase Riverwood’s shares, Equinix will have the right, and under certain circumstances may be required, to purchase the remaining approximate 10% of shares of ALOG that the Company and Riverwood do not own, which are held by ALOG management (collectively, the “Put Options”). If Equinix purchases all of Riverwood’s interest in ALOG at a price equal to its then current fair

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market value, the purchase price of the remaining approximate 10% of shares that are held by ALOG management will be equal to its then current fair market value. If Equinix purchases all of Riverwood’s interest in ALOG at a net purchase price that implies an IRR for Riverwood’s investment of 8%, declining over time, the purchase price per share of the remaining approximate 10% of shares that are held by ALOG management will be equal to the greater of (i) 50% of the purchase price per share of capital stock of ALOG in the ALOG Acquisition and (ii) a purchase price per share that implies an IRR equal to the sum of the IRR implied by the fair market value of the capital stock of ALOG plus 2%, declining over time.

As the Company has an approximate 53% controlling equity interest in ALOG, it began consolidating the results of ALOG’s operations on the ALOG Acquisition Date. Upon consolidation, all amounts pertaining to the approximate 10% of ALOG that the Company does not own, as well as Riverwood’s interest in ALOG, are reported as redeemable non-controlling interests in the Company’s consolidated financial statements. The Company included ALOG’s results of operations from April 25, 2011 and the estimated fair value of assets acquired and liabilities assumed in its consolidated balance sheets beginning April 25, 2011. The Company incurred acquisition costs of $2,307,000 for the year ended December 31, 2011 related to ALOG, which were included in the consolidated statements of operations.

Purchase Price Allocation

The ALOG Acquisition was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price was allocated to ALOG’s net tangible and intangible assets based upon their fair value as of the ALOG Acquisition Date. Based upon the purchase price and the valuation of ALOG, the purchase price allocation was as follows (in thousands):

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company determined the fair value of the loans payable assumed in the ALOG Acquisition by estimating ALOG’s debt rating and reviewed market data with a similar debt rating and other characteristics of the debt, including the maturity date and security type. The Company determined that the book value approximated the fair value as of the ALOG Acquisition Date.

The Company determined the fair value of the redeemable non-controlling interests assumed in the ALOG Acquisition based on the consideration transferred, which included the values ascribed to the Call Options and Put Options. The Company records an adjustment each reporting period to these redeemable non-controlling interests such that the carrying value of the redeemable non-controlling interests equals the greater of fair value or a minimum IRR as outlined in the Put Options.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill is attributable to the workforce of ALOG and the significant synergies expected to arise after the ALOG Acquisition. A portion of the goodwill is expected to be deductible for local tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. Goodwill recorded as a result of the ALOG Acquisition is attributable to the Company’s Americas reportable segment (see Note 16) and reporting unit (see Note 5).

For the year ended December 31, 2011, ALOG recognized revenues of $46,870,000 and had $4,605,000 of net loss, which were included in the Company’s consolidated statements of operations. The ALOG Acquisition was not material to the Company’s consolidated balance sheets and results of operations; therefore, the Company does not present unaudited pro forma combined consolidated financial information.

Switch and Data Acquisition

On April 30, 2010 (the “Switch and Data Acquisition Date”), the Company acquired 100% of the issued and outstanding share capital of Switch and Data, a publicly-held company headquartered in Tampa, Florida. Switch and Data operated 34 data centers in the U.S. and Canada. The combined company operates under the Equinix name. There were no historical transactions between Equinix and Switch and Data.

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

Additionally, as a result of the Switch and Data Acquisition, the Company incurred restructuring charges during the years ended December 31, 2011 and 2010 (see Note 17).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Consideration Transferred

Under the final terms of the Switch and Data Acquisition, each stock-electing share received 0.19409 shares of Equinix common stock, each cash-electing share received $19.06 in cash, and each non-electing share received 0.11321688 shares of Equinix common stock and $7.94189104 in cash, in each case subject to the terms of the merger agreement. Additionally, the Company assumed Switch and Data’s outstanding employee equity awards. The following table presents the fair value of consideration transferred to acquire Switch and Data at the Switch and Data Acquisition Date (dollars in thousands):

Cash (1)	$134,007
Common stock (2)	549,389
Switch and Data employee equity awards (3)	16,508

Total	$699,904

(1)	Represents payment for approximately 20% of Switch and Data’s total common stock outstanding as of the Switch and Data Acquisition Date.
(2)	Fair value of 5,458,413 shares of the Company’s common stock issued in exchange for approximately 80% of Switch and Data’s total common stock outstanding as of the Switch and Data Acquisition Date. The value of the Company’s common stock issued was determined based on the Company’s closing share price on the Switch and Data Acquisition Date, or $100.65 per share.
(3)	Represents fair value attributed to vested shares of Switch and Data employee equity awards which the Company assumed. The Company issued 476,943 options to purchase the Company’s common stock and 98,509 restricted stock units of the Company’s common stock to Switch and Data employees with an aggregate fair value of $35,395,000 in exchange for their options to purchase shares of and restricted stock units of Switch and Data, of which $16,508,000 was included as part of the consideration and the remaining $18,887,000 is expected to be amortized to stock-based compensation expense over a weighted-average period of 2.14 years.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Price Allocation

The Switch and Data Acquisition was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price was allocated to Switch and Data’s net tangible and intangible assets based upon their fair value as of the Switch and Data Acquisition Date. During the quarter ended December 31, 2010, the Company finalized its purchase accounting after adjustments were made to the preliminary purchase price to reflect the finalization of liabilities acquired, deferred taxes and fair value of property, plant and equipment acquired and residual goodwill. The adjustments to the preliminary purchase allocation, in aggregate, had an insignificant impact to the Company’s financial statements as of and for the eight months ended December 31, 2010. Based upon the purchase price and the valuation of Switch and Data, the purchase price allocation was as follows (in thousands):

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company determined the fair value of the term loan and revolving credit facility assumed in the Switch and Data Acquisition by estimating Switch and Data’s debt rating and reviewed market data with a similar debt rating and other characteristics of the debt, including the maturity date and security type. The Company determined that the book value approximated the fair value as of the Switch and Data Acquisition Date.

The Company determined the fair value of the two property capital lease liabilities assumed in the Switch and Data Acquisition by calculating the present value of future cash flows using a discount rate of approximately 8.6%, which was equal to the average yield of industrial bonds with similar remaining terms as the leases. The Company determined that the fair value of the equipment capital lease liability assumed in the Switch and Data Acquisition was equal to the fair value of the underlying assets as of the Switch and Data Acquisition Date because the lease contained a bargain purchase option and the title of the leased property is expected to be transferred to the Company at the end of the lease term.

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

For the year ended December 31, 2010, Switch and Data recognized revenues of $152,961,000 and had $1,147,000 of net loss, which were included in the Company’s consolidated statements of operations.

Unaudited Pro Forma Combined Consolidated Statements of Operations

The following unaudited pro forma combined consolidated financial information has been prepared to give effect to the Asia Tone and ancotel acquisitions by the Company using the acquisition method of accounting. The unaudited pro forma combined consolidated financial information reflect certain adjustments related to the Asia Tone and ancotel acquisitions, such as additional depreciation and amortization expense on assets acquired from Asia Tone and ancotel. These pro forma statements were prepared as if the Asia Tone and ancotel Acquisitions had been completed as of the beginning of each period presented.

The unaudited pro forma combined consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisition occurred on January 1, 2011, nor is it necessarily indicative of the future results of operations of the combined company.

The following table sets forth the unaudited pro forma consolidated combined results of operations for the years ended December 31 (in thousands):

	2012	2011
Revenues	$1,923,009	$1,623,907
Net income attributable to Equinix	141,849	88,174

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Earnings Per Share

The following table sets forth the computation of basic and diluted EPS for the years ended December 31 (in thousands, except per share amounts):

	2012	2011	2010
Net income from continuing operations	$134,696	$91,601	$36,213
Net (income) loss attributable to redeemable non-controlling interests	(3,116)	1,394	—
Adjustments attributable to redemption value of redeemable non-controlling interests	—	(11,476)	—

Net income from continuing operations attributable to Equinix, basic	131,580	81,519	36,213
Effect of assumed conversion of debt:
Interest expense, net of tax	6,789	—	—

Net income from continuing operations attributable to Equinix, diluted	$138,369	$81,519	$36,213

Weighted-average shares to compute basic EPS	48,004	46,956	43,742

Effect of dilutive securities:
Convertible debt	2,945	—	—
Equity awards	867	942	1,068

Total dilutive potential shares	3,812	942	1,068

Weighted-average shares to compute diluted EPS	51,816	47,898	44,810

EPS from continuing operations attributable to Equinix:
EPS from continuing operations, basic	$2.74	$1.74	$0.83

EPS from continuing operations, diluted	$2.67	$1.70	$0.81

The following table sets forth potential shares of common stock that are not included in the diluted EPS calculation above because to do so would be anti-dilutive for the years ended December 31 (in thousands):

	2012	2011	2010
Shares reserved for conversion of convertible 2.50% convertible subordinated notes	652	2,232	2,232
Shares reserved for conversion of convertible 3.00% convertible subordinated notes	—	2,945	2,945
Shares reserved for conversion of convertible 4.75% convertible subordinated notes	4,432	4,433	4,433
Common stock related to employee equity awards	113	452	843

	5,197	10,062	10,453

4. Discontinued Operations

In August 2012, the Company entered into an agreement to sell 16 of the Company’s IBX data centers located throughout the U.S. to an investment group including 365 Main, Crosslink Capital, Housatonic Partners and Brightwood Capital for net proceeds of $76,458,000 (the “Divestiture”). The Divestiture was closed in November 2012. Nine of the 16 data centers were in markets that the Company exited with the close of the Divestiture. Those markets include Buffalo, Cleveland, Detroit, Indianapolis, Nashville, Phoenix, Pittsburg, St. Louis and Tampa. The remaining seven data centers were in markets where the Company retains a presence.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Those markets include Chicago, Dallas, New York, Philadelphia, Seattle, Silicon Valley and the Washington D.C. metro area. Subsequent to the close of the Divestiture, the investment group runs and manages the 16 IBX Data Centers.

The Company’s consolidated statements of operations have been reclassified to reflect its discontinued operations associated with the 16 IBX Data Centers for all periods presented. The Company’s operating results from its discontinued operations, which includes the results of operations subsequent to April 30, 2010, the acquisition date of the 16 IBX Data Centers, through November 1, 2012, the closing date of the Divestiture, consisted of the following for the years ended December 31 (in thousands):

	2012	2011	2010
Revenues	$29,640	$37,058	$24,120
Cost of revenues	(23,956)	(33,790)	(22,511)
Operating expenses	(3,422)	(1,359)	(504)
Income taxes	(1,028)	(900)	(437)
Gain on sale of discontinued operations, net of tax of $13,973	11,852	—	—

Net income from discontinued operations	$13,086	$1,009	$668

5. Balance Sheet Components

Cash, Cash Equivalents and Short-Term and Long-Term Investments

Cash, cash equivalents and short-term and long-term investments consisted of the following as of December 31 (in thousands):

	2012	2011
Cash and cash equivalents:
Cash	$150,864	$74,101
Cash equivalents:
Money markets	98,340	198,931
U.S. government securities	3,009	—
Certificates of deposit	—	4,500
Commercial paper	—	1,000
Corporate bonds	—	291

Total cash and cash equivalents	252,213	278,823

Marketable securities:
U.S. government securities	126,941	573,277
U.S. government agencies securities	72,979	129,235
Certificates of deposit	48,386	24,472
Corporate bonds	37,975	64,308
Asset-backed securities	6,037	947
Commercial paper	1,993	—
Foreign government securities	—	5,283

Total marketable securities	294,311	797,522

Total cash, cash equivalents and short-term and long-term investments	$546,524	$1,076,345

As of December 31, 2012 and 2011, cash and cash equivalents included investments which were readily convertible to cash and had original maturity dates of 90 days or less. The maturities of securities classified as

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

short-term investments were one year or less as of December 31, 2012 and 2011. The maturities of securities classified as long-term investments were greater than one year and less than three years as of December 31, 2012 and 2011.

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of (in thousands):

	December 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$166,445	$166,492	$635,697	$635,721
Due after one year through three years	127,795	127,819	161,714	161,801

Total	$294,240	$294,311	$797,411	$797,522

In January 2010 and July 2010, the Company received additional distributions totaling $3,626,000 from its investment in a money market fund, the Reserve Primary Fund (the “Reserve”), which was written off to other-than-temporary impairment losses during the years ended December 31, 2008 and 2009. As a result, during the year ended December 31, 2010, the Company recorded other-than-temporary impairment recovery on investments, which is included in the Company’s accompanying consolidated statement of operations.

As of December 31, 2012, the Company’s net unrealized gains (losses) on its available-for-sale securities were comprised of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$126,938	$40	$(37)	$126,941
U.S. government agencies securities	72,948	68	(37)	72,979
Certificates of deposit	48,373	18	(5)	48,386
Corporate bonds	37,954	29	(8)	37,975
Asset-backed securities	6,036	2	(1)	6,037
Commercial paper	1,991	2	—	1,993

Total	$294,240	$159	$(88)	$294,311

None of the securities held at December 31, 2012 were other-than-temporarily impaired.

While certain marketable securities carry unrealized losses, the Company expects that it will receive both principal and interest according to the stated terms of each of the securities and that the increase or decline in market value is primarily due to changes in the interest rate environment from the time the securities were purchased as compared to interest rates at December 31, 2012.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value and gross unrealized losses related to 51 available-for-sale securities, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2012 (in thousands):

	Securities in a loss position for less than 12 months
	Fair value	Gross unrealized losses
U.S. government securities	$37,104	$(37)
Corporate bonds	16,733	(8)
U.S. government agencies securities	13,308	(37)
Certificates of deposit	7,001	(5)
Asset-backed securities	4,139	(1)

	$78,285	$(88)

As of December 31, 2012, the Company did not have any securities in a loss position for more than 12 months.

While the Company does not believe it holds investments that are other-than-temporarily impaired and believes that the Company’s investments will mature at par as of December 31, 2012, the Company’s investments are subject to a low interest rate environment. If market conditions were to deteriorate, the Company could sustain other-than-temporary impairments to its investment portfolio which could result in additional realized losses being recorded in interest income, net or securities markets could become inactive which could affect the liquidity of the Company’s investments.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value and gross unrealized losses related to 71 available-for-sale securities, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2011 (in thousands):

	Securities in a loss position for less than 12 months
	Fair value	Gross unrealized losses
U.S. government securities	$51,325	$(46)
U.S. government agencies securities	29,329	(28)
Corporate bonds	26,191	(108)
Certificates of deposit	11,007	(2)
Foreign government securities	5,283	(11)

	$123,135	$(195)

The Company did not have any securities in a loss position for 12 months or more as of December 31, 2011.

Accounts Receivable

Accounts receivable, net, consisted of the following as of December 31 (in thousands):

	2012	2011
Accounts receivable	$290,326	$250,211
Unearned revenue	(122,770)	(106,519)
Allowance for doubtful accounts	(3,716)	(4,635)

	$163,840	$139,057

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

The following table summarizes the activity of the Company’s allowance for doubtful accounts (in thousands):

Balance as of December 31, 2009	$1,720
Provision for allowance for doubtful accounts	2,056
Recoveries (write-offs)	28
Impact of foreign currency exchange	4

Balance as of December 31, 2010	3,808
Provision for allowance for doubtful accounts	4,987
Recoveries (write-offs)	(4,129)
Impact of foreign currency exchange	(31)

Balance as of December 31, 2011	4,635
Provision for allowance for doubtful accounts	4,186
Recoveries (write-offs)	(5,127)
Impact of foreign currency exchange	22

Balance as of December 31, 2012	$3,716

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Current Assets

Other current assets consisted of the following as of December 31 (in thousands):

	2012	2011
Prepaid expenses	$21,349	$19,441
Restricted cash, current	9,380	88,279
Taxes receivable	8,829	24,313
Deferred tax assets, net	8,107	42,743
Other receivables	3,428	2,999
Derivative instruments	3,205	—
Other current assets	2,908	4,381

	$57,206	$182,156

Restricted cash, current has decreased as a result of the Paris 4 IBX Financing (see Note 9).

Property, Plant and Equipment

Property, plant and equipment consisted of the following as of December 31 (in thousands):

	2012	2011
IBX plant and machinery	$2,304,360	$1,833,834
Leasehold improvements	1,078,834	958,391
Buildings	754,139	509,359
IBX equipment	410,456	368,530
Site improvements	352,367	305,169
Computer equipment and software	150,382	138,147
Land	98,007	91,314
Furniture and fixtures	21,982	18,144
Construction in progress	379,750	330,780

	5,550,277	4,553,668
Less accumulated depreciation	(1,631,278)	(1,327,756)

	$3,918,999	$3,225,912

Leasehold improvements, IBX plant and machinery, computer equipment and software and buildings recorded under capital leases aggregated $141,923,000 and $132,245,000 at December 31, 2012 and 2011, respectively.

Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $42,272,000 and $33,790,000 as of December 31, 2012 and 2011, respectively.

During the year ended December 31, 2012, the Company recorded impairment charges totaling $7,029,000 related to its property, plant and equipment (see Note 1, “Impairment of Long-Lived Assets”).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangibles

Goodwill and other intangible assets, net, consisted of the following as of December 31 (in thousands):

	2012	2011
Goodwill:
Americas	$482,765	$499,455
EMEA	423,529	347,018
Asia-Pacific	136,270	20,022

	$1,042,564	$866,495

Intangible assets:
Intangible asset—customer contracts	$222,571	$171,230
Intangible asset—favorable leases	37,182	18,315
Intangible asset—others	9,889	5,245

	269,642	194,790
Accumulated amortization	(68,080)	(46,155)

	$201,562	$148,635

Changes in the carrying amount of goodwill by geographic regions are as follows (in thousands):

	Americas	EMEA	Asia- Pacific	Total
Balance at December 31, 2010	$408,730	$345,486	$20,149	$774,365
ALOG acquisition (see Note 2)	106,572	—	—	106,572
Impact of foreign currency exchange	(15,847)	1,532	(127)	(14,442)

Balance at December 31, 2011	499,455	347,018	20,022	866,495
Asia Tone acquisition (see Note 2)	—	—	115,223	115,223
ancotel acquisition (see Note 2)	—	55,689	—	55,689
Dubai IBX Data Center Acquisition (see Note 2)	—	3,273	—	3,273
Written-off in sale of discontinued operations	(8,320)	—	—	(8,320)
Impact of foreign currency exchange	(8,370)	17,549	1,025	10,204

Balance at December 31, 2012	$482,765	$423,529	$136,270	$1,042,564

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the gross book value of intangible assets by geographic regions are as follows (in thousands):

	Americas	EMEA	Asia- Pacific	Total
Intangible assets, gross at December 31, 2010	$118,439	$59,950	$—	$178,389
Switch and Data acquisition (see Note 2)	19,295	—	—	19,295
Impact of foreign currency exchange	(3,060)	166	—	(2,894)

Intangible assets, gross at December 31, 2011	134,674	60,116	—	194,790
Asia Tone acquisition (see Note 2)	—	—	29,155	29,155
ancotel acquisition (see Note 2)	—	42,781	—	42,781
Dubai IBX Data Center Acquisition (see Note 2)	—	9,400	—	9,400
Written-off in sale of discontinued operations	(5,913)	—	—	(5,913)
Impairment charge	(2,832)	—	—	(2,832)
Impact of foreign currency exchange	(2,319)	4,406	174	2,261

Intangible assets, gross at December 31, 2012	$123,610	$116,703	$29,329	$269,642

The Company’s goodwill and intangible assets in EMEA, denominated in the United Arab Emirates dirham, British pounds and Euros, goodwill and intangible assets in Asia-Pacific, denominated in Singapore dollars, Hong Kong dollars and Chinese yuan and certain goodwill and intangibles in Americas, denominated in Canadian dollars and Brazilian reais, are subject to foreign currency fluctuations. The Company’s foreign currency translation gains and losses, including goodwill and intangibles, are a component of other comprehensive income and loss.

For the years ended December 31, 2012, 2011 and 2010, the Company recorded amortization expense of $23,641,000, $18,998,000 and $13,714,000, respectively, associated with its intangible assets. Estimated future amortization expense related to these intangibles is as follows (in thousands):

Year ending:
2013	$27,658
2014	27,318
2015	26,832
2016	26,330
2017	24,736
Thereafter	68,688

Total	$201,562

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Assets

Other assets consisted of the following as of December 31 (in thousands):

	2012	2011
Deferred tax assets, net	$85,232	$16,980
Debt issuance costs, net	36,704	41,320
Prepaid expenses, non-current	34,478	59,075
Deposits	27,069	24,304
Restricted cash, non-current	8,131	4,382
Other assets, non-current	10,655	663

	$202,269	$146,724

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of December 31 (in thousands):

	2012	2011
Accrued compensation and benefits	$85,619	$66,330
Accrued interest	48,436	50,916
Accrued taxes	47,477	43,539
Accounts payable	27,659	23,268
Accrued utilities and security	24,974	21,456
Accrued professional fees	6,699	4,783
Accrued repairs and maintenance	2,938	3,458
Accrued other	25,051	15,293

	$268,853	$229,043

Other Current Liabilities

Other current liabilities consisted of the following as of December 31 (in thousands):

	2012	2011
Deferred tax liabilities, net	$69,689	$394
Deferred installation revenue	38,187	35,700
Customer deposits	12,927	13,669
Deferred recurring revenue	8,910	2,918
Deferred rent	5,410	1,582
Accrued restructuring charges	2,379	2,565
Asset retirement obligations	—	344
Derivative instruments	207	—
Other current liabilities	1,852	518

	$139,561	$57,690

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Liabilities

Other liabilities consisted of the following as of December 31 (in thousands):

	2012	2011
Asset retirement obligations, non-current	$63,150	$56,243
Deferred tax liabilities, net	62,292	117,995
Deferred rent, non-current	41,951	48,372
Deferred installation revenue, non-current	26,086	24,281
Accrued taxes, non-current	19,373	22,226
Customer deposits, non-current	6,185	4,209
Deferred recurring revenue, non-current	5,381	5,472
Accrued restructuring charges, non-current	3,300	5,255
Other liabilities	3,125	2,371

	$230,843	$286,424

The following table summarizes the activity of the Company’s asset retirement obligation liability (in thousands):

Asset retirement obligations as of December 31, 2009	$17,710
Additions (1)	27,046
Adjustments	(1,010)
Accretion expense	2,825
Impact of foreign currency exchange	196

Asset retirement obligations as of December 31, 2010	46,767
Additions	5,804
Accretion expense	4,343
Impact of foreign currency exchange	(327)

Asset retirement obligations as of December 31, 2011	56,587
Additions (2)	14,879
Adjustments	252
Accretion expense	2,980
Written-off in sale of discontinued operations	(12,314)
Impact of foreign currency exchange	766

Asset retirement obligations as of December 31, 2012	$63,150

(1)	Includes $20,262 assumed in connection with the Switch and Data Acquisition.
(2)	Includes $5,795 assumed in connection with the ancotel and Asia Tone acquisitions.

6. Derivative and Hedging Instruments

The Company has employed interest rate swaps in the past to partially offset its exposure to variability in interest payments due to fluctuations in interest rates for certain of its variable-rate debt in the past; however, as of December 31, 2012 and 2011, the Company had no outstanding interest rate swaps. The Company employs foreign currency forward contracts to partially offset its business exposure to foreign exchange risk for certain existing foreign currency-denominated assets and liabilities.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Derivatives—Not Designated as Hedges

Embedded Derivative Instruments. The Company is deemed to have foreign currency embedded derivatives in certain of the Company’s customer agreements that are priced in currencies different from the functional currencies of the parties involved. These instruments are separated from their host contracts and held on the Company’s balance sheet at their fair value. The majority of these embedded derivatives arise as a result of U.S. dollar pricing by the Company’s foreign subsidiaries.

The Company has not designated these foreign currency embedded derivatives as hedging instruments under the accounting standard for derivatives and hedging. Gains and losses on these contracts are included within revenues in the Company’s consolidated statements of operations and gains (losses) from these foreign currency embedded derivatives were not significant during the years ended December 31, 2012, 2011 and 2010.

Foreign Currency Forward Contracts. The Company uses foreign currency forward contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of the foreign currency-denominated assets and liabilities change. Foreign currency forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date.

The Company has not designated the foreign currency forward contracts as hedging instruments under the accounting standard for derivatives and hedging. Gains and losses on these contracts are included in other income (expense), net, along with those foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward contracts. The Company entered into various foreign currency forward contracts during the years ended December 31, 2012, 2011 and 2010 and gains (losses) from these foreign currency forward contracts were not significant during these periods.

7. Fair Value Measurements

The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2012 were as follows (in thousands):

	Fair Value at December 31, 2012	Fair value measurement using
		Level 1	Level 2
Assets:
Cash	$150,864	$150,864	$—
U.S. government securities	129,950	—	129,950
Money market and deposit accounts	98,340	98,340	—
U.S. government agency securities	72,979	—	72,979
Certificates of deposit	48,386	—	48,386
Corporate bonds	37,975	—	37,975
Asset-backed securities	6,037	—	6,037
Commercial paper	1,993	—	1,993
Derivative instruments (1)	3,205	—	3,205

	$549,729	$249,204	$300,525

Liabilities:
Derivative instruments (1)	$207	$—	$207

(1)	Includes both foreign currency embedded derivatives and foreign currency forward contracts. Amounts are included within other current assets and other current liabilities in the Company’s accompanying consolidated balance sheet.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2011 were as follows (in thousands):

	Fair Value at December 31, 2011	Fair value measurement using
		Level 1	Level 2
Assets:
U.S. government securities	$573,277	$—	$573,277
Money market and deposit accounts	198,931	198,931	—
U.S. government agency securities	129,235	—	129,235
Cash	74,101	74,101	—
Corporate bonds	64,599	—	64,599
Certificates of deposit	28,972	—	28,972
Foreign government securities	5,283	—	5,283
Commercial paper	1,000	—	1,000
Asset-backed securities	947	—	947
Derivative instruments (1)	13	—	13

	$1,076,358	$273,032	$803,326

(1)	Amounts, which are comprised of foreign currency forward contracts, are included within other current assets in the Company’s accompanying consolidated balance sheet.

The Company did not have any Level 3 financial assets or financial liabilities during the years ended December 31, 2012 and 2011.

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

Cash, Cash Equivalents and Investments. The fair value of the Company’s investments in money market funds approximates their face value. Such instruments are included in cash equivalents. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. The fair value of the Company’s other investments approximate their face value. These investments include certificates of deposit and available-for-sale debt investments related to the Company’s investments in the securities of other public companies, governmental units and other agencies. The fair value of these investments is priced based on the quoted market price for similar instruments or nonbinding market prices that are corroborated by observable market data. Such instruments are classified within Level 2 of the fair value hierarchy. The Company determines the fair values of its Level 2 investments by using inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, custody bank, third-party pricing vendors, or other sources. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. The Company is responsible for its consolidated financial statements and underlying estimates.

The Company determined that the major security types held as of December 31, 2012 were primarily cash and money market funds, U.S. government and agency securities, corporate bonds, certificate of deposits,

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commercial paper and asset-backed securities. The Company uses the specific identification method in computing realized gains or losses. Short-term and long-term investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income or loss, net of any related tax effect. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades over an extended period of time.

Derivative Assets and Liabilities. For foreign currency derivatives, including foreign currency embedded derivatives, the Company uses forward contract and option valuation models employing market observable inputs, such as spot currency rates, time value and option volatilities with adjustments made to these values utilizing published credit default swap rates of its foreign exchange trading counterparties. The Company has determined that the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, therefore the derivatives are categorized as Level 2.

During the years ended December 31, 2012 and 2011, the Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis.

8. Leases

Capital Lease and Other Financing Obligations

Capital lease and other financing obligations consisted of the following as of December 31 (in thousands):

	2012	2011
Dallas IBX financing	$105,008	$—
Paris 3 IBX capital lease	56,045	56,052
Singapore 1 IBX financing	44,397	43,020
U.S. headquarters capital leases	39,095	30,757
Hong Kong 2 IBX financing	39,131	39,339
Los Angeles IBX financing	35,640	36,344
Seattle 3 IBX financing	30,928	8,097
Washington, D.C. metro area IBX capital lease	24,477	26,625
New Jersey capital lease	22,485	23,357
New York 5 IBX lease	20,865	20,542
London IBX financing	17,561	16,424
DC 10 IBX financing	17,429	16,420
Sunnyvale capital lease	14,063	14,718
Zurich IBX financing	12,190	12,210
Sydney 3 IBX financing	11,729	11,468
San Jose IBX equipment & fiber financing	11,711	12,509
Other capital lease and financing obligations	58,305	33,929

	$561,059	$401,811

Dallas IBX Financing

In December 2012, the Company began construction to physically connect the spaces included in multiple individual leases within the same property in Dallas to meet the Company’s needs. Pursuant to the accounting standard for lessee’s involvement in asset construction, the Company is considered the owner of the assets during the construction phase due to the building work that the Company is undertaking. As a result, the Company

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded a building asset totaling approximately $98,825,000 and a corresponding financing obligation liability totaling approximately $105,008,000 as of December 31, 2012 (the “Dallas IBX Financing”). Monthly payments under the Dallas IBX Financing will be made through December 2029 at a weighted-average effective interest rate of 7.91% per annum.

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

Singapore 1 IBX Financing

In March 2011, the Company entered into a lease amendment to add space to its existing IBX data center in Singapore (the “Singapore IBX Expansion Project” and the “Singapore 1 IBX Lease”). The Company exercised an option to convert part of the space within the Singapore IBX Expansion Project to meet the Company’s needs. The Singapore 1 IBX Lease commenced in April 2011 and has a remaining term of 6.1 years. The Company began construction in July 2011. Pursuant to the accounting standard for lessee’s involvement in asset construction, the Company is considered the owner of the building during the construction phase due to the building work that the Company is undertaking. As a result, the Company recorded a building asset during the construction period and a related financing liability (the “Singapore 1 IBX Financing”). Monthly payments under the Singapore 1 IBX Financing commenced in July 2011 and will be made through April 2017 at an effective interest rate of 3.98% per annum.

In July 2012, the Company acquired a lease for data center space in the same building as the Company’s Singapore 1 IBX in connection with the Asia Tone Acquisition. The leased space that was included in the Asia Tone Acquisition became a part of the Company’s Singapore 1 IBX and the Company entered a lease amendment to extend the lease term of that space to be coterminous with the Company’s Singapore 1 IBX Lease. As a result, the Company increased its building asset and relating financing liability balance for the additional lease spaced during the year ended December 31, 2012.

Hong Kong 2 IBX Financing

In August 2010, the Company entered into a lease agreement for rental of space which became its second IBX data center in Hong Kong. Additionally, in December 2010, the Company entered into a license agreement with the same Landlord to obtain the right to make structural changes to the leased space (the “Hong Kong 2 IBX Financing”). The Hong Kong 2 IBX Financing has a term of 12 years. Pursuant to the accounting standard for lessee’s involvement in asset construction, the Company was considered the owner of the leased space during the construction phase due to the structural work that the Company undertook, which commenced in January 2011. Monthly payments under the Hong Kong 2 IBX Financing commenced in March 2012 and will be made through October 2022 at an effective interest rate of 6.92% per annum.

Los Angeles IBX Financing

In December 2005, the Company recorded the Los Angeles IBX Financing. Monthly payments under the Los Angeles IBX Financing commenced in January 2006 and will be made through December 2025 at an effective interest rate of 7.75% per annum.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Seattle 3 IBX Financing

In October 2011, the Company entered into a lease for a building that the Company and the landlord is in the process of developing to meet the Company’s needs and which the Company is in the process of converting into its third IBX data center in the Seattle area (the “SE3 IBX Expansion Project” and the “SE3 Lease”). The SE3 Lease has a term of 15 years commencing from the date the landlord delivers the completed building to the Company, which occurred in early 2013. Monthly payments under the SE3 Lease will commence two months after the date the landlord delivers the completed building to the Company and will be made through the end of the lease term at an effective interest rate of 17.94%. The SE3 Lease has a total cumulative rent obligation of approximately $110,420,000. The landlord began construction of the building to the Company’s specifications in November 2011. Pursuant to the accounting standard for lessee’s involvement in asset construction, the Company is considered the owner of the building during the construction phase due to the building work that the landlord and the Company are undertaking. As a result, the Company recorded a building asset during the construction period and a related financing liability (the “SE3 IBX Building Financing”), while the underlying land was considered an operating lease.

Washington, D.C. Metro Area IBX Capital Lease

In November 2004, the Company recorded the Washington, D.C. Metro Area IBX Capital Lease. Monthly payments under the Washington, D.C. Metro Area IBX Capital Lease commenced in November 2004 and will be made through October 2019 at an effective interest rate of 8.50% per annum.

U.S. Headquarters Capital Leases

In May 2010, the Company entered into a lease for a building for the Company’s new headquarters, which is located at One Lagoon Drive, Redwood City, California (the “U.S. Headquarters Capital Lease”). The Company took possession of this property in July 2010. In 2011 and 2012, the Company amended the U.S. Headquarters Capital Lease to add additional office spaces (the “U.S. Headquarters Capital Leases”). Monthly payments under the U.S. Headquarters Capital Leases will be made through September 2030 at a weighted-average effective interest rate of 7.46%.

New Jersey Capital Lease

In April 2010, the Company assumed a New Jersey capital lease in connection with the Switch and Data Acquisition related to a property in North Bergen, New Jersey (the “New Jersey Capital Lease”). The New Jersey Capital Lease is payable monthly and will be made through July 2023 at an effective interest rate of 8.60% per annum.

DC 10 IBX Financing

In December 2010, the Company entered into a lease for a building that the Company and the landlord is jointly developing to meet the Company’s needs and which the Company converted into its 10th IBX data center in the Washington, D.C. metro area (the “DC 10 IBX Expansion Project” and the “DC 10 Lease”). Monthly payments under the DC 10 Lease commenced in June 2012 and will be made through November 2023 at an effective interest rate of 10.96%. Pursuant to the accounting standard for lessee’s involvement in asset construction, the Company was considered the owner of the building during the construction phase due to the building work that the landlord and the Company undertook. As a result, the Company recorded a building asset during the construction period and a related financing liability (the “DC 10 IBX Financing”), while the underlying land is considered an operating lease.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

London IBX Financing

In October 2008, the Company recorded the London IBX Financing. Monthly payments under the London IBX Financing commenced in January 2011 and will be made through January 2030 at an effective interest rate of 11.96% per annum.

Sunnyvale Capital Lease

In April 2010, the Company assumed a Sunnyvale capital lease in connection with the Switch and Data Acquisition related to a property in Sunnyvale, California (the “Sunnyvale Capital Lease”). The Sunnyvale Capital Lease is payable monthly and will be made through July 2022 at an effective interest rate of 8.60% per annum.

San Jose IBX Equipment & Fiber Financing

In February 2005, the Company recorded the San Jose IBX Equipment & Fiber Financing. Monthly payments under the San Jose IBX Equipment & Fiber Financing commenced in February 2005 and will be made through May 2020 at an effective interest rate of 8.50% per annum.

Zurich 4 IBX Financing

In June 2009, the Company entered into a lease for building space within a multi-floor, multi-tenant building that the Company has converted into its fourth IBX data center in Zurich, Switzerland (the “Zurich 4 IBX Financing”). The Zurich 4 IBX Financing has a fixed term of 10 years, with options to extend for up to an additional 10 years, in five-year increments. Monthly payments under the Zurich 4 IBX Financing commenced in July 2009 and will be made through April 2019 at an effective interest rate of 4.49%.

New York 5 IBX Lease

In May 2011, the Company entered into a lease amendment for two buildings that the Company developed into its eighth IBX data center in the New York metro area (the “NY 5 IBX Expansion Project” and the “NY 5 Lease Amendment”). Under the NY 5 Lease Amendment, the Company exercised its first five year renewal option available in the original lease agreement, which was entered into in April 2010. The NY 5 Lease Amendment commenced in May 2011 and has a remaining term of 16.7 years. Monthly payments under the NY 5 Lease Amendment will be made through December 2027 at an effective interest rate of 13.38%. The Company began the specified construction for one of the two buildings in June 2011. Pursuant to the accounting standard for lessee’s involvement in asset construction, the Company was considered the owner of the building during the construction phase due to the structural building work that the Company undertook. As a result, the Company recorded a building asset during the construction period and a related financing liability (the “NY 5 IBX Financing”), while the underlying land is considered an operating lease. The other building is being accounted for as a capital lease.

Sydney 3 IBX Financing

In June 2010, the Company entered into a lease for a building that the Company and the landlord jointly developed to meet the Company’s needs and which the Company converted into its third IBX data center in Sydney, Australia (the “Sydney 3 IBX Expansion Project” and the “Sydney 3 Lease”). The Sydney 3 Lease commenced in September 2010 and has a term of 15 years. Monthly payments under the Sydney 3 Lease commenced in March 2012 and will be made through January 2030 at an effective interest rate of 2.80%.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the accounting standard for lessee’s involvement in asset construction and for leasing transactions involving special-purpose entities, the Company was considered the owner of the building during the construction phase due to the structural building work that the landlord undertook on the Company’s behalf.

Other Capital Lease and Financing Obligations

The Company has numerous other capital lease and financing obligations with maturity dates ranging from 2015 to 2030 with a weighted-average effective interest rate of 10.26%.

Maturities of Capital Lease and Other Financing Obligations

The Company’s capital lease and other financing obligations are summarized as follows as of December 31, 2012 (dollars in thousands):

	Capital lease obligations	Other financing obligations	Total
2013	$21,207	$34,305	$55,512
2014	21,750	39,135	60,885
2015	21,766	42,156	63,922
2016	20,338	43,537	63,875
2017	20,522	42,394	62,916
Thereafter	124,561	349,193	473,754

Total minimum lease payments	230,144	550,720	780,864
Plus amount representing residual property value	—	294,352	294,352
Less estimated building costs	(702)	—	(702)
Less amount representing interest	(82,871)	(430,584)	(513,455)

Present value of net minimum lease payments	146,571	414,488	561,059
Less current portion	(10,332)	(4,874)	(15,206)

	$136,239	$409,614	$545,853

Operating Leases

The Company currently leases the majority of its IBX data centers and certain equipment under noncancelable operating lease agreements. The majority of the Company’s operating leases for its land and IBX data centers expire at various dates through 2035 with renewal options available to the Company. The lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated some rent expense abatement periods for certain leases to better match the phased build out of its IBX data centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent (see Note 5, “Other Current Liabilities” and “Other Liabilities”).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Minimum future operating lease payments, excluding operating leases covered under restructuring charges (see Note 17), as of December 31, 2012 are summarized as follows (in thousands):

Year ending:
2013	$114,736
2014	110,400
2015	92,199
2016	81,048
2017	117,965
Thereafter	409,979

Total	$926,327

Total rent expense was approximately $113,338,000, $111,787,000 and $98,771,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

In November 2012, the Company entered into a contingent lease for land and a building that the Company and the landlord would jointly develop to meet its needs and which it would ultimately convert into an IBX data center in the Toronto, Canada metro area (the “Toronto Lease”). The Toronto Lease was contingent on the landlord’s ability to obtain construction financing, which occurred in February 2013. The Toronto Lease has a fixed term of 15 years, with options to renew, and a total cumulative minimum rent obligation of approximately $141,700,000, exclusive of renewal periods.

9. Debt Facilities

Loans Payable

The Company’s non-convertible debt consisted of the following as of December 31 (in thousands):

	2012	2011
U.S. term loan	$180,000	$—
ALOG financing	48,807	—
Paris 4 IBX financing	8,071	52,104
Asia-Pacific financing	—	193,843
ALOG loans payable	—	10,288
Other loans payable	4,084	—

	240,962	256,235
Less current portion	(52,160)	(87,440)

	$188,802	$168,795

U.S. Financing

In June 2012, the Company entered into a credit agreement with a group of lenders for a $750,000,000 credit facility (the “U.S. Financing”), comprised of a $200,000,000 term loan facility (the “U.S. Term Loan”) and a $550,000,000 multicurrency revolving credit facility (the “U.S. Revolving Credit Line”). The U.S. Financing contains several financial covenants with which the Company must comply on a quarterly basis, including a maximum senior leverage ratio covenant, a minimum fixed charge coverage ratio covenant and a minimum tangible net worth covenant. The U.S. Financing is guaranteed by certain of the Company’s domestic subsidiaries

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and is secured by the Company’s and guarantors’ accounts receivable as well as pledges of the equity interests of certain of the Company’s direct and indirect subsidiaries. The U.S. Term Loan and U.S. Revolving Credit Line both have a five-year term, subject to the satisfaction of certain conditions with respect to the Company’s outstanding convertible subordinated notes. The Company is required to repay the principal balance of the U.S. Term Loan in equal quarterly installments over the term. The U.S. Term Loan bears interest at a rate based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate and (c) one-month LIBOR plus 1.00%) plus, in either case, a margin that varies as a function of the Company’s senior leverage ratio in the range of 1.25%-2.00% per annum if the Company elects to use the LIBOR index and in the range of 0.25%-1.00% per annum if the Company elects to use the Base Rate index. In July 2012, the Company fully utilized the U.S. Term Loan and used the funds to prepay the outstanding balance of and terminate the Asia-Pacific Financing (see below). As of December 31, 2012, the effective interest rate under the U.S. Term Loan was 2.36% per annum.

The U.S. Revolving Credit Line allows the Company to borrow, repay and reborrow over the term. The U.S. Revolving Credit Line provides a sublimit for the issuance of letters of credit of up to $150,000,000 at any one time. The Company may use the U.S. Revolving Credit Line for working capital, capital expenditures, issuance of letters of credit, and other general corporate purposes. Borrowings under the U.S. Revolving Credit Line bear interest at a rate based on LIBOR or, at the option of the Company, the Base Rate (defined above) plus, in either case, a margin that varies as a function of the Company’s senior leverage ratio in the range of 0.95%-1.60% per annum if the Company elects to use the LIBOR index and in the range of 0.00%-0.60% per annum if the Company elects to use the Base Rate index. The Company is required to pay a quarterly letter of credit fee on the face amount of each letter of credit, which fee is based on the same margin that applies from time to time to LIBOR-indexed borrowings under the U.S. Revolving Credit Line. The Company is also required to pay a quarterly facility fee ranging from 0.30%-0.40% per annum of the U.S. Revolving Credit Line (regardless of the amount utilized), which fee also varies as a function of the Company’s senior leverage ratio. In June 2012, the outstanding letters of credit issued under the Senior Revolving Credit Line (see below “Senior Revolving Credit Line”) were assumed under the U.S. Revolving Credit Line and the Senior Revolving Credit Line was terminated. As of December 31, 2012, the Company had 14 irrevocable letters of credit totaling $21,829,000 issued and outstanding under the U.S. Revolving Credit Line. As a result, the amount available to the Company to borrow under the U.S. Revolving Credit Line was $528,171,000 as of December 31, 2012. As of December 31, 2012, the Company was in compliance with all covenants of the U.S. Financing.

Debt issuance costs related to the U.S. Financing, net of amortization, were $8,039,000 as of December 31, 2012.

ALOG Financing

In June 2012, ALOG completed a 100,000,000 Brazilian real credit facility agreement, or approximately $48,807,000 (the “ALOG Financing”). The ALOG Financing has a five-year term with semi-annual principal payments beginning in the third year of its term and quarterly interest payments during the entire term. The ALOG Financing bears an interest rate of 2.75% above the local borrowing rate. The ALOG Financing contains financial covenants, which ALOG must comply with annually, consisting of a leverage ratio and a fixed charge coverage ratio. As of December 31, 2012, the Company was in compliance with all financial covenants under the ALOG Financing. The ALOG Financing is not guaranteed by ALOG or the Company. The ALOG Financing is not secured by ALOG’s or the Company’s assets. The ALOG Financing has a final maturity date of June 2017. During the three months ended September 30, 2012, ALOG fully utilized the ALOG Financing and used a portion of the funds to prepay and terminate ALOG loans payable outstanding. As of December 31, 2012, the effective interest rate under the ALOG Financing was 10.21% per annum.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asia-Pacific Financing

In May 2010, five wholly-owned subsidiaries of the Company, located in Australia, Hong Kong, Japan and Singapore, completed a multi-currency credit facility agreement for approximately $223,636,000 (the “Asia-Pacific Financing”), comprising 79,153,000 Australian dollars, 370,433,000 Hong Kong dollars, 99,434,000 Singapore dollars and 1,513,400,000 Japanese yen. The Asia-Pacific Financing had a five-year term with semi-annual principal payments and quarterly debt service and consisted of two tranches: (i) Tranche A totaling approximately $90,810,000 was available for immediate drawing upon satisfaction of certain conditions precedent and (ii) Tranche B totaling approximately $132,826,000 was available for drawing in Australian, Hong Kong and Singapore dollars only for up to 24 months following the effective date of the Asia-Pacific Financing. The Asia Pacific Financing bore an interest rate of 3.50% above the local borrowing rates for the first 12 months and interest rates between 2.50%-3.50% above the local borrowing rates thereafter, depending on the leverage ratio within these five subsidiaries of the Company. The Asia-Pacific Financing contained four financial covenants, which the Company and its five subsidiaries had to comply with quarterly, consisting of two leverage ratios, an interest coverage ratio and a debt service ratio. The Asia-Pacific Financing was guaranteed by the parent, Equinix, Inc., and was secured by most of the Company’s five subsidiaries’ assets and share pledges. As of December 31, 2011, the Company’s five subsidiaries had fully utilized Tranche A and Tranche B under the Asia-Pacific Financing. The loans payable under the Asia-Pacific Financing had a final maturity date of March 2015. In July 2012, the Company fully repaid and terminated the Asia-Pacific Financing. As a result, the Company wrote off outstanding unamortized debt issuance costs associated with the Asia-Pacific Financing and recorded a loss on debt extinguishment (see below “Loss on Debt Extinguishment and Interest Rate Swaps, Net”).

Senior Revolving Credit Line

In September 2011, the Company entered into a $150,000,000 senior unsecured revolving credit facility (the “Senior Revolving Credit Line”) with a group of lenders (the “Lenders”). The Company was able to use the Senior Revolving Credit Line for working capital, capital expenditures, issuance of letters of credit, general corporate purposes and to refinance a portion of the Company’s existing debt obligations. The Senior Revolving Credit Line had a five-year term and allowed the Company to borrow, repay and re-borrow over the term. The Senior Revolving Credit Line provided a sublimit for the issuance of letters of credit of up to $100,000,000 and a sublimit for swing line borrowings of up to $25,000,000. Borrowings under the Senior Revolving Credit Line carried an interest rate of US$ LIBOR plus an applicable margin ranging from 1.25%—1.75% per annum, which varied as a function of the Company’s senior leverage ratio. The Company was also subject to a quarterly non-utilization fee ranging from 0.30%—0.40% per annum, the pricing of which would also vary as a function of the Company’s senior leverage ratio. Additionally, the Company was able to increase the size of the Senior Revolving Credit Line at its election by up to $100,000,000, subject to approval by the Lenders and based on current market conditions. The Senior Revolving Credit Line contained several financial covenants, which the Company had to comply with quarterly, including a leverage ratio, fixed charge coverage ratio and a minimum net worth covenant. In June 2012, the Senior Revolving Credit Line was replaced by the U.S. Revolving Credit Line under the U.S. Financing (see above). As a result, issued and outstanding letters of credit were all transferred into the U.S. Revolving Credit Line and the Senior Revolving Credit Line was terminated.

Paris 4 IBX Financing

In March 2011, the Company entered into two agreements with two unrelated parties to purchase and develop a building that became the Company’s fourth IBX data center in the Paris metro area, which opened for business in August 2012. The first agreement, as amended, allowed the Company the right to purchase the property for a total fee of approximately $19,782,000, payable to a company that held exclusive rights (including

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

power rights) to the property and was already in the process of developing the property into a data center and has, instead, become the anchor tenant in the Paris 4 IBX data center once it opened for business, which occurred in August 2012. The second agreement was entered into with the developer of the property and allowed the Company to take immediate title to the building and associated land and also required the developer to construct the data center to the Company’s specifications and deliver the completed data center to the Company in July 2012 for a total fee of approximately $101,485,000. Both agreements included extended payment terms. The Company made payments under both agreements totaling approximately $78,259,000 and $35,851,000 during the years ended December 31, 2012 and 2011, respectively, and the remaining payments due are payable on various dates through June 2013 (the “Paris 4 IBX Financing”). Of the amounts paid or payable under the Paris 4 IBX Financing, a total of approximately $14,771,000 was allocated to land and building assets, $3,374,000 was allocated to a deferred charge, which is being netted against revenue associated with the anchor tenant of the Paris 4 IBX data center over the term of the customer contract, and the remainder totaling $103,122,000 was or will be allocated to construction costs inclusive of interest charges. The Company has imputed an interest rate of 7.86% per annum on the Paris 4 IBX Financing as of December 31, 2012. The Paris 4 IBX Financing also required the Company to post approximately $89,496,000 of cash into a restricted cash account to ensure liquidity for the developer during the construction period. Payments due to the developer of the property during the year ended December 31, 2012 were paid from the restricted cash account. As a result, the Company’s current restricted cash balances have decreased (refer to “Other Current Assets” in Note 4).

Convertible Debt

The Company’s convertible debt consisted of the following as of December 31 (in thousands):

	2012	2011
2.50% Convertible Subordinated Notes	$—	$250,000
3.00% Convertible Subordinated Notes	395,986	395,986
4.75% Convertible Subordinated Notes	373,730	373,750

	769,716	1,019,736
Less amount representing debt discount	(60,990)	(78,652)

	708,726	941,084
Less current portion	—	(246,315)

	$708,726	$694,769

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Issuance and transaction costs incurred at the time of the issuance of the 2.50% Convertible Subordinated Notes with third parties were allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. The 2.50% Convertible Subordinated Notes consisted of the following as of December 31 (in thousands):

2011
Equity component (1)	$52,263

Liability component :
Principal	$250,000
Less: debt discount, net (2)	(3,685)

Net carrying amount	$246,315

(1)	Included in the consolidated balance sheets within additional paid-in capital.
(2)	Included in the consolidated balance sheets within convertible debt and is amortized over the remaining life of the 2.50% Convertible Subordinated Notes.

The following table sets forth total interest expense recognized related to the 2.50% Convertible Subordinated Notes during the year ended December 31 (in thousands):

	2012	2011
Contractual interest expense	$1,823	$6,250
Amortization of debt issuance costs	356	1,228
Amortization of debt discount	3,685	12,130

Total interest expense	$5,864	$19,608

Effective interest rate of the liability component	8.37%	8.37%

3.00% Convertible Subordinated Notes

In September 2007, the Company issued $395,986,000 aggregate principal amount of 3.00% Convertible Subordinated Notes due October 15, 2014 (the “3.00% Convertible Subordinated Notes”). Interest is payable semi-annually on April 15 and October 15 of each year, and commenced April 15, 2008.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Holders of the 3.00% Convertible Subordinated Notes may convert their notes at their option on any day up to and including the business day immediately preceding the maturity date into shares of the Company’s common stock. The base conversion rate is 7.436 shares of common stock per $1,000 principal amount of 3.00% Convertible Subordinated Notes, subject to adjustment. This represents a base conversion price of approximately $134.48 per share of common stock. If, at the time of conversion, the applicable stock price of the Company’s common stock exceeds the base conversion price, the conversion rate will be determined pursuant to a formula resulting in the receipt of up to 4.4616 additional shares of common stock per $1,000 principal amount of the 3.00% Convertible Subordinated Notes, subject to adjustment. However, in no event would the total number of shares issuable upon conversion of the 3.00% Convertible Subordinated Notes exceed 11.8976 per $1,000 principal amount of 3.00% Convertible Subordinated Notes, subject to anti-dilution adjustments, or the equivalent of $84.05 per share of the Company’s common stock or a total of 4,711,283 shares of the Company’s common stock. As of December 31, 2012, had the holders of the 3.00% Convertible Subordinated Notes converted their notes, the 3.00% Convertible Subordinated Notes would have been convertible into 3,612,613 shares of the Company’s common stock.

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

4.75% Convertible Subordinated Notes

In June 2009, the Company issued $373,750,000 aggregate principal amount of 4.75% Convertible Subordinated Notes due June 15, 2016 (the “4.75% Convertible Subordinated Notes”). Interest is payable semi-annually on June 15 and December 15 of each year and commenced on December 15, 2009.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Holders of the 4.75% Convertible Subordinated Notes were eligible to convert their notes during the three months ended December 31, September 30, and June 30, 2012, since the sale price of the Company’s common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the three months then ended, was greater than 130% of the conversion price per share of common stock on such last trading day. As of December 31, 2012, had the holders of the 4.75% Convertible Subordinated Notes converted their notes, the 4.75% Convertible Subordinated Notes would have been convertible into a maximum of 4,432,407 shares of the Company’s common stock.

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

Issuance and transaction costs incurred at the time of the issuance of the 4.75% Convertible Subordinated Notes with third parties are allocated to the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. The 4.75% Convertible Subordinated Notes consisted of the following as of December 31 (in thousands):

	2012	2011
Equity component (1)	$104,794	$104,794

Liability component :
Principal	$373,730	$373,750
Less: debt discount, net (2)	(60,990)	(74,967)

Net carrying amount	$312,740	$298,783

(1)	Included in the consolidated balance sheets within additional paid-in capital.
(2)	Included in the consolidated balance sheets within convertible debt and is amortized over the remaining life of the 4.75% Convertible Subordinated Notes.

As of December 31, 2012, the remaining life of the 4.75% Convertible Subordinated Notes was 3.46 years.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth total interest expense recognized related to the 4.75% Convertible Subordinated Notes for the year ended December 31 (in thousands):

	2012	2011
Contractual interest expense	$17,753	$17,753
Amortization of debt issuance costs	1,025	1,029
Amortization of debt discount	13,977	12,617

	$32,755	$31,399

Effective interest rate of the liability component	10.88%	10.88%

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

Senior Notes

The Company’s senior notes consisted of the following as of December 31 (in thousands):

	2012	2011
8.125% senior notes due 2018	$750,000	$750,000
7.00% senior notes due 2021	750,000	750,000

	$1,500,000	$1,500,000

8.125% Senior Notes

In February 2010, the Company issued $750,000,000 aggregate principal amount of 8.125% Senior Notes due March 1, 2018 (the “Senior Notes”). Interest is payable semi-annually on March 1 and September 1 of each year and commenced on September 1, 2010.

The Senior Notes are governed by an Indenture dated March 3, 2010 between the Company, as issuer, and U.S. Bank National Association, as trustee (the “Senior Notes Indenture”). The Senior Notes Indenture contains covenants that limit the Company’s ability and the ability of its subsidiaries to, among other things:

•	incur additional debt;

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•

the excess of: (a) the present value at such redemption date of (i) the redemption price of the Senior Notes at March 1, 2014 as shown in the above table, plus (ii) all required interest payments due on the Senior Notes through March 1, 2014 (excluding accrued but unpaid interest, if any, to, but not including the redemption date), computed using a discount rate equal to the yield to maturity of the U.S. Treasury securities with a constant maturity most nearly equal to the period from the redemption date to March 1, 2014, plus 0.50%; over (b) the principal amount of the Senior Notes.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon a change in control, the Company will be required to make an offer to purchase each holder’s Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of purchase.

Debt issuance costs related to the Senior Notes, net of amortization, were $9,384,000 as of December 31, 2012.

7.00% Senior Notes

In July 2011, the Company issued $750,000,000 aggregate principal amount of 7.00% Senior Notes due July 15, 2021 (the “7.00% Senior Notes”). Interest is payable semi-annually in arrears on January 15 and July 15 of each year and commenced on January 15, 2012.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition, at any time prior to July 15, 2016, the Company may also redeem all or a part of the 7.00% Senior Notes at a redemption price equal to 100% of the principal amount of the 7.00% Senior Notes redeemed plus an applicable premium (the “Applicable Premium”) and accrued and unpaid interest, if any, to, but not including, the date of redemption (the “Redemption Date”). The Applicable Premium means the greater of:

•	1.0% of the principal amount of the 7.00% Senior Notes to be redeemed; and

•

the excess of: (a) the present value at such redemption date of (i) the redemption price of the 7.00% Senior Notes to be redeemed at July 15, 2016 as shown in the above table, plus (ii) all required interest payments due on these 7.00% Senior Notes through July 15, 2016 (excluding accrued but unpaid interest, if any, to, but not including the redemption date), computed using a discount rate equal to the yield to maturity as of the redemption date of the U.S. Treasury securities with a constant maturity most nearly equal to the period from the redemption date to July 15, 2016, plus 0.50%; over (b) the principal amount of the 7.00% Senior Notes to be redeemed.

Upon a change in control, the Company will be required to make an offer to purchase each holder’s 7.00% Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of purchase.

Debt issuance costs related to the 7.00% Senior Notes, net of amortization, were $12,134,000 as of December 31, 2012.

Loss on Debt Extinguishment and Interest Rate Swaps, Net

As a result of the prepayment and termination of the Asia-Pacific Financing, the Company wrote off outstanding unamortized debt issuance costs associated with the Asia-Pacific Financing and recorded a loss on debt extinguishment of $5,204,000 during the year ended December 31, 2012.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities of Debt Facilities

The following table sets forth maturities of the Company’s debt, including loans payable, convertible debt and senior notes, as of December 31, 2012 (in thousands):

Year ending:
2013	$52,156
2014	449,931
2015	53,945
2016	366,684
2017	26,972
Thereafter	1,500,000

$2,449,688

Fair Value of Debt Facilities

The following table sets forth the estimated fair values of the Company’s loans payable, senior notes and convertible debt, including current maturities, as of December 31 (in thousands):

	2012	2011
Loans payable	$238,793	$269,451
Convertible debt	1,144,568	1,057,801
Senior Notes	1,661,400	1,612,287

Interest Charges

The following table sets forth total interest costs incurred and total interest costs capitalized for the years ended December 31 (in thousands):

	2012	2011	2010
Interest expense	$200,328	$181,303	$140,475
Interest capitalized	30,643	13,578	10,349

Interest charges incurred	$230,971	$194,881	$150,824

10. Redeemable Non-Controlling Interests

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of the activities of the Company’s redeemable non-controlling interests (in thousands):

Balance at December 31, 2010	$—
ALOG acquisition (Note 2)	66,777
Net loss attributable to redeemable non-controlling interests	(1,394)
Other comprehensive loss attributable to redeemable non-controlling interests	(7,110)
Change in redemption value of non-controlling interests	11,476
Impact of foreign currency exchange	(2,148)

Balance at December 31, 2011	67,601
Net income attributable to redeemable non-controlling interests	3,116
Other comprehensive loss attributable to redeemable non-controlling interests	(6,485)
Change in redemption value of non-controlling interests	21,270
Impact of foreign currency exchange	(1,324)

Balance at December 31, 2012	$84,178

11. Stockholders’ Equity

The Company’s authorized share capital is 300,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 25,000,000 is designated Series A, 25,000,000 is designated as Series A-1 and 50,000,000 is undesignated. As of December 31, 2012 and 2011, the Company had no preferred stock issued and outstanding.

Common Stock

As of December 31, 2012, the Company has reserved the following shares of authorized but unissued shares of common stock for future issuance:

Conversion of 3.00% Convertible Subordinated Notes	4,711,283
Conversion of 4.75% Convertible Subordinated Notes	4,432,407
Common stock options and restricted stock units	8,029,465
Common stock employee purchase plans	3,129,238

20,302,393

Accumulated Other Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive loss consisted of the following as of December 31 2012 (in thousands):

	Balance as of December 31, 2011	Net change	Balance as of December 31, 2012
Foreign currency translation loss	$(150,872)	$36,194	$(114,678)
Unrealized gain (loss) on available for sale securities	64	(23)	41
Other comprehensive loss attributable to redeemable non-controlling interests	7,110	6,485	13,595

	$(143,698)	$42,656	$(101,042)

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in foreign currencies can have a significant impact to the Company’s consolidated balance sheets (as evidenced above in the Company’s foreign currency translation gain or loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translating into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. At December 31, 2012, the U.S. dollar was generally weaker relative to certain of the currencies of the foreign countries in which the Company operates. This overall weakness of the U.S. dollar had an overall positive impact on the Company’s consolidated financial position because the foreign denominations translated into more U.S. dollars as evidenced by a decrease in foreign currency translation loss for the year ended December 31, 2012 compared to the year ended December 31, 2011 as reflected in the above table. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which the Company does business could have a significant impact on its consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.

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

During the years ended December 31, 2012 and 2011, the Company repurchased a total of 131,489 and 870,421 shares, respectively, of its common stock in the open market at an average price of $101.64 and $99.57 per share, respectively, for total consideration of $100,030,000 under the Share Repurchase Program.

During the year ended December 31, 2012, the Company re-issued a total of 638,167 shares of its treasury stock with a total value of $63,354,000, primarily related to the settlement of the 2.50% Convertible Subordinated Notes (see Note 9). The Share Repurchase Program expired on December 31, 2012, and the unused balance under the Share Repurchase Program was $149,970,000.

12. Stock-Based Compensation

ALOG Equity Awards

In July 2011, ALOG, in which the Company has an indirect controlling interest (see Note 2), granted 885,840 stock options to purchase common shares of ALOG to certain of ALOG’s employees with a weighted-average exercise price of approximately $6.35 and a weighted-average fair value of approximately $1.53 (the “2011 ALOG Stock Options”). The 2011 ALOG Stock Options were cancelled in December 2012 and replaced with a new grant of stock options for 18,421,648 shares of which stock options for 4,711,808 shares were immediately vested (the “2012 ALOG Stock Options”). The 2012 ALOG Stock Options are accounted for as liability-classified awards under the accounting standard for share-based payments and will be re-measured each reporting period prospectively until the underlying shares are settled. Under certain circumstances, the 2012 ALOG Stock Options are eligible for net cash settlement by the stock option holders. The weighted-average fair value per share of the 2012 ALOG Stock Options on the date of the grant was approximately $0.11, which was computed using the Black-Scholes model with assumptions as follows:

Average exercise price	$0.28
Expected life (years)	1.35
Dividend yield	0%
Volatility	44%
Risk-free interest rate	7.3%

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2012, no stock options related to the 2012 ALOG Stock Options were exercised or cancelled.

Equinix Equity Awards

Equity Compensation Plans

In May 2000, the Company’s stockholders approved the adoption of the 2000 Equity Incentive Plan as the successor plan to the 1998 Stock Plan. Beginning in August 2000, the Company no longer issued additional grants under the 1998 Stock Plan, and unexercised options under the 1998 Stock Plan that cancel due to an optionee’s termination may be reissued under the successor 2000 Equity Incentive Plan. Under the 2000 Equity Incentive Plan, nonstatutory stock options, restricted shares, restricted stock units, and stock appreciation rights may be granted to employees, outside directors and consultants at not less than 85% of the fair value on the date of grant, and incentive stock options may be granted to employees at not less than 100% of the fair value on the date of grant. Options granted prior to October 1, 2005 generally expire 10 years from the grant date, and equity awards granted to employees and consultants on or after October 1, 2005 will generally expire seven years from the grant date, subject to continuous service of the optionee. Equity awards granted under the 2000 Equity Incentive Plan generally vest over four years. As of December 31, 2012, the Company had reserved a total of 16,807,926, shares for issuance under the 2000 Equity Incentive Plan of which 5,382,832 were still available for grant. The plan reserve was increased on January 1 each year through January 1, 2010 by the lesser of 6% of the common stock then outstanding or 6,000,000 shares. The 2000 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”), and the Compensation Committee may terminate or amend the plan, with approval of the stockholders as may be required by applicable law, at any time.

In May 2000, the Company’s stockholders approved the adoption of the 2000 Director Option Plan, which was amended and restated effective January 1, 2003. Under the 2000 Director Option Plan, each non-employee board member who was not previously an employee of the Company will receive an automatic initial nonstatutory stock option grant, which vests in four annual installments. In addition, each non-employee board member will receive an annual non-statutory stock option grant on the date of the Company’s regular Annual Meeting of Stockholders, provided the board member will continue to serve as a director thereafter. Such annual option grants shall vest in full on the earlier of a) the first anniversary of the grant, or b) the date of the regular Annual Meeting of Stockholders held in the year following the grant date. A new director who receives an initial option will not receive an annual option in the same calendar year. Options granted under the 2000 Director Option Plan will have an option price not less than 100% of the fair value on the date of grant and will have a 10-year contractual term, subject to continuous service of the board member. On December 18, 2008, the Company’s Board of Directors passed resolutions eliminating all automatic stock option grant mechanisms under the 2000 Director Option Plan, and replaced them with an automatic restricted stock unit grant mechanism under the 2000 Equity Incentive Plan. As of December 31, 2012, the Company had reserved 593,440 shares subject to options for issuance under the 2000 Director Option Plan of which 505,938 were still available for grant. An additional 50,000 shares was added to the reserve on January 1 each year through January 1, 2010. The 2000 Director Option Plan is administered by the Compensation Committee and the Compensation Committee may terminate or amend the plan, with approval of the stockholders as may be required by applicable law, at any time.

In September 2001, the Company adopted the 2001 Supplemental Stock Plan, under which non-statutory stock options and restricted shares/restricted stock units may be granted to consultants and employees who are not executive officers or board members, at not less than 85% of the fair value on the date of grant. Options granted prior to October 1, 2005 generally expire 10 years from the grant date, and options granted on or after October 1, 2005 will generally expire seven years from the grant date, subject to continuous service of the

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

optionee. Current stock options granted under the 2001 Supplemental Stock Plan generally vest over four years. As of December 31, 2012, the Company had reserved a total of 1,493,961 shares for issuance under the 2001 Supplemental Stock Plan, of which 260,326 were still available for grant. The 2001 Supplemental Stock Plan is administered by the Compensation Committee, and the plan will continue in effect indefinitely unless the Compensation Committee decides to terminate it earlier.

The 1998 Stock Plan, 2000 Equity Incentive Plan, 2000 Director Option Plan, 2001 Supplemental Stock Plan and Switch and Data 2007 Stock Incentive Plan are collectively referred to as the “Equity Compensation Plans.”

Stock Options

Stock option activity under the Equity Compensation Plans is summarized as follows:

	Number of shares outstanding	Weighted- average exercise price per share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (2) (dollars in thousands)
Stock options outstanding at December 31, 2009	1,870,971	$66.74
Stock options granted (1)	476,943	55.98
Stock options exercised	(610,896)	49.31
Stock options canceled	(267,652)	109.18

Stock options outstanding at December 31, 2010	1,469,366	62.77
Stock options granted	—	—
Stock options exercised	(478,832)	54.17
Stock options canceled	(70,618)	92.55

Stock options outstanding at December 31, 2011	919,916	64.96
Stock options granted	—	—
Stock options exercised	(615,754)	63.19
Stock options canceled	(7,633)	63.47

Stock options outstanding at December 31, 2012	296,529	68.68	2.16	$40,777

Stock options vested and expected to vest at December 31, 2012 (3)	296,434	68.69	2.15	40,761

Stock options exercisable at December 31, 2012	288,411	69.70	2.04	39,369

(1)	Stock options issued in connection with the Switch and Data Acquisition (see Note 2, “Switch and Data Acquisition”).
(2)	The aggregate intrinsic value is calculated as the difference between the market value of the stock as of December 31, 2012 and the exercise price of the option.
(3)	Includes pre-vesting estimated forfeiture rate assumptions on stock options outstanding.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about outstanding stock options as of December 31, 2012:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of shares	Weighted- average exercise price
$0.06 to $41.93	40,197	2.72	$30.71	32,563	$30.82
$42.53 to $50.67	36,771	2.03	45.11	36,771	45.11
$52.85 to 57.42	36,026	0.63	53.48	36,026	53.48
$58.00 to $74.91	20,005	1.64	68.86	19,521	68.76
$75.38 to $75.38	57,937	1.00	75.38	57,937	75.38
$78.72 to $87.54	41,620	2.93	85.94	41,620	85.94
$89.63 to $94.98	37,152	4.41	93.80	37,152	93.80
$95.79 to $112.41	26,821	2.09	102.20	26,821	102.20

	296,529	2.16	68.68	288,411	69.70

The Company provides the following additional disclosures for stock options as of December 31 (dollars in thousands):

	2012	2011	2010
Total fair value of stock options vested	$1,111	$5,183	$15,456
Total aggregate intrinsic value of stock options exercised (1)	54,761	19,765	29,379

(1)	The intrinsic value is calculated as the difference between the market value of the stock on the date of exercise and the exercise price of the option.

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

Restricted Shares and Restricted Stock Units

Restricted Shares

During 2006 and 2007, the Company granted issued and outstanding restricted shares to its executive officers. At the date of the grant, the Company issued these shares into restricted book-entry escrow accounts under the names of each of the executive officers. These shares had voting rights and were considered issued and outstanding. They were released from the escrow account as they vested. However, they were subject to

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

forfeiture (and, therefore, canceled) if the individual officers did not meet the vesting requirements. The activity of these restricted shares is as follows:

	Number of shares outstanding	Weighted- average grant date fair value per share
Restricted shares outstanding, December 31, 2009	116,500	$66.09
Restricted shares released, vested	(85,166)	65.54

Restricted shares outstanding, December 31, 2010	31,334	72.30
Restricted shares released, vested	(23,834)	68.67

Restricted shares outstanding, December 31, 2011	7,500	83.84
Restricted shares released, vested	(7,500)	83.84

Restricted shares outstanding, December 31, 2012	—	—

Restricted Stock Units

Since 2008, the Company primarily grants restricted stock units to its employees, including executives and non-employee directors, in lieu of stock options. The Company generally grants restricted stock units that have a service condition only or have both a service and performance condition. Each restricted stock unit is not considered issued and outstanding and does not have voting rights until it is converted into one share of the Company’s common stock upon vesting. Restricted stock unit activity is summarized as follows:

	Number of shares outstanding	Weighted- average grant date fair value per share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (2) (dollars in thousands)
Restricted stock units outstanding at December 31, 2009	1,223,552	$62.18
Restricted stock units granted (1)	948,442	98.24
Restricted stock units released, vested	(574,918)	68.70
Restricted stock units canceled	(130,734)	87.67

Restricted stock units outstanding at December 31, 2010	1,466,342	80.68
Restricted stock units granted	1,039,259	88.53
Restricted stock units released, vested	(684,259)	79.88
Restricted stock units canceled	(143,077)	86.43

Restricted stock units outstanding at December 31, 2011	1,678,265	85.37
Restricted stock units granted	821,885	148.93
Restricted stock units released, vested	(777,256)	88.44
Restricted stock units canceled	(139,054)	103.93

Restricted stock units outstanding at December 31, 2012	1,583,840	115.22	1.17	$326,588

(1)	Includes 98,509 restricted stock units issued in connection with the Switch and Data Acquisition (see Note 2, “Switch and Data Acquisition”).
(2)	The intrinsic value is calculated based on the market value of the stock as of December 31, 2012.

Total fair value of restricted stock units vested during the years ended December 31, 2012, 2011 and 2010 was $68,738,000, $54,659,000 and $39,497,000.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

In June 2004, the Company’s stockholders approved the adoption of the 2004 Employee Stock Purchase Plan (the “2004 Purchase Plan”) as a successor plan to a previous plan that ceased activity in 2005. A total of 500,000 shares have been reserved for issuance under the 2004 Purchase Plan, and the number of shares available for issuance under the 2004 Purchase Plan automatically increases on January 1 each year, beginning in 2005, by the lesser of 2% of the shares of common stock then outstanding or 500,000 shares. As of December 31, 2012, a total of 3,129,238 shares remained available for purchase under the 2004 Purchase Plan. The 2004 Purchase Plan permits eligible employees to purchase common stock on favorable terms via payroll deductions of up to 15% of the employee’s cash compensation, subject to certain share and statutory dollar limits. Two overlapping offering periods commence during each calendar year, on each February 15 and August 15 or such other periods or dates as determined by the Compensation Committee from time to time, and the offering periods last up to 24 months with a purchase date every six months. The price of each share purchased is 85% of the lower of a) the fair value per share of common stock on the last trading day before the commencement of the applicable offering period or b) the fair value per share of common stock on the purchase date. The 2004 Purchase Plan is administered by the Compensation Committee of the Board of Directors, and such plan will terminate automatically in June 2014 unless a) the 2004 Purchase Plan is extended by the Board of Directors and b) the extension is approved within 12 months by the Company’s stockholders.

The Company provides the following disclosures for employee stock purchase plan as of December 31 (dollars):

	2012	2011	2010
Weighted average purchase price per share	$78.22	$61.17	$46.80
Weighted average grant-date fair value per share of shares purchased	32.33	27.58	28.97

For the years ended December 31, 2012, 2011 and 2010, 220,290, 211,840 and 207,212 shares, respectively, were issued under the 2004 Purchase Plan.

The Company uses the Black-Scholes option-pricing model to determine the fair value of shares purchased under the 2004 Purchase Plan with the following weighted average assumptions for the years ended December 31:

	2012	2011	2010
Dividend yield	0%	0%	0%
Expected volatility	46%	47%	51%
Risk-free interest rate	0.40%	0.43%	1.48%
Expected life (in years)	1.25	1.25	1.25

Stock-Based Compensation Recognized in the Consolidated Statement of Operations

The Company generally recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the awards. However, for awards with market conditions or performance conditions, stock-based compensation expense is recognized on a straight-line basis over the requisite service period for each vesting tranche of the award.

As of December 31, 2012, the total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $130,595,000 which is expected to be recognized over a weighted-average period of 1.98 years.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents, by operating expense, the Company’s stock-based compensation expense recognized in the Company’s consolidated statement of operations for the three years ended December 31 (in thousands):

	2012	2011	2010
Cost of revenues	$6,218	$5,569	$5,836
Sales and marketing	18,730	14,558	12,666
General and administrative	58,920	51,010	48,741
Restructuring charges (1)	—	—	1,488

	$83,868	$71,137	$68,731

(1)	See note 17, “Switch and Data Restructuring Charge”.

The Company’s stock-based compensation recognized in the consolidated statement of operations was comprised of the following types of equity awards for the years ended December 31 (in thousands):

	2012	2011	2010
Stock options	$811	$3,604	$12,472
Restricted shares and restricted stock units	74,836	61,865	50,827
Employee stock purchase plans	8,221	5,668	5,432

	$83,868	$71,137	$68,731

During the years ended December 31, 2012, 2011 and 2010, the Company capitalized $1,743,000, $1,431,000 and $1,240,000, respectively, of stock-based compensation expense as construction in progress in property, plant and equipment.

13. Income Taxes

Income from continuing operations before income taxes is attributable to the following geographic locations for the years ended December 31 (in thousands):

	2012	2011	2010
Domestic	$64,868	$42,254	$(3,047)
Foreign	131,611	86,798	51,822

Income before income taxes and income (loss) attributable to redeemable non-controlling interests	$196,479	$129,052	$48,775

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income tax from continuing operations consisted of the following components for the years ended December 31 (in thousands):

	2012	2011	2010
Current:
Federal	$(55,064)	$—	$—
State and local	(21,712)	(2,183)	(138)
Foreign	(29,344)	(24,730)	(6,197)

Subtotal	(106,120)	(26,913)	(6,335)

Deferred:
Federal	39,752	(13,162)	(2,586)
State and local	13,750	2,271	(1,187)
Foreign	(9,165)	353	(2,454)

Subtotal	44,337	(10,538)	(6,227)

Provision for income taxes	$(61,783)	$(37,451)	$(12,562)

The provision for income tax benefit (expense) attributable to the Company’s discontinued operations is included in net income from discontinued operations and gain on sale of discontinued operations in the Company’s consolidated statements of operations. State and foreign taxes not based on income are included in general and administrative expenses and the aggregated amount is insignificant for the years ended December 31, 2012, 2011 and 2010.

The Company is entitled to a deduction for federal and state tax purposes with respect to employee equity award activity. The reduction in income tax payable related to windfall tax benefits for stock based compensation awards has been reflected as an adjustment to additional paid-in capital. For the years ended December 31, 2012 and 2011, the benefits arising from employee equity award activity that resulted in an adjustment to additional paid in capital were approximately $84,740,000 and $81,000, respectively. There were no such benefits recorded for the year ended December 31, 2010.

The fiscal 2012, 2011 and 2010 income tax benefit (expense) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pre-tax income as a result of the following for the years ended December 31 (in thousands):

	2012	2011	2010
Federal tax at statutory rate	$(68,768)	$(45,168)	$(17,071)
State and local taxes	(71)	608	(1,326)
Deferred tax assets generated in current year not benefited	(4,396)	—	(7,088)
Foreign income tax rate differential	11,587	7,796	5,098
Non-deductible expenses	(2,997)	(941)	(4,228)
Stock-based compensation expense	(832)	(943)	(560)
Change in valuation allowance	(3,503)	2,493	7,697
Foreign financing benefits	7,395	5,418	7,238
Uncertain tax positions reserve	2,449	(5,733)	(641)
Other, net	(2,647)	(981)	(1,681)

Total income tax expense	$(61,783)	$(37,451)	$(12,562)

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has not provided for deferred taxes on the excess of the financial reporting over the tax basis in its investments in foreign subsidiaries that are essentially permanent in duration because the Company intends to reinvest the earnings outside the U.S. for an indefinite period of time. The determination of the additional taxes that have not been provided is not practicable. As of December 31, 2012, certain of the Company’s foreign subsidiaries had positive cumulative undistributed earnings totaling approximately $300,400,000.

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out below as of December 31 (in thousands):

	2012	2011
Deferred tax assets:
Property, plant and equipment	$17,696	$—
Reserves and accruals	34,352	44,316
Charitable contributions	—	142
Stock-based compensation expense	17,680	24,152
Unrealized currency losses	280	156
State tax	5,132	1,042
Operating loss carryforwards	38,798	129,929

Gross deferred tax assets	113,938	199,737
Valuation allowance	(43,854)	(39,587)

Total deferred tax assets, net	70,084	160,150

Deferred tax liabilities:
Property, plant and equipment	—	(96,061)
Debt discount	(13,289)	(18,074)
Fixed assets fair value step-up	(32,335)	(48,802)
Intangible assets	(63,102)	(55,879)

Total deferred tax liabilities	(108,726)	(218,816)

Net deferred tax liabilities	$(38,642)	$(58,666)

The net deferred tax liabilities as of December 31, 2012 and 2011 are attributable to the Company’s operations in the United States, Canada and certain entities in Europe.

During the year ended December 31, 2012, as a result of the Asia Tone Acquisition, the Company recognized deferred tax liabilities of approximately $12,200,000, $2,100,000 and $860,000 in Hong Kong, China and Singapore, respectively, attributable to identifiable intangibles and fixed assets fair value step-ups related to the acquisition. In addition, as a result of the ancotel Acquisition, the Company recognized a deferred tax liability of approximately $13,600,000 in Germany attributable to identifiable intangibles and fixed assets fair value step-ups related to the acquisition. During the year ended December 31, 2011, as a result of the ALOG Acquisition, the Company recognized net deferred tax assets in Brazil of $1,371,000 attributable to net operating loss carry-forwards. The Company’s deferred tax assets and liabilities are included in other current assets, other current liabilities, other assets and other liabilities on the accompanying consolidated balance sheets as of December 31, 2012 and 2011.

The Company’s accounting for deferred taxes involves weighing positive and negative evidence concerning the realizability of the Company’s deferred tax assets in each tax jurisdiction. After considering such evidence as the nature, frequency and severity of current and cumulative financial reporting losses, and the sources of future taxable income and tax planning strategies, management concluded that a 100% valuation allowance was

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

required in certain foreign jurisdictions. A valuation allowance is provided for the deferred tax assets, net of deferred tax liabilities, associated with the Company’s operations in certain jurisdictions located in the Company’s Americas, EMEA and Asia-Pacific regions. The operations in these jurisdictions still have significant losses as of the end of 2012. As such, management does not believe these operations have established a sustained history of profitability and that a valuation allowance is therefore necessary.

During the year ended December 31, 2012, the Company established valuation allowances of $5,411,000 against the net deferred tax assets with certain of its foreign operating entities. These foreign operating entities have incurred losses and it is expected that the businesses will not be profitable in the foreseeable future. Management cannot conclude it is more likely than not that the deferred tax assets of the foreign operating entities will be realizable in the foreseeable future as the entities have not established a sustainable profitability history.

During the year ended December 31, 2011, the Company released the valuation allowance of $2,493,000 against the deferred tax assets with certain of its foreign operating entities. The foreign operating entities were expected to be profitable in future years. Upon evaluating the positive and negative evidence present at the time, management concluded it was more likely than not that the deferred tax assets of the entities would be fully realizable in the foreseeable future.

During the year ended December 31, 2010, the Company released the valuation allowances of $7,300,000, against the deferred tax assets of certain of its foreign operating entities. Upon evaluating the positive and negative evidence, management concluded it was more likely than not that the deferred tax assets of these entities would be fully realizable in the foreseeable future.

Changes in valuation allowance for deferred tax assets for the years ended December 31, 2012, 2011, and 2010 are as follows:

	2012	2011	2010
Beginning balance	$39,587	$42,040	$34,364
Recognized into income	3,503	(2,493)	(7,697)
Current Increase (Decrease)	2,689	(1,138)	13,438
NOL and tax credit expiration	14	(121)	(588)
Translation adjustment	(1,939)	1,299	2,523

Ending balance	$43,854	$39,587	$42,040

Federal and state tax laws, including California tax laws, impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. In 2003, the Company conducted an analysis to determine whether an ownership change had occurred due to significant stock transactions in each of the reporting years disclosed at that time. The analysis indicated that an ownership change occurred during fiscal year 2002, which resulted in an annual limitation of approximately $819,000 for net operating loss carryforwards generated prior to 2003. Therefore, the Company substantially reduced its federal and state net operating loss carryforwards for the periods prior to 2003 to approximately $16,400,000. In addition, an ownership change under Section 382 of the Internal Revenue Code was triggered in September 2007 by the issuance of 4,211,939 shares of the Company’s common stock. However, the annual limitation associated with this ownership change is not meaningful due to

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the substantial market capitalization of the Company at the time of the ownership change. The Company determined that no Section 382 ownership change occurred in 2012. In addition, the net operating loss acquired in the Switch and Data Acquisition is subject to the Section 382 limitation; however, the Company has determined that none of the acquired net operating losses will expire unused as a result of the limitation.

The Company utilized a majority of its net operating loss carryforwards that is not subject to the limitation under Section 382 as discussed above for federal and state income tax purposes in 2012. The Company’s U.S. operations generated significant taxable income for the year ended December 31, 2012 primarily due to the large amount of taxable gain recognized in connection with the Divestiture and the change in the tax method for depreciation of the Company’s property, plant and equipment. As the result of announcing its plan to pursue a REIT conversion, the Company changed the method of depreciating and amortizing various data center assets to methods that are more consistent with the characterization of such assets as real property for REIT purposes. The change in the depreciation method resulted in the recapture of depreciation expense deducted in prior years and a much smaller amount of depreciation expense for the current year.

The Company’s net operating loss carryforwards for foreign tax purposes which expire, if not utilized, at various intervals from 2013, are outlined below (in thousands):

Expiration Date	Federal (1)	State (1)	Foreign	Total
2013 to 2015	$—	$—	$68	$68
2016 to 2018	—	134,846	42,665	177,511
2019 to 2021	208,826	10,126	19,497	238,449
2022 to 2024	67,966	14,900	—	82,866
2025 to 2027	13,306	6,857	—	20,163
2028 to 2030	1,268	3,967	—	5,235
Thereafter	—	390	87,705	88,095

	$291,366	$171,086	$149,935	$612,387

(1)	The total amount of net operating loss carryforwards that will not be available to offset the Company’s future taxable income due to Section 382 limitations was $372,130, comprising $241,766 of federal and $130,364 of state.

Approximately $5,200,000 of the total net operating loss carryforwards is attributable to excess tax deductions related to employee stock awards, the benefit from which will be credited to additional paid-in capital when subsequently utilized in future years.

The beginning and ending balances of the Company’s unrecognized tax benefits are reconciled below for the years ended December 31, (in thousands):

	2012	2011	2010
Beginning balance	$34,105	$16,583	$1,559
Gross increases related to prior year tax positions	1,244	15,792	14,709
Gross decreases related to prior year tax positions	(6,625)	(690)	—
Gross increases related to current year tax positions	81	2,497	315
Decreases resulting from expiration of statute of limitation	(2,741)	(20)	—
Decreases resulting from settlements	(1,014)	(57)	—

Ending balance	$25,050	$34,105	$16,583

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the ancotel Acquisition, the Company’s unrecognized tax benefits for the year ended December 31, 2012 increased by $82,000 for various uncertain tax positions related to prior years. In addition, as a result of the ALOG Acquisition and Switch and Data Acquisition, the Company increased the unrecognized tax benefits, including the accrued interest and penalties as of the acquisition date by $22,918,000 during the year ended December 31, 2011 and $13,893,000 during the year ended December 31, 2010, respectively, related to the uncertain tax positions taken prior to both acquisitions.

The Company recognizes accrued interest expense related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2010, 2011 and 2012, the Company recognized approximately $32,000, $9,424,000 and $719,000 in interest and penalties. The Company had approximately $9,456,000 and $10,175,000 for the payment of interest and penalties accrued at December 31, 2011, and 2012, respectively. In the prior years, the Company had presented the total interest and penalties of approximately $32,000 and $9,456,000 in the unrecognized tax benefit reconciliation table for the years ended December 31, 2010 and 2011, respectively. The Company revised the prior period unrecognized tax benefit balance for each year as currently disclosed to exclude interest and penalties from the unrecognized tax benefit reconciliation table to conform the disclosure to the current year presentation.

The unrecognized tax benefits of $25,050,000 as of December 31, 2012, if subsequently recognized, will affect the Company’s effective tax rate favorably at the time when such a benefit is recognized.

Due to various tax years open for examination, it is reasonably possible that the balance of unrecognized tax benefits could significantly increase or decrease over the next 12 months as the Company may be subject to either examination by tax authorities or a lapse in statute of limitations. The Company is currently unable to estimate the range of possible adjustments to the balance of unrecognized tax benefits.

The Company’s income tax returns for all tax years remain open to examination by federal and state taxing authorities due to the Company’s net operating loss carryforwards. In addition, the Company’s tax years of 2003 through 2011 remain open and subject to examination by local tax authorities in certain foreign jurisdictions in which the Company has major operations. There was one pending income tax audit in a non-U.S. jurisdiction during the year ended December 31, 2012, which has been open since 2010; the Company received a preliminary assessment for the audits and has filed the request to appeal the assessment. The Company believes that it has a sufficient reserve for the assessment and the final outcome of the appeal will not significantly impact the Company’s financial position.

14. Commitments and Contingencies

Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of December 31, 2012, the Company was contractually committed for $78,862,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of December 31, 2012, such as commitments to purchase power in select locations, primarily in select locations through 2013 and thereafter, and other open purchase orders for goods or services to be delivered or provided during 2013 and thereafter. Such other miscellaneous purchase commitments totaled $262,223,000 as of December 31, 2012.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Matters

Alleged Class Action and Shareholder Derivative Actions

On March 4, 2011, an alleged class action entitled Cement Masons & Plasterers Joint Pension Trust v. Equinix, Inc., et al., No. CV-11-1016-SC, was filed in the United States District Court for the Northern District of California, against Equinix and two of its officers. The suit asserts purported claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for allegedly misleading statements regarding the Company’s business and financial results. The suit is purportedly brought on behalf of purchasers of the Company’s common stock between July 29, 2010 and October 5, 2010, and seeks compensatory damages, fees and costs. Defendants filed a motion to dismiss on November 7, 2011. On March 2, 2012, the Court granted defendants’ motion to dismiss without prejudice and gave plaintiffs thirty days in which to amend their complaint. Pursuant to stipulation and order of the court entered on March 16, 2012, the parties agreed that plaintiffs would have up to and through May 2, 2012 to file a Second Amended Complaint. On May 2, 2012 plaintiffs filed a Second Amended Complaint asserting the same basic allegations as in the prior complaint. On June 15, 2012, defendants moved to dismiss the Second Amended Complaint. On September 19, 2012, the Court took the hearing on defendants’ motion to dismiss the Second Amended Complaint off calendar and notified the parties that it would make its decision on the pleadings. Subsequently, on September 24, 2012 the Court requested the parties submit supplemental briefing on or before October 9, 2012. The supplemental briefing was submitted on October 9, 2012. On December 5, 2012, the Court granted defendants’ motion to dismiss the Second Amended Complaint without prejudice and on January 15, 2013, Plaintiffs filed their Third Amended Complaint. Defendants’ response is due by February 26, 2013.

On March 8, 2011, an alleged shareholder derivative action entitled Rikos v. Equinix, Inc., et al., No. CGC-11-508940, was filed in California Superior Court, County of San Francisco, purportedly on behalf of Equinix, and naming Equinix (as a nominal defendant), the members of the Company’s board of directors, and two of the Company’s officers as defendants. The suit is based on allegations similar to those in the federal securities class action and asserts causes of action against the individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. By agreement and order of the court, this case has been temporarily stayed pending proceedings in the class action, and, pursuant to that agreement, defendants need not respond to the complaint at this time.

On May 20, 2011, an alleged shareholder derivative action entitled Stopa v. Clontz, et al., No. CV-11-2467-SC was filed in the U.S. District Court for the Northern District of California, purportedly on behalf of Equinix, naming Equinix (as a nominal defendant) and the members of its board of directors as defendants. The suit is based on allegations similar to those in the federal securities class action and the state court derivative action, and asserts causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. On June 10, 2011, the Court signed an order relating this case to the federal securities class action. Plaintiffs filed an amended complaint on December 14, 2011. By agreement and order of the court, this case has been temporarily stayed pending proceedings in the class action and, pursuant to that agreement, defendants need not respond to the complaint at this time.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

The Company believes that while an unfavorable outcome to this litigation is reasonably possible, a range of potential loss cannot be determined at this time. The Company has not accrued any amounts in connection with this legal matter as of December 31, 2012 as the Company concluded that an unfavorable outcome is not probable.

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

Guarantor Arrangements

As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2012.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s offerings. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2012.

The Company enters into arrangements with its business partners, whereby the business partner agrees to provide services as a subcontractor for the Company’s implementations. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby the Company indemnifies them for other acts, such as personal property damage, of its subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2012.

The Company has service level commitment obligations to certain of its customers. As a result, service interruptions or significant equipment damage in the Company’s IBX data centers, whether or not within the Company’s control, could result in service level commitments to these customers. The Company’s liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet the Company’s service level commitment obligations could reduce the confidence of the Company’s customers and could consequently impair the Company’s ability to obtain and retain customers, which would adversely affect both the Company’s ability to generate revenues and the Company’s operating results. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized. The Company has no significant liabilities in connection with service level credits as of December 31, 2012.

15. Related Party Transactions

The Company has several significant stockholders and other related parties that are also customers and/or vendors. The Company’s related party transactions are considered arms-length transactions. The Company’s activity of related party transactions was as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Revenues	$31,607	$24,280	$22,627
Costs and services	2,248	3,040	3,246

	As of December 31,
	2012	2011
Accounts receivable	$3,595	$2,963
Accounts payable	82	—

A member of the Company’s board of directors is affiliated with Crosslink Capital. Both the board member and Crosslink Capital are investors in the investment group that purchased 16 of the Company’s IBX data centers located throughout the U.S. (see Note 4).

In connection with the acquisition of ALOG, the Company acquired a lease for one of the Brazilian IBX data centers in which the lessor is a member of ALOG management. This lease contains an option to purchase the underlying property for fair market value on the date of purchase. The Company accounts for this lease as a financing obligation as a result of structural building work pursuant to the accounting standard for lessee’s involvement in asset construction. As of December 31, 2012, the Company had a financing obligation liability totaling approximately $4,269,000 related to this lease on its consolidated balance sheet. This amount is considered a related party liability, which is not reflected in the related party data presented above.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Segment Information

While the Company has a single line of business, which is the design, build out and operation of IBX data centers, it has determined that it has three reportable segments comprised of its Americas, EMEA and Asia-Pacific geographic regions. The Company’s chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on the Company’s revenue and adjusted EBITDA performance both on a consolidated basis and based on these three geographic regions.

The Company provides the following segment disclosures related to its continuing operations as follows for the years ended December 31 (in thousands):

	2012		2011		2010
Total revenues:
Americas (1)	$1,160,474		$995,715	(4)	$752,055	(5)
EMEA	433,450	(2)	358,222		281,793
Asia-Pacific	301,820	(3)	215,847		162,366

	$1,895,744		$1,569,784		$1,196,214

Total depreciation and amortization:
Americas	$234,447		$211,055	(4)	$161,795	(5)
EMEA	79,702	(2)	73,839		59,699
Asia-Pacific	75,350	(3)	48,547		29,222

	$389,499		$333,441		$250,716

Income from continuing operations:
Americas	$258,620		$203,286	(4)	$120,011	(5)
EMEA	89,544	(2)	59,420		34,929
Asia-Pacific	52,589	(3)	42,548		38,664

	$400,753		$305,254		$193,604

Income from continuing operations before income taxes:
Americas	$70,439		$41,861	(4)	$(5,397	)(5)
EMEA	90,623	(2)	54,713		22,824
Asia-Pacific	35,417	(3)	32,478		31,348

	$196,479		$129,052		$48,775

Capital expenditures:
Americas	$407,750		$278,580	(8)	$453,371	(9)
EMEA	283,174	(6)	240,014		163,664
Asia-Pacific	383,068	(7)	237,101		90,512

	$1,073,992		$755,695		$707,547

(1)	Includes revenues of $1,061,885, $924,663 and $738,522, respectively, attributed to the U.S. for the years ended December 31, 2012, 2011 and 2010.
(2)	Includes the operations of ancotel from July 3, 2012 to December 31, 2012 and the operations of the Dubai IBX Data Center Acquisition from November 9, 2012 to December 31, 2012.
(3)	Includes the operations of Asia Tone from July 4, 2012 to December 31, 2012.
(4)	Includes the operations of ALOG from April 25, 2011 to December 31, 2011.
(5)	Includes the operations of Switch and Data from May 1, 2010 to December 31, 2010.
(6)	Includes the purchase prices for the ancotel Acquisition and the Dubai IBX Data Center Acquisition (see Note 2), net of cash acquired, totaling $84,236 and $22,918, respectively.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)	Includes the purchase prices for the Asia Tone Acquisition (see Note 2), net of cash acquired, totaling $202,338.
(8)	Includes the purchase price for the ALOG Acquisition (see Note 2), net of cash acquired, totaling $41,954.
(9)	Includes the purchase price for the Switch and Data Acquisition (see Note 2), net of cash acquired, totaling $113,289.

The Company’s long-lived assets are located in the following geographic areas as of December 31 (in thousands):

	2012	2011
Americas (1)	$2,143,035	$1,899,769
EMEA	994,912	764,885
Asia-Pacific	781,052	561,258

	$3,918,999	$3,225,912

(1)	Includes $2,054,123 and $1,827,081, respectively, of long-lived assets attributed to the U.S. as of December 31, 2012 and 2011.

Revenue information by category is as follows for the years ended December 31 (in thousands):

	2012	2011	2010
Colocation	$1,434,003	$1,194,872	$937,739
Interconnection	272,103	224,376	166,311
Managed infrastructure services	89,975	70,365	30,264
Rental	3,162	2,801	2,471

Recurring revenues	1,799,243	1,492,414	1,136,785
Non-recurring revenues	96,501	77,370	59,429

	$1,895,744	$1,569,784	$1,196,214

17. Restructuring Charges

Switch and Data Restructuring Charge

A summary of Switch and Data restructuring charges related to one-time termination benefits, primarily comprised of severance, attributed to certain Switch and Data employees as presented below (in thousands):

Accrued restructuring charge as of December 31, 2009	$—
Severance-related expenses (1)	5,360
Cash payments	(2,837)
Non-cash payments (2)	(1,488)

Accrued restructuring charge as of December 31, 2010 (3)	1,035
Severance-related expenses (1)	391
Cash payments	(1,286)

Accrued restructuring charge as of December 31, 2011 (3)	140
Cash payments	(140)

Accrued restructuring charge as of December 31, 2012	$—

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Included in the consolidated statements of operations as a restructuring charge.
(2)	A stock-based compensation charge incurred as a result of modifying equity awards for one of the former Switch and Data executives to accelerate vesting.
(3)	Included within other current liabilities.

2004 Restructuring Charge

In December 2004, in light of the availability of fully built-out data centers in select markets at costs significantly below those costs the Company would incur in building out new space, the Company made the decision to exit leases for excess space adjacent to one of the Company’s New York metro area IBXs, as well as space on the floor above its original Los Angeles IBX. As a result of the Company’s decision to exit these spaces, the Company recorded restructuring charges totaling $17,685,000, which represents the present value of the Company’s estimated future cash payments, net of estimated sublease income and expense, through the remainder of these lease terms, as well as the write-off of all remaining property, plant and equipment attributed to the partial build out of the excess space on the floor above its Los Angeles IBX.

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

A summary of the movement in the 2004 accrued restructuring charges during the years ended December 31, 2012 is outlined as follows (in thousands):

Accrued restructuring charge as of December 31, 2009	$5,919
Accretion expense	303
Restructuring charge adjustments (1)	1,374
Cash payments	(1,590)

Accrued restructuring charge as of December 31, 2010	6,006
Accretion expense	377
Restructuring charge adjustments (2)	3,090
Cash payments	(1,793)

Accrued restructuring charge as of December 31, 2011	7,680
Accretion expense	416
Cash payments	(2,417)

Accrued restructuring charge as of December 31, 2012	$5,679

(1)	Primarily related to a reversal of accrued restructuring charges associated with the Los Angeles lease as the Company decided to utilize this space it previously abandoned in order to expand its original Los Angeles IBX data center.
(2)	Recorded as a result of revised sublease assumptions on the Company’s excess space in the New York metro area.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s excess space in the New York metro area remains abandoned and continues to have an accrued restructuring charge. The Company reports accrued restructuring charges within other current liabilities and other liabilities on the accompanying consolidated balance sheets as of December 31, 2012 and 2011. The Company is contractually committed to this excess space lease through 2015.

The Company’s minimum future payments associated with one excess space lease is as follows (in thousands):

2013	$2,453
2014	2,459
2015	1,444

6,356
Less amount representing estimated sublease income and expense	(200)

6,156
Less amount representing accretion	(477)

5,679
Less current portion	(2,379)

$3,300

18. Subsequent Events

On January 1, 2013, pursuant to the provisions of the 2004 Employee Stock Purchase Plan (see Note 12), the number of common shares in reserve automatically increased by 500,000 shares.

19. Quarterly Financial Information (Unaudited)

The Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. The Company’s revenues and results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and the Company’s revenues and results of operations could fluctuate significantly quarter-to-quarter and year-to-year. Significant quarterly fluctuations in revenues will cause fluctuations in the Company’s cash flows and the cash and cash equivalents and accounts receivable accounts on the Company’s consolidated balance sheet. Causes of such fluctuations may include the volume and timing of new orders and renewals, the timing of the opening of new IBX data centers, the sales cycle for the Company’s offerings, the introduction of new offerings, changes in prices and pricing models, trends in the Internet infrastructure industry, general economic conditions, extraordinary events such as acquisitions or litigation and the occurrence of unexpected events.

The unaudited quarterly financial information presented below has been prepared by the Company and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and results of operations for the interim periods presented.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present selected quarterly information (in thousands, except per share data):

	2012
	Quarter ended
	March 31	June 30	September 30 (a)	December 31
Revenues	$443,245	$457,249	$488,730	$506,520
Gross profit	226,147	231,960	237,243	256,399
Net income from continuing operations attributable to Equinix	34,324	36,097	28,159	33,000
Net income from discontinued operations	199	350	679	11,858	(b)
Net income attributable to Equinix	34,523	36,447	28,838	44,858
EPS attributable to Equinix:
EPS from continuing operations, basic	0.74	0.75	0.58	0.68
Basic EPS	0.74	0.76	0.60	0.92
EPS from continuing operations, diluted	0.71	0.72	0.57	0.66
Diluted EPS	0.71	0.73	0.58	0.88

(a)	Represents the first quarter of combined results since the Asia Tone and ancotel Acquisitions (see Note 2).
(b)	Consists of net income from discontinued operations and gain from sale of discontinued operations (see Note 4).

	2011
	Quarter ended
	March 31	June 30 (a)	September 30	December 31
Revenues	$353,949	$385,511	$408,208	$422,116
Gross profit	167,340	179,264	188,484	200,845
Net income from continuing operations attributable to Equinix	24,608	30,912	19,855	17,620
Net income (loss) from discontinued operations	537	(182)	464	190
Net income attributable to Equinix	25,145	30,730	20,319	17,810
EPS attributable to Equinix:
EPS from continuing operations, basic	0.53	0.66	0.20	0.36
Basic EPS	0.54	0.65	0.21	0.36
EPS from continuing operations, diluted	0.52	0.64	0.19	0.35
Diluted EPS	0.53	0.64	0.20	0.35

(a)	Represents the first quarter of combined results since the ALOG Acquisition (see Note 2).