Form 10-Q
period 2013-03-31
EQUINIX INC
filed 2013-04-26
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s Common Stock as of March 31, 2013 was 49,339,902.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$685,019	$252,213
Short-term investments	233,289	166,492
Restricted cash	843,478	9,380
Accounts receivable, net	185,163	163,840
Other current assets	58,908	47,826

Total current assets	2,005,857	639,751
Long-term investments	293,751	127,819
Property, plant and equipment, net	3,890,190	3,918,999
Goodwill	1,018,777	1,042,564
Intangible assets, net	191,935	201,562
Other assets	212,423	202,269

Total assets	$7,612,933	$6,132,964

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$248,395	$268,853
Accrued property, plant and equipment	64,643	63,509
Current portion of capital lease and other financing obligations	16,304	15,206
Current portion of loans payable	47,350	52,160
Current portion of senior notes	750,000	—
Other current liabilities	139,018	139,561

Total current liabilities	1,265,710	539,289
Capital lease and other financing obligations, less current portion	568,067	545,853
Loans payable, less current portion	179,560	188,802
Convertible debt, less current portion	712,478	708,726
Senior notes, less current portion	2,250,000	1,500,000
Other liabilities	197,966	230,843

Total liabilities	5,173,781	3,713,513

Redeemable non-controlling interests (Note 10)	96,891	84,178

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	50	49
Additional paid-in capital	2,627,334	2,583,371
Treasury stock	(36,309)	(36,676)
Accumulated other comprehensive loss	(174,267)	(101,042)
Accumulated deficit	(74,547)	(110,429)

Total stockholders’ equity	2,342,261	2,335,273

Total liabilities, redeemable non-controlling interests and stockholders’ equity	$7,612,933	$6,132,964

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended March 31,
	2013	2012
	(Unaudited)
Revenues	$519,455	$443,245

Costs and operating expenses:
Cost of revenues	259,268	217,098
Sales and marketing	58,276	46,410
General and administrative	89,685	78,316
Acquisition costs	3,662	675

Total costs and operating expenses	410,891	342,499

Income from continuing operations	108,564	100,746
Interest income	747	691
Interest expense	(60,331)	(52,818)
Other expense	(459)	(154)

Income from continuing operations before income taxes	48,521	48,465
Income tax expense	(12,198)	(13,853)

Net income from continuing operations	36,323	34,612
Net income from discontinued operations, net of tax	—	199

Net income	36,323	34,811
Net income attributable to redeemable non-controlling interests	(441)	(288)

Net income attributable to Equinix	$35,882	$34,523

Earnings per share (“EPS”) attributable to Equinix (Note 2):
Basic EPS from continuing operations	$0.73	$0.74
Basic EPS from discontinued operations	—	0.00

Basic EPS	$0.73	$0.74

Weighted-average shares	49,029	46,955

Diluted EPS from continuing operations	$0.71	$0.71
Diluted EPS from discontinued operations	—	0.00

Diluted EPS	$0.71	$0.71

Weighted-average shares	53,480	51,061

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three months ended March 31,
	2013	2012
	(Unaudited)
Net income	$36,323	$34,811

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(72,554)	34,312
Unrealized gain on available for sale securities	98	78

	(72,456)	34,390

Comprehensive income (loss), net of tax	(36,133)	69,201

Net income attributable to redeemable non-controlling interests	(441)	(288)
Other comprehensive income attributable to redeemable non-controlling interests	(769)	(1,059)

Comprehensive income (loss) attributable to Equinix	$(37,343)	$67,854

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31,
	2013	2012
	(unaudited)
Cash flows from operating activities:
Net income	$36,323	$34,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	100,309	87,875
Stock-based compensation	22,703	19,103
Excess tax benefits from stock-based compensation	(18,990)	—
Amortization of debt issuance costs and debt discounts	5,753	8,107
Amortization of intangible assets	6,759	4,929
Provision for allowance for doubtful accounts	813	1,681
Accretion of asset retirement obligation and accrued restructuring charges	1,398	1,053
Other items	2,337	1,241
Changes in operating assets and liabilities:
Accounts receivable	(24,663)	(19,677)
Income taxes, net	(1,609)	(8,763)
Other assets	(20,222)	12,196
Accounts payable and accrued expenses	(27,996)	(40,535)
Other liabilities	1,266	23,972

Net cash provided by operating activities	84,181	125,993

Cash flows from investing activities:
Purchases of investments	(296,513)	(97,383)
Sales of investments	37,163	30,699
Maturities of investments	26,385	413,050
Purchases of property, plant and equipment	(75,667)	(145,490)
Increase in restricted cash	(836,536)	(2)
Release of restricted cash	2,735	68,559
Other investing activities, net	(107)	—

Net cash provided by (used in) investing activities	(1,142,540)	269,433

Cash flows from financing activities:
Purchases of treasury stock	—	(13,364)
Proceeds from employee equity awards	14,368	30,460
Excess tax benefits from stock-based compensation	18,990	—
Proceeds from senior notes	1,500,000	—
Proceeds from loans payable	—	8,909
Repayment of capital lease and other financing obligations	(3,516)	(2,826)
Repayment of mortgage and loans payable	(14,052)	(67,129)
Debt issuance costs	(19,030)	—

Net cash provided by (used in) financing activities	1,496,760	(43,950)

Effect of foreign currency exchange rates on cash and cash equivalents	(5,595)	2,645

Net increase in cash and cash equivalents	432,806	354,121
Cash and cash equivalents at beginning of period	252,213	278,823

Cash and cash equivalents at end of period	$685,019	$632,944

Supplemental cash flow information:
Cash paid for taxes	$14,036	$1,734

Cash paid for interest	$67,975	$63,336

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Equinix, Inc. (‘‘Equinix’’ or the ‘‘Company’’) and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The condensed consolidated balance sheet data as of December 31, 2012 has been derived from audited consolidated financial statements as of that date. The consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (‘‘SEC’’), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). For further information, refer to the Consolidated Financial Statements and Notes thereto included in Equinix’s Form 10-K as filed with the SEC on February 26, 2013. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Equinix and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the condensed consolidated financial statement presentation as of and for the three months ended March 31, 2013.

Income Taxes

The Company’s effective tax rates were 25.1% and 28.6% for the three months ended March 31, 2013 and 2012, respectively.

The Company is entitled to a deduction for federal and state tax purposes with respect to employee equity award activity. The reduction in income tax payable related to windfall tax benefits for stock based compensation awards has been reflected as an adjustment to additional paid-in capital. For the three months ended March 31, 2013, the benefits arising from employee equity award activity that resulted in an adjustment to additional paid in capital were approximately $18,990,000.

Discontinued Operations

In August 2012, the Company entered into an agreement to sell 16 of the Company’s IBX data centers located throughout the U.S. to an investment group including 365 Main, Crosslink Capital, Housatonic Partners and Brightwood Capital for net proceeds of $76,458,000 (the “Divestiture”). The Divestiture closed in November 2012. The Company’s operating results from its discontinued operations associated with the Divestiture consisted of the following for the three months ended March 31, 2012 (in thousands):

Revenues	$8,955
Cost of revenues	(7,981)
Operating expenses	(622)
Income taxes	(153)

Net income from discontinued operations	$199

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities. This ASU requires companies to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued ASU 2013-01, clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that the scope of ASU 2011-11 only applies to derivatives accounted for in accordance with ASC 815, Derivatives and Hedging, and securities borrowing and securities lending transactions. This new guidance is effective for interim and annual periods beginning on or after January 1, 2013 and retrospective disclosure is required for all comparative periods presented. During the three months ended March 31, 2013, the Company adopted these ASUs and their adoption did not have a material impact on its consolidated financial statements since the ASUs enhance currently required disclosures.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income when applicable or to cross-reference the reclassifications with other disclosures that provide additional detail about the reclassification made when the reclassifications are not made to net income. This ASU is effective for fiscal years and interim periods, beginning after December 15, 2012. During the three months ended March 31, 2013, the Company adopted ASU 2013-02 and the adoption did not have a material impact on its consolidated financial statements since the Company did not have material reclassifications in any periods presented.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods presented (in thousands, except per share amounts):

	Three months ended March 31,
	2013	2012
Net income from continuing operations	$36,323	$34,612
Net income attributable to redeemable non-controlling interests	(441)	(288)
Adjustments attributable to redemption value of redeemable non-controlling interests	—	209

Net income from continuing operations attributable to Equinix, basic	35,882	34,533

Effect of assumed conversion of convertible debt:
Interest expense, net of tax	1,851	1,699

Net income from continuing operations attributable to Equinix, diluted	$37,733	$36,232

Weighted-average shares used to compute basic EPS	49,029	46,955

Effect of dilutive securities:
Convertible debt	3,613	2,945
Employee equity awards	838	1,161

Weighted-average shares used to compute diluted EPS	53,480	51,061

EPS from continuing operations attributable to Equinix:
EPS from continuing operations, basic	$0.73	$0.74

EPS from continuing operations, diluted	$0.71	$0.71

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table sets forth weighted-average outstanding potential shares of common stock that are not included in the diluted earnings per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three months ended March 31,
	2013	2012
Shares reserved for conversion of 2.50% convertible subordinated notes	—	2,232
Shares reserved for conversion of 4.75% convertible subordinated notes	4,432	4,433
Common stock related to employee equity awards	113	178

	4,545	6,843

3. Change In Accounting Principle

Commencing in 2013, the Company changed its method of accounting for income taxes by excluding the effects of subsequent events that are not recognized in the Company’s consolidated financial statements in determining its estimated annual effective tax rate for interim reporting periods. Prior to the change, the Company’s policy was to include the effects of subsequent events that occurred subsequent to the interim balance sheet date in its estimated annual effective tax rate. The Company believes that the change is preferable as it provides consistency with the reporting of activity on a pretax basis and aligns with other income tax guidance which requires items such as changes in tax rate to be reflected in the period such laws become effective. In addition, the Company believes this change results in a more comparable method for interim tax accounting with other companies in its industry. This change did not have a significant impact to the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2012, the three and six months ended June 30, 2012 and the three and nine months ended September 30, 2012 and as a result, the Company did not retrospectively adjust its prior period’s condensed consolidated financial statements. For the three months ended March 31, 2013, this change resulted in a $2,927,000 increase in the income tax provision, or a reduction of $0.06 and $0.05, respectively, of basic and diluted EPS, as compared to the Company’s prior method of accounting.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4. Balance Sheet Components

Cash, Cash Equivalents and Short-Term and Long-Term Investments

Cash, cash equivalents and short-term and long-term investments consisted of the following as of (in thousands):

	March 31, 2013	December 31, 2012
Cash and cash equivalents:
Cash (1)	$155,282	$150,864
Cash equivalents:
Money markets	434,787	98,340
U.S. government securities	94,950	3,009

Total cash and cash equivalents	685,019	252,213

Marketable securities:
U.S. government securities	184,981	126,941
Corporate bonds	142,081	37,975
U.S. government agencies securities	103,219	72,979
Asset-backed securities	53,745	6,037
Certificates of deposit	42,018	48,386
Commercial paper	996	1,993

Total marketable securities	527,040	294,311

Total cash, cash equivalents and short-term and long-term investments	$1,212,059	$546,524

(1)	Excludes restricted cash.

As of March 31, 2013 and December 31, 2012, cash equivalents included investments which were readily convertible to cash and had original maturity dates of 90 days or less. The maturities of securities classified as short-term investments were one year or less as of March 31, 2013 and December 31, 2012. The maturities of securities classified as long-term investments were greater than one year and less than three years as of March 31, 2013 and December 31, 2012.

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of (in thousands):

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$233,163	$233,289	$166,445	$166,492
Due after one year through three years	293,710	293,751	127,795	127,819

Total	$526,873	$527,040	$294,240	$294,311

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized gains and losses related to the Company’s short-term and long-term investments in marketable securities designated as available-for-sale securities as of (in thousands):

	March 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government securities	$184,887	$94	$—	$184,981
Corporate bonds	142,088	59	(66)	142,081
U.S. government agencies securities	103,165	71	(17)	103,219
Asset-backed securities	53,737	14	(6)	53,745
Certificates of deposit	42,002	18	(2)	42,018
Commercial paper	994	2	—	996

Total	$526,873	$258	$(91)	$527,040

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government securities	$126,938	$40	$(37)	$126,941
U.S. government agencies securities	72,948	68	(37)	72,979
Certificates of deposit	48,373	18	(5)	48,386
Corporate bonds	37,954	29	(8)	37,975
Asset-backed securities	6,036	2	(1)	6,037
Commercial paper	1,991	2	—	1,993

Total	$294,240	$159	$(88)	$294,311

While certain marketable securities carry unrealized losses, the Company expects that it will receive both principal and interest according to the stated terms of each of the securities and that the decline in market value is primarily due to changes in the interest rate environment from the time the securities were purchased as compared to interest rates at March 31, 2013.

The following table summarizes the fair value and gross unrealized losses related to 88 available-for-sale securities with an aggregate cost basis of $129,566,000 aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2013 (in thousands):

	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or more
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate bonds	$82,160	$(66)	$—	$—
Asset-backed securities	25,156	(6)	—	—
U.S. government agencies securities	10,104	(2)	2,951	(15)
Certificates of deposit	9,002	(2)	—	—

	$126,422	$(76)	$2,951	$(15)

While the Company does not believe that as of March 31, 2013, it holds investments that are other-than-temporarily impaired and believes that the Company’s investments will mature at par, the Company’s investments are subject to changes in market conditions. If market conditions were to deteriorate, the

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Company could sustain other-than-temporary impairments to its investment portfolio which could result in additional realized losses being recorded in interest income, net, or securities markets could become inactive which could affect the liquidity of the Company’s investments.

Accounts Receivable

Accounts receivables, net, consisted of the following as of (in thousands):

	March 31, 2013	December 31, 2012
Accounts receivable	$314,293	$290,326
Unearned revenue	(125,589)	(122,770)
Allowance for doubtful accounts	(3,541)	(3,716)

	$185,163	$163,840

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

Other Current Assets

Other current assets consisted of the following as of (in thousands):

	March 31, 2013	December 31, 2012
Prepaid expenses	$23,986	$21,349
Debt issuance costs, net	8,927	—
Other receivables	8,247	3,428
Deferred tax assets, net	8,107	8,107
Taxes receivable	5,908	8,829
Derivative instruments	1,821	3,205
Other current assets	1,912	2,908

	$58,908	$47,826

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Property, Plant and Equipment

Property, plant and equipment consisted of the following as of (in thousands):

	March 31, 2013	December 31, 2012
IBX plant and machinery	$2,391,227	$2,304,360
Leasehold improvements	1,088,335	1,078,834
Buildings	794,072	754,139
IBX equipment	429,637	410,456
Site improvements	401,662	352,367
Computer equipment and software	158,179	150,382
Land	96,908	98,007
Furniture and fixtures	21,006	21,982
Construction in progress	230,054	379,750

	5,611,080	5,550,277
Less accumulated depreciation	(1,720,890)	(1,631,278)

	$3,890,190	$3,918,999

IBX plant and machinery, leasehold improvements, buildings, computer equipment and software and construction in progress recorded under capital leases aggregated $165,140,000 and $149,923,000 as of March 31, 2013 and December 31, 2012, respectively. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $45,097,000 and $42,272,000 as of March 31, 2013 and December 31, 2012, respectively.

Goodwill and Intangible Assets

Goodwill and intangible assets, net, consisted of the following as of (in thousands):

	March 31, 2013	December 31, 2012
Goodwill:
Americas	$484,046	$482,765
EMEA	398,954	423,529
Asia-Pacific	135,777	136,270

	$1,018,777	$1,042,564

Intangible assets:
Intangible asset – customer contracts	$227,623	$222,571
Intangible asset – favorable leases	27,401	37,182
Intangible asset – others	9,791	9,889

	264,815	269,642
Accumulated amortization	(72,880)	(68,080)

	$191,935	$201,562

The Company’s goodwill and intangible assets in EMEA, denominated in the United Arab Emirates dirham, British pounds and Euros, goodwill in Asia-Pacific, denominated in Chinese yuan, Hong Kong dollars and Singapore dollars and certain goodwill and intangibles in Americas, denominated in Canadian dollars and Brazilian reais, are subject to foreign currency fluctuations. The Company’s foreign currency translation gains and losses, including goodwill and intangibles, are a component of other comprehensive income and loss.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

For the three months ended March 31, 2013 and 2012, the Company recorded amortization expense of $6,759,000 and $4,848,000, respectively, associated with its intangible assets. The Company’s estimated future amortization expense related to these intangibles is as follows (in thousands):

Year ending:
2013 (nine months remaining)	$20,416
2014	26,848
2015	26,364
2016	25,861
2017	24,247
Thereafter	68,199

Total	$191,935

Other Assets

Other assets consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Deferred tax assets, net	$85,083	$85,232
Debt issuance costs, net	45,978	36,704
Prepaid expenses, non-current	34,568	34,478
Deposits	26,236	27,069
Restricted cash, non-current	7,409	8,131
Derivative instruments	3,372	—
Other assets, non-current	9,777	10,655

	$212,423	$202,269

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Accrued compensation and benefits	$63,688	$85,619
Accrued taxes	59,089	47,477
Accrued interest	35,527	48,436
Accounts payable	28,812	27,659
Accrued utilities and security	24,358	24,974
Accrued professional fees	5,619	6,699
Accrued repairs and maintenance	3,424	2,938
Accrued other	27,878	25,051

	$248,395	$268,853

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Deferred tax liabilities, net	$69,689	$69,689
Deferred installation revenue	37,959	38,187
Customer deposits	13,384	12,927
Deferred recurring revenue	9,422	8,910
Deferred rent	5,077	5,410
Accrued restructuring charges	2,379	2,379
Derivative instruments	330	1,097
Other current liabilities	778	962

	$139,018	$139,561

Other Liabilities

Other liabilities consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Asset retirement obligations, non-current	$63,380	$63,150
Deferred rent, non-current	42,244	41,951
Deferred installation revenue, non-current	25,880	26,086
Deferred tax liabilities, net	25,320	62,292
Accrued taxes, non-current	22,843	19,373
Customer deposits, non-current	5,919	6,185
Deferred recurring revenue, non-current	4,815	5,381
Accrued restructuring charges, non-current	2,789	3,300
Derivative instruments, non-current	121	—
Other liabilities	4,655	3,125

	$197,966	$230,843

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

5. Derivatives and Hedging Activities

The Company has certain embedded derivatives in its customer contracts and also employs foreign currency forward contracts to partially offset its business exposure to foreign exchange risk for certain existing foreign currency-denominated assets and liabilities and certain forecasted transactions.

Derivatives Not Designated as Hedges

Embedded Derivatives. The Company is deemed to have foreign currency forward contracts embedded in certain of the Company’s customer agreements that are priced in currencies different from the functional or local currencies of the parties involved. These embedded derivatives are separated from their host

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

contracts and carried on the Company’s balance sheet at their fair value. The majority of these embedded derivatives arise as a result of the Company’s foreign subsidiaries pricing their customer contracts in the U.S. dollar.

The Company has not designated these foreign currency embedded derivatives as hedging instruments under the accounting standard for derivatives and hedging. Gains and losses on these embedded derivatives are included within revenues in the Company’s condensed consolidated statements of operations. During the three months ended March 31, 2013, the Company recognized a net gain of $2,453,000 associated with these embedded derivatives. During the three months ended March 31, 2012, gains (losses) from these embedded derivatives were not significant.

Economic Hedges of Embedded Derivatives. The Company uses foreign currency forward contracts to manage the foreign exchange risk associated with the Company’s customer agreements that are priced in currencies different from the functional or local currencies of the parties involved (“economic hedges of embedded derivatives”). Foreign currency forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date.

The Company has not designated the economic hedges of embedded derivatives as hedging instruments under the accounting standard for derivatives and hedging. Gains and losses on these contracts are included in revenues along with gains and losses of the related embedded derivatives. The Company entered into various economic hedges of embedded derivatives during the three months ended March 31, 2013 and gains (losses) from these contracts were not significant. The Company did not enter into any economic hedges of embedded derivatives during the three months ended March 31, 2012.

Foreign Currency Forward Contracts. The Company also uses foreign currency forward contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of the foreign currency-denominated assets and liabilities change.

The Company has not designated the foreign currency forward contracts as hedging instruments under the accounting standard for derivatives and hedging. Gains and losses on these contracts are included in other income (expense), net, along with those foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward contracts. The Company entered into various foreign currency forward contracts during the three months ended March 31, 2013 and 2012 and gains (losses) from these foreign currency forward contracts were not significant during these periods.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Offsetting Derivative Assets and Liabilities

The following table presents the fair value of derivative instruments recognized in the Company’s condensed consolidated balance sheets as of March 31, 2013 (in thousands):

	Gross amounts	Gross amounts offset in the balance sheet	Net amounts (1)	Gross amounts not offset in the balance sheet	Net
Assets:
Embedded derivatives	$4,701	$—	$4,701	$—	$4,701
Economic hedges of embedded derivatives	192	—	192	—	192
Foreign currency forward contracts	300	—	300	(162)	138

	$5,193	$—	$5,193	$(162)	$5,031

Liabilities:
Embedded derivatives	$384	$—	$384	$—	$384
Economic hedges of embedded derivatives	23	—	23	—	23
Foreign currency forward contracts	44	—	44	(39)	5

	$451	$—	$451	$(39)	$412

(1)	As presented in the Company’s condensed consolidated balance sheets.

The following table presents the fair value of derivative instruments recognized in the Company’s condensed consolidated balance sheets as of December 31, 2012 (in thousands):

	Gross amounts	Gross amounts offset in the balance sheet	Net amounts (1)	Gross amounts not offset in the balance sheet	Net
Assets:
Embedded derivatives	$3,205	$—	$3,205	$—	$3,205
Foreign currency forward contracts	13	(13)	—	—	—

	$3,218	$(13)	$3,205	$—	$3,205

Liabilities:
Embedded derivatives	$890	$—	$890	$—	$890
Foreign currency forward contracts	220	(13)	207	—	207

	$1,110	$(13)	$1,097	$—	$1,097

(1)	As presented in the Company’s condensed consolidated balance sheets.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6. Fair Value Measurements

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 were as follows (in thousands):

	Fair value at March 31, 2013	Fair value measurement using
		Level 1	Level 2
Assets:
Restricted cash	$850,887	$850,887	$—
Money market and deposit accounts	434,787	434,787	—
U.S. government securities	279,931	279,931	—
Cash	155,282	155,282	—
Corporate bonds	142,081	—	142,081
U.S. government agency securities	103,219	—	103,219
Asset-backed securities	53,745	—	53,745
Certificates of deposit	42,018	—	42,018
Commercial paper	996	—	996
Derivative instruments (1)	5,193	—	5,193

	$2,068,139	$1,720,887	$347,252

Liabilities:
Derivative instruments (1)	$451	$—	$451

(1)	Includes embedded derivatives, economic hedges of embedded derivatives and foreign currency forward contracts. Amounts are included within other current assets, other assets, other current liabilities and other liabilities in the Company’s accompanying condensed consolidated balance sheet.

The Company did not have any Level 3 financial assets or financial liabilities as of March 31, 2013.

Valuation Methods

Fair value estimates are made as of a specific point in time based on methods using present value or other valuation techniques. These techniques involve uncertainties and are affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors.

Cash, Cash Equivalents and Investments. The fair value of the Company’s investments in money market funds approximates their face value. Such instruments are included in cash equivalents. The Company’s U.S. government securities and money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. The fair value of the Company’s other investments approximate their face value. These investments include certificates of deposit and available-for-sale debt investments related to the Company’s investments in the securities of other public companies, governmental units and other agencies. The fair value of these investments is priced based on the quoted market price for similar instruments or nonbinding market prices that are corroborated by observable market data. Such instruments are classified within Level 2 of the fair value hierarchy. The Company determines the fair values of its Level 2 investments by using inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, custody bank, third-party pricing vendors, or other sources. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. The Company is responsible for its consolidated financial statements and underlying estimates.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company determined that the major security types held as of March 31, 2013 were primarily cash and money market funds, U.S. government and agency securities, corporate bonds, certificate of deposits, commercial paper and asset-backed securities. The Company uses the specific identification method in computing realized gains and losses. Short-term and long-term investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income or loss, net of any related tax effect. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades over an extended period of time.

During the three months ended March 31, 2013, after reviewing the fair value hierarchy and its valuation criteria, the Company reclassified its U.S. government securities from within Level 2 to Level 1 of the fair value hierarchy because treasury securities issued by the U.S. government are valued using quoted prices for identical instruments in active markets.

Derivative Assets and Liabilities. For foreign currency derivatives, including embedded derivatives and economic hedges of embedded derivatives, the Company uses forward contract models employing market observable inputs, such as spot currency rates and forward points with adjustments made to these values utilizing published credit default swap rates of its foreign exchange trading counterparties. The Company has determined that the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, therefore the derivatives are categorized as Level 2.

During the three months ended March 31, 2013, the Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis.

7. Related Party Transactions

The Company has several significant stockholders and other related parties that are also customers and/or vendors. The Company’s activity of related party transactions was as follows (in thousands):

	Three months ended March 31,			As of March 31,
	2013	2012		2013	2012
Revenues	$8,476	$4,743	Accounts receivable	$5,089	$4,057
Costs and services	2,465	335	Accounts payable	443	—

In connection with the acquisition of ALOG Data Centers do Brasil S.A. and its subsidiaries (“ALOG”) (the “ALOG Acquisition”), the Company acquired a lease for one of the Brazilian IBX data centers in which the lessor is a member of ALOG management. This lease contains an option to purchase the underlying property for fair market value on the date of purchase. The Company accounts for this lease as a financing obligation as a result of structural building work pursuant to the accounting standard for lessee’s involvement in asset construction. As of March 31, 2013, the Company had a financing obligation liability totaling approximately $4,328,000 related to this lease on its condensed consolidated balance sheet. This amount is considered a related party liability, which is not reflected in the related party data presented above.

8. Leases

Capital Lease and Other Financing Obligations

Toronto 2 IBX Financing

In November 2012, the Company entered into a contingent lease for land and a building that the Company and the landlord would jointly develop to meet its needs and which it would ultimately convert into

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

its second IBX data center in the Toronto, Canada metro area (the “Toronto 2 IBX Financing” and the “Toronto Lease”). The Toronto Lease has a fixed term of 15 years, with options to renew, commencing from the date the landlord delivers the completed building to the Company. Monthly payments under the Toronto Lease will commence in October 2015 and will be made through the end of the lease term at an effective interest rate of 8.52%. The Toronto Lease has a total cumulative minimum rent obligation of approximately $145,321,000, exclusive of renewal periods. The landlord began construction of the building to the Company’s specifications in February 2013. Pursuant to the accounting standard for lessee’s involvement in asset construction, the Company is considered the owner of the building during the construction phase due to the building work that the landlord and the Company are undertaking. As a result, during the three months ended March 31, 2013, the Company recorded a building asset and a related financing liability totaling approximately $6,297,000, while the underlying land is considered an operating lease.

Singapore 3 IBX Financing

In March 2013, the Company entered into a lease for land and a building that the Company and the landlord will jointly develop into the Company’s third IBX data center in the Singapore metro area (the “Singapore 3 Lease”). The Singapore 3 Lease has a term of 20 years, with an option to purchase the property. If the option to purchase the property is not exercised, the Company has options to extend the lease. The total cumulative minimum rent obligation over the term of the lease is approximately $160,099,000, exclusive of renewal periods. Pursuant to the accounting standard for lessee’s involvement in asset construction, the Company will be considered the owner of the building during the construction phase due to the building work that the landlord and the Company will be undertaking. As a result, the Company will record a building asset and a related financing liability, while the underlying land will be considered an operating lease, when the construction of the building commences, which is expected to occur during the second quarter of 2013.

Maturities of Capital Lease and Other Financing Obligations

The Company’s capital lease and other financing obligations are summarized as follows (in thousands):

	Capital lease obligations	Other financing obligations	Total
2013 (nine months remaining)	$16,470	$26,260	$42,730
2014	22,486	39,619	62,105
2015	22,856	43,611	66,467
2016	22,175	47,849	70,024
2017	22,404	47,736	70,140
Thereafter	141,611	463,419	605,030

Total minimum lease payments	248,002	668,494	916,496
Plus amount representing residual property value	—	336,427	336,427
Less estimated building costs	(702)	(53,738)	(54,440)
Less amount representing interest	(87,304)	(526,808)	(614,112)

Present value of net minimum lease payments	159,996	424,375	584,371
Less current portion	(10,605)	(5,699)	(16,304)

	$149,391	$418,676	$568,067

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

9. Debt Facilities

Loans Payable

The Company’s loans payable consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
U.S. term loan	$170,000	$180,000
ALOG financing	49,566	48,807
Paris 4 IBX financing	7,308	8,071
Other loans payable	36	4,084

	226,910	240,962
Less current portion	(47,350)	(52,160)

	$179,560	$188,802

U.S. Financing

In February 2013, the Company entered into an amendment to a credit agreement with a group of lenders for a $750,000,000 credit facility (the “U.S. Financing”), comprised of a $200,000,000 term loan facility (the “U.S. Term Loan”) and a $550,000,000 multicurrency revolving credit facility (the “U.S. Revolving Credit Line”). The amendment modified certain definitions of items used in the calculation of the financial covenants with which the Company must comply on a quarterly basis to exclude the write-off of any unamortized debt issuance costs that were incurred in connection with the issuance of the 8.125% Senior Notes; to exclude one-time transaction costs, fees, premiums and expenses incurred by the Company in connection with the issuance of the 4.875% Senior Notes and 5.375% Senior Notes and the redemption of the 8.125% Senior Notes; and to exclude the 8.125% Senior Notes provided that certain conditions in connection with the redemption of the 8.125% Senior Notes were satisfied. The amendment also postponed the step-down of the maximum senior leverage ratio covenant from the three months ended March 31, 2013 to the three months ended September 30, 2013.

Convertible Debt

The Company’s convertible debt consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
3.00% Convertible Subordinated Notes	$395,986	$395,986
4.75% Convertible Subordinated Notes	373,727	373,730

	769,713	769,716
Less amount representing debt discount	(57,235)	(60,990)

	$712,478	$708,726

3.00% Convertible Subordinated Notes

In September 2007, the Company issued $395,986,000 aggregate principal amount of 3.00% Convertible Subordinated Notes due October 15, 2014 (the “3.00% Convertible Subordinated Notes”). Holders of the 3.00% Convertible Subordinated Notes may convert their notes at their option on any day up to and including the business day immediately preceding the maturity date into shares of the Company’s common stock. The base conversion rate is 7.436 shares of common stock per $1,000 principal amount of 3.00% Convertible Subordinated Notes, subject to adjustment. This represents a base conversion price of approximately $134.48 per share of common stock. If, at the time of conversion, the applicable stock price of the Company’s common stock exceeds the base conversion price, the conversion rate will be determined

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

pursuant to a formula resulting in the receipt of up to 4.4616 additional shares of common stock per $1,000 principal amount of the 3.00% Convertible Subordinated Notes, subject to adjustment. However, in no event would the total number of shares issuable upon conversion of the 3.00% Convertible Subordinated Notes exceed 11.8976 per $1,000 principal amount of 3.00% Convertible Subordinated Notes, subject to anti-dilution adjustments, or the equivalent of $84.05 per share of the Company’s common stock or a total of 4,711,283 shares of the Company’s common stock. As of March 31, 2013, had the holders of the 3.00% Convertible Subordinated Notes converted their notes, the 3.00% Convertible Subordinated Notes would have been convertible into 3,603,743 shares of the Company’s common stock.

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

Holders of the 4.75% Convertible Subordinated Notes are eligible to convert their notes during the three months ended March 31, 2013 and June 30, 2013, since the Stock Price Condition Conversion Clause was met during the three months ended December 31, 2012 and March 31, 2013, respectively. As of March 31, 2013, had the holders of the 4.75% Convertible Subordinated Notes converted their notes, the 4.75% Convertible Subordinated Notes would have been convertible into a maximum of 4,432,373 shares of the Company’s common stock.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Senior Notes

The Company’s senior notes consisted of the following as of (in thousands):

	March 31, 2013	December 31, 2012
5.375% senior notes due 2023	$1,000,000	$—
7.00% senior notes due 2021	750,000	750,000
4.875% senior notes due 2020	500,000	—
8.125% senior notes due 2018	750,000	750,000

	3,000,000	1,500,000
Less current portion	(750,000)	—

	$2,250,000	$1,500,000

4.875% Senior Notes and 5.375% Senior Notes

In March 2013, the Company issued $1,500,000,000 aggregate principal amount of senior notes, which consist of $500,000,000 aggregate principal amount of 4.875% Senior Notes due April 1, 2020 (the “4.875% Senior Notes”) and $1,000,000,000 aggregate principal amount of 5.375% Senior Notes due April 1, 2023, (the “5.375% Senior Notes”). Interest on both the 4.875% Senior Notes and the 5.375% Senior Notes is payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2013.

The 4.875% Senior Notes and the 5.375% Senior Notes are governed by separate indentures dated March 5, 2013, between the Company, as issuer, and U.S. Bank National Association, as trustee (the “Senior Notes Indentures”). The Senior Notes Indentures contain covenants that limit the Company’s ability and the ability of its subsidiaries to, among other things:

•	incur additional debt;

•	pay dividends or make other restricted payments;

•	purchase, redeem or retire capital stock or subordinated debt;

•	make asset sales;

•	enter into transactions with affiliates;

•	incur liens;

•	enter into sale-leaseback transactions;

•	provide subsidiary guarantees;

•	make investments; and

•	merge or consolidate with any other person.

Each of these restrictions has a number of important qualifications and exceptions. The 4.875% Senior Notes and the 5.375% Senior Notes are unsecured and rank equal in right of payment with the Company’s existing or future senior debt and senior in right of payment with the Company’s existing and future subordinated debt. The 4.875% Senior Notes and the 5.375% Senior Notes are effectively junior to the Company’s secured indebtedness and indebtedness of its subsidiaries.

At any time prior to April 1, 2016, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 4.875% Senior Notes outstanding at a redemption price equal to 104.875% of the principal amount of the 4.875% Senior Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date, with the net cash proceeds of one or more equity offerings; provided that (i) at least 65% of the aggregate principal amount of the 4.875% Senior Notes issued under the 4.875% Senior Notes indenture remains outstanding immediately after the occurrence of such redemption (excluding the 4.875% Senior Notes held by the Company and its subsidiaries); and (ii) the redemption must occur within 90 days of the date of the closing of such equity offering.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On or after April 1, 2017, the Company may redeem all or a part of the 4.875% Senior Notes, on any one or more occasions, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, to, but not including, the applicable redemption date, if redeemed during the twelve-month period beginning on April 1 of the years indicated below:

Redemption price of the 4.875% Senior Notes
2017	102.438%
2018	101.219%
2019 and thereafter	100.000%

At any time prior to April 1, 2017, the Company may also redeem all or a part of the 4.875% Senior Notes at a redemption price equal to 100% of the principal amount of the 4.875% Senior Notes redeemed plus an applicable premium (the “4.875% Senior Notes Applicable Premium”), and accrued and unpaid interest, if any, to, but not including, the date of redemption (the “4.875% Senior Notes Redemption Date”). The 4.875% Senior Notes Applicable Premium means the greater of:

•	1.0% of the principal amount of the 4.875% Senior Notes; and

•

the excess of: (a) the present value at such redemption date of (i) the redemption price of the 4.875% Senior Notes at April 1, 2017 as shown in the above table, plus (ii) all required interest payments due on the 4.875% Senior Notes through April 1, 2017 (excluding accrued but unpaid interest, if any, to, but not including the 4.875% Senior Notes Redemption Date), computed using a discount rate equal to the yield to maturity of the U.S. Treasury securities with a constant maturity most nearly equal to the period from the 4.875% Senior Notes Redemption Date to April 1, 2017, plus 0.50%; over (b) the principal amount of the 4.875% Senior Notes.

At any time prior to April 1, 2016, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 5.375% Senior Notes outstanding at a redemption price equal to 105.375% of the principal amount of the 5.375% Senior Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date, with the net cash proceeds of one or more equity offerings; provided that (i) at least 65% of the aggregate principal amount of the 5.375% Senior Notes issued under the 5.375% Senior Notes indenture remains outstanding immediately after the occurrence of such redemption (excluding the 5.375% Senior Notes held by the Company and its subsidiaries); and (ii) the redemption must occur within 90 days of the date of the closing of such equity offering.

On or after April 1, 2018, the Company may redeem all or a part of the 5.375% Senior Notes, on any one or more occasions, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, to, but not including, the applicable redemption date, if redeemed during the twelve-month period beginning on April 1 of the years indicated below:

Redemption price of the 5.375% Senior Notes
2018	102.688%
2019	101.792%
2020	100.896%
2021 and thereafter	100.000%

At any time prior to April 1, 2018, the Company may also redeem all or a part of the 5.375% Senior Notes at a redemption price equal to 100% of the principal amount of the 5.375% Senior Notes redeemed plus an applicable premium (the “5.375% Senior Notes Applicable Premium”), and accrued and unpaid interest, if any, to, but not including, the date of redemption (the “5.375% Senior Notes Redemption Date”). The 5.375% Senior Notes Applicable Premium means the greater of:

•	1.0% of the principal amount of the 5.375% Senior Notes; and

•	the excess of: (a) the present value at such redemption date of (i) the redemption price of the

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5.375% Senior Notes at April 1, 2018 as shown in the above table, plus (ii) all required interest payments due on the 5.375% Senior Notes through April 1, 2018 (excluding accrued but unpaid interest, if any, to, but not including the 5.375% Senior Notes Redemption Date), computed using a discount rate equal to the yield to maturity of the U.S. Treasury securities with a constant maturity most nearly equal to the period from the 5.375% Senior Notes Redemption Date to April 1, 2018, plus 0.50%; over (b) the principal amount of the 5.375% Senior Notes.

Debt issuance costs related to the 4.875% Senior Notes and 5.375% Senior Notes, net of amortization, were $20,176,000 as of March 31, 2013. In March 2013, the Company placed $836,400,000 of the proceeds from the issuance of the 4.875% and 5.375% Senior Notes into a restricted cash account for the redemption of the 8.125% Senior Notes (see Note 14).

8.125% Senior Notes

In February 2010, the Company issued $750,000,000 aggregate principal amount of 8.125% Senior Notes due March 1, 2018 (the “8.125% Senior Notes”). The indenture governing the 8.125% Senior Notes permitted the Company to redeem the 8.125% Senior Notes at the redemption prices set forth in the 8.125% Senior Notes indenture plus accrued and unpaid interest to, but not including the redemption date. In April 2013, the Company redeemed all of the 8.125% Senior Notes and incurred a loss on debt extinguishment, which will be recorded in the second quarter of 2013 (see Note 14).

Maturities of Debt Facilities

The following table sets forth maturities of the Company’s debt, including loans payable, convertible debt and senior notes, as of March 31, 2013 (in thousands):

Year ending:
2013 (nine months remaining) (1)	$787,345
2014	450,148
2015	54,162
2016	370,657
2017	27,076
Thereafter	2,250,000

$3,939,388

(1)	Includes the $750,000,000 8.125% Senior Notes due 2018, which the Company redeemed in April 2013 (see Note 14).

Fair Value of Debt Facilities

The following table sets forth the estimated fair values of the Company’s loans payable, senior notes and convertible debt, including current maturities, as of (in thousands):

	March 31, 2013	December 31, 2012
Loans payable	$226,128	$238,793
Convertible debt	1,173,146	1,144,568
Senior notes	3,196,563	1,661,400

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Interest Charges

The following table sets forth total interest costs incurred and total interest costs capitalized for the periods presented (in thousands):

	Three months ended March 31,
	2013	2012
Interest expense	$60,331	$52,818
Interest capitalized	2,892	5,554

Interest charges incurred	$63,223	$58,372

10. Redeemable Non-Controlling Interests

The following table provides a summary of the activities of the Company’s redeemable non-controlling interests (in thousands):

Balance as of December 31, 2012	$84,178
Net income attributable to redeemable non-controlling interests	441
Other comprehensive income attributable to redeemable non-controlling interests	769
Increase in redemption value of non-controlling interests	10,941
Impact of foreign currency exchange	562

Balance as of March 31, 2013	$96,891

11. Commitments and Contingencies

Legal Matters

Alleged Class Action and Shareholder Derivative Actions

On March 4, 2011, an alleged class action entitled Cement Masons & Plasterers Joint Pension Trust v. Equinix, Inc., et al., No. CV-11-1016-SC, was filed in the United States District Court for the Northern District of California, against Equinix and two of its officers. The suit asserts purported claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for allegedly misleading statements regarding our business and financial results. The suit is purportedly brought on behalf of purchasers of the Company’s common stock between July 29, 2010 and October 5, 2010, and seeks compensatory damages, fees and costs. Defendants filed a motion to dismiss on November 7, 2011. On March 2, 2012, the Court granted defendants’ motion to dismiss without prejudice and gave plaintiffs thirty days in which to amend their complaint. Pursuant to stipulation and order of the court entered on March 16, 2012, the parties agreed that plaintiffs would have up to and through May 2, 2012 to file a Second Amended Complaint. On May 2, 2012 plaintiffs filed a Second Amended Complaint asserting the same basic allegations as in the prior complaint. On June 15, 2012, defendants moved to dismiss the Second Amended Complaint. On September 19, 2012, the Court took the hearing on defendants’ motion to dismiss the Second Amended Complaint off calendar and notified the parties that it would make its decision on the pleadings. Subsequently, on September 24, 2012 the Court requested the parties submit supplemental briefing on or before October 9, 2012. The supplemental briefing was submitted on October 9, 2012. On December 5, 2012, the Court granted defendants’ motion to dismiss the Second Amended Complaint without prejudice and on January 15, 2013, Plaintiffs filed their Third Amended Complaint. On February 26, 2013, defendants moved to dismiss the Third Amended Complaint. The hearing on the motion to dismiss the Third Amended Complaint is currently set for June 7, 2013.

On March 8, 2011, an alleged shareholder derivative action entitled Rikos v. Equinix, Inc., et al., No. CGC-11-508940, was filed in California Superior Court, County of San Francisco, purportedly on behalf of Equinix, and naming Equinix (as a nominal defendant), the members of its board of directors, and two of its

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the above matters. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows.

The Company believes that while an unfavorable outcome to this litigation is reasonably possible, a range of potential loss cannot be determined at this time. The Company has not accrued any amounts in connection with the above legal matters as of March 31, 2013 as the Company concluded that an unfavorable outcome is not probable.

Other Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of March 31, 2013, the Company was contractually committed for $118,813,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of March 31, 2013, such as commitments to purchase power in select locations through the remainder of 2013 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2013 and thereafter. Such other miscellaneous purchase commitments totaled $260,919,000 as of March 31, 2013.

12. Stockholders’ Equity

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	Balance as of December 31, 2012	Net change	Balance as of March 31, 2013
Foreign currency translation loss	$(114,678)	$(72,554)	$(187,232)
Unrealized gain on available for sale securities	41	98	139
Other comprehensive loss (income) attributable to redeemable non-controlling interests	13,595	(769)	12,826

	$(101,042)	$(73,225)	$(174,267)

Changes in foreign currencies can have a significant impact to the Company’s consolidated balance sheets (as evidenced above in the Company’s foreign currency translation gain or loss), as well as its

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

consolidated results of operations, as amounts in foreign currencies are generally translating into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. During the three months ended March 31, 2013, the U.S. dollar was generally stronger relative to certain of the currencies of the foreign countries in which the Company operates. This overall strength of the U.S. dollar had an overall unfavorable impact on the Company’s consolidated results of operations because the foreign currencies translated into less U.S. dollars. This also impacted the Company’s condensed consolidated balance sheets, as amounts denominated in foreign currencies are generally translating into less U.S. dollars. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which the Company operates could have a significant impact on its consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.

Stock-Based Compensation

In February and March 2013, the Compensation Committee and the Stock Award Committee of the Company’s Board of Directors approved the issuance of an aggregate of 572,104 shares of restricted stock units to certain employees, including executive officers, pursuant to the 2000 Equity Incentive Plan, as part of the Company’s annual refresh program. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $205.07 and a weighted-average requisite service period of 3.42 years.

The following table presents, by operating expense category, the Company’s stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations (in thousands):

	Three months ended March 31,
	2013	2012
Cost of revenues	$1,602	$1,317
Sales and marketing	5,721	4,035
General and administrative	15,380	13,673

	$22,703	$19,025

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

13. Segment Information

While the Company has a single line of business, which is the design, build-out and operation of IBX data centers, it has determined that it has three reportable segments comprised of its Americas, EMEA and Asia-Pacific geographic regions. The Company’s chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on the Company’s revenue and adjusted EBITDA performance both on a consolidated basis and based on these three reportable segments. The Company defines adjusted EBITDA as income or loss from continuing operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges and acquisition costs as presented below (in thousands):

	Three months ended March 31,
	2013	2012
Adjusted EBITDA:
Americas	$146,530	$133,198
EMEA	49,054	46,884
Asia-Pacific	47,876	30,514

Total adjusted EBITDA	243,460	210,596

Depreciation, amortization and accretion expense	(108,531)	(90,150)
Stock-based compensation expense	(22,703)	(19,025)
Acquisitions costs	(3,662)	(675)

Income from continuing operations	$108,564	$100,746

The Company also provides the following additional segment disclosures (in thousands):

	Three months ended March 31,
	2013	2012
Total revenues:
Americas	$308,554	$279,129
EMEA	120,294	101,336
Asia-Pacific	90,607	62,780

	$519,455	$443,245

Total depreciation and amortization:
Americas	$62,525	$56,103
EMEA	22,875	17,273
Asia-Pacific	21,733	15,925

	$107,133	$89,301

Capital expenditures:
Americas	$44,841	$72,048
EMEA	16,569	42,704
Asia-Pacific	14,257	30,738

	$75,667	$145,490

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company’s long-lived assets are located in the following geographic areas as of (in thousands):

	March 31, 2013	December 31, 2012
Americas	$2,162,191	$2,143,035
EMEA	969,423	994,912
Asia-Pacific	758,576	781,052

	$3,890,190	$3,918,999

Revenue information on a services basis is as follows (in thousands):

	Three months ended March 31,
	2013	2012
Colocation	$395,111	$334,986
Interconnection	75,991	62,883
Managed infrastructure	23,589	22,238
Rental	580	783

Recurring revenues	495,271	420,890
Non-recurring revenues	24,184	22,355

	$519,455	$443,245

No single customer accounted for 10% or greater of the Company’s revenues for the three months ended March 31, 2013 and 2012. No single customer accounted for 10% or greater of the Company’s gross accounts receivable as of March 31, 2013 and December 31, 2012.

14. Subsequent Events

In April 2013, the Company redeemed the entire principal amount of the $750,000,000 8.125% Senior Notes pursuant to the optional redemption provisions in the indenture governing the 8.125% Senior Notes. As a result, the Company will recognize a loss on debt extinguishment of approximately $89,852,000 in the second quarter of 2013, representing the applicable premium paid of $80,925,000 and the write-off of unamortized debt issuance costs of $8,927,000 related to the 8.125% Senior Notes. In addition, the Company expects to recognize a significantly lower income tax provision in the second quarter of 2013 due to the loss on debt extinguishment.

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

In April 2013, as more fully described in Note 14 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we redeemed all of our $750.0 million 8.125% senior notes. As a result, we incurred an $89.9 million loss on debt extinguishment, which will be recognized during the three months ended June 30, 2013.

In March 2013, as more fully described in Note 9 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we issued $1.5 billion aggregate principal amount of senior notes, which is referred to as the senior notes offering, consisting of $500.0 million aggregate principal amount of 4.875% senior notes due April 1, 2020, which are referred to as the 4.875% senior notes, and $1.0 billion aggregate principal amount of 5.375% senior notes due April 1, 2023, which are referred to as the 5.375% senior notes. We used a portion of the net proceeds from the senior notes offering for the redemption of our 8.125% senior notes and intend to use the remaining net proceeds for general corporate purposes, including the funding of our expansion activities and distributions to our stockholders in connection with our proposed conversion to a real estate investment trust, which is referred to as a REIT.

Overview

Equinix provides global data center services that protect and connect the world’s most valued information assets. Global enterprises, financial services companies, and content and network service providers rely upon Equinix’s leading insight and data centers in 31 markets around the world for the safehousing of their critical IT equipment and the ability to directly connect to the networks that enable today’s information-driven economy. Equinix offers the following solutions: (i) premium data center colocation, (ii) interconnection and (iii) exchange and outsourced IT infrastructure services. As of March 31, 2013, we operated or had partner IBX data centers in the Atlanta, Boston, Chicago, Dallas, Denver, Los Angeles, Miami, New York, Philadelphia, Rio De Janeiro, Sao Paulo, Seattle, Silicon Valley, Toronto and Washington, D.C. metro areas in the Americas region; France, Germany, Italy, the Netherlands,

Switzerland, the United Arab Emirates and the United Kingdom in the EMEA region; and Australia, Hong Kong, Indonesia, Japan, China and Singapore in the Asia-Pacific region.

We leverage our global data centers in 31 markets around the world as a global platform which allows our customers to increase information and application delivery performance while significantly reducing costs. Based on our global platform and the quality of our IBX data centers, we believe we have established a critical mass of customers. As more customers locate in our IBX data centers, it benefits their suppliers and business partners to colocate as well in order to gain the full economic and performance benefits of our offerings. These partners, in turn, pull in their business partners, creating a “marketplace” for their services. Our global platform enables scalable, reliable and cost-effective colocation, interconnection and traffic exchange thus lowering overall cost and increasing flexibility. Our focused business model is based on our critical mass of customers and the resulting “marketplace” effect. This global platform, combined with our strong financial position, continues to drive new customer growth and bookings as we drive scale into our global business.

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

Excluding the impact of acquisitions of the Dubai IBX data center, Asia Tone Limited, referred to as Asia tone, and ancotel GmbH, referred to as ancotel, our customer count increased to approximately 6,228 as of March 31, 2013 versus approximately 5,661 as of March 31, 2012, an increase of 10%. This increase was due to organic growth in our business. Our utilization rate represents the percentage of our cabinet space billing versus net sellable cabinet space available, taking into account power limitations. Excluding Asia Tone and ancotel, our utilization rate decreased to approximately 75% as of March 31, 2013 versus approximately 81% as of March 31, 2012; however, excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our utilization rate would have increased to approximately 83% as of March 31, 2013. Our utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our centers even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.

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

If we are able to convert to and qualify as a REIT, we will generally be permitted to deduct from federal income taxes the dividends we pay to our stockholders. The income represented by such dividends would not be subject to federal taxation at the entity level but would be taxed, if at all, at the stockholder level. Nevertheless, the income of our domestic taxable REIT subsidiaries, or TRS, which will hold our U.S. operations that may not be REIT-compliant, will be subject, as applicable, to federal and state corporate income tax. Likewise, our foreign subsidiaries will continue to be subject to foreign income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRS or through qualified REIT subsidiaries, or QRS. We will also be subject to a separate corporate income tax on any gains recognized during a specified period (generally 10 years) following the REIT conversion that are attributable to “built-in” gains with respect to the assets that we own on the date we convert to a REIT. Our ability to qualify as a REIT will depend upon our continuing compliance following our REIT conversion with various requirements, including requirements related to the nature of our assets, the sources of our income and the distributions to our stockholders. If we fail to qualify as a REIT, we will be subject to federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property. In particular, while state income tax regimes often parallel the federal income tax regime for REITs described above, many states do not completely follow federal rules and some may not follow them at all.

The REIT conversion implementation currently includes seeking a private letter ruling, or PLR, from the IRS. Our PLR request has multiple components, and the conversion to a REIT will require favorable rulings from the IRS on numerous technical tax issues, including classification of our data center assets as qualified real estate assets. We submitted the PLR request to the IRS in 2012, but the IRS may not provide a PLR until late in 2013 or at all.

We currently estimate that we will incur approximately $50.0 to $80.0 million in costs to support the REIT conversion, in addition to related tax liabilities associated with a change in our method of depreciating and amortizing various data center assets for tax purposes from our prior method to current methods that are more consistent with the characterization of such assets as real property for REIT purposes. The total recapture of depreciation and amortization expenses across all relevant assets is expected to result in federal and state tax liability of approximately $340.0 to $420.0 million, which amount will be payable in the four-year period starting in 2012 even if we abandon the REIT conversion for any reason, including the failure to receive the PLR we are seeking. Prior to the decision to convert to a REIT, our balance sheet reflected our income tax liability as a non-current deferred tax liability. As a result of the decision to convert to a REIT, our non-current tax liability will be gradually and proportionally reclassified from non-current to current over the four-year period, which started in the third quarter of 2012. The current liability reflects the tax liability that relates to additional taxable income expected to be recognized within the twelve-month period from the date of the balance sheet. If the REIT conversion is successful, we also expect to incur an additional $5.0 to $10.0 million in annual compliance costs in future years. We expect to pay between $150.0 to $225.0 million in cash taxes during 2013.

Results of Operations

Our results of operations for three months ended March 31, 2013 include the operations of ancotel, Asia Tone and the Dubai IBX data center.

Constant Currency Presentation

Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies such as the Brazilian reais, British pound, Canadian dollar, Euro, Swiss franc, Australian dollar, Hong Kong dollar, Japanese yen, Singapore dollar and United Arab Emirates dirham. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities with functional currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the three months ended March 31, 2012 are used as exchange rates for the three months ended March 31, 2013 when comparing the three months ended March 31, 2013 with the three months ended March 31, 2012).

Three Months Ended March 31, 2013 and 2012

Revenues. Our revenues for the three months ended March 31, 2013 and 2012 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three months ended March 31,				% change
	2013	%	2012	%	Actual	Constant currency
Americas:
Recurring revenues	$295,847	57%	$270,032	61%	10%	11%
Non-recurring revenues	12,707	2%	9,097	2%	40%	40%

	308,554	59%	279,129	63%	11%	12%

EMEA:
Recurring revenues	113,282	22%	91,533	21%	24%	24%
Non-recurring revenues	7,012	2%	9,803	2%	(28%)	(29%)

	120,294	24%	101,336	23%	19%	19%

Asia-Pacific:
Recurring revenues	86,142	16%	59,325	13%	45%	48%
Non-recurring revenues	4,465	1%	3,455	1%	29%	36%

	90,607	17%	62,780	14%	44%	47%

Total:
Recurring revenues	495,271	95%	420,890	95%	18%	19%
Non-recurring revenues	24,184	5%	22,355	5%	8%	9%

	$519,455	100%	$443,245	100%	17%	18%

Americas Revenues. Growth in Americas revenues was primarily due to $10.9 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, Dallas, Los Angeles, Miami, New York, Seattle and Washington, D.C. metro areas and an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above. During the three months ended March 31, 2013, the U.S. dollar was generally stronger relative to the Canadian dollar and Brazilian reais than during the three months ended March 31, 2012, resulting in approximately $2.8 million of unfavorable foreign currency impact to our Americas revenues during the three months ended March 31, 2013 when compared to average exchange rates of the three months ended March 31, 2012. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Dallas, Rio de Janeiro, Silicon Valley, Toronto and Washington, D.C. metro areas, which are expected to open during the remainder of 2013 and 2014. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

EMEA Revenues. Our revenues from the U.K., the largest revenue contributor in the EMEA region for the period, represented approximately 36% and 40%, respectively, of the regional revenues during the three months ended March 31, 2013 and 2012. Our EMEA revenue growth was due to (i) $6.4 million of additional revenue from the impact of the Dubai IBX data center and ancotel acquisitions, (ii) approximately $7.6 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Frankfurt, London and Paris metro areas and (iii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, partially offset by lower non-recurring revenues such as rental revenues and certain custom services provided to our customers. During the three months ended March 31, 2013, the impact of foreign currency fluctuations to our EMEA revenues was not significant when compared to average exchange rates of the three months ended March 31, 2012. We expect that our EMEA revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Frankfurt, London and Zurich metro areas, which are expected to open during the remainder of 2013. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 37% and 40%, respectively, of the regional revenues for the three months ended March 31, 2013 and 2012. Our Asia-Pacific revenue growth was due to (i) $12.9 million of additional revenue from the impact of the Asia Tone acquisition, (ii) approximately $1.8 million of revenue generated from our recently-opened IBX data center expansions in the Hong Kong, Singapore, Sydney and Tokyo metro areas and (iii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above. During the three months ended March 31, 2013, the U.S. dollar was generally stronger relative to the Australian dollar and Japanese yen than during the three months ended March 31, 2012, resulting in approximately $2.0 million of unfavorable foreign currency impact to our Asia-Pacific revenues during the three months ended March 31, 2013 when compared to average exchange rates of the three months ended March 31, 2012. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX data center expansions and additional expansions currently taking place in the Tokyo and Singapore metro areas, which are expected to open during the remainder of 2013. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, or changes or amendments to customers’ contracts.

Cost of Revenues. Our cost of revenues for the three months ended March 31, 2013 and 2012 were split among the following geographic regions (dollars in thousands):

	Three months ended March 31,				% change
	2013	%	2012	%	Actual	Constant currency
Americas	$143,552	55%	$128,113	59%	12%	13%
EMEA	63,701	25%	51,138	24%	25%	24%
Asia-Pacific	52,015	20%	37,847	17%	37%	41%

Total	$259,268	100%	$217,098	100%	19%	21%

	Three months ended March 31,
	2013	2012
Cost of revenues as a percentage of revenues:
Americas	47%	46%
EMEA	53%	50%
Asia-Pacific	57%	60%
Total	50%	49%

Americas Cost of Revenues. Our Americas cost of revenues for the three months ended March 31, 2013 and 2012 included $53.0 million and $47.1 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX data center expansion activity. Excluding depreciation expense, the increase in our Americas cost of revenues was primarily due to $3.4 million of higher taxes, including property taxes, and $2.5 million of higher costs associated with certain custom services provided to our customers. During the three months ended March 31, 2013, the impact of foreign currency fluctuations to our Americas cost of revenues was not significant when compared to average exchange rates of the three months ended March 31, 2012. We expect Americas cost of revenues to increase as we continue to grow our business.

EMEA Cost of Revenues. Our EMEA cost of revenues for the three months ended March 31, 2013 and 2012 included $19.4 million and $15.5 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX data center expansion activity and acquisitions. Excluding depreciation expense, the increase in our EMEA cost of revenues was primarily due to the impact of the Dubai IBX data center and ancotel acquisitions, which resulted in $2.6 million of additional cost of revenues for the three months ended March 31, 2013, as well as higher utility costs, compensation expense and professional fees to support our growth. During the three months ended March 31, 2013, the impact of foreign currency fluctuations to our EMEA cost of revenues was not significant when compared to average exchange rates of the three months ended March 31, 2012. We expect EMEA cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Our Asia-Pacific cost of revenues for the three months ended March 31, 2013 and 2012 included $20.5 million and $15.4 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX data center expansion activity and the Asia Tone acquisition. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily due to the impact of the Asia Tone acquisition, which resulted in $5.5 million of additional cost of revenues, and higher utility costs and rent and facility costs. During the three months ended March 31, 2013, the impact of foreign currency fluctuations to our Asia-Pacific cost of revenues was not significant when compared to average exchange rates of the three months ended March 31, 2012. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended March 31, 2013 and 2012 were split among the following geographic regions (dollars in thousands):

	Three months ended March 31,				% change
	2013	%	2012	%	Actual	Constant currency
Americas	$35,576	61%	$30,928	67%	15%	16%
EMEA	15,904	27%	10,484	22%	52%	53%
Asia-Pacific	6,796	12%	4,998	11%	36%	39%

Total	$58,276	100%	$46,410	100%	26%	27%

	Three months ended March 31,
	2013	2012
Sales and marketing expenses as a percentage of revenues:
Americas	12%	11%
EMEA	13%	10%
Asia-Pacific	8%	8%
Total	11%	10%

Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to $4.5 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (347 Americas sales and marketing employees as of March 31, 2013 versus 286 as of March 31, 2012). During the three months ended March 31, 2013, the impact of foreign currency fluctuations to our Americas sales and marketing expenses was not significant when compared to average exchange rates of the three months ended March 31, 2012. Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Americas sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in Americas sales and marketing initiatives, we believe our Americas sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.

EMEA Sales and Marketing Expenses. The increase in our EMEA sales and marketing expenses was primarily due to (i) $2.5 million of additional sales and marketing expenses from the impact of the Dubai IBX data center and ancotel acquisitions and (ii) $2.8 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (157 EMEA sales and marketing employees as of March 31, 2013 versus 123 as of March 31, 2012). For the three months ended March 31, 2013, the impact of foreign currency fluctuations to our EMEA sales and marketing expenses was not significant when compared to average exchange rates of the three months ended March 31, 2012. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our EMEA sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in EMEA sales and marketing initiatives, we believe our EMEA sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to $1.2 million of additional sales and marketing expenses from the impact of the Asia Tone acquisition. For the three months ended March 31, 2013, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the three months ended March 31, 2012. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Asia-Pacific sales and marketing expenses have increased. Although we anticipate that we will continue to invest in Asia-Pacific sales and marketing initiatives, we believe our Asia-Pacific sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2013 and 2012 were split among the following geographic regions (dollars in thousands):

	Three months ended March 31,				% change
	2013	%	2012	%	Actual	Constant currency
Americas	$63,431	71%	$58,612	75%	8%	9%
EMEA	17,744	20%	12,306	16%	44%	45%
Asia-Pacific	8,510	9%	7,398	9%	15%	15%

Total	$89,685	100%	$78,316	100%	15%	15%

	Three months ended March 31,
	2013	2012
General and administrative expenses as a percentage of revenues:
Americas	21%	21%
EMEA	15%	12%
Asia-Pacific	9%	12%
Total	17%	18%

Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to $4.0 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (688 Americas general and administrative employees as of March 31, 2013 versus 671 as of March 31, 2012). During the three months ended March 31, 2013, the impact of foreign currency fluctuations to our Americas general and administrative expenses was not significant when compared to average exchange rates of the three months ended March 31, 2012. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments into improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including this investment in our back office systems and the REIT conversion process.

EMEA General and Administrative Expenses. The increase in our EMEA general and administrative expenses was primarily due to additional general and administrative expenses from the impact of the Dubai IBX data center and ancotel acquisitions and higher compensation costs. The impact of foreign currency fluctuations to our EMEA general and administrative expenses for the three months ended March 31, 2013 was not significant when compared to average exchange rates of the three months ended March 31, 2012. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to additional general and administrative expenses from the impact of the Asia Tone acquisition and higher compensation costs. For the three months ended March 31, 2013, the impact of foreign currency fluctuations to our Asia-Pacific general and administrative expenses was not significant when compared to average exchange rates of the three months ended March 31, 2012. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Acquisition Costs. During the three months ended March 31, 2013, we recorded acquisition costs totaling $3.7 million primarily attributed to Americas region. During the three months ended March 31, 2012, we recorded acquisition costs totaling $675,000 primarily attributed to our Asia-Pacific region.

Interest Income. Interest income increased to $747,000 for the three months ended March 31, 2013 from $691,000 for the three months ended March 31, 2012. Interest income increased primarily due to higher yields on foreign invested balances. The average annualized yield for the three months ended March 31, 2013 was 0.27% versus 0.23% for the three months ended March 31, 2012. We expect our interest income to remain at these low levels for the foreseeable future due to the impact of a continued low interest rate environment and a portfolio more weighted towards short-term securities.

Interest Expense. Interest expense increased to $60.3 million for the three months ended March 31, 2013 from $52.8 million for the three months ended March 31, 2012. This increase in interest expense was primarily due to the impact of our $1.5 billion senior notes offering in March 2013, additional financings such as various capital lease and other financing obligations to support our expansion projects and less capitalized interest expense. During the three months ended March 31, 2013 and 2012, we capitalized $2.9 million and $5.6 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we recognize the full impact of our $1.5 billion senior notes offering, partially offset by the redemption of our 8.125% senior notes in April 2013, which will contribute approximately $17.6 million in interest expense annually. However, we may incur additional indebtedness to support our growth, resulting in higher interest expense.

Other Income (Expense). We recorded $459,000 and $154,000, respectively, of other expense for the three months ended March 31, 2013 and 2012, primarily due to foreign currency exchange losses during the periods.

Income Taxes. For the three months ended March 31, 2013 and 2012, we recorded $12.2 million and $13.9 million of income tax expenses, respectively. Our effective tax rates were 25.1% and 28.6% for the three months ended March 31, 2013 and 2012, respectively. We expect to recognize a lower income tax provision in 2013 due to lower profitability in certain jurisdictions with higher tax rates. In addition, we expect cash income taxes during the remainder of 2013 to increase primarily related to the impacts of recognizing the depreciation and amortization recapture as a result of the change of our method of depreciating and amortizing various data center assets for tax purposes in connection with our REIT conversion plan. The cash taxes for 2013 and 2012 are primarily for U.S. federal and state income taxes and foreign income taxes in certain foreign jurisdictions.

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

Net Income from Discontinued Operations. During the three months ended March 31, 2013, we did not have any discontinued operations. For the three months ended March 31, 2012, our net income from discontinued operations was $199,000. For additional information, see “Discontinued Operations” in Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the performance of the segment, measure the operational cash generating abilities of the segment and develop regional growth strategies such as IBX data center expansion decisions. Our adjusted EBITDA for the three months ended March 31, 2013 and 2012 were split among the following geographic regions (dollars in thousands):

	Three months ended March 31,				% change
	2013	%	2012	%	Actual	Constant currency
Americas	$146,530	60%	$133,198	63%	10%	11%
EMEA	49,054	20%	46,884	22%	5%	5%
Asia-Pacific	47,876	20%	30,514	15%	57%	60%

Total	$243,460	100%	$210,596	100%	16%	16%

Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was primarily due to our improved income from continuing operations, higher add-back depreciation expense due to our IBX data center expansion activity and higher add-back stock-based compensation expense due to both headcount growth (1,872 Americas employees as of March 31, 2013 versus 1,800 as of March 31, 2012) and an increase in the fair value of equity awards granted.

EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to the impact of the Dubai IBX data center and ancotel acquisitions, which generated $1.4 million of adjusted EBITDA during the three months ended March 31, 2013.

Asia-Pacific Adjusted EBITDA. The increase in our Asia-Pacific adjusted EBITDA was primarily due to our improved income from continuing operations and higher add-back depreciation expense due to the impact of the Asia Tone acquisition and our IBX data center expansion activity. Our Asia-Pacific adjusted EBITDA for the three months ended March 31, 2013, included $6.7 million of adjusted EBITDA from the impact of the Asia Tone acquisition.

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

In addition, in presenting the non-GAAP financial measures, we exclude amortization expense related to certain intangible assets, as it represents a cost that may not recur and is not a good indicator of our current or future operating performance. We exclude accretion expense, both as it relates to asset retirement obligations as well as accrued restructuring charge liabilities, as these expenses represent costs which we believe are not meaningful in evaluating our current operations. We exclude stock-based compensation expense as it primarily represents expense attributed to equity awards that have no current or future cash obligations. As such, we, and many investors and analysts, exclude this stock-based compensation expense when assessing the cash generating performance of our continuing operations. We also exclude restructuring charges from our non-GAAP financial measures. The restructuring charges relate to our decisions to exit leases for excess space adjacent to several of our IBX data centers, which we did not intend to build out, or our decision to reverse such restructuring charges, or severance charges related to the Switch and Data acquisition. We also exclude impairment charges related to certain long-lived assets. The impairment charges are related to expense recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets are not recoverable. Finally, we exclude acquisition costs from our non-GAAP financial measures. The acquisition costs relate to costs we incur in connection with business combinations. Management believes such items as restructuring charges, impairment charges and acquisition costs are non-core transactions; however, these types of costs will or may occur in future periods.

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

We define adjusted EBITDA as income or loss from continuing operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges and acquisition costs as presented below (in thousands):

	Three months ended March 31,
	2013	2012
Income from continuing operations	$108,564	$100,746
Depreciation, amortization and accretion expense	108,531	90,150
Stock-based compensation expense	22,703	19,025
Acquisitions costs	3,662	675

Adjusted EBITDA	$243,460	$210,596

Our adjusted EBITDA results have improved each year and in each region in total dollars due to the improved operating results discussed earlier in “Results of Operations”, as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in “Overview”. Although we have also been investing in our future growth as described above (e.g. through additional IBX data center expansions, acquisitions and increased investments in sales and marketing expenses), we believe that our adjusted EBITDA results will continue to improve in future periods as we continue to grow our business.

Liquidity and Capital Resources

As of March 31, 2013, our total indebtedness was comprised of (i) convertible debt principal totaling $769.7 million from our 3.00% convertible subordinated notes and our 4.75% convertible subordinated notes (gross of discount) and (ii) non-convertible debt and financing obligations totaling $3.8 billion consisting of (a) $3.0 billion of principal from our 8.125%, 7.00%, 5.375% and 4.875% senior notes, (b) $226.9 million of principal from our loans payable and (c) $584.4 million from our capital lease and other financing obligations. In March 2013, we received gross proceeds of $1.5 billion from the senior notes offering. In April 2013, we redeemed the $750.0 million 8.125% senior notes with $830.9 million of cash.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, payment of tax liabilities related to the decision to convert to a REIT (see below) and completion of our publicly-announced expansion projects. As of March 31, 2013, we had $1.2 billion of cash, cash equivalents and short-term and long-term investments, of which approximately $1.0 billion was held in the U.S. Additionally, as more fully described in Note 9 to Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, as of March 31, 2013, we had an $843.5 million current portion of restricted cash, of which $836.4 million was from the proceeds of the senior notes offering in March 2013 and was used to redeem our 8.125% senior notes in April 2013. We believe that our current expansion activities in the U.S. can be funded with our U.S.-based cash and cash equivalents and investments. Besides our investment portfolio, additional liquidity available to us from the U.S. financing and any further financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base and have continued to experience relatively strong collections, if the current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity.

Additionally, approximately 18% of our gross trade receivables are attributable to our EMEA region, and due to the risks posed by the current European debt crisis and credit downgrade, our EMEA-based customers may have difficulty paying us. As a result, our liquidity could be adversely impacted by the possibility of increasing trade receivable aging and higher allowances for doubtful accounts.

As of March 31, 2013, we had a total of approximately $528.2 million of additional liquidity available to us under the U.S. financing. While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and to complete our publicly-announced IBX data center expansion plans, we may pursue additional expansion opportunities, primarily the build out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions, and have also announced our planned conversion to a REIT (see below). While we expect to fund these expansion plans with our existing resources, additional financing, either debt or equity, may be required to pursue certain new or unannounced additional expansion plans, including acquisitions. However, if current market conditions were to deteriorate, we may be unable to secure additional financing or any such additional financing may only be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.

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

There are significant tax and other costs associated with implementing the REIT conversion, and certain tax liabilities may be incurred regardless of the whether we ultimately succeed in converting to a REIT. We currently estimate that we will incur approximately $50.0 to $80.0 million in costs to support the REIT conversion, in addition to related tax liabilities associated with a change in our method of depreciating and amortizing various data center assets for tax purposes from our prior method to current methods that are more consistent with the characterization of such assets as real property for REIT purposes. The total recapture of depreciation and amortization expenses across all relevant assets is expected to result in federal and state tax liability of approximately $340.0 to $420.0 million, which amount will be payable in the four-year period starting in 2012 even if we abandon the REIT conversion for any reason, including the failure to receive the PLR we are seeking. We expect to utilize all our net operating loss carryforwards for federal and state income tax purposes in 2013. If the REIT conversion is successful, we also expect to incur an additional $5.0 to $10.0 million in annual compliance costs in future years.

Sources and Uses of Cash

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$84,181	$125,993
Net cash provided by (used in) investing activities	(1,142,540)	269,433
Net cash provided by (used in) financing activities	1,496,760	(43,950)

Operating Activities. The decrease in net cash provided by operating activities was primarily due to unfavorable working capital activities such as growth in accounts receivables and increased payments of certain accounts payable and accrued expenses as well as $19.0 million of excess tax benefits from stock-based compensation, partially offset by improved operating results. Although our collections remain strong, it is possible for some large customer receivables that were anticipated to be collected in one quarter to slip to the next quarter. For example, some large customer receivables that were anticipated to be collected in March 2013 were instead collected in April 2013, which negatively impacted cash flows from operating activities for the three months ended March 31, 2013. We expect that we will continue to generate cash from our operating activities during the remainder of 2013 and beyond.

Investing Activities. The net cash used in investing activities for the three months ended March 31, 2013 was primarily due to the deposit of $836.4 million of proceeds from the senior notes offering in March 2013 into a restricted cash account for the redemption of the 8.125% senior notes, $296.5 million of purchases of investments and $75.7 million of capital expenditures as a result of expansion activity. The net cash provided by investing activities for the three months ended March 31, 2012 was primarily due to $443.7 million of maturities and sales of investments and $68.6 million of release of restricted cash primarily related to payments made in connection with the Paris 4 IBX financing, partially offset by $145.5 million of capital expenditures as a result of expansion activity and $97.4 million of purchases of investments. During 2013, we expect that our IBX expansion construction activity will be similar to our 2012 levels. However, if the opportunity to expand is greater than planned and we have sufficient funding to increase the expansion opportunities available to us, we may increase the level of capital expenditures to support this growth as well as pursue additional acquisitions or joint ventures.

Financing Activities. The net cash provided by financing activities for the three months ended March 31, 2013 was primarily due to $1.5 billion of proceeds from the senior notes offering in March 2013 and $14.4 million of proceeds from employee equity awards, partially offset by $19.0 million of debt issuance costs and $17.6 million of repayments of various long-term debt and capital lease and other financing obligations. The net cash used in financing activities for the three months ended March 31, 2012 was primarily due to $10.1 million of repayments of principal on the Asia-Pacific debt facility, $55.4 million repayment of principal on the Paris 4 IBX financing and $13.4 million of purchases of treasury stock, partially offset by $30.5 million of proceeds from employee equity awards and $8.9 million of proceeds from an ALOG debt facility. Going forward, we expect that our financing activities will consist primarily of repayment of our debt for the foreseeable future, including the $750.0 million 8.125% senior notes, which were settled in April 2013. However, we may pursue additional financings in the future to support expansion opportunities, additional acquisitions or joint ventures.

Debt Obligations

4.875% Senior Notes and 5.375% Senior Notes. In March 2013, we issued $1.5 billion aggregate principal amount of senior notes, which consist of $500.0 million aggregate principal amount of 4.875% senior notes due April 1, 2020 and $1.0 billion aggregate principal amount of 5.375% senior notes due April 1, 2023. Interest on both the 4.875% senior notes and the 5.375% senior notes is payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2013.

The 4.875% senior notes and the 5.375% senior notes are governed by separate indentures dated March 5, 2013, which is referred to as the senior notes indentures, between us, as issuer, and U.S. Bank National Association, as trustee (the “Senior Notes Indentures”). The senior notes indentures contain covenants that limit our ability and the ability of our subsidiaries to, among other things:

•	incur additional debt;

•	pay dividends or make other restricted payments;

•	purchase, redeem or retire capital stock or subordinated debt;

•	make asset sales;

•	enter into transactions with affiliates;

•	incur liens;

•	enter into sale-leaseback transactions;

•	provide subsidiary guarantees;

•	make investments; and

•	merge or consolidate with any other person.

Each of these restrictions has a number of important qualifications and exceptions. The 4.875% senior notes and the 5.375% senior notes are unsecured and rank equal in right of payment with our existing or future senior debt and senior in right of payment to our existing and future subordinated debt. The 4.875% senior notes and the 5.375% senior notes are effectively junior with our secured indebtedness and indebtedness of our subsidiaries.

At any time prior to April 1, 2016, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 4.875% senior notes outstanding at a redemption price equal to 104.875% of the principal amount of the 4.875% senior notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date, with the net cash proceeds of one or more equity offerings; provided that (i) at least 65% of the aggregate principal amount of the 4.875% senior notes issued under the 4.875% senior notes indenture remains outstanding immediately after the occurrence of such redemption (excluding the 4.875% senior notes held by us and our subsidiaries); and (ii) the redemption must occur within 90 days of the date of the closing of such equity offering.

On or after April 1, 2017, we may redeem all or a part of the 4.875% senior notes, on any one or more occasions, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, to, but not including, the applicable redemption date, if redeemed during the twelve-month period beginning on April 1 of the years indicated below:

Redemption price of the 4.875% Senior Notes
2017	102.438%
2018	101.219%
2019 and thereafter	100.000%

At any time prior to April 1, 2017, we may also redeem all or a part of the 4.875% senior notes at a redemption price equal to 100% of the principal amount of the 4.875% senior notes redeemed plus an applicable premium, which is referred to as the 4.875% senior notes applicable premium, and accrued and unpaid interest, if any, to, but not including, the date of redemption, which is referred to as the 4.875% senior notes redemption date. The 4.875% senior notes applicable premium means the greater of:

•	1.0% of the principal amount of the 4.875% senior notes; and

•

the excess of: (a) the present value at such redemption date of (i) the redemption price of the 4.875% senior notes at April 1, 2017 as shown in the above table, plus (ii) all required interest payments due on the 4.875% senior notes through April 1, 2017 (excluding accrued but unpaid interest, if any, to, but not including the 4.875% senior notes redemption date), computed using a discount rate equal to the yield to maturity of the U.S. Treasury securities with a constant maturity most nearly equal to the period from the 4.875% senior notes redemption date to April 1, 2017, plus 0.50%; over (b) the principal amount of the 4.875% senior notes.

At any time prior to April 1, 2016, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 5.375% senior notes outstanding at a redemption price equal to 105.375% of the principal amount of the 5.375% senior notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date, with the net cash proceeds of one or more equity offerings; provided that (i) at least 65% of the aggregate principal amount of the 5.375% senior notes issued under the 5.375% senior notes indenture remains outstanding immediately after the occurrence of such redemption (excluding the 5.375% senior notes held by us and our subsidiaries); and (ii) the redemption must occur within 90 days of the date of the closing of such equity offering.

On or after April 1, 2018, we may redeem all or a part of the 5.375% senior notes, on any one or more occasions, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, to, but not including, the applicable redemption date, if redeemed during the twelve-month period beginning on April 1 of the years indicated below:

Redemption price of the 5.375% Senior Notes
2018	102.688%
2019	101.792%
2020	100.896%
2021 and thereafter	100.000%

At any time prior to April 1, 2018, we may also redeem all or a part of the 5.375% senior notes at a redemption price equal to 100% of the principal amount of the 5.375% senior notes redeemed plus an applicable premium, which is referred to as the 5.375% senior notes applicable premium, and accrued and unpaid interest, if any, to, but not including, the date of redemption, which is referred to as the 5.375% senior notes redemption date. The 5.375% senior notes applicable premium means the greater of:

•	1.0% of the principal amount of the 5.375% senior notes; and

•

the excess of: (a) the present value at such redemption date of (i) the redemption price of the 5.375% senior notes at April 1, 2018 as shown in the above table, plus (ii) all required interest payments due on the 5.375% senior notes through April 1, 2018 (excluding accrued but unpaid interest, if any, to, but not including the 5.375% senior notes redemption date), computed using a discount rate equal to the yield to maturity of the U.S. Treasury securities with a constant maturity most nearly equal to the period from the 5.375% senior notes redemption date to April 1, 2018, plus 0.50%; over (b) the principal amount of the 5.375% senior notes.

Debt issuance costs related to the 4.875% senior notes and 5.375% senior notes, net of amortization, were $20.2 million as of March 31, 2013. In March 2013, we placed $836.4 million of the proceeds from the issuance of the 4.875% and 5.375 senior notes into a restricted cash account for the redemption of the 8.125% senior notes.

8.125% Senior Notes. In February 2010, we issued $750.0 million aggregate principal amount of 8.125% senior notes due March 1, 2018. The indenture governing the 8.125% senior notes permitted us to redeem the 8.125% senior notes at the redemption prices set forth in the 8.125% senior notes indenture plus accrued and unpaid interest to, but not including the redemption date.

In April 2013, we redeemed all of the 8.125% senior notes and incurred a loss on debt extinguishment, which will be recorded in the second quarter of 2013. See Note 14 to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

U.S. Financing. In February 2013, we entered into an amendment to a credit agreement with a group of lenders for a $750.0 million credit facility, referred to as the U.S. financing, which is comprised of a $200.0 million term loan facility, referred to as the U.S. term loan, and a $550.0 million multicurrency revolving credit facility, referred to as the U.S. revolving credit line. The amendment modified certain definitions of items used in the calculation of the financial covenants with which we must comply on a quarterly basis to exclude the write-off of any unamortized debt issuance costs that were incurred in connection with the issuance of the 8.125% senior notes; to exclude one-time transaction costs, fees, premiums and expenses incurred by us in connection with the issuance of the 4.875% senior notes and 5.375% senior notes and the redemption of the 8.125% senior notes; and to exclude the 8.125% senior notes provided that certain conditions in connection with the redemption of the 8.125% senior notes were satisfied. The amendment also postponed the step-down of the maximum senior leverage ratio covenant from the three months ended March 31, 2013 to the three months ended September 30, 2013.

Contractual Obligations and Off-Balance-Sheet Arrangements

We lease a majority of our IBX data centers and certain equipment under non-cancelable lease agreements expiring through 2035. The following represents our debt maturities, financings, leases and other contractual commitments as of March 31, 2013 (in thousands):

	2013 (9 months)	2014	2015	2016	2017	Thereafter	Total
Convertible debt (1)	$—	$395,986	$—	$373,727	$—	$—	$769,713
Senior notes (2)	750,000	—	—	—	—	2,250,000	3,000,000
U.S. term loan (3)	30,000	40,000	40,000	40,000	20,000	—	170,000
ALOG financing (3)	—	14,162	14,162	14,161	7,081	—	49,566
Other loans payable (3)	36	—	—	—	—	—	36
Paris 4 IBX financing (4)	7,308	—	—	—	—	—	7,308
Interest (5)	135,407	225,871	214,254	203,166	192,168	597,418	1,568,284
Capital lease and other financing obligations (6)	42,730	62,105	66,467	70,024	70,140	605,030	916,496
Operating leases under accrued restructuring charges (7)	1,857	2,459	1,444	—	—	—	5,760
Operating leases (8)	86,288	113,464	96,205	84,902	82,129	415,902	878,890
Other contractual commitments (9)	270,560	75,260	32,703	632	577	—	379,732
Asset retirement obligations (10)	50	4,489	7,100	464	6,525	44,802	63,430
ALOG acquisition contingent consideration (11)	19,449	—	—	—	—	—	19,449
Redeemable non-controlling interests	—	96,891	—	—	—	—	96,891

	$1,343,685	$1,030,687	$472,335	$787,076	$378,620	$3,913,152	$7,925,555

(1)	Represents principal only. As of March 31, 2013, had the holders of the 3.00% convertible subordinated notes due 2014 converted their notes, the 3.00% convertible subordinated notes would have been convertible into approximately 3.6 million shares of our common stock, which would have a total value of $779.5 million based on the closing price of our common stock on March 28, 2013, the last trading day of our common stock during the three months ended March 31, 2013. As of March 31, 2013, had the holders of the 4.75% convertible subordinated notes due 2016 converted their notes, the 4.75% convertible subordinated notes would have been convertible into approximately 4.4 million shares of our common stock, which would have a total value of $958.8 million based on the closing price of our common stock on March 28, 2013, the last trading day of our common stock during the three months ended March 31, 2013.
(2)	In April 2013, the principal balance of the $750.0 million 8.125% senior notes due March 1, 2018 was redeemed plus approximately $80.9 million of applicable premium paid.
(3)	Represents principal only.
(4)	Represents total payments to be made under two agreements to purchase and develop the Paris 4 IBX center.
(5)	Represents interest on ALOG financing, convertible debt, senior notes, U.S. term loan and other loans payable based on their approximate interest rates as of March 31, 2013.
(6)	Represents principal and interest.
(7)	Excludes any subrental income.
(8)	Represents minimum operating lease payments, excluding potential lease renewals.
(9)	Represents off-balance sheet arrangements. Other contractual commitments are described below.
(10)	Represents liability, net of future accretion expense.
(11)	Represents the ALOG acquisition contingent consideration, subject to reduction for any post-closing balance sheet adjustments and any claims for indemnification, and includes the portion of the contingent consideration that will be funded by Riverwood Capital L.P., who has an indirect, non-controlling equity interest in ALOG.

In connection with certain of our leases and other contracts requiring deposits, we entered into 14 irrevocable letters of credit totaling $21.8 million under the senior revolving credit line. These letters of credit were provided in lieu of cash deposits under the senior revolving credit line. If the landlords for these IBX leases decide to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the senior revolving credit line. These contingent commitments are not reflected in the table above.

We had accrued liabilities related to uncertain tax positions totaling approximately $22.8 million as of March 31, 2013. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.

Primarily as a result of our various IBX data center expansion projects, as of March 31, 2013, we were contractually committed for $118.8 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2013 and thereafter, is reflected in the table above as “other contractual commitments.”

We had other non-capital purchase commitments in place as of March 31, 2013, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2013 and beyond. Such other purchase commitments as of March 31, 2013, which total $260.9 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $220 million to $250 million, in addition to the $118.8 million in contractual commitments discussed above as of March 31, 2013, in our various IBX data center expansion projects during 2013 and thereafter in order to complete the work needed to open these IBX data centers. These non-contractual capital expenditures are not reflected in the table above. If we so choose, whether due to economic factors or other considerations, we could delay these non-contractual capital expenditure commitments to preserve liquidity.

In March 2013, we entered into a lease for land and a building that we and the landlord will jointly develop into our third IBX data center in the Singapore metro area, referred to as the Singapore 3 lease. The Singapore 3 lease has a term of 20 years, with an option to purchase the property. If the option to purchase property is not exercised, we have options to extend the lease. The total cumulative minimum rent obligation over the term of the lease is approximately $160.1 million, exclusive of renewal periods.

Critical Accounting Policies and Estimates

Equinix’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by management’s application of accounting policies. On an on-going basis, management evaluates its estimates and judgments. Critical accounting policies for Equinix that affect our more significant judgment and estimates used in the preparation of our condensed consolidated financial statements include accounting for income taxes, accounting for business combinations, accounting for impairment of goodwill and accounting for property, plant and equipment, which are discussed in more detail under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

While there have been no significant changes in our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the three months ended March 31, 2013 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2012, the U.S. dollar strengthened relative to certain of the currencies of the foreign countries in which we operate during the three months ended March 31, 2013. This has significantly impacted our consolidated financial position and results of operations during this period, including the amount of revenue that we reported. Continued strengthening or weakening of the U.S. dollar will continue to have a significant impact to us in future periods.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Alleged Class Action and Shareholder Derivative Actions

On March 4, 2011, an alleged class action entitled Cement Masons & Plasterers Joint Pension Trust v. Equinix, Inc., et al., No. CV-11-1016-SC, was filed in the United States District Court for the Northern District of California, against Equinix and two of our officers. The suit asserts purported claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for allegedly misleading statements regarding our business and financial results. The suit is purportedly brought on behalf of purchasers of our common stock between July 29, 2010 and October 5, 2010, and seeks compensatory damages, fees and costs. Defendants filed a motion to dismiss on November 7, 2011. On March 2, 2012, the Court granted defendants’ motion to dismiss without prejudice and gave plaintiffs thirty days in which to amend their complaint. Pursuant to stipulation and order of the court entered on March 16, 2012, the parties agreed that plaintiffs would have up to and through May 2, 2012 to file a Second Amended Complaint. On May 2, 2012 plaintiffs filed a Second Amended Complaint asserting the same basic allegations as in the prior complaint. On June 15, 2012, defendants moved to dismiss the Second Amended Complaint. On September 19, 2012, the Court took the hearing on defendants’ motion to dismiss the Second Amended Complaint off calendar and notified the parties that it would make its decision on the pleadings. Subsequently, on September 24, 2012 the Court requested the parties submit supplemental briefing on or before October 9, 2012. The supplemental briefing was submitted on October 9, 2012. On December 5, 2012, the Court granted defendants’ motion to dismiss the Second Amended Complaint without prejudice and on January 15, 2013, Plaintiffs filed their Third Amended Complaint. On February 26, 2013, defendants moved to dismiss the Third Amended Complaint. The hearing on the motion to dismiss the Third Amended Complaint is currently set for June 7, 2013.

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

We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Unless otherwise specifically disclosed here or in Note 11 to Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we have determined that no provision for liability nor disclosure is required related to any claim against us because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized, if any, may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

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

Depending on the ultimate size and timing of the E&P distribution and the cash outlays associated with our conversion to a REIT, we may restructure or issue debt and/or issue equity to fund these disbursements, even if the then-prevailing market conditions are not favorable for these transactions. Whether we issue equity, at what price and amount and other terms of any such issuances will depend on many factors, including alternative sources of capital, our then existing leverage, our need for additional capital, market conditions and other factors beyond our control. If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing stockholders may be reduced. In addition, new equity securities or convertible debt securities could have rights, preferences, and privileges senior to those of our current stockholders, which could substantially decrease the value of our securities owned by them. Depending on the share price we are able to obtain, we may have to sell a significant number of shares in order to raise the capital we deem necessary to execute our long-term strategy, and our stockholders may experience dilution in the value of their shares as a result. Furthermore, satisfying our E&P distribution and other conversion costs may increase the financing we need to fund capital expenditures, future growth and expansion initiatives. As a result of our indebtedness could increase. See “Other Risks” for further information regarding our substantial indebtedness.

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

If we are successful in converting to a REIT, restrictions in our credit facilities and our indentures may prevent us from satisfying our REIT distribution requirements, and we could fail to qualify for taxation as a REIT. If these limits do not jeopardize our qualification for taxation as a REIT but nevertheless prevent us from distributing 100% of our REIT taxable income, we would be subject to federal corporate income tax, and potentially a nondeductible excise tax, on the retained amounts. See “Other Risks” for further information on our restrictive loan covenants.

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

We have a significant amount of debt. Notwithstanding our intention to become adjusted free cash flow positive in 2013, excluding REIT-related cash costs and tax liabilities, we may not achieve such goal and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, the E&P distribution or the other cash outlays associated with conversion to a REIT. As of March 31, 2013, our total indebtedness was approximately $4.5 billion, our stockholders’ equity was $2.3 billion and our cash and investments totaled $1.2 billion. In addition, as of March 31, 2013, we had approximately $528.2 million of additional liquidity available to us as a result of a $750.0 million credit facility agreement entered into with a group of lenders in the U.S. Some of our debt contains covenants which may limit our operating flexibility or may limit our ability to operate as a REIT. In addition to our substantial debt, we lease a majority of our IBX data centers and certain equipment under non-cancellable lease agreements, the majority of which are accounted for as operating leases. As of March 31, 2013, our total minimum operating lease commitments under those lease agreements, excluding potential lease renewals, was approximately $884.7 million, which represents off-balance sheet commitments.

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

Our most recent evaluation of our controls resulted in our conclusion that, as of December 31, 2012, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth, and to successfully implement our proposed REIT conversion and other systems upgrades designed to support our growth, will require us to develop our controls and reporting systems and implement or adopt new controls and reporting systems. If, in the future, our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.

If we cannot effectively manage our international operations, and successfully implement our international expansion plans, our revenues may not increase and our business and results of operations would be harmed.

For the years ended December 31, 2012, 2011 and 2010, we recognized approximately 44%, 41% and 38%, respectively, of our revenues outside the U.S. For the three months ended March 31, 2013, we recognized 46% of our revenues outside the U.S. We currently operate outside of the U.S. in Canada, Brazil, EMEA and Asia-Pacific.

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

Our international operations are generally subject to a number of additional risks, including:

•	the costs of customizing IBX data centers for foreign countries;

•	protectionist laws and business practices favoring local competition;

•	greater difficulty or delay in accounts receivable collection;

•	difficulties in staffing and managing foreign operations, including negotiating with foreign labor unions or workers’ councils;

•	difficulties in managing across cultures and in foreign languages;

•	political and economic instability;

•	fluctuations in currency exchange rates;

•	difficulties in repatriating funds from certain countries;

•	our ability to obtain, transfer, or maintain licenses required by governmental entities with respect to our business;

•	unexpected changes in regulatory, tax and political environments;

•	our ability to secure and maintain the necessary physical and telecommunications infrastructure;

•	compliance with the Foreign Corrupt Practices Act;

•	compliance with economic and trade sanctions enforced by the Office of Foreign Assets Control of the U.S. Department of Treasury; and

•	compliance with evolving governmental regulation with which we have little experience.

In addition, compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, economic and trade sanctions, U.S. laws such as the Foreign Corrupt Practices Act, and local laws which also prohibit corrupt payments to governmental officials. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our offerings in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate and address these risks and manage these difficulties.

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

Some customers have increased their use of high-density power equipment, such as blade servers, in our IBX data centers which has increased the demand for power on a per cabinet basis. Because many of our IBX data centers were built a number of years ago, the current demand for power may exceed the designed electrical capacity in these centers. As power, not space, is a limiting factor in many of our IBX data centers, our ability to fully utilize those IBX data centers may be limited. The ability to increase the power capacity of an IBX data center, should we decide to, is dependent on several factors including, but not limited to, the local utility’s ability to provide additional power; the length of time required to provide such power; and/or whether it is feasible to upgrade the electrical infrastructure of an IBX data center to deliver additional power to customers. Although we are currently designing and building to a higher power specification than that of many of our older IBX data centers, there is a risk that demand will continue to increase and our IBX data centers could become underutilized sooner than expected.

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

As of March 31, 2013, our accumulated deficit was $74.5 million. Although we have generated net income for each fiscal year since 2008, which was our first full year of net income since our inception, we are also currently investing heavily in our future growth through the build out of multiple additional IBX data centers and IBX data center expansions as well as acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial crisis may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We are subject to various legal proceedings, such as described in Note 11 to Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q. In addition, we may, in the future, be subject to other litigation. For example, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Litigation can be lengthy, expensive, and divert management’s attention and resources. Results cannot be predicted with certainty and an adverse outcome in litigation could result in monetary damages or injunctive relief that could seriously harm our business, results of operations, financial condition or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Amendment of the Restated Certificate of Incorporation	8-K	6/14/11	3.1

3.3	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.4	Amended and Restated Bylaws of the Registrant.	8-K	6/7/12	3.2

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Indenture dated September 26, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	9/26/07	4.4

4.3	Form of 3.00% Convertible Subordinated Note Due 2014 (see Exhibit 4.2).

4.4	Indenture dated June 12, 2009 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/12/09	4.1

4.5	Form of 4.75% Convertible Subordinated Note Due 2016 (see Exhibit 4.4).

4.6	Indenture dated July 13, 2011 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	7/13/11	4.1

4.7	Form of 7.00% Senior Note due 2021 (see Exhibit 4.6)	8-K	7/13/11	4.2

4.8	Indenture for the 2020 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/13	4.1

4.9	Form of 4.875% Senior Note due 2020 (see Exhibit 4.8)	8-K	3/5/13	4.2

4.10	Indenture for the 2023 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/13	4.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
4.11	Form of 5.375% Senior Note due 2023 (see Exhibit 4.10)	8-K	3/5/13	4.4

10.1	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99	10.5

10.2	2000 Equity Incentive Plan, as amended.	10-Q	3/31/12	10.2

10.3	2000 Director Option Plan, as amended.	10-K	12/31/07	10.4

10.4	2001 Supplemental Stock Plan, as amended.	10-K	12/31/07	10.5

10.5	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	S-8 (File No. 333-186873)	2/26/13	99.1

10.6	Letter Agreement, dated April 22, 2008, by and between Eric Schwartz and Equinix Operating Co., Inc.	10-Q	6/30/08	10.34

10.7	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/08	10.31

10.8	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/08	10.32

10.9	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.33

10.10	Severance Agreement by and between Peter Ferris and Equinix, Inc. dated December 17, 2008.	10-K	12/31/08	10.34

10.11	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.35

10.12	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.1

10.13	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between	8-K	6/12/09	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
	Equinix, Inc. and Deutsche Bank AG, London Branch.

10.14	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.3

10.15	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.4

10.16	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.5

10.17	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.6

10.18	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.7

10.19	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.8

10.20	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.9

10.21	Addendum to international assignment letter agreement by and between Eric Schwartz and Equinix Operating Co., Inc., dated February 17, 2010.	10-Q	3/31/10	10.42

10.22	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by	2/5/07	10.9

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
		Switch & Data Facilities Company, Inc.

10.23	Offer Letter from Equinix, Inc. to Charles Meyers dated September 28, 2010.	10-Q	9/30/10	10.40

10.24	Restricted Stock Unit Agreement for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	9/30/10	10.41

10.25	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30. 2010.	10-Q	9/30/10	10.42

10.26	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Ferris, Meyers, Smith, Taylor and Van Camp.	10-K	12/31/10	10.33

10.27	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.	10-K	12/31/10	10.34

10.28	Form of Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/11	10.34

10.29	Form of Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/11	10.35

10.30*	English Translation of Shareholders Agreement, dated as of April 25, 2011, among Equinix South America Holdings, LLC, RW Brasil Fundo de Investimento em Participaçðes and Zion RJ Participaçðes S.A., and, for the limited purposes set forth therein, Sidney Victor da Costa Breyer, Antonio Eduardo Zago de Carvalho, Equinix, Inc., Riverwood Capital L.P., Riverwood Capital Partners L.P. and Riverwood Capital Partners (Parallel – A) L.P.	10-Q	6/30/11	10.36

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.31	Lease Agreement between 2020 Fifth Avenue LLC and Switch & Data WA One LLC, dated October 13, 2011.	10-Q	9/30/11	10.37

10.32	Form of 2012 Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/12	10.38

10.33	Form of 2012 Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/12	10.39

10.34	Form of 2012 TSR Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/12	10.40

10.35	Form of 2012 TSR Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/12	10.41

10.36	Credit Agreement, by and among Equinix, Inc., as borrower, Equinix Operating Co., Inc., Equinix Pacific, Inc., Switch & Data Facilities Company, Inc., Switch & Data Holdings, Inc. and Equinix Services, Inc., as guarantors, the Lenders (defined therein), Bank of America, N.A., as administrative agent, a Lender and L/C issuer, Wells Fargo Bank, National Association, as syndication agent, the Co-Documentation Agents (defined therein) and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole book manager, dated June 28, 2012.	10-Q	6/30/12	10.39

10.37	English Translation of Shareholders’ Agreement, dated as of October 31, 2012, among Equinix South America Holdings, LLC, RW Brasil Fundo de Investimento em Participações, Sidney Victor da Costa Breyer and Antonio Eduardo Zago de Carvalho, and as intervening party, Alog Soluções de Tecnologia em Informática s.a., and, for the limited purposes set forth herein, Equinix, Inc., Riverwood Capital L.P.,	10-K	12/31/12	10.39

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
Riverwood Capital Partners L.P., Riverwood Capital Partners (Parallel – A) L.P. and Riverwood Capital Partners (Parallel – B) L.P.

10.38	Lease Agreement, by and between 271 Front Inc. and Equinix Canada Ltd., dated November 30, 2012.	10-K	12/31/12	10.40

10.39	Indemnity Agreement, by Equinix, Inc. in favor of 271 Front Inc., dated November 30, 2012.	10-K	12/31/12	10.41

10.40	International Long-Term Assignment Extension Letter, by and between Equinix Operating Co., Inc. and Eric Schwartz, dated December 21, 2012.	10-K	12/31/12	10.42

10.41	Third Amendment to Credit Agreement by and among Equinix, Inc., the lenders party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer thereunder, dated as of February 27, 2013.	8-K	3/5/13	10.1

10.42	Offer Letter from Equinix, Inc. to Sara Baack dated July 31, 2012.				X

10.43	Restricted Stock Unit Agreement for Sara Baack under the Equinix, Inc. 2000 Equity Incentive Plan.				X

10.44	Change in Control Severance Agreement by and between Sara Baack and Equinix, Inc. dated July 31, 2012.				X

10.45	Equinix, Inc. 2013 Incentive Plan.				X

10.46	Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.				X

10.47	Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.				X

10.48	Form of TSR Restricted Stock Unit Agreement for CEO and CFO.				X

10.49	Form of TSR Restricted Stock Unit Agreement for all other Section 16 officers.				X

10.50	Agreement to Develop and Lease,				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
by and between Equinix Singapore Pte Ltd and Mapletree Industrial Trust, dated March 27, 2013.

18.2	Preferable Accounting Principles Letter from Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm, dated April 24, 2013.				X

21.1	Subsidiaries of Equinix, Inc.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS**	XBRL Instance Document.				X

101.SCH**	XBRL Taxonomy Extension Schema Document.				X

101.CAL**	XBRL Taxonomy Extension Calculation Document.				X

101.DEF**	XBRL Taxonomy Extension Definition Document.				X

101.LAB**	XBRL Taxonomy Extension Labels Document.				X

101.PRE**	XBRL Taxonomy Extension Presentation Document.				X

*	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a

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

EQUINIX, INC.

Date: April 26, 2013

	By:	/S/ KEITH D. TAYLOR
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document
10.42	Offer Letter from Equinix, Inc. to Sara Baack dated July 31, 2012.

10.43	Restricted Stock Unit Agreement for Sara Baack under the Equinix, Inc. 2000 Equity Incentive Plan.

10.44	Change in Control Severance Agreement by and between Sara Baack and Equinix, Inc. dated July 31, 2012.

10.45	Equinix, Inc. 2013 Incentive Plan.

10.46	Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.

10.47	Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.

10.48	Form of TSR Restricted Stock Unit Agreement for CEO and CFO.

10.49	Form of TSR Restricted Stock Unit Agreement for all other Section 16 officers.

10.50	Agreement to Develop and Lease, by and between Equinix Singapore Pte Ltd and Mapletree Industrial Trust, dated March 27, 2013.

18.2	Preferable Accounting Principles Letter from Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm, dated April 24, 2013.

21.1	Subsidiaries of Equinix, Inc.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Document.

101.DEF**	XBRL Taxonomy Extension Definition Document.

101.LAB**	XBRL Taxonomy Extension Labels Document.

101.PRE**	XBRL Taxonomy Extension Presentation Document.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.