Form 10-Q
period 2013-06-30
EQUINIX INC
filed 2013-07-26
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s Common Stock as of June 30, 2013 was 49,418,143.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$517,496	$252,213
Short-term investments	323,460	166,492
Accounts receivable, net	201,336	163,840
Other current assets	55,317	57,206

Total current assets	1,097,609	639,751
Long-term investments	375,971	127,819
Property, plant and equipment, net	4,103,344	3,918,999
Goodwill	1,012,102	1,042,564
Intangible assets, net	184,740	201,562
Other assets	304,083	202,269

Total assets	$7,077,849	$6,132,964

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$258,027	$268,853
Accrued property, plant and equipment	101,015	63,509
Current portion of capital lease and other financing obligations	85,262	15,206
Current portion of loans payable	40,360	52,160
Other current liabilities	122,871	139,561

Total current liabilities	607,535	539,289
Capital lease and other financing obligations, less current portion	684,873	545,853
Loans payable, less current portion	164,919	188,802
Convertible debt	716,265	708,726
Senior notes	2,250,000	1,500,000
Other liabilities	245,768	230,843

Total liabilities	4,669,360	3,713,513

Redeemable non-controlling interests (Note 10)	96,614	84,178

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	50	49
Additional paid-in capital	2,651,396	2,583,371
Treasury stock	(36,284)	(36,676)
Accumulated other comprehensive loss	(200,082)	(101,042)
Accumulated deficit	(103,205)	(110,429)

Total stockholders’ equity	2,311,875	2,335,273

Total liabilities, redeemable non-controlling interests and stockholders’ equity	$7,077,849	$6,132,964

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(unaudited)
Revenues	$525,669	$457,249	$1,045,124	$900,494

Costs and operating expenses:
Cost of revenues	267,693	225,289	526,961	442,387
Sales and marketing	59,478	47,603	117,754	94,013
General and administrative	88,632	80,595	178,317	158,911
Restructuring charge	(4,837)	—	(4,837)	—
Acquisition costs	2,526	1,666	6,188	2,341

Total costs and operating expenses	413,492	355,153	824,383	697,652

Income from continuing operations	112,177	102,096	220,741	202,842
Interest income	917	963	1,664	1,654
Interest expense	(61,001)	(46,787)	(121,332)	(99,605)
Other income (expense)	2,768	(1,844)	2,309	(1,998)
Loss on debt extinguishment	(93,602)	—	(93,602)	—

Income (loss) from continuing operations before income taxes	(38,741)	54,428	9,780	102,893
Income tax benefit (expense)	10,612	(17,138)	(1,586)	(30,991)

Net income (loss) from continuing operations	(28,129)	37,290	8,194	71,902
Net income from discontinued operations, net of tax	—	350	—	549

Net income (loss)	(28,129)	37,640	8,194	72,451
Net income attributable to redeemable non-controlling interests	(529)	(1,193)	(970)	(1,481)

Net income (loss) attributable to Equinix	$(28,658)	$36,447	$7,224	$70,970

Earnings (loss) per share (“EPS”) attributable to Equinix:
Basic EPS from continuing operations	$(0.58)	$0.75	$0.15	$1.48
Basic EPS from discontinued operations	—	0.01	—	0.01

Basic EPS	$(0.58)	$0.76	$0.15	$1.49

Weighted-average shares	49,379	48,016	49,205	47,485

Diluted EPS from continuing operations	$(0.58)	$0.72	$0.14	$1.43
Diluted EPS from discontinued operations	—	0.01	—	0.01

Diluted EPS	$(0.58)	$0.73	$0.14	$1.44

Weighted-average shares	49,379	52,351	49,976	51,633

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(unaudited)
Net income (loss)	$(28,129)	$37,640	$8,194	$72,451

Other comprehensive loss, net of tax:
Foreign currency translation loss	(30,666)	(49,207)	(103,220)	(14,895)
Unrealized loss on available for sale securities	(458)	(177)	(360)	(99)

	(31,124)	(49,384)	(103,580)	(14,994)

Comprehensive income (loss), net of tax	(59,253)	(11,744)	(95,386)	57,457

Net income attributable to redeemable non-controlling interests	(529)	(1,193)	(970)	(1,481)
Other comprehensive loss attributable to redeemable non-controlling interests	5,309	3,974	4,540	2,915

Comprehensive income (loss) attributable to Equinix	$(54,473)	$(8,963)	$(91,816)	$58,891

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six months ended June 30,
	2013	2012
	(unaudited)
Cash flows from operating activities:
Net income	$8,194	$72,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	202,493	178,615
Stock-based compensation	46,897	39,652
Excess tax benefits from stock-based compensation	(22,421)	—
Restructuring charge	(4,837)	—
Amortization of debt issuance costs and debt discounts	11,637	13,009
Amortization of intangible assets	13,623	9,751
Provision for allowance for doubtful accounts	1,598	2,446
Loss on debt extinguishment	93,602	—
Accretion of asset retirement obligation and accrued restructuring charges	2,402	2,370
Other items	5,566	1,525
Changes in operating assets and liabilities:
Accounts receivable	(43,761)	(34,541)
Income taxes, net	(75,762)	23,222
Other assets	(18,036)	16,846
Accounts payable and accrued expenses	396	(9,887)
Other liabilities	9,749	5,316

Net cash provided by operating activities	231,340	320,775

Cash flows from investing activities:
Purchases of investments	(623,804)	(165,818)
Sales of investments	140,450	274,211
Maturities of investments	74,796	517,594
Purchase of New York IBX data center	(2,960)	—
Purchases of property, plant and equipment	(198,530)	(341,974)
Increase in restricted cash	(836,763)	(51)
Release of restricted cash	841,925	79,351
Other investing activities, net	(107)	—

Net cash provided by (used in) investing activities	(604,993)	363,313

Cash flows from financing activities:
Purchases of treasury stock	—	(13,364)
Proceeds from employee equity awards	15,880	36,473
Excess tax benefits from stock-based compensation	22,421	—
Proceeds from senior notes	1,500,000	—
Proceeds from loans payable	—	8,909
Repayment of capital lease and other financing obligations	(7,673)	(5,858)
Repayment of loans payable	(32,191)	(77,299)
Repayment of convertible debt	—	(250,007)
Repayment of senior notes	(750,000)	—
Debt extinguishment costs	(80,925)	—
Debt issuance costs	(20,786)	(7,520)

Net cash provided by (used in) financing activities	646,726	(308,666)

Effect of foreign currency exchange rates on cash and cash equivalents	(7,790)	(149)

Net increase in cash and cash equivalents	265,283	375,273
Cash and cash equivalents at beginning of period	252,213	278,823

Cash and cash equivalents at end of period	$517,496	$654,096

Supplemental cash flow information:
Cash paid for taxes	$76,854	$6,765

Cash paid for interest	$97,639	$92,301

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

Reclassifications

Certain amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the condensed consolidated financial statement presentation as of and for the three and six months ended June 30, 2013.

Income Taxes

The Company’s effective tax rates were 16.2% and 30.1% for the six months ended June 30, 2013 and 2012, respectively. The lower effective tax rate during the six months ended June 30, 2013 was primarily due to expected lower income in the U.S. for the year as a result of the loss on debt extinguishment recorded during the period (see Note 9).

The Company is entitled to a deduction for federal and state tax purposes with respect to employee equity award activity. The reduction in income tax payable related to windfall tax benefits for employee equity awards has been reflected as an adjustment to additional paid-in capital. For the six months ended June 30, 2013, the benefits arising from employee equity award activity that resulted in an adjustment to additional paid-in capital were approximately $22,421,000.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Discontinued Operations

In August 2012, the Company entered into an agreement to sell 16 of the Company’s IBX data centers located throughout the U.S. to an investment group including 365 Main, Crosslink Capital, Housatonic Partners and Brightwood Capital for net proceeds of $76,458,000 (the “Divestiture”). The Divestiture closed in November 2012. The Company’s operating results from its discontinued operations associated with the Divestiture consisted of the following (in thousands):

	Three months ended	Six months ended
	June 30, 2012
Revenues	$9,015	$17,970
Cost of revenues	(7,903)	(15,884)
Operating expenses	(542)	(1,164)
Income taxes	(220)	(373)

Net income from discontinued operations	$350	$549

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) for the periods presented (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income (loss) from continuing operations	$(28,129)	$37,290	$8,194	$71,902
Net income attributable to redeemable non-controlling interests	(529)	(1,193)	(970)	(1,481)

Net income (loss) from continuing operations attributable to Equinix, basic	(28,658)	36,097	7,224	70,421

Effect of assumed conversion of convertible debt:
Interest expense, net of tax	—	1,678	—	3,377

Net income (loss) from continuing operations attributable to Equinix, diluted	$(28,658)	$37,775	$7,224	$73,798

Weighted-average shares used to compute basic EPS	49,379	48,016	49,205	47,485

Effect of dilutive securities:
Convertible debt	—	3,185	—	2,945
Employee equity awards	—	1,150	771	1,203

Weighted-average shares used to compute diluted EPS	49,379	52,351	49,976	51,633

EPS from continuing operations attributable to Equinix:
EPS from continuing operations, basic	$(0.58)	$0.75	$0.15	$1.48

EPS from continuing operations, diluted	$(0.58)	$0.72	$0.14	$1.43

The following table sets forth weighted-average outstanding potential shares of common stock that are not included in the diluted earnings per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Shares reserved for conversion of 2.50% convertible subordinated notes	—	368	—	1,300
Shares reserved for conversion of 3.00% convertible subordinated notes	3,604	—	3,613	—
Shares reserved for conversion of 4.75% convertible subordinated notes	4,432	4,433	4,432	4,433
Common stock related to employee equity awards	2,124	137	122	100

	10,160	4,938	8,167	5,833

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3. Change In Accounting Principle and Estimate

Change in Accounting Principle

Commencing in 2013, the Company changed its method of accounting for income taxes by excluding the effects of subsequent events that are not recognized in the Company’s consolidated financial statements in determining its estimated annual effective tax rate for interim reporting periods. Prior to the change, the Company’s policy was to include the effects of subsequent events that occurred subsequent to the interim balance sheet date in its estimated annual effective tax rate. The Company believes that the change is preferable as it provides consistency with the reporting of activity on a pre-tax basis and aligns with other income tax guidance which requires items such as changes in tax rates to be reflected in the period such laws become effective. In addition, the Company believes this change results in a more comparable method for interim tax accounting with other companies in its industry. This change did not have a significant impact to the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2012, the three and six months ended June 30, 2012 and the three and nine months ended September 30, 2012 and as a result, the Company did not retrospectively adjust its prior period’s condensed consolidated financial statements.

Change in Accounting Estimate

During the three months ended June 30, 2013, the Company reassessed the estimated period over which revenue related to non-recurring installation fees is recognized as a result of observed trends in customer contract life. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the expected life of the installation. The Company undertook this review due to its determination that its customers were generally benefitting from their installations longer than originally anticipated and, therefore, the estimated period that revenue related to non-recurring installation fees is recognized has been extended. This change was accounted for as a change in accounting estimate on a prospective basis effective April 1, 2013. The change in the estimated period that revenue related to non-recurring installation fees is recognized had the following impact on the Company’s results of operations compared to the results that would have otherwise been recorded for the three and six months ended June 30, 2013 (in thousands, except per share amounts):

Revenues	$(5,835)
Income from operations	(5,835)
Net income	(4,889)
EPS:
Basic	(0.10)
Diluted	(0.10)

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4. Balance Sheet Components

Cash, Cash Equivalents and Short-Term and Long-Term Investments

Cash, cash equivalents and short-term and long-term investments consisted of the following as of (in thousands):

	June 30, 2013	December 31, 2012
Cash and cash equivalents:
Cash (1)	$160,492	$150,864
Cash equivalents:
Money markets	357,004	98,340
U.S. government securities	—	3,009

Total cash and cash equivalents	517,496	252,213

Marketable securities:
U.S. government securities	275,186	126,941
Corporate bonds	175,207	37,975
U.S. government agencies securities	120,898	72,979
Asset-backed securities	67,200	6,037
Certificates of deposit	59,942	48,386
Commercial paper	998	1,993

Total marketable securities	699,431	294,311

Total cash, cash equivalents and short-term and long-term investments	$1,216,927	$546,524

(1)	Excludes restricted cash.

As of June 30, 2013 and December 31, 2012, cash equivalents included investments which were readily convertible to cash and had original maturity dates of 90 days or less. The maturities of securities classified as short-term investments were one year or less as of June 30, 2013 and December 31, 2012. The maturities of securities classified as long-term investments were greater than one year and less than three years as of June 30, 2013 and December 31, 2012.

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of (in thousands):

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$323,436	$323,460	$166,445	$166,492
Due after one year through three years	376,555	375,971	127,795	127,819

Total	$699,991	$699,431	$294,240	$294,311

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized gains and losses related to the Company’s short-term and long-term investments in marketable securities designated as available-for-sale securities as of (in thousands):

	June 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government securities	$275,280	$28	$(122)	$275,186
Corporate bonds	175,504	17	(314)	175,207
U.S. government agencies securities	121,002	41	(145)	120,898
Asset-backed securities	67,291	—	(91)	67,200
Certificates of deposit	59,918	24	—	59,942
Commercial paper	996	2	—	998

Total	$699,991	$112	$(672)	$699,431

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government securities	$126,938	$40	$(37)	$126,941
U.S. government agencies securities	72,948	68	(37)	72,979
Certificates of deposit	48,373	18	(5)	48,386
Corporate bonds	37,954	29	(8)	37,975
Asset-backed securities	6,036	2	(1)	6,037
Commercial paper	1,991	2	—	1,993

Total	$294,240	$159	$(88)	$294,311

While certain marketable securities carry unrealized losses, the Company expects that it will receive both principal and interest according to the stated terms of each of the securities and that the decline in market value is primarily due to changes in the interest rate environment from the time the securities were purchased as compared to interest rates at June 30, 2013.

The following table summarizes the fair value and gross unrealized losses related to 238 available-for-sale securities with an aggregate cost basis of $421,280,000 aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2013 (in thousands):

	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or more
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate bonds	$148,054	$(313)	$—	$—
Asset-backed securities	64,863	(91)	—	—
U.S. government securities	165,152	(122)	—	—
U.S. government agencies securities	40,544	(130)	2,956	(16)

	$418,613	$(656)	$2,956	$(16)

While the Company does not believe that as of June 30, 2013, it holds investments that are other-than-temporarily impaired and believes that the Company’s investments will mature at par, the Company’s investments are subject to changes in market conditions. If market conditions were to deteriorate, the

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Company could sustain other-than-temporary impairments to its investment portfolio which could result in additional realized losses being recorded in interest income, net, or securities markets could become inactive which could affect the liquidity of the Company’s investments.

Accounts Receivable

Accounts receivables, net, consisted of the following as of (in thousands):

	June 30, 2013	December 31, 2012
Accounts receivable	$330,585	$290,326
Unearned revenue	(125,753)	(122,770)
Allowance for doubtful accounts	(3,496)	(3,716)

	$201,336	$163,840

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

Other Current Assets

        Other current assets consisted of the following as of (in thousands):

	June 30, 2013	December 31, 2012
Prepaid expenses	$20,679	$21,349
Other receivables	9,301	3,428
Deferred tax assets, net	8,107	8,107
Taxes receivable	7,479	8,829
Restricted cash	4,302	9,380
Derivative instruments	2,573	3,205
Other current assets	2,876	2,908

	$55,317	$57,206

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Property, Plant and Equipment

        Property, plant and equipment consisted of the following as of (in thousands):

	June 30, 2013	December 31, 2012
IBX plant and machinery	$2,441,901	$2,304,360
Leasehold improvements	1,101,328	1,078,834
Buildings	980,768	754,139
IBX equipment	444,426	410,456
Site improvements	424,997	352,367
Computer equipment and software	169,614	150,382
Land	113,852	98,007
Furniture and fixtures	21,374	21,982
Construction in progress	217,535	379,750

	5,915,795	5,550,277
Less accumulated depreciation	(1,812,451)	(1,631,278)

	$4,103,344	$3,918,999

IBX plant and machinery, leasehold improvements, buildings, computer equipment and software and construction in progress recorded under capital leases aggregated $294,900,000 and $149,923,000 as of June 30, 2013 and December 31, 2012, respectively. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $48,654,000 and $42,272,000 as of June 30, 2013 and December 31, 2012, respectively.

Goodwill and Intangible Assets

        Goodwill and intangible assets, net, consisted of the following as of (in thousands):

	June 30, 2013	December 31, 2012
Goodwill:
Americas	$476,213	$482,765
EMEA	400,474	423,529
Asia-Pacific	135,415	136,270

	$1,012,102	$1,042,564

Intangible assets:
Intangible asset – customer contracts	$217,328	$222,571
Intangible asset – favorable leases	36,927	37,182
Intangible asset – others	9,689	9,889

	263,944	269,642
Accumulated amortization	(79,204)	(68,080)

	$184,740	$201,562

The Company’s goodwill and intangible assets in EMEA, denominated in the United Arab Emirates dirham, British pounds and Euros, goodwill in Asia-Pacific, denominated in Chinese yuan, Hong Kong dollars and Singapore dollars and certain goodwill and intangibles in Americas, denominated in Canadian dollars and Brazilian reais, are subject to foreign currency fluctuations. The Company’s foreign currency translation gains and losses, including goodwill and intangibles, are a component of other comprehensive income (loss).

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

For the three and six months ended June 30, 2013, the Company recorded amortization expense of $6,864,000 and $13,623,000, respectively, associated with its intangible assets. For the three and six months ended June 30, 2012, the Company recorded amortization expense of $4,741,000 and $9,589,000, respectively, associated with its intangible assets. The Company’s estimated future amortization expense related to these intangibles is as follows (in thousands):

Year ending:
2013 (six months remaining)	$13,485
2014	26,688
2015	26,212
2016	25,742
2017	24,266
Thereafter	68,347

Total	$184,740

Other Assets

        Other assets consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Deferred tax assets, net	$173,149	$85,232
Debt issuance costs, net	44,100	36,704
Prepaid expenses, non-current	36,363	34,478
Deposits	28,349	27,069
Restricted cash, non-current	7,398	8,131
Derivative instruments	3,879	—
Other assets, non-current	10,845	10,655

	$304,083	$202,269

Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Accrued compensation and benefits	$75,234	$85,619
Accrued interest	54,614	48,436
Accrued taxes	35,581	47,477
Accounts payable	34,223	27,659
Accrued utilities and security	23,539	24,974
Accrued professional fees	6,150	6,699
Accrued repairs and maintenance	4,027	2,938
Accrued other	24,659	25,051

	$258,027	$268,853

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Other Current Liabilities

        Other current liabilities consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Deferred tax liabilities, net	$69,689	$69,689
Deferred installation revenue	24,969	38,187
Customer deposits	13,457	12,927
Deferred recurring revenue	7,620	8,910
Deferred rent	5,753	5,410
Derivative instruments	847	1,097
Accrued restructuring charges	—	2,379
Other current liabilities	536	962

	$122,871	$139,561

Other Liabilities

        Other liabilities consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Asset retirement obligations, non-current	$63,855	$63,150
Deferred tax liabilities, net	60,752	62,292
Deferred installation revenue, non-current	45,804	26,086
Deferred rent, non-current	39,466	41,951
Accrued taxes, non-current	21,173	19,373
Customer deposits, non-current	5,402	6,185
Deferred recurring revenue, non-current	4,689	5,381
Derivative instruments, non-current	39	—
Accrued restructuring charges, non-current	—	3,300
Other liabilities	4,588	3,125

	$245,768	$230,843

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

The Company has not designated these foreign currency embedded derivatives as hedging instruments under the accounting standard for derivatives and hedging. Gains and losses on these embedded derivatives are included within revenues in the Company’s condensed consolidated statements of operations. During the three and six months ended June 30, 2013, the Company recognized a net gain of $1,678,000 and $4,131,000, respectively, associated with these embedded derivatives. During the three and six months ended June 30, 2012, gains (losses) from these embedded derivatives were not significant.

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

The Company has not designated the economic hedges of embedded derivatives as hedging instruments under the accounting standard for derivatives and hedging. Gains and losses on these contracts are included in revenues along with gains and losses of the related embedded derivatives. The Company entered into various economic hedges of embedded derivatives during the three and six months ended June 30, 2013 and recognized a net loss of $2,091,000 and $3,095,000, respectively, for the periods then ended. The Company did not enter into any economic hedges of embedded derivatives during the three and six months ended June 30, 2012.

Foreign Currency Forward Contracts. The Company also uses foreign currency forward contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of the foreign currency-denominated assets and liabilities change.

The Company has not designated the foreign currency forward contracts as hedging instruments under the accounting standard for derivatives and hedging. Gains and losses on these contracts are included in other income (expense), net, along with those foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward contracts. The Company entered into various foreign currency forward contracts during the three and six months ended June 30, 2013 and 2012 and gains (losses) from these foreign currency forward contracts were not significant during these periods.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Offsetting Derivative Assets and Liabilities

The following table presents the fair value of derivative instruments recognized in the Company’s condensed consolidated balance sheets as of June 30, 2013 (in thousands):

	Gross amounts	Gross amounts offset in the balance sheet	Net amounts (1)	Gross amounts not offset in the balance sheet	Net
Assets:
Embedded derivatives	$5,878	$—	$5,878	$—	$5,878
Economic hedges of embedded derivatives	185	—	185	(42)	143
Foreign currency forward contracts	389	—	389	(270)	119

	$6,452	$—	$6,452	$(312)	$6,140

Liabilities:
Embedded derivatives	$120	$—	$120	$—	$120
Economic hedges of embedded derivatives	382	—	382	(42)	340
Foreign currency forward contracts	384	—	384	(270)	114

	$886	$—	$886	$(312)	$574

(1)	As presented in the Company’s condensed consolidated balance sheets.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6. Fair Value Measurements

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 were as follows (in thousands):

	Fair value at June 30, 2013	Fair value measurement using
		Level 1	Level 2
Assets:
Cash	$160,492	$160,492	$—
Money market and deposit accounts	357,004	357,004	—
U.S. government securities	275,186	275,186	—
Corporate bonds	175,207	—	175,207
U.S. government agency securities	120,898	—	120,898
Asset-backed securities	67,200	—	67,200
Certificates of deposit	59,942	—	59,942
Commercial paper	998	—	998
Derivative instruments (1)	6,452	—	6,452

	$1,223,379	$792,682	$430,697

Liabilities:
Derivative instruments (1)	$886	$—	$886

(1)	Includes embedded derivatives, economic hedges of embedded derivatives and foreign currency forward contracts. Amounts are included within other current assets, other assets, other current liabilities and other liabilities in the Company’s accompanying condensed consolidated balance sheet.

The Company did not have any Level 3 financial assets or financial liabilities as of June 30, 2013.

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

The Company determined that the major security types held as of June 30, 2013 were primarily cash and money market funds, U.S. government and agency securities, corporate bonds, certificate of deposits,

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

commercial paper and asset-backed securities. The Company uses the specific identification method in computing realized gains and losses. Short-term and long-term investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income or loss, net of any related tax effect. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades over an extended period of time.

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

During the six months ended June 30, 2013, the Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis.

7. Related Party Transactions

The Company has several significant stockholders and other related parties that are also customers and/or vendors. The Company’s activity of related party transactions was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues	$7,264	$10,189	$15,740	$15,752
Costs and services	2,068	692	4,533	1,027

	As of June 30,
	2013	2012
Accounts receivable	$4,142	$6,559
Accounts payable	514	296

In connection with the acquisition of ALOG Data Centers do Brasil S.A. and its subsidiaries (“ALOG”) (the “ALOG Acquisition”), the Company acquired a lease for one of the Brazilian IBX data centers in which the lessor is a member of ALOG management. This lease contains an option to purchase the underlying property for fair market value on the date of purchase. The Company accounts for this lease as a financing obligation as a result of structural building work pursuant to the accounting standard for lessee’s involvement in asset construction. As of June 30, 2013, the Company had a financing obligation liability totaling approximately $3,915,000 related to this lease on its condensed consolidated balance sheet. This amount is considered a related party liability, which is not reflected in the related party data presented above.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

8. Leases

Capital Lease and Other Financing Obligations

New York 2 Capital Lease

In May 2013, the Company entered into a binding purchase and sale agreement for a property located in the New York metro area (the “New York IBX Data Center Acquisition”). A portion of the building was leased to the Company and was being used by the Company as its New York 2 IBX data center. The lease was originally accounted for as an operating lease, and the Company had previously recorded a restructuring charge related to the lease (see Note 14). As a result of the New York IBX Data Center Acquisition, the Company accounted for the lease as a capital lease prior to the close of the acquisition in July 2013 (see Note 15). The remainder of the building was leased by another party, which became the Company’s tenant upon closing. During the three months ended June 30, 2013, the Company recorded a capital lease asset and liability totaling approximately $67,288,000, which will be reversed upon the close of the New York IBX Data Center Acquisition.

Toronto 1 Capital Lease

In May 2013, the Company entered into a lease amendment for its first IBX data center in Toronto, Canada (the “Toronto 1 Lease”) to extend the lease term. The lease was originally accounted for as an operating lease. Pursuant to the accounting standard for leases, the Company reassessed the lease classification of the Toronto 1 Lease as a result of the lease amendment and determined that substantially all of the lease should be accounted for as a capital lease. The Company recorded a capital lease asset totaling approximately $67,346,000 and liability totaling approximately $68,370,000 during the three months ended June 30, 2013.

Singapore 2 IBX Financing

In May 2013, the Company commenced construction work to make structural changes to its leased space within its second IBX data center in Singapore (the “Singapore 2 IBX Financing”). The lease was originally accounted for as an operating lease. Pursuant to the accounting standard for lessee’s involvement in asset construction, the Company is considered the owner of the assets during the construction period. As a result, the Company recorded a building asset totaling approximately $34,749,000 and corresponding financing liability totaling approximately $36,030,000 during the three months ended June 30, 2013.

Singapore 3 IBX Financing

In March 2013, the Company entered into a lease for land and a building that the Company and the landlord will jointly develop into the Company’s third IBX data center in the Singapore metro area (the “Singapore 3 Lease”). The Singapore 3 Lease has a term of 20 years, with an option to purchase the property. If the option to purchase the property is not exercised, the Company has options to extend the lease. The total cumulative minimum rent obligation over the term of the lease is approximately $157,396,000, exclusive of renewal periods. Pursuant to the accounting standard for lessee’s involvement in asset construction, the Company will be considered the owner of the building during the construction phase due to the building work that the landlord and the Company will be undertaking. As a result, the Company will record a building asset and a related financing liability, while the underlying land will be considered an operating lease, when the construction of the building commences, which is expected to occur during the third quarter of 2013.

Toronto 2 IBX Financing

In November 2012, the Company entered into a lease for land and a building that the Company and the landlord would jointly develop to meet its needs and which it would ultimately convert into its second IBX data center in the Toronto, Canada metro area (the “Toronto 2 IBX Financing” and the “Toronto Lease”). The Toronto Lease has a fixed term of 15 years, with options to renew, commencing from the date the

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

landlord delivers the completed building to the Company. Monthly payments under the Toronto Lease will commence in October 2015 and will be made through the end of the lease term at an effective interest rate of 8.51%. The Toronto Lease has a total cumulative minimum rent obligation of approximately $140,565,000, exclusive of renewal periods. The landlord began construction of the building to the Company’s specifications in February 2013. Pursuant to the accounting standard for lessee’s involvement in asset construction, the Company is considered the owner of the building during the construction phase due to the building work that the landlord and the Company are undertaking. As a result, during the six months ended June 30, 2013, the Company recorded a building asset and a related financing liability totaling approximately $11,907,000, while the underlying land is considered an operating lease.

Maturities of Capital Lease and Other Financing Obligations

The Company’s capital lease and other financing obligations are summarized as follows (in thousands):

	Capital lease obligations	Other financing obligations	Total
2013 (six months remaining)	$13,738	$19,092	$32,830
2014	27,873	42,615	70,488
2015	28,397	46,693	75,090
2016	27,914	50,826	78,740
2017	28,264	50,854	79,118
Thereafter	305,761	466,995	772,756

Total minimum lease payments	431,947	677,075	1,109,022
Plus amount representing residual property value	67,019	356,710	423,729
Less estimated building costs	—	(46,396)	(46,396)
Less amount representing interest	(191,999)	(524,221)	(716,220)

Present value of net minimum lease payments	306,967	463,168	770,135
Less current portion	(78,391)	(6,871)	(85,262)

	$228,576	$456,297	$684,873

9. Debt Facilities

Loans Payable

The Company’s loans payable consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
U.S. term loan	$160,000	$180,000
ALOG financing	44,924	48,807
Paris 4 IBX financing	317	8,071
Other loans payable	38	4,084

	205,279	240,962
Less current portion	(40,360)	(52,160)

	$164,919	$188,802

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

Convertible Debt

The Company’s convertible debt consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
3.00% Convertible Subordinated Notes	$395,986	$395,986
4.75% Convertible Subordinated Notes	373,726	373,730

	769,712	769,716
Less amount representing debt discount	(53,447)	(60,990)

	$716,265	$708,726

3.00% Convertible Subordinated Notes

In September 2007, the Company issued $395,986,000 aggregate principal amount of 3.00% Convertible Subordinated Notes due October 15, 2014 (the “3.00% Convertible Subordinated Notes”). Holders of the 3.00% Convertible Subordinated Notes may convert their notes at their option on any day up to and including the business day immediately preceding the maturity date into shares of the Company’s common stock. The base conversion rate is 7.436 shares of common stock per $1,000 principal amount of 3.00% Convertible Subordinated Notes, subject to adjustment. This represents a base conversion price of approximately $134.48 per share of common stock. If, at the time of conversion, the applicable stock price of the Company’s common stock exceeds the base conversion price, the conversion rate will be determined pursuant to a formula resulting in the receipt of up to 4.4616 additional shares of common stock per $1,000 principal amount of the 3.00% Convertible Subordinated Notes, subject to adjustment. However, in no event would the total number of shares issuable upon conversion of the 3.00% Convertible Subordinated Notes exceed 11.8976 per $1,000 principal amount of 3.00% Convertible Subordinated Notes, subject to anti-dilution adjustments, or the equivalent of $84.05 per share of the Company’s common stock or a total of 4,711,283 shares of the Company’s common stock. As of June 30, 2013, had the holders of the 3.00% Convertible Subordinated Notes converted their notes, the 3.00% Convertible Subordinated Notes would have been convertible into 3,466,917 shares of the Company’s common stock.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Holders of the 4.75% Convertible Subordinated Notes are eligible to convert their notes during the three months ended June 30, 2013 and September 30, 2013, since the Stock Price Condition Conversion Clause was met during the three months ended March 31, 2013 and June 30, 2013, respectively. As of June 30, 2013, had the holders of the 4.75% Convertible Subordinated Notes converted their notes, the 4.75% Convertible Subordinated Notes would have been convertible into a maximum of 4,432,362 shares of the Company’s common stock.

Senior Notes

The Company’s senior notes consisted of the following as of (in thousands):

	June 30, 2013	December 31, 2012
5.375% senior notes due 2023	$1,000,000	$—
7.00% senior notes due 2021	750,000	750,000
4.875% senior notes due 2020	500,000	—
8.125% senior notes due 2018	—	750,000

	$2,250,000	$1,500,000

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Debt issuance costs related to the 4.875% Senior Notes and 5.375% Senior Notes, net of amortization, were $19,602,000 as of June 30, 2013. In March 2013, the Company placed $836,400,000 of the proceeds from the issuance of the 4.875% and 5.375% Senior Notes into a restricted cash account for the redemption of the 8.125% Senior Notes.

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

In April 2013, the Company redeemed the entire principal amount of the 8.125% Senior Notes pursuant to the optional redemption provisions in the indenture governing the 8.125% Senior Notes, plus accrued interest, in cash of $836,511,000, which included the applicable premium paid of $80,925,000. During the three months ended June 30, 2013, the Company recognized a loss on debt extinguishment of $93,602,000, which included the applicable premium paid, the write-off of unamortized debt issuance costs of $8,927,000 and $3,750,000 of other transaction-related fees related to the redemption of the 8.125% Senior Notes.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Maturities of Debt Facilities

The following table sets forth maturities of the Company’s debt, including loans payable, convertible debt and senior notes, as of June 30, 2013 (in thousands):

Year ending:
2013 (six months remaining)	$20,356
2014	448,821
2015	52,835
2016	373,114
2017	26,418
Thereafter	2,250,000

$3,171,544

Fair Value of Debt Facilities

The following table sets forth the estimated fair values of the Company’s loans payable, senior notes and convertible debt, including current maturities, as of (in thousands):

	June 30, 2013	December 31, 2012
Loans payable	$203,692	$238,793
Convertible debt	1,045,900	1,144,568
Senior notes	2,287,925	1,661,400

The fair value of the Company’s 3% Convertible Subordinated Notes and senior notes, which are traded in the public debt market, is based on quoted market prices and is classified within Level 1 of the fair value hierarchy. The fair value of the Company’s loans payable and 4.75% Convertible Subordinated Notes is estimated by considering the Company’s credit rating, current rates available to the Company for debt of the same remaining maturities and terms of the debt and is classified within Level 2 of the fair value hierarchy.

Interest Charges

The following table sets forth total interest costs incurred and total interest costs capitalized for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest expense	$61,001	$46,787	$121,332	$99,605
Interest capitalized	2,658	6,381	5,550	10,733

Interest charges incurred	$63,659	$53,168	$126,882	$110,338

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10. Redeemable Non-Controlling Interests

The following table provides a summary of the activities of the Company’s redeemable non-controlling interests (in thousands):

Balance as of December 31, 2012	$84,178
Net income attributable to redeemable non-controlling interests	970
Other comprehensive loss attributable to redeemable non-controlling interests	(4,540)
Increase in redemption value of non-controlling interests	16,995
Impact of foreign currency exchange	(989)

Balance as of June 30, 2013	$96,614

11. Commitments and Contingencies

Legal Matters

Alleged Class Action and Shareholder Derivative Actions

On March 4, 2011, an alleged class action entitled Cement Masons & Plasterers Joint Pension Trust v. Equinix, Inc., et al., No. CV-11-1016-SC, was filed in the United States District Court for the Northern District of California, against Equinix and two of its officers. The suit asserts purported claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for allegedly misleading statements regarding the Company’s business and financial results. The suit is purportedly brought on behalf of purchasers of the Company’s common stock between July 29, 2010 and October 5, 2010, and seeks compensatory damages, fees and costs. Defendants filed a motion to dismiss on November 7, 2011. On March 2, 2012, the Court granted defendants’ motion to dismiss without prejudice and gave plaintiffs thirty days in which to amend their complaint. Pursuant to stipulation and order of the court entered on March 16, 2012, the parties agreed that plaintiffs would have up to and through May 2, 2012 to file a Second Amended Complaint. On May 2, 2012 plaintiffs filed a Second Amended Complaint asserting the same basic allegations as in the prior complaint. On June 15, 2012, defendants moved to dismiss the Second Amended Complaint. On September 19, 2012, the Court took the hearing on defendants’ motion to dismiss the Second Amended Complaint off calendar and notified the parties that it would make its decision on the pleadings. Subsequently, on September 24, 2012 the Court requested the parties submit supplemental briefing on or before October 9, 2012. The supplemental briefing was submitted on October 9, 2012. On December 5, 2012, the Court granted defendants’ motion to dismiss the Second Amended Complaint without prejudice and on January 15, 2013, Plaintiffs filed their Third Amended Complaint. On February 26, 2013, defendants moved to dismiss the Third Amended Complaint. On June 12, 2013, the Court granted defendants’ motion to dismiss the Third Amended Complaint and dismissed the case with prejudice. On July 3, 2013, plaintiffs stipulated that they will not appeal any prior orders issued by the Court in this action, including the Court’s June 12, 2013 order dismissing the Third Amended Complaint with prejudice.

On March 8, 2011, an alleged shareholder derivative action entitled Rikos v. Equinix, Inc., et al., No. CGC-11-508940, was filed in California Superior Court, County of San Francisco, purportedly on behalf of Equinix, and naming Equinix (as a nominal defendant), the members of its board of directors, and two of its officers as defendants. The suit is based on allegations similar to those in the federal securities class action and asserts causes of action against the individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. By agreement and order of the court, this case has been temporarily stayed pending proceedings in the class action. On June 25, 2013, the parties entered into a stipulation dismissing the case with prejudice, and on July 11, 2013, the Court entered an order of dismissal with prejudice.

On May 20, 2011, an alleged shareholder derivative action entitled Stopa v. Clontz, et al., No. CV-11-2467-SC, was filed in the U.S. District Court for the Northern District of California, purportedly on behalf of

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Equinix, naming Equinix (as a nominal defendant) and the members of its board of directors as defendants. The suit is based on allegations similar to those in the federal securities class action and the state court derivative action and asserts causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. On June 10, 2011, the Court signed an order relating this case to the federal securities class action. Plaintiffs filed an amended complaint on December 14, 2011. By agreement and order of the court, this case has been temporarily stayed pending proceedings in the class action. On July 9, 2013, the parties entered into a stipulation dismissing the case with prejudice, and on July 10, 2013, the Court entered an order of dismissal with prejudice.

Other Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of June 30, 2013, the Company was contractually committed for $162,428,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of June 30, 2013, such as commitments to purchase power in select locations through the remainder of 2013 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2013 and thereafter. Such other miscellaneous purchase commitments totaled $231,068,000 as of June 30, 2013.

12. Stockholders’ Equity

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	Balance as of December 31, 2012	Net change	Balance as of June 30, 2013
Foreign currency translation loss	$(114,678)	$(103,220)	$(217,898)
Unrealized gain (loss) on available for sale securities	41	(360)	(319)
Other comprehensive loss attributable to redeemable non-controlling interests	13,595	4,540	18,135

	$(101,042)	$(99,040)	$(200,082)

Changes in foreign currencies can have a significant impact to the Company’s consolidated balance sheets (as evidenced above in the Company’s foreign currency translation gain or loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translating into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. During the six months ended June 30, 2013, the U.S. dollar was generally stronger relative to certain of the currencies of the foreign countries in which the Company operates. This overall strength of the U.S. dollar had an overall unfavorable impact on the Company’s consolidated results of operations because the foreign currencies translated into less U.S. dollars. This also impacted the Company’s condensed consolidated balance sheets, as amounts denominated in foreign currencies are generally translating into less U.S. dollars. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which the Company operates could have a significant impact on its consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.

Stock-Based Compensation

In February and March 2013, the Compensation Committee and the Stock Award Committee of the Company’s Board of Directors approved the issuance of an aggregate of 572,104 shares of restricted stock units to certain employees, including executive officers, pursuant to the 2000 Equity Incentive Plan, as part

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

The following table presents, by operating expense category, the Company’s stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Cost of revenues	$1,794	$1,534	$3,396	$2,851
Sales and marketing	6,825	4,675	12,546	8,710
General and administrative	15,575	14,235	30,955	27,908

	$24,194	$20,444	$46,897	$39,469

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Adjusted EBITDA:
Americas	$152,610	$140,882	$299,140	$274,080
EMEA	49,292	45,205	98,346	92,089
Asia-Pacific	42,275	31,393	90,151	61,907

Total adjusted EBITDA	244,177	217,480	487,637	428,076
Depreciation, amortization and accretion expense	(110,117)	(93,274)	(218,648)	(183,424)
Stock-based compensation expense	(24,194)	(20,444)	(46,897)	(39,469)
Restructuring charge	4,837	—	4,837	—
Acquisitions costs	(2,526)	(1,666)	(6,188)	(2,341)

Income from continuing operations	$112,177	$102,096	$220,741	$202,842

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company also provides the following additional segment disclosures (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2013		2012	2013		2012
Total revenues:
Americas	$312,443		$288,121	$620,997		$567,250
EMEA	125,612		102,697	245,906		204,033
Asia-Pacific	87,614		66,431	178,221		129,211

	$525,669		$457,249	$1,045,124		$900,494

Total depreciation and amortization:
Americas	$64,685		$57,988	$127,210		$114,091
EMEA	23,254		18,162	46,129		35,435
Asia-Pacific	21,174		16,015	42,907		31,940

	$109,113		$92,165	$216,246		$181,466

Capital expenditures:
Americas	$58,272	(1)	$110,696	$103,113	(1)	$182,744
EMEA	32,293		39,837	48,862		82,541
Asia-Pacific	35,258		45,951	49,515		76,689

	$125,823		$196,484	$201,490		$341,974

(1)	Includes the deposit of the purchase price for the New York IBX Data Center Acquisition totaling $2,960.

The Company’s long-lived assets are located in the following geographic areas as of (in thousands):

	June 30, 2013	December 31, 2012
Americas	$2,330,425	$2,143,035
EMEA	995,160	994,912
Asia-Pacific	777,759	781,052

	$4,103,344	$3,918,999

Revenue information on a services basis is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Colocation	$398,333	$347,227	$793,444	$682,213
Interconnection	78,353	65,034	154,344	127,917
Managed infrastructure	25,201	20,744	48,790	42,982
Rental	583	781	1,163	1,564

Recurring revenues	502,470	433,786	997,741	854,676
Non-recurring revenues	23,199	23,463	47,383	45,818

	$525,669	$457,249	$1,045,124	$900,494

No single customer accounted for 10% or greater of the Company’s revenues for the three and six months ended June 30, 2013 and 2012. No single customer accounted for 10% or greater of the Company’s gross accounts receivable as of June 30, 2013 and December 31, 2012.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

14. Restructuring Charges

During the three months ended June 30, 2013, the Company entered into the New York IBX Data Center Acquisition for space that the Company had previously decided to exit its lease (see Note 15). As a result, the Company recorded a reversal to its outstanding accrued restructuring charge.

A summary of the movement in the 2004 accrued restructuring charges during the six months ended June 30, 2013 is outlined as follows (in thousands):

Accrued restructuring charge as of December 31, 2012	$5,679
Accretion expense	137
Restructuring charge adjustments	(4,837)
Cash payments	(979)

Accrued restructuring charge as of June 30, 2013	$—

15. Subsequent Events

In July 2013, the Company completed the New York IBX Data Center Acquisition for net cash consideration of approximately $73,371,000. The New York IBX Data Center Acquisition will be accounted for using the acquisition method of accounting in accordance with the accounting standard for business combinations. The preliminary purchase price allocation for the New York IBX Data Center Acquisition is not currently available as the appraisals necessary to assess fair values of assets acquired and liabilities assumed are not yet complete.

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

In April 2013, as more fully described in Note 9 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we redeemed all of our $750.0 million 8.125% senior notes, plus accrued interest, with $836.5 million in cash, which includes the applicable premium paid of $80.9 million. During the three months ended June 30, 2013, we recognized a loss on debt extinguishment of $93.6 million, which included the applicable premium paid, the write-off of unamortized debt issuance costs of $8.9 million and $3.8 million of other transaction-related fees related to the redemption of the 8.125% senior notes.

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

Overview

Equinix provides global data center services that protect and connect the world’s most valued information assets. Global enterprises, financial services companies, and content and network service providers rely upon Equinix’s leading insight and data centers in 31 markets around the world for the safehousing of their critical IT equipment and the ability to directly connect to the networks that enable today’s information-driven economy. Equinix offers the following solutions: (i) premium data center colocation, (ii) interconnection and (iii) exchange and outsourced IT infrastructure services. As of June 30, 2013, we operated or had partner IBX data centers in the Atlanta, Boston, Chicago, Dallas, Denver, Los Angeles, Miami, New York, Philadelphia, Rio De Janeiro, Sao Paulo, Seattle, Silicon Valley, Toronto and Washington, D.C. metro areas in the Americas region; France, Germany, Italy, the Netherlands, Switzerland, the United Arab Emirates and the United Kingdom in the EMEA region; and Australia, Hong Kong, Indonesia, Japan, China and Singapore in the Asia-Pacific region.

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

Excluding the impact of acquisitions of the Dubai IBX data center, Asia Tone Limited, referred to as Asia Tone, and ancotel GmbH, referred to as ancotel, our customer count increased to approximately 6,354 as of June 30, 2013 versus approximately 5,854 as of June 30, 2012, an increase of 9%. This increase was due to organic growth in our business. Our utilization rate represents the percentage of our cabinet space billing versus net sellable cabinet space available, taking into account power limitations. Excluding Asia Tone and ancotel, our utilization rate decreased to approximately 77% as of June 30, 2013 versus approximately 80% as of June 30, 2012; however, excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our utilization rate would have been approximately 80% as of June 30, 2013. Our utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our centers even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.

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

Our non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment and professional services that we perform. These services are considered to be non-recurring because they are billed typically once and upon completion of the installation or professional services work performed. The majority of these non-recurring revenues are typically billed on the first invoice distributed to the customer in connection with their initial installation. However, revenues from installation services are deferred and recognized ratably over the expected life of the installation. Additionally, revenue from contract settlements, when a customer wishes to terminate their contract early, is recognized when no remaining performance obligations exist and collectability is reasonably assured, to the extent that the revenue has not previously been recognized. As a percentage of total revenues, we expect non-recurring revenues to represent less than 10% of total revenues for the foreseeable future. As more fully described in Note 3 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, during the three months ended June 30, 2013, we determined that our customers were generally benefitting from their installations longer than originally anticipated and, therefore, the estimated period that revenue related to non-recurring installation fees is recognized has been extended.

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

Due to our recurring revenue model, and a cost structure which has a large base that is fixed in nature and generally does not grow in proportion to revenue growth, we expect our cost of revenues, sales and marketing expenses and general and administrative expenses to decline as a percentage of revenues over time, although we expect each of them to grow in absolute dollars in connection with our growth. This is evident in the trends noted below in our discussion about our results of operations. However, for cost of revenues, this trend may periodically be impacted when a large expansion project opens or is acquired and before it starts generating any meaningful revenue. Furthermore, in relation to cost of revenues, we note that the Americas region has a lower cost of revenues as a percentage of revenue than either EMEA or Asia-Pacific. This is due to both the increased scale and maturity of the Americas region compared to either the EMEA or Asia-Pacific region, as well as a higher cost structure outside of the Americas, particularly in EMEA. While we expect all three regions to continue to see lower cost of revenues as a percentage of revenues in future periods, we expect the trend of the Americas having the lowest cost of revenues as a percentage of revenues to continue. As a result, to the extent that revenue growth outside the Americas grows in greater proportion than revenue growth in the Americas, our overall cost of revenues as a percentage of revenues may increase in future periods. Sales and marketing expenses and general and administrative expenses may also periodically increase as a percentage of revenues as we continue to scale our operations to support our growth.

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

The REIT conversion implementation currently includes seeking a private letter ruling, or PLR, from the IRS. Our PLR request has multiple components, and the conversion to a REIT will require favorable rulings from the IRS on numerous technical tax issues, including classification of our data center assets as qualified real estate assets. We submitted the PLR request to the IRS in the fourth quarter of 2012. In the course of our communications with the IRS relating to our PLR request, the IRS informed us that it has convened an internal working group to study the current legal standards the IRS uses to define “real estate” for purposes of the REIT provisions of the Internal Revenue Code of 1986, as amended (the “Code”) and that, pending the completion of the study, the IRS is unlikely to issue PLRs on what constitutes real estate for REIT purposes. While we anticipate that the formation of the IRS working group may delay receipt of our PLR from the IRS, we do not expect any such potential delay will affect the timing of our plan to elect REIT status for the taxable year beginning January 1, 2015.

We currently estimate that we will incur approximately $50.0 to $80.0 million in costs to support the REIT conversion, in addition to related tax liabilities associated with a change in our method of depreciating and amortizing various data center assets for tax purposes from our prior methods to current methods that are more consistent with the characterization of such assets as real property for REIT purposes. The total recapture of depreciation and amortization expenses across all relevant assets is expected to result in federal and state tax liability of approximately $340.0 to $420.0 million, which amount will be payable in the four-year period starting in 2012 even if we abandon the REIT conversion for any reason, including the failure to receive the PLR we are seeking. Prior to the decision to convert to a REIT, our balance sheet reflected our income tax liability as a non-current deferred tax liability. As a result of the decision to convert to a REIT, our non-current tax liability has been and will continue to be gradually and proportionally reclassified from non-current to current over the four-year period, which started in the third quarter of 2012. The current liability reflects the tax liability that relates to additional taxable income expected to be recognized within the twelve-month period from the date of the balance sheet. If the REIT conversion is successful, we also expect to incur an additional $5.0 to $10.0 million in annual compliance costs in future years. We expect to pay between $150.0 to $180.0 million in cash taxes during 2013.

Results of Operations

Our results of operations for three and six months ended June 30, 2013 include the operations of ancotel, Asia Tone and the Dubai IBX data center.

Constant Currency Presentation

Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies such as the Brazilian reais, British pound, Canadian dollar, Euro, Swiss franc, Australian dollar, Hong Kong dollar, Japanese yen, Singapore dollar and United Arab Emirates dirham. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the three months ended June 30, 2012 are used as exchange rates for the three months ended June 30, 2013 when comparing the three months ended June 30, 2013 with the three months ended June 30, 2012 and average rates in effect for the six months ended June 30, 2012 are used as exchange rates for the six months ended June 30, 2013 when comparing the six months ended June 30, 2013 with the six months ended June 30, 2012).

Three Months Ended June 30, 2013 and 2012

Revenues. Our revenues for the three months ended June 30, 2013 and 2012 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three months ended June 30,				% change
	2013	%	2012	%	Actual	Constant currency
Americas:
Recurring revenues	$300,758	57%	$275,813	60%	9%	10%
Non-recurring revenues	11,685	2%	12,308	3%	(5%)	(5%)

	312,443	59%	288,121	63%	8%	9%

EMEA:
Recurring revenues	118,642	23%	95,610	22%	24%	25%
Non-recurring revenues	6,970	1%	7,087	1%	(2%)	2%

	125,612	24%	102,697	23%	22%	23%

Asia-Pacific:
Recurring revenues	83,070	16%	62,363	13%	33%	38%
Non-recurring revenues	4,544	1%	4,068	1%	12%	14%

	87,614	17%	66,431	14%	32%	36%

Total:
Recurring revenues	502,470	96%	433,786	95%	16%	17%
Non-recurring revenues	23,199	4%	23,463	5%	(1%)	0%

	$525,669	100%	$457,249	100%	15%	16%

Americas Revenues. Growth in Americas revenues was primarily due to (i) $10.3 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, Dallas, Los Angeles, Miami, New York, Seattle and Washington, D.C. metro areas and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count, as discussed above. The growth in revenue was partially offset by a $3.4 million decrease in revenue due to the change in the estimated period that revenue related to non-recurring installation fees is recognized, as discussed above. During the three months ended June 30, 2013, the impact of foreign currency fluctuations to our Americas revenues was not significant when compared to average exchange rates of the three months ended June 30, 2012. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Dallas, Rio de Janeiro, Silicon Valley, Toronto and Washington, D.C. metro areas, which are expected to open during the remainder of 2013 and 2014. Our estimates of future revenue growth take into account expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

EMEA Revenues. Our revenues from the U.K., the largest revenue contributor in the EMEA region for the period, represented approximately 36% and 38%, respectively, of the regional revenues during the three months ended June 30, 2013 and 2012. Our EMEA revenue growth was due to (i) $6.7 million of additional revenue from the impact of the ancotel and Dubai IBX data center acquisitions, (ii) approximately $9.8 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Frankfurt, London, Paris and Zurich metro areas and (iii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count, as discussed above. The growth in revenue was partially offset by a $1.5 million decrease in revenue due to the change in the estimated period that revenue related to non-recurring installation fees is recognized, as discussed above. During the three months ended June 30, 2013, the impact of foreign currency fluctuations to our EMEA revenues was not significant when compared to average exchange rates of the three months ended June 30, 2012. We expect that our EMEA revenues will continue to grow in future periods as a result of continued growth in recently-opened

IBX data centers or IBX data center expansions and additional expansions currently taking place in the Frankfurt and London metro areas, which are expected to open during the remainder of 2013. Our estimates of future revenue growth take into account expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 35% and 40%, respectively, of the regional revenues for the three months ended June 30, 2013 and 2012. Our Asia-Pacific revenue growth was due to (i) $13.5 million of additional revenue from the impact of the Asia Tone acquisition, (ii) approximately $2.4 million of revenue generated from our recently-opened IBX data center expansions in the Hong Kong, Singapore, Sydney and Tokyo metro areas and (iii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count, as discussed above. The growth in revenue was partially offset by a $883,000 decrease in revenue due to the change in the estimated period that revenue related to non-recurring installation fees is recognized, as discussed above. During the three months ended June 30, 2013, the U.S. dollar was generally stronger relative to the Australian dollar and Japanese yen than during the three months ended June 30, 2012, resulting in approximately $3.0 million of unfavorable foreign currency impact to our Asia-Pacific revenues during the three months ended June 30, 2013 when compared to average exchange rates of the three months ended June 30, 2012. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX data center expansions and additional expansions currently taking place in the Hong Kong, Osaka, Tokyo, Singapore and Sydney metro areas, which are expected to open during the remainder of 2013 and 2014. Our estimates of future revenue growth take into account expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

Cost of Revenues. Our cost of revenues for the three months ended June 30, 2013 and 2012 were split among the following geographic regions (dollars in thousands):

	Three months ended June 30,				% change
	2013	%	2012	%	Actual	Constant currency
Americas.	$147,405	55%	$131,879	59%	12%	12%
EMEA	68,248	26%	54,177	24%	26%	27%
Asia-Pacific	52,040	19%	39,233	17%	33%	38%

Total	$267,693	100%	$225,289	100%	19%	20%

	Three months ended June 30,
	2013	2012
Cost of revenues as a percentage of revenues:
Americas .	47%	46%
EMEA	54%	53%
Asia-Pacific	59%	59%
Total	51%	49%

Americas Cost of Revenues. Our Americas cost of revenues for the three months ended June 30, 2013 and 2012 included $55.0 million and $48.2 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX data center expansion activity. Excluding depreciation expense, the increase in our Americas cost of revenues was primarily due to higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (862 Americas cost of revenues employees as of June 30, 2013 versus 822 as of June 30, 2012), higher repairs and maintenance expense and higher costs associated with certain custom services provided to our customers. During the three months ended June 30, 2013, the impact of foreign currency fluctuations to our Americas cost of revenues was not significant when compared to average exchange rates of the three months ended June 30, 2012. We expect Americas cost of revenues to increase as we continue to grow our business.

EMEA Cost of Revenues. Our EMEA cost of revenues for the three months ended June 30, 2013 and 2012 included $20.2 million and $16.4 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX data center expansion activity and acquisitions. Excluding depreciation expense, the increase in our EMEA cost of revenues was primarily due to the impact of the ancotel and Dubai IBX data center acquisitions, which resulted in $2.8 million of additional cost of revenues for the three months ended June 30, 2013, as well as $2.4 million of higher utility costs, higher costs associated with certain custom services provided to our customers and higher compensation costs. During the three months ended June 30, 2013, the impact of foreign currency fluctuations to our EMEA cost of revenues was not significant when compared to average exchange rates of the three months ended June 30, 2012. We expect EMEA cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Our Asia-Pacific cost of revenues for the three months ended June 30, 2013 and 2012 included $19.9 million and $15.5 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX data center expansion activity and the Asia Tone acquisition. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily due to the impact of the Asia Tone acquisition, which resulted in $6.0 million of additional cost of revenues, and higher utility costs. During the three months ended June 30, 2013, the U.S. dollar was generally stronger relative to the Australian dollar and Japanese yen than during the three months ended June 30, 2012, resulting in approximately $2.1 million of favorable foreign currency impact to our Asia-Pacific cost of revenues during the three months ended June 30, 2013 when compared to average exchange rates of the three months ended June 30, 2012. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended June 30, 2013 and 2012 were split among the following geographic regions (dollars in thousands):

	Three months ended June 30,				% change
	2013	%	2012	%	Actual	Constant currency
Americas.	$33,978	57%	$29,907	63%	14%	14%
EMEA	17,164	29%	11,365	24%	51%	52%
Asia-Pacific	8,336	14%	6,331	13%	32%	35%

Total	$59,478	100%	$47,603	100%	25%	26%

	Three months ended June 30,
	2013	2012
Sales and marketing expenses as a percentage of revenues:
Americas. .	11%	10%
EMEA	14%	11%
Asia-Pacific	10%	10%
Total	11%	10%

Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to $3.7 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (349 Americas sales and marketing employees as of June 30, 2013 versus 287 as of June 30, 2012) and higher advertising and promotion costs. During the three months ended June 30, 2013, the impact of foreign currency fluctuations to our Americas sales and marketing expenses was not significant when compared to average exchange rates of the three months ended June 30, 2012. Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Americas sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in Americas sales and marketing initiatives, we believe our Americas sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

EMEA Sales and Marketing Expenses. The increase in our EMEA sales and marketing expenses was primarily due to (i) $2.6 million of additional sales and marketing expenses from the impact of the ancotel and Dubai IBX data center acquisitions and (ii) $2.3 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (172 EMEA sales and marketing employees, excluding the impact of acquisitions, as of June 30, 2013 versus 143 as of June 30, 2012). For the three months ended June 30, 2013, the impact of foreign currency fluctuations to our EMEA sales and marketing expenses was not significant when compared to average exchange rates of the three months ended June 30, 2012. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our EMEA sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in EMEA sales and marketing initiatives, we believe our EMEA sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to $1.2 million of additional sales and marketing expenses from the impact of the Asia Tone acquisition. For the three months ended June 30, 2013, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the three months ended June 30, 2012. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Asia-Pacific sales and marketing expenses have increased. Although we anticipate that we will continue to invest in Asia-Pacific sales and marketing initiatives, we believe our Asia-Pacific sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2013 and 2012 were split among the following geographic regions (dollars in thousands):

	Three months ended June 30,				% change
	2013	%	2012	%	Actual	Constant currency
Americas	$61,695	69%	$59,664	74%	3%	4%
EMEA	17,397	20%	12,952	16%	34%	36%
Asia-Pacific	9,540	11%	7,979	10%	20%	21%

Total	$88,632	100%	$80,595	100%	10%	10%

	Three months ended June 30,
	2013	2012
General and administrative expenses as a percentage of revenues:
Americas	20%	21%
EMEA	14%	13%
Asia-Pacific	11%	12%
Total	17%	18%

Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to $2.9 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (707 Americas general and administrative employees as of June 30, 2013 versus 642 as of June 30, 2012), partially offset by lower professional fees. During the three months ended June 30, 2013, the impact of foreign currency fluctuations to our Americas general and administrative expenses was not significant when compared to average exchange rates of the three months ended June 30, 2012. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments into improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including this investment in our back office systems and the REIT conversion process.

EMEA General and Administrative Expenses. The increase in our EMEA general and administrative expenses was primarily due to $2.4 million of higher professional fees, additional general and administrative expenses from the impact of the ancotel acquisition and higher compensation costs. The impact of foreign currency fluctuations to our EMEA general and administrative expenses for the three months ended June 30, 2013 was not significant when compared to average exchange rates of the three months ended June 30, 2012. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to additional general and administrative expenses from the impact of the Asia Tone acquisition and higher compensation costs. For the three months ended June 30, 2013, the impact of foreign currency fluctuations to our Asia-Pacific general and administrative expenses was not significant when compared to average exchange rates of the three months ended June 30, 2012. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Restructuring Charge. During the three months ended June 30, 2013, we recorded a $4.8 million reversal of the restructuring charge accrual for our excess space in the New York 2 IBX data center as a result of our decision to purchase this property and utilize the space. During the three months ended June 30, 2012, we did not record any restructuring charge.

Acquisition Costs. During the three months ended June 30, 2013, we recorded acquisition costs totaling $2.5 million primarily attributed to Americas region. During the three months ended June 30, 2012, we recorded acquisition costs totaling $1.7 million primarily attributed to the ancotel and Asia Tone acquisitions.

Interest Income. Interest income was $917,000 and $963,000, respectively, for the three months ended June 30, 2013 and 2012. The average annualized yield for the three months ended June 30, 2013 was 0.27% versus 0.24% for the three months ended June 30, 2012. We expect our interest income to remain at these low levels for the foreseeable future due to the impact of a continued low interest rate environment and a portfolio more weighted towards short-term securities.

Interest Expense. Interest expense increased to $61.0 million for the three months ended June 30,

2013 from $46.8 million for the three months ended June 30, 2012. This increase in interest expense was primarily due to the impact of our $1.5 billion senior notes offering in March 2013, $5.4 million of higher interest expense from various capital lease and other financing obligations to support our expansion projects and less capitalized interest expense, which was partially offset by the redemption of our 8.125% senior notes in April 2013. During the three months ended June 30, 2013 and 2012, we capitalized $2.7 million and $6.4 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we recognize the full impact of our $1.5 billion senior notes offering, partially offset by the redemption of our 8.125% senior notes, which will contribute approximately $17.7 million in incremental interest expense annually. However, we may incur additional indebtedness to support our growth, resulting in higher interest expense.

Other Income (Expense). We recorded $2.8 million of other income and $1.8 million of other expense, respectively, for the three months ended June 30, 2013 and 2012, primarily due to foreign currency exchange gains and losses during the periods.

Loss on Debt Extinguishment. During the three months ended June 30, 2013, we recorded a $93.6 million loss on debt extinguishment as a result of the redemption of our $750.0 million 8.125% senior notes. During the three months ended June 30, 2012, we did not have any loss on debt extinguishment.

Income Taxes. For the three months ended June 30, 2013, we recorded $10.6 million of income tax benefit primarily due to the $93.6 million loss on debt extinguishment. For the three months ended June 30, 2012, we recorded $17.1 million of income tax expense. Our effective tax rates were 27.4% and 31.5%, respectively, for the three months ended June 30, 2013 and 2012. The 2013 income tax provision is expected to be lower than 2012 primarily due to the loss on debt extinguishment recorded during the three months ended June 30, 2013 and the corporate structure reorganization in the EMEA region, as discussed below. We expect cash income taxes during the remainder of 2013 will primarily be related to the impact of recognizing the depreciation and amortization recapture as a result of changing our method of depreciating and amortizing various data center assets for tax purposes in connection with our REIT conversion plan. The cash taxes for 2013 and 2012 are primarily for U.S. federal and state income taxes and foreign income taxes in certain foreign jurisdictions.

To better align our EMEA corporate structure and intercompany relationship with the nature of our business activities and regional centralization, we commenced certain reorganization activities during the fourth quarter of 2012 in the EMEA region. The new organizational structure will centralize the majority of our EMEA business management activities in the Netherlands effective July 1, 2013. As a result, we expect our overall effective tax rate will be lower in subsequent periods as the new structure begins to take full effect. Assuming a successful conversion to a REIT, and no material changes to tax rules and regulations, we expect our effective long-term worldwide cash tax rate to ultimately decrease to a range of 10% to 15%.

Net Income from Discontinued Operations. During the three months ended June 30, 2013, we did not have any discontinued operations. For the three months ended June 30, 2012, our net income from discontinued operations was $350,000. For additional information, see “Discontinued Operations” in Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the performance of our segments, measure the operational cash generating abilities of our segments and develop regional growth strategies such as IBX data center expansion decisions. Our adjusted EBITDA for the three months ended June 30, 2013 and 2012 were split among the following geographic regions (dollars in thousands):

	Three months ended June 30,				% change
	2013	%	2012	%	Actual	Constant currency
Americas	$152,610	63%	$140,882	65%	8%	9%
EMEA	49,292	20%	45,205	21%	9%	9%
Asia-Pacific	42,275	17%	31,393	14%	35%	39%

Total	$244,177	100%	$217,480	100%	12%	13%

Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was due to our improved income from continuing operations, as the growth in revenues exceeded the increase in operating expenses after excluding depreciation expense, amortization expense, accretion expense, stock-based compensation, restructuring charges and acquisition costs, which are excluded from adjusted EBITDA.

EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to the impact of the Dubai IBX data center and ancotel acquisitions, which generated $1.6 million of adjusted EBITDA during the three months ended June 30, 2013. Additionally, the increase was due to our improved income from continuing operations, as the growth in revenues exceeded the increase in operating expenses after excluding depreciation expense, amortization expense, accretion expense, stock-based compensation and acquisition costs, which are excluded from adjusted EBITDA.

Asia-Pacific Adjusted EBITDA. Our Asia-Pacific adjusted EBITDA for the three months ended June 30, 2013, included $6.8 million of adjusted EBITDA from the impact of the Asia Tone acquisition. Additionally, the increase was due to our improved income from continuing operations. The growth in revenues exceeded the increase in operating expenses after excluding depreciation expense, amortization expense, accretion expense, stock-based compensation and acquisition costs, which are excluded from adjusted EBITDA.

Six Months Ended June 30, 2013 and 2012

Revenues. Our revenues for the six months ended June 30, 2013 and 2012 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Six months ended June 30,				% change
	2013	%	2012	%	Actual	Constant currency
Americas:
Recurring revenues	$596,605	57%	$545,845	61%	9%	10%
Non-recurring revenues	24,392	2%	21,405	2%	14%	14%

	620,997	59%	567,250	63%	9%	10%

EMEA:
Recurring revenues	231,924	22%	187,143	21%	24%	25%
Non-recurring revenues	13,982	2%	16,890	2%	(17%)	(17%)

	245,906	24%	204,033	23%	21%	21%

Asia-Pacific:
Recurring revenues	169,212	16%	121,688	13%	39%	43%
Non-recurring revenues	9,009	1%	7,523	1%	20%	22%

	178,221	17%	129,211	14%	38%	42%

Total:
Recurring revenues	997,741	95%	854,676	95%	17%	18%
Non-recurring revenues	47,383	5%	45,818	5%	3%	4%

	$1,045,124	100%	$900,494	100%	16%	17%

Americas Revenues. Growth in Americas revenues was primarily due to (i) $19.5 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, Dallas, Los Angeles, Miami, New York, Seattle and Washington, D.C. metro areas and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count, as discussed above. The growth in revenue was partially offset by a $3.4 million decrease in revenue due to the change in the estimated period that revenue related to non-recurring installation fees is recognized, as discussed above. During the six months ended June 30, 2013, the U.S. dollar was generally stronger relative to the Canadian dollar and Brazilian reais than during the six months ended June 30, 2012, resulting in approximately $4.1 million of unfavorable foreign currency impact to our Americas revenues during the six months ended June 30, 2013 when compared to average exchange rates of the six months ended June 30, 2012. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Dallas, Rio de Janeiro, Silicon Valley, Toronto and Washington, D.C. metro areas, which are expected to open during the remainder of 2013 and 2014. Our estimates of future revenue growth take into account expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

EMEA Revenues. Our revenues from the U.K., the largest revenue contributor in the EMEA region for the period, represented approximately 36% and 39%, respectively, of the regional revenues during the six months ended June 30, 2013 and 2012. Our EMEA revenue growth was due to (i) $13.0 million of additional revenue from the impact of the ancotel and Dubai IBX data center acquisitions, (ii) approximately $17.5 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Frankfurt, London, Paris and Zurich metro areas and (iii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count, as discussed above. The growth in revenue was partially offset by a $1.5 million decrease in revenue due to the change in the estimated period that revenue related to non-recurring installation fees is recognized, as discussed above. During the six months ended June 30, 2013, the impact of foreign currency fluctuations to our EMEA revenues was not significant when compared to average exchange rates of the six months ended June 30, 2012. We expect that our EMEA revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Frankfurt and London metro areas, which are expected to open during the remainder of 2013. Our estimates of future revenue growth take into account expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 36% and 40%, respectively, of the regional revenues for the six months ended June 30, 2013 and 2012. Our Asia-Pacific revenue growth was due to (i) $26.4 million of additional revenue from the impact of the Asia Tone acquisition, (ii) approximately $4.2 million of revenue generated from our recently-opened IBX data center expansions in the Hong Kong, Singapore, Sydney and Tokyo metro areas and (iii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count, as discussed above. The growth in revenue was partially offset by a $883,000 decrease in revenue due to the change in the estimated period that revenue related to non-recurring installation fees is recognized, as discussed above. During the six months ended June 30, 2013, the U.S. dollar was generally stronger relative to the Australian dollar and Japanese yen than during the six months ended June 30, 2012, resulting in approximately $5.0 million of unfavorable foreign currency impact to our Asia-Pacific revenues during the six months ended June 30, 2013 when compared to average exchange rates of the six months ended June 30, 2012. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX data center expansions and additional expansions currently taking place in the Hong Kong, Osaka, Tokyo, Singapore and Sydney metro areas, which are expected to open during the remainder of 2013 and 2014. Our estimates of future revenue growth take into account expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

Cost of Revenues. Our cost of revenues for the six months ended June 30, 2013 and 2012 were split among the following geographic regions (dollars in thousands):

	Six months ended June 30,				% change
	2013	%	2012	%	Actual	Constant currency
Americas.	$290,957	55%	$259,992	59%	12%	13%
EMEA	131,949	25%	105,315	24%	25%	26%
Asia-Pacific	104,055	20%	77,080	17%	35%	40%

Total	$526,961	100%	$442,387	100%	19%	21%

	Six months ended June 30,
	2013	2012
Cost of revenues as a percentage of revenues:
Americas .	47%	46%
EMEA	54%	52%
Asia-Pacific	58%	60%
Total	50%	49%

Americas Cost of Revenues. Our Americas cost of revenues for the six months ended June 30, 2013 and 2012 included $107.9 million and $95.3 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX data center expansion activity. Excluding depreciation expense, the increase in our Americas cost of revenues was primarily due to (i) $3.9 million of higher costs associated with certain custom services provided to our customers, (ii) $3.6 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (862 Americas cost of revenues employees as of June 30, 2013 versus 822 as of June 30, 2012)

and (iii) $3.0 million of higher taxes, including property taxes. During the six months ended June 30, 2013, the U.S. dollar was generally stronger relative to the Canadian dollar and Brazilian reais than during the six months ended June 30, 2012, resulting in approximately $2.8 million of favorable foreign currency impact to our Americas cost of revenues during the six months ended June 30, 2013 when compared to average exchange rates of the six months ended June 30, 2012. We expect Americas cost of revenues to increase as we continue to grow our business.

EMEA Cost of Revenues. Our EMEA cost of revenues for the six months ended June 30, 2013 and 2012 included $39.6 million and $31.8 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX data center expansion activity and acquisitions. Excluding depreciation expense, the increase in our EMEA cost of revenues was primarily due to (i) the impact of the ancotel and Dubai IBX data center acquisitions, which resulted in $5.5 million of additional cost of revenues for the six months ended June 30, 2013, (ii) $4.7 million of costs associated with certain custom services provided to our customers, (iii) $3.7 million of higher utility costs, (iv) $2.4 million of higher compensation expense and (v) higher professional fees to support our growth. During the six months ended June 30, 2013, the impact of foreign currency fluctuations to our EMEA cost of revenues was not significant when compared to average exchange rates of the six months ended June 30, 2012. We expect EMEA cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Our Asia-Pacific cost of revenues for the six months ended June 30, 2013 and 2012 included $40.5 million and $30.9 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX data center expansion activity and the Asia Tone acquisition. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily due to (i) the impact of the Asia Tone acquisition, which resulted in $11.5 million of additional cost of revenues, and (ii) $2.9 million of higher utility costs. During the six months ended June 30, 2013, the U.S. dollar was generally stronger relative to the Australian dollar and Japanese yen than during the six months ended June 30, 2012, resulting in approximately $3.5 million of favorable foreign currency impact to our Asia-Pacific cost of revenues during the six months ended June 30, 2013 when compared to average exchange rates of the six months ended June 30, 2012. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the six months ended June 30, 2013 and 2012 were split among the following geographic regions (dollars in thousands):

	Six months ended June 30,				% change
	2013	%	2012	%	Actual	Constant currency
Americas.	$69,554	59%	$60,835	65%	14%	15%
EMEA	33,068	28%	21,849	23%	51%	53%
Asia-Pacific	15,132	13%	11,329	12%	34%	37%

Total	$117,754	100%	$94,013	100%	25%	26%

	Six months ended June 30,
	2013	2012
Sales and marketing expenses as a percentage of revenues:
Americas.	11%	11%
EMEA	13%	11%
Asia-Pacific	8%	9%
Total	11%	10%

Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to $8.3 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (349 Americas sales and marketing employees as of June 30, 2013 versus 287 as of June 30, 2012) and higher advertising and promotion costs. During the six months ended June 30, 2013, the impact of foreign currency fluctuations to our Americas sales and marketing expenses was not significant when compared to average exchange rates of the six months ended June 30, 2012. Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Americas sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in Americas sales and marketing initiatives, we believe our Americas sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

EMEA Sales and Marketing Expenses. The increase in our EMEA sales and marketing expenses was primarily due to (i) $5.1 million of additional sales and marketing expenses from the impact of the ancotel and Dubai IBX data center acquisitions and (ii) $5.0 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (172 EMEA sales and marketing employees, excluding the impact of acquisitions, as of June 30, 2013 versus 143 as of June 30, 2012). For the six months ended June 30, 2013, the impact of foreign currency fluctuations to our EMEA sales and marketing expenses was not significant when compared to average exchange rates of the six months ended June 30, 2012. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our EMEA sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in EMEA sales and marketing initiatives, we believe our EMEA sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to $2.5 million of additional sales and marketing expenses from the impact of the Asia Tone acquisition. For the six months ended June 30, 2013, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the six months ended June 30, 2012. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Asia-Pacific sales and marketing expenses have increased. Although we anticipate that we will continue to invest in Asia-Pacific sales and marketing initiatives, we believe our Asia-Pacific sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

General and Administrative Expenses. Our general and administrative expenses for the six months ended June 30, 2013 and 2012 were split among the following geographic regions (dollars in thousands):

	Six months ended June 30,				% change
	2013	%	2012	%	Actual	Constant currency
Americas	$125,126	70%	$118,276	74%	6%	6%
EMEA	35,141	20%	25,258	16%	39%	41%
Asia-Pacific	18,050	10%	15,377	10%	17%	18%

Total	$178,317	100%	$158,911	100%	12%	13%

	Six months ended June 30,
	2013	2012
General and administrative expenses as a percentage of revenues:
Americas .	20%	21%
EMEA	14%	12%
Asia-Pacific	10%	12%
Total	17%	18%

Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to $6.9 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (707 Americas general and administrative employees as of June 30, 2013 versus 642 as of June 30, 2012), partially offset by $2.9 million of lower professional fees. During the six months ended June 30, 2013, the impact of foreign currency fluctuations to our Americas general and administrative expenses was not significant when compared to average exchange rates of the six months ended June 30, 2012. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments into improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including this investment in our back office systems and the REIT conversion process.

EMEA General and Administrative Expenses. The increase in our EMEA general and administrative expenses was primarily due to (i) $2.6 million of additional general and administrative expenses from the impact of the ancotel and Dubai IBX data center acquisitions, (ii) $3.0 million of higher professional fees and (iii) $2.6 million of higher compensation costs. The impact of foreign currency fluctuations to our EMEA general and administrative expenses for the six months ended June 30, 2013 was not significant when compared to average exchange rates of the six months ended June 30, 2012. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to additional general and administrative expenses from the impact of the Asia Tone acquisition and higher compensation costs. For the six months ended June 30, 2013, the impact of foreign currency fluctuations to our Asia-Pacific general and administrative expenses was not significant when compared to average exchange rates of the six months ended June 30, 2012. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Restructuring Charge. During the six months ended June 30, 2013, we recorded a $4.8 million reversal of the restructuring charge accrual for our excess space in the New York 2 IBX data center as a result of our decision to purchase this property and utilize the space. During the six months ended June 30, 2012, we did not record any restructuring charge.

Acquisition Costs. During the six months ended June 30, 2013, we recorded acquisition costs totaling $6.2 million primarily attributed to Americas region. During the six months ended June 30, 2012, we recorded acquisition costs totaling $2.3 million primarily attributed to the ancotel and Asia Tone acquisitions.

Interest Income. Interest income was $1.7 million for both the six months ended June 30, 2013 and June 30, 2012. The average annualized yield for the six months ended June 30, 2013 was 0.27% versus 0.24% for the six months ended June 30, 2012. We expect our interest income to remain at these low levels for the foreseeable future due to the impact of a continued low interest rate environment and a portfolio more weighted towards short-term securities.

Interest Expense. Interest expense increased to $121.3 million for the six months ended June 30, 2013 from $99.6 million for the six months ended June 30, 2012. This increase in interest expense was primarily due to the impact of our $1.5 billion senior notes offering in March 2013, $9.9 million of higher interest expense from various capital lease and other financing obligations to support our expansion projects and less capitalized interest expense, which was partially offset by the redemption of our 8.125% senior notes in April 2013. During the six months ended June 30, 2013 and 2012, we capitalized $5.6 million and $10.7 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we recognize the full impact of our $1.5 billion senior notes offering, partially offset by the redemption of our 8.125% senior notes, which will contribute approximately $17.7 million in incremental interest expense annually. However, we may incur additional indebtedness to support our growth, resulting in higher interest expense.

Other Income (Expense). We recorded $2.3 million of other income and $2.0 million of other expense, respectively, for the six months ended June 30, 2013 and 2012, primarily due to foreign currency exchange gains and losses during the periods.

Loss on Debt Extinguishment. During the six months ended June 30, 2013, we recorded a $93.6 million loss on debt extinguishment as a result of the redemption of our $750.0 million 8.125% senior notes. During the six months ended June 30, 2012, we did not have any loss on debt extinguishment.

Income Taxes. For the six months ended June 30, 2013 and 2012, we recorded $1.6 million and $31.0 million of income tax expenses, respectively. Our effective tax rates were 16.2% and 30.1% for the six months ended June 30, 2013 and 2012, respectively. The lower tax rate for the six months ended June 30, 2013 was primarily due to the $93.6 million loss on debt extinguishment recorded during the six months ended June 30, 2013. The 2013 income tax provision is expected to be lower than 2012 primarily due to the loss on debt extinguishment recorded during the period and the corporate structure reorganization in the EMEA region, as discussed below. We expect that cash income taxes during the remainder of 2013 will primarily be related to the impact of recognizing depreciation and amortization recapture as a result of changing our method of depreciating and amortizing various data center assets for tax purposes in connection with our REIT conversion plan. The cash taxes for 2013 and 2012 are primarily for U.S. federal and state income taxes and foreign income taxes in certain foreign jurisdictions.

To better align our EMEA corporate structure and intercompany relationship with the nature of our business activities and regional centralization, we commenced certain reorganization activities during the fourth quarter of 2012 in the EMEA region. The new organizational structure will centralize the majority of our EMEA business management activities in the Netherlands effective July 1, 2013. As a result, we expect our overall effective tax rate will be lower in subsequent periods as the new structure begins to take full effect. Assuming a successful conversion to a REIT, and no material changes to tax rules and regulations, we expect our effective long-term worldwide cash tax rate to ultimately decrease to a range of 10% to 15%.

Net Income from Discontinued Operations. During the six months ended June 30, 2013, we did not have any discontinued operations. For the six months ended June 30, 2012, our net income from discontinued operations was $549,000. For additional information, see “Discontinued Operations” in Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the performance of our segments, measure the operational cash generating abilities of our segments and develop regional growth strategies such as IBX data center expansion decisions. Our adjusted EBITDA for the six months ended June 30, 2013 and 2012 were split among the following geographic regions (dollars in thousands):

	Six months ended June 30,				% change
	2013	%	2012	%	Actual	Constant currency
Americas	$299,140	61%	$274,080	64%	9%	10%
EMEA	98,346	20%	92,089	22%	7%	7%
Asia-Pacific	90,151	19%	61,907	14%	46%	49%

Total	$487,637	100%	$428,076	100%	14%	15%

Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was due to our improved income from continuing operations, as the growth in revenues exceeded the increase in operating expenses after excluding depreciation expense, amortization expense, accretion expense, stock-based compensation, restructuring charges and acquisition costs, which are excluded from adjusted EBITDA.

EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to the impact of the Dubai IBX data center and ancotel acquisitions, which generated $3.0 million of adjusted EBITDA during the six months ended June 30, 2013. Additionally, the increase was due to our improved income from continuing operations, as the growth in revenues exceeded the increase in operating expenses after excluding depreciation expense, amortization expense, accretion expense, stock-based compensation and acquisition costs, which are excluded from adjusted EBITDA.

Asia-Pacific Adjusted EBITDA. Our Asia-Pacific adjusted EBITDA for the six months ended June 30, 2013, included $13.4 million of adjusted EBITDA from the impact of the Asia Tone acquisition. Additionally, the increase was due to our improved income from continuing operations. The growth in revenues exceeded the increase in operating expenses after excluding depreciation expense, amortization expense, accretion expense, stock-based compensation and acquisition costs, which are excluded from adjusted EBITDA. During the six months ended June 30, 2013, the U.S. dollar was generally stronger relative to the Australian dollar and Japanese yen than during the six months ended June 30, 2012, resulting in approximately $2.4 million of unfavorable foreign currency impact to our Asia-Pacific adjusted EBITDA during the six months ended June 30, 2013 when compared to average exchange rates of the six months ended June 30, 2012.

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

We define adjusted EBITDA as income or loss from continuing operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges and acquisition costs as presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Income from continuing operations	$112,177	$102,096	$220,741	$202,842
Depreciation, amortization and accretion expense	110,117	93,274	218,648	183,424
Stock-based compensation expense	24,194	20,444	46,897	39,469
Restructuring charge	(4,837)	—	(4,837)	—
Acquisition costs	2,526	1,666	6,188	2,341

Adjusted EBITDA	$244,177	$217,480	$487,637	$428,076

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

Liquidity and Capital Resources

As of June 30, 2013, our total indebtedness was comprised of (i) convertible debt principal totaling $769.7 million from our 3.00% convertible subordinated notes and our 4.75% convertible subordinated notes (gross of discount) and (ii) non-convertible debt and financing obligations totaling $3.2 billion consisting of (a) $2.3 billion of principal from our 7.00%, 5.375% and 4.875% senior notes, (b) $205.3 million of principal from our loans payable and (c) $770.1 million from our capital lease and other financing obligations.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, payment of tax liabilities related to the decision to convert to a REIT (see below) and completion of our publicly-announced expansion projects. As of June 30, 2013, we had $1.2 billion of cash, cash equivalents and short-term and long-term investments, of which approximately $1.0 billion was held in the U.S. We believe that our current expansion activities in the U.S. can be funded with our U.S.-based cash and cash equivalents and investments. Besides our investment portfolio, additional liquidity available to us from the U.S. financing and any further financing activities we may pursue and customer collections are our primary source of cash. While we believe we have a strong customer base and have continued to experience relatively strong collections, if the current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity. Additionally, approximately 18% of our gross trade receivables are attributable to our EMEA region, and due to the risks posed by the current European debt crisis and credit downgrade, our EMEA-based customers may have difficulty paying us. As a result, our liquidity could be adversely impacted by the possibility of increasing trade receivable aging and higher allowances for doubtful accounts.

As of June 30, 2013, we had a total of approximately $521.5 million of additional liquidity available to us under the U.S. financing. While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and to complete our publicly-announced IBX data center expansion plans, we may pursue additional expansion opportunities, primarily the build out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions, and have also announced our planned conversion to a REIT (see below). While we expect to fund these expansion plans with our existing resources, additional financing, either debt or equity, may be required to pursue certain new or unannounced additional expansion plans, including acquisitions. However, if current market conditions were to deteriorate, we may be unable to secure additional financing or any such additional financing may only be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.

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

Sources and Uses of Cash

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$231,340	$320,775
Net cash provided by (used in) investing activities	(604,993)	363,313
Net cash provided by (used in) financing activities	646,726	(308,666)

Operating Activities. The decrease in net cash provided by operating activities was primarily due to unfavorable working capital activities, such as growth in accounts receivables and increased payments of certain accounts payable, accrued expenses and income taxes as well as $22.4 million of excess tax benefits from stock-based compensation, partially offset by improved operating results. Although our collections remain strong, it is possible for some large customer receivables that were anticipated to be collected in one quarter to slip to the next quarter. For example, some large customer receivables that were anticipated to be collected in June 2013 were instead collected in July 2013, which negatively impacted cash flows from operating activities for the six months ended June 30, 2013. We expect that we will continue to generate cash from our operating activities during the remainder of 2013 and beyond.

Investing Activities. The net cash used in investing activities for the six months ended June 30, 2013 was primarily due to $623.8 million of purchases of investments and $201.5 million of capital expenditures as a result of expansion activity, partially offset by $215.2 million of sales and maturities of investments. The net cash provided by investing activities for the six months ended June 30, 2012 was primarily due to

$791.8 million of maturities and sales of investments and $79.4 million of release of restricted cash primarily related to payments made in connection with the Paris 4 IBX financing, partially offset by $342.0 million of capital expenditures as a result of expansion activity and $165.8 million of purchases of investments. During 2013, we expect that our IBX expansion construction activity will be similar to our 2012 levels. However, if the opportunity to expand is greater than planned and we have sufficient funding to increase the expansion opportunities available to us, we may increase the level of capital expenditures to support this growth as well as pursue additional acquisitions or joint ventures. In July 2013, we closed our purchase of the New York IBX data center for net cash consideration of $73.4 million.

Financing Activities. The net cash provided by financing activities for the three months ended June 30, 2013 was primarily due to $1.5 billion of proceeds from the senior notes offering in March 2013, $22.4 million of excess tax benefits from stock-based compensation and $15.9 million of proceeds from employee equity awards, partially offset by $830.9 million for the redemption of the $750.0 million 8.125% senior notes, $39.9 million of repayments of various long-term debt and capital lease and other financing obligations and $20.8 million of debt issuance costs related to the senior notes offering in March 2013. The net cash used in financing activities for the six months ended June 30, 2012 was primarily due to $250.0 million repayment of the principal amount of the 2.50% convertible subordinated notes and $83.2 million of repayments of principal on our loans payable and capital lease and other financing obligations, partially offset by $36.5 million of proceeds from employee equity awards. Going forward, we expect that our financing activities will consist primarily of repayment of our debt for the foreseeable future. However, we may pursue additional financings in the future to support expansion opportunities, additional acquisitions or joint ventures.

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

Debt issuance costs related to the 4.875% senior notes and 5.375% senior notes, net of amortization, were $19.6 million as of June 30, 2013. In March 2013, we placed $836.4 million of the proceeds from the issuance of the 4.875% and 5.375% senior notes into a restricted cash account for the redemption of the 8.125% senior notes.

8.125% Senior Notes. In February 2010, we issued $750.0 million aggregate principal amount of 8.125% senior notes due March 1, 2018. The indenture governing the 8.125% senior notes permitted us to redeem the 8.125% senior notes at the redemption prices set forth in the 8.125% senior notes indenture plus accrued and unpaid interest to, but not including the redemption date.

In April 2013, we redeemed all of the 8.125% senior notes and incurred a loss on debt extinguishment. See Note 9 to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

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

Contractual Obligations and Off-Balance-Sheet Arrangements

We lease a majority of our IBX data centers and certain equipment under non-cancelable lease agreements expiring through 2040. The following represents our debt maturities, financings, leases and other contractual commitments as of June 30, 2013 (in thousands):

	2013 (6 months)	2014	2015	2016	2017	Thereafter	Total
Convertible debt (1)	$—	$395,986	$—	$373,726	$—	$—	$769,712
Senior notes	—	—	—	—	—	2,250,000	2,250,000
U.S. term loan (2)	20,000	40,000	40,000	40,000	20,000	—	160,000
ALOG financing (2)	—	12,835	12,835	12,835	6,419	—	44,924
Other loan payable (2)	38	—	—	—	—	—	38
Paris 4 IBX financing (3)	317	—	—	—	—	—	317
Interest (4)	89,011	164,238	152,837	141,964	131,174	566,780	1,246,004
Capital lease and other financing obligations (5)	32,830	70,488	75,090	78,740	79,118	772,756	1,109,022
Operating leases (6)	50,448	101,955	87,554	80,893	77,936	508,709	907,495
Other contractual commitments (7)	283,612	71,532	32,923	955	887	3,587	393,496
Asset retirement obligations (8)	1,327	4,865	5,992	484	6,575	44,662	63,905
ALOG acquisition contingent consideration (9)	4,557	1,479	1,701	2,462	—	—	10,199
Redeemable non-controlling interests	—	96,614	—	—	—	—	96,614

	$482,140	$959,992	$408,932	$732,059	$322,109	$4,146,494	$7,051,726

(1)	Represents principal only. As of June 30, 2013, had the holders of the 3.00% convertible subordinated notes due 2014 converted their notes, the 3.00% convertible subordinated notes would have been convertible into approximately 3.5 million shares of our common stock, which would have a total value of $640.4 million based on the closing price of our common stock on June 28, 2013, the last trading day of our common stock during the three months ended June 30, 2013. As of June 30, 2013, had the holders of the 4.75% convertible subordinated notes due 2016 converted their notes, the 4.75% convertible subordinated notes would have been convertible into approximately 4.4 million shares of our common stock, which would have a total value of $818.7 million based on the closing price of our common stock on June 28, 2013, the last trading day of our common stock during the three months ended June 30, 2013.
(2)	Represents principal only.
(3)	Represents total payments to be made under two agreements to purchase and develop the Paris 4 IBX center.
(4)	Represents interest on ALOG financing, convertible debt, senior notes and U.S. term loan based on their approximate interest rates as of June 30, 2013.
(5)	Represents principal and interest.
(6)	Represents minimum operating lease payments, excluding potential lease renewals.
(7)	Represents off-balance sheet arrangements. Other contractual commitments are described below.
(8)	Represents liability, net of future accretion expense.
(9)	Represents unaccrued ALOG acquisition contingent consideration, subject to reduction for any post-closing balance sheet adjustments and any claims for indemnification, and includes the portion of the contingent consideration that will be funded by Riverwood Capital L.P., who has an indirect, non-controlling equity interest in ALOG. As of June 30, 2013, we accrued approximately $3.7 million of ALOG acquisition contingent consideration.

In connection with certain of our leases and other contracts requiring deposits, we entered into 15 irrevocable letters of credit totaling $28.5 million under the senior revolving credit line. These letters of credit were provided in lieu of cash deposits under the senior revolving credit line. If the landlords for these IBX leases decide to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the senior revolving credit line. These contingent commitments are not reflected in the table above.

We had accrued liabilities related to uncertain tax positions totaling approximately $21.2 million as of June 30, 2013. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.

Primarily as a result of our various IBX data center expansion projects, as of June 30, 2013, we were contractually committed for $162.4 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2013 and thereafter, is reflected in the table above as “other contractual commitments.”

We had other non-capital purchase commitments in place as of June 30, 2013, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2013 and beyond. Such other purchase commitments as of June 30, 2013, which total $231.1 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $200 million to $250 million, in addition to the $162.4 million in contractual commitments discussed above as of June 30, 2013, in our various IBX data center expansion projects during 2013 and thereafter in order to complete the work needed to open these IBX data centers. These non-contractual capital expenditures are not reflected in the table above. If we so choose, whether due to economic factors or other considerations, we could delay these non-contractual capital expenditure commitments to preserve liquidity.

In March 2013, we entered into a lease for land and a building that we and the landlord will jointly develop into our third IBX data center in the Singapore metro area, referred to as the Singapore 3 lease. The Singapore 3 lease has a term of 20 years, with an option to purchase the property. If the option to purchase property is not exercised, we have options to extend the lease. The total cumulative minimum rent obligation over the term of the lease is approximately $157.4 million, exclusive of renewal periods.

In May 2013, we entered into a binding purchase and sale agreement for a property located in the New York metro area, which is referred to as the New York IBX data center acquisition, with a total purchase price of approximately $73.4 million. A portion of the property was leased to us and was being used by us as one of our New York IBX data centers. The lease was originally accounted for as an operating lease. As a result of the New York IBX data center acquisition, we accounted for the lease as a capital lease prior to the close of the New York IBX data center acquisition in July 2013. The remainder of the property was leased by another party, which will become our tenant upon closing. During the three months ended June 30, 2013, we recorded a capital lease asset and liability totaling approximately $67.3 million, which will be reversed upon the close of the New York IBX data center acquisition.

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

While there have been no significant changes in our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the six months ended June 30, 2013 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2012, the U.S. dollar strengthened relative to certain of the currencies of the foreign countries in which we operate during the six months ended June 30, 2013. This has significantly impacted our consolidated financial position and results of operations during this period, including the amount of revenue that we reported. Continued strengthening or weakening of the U.S. dollar will continue to have a significant impact to us in future periods.

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

Alleged Class Action and Shareholder Derivative Actions

On March 4, 2011, an alleged class action entitled Cement Masons & Plasterers Joint Pension Trust v. Equinix, Inc., et al., No. CV-11-1016-SC, was filed in the United States District Court for the Northern District of California, against Equinix and two of our officers. The suit asserts purported claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for allegedly misleading statements regarding our business and financial results. The suit is purportedly brought on behalf of purchasers of our common stock between July 29, 2010 and October 5, 2010, and seeks compensatory damages, fees and costs. Defendants filed a motion to dismiss on November 7, 2011. On March 2, 2012, the Court granted defendants’ motion to dismiss without prejudice and gave plaintiffs thirty days in which to amend their complaint. Pursuant to stipulation and order of the court entered on March 16, 2012, the parties agreed that plaintiffs would have up to and through May 2, 2012 to file a Second Amended Complaint. On May 2, 2012 plaintiffs filed a Second Amended Complaint asserting the same basic allegations as in the prior complaint. On June 15, 2012, defendants moved to dismiss the Second Amended Complaint. On September 19, 2012, the Court took the hearing on defendants’ motion to dismiss the Second Amended Complaint off calendar and notified the parties that it would make its decision on the pleadings. Subsequently, on September 24, 2012 the Court requested the parties submit supplemental briefing on or before October 9, 2012. The supplemental briefing was submitted on October 9, 2012. On December 5, 2012, the Court granted defendants’ motion to dismiss the Second Amended Complaint without prejudice and on January 15, 2013, Plaintiffs filed their Third Amended Complaint. On February 26, 2013, defendants moved to dismiss the Third Amended Complaint. On June 12, 2013, the Court granted defendants’ motion to dismiss the Third Amended Complaint and dismissed the case with prejudice. On July 3, 2013, plaintiffs stipulated that they will not appeal any prior orders issued by the Court in this action, including the Court’s June 12, 2013 order dismissing the Third Amended Complaint with prejudice.

On March 8, 2011, an alleged shareholder derivative action entitled Rikos v. Equinix, Inc., et al., No. CGC-11-508940, was filed in California Superior Court, County of San Francisco, purportedly on behalf of Equinix, and naming Equinix (as a nominal defendant), the members of our board of directors, and two of our officers as defendants. The suit is based on allegations similar to those in the federal securities class action and asserts causes of action against the individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. By agreement and order of the court, this case has been temporarily stayed pending proceedings in the class action. On June 25, 2013, the parties entered into a stipulation dismissing the case with prejudice, and on July 11, 2013, the Court entered an order of dismissal with prejudice.

On May 20, 2011, an alleged shareholder derivative action entitled Stopa v. Clontz, et al., No. CV-11-2467-SC, was filed in the U.S. District Court for the Northern District of California, purportedly on behalf of Equinix, naming Equinix (as a nominal defendant) and the members of our board of directors as defendants. The suit is based on allegations similar to those in the federal securities class action and the state court derivative action and asserts causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. On June 10, 2011, the Court signed an order relating this case to the federal securities class action. Plaintiffs filed an amended complaint on December 14, 2011. By agreement and order of the court, this case has been temporarily stayed pending proceedings in the class action. On July 9, 2013, the parties entered into a stipulation dismissing the case with prejudice, and on July  10, 2013, the Court entered an order of dismissal with prejudice.

Item 1A. Risk Factors

In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business and us:

Risks Related to REIT Conversion

Although we have chosen to pursue conversion to a REIT, we may not be successful in converting to a REIT effective January 1, 2015, or at all.

In September 2012, our board of directors approved a plan for us to convert to a REIT. There are significant implementation and operational complexities to address before we can convert to a REIT, including obtaining a favorable private letter ruling (“PLR”) from the U.S. Internal Revenue Service (the “IRS”), completing internal reorganizations, modifying accounting, information technology and real estate systems, receiving stockholder approvals and making required stockholder payouts. Even if we are able to satisfy the existing REIT requirements or any future REIT requirements, the tax laws, regulations and interpretations governing REITs may change at any time in ways that could be disadvantageous to us.

Additionally, several conditions must be met in order to complete the conversion to a REIT, and the timing and outcome of many of these conditions are beyond our control. For example, we cannot provide assurance that the IRS will ultimately provide us with a favorable PLR or that any favorable PLR will be received in a timely manner for us to convert successfully to a REIT as of January 1, 2015, including as a result of the IRS working group discussed below. Even if the transactions necessary to implement REIT conversion are effected, our board of directors may decide not to elect REIT status, or to delay such election, if it determines in its sole discretion that it is not in the best interests of us or our stockholders. We can provide no assurance if or when conversion to a REIT will be successful. Furthermore, the effective date of the REIT conversion could be delayed beyond January 1, 2015, in which event we could not elect REIT status until the taxable year beginning January 1, 2016, at the earliest.

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

Although, if we convert to a REIT, we plan to operate in a manner consistent with the REIT qualification rules, we cannot provide assurance that we will, in fact, qualify as a REIT or remain so qualified. REIT qualification involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”) to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of these provisions.

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

Legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the IRS, could have a negative effect on us.

The rules dealing with U.S. federal income taxation are continually under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (the “Treasury”). New legislation, Treasury regulations, administrative interpretations or court decisions could, with retroactive effect, significantly and negatively affect our ability to qualify to be taxed as a REIT. Further, such actions could, with retroactive effect, also significantly and negatively affect the U.S. federal income tax consequences to our stockholders and us.

In the course of our communications with the IRS relating to our PLR request, the IRS informed us that it has convened an internal working group to study the current legal standards the IRS uses to define “real estate” for purposes of the REIT provisions of the Code and that, pending the completion of the study, the IRS is unlikely to issue PLRs on what constitutes real estate for REIT purposes. It is our understanding that the IRS intends to determine if any changes or refinements should be made to those current legal standards. We cannot predict when the IRS working group will complete its study, what the outcome of the study will be, or how that outcome will impact us and our stockholders. We continue to believe, based on both existing legal precedent and the fact that other data center companies currently operate as REITs, that our data center assets constitute real estate for REIT purposes.

Complying with REIT qualification requirements may limit our flexibility or cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our common stock. For example, under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more of our TRSs, and other nonqualifying assets. This limitation may affect our ability to make large investments in other non-REIT qualifying operations or assets. In addition, in order to maintain qualification as a REIT, we will be required to distribute at least 90% of our REIT taxable income annually, determined without regard to the dividends paid deduction and excluding any net capital gains. Even if we maintain our qualification as a REIT, we will be subject to U.S. federal income tax at regular corporate rates for our undistributed REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, as well as U.S. federal income tax at regular corporate rates for income recognized by our TRSs. Because of these distribution requirements, we will likely not be able to fund future capital needs and investments from operating cash flow. As such, compliance with REIT tests may hinder our ability to make certain attractive investments, including the purchase of significant nonqualifying assets and the material expansion of non-real estate activities.

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

We have provided an estimated range of our tax and other costs to convert to a REIT, including estimated tax liabilities associated with a change in our methods of depreciating and amortizing various assets and annual compliance costs. Our estimate of these taxes and other costs, however, may not be accurate, and such costs may actually be higher than our estimates due to unanticipated outcomes in the process of obtaining a PLR, changes in our business support functions and support costs, the unsuccessful execution of internal planning, including restructurings and cost reduction initiatives, or other factors.

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

We have no experience operating as a REIT, and our senior management has no experience operating a REIT. Our pre-REIT operating experience may not be sufficient to prepare us to operate successfully as a REIT. Our inability to operate successfully as a REIT, including the failure to maintain REIT status, could adversely affect our business, financial condition or results of operations.

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

We have a significant amount of debt. Notwithstanding our intention to become adjusted free cash flow positive in 2013, excluding REIT-related cash costs and tax liabilities, we may not achieve such goal and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, the E&P distribution or the other cash outlays associated with conversion to a REIT. As of June 30, 2013, our total indebtedness was approximately $3.9 billion, our stockholders’ equity was $2.3 billion and our cash and investments totaled $1.2 billion. In addition, as of June 30, 2013, we had approximately $521.5 million of additional liquidity available to us as a result of a $750.0 million credit facility agreement entered into with a group of lenders in the U.S. Some of our debt contains covenants which may limit our operating flexibility or may limit our ability to operate as a REIT. In addition to our substantial debt, we lease a majority of our IBX data centers and certain equipment under non-cancellable lease agreements, the majority of which are accounted for as operating leases. As of June 30, 2013, our total minimum operating lease commitments under those lease agreements, excluding potential lease renewals, was approximately $907.5 million, which represents off-balance sheet commitments.

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

Since January 1, 2012, the closing sale price of our common stock on the NASDAQ Global Select Market has ranged from $100.90 to $229.67 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. General economic and market conditions, and market conditions for telecommunications stocks in general, may affect the market price of our common stock.

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

Changes in U.S. or foreign tax laws, regulations, or interpretations thereof, including changes to tax rates, may adversely affect our financial statement and cash taxes.

We are a U.S. company with global subsidiaries and are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no certainty that additional taxes will not be due upon audit of our tax returns or as a result of changes to the tax laws and interpretations thereof. The U.S. Congress as well as the governments of many of the countries in which we operate are actively discussing changes to the corporate recognition and taxation of worldwide income. The nature and timing of any changes to each jurisdictions’ tax laws and the impact on the company’s future tax liabilities cannot be predicted with any accuracy but could materially and adversely impact the Company’s results of operations and financial position including cash flows.

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

Several states within the U.S. have adopted laws intended to limit fossil fuel consumption and/or encourage renewable energy development for the same purpose. For example, California enacted AB-32, the Global Warming Solutions Act of 2006, prescribing a statewide cap on global warming pollution with a goal of reaching 1990 GHG emission levels by 2020, and established a mandatory emissions reporting program. Regulations adopted by the California Air Resources Board, require allowances to be surrendered for emissions of GHGs. This first phase of the cap-and-trade program commenced on January 1, 2013, and could increase our electricity costs. The effect on the price we pay for electricity cannot yet be determined, but the increase could exceed 5% of our costs of electricity at our California locations. In 2015, a second phase of the program will begin, imposing allowance obligations upon suppliers of most forms of fossil fuels, which will increase the costs of our petroleum fuels used for transportation and emergency generators.

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

For the years ended December 31, 2012, 2011 and 2010, we recognized approximately 44%, 41% and 38%, respectively, of our revenues outside the U.S. For the six months ended June 30, 2013, we recognized 46% of our revenues outside the U.S. We currently operate outside of the U.S. in Canada, Brazil, EMEA and Asia-Pacific.

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

•	the cost and availability of adequate public utilities, including power;

•	changes in employee stock-based compensation;

•	overall inflation;

•	increasing interest expense due to any increases in interest rates and/or potential additional debt financings;

•	a stock repurchase program;

•	our proposed REIT conversion, including the timing of expenditures and other cash outlays associated with the REIT conversion;

•	changes in our tax planning strategies or failure to realize anticipated benefits from such strategies;

•	changes in income tax benefit or expense; and

•	changes in or new generally accepted accounting principles (“GAAP”) in the U.S. as periodically released by the Financial Accounting Standards Board (“FASB”).

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

As of June 30, 2013, our accumulated deficit was $103.2 million. Although we have generated net income for each fiscal year since 2008, which was our first full year of net income since our inception, we are also currently investing heavily in our future growth through the build out of multiple additional IBX data centers and IBX data center expansions as well as acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial crisis may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

The failure to obtain favorable terms when we renew our IBX data center leases could harm our business and results of operations.

While we own certain of our IBX data centers, others are leased under long-term arrangements with lease terms expiring at various dates through 2040. These leased centers have all been subject to significant development by us in order to convert them from, in most cases, vacant buildings or warehouses into IBX data centers. Most of our IBX data center leases have renewal options available to us. However, many of these renewal options provide for the rent to be set at then-prevailing market rates. To the extent that then-prevailing market rates are higher than present rates, these higher costs may adversely impact our business and results of operations.

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

Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a third party from acquiring control of us in a merger, acquisition or similar transaction that a stockholder may consider favorable. Such provisions include:

•	authorization for the issuance of “blank check” preferred stock;

•	the prohibition of cumulative voting in the election of directors;

•	limits on the persons who may call special meetings of stockholders;

•	limits on stockholder action by written consent; and

•	advance notice requirements for nominations to the Board or for proposing matters that can be acted on by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders in certain situations, may also discourage, delay or prevent someone from acquiring or merging with us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/14/11	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/11/13	3.1

3.4	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.5	Amended and Restated Bylaws of the Registrant.	8-K	6/11/13	3.2

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

4.2	Indenture dated September 26, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	9/26/07	4.4

4.3	Form of 3.00% Convertible Subordinated Note Due 2014 (see Exhibit 4.2).

4.4	Indenture dated June 12, 2009 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/12/09	4.1

4.5	Form of 4.75% Convertible Subordinated Note Due 2016 (see Exhibit 4.4).

4.6	Indenture dated July 13, 2011 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	7/13/11	4.1

4.7	Form of 7.00% Senior Note due 2021 (see Exhibit 4.6)	8-K	7/13/11	4.2

4.8	Indenture for the 2020 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/13	4.1

4.9	Form of 4.875% Senior Note due 2020 (see Exhibit 4.8)	8-K	3/5/13	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

4.10	Indenture for the 2023 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/13	4.3

4.11	Form of 5.375% Senior Note due 2023 (see Exhibit 4.10)	8-K	3/5/13	4.4

10.1	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333- 93749)	12/29/99	10.5

10.2	2000 Equity Incentive Plan, as amended.	10-Q	3/31/12	10.2

10.3	2000 Director Option Plan, as amended.	10-K	12/31/07	10.4

10.4	2001 Supplemental Stock Plan, as amended.	10-K	12/31/07	10.5

10.5	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	S-8 (File No. 333- 186873)	2/26/13	99.1

10.6	Letter Agreement, dated April 22, 2008, by and between Eric Schwartz and Equinix Operating Co., Inc.	10-Q	6/30/08	10.34

10.7	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/08	10.31

10.8	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/08	10.32

10.9	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.33

10.10	Severance Agreement by and between Peter Ferris and Equinix, Inc. dated December 17, 2008.	10-K	12/31/08	10.34

10.11	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.35

10.12	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.13	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.2

10.14	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.3

10.15	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.4

10.16	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.5

10.17	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.6

10.18	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.7

10.19	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.8

10.20	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.9

10.21	Addendum to international assignment letter agreement by and between Eric Schwartz and Equinix Operating Co., Inc., dated February 17, 2010.	10-Q	3/31/10	10.42

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.22	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333- 137607) filed by Switch & Data Facilities Company, Inc.	2/5/07	10.9

10.23	Offer Letter from Equinix, Inc. to Charles Meyers dated September 28, 2010.	10-Q	9/30/10	10.40

10.24	Restricted Stock Unit Agreement for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	9/30/10	10.41

10.25	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30. 2010.	10-Q	9/30/10	10.42

10.26	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Ferris, Meyers, Smith, Taylor and Van Camp.	10-K	12/31/10	10.33

10.27	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.	10-K	12/31/10	10.34

10.28	Form of Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/11	10.34

10.29	Form of Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/11	10.35

10.30*	English Translation of Shareholders Agreement, dated as of April 25, 2011, among Equinix South America Holdings, LLC, RW Brasil Fundo de Investimento em Participaçðes and Zion RJ Participaçðes S.A., and, for the limited purposes set forth therein, Sidney Victor da Costa Breyer, Antonio Eduardo Zago de Carvalho, Equinix, Inc., Riverwood Capital L.P., Riverwood Capital Partners L.P. and Riverwood Capital Partners (Parallel – A) L.P.	10-Q	6/30/11	10.36

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.31	Lease Agreement between 2020 Fifth Avenue LLC and Switch & Data WA One LLC, dated October 13, 2011.	10-Q	9/30/11	10.37

10.32	Form of 2012 Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/12	10.38

10.33	Form of 2012 Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/12	10.39

10.34	Form of 2012 TSR Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/12	10.40

10.35	Form of 2012 TSR Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/12	10.41

10.36	Credit Agreement, by and among Equinix, Inc., as borrower, Equinix Operating Co., Inc., Equinix Pacific, Inc., Switch & Data Facilities Company, Inc., Switch & Data Holdings, Inc. and Equinix Services, Inc., as guarantors, the Lenders (defined therein), Bank of America, N.A., as administrative agent, a Lender and L/C issuer, Wells Fargo Bank, National Association, as syndication agent, the Co-Documentation Agents (defined therein) and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole book manager, dated June 28, 2012.	10-Q	6/30/12	10.39

10.37	English Translation of Shareholders’ Agreement, dated as of October 31, 2012, among Equinix South America Holdings, LLC, RW Brasil Fundo de Investimento em Participações, Sidney Victor da Costa Breyer and Antonio Eduardo Zago de Carvalho, and as intervening party, Alog Soluções de Tecnologia em Informática s.a., and, for the limited purposes set forth herein, Equinix, Inc., Riverwood Capital L.P., Riverwood Capital Partners L.P., Riverwood Capital Partners (Parallel – A) L.P. and Riverwood Capital Partners (Parallel – B) L.P.	10-K	12/31/12	10.39

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.38	Lease Agreement, by and between 271 Front Inc. and Equinix Canada Ltd., dated November 30, 2012.	10-K	12/31/12	10.40

10.39	Indemnity Agreement, by Equinix, Inc. in favor of 271 Front Inc., dated November 30, 2012.	10-K	12/31/12	10.41

10.40	International Long-Term Assignment Extension Letter, by and between Equinix Operating Co., Inc. and Eric Schwartz, dated December 21, 2012.	10-K	12/31/12	10.42

10.41	Third Amendment to Credit Agreement by and among Equinix, Inc., the lenders party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer thereunder, dated as of February 27, 2013.	8-K	3/5/13	10.1

10.42	Offer Letter from Equinix, Inc. to Sara Baack dated July 31, 2012.	10-Q	3/31/13	10.42

10.43	Restricted Stock Unit Agreement for Sara Baack under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/13	10.43

10.44	Change in Control Severance Agreement by and between Sara Baack and Equinix, Inc. dated July 31, 2012.	10-Q	3/31/13	10.44

10.45	Equinix, Inc. 2013 Incentive Plan.	10-Q	3/31/13	10.45

10.46	Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/13	10.46

10.47	Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/13	10.47

10.48	Form of TSR Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/13	10.48

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.49	Form of TSR Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/13	10.49

10.50	Agreement to Develop and Lease, by and between Equinix Singapore Pte Ltd and Mapletree Industrial Trust, dated March 27, 2013.	10-Q	3/31/13	10.50

10.51	International Long-Term Assignment Letter by and between Equinix, Inc. and Eric Schwartz, dated May 21, 2013.				X

10.52	Fourth Amendment, Consent, Limited Release and Substitution Agreement to Credit Agreement by and among Equinix, Inc., the lenders party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer thereunder, dated as of May 31, 2013.				X

18.2	Preferable Accounting Principles Letter from Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm, dated April 24, 2013.	10-Q	3/31/13	18.2

21.1	Subsidiaries of Equinix, Inc.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS**	XBRL Instance Document.				X

101.SCH**	XBRL Taxonomy Extension Schema Document.				X

101.CAL**	XBRL Taxonomy Extension Calculation Document.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

101.DEF**	XBRL Taxonomy Extension Definition Document.				X

101.LAB**	XBRL Taxonomy Extension Labels Document.				X

101.PRE**	XBRL Taxonomy Extension Presentation Document.				X

*	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

EQUINIX, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.

Date: July 26, 2013

	By:	/S/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.51	International Long-Term Assignment Letter by and between Equinix, Inc. and Eric Schwartz, dated May 21, 2013.

10.52	Fourth Amendment, Consent, Limited Release and Substitution Agreement to Credit Agreement by and among Equinix, Inc., the lenders party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer thereunder, dated as of May 31, 2013.

21.1	Subsidiaries of Equinix, Inc.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Document.

101.DEF**	XBRL Taxonomy Extension Definition Document.

101.LAB**	XBRL Taxonomy Extension Labels Document.

101. PRE**	XBRL Taxonomy Extension Presentation Document.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.