Form 10-Q
period 2013-09-30
EQUINIX INC
filed 2013-11-12
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s Common Stock as of September 30, 2013 was 49,776,739.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2013	December 31, 2012 (as revised)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$399,742	$252,213
Short-term investments	346,038	166,492
Accounts receivable, net	199,644	163,840
Other current assets	59,350	57,547

Total current assets	1,004,774	640,092
Long-term investments	442,195	127,819
Property, plant and equipment, net	4,381,020	3,915,738
Goodwill	1,036,179	1,042,564
Intangible assets, net	182,345	201,562
Other assets	342,531	208,022

Total assets	$7,389,044	$6,135,797

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$299,135	$268,853
Accrued property, plant and equipment	91,468	63,509
Current portion of capital lease and other financing obligations	16,979	15,206
Current portion of loans payable	40,185	52,160
Other current liabilities	134,458	149,344

Total current liabilities	582,225	549,072
Capital lease and other financing obligations, less current portion	862,410	545,853
Loans payable, less current portion	156,787	188,802
Convertible debt	720,215	708,726
Senior notes	2,250,000	1,500,000
Other liabilities	263,352	245,725

Total liabilities	4,834,989	3,738,178

Redeemable non-controlling interests (Note 10)	101,059	84,178

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock	50	49
Additional paid-in capital	2,692,210	2,582,238
Treasury stock	(35,903)	(36,676)
Accumulated other comprehensive loss	(121,731)	(101,042)
Accumulated deficit	(81,630)	(131,128)

Total stockholders’ equity	2,452,996	2,313,441

Total liabilities, redeemable non-controlling interests and stockholders’ equity	$7,389,044	$6,135,797

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012 (as revised)	2013	2012 (as revised)
	(unaudited)

Revenues	$543,084	$484,835	$1,588,089	$1,381,317

Costs and operating expenses:
Cost of revenues	268,960	250,946	794,660	695,288
Sales and marketing	61,619	53,211	179,373	147,224
General and administrative	96,874	83,290	276,324	241,730
Restructuring charge	—	—	(4,837)	—
Acquisition costs	438	4,542	6,626	6,883

Total costs and operating expenses	427,891	391,989	1,252,146	1,091,125

Income from operations	115,193	92,846	335,943	290,192

Interest income	929	1,054	2,593	2,708
Interest expense	(61,957)	(50,207)	(183,289)	(149,812)
Other income (expense)	985	507	3,294	(1,491)
Loss on debt extinguishment	—	(5,204)	(93,602)	(5,204)

Income from continuing operations before income taxes	55,150	38,996	64,939	136,393
Income tax expense	(12,397)	(12,348)	(14,189)	(41,088)

Net income from continuing operations	42,753	26,648	50,750	95,305
Net income from discontinued operations, net of tax	—	679	—	1,228

Net income	42,753	27,327	50,750	96,533

Net income attributable to redeemable non-controlling interests	(282)	(362)	(1,252)	(1,843)

Net income attributable to Equinix	$42,471	$26,965	$49,498	$94,690

Earnings per share (“EPS”) attributable to Equinix:

Basic EPS from continuing operations	$0.86	$0.54	$1.00	$1.96
Basic EPS from discontinued operations	—	0.02	—	0.02

Basic EPS	$0.86	$0.56	$1.00	$1.98

Weighted-average shares	49,555	48,361	49,325	47,779

Diluted EPS from continuing operations	$0.83	$0.53	$0.99	$1.91
Diluted EPS from discontinued operations	—	0.01	—	0.02

Diluted EPS	$0.83	$0.54	$0.99	$1.93

Weighted-average shares	53,581	52,655	50,050	51,724

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012 (as revised)	2013	2012 (as revised)
	(unaudited)

Net income	$42,753	$27,327	$50,750	$96,533

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	78,113	41,782	(25,107)	26,887
Unrealized gain on available for sale securities	438	113	78	14

	78,551	41,895	(25,029)	26,901

Comprehensive income, net of tax	121,304	69,222	25,721	123,434

Net income attributable to redeemable non-controlling interests	(282)	(362)	(1,252)	(1,843)
Other comprehensive (income) loss attributable to redeemable non-controlling interests	(200)	240	4,340	3,155

Comprehensive income attributable to Equinix	$120,822	$69,100	$28,809	$124,746

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended September 30,
	2013	2012 (as revised)
	(unaudited)
Cash flows from operating activities:
Net income	$50,750	$96,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	305,651	278,430
Stock-based compensation	75,310	61,432
Excess tax benefits from stock-based compensation	(27,372)	(53,174)
Restructuring charge	(4,837)	—
Amortization of debt issuance costs and debt discounts	17,602	18,057
Amortization of intangible assets	20,445	16,668
Provision for allowance for doubtful accounts	3,160	4,031
Loss on debt extinguishment	93,602	5,204
Other items	6,699	6,524
Changes in operating assets and liabilities:
Accounts receivable	(40,292)	(46,900)
Income taxes, net	(71,567)	21,196
Other assets	(21,046)	18,805
Accounts payable and accrued expenses	17,399	7,335
Other liabilities	12,398	(5,807)

Net cash provided by operating activities	437,902	428,334

Cash flows from investing activities:
Purchases of investments	(814,422)	(365,934)
Sales of investments	176,971	338,192
Maturities of investments	139,674	542,155
Deposit for purchase of real estate	(891)	—
Purchase of New York 2 IBX data center	(73,441)	—
Purchases of property, plant and equipment	(369,565)	(554,092)
Purchase of Asia Tone, net of cash acquired	755	(194,205)
Purchase of ancotel, net of cash acquired	—	(84,236)
Deposit for purchase of Frankfurt Kleyer 90 Carrier Hotel	(1,353)	—
Increase in restricted cash	(836,767)	(8,270)
Release of restricted cash	843,088	87,437

Net cash used in investing activities	(935,951)	(238,953)

Cash flows from financing activities:
Purchases of treasury stock	—	(13,364)
Proceeds from employee equity awards	28,082	50,139
Excess tax benefits from stock-based compensation	27,372	53,174
Proceeds from senior notes	1,500,000	—
Proceeds from loans payable	1,734	258,542
Repayment of capital lease and other financing obligations	(12,226)	(8,907)
Repayment of loans payable	(42,304)	(315,779)
Repayment of convertible debt	—	(250,007)
Repayment of senior notes	(750,000)	—
Debt extinguishment costs	(84,675)	—
Debt issuance costs	(22,435)	(8,767)

Net cash provided by (used in) financing activities	645,548	(234,969)

Effect of foreign currency exchange rates on cash and cash equivalents	30	6,452

Net increase (decrease) in cash and cash equivalents	147,529	(39,136)
Cash and cash equivalents at beginning of period	252,213	278,823

Cash and cash equivalents at end of period	$399,742	$239,687

Supplemental cash flow information:
Cash paid for taxes	$86,736	$19,578

Cash paid for interest	$135,958	$157,917

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

Income Taxes

The Company’s effective tax rates were 21.8% and 30.1% for the nine months ended September 30, 2013 and 2012, respectively. The lower effective tax rate during the nine months ended September 30, 2013 was primarily due to the expected loss in the U.S. for the year as a result of the loss on debt extinguishment recorded during the period (see Note 9) and the recognition of deferred tax assets in a certain jurisdiction in our EMEA region.

The Company re-evaluated the valuation allowance situation in certain jurisdictions in its EMEA region as a result of a new organizational structure that centralized the majority of its EMEA business management activities in the Netherlands which became effective during the three months ended September 30, 2013. The Company concluded that a portion of the valuation allowance previously assessed against the net deferred tax assets in a certain jurisdiction is no longer necessary. As such, the Company recognized a deferred tax asset of $1,906,000 during the three months ended September 30, 2013.

The Company is entitled to a deduction for federal and state tax purposes with respect to employee equity award activity. The reduction in income taxes payable related to windfall tax benefits for employee equity awards has been reflected as an adjustment to additional paid-in capital. For the nine months ended September 30, 2013, the benefits arising from employee equity award activity that resulted in an adjustment to additional paid-in capital were approximately $27,372,000.

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

	Three months ended	Nine months ended
	September 30, 2012

Revenues	$8,826	$26,796
Cost of revenues	(6,585)	(22,469)
Operating expenses	(913)	(2,077)
Income taxes	(649)	(1,022)

Net income from discontinued operations	$679	$1,228

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

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires companies to present an unrecognized tax benefit, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that these instances are not available at the reporting date. This ASU is effective for fiscal years and interim periods beginning after December 15, 2013 with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have to its consolidated financial statements, if any.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

2.	Change In Accounting Principle, Reclassifications and Revision of Previously-Issued Financial Statements

Change in Accounting Principle

Commencing in 2013, the Company changed its method of accounting for income taxes by excluding the effects of subsequent events that are not recognized in the Company’s consolidated financial statements in determining its estimated annual effective tax rate for interim reporting periods. Prior to the change, the Company’s policy was to include the effects of events that occurred subsequent to the interim balance sheet date in its estimated annual effective tax rate. The Company believes that the change is preferable as it provides consistency with the reporting of activity on a pre-tax basis and aligns with other income tax guidance which requires items such as changes in tax rates to be reflected in the period such laws become effective. In addition, the Company believes this change results in a more comparable method for interim tax accounting with other companies in its industry. This change did not have a significant impact to the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2012, the three and six months ended June 30, 2012 and the three and nine months ended September 30, 2012 and as a result, the Company did not retrospectively adjust its prior periods’ condensed consolidated financial statements.

Reclassifications and Revision of Previously-Issued Financial Statements

During the three months ended June 30, 2013, the Company reassessed the estimated period over which revenue related to non-recurring installation fees is recognized as a result of observed trends in customer contract lives. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the expected life of the installation. The Company undertook this review due to its determination that its customers were generally benefitting from their installations longer than originally anticipated and, therefore, the estimated period that revenue related to non-recurring installation fees is recognized was extended. This change was originally incorrectly accounted for as a change in accounting estimate on a prospective basis effective April 1, 2013. During the three months ended September 30, 2013, the Company determined that these longer lives should have been identified and utilized for revenue recognition purposes beginning in 2006. As a result, the Company’s installation revenues were overstated by $2,572,000, $1,548,000, $1,548,000 and $1,548,000 for the three months ended March 31, 2013, September 30, 2012, June 30, 2012 and March 31, 2012, respectively; and understated by $3,858,000 for the three months ended June 30, 2013. This error did not impact the Company’s reported total cash flows from operating activities.

Also, during the three months ended December 31, 2012, the Company determined that within the Company’s cash flows from operating activities section of its condensed consolidated statement of cash flows for the nine months ended September 30, 2012, excess tax benefits from stock-based compensation of $60,977,000 were recorded within changes in other assets when they should have been attributed to income taxes payable, and therefore included within changes in accounts payable and accrued expenses. This error has been corrected in the condensed consolidated statement of cash flows for the nine months ended September 30, 2012 presented herein, and did not impact the Company’s condensed consolidated statement of cash flows for the first and second quarters of 2012. The Company’s consolidated statement of cash flows for the year ended December 31, 2012 properly reflected excess tax benefits from stock-based compensation. Additionally, the Company changed its presentation of the impact of income taxes on cash flows from operating activities to present it within a single line within the consolidated statement of cash flows during the year ended December 31, 2012. This item has no impact on the Company’s reported total cash flows from operating activities.

The Company assessed the materiality of the above errors, as well as the previously-identified immaterial errors described below, individually and in the aggregate on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletins No. 99 and 108 and, based on an analysis of quantitative and qualitative factors, determined that the errors were not individually material to any of the Company’s prior interim and annual financial statements and, therefore, the previously-issued financial statements

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

could continue to be relied upon and that the amendment of previously filed reports with the SEC was not required. The Company also determined that correcting the cumulative amount of the non-recurring installation fees of $27,170,000 as of December 31, 2012 in 2013 would be material to the projected 2013 consolidated financial statements and as such the Company will revise its previously-issued consolidated financial statements the next time the financial statements for those periods are filed.

As the Company will revise its previously-issued consolidated financial statements as described above, as part of the revision the Company also corrected certain previously-identified immaterial errors that were either uncorrected or corrected in a period subsequent to the period in which the error originated including (i) certain recoverable taxes in Brazil that were incorrectly recorded in the Company’s statements of operations, which had the effect of overstating both revenues and cost of revenues; (ii) errors related to certain foreign currency embedded derivatives in Asia-Pacific, which have an effect on revenue; (iii) an error in the Company’s statement of cash flows related to the acquisition of Asia Tone Limited (“Asia Tone”) that affects both cash flows from operating and investing activities and (iv) errors in depreciation, stock-based compensation and property tax accruals in the U.S.

All financial information contained in the accompanying footnotes to these condensed consolidation financial statements has been revised to reflect the correction of these errors.

The following table presents the effect of the aforementioned revisions on the Company’s revenues, net income and basic and diluted EPS for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share data):

	Years ended December 31,
	2012	2011	2010

Revenues	$(8,368)	$(4,159)	$(7,562)
Cost of revenues	(622)	4,827	(289)
General and administrative	1,133	—	—
Income from operations	(7,857)	668	(7,851)
Income tax expense	3,219	104	1,749
Net income	(4,638)	772	(6,102)

Earnings per share (“EPS”) attributable to Equinix:
Basic EPS from continuing operations	(0.09)	0.01	(0.14)
Basic EPS	(0.09)	0.01	(0.14)
Diluted EPS from continuing operations	(0.09)	0.02	(0.14)
Diluted EPS	(0.09)	0.02	(0.13)

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the effect of the aforementioned revision on the Company’s condensed consolidated balance sheet as of December 31, 2012 (in thousands):

	As of December 31, 2012
	As reported	Revision (1)	As revised
Assets
Cash and cash equivalents	$252,213	$—	$252,213
Short-term investments	166,492	—	166,492
Accounts receivable, net	163,840	—	163,840
Other current assets	57,206	341	57,547

Total current assets	639,751	341	640,092
Long-term investments	127,819	—	127,819
Property, plant and equipment, net	3,918,999	(3,261)	3,915,738
Goodwill	1,042,564	—	1,042,564
Intangible assets, net	201,562	—	201,562
Other assets	202,269	5,753	208,022

Total assets	$6,132,964	$2,833	$6,135,797

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$268,853	—	$268,853
Accrued property, plant and equipment	63,509	—	63,509
Current portion of capital lease and other financing obligations	15,206	—	15,206
Current portion of loans payable	52,160	—	52,160
Other current liabilities	139,561	9,783	149,344

Total current liabilities	539,289	9,783	549,072
Capital lease and other financing obligations, less current portion	545,853	—	545,853
Loans payable, less current portion	188,802	—	188,802
Convertible debt	708,726	—	708,726
Senior notes	1,500,000	—	1,500,000
Other liabilities	230,843	14,882	245,725

Total liabilities	3,713,513	24,665	3,738,178

Redeemable non-controlling interests	84,178	—	84,178

Common stock	49	—	49
Additional paid-in capital	2,583,371	(1,133)	2,582,238
Treasury stock	(36,676)	—	(36,676)
Accumulated other comprehensive loss	(101,042)	—	(101,042)
Accumulated deficit	(110,429)	(20,699)	(131,128)

Total stockholders’ equity	2,335,273	(21,832)	2,313,441

Total liabilities, redeemable non-controlling interests and stockholders’ equity	$6,132,964	$2,833	$6,135,797

(1)	The impact of revising the estimated periods over which revenue from non-recurring installation fees is recognized, depreciation of certain fixed assets and amortization of stock-based compensation expense.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the effect of the aforementioned revisions on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2012 (in thousands, except per share data):

	Three months ended September 30, 2012
	As reported	Revision (1)	As revised

Revenues	$488,730	$(3,895)	$484,835
Costs and operating expenses:
Cost of revenues	251,487	(541)	250,946
Sales and marketing	53,211	—	53,211
General and administrative	83,621	(331)	83,290
Acquisition costs	4,542	—	4,542

Total costs and operating expenses	392,861	(872)	391,989

Income from operations	95,869	(3,023)	92,846
Interest income	1,054	—	1,054
Interest expense	(50,207)	—	(50,207)
Other income	507	—	507
Loss on debt extinguishment	(5,204)	—	(5,204)

Income from continuing operations before income taxes	42,019	(3,023)	38,996
Income tax expense	(13,498)	1,150	(12,348)

Net income from continuing operations	28,521	(1,873)	26,648
Net income from discontinued operations, net of tax	679	—	679

Net income	29,200	(1,873)	27,327
Net income attributable to redeemable non-controlling interests	(362)	—	(362)

Net income attributable to Equinix	28,838	(1,873)	26,965

Earnings per share (“EPS”) attributable to Equinix:
Basic EPS from continuing operations	0.58	(0.04)	0.54
Basic EPS	0.60	(0.04)	0.56
Diluted EPS from continuing operations	0.57	(0.04)	0.53
Diluted EPS	0.58	(0.04)	0.54

(1)	The impact of revising the estimated periods over which revenue from non-recurring installation fees is recognized, depreciation of certain fixed assets, recoverable taxes, amortization of stock-based compensation expense and embedded derivatives.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Nine months ended September 30, 2012
	As reported	Revision (1)	As revised

Revenues	$1,389,224	$(7,907)	$1,381,317
Costs and operating expenses:
Cost of revenues	693,874	1,414	695,288
Sales and marketing	147,224	—	147,224
General and administrative	242,532	(802)	241,730
Acquisition costs	6,883	—	6,883

Total costs and operating expenses	1,090,513	612	1,091,125

Income from operations	298,711	(8,519)	290,192
Interest income	2,708	—	2,708
Interest expense	(149,812)	—	(149,812)
Other expense	(1,491)	—	(1,491)
Loss on debt extinguishment	(5,204)	—	(5,204)

Income from continuing operations before income taxes	144,912	(8,519)	136,393
Income tax expense	(44,489)	3,401	(41,088)

Net income from continuing operations	100,423	(5,118)	95,305
Net income from discontinued operations, net of tax	1,228	—	1,228

Net income	101,651	(5,118)	96,533
Net income attributable to redeemable non-controlling interests	(1,843)	—	(1,843)

Net income attributable to Equinix	$99,808	$(5,118)	$94,690

Earnings per share (“EPS”) attributable to Equinix:
Basic EPS from continuing operations	$2.06	$(0.10)	$1.96
Basic EPS	2.09	(0.11)	1.98
Diluted EPS from continuing operations	2.01	(0.10)	1.91
Diluted EPS	2.03	(0.10)	1.93

(1)	The impact of revising the estimated periods over which revenue from non-recurring installation fees is recognized, depreciation of certain fixed assets, recoverable taxes, amortization of stock-based compensation expense, embedded derivatives and property taxes.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the effect of the aforementioned revisions and reclassification on the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2012 (in thousands):

	Nine months ended September 30, 2012
	As reported	Revision (1)	Revision (2)	Reclassification	As revised

Cash flows from operating activities:
Net income	$101,651	$—	$(5,118)	$—	$96,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	278,214	—	216	—	278,430
Stock-based compensation	62,234	—	(802)	—	61,432
Excess tax benefits from stock-based compensation	(53,174)	—	—	—	(53,174)
Amortization of debt issuance costs and debt discount	18,057	—	—	—	18,057
Amortization of intangibles	16,668	—	—	—	16,668
Provision for allowance for doubtful accounts	4,031	—	—	—	4,031
Loss on debt extinguishment	5,204	—	—	—	5,204
Other items	5,622	—	902	—	6,524
Changes in operating assets and liabilities:
Accounts receivable	(46,900)	—	—	—	(46,900)
Income taxes, net	—	—	(3,401)	24,597	21,196
Other assets	31,020	(60,977)	1,031	47,731	18,805
Accounts payable and accrued expenses	19,307	60,977	2,256	(75,205)	7,335
Other liabilities	(19,007)	—	10,323	2,877	(5,807)

Net cash provided by operating activities	422,927	—	5,407	—	428,334

Cash flows from investing activities:
Purchase of investments	(365,934)	—	—	—	(365,934)
Sales of investments	338,192	—	—	—	338,192
Maturities of investments	542,155	—	—	—	542,155
Purchases of property, plant and equipment	(554,092)	—	—	—	(554,092)
Purchase of Asia Tone, net of cash acquired	(188,798)	—	(5,407)	—	(194,205)
Purchase of ancotel, net of cash acquired	(84,236)	—	—	—	(84,236)
Increase in restricted cash	(8,270)	—	—	—	(8,270)
Release of restricted cash	87,437	—	—	—	87,437

Net cash used in investing activities	$(233,546)	$—	$(5,407)	$—	$(238,953)

(1)	The excess tax benefits were originally included within other assets and is corrected and included within accounts payable and accrued expenses.
(2)	The impact of revising the estimated periods over which revenue from non-recurring installation fees is recognized, depreciation of certain fixed assets, recoverable taxes, amortization of stock-based compensation expense, embedded derivatives, property taxes and purchase price of Asia Tone.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods presented (in thousands, except per share amounts):

	Three months ended September,		Nine months ended September 30,
	2013	2012	2013	2012

Net income from continuing operations	$42,753	$26,648	$50,750	$95,305
Net income attributable to redeemable non-controlling interests	(282)	(362)	(1,252)	(1,843)

Net income from continuing operations attributable to Equinix, basic	42,471	26,286	49,498	93,462

Effect of assumed conversion of convertible debt:
Interest expense, net of tax	1,865	1,696	—	5,073

Net income from continuing operations attributable to Equinix, diluted	$44,336	$27,982	$49,498	$98,535

Weighted-average shares used to compute basic EPS	49,555	48,361	49,325	47,779

Effect of dilutive securities:
Convertible debt	3,467	3,328	—	2,945
Employee equity awards	559	966	725	1,000

Weighted-average shares used to compute diluted EPS	53,581	52,655	50,050	51,724

EPS from continuing operations attributable to Equinix:
EPS from continuing operations, basic	$0.86	$0.54	$1.00	$1.96

EPS from continuing operations, diluted	$0.83	$0.53	$0.99	$1.91

The following table sets forth weighted-average outstanding potential shares of common stock that are not included in the diluted earnings per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Shares reserved for conversion of 2.50% convertible subordinated notes	—	—	—	863
Shares reserved for conversion of 3.00% convertible subordinated notes	—	—	3,613	—
Shares reserved for conversion of 4.75% convertible subordinated notes	4,432	4,433	4,432	4,433
Common stock related to employee equity awards	436	137	269	114

	4,868	4,570	8,314	5,410

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4.	Balance Sheet Components

Cash, Cash Equivalents and Short-Term and Long-Term Investments

Cash, cash equivalents and short-term and long-term investments consisted of the following as of (in thousands):

	September 30, 2013	December 31, 2012
Cash and cash equivalents:
Cash (1)	$234,194	$150,864
Cash equivalents:
U.S. government securities	—	3,009
Money markets	162,148	98,340
Commercial paper	3,400	—

Total cash and cash equivalents	399,742	252,213

Marketable securities:
U.S. government securities	303,322	126,941
U.S. government agencies securities	139,606	72,979
Certificates of deposit	48,363	48,386
Commercial paper	999	1,993
Corporate bonds	211,318	37,975
Asset-backed securities	84,625	6,037

Total marketable securities	788,233	294,311

Total cash, cash equivalents and short-term and long-term investments	$1,187,975	$546,524

(1)	Excludes restricted cash.

As of September 30, 2013 and December 31, 2012, cash equivalents included investments which were readily convertible to cash and had original maturity dates of 90 days or less. The maturities of securities classified as short-term investments were one year or less as of September 30, 2013 and December 31, 2012. The maturities of securities classified as long-term investments were greater than one year and less than three years as of September 30, 2013 and December 31, 2012.

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of (in thousands):

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$336,549	$336,699	$166,445	$166,492
Due after one year through three years	451,478	451,534	127,795	127,819

Total	$788,027	$788,233	$294,240	$294,311

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized gains and losses related to the Company’s short-term and long-term investments in marketable securities designated as available-for-sale securities as of (in thousands):

	September 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government securities	$303,155	$178	$(11)	$303,322
U.S. government agencies securities	139,598	59	(51)	139,606
Corporate bonds	211,318	101	(101)	211,318
Certificates of deposit	48,329	34	—	48,363
Commercial paper	997	2	—	999
Asset-backed securities	84,630	24	(29)	84,625

Total	$788,027	$398	$(192)	$788,233

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government securities	$126,938	$40	$(37)	$126,941
U.S. government agencies securities	72,948	68	(37)	72,979
Corporate bonds	48,373	18	(5)	48,386
Certificates of deposit	37,954	29	(8)	37,975
Commercial paper	6,036	2	(1)	6,037
Asset-backed securities	1,991	2	—	1,993

Total	$294,240	$159	$(88)	$294,311

While certain marketable securities carry unrealized losses, the Company expects that it will receive both principal and interest according to the stated terms of each of the securities and that the decline in market value is primarily due to changes in the interest rate environment from the time the securities were purchased as compared to interest rates as of September 30, 2013.

The following table summarizes the fair value and gross unrealized losses related to 143 available-for-sale securities aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2013 (in thousands):

	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or more
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses

U.S. government agencies securities	$40,294	$(40)	$2,965	$(11)
U.S. government securities	17,826	(11)	—	—
Corporate bonds	99,257	(101)	—	—
Asset-backed securities	59,781	(29)	—	—

	$217,158	$(181)	$2,965	$(11)

While the Company does not believe that as of September 30, 2013, it holds investments that are other-than-temporarily impaired and believes that the Company’s investments will mature at par, the Company’s investments are subject to changes in market conditions. If market conditions were to deteriorate, the Company could sustain other-than-temporary impairments to its investment portfolio which could result in additional realized losses being recorded in interest income, net, or securities markets could become inactive which could affect the liquidity of the Company’s investments.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Accounts Receivable

Accounts receivables, net, consisted of the following as of (in thousands):

	September 30, 2013	December 31, 2012
Accounts receivable	$331,808	$290,326
Unearned revenue	(127,266)	(122,770)
Allowance for doubtful accounts	(4,898)	(3,716)

	$199,644	$163,840

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

Other Current Assets

Other current assets consisted of the following as of (in thousands):

	September 30, 2013	December 31, 2012

Prepaid expenses	$24,682	$21,349
Deferred tax assets, net	8,448	8,448
Taxes receivable	10,045	8,829
Restricted cash	3,211	9,380
Derivative instruments	2,723	3,205
Other receivables	5,703	3,428
Other current assets	4,538	2,908

	$59,350	$57,547

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Property, Plant and Equipment

Property, plant and equipment consisted of the following as of (in thousands):

	September 30, 2013	December 31, 2012

IBX plant and machinery	$2,501,903	$2,292,873
Leasehold improvements	1,016,048	1,078,834
Buildings	1,157,171	762,294
IBX equipment	471,078	410,456
Site improvements	537,113	352,367
Computer equipment and software	174,994	150,382
Land	116,514	98,007
Furniture and fixtures	22,816	21,982
Construction in progress	307,544	379,750

	6,305,181	5,546,945
Less accumulated depreciation	(1,924,161)	(1,631,207)

	$4,381,020	$3,915,738

IBX plant and machinery, leasehold improvements, buildings, computer equipment and software and construction in progress recorded under capital leases aggregated $394,753,000 and $146,591,000 as of September 30, 2013 and December 31, 2012, respectively. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $52,427,000 and $39,842,000 as of September 30, 2013 and December 31, 2012, respectively.

Purchase of New York 2 IBX Data Center. In May 2013, the Company entered into a binding purchase and sale agreement for a property located in the New York metro area (the “New York 2 IBX Data Center Purchase”). A portion of the building was leased to the Company and was being used by the Company as its New York 2 IBX data center. The lease was originally accounted for as an operating lease, and the Company had previously recorded a restructuring charge related to the lease (see Note 14). The remainder of the building was leased by another party, which became the Company’s tenant upon closing. In July 2013, the Company completed the New York 2 IBX Data Center Purchase for net cash consideration of $73,441,000. The New York 2 IBX Data Center Purchase was accounted for as an asset acquisition and the purchase price was allocated to the assets acquired based on their relative fair values.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Goodwill and Intangible Assets

Goodwill and intangible assets, net, consisted of the following as of (in thousands):

	September 30, 2013	December 31, 2012

Goodwill:
Americas	$476,394	$482,765
EMEA	424,417	423,529
Asia-Pacific	135,368	136,270

	$1,036,179	$1,042,564

Intangible assets:
Intangible asset – customer contracts	$222,530	$222,571
Intangible asset – favorable leases	28,669	27,785
Intangible asset – licenses	9,697	9,397
Intangible asset – others	9,865	9,889

	270,761	269,642
Accumulated amortization	(88,416)	(68,080)

	$182,345	$201,562

The Company’s goodwill and intangible assets in EMEA, denominated in the United Arab Emirates dirham, British pounds and Euros, goodwill and intangible assets in Asia-Pacific, denominated in Chinese yuan, Hong Kong dollars and Singapore dollars and certain goodwill and intangible assets in Americas, denominated in Canadian dollars and Brazilian reais, are subject to foreign currency fluctuations. The Company’s foreign currency translation gains and losses, including goodwill and intangible assets, are a component of other comprehensive income (loss).

For the three and nine months ended September 30, 2013, the Company recorded amortization expense of $6,822,000 and $20,445,000, respectively, associated with its intangible assets. For the three and nine months ended September 30, 2012, the Company recorded amortization expense of $6,864,000 and $13,623,000, respectively, associated with its intangible assets. The Company’s estimated future amortization expense related to these intangibles is as follows (in thousands):

Year ending:
2013 (three months remaining)	$6,938
2014	27,540
2015	27,061
2016	26,586
2017	25,016
Thereafter	69,204

Total	$182,345

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Other Assets

Other assets consisted of the following (in thousands):

	September 30, 2013	December 31, 2012

Prepaid expenses, non-current	$34,267	$34,478
Deferred tax assets, net	207,653	90,985
Debt issuance costs, net	43,776	36,704
Deposits	26,781	27,069
Restricted cash, non-current	15,720	8,131
Derivative instruments	3,428	—
Other assets, non-current	10,906	10,655

	$342,531	$208,022

The increase in deferred tax assets, net was primarily due to the depreciation and amortization recapture as a result of changing the Company’s method of depreciating and amortizing various data center assets for tax purposes in connection with the Company’s plan to convert to a real estate investment trust (“REIT”).

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2013	December 31, 2012

Accounts payable	$28,483	$27,659
Accrued compensation and benefits	79,745	85,619
Accrued interest	68,882	48,436
Accrued taxes	59,990	47,477
Accrued utilities and security	28,195	24,974
Accrued professional fees	9,697	6,699
Accrued repairs and maintenance	4,109	2,938
Accrued other	20,034	25,051

	$299,135	$268,853

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30, 2013	December 31, 2012

Deferred installation revenue	$41,883	$49,455
Deferred recurring revenue	6,723	8,910
Deferred tax liabilities, net	68,204	68,204
Deferred rent	3,564	5,410
Customer deposits	12,373	12,927
Derivative instruments	850	1,097
Accrued restructuring charges	—	2,379
Other current liabilities	861	962

	$134,458	$149,344

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Other Liabilities

Other liabilities consisted of the following (in thousands):

	September 30, 2013	December 31, 2012

Deferred installation revenue, non-current	$59,995	$41,950
Deferred recurring revenue, non-current	3,814	5,381
Asset retirement obligations, non-current	59,579	63,150
Deferred rent, non-current	39,205	38,041
Deferred tax liabilities, net	61,680	61,310
Accrued taxes, non-current	24,408	19,373
Customer deposits, non-current	5,285	6,185
Accrued restructuring charges, non-current	—	3,300
Derivative instruments, non-current	56	—
Other liabilities	9,330	7,035

	$263,352	$245,725

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

Derivatives Not Designated as Hedges

Embedded Derivatives. The Company is deemed to have foreign currency forward contracts embedded in certain of the Company’s customer agreements that are priced in currencies different from the functional or local currencies of the parties involved. These embedded derivatives are separated from their host contracts and carried on the Company’s balance sheet at their fair value. The majority of these embedded derivatives arise as a result of the Company’s foreign subsidiaries pricing their customer contracts in the U.S. dollar.

The Company has not designated these foreign currency embedded derivatives as hedging instruments under the accounting standard for derivatives and hedging. Gains and losses on these embedded derivatives are included within revenues in the Company’s condensed consolidated statements of operations. During the nine months ended September 30, 2013, the Company recognized a net gain of $2,841,000 associated with these embedded derivatives. During the three months ended September 30, 2013 and the three and nine months ended September 30, 2012, gains (losses) from these embedded derivatives were not significant.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company has not designated the economic hedges of embedded derivatives as hedging instruments under the accounting standard for derivatives and hedging. Gains and losses on these contracts are included in revenues along with gains and losses of the related embedded derivatives. The Company entered into various economic hedges of embedded derivatives during the three and nine months ended September 30, 2013 and recognized a net loss of $2,270,000 for the nine months ended September 30, 2013. Gains (losses) from these foreign currency forward contracts were not significant during the three months ended September 30, 2013. The Company did not enter into any economic hedges of embedded derivatives during the three and nine months ended September 30, 2012.

Foreign Currency Forward Contracts. The Company also uses foreign currency forward contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of its foreign currency-denominated assets and liabilities change.

The Company has not designated the foreign currency forward contracts as hedging instruments under the accounting standard for derivatives and hedging. Gains and losses on these contracts are included in other income (expense), net, along with the foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward contracts. The Company entered into various foreign currency forward contracts during the three and nine months ended September 30, 2013 and 2012 and gains (losses) from these foreign currency forward contracts were not significant during these periods.

Offsetting Derivative Assets and Liabilities

The following table presents the fair value of derivative instruments recognized in the Company’s condensed consolidated balance sheets as of September 30, 2013 (in thousands):

	Gross amounts	Gross amounts offset in the balance sheet	Net amounts (1)	Gross amounts not offset in the balance sheet	Net

Assets:
Embedded derivatives	$4,808	$—	$4,808	$—	$4,808
Economic hedges of embedded derivatives	552	—	552	—	552
Foreign currency forward contracts	791	—	791	(128)	663

	$6,151	$—	$6,151	$(128)	$6,023

Liabilities:
Embedded derivatives	$290	$—	$290	$—	$290
Foreign currency forward contracts	616	—	616	(128)	488

	$906	$—	$906	$(128)	$778

(1)	As presented in the Company’s condensed consolidated balance sheets.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the fair value of derivative instruments recognized in the Company’s condensed consolidated balance sheets as of December 31, 2012 (in thousands):

	Gross amounts	Gross amounts offset in the balance sheet	Net amounts (1)	Gross amounts not offset in the balance sheet	Net

Assets:
Embedded derivatives	$3,205	$—	$3,205	$—	$3,205
Foreign currency forward contracts	13	(13)	—	—	—

	$3,218	$(13)	$3,205	$—	$3,205

Liabilities:
Embedded derivatives	$890	$—	$890	$—	$890
Foreign currency forward contracts	220	(13)	207	—	207

	$1,110	$(13)	$1,097	$—	$1,097

(1)	As presented in the Company’s condensed consolidated balance sheets.

6.	Fair Value Measurements

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 were as follows (in thousands):

	Fair value at September 30, 2013	Fair value measurement using
		Level 1	Level 2

Assets:
Cash	$234,194	$234,194	$—
U.S. government securities	303,322	303,322	—
U.S. government agency securities	139,606	—	139,606
Money market and deposit accounts	162,148	162,148	—
Certificates of deposit	48,363	—	48,363
Commercial paper	4,399	—	4,399
Corporate bonds	211,318	—	211,318
Asset-backed securities	84,625	—	84,625
Derivative instruments (1)	6,151	—	6,151

	$1,194,126	$699,664	$494,462

Liabilities:
Derivative instruments (1)	$906	$—	$906

(1)	Includes embedded derivatives, economic hedges of embedded derivatives and foreign currency forward contracts. Amounts are included within other current assets, other assets, other current liabilities and other liabilities in the Company’s accompanying condensed consolidated balance sheet.

The Company did not have any Level 3 financial assets or financial liabilities as of September 30, 2013.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Cash, Cash Equivalents and Investments. The fair value of the Company’s investments in money market funds approximates their face value. Such instruments are included in cash equivalents. The Company’s U.S. government securities and money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. The fair value of the Company’s other investments approximate their face value, including certificates of deposit and available-for-sale debt investments related to the Company’s investments in the securities of other public companies, governmental units and other agencies. The fair value of these investments is priced based on the quoted market price for similar instruments or nonbinding market prices that are corroborated by observable market data. Such instruments are classified within Level 2 of the fair value hierarchy. The Company determines the fair values of its Level 2 investments by using inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, custody bank, third-party pricing vendors, or other sources. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. The Company is responsible for its condensed consolidated financial statements and underlying estimates.

The Company determined that the major security types held as of September 30, 2013 were primarily cash and money market funds, U.S. government and agency securities, corporate bonds, certificate of deposits, commercial paper and asset-backed securities. The Company uses the specific identification method in computing realized gains and losses. Short-term and long-term investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income or loss, net of any related tax effect. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades over an extended period of time.

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

During the nine months ended September 30, 2013, the Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7.	Related Party Transactions

The Company has several significant stockholders and other related parties that are also customers and/or vendors. The Company’s activity of related party transactions was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenues	$2,233	$10,656	$17,973	$25,588
Costs and services	132	654	4,665	1,682

	As of September 30,
	2013	2012

Accounts receivable	$1,938	$7,034
Accounts payable	—	282

In connection with the acquisition of ALOG Data Centers do Brasil S.A. and its subsidiaries (“ALOG”) (the “ALOG Acquisition”), the Company acquired a lease for one of the Brazilian IBX data centers in which the lessor is a member of ALOG management. This lease contains an option to purchase the underlying property for fair market value on the date of purchase. The Company accounts for this lease as a financing obligation as a result of structural building work pursuant to the accounting standard for lessee’s involvement in asset construction. As of September 30, 2013, the Company had a financing obligation liability totaling approximately $3,916,000 related to this lease on its condensed consolidated balance sheet. This amount is considered a related party liability, which is not reflected in the related party data presented above.

8.	Leases

Capital Lease and Other Financing Obligations

Digital Realty Capital Leases

In September 2013, the Company entered into lease amendments with Digital Realty Trust, Inc. to extend the lease term of the Company’s Chicago 1, Dallas 4, Washington D.C. 3, Los Angeles 1 and Miami 2 IBX data centers. The leases were originally accounted for as operating leases, with the exception of the Washington D.C. 3 lease which was originally accounted for as a capital lease. Pursuant to the accounting standard for leases, the Company reassessed the lease classification of the leases as a result of the lease amendments and determined that upon the amendments each of the leases should be accounted for as capital leases (the “Digital Realty Capital Leases”). The Company recorded incremental capital lease assets totaling approximately $138,826,000 and liabilities totaling approximately $143,972,000 during the three months ended September 30, 2013. Monthly payments under the Digital Realty Capital Leases commenced in October 2013 and will be made through October 2034.

Toronto 1 Capital Lease

In May 2013, the Company entered into a lease amendment for its first IBX data center in Toronto, Canada (the “Toronto 1 Lease”) to extend the lease term. The lease was originally accounted for as an operating lease. Pursuant to the accounting standard for leases, the Company reassessed the lease classification of the Toronto 1 Lease as a result of the lease amendment and determined that substantially all of the lease should be accounted for as a capital lease (the “Toronto 1 Capital Lease”). The Company recorded a capital lease asset totaling approximately $67,346,000 and liability totaling approximately $68,370,000 during the three months ended June 30, 2013. Monthly payments under the Toronto 1 Capital Lease commenced in June 2013 and will be made through April 2040.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Singapore 2 IBX Financing

In May 2013, the Company commenced construction work to make structural changes to its leased space within its second IBX data center in Singapore (the “Singapore 2 IBX Financing”). The lease was originally accounted for as an operating lease. Pursuant to the accounting standard for lessee’s involvement in asset construction, the Company is considered the owner of the assets during the construction period. As a result, the Company recorded a building asset totaling approximately $34,749,000 and corresponding financing liability totaling approximately $36,030,000 during the three months ended June 30, 2013. Monthly payments under the Singapore 2 IBX Financing commenced in May 2013 and will be made through September 2022.

Singapore 3 IBX Financing

In March 2013, the Company entered into a lease for land and a building that the Company and the landlord will jointly develop into the Company’s third IBX data center in the Singapore metro area (the “Singapore 3 Lease”). The Singapore 3 Lease has a term of 20 years, with an option to purchase the property. If the option to purchase the property is not exercised, the Company has options to extend the lease. The total cumulative minimum rent obligation over the term of the lease is approximately $159,040,000, exclusive of renewal periods. The landlord began construction of the building to the Company’s specifications in August 2013. Pursuant to the accounting standard for lessee’s involvement in asset construction, the Company will be considered the owner of the building during the construction phase due to the building work that the landlord and the Company will be undertaking, while the underlying land is considered an operating lease. As a result, the Company recorded a building asset and corresponding financing liability totaling approximately $1,672,000 during the three months ended September 30, 2013. Monthly payments under the Singapore 3 IBX Financing are expected to commence in January 2015 and will be made through December 2034.

Toronto 2 IBX Financing

In November 2012, the Company entered into a lease for land and a building that the Company and the landlord would jointly develop to meet its needs and which it would ultimately convert into its second IBX data center in the Toronto, Canada metro area (the “Toronto 2 IBX Financing” and the “Toronto Lease”). The Toronto Lease has a fixed term of 15 years, with options to renew, commencing from the date the landlord delivers the completed building to the Company. The Toronto Lease has a total cumulative minimum rent obligation of approximately $140,565,000, exclusive of renewal periods. The landlord began construction of the building to the Company’s specifications in February 2013. Pursuant to the accounting standard for lessee’s involvement in asset construction, the Company is considered the owner of the building during the construction phase due to the building work that the landlord and the Company are undertaking. As a result, as of September 30, 2013, the Company has recorded a building asset and a related financing liability totaling approximately $21,375,000, while the underlying land is considered an operating lease. Monthly payments under the Toronto Lease will commence in October 2015 and will be made through September 2029.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Maturities of Capital Lease and Other Financing Obligations

The Company’s capital lease and other financing obligations are summarized as follows (in thousands):

	Capital lease obligations	Other financing obligations	Total

2013 (three months remaining)	$9,368	$9,878	$19,246
2014	38,342	44,364	82,706
2015	40,397	52,291	92,688
2016	40,713	56,755	97,468
2017	41,399	56,861	98,260
Thereafter	597,772	568,607	1,166,379

Total minimum lease payments	767,991	788,756	1,556,747
Plus amount representing residual property value	—	387,107	387,107
Less estimated building costs	—	(69,768)	(69,768)
Less amount representing interest	(384,842)	(609,855)	(994,697)

Present value of net minimum lease payments	383,149	496,240	879,389
Less current portion	(9,601)	(7,378)	(16,979)

	$373,548	$488,862	$862,410

9.	Debt Facilities

Loans Payable

The Company’s loans payable consisted of the following (in thousands):

	September 30, 2013	December 31, 2012

U.S. term loan	$150,000	$180,000
ALOG financing	46,792	48,807
Paris 4 IBX financing	115	8,071
Other loans payable	65	4,084

	196,972	240,962
Less current portion	(40,185)	(52,160)

	$156,787	$188,802

U.S. Financing

In February 2013, the Company entered into an amendment to a credit agreement with a group of lenders for a $750,000,000 credit facility (the “U.S. Financing”), comprised of a $200,000,000 term loan facility (the “U.S. Term Loan”) and a $550,000,000 multicurrency revolving credit facility (the “U.S. Revolving Credit Line”). The amendment modified certain definitions of items used in the calculation of the financial covenants with which the Company must comply on a quarterly basis to exclude the write-off of any unamortized debt issuance costs that were incurred in connection with the issuance of the 8.125% Senior Notes; to exclude one-time transaction costs, fees, premiums and expenses incurred by the Company in connection with the issuance of the 4.875% Senior Notes and 5.375% Senior Notes and the redemption of the 8.125% Senior Notes; and to exclude the 8.125% Senior Notes from the calculation of total leverage for the period ended March 31, 2013, provided that certain conditions in connection with the redemption of the 8.125% Senior Notes were satisfied. The amendment also postponed the step-down of the maximum senior leverage ratio covenant from the three months ended March 31, 2013 to the three months ended September 30, 2013.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In September 2013, the Company entered into an amendment to the U.S. Financing. The amendment allows the Company greater flexibility to make cash dividends and distributions to its stockholders to the extent required to qualify the Company as a REIT (including cash dividends and distributions of undistributed accumulated earnings and profits) and to make cash dividends and distributions on an ongoing basis to the extent required for the Company to continue to be qualified as a REIT or to avoid the imposition of income or franchise taxes on the Company. The amendment also replaced the maximum senior leverage ratio covenant with a maximum senior net leverage ratio covenant and modified the minimum fixed charge coverage ratio and tangible net worth covenants. In addition, the amendment modified certain defined terms used in the calculation of the financial covenants to exclude certain expenses incurred by the Company in connection with its planned REIT conversion. The amendment also permits the Company to request an increase in the U.S. Revolving Credit Line of up to an additional $250,000,000, subject to the receipt of lender commitments. As of September 30, 2013, the Company was in compliance with all financial covenants.

Convertible Debt

The Company’s convertible debt consisted of the following (in thousands):

	September 30, 2013	December 31, 2012

3.00% Convertible Subordinated Notes	$395,986	$395,986
4.75% Convertible Subordinated Notes	373,724	373,730

	769,710	769,716
Less amount representing debt discount	(49,495)	(60,990)

	$720,215	$708,726

3.00% Convertible Subordinated Notes

In September 2007, the Company issued $395,986,000 aggregate principal amount of 3.00% Convertible Subordinated Notes due October 15, 2014 (the “3.00% Convertible Subordinated Notes”). Holders of the 3.00% Convertible Subordinated Notes may convert their notes at their option on any day up to and including the business day immediately preceding the maturity date into shares of the Company’s common stock. The base conversion rate is 7.436 shares of common stock per $1,000 principal amount of 3.00% Convertible Subordinated Notes, subject to adjustment. This represents a base conversion price of approximately $134.48 per share of common stock. If, at the time of conversion, the applicable stock price of the Company’s common stock exceeds the base conversion price, the conversion rate will be determined pursuant to a formula resulting in the receipt of up to 4.4616 additional shares of common stock per $1,000 principal amount of the 3.00% Convertible Subordinated Notes, subject to adjustment. However, in no event would the total number of shares issuable upon conversion of the 3.00% Convertible Subordinated Notes exceed 11.8976 per $1,000 principal amount of 3.00% Convertible Subordinated Notes, subject to anti-dilution adjustments, or the equivalent of $84.05 per share of the Company’s common stock or a total of 4,711,283 shares of the Company’s common stock. As of September 30, 2013, had the holders of the 3.00% Convertible Subordinated Notes converted their notes, the 3.00% Convertible Subordinated Notes would have been convertible into 3,317,015 shares of the Company’s common stock.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Holders of the 4.75% Convertible Subordinated Notes were eligible to convert their notes during the three months ended September 30, 2013 and are eligible to convert their notes during the three months ended December 31, 2013, since the Stock Price Condition Conversion Clause was met during the three months ended June 30, 2013 and September 30, 2013, respectively. As of September 30, 2013, had the holders of the 4.75% Convertible Subordinated Notes converted their notes, the 4.75% Convertible Subordinated Notes would have been convertible into a maximum of 4,432,339 shares of the Company’s common stock.

Senior Notes

The Company’s senior notes consisted of the following as of (in thousands):

	September 30, 2013	December 31, 2012

5.375% senior notes due 2023	$1,000,000	$—
7.00% senior notes due 2021	750,000	750,000
4.875% senior notes due 2020	500,000	—
8.125% senior notes due 2018	—	750,000

	$2,250,000	$1,500,000

4.875% Senior Notes and 5.375% Senior Notes

In March 2013, the Company issued $1,500,000,000 aggregate principal amount of senior notes, which consist of $500,000,000 aggregate principal amount of 4.875% Senior Notes due April 1, 2020 (the “4.875% Senior Notes”) and $1,000,000,000 aggregate principal amount of 5.375% Senior Notes due April 1, 2023 (the “5.375% Senior Notes”). Interest on both the 4.875% Senior Notes and the 5.375% Senior Notes is payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2013.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Debt issuance costs related to the 4.875% Senior Notes and 5.375% Senior Notes, net of amortization, were $19,081,000 as of September 30, 2013. In March 2013, the Company placed $836,400,000 of the proceeds from the issuance of the 4.875% and 5.375% Senior Notes into a restricted cash account for the redemption of the 8.125% Senior Notes.

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

In April 2013, the Company redeemed the entire principal amount of the 8.125% Senior Notes pursuant to the optional redemption provisions in the indenture governing the 8.125% Senior Notes, plus accrued

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

interest, in cash of $836,511,000, which included the applicable premium paid of $80,925,000. As a result, the Company recognized a loss on debt extinguishment of $93,602,000, which included the applicable premium paid, the write-off of unamortized debt issuance costs of $8,927,000 and $3,750,000 of other transaction-related fees related to the redemption of the 8.125% Senior Notes, during the three months ended June 30, 2013.

Maturities of Debt Facilities

The following table sets forth maturities of the Company’s debt, including loans payable, convertible debt and senior notes, as of September 30, 2013 (in thousands):

Year ending:
2013 (three months remaining)	$10,180
2014	448,852
2015	53,230
2016	377,532
2017	26,870
Thereafter	2,250,523

$3,167,187

Fair Value of Debt Facilities

The following table sets forth the estimated fair values of the Company’s loans payable, senior notes and convertible debt as of (in thousands):

	September 30, 2013	December 31, 2012

Loans payable	$197,144	$238,793
Convertible debt	1,060,227	1,144,568
Senior notes	2,226,540	1,661,400

The fair value of the Company’s 3.00% Convertible Subordinated Notes and senior notes, which are traded in the public debt market, is based on quoted market prices and is classified within Level 1 of the fair value hierarchy. The fair value of the Company’s loans payable and 4.75% Convertible Subordinated Notes is estimated by considering the Company’s credit rating, current rates available to the Company for debt of the same remaining maturities and terms of the debt and is classified within Level 2 of the fair value hierarchy.

Interest Charges

The following table sets forth total interest costs incurred and total interest costs capitalized for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Interest expense	$61,957	$50,207	$183,289	$149,812
Interest capitalized	2,346	6,315	7,896	19,630

Interest charges incurred	$64,303	$56,522	$191,185	$169,442

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10.	Redeemable Non-Controlling Interests

The following table provides a summary of the activities of the Company’s redeemable non-controlling interests (in thousands):

Balance as of December 31, 2012	$84,178
Net income attributable to redeemable non-controlling interests	1,252
Other comprehensive loss attributable to redeemable non-controlling interests	(4,340)
Increase in redemption value of non-controlling interests	20,913
Impact of foreign currency exchange	(944)

Balance as of September 30, 2013	$101,059

11.	Commitments and Contingencies

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Other Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of September 30, 2013, the Company was contractually committed for $136,057,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of September 30, 2013, such as commitments to purchase power in select locations through the remainder of 2013 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2013 and thereafter. Such other miscellaneous purchase commitments totaled $213,824,000 as of September 30, 2013.

12.	Stockholders’ Equity

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	Balance as of December 31, 2012	Net change	Balance as of September 30, 2013

Foreign currency translation loss	$(114,678)	$(25,107)	$(139,785)
Unrealized gain on available for sale securities	41	78	119
Other comprehensive loss attributable to redeemable non-controlling interests	13,595	4,340	17,935

	$(101,042)	$(20,689)	$(121,731)

Changes in foreign currencies can have a significant impact to the Company’s consolidated balance sheets (as evidenced above in the Company’s foreign currency translation gain or loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translating into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. During the nine months ended September 30, 2013, the U.S. dollar was generally stronger relative to certain of the currencies of the foreign countries in which the Company operates. This overall strength of the U.S. dollar had an overall unfavorable impact on the Company’s consolidated results of operations because the foreign currencies translated into less U.S. dollars. This also impacted the Company’s condensed consolidated balance sheets, as amounts denominated in foreign currencies are generally translating into less U.S. dollars. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which the Company operates could have a significant impact on its consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents, by operating expense category, the Company’s stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Cost of revenues	$2,270	$1,726	$5,666	$4,577
Sales and marketing	7,250	4,795	19,796	13,505
General and administrative	17,760	15,585	49,848	43,022

	$27,280	$22,106	$75,310	$61,104

13.	Segment Information

While the Company has a single line of business, which is the design, build-out and operation of IBX data centers, it has determined that it has three reportable segments comprised of its Americas, EMEA and Asia-Pacific geographic regions. The Company’s chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on the Company’s revenue and adjusted EBITDA performance both on a consolidated basis and based on these three reportable segments. The Company defines adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges and acquisition costs as presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Adjusted EBITDA:
Americas	$150,304	$139,929	$449,112	$408,885
EMEA	57,139	46,392	156,557	138,217
Asia-Pacific	41,002	38,695	131,699	101,069

Total adjusted EBITDA	248,445	225,016	737,368	648,171
Depreciation, amortization and accretion expense	(105,534)	(105,522)	(324,326)	(289,992)
Stock-based compensation expense	(27,280)	(22,106)	(75,310)	(61,104)
Restructuring charge	—	—	4,837	—
Acquisitions costs	(438)	(4,542)	(6,626)	(6,883)

Income from operations	$115,193	$92,846	$335,943	$290,192

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company also provides the following additional segment disclosures (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
Total revenues:
Americas	$319,413		$291,836		$938,673		$854,871
EMEA	133,254		111,825		380,232		315,594
Asia-Pacific	90,417		81,174		269,184		210,852

	$543,084		$484,835		$1,588,089		$1,381,317

Total depreciation and amortization:
Americas	$64,001		$60,058		$191,355		$175,195
EMEA	24,274		21,876		70,403		57,311
Asia-Pacific	21,626		22,675		64,533		54,615

	$109,901		$104,609		$326,291		$287,121

Capital expenditures:
Americas	$154,704	(1)	$95,744		$257,817	(1)	$278,488
EMEA	42,847	(4)	135,145	(2)	91,709	(4)	217,686	(2)
Asia-Pacific	45,454	(5)	254,263	(3)	94,969	(5)	330,952	(3)

	$243,005		$485,152		$444,495		$827,126

(1)	Includes the purchase price for the New York 2 IBX Data Center Purchase, which totaled $73,441.
(2)	Includes purchase price for the acquisition of ancotel GmbH, net of cash acquired, which totaled $84,236.
(3)	Includes purchase price for the acquisition of Asia Tone, net of cash acquired, which totaled $188,798.
(4)	Includes the deposit for the purchase of the Frankfurt Kleyer 90 Carrier Hotel totaling $1,353.
(5)	Includes the deposit for a real estate purchase totaling $891 and purchase price adjustment for the acquisition of Asia Tone totaling $755.

The Company’s long-lived assets are located in the following geographic areas as of (in thousands):

	September 30, 2013	December 31, 2012

Americas	$2,496,504	$2,139,774
EMEA	1,057,349	994,912
Asia-Pacific	827,167	781,052

	$4,381,020	$3,915,738

Revenue information by category is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Colocation	$408,569	$365,787	$1,201,487	$1,047,995
Interconnection	81,650	70,681	235,994	198,598
Managed infrastructure services	24,413	23,231	72,324	65,302
Rental	934	783	2,097	2,347

Recurring revenues	515,566	460,482	1,511,902	1,314,242
Non-recurring revenues	27,518	24,353	76,187	67,075

	$543,084	$484,835	$1,588,089	$1,381,317

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

No single customer accounted for 10% or greater of the Company’s revenues for the three and nine months ended September 30, 2013 and 2012. No single customer accounted for 10% or greater of the Company’s gross accounts receivable as of September 30, 2013 and December 31, 2012.

14.	Restructuring Charges

In May 2013, the Company entered into a binding commitment to purchase the New York 2 IBX data center for leased space in respect of which the Company had previously recorded a restructuring reserve (see Note 4). As a result, the Company recorded a reversal to its outstanding accrued restructuring charge during the three months ended June 30, 2013.

A summary of the movement in the accrued restructuring charges during the nine months ended September 30, 2013 is outlined as follows (in thousands):

Accrued restructuring charge as of December 31, 2012	$5,679
Accretion expense	137
Restructuring charge adjustments	(4,837)
Cash payments	(979)

Accrued restructuring charge as of September 30, 2013	$—

15.	Subsequent Events

In October 2013, the Company completed the purchase of a property located in Frankfurt, Germany for gross consideration of approximately $90,651,000 (the “Frankfurt Kleyer 90 Carrier Hotel Acquisition”). A portion of the building was leased to the Company and was being used by the Company as its Frankfurt 5 IBX data center. The remainder of the building was leased by other parties, which became the Company’s tenants upon closing. The Frankfurt Kleyer 90 Carrier Hotel Acquisition will be accounted for as a business acquisition using the acquisition method of accounting in accordance with the accounting standard for business combinations. The preliminary purchase price allocation for the Frankfurt Kleyer 90 Carrier Hotel Acquisition is not currently available as the appraisals necessary to assess fair values of assets acquired and liabilities assumed are not yet complete.

In October 2013, the Company initiated a program to hedge its exposure to foreign currency exchange rate fluctuations for forecasted revenues and expenses in its EMEA region in order to manage the Company’s exposure to foreign currency exchange rate fluctuations between the U.S. dollar and the British Pound, Euro and Swiss Franc. The foreign currency forward contracts that the Company uses to hedge this exposure are designated as cash flow hedges.

In November 2013, ALOG executed a 60,000,000 Brazilian real credit facility agreement, or approximately $27,019,000. The credit facility has a five-year term with semi-annual principal payments beginning in the third year of its term and quarterly interest payments during the entire term. The credit facility bears an interest rate of 2.25% above the local borrowing rate. ALOG expects to receive the proceeds from the credit facility upon satisfaction of certain conditions.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Liquidity and Capital Resources” below and ‘‘Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. All forward-looking statements in this document are based on information available to us as of the date of this Report and we assume no obligation to update any such forward-looking statements.

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

In May 2013, we entered into a binding purchase and sale agreement for a property located in the New York metro area, which is referred to as the New York 2 IBX data center purchase. A portion of the building was leased to us and was being used by us as our New York 2 IBX data center. The lease was originally accounted for as an operating lease, and we had previously recorded a restructuring charge related to the lease, as fully more described in Note 14 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q. The remainder of the building was leased by another party, which became our tenant upon closing. In July 2013, we completed the New York 2 IBX data center purchase for net cash consideration of $73.4 million. The New York 2 IBX data center purchase was accounted for as an asset acquisition and the purchase price was allocated to the assets acquired based on their relative fair values.

In October 2013, we completed the purchase of a property located in Frankfurt, Germany for gross consideration of approximately $90.7 million, which is referred to as the Frankfurt Kleyer 90 carrier hotel acquisition. A portion of the building was leased to us and was being used by us as our Frankfurt 5 IBX data center. The remainder of the building was leased by other parties, which became our tenants upon closing. The Frankfurt Kleyer 90 carrier hotel acquisition will be accounted for as a business acquisition using the acquisition method of accounting in accordance with the accounting standard for business combinations. The preliminary purchase price allocation for the Frankfurt Kleyer 90 carrier hotel acquisition is not currently available as the appraisals necessary to assess fair values of assets acquired and liabilities assumed are not yet complete.

Overview

Equinix provides global data center services that protect and connect the world’s most valued information assets. Global enterprises, financial services companies, and content and network service providers rely upon Equinix’s leading insight and data centers in 31 markets around the world for the safehousing of their critical IT equipment and the ability to directly connect to the networks that enable today’s information-driven economy. Equinix offers the following solutions: (i) premium data center colocation, (ii) interconnection and (iii) exchange and outsourced IT infrastructure services. As of September 30, 2013, we operated or had partner IBX data centers in the Atlanta, Boston, Chicago, Dallas, Denver, Los Angeles, Miami, New York, Philadelphia, Rio De Janeiro, Sao Paulo, Seattle, Silicon Valley, Toronto and Washington, D.C. metro areas in the Americas region; France, Germany, Italy, the Netherlands, Switzerland, the United Arab Emirates and the United Kingdom in the EMEA region; and Australia, Hong Kong, Indonesia, Japan, China and Singapore in the Asia-Pacific region.

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

Excluding the impact of the acquisition of the Dubai IBX data center, referred to as the Dubai IBX data center acquisition, our customer count increased to approximately 5,851 as of September 30, 2013 versus approximately 5,261 as of September 30, 2012, an increase of 11%. This increase was due to organic growth in our business. Our utilization rate represents the percentage of our cabinet space billing versus net sellable cabinet space available, taking into account power limitations. Our utilization rate increased to approximately 77% as of September 30, 2013 versus approximately 76% as of September 30, 2012; however, excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our utilization rate would have been approximately 80% as of September 30, 2013. Our utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our centers even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.

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

The largest components of our cost of revenues are depreciation, rental payments related to our leased IBX data centers, utility costs, including electricity and bandwidth, IBX data center employees’ salaries and benefits, including stock-based compensation, repairs and maintenance, supplies and equipment and security services. A substantial majority of our cost of revenues is fixed in nature and should not vary significantly from period to period, unless we expand our existing IBX data centers or open or acquire new IBX data centers. However, there are certain costs which are considered more variable in nature, including utilities and supplies, that are directly related to growth in our existing and new customer base. We expect the cost of our utilities, specifically electricity, will generally increase in the future on a per-unit or fixed basis in addition to the variable increase related to the growth in consumption by our customers. In addition, the cost of electricity is generally higher in the summer months as compared to other times of the year. To the extent we incur increased utility costs, such increased costs could materially impact our financial condition, results of operations and cash flows. Furthermore, to the extent we incur increased electricity costs as a result of either climate change policies or the physical effects of climate change, such increased costs could materially impact our financial condition, results of operations and cash flows.

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

The REIT conversion implementation currently includes seeking a private letter ruling, or PLR, from the IRS. Our PLR request has multiple components, and our timely conversion to a REIT will require favorable rulings from the IRS on certain technical tax issues. We submitted the PLR request to the IRS in the fourth quarter of 2012. In the course of our communications with the IRS relating to our PLR request, the IRS informed us that it has convened an internal working group to study the current legal standards the IRS uses to define “real estate” for purposes of the REIT provisions of the Internal Revenue Code of 1986, as amended (the “Code”) and that, pending the completion of the study, the IRS is unlikely to issue PLRs on what constitutes real estate for REIT purposes. While we anticipate that the formation of the IRS working group may delay receipt of our PLR from the IRS, we do not expect any such potential delay will affect the timing of our plan to elect REIT status for the taxable year beginning January 1, 2015.

We currently estimate that we will incur approximately $50.0 to $80.0 million in costs to support the REIT conversion, in addition to related tax liabilities associated with a change in our method of depreciating and amortizing various data center assets for tax purposes from our prior methods to current methods that are more consistent with the characterization of such assets as real property for REIT purposes. The total recapture of depreciation and amortization expenses across all relevant assets is expected to result in federal and state tax liability of approximately $360.0 to $380.0 million, which amount became payable over a four-year period starting in 2012 even if we abandon the REIT conversion for any reason. Prior to the decision to convert to a REIT, our balance sheet reflected our income tax liability as a non-current deferred tax liability. As a result of the decision to convert to a REIT, our non-current tax liability has been and will continue to be gradually and proportionally reclassified from non-current to current over the four-year period, which started in the third quarter of 2012. The current liability reflects the tax liability that relates to additional taxable income expected to be recognized within the twelve-month period from the date of the balance sheet. If the REIT conversion is successful, we also expect to incur an additional $5.0 to $10.0 million in annual compliance costs in future years. We expect to pay between $150.0 to $180.0 million in cash taxes during 2013.

Results of Operations

Our results of operations for three and nine months ended September 30, 2013 include the operations of ancotel GmbH, referred to as ancotel, Asia Tone Limited, referred to as Asia Tone, and the Dubai IBX data center.

Reclassifications and Revision of Previously-Issued Financial Statements

During the three months ended June 30, 2013, we reassessed the estimated period over which revenue related to non-recurring installation fees is recognized as a result of observed trends in customer contract lives. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the expected life of the installation. We undertook this review due to our determination that our customers were generally benefitting from their installations longer than originally anticipated and, therefore, the estimated period that revenue related to non-recurring installation fees is recognized was extended. This change was originally incorrectly accounted for as a change in accounting estimate on a prospective basis effective April 1, 2013. During the three months ended September 30, 2013, we determined that these longer lives should have been identified and utilized for revenue recognition purposes beginning in 2006. As a result, our installation revenues, and therefore adjusted EBITDA, were overstated by $6.2 million, $3.5 million and $5.3 million for the years ended December 31, 2012, 2011 and 2010, respectively; overstated by $2.6 million, $1.5 million, $1.5 million and $1.5 million for the three months ended March 31, 2013, September 30, 2012, June 30, 2012 and March 31, 2012, respectively; and understated by $3.9 million for the three months ended June 30, 2013. This error did not impact our reported total cash flows from operating activities.

Also, during the three months ended December 31, 2012, we determined that within our cash flows from operating activities section of our condensed consolidated statement of cash flows for the nine months ended September 30, 2012, excess tax benefits from stock-based compensation of $61.0 million were recorded within changes in other assets when they should have been attributed to income taxes payable, and therefore included within changes in accounts payable and accrued expenses. This error has been corrected in the condensed consolidated statement of cash flows for the nine months ended September 30, 2012, and did not impact our condensed consolidated statement of cash flows for the first and second quarter of 2012. Our consolidated statement of cash flows for the year ended December 31, 2012 properly reflected excess tax benefits from stock-based compensation. Additionally, we changed our presentation of the impact of income taxes on cash flows from operating activities to present it within a single line within the consolidated statement of cash flows during the year ended December 31, 2012. This item has no impact on our reported total cash flows from operating activities.

We assessed the materiality of the above errors, as well as the previously-identified immaterial errors described below, individually and in the aggregate on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletins No. 99 and 108 and, based on an analysis of quantitative and qualitative factors, determined that the errors were not material to any of our prior interim and annual financial statements and, therefore, the previously-issued financial statements could continue to be relied upon and that the amendment of previously filed reports with the SEC was not required. We also determined that correcting the cumulative of the non-recurring installation fees of $27.2 million as of December 31, 2012 in 2013 would be material to the projected 2013 consolidated financial statements and as such we will revise our previously-issued consolidated financial statements the next time the financial statements for those periods are filed. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional details.

As we will revise our previously-issued consolidated financial statements as described above, as part of the revision we also corrected certain previously-identified immaterial errors that were either uncorrected or corrected in a period subsequent to the period in which the error originated including (i) certain recoverable taxes in Brazil that were incorrectly recorded in our statements of operations, which had the effect of overstating both revenues and cost of revenues; (ii) errors related to certain foreign currency embedded derivatives in Asia-Pacific, which have an effect on revenue; (iii) an error in our statement of cash flows related to the acquisition of Asia Tone that affects both cash flows from operating and investing activities and (iv) errors in depreciation, stock-based compensation and property tax accruals in the U.S.

Constant Currency Presentation

Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies such as the Brazilian reais, British pound, Canadian dollar, Euro, Swiss franc, Australian dollar, Hong Kong dollar, Japanese yen, Singapore dollar and United Arab Emirates dirham. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the three months ended September 30, 2012 are used as exchange rates for the three months ended September 30, 2013 when comparing the three months ended September 30, 2013 with the three months ended September 30, 2012 and average rates in effect for the nine months ended September 30, 2012 are used as exchange rates for the nine months ended September 30, 2013 when comparing the nine months ended September 30, 2013 with the nine months ended September 30, 2012).

Three Months Ended September 30, 2013 and 2012

Revenues. Our revenues for the three months ended September 30, 2013 and 2012 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three months ended September 30,				% change
	2013	%	2012	%	Actual	Constant currency
Americas:
Recurring revenues	$306,290	56%	$280,234	58%	9%	10%
Non-recurring revenues	13,123	2%	11,602	2%	13%	14%

	319,413	58%	291,836	60%	9%	10%

EMEA:
Recurring revenues	124,470	23%	104,126	21%	20%	15%
Non-recurring revenues	8,784	2%	7,699	2%	14%	(3%)

	133,254	25%	111,825	23%	19%	14%

Asia-Pacific:
Recurring revenues	84,806	16%	76,122	16%	11%	19%
Non-recurring revenues	5,611	1%	5,052	1%	11%	15%

	90,417	17%	81,174	17%	11%	19%

Total:
Recurring revenues	515,566	95%	460,482	95%	12%	13%
Non-recurring revenues	27,518	5%	24,353	5%	13%	9%

	$543,084	100%	$484,835	100%	12%	13%

Americas Revenues. Growth in Americas revenues was primarily due to (i) $12.5 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, Los Angeles, Seattle and Washington, D.C. metro areas and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count, as discussed above. During the three months ended September 30, 2013, currency fluctuations resulted in approximately $2.8 million of unfavorable foreign currency impact to our Americas revenues primarily due to generally stronger U.S. dollar relative to the Brazilian reais and Canadian dollar during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Dallas, New York, Toronto, Sao Paolo and Washington, D.C. metro areas, which are expected to open during the remainder of 2013, 2014 and first half of 2015. Our estimates of future revenue growth also take into account expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

EMEA Revenues. Our revenues from the U.K., the largest revenue contributor in the EMEA region for the period, represented approximately 36% and 37%, respectively, of the regional revenues during the three months ended September 30, 2013 and 2012. Our EMEA revenue growth was primarily due to (i) approximately $2.9 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Frankfurt and Zurich metro areas and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count, as discussed above. During the three months ended September 30, 2013, currency fluctuations resulted in approximately $5.6 million of net favorable foreign currency impact to our EMEA revenues primarily due to generally weaker U.S. dollar relative to the Euro and Swiss franc during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. We expect that our EMEA revenues will continue to grow in future periods as a result of the Frankfurt Kleyer 90 carrier hotel acquisition and continued growth in recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Frankfurt and London metro areas, which are expected to open during the remainder of 2013 and 2015. In addition, we anticipate that a cash flow hedging program we commenced in October 2013 for our EMEA region should reduce some of our foreign currency volatility prospectively. Our estimates of future revenue growth also take into account expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 35% and 36%, respectively, of the regional revenues for the three months ended September 30, 2013 and 2012. Our Asia-Pacific revenue growth was due to (i) revenue generated from our recently-opened IBX data center expansions in the Singapore and Tokyo metro areas and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count, as discussed above. During the three months ended September 30, 2013, currency fluctuations resulted in approximately $6.3 million of net unfavorable foreign currency impact to our Asia-Pacific revenues primarily due to generally stronger U.S. dollar relative to the Australian dollar, Japanese yen and Singapore dollar during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data center expansions and additional expansions currently taking place in the Hong Kong, Osaka, Tokyo, Shanghai, Singapore and Sydney metro areas, which are expected to open during the remainder of 2013 and 2014. Our estimates of future revenue growth also take into account expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

Cost of Revenues. Our cost of revenues for the three months ended September 30, 2013 and 2012 were split among the following geographic regions (dollars in thousands):

	Three months ended September 30,				% change
	2013	%	2012	%	Actual	Constant currency

Americas	$144,316	54%	$137,075	55%	5%	6%
EMEA	69,963	26%	61,642	24%	13%	11%
Asia-Pacific	54,681	20%	52,229	21%	5%	13%

Total	$268,960	100%	$250,946	100%	7%	9%

	Three months ended September 30,
	2013	2012
Cost of revenues as a percentage of revenues:
Americas	45%	47%
EMEA	53%	55%
Asia-Pacific	60%	64%
Total	50%	52%

Americas Cost of Revenues. Our Americas cost of revenues for the three months ended September 30, 2013 and 2012 included $54.7 million and $50.3 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX data center expansion activity. Excluding depreciation expense, the increase in our Americas cost of revenues was primarily due to (i) $3.0 million of higher utility costs and repairs and maintenance expense and (ii) $2.2 million of higher property taxes, partially offset by a $4.9 million reversal of asset retirement obligations associated with certain leases that were amended during the three months ended September 30, 2013. During the three months ended September 30, 2013, the impact of foreign currency fluctuations to our Americas cost of revenues was not significant when compared to average exchange rates of the three months ended September 30, 2012. We expect Americas cost of revenues to increase as we continue to grow our business.

EMEA Cost of Revenues. Our EMEA cost of revenues for the three months ended September 30, 2013 and 2012 included $21.1 million and $18.6 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX data center expansion activity. Excluding depreciation expense, the increase in our EMEA cost of revenues was primarily due to $3.9 million of higher utility costs. During the three months ended September 30, 2013, the impact of foreign currency fluctuations to our EMEA cost of revenues was not significant when compared to average exchange rates of the three months ended September 30, 2012. Commencing in the fourth quarter of 2013, we expect that our EMEA cost of revenues will increase as a result of the Frankfurt Kleyer 90 carrier hotel acquisition. Overall, we expect EMEA cost of revenues to increase as we continue to grow our business. In addition, we anticipate that a cash flow hedging program we commenced in October 2013 for our EMEA region should reduce some of our foreign currency volatility prospectively.

Asia-Pacific Cost of Revenues. Our Asia-Pacific cost of revenues for the three months ended September 30, 2013 and 2012 included $20.4 million and $21.5 million, respectively, of depreciation expense. Excluding depreciation expense, the increase in our Asia-Pacific cost of revenues was primarily due to higher costs associated with certain custom services provided to our customers and higher utility costs. During the three months ended September 30, 2013, currency fluctuations resulted in approximately $4.2 million of net favorable foreign currency impact to our Asia-Pacific cost of revenues primarily due to generally stronger U.S. dollar relative to Australian dollar, Japanese yen and Singapore dollar during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended September 30, 2013 and 2012 were split among the following geographic regions (dollars in thousands):

	Three months ended September 30,				% change
	2013	%	2012	%	Actual	Constant currency

Americas	$35,594	58%	$31,891	60%	12%	13%
EMEA	16,340	26%	13,978	26%	17%	15%
Asia-Pacific	9,685	16%	7,342	14%	32%	42%

Total	$61,619	100%	$53,211	100%	16%	17%

	Three months ended September 30,
	2013	2012
Sales and marketing expenses as a percentage of revenues:
Americas	11%	11%
EMEA	12%	12%
Asia-Pacific	11%	9%
Total	11%	11%

Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to $4.6 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (387 Americas sales and marketing employees as of September 30, 2013 versus 322 as of September 30, 2012), partially offset by lower bad debt expense and professional fees. During the three months ended September 30, 2013, the impact of foreign currency fluctuations to our Americas sales and marketing expenses was not significant when compared to average exchange rates of the three months ended September 30, 2012. Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Americas sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in Americas sales and marketing initiatives, we believe our Americas sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

EMEA Sales and Marketing Expenses. The increase in our EMEA sales and marketing expenses was primarily due to $2.1 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (212 EMEA sales and marketing employees as of September 30, 2013 versus 183 as of September 30, 2012). For the three months ended September 30, 2013, the impact of foreign currency fluctuations to our EMEA sales and marketing expenses was not significant when compared to average exchange rates of the three months ended September 30, 2012.

Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our EMEA sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in EMEA sales and marketing initiatives, we believe our EMEA sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business. In addition, we anticipate that a cash flow hedging program we commenced in October 2013 for our EMEA region should reduce some of our foreign currency volatility prospectively.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to higher bad debt expense and higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (125 Asia-Pacific general and administrative employees as of September 30, 2013 versus 94 as of September 30, 2012). For the three months ended September 30, 2013, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the three months ended September 30, 2012. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Asia-Pacific sales and marketing expenses have increased. Although we anticipate that we will continue to invest in Asia-Pacific sales and marketing initiatives, we believe our Asia-Pacific sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

General and Administrative Expenses. Our general and administrative expenses for the three months ended September 30, 2013 and 2012 were split among the following geographic regions (dollars in thousands):

	Three months ended September 30,				% change
	2013	%	2012	%	Actual	Constant currency

Americas	$68,729	71%	$60,303	72%	14%	14%
EMEA	17,911	18%	14,767	18%	21%	21%
Asia-Pacific	10,234	11%	8,220	10%	25%	29%

Total	$96,874	100%	$83,290	100%	16%	17%

	Three months ended September 30,
	2013	2012
General and administrative expenses as a percentage of revenues:
Americas	22%	21%
EMEA	13%	13%
Asia-Pacific	11%	10%
Total	18%	17%

Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to $3.6 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (898 Americas general and administrative employees as of September 30, 2013 versus 853 as of September 30, 2012) and $3.4 million of higher professional fees. During the three months ended September 30, 2013, the impact of foreign currency fluctuations to our Americas general and administrative expenses was not significant when compared to average exchange rates of the three months ended September 30, 2012. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments into improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. We are also incurring costs to support our REIT conversion process. Collectively, these investments in our back office systems and our REIT conversion process have resulted in increased professional fees. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including these investments in our back office systems and the REIT conversion process.

EMEA General and Administrative Expenses. The increase in our EMEA general and administrative expenses was primarily due to $2.4 million of higher professional fees. The impact of foreign currency fluctuations to our EMEA general and administrative expenses for the three months ended September 30, 2013 was not significant when compared to average exchange rates of the three months ended September 30, 2012. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth including certain corporate reorganization activities, which has resulted in an increased level of professional fees. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease. In addition, we anticipate that a cash flow hedging program we commenced in October 2013 for our EMEA region should reduce some of our foreign currency volatility prospectively.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (203 Asia-Pacific general and administrative employees as of September 30, 2013 versus 169 as of September 30, 2012). For the three months ended September 30, 2013, the impact of foreign currency fluctuations to our Asia-Pacific general and administrative expenses was not significant when compared to average exchange rates of the three months ended September 30, 2012. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Acquisition Costs. During the three months ended September 30, 2013, we recorded acquisition costs totaling $438,000 primarily attributed to the EMEA region. During the three months ended September 30, 2012, we recorded acquisition costs totaling $4.5 million primarily attributed to the ancotel and Asia Tone acquisitions.

Interest Income. Interest income decreased to $929,000 for the three months ended September 30, 2013 compared to $1.1 million for the three months ended September 30, 2012. The average annualized yield for the three months ended September 30, 2013 was 0.27% versus 0.76% for the three months ended September 30, 2012. We expect our interest income to remain at these low levels for the foreseeable future due to the impact of a continued low interest rate environment and a portfolio more weighted towards short-term securities.

Interest Expense. Interest expense increased to $62.0 million for the three months ended September 30, 2013 from $50.2 million for the three months ended September 30, 2012. This increase in interest expense was primarily due to the impact of our $1.5 billion senior notes offering in March 2013, $5.5 million of higher interest expense from various capital lease and other financing obligations to support our expansion projects and less capitalized interest expense, partially offset by the redemption of our 8.125% senior notes in April 2013. During the three months ended September 30, 2013 and 2012, we capitalized $2.3 million and $6.3 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we recognize the full impact of our $1.5 billion senior notes offering, partially offset by the redemption of our 8.125% senior notes, which will contribute approximately $17.7 million in incremental interest expense annually. However, we may incur additional indebtedness to support our growth, resulting in higher interest expense.

Other Income (Expense). We recorded $985,000 and $507,000, respectively, of other income for the three months ended September 30, 2013 and 2012, primarily due to foreign currency exchange gains during the periods.

Loss on Debt Extinguishment. During the three months ended September 30, 2013, we did not record any loss on debt extinguishment. During the three months ended September 30, 2012, we recorded $5.2 million of loss on debt extinguishment due to the repayment and termination of our outstanding loans payable in Asia-Pacific, referred to as the Asia-Pacific financing.

Income Taxes. For the three months ended September 30, 2013 and 2012, we recorded $12.4 million and $12.3 million, respectively, of income tax expense. Our effective tax rates were 22.5% and 31.7%, respectively, for the three months ended September 30, 2013 and 2012. We expect cash income taxes during the remainder of 2013 will primarily be related to the impact of recognizing the depreciation and amortization recapture as a result of changing our method of depreciating and amortizing various data center assets for tax purposes in connection with our REIT conversion plan. The cash taxes for 2013 and 2012 are primarily for U.S. federal and state income taxes and foreign income taxes in certain foreign jurisdictions.

To better align our EMEA corporate structure and intercompany relationship with the nature of our business activities and regional centralization, we commenced certain reorganization activities during the fourth quarter of 2012 in the EMEA region. The new organizational structure centralized the majority of our EMEA business management activities in the Netherlands effective July 1, 2013. As a result, we expect our overall effective tax rate will be lower in subsequent periods as the new structure begins to take full effect. Assuming a successful conversion to a REIT, and no material changes to tax rules and regulations, we expect our effective long-term worldwide cash tax rate to ultimately decrease to a range of 10% to 15%.

Net Income from Discontinued Operations. During the three months ended September 30, 2013, we did not have any discontinued operations. For the three months ended September 30, 2012, our net income from discontinued operations was $679,000. For additional information, see “Discontinued Operations” in Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the performance of our segments, measure the operational cash generating abilities of our segments and develop regional growth strategies such as IBX data center expansion decisions. Adjusted EBITDA is the result of our revenues less our adjusted operating expenses. Our adjusted operating expenses exclude depreciation expense, amortization expense, accretion expense, stock-based compensation, restructuring charge, impairment charges and acquisition costs. Periodically, we enter into new lease agreements or amend existing lease agreements. To the extent we conclude that a lease is an operating lease, the rent expense may decrease our adjusted EBITDA whereas to the extent we conclude that a lease is a capital or financing lease, and this lease was previously reported as an operating lease, this outcome may increase our adjusted EBITDA. Our adjusted EBITDA for the three months ended September 30, 2013 and 2012 were split among the following geographic regions (dollars in thousands):

	Three months ended September 30,				% change
	2013	%	2012	%	Actual	Constant currency

Americas	$150,304	60%	$139,929	62%	7%	8%
EMEA	57,139	23%	46,392	21%	23%	14%
Asia-Pacific	41,002	17%	38,695	17%	6%	13%

Total	$248,445	100%	$225,016	100%	10%	10%

Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above, partially offset by higher adjusted operating expenses as a percentage of revenues primarily attributable to higher professional fees to support our growth. During the three months ended September 30, 2013, the impact of foreign currency fluctuations to our Americas adjusted EBITDA was not significant when compared to average exchange rates of the three months ended September 30, 2012. Effective September 30, 2013, we amended certain Americas lease agreements which converted four of these leases from operating to capital leases, which is expected to increase Americas adjusted EBITDA by approximately $2.2 million each quarter commencing with the fourth quarter of 2013.

EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. During the three months ended September 30, 2013, currency fluctuations resulted in approximately $4.2 million of net favorable foreign currency impact to our EMEA adjusted EBITDA primarily due to generally weaker U.S. dollar relative to the Euro and Swiss franc during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. We expect to enter into new EMEA lease agreements that will be accounted for as operating leases, which we expect will decrease EMEA adjusted EBITDA when these anticipated lease agreements are executed.

Asia-Pacific Adjusted EBITDA. Our Asia-Pacific adjusted EBITDA did not materially change. During the three months ended September 30, 2013, currency fluctuations resulted in approximately $2.7 million of net unfavorable foreign currency impact to our Asia-Pacific adjusted EBITDA primarily due to generally stronger U.S. dollar relative to the Australian dollar, Japanese yen and Singapore dollar during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Nine months ended September 30, 2013 and 2012

Revenues. Our revenues for the nine months ended September 30, 2013 and 2012 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Nine months ended September 30,				% change
	2013	%	2012	%	Actual	Constant currency
Americas:
Recurring revenues	$901,490	57%	$824,732	60%	9%	10%
Non-recurring revenues	37,183	2%	30,139	2%	23%	24%

	938,673	59%	854,871	62%	10%	11%

EMEA:
Recurring revenues	356,394	22%	291,269	21%	22%	23%
Non-recurring revenues	23,838	2%	24,325	2%	(2%)	(11%)

	380,232	24%	315,594	23%	20%	20%

Asia-Pacific:
Recurring revenues	254,018	16%	198,241	14%	28%	34%
Non-recurring revenues	15,166	1%	12,611	1%	20%	23%

	269,184	17%	210,852	15%	28%	33%

Total:
Recurring revenues	1,511,902	95%	1,314,242	95%	15%	16%
Non-recurring revenues	76,187	5%	67,075	5%	14%	11%

	$1,588,089	100%	$1,381,317	100%	15%	16%

Americas Revenues. Growth in Americas revenues was primarily due to (i) $34.4 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, Dallas, Los Angeles, Miami, New York, Seattle and Washington, D.C. metro areas and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count, as discussed above. During the nine months ended September 30, 2013, currency fluctuations resulted in approximately $6.9 million of unfavorable foreign currency impact to our Americas revenues primarily due to generally stronger U.S. dollar relative to the Brazilian reais and Canadian dollar during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Dallas, New York, Toronto, Sao Paolo and Washington, D.C. metro areas, which are expected to open during the remainder of 2013, 2014 and first half of 2015. Our estimates of future revenue growth also take into account expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

EMEA Revenues. Our revenues from the U.K., the largest revenue contributor in the EMEA region for the period, represented approximately 36% and 38%, respectively, of the regional revenues during the nine months ended September 30, 2013 and 2012. Our EMEA revenue growth was due to (i) $14.8 million of additional revenue from the impact of the ancotel and Dubai IBX data center acquisitions, (ii) $6.1 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Frankfurt, London, Paris and Zurich metro areas and (iii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count, as discussed above. During the nine months ended September 30, 2013, currency fluctuations resulted in approximately $2.1 million of net favorable foreign currency impact to our EMEA revenues primarily due to generally weaker U.S. dollar relative to Euro and Swiss franc during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. We expect that our EMEA revenues will continue to grow in future periods as a result of the Frankfurt Kleyer 90 carrier hotel acquisition and continued growth in recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Frankfurt and London metro areas, which are expected to open during the remainder of 2013 and 2015. In addition, we anticipate that a cash flow hedging program we commenced in October 2013 for our EMEA region should reduce some of our foreign currency volatility prospectively. Our estimates of future revenue growth also take into account expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 35% and 38%, respectively, of the regional revenues for the nine months ended September 30, 2013 and 2012. Our Asia-Pacific revenue growth was due to (i) $29.3 million of additional revenue from the impact of the Asia Tone acquisition, (ii) approximately $2.4 million of revenue generated from our recently-opened IBX data center expansions in the Hong Kong, Singapore, Sydney and Tokyo metro areas and (iii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count, as discussed above. During the nine months ended September 30, 2013, currency fluctuations resulted in approximately $11.3 million of net unfavorable foreign currency impact to our Asia-Pacific revenues primarily due to generally stronger U.S. dollar relative to Australian dollar, Japanese yen and Singapore dollar during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX data center expansions and additional expansions currently taking place in the Hong Kong, Osaka, Tokyo, Shanghai, Singapore and Sydney metro areas, which are expected to open during the remainder of 2013 and 2014. Our estimates of future revenue growth also take into account expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

Cost of Revenues. Our cost of revenues for the nine months ended September 30, 2013 and 2012 were split among the following geographic regions (dollars in thousands):

	Nine months ended September 30,				% change
	2013	%	2012	%	Actual	Constant currency

Americas	$434,012	55%	$399,022	57%	9%	10%
EMEA	201,912	25%	166,957	24%	21%	21%
Asia-Pacific	158,736	20%	129,309	19%	23%	29%

Total	$794,660	100%	$695,288	100%	14%	16%

	Nine months ended September 30,
	2013	2012
Cost of revenues as a percentage of revenues:
Americas	46%	47%
EMEA	53%	53%
Asia-Pacific	59%	61%
Total	50%	50%

Americas Cost of Revenues. Our Americas cost of revenues for the nine months ended September 30, 2013 and 2012 included $162.8 million and $146.6 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX data center expansion activity. Excluding depreciation expense, the increase in our Americas cost of revenues was primarily due to (i) $5.5 million of higher costs associated with certain custom services provided to our customers, (ii) $5.3 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (898 Americas cost of revenues employees as of September 30, 2013 versus 853 as of September 30, 2012), (iii) $4.3 million of higher taxes, including property taxes, and (iv) $4.7 million of higher utilities and repair and maintenance expense, partially offset by a $4.9 million reversal of asset retirement obligations associated with certain leases that were amended during the three months ended September 30, 2013. During the nine months ended September 30, 2013, currency fluctuations resulted in approximately $4.7 million of favorable foreign currency impact to our Americas cost of revenues primarily due to generally stronger U.S. dollar relative to the Brazilian reais and Canadian dollar during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. We expect Americas cost of revenues to increase as we continue to grow our business.

EMEA Cost of Revenues. Our EMEA cost of revenues for the nine months ended September 30, 2013 and 2012 included $60.7 million and $50.4 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX data center expansion activity and acquisitions. Excluding depreciation expense, the increase in our EMEA cost of revenues was primarily due to (i) the impact of the ancotel and Dubai IBX data center acquisitions, which resulted in $5.8 million of additional cost of revenues for the nine months ended September 30, 2013, (ii) $7.3 million of higher utility costs, (iii) $5.6 million of costs associated with certain custom services provided to our customers, (iv) $3.6 million of higher compensation expense and (v) higher professional fees to support our growth. During the nine months ended September 30, 2013, the impact of foreign currency fluctuations to our EMEA cost of revenues was not significant when compared to average exchange rates of the nine months ended September 30, 2012. Commencing in the fourth quarter of 2013, we expect that our EMEA cost of revenues will increase as a result of the Frankfurt Kleyer 90 carrier hotel acquisition. Overall, we expect EMEA cost of revenues to increase as we continue to grow our business. In addition, we anticipate that a cash flow hedging program we commenced in October 2013 for our EMEA region should reduce some of our foreign currency volatility prospectively.

Asia-Pacific Cost of Revenues. Our Asia-Pacific cost of revenues for the nine months ended September 30, 2013 and 2012 included $61.0 million and $52.4 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX data center expansion activity and the Asia Tone acquisition. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily due to (i) the impact of the Asia Tone acquisition, which resulted in $13.2 million of additional cost of revenues, (ii) $3.2 million of higher utility costs and (iii) higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (excluding the impact of the Asia Tone acquisition, 235 Asia-Pacific cost of revenues employees as of September 30, 2013 versus 174 as of September 30, 2012). During the nine months ended September 30, 2013, currency fluctuations resulted in approximately $7.7 million of net favorable foreign currency impact to our Asia-Pacific cost of revenues primarily due to generally stronger U.S. dollar relative to Australian dollar, Japanese yen and Singapore dollar during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the nine months ended September 30, 2013 and 2012 were split among the following geographic regions (dollars in thousands):

	Nine months ended September 30,				% change
	2013	%	2012	%	Actual	Constant currency

Americas	$105,148	59%	$92,726	63%	13%	14%
EMEA	49,408	27%	35,827	24%	38%	38%
Asia-Pacific	24,817	14%	18,671	13%	33%	39%

Total	$179,373	100%	$147,224	100%	22%	23%

	Nine months ended September 30,
	2013	2012
Sales and marketing expenses as a percentage of revenues:
Americas	11%	11%
EMEA	13%	11%
Asia-Pacific	9%	9%
Total	11%	11%

Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to $12.9 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (387 Americas sales and marketing employees as of September 30, 2013 versus 322 as of September 30, 2012) and higher advertising and promotion costs, partially offset by $2.5 million of lower bad debt expense. During the nine months ended September 30, 2013, the impact of foreign currency fluctuations to our Americas sales and marketing expenses was not significant when compared to average exchange rates of the nine months ended September 30, 2012. Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Americas sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in Americas sales and marketing initiatives, we believe our Americas sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

EMEA Sales and Marketing Expenses. The increase in our EMEA sales and marketing expenses was primarily due to (i) the impact of the ancotel and Dubai IBX data center acquisitions, which resulted in $4.5 million of additional sales and marketing expenses for the nine months ended September 30, 2013, and (ii) $7.1 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (excluding the impact of acquisitions, 181 EMEA sales and marketing employees as of September 30, 2013 versus 144 as of September 30, 2012). For the nine months ended September 30, 2013, the impact of foreign currency fluctuations to our EMEA sales and marketing expenses was not significant when compared to average exchange rates of the nine months ended September 30, 2012. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our EMEA sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in EMEA sales and marketing initiatives, we believe our EMEA sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business. In addition, we anticipate that a cash flow hedging program we commenced in October 2013 for our EMEA region should reduce some of our foreign currency volatility prospectively.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to $2.8 million of additional sales and marketing expenses from the impact of the Asia Tone acquisition. For the nine months ended September 30, 2013, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the nine months ended September 30, 2012. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Asia-Pacific sales and marketing expenses have increased. Although we anticipate that we will continue to invest in Asia-Pacific sales and marketing initiatives, we believe our Asia-Pacific sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

General and Administrative Expenses. Our general and administrative expenses for the nine months ended September 30, 2013 and 2012 were split among the following geographic regions (dollars in thousands):

	Nine months ended September 30,				% change
	2013	%	2012	%	Actual	Constant currency

Americas	$194,988	71%	$178,108	74%	9%	9%
EMEA	53,052	19%	40,025	16%	33%	33%
Asia-Pacific	28,284	10%	23,597	10%	20%	22%

Total	$276,324	100%	$241,730	100%	14%	15%

	Nine months ended September 30,
	2013	2012
General and administrative expenses as a percentage of revenues:
Americas	21%	21%
EMEA	14%	13%
Asia-Pacific	11%	11%
Total	17%	17%

Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to $10.1 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (691 Americas general and administrative employees as of September 30, 2013 versus 660 as of September 30, 2012). During the nine months ended September 30, 2013, the impact of foreign currency fluctuations to our Americas general and administrative expenses was not significant when compared to average exchange rates of the nine months ended September 30, 2012. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments into improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. We are also incurring costs to support our REIT conversion process. Collectively, these investments in our back office systems and our REIT conversion process have resulted in increased professional fees. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including these investments in our back office systems and the REIT conversion process.

EMEA General and Administrative Expenses. The increase in our EMEA general and administrative expenses was primarily due to (i) $5.4 million of higher professional fees and (ii) $3.2 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (excluding the impact of acquisitions, 269 EMEA general and administrative employees as of September 30, 2013 versus 194 as of September 30, 2012). The impact of foreign currency fluctuations to our EMEA general and administrative expenses for the nine months ended September 30, 2013 was not significant when compared to average exchange rates of the nine months ended September 30, 2012. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth including certain corporate reorganization activities, which has resulted in an increased level of professional fees. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease. In addition, we anticipate that a cash flow hedging program we commenced in October 2013 for our EMEA region should reduce some of our foreign currency volatility prospectively.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to $2.9 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (excluding the impact of the Asia

Tone acquisition, 199 Asia-Pacific general and administrative employees as of September 30, 2013 versus 168 as of September 30, 2012). For the nine months ended September 30, 2013, the impact of foreign currency fluctuations to our Asia-Pacific general and administrative expenses was not significant when compared to average exchange rates of the nine months ended September 30, 2012. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Restructuring Charge. During the nine months ended September 30, 2013, we recorded a $4.8 million reversal of the restructuring charge accrual for our excess space in the New York 2 IBX data center as a result of our decision to purchase this property and utilize the space. During the nine months ended September 30, 2012, we did not record any restructuring charge.

Acquisition Costs. During the nine months ended September 30, 2013, we recorded acquisition costs totaling $6.6 million primarily attributed to our Americas region. During the nine months ended September 30, 2012, we recorded acquisition costs totaling $6.9 million primarily attributed to the ancotel and Asia Tone acquisitions.

Interest Income. Interest income was $2.6 million and $2.7 million, respectively, for the nine months ended September 30, 2013 and 2012. The average annualized yield for the nine months ended September 30, 2013 was 0.27% versus 0.41% for the nine months ended September 30, 2012. We expect our interest income to remain at these low levels for the foreseeable future due to the impact of a continued low interest rate environment and a portfolio more weighted towards short-term securities.

Interest Expense. Interest expense increased to $183.3 million for the nine months ended September 30, 2013 from $149.8 million for the nine months ended September 30, 2012. This increase in interest expense was primarily due to the impact of our $1.5 billion senior notes offering in March 2013, $15.4 million of higher interest expense from various capital lease and other financing obligations to support our expansion projects and less capitalized interest expense, which was partially offset by the redemption of our 8.125% senior notes in April 2013. During the nine months ended September 30, 2013 and 2012, we capitalized $7.9 million and $19.6 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we recognize the full impact of our $1.5 billion senior notes offering, partially offset by the redemption of our 8.125% senior notes, which will contribute approximately $17.7 million in incremental interest expense annually. However, we may incur additional indebtedness to support our growth, resulting in higher interest expense.

Other Income (Expense). We recorded $3.3 million of other income and $1.5 million of other expense, respectively, for the nine months ended September 30, 2013 and 2012, primarily due to foreign currency exchange gains and losses during the periods.

Loss on Debt Extinguishment. During the nine months ended September 30, 2013, we recorded a $93.6 million loss on debt extinguishment as a result of the redemption of our $750.0 million 8.125% senior notes. During the nine months ended September 30, 2012, we recorded a $5.2 million loss on debt extinguishment due to the repayment and termination of our outstanding Asia-Pacific financing.

Income Taxes. For the nine months ended September 30, 2013 and 2012, we recorded $14.2 million and $41.1 million of income tax expenses, respectively. Our effective tax rates were 21.8% and 30.1% for the nine months ended September 30, 2013 and 2012, respectively. The lower tax rate for the nine months ended September 30, 2013 was primarily due to the $93.6 million loss on debt extinguishment recorded during the nine months ended September 30, 2013. The 2013 income tax provision is expected to be lower than 2012 primarily due to the loss on debt extinguishment recorded during the period and the corporate structure reorganization in the EMEA region, as discussed below. We expect that cash income taxes during the remainder of 2013 will primarily be related to the impact of recognizing depreciation and amortization recapture as a result of changing our method of depreciating and amortizing various data center assets for tax purposes in connection with our REIT conversion plan. The cash taxes for 2013 and 2012 are primarily for U.S. federal and state income taxes and foreign income taxes in certain foreign jurisdictions.

To better align our EMEA corporate structure and intercompany relationship with the nature of our business activities and regional centralization, we commenced certain reorganization activities during the fourth quarter of 2012 in the EMEA region. The new organizational structure centralized the majority of our EMEA business management activities in the Netherlands effective July 1, 2013. As a result, we expect our overall effective tax rate will be lower in subsequent periods as the new structure begins to take full effect. Assuming a successful conversion to a REIT, and no material changes to tax rules and regulations, we expect our effective long-term worldwide cash tax rate to ultimately decrease to a range of 10% to 15%.

Net Income from Discontinued Operations. During the nine months ended September 30, 2013, we did not have any discontinued operations. For the nine months ended September 30, 2012, our net income from discontinued operations was $1.2 million. For additional information, see “Discontinued Operations” in Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the performance of our segments, measure the operational cash generating abilities of our segments and develop regional growth strategies such as IBX data center expansion decisions. Adjusted EBITDA is the result of our revenues less our adjusted operating expenses. Our adjusted operating expenses exclude depreciation expense, amortization expense, accretion expense, stock-based compensation, restructuring charge, impairment charges and acquisition costs. Periodically, we enter into new lease agreements or amend existing lease agreements. To the extent we conclude that a lease is an operating lease, the rent expense may decrease our adjusted EBITDA whereas to the extent we conclude that a lease is a capital or financing lease, and this lease was previously reported as an operating lease, this outcome may increase our adjusted EBITDA. Our adjusted EBITDA for the nine months ended September 30, 2013 and 2012 were split among the following geographic regions (dollars in thousands):

	Nine months ended September 30,				% change
	2013	%	2012	%	Actual	Constant currency

Americas	$449,112	61%	$408,885	63%	10%	10%
EMEA	156,557	21%	138,217	21%	13%	11%
Asia-Pacific	131,699	18%	101,069	16%	30%	35%

Total	$737,368	100%	$648,171	100%	14%	15%

Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. During the nine months ended September 30, 2013, the U.S. dollar was generally stronger relative to the Brazilian reais and Canadian dollar compared to the nine months ended September 30, 2012, resulting in approximately $2.5 million of net unfavorable foreign currency impact to our Americas adjusted EBITDA during the nine months ended September 30, 2013 when compared to average exchange rates of the nine months ended September 30, 2012. Effective September 30, 2013, we amended certain Americas lease agreements which converted four of these leases from operating to capital leases, which is expected to increase Americas adjusted EBITDA by approximately $2.2 million each quarter commencing with the fourth quarter of 2013.

EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to the impact of the Dubai IBX data center and ancotel acquisitions, which generated $9.7 million of adjusted EBITDA during the nine months ended September 30, 2013. Excluding acquisitions, the increase was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above, partially offset by higher adjusted operating expenses as a percentage of revenues primarily attributable to higher sales and marketing compensation costs, including general salaries, bonus and headcount growth, and higher professional fees to support our growth. During the nine months ended September 30, 2013, currency fluctuations resulted in approximately $2.5 million of net favorable foreign currency impact to our EMEA adjusted EBITDA primarily due to generally weaker U.S. dollar relative to Euro and Swiss franc during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. We expect to enter into new EMEA lease agreements that will be accounted for as operating leases, which we expect will decrease EMEA adjusted EBITDA when these anticipated lease agreements are executed.

Asia-Pacific Adjusted EBITDA. The increase in our Asia-Pacific adjusted EBITDA was primarily due to the impact of the Asia Tone acquisition, which generated $14.8 million of adjusted EBITDA during the nine months ended September 30, 2013. Excluding the acquisition, the increase was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. During the nine months ended September 30, 2013, the U.S. dollar was generally stronger relative to the Australian dollar and Japanese yen compared to the nine months ended September 30, 2012, resulting in approximately $4.8 million of net unfavorable foreign currency impact to our Asia-Pacific adjusted EBITDA during the nine months ended September 30, 2013 when compared to average exchange rates of the nine months ended September 30, 2012.

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

We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges and acquisition costs as presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Income from operations	$115,193	$92,846	$335,943	$290,192
Depreciation, amortization and accretion expense	105,534	105,522	324,326	289,992
Stock-based compensation expense	27,280	22,106	75,310	61,104
Restructuring charge	—	—	(4,837)	—
Acquisition costs	438	4,542	6,626	6,883

Adjusted EBITDA	$248,445	$225,016	$737,368	$648,171

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

Liquidity and Capital Resources

As of September 30, 2013, our total indebtedness was comprised of (i) convertible debt principal totaling $769.7 million from our 3.00% convertible subordinated notes and our 4.75% convertible subordinated notes (gross of discount) and (ii) non-convertible debt and financing obligations totaling $3.4 billion consisting of (a) $2.3 billion of principal from our 7.00%, 5.375% and 4.875% senior notes, (b) $197.0 million of principal from our loans payable and (c) $885.0 million from our capital lease and other financing obligations.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, payment of tax liabilities related to the decision to convert to a REIT (see below) and completion of our publicly-announced expansion projects. As of September 30, 2013, we had $1.2 billion of cash, cash equivalents and short-term and long-term investments, of which approximately $931.6 million was held in the U.S. We believe that our current expansion activities in the U.S. can be funded with our U.S.-based cash and cash equivalents and investments. Besides our investment portfolio, additional liquidity available to us from the $750.0 million credit facility, referred to as the U.S. financing, and any further financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base and have continued to experience relatively strong collections, if the current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity.

As of September 30, 2013, we had a total of approximately $521.0 million of additional liquidity available to us under the U.S. financing and ALOG financing. While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and to complete our publicly-announced IBX data center expansion plans, we may pursue additional expansion opportunities, primarily the build out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions, and have also announced our planned conversion to a REIT (see below). While we expect to fund these expansion plans with our existing resources, additional financing, either debt or equity, may be required to pursue certain new or unannounced additional expansion plans, including acquisitions. However, if current market conditions were to deteriorate, we may be unable to secure additional financing or any such additional financing may only be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.

In October 2013, we initiated a program to hedge our exposure to foreign currency exchange rate fluctuations for forecasted revenues and expenses in our EMEA region in order to manage our exposure to foreign currency exchange rate fluctuations between the U.S. dollar and the British Pound, Euro and Swiss Franc. The foreign currency forward contracts that we use to hedge this exposure are designated as cash flow hedges.

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

There are significant tax and other costs associated with implementing the REIT conversion, and certain tax liabilities may be incurred regardless of the whether we ultimately succeed in converting to a REIT. We currently estimate that we will incur approximately $50.0 to $80.0 million in costs to support the REIT conversion, in addition to related tax liabilities associated with a change in our method of depreciating and amortizing various data center assets for tax purposes from our prior method to current methods that are more consistent with the characterization of such assets as real property for REIT purposes. The total recapture of depreciation and amortization expenses across all relevant assets is expected to result in federal and state tax liability of approximately $360.0 to $380.0 million, which amount became payable over a four-year period starting in 2012 even if we abandon the REIT conversion for any reason. We expect to utilize all our net operating loss carryforwards for federal and state income tax purposes in 2013. If the REIT conversion is successful, we also expect to incur an additional $5.0 to $10.0 million in annual compliance costs in future years.

Sources and Uses of Cash

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$437,902	$428,334
Net cash used in investing activities	(935,951)	(238,953)
Net cash provided by (used in) financing activities	645,548	(234,969)

Operating Activities. The increase in net cash provided by operating activities was primarily due to improved operating results, partially offset by unfavorable working capital activities, such as increased payments of income taxes. Although our collections remain strong, it is possible for some large customer receivables that were anticipated to be collected in one quarter to slip to the next quarter. For example, some large customer receivables that were anticipated to be collected in September 2013 were instead collected in October 2013, which negatively impacted cash flows from operating activities for the nine months ended September 30, 2013. We expect that we will continue to generate cash from our operating activities during the remainder of 2013 and beyond.

Investing Activities. The net cash used in investing activities for the nine months ended September 30, 2013 was primarily due to $814.4 million of purchases of investments, $369.6 million of capital expenditures as a result of expansion activity and $73.4 million for the New York 2 IBX data center purchase, partially offset by $316.6 million of sales and maturities of investments. The net cash used in investing activities for the nine months ended September 30, 2012 was primarily due to $365.9 million of purchases of investments, $554.1 million of capital expenditures as a result of expansion activity and $278.4 million of cash paid for the Asia Tone and ancotel acquisitions, partially offset by $880.3 million of sales and maturities of investments and $87.4 million of release of restricted cash primarily related to payments made in connection with the Paris 4 IBX financing. During 2013, we expect that our IBX expansion construction activity will be less than our 2012 levels. However, if the opportunity to expand is greater than planned and we have sufficient funding to increase the expansion opportunities available to us, we may increase the level of capital expenditures to support this growth as well as pursue additional acquisitions or joint ventures. In October 2013, we closed the Frankfurt Kleyer 90 carrier hotel acquisition for gross consideration of $90.7 million.

Financing Activities. The net cash provided by financing activities for the nine months ended September 30, 2013 was primarily due to $1.5 billion of proceeds from the senior notes offering in March 2013, $27.4 million of excess tax benefits from stock-based compensation and $28.1 million of proceeds from employee equity awards, partially offset by $834.7 million for the redemption of the $750.0 million 8.125% senior notes, $54.5 million of repayments of various long-term debt and capital lease and other financing obligations and $22.4 million of debt issuance costs primarily related to the senior notes offering in March 2013. The net cash used in financing activities for the nine months ended September 30, 2012 was primarily due to $574.7 million of repayments of the principal amount of the 2.50% convertible subordinated notes, our loans payable and capital lease and other financing obligations, partially offset by $249.6 million of proceeds from drawdowns of new financings entered into during the period and $53.2 million of excess tax benefits from stock-based compensation. Going forward, we expect that our financing activities will consist primarily of repayment of our debt for the foreseeable future. However, we may pursue additional financings in the future to support expansion opportunities, additional acquisitions or joint ventures. In November 2013, ALOG executed a 60.0 million Brazilian real, or $27.0 million, credit facility agreement and it expects to receive the proceeds from this credit facility upon satisfaction of certain conditions.

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

Debt issuance costs related to the 4.875% senior notes and 5.375% senior notes, net of amortization, were $19.1 million as of September 30, 2013. In March 2013, we placed $836.4 million of the proceeds from the issuance of the 4.875% and 5.375% senior notes into a restricted cash account for the redemption of the 8.125% senior notes.

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

U.S. Financing. In February 2013, we entered into an amendment to a credit agreement with a group of lenders for a $750.0 million credit facility, referred to as the U.S. financing, which is comprised of a $200.0 million term loan facility, referred to as the U.S. term loan, and a $550.0 million multicurrency revolving credit facility, referred to as the U.S. revolving credit line. The amendment modified certain definitions of items used in the calculation of the financial covenants with which we must comply on a quarterly basis to exclude the write-off of any unamortized debt issuance costs that were incurred in connection with the issuance of the 8.125% senior notes; to exclude one-time transaction costs, fees, premiums and expenses incurred by us in connection with the issuance of the 4.875% senior notes and 5.375% senior notes and the redemption of the 8.125% senior notes; and to exclude the 8.125% senior notes from the calculation of total leverage for the period ended March 31, 2013, provided that certain conditions in connection with the redemption of the 8.125% senior notes were satisfied. The amendment also postponed the step-down of the maximum senior leverage ratio covenant from the three months ended March 31, 2013 to the three months ended September 30, 2013.

In September 2013, we entered into an amendment to the U.S. financing. The amendment allows us greater flexibility to make cash dividends and distributions to our stockholders to the extent required to qualify us as a REIT (including cash dividends and distributions of undistributed accumulated earnings and profits) and to make cash dividends and distributions on an ongoing basis to the extent required for us to continue to be qualified as a REIT or to avoid the imposition of income or franchise taxes on us. The amendment also replaced the maximum senior leverage ratio covenant with a maximum senior net leverage ratio covenant and modified the minimum fixed charge coverage ratio and tangible net worth covenants. In addition, the amendment modified certain defined terms used in the calculation of the financial covenants to exclude certain expenses incurred by us in connection with our planned REIT conversion. The amendment also permits us to request an increase in the U.S. revolving credit line of up to an additional $250.0 million, subject to the receipt of lender commitments. As of September 30, 2013, we were in compliance with all financial covenants.

Contractual Obligations and Off-Balance-Sheet Arrangements

We lease a majority of our IBX data centers and certain equipment under non-cancelable lease agreements expiring through 2040. The following represents our debt maturities, financings, leases and other contractual commitments as of September 30, 2013 (in thousands):

	2013 (3 months)	2014	2015	2016	2017	Thereafter	Total
Convertible debt (1)	$—	$395,986	$—	$373,724	$—	$—	$769,710
Senior notes	—	—	—	—	—	2,250,000	2,250,000
U.S. term loan (2)	10,000	40,000	40,000	40,000	20,000	—	150,000
ALOG financing (2)	—	12,866	12,866	12,866	6,433	—	45,031
ALOG loans payable (2)	—	—	364	437	437	523	1,761
Other loan payable (2)	65	—	—	—	—	—	65
Paris 4 IBX financing (3)	115	—	—	—	—	—	115
Interest (4)	59,118	164,340	152,938	142,037	131,228	566,800	1,216,461
Capital lease and other financing obligations (5)	19,246	82,706	92,688	97,468	98,260	1,166,379	1,556,747
Operating leases (6)	23,307	94,205	84,550	82,961	79,783	509,678	874,484
Other contractual commitments (7)	191,292	113,106	39,686	1,176	958	3,663	349,881
Asset retirement obligations (8)	—	3,283	1,943	516	6,809	47,329	59,880
ALOG acquisition contingent consideration (9)	2,247	1,482	1,705	2,464	—	—	7,898
Redeemable non-controlling interests	—	101,059	—	—	—	—	101,059

	$305,390	$1,009,033	$426,740	$753,649	$343,908	$4,544,372	$7,383,092

(1)	Represents principal only. As of September 30, 2013, had the holders of the 3.00% convertible subordinated notes due 2014 converted their notes, the 3.00% convertible subordinated notes would have been convertible into approximately 3.3 million shares of our common stock, which would have a total value of $609.2 million based on the closing price of our common stock on September 30, 2013. As of September 30, 2013, had the holders of the 4.75% convertible subordinated notes due 2016 converted their notes, the 4.75% convertible subordinated notes would have been convertible into approximately 4.4 million shares of our common stock, which would have a total value of $814.0 million based on the closing price of our common stock on September 30, 2013.
(2)	Represents principal only.
(3)	Represents total payments to be made under two agreements to purchase and develop the Paris 4 IBX center.
(4)	Represents interest on ALOG financing, convertible debt, senior notes and U.S. term loan based on their approximate interest rates as of September 30, 2013.
(5)	Represents principal and interest.
(6)	Represents minimum operating lease payments, excluding potential lease renewals.
(7)	Represents unaccrued contractual commitments. Other contractual commitments are described below.
(8)	Represents liability, net of future accretion expense.
(9)	Represents unaccrued ALOG acquisition contingent consideration, subject to reduction for any post-closing balance sheet adjustments and any claims for indemnification, and includes the portion of the contingent consideration that will be funded by Riverwood Capital L.P., who has an indirect, non-controlling equity interest in ALOG. As of September 30, 2013, we accrued approximately $1.3 million of ALOG acquisition contingent consideration.

In connection with certain of our leases and other contracts requiring deposits, we entered into 17 irrevocable letters of credit totaling $31.7 million under the senior revolving credit line. These letters of credit were provided in lieu of cash deposits under the senior revolving credit line. If the landlords for these IBX leases decide to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the senior revolving credit line. These contingent commitments are not reflected in the table above.

We had accrued liabilities related to uncertain tax positions totaling approximately $24.4 million as of September 30, 2013. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.

Primarily as a result of our various IBX data center expansion projects, as of September 30, 2013, we were contractually committed for $136.1 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2013 and thereafter, is reflected in the table above as “other contractual commitments.”

We had other non-capital purchase commitments in place as of September 30, 2013, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2013 and beyond. Such other purchase commitments as of September 30, 2013, which total $213.8 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $130.0 million to $170.0 million, in addition to the $136.1 million in contractual commitments discussed above as of September 30, 2013, in our various IBX data center expansion projects during 2013 and thereafter in order to complete the work needed to open these IBX data centers. These non-contractual capital expenditures are not reflected in the table above. If we so choose, whether due to economic factors or other considerations, we could delay these non-contractual capital expenditure commitments to preserve liquidity.

In October 2013, we completed the purchase of a property located in Frankfurt, Germany for gross consideration of approximately $90.7 million, which is referred to as the Frankfurt Kleyer 90 carrier hotel acquisition. A portion of the building was leased to us and was being used by us as our Frankfurt 5 IBX data center. The remainder of the building was leased by other parties, which became our tenants upon closing. The Frankfurt Kleyer 90 carrier hotel acquisition will be accounted for using the acquisition method of accounting in accordance with the accounting standard for business combinations. The preliminary purchase price allocation for the Frankfurt Kleyer 90 carrier hotel acquisition is not currently available as the appraisals necessary to assess fair values of assets acquired and liabilities assumed are not yet complete.

In November 2013, ALOG executed a 60.0 million Brazilian real credit facility agreement, or approximately $27.0 million. The credit facility has a five-year term with semi-annual principal payments beginning in the third year of its term and quarterly interest payments during the entire term. The credit facility bears an interest rate of 2.25% above the local borrowing rate. ALOG expects to receive the proceeds from the credit facility upon satisfaction of certain conditions.

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

While there have been no significant changes in our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the nine months ended September 30, 2013 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2012, the U.S. dollar strengthened relative to certain of the currencies of the foreign countries in which we operate during the nine months ended September 30, 2013. This has significantly impacted our consolidated financial position and results of operations during this period, including the amount of revenue that we reported. Continued strengthening or weakening of the U.S. dollar will continue to have a significant impact to us in future periods.

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

None

Item 1A.	Risk Factors

In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business and us:

Risks Related to REIT Conversion

Although we have chosen to pursue conversion to a REIT, we may not be successful in converting to a REIT effective January 1, 2015, or at all.

In September 2012, our board of directors approved a plan for us to convert to a REIT. There are significant implementation and operational complexities to address before we can timely convert to a REIT, including obtaining a favorable PLR from the U.S. Internal Revenue Service (the “IRS”), completing internal reorganizations, modifying accounting, information technology and real estate systems, receiving stockholder approvals and making required stockholder payouts. Even if we are able to satisfy the existing REIT requirements or any future REIT requirements, the tax laws, regulations and interpretations governing REITs may change at any time in ways that could be disadvantageous to us.

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

Even if we convert to a REIT and elect REIT status, we cannot provide assurance that our stockholders will experience benefits attributable to our qualification and taxation as a REIT, including our ability to reduce our corporate level U.S. federal income tax through distributions to stockholders and to make regular distributions to stockholders. The realization of the anticipated benefits to stockholders will depend on numerous factors, many of which are outside our control. In addition, future cash distributions to stockholders will depend on our cash flows, as well as the impact of alternative, more attractive investments as compared to dividends.

We may not qualify or remain qualified as a REIT.

Although we plan to operate in a manner consistent with the REIT qualification rules if we convert to a REIT, we cannot provide assurance that we will, in fact, qualify as a REIT or remain so qualified. REIT qualification involves the application of highly technical and complex provisions of the Code to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of these provisions.

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

In the course of our communications with the IRS relating to our PLR request, the IRS informed us that it has convened an internal working group to study the current legal standards the IRS uses to define “real estate” for purposes of the REIT provisions of the Code and that, pending the completion of the study, the IRS is unlikely to issue PLRs on what constitutes real estate for REIT purposes. It is our understanding that the IRS intends to determine if any changes or refinements should be made to those current legal standards. We cannot predict when the IRS working group will complete its study, what the outcome of the study will be, or how that outcome will impact us and our stockholders. We believe, based on both existing legal precedent and the fact that other data center companies currently operate as REITs, that our data center assets constitute real estate for REIT purposes.

Complying with REIT qualification requirements may limit our flexibility or cause us to forego otherwise attractive opportunities.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our common stock. For example, under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more of our TRSs, and other nonqualifying assets. This limitation may affect our ability to make large investments in other non-REIT qualifying operations or assets. In addition, in order to maintain qualification as a REIT, annually we will be required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. Even if we maintain our qualification as a REIT, we will be subject to U.S. federal income tax at regular corporate rates for our undistributed REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, as well as U.S. federal income tax at regular corporate rates for income recognized by our TRSs. Because of these distribution requirements, we will likely not be able to fund future capital needs and investments from operating cash flow. As such, compliance with REIT tests may hinder our ability to make certain attractive investments, including the purchase of significant nonqualifying assets and the material expansion of non-real estate activities.

There are uncertainties relating to our estimate of our undistributed E&P Distribution, as well as the timing of such E&P distribution and the percentage of common stock and cash we may distribute.

We have provided an estimated range of the E&P distribution. We are in the process of conducting a study of our pre-REIT accumulated earnings and profits as of the close of our 2012 taxable year using our historic tax returns and other available information. This is a very involved and complex study, which is not yet complete, and the actual results of the study relating to our pre-REIT accumulated earnings and profits as of the close of our 2012 taxable year may be materially different from our current estimates. In addition, the estimated range of our E&P distribution is based on our projected taxable income for our 2013 and 2014 taxable years and our current business plans and performance, but our actual earnings and profits (and the actual E&P distribution) will vary depending on, among other items, the timing of certain transactions, our actual taxable income and performance for 2013 and 2014 and possible changes in legislation or tax rules and IRS revenue procedures relating to distributions of earnings and profits. For these reasons and others, our actual E&P distribution may be materially different from our estimated range.

We anticipate distributing a significant portion of the E&P distribution before 2015, with the balance distributed in 2015, but the timing of the planned E&P distribution, which may or may not occur, may be affected by potential tax law changes, the completion of various phases of the REIT conversion process and other factors beyond our control.

We also anticipate paying up to 20% of the E&P distribution in the form of cash and at least 80% in the form of common stock. We may in fact decide, based on our cash flows and strategic plans, IRS revenue procedures relating to distributions of earnings and profits, leverage and other factors, to pay these amounts in a different mix of cash and common stock.

We may restructure or issue debt or raise equity to satisfy our E&P distribution and other conversion costs.

Depending on the ultimate size and timing of the E&P distribution and the cash outlays associated with our conversion to a REIT, we may restructure or issue debt and/or issue equity to fund these disbursements, even if the then-prevailing market conditions are not favorable for these transactions. Whether we issue equity, at what price and amount and other terms of any such issuances will depend on many factors, including alternative sources of capital, our then existing leverage, our need for additional capital, market conditions and other factors beyond our control. If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing stockholders may be reduced. In addition, new equity securities or convertible debt securities could have rights, preferences, and privileges senior to those of our current stockholders, which could substantially decrease the value of our securities owned by them. Depending on the share price we are able to obtain, we may have to sell a significant number of shares in order to raise the capital we deem necessary to execute our long-term strategy, and our stockholders may experience dilution in the value of their shares as a result. Furthermore, satisfying our E&P distribution and other conversion costs may increase the financing we need to fund capital expenditures, future growth and expansion initiatives. As a result, our indebtedness could increase. See “Other Risks” for further information regarding our substantial indebtedness.

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

Over the last several years, we have completed several acquisitions, including that of Switch & Data Facilities Company, Inc. (“Switch and Data”) in 2010, ALOG Data Centers do Brasil S.A. in 2011 and Asia Tone Limited and ancotel GmbH in 2012 along with an acquisition of a Dubai IBX data center in 2012. We may make additional acquisitions in the future, which may include (i) acquisitions of businesses, products, services or technologies that we believe to be complementary, (ii) acquisitions of new IBX data centers or real estate for development of new IBX data centers or (iii) acquisitions through investments in local data center operators. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, including:

•	the possible disruption of our ongoing business and diversion of management’s attention by acquisition, transition and integration activities;

•	our potential inability to successfully pursue or realize some or all of the anticipated revenue opportunities associated with an acquisition or investment;

•	the possibility that we may not be able to successfully integrate acquired businesses, or businesses in which we invest, or achieve anticipated operating efficiencies or cost savings;

•	the possibility that announced acquisitions may not be completed, due to failure to satisfy the conditions to closing or for other reasons;

•	the dilution of our existing stockholders as a result of our issuing stock in transactions, such as our acquisition of Switch and Data, where 80% of the consideration payable to Switch and Data’s stockholders consisted of shares of our common stock;

•	the possibility of customer dissatisfaction if we are unable to achieve levels of quality and stability on par with past practices;

•	the possibility that our customers may not accept either the existing equipment infrastructure or the “look-and-feel” of a new or different IBX data center;

•	the possibility that additional capital expenditures may be required or that transaction expenses associated with acquisitions may be higher than anticipated;

•	the possibility that required financing to fund an acquisition may not be available on acceptable terms or at all;

•	the possibility that we may be unable to obtain required approvals from governmental authorities under antitrust and competition laws on a timely basis or at all, which could, among other things, delay or prevent us from completing an acquisition, limit our ability to realize the expected financial or strategic benefits of an acquisition or have other adverse effects on our current business and operations;

•	the possible loss or reduction in value of acquired businesses;

•	the possibility that future acquisitions may present new complexities in deal structure, related complex accounting and coordination with new partners;

•	the possibility that future acquisitions may be in geographies and regulatory environments, to which we are unaccustomed;

•	the possibility that carriers may find it cost-prohibitive or impractical to bring fiber and networks into a new IBX data center;

•	the possibility of litigation or other claims in connection with, or as a result of, an acquisition, including claims from terminated employees, customers, former stockholders or other third parties; and

•	the possibility of pre-existing undisclosed liabilities, including, but not limited to, lease or landlord related liability, environmental liability or asbestos liability, for which insurance coverage may be insufficient or unavailable.

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

We have a significant amount of debt. Notwithstanding our intention to become adjusted free cash flow positive in 2013, excluding REIT-related cash costs and tax liabilities, we may not achieve such goal and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, the E&P distribution or the other cash outlays associated with conversion to a REIT. As of September 30, 2013, our total indebtedness was approximately $4.0 billion, our stockholders’ equity was $2.5 billion and our cash and investments totaled $1.2 billion. In addition, as of September 30, 2013, we had approximately $521.0 million of additional liquidity available to us as a result of a $750.0 million credit facility agreement entered into with a group of lenders in the U.S. Some of our debt contains covenants which may limit our operating flexibility. In addition to our substantial debt, we lease a majority of our IBX data centers and certain equipment under non-cancellable lease agreements, the majority of which are accounted for as operating leases. As of September 30, 2013, our total minimum operating lease commitments under those lease agreements, excluding potential lease renewals, was approximately $874.5 million, which represents off-balance sheet commitments.

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

The varying pace of global economic recovery continues to create uncertainty and unpredictability and add risk to our future outlook. If an agreement on expanding the U.S. national debt ceiling or on U.S. government spending is not reached in a timely manner in early 2014, the U.S. could default on its obligations which would impact the U.S. and other economies. Sovereign debt issues and economic uncertainty in Europe and around the world raise concerns in markets where we operate and which are important to our business. Issues in Europe, such as increased Euro currency exchange rate volatility, the negative impact of the crisis and related austerity measures on European economic growth, potential negative spillover effects to additional countries in Europe and the rest of the world, the possibility that one or more countries may leave the Euro zone and re-introduce their individual currencies, and, in more extreme circumstances, the possible dissolution of the Euro currency, could be disruptive to our operations. A global economic downturn could also result in churn in our customer base, reductions in revenues from our offerings, longer sales cycles, slower adoption of new technologies and increased price competition, adversely affecting our liquidity. The uncertain economic environment could also have an impact on our foreign exchange forward contracts if our counterparties’ credit deteriorates further or they are otherwise unable to perform their obligations. Finally, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.

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

Changes in U.S. or foreign tax laws, regulations, or interpretations thereof, including changes to tax rates, may adversely affect our financial statements and cash taxes.

We are a U.S. company with global subsidiaries and are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no certainty that additional taxes will not be due upon audit of our tax returns or as a result of changes to the tax laws and interpretations thereof. The U.S. Congress as well as the governments of many of the countries in which we operate are actively discussing changes to the corporate recognition and taxation of worldwide income. The nature and timing of any changes to each jurisdictions’ tax laws and the impact on our future tax liabilities cannot be predicted with any accuracy but could materially and adversely impact our results of operations and financial position including cash flows.

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

We are currently making significant investments in our back office information technology systems, including those surrounding the customer experience from initial quote to customer billing, and upgrading our worldwide financial application suite. Difficulties, distractions or disruptions to these efforts may interrupt our normal operations and adversely affect our business and operating results.

Commencing in 2012 we began a significant project to overhaul our back office systems that support the customer experience from initial quote to customer billing. Additionally, commencing in 2013, we began to devote significant resources to the upgrade of our worldwide financial application suite from Oracle’s version 11i to R12. Both projects will continue into 2014. Oracle has already begun to discontinue its support for our current business application suite. As a result of that discontinued support and our continued work on these projects, we may experience difficulties with our systems, management distraction, and significant business disruptions. Difficulties with our systems may interrupt our ability to accept and deliver customer orders and impact our overall financial operations, including our accounts payable, accounts receivables, general ledger, close processes, internal financial controls, and our ability to otherwise run and track our business. We may need to expend significant attention, time and resources to correct problems or find alternative sources for performing these functions. Such significant investments in our back office systems may take longer to complete and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and there is a risk of an impairment charge if we decide that portions of these projects will not ultimately benefit the company or are de-scoped. Any such difficulty or disruption may adversely affect our business and operating results.

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

We must continue to identify, hire, train and retain IT professionals, technical engineers, operations employees, and sales, marketing, finance and senior management personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required for our company to grow. There is a shortage of qualified personnel in these fields, and we compete with other companies for the limited pool of talent. The failure to recruit and retain necessary personnel, including, but not limited to, members of our executive team, could harm our business and our ability to grow our company.

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

In addition, in May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued a new version of its internal control framework, which will be deemed by COSO to supersede the 1992 version of the framework effective December 15, 2014. We have not developed our plan for transition to application of the 2013 edition of the framework to our assessment of our internal control over financial reporting. It is possible that during the course of the transition to the new framework and its application to our assessment of our internal controls, we may determine that deficiencies exist in our internal controls, possibly rising to the level of material weakness. Such an occurrence, or a failure to effectively remedy such a deficiency, could harm investor confidence in the accuracy and timeliness of our financial reports and negatively impact the market price of our common stock.

If we cannot effectively manage our international operations, and successfully implement our international expansion plans, our revenues may not increase and our business and results of operations would be harmed.

For the years ended December 31, 2012, 2011 and 2010, we recognized approximately 44%, 41% and 38%, respectively, of our revenues outside the U.S. For the nine months ended September 30, 2013, we recognized 46% of our revenues outside the U.S. We currently operate outside of the U.S. in Canada, Brazil, EMEA and Asia-Pacific.

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

Some customers have increased their use of high power density equipment, such as blade servers, in our IBX data centers which has increased the demand for power on a per cabinet basis. Because many of our IBX data centers were built a number of years ago, the current demand for power may exceed the designed electrical capacity in these centers. As power, not space, is a limiting factor in many of our IBX data centers, our ability to fully utilize those IBX data centers may be limited. The ability to increase the power capacity of an IBX data center, should we decide to, is dependent on several factors including, but not limited to, the local utility’s ability to provide additional power; the length of time required to provide such power; and/or whether it is feasible to upgrade the electrical infrastructure of an IBX data center to deliver additional power to customers. Although we are currently designing and building to a higher power specification than that of many of our older IBX data centers, there is a risk that demand will continue to increase and our IBX data centers could become underutilized sooner than expected.

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

As of September 30, 2013, our accumulated deficit was $81.6 million. Although we have generated net income for each fiscal year since 2008, which was our first full year of net income since our inception, we are also currently investing heavily in our future growth through the build out of multiple additional IBX data centers and IBX data center expansions as well as acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial crisis may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

The presence of diverse telecommunications carriers’ fiber networks in our IBX data centers is critical to our ability to retain and attract new customers. We are not a telecommunications carrier, and as such, we rely on third parties to provide our customers with carrier services. We believe that the availability of carrier capacity will directly affect our ability to achieve our projected results. We rely primarily on revenue opportunities from the telecommunications carriers’ customers to encourage them to invest the capital and operating resources required to connect from their centers to our IBX data centers. Carriers will likely evaluate the revenue opportunity of an IBX data center based on the assumption that the environment will be highly competitive. We cannot provide assurance that each and every carrier will elect to offer its services within our IBX data centers or that once a carrier has decided to provide Internet connectivity to our IBX data centers that it will continue to do so for any period of time.

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

We may be subject to securities class action and other litigation, which may harm our business and results of operations.

We may be subject to securities class action or other litigation. For example, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Litigation can be lengthy, expensive, and divert management’s attention and resources. Results cannot be predicted with certainty and an adverse outcome in litigation could result in monetary damages or injunctive relief that could seriously harm our business, results of operations, financial condition or cash flows.

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

Various laws and governmental regulations, both in the U.S. and abroad, governing Internet related services, related communications services and information technologies remain largely unsettled, even in areas where there has been some legislative action. For example, the Federal Communications Commission is considering proposed Internet rules and regulation of broadband that may result in material changes in the regulations and contribution regime affecting us and our customers. Likewise, as part of a review of the current equity market structure, the Securities and Exchange Commission and the Commodity Futures Trading Commission have both sought comments regarding the regulation of independent data centers, such as us, which provide colocation for financial markets and exchanges. The CFTC is also considering regulation of companies that use automated and high-frequency trading systems. Any such regulation may ultimately affect our provision of offerings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/14/11	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/11/13	3.1

3.4	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.5	Amended and Restated Bylaws of the Registrant.	8-K	6/11/13	3.2

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

4.2	Indenture dated September 26, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	9/26/07	4.4

4.3	Form of 3.00% Convertible Subordinated Note Due 2014 (see Exhibit 4.2).

4.4	Indenture dated June 12, 2009 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/12/09	4.1

4.5	Form of 4.75% Convertible Subordinated Note Due 2016 (see Exhibit 4.4).

4.6	Indenture dated July 13, 2011 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	7/13/11	4.1

4.7	Form of 7.00% Senior Note due 2021 (see Exhibit 4.6)	8-K	7/13/11	4.2

4.8	Indenture for the 2020 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/13	4.1

4.9	Form of 4.875% Senior Note due 2020 (see Exhibit 4.8)	8-K	3/5/13	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

4.10	Indenture for the 2023 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/13	4.3

4.11	Form of 5.375% Senior Note due 2023 (see Exhibit 4.10)	8-K	3/5/13	4.4

10.1	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99	10.5

10.2	2000 Equity Incentive Plan, as amended.	10-Q	3/31/12	10.2

10.3	2000 Director Option Plan, as amended.	10-K	12/31/07	10.4

10.4	2001 Supplemental Stock Plan, as amended.	10-K	12/31/07	10.5

10.5	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	S-8 (File No. 333-186873)	2/26/13	99.1

10.6	Letter Agreement, dated April 22, 2008, by and between Eric Schwartz and Equinix Operating Co., Inc.	10-Q	6/30/08	10.34

10.7	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/08	10.31

10.8	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/08	10.32

10.9	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.33

10.10	Severance Agreement by and between Peter Ferris and Equinix, Inc. dated December 17, 2008.	10-K	12/31/08	10.34

10.11	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.35

10.12	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.13	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.2

10.14	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.3

10.15	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.4

10.16	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.5

10.17	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.6

10.18	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.7

10.19	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.8

10.20	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.9

10.21	Addendum to international assignment letter agreement by and between Eric Schwartz and Equinix Operating Co., Inc., dated February 17, 2010.	10-Q	3/31/10	10.42

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.22	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company, Inc.	2/5/07	10.9

10.23	Offer Letter from Equinix, Inc. to Charles Meyers dated September 28, 2010.	10-Q	9/30/10	10.40

10.24	Restricted Stock Unit Agreement for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	9/30/10	10.41

10.25	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30, 2010.	10-Q	9/30/10	10.42

10.26	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Ferris, Meyers, Smith, Taylor and Van Camp.	10-K	12/31/10	10.33

10.27	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.	10-K	12/31/10	10.34

10.28	Form of Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/11	10.34

10.29	Form of Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/11	10.35

10.30*	English Translation of Shareholders Agreement, dated as of April 25, 2011, among Equinix South America Holdings, LLC, RW Brasil Fundo de Investimento em Participaçðes and Zion RJ Participaçðes S.A., and, for the limited purposes set forth therein, Sidney Victor da Costa Breyer, Antonio Eduardo Zago de Carvalho, Equinix, Inc.,	10-Q	6/30/11	10.36

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

	Riverwood Capital L.P., Riverwood Capital Partners L.P. and Riverwood Capital Partners (Parallel – A) L.P.

10.31	Lease Agreement between 2020 Fifth Avenue LLC and Switch & Data WA One LLC, dated October 13, 2011.	10-Q	9/30/11	10.37

10.32	Form of 2012 Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/12	10.38

10.33	Form of 2012 Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/12	10.39

10.34	Form of 2012 TSR Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/12	10.40

10.35	Form of 2012 TSR Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/12	10.41

10.36	Credit Agreement, by and among Equinix, Inc., as borrower, Equinix Operating Co., Inc., Equinix Pacific, Inc., Switch & Data Facilities Company, Inc., Switch & Data Holdings, Inc. and Equinix Services, Inc., as guarantors, the Lenders (defined therein), Bank of America, N.A., as administrative agent, a Lender and L/C issuer, Wells Fargo Bank, National Association, as syndication agent, the Co-Documentation Agents (defined therein) and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole book manager, dated June 28, 2012.	10-Q	6/30/12	10.39

10.37	English Translation of Shareholders’ Agreement, dated as of October 31, 2012, among Equinix South America Holdings, LLC, RW Brasil Fundo de Investimento em Participações, Sidney Victor da Costa Breyer and Antonio Eduardo Zago de Carvalho, and as intervening party, Alog Soluções de	10-K	12/31/12	10.39

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

	Tecnologia em Informática s.a., and, for the limited purposes set forth herein, Equinix, Inc., Riverwood Capital L.P., Riverwood Capital Partners L.P., Riverwood Capital Partners (Parallel – A) L.P. and Riverwood Capital Partners (Parallel – B) L.P.

10.38	Lease Agreement, by and between 271 Front Inc. and Equinix Canada Ltd., dated November 30, 2012.	10-K	12/31/12	10.40

10.39	Indemnity Agreement, by Equinix, Inc. in favor of 271 Front Inc., dated November 30, 2012.	10-K	12/31/12	10.41

10.40	International Long-Term Assignment Extension Letter, by and between Equinix Operating Co., Inc. and Eric Schwartz, dated December 21, 2012.	10-K	12/31/12	10.42

10.41	Third Amendment to Credit Agreement by and among Equinix, Inc., the lenders party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer thereunder, dated as of February 27, 2013.	8-K	3/5/13	10.1

10.42	Offer Letter from Equinix, Inc. to Sara Baack dated July 31, 2012.	10-Q	3/31/13	10.42

10.43	Restricted Stock Unit Agreement for Sara Baack under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/13	10.43

10.44	Change in Control Severance Agreement by and between Sara Baack and Equinix, Inc. dated July 31, 2012.	10-Q	3/31/13	10.44

10.45	Equinix, Inc. 2013 Incentive Plan.	10-Q	3/31/13	10.45

10.46	Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/13	10.46

10.47	Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/13	10.47

10.48	Form of TSR Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/13	10.48

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.49	Form of TSR Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/13	10.49

10.50	Agreement to Develop and Lease, by and between Equinix Singapore Pte Ltd and Mapletree Industrial Trust, dated March 27, 2013.	10-Q	3/31/13	10.50

10.51	International Long-Term Assignment Letter by and between Equinix, Inc. and Eric Schwartz, dated May 21, 2013.	10-Q	6/30/13	10.51

10.52	Fourth Amendment, Consent, Limited Release and Substitution Agreement to Credit Agreement by and among Equinix, Inc., the lenders party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer thereunder, dated as of May 31, 2013.	10-Q	6/30/13	10.52

10.53	Fifth Amendment to Credit Agreement by and among Equinix, Inc., the lenders party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer thereunder, dated as of September 26, 2013.				X

10.54	Employment Agreement by and between Equinix (EMEA) B.V. and Eric Schwartz, dated as of August 7, 2013.				X

10.55	Restricted Stock Unit Agreement dated August 14, 2013 for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.				X

18.2	Preferable Accounting Principles Letter from Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm, dated April 24, 2013.	10-Q	3/31/13	18.2

21.1	Subsidiaries of Equinix, Inc.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Document.				X

101.DEF	XBRL Taxonomy Extension Definition Document.				X

101.LAB	XBRL Taxonomy Extension Labels Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Document.				X

*	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Equinix’s application for confidential treatment.

EQUINIX, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.

Date: November 12, 2013

	By:	/S/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.53	Fifth Amendment to Credit Agreement by and among Equinix, Inc., the lenders party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer thereunder, dated as of September 26, 2013.

10.54	Employment Agreement by and between Equinix (EMEA) B.V. and Eric Schwartz, dated as of August 7, 2013.

10.55	Restricted Stock Unit Agreement dated August 14, 2013 for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.

21.1	Subsidiaries of Equinix, Inc.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Labels Document.

101. PRE	XBRL Taxonomy Extension Presentation Document.