Form 10-K
period 2013-12-31
EQUINIX INC
filed 2014-02-28
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes     ☒   No

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $9.1 billion. As of January 31, 2014, a total of 49,403,798 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s 2014 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2013. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be a part of this report on Form 10-K.

EQUINIX, INC.

FORM 10-K

DECEMBER 31, 2013

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

Overview

Equinix, Inc. connects more than 4,500 companies directly to their customers and partners inside the world’s most networked data centers. Today, businesses leverage the Equinix interconnection platform in 32 strategic markets across the Americas, Europe, Middle East and Africa (EMEA) and Asia-Pacific.

Platform Equinix™ combines a global footprint of state-of-the-art International Business Exchange® (IBX®) data centers, a variety of interconnection opportunities and unique ecosystems. Together these components accelerate business growth for Equinix’s customers by safehousing their infrastructure and applications closer to users, enabling them to improve performance with cost effective and scalable interconnections, work with vendors to deploy new technologies such as cloud computing and to collaborate with the widest variety of partners and customers.

Equinix’s platform offers these unique value propositions to customers:

•	Global Data Centers

•	A broad footprint of 95+ IBX data centers in 15 countries on 5 continents.

•	More than $7.0 billion of capital invested in capacity, new markets and acquisitions since 1998.

•	Equinix delivered more than 99.999% of uptime across its footprint in 2013.

•	Connected

•	More than 975 networks and approximately 128,000 cross connects in Equinix sites.

•	Equinix provides less than 10 milliseconds latency to over 90 percent of the population of North America and Europe, as well as key population centers throughout Latin America and Asia-Pacific.

•	Partners, Customers and Prospects

•	Equinix sites house a blue-chip customer base of 4,500+ global businesses.

•	These customers represent a who’s who of network, digital media, financial services, cloud/IT and enterprise leaders.

•	Opportunity

•	Equinix data centers contain a dynamic marketplace for communications services, interconnecting businesses, networks, carriers and content providers to potential suppliers, customers and partners.

•	More than 4,500+ potential partners to deploy world-class solutions.

Equinix has established a critical mass of customers that continues to drive new and existing customer growth and bookings. Our network-neutral business model also contributes to our success in the market. We offer customers direct interconnection to an aggregation of bandwidth providers, rather than focusing on selling a particular network. The providers in our sites include the world’s top carriers, Internet Service Providers (ISPs), broadband access networks (DSL / cable) and international carriers. Neutrality also means our customers can choose to buy from, or partner with, leading companies across our five targeted verticals. These include:

•	Network and Mobility Providers (AT&T, British Telecom, Comcast, Level 3 Communications, NTT, SingTel, Syniverse, Verizon Business)

•	Cloud and IT Services (Accenture, Amazon Web Services, Box.net, Carpathia, NetApp, Microsoft, Salesforce.com, Voxel.net, Cisco, WebEx)

•	Content Providers (eBay, DIRECTV, Facebook, Hulu, LinkedIn, Priceline, Yahoo!, Zynga)

•	Enterprise (Bechtel, Booz Allen Hamilton, Deloitte, The GAP, Ingram Micro, Katten Muchin Rosenman LLP, McGraw-Hill, United Stationers Inc.)

•	Financial Companies (ACTIV Financial, Bloomberg, Chicago Board Options Exchange, DirectEdge, JP Morgan Chase, Quantlab Financial, NASDAQ OMX NLX, NYSE Technologies, Thomson Reuters)

Equinix generates revenue by providing colocation and related interconnection and managed IT infrastructure offerings on a global platform of 95+ IBX data centers.

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

•

The adoption of cloud computing technology services, including the growth of enterprise applications delivered across communications networks, such as Software-as-a-Service (SaaS), and disaster recovery services.

•

The financial services market is experiencing tremendous growth due to electronic trading and the increased volume of peak messages (transactions per second), requiring optimized data exchange through business ecosystems.

•

The growth of “proximity communities” that rely on immediate physical colocation and interconnection with their strategic partners and customers, such as financial exchange ecosystems for electronic trading and settlement and ecosystems for real-time bidding and fulfillment of Internet advertising.

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

The interconnection model has further evolved over the years to include new offerings. Starting with the peering and network communities, interconnection has since been used for new network services including carrier Ethernet, multiprotocol label switching (MPLS), virtual private networks (VPNs) and mobility services, in addition to traditional international private line and voice services. The industry continues to evolve with a set of new offerings where interconnection is often used to solve the network-to-network interconnection challenges.

In addition, the enterprise customer segment is also evolving. In the past, most enterprises opted to keep their data center requirements in house. However, current trends are leading more and more enterprise CIOs to either outsource their data center requirements, and/or extend their corporate wide area networks (WANs) into carrier-neutral colocation facilities. The combination of globalization, the proliferation of bandwidth intensive Internet-facing applications and rich media content, the need to provide access to cloud computing environments, business continuity and disaster recovery needs, plus tight corporate IT budgets mean that enterprise CIOs must do more with less. Industry analysts forecast growth in the colocation market to be approximately 10% per year over the next four years.

Equinix Value Proposition

More than 4,500 companies, including a diversified mix of cloud and IT service providers, content providers, enterprises, financial companies, and network and mobility service providers, currently operate within Equinix IBX data centers. These companies derive specific value from the following elements of the Equinix service offering:

•	Comprehensive global solution: With 95+ IBX data centers in 32 markets in the Americas, EMEA and Asia-Pacific, Equinix offers a consistent global solution.

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

•

Improved economics: Customers seeking to outsource their data center operations rather than build their own capital-intensive data centers enjoy significant capital cost savings. Customers also benefit from improved economics on account of the broad access to networks that Equinix provides. Rather than purchasing costly local loops from multiple transit providers, customers can connect directly to more than 975 networks inside Equinix’s IBX data centers.

•

Leading insight: With more than 15 years of industry experience, Equinix has a specialized staff of industry experts and solutions architects who helped build and shape the interconnection infrastructure of the Internet. This specialization and industry knowledge base offer customers a unique consultative value and a competitive advantage.

Our Strategy

Our objective is to expand our global leadership position as the premier network neutral data center platform for cloud and IT services providers, content providers, financial companies, enterprises and network and mobility services providers. Key components of our strategy include the following:

Improve customer performance through interconnection. We have assembled a critical mass of premier network providers and content companies and have become one of the core hubs of the information-driven world. This critical mass is a key selling point for companies that want to connect with a diverse set of networks to provide the best connectivity to their end-customers and network companies that want to sell bandwidth to companies and interconnect with other networks in the most efficient manner available. Currently, we house more than 975 unique networks, including all of the top tier networks, allowing our customers to directly interconnect with providers that best meet their unique global and regional price and performance needs. We have a growing mass of key players in cloud and IT services, such as Accenture, Amazon Web Services, AT&T, Microsoft Azure and Salesforce.com, and in the enterprise and financial sectors, such as Bechtel, Bloomberg, Chicago Board of Trade, The GAP, McGraw-Hill, and others. We expect these segments will continue to grow as they seek to leverage our critical mass of network providers and interconnect directly with each other to improve performance.

Streamline ease of doing business globally. Data center reliability, power availability and network choice are the most important attributes considered by our customers when they are choosing a data center provider in a particular location. We have long been recognized as a leader in these areas and our performance continues to improve against these criteria. Our power infrastructure delivered 99.999% uptime globally in 2013.

In 2013, more than half of our revenue came from customers with deployments across two or more of our global regions, and as globalization continues, seamless global solutions will become an increasingly important data center selection criteria. We continue to focus on strategic acquisitions to expand our market coverage and on global product standardization, pricing and contracts harmonization initiatives to meet these global demands.

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

Expand vertical go-to-market plan. We plan to continue to focus our go-to-market efforts on customer segments and business applications that appreciate the Equinix value proposition of reliability, global reach and ecosystem collaboration opportunities. Today we have identified these segments as cloud services, content and digital media, financial services, enterprises and IT services and network and mobility service providers. As digital business evolves, we will continue to identify and focus our go-to-market efforts on industry segments that need our value proposition.

Accelerate global reach and scale. We continue to evaluate expansion opportunities in select markets based on customer demand. In 2013, we acquired the Kleyer 90 carrier hotel in Frankfurt to consolidate our position in one of Europe’s key communications hubs. We entered the Osaka, Japan market with a new data center that provides geographic redundancy within the Japanese market. We also added capacity across our global footprint with a second data center in Seattle, an eleventh in Northern Virginia, a fifth in Zurich, a fourth in Tokyo, a second in Rio de Janeiro and a major expansion in Singapore.

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

Our Customers

Our customers include carriers, mobility and other bandwidth providers, cloud and IT services providers, content providers, financial companies and global enterprises. We provide each customer access to a choice of business partners and solutions based on their colocation, interconnection and managed IT service needs. As of December 31, 2013, we had more than 4,500 customers worldwide.

Typical customers in our five key customer categories include the following:

Cloud and IT Services	Content Providers	Enterprise	Financial Companies	Network and Mobility Services

Accenture	eBay	Bechtel	ACTIV Financial	AT&T

Amazon Web Services	DIRECTV	Booz Allen Hamilton	Bloomberg	BT

Box.net	Facebook	Deloitte	Chicago Options Board Exchange	Comcast

Carpathia	Hulu	The GAP Ingram Micro	DirectEdge	Level 3 Communications

Microsoft NetApp	LinkedIn Priceline	Katten Muchin Rosenman LLP	NASDAQ OMX NLX NYSE Technologies	NTT

Salesforce.com	Tencent	McGraw-Hill	JP Morgan Chase	SingTel

Voxel.net Cisco WebEx	Yahoo! Zynga	United Stationers Inc.	Quantlab Financial Thomson Reuters	Syniverse Verizon Business

Customers typically sign renewable contracts of one or more years in length. No single customer accounted for 10% or more of our revenues for the years ended December 31, 2013, 2012 and 2011.

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

Internet Connectivity Services. Customers who are installing equipment in our IBX data centers generally require IP connectivity or bandwidth services. Although many large customers prefer to contract directly with carriers, we offer customers the ability to contract for these services through us from any of the major bandwidth providers in that data center. This service, which is provided in our Asia-Pacific and EMEA regions, is targeted to customers who require a single bill and a single point of support for their entire contract through Equinix for their bandwidth needs. Internet connectivity services are priced with an initial installation fee and an ongoing monthly recurring charge based on the amount of bandwidth committed.

Ethernet Exchange Services. The Ethernet Exchange offering is similar to the Equinix Internet Exchange, and we offer it in 17 markets so that customers can connect via a central switching fabric to interconnect between multiple Carrier Ethernet Providers rather than creating individual Network to Network interfaces (NNIs) between individual carriers. The offering builds on the benefits of the Internet community and extends the ability to interconnect to the high growth Ethernet industry. The offering is priced per IBX data center with an initial fee and a monthly recurring charge.

Managed IT Infrastructure Services

With the continued growth in Internet traffic, networks, cloud providers, service providers, enterprises and content providers are challenged to deliver fast and reliable service, while lowering costs. With more than 975 Internet Service Providers (ISPs), fixed and mobile carriers located in our IBX data centers, we leverage the value of network choice with our set of multi-network management and other outsourced IT services, including:

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

Sales and Marketing

Sales. We use a direct sales force and channel marketing program to market our offerings to global enterprises, content providers, financial companies and mobility and network service providers. We organize our sales force by customer type as well as by establishing a sales presence in diverse geographic regions, which enables efficient servicing of the customer base from a network of regional offices. In addition to our worldwide headquarters located in Silicon Valley, we have established an Asia-Pacific regional headquarters in Hong Kong, and a European regional headquarters in Amsterdam. Our Americas sales offices are located in Boston, Chicago, Los Angeles, New York, Reston, Virginia and Silicon Valley, and sales offices in Brazil operate out of data centers in Sao Paulo and Rio de Janeiro. Our EMEA sales offices are located in Amsterdam, Dubai, Dusseldorf, Enschede, Frankfurt, Geneva, London, Munich, Paris, Zurich, and Zwolle. Our Asia-Pacific sales offices are located in Beijing, Hong Kong, Jakarta, Shanghai, Singapore, Sydney and Tokyo.

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

Marketing. To support our sales efforts and to actively promote our brand in the Americas, Asia-Pacific and EMEA, we conduct comprehensive marketing programs. Our marketing strategies include active public relations and ongoing customer communications programs. Our marketing efforts are focused on major business and trade publications, online media outlets, industry events and sponsored activities. Our staff holds leadership positions in key networking organizations, and we participate in a variety of Internet, Carrier Ethernet, computer and financial industry conferences, placing our officers and employees in keynote speaking engagements at these conferences. We also regularly measure customer satisfaction levels and host key customer forums to ensure customer needs are understood and incorporated in product and service planning efforts. From a brand perspective, we build recognition through our website, sponsoring or leading industry technical forums, participating in Internet industry standard-setting bodies and through advertising and online campaigns. We continue to develop and host industry educational forums focused on peering technologies and practices for ISPs and content providers.

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

In addition to Equinix, providers that offer colocation both globally and locally include firms such as AT&T, CenturyLink, COLT, CyrusOne, Level 3 Communications, NTT and Verizon Business.

Carrier-Neutral Colocation Providers

In addition to data center space and power, colocation providers also offer interconnection. Certain of these providers, known as network or carrier-neutral colocation providers, can offer customers the choice of hundreds of network service providers, or ISPs, to choose from. Typically, customers use interconnection to buy Internet connectivity, connect VoIP telephone networks, perform financial exchange and settlement functions or perform business-to-business e-commerce. Carrier-neutral data centers are often located in key network hubs around the world like New York; Ashburn, Virginia; London; Amsterdam; Singapore and Hong Kong. Two types of data center facilities offering carrier-neutral colocation are used for many network-to-network interconnections:

•	A Meet Me Room (MMR) is typically a smaller space, generally 5,000 square feet or less, located in a major carrier hotel and often found in a wholesale data center facility.

•	A carrier-neutral data center is generally larger than an MMR and may be a stand-alone building separate from existing carrier hotels.

In addition to Equinix, other providers that we believe could be defined as offering carrier-neutral colocation include CoreSite, Global Switch, Interxion, Telecity Group, Telehouse and Telx.

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

Our Business Segment Financial Information

We currently operate in three reportable segments, comprised of our Americas, EMEA and Asia-Pacific geographic regions. Information attributable to each of our reportable segments is set forth in Note 17 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Employees

As of December 31, 2013, we had 3,500 employees. We had 1,984 employees based in the Americas, 899 employees based in EMEA and 617 employees based in Asia-Pacific. Of those employees, 1,579 were in engineering and operations, 717 were in sales and marketing and 1,204 were in management, finance and administration.

Potential Real Estate Investment Trust (“REIT”) Conversion

In September 2012, we announced that our board of directors approved a plan for Equinix to pursue conversion to a REIT. We have begun implementation of the REIT conversion, and we plan to make a tax election for REIT status for the taxable year beginning January 1, 2015. Any REIT election made by us must be effective as of the beginning of a taxable year; therefore, as a calendar year taxpayer, if we are unable to convert to a REIT by January 1, 2015, the next possible conversion date would be January 1, 2016.

If we are able to convert to and qualify as a REIT, we will generally be permitted to deduct from federal income taxes the dividends we pay to our stockholders. The income represented by such dividends would not be subject to federal taxation at the entity level but would be taxed, if at all, at the stockholder level. Nevertheless, the income of our domestic taxable REIT subsidiaries, or TRS, which will hold our U.S. operations that may not be REIT-compliant, will be subject, as applicable, to federal and state corporate income tax. Likewise, our foreign subsidiaries will continue to be subject to foreign income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRS or through qualified REIT subsidiaries, or QRS. We will also be subject to a separate corporate income tax on any gains recognized during a specified period (generally 10 years) following the REIT conversion that are attributable to “built-in” gains with respect to the assets that we own on the date we convert to a REIT. Our ability to qualify as a REIT will depend upon our continuing compliance following our REIT conversion with various requirements, including requirements related to the nature of our assets, the sources of our income and the distributions to our stockholders. If we fail to qualify as a REIT, we will be subject to federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRS operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs described above, many states do not completely follow federal rules and some may not follow them at all.

The REIT conversion implementation currently includes seeking a private letter ruling, or PLR, from the U.S. Internal Revenue Service, or IRS. Our PLR request has multiple components, and our timely conversion to a REIT will require favorable rulings from the IRS on certain technical tax issues. We submitted the PLR request to the IRS in the fourth quarter of 2012. In June 2013, we disclosed that we had been informed that the IRS had convened an internal working group to study what constitutes “real estate” for purposes of the REIT provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and that, pending the completion of the study, the IRS was unlikely to respond definitively to our pending PLR request. In November 2013, the IRS informed us that it was actively resuming work on our PLR request and would respond in due course. We do not expect that this delay will affect the timing of our plan to elect REIT status for the taxable year beginning January 1, 2015. The Company currently expects to receive a favorable PLR from the IRS during 2014 and combined with Board approval and completion of other necessary conversion actions, we would committ to a final REIT conversion plan sometime during 2014. Once the Company reaches this commitment, the financial statements for 2014 will reflect the necessary accounting adjustments including an adjustment to eliminate the U.S. deferred tax assets and liabilities balances discussed below and any tax consequences for the shareholder distributions also discussed below.

We currently estimate that we will incur approximately $75.0 to $85.0 million in costs to support the REIT conversion, in addition to related tax liabilities associated with a change in our methods of depreciating and amortizing various data center assets for tax purposes from our prior methods to current methods that are more consistent with the characterization of such assets as real property for REIT purposes. The total recapture of depreciation and amortization expenses across all relevant assets is expected to result in federal and state tax liability of approximately $360.0 to $380.0 million, which amount became and is generally payable over a four-year period starting in 2012 even if we abandon the REIT conversion for any reason, including failure to obtain a favorable PLR response. Prior to the decision to convert to a REIT, our balance sheet reflected our income tax liability as a non-current deferred tax liability. As a result of the decision to convert to a REIT, our non-current tax liability has been and will continue to be gradually and proportionally reclassified from non-current to current over the four-year period, which started in the third quarter of 2012. The current liability reflects the tax liability that relates to additional taxable income expected to be recognized within the twelve-month period from the date of the balance sheet. If the REIT conversion is successful, we also expect to incur an additional $5.0 to $10.0 million in annual compliance costs in future years. We expect to pay between $145.0 to $200.0 million in cash taxes during 2014 which includes taxes on our operations and any tax impacts required by our plan to convert to a REIT.

In accordance with tax rules applicable to REIT conversions, we expect to issue special distributions to our stockholders of undistributed accumulated earnings and profits of approximately $700.0 million to $1.1 billion (the “E&P distribution”), which we expect to pay out in a combination of up to 20% in cash and at least 80% in the form of our common stock. The estimated E&P distribution may change due to potential changes in certain factors impacting the calculations, such as finalization of the 2013 E&P amounts and the actual financial year 2014 performance of the entities to be included in the REIT structure. We expect to make the E&P distribution only after receiving a favorable PLR from the IRS, obtaining Board approval and completion of other necessary REIT conversion actions. The Company anticipates making an E&P distribution before 2015 with the balance distributed in 2015. In addition, following the completion of the REIT conversion, we intend to declare regular distributions to our stockholders.

In connection with our contemplated REIT conversion, we expect to reassess the deferred tax assets and liabilities of our U.S. operations to be included in the REIT structure during 2014 at the point in time when it is determined that all significant actions to effect the REIT conversion have occurred and we are committed to that course of action. The reevaluation will result in de-recognizing the deferred tax assets and liabilities of our REIT’s U.S. operations excluding the deferred tax liabilities associated with the depreciation and amortization recapture. The depreciation and amortization recapture is necessary as part of our REIT conversion efforts. The de-recognition of the deferred tax assets and liabilities of our REIT’s U.S. operations will occur because the expected recovery or settlement of the related assets and liabilities will not result in deductible or taxable amounts in any post-REIT conversion periods. As a result of the de-recognition of the aforementioned deferred tax assets and liabilities of our REIT’s U.S. operations and the continuing recognition of deferred tax liabilities associated with the depreciation and amortization recapture to be taxed in 2014 and 2015, we expect to record a significant tax provision expense in 2014. As of December 31, 2013, we had a net deferred tax asset of approximately $147.1 million for our U.S. operations, which includes approximately $176.0 million of deferred tax liabilities associated with the depreciation and amortization recapture.

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

In September 2012, our board of directors approved a plan for us to convert to a REIT. There are significant implementation and operational complexities to address before we can timely convert to a REIT, including obtaining a favorable PLR from the IRS, completing internal reorganizations, modifying accounting, information technology and real estate systems, receiving stockholder approvals and making required stockholder payouts. Even if we are able to satisfy the existing REIT requirements or any future REIT requirements, the tax laws, regulations and interpretations governing REITs may change at any time in ways that could be disadvantageous to us.

Additionally, several conditions must be met in order to complete the conversion to a REIT, and the timing and outcome of many of these conditions are beyond our control. For example, we cannot provide assurance that the IRS will ultimately provide us with a favorable PLR or that any favorable PLR will be received in a timely manner for us to convert successfully to a REIT as of January 1, 2015. Even if the transactions necessary to implement REIT conversion are effected, our board of directors may decide not to elect REIT status, or to delay such election, if it determines in its sole discretion that it is not in the best interests of us or our stockholders. We can provide no assurance if or when conversion to a REIT will be successful. Furthermore, the effective date of the REIT conversion could be delayed beyond January 1, 2015, in which event we could not elect REIT status until the taxable year beginning January 1, 2016, at the earliest. Failure to timely convert to a REIT or maintain REIT status could result in dissatisfaction in our stockholder base.

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

If we fail to qualify as a REIT, we still will have incurred substantial costs to support our REIT conversion and may still be subject to federal and state tax liability of approximately $360.0 to $380.0 million resulting from the recapture of depreciation and amortization expenses. If we fail to qualify as a REIT in any taxable year after the REIT conversion, we will be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates with respect to each such taxable year for which the statute of limitations remains open. In addition, we will be subject to monetary penalties for the failure. This treatment would significantly reduce our net earnings and cash flow because of our additional tax liability and the penalties for the years involved, which could significantly impact our financial condition.

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

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our common stock. For example, under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of our TRS, and other nonqualifying assets. This limitation may affect our ability to make large investments in other non-REIT qualifying operations or assets. In addition, in order to maintain qualification as a REIT, annually we will be required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. Even if we maintain our qualification as a REIT, we will be subject to U.S. federal income tax at regular corporate rates for our undistributed REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, as well as U.S. federal income tax at regular corporate rates for income recognized by our TRS. Because of these distribution requirements, we will likely not be able to fund future capital needs and investments from operating cash flow. As such, compliance with REIT tests may hinder our ability to make certain attractive investments, including the purchase of significant nonqualifying assets and the material expansion of non-real estate activities.

There are uncertainties relating to our estimate of our undistributed accumulated earnings and profits (“E&P”) distribution, as well as the timing of such E&P distribution and the percentage of common stock and cash we may distribute.

We have provided an estimated range of the E&P distribution. We are in the process of conducting a study of our pre-REIT accumulated earnings and profits as of the close of our 2012 taxable year using our historic tax returns and other available information. This is a very involved and complex study, which is not yet complete, and the actual results of the study relating to our pre-REIT accumulated earnings and profits as of the close of our 2012 taxable year may be materially different from our current estimates. In addition, the estimated range of our E&P distribution is based on our estimated and projected taxable income for our 2013 and 2014 taxable years and our current business plans and performance, but our actual earnings and profits (and the actual E&P distribution) will vary depending on, among other items, the timing of certain transactions, our actual taxable income and performance for 2013 and 2014 and possible changes in legislation or tax rules and IRS revenue procedures relating to distributions of earnings and profits. For these reasons and others, our actual E&P distribution may be materially different from our estimated range.

We anticipate distributing a significant portion of the E&P distribution in 2014, with the balance distributed in 2015, but the timing of the planned E&P distribution, which may or may not occur, may be affected by potential tax law changes, the completion of various phases of the REIT conversion process and other factors beyond our control.

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

Depending on the ultimate size and timing of the E&P distribution and the cash outlays associated with our conversion to a REIT, we may restructure or issue debt and/or issue equity to fund these disbursements, even if the then-prevailing market conditions are not favorable for these transactions. Whether we issue debt or equity, at what price and amount and other terms of any such issuances will depend on many factors, including alternative sources of capital, our then existing leverage, our need for additional capital, market conditions and other factors beyond our control. If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing stockholders may be reduced. In addition, new equity securities or convertible debt securities could have rights, preferences, and privileges senior to those of our current stockholders, which could substantially decrease the value of our securities owned by them. Depending on the share price we are able to obtain, we may have to sell a significant number of shares in order to raise the capital we deem necessary to execute our long-term strategy, and our stockholders may experience dilution in the value of their shares as a result. Furthermore, satisfying our E&P distribution and other conversion costs may increase the financing we need to fund capital expenditures, future growth and expansion initiatives. As a result, our indebtedness could increase. See “Other Risks” for further information regarding our substantial indebtedness.

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

Over the last several years, we have completed several acquisitions, including that of Switch & Data Facilities Company, Inc. (“Switch and Data”) in 2010, ALOG Data Centers do Brasil S.A. in 2011, Asia Tone Limited and ancotel GmbH in 2012, an acquisition of a Dubai IBX data center in 2012 and an acquisition of a carrier hotel in Frankfurt in 2013. We may make additional acquisitions in the future, which may include (i) acquisitions of businesses, products, services or technologies that we believe to be complementary, (ii) acquisitions of new IBX data centers or real estate for development of new IBX data centers or (iii) acquisitions through investments in local data center operators. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, including:

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

We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, the E&P distribution or the other cash outlays associated with conversion to a REIT. As of December 31, 2013, our total indebtedness was approximately $4.2 billion, our stockholders’ equity was $2.5 billion and our cash and investments totaled $1.0 billion. In addition, as of December 31, 2013, we had approximately $516.8 million of additional liquidity available to us from our $550.0 million revolving credit facility as part of a $750.0 million credit facility agreement entered into with a group of lenders in the U.S. as more fully described in Note 10 to Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Some of our debt contains covenants which may limit our operating flexibility. In addition to our substantial debt, we lease a majority of our IBX data centers and certain equipment under non-cancellable lease agreements, the majority of which are accounted for as operating leases. As of December 31, 2013, our total minimum operating lease commitments under those lease agreements, excluding potential lease renewals, was approximately $954.2 million, which represents off-balance sheet commitments.

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

The varying pace of global economic recovery continues to create uncertainty and unpredictability and add risk to our future outlook. If an agreement on expanding the U.S. national debt ceiling is not reached in a timely manner in early 2014, the U.S. could default on its obligations which would impact the U.S. and other economies. An uncertain global economy could also result in churn in our customer base, reductions in revenues from our offerings, longer sales cycles, slower adoption of new technologies and increased price competition, adversely affecting our liquidity. The uncertain economic environment could also have an impact on our foreign exchange forward contracts if our counterparties’ credit deteriorates further or they are otherwise unable to perform their obligations. Finally, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.

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

The stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market prices for telecommunications companies, and which have often been unrelated to their operating performance. These broad market fluctuations may adversely affect the market price of our common stock. In addition, if we are unsuccessful in our planned conversion to a REIT, the market price of our common stock may decrease, and the decrease may be material. Furthermore, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and/or damages, and divert management’s attention from other business concerns, which could seriously harm our business.

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

We are a U.S. company with global subsidiaries and are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no certainty that additional taxes will not be due upon audit of our tax returns or as a result of changes to the tax laws and interpretations thereof. The U.S. Congress as well as the governments of many of the countries in which we operate are actively discussing changes to the corporate recognition and taxation of worldwide income. The nature and timing of any changes to each jurisdiction’s tax laws and the impact on our future tax liabilities cannot be predicted with any accuracy but could materially and adversely impact our results of operations and financial position including cash flows.

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

A customer’s decision to purchase our service offerings typically involves a significant commitment of resources. In addition, some customers will be reluctant to commit to locating in our IBX data centers until they are confident that the IBX data center has adequate carrier connections. As a result, we have a long sales cycle. Furthermore, we may devote significant time and resources in pursuing a particular sale or customer that does not result in revenue. We have also significantly expanded our sales force in the past year, and it will take time for these new hires to become fully productive.

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

Commencing in 2012, we began a significant project to overhaul our back office systems that support the customer experience from initial quote to customer billing. Additionally, commencing in 2013, we began to devote significant resources to the upgrade of our worldwide financial application suite from Oracle’s version 11i to R12. Both projects have continued into 2014. Oracle has already begun to discontinue its support for our current business application suite. As a result of that discontinued support and our continued work on these projects, we may experience difficulties with our systems, management distraction, and significant business disruptions. Difficulties with our systems may interrupt our ability to accept and deliver customer orders and impact our overall financial operations, including our accounts payable, accounts receivables, general ledger, close processes, internal financial controls, and our ability to otherwise run and track our business. We may need to expend significant attention, time and resources to correct problems or find alternative sources for performing these functions. Such significant investments in our back office systems may take longer to complete and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and there is a risk of an impairment charge if we decide that portions of these projects will not ultimately benefit the company or are de-scoped. Any such difficulty or disruption may adversely affect our business and operating results.

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

Some of our competitors may adopt aggressive pricing policies, especially if they are not highly leveraged or have lower return thresholds than we do. As a result, we may suffer from pricing pressure that would adversely affect our ability to generate revenues. Some of these competitors may also provide our target customers with additional benefits, including bundled communication services or cloud services, and may do so in a manner that is more attractive to our potential customers than obtaining space in our IBX data centers. Similarly, with growing acceptance of cloud-based technologies, Equinix is at risk losing customers that may decide to fully leverage cloud infrastructure offerings instead of managing their own. Competitors could also operate more successfully or form alliances to acquire significant market share.

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

In each of our markets, we rely on third parties to provide a sufficient amount of power for current and future customers. At the same time, power and cooling requirements are growing on a per unit basis. As a result, some customers are consuming an increasing amount of power per cabinet. We generally do not control the amount of power our customers draw from their installed circuits. This means that we could face power limitations in our IBX data centers. This could have a negative impact on the effective available capacity of a given center and limit our ability to grow our business, which could have a negative impact on our financial performance, operating results and cash flows.

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

Our most recent evaluation of our controls resulted in our conclusion that, as of December 31, 2013, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth, and to successfully implement our proposed REIT conversion and other systems upgrades designed to support our growth, will require us to develop our controls and reporting systems and implement or amend new controls and reporting systems. If, in the future, our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.

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

For the years ended December 31, 2013, 2012 and 2011, we recognized approximately 46%, 44% and 41%, respectively, of our revenues outside the U.S. We currently operate outside of the U.S. in Canada, Brazil, EMEA and Asia-Pacific.

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

•	the duration of the sales cycle for our offerings and our ability to ramp our newly-hired sales persons to full productivity within the time period we have forecasted;

•	restructuring charges or reversals of existing restructuring charges, which may be necessary due to revised sublease assumptions, changes in strategy or otherwise;

•	acquisitions or dispositions we may make;

•	the financial condition and credit risk of our customers;

•	the provision of customer discounts and credits;

•	the mix of current and proposed products and offerings and the gross margins associated with our products and offerings;

•	the timing required for new and future IBX data centers to open or become fully utilized;

•	competition in the markets in which we operate;

•	conditions related to international operations;

•	increasing repair and maintenance expenses in connection with aging IBX data centers;

•

lack of available capacity in our existing IBX data centers to generate new revenue or delays in opening new or acquired IBX data centers that delay our ability to generate new revenue in markets which have otherwise reached capacity;

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

As of December 31, 2013, our accumulated deficit was $36.4 million. Although we have generated net income for each fiscal year since 2008, which was our first full year of net income since our inception, we are also currently investing heavily in our future growth through the build out of multiple additional IBX data centers and IBX data center expansions as well as acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

The failure to obtain favorable terms when we renew our IBX data center leases, or the failure to renew such leases, could harm our business and results of operations.

While we own certain of our IBX data centers, others are leased under long-term arrangements with lease terms expiring at various dates through 2053. These leased centers have all been subject to significant development by us in order to convert them from, in most cases, vacant buildings or warehouses into IBX data centers. Most of our IBX data center leases have renewal options available to us. However, many of these renewal options provide for the rent to be set at then-prevailing market rates. To the extent that then-prevailing market rates are higher than present rates, these higher costs may adversely impact our business and results of operations, or we may decide against renewing the lease. In the event that an IBX data center lease does not have a renewal option, we may not be successful in negotiating a renewal of the lease with the landlord. A failure to renew a lease could force us to exit a building prematurely, which could be disruptive to our business, harm our customer relationships, expose us to liability under our customer contracts, cause us to take impairment charges and negatively affect our operating results.

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

Our executive offices are located in Redwood City, California, and we also have sales offices in several cities throughout the U.S. Our Asia-Pacific headquarters office is located in Hong Kong and we also have office space in Shanghai, China; Singapore; Tokyo, Japan; and Sydney, Australia, which is contained in one of our IBX data centers there. Our EMEA headquarters office is located in Amsterdam, the Netherlands and our regional sales offices in EMEA are based in our IBX data centers in EMEA. We have entered into leases for certain of our IBX data centers in Atlanta, Georgia; New York, New York; Dallas, Texas; Chicago, Illinois; Englewood, Colorado; Los Angeles, Palo Alto, San Jose, Santa Clara and Sunnyvale, California; Miami, Florida; Newark, North Bergen and Secaucus, New Jersey; Philadelphia, Pennsylvania; Reston and Vienna, Virginia; Seattle, Washington; Toronto, Canada; Waltham, Massachusetts and Rio De Janeiro and Sao Paolo, Brazil in the Americas region; Shanghai, China; Hong Kong; Singapore; Sydney, Australia and Osaka and Tokyo, Japan in the Asia-Pacific region; Dubai, U.A.E.; London, United Kingdom; Paris, France; Frankfurt, Munich and Dusseldorf, Germany; Zurich and Geneva, Switzerland and Enschede and Zwolle, the Netherlands in the EMEA region. We own certain of our IBX data centers in Ashburn, Virginia; Chicago, Illinois; Los Angeles and San Jose, California; New York, New York; Paris, France; Frankfurt, Germany and Amsterdam, the Netherlands. We own campuses in Ashburn, Virginia, Silicon Valley and Frankfurt, Germany that house some of our IBX data centers mentioned in the preceding sentence.

ITEM 3.	LEGAL PROCEEDINGS

None

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

	Low	High
Fiscal 2013:
Fourth Fiscal Quarter	$155.18	$181.92
Third Fiscal Quarter	165.99	202.98
Second Fiscal Quarter	176.13	229.67
First Fiscal Quarter	206.31	226.00
Fiscal 2012:
Fourth Fiscal Quarter	$172.90	$206.20
Third Fiscal Quarter	161.37	206.05
Second Fiscal Quarter	147.70	175.65
First Fiscal Quarter	100.90	157.45

As of January 31, 2014, we had 49,403,798 shares of our common stock outstanding held by approximately 201 registered holders.

We have never declared or paid any cash dividends on our common stock. However, if we are successful in pursuing our planned REIT conversion, we expect to become a dividend-paying company in the future. Until such time that we complete all significant actions necessary to qualify as a REIT, we intend to retain our earnings, if any, for future growth.

During the year ended December 31, 2013, we did not issue or sell any securities on an unregistered basis.

Purchases of Equity Securities by Issuer

The following table sets forth a summary of our stock repurchases under our share repurchase program for the three months ended December 31, 2013:

	Number of shares purchased	Average price per share	Number of shares purchased under publicly announced programs	Approximate dollar value that may yet be purchased under the programs (in thousands)
Beginning balance available under the share repurchase program as of December 1, 2013 (1)	—	$—	—	$500,000
Shares repurchased:
December 2013	288,739	169.01	288,739	(48,799)

Ending balance available under the share repurchase program as of December 31, 2013				$451,201

(1)	On December 4, 2013, we announced a share repurchase program to repurchase up to $500.0 million in value of our common stock in open market transactions through December 31, 2014, which is referred to as the share repurchase program (see “Share Repurchase Program” in Note 12 of our Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K).

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on Equinix’s common stock between December 31, 2008 and December 31, 2013 with the cumulative total return of (i) The NASDAQ Composite Index and (ii) The NASDAQ Telecommunications Index. This graph assumes the investment of $100.00 on December 31, 2008 in Equinix’s common stock, in The NASDAQ Composite Index, and in The NASDAQ Telecommunications Index, and assumes the reinvestment of dividends, if any.

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

The following consolidated statement of operations data for the five years ended December 31, 2013 and the consolidated balance sheet data as of December 31, 2013, 2012, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements and the related notes. Our historical results are not necessarily indicative of the results to be expected for future periods. The following selected consolidated financial data for the three years ended December 31, 2013 and as of December 31, 2013 and 2012, should be read in conjunction with our audited consolidated financial statements and the related notes in Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K. In addition, we completed acquisitions of Frankfurt Kleyer 90 carrier hotel in October 2013, a Dubai IBX data center in November 2012, acquisitions of Asia Tone Limited and ancotel GmbH in July 2012, an acquisition of an indirect controlling interest in ALOG Data Centers do Brasil S.A. in April 2011 and an acquisition of Switch and Data Facilities Company, Inc. in April 2010. We also sold 16 of our IBX data centers located throughout the U.S. in November 2012. For further information on these acquisitions and our discontinued operations, refer to Notes 3 and 5, respectively, of our Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. We also revised our previously-issued consolidated financial statements to reflect error corrections as fully described in Note 2 of our Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

	Years ended December 31,
	2013	2012 (as revised)	2011 (as revised)	2010 (as revised)	2009 (as revised)
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$2,152,766	$1,887,376	$1,565,625	$1,188,652	$877,570

Costs and operating expenses:
Cost of revenues	1,064,403	944,617	829,024	652,445	483,709
Sales and marketing	246,623	202,914	158,347	110,765	63,584
General and administrative	374,790	328,266	265,554	220,618	155,324
Restructuring charges	(4,837)	—	3,481	6,734	(6,053)
Impairment charges	—	9,861	—	—	—
Acquisition costs	10,855	8,822	3,297	12,337	5,155

Total costs and operating expenses	1,691,834	1,494,480	1,259,703	1,002,899	701,719

Income from continuing operations	460,932	392,896	305,922	185,753	175,851
Interest income	3,387	3,466	2,280	1,515	2,384
Interest expense	(248,792)	(200,328)	(181,303)	(140,475)	(74,232)
Other-than-temporary impairment (loss) recovery on investments	—	—	—	3,626	(2,590)
Other income (loss)	5,253	(2,208)	2,821	692	2,387
Loss on debt extinguishment and interest rate swaps, net	(108,501)	(5,204)	—	(10,187)	—

Income from continuing operations before income taxes	112,279	188,622	129,720	40,924	103,800
Income tax expense	(16,156)	(58,564)	(37,347)	(10,813)	(38,135)

Net income from continuing operations	96,123	130,058	92,373	30,111	65,665
Net income from discontinued operations, net of tax	—	13,086	1,009	668	—

Net income	96,123	143,144	93,382	30,779	65,665
Net (income) loss attributable to redeemable non-controlling interests	(1,438)	(3,116)	1,394	—	—

Net income attributable to Equinix	$94,685	$140,028	$94,776	$30,779	$65,665

Earnings per share (“EPS”) attributable to Equinix:
Basic EPS from continuing operations	$1.92	$2.65	$1.75	$0.69	$1.71
Basic EPS from discontinued operations	—	0.27	0.02	0.01	—

Basic EPS	$1.92	$2.92	$1.77	$0.70	$1.71

Weighted average shares—basic	49,438	48,004	46,956	43,742	38,488

Diluted EPS from continuing operations	$1.89	$2.58	$1.72	$0.67	$1.66
Diluted EPS from discontinued operations	—	0.25	0.02	0.02	—

Diluted EPS	$1.89	$2.83	$1.74	$0.69	$1.66

Weighted average shares—diluted	50,116	51,816	47,898	44,810	39,676

	Years ended December 31,
	2013	2012 (as revised)	2011 (as revised)	2010 (as revised)	2009 (as revised)
	(dollars in thousands)
Other Financial Data (1):
Net cash provided by operating activities	$604,608	$632,026	$587,320	$392,583	$355,492
Net cash used in investing activities	(1,169,313)	(442,873)	(1,499,155)	(600,680)	(558,178)
Net cash provided by (used in) financing activities	574,907	(222,721)	748,728	309,686	323,598

(1)	For a discussion of our primary non-GAAP financial metric, adjusted EBITDA, see our non-GAAP financial measures discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

	As of December 31,
	2013	2012 (as revised)	2011 (as revised)	2010 (as revised)	2009 (as revised)
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term and long-term investments	$1,030,092	$546,524	$1,076,345	$592,839	$604,367
Accounts receivable, net	184,840	163,840	139,057	116,358	64,767
Property, plant and equipment, net	4,591,650	3,915,738	3,223,841	2,649,171	1,806,622
Total assets	7,492,359	6,135,797	5,787,284	4,449,030	3,038,499
Capital lease and other financing obligations, excluding current portion	914,032	545,853	390,269	253,945	154,577
Mortgage and loans payable, excluding current portion	199,700	188,802	168,795	100,337	371,322
Senior notes	2,250,000	1,500,000	1,500,000	750,000	—
Convertible debt, excluding current portion	724,202	708,726	694,769	916,337	893,706
Redeemable non-controlling interests	123,902	84,178	67,601	—	—
Total stockholders’ equity	2,459,064	2,313,441	1,936,151	1,863,682	1,171,752

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In December 2013, as more fully described in Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we announced a share repurchase program to repurchase up to $500.0 million of our common stock in open market transactions through December 31, 2014, which is referred to as the share repurchase program.

In October 2013, as more fully described in Note 3 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we acquired a property located in Frankfurt, Germany for cash consideration of approximately $50.1 million, which is referred to as the Frankfurt Kleyer 90 carrier hotel acquisition. A portion of the building was leased to us and was being used by us as our Frankfurt 5 IBX data center. The remainder of the building was leased by other parties, who became our tenants upon closing. The Frankfurt Kleyer 90 carrier hotel constitutes a business under the accounting standard for business combinations and as a result, the Frankfurt Kleyer 90 carrier hotel acquisition was accounted for as a business acquisition using the acquisition method of accounting.

In July 2013, as more fully described in Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we completed the purchase of a property located in the New York metro area for a net cash consideration of $73.4 million, which is referred to as the New York 2 IBX data center purchase. A majority of the building was leased to us and was being used by us as our New York 2 IBX data center. The remainder of the building was leased by another party, who became our tenant upon closing. The New York 2 IBX data center did not constitute a business under the accounting standard for business combinations and as a result, the New York 2 IBX data center purchase was accounted for as an asset acquisition and the purchase price was allocated to the assets acquired based on their relative fair values.

In April 2013, as more fully described in Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we redeemed all of our $750.0 million 8.125% senior notes, plus accrued interest, with $836.5 million in cash, which includes the applicable premium paid of $80.9 million. During the three months ended June 30, 2013, we recognized a loss on debt extinguishment of $93.6 million, which included the applicable premium paid, the write-off of unamortized debt issuance costs of $8.9 million and $3.8 million of other transaction-related fees related to the redemption of the 8.125% senior notes.

In March 2013, as more fully described in Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we issued $1.5 billion aggregate principal amount of senior notes, which is referred to as the senior notes offering, consisting of $500.0 million aggregate principal amount of 4.875% senior notes due April 1, 2020, which are referred to as the 4.875% senior notes, and $1.0 billion aggregate principal amount of 5.375% senior notes due April 1, 2023, which are referred to as the 5.375% senior notes. We used a portion of the net proceeds from the senior notes offering for the redemption of our 8.125% senior notes and intend to use the remaining net proceeds for general corporate purposes, including the funding of our expansion activities and distributions to our stockholders in connection with our proposed conversion to a real estate investment trust, which is referred to as a REIT.

Overview

Equinix provides global data center offerings that protect and connect the world’s most valued information assets. Global enterprises, financial services companies, and content and network service providers rely upon Equinix’s leading insight and data centers in 32 markets around the world for the safehousing of their critical IT equipment and the ability to directly connect to the networks that enable today’s information-driven economy. Equinix offers the following solutions: (i) premium data center colocation, (ii) interconnection and (iii) exchange and outsourced IT infrastructure services. As of December 31 2013, we operated or had partner IBX data centers in the Atlanta, Boston, Chicago, Dallas, Denver, Los Angeles, Miami, New York, Philadelphia, Rio De Janeiro, Sao Paulo, Seattle, Silicon Valley, Toronto and Washington, D.C. metro areas in the Americas region; France, Germany, Italy, the Netherlands, Switzerland, the United Arab Emirates and the United Kingdom in the EMEA region; and Australia, China, Hong Kong, Indonesia, Japan and Singapore in the Asia-Pacific region.

We leverage our global data centers in 32 markets around the world as a global platform which allows our customers to increase information and application delivery performance while significantly reducing costs. Based on our global platform and the quality of our IBX data centers, we believe we have established a critical mass of customers. As more customers locate in our IBX data centers, it benefits their suppliers and business partners to colocate as well in order to gain the full economic and performance benefits of our offerings. These partners, in turn, pull in their business partners, creating a “marketplace” for their services. Our global platform enables scalable, reliable and cost-effective colocation, interconnection and traffic exchange thus lowering overall cost and increasing flexibility. Our focused business model is based on our critical mass of customers and the resulting “marketplace” effect. This global platform, combined with our strong financial position, continues to drive new customer growth and bookings as we drive scale into our global business.

Historically, our market has been served by large telecommunications carriers who have bundled their telecommunications products and services with their colocation offerings. The data center market landscape has evolved to include cloud computing/utility providers, application hosting providers and systems integrators, managed infrastructure hosting providers and colocation providers with over 350 companies providing data center solutions in the U.S. alone. Each of these data center solutions providers can bundle various colocation, interconnection and network offerings, and outsourced IT infrastructure services. We are able to offer our customers a global platform that supports global reach to 16 countries, proven operational reliability, improved application performance and network choice, and a highly scalable set of offerings.

Excluding the impact of the acquisition of the Dubai IBX data center, our customer count increased to approximately 5,954 as of December 31, 2013 versus approximately 5,110 as of December 31, 2012, an increase of 17%. This increase was due to organic growth in our business. Our utilization rate represents the percentage of our cabinet space billing versus net sellable cabinet space available, taking into account power limitations. Our utilization rate was approximately 76% as of December 31, 2013 and December 31, 2012; however, excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our utilization rate would have increased to approximately 82% as of December 31, 2013. Our utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.

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

Our non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment and professional services that we perform. These services are considered to be non-recurring because they are billed typically once upon completion of the installation or professional services work performed. The majority of these non-recurring revenues are typically billed on the first invoice distributed to the customer in connection with their initial installation. However, revenues from installation services are deferred and recognized ratably over the expected life of the installation. Additionally, revenue from contract settlements, when a customer wishes to terminate their contract early, is recognized when no remaining performance obligations exist and collectability is reasonably assured, to the extent that the revenue has not previously been recognized. As a percentage of total revenues, we expect non-recurring revenues to represent less than 10% of total revenues for the foreseeable future.

Our Americas revenues are derived primarily from colocation and related interconnection offerings, and our EMEA and Asia-Pacific revenues are derived primarily from colocation and managed infrastructure offerings.

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

Potential REIT Conversion

In September 2012, we announced that our board of directors approved a plan for Equinix to pursue conversion to a REIT. We have begun implementation of the REIT conversion, and we plan to make a tax election for REIT status for the taxable year beginning January 1, 2015. Any REIT election made by us must be effective as of the beginning of a taxable year; therefore, as a calendar year taxpayer, if we are unable to convert to a REIT by January 1, 2015, the next possible conversion date would be January 1, 2016.

If we are able to convert to and qualify as a REIT, we will generally be permitted to deduct from federal income taxes the dividends we pay to our stockholders. The income represented by such dividends would not be subject to federal taxation at the entity level but would be taxed, if at all, at the stockholder level. Nevertheless, the income of our domestic taxable REIT subsidiaries, or TRS, which will hold our U.S. operations that may not be REIT-compliant, will be subject, as applicable, to federal and state corporate income tax. Likewise, our foreign subsidiaries will continue to be subject to foreign income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRS or through qualified REIT subsidiaries, or QRS. We will also be subject to a separate corporate income tax on any gains recognized during a specified period (generally 10 years) following the REIT conversion that are attributable to “built-in” gains with respect to the assets that we own on the date we convert to a REIT. Our ability to qualify as a REIT will depend upon our continuing compliance following our REIT conversion with various requirements, including requirements related to the nature of our assets, the sources of our income and the distributions to our stockholders. If we fail to qualify as a REIT, we will be subject to federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRS operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs described above, many states do not completely follow federal rules and some may not follow them at all.

The REIT conversion implementation currently includes seeking a private letter ruling, or PLR, from the U.S. Internal Revenue Service, or IRS. Our PLR request has multiple components, and our timely conversion to a REIT will require favorable rulings from the IRS on certain technical tax issues. We submitted the PLR request to the IRS in the fourth quarter of 2012. In June 2013, we disclosed that we had been informed that the IRS had convened an internal working group to study what constitutes “real estate” for purposes of the REIT provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and that, pending the completion of the study, the IRS was unlikely to respond definitively to our pending PLR request. In November 2013, the IRS informed us that it was actively resuming work on our PLR request and would respond in due course. We do not expect that this delay will affect the timing of our plan to elect REIT status for the taxable year beginning January 1, 2015. The Company currently expects to receive a favorable PLR from the IRS during 2014 and combined with Board approval and completion of other necessary conversion actions, we would commit to a final REIT conversion plan sometime during 2014. Once the Company reaches this commitment, the financial statements for 2014 will reflect the necessary accounting adjustments including an adjustment to eliminate the U.S. deferred tax assets and liabilities balances discussed below and any tax consequences for the shareholder distributions also discussed below.

We currently estimate that we will incur approximately $75.0 to $85.0 million in costs to support the REIT conversion, in addition to related tax liabilities associated with a change in our methods of depreciating and amortizing various data center assets for tax purposes from our prior methods to current methods that are more consistent with the characterization of such assets as real property for REIT purposes. The total recapture of depreciation and amortization expenses across all relevant assets is expected to result in federal and state tax liability of approximately $360.0 to $380.0 million, which amount became and is generally payable over a four-year period starting in 2012 even if we abandon the REIT conversion for any reason, including failure to obtain a favorable PLR response. Prior to the decision to convert to a REIT, our balance sheet reflected our income tax liability as a non-current deferred tax liability. As a result of the decision to convert to a REIT, our non-current tax liability has been and will continue to be gradually and proportionally reclassified from non-current to current over the four-year period, which started in the third quarter of 2012. The current liability reflects the tax liability that relates to additional taxable income expected to be recognized within the twelve-month period from the date of the balance sheet. If the REIT conversion is successful, we also expect to incur an additional $5.0 to $10.0 million in annual compliance costs in future years. We expect to pay between $145.0 to $200.0 million in cash taxes during 2014 which includes taxes on our operations and any tax impacts required by our plan to convert to a REIT.

In accordance with tax rules applicable to REIT conversions, we expect to issue special distributions to our stockholders of undistributed accumulated earnings and profits of approximately $700.0 million to $1.1 billion (the “E&P distribution”), which we expect to pay out in a combination of up to 20% in cash and at least 80% in the form of our common stock. The estimated E&P distribution may change due to potential changes in certain factors impacting the calculations, such as finalization of the 2013 E&P amounts and the actual financial year 2014 performance of the entities to be included in the REIT structure. We expect to make the E&P distribution only after receiving a favorable PLR from the IRS, obtaining Board approval and completion of other necessary REIT conversion actions. The Company anticipates making an E&P distribution before 2015 with the balance distributed in 2015. In addition, following the completion of the REIT conversion, we intend to declare regular distributions to our stockholders.

In connection with our contemplated REIT conversion, we expect to reassess the deferred tax assets and liabilities of our U.S. operations to be included in the REIT structure during 2014 at the point in time when it is determined that all significant actions to effect the REIT conversion have occurred and we are committed to that course of action. The reevaluation will result in de-recognizing the deferred tax assets and liabilities of our REIT’s U.S. operations excluding the deferred tax liabilities associated with the depreciation and amortization recapture. The depreciation and amortization recapture is necessary as part of our REIT conversion efforts. The de-recognition of the deferred tax assets and liabilities of our REIT’s U.S. operations will occur because the expected recovery or settlement of the related assets and liabilities will not result in deductible or taxable amounts in any post-REIT conversion periods. As a result of the de-recognition of the aforementioned deferred tax assets and liabilities of our REIT’s U.S. operations and the continuing recognition of deferred tax liabilities associated with the depreciation and amortization recapture to be taxed in 2014 and 2015, we expect to record a significant tax provision expense in 2014. As of December 31, 2013, we had a net deferred tax asset of approximately $147.1 million for our U.S. operations, which includes approximately $176.0 million of deferred tax liabilities associated with the depreciation and amortization recapture.

Results of Operations

Our results of operations for the year ended December 31, 2013 include the operations of the Frankfurt Kleyer 90 carrier hotel acquisition from October 1, 2013. Our results of operations for the year ended December 31, 2012 include the operations of the Dubai IBX data center acquisition from November 9, 2012, Asia Tone from July 4, 2012 and ancotel from July 3, 2012. Our results of operations for the year ended December 31, 2011 include the operations of ALOG from April 25, 2011.

Revision of Previously-Issued Financial Statements

During the three months ended June 30, 2013, we reassessed the estimated period over which revenue related to non-recurring installation fees is recognized as a result of observed trends in customer contract lives. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the expected life of the installation. We undertook this review due to our determination that our customers were generally benefitting from their installations longer than originally anticipated and, therefore, the estimated period that revenue related to non-recurring installation fees is recognized was extended. This change was originally incorrectly accounted for as a change in accounting estimate on a prospective basis effective April 1, 2013. During the three months ended September 30, 2013, we determined that these longer lives should have been identified and utilized for revenue recognition purposes beginning in 2006. As a result, our installation revenues, and therefore adjusted EBITDA, were overstated by $6.2 million and $3.5 million for the years ended December 31, 2012 and 2011, respectively. This error did not impact our reported total cash flows from operating activities.

We assessed the effect of the above errors, as well as that of the previously-identified immaterial errors described below, individually and in the aggregate on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletins No. 99 and 108 and, based on an analysis of quantitative and qualitative factors, determined that the errors were not material to any of our prior interim and annual financial statements and, therefore, the previously-issued financial statements could continue to be relied upon and that the amendment of previously filed reports with the SEC was not required. We also determined that correction of the cumulative effect of errors of $27.2 million as of December 31, 2012 would be material to the projected 2013 consolidated financial statements and as such we revised our previously-issued consolidated financial statements. Refer to Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional details.

We have completed the revision with this Annual Report on Form 10-K. As part of the revision we also corrected certain previously-identified immaterial errors that were either uncorrected or corrected in a period subsequent to the period in which the error originated including (i) certain recoverable taxes in Brazil that were incorrectly recorded in our statements of operations, which had the effect of overstating both revenues and cost of revenues; (ii) errors related to certain foreign currency embedded derivatives in Asia-Pacific, which have an effect on revenue; (iii) an error in our statement of cash flows related to the acquisition of Asia Tone that affects both cash flows from operating and investing activities; and (iv) errors in depreciation, stock-based compensation and property tax accruals in the U.S.

Discontinued Operations

We present the results of operations associated with 16 of our IBX centers that we sold in November 2012 as net income from discontinued operations in our consolidated statements of operations. Our results of operations have been reclassified to reflect our discontinued operations for all applicable periods presented. Unless otherwise stated, the results of operations discussed herein refer to our continuing operations.

Constant Currency Presentation

Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies such as the Brazilian reais, British pound, Canadian dollar, Euro, Swiss franc, Australian dollar, Chinese Yuan, Hong Kong dollar, Japanese yen and Singapore dollar. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the year ended December 31, 2012 are used as exchange rates for the year ended December 31, 2013 when comparing the year ended December 31, 2013 with the year ended December 31, 2012, and average rates in effect for the year ended December 31, 2011 are used as exchange rates for the year ended December 31, 2012 when comparing the year ended December 31, 2012 with the year ended December 31, 2011).

Years Ended December 31, 2013 and 2012

Revenues. Our revenues for the years ended December 31, 2013 and 2012 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2013	%	2012	%	Actual	Constant currency
Americas:
Recurring revenues	$1,214,301	56%	$1,111,755	59%	9%	10%
Non-recurring revenues	50,473	3%	40,162	2%	26%	26%

	1,264,774	59%	1,151,917	61%	10%	11%

EMEA:
Recurring revenues	492,361	23%	400,002	21%	23%	22%
Non-recurring revenues	32,657	1%	32,918	2%	(1%)	(11%)

	525,018	24%	432,920	23%	21%	19%

Asia-Pacific:
Recurring revenues	343,300	16%	285,311	15%	20%	26%
Non-recurring revenues	19,674	1%	17,228	1%	14%	17%

	362,974	17%	302,539	16%	20%	26%

Total:
Recurring revenues	2,049,962	95%	1,797,068	95%	14%	15%
Non-recurring revenues	102,804	5%	90,308	5%	14%	11%

	$2,152,766	100%	$1,887,376	100%	14%	15%

Americas Revenues. Growth in Americas revenues was primarily due to (i) $58.6 million of revenue generated from our recently-opened IBX data centers and IBX data center expansions in the Chicago, Rio de Janeiro, Seattle, Silicon Valley and Washington, D.C. metro areas and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above. During the year ended December 31, 2013, currency fluctuations resulted in approximately $9.7 million of unfavorable foreign currency impact on our Americas revenues primarily due to the generally stronger U.S. dollar relative to the Brazilian reais and Canadian dollar during the year ended December 31, 2013 compared to the year ended December 31, 2012. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data centers and additional IBX data center expansions currently taking place in the Dallas, Philadelphia, New York, Toronto and Sao Paolo metro areas, which are expected to open during 2014 and first half of 2015. Our estimates of future revenue growth also take into account expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

EMEA Revenues. During the years ended December 31, 2013 and 2012, our revenues from the United Kingdom, the largest revenue contributor in the EMEA region for the period, represented approximately 36% and 38%, respectively, of the regional revenues. Our EMEA revenue growth was due to (i) $18.5 million of incremental revenue resulting from acquisitions, (ii) $52.3 million of revenue from our recently-opened IBX data center expansions in the Frankfurt, London and Zurich metro areas and (iii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the year ended December 31, 2013, currency fluctuations resulted in approximately $8.5 million of favorable foreign currency impact on our EMEA revenues primarily due to the generally weaker U.S. dollar relative to the Euro and Swiss franc during the year ended December 31, 2013 compared to the year ended December 31, 2012. We expect that our EMEA revenues will continue to grow in future periods as a result of the Frankfurt Kleyer 90 carrier hotel acquisition and continued growth in recently-opened IBX data centers and an additional IBX data center expansion currently taking place in the London metro area, which is expected to open during 2015. Our estimates of future revenue growth also take into account expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts. In addition, we anticipate that a cash flow hedging program we commenced in October 2013 for our EMEA region should reduce some of our foreign currency volatility prospectively.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 36% and 37%, respectively, of the regional revenues for the years ended December 31, 2013 and 2012. Our Asia-Pacific revenue growth was due to $30.0 million of incremental revenue resulting from the Asia Tone acquisition and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the year ended December 31, 2013, currency fluctuations resulted in approximately $17.6 million of net unfavorable foreign currency impact on our Asia-Pacific revenues primarily due to the generally stronger U.S. dollar relative to the Australian dollar, Japanese yen and Singapore dollar during the year ended December 31, 2013 compared to the year ended December 31, 2012. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX data center expansions and additional expansions currently taking place in the Hong Kong, Melbourne, Shanghai, Singapore and Sydney metro areas, which are expected to open during 2014 and 2015. Our estimates of future revenue growth also take into account expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

Cost of Revenues. Our cost of revenues for the years ended December 31, 2013 and 2012 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2013	%	2012	%	Actual	Constant currency
Americas	$576,869	54%	$533,313	57%	8%	9%
EMEA	271,965	26%	230,239	24%	18%	17%
Asia-Pacific	215,569	20%	181,065	19%	19%	26%

Total	$1,064,403	100%	$944,617	100%	13%	14%

	Years ended December 31,
	2013	2012
Cost of revenues as a percentage of revenues:
Americas	46%	46%
EMEA	52%	53%
Asia-Pacific	59%	60%
Total	49%	50%

Americas Cost of Revenues. Our Americas cost of revenues for the years ended December 31, 2013 and 2012 included $216.6 million and $197.3 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our organic IBX data center expansion activity. Excluding depreciation expense, the increase in our Americas cost of revenues was primarily due to (i) $9.1 million of higher utilities and repair and maintenance expense, (ii) $7.3 million of higher costs associated with certain custom services provided to our customers, (iii) $6.7 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (894 Americas cost of revenues employees as of December 31, 2013 versus 828 as of December 31, 2012), (iv) $4.7 million of higher taxes, including property taxes, and (v) $2.6 million of higher costs related to office expansion, partially offset by $9.2 million of lower rent and facility costs and a $4.8 million reversal of asset retirement obligations associated with certain leases that were amended during the year ended December 31, 2013. During the year ended December 31, 2013, currency fluctuations resulted in approximately $6.4 million of favorable foreign currency impact on our Americas cost of revenues primarily due to the generally stronger U.S. dollar relative to the Brazilian reais and Canadian dollar during the year ended December 31, 2013 compared to the year ended December 31, 2012. We expect Americas cost of revenues to increase as we continue to grow our business.

EMEA Cost of Revenues. EMEA cost of revenues for the years ended December 31, 2013 and 2012 included $77.9 million and $69.4 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX data center expansion activity and acquisitions. Excluding depreciation expense, the increase in our EMEA cost of revenues was primarily due to (i) the impact of acquisitions, which resulted in $6.6 million of incremental cost of revenues for the year ended December 31, 2013, (ii) $10.3 million of higher utility costs, (iii) $5.8 million of costs associated with certain custom services provided to our customers, (iv) $5.3 million of higher compensation expense and (v) $2.2 million of higher professional fees to support our growth. During the year ended December 31, 2013, the impact of foreign currency fluctuations on our EMEA cost of revenues was not significant when compared to average exchange rates of the year ended December 31, 2012. We expect that our EMEA cost of revenues will increase as a result of the Frankfurt Kleyer 90 carrier hotel acquisition. Overall, we expect EMEA cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the years ended December 31, 2013 and 2012 included $82.6 million and $71.8 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to both our organic IBX data center expansion activity and the Asia Tone acquisition. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily due to (i) $13.9 million of incremental cost of revenues resulting from the Asia Tone acquisition, (ii) $4.3 million in higher utility costs and (iii) $2.3 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (excluding the impact of the Asia Tone acquisition, 240 Asia-Pacific cost of revenues employees as of December 31, 2013 versus 192 as of December 31, 2012). During the year ended December 31, 2013, currency fluctuations resulted in approximately $11.9 million of net favorable foreign currency impact on our Asia-Pacific cost of revenues primarily due to the generally stronger U.S. dollar relative to the Australian dollar, Japanese yen and Singapore dollar during the year ended December 31, 2013 compared to the year ended December 31, 2012. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the years ended December 31, 2013 and 2012 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2013	%	2012	%	Actual	Constant currency
Americas	$144,178	58%	$122,970	61%	17%	18%
EMEA	68,925	28%	52,595	26%	31%	30%
Asia-Pacific	33,520	14%	27,349	13%	23%	28%

Total	$246,623	100%	$202,914	100%	22%	23%

	Years ended December 31,
	2013	2012
Sales and marketing expenses as a percentage of revenues:
Americas	11%	11%
EMEA	13%	12%
Asia-Pacific	9%	9%
Total	11%	11%

Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to (i) $17.6 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (395 Americas sales and marketing employees as of December 31, 2013 versus 256 as of December 31, 2012) and (ii) $3.0 million of higher advertising and promotion costs. During the year ended December 31, 2013, the impact of foreign currency fluctuations on our Americas sales and marketing expenses was not significant when compared to average exchange rates of the year ended December 31, 2012. Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts. Although we anticipate that we will continue to invest in Americas sales and marketing initiatives, we believe our Americas sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

EMEA Sales and Marketing Expenses. The increase in our EMEA sales and marketing expenses was primarily due to (i) $5.7 million of additional sales and marketing expenses resulting from acquisitions and (ii) $8.8 million of higher compensation costs, including sales compensation, general salaries, bonuses and stock-based compensation expense and headcount growth (excluding the impact of acquisitions, 179 EMEA sales and marketing employees as of December 31, 2013 versus 148 as of December 31, 2012). For the year ended December 31, 2013, the impact of foreign currency fluctuations on our EMEA sales and marketing expenses was not significant when compared to average exchange rates of the year ended December 31, 2012. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our EMEA sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in EMEA sales and marketing initiatives, we believe our EMEA sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to $2.8 million of incremental sales and marketing expenses from the impact of the Asia Tone acquisition. For the year ended December 31, 2013, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the year ended December 31, 2012. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Asia-Pacific sales and marketing expenses have increased. Although we anticipate that we will continue to invest in Asia-Pacific sales and marketing initiatives, we believe our Asia-Pacific sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

General and Administrative Expenses. Our general and administrative expenses for the years ended December 31, 2013 and 2012 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2013	%	2012	%	Actual	Constant currency
Americas	$263,145	70%	$238,178	73%	10%	11%
EMEA	72,867	19%	57,093	17%	28%	28%
Asia-Pacific	38,778	11%	32,995	10%	18%	20%

Total	$374,790	100%	$328,266	100%	14%	15%

	Years ended December 31,
	2013	2012
General and administrative expenses as a percentage of revenues:
Americas	21%	21%
EMEA	14%	13%
Asia-Pacific	11%	11%
Total	17%	17%

Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $14.4 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (695 Americas general and administrative employees as of December 31, 2013 versus 661 as of December 31, 2012), (ii) $4.1 million of higher office expansion and travel expenses and (iii) $4.0 million of higher professional fees to support our growth. During the year ended December 31, 2013, the impact of foreign currency fluctuations on our Americas general and administrative expenses was not significant when compared to average exchange rates of the year ended December 31, 2012. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments into improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. We are also incurring costs to support our REIT conversion process. Collectively, these investments in our back office systems and our REIT conversion process have resulted in increased professional fees. Going forward, although we are carefully monitoring our spending, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including these investments in our back office systems and the REIT conversion process.

EMEA General and Administrative Expenses. The increase in our EMEA general and administrative expenses was primarily due to (i) $2.0 million of incremental general and administrative expenses resulting from acquisitions, (ii) $6.4 million of higher compensation costs, including general salaries, bonuses and headcount growth (excluding the impact of acquisitions, 276 EMEA general and administrative employees as of December 31, 2013 versus 196 as of December 31, 2012) and (iii) $5.8 million of higher professional fees to support our growth. For the year ended December 31, 2013, the impact of foreign currency fluctuations on our EMEA general and administrative expenses was not significant when compared to average exchange rates of the year ended December 31, 2012. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth including certain corporate reorganization activities, which has resulted in an increased level of professional fees. Going forward, although we are carefully monitoring our spending, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific General and Administrative Expenses. Excluding the Asia Tone acquisition, the increase in our Asia-Pacific general and administrative expenses was primarily due to $3.5 million of higher compensation costs, including general salaries, bonuses and headcount growth (208 Asia-Pacific general and administrative employees as of December 31, 2013 versus 166 as of December 31, 2012). For the year ended December 31, 2013, the impact of foreign currency fluctuations on our Asia-Pacific general and administrative expenses was not significant when compared to average exchange rates of the year ended December 31, 2012. Going forward, although we are carefully monitoring our spending, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Restructuring Charges. During the year ended December 31, 2013, we recorded a $4.8 million reversal of the restructuring charge accrual for our excess space in the New York 2 IBX data center as a result of our decision to purchase this property and utilize the space. During the year ended December 31, 2012, we did not record any restructuring charges. For additional information, see “Restructuring Charges” in Note 18 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Impairment Charges. During the year ended December 31, 2013, we did not record any impairment charges. During the year ended December 31, 2012, we recorded impairment charges totaling $9.9 million as a result of the fair values of certain long-lived assets being lower than their carrying values due to our decision to abandon two properties in the Americas and Asia-Pacific regions. For additional information, see “Impairment of Long-Lived Assets” in Note 1 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Acquisition Costs. During the year ended December 31, 2013, we recorded acquisition costs totaling $10.9 million primarily attributed to our Americas and EMEA regions. During the year ended December 31, 2012, we recorded acquisition costs totaling $8.8 million primarily attributed to the ancotel and Asia Tone acquisitions.

Interest Income. Interest income was $3.4 million and $3.5 million for the years ended December 31, 2013 and 2012, respectively. The average yield for the year ended December 31, 2013 was 0.32% versus 0.43% for the year ended December 31, 2012. We expect our interest income to remain at these low levels for the foreseeable future due to the impact of a continued low interest rate environment and a portfolio more weighted towards short-term securities.

Interest Expense. Interest expense increased to $248.8 million for the year ended December 31, 2013 from $200.3 million for the year ended December 31, 2012. This increase in interest expense was primarily due to the impact of our $1.5 billion senior notes offering in March 2013, $15.6 million of higher interest expense from various capital lease and other financing obligations to support our expansion projects and less capitalized interest expense, which was partially offset by the redemption of our 8.125% senior notes in April 2013. During the years ended December 31, 2013 and 2012, we capitalized $10.6 million and $30.6 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we recognize the full impact of our $1.5 billion senior notes offering, partially offset by the redemption of our 8.125% senior notes, which will contribute approximately $17.7 million in incremental interest expense annually. We may also incur additional indebtedness to support our growth, resulting in higher interest expense.

Other Income (Expense). For the year ended December 31, 2013, we recorded $5.3 million of other income and $2.2 million of other expense for the year ended December 31, 2012, primarily due to foreign currency exchange gains (losses) during the periods.

Loss on debt extinguishment. During the year ended December 31, 2013, we recorded a $108.5 million loss on debt extinguishment, of which $93.6 million was attributable to the redemption of our $750.0 million 8.125% senior notes, $13.2 million was attributable to the extinguishment of the financing liabilities for our London 4 and 5 IBX data centers and $1.7 million was attributable to an amendment of our New York 5 and 6 IBX lease. During the year ended December 31, 2012, we recorded $5.2 million of loss on debt extinguishment due to the repayment and termination of our multi-currency credit facility in the Asia-Pacific region. For additional information, see “Loss on Debt Extinguishment” in Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Income Taxes. During the year ended December 31, 2013, we recorded $16.2 million of income tax expense. The income tax expense recorded during the year ended December 31, 2013 was primarily attributable to our foreign operations, as we incurred losses in our domestic operations during the period as a result of the $93.6 million of loss on debt extinguishment from the redemption of our $750.0 million 8.125% senior notes. During the year ended December 31, 2012, we recorded $58.6 million of income tax expense. The income tax expense recorded during the year ended December 31, 2012 was primarily a result of applying the effective statutory tax rates to our operating income adjusted for permanent tax adjustments for the period and the assessments of valuation allowances of $5.5 million against the net deferred tax assets with certain foreign operating entities. Our effective tax rates were 14.4% and 31.0%, respectively, for the years ended December 31, 2013 and 2012. The decrease in our effective tax rate was primarily due to tax benefits from losses incurred in our domestic operations as mentioned above and the new organizational structure in EMEA which became effective on July 1, 2013. The cash taxes for 2013 were primarily for U.S. income taxes and foreign income taxes in certain European jurisdictions and the cash taxes for 2012 were primarily for state and foreign income taxes.

To better align our EMEA corporate structure and intercompany relationship with the nature of our business activities and regional centralization, we commenced certain reorganization activities during the fourth quarter of 2012 in the EMEA region. The new organizational structure centralized the majority of our EMEA business management activities in the Netherlands effective July 1, 2013. In December 2013, our Dutch subsidiaries that were created to carry-out EMEA’s centralized management activities received favorable rulings from the Dutch Tax Authorities effective July 1, 2013. The rulings acknowledge the reorganization and agree to a lower level of earnings by our Dutch subsidiaries subject to tax in the Netherlands. The rulings also require both the Dutch Tax Authorities and our Dutch subsidiaries to revisit and renew the agreement in five years from the effective date. As a result, we expect our overall effective tax rate will be lower in subsequent periods as the new structure begins to take full effect. Assuming a successful conversion to a REIT, and no material changes to tax rules and regulations, we expect our effective long-term worldwide cash tax rate to ultimately decrease to a range of 10% to 15%.

In connection with our contemplated REIT conversion, we expect to reassess the deferred tax assets and liabilities of our U.S. operations to be included in the REIT structure during 2014 at the point in time when it is determined that all significant actions to effect the REIT conversion have occurred and we are committed to that course of action. The reevaluation will result in de-recognizing the deferred tax assets and liabilities of our REIT’s U.S. operations excluding the deferred tax liabilities associated with the depreciation and amortization recapture. The depreciation and amortization recapture is necessary as part of our REIT conversion efforts. The de-recognition of the deferred tax assets and liabilities of our REIT’s U.S. operations will occur because the expected recovery or settlement of the related assets and liabilities will not result in deductible or taxable amounts in any post-REIT conversion periods. As a result of the de-recognition of the aforementioned deferred tax assets and liabilities of our REIT’s U.S. operations and the continuing recognition of deferred tax liabilities associated with the depreciation and amortization recapture to be taxed in 2014 and 2015, we expect to record a significant tax provision expense in 2014. As of December 31, 2013, we had a net deferred tax asset of approximately $147.1 million for our U.S. operations, which includes approximately $176.0 million of deferred tax liabilities associated with the depreciation and amortization recapture.

During the year ended December 31, 2013, we utilized all of our federal net operating losses free of Section 382 limitations in the U.S. for which a deferred tax asset had been previously recognized and all of our windfall tax losses in the U.S. for which a deferred tax asset had not been previously recognized. We recorded excess income tax benefits of $25.6 million during the year ended December 31, 2013 in our consolidated balance sheet.

Net Income from Discontinued Operations. During the year ended December 31, 2013, we did not have any discontinued operations. For the year ended December 31, 2012, our net income from discontinued operations was $13.1 million, consisting of $11.9 million from the gain on sale of discontinued operations, net of income tax, and $1.2 million of net income from discontinued operations. For additional information, see “Discontinued Operations” in Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the performance of our segments, measure the operational cash generating abilities of our segments and develop regional growth strategies such as IBX data center expansion decisions. Adjusted EBITDA is the result of our revenues less our adjusted operating expenses. Our adjusted operating expenses exclude depreciation expense, amortization expense, accretion expense, stock-based compensation, restructuring charge, impairment charges and acquisition costs. Periodically, we enter into new lease agreements or amend existing lease agreements. To the extent we conclude that a lease is an operating lease, the rent expense may decrease our adjusted EBITDA whereas to the extent we conclude that a lease is a capital or financing lease, and this lease was previously reported as an operating lease, this outcome may increase our adjusted EBITDA. Our adjusted EBITDA for the years ended December 31, 2013 and 2012 was split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2013	%	2012	%	Actual	Constant currency
Americas	$608,718	61%	$557,800	63%	9%	10%
EMEA	216,186	22%	183,612	21%	18%	13%
Asia-Pacific	175,994	17%	146,445	16%	20%	26%

Total	$1,000,898	100%	$887,857	100%	13%	13%

Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. During the year ended December 31, 2013, currency fluctuations resulted in approximately $3.5 million of unfavorable foreign currency impact on our Americas adjusted EBITDA primarily due to the generally stronger U.S. dollar relative to the Brazilian reais and Canadian dollar during the year ended December 31, 2013 compared to the year ended December 31, 2012.

EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to (i) additional adjusted EBITDA from the impact of acquisitions, which generated $15.2 million of incremental adjusted EBITDA and (ii) our IBX data center expansion activity and organic growth, partially offset by higher adjusted operating expenses as a percentage of revenues primarily attributable to higher compensation expense and higher professional fees to support our growth. During the year ended December 31, 2013, currency fluctuations resulted in approximately $8.0 million of net favorable foreign currency impact on our EMEA adjusted EBITDA primarily due to the generally weaker U.S. dollar relative to the Euro and Swiss franc during the year ended December 31, 2013 compared to the year ended December 31, 2012.

Asia-Pacific Adjusted EBITDA. The increase in our Asia-Pacific adjusted EBITDA was primarily due to (i) additional adjusted EBITDA from the impact of the Asia Tone acquisition, which generated $14.3 million of incremental adjusted EBITDA and (ii) higher revenues as a result of our IBX data center expansion activity and organic growth. During the year ended December 31, 2013, currency fluctuations resulted in approximately $7.8 million of net unfavorable foreign currency impact on our Asia-Pacific adjusted EBITDA primarily due to the generally stronger U.S. dollar relative to the Australian dollar, Japanese yen and Singapore dollar during the year ended December 31, 2013 compared to the year ended December 31, 2012.

Years Ended December 31, 2012 and 2011

Revenues. Our revenues for the years ended December 31, 2012 and 2011 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2012	%	2011	%	Actual	Constant currency
Americas:
Recurring revenues	$1,111,755	59%	$957,047	61%	16%	16%
Non-recurring revenues	40,162	2%	32,415	2%	24%	26%

	1,151,917	61%	989,462	63%	16%	16%

EMEA:
Recurring revenues	400,002	21%	328,355	21%	22%	28%
Non-recurring revenues	32,918	2%	29,814	2%	10%	17%

	432,920	23%	358,169	23%	21%	27%

Asia-Pacific:
Recurring revenues	285,311	15%	206,313	13%	38%	38%
Non-recurring revenues	17,228	1%	11,681	1%	47%	47%

	302,539	16%	217,994	14%	39%	38%

Total:
Recurring revenues	1,797,068	95%	1,491,715	95%	20%	22%
Non-recurring revenues	90,308	5%	73,910	5%	22%	26%

	$1,887,376	100%	$1,565,625	100%	21%	22%

Americas Revenues. Growth in Americas revenues was primarily due to (i) $27.2 million of incremental revenue from ALOG ($71.2 million of full-year revenue contributions from ALOG during the year ended December 31, 2012 as compared to $44.0 million of partial-year revenue contributions during the year ended December 31, 2011), (ii) $26.5 million of revenue generated from our recently-opened IBX data centers and IBX data center expansions in the Dallas, Miami, New York and Washington, D.C. metro areas and (iii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above. During the year ended December 31, 2012, the impact of foreign currency fluctuations on our Americas revenues was not significant when compared to average exchange rates of the year ended December 31, 2011.

EMEA Revenues. During the years ended December 31, 2012 and 2011, our revenues from the United Kingdom, the largest revenue contributor in the EMEA region for the period, represented approximately 38% and 35%, respectively, of the regional revenues. Our EMEA revenue growth was due to (i) $11.5 million of additional revenue resulting from the ancotel acquisition, (ii) $31.8 million of revenue from our recently-opened IBX data center expansions in the Amsterdam, Frankfurt, London and Paris metro areas and (iii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. During the year ended December 31, 2012, currency fluctuations resulted in approximately $22.8 million of net unfavorable foreign currency impact on our EMEA revenues primarily due to the generally stronger U.S. dollar relative to the British pound, Euro and Swiss Franc during the year ended December 31, 2012 compared to the year ended December 31, 2011.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 37% and 40%, respectively, of the regional revenues for the years ended December 31, 2012 and 2011. Our Asia-Pacific revenue growth was due to (i) $23.1 million of additional revenue resulting from the Asia Tone acquisition, (ii) $9.5 million of revenue generated from our recently-opened IBX center expansions in the Hong Kong, Shanghai, Singapore and Sydney metro areas and (iii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above, in both our new and existing IBX data centers. For the year ended December 31, 2012, the impact of foreign currency fluctuations on our Asia-Pacific revenues was not significant when compared to average exchange rates of the year ended December 31, 2011.

Cost of Revenues. Our cost of revenues for the years ended December 31, 2012 and 2011 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2012	%	2011	%	Actual	Constant currency
Americas	$533,313	57%	$486,633	59%	10%	10%
EMEA	230,239	24%	212,967	26%	8%	15%
Asia-Pacific	181,065	19%	129,424	15%	40%	40%

Total	$944,617	100%	$829,024	100%	14%	16%

	Years ended December 31,
	2012	2011
Cost of revenues as a percentage of revenues:
Americas	46%	49%
EMEA	53%	59%
Asia-Pacific	60%	59%
Total	50%	53%

Americas Cost of Revenues. Our Americas cost of revenues for the years ended December 31, 2012 and 2011 included $197.3 million and $178.9 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to both our organic IBX data center expansion activity and acquisitions. Excluding depreciation expense, the increase in our Americas cost of revenues was primarily due to (i) $9.4 million of incremental Americas cost of revenues resulting from the ALOG acquisition, (ii) $7.0 million of higher compensation costs, including general salaries, bonuses and stock-based compensation cost, (iii) $5.9 million of higher costs associated with certain revenues from offerings provided to customers and (iv) $4.6 million of higher property taxes. During the year ended December 31, 2012, the impact of foreign currency fluctuations on our Americas cost of revenues was not significant when compared to average exchange rates of the year ended December 31, 2011.

EMEA Cost of Revenues. EMEA cost of revenues for the years ended December 31, 2012 and 2011 included $69.4 million and $67.0 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to both our organic IBX data center expansion activity and acquisitions. Excluding depreciation expense, the increase in EMEA cost of revenues was primarily due to (i) $4.4 million of additional cost of revenues resulting from the ancotel acquisition, (ii) an increase of $6.5 million in utility costs arising from increased customer installations and revenues attributed to customer growth and (iii) $3.2 million of higher costs associated with costs of equipment sales. During the year ended December 31, 2012, currency fluctuations resulted in approximately $13.7 million of net favorable foreign currency impact on our EMEA cost of revenues primarily due to the generally stronger U.S. dollar relative to the British pound, Euro and Swiss franc during the year ended December 31, 2012 compared to the year ended December 31, 2011.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the years ended December 31, 2012 and 2011 included $71.8 million and $46.7 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to both our organic IBX data center expansion activity and the Asia Tone acquisition. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily due to (i) $10.1 million of additional cost of revenues resulting from the Asia Tone acquisition, (ii) $10.7 million in higher utility costs and (iii) $2.9 million of higher compensation expense, including general salaries, bonuses and headcount growth (excluding the impact of the Asia Tone acquisition, 192 Asia-Pacific employees as of December 31, 2012 versus 153 as of December 31, 2011). For the year ended December 31, 2012, the impact of foreign currency fluctuations on our Asia-Pacific cost of revenues was not significant when compared to average exchange rates of the year ended December 31, 2011.

Sales and Marketing Expenses. Our sales and marketing expenses for the years ended December 31, 2012 and 2011 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2012	%	2011	%	Actual	Constant currency
Americas	$122,970	61%	$103,435	65%	19%	19%
EMEA	52,595	26%	36,528	23%	44%	49%
Asia-Pacific	27,349	13%	18,384	12%	49%	48%

Total	$202,914	100%	$158,347	100%	28%	29%

	Years ended December 31,
	2012	2011
Sales and marketing expenses as a percentage of revenues:
Americas	11%	10%
EMEA	12%	10%
Asia-Pacific	9%	8%
Total	11%	10%

Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was due to (i) $3.8 million of incremental sales and marketing expenses resulting from the ALOG acquisition, (ii) $11.4 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (excluding the impact of the ALOG acquisition, 256 Americas sales and marketing employees as of December 31, 2012 versus 241 as of December 31, 2011) and (iii) $3.4 million of professional fees to support our growth. During the year ended December 31, 2012, the impact of foreign currency fluctuations on our Americas sales and marketing expenses was not significant when compared to average exchange rates of the year ended December 31, 2011.

EMEA Sales and Marketing Expenses. The increase in our EMEA sales and marketing expenses was primarily due to (i) $4.6 million of additional sales and marketing expenses resulting from the ancotel acquisition and (ii) $7.7 million of higher compensation costs, including sales compensation, general salaries, bonuses and stock-based compensation expense and headcount growth (excluding the impact of the ancotel acquisition, 148 EMEA sales and marketing employees as of December 31, 2012 versus 117 as of December 31, 2011). For the year ended December 31, 2012, the impact of foreign currency fluctuations on our EMEA sales and marketing expenses was not significant when compared to average exchange rates of the year ended December 31, 2011.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to (i) $1.9 million of additional sales and marketing expenses resulting from the Asia Tone acquisition and (ii) $6.3 million of higher compensation costs, including sales compensation, general salaries, bonuses and headcount growth (excluding the impact of the Asia Tone acquisition, 95 Asia-Pacific sales and marketing employees as of December 31, 2012 versus 70 as of December 31, 2011). For the year ended December 31, 2012, the impact of foreign currency fluctuations on our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the year ended December 31, 2011.

General and Administrative Expenses. Our general and administrative expenses for the years ended December 31, 2012 and 2011 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2012	%	2011	%	Actual	Constant currency
Americas	$238,178	73%	$191,439	72%	24%	24%
EMEA	57,093	17%	48,936	18%	17%	20%
Asia-Pacific	32,995	10%	25,179	10%	31%	30%

Total	$328,266	100%	$265,554	100%	24%	24%

	Years ended December 31,
	2012	2011
General and administrative expenses as a percentage of revenues:
Americas	21%	19%
EMEA	13%	14%
Asia-Pacific	11%	12%
Total	17%	17%

Americas General and Administrative Expenses. Our Americas general and administrative expenses, which include general corporate expenses, included $1.6 million of additional general and administrative expenses resulting from the ALOG acquisition. Excluding the ALOG acquisition, the increase in our Americas general and administrative expenses was primarily due to (i) $21.2 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (excluding the impact of the ALOG acquisition, 605 Americas general and administrative employees as of December 31, 2012 versus 577 as of December 31, 2011), (ii) $15.4 million of higher professional fees to support our growth and our REIT conversion process and (iii) $4.8 million of higher depreciation expense as a result of our ongoing efforts to support our growth, such as investments in systems. During the year ended December 31, 2012, the impact of foreign currency fluctuations on our Americas general and administrative expenses was not significant when compared to average exchange rates of the year ended December 31, 2011.

EMEA General and Administrative Expenses. The increase in our EMEA general and administrative expenses was primarily due to $3.2 million of additional general and administrative expenses resulting from the ancotel acquisition and (ii) $5.9 million of higher compensation costs, including general salaries, bonuses and headcount growth (excluding the impact of the ancotel acquisition, 196 EMEA general and administrative employees as of December 31, 2012 versus 180 as of December 31, 2011), partially offset by $3.7 million of lower professional fees. For the year ended December 31, 2012, the impact of foreign currency fluctuations on our EMEA general and administrative expenses was not significant when compared to average exchange rates of the year ended December 31, 2011.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to $5.4 million of higher compensation costs, including general salaries, bonuses and headcount growth (excluding the impact of the Asia Tone acquisition, 166 Asia-Pacific general and administrative employees as of December 31, 2012 versus 153 as of December 31, 2011). For the year ended December 31, 2012, the impact of foreign currency fluctuations on our Asia-Pacific general and administrative expenses was not significant when compared to average exchange rates of the year ended December 31, 2011.

Restructuring Charges. During the year ended December 31, 2012, we did not record any restructuring charges. During the year ended December 31, 2011, we recorded restructuring charges totaling $3.5 million primarily related to revised sublease assumptions on our excess leased space in the New York metro area. For additional information, see “Restructuring Charges” in Note 18 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

Loss on debt extinguishment. During the year ended December 31, 2012, we recorded $5.2 million of loss on debt extinguishment due to the repayment and termination of our multi-currency credit facility in the Asia-Pacific region. During the year ended December 31, 2011, no loss on debt extinguishment was recorded.

Income Taxes. During the year ended December 31, 2012, we recorded $58.6 million of income tax expense. The income tax expense recorded during the year ended December 31, 2012 was primarily a result of applying the effective statutory tax rates to our operating income adjusted for permanent tax adjustments for the period and the assessments of valuation allowances of $5.5 million against the net deferred tax assets with certain foreign operating entities. During the year ended December 31, 2011, we recorded $37.3 million of income tax expense. The income tax expense recorded during the year ended December 31, 2011 was primarily a result of applying the effective statutory tax rates to our operating income adjusted for permanent tax adjustments for the period, partially offset by an income tax benefit due to the release of a valuation allowance of $2.5 million associated with certain foreign operating entities. Our effective tax rates were 31.0% and 28.8%, respectively, for the years ended December 31, 2012 and 2011. The cash taxes for 2012 and 2011 were primarily for state and foreign income taxes.

In connection with the planned REIT Conversion, we changed our methods of depreciating and amortizing various data center assets for tax purposes to methods more consistent with the characterization of such assets as real property for REIT purposes. As a result of this decision, we reclassified $89.2 million of non-current deferred tax liabilities to current deferred tax liabilities as of December 31, 2012 associated with taxes that were expected to be paid in the next 12 months. The change in depreciation and amortization method also increased our taxable income for 2012, resulting in an acceleration of the usage of our operating and windfall employee equity award net operating loss carryforwards. As a result of the tax depreciation method change, the taxable gain recognized in the divestiture and the level of operating profits, we utilized most of our net operating losses in the U.S. for which a deferred tax asset had been previously recognized and all of our windfall tax losses in the U.S. for which a deferred tax asset had not been previously recognized. We recorded excess income tax benefits of $84.7 million for the year ended December 31, 2012 in our consolidated balance sheet.

Net Income from Discontinued Operations. For the year ended December 31, 2012, our net income from discontinued operations was $13.1 million, consisting of $11.9 million from the gain on sale of discontinued operations, net of income tax, and $1.2 million of net income from discontinued operations. For the year ended December 31, 2011, our net income from discontinued operations was $1.0 million. For additional information, see “Discontinued Operations” in Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the performance of our segments, measure the operational cash generating abilities of our segments and develop regional growth strategies such as IBX data center expansion decisions. Adjusted EBITDA is the result of our revenues less our adjusted operating expenses. Our adjusted operating expenses exclude depreciation expense, amortization expense, accretion expense, stock-based compensation, restructuring charge, impairment charges and acquisition costs. Periodically, we enter into new lease agreements or amend existing lease agreements. To the extent we conclude that a lease is an operating lease, the rent expense may decrease our adjusted EBITDA whereas to the extent we conclude that a lease is a capital or financing lease, and this lease was previously reported as an operating lease, this outcome may increase our adjusted EBITDA. Our adjusted EBITDA for the years ended December 31, 2012 and 2011 was split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2012	%	2011	%	Actual	Constant currency
Americas	$557,800	62%	$477,527	66%	17%	17%
EMEA	183,612	21%	143,093	20%	28%	35%
Asia-Pacific	146,445	17%	100,884	14%	45%	45%

Total	$887,857	100%	$721,504	100%	23%	24%

Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was primarily due to (i) incremental adjusted EBITDA from the impact of the ALOG acquisition, which generated $13.0 million of adjusted EBITDA, and (ii) higher revenues as result of our IBX data center expansion activity and organic growth as described above. During the year ended December 31, 2012, the impact of foreign currency fluctuations to our Americas adjusted EBITDA was not significant when compared to average exchange rates of the year ended December 31, 2011.

EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to (i) additional adjusted EBITDA from the impact of the ancotel acquisition, which generated $2.4 million of adjusted EBITDA, (ii) higher revenues as result of our IBX data center expansion activity and organic growth as described above and (iii) lower adjusted operating expenses as a percentage of revenues primarily attributable to lower rent and facility costs and utility costs. During the year ended December 31, 2012, currency fluctuations resulted in approximately $10.2 million of net unfavorable foreign currency impact on our EMEA adjusted EBITDA primarily due to generally stronger U.S. dollar relative to the British pound, Euro and Swiss franc during the year ended December 31, 2012 compared to the year ended December 31, 2011.

Asia-Pacific Adjusted EBITDA. The increase in our Asia-Pacific adjusted EBITDA was primarily due to (i) additional adjusted EBITDA from the impact of the Asia Tone acquisition, which generated $12.0 million of adjusted EBITDA, (ii) higher revenues as result of our IBX data center expansion activity and organic growth as described above and (iii) lower adjusted operating expenses as a percentage of revenues primarily attributable to lower rent and facility costs. During the year ended December 31, 2012, the impact of foreign currency fluctuations to our Asia-Pacific adjusted EBITDA was not significant when compared to average exchange rates of the year ended December 31, 2011.

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

We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges and acquisition costs as presented below (in thousands):

	Years ended December 31,
	2013	2012	2011
Income from continuing operations	$460,932	$392,896	$305,922
Depreciation, amortization and accretion expense	431,008	393,543	337,667
Stock-based compensation expense	102,940	82,735	71,137
Restructuring charges	(4,837)	—	3,481
Impairment charges	—	9,861	—
Acquisition costs	10,855	8,822	3,297

Adjusted EBITDA	$1,000,898	$887,857	$721,504

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

Liquidity and Capital Resources

As of December 31, 2013, our total indebtedness was comprised of (i) convertible debt principal totaling $769.7 million from our 3.00% convertible subordinated notes and our 4.75% convertible subordinated notes (gross of discount) and (ii) non-convertible debt and financing obligations totaling $3.4 billion consisting of (a) $2.3 billion of principal from our 7.00%, 5.375% and 4.875% senior notes, (b) $253.2 million of principal from our mortgage and loans payable and (c) $931.2 million from our capital lease and other financing obligations.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, payment of tax liabilities related to the decision to convert to a REIT (see below) and completion of our publicly-announced expansion projects. As of December 31, 2013, we had $1.0 billion of cash, cash equivalents and short-term and long-term investments, of which approximately $833.8 million was held in the U.S. We believe that our current expansion activities in the U.S. can be funded with our U.S.-based cash and cash equivalents and investments. Besides our investment portfolio, additional liquidity available to us from the $550.0 million revolving credit facility that forms part of our $750.0 million credit facility, referred to as the U.S. financing, any further financing activities we may pursue, and customer collections are our primary source of cash. While we believe we have a strong customer base and have continued to experience relatively strong collections, if the current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity.

As of December 31, 2013, we had 17 irrevocable letters of credit totaling $33.2 million issued and outstanding under the U.S. revolving credit line; as a result, we had a total of approximately $516.8 million of additional liquidity available to us under the U.S. revolving credit line. While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and to complete our publicly-announced IBX data center expansion plans, we may pursue additional expansion opportunities, primarily the build out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions, and have also announced our planned conversion to a REIT (see below). While we expect to fund these plans with our existing resources, additional financing, either debt or equity, may be required to pursue certain new or unannounced additional plans, including acquisitions. However, if current market conditions were to deteriorate, we may be unable to secure additional financing or any such additional financing may only be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.

In October 2013, we initiated a program to hedge our exposure to foreign currency exchange rate fluctuations for forecasted revenues and expenses in our EMEA region in order to manage our exposure to foreign currency exchange rate fluctuations between the U.S. dollar and the British Pound, Euro and Swiss Franc. The foreign currency forward contracts that we use to hedge this exposure are designated as cash flow hedges. For additional information, see “Derivatives and Hedging Instruments” in Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Impact of REIT Conversion

We currently estimate that we will incur approximately $75.0 to $85.0 million in costs to support the REIT conversion, in addition to related tax liabilities associated with a change in our methods of depreciating and amortizing various data center assets for tax purposes from our prior methods to current methods that are more consistent with the characterization of such assets as real property for REIT purposes. The total recapture of depreciation and amortization expenses across all relevant assets is expected to result in federal and state tax liability of approximately $360.0 to $380.0 million, which amount became and is generally payable over a four-year period starting in 2012 even if we abandon the REIT conversion for any reason, including failure to obtain a favorable PLR response. Prior to the decision to convert to a REIT, our balance sheet reflected our income tax liability as a non-current deferred tax liability. As a result of the decision to convert to a REIT, our non-current tax liability has been and will continue to be gradually and proportionally reclassified from non-current to current over the four-year period, which started in the third quarter of 2012. The current liability reflects the tax liability that relates to additional taxable income expected to be recognized within the twelve-month period from the date of the balance sheet. If the REIT conversion is successful, we also expect to incur an additional $5.0 to $10.0 million in annual compliance costs in future years. We expect to pay between $145.0 to $200.0 million in cash taxes during 2014 which includes taxes on our operations and any tax impacts required by our plan to convert to a REIT.

In accordance with tax rules applicable to REIT conversions, we expect to issue special distributions to our stockholders of undistributed accumulated earnings and profits of approximately $700.0 million to $1.1 billion (the “E&P distribution”), which we expect to pay out in a combination of up to 20% in cash and at least 80% in the form of our common stock. The estimated E&P distribution may change due to potential changes in certain factors impacting the calculations, such as finalization of the 2013 E&P amounts and the actual financial year 2014 performance of the entities to be included in the REIT structure. We expect to make the E&P distribution only after receiving a favorable PLR from the IRS, obtaining Board approval and completion of other necessary REIT conversion actions. The Company anticipates making an E&P distribution before 2015 with the balance distributed in 2015. In addition, following the completion of the REIT conversion, we intend to declare regular distributions to our stockholders.

Sources and Uses of Cash

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$604,608	$632,026	$587,320
Net cash used in investing activities	(1,169,313)	(442,873)	(1,499,155)
Net cash provided (used in) by financing activities	574,907	(222,721)	748,728

Operating Activities

The decrease in net cash provided by operating activities during 2013 compared to 2012 was primarily attributed to unfavorable working capital activities, such as $87.0 million and $25.3 million, respectively, of higher payments of income taxes and interest expense in 2013, partially offset by improved operating results. The increase in net cash provided by operating activities during 2012 compared to 2011 was primarily due to improved operating results, partially offset by unfavorable working capital activities, such as increased payments of income taxes. Although our collections remain strong, it is possible for some large customer receivables that were anticipated to be collected in one quarter to slip to the next quarter. For example, some large customer receivables that were anticipated to be collected in December 2013 were instead collected in January 2014, which negatively impacted cash flows from operating activities for the year ended December 31, 2013. We expect that we will continue to generate cash from our operating activities throughout 2014 and beyond; however, we expect to pay an increased amount of income taxes until such time that we become a REIT, which will negatively impact the cash we generate from operating activities.

Investing Activities

The increase in net cash used in investing activities during 2013 compared to 2012 was primarily due to $526.1 million of higher purchases of investments and $452.3 million of lower sales and maturities of investments, partially offset by $192.1 million of lower capital expenditures as a result of less expansion activity and $260.2 million of lower business acquisition spending. The decrease in net cash used in investing activities during 2012 compared to 2011 was primarily due to $825.7 million of lower purchases of investments, $320.6 million of higher sales and maturities of investments and $76.5 million of proceeds from the sale of discontinued operations, partially offset by $267.5 million of higher business acquisition spending and $79.1 million of higher capital expenditures. During 2014, we expect that our IBX expansion construction activity will be similar to our 2013 levels. However, if the opportunity to expand is greater than planned and we have sufficient funding to pursue such expansion opportunities, we may increase the level of capital expenditures to support this growth as well as pursue additional business acquisitions, property acquisitions or joint ventures.

Financing Activities

The net cash provided by financing activities for 2013 was primarily due to $1.5 billion of proceeds from the senior notes offering in March 2013, partially offset by $834.7 million for the redemption of the $750.0 million 8.125% senior notes, repayments of various debt and purchases of treasury stock. The net cash used in financing activities for 2012 was primarily due to the repayment of our multi-currency credit facility in the Asia-Pacific region and the settlement of the $250.0 million 2.50% convertible subordinated notes, partially offset by proceeds from the U.S. financing and the ALOG financings. The net cash provided by financing activities for 2011 was primarily due to our $750.0 million 7.00% senior notes offering in July 2011, partially offset by purchases of treasury stock and repayments of various debt. Going forward, we expect that our financing activities will consist primarily of repayment of our debt and additional financings needed to support expansion opportunities, additional acquisitions or joint ventures, or our conversion to a REIT.

Debt Obligations – Convertible Debt

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

Holders of the 4.75% convertible subordinated notes were eligible to convert their notes during the year ended December 31, 2013 and are eligible to convert their notes during the three months ending March 31, 2014, since the stock price condition conversion clause was met during the applicable periods. As of December 31, 2013, had the holders of the 4.75% convertible subordinated notes converted their notes, the 4.75% convertible subordinated notes would have been convertible into a maximum of 4.4 million shares of our common stock.

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

We separately accounted for the liability and equity components of our 4.75% convertible subordinated notes in accordance with the accounting standard for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). For additional information, see “4.75% Convertible Subordinated Notes” in Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

3.00% Convertible Subordinated Notes. In September 2007, we issued $396.0 million aggregate principal amount of 3.00% Convertible Subordinated Notes due October 15, 2014. Interest is payable semi-annually on April 15 and October 15 of each year and commenced in April 2008.

Holders of the 3.00% convertible subordinated notes may convert their notes at their option on any day up to and including the business day immediately preceding the maturity date into shares of our common stock. We do not have the right to redeem the 3.00% convertible subordinated notes at our option. The base conversion rate is 7.436 shares of common stock per $1,000 principal amount of 3.00% convertible subordinated notes, subject to adjustment. This represents a base conversion price of approximately $134.48 per share of common stock. If, at the time of conversion, the applicable stock price of our common stock exceeds the base conversion price, the conversion rate will be determined pursuant to a formula resulting in the receipt of up to 4.4616 additional shares of common stock per $1,000 principal amount of the 3.00% convertible subordinated notes, subject to adjustment. However, in no event would the total number of shares issuable upon conversion of the 3.00% convertible subordinated notes exceed 11.8976 per $1,000 principal amount of 3.00% convertible subordinated notes, subject to anti-dilution adjustments, or the equivalent of $84.05 per share of our common stock or a total of 4.7 million shares of our common stock. As of December 31, 2013, we expect the holders of the 3.00% convertible subordinated notes to convert their notes into shares of our common stock prior to the notes’ maturity date and the 3.00% convertible subordinated notes were convertible into 3.4 million shares of our common stock.

Debt Obligations – Non-Convertible Debt

Senior Notes

4.875% Senior Notes and 5.375% Senior Notes. In March 2013, we issued $1.5 billion aggregate principal amount of senior notes, which consist of $500.0 million aggregate principal amount of 4.875% senior notes due April 1, 2020 and $1.0 billion aggregate principal amount of 5.375% senior notes due April 1, 2023. Interest on both the 4.875% senior notes and the 5.375% senior notes is payable semi-annually on April 1 and October 1 of each year and commenced on October 1, 2013.

The 4.875% senior notes and the 5.375% senior notes are governed by separate indentures dated March 5, 2013, which are referred to as the senior notes indentures, between us, as issuer, and U.S. Bank National Association, as trustee (the “Senior Notes Indentures”). The senior notes indentures contain covenants that limit our ability and the ability of our subsidiaries to, among other things:

•	incur additional debt;

•	pay dividends or make other restricted payments;

•	purchase, redeem or retire capital stock or subordinated debt;

•	make asset sales;

•	enter into transactions with affiliates;

•	incur liens;

•	enter into sale-leaseback transactions;

•	provide subsidiary guarantees;

•	make investments; and

•	merge or consolidate with any other person.

Each of these restrictions has a number of important qualifications and exceptions. The 4.875% senior notes and the 5.375% senior notes are unsecured and rank equal in right of payment with our existing or future senior debt and senior in right of payment to our existing and future subordinated debt. The 4.875% senior notes and the 5.375% senior notes are effectively junior to our secured indebtedness and indebtedness of our subsidiaries.

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

Debt issuance costs related to the 4.875% senior notes and 5.375% senior notes, net of amortization, were $18.5 million as of December 31, 2013.

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

Debt issuance costs related to the 7.00% senior notes, net of amortization, were $10.7 million as of December 31, 2013.

8.125% Senior Notes. In February 2010, we issued $750.0 million aggregate principal amount of 8.125% senior notes due March 1, 2018. The indenture governing the 8.125% senior notes permitted us to redeem the 8.125% senior notes at the redemption prices set forth in the 8.125% senior notes indenture plus accrued and unpaid interest to, but not including the redemption date.

In April 2013, we redeemed all of the 8.125% senior notes and incurred a loss on debt extinguishment. See Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Loans Payable

U.S. Financing. In June 2012, we entered into a credit agreement with a group of lenders for a $750.0 million credit facility, referred to as the U.S. financing, comprised of a $200.0 million term loan facility, referred to as the U.S. term loan, and a $550.0 million multicurrency revolving credit facility, referred to as the U.S. revolving credit line. The U.S. financing contains several financial covenants with which we must comply on a quarterly basis, including a maximum senior leverage ratio covenant, a minimum fixed charge coverage ratio covenant and a minimum tangible net worth covenant. The U.S. financing is guaranteed by certain of our domestic subsidiaries and is secured by our and the guarantors’ accounts receivable as well as pledges of the equity interests of certain of our direct and indirect subsidiaries. The U.S. term loan and U.S. revolving credit line both have a five-year term, subject to the satisfaction of certain conditions with respect to our outstanding convertible subordinated notes. We are required to repay the principal balance of the U.S. term loan in equal quarterly installments over the term. The U.S. term loan bears interest at a rate based on LIBOR or, at our option, the base rate, which is defined as the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate and (c) one-month LIBOR plus 1.00%, plus, in either case, a margin that varies as a function of our senior leverage ratio in the range of 1.25%-2.00% per annum if we elect to use the LIBOR index and in the range of 0.25%-1.00% per annum if we elect to use the base rate index. In July 2012, we fully utilized the U.S. term loan and used the funds to prepay the outstanding balance of and terminate a multi-currency credit facility in our Asia-Pacific region. The U.S. revolving credit line allows us to borrow, repay and reborrow over the term. The U.S. revolving credit line provides a sublimit for the issuance of letters of credit of up to $150.0 million at any one time. We may use the U.S. revolving credit line for working capital, capital expenditures, issuance of letters of credit, and other general corporate purposes. Borrowings under the U.S. revolving credit line bear interest at a rate based on LIBOR or, at our option, the base rate, as defined above, plus, in either case, a margin that varies as a function of our senior leverage ratio in the range of 0.95%-1.60% per annum if we elect to use the LIBOR index and in the range of 0.00%-0.60% per annum if we elect to use the base rate index. We are required to pay a quarterly letter of credit fee on the face amount of each letter of credit, which fee is based on the same margin that applies from time to time to LIBOR-indexed borrowings under the U.S. revolving credit line. We are also required to pay a quarterly facility fee ranging from 0.30%-0.40% per annum of the U.S. revolving credit line, regardless of the amount utilized, which fee also varies as a function of our senior leverage ratio.

In February 2013, the U.S. financing was amended to modify certain definitions of items used in the calculation of the financial covenants with which we must comply on a quarterly basis to exclude the write-off of any unamortized debt issuance costs that were incurred in connection with the issuance of the 8.125% senior notes; to exclude one-time transaction costs, fees, premiums and expenses incurred by us in connection with the issuance of the 4.875% senior notes and 5.375% senior notes and the redemption of the 8.125% senior notes; and to exclude the 8.125% senior notes from the calculation of total leverage for the period ended March 31, 2013, provided that certain conditions in connection with the redemption of the 8.125% senior notes were satisfied. The amendment also postponed the step-down of the maximum senior leverage ratio covenant from the three months ended March 31, 2013 to the three months ended September 30, 2013.

In September 2013, the U.S. financing was further amended. Among other changes, the amendment (i) modified certain covenants to accommodate our planned conversion to a REIT, and related matters; (ii) replaced the maximum senior leverage ratio covenant with a maximum senior net leverage ratio covenant and modified the minimum fixed charge coverage ratio and tangible net worth covenants; (iii) modified certain defined terms used in the calculation of the financial covenants to exclude certain expenses incurred by us in connection with our planned REIT conversion; and (iv) permits us to request an increase to the U.S. revolving credit line of up to an additional $250.0 million, subject to various conditions including the receipt of lender commitments.

As of December 31, 2013, we had $140.0 million outstanding under the U.S. term loan with an effective interest rate of 2.17% per annum. As of December 31, 2013, we had 17 irrevocable letters of credit totaling $33.2 million issued and outstanding under the U.S. Revolving Credit Line. As a result, the amount available to us to borrow under the U.S. revolving credit line was $516.8 million as of December 31, 2013. As of December 31, 2013, we were in compliance with all covenants of the U.S. financing. Debt issuance costs related to the U.S. financing, net of amortization, were $8.0 million as of December 31, 2013.

ALOG Financings. In June 2012, ALOG completed a 100.0 million Brazilian real borrowing agreement, or approximately $48.8 million, referred to as the 2012 ALOG financing. The 2012 ALOG financing has a five-year term with semi-annual principal payments beginning in the third year of its term and quarterly interest payments during the entire term. The 2012 ALOG financing bears an interest rate of 2.75% above the local borrowing rate. The 2012 ALOG financing contains financial covenants, which ALOG must comply with annually, consisting of a leverage ratio and a fixed charge coverage ratio. As of December 31, 2013, we were in compliance with all financial covenants under the 2012 ALOG financing. The 2012 ALOG financing is not guaranteed by ALOG or us. The 2012 ALOG financing is not secured by ALOG’s or our assets. The 2012 ALOG financing has a final maturity date of June 2017. In September 2012, ALOG fully utilized the 2012 ALOG financing and used a portion of the funds to prepay and terminate ALOG loans payable outstanding. As of December 31, 2013, the effective interest rate under the 2012 ALOG financing was 12.52% per annum.

In November 2013, ALOG completed a 60.3 million Brazilian real borrowing agreement, or approximately $25.5 million, referred to as the 2013 ALOG financing. The 2013 ALOG financing has a five-year term with semi-annual principal payments beginning in the third year of its term and semi-annual interest payments during the entire term. The 2013 ALOG Financing bears an interest rate of 2.25% above the local borrowing rate. The 2013 ALOG Financing contains financial covenants, which ALOG must comply with annually, consisting of a leverage ratio and a fixed charge coverage ratio. As of December 31, 2013, we were in compliance with all financial covenants under the 2013 ALOG financing. The 2013 ALOG financing is not guaranteed by ALOG or us. The 2013 ALOG financing is not secured by ALOG’s or our assets. The 2013 ALOG financing has a final maturity date of November 2018. During the three months ended December 31, 2013, ALOG fully utilized the 2013 ALOG financing. As of December 31, 2013, the effective interest rate under the 2013 ALOG financing was 12.24% per annum.

Capital Lease and Other Financing Obligations

We have numerous capital lease and other financing obligations with maturity dates ranging from 2015 to 2053 under which a total principal balance of $931.2 million remained outstanding as of December 31, 2013 with a weighted average effective interest rate of 7.89%. For further information on our capital leases and other financing obligations, see “Capital Leases and Other Financing Obligations” in Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Contractual Obligations and Off-Balance-Sheet Arrangements

We lease a majority of our IBX data centers and certain equipment under non-cancelable lease agreements expiring through 2053. The following represents our debt maturities, financings, leases and other contractual commitments as of December 31, 2013 (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Convertible debt(1)	$395,986	$—	$373,724	$—	$—	$—	$769,710
Senior notes(2)	—	—	—	—	—	2,250,000	2,250,000
U.S. term loan(2)	40,000	40,000	40,000	20,000	—	—	140,000
ALOG financings(2)	12,096	15,742	19,389	13,346	7,309	—	67,882
ALOG loans payable(2)	—	342	411	411	410	68	1,642
Mortgage payable(2)	1,221	1,274	1,330	1,387	1,447	36,838	43,497
Other loan payable(2)	65	—	—	—	—	—	65
Paris 4 IBX financing(3)	122	—	—	—	—	—	122
Interest(4)	169,032	157,479	145,945	134,313	132,838	441,351	1,180,958
Capital lease and other financing obligations(5)	85,386	94,865	99,663	100,681	105,009	1,187,512	1,673,116
Operating leases(6)	91,658	81,848	79,806	75,692	72,817	552,357	954,178
Other contractual commitments(7)	299,079	39,133	1,141	1,000	285	4,346	344,984
Asset retirement obligations(8)	4,339	1,984	540	7,714	3,241	41,730	59,548
ALOG acquisition contingent consideration(9)	1,757	2,021	2,926	—	—	—	6,704
Redeemable non-controlling interests	123,902	—	—	—	—	—	123,902

	$1,224,643	$434,688	$764,875	$354,544	$323,356	$4,514,202	$7,616,308

(1)	Represents principal only. As of December 31, 2013, had the holders of the 3.00% convertible subordinated notes due 2014 converted their notes, the 3.00% convertible subordinated notes would have been convertible into approximately 3.4 million shares of our common stock, which would have a total value of $598.1 million based on the closing price of our common stock on December 31, 2013. As of December 31, 2013, had the holders of the 4.75% convertible subordinated notes due 2016 converted their notes, the 4.75% convertible subordinated notes would have been convertible into approximately 4.4 million shares of our common stock, which would have a total value of $786.5 million based on the closing price of our common stock on December 31, 2013.
(2)	Represents principal only.
(3)	Represents total payments to be made under two agreements to purchase and develop the Paris 4 IBX center.
(4)	Represents interest on ALOG financings, convertible debt, mortgage payable, senior notes and U.S. term loan based on their approximate interest rates as of December 31, 2013.
(5)	Represents principal and interest.
(6)	Represents minimum operating lease payments, excluding potential lease renewals.
(7)	Represents unaccrued contractual commitments. Other contractual commitments are described below.
(8)	Represents liability, net of future accretion expense.
(9)	Represents unaccrued ALOG acquisition contingent consideration, subject to reduction for any post-closing balance sheet adjustments and any claims for indemnification, and includes the portion of the contingent consideration that will be funded by Riverwood Capital L.P., who has an indirect, non-controlling equity interest in ALOG. As of December 31, 2013, we accrued approximately $419 of ALOG acquisition contingent consideration.

In connection with certain of our leases and other contracts requiring deposits, we entered into 17 irrevocable letters of credit totaling $33.2 million under the senior revolving credit line. These letters of credit were provided in lieu of cash deposits under the senior revolving credit line. If the landlords for these IBX leases decide to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the senior revolving credit line. These contingent commitments are not reflected in the table above.

We had accrued liabilities related to uncertain tax positions totaling approximately $27.1 million as of December 31, 2013. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.

Primarily as a result of our various IBX data center expansion projects, as of December 31, 2013, we were contractually committed for $155.1 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during 2014 and thereafter, is reflected in the table above as “other contractual commitments.”

We had other non-capital purchase commitments in place as of December 31, 2013, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2014 and beyond. Such other purchase commitments as of December 31, 2013, which total $189.8 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $230 million to $270 million, in addition to the $155.1 million in contractual commitments discussed above as of December 31, 2013, in our various IBX data center expansion projects during 2014 and thereafter in order to complete the work needed to open these IBX data centers. These non-contractual capital expenditures are not reflected in the table above. If we so choose, whether due to economic factors or other considerations, we could delay these non-contractual capital expenditure commitments to preserve liquidity.

Other Off-Balance-Sheet Arrangements

We have various guarantor arrangements with both our directors and officers and third parties, including customers, vendors and business partners. As of December 31, 2013, there were no significant liabilities recorded for these arrangements. For additional information, see “Guarantor Arrangements” in Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

As of December 31, 2013 and 2012, we recorded a total of net deferred tax assets of $95.6 million and net deferred tax liabilities of $30.1 million, respectively. As of December 31, 2013 and 2012, we had a total valuation allowance of $31.1 million and $44.9 million, respectively. During the year ended December 31, 2013, we decided to provide a full valuation allowance against the net deferred tax assets associated with certain foreign operating entities, which resulted in an insignificant income tax expense in our results of operations. During the year ended December 31, 2012, we decided to provide a full valuation allowance against the net deferred tax assets associated with certain foreign operating entities which resulted in an income tax expense of $5.5 million in our results of operations.

Our decisions to release our valuation allowances were based on our belief that the operations of these jurisdictions had achieved a sufficient level of profitability and will sustain a sufficient level of profitability in the future to support the release of these valuation allowances based on relevant facts and circumstances. However, if our assumptions on the future performance of these jurisdictions prove not to be correct and these jurisdictions are not able to sustain a sufficient level of profitability to support the associated deferred tax assets on our consolidated balance sheet, we will have to impair our deferred tax assets through an additional valuation allowance, which would impact our financial position and results of operations in the period such a determination is made.

Our remaining valuation allowances as of December 31, 2013 was $31.1 million and primarily relates to certain of our subsidiaries outside of the U.S. If and when we release our remaining valuation allowances, it will have a favorable impact to our financial position and results of operations in the periods such determinations are made. We will continue to assess the need for our valuation allowances, by country or location, in the future.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
As of December 31, 2013 and 2012, we had unrecognized tax benefits of $36.6 million and $25.0 million, respectively, exclusive of interest and penalties. During the year ended December 31, 2013, the unrecognized tax benefits increased by $11.6 million primarily due to losses of certain foreign operating entities, which more likely than not, will not benefit the operating entities. During the year ended December 31, 2012, the unrecognized tax benefits decreased by $9.0 million primarily due to the settlement of a tax audit and the lapse of statutes of limitations in our foreign operations. The unrecognized tax benefits of $36.6 million as of December 31, 2013, if subsequently recognized, will affect our effective tax rate favorably at the time when such benefits are recognized.
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

During the last three years, we have completed several business combinations, including the Frankfurt Kleyer 90 Carrier Hotel acquisition in October 2013, the Dubai IBX data center acquisition in November 2012, the Asia Tone and ancotel acquisitions in July 2012 and ALOG acquisition in April 2011. Our measurement period for the Frankfurt Kleyer 90 Carrier Hotel acquisition will remain open through the fourth quarter of 2014. The purchase price allocation for the ALOG, Asia Tone and ancotel and Dubai IBX data center acquisitions was completed in the second quarter of 2012, third quarter of 2013 and fourth quarter of 2013, respectively.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we used to complete the purchase price allocations and the fair value of assets acquired and liabilities assumed. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material, which would be recorded in our statements of operations in 2014.

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

During the year ended December 31, 2013, we completed annual goodwill impairment reviews of the Americas reporting unit, the EMEA reporting unit and the Asia-Pacific reporting unit and concluded that there was no impairment as the fair value of these reporting units exceeded their carrying value.

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

As of December 31, 2013, goodwill attributable to the Americas reporting unit, the EMEA reporting unit and the Asia-Pacific reporting unit was $471.8 million, $435.0 million and $135.3 million, respectively.

Future events, changing market conditions and any changes in key assumptions may result in an impairment charge. While we have not recorded an impairment charge against our goodwill to date, the development of adverse business conditions in our Americas, EMEA or Asia-Pacific reporting units, such as higher than anticipated customer churn or significantly increased operating costs, or significant deterioration of our market comparables that we use in the market approach, could result in an impairment charge in future periods.

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

While there are numerous judgments and uncertainties involved in accounting for property, plant and equipment that are significant, arriving at the estimated useful life of an asset requires the most critical judgment for us and changes to these estimates would have the most significant impact on our financial position and results of operations. When we lease a property for our IBX data centers, we generally enter into long-term arrangements with initial lease terms of at least 8-10 years and with renewal options generally available to us. During the next several years, a number of leases for our IBX data centers will come up for renewal. As we start approaching the end of these initial lease terms, we will need to reassess the estimated useful lives of our property, plant and equipment. In addition, we may find that our estimates for the useful lives of non-leased assets may also need to be revised periodically. We periodically review the estimated useful lives of certain of our property, plant and equipment and changes in these estimates in the future are possible.

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

During the quarter ended December 31, 2012, we revised the estimated useful lives of certain of our property, plant and equipment. As a result, we recorded approximately $5.0 million of lower depreciation expense for the quarter ended December 31, 2012 due to extending the estimated useful lives of certain of our property, plant and equipment. We undertook this review due to our determination that we were generally using certain of our existing assets longer than originally anticipated and, therefore, the estimated useful lives of certain of our property, plant and equipment has been lengthened. This change was accounted for as a change in accounting estimate on a prospective basis effective October 1, 2012 under the accounting standard for change in accounting estimates. We did not revise the estimated useful lives of our property, plant and equipment during the years ended December 31, 2013 and 2011.

Additionally, during the year ended December 31, 2012, we recorded impairment charges totaling $9.9 million associated with certain long-lived assets, of which $7.0 million was associated with property, plant and equipment. No impairment charges were recorded during the years ended December 31, 2013 and 2011.

As of December 31, 2013 and 2012, we had property, plant and equipment of $4.6 billion and $3.9 billion, respectively. During the years ended December 31, 2013, 2012 and 2011, we recorded depreciation expense of $405.5 million, $367.0 million and $314.7 million, respectively. Further changes in our estimated useful lives of our property, plant and equipment could have a significant impact on our results of operations.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
The assessment of long-lived assets for impairment requires assumptions and estimates of undiscounted and discounted future cash flows. These assumptions and estimates require significant judgment and are inherently uncertain.

As of December 31, 2013 and 2012, we had property, plant and equipment under capital leases and other financing obligations of $949.0 million and $555.7 million, respectively. During the years ended December 31, 2013, 2012 and 2011, we recorded depreciation expense of $32.5 million, $18.8 million and $14.2 million, respectively, related to property, plant and equipment under capital leases and other financing obligations.

Additionally, during the years ended December 31, 2013, 2012 and 2011, we recorded rent expense of $112.7 million, $113.3 million and $111.8 million under operating leases.

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

Investment Portfolio Risk

We maintain an investment portfolio of various holdings, types, and maturities. All of our marketable securities are designated as available-for-sale and, therefore, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a component of other comprehensive income, net of tax. We consider various factors in determining whether we should recognize an impairment charge for our securities, including the length of time and extent to which the fair value has been less than our cost basis and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery. The Company anticipates that it will recover the entire cost basis of these securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the year ended December 31, 2013.

As of December 31, 2013, our investment portfolio of cash equivalents and marketable securities consisted of money market fund investments, U.S. government and agency obligations, commercial paper and certificates of deposits, corporate bonds, and asset backed securities. Excluding the U.S. government holdings, which carry a lower risk and lower return in comparison to other securities in the portfolio, the remaining amount in our investment portfolio that could be susceptible to market risk totaled $413.1 million.

Interest Rate Risk

Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities. As of December 31, 2013, the average duration of our portfolio was less than one year. An immediate hypothetical shift in the yield curves of plus or minus 50 basis points from their position as of December 31, 2013, could decrease or increase the fair value of our investment portfolio by approximately $2.0 million to $3.0 million. This sensitivity analysis assumes a parallel shift of all interest rates, however, interest rates do not always move in such a manner and actual results may differ materially. We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities during the year ended December 31, 2013.

An immediate 10% increase or decrease in current interest rates from their position as of December 31, 2013 would not have a material impact on our debt obligations due to the fixed nature of the majority of our debt obligations. However, the interest expense associated with our U.S. financing and ALOG financings, which bear interest at variable rates could be affected. For every 100 basis point change in interest rates, our annual interest expense could increase or decrease by a total of approximately $2.1 million based on the total balance of our primary borrowings under the U.S. term loan and the ALOG financings as of December 31, 2013. As of December 31, 2013, we had not employed any interest rate derivative products to help manage our debt obligations. However, we may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.

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

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage and loans payable	$253,208	$254,607	$240,962	$238,793
Convertible debt	724,202	1,009,744	708,726	1,144,568
Senior Notes	2,250,000	2,302,290	1,500,000	1,661,400

Foreign Currency Risk

The majority of our revenue is denominated in U.S. dollars, generated mostly from customers in the U.S. However, approximately 46% of our revenues and 48% of our operating costs are attributable to Brazil, Canada and the EMEA and Asia-Pacific regions and a large portion of those revenues and costs are denominated in a currency other than the U.S. dollar, primarily the Brazilian Reais, Canadian dollar, British pound, Euro, Swiss franc, United Arab Emirates dirham, Australian dollar, Chinese Yuan, Hong Kong dollar, Japanese yen and Singapore dollar. As a result, our operating results and cash flows are impacted by currency fluctuations relative to the U.S. dollar. To protect against certain reductions in value caused by changes in currency exchange rates, we have established a risk management program to offset some of the risk of carrying assets and liabilities denominated in foreign currencies. As a result, we enter into foreign currency forward contracts to manage the risk associated with certain foreign currency-denominated assets and liabilities. Beginning in the fourth quarter of 2013, we entered into foreign currency forward contracts to help manage our exposure to foreign currency exchange rate fluctuations for forecasted revenues and expenses in our EMEA region. Our risk management program reduces, but does not entirely eliminate, the impact of currency exchange rate movements and its impact on the consolidated statements of operations. As of December 31, 2013, the outstanding foreign currency forward contracts had maturities of less than two years.

For the foreseeable future, we anticipate that approximately 40-50% of our revenues and operating costs will continue to be generated and incurred outside of the U.S. in currencies other than the U.S. dollar. During fiscal 2013, the U.S. dollar was generally strong relative to certain of the currencies of the foreign countries in which we operate. This overall strength of the U.S. dollar had a negative impact on our consolidated results of operations because the foreign denominations translated into less U.S. dollars. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which we do business could have a significant impact on our consolidated financial position and results of operations including the amount of revenue that we report in future periods.

We may enter into additional hedging activities in the future to mitigate our exposure to foreign currency risk as our exposure to foreign currency risk continues to increase due to our growing foreign operations; however, we do not currently intend to eliminate all foreign currency transaction exposure.

Commodity Price Risk

Certain operating costs incurred by us are subject to price fluctuations caused by the volatility of underlying commodity prices. The commodities most likely to have an impact on our results of operations in the event of price changes are electricity, supplies and equipment used in our IBX data centers. We closely monitor the cost of electricity at all of our locations. We have entered into several power contracts to purchase power at fixed prices during 2014 and beyond in certain locations in the U.S., Australia, Brazil, France, Germany, Japan, the Netherlands, Singapore and the United Kingdom.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework in Internal Control – Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-1 of this Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during the fourth quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

There is no disclosure to report pursuant to Item 9B.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2014 Annual Meeting of Stockholders.

We have adopted a Code of Ethics applicable for the Chief Executive Officer and Senior Financial Officers and a Code of Business Conduct. This information is incorporated by reference to the Equinix proxy statement for the 2014 Annual Meeting of Stockholders and is also available on our website, www.equinix.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2014 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2014 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2014 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2014 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

(a)(2) All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/14/11	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/11/13	3.1

3.4	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.5	Amended and Restated Bylaws of the Registrant.*

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

4.2	Indenture dated September 26, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	9/26/07	4.4

4.3	Form of 3.00% Convertible Subordinated Note Due 2014 (see Exhibit 4.2).

4.4	Indenture dated June 12, 2009 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/12/09	4.1

4.5	Form of 4.75% Convertible Subordinated Note Due 2016 (see Exhibit 4.4).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

4.6	Indenture dated July 13, 2011 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	7/13/11	4.1

4.7	Form of 7.00% Senior Note due 2021 (see Exhibit 4.6)	8-K	7/13/11	4.2

4.8	Indenture for the 2020 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/13	4.1

4.9	Form of 4.875% Senior Note due 2020 (see Exhibit 4.8)	8-K	3/5/13	4.2

4.10	Indenture for the 2023 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/13	4.3

4.11	Form of 5.375% Senior Note due 2023 (see Exhibit 4.10)	8-K	3/5/13	4.4

10.1	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99	10.5

10.2	2000 Equity Incentive Plan, as amended.	10-Q	3/31/12	10.2

10.3	2000 Director Option Plan, as amended.	10-K	12/31/07	10.4

10.4	2001 Supplemental Stock Plan, as amended.	10-K	12/31/07	10.5

10.5	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	S-8 (File No. 333-186873)	2/26/13	99.1

10.6	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/08	10.31

10.7	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/08	10.32

10.8	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.33

10.9	Severance Agreement by and between Peter Ferris and Equinix, Inc. dated December 17, 2008.	10-K	12/31/08	10.34

10.10	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.35

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.11	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.1

10.12	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.2

10.13	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.3

10.14	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.4

10.15	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.5

10.16	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.6

10.17	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.7

10.18	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.8

10.19	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.9

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.20	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company, Inc.	2/5/07	10.9

10.21	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30, 2010.	10-Q	9/30/10	10.42

10.22	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Ferris, Meyers, Smith, Taylor and Van Camp.	10-K	12/31/10	10.33

10.23	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.	10-K	12/31/10	10.34

10.24	Form of Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/11	10.34

10.25	Form of Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/11	10.35

10.26	Form of 2012 Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/12	10.38

10.27	Form of 2012 Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/12	10.39

10.28	Form of 2012 TSR Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/12	10.40

10.29	Form of 2012 TSR Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/12	10.41

10.30	Credit Agreement, by and among Equinix, Inc., as borrower, Equinix Operating Co., Inc., Equinix Pacific, Inc., Switch & Data Facilities Company, Inc., Switch & Data Holdings, Inc. and Equinix Services, Inc., as guarantors, the Lenders (defined therein), Bank of America, N.A., as administrative agent, a Lender and L/C issuer, Wells Fargo Bank, National Association, as syndication agent, the Co-Documentation Agents (defined therein) and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole book manager, dated June 28, 2012.	10-Q	6/30/12	10.39

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.31	English Translation of Shareholders’ Agreement, dated as of October 31, 2012, among Equinix South America Holdings, LLC, RW Brasil Fundo de Investimento em Participações, Sidney Victor da Costa Breyer and Antonio Eduardo Zago de Carvalho, and as intervening party, Alog Soluções de Tecnologia em Informática s.a., and, for the limited purposes set forth herein, Equinix, Inc., Riverwood Capital L.P., Riverwood Capital Partners L.P., Riverwood Capital Partners (Parallel – A) L.P. and Riverwood Capital Partners (Parallel – B) L.P.	10-K	12/31/12	10.39

10.32	Lease Agreement, by and between 271 Front Inc. and Equinix Canada Ltd., dated November 30, 2012.	10-K	12/31/12	10.40

10.33	Indemnity Agreement, by Equinix, Inc. in favor of 271 Front Inc., dated November 30, 2012.	10-K	12/31/12	10.41

10.34	Third Amendment to Credit Agreement by and among Equinix, Inc., the lenders party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer thereunder, dated as of February 27, 2013.	8-K	3/5/13	10.1

10.35	Offer Letter from Equinix, Inc. to Sara Baack dated July 31, 2012.	10-Q	3/31/13	10.42

10.36	Restricted Stock Unit Agreement for Sara Baack under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/13	10.43

10.37	Change in Control Severance Agreement by and between Sara Baack and Equinix, Inc. dated July 31, 2012.	10-Q	3/31/13	10.44

10.38	Equinix, Inc. 2013 Incentive Plan.	10-Q	3/31/13	10.45

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.39	Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/13	10.46

10.40	Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/13	10.47

10.41	Form of TSR Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/13	10.48

10.42	Form of TSR Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/13	10.49

10.43	Agreement to Develop and Lease, by and between Equinix Singapore Pte Ltd and Mapletree Industrial Trust, dated March 27, 2013.	10-Q	3/31/13	10.50

10.44	International Long-Term Assignment Letter by and between Equinix, Inc. and Eric Schwartz, dated May 21, 2013.	10-Q	6/30/13	10.51

10.45	Fourth Amendment, Consent, Limited Release and Substitution Agreement to Credit Agreement by and among Equinix, Inc., the lenders party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer thereunder, dated as of May 31, 2013.	10-Q	6/30/13	10.52

10.46	Fifth Amendment to Credit Agreement by and among Equinix, Inc., the lenders party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer thereunder, dated as of September 26, 2013.	10-Q	9/30/13	10.53

10.47	Employment Agreement by and between Equinix (EMEA) B.V. and Eric Schwartz, dated as of August 7, 2013.	10-Q	9/30/13	10.54

10.48	Restricted Stock Unit Agreement dated August 14, 2013 for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	9/30/13	10.55

18.2	Preferable Accounting Principles Letter from Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm, dated April 24, 2013.	10-Q	3/31/13	18.2

21.1	Subsidiaries of Equinix, Inc.				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Document.				X

101.DEF	XBRL Taxonomy Extension Definition Document.				X

101.LAB	XBRL Taxonomy Extension Labels Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Document.				X

*	Filed to correct a scribner’s error in previously-filed version.

(b) Exhibits.

See (a) (3) above.

(c) Financial Statement Schedule.

See (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 16(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUINIX, INC. (Registrant)

February 28, 2014	By	/s/ STEPHEN M. SMITH
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

Signature	Title	Date

/s/ STEPHEN M. SMITH Stephen M. Smith	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2014

/s/ KEITH D. TAYLOR Keith D. Taylor	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2014

/s/ PETER F. VAN CAMP Peter F. Van Camp	Director	February 28, 2014

/s/ THOMAS A. BARTLETT Thomas A. Bartlett	Director	February 28, 2014

/s/ GARY F. HROMADKO Gary F. Hromadko	Director	February 28, 2014

/s/ SCOTT G. KRIENS Scott G. Kriens	Director	February 28, 2014

/s/ WILLIAM K. LUBY William K. Luby	Director	February 28, 2014

/s/ IRVING F. LYONS, III Irving F. Lyons, III	Director	February 28, 2014

/s/ CHRISTOPHER B. PAISLEY Christopher B. Paisley	Director	February 28, 2014

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.5	Amended and Restated Bylaws of the Registrant.*

21.1	Subsidiaries of Equinix, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Labels Document.

101. PRE	XBRL Taxonomy Extension Presentation Document.

*	Filed to correct a scribner’s error in previously-filed version.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Equinix, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Equinix, Inc. (the “Company”) and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, CA

February 28, 2014

EQUINIX, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2013	2012 (as revised)
Assets
Current assets:
Cash and cash equivalents	$261,894	$252,213
Short-term investments	369,808	166,492
Accounts receivable, net of allowance for doubtful accounts of $6,640 and $3,716	184,840	163,840
Other current assets	72,118	57,547

Total current assets	888,660	640,092
Long-term investments	398,390	127,819
Property, plant and equipment, net	4,591,650	3,915,738
Goodwill	1,042,153	1,042,564
Intangible assets, net	184,182	201,562
Other assets	387,324	208,022

Total assets	$7,492,359	$6,135,797

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$263,223	$268,853
Accrued property, plant and equipment	64,601	63,509
Current portion of capital lease and other financing obligations	17,214	15,206
Current portion of mortgage and loans payable	53,508	52,160
Other current liabilities	147,958	149,344

Total current liabilities	546,504	549,072
Capital lease and other financing obligations, less current portion	914,032	545,853
Mortgage and loans payable, less current portion	199,700	188,802
Convertible debt	724,202	708,726
Senior notes	2,250,000	1,500,000
Other liabilities	274,955	245,725

Total liabilities	4,909,393	3,738,178

Redeemable non-controlling interests (Note 11)	123,902	84,178

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 100,000,000 shares authorized in 2013 and 2012; zero shares issued and outstanding in 2013 and 2012	—	—
Common stock, $0.001 par value per share; 300,000,000 shares authorized in 2013 and 2012; 50,233,224 issued and 49,589,008 outstanding in 2013 and 49,139,851 issued and 48,776,108 outstanding in 2012	50	49
Additional paid-in capital	2,693,887	2,582,238
Treasury stock, at cost; 644,216 shares in 2013 and 363,743 shares in 2012	(84,663)	(36,676)
Accumulated other comprehensive loss	(113,767)	(101,042)
Accumulated deficit	(36,443)	(131,128)

Total stockholders’ equity	2,459,064	2,313,441

Total liabilities, redeemable non-controlling interests and stockholders’ equity	$7,492,359	$6,135,797

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years ended December 31,
	2013	2012 (as revised)	2011 (as revised)
Revenues	$2,152,766	$1,887,376	$1,565,625

Costs and operating expenses:
Cost of revenues	1,064,403	944,617	829,024
Sales and marketing	246,623	202,914	158,347
General and administrative	374,790	328,266	265,554
Restructuring charges	(4,837)	—	3,481
Impairment charges	—	9,861	—
Acquisition costs	10,855	8,822	3,297

Total costs and operating expenses	1,691,834	1,494,480	1,259,703

Income from operations	460,932	392,896	305,922
Interest income	3,387	3,466	2,280
Interest expense	(248,792)	(200,328)	(181,303)
Other income (expense)	5,253	(2,208)	2,821
Loss on debt extinguishment	(108,501)	(5,204)	—

Income from continuing operations before income taxes	112,279	188,622	129,720
Income tax expense	(16,156)	(58,564)	(37,347)

Net income from continuing operations	96,123	130,058	92,373
Discontinued operations, net of tax (Note 5):
Net income from discontinued operations	—	1,234	1,009
Gain on sale of discontinued operations	—	11,852	—

Net income	96,123	143,144	93,382
Net (income) loss attributable to redeemable non-controlling interests	(1,438)	(3,116)	1,394

Net income attributable to Equinix	$94,685	$140,028	$94,776

Earnings per share (“EPS”) attributable to Equinix (Note 4):
Basic EPS from continuing operations	$1.92	$2.65	$1.75
Basic EPS from discontinued operations	—	0.27	0.02

Basic EPS	$1.92	$2.92	$1.77

Weighted-average shares	49,438	48,004	46,956

Diluted EPS from continuing operations	$1.89	$2.58	$1.72
Diluted EPS from discontinued operations	—	0.25	0.02

Diluted EPS	$1.89	$2.83	$1.74

Weighted-average shares	50,116	51,816	47,898

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Comprehensive Income

(in thousands)

	Years ended December 31,
	2013	2012 (as revised)	2011 (as revised)
Net income	$96,123	$143,144	$93,382

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(18,203)	36,194	(38,776)
Unrealized loss on available for sale securities	(298)	(23)	(14)
Unrealized loss on cash flow hedges	(1,750)	—	—

Total other comprehensive income (loss), net of tax	(20,251)	36,171	(38,790)

Comprehensive income, net of tax	75,872	179,315	54,592

Net (income) loss attributable to redeemable non-controlling interests	(1,438)	(3,116)	1,394
Other comprehensive loss attributable to non-controlling interests	7,526	6,485	7,110

Comprehensive income attributable to Equinix	$81,960	$182,684	$63,096

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)

For the Three Years Ended December 31, 2013

(in thousands, except share data)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2010 (as revised)	46,166,689	$46	—	$—	$2,341,586	$(112,018)	$(365,932)	$1,863,682
Net income	—	—	—	—	—	—	93,382	93,382
Net loss attributable to non-controlling interests	—	—	—	—	—	—	1,394	1,394
Other comprehensive loss	—	—	—	—	—	(38,790)	—	(38,790)
Other comprehensive loss attributable to non-controlling interests	—	—	—	—	—	7,110	—	7,110
Issuance of common stock for employee equity awards	1,374,931	2	—	—	38,891	—	—	38,893
Common shares repurchased	—	—	(870,421)	(86,666)	—	—	—	(86,666)
Change in redemption value of redeemable non-controlling interests	—	—	—	—	(11,476)	—	—	(11,476)
Tax benefit from employee stock plans	—	—	—	—	81	—	—	81
Stock-based compensation, net of estimated forfeitures	—	—	—	—	68,541	—	—	68,541

Balances as of December 31, 2011 (as revised)	47,541,620	48	(870,421)	(86,666)	2,437,623	(143,698)	(271,156)	1,936,151
Net income	—	—	—	—	—	—	143,144	143,144
Net income attributable to non-controlling interests	—	—	—	—	—	—	(3,116)	(3,116)
Other comprehensive income	—	—	—	—	—	36,171	—	36,171
Other comprehensive loss attributable to non-controlling interests	—	—	—	—	—	6,485	—	6,485
Issuance of common stock and release of treasury stock for employee equity awards	1,598,231	1	15,069	1,504	59,323	—	—	60,828
Release of treasury stock upon conversions of convertible debt	—	—	623,098	61,850	(61,838)	—	—	12
Common shares repurchased	—	—	(131,489)	(13,364)	—	—	—	(13,364)
Change in redemption value of redeemable non-controlling interests	—	—	—	—	(21,270)	—	—	(21,270)
Tax benefit from employee stock plans	—	—	—	—	84,740	—	—	84,740
Stock-based compensation, net of estimated forfeitures	—	—	—	—	83,660	—	—	83,660

Balances as of December 31, 2012 (as revised)	49,139,851	49	(363,743)	(36,676)	2,582,238	(101,042)	(131,128)	2,313,441
Net income	—	—	—	—	—	—	96,123	96,123
Net income attributable to non-controlling interests	—	—	—	—	—	—	(1,438)	(1,438)
Other comprehensive loss	—	—	—	—	—	(20,251)	—	(20,251)
Other comprehensive loss attributable to non-controlling interests	—	—	—	—	—	7,526	—	7,526
Issuance of common stock and release of treasury stock for employee equity awards	1,093,373	1	8,198	805	31,087	—	—	31,893
Release of treasury stock upon conversions of convertible debt	—	—	68	7	(1)	—	—	6
Common shares repurchased	—	—	(288,739)	(48,799)	—	—	—	(48,799)
Change in redemption value of redeemable non-controlling interests	—	—	—	—	(47,940)	—	—	(47,940)
Tax benefit from employee stock plans	—	—	—	—	25,638	—	—	25,638
Stock-based compensation, net of estimated forfeitures	—	—	—	—	102,865	—	—	102,865

Balances as of December 31, 2013	50,233,224	$50	(644,216)	$(84,663)	$2,693,887	$(113,767)	$(36,443)	$2,459,064

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2013	2012 (as revised)	2011 (as revised)
Cash flows from operating activities:
Net income	$96,123	$143,144	$93,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	405,444	375,004	328,610
Stock-based compensation	102,940	83,025	71,532
Excess tax benefits from stock-based compensation	(27,330)	(72,631)	(81)
Amortization of intangible assets	27,027	23,575	19,064
Amortization of debt issuance costs and debt discounts	23,868	23,365	32,172
Provision for allowance for doubtful accounts	5,819	4,186	4,987
Restructuring charges (reversals)	(4,837)	—	3,481
Impairment charges	—	9,861	—
Loss on debt extinguishment	108,501	5,204	—
Gain on sale of discontinued operations	—	(11,852)	—
Other items	11,543	7,001	9,866
Changes in operating assets and liabilities:
Accounts receivable	(27,956)	(26,601)	(23,061)
Income taxes, net	(108,189)	24,089	24,761
Other assets	(36,853)	2,479	(32,091)
Accounts payable and accrued expenses	7,242	33,538	39,717
Other liabilities	21,266	8,639	14,981

Net cash provided by operating activities	604,608	632,026	587,320

Cash flows from investing activities:
Purchases of investments	(968,971)	(442,870)	(1,268,574)
Sales of investments	276,351	362,266	125,674
Maturities of investments	213,484	579,855	495,865
Purchase of Frankfurt Kleyer 90 Carrier Hotel	(50,092)	—	—
Purchase of Asia Tone, net of cash acquired	755	(202,338)	—
Purchase of ancotel, net of cash acquired	—	(84,236)	—
Purchase of Dubai IBX data center	—	(22,918)	—
Purchase of ALOG, net of cash acquired	—	—	(41,954)
Purchases of real estate	(74,332)	(24,656)	(28,066)
Purchases of other property, plant and equipment	(572,406)	(764,500)	(685,386)
Proceeds from the sale of discontinued operations	—	76,458	—
Increase in restricted cash	(837,190)	(8,696)	(97,724)
Release of restricted cash	843,088	88,762	1,000
Other investing activities, net	—	—	10

Net cash used in investing activities	(1,169,313)	(442,873)	(1,499,155)

Cash flows from financing activities:
Purchases of treasury stock	(48,799)	(13,364)	(86,666)
Proceeds from employee equity awards	31,892	56,137	38,893
Excess tax benefits from stock-based compensation	27,330	72,631	81
Proceeds from senior notes	1,500,000	—	750,000
Proceeds from loans payable	28,038	262,591	95,336
Repayment of senior notes	(750,000)	—	—
Repayment of convertible debt	—	(250,007)	—
Repayment of mortgage and loans payable	(52,500)	(329,111)	(22,829)
Repayment of capital lease and other financing obligations	(40,133)	(12,378)	(10,426)
Debt issuance costs	(23,057)	(9,220)	(15,661)
Debt extinguishment costs	(97,864)	—	—

Net cash provided by (used in) financing activities	574,907	(222,721)	748,728

Effect of foreign currency exchange rates on cash and cash equivalents	(521)	6,958	(911)
Net increase (decrease) in cash and cash equivalents	9,681	(26,610)	(164,018)
Cash and cash equivalents at beginning of year	252,213	278,823	442,841

Cash and cash equivalents at end of year	$261,894	$252,213	$278,823

Supplemental cash flow information:
Cash paid for taxes	$123,690	$36,711	$9,157

Cash paid for interest	$210,629	$185,321	$129,129

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Equinix, Inc. (“Equinix” or the “Company”) was incorporated in Delaware on June 22, 1998. Equinix provides colocation space and related services. Global enterprises, content providers, financial companies and network service providers rely upon Equinix’s insight and expertise to safehouse and connect their most valued information assets. The Company operates International Business Exchange (“IBX”) data centers, or IBX data centers, across 32 markets in the Americas; Europe, Middle East and Africa (“EMEA”) and Asia-Pacific geographic regions where customers directly interconnect with a network ecosystem of partners and customers. More than 975 network service providers offer access to the world’s Internet routes inside the Company’s IBX data centers. This access to Internet routes provides Equinix customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location.

In September 2012, the Company announced that its board of directors approved a plan to pursue conversion to a real estate investment trust (“REIT”) (the “REIT Conversion”). The Company plans to make a tax election for REIT status for the taxable year beginning January 1, 2015.

Basis of Presentation, Consolidation and Foreign Currency

The accompanying consolidated financial statements include the accounts of Equinix and its subsidiaries, including the acquisition of Frankfurt Kleyer 90 Carrier Hotel from October 1, 2013, the alliance with Emirates Integrated Telecommunications Company PJSC (“du”) from November 9, 2012, the acquisitions of Asia Tone Limited (“Asia Tone”) from July 4, 2012, ancotel GmbH (“ancotel”) from July 3, 2012 and ALOG Data Centers do Brasil S.A. and its subsidiaries (“ALOG”) from April 25, 2011. All significant intercompany accounts and transactions have been eliminated in consolidation. Foreign exchange gains or losses resulting from foreign currency transactions, including intercompany foreign currency transactions, that are anticipated to be repaid within the foreseeable future, are reported within other income (expense) on the Company’s accompanying consolidated statements of operations. For additional information on the impact of foreign currencies to the Company’s consolidated financial statements, see “Accumulated Other Comprehensive Income (Loss)” in Note 12 below.

Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the consolidated financial statement presentation as of and for the year ended December 31, 2013.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company’s consolidated statements of operations have been reclassified to reflect its discontinued operations for all periods presented. For further information on the Company’s discontinued operations, see Note 5.

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

A significant portion of the Company’s customer base is comprised of businesses throughout the Americas. However, a portion of the Company’s revenues are derived from the Company’s EMEA and Asia-Pacific operations. The following table sets forth percentages of the Company’s revenues by geographic region for the years ended December 31:

	2013	2012	2011
Americas	59%	61%	63%
EMEA	24%	23%	23%
Asia-Pacific	17%	16%	14%

No single customer accounted for greater than 10% of accounts receivable or revenues as of or for the years ended December 31, 2013, 2012 and 2011.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at the Company’s original cost or fair value for acquired property, plant and equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of the lease term or the estimated useful life of the asset or improvement, unless they are considered integral equipment, in which case they are amortized over the lease term. Leasehold improvements acquired in a business combination are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. Leasehold improvements that are placed into service significantly after and not contemplated at or near the beginning of the lease term are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased.

The Company’s estimated useful lives of its property, plant and equipment are as follows (in years):

IBX plant and machinery	5 - 30
Leasehold improvements	10 - 40
Buildings (1)	10 - 50
IBX equipment	2.5 - 10
Computer equipment and software	3 - 5
Furniture and fixtures	7 - 10

(1)	Includes site improvements.

Effective December 31, 2013, the Company reclassified its site improvements into buildings (see “Property, Plant and Equipment” in Note 6).

During the three months ended December 31, 2012, the Company reassessed the estimated useful lives of certain of its property, plant and equipment as part of a review of the related assumptions. This change was accounted for as a change in accounting estimate on a prospective basis effective October 1, 2012 under the accounting standard for change in accounting estimates. As a result, the Company recorded less depreciation expense for the year ended December 31, 2012, which resulted in the following increases (in thousands, except per share amounts):

Income from operations	$4,968
Net income	3,428
Earnings per share:
Basic	0.07
Diluted	0.07

The Company’s construction in progress includes direct and indirect expenditures for the construction and expansion of IBX data centers and is stated at original cost. The Company has contracted out substantially all of the construction and expansion efforts of its IBX data centers to independent contractors under construction contracts. Construction in progress includes costs incurred under construction contracts including project management services, engineering and schematic design services, design development, construction services and other construction-related fees and services. In addition, the Company has capitalized interest costs during the construction phase. Once an IBX data center or expansion project becomes operational, these capitalized costs are allocated to certain property, plant and equipment categories and are depreciated over the estimated useful life of the underlying assets.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Asset Retirement Costs

The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. Subsequent to the initial measurement, the Company accretes the liability in relation to the asset retirement obligations over time and the accretion expense is recorded as a cost of revenue. The Company’s asset retirement obligations are primarily related to its IBX data centers, of which the majority are leased under long-term arrangements, and, in certain cases, are required to be returned to the landlords in their original condition. The majority of the Company’s IBX data center leases have been subject to significant development by the Company in order to convert them from, in most cases, vacant buildings or warehouses into IBX data centers. The majority of the Company’s IBX data centers’ initial lease terms expire at various dates ranging from 2015 to 2053 and most of them enable the Company to extend the lease terms.

Goodwill and Other Intangible Assets

The Company has three reportable segments comprised of the 1) Americas, 2) EMEA and 3) Asia-Pacific geographic regions, which the Company also determined are its reporting units. As of December 31, 2013, the Company had goodwill attributable to its Americas reporting unit, EMEA reporting unit and Asia-Pacific reporting unit.

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

The Company performed the first step of the two-step goodwill impairment test for its Americas reporting unit, EMEA reporting unit and Asia-Pacific reporting unit during the year ended December 31, 2013. In order to determine the fair value of each reporting unit, the Company utilizes the discounted cash flow and market methods. The Company has consistently utilized both methods in its goodwill impairment tests and weighs both results equally. The Company uses both methods in its goodwill impairment tests as it believes both methods, in conjunction with each other, provide a reasonable estimate of the determination of fair value of each reporting unit – the discounted cash flow method being specific to anticipated future results of the reporting unit and the market method, which is based on the Company’s market sector including its competitors. The assumptions supporting the discounted cash flow method, including the discount rate, which was assumed to be 10.0% for the Americas reporting unit and EMEA reporting unit and 13.0% for the Asia-Pacific reporting unit, was determined using the Company’s best estimates as of the date of the impairment review. As of November 30, 2013, the Company concluded that its goodwill attributed to the Company’s Americas reporting unit, EMEA reporting unit and Asia-Pacific reporting unit was not impaired as the fair value of each reporting unit substantially exceeded the carrying value of its respective reporting unit, including goodwill. In addition, the Company concluded that no events occurred or circumstances changed subsequent to November 30, 2013 through December 31, 2013 that would more likely than not reduce the fair value of the Americas, EMEA and Asia-Pacific reporting units below its carrying value. The Company has performed various sensitivity analyses on certain of the assumptions used in the discounted cash flow method, such as forecasted revenues and discount rate, and notes that no reasonably possible changes would reduce the fair value of the reporting unit to such a level that would cause an impairment charge.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For further information on goodwill and other intangible assets, see Note 6 below.

Derivatives and Hedging Activities

The Company recognizes all derivatives on the consolidated balance sheet at fair value. The accounting for changes in the value of a derivative depends on whether the contract is for trading purposes or has been designated and qualifies for hedge accounting. In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged. In order for a derivative to be designated as a hedge, there must be documentation of the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure, and how effectiveness is to be assessed prospectively and retrospectively. Foreign currency gains or losses associated with derivatives that do not qualify for hedge accounting are recorded within other income (expense), net in the Company’s consolidated statements of operations, with the exception of foreign currency embedded derivatives contained in certain of the Company’s customer contracts (see “Revenue Recognition” below), which are recorded within revenues in the Company’s consolidated statements of operations.

To assess effectiveness of derivatives that qualify for hedge accounting, the Company uses a regression analysis. The extent to which a hedging instrument has been and is expected to continue to be effective at achieving offsetting changes in cash flows is assessed and documented at least quarterly. Any ineffectiveness is reported in current-period earnings. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income (loss) and recognized in the consolidated statements of operations when the hedged cash flows affect earnings. The ineffective portion of cash flow hedges are immediately recognized in earnings. If the hedge relationship is terminated, then the change in fair value of the derivative recorded in other comprehensive income (loss) is recognized in earnings when the cash flows that were hedged occur, consistent with the original hedge strategy. For hedge relationships discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related derivative amounts recorded in other comprehensive income (loss) are immediately recognized in earnings. The Company does not use derivatives for speculative or trading purposes.

For further information on derivatives and hedging activities, see Note 7 below.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

For further information on fair value measurements, see Note 8 below.

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

During the year ended December 31, 2012, the Company determined that the fair values of certain long-lived assets in two properties were lower than their carrying values. As a result, the Company recorded impairment charges totaling $9,861,000 in the Americas and Asia-Pacific regions comprised of $7,029,000 of property, plant and equipment and $2,832,000 of intangible assets. The Company did not record any impairment charges related to its long-lived assets during the years ended December 31, 2013 and 2011.

Revenue Recognition

Equinix derives more than 90% of its revenues from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing of cabinet space and power; (2) interconnection offerings, such as cross connects and Equinix Exchange ports; (3) managed infrastructure services and (4) other revenues consisting of rental income from tenants or subtenants. The remainder of the Company’s revenues are from non-recurring revenue streams, such as from the recognized portion of deferred installation revenues, professional services, contract settlements and equipment sales. Revenues from recurring revenue streams are generally billed monthly and recognized ratably over the term of the contract, generally one to three years for IBX data center space customers. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the expected life of the installation. Professional service fees are recognized in the period in which the services were provided and represent the culmination of a separate earnings process as long as they meet the criteria for separate recognition under the accounting standard related to revenue arrangements with multiple deliverables. Revenue from bandwidth and equipment sales is recognized on a gross basis in accordance with the accounting standard related to reporting revenue gross as a principal versus net as an agent, primarily because the Company acts as the principal in the transaction, takes title to products and services and bears inventory and credit risk. To the extent the Company does not meet the criteria for recognizing bandwidth and equipment services as gross revenue, the Company records the revenue on a net basis. Revenue from contract settlements, when a customer wishes to terminate their contract early, is generally recognized on a cash basis, when no remaining performance obligations exist, to the extent that the revenue has not previously been recognized.

The Company occasionally guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any credits given to the customer as a result. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized, and historically, these credits have generally not been significant. There were no significant service level credits issued during the years ended December 31, 2013, 2012 and 2011.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As a result of certain customer agreements being priced in currencies different from the functional currencies of the parties involved, under applicable accounting rules, the Company is deemed to have foreign currency forward contracts embedded in these contracts. The Company refers to these as foreign currency embedded derivatives (see Note 7). These instruments are separated from their host contracts and held on the Company’s consolidated balance sheet at their fair value. The majority of these foreign currency embedded derivatives arise in certain of the Company’s subsidiaries where the local currency is the subsidiary’s functional currency and the customer contract is denominated in the U.S. dollar. Changes in their fair values are recognized within revenues in the Company’s consolidated statements of operations.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

For further information on stock-based compensation, see Note 13 below.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Earnings Per Share

The Company computes its EPS using the two-class method as prescribed by the accounting standard for earnings per share. The two-class method is an earnings allocation method for computing EPS when an entity’s capital structure includes either two or more classes of common stock or includes common stock and participating securities. The two-class method calculates EPS based on distributed earnings (i.e., adjustments to redeemable non-controlling interests) and undistributed earnings. Undistributed losses are not allocated to participating securities under the two-class method unless the participating security has a contractual obligation to share in losses on a basis that is objectively determinable. Common shares of ALOG (see Note 3) are considered participating securities in which the Company has indirect controlling equity interests.

Basic EPS is computed using net income (loss) attributable to the Company and the weighted-average number of common shares outstanding. Diluted EPS is computed using net income attributable to the Company, adjusted for interest expense as a result of the assumed conversion of the Company’s 2.50% Convertible Subordinated Notes, 3.00% Convertible Subordinated Notes and 4.75% Convertible Subordinated Notes, if dilutive, and the weighted-average number of common shares outstanding plus any dilutive potential common shares outstanding. Dilutive potential common shares include the assumed exercise, vesting and issuance activity of employee equity awards using the treasury stock method, as well as warrants and shares issuable upon the conversion of the 2.50% Convertible Subordinated Notes, 3.00% Convertible Subordinated Notes and 4.75% Convertible Subordinated Notes. The Company computes basic and diluted EPS for net income (loss) attributable to the Company, net income (loss) from continuing operations and net income (loss) from discontinued operations.

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

For further information on redeemable non-controlling interests, see Note 11 below.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. This ASU requires companies to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued ASU 2013-01, clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that the scope of ASU 2011-11 only applies to derivatives accounted for in accordance with ASC 815, Derivatives and Hedging, and securities borrowing and securities lending transactions. This new guidance is effective for interim and annual periods beginning on or after January 1, 2013 and retrospective disclosure is required for all comparative periods presented. During the three months ended March 31, 2013, the Company adopted these ASUs and their adoption did not have a material impact on its consolidated financial statements.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires companies to present an unrecognized tax benefit, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, is not available at the reporting date under the applicable tax law or an entity does not intend to use its deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not a reduction to deferred tax assets. This ASU is effective for fiscal years and interim periods beginning after December 15, 2013 with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have to its consolidated financial statements, if any.

2.	Change In Accounting Principle and Revision of Previously-Issued Financial Statements

Change in Accounting Principle

Commencing in 2013, the Company changed its method of accounting for income taxes by excluding the effects of subsequent events that are not recognized in the Company’s consolidated financial statements in determining its estimated annual effective tax rate for interim reporting periods. Prior to the change, the Company’s policy was to include the effects of events that occurred subsequent to the interim balance sheet date in its estimated annual effective tax rate. The Company believes that the change is preferable as it provides consistency with the reporting of activity on a pre-tax basis and aligns with other income tax guidance which requires items such as changes in tax rates to be reflected in the period such laws become effective. In addition, the Company believes this change results in a more comparable method for interim tax accounting with other companies in its industry. This change did not have a significant impact to the Company’s consolidated financial statements as of and for the three months ended March 31, 2012, the three and six months ended June 30, 2012, the three and nine months ended September 30, 2012 and the year ended December 31, 2012 and as a result, the Company did not retrospectively adjust its prior periods’ consolidated financial statements.

Revision of Previously-Issued Financial Statements

During the three months ended June 30, 2013, the Company reassessed the estimated period over which revenue related to non-recurring installation fees is recognized as a result of observed trends in customer contract lives. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the expected life of the installation. The Company undertook this review due to its determination that its customers were generally benefitting from their installations longer than originally anticipated and, therefore, the estimated period that revenue related to non-recurring installation fees is recognized was extended. This change was originally incorrectly accounted for as a change in accounting estimate on a prospective basis effective April 1, 2013. During the three months ended September 30, 2013, the Company determined that these longer lives should have been identified and utilized for revenue recognition purposes beginning in 2006. As a result, the Company’s installation revenues were overstated by $6,193,000 and $3,460,000 for the years ended December 31, 2012 and 2011, respectively. This error did not impact the Company’s reported total cash flows from operating activities.

The Company assessed the effect of the above errors, as well as the previously-identified immaterial errors described below, individually and in the aggregate on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletins No. 99 and 108 and, based on an analysis of quantitative and qualitative factors, determined that the errors were not individually material to any of the Company’s prior interim and annual financial statements and, therefore, the previously-issued financial statements could continue to be relied upon and that the amendment of previously filed reports with the SEC was not required. The Company also determined that correction of the cumulative amount of the errors of $27,170,000 as of December 31, 2012 would be material to the projected 2013 consolidated financial statements and as such the Company revised its previously-issued consolidated financial statements.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As the Company revised its previously-issued consolidated financial statements as described above, as part of the revision the Company also corrected certain previously-identified immaterial errors that were either uncorrected or corrected in a period subsequent to the period in which the error originated including (i) certain recoverable taxes in Brazil that were incorrectly recorded in the Company’s statements of operations, which had the effect of overstating both revenues and cost of revenues; (ii) errors related to certain foreign currency embedded derivatives in Asia-Pacific, which have an effect on revenue; (iii) an error in the Company’s statement of cash flows related to the acquisition of Asia Tone Limited (“Asia Tone”) that affects both cash flows from operating and investing activities; and (iv) errors in depreciation, stock-based compensation and property tax accruals in the U.S.

All financial information contained in the accompanying footnotes to these consolidation financial statements has been revised to reflect the correction of these errors.

For the years ended December 31, 2012 and 2011, the Company revised its net income in its consolidated statement of comprehensive income and its consolidated statement of stockholders’ equity and other comprehensive income as a result of the correction of these errors.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the effect of the aforementioned revision on the Company’s consolidated balance sheet as of December 31, 2012 (in thousands):

	As of December 31, 2012
	As reported	Revision (1)	As Revised
Assets
Cash and cash equivalents	$252,213	$—	$252,213
Short-term investments	166,492	—	166,492
Accounts receivable, net	163,840	—	163,840
Other current assets	57,206	341	57,547

Total current assets	639,751	341	640,092
Long-term investments	127,819	—	127,819
Property, plant and equipment, net	3,918,999	(3,261)	3,915,738
Goodwill	1,042,564	—	1,042,564
Intangible assets, net	201,562	—	201,562
Other assets	202,269	5,753	208,022

Total assets	$6,132,964	$2,833	$6,135,797

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$268,853	—	$268,853
Accrued property, plant and equipment	63,509	—	63,509
Current portion of capital lease and other financing obligations	15,206	—	15,206
Current portion of mortgage and loans payable	52,160	—	52,160
Other current liabilities	139,561	9,783	149,344

Total current liabilities	539,289	9,783	549,072
Capital lease and other financing obligations, less current portion	545,853	—	545,853
Mortgage and loans payable, less current portion	188,802	—	188,802
Convertible debt	708,726	—	708,726
Senior notes	1,500,000	—	1,500,000
Other liabilities	230,843	14,882	245,725

Total liabilities	3,713,513	24,665	3,738,178

Redeemable non-controlling interests	84,178	—	84,178

Common stock	49	—	49
Additional paid-in capital	2,583,371	(1,133)	2,582,238
Treasury stock	(36,676)	—	(36,676)
Accumulated other comprehensive loss	(101,042)	—	(101,042)
Accumulated deficit	(110,429)	(20,699)	(131,128)

Total stockholders’ equity	2,335,273	(21,832)	2,313,441

Total liabilities, redeemable non-controlling interests and stockholders’ equity	$6,132,964	$2,833	$6,135,797

(1)	The impact of revising the estimated periods over which revenue from non-recurring installation fees is recognized, depreciation of certain fixed assets and amortization of stock-based compensation expense.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the effect of the aforementioned revisions on the Company’s consolidated statements of operations for the years ended December 31, 2012 and 2011 (in thousands, except per share data):

	Year ended December 31, 2012
	As reported	Revision (1)	As revised
Revenues	$1,895,744	$(8,368)	$1,887,376
Costs and operating expenses:
Cost of revenues	943,995	622	944,617
Sales and marketing	202,914	—	202,914
General and administrative	329,399	(1,133)	328,266
Impairment charges	9,861	—	9,861
Acquisition costs	8,822	—	8,822

Total costs and operating expenses	1,494,991	(511)	1,494,480

Income from operations	400,753	(7,857)	392,896
Interest income	3,466	—	3,466
Interest expense	(200,328)	—	(200,328)
Other expense	(2,208)	—	(2,208)
Loss on debt extinguishment	(5,204)	—	(5,204)

Income from continuing operations before income taxes	196,479	(7,857)	188,622
Income tax expense	(61,783)	3,219	(58,564)

Net income from continuing operations	134,696	(4,638)	130,058
Discontinued operations, net of tax (Note 5):
Net income from discontinued operations	1,234	—	1,234
Gain on sale of discontinued operations	11,852	—	11,852

Net income	147,782	(4,638)	143,144
Net income attributable to redeemable non-controlling interests	(3,116)	—	(3,116)

Net income attributable to Equinix	$144,666	$(4,638)	$140,028

Earnings per share (“EPS”) attributable to Equinix:
Basic EPS from continuing operations	$2.74	$(0.09)	$2.65
Basic EPS	3.01	(0.09)	2.92
Diluted EPS from continuing operations	2.67	(0.09)	2.58
Diluted EPS	2.92	(0.09)	2.83

(1)	The impact of revising the estimated periods over which revenue from non-recurring installation fees is recognized, depreciation of certain fixed assets, recoverable taxes, amortization of stock-based compensation expense and embedded derivatives.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year ended December 31, 2011
	As reported	Revision (1)	As revised
Revenues	$1,569,784	$(4,159)	$1,565,625
Costs and operating expenses:
Cost of revenues	833,851	(4,827)	829,024
Sales and marketing	158,347	—	158,347
General and administrative	265,554	—	265,554
Restructuring charges	3,481	—	3,481
Acquisition costs	3,297	—	3,297

Total costs and operating expenses	1,264,530	(4,827)	1,259,703

Income from operations	305,254	668	305,922
Interest income	2,280	—	2,280
Interest expense	(181,303)	—	(181,303)
Other income	2,821	—	2,821

Income from continuing operations before income taxes	129,052	668	129,720
Income tax expense	(37,451)	104	(37,347)

Net income from continuing operations	91,601	772	92,373
Discontinued operations, net of tax (Note 5):
Net income from discontinued operations	1,009	—	1,009

Net income	92,610	772	93,382
Net loss attributable to redeemable non-controlling interests	1,394	—	1,394

Net income attributable to Equinix	$94,004	$772	$94,776

Earnings per share (“EPS”) attributable to Equinix:
Basic EPS from continuing operations	$1.74	$0.01	$1.75
Basic EPS	1.76	0.01	1.77
Diluted EPS from continuing operations	1.70	0.02	1.72
Diluted EPS	1.72	0.02	1.74

(1)	The impact of revising the estimated periods over which revenue from non-recurring installation fees is recognized, depreciation of certain fixed assets and embedded derivatives.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the effect of the aforementioned revisions on the Company’s consolidated statements of cash flows for the years ended December 31, 2012 and 2011 (in thousands):

		Year ended December 31, 2012
		As reported	Revision (1)	As revised
Cash flows from operating activities:
Net income		$147,782	$(4,638)	$143,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation		374,716	288	375,004
Stock-based compensation		84,158	(1,133)	83,025
Excess tax benefits from stock-based compensation		(72,631)	—	(72,631)
Impairment charges		9,861	—	9,861
Amortization of debt issuance costs and debt discount		23,365	—	23,365
Amortization of intangible assets		23,575	—	23,575
Provision for allowance for doubtful accounts		4,186	—	4,186
Loss on debt extinguishment		5,204	—	5,204
Gain on sale of discontinued operations		(11,852)	—	(11,852)
Other items		6,099	902	7,001
Changes in operating assets and liabilities:
Accounts receivable		(26,601)	—	(26,601)
Income taxes, net		27,308	(3,219)	24,089
Other assets		1,334	1,145	2,479
Accounts payable and accrued expenses		31,282	2,256	33,538
Other liabilities		4,240	4,399	8,639

Net cash provided by operating activities		632,026	—	632,026

Net cash used in investing activities	(2)	(442,873)	—	(442,873)

Net cash used in financing activities	(2)	(222,721)	—	(222,721)

Effect of foreign currency exchange rates on cash and cash equivalents	(2)	6,958	—	6,958
Net decrease in cash and cash equivalents	(2)	(26,610)	—	(26,610)
Cash and cash equivalents at beginning of year	(2)	278,823	—	278,823

Cash and cash equivalents at end of year		$252,213	$—	$252,213

(1)	The impact of revising the estimated periods over which revenue from non-recurring installation fees is recognized, depreciation of certain fixed assets, recoverable taxes, amortization of stock-based compensation expense, embedded derivatives and property taxes.
(2)	No impact from the correction of errors.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Year ended December 31, 2011
		As reported	Revision (1)	As revised
Cash flows from operating activities:
Net income		$92,610	$772	$93,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation		328,610	—	328,610
Stock-based compensation		71,532	—	71,532
Excess tax benefits from stock-based compensation		(81)	—	(81)
Restructuring charges		3,481	—	3,481
Amortization of debt issuance costs and debt discount		32,172	—	32,172
Amortization of intangible assets		19,064	—	19,064
Provision for allowance for doubtful accounts		4,987	—	4,987
Other items		9,866	—	9,866
Changes in operating assets and liabilities:
Accounts receivable		(23,061)	—	(23,061)
Income taxes, net		24,865	(104)	24,761
Other assets		(30,956)	(1,135)	(32,091)
Accounts payable and accrued expenses		41,973	(2,256)	39,717
Other liabilities		12,547	2,434	14,981

Net cash provided by operating activities		587,609	(289)	587,320

Cash flows from investing activities:
Purchase of investments		(1,268,574)	—	(1,268,574)
Sales of investments		125,674	—	125,674
Maturities of investments		495,865	—	495,865
Purchase of ALOG, net of cash acquired		(41,954)	—	(41,954)
Purchase of real estate		(28,066)	—	(28,066)
Purchase of other property, plant and equipment		(685,675)	289	(685,386)
Increase in restricted cash		(97,724)	—	(97,724)
Release of restricted cash		1,000	—	1,000
Other investing activities		10	—	10

Net cash used in investing activities		(1,499,444)	289	(1,499,155)

Net cash provided by financing activities	(2)	748,728	—	748,728

Effect of foreign currency exchange rates on cash and cash equivalents	(2)	(911)	—	(911)
Net decrease in cash and cash equivalents	(2)	(164,018)	—	(164,018)
Cash and cash equivalents at beginning of year	(2)	442,841	—	442,841

Cash and cash equivalents at end of year		$278,823	$—	$278,823

(1)	The impact of revising the estimated periods over which revenue from non-recurring installation fees is recognized, depreciation of certain fixed assets, embedded derivatives and property taxes.
(2)	No impact from the correction of errors.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the effect of the aforementioned revisions on the Company’s consolidated statements of stockholders’ equity and other comprehensive income (loss) as of December 31, 2011 and 2010 (in thousands):

	As of December 31, 2011
	As reported	Revision (1)	As revised
Common stock	$48	$—	$48
Treasury stock	(86,666)	—	(86,666)
Additional paid-in capital	2,437,623	—	2,437,623
Accumulated other comprehensive loss	(143,698)	—	(143,698)
Accumulated deficit	(255,095)	(16,061)	(271,156)

Total stockholders’ equity	$1,952,212	$(16,061)	$1,936,151

(1)	The cumulative impact of revising the estimated periods over which revenue from non-recurring installation fees is recognized, depreciation of certain fixed assets, embedded derivatives and property taxes.

	As of December 31, 2010
	As reported	Revision (1)	As revised
Common stock	$46	$—	$46
Additional paid-in capital	2,341,586	—	2,341,586
Accumulated other comprehensive loss	(112,018)	—	(112,018)
Accumulated deficit	(349,099)	(16,833)	(365,932)

Total stockholders’ equity	$1,880,515	$(16,833)	$1,863,682

(1)	The cumulative impact of revising the estimated periods over which revenue from non-recurring installation fees is recognized, depreciation of certain fixed assets and embedded derivatives.

3.	Acquisitions

Frankfurt Kleyer 90 Carrier Hotel Acquisition

On October 1, 2013, the Company completed the purchase of a property located in Frankfurt, Germany for cash consideration of approximately $50,092,000 (the “Frankfurt Kleyer 90 Carrier Hotel Acquisition”). A portion of the building was leased to the Company and was being used by the Company as its Frankfurt 5 IBX data center. The remainder of the building was leased by other parties, who became the Company’s tenants upon closing. The Frankfurt Kleyer 90 Carrier Hotel constitutes a business under the accounting standard for business combinations and as a result, the Frankfurt Kleyer 90 Carrier Hotel Acquisition was accounted for as a business acquisition using the acquisition method of accounting.

The Company included Frankfurt Kleyer 90 Carrier Hotel’s results of operations from October 1, 2013 and the estimated fair value of assets acquired and liabilities assumed in its consolidated balance sheets beginning October 1, 2013. The Company incurred acquisition costs of approximately $4,794,000 for the year ended December 31, 2013 related to the Frankfurt Kleyer 90 Carrier Hotel Acquisition.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Purchase Price Allocation

Under the acquisition method of accounting, the total purchase price was allocated to Frankfurt Kleyer 90 Carrier Hotel’s net tangible and intangible assets based upon their fair value as of the Frankfurt Kleyer 90 Carrier Hotel acquisition date. Based upon the purchase price and the valuation of Frankfurt Kleyer 90 Carrier Hotel, the preliminary purchase price allocation was as follows (in thousands):

Property, plant and equipment	$85,969
Intangible assets	10,011

Total assets acquired	95,980
Mortgage payable	(42,906)
Intangible - unfavorable leases	(2,982)

Net assets acquired	$50,092

The Company continues to evaluate certain assets and liability related to the Frankfurt Kleyer 90 Carrier Hotel Acquisition. Additional information, which existed as of the Frankfurt Kleyer 90 Carrier Hotel Acquisition date but was unknown to the Company at the time the Company’s consolidated financial statements were prepared, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the Frankfurt Kleyer 90 Carrier Hotel Acquisition date. Changes to the assets and liabilities recorded may result in a corresponding adjustment to the purchase price allocation.

The following table presents certain information on the acquired identifiable intangible assets (dollars in thousands):

Intangible assets	Fair value	Estimated useful lives (years)	Weighted- average estimated useful lives (years)
Customer contracts	$9,363	0.3 - 8	4.9
Unfavorable leases	(2,982)	1 - 6	4.8
Favorable leases	648	1 - 8	7.5

The fair value of customer contracts was estimated by applying an income approach. The fair value was determined by calculating the present value of estimated future operating cash flows generated by existing customer relationships less costs to realize the revenue. The Company applied a discount rate of approximately 9.0%, which reflects the nature of the assets as it relates to the estimated future operating cash flows. Other significant assumptions used to estimate the fair value of the customer contracts include projected revenue growth, customer attrition rates, sales and marketing expenses and operating margins. The fair value of leases were estimated using the market approach. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in the accounting standard for fair value measurements.

The Company determined the fair value of the mortage payable assumed in the Frankfurt Kleyer 90 Hotel Acquisition by estimating Frankfurt Kleyer 90 Hotel’s debt rating and reviewing market data with a similar debt rating and other characteristics of the debt, including the maturity date and security type.

For the year ended December 31, 2013, revenues and net income recorded from Frankfurt Kleyer 90 Hotel were not material and were included in the Company’s consolidated statements of operations.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Dubai IBX Data Center Acquisition

On November 6, 2012, the Company entered into an alliance agreement with Emirates Integrated Telecommunications Company PJSC (“du”) to deliver data center and interconnection solutions to customers in the Middle East. On November 8, 2012 (the “Dubai IBX Data Center Acquisition Date”), the Company entered into an asset sale and purchase agreement with e-Hosting DataFort FZ, LLC (“EHDF”) for a substantially completed data center located in Dubai for cash consideration of approximately $22,918,000. The data center opened for business in early 2013. The Company also entered into a lease agreement with Tecom Investment FZ, LLC (“Tecom”), the 100% owner of EHDF, for the underlying building space where the data center assets that were acquired by the Company from EHDF are located. The Company accounted for the above agreements as a single arrangement and the alliance agreement, asset sale and purchase agreement and lease agreement are collectively referred to as the Dubai IBX Data Center Acquisition. The Dubai IBX Data Center Acquisition constitutes a business under the accounting standard for business combinations and as a result, the Dubai IBX Data Center Acquisition was accounted for as a business acquisition using the acquisition method of accounting.

Asia Tone Acquisition

On July 3, 2012 (the “Asia Tone Acquisition Date”), the Company acquired certain assets and operations of Asia Tone, a privately-owned company headquartered in Hong Kong, for gross cash consideration of $230,500,000 (the “Asia Tone Acquisition”). The Company agreed to pay net cash consideration of approximately $202,445,000 as a result of adjustments to the purchase price included in the purchase and sale agreement. Asia Tone operated six data centers and one disaster recovery center in Hong Kong, Shanghai and Singapore. The Asia Tone Acquisition included one data center under construction in Shanghai at the date of the acquisition. The combined company operates under the Equinix name.

The Company included Asia Tone’s results of operations from July 4, 2012 and the estimated fair value of assets acquired and liabilities assumed in its consolidated balance sheets beginning July 3, 2012. The Company incurred acquisition costs of $4,887,000 for the year ended December 31, 2012 related to the Asia Tone Acquisition.

Purchase Price Allocation

The Asia Tone Acquisition was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price was allocated to Asia Tone’s net tangible and intangible assets based upon their fair value as of the Asia Tone Acquisition Date. Based upon the purchase price and the valuation of Asia Tone, the purchase price allocation was as follows (in thousands):

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents certain information on the acquired identifiable intangible assets (dollars in thousands):

Intangible assets	Fair value	Estimated useful lives (years)	Weighted- average estimated useful lives (years)
Customer contracts	$14,900	6 - 20	17.2
Customer relationships	13,800	7 - 11	8.7
Other	455	2 - 5	4.0

The fair value of customer contracts and customer relationships was estimated by applying an income approach. The fair value was determined by calculating the present value of estimated future operating cash flows generated from existing customers less costs to realize the revenue. The Company applied a weighted-average discount rate of approximately 14.4%, which reflected the nature of the assets as it relates to the estimated future operating cash flows. Other significant assumptions used to estimate the fair value of the customer contracts and customer relationships include projected revenue growth, customer attrition rates, sales and marketing expenses and operating margins. The fair value of the other acquired identifiable intangible assets were estimated by applying an income or cost approach as appropriate. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in the accounting standard for fair value measurements.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill is not expected to be deductible for local tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. Goodwill recorded as a result of the Asia Tone Acquisition is attributable to the Company’s Asia-Pacific reportable segment (see Note 17) and reporting unit (see Note 6).

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Purchase Price Allocation

The ancotel Acquisition was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price was allocated to ancotel’s net tangible and intangible assets based upon their fair value as of the ancotel Acquisition Date. Based upon the purchase price and the valuation of ancotel, the purchase price allocation was as follows (in thousands):

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

The fair value of customer contracts was estimated by applying an income approach. The fair value was determined by calculating the present value of estimated future operating cash flows generated by existing customer relationships less costs to realize the revenue. The Company applied a discount rate of approximately 12.8%, which reflected the nature of the assets as it relates to the estimated future operating cash flows. Other significant assumptions used to estimate the fair value of the customer contracts include projected revenue growth, customer attrition rates, sales and marketing expenses and operating margins. The fair value of trade names were estimated using the income approach. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in the accounting standard for fair value measurements.

The Company determined the fair value of the loans payable assumed in the ancotel Acquisition by estimating ancotel’s debt rating and reviewing market data with a similar debt rating and other characteristics of the debt, including the maturity date and security type. The book value of ancotel’s loans payable approximated their fair value as of the ancotel Acquisition Date. During the three months ended September 30, 2012, the Company prepaid and terminated these loans payable.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill is not expected to be deductible for local tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. Goodwill recorded as a result of the ancotel Acquisition is attributable to the Company’s EMEA reportable segment (see Note 17) and reporting unit (see Note 6).

For the year ended December 31, 2012, ancotel recognized revenues of $11,494,000 and had a net loss of $3,281,000, which were included in the Company’s consolidated statements of operations.

ALOG Acquisition

On April 25, 2011 (the “ALOG Acquisition Date”), the Company and RW Brasil Fundo de Investimento em Participações, a subsidiary of Riverwood Capital L.P. (“Riverwood”), completed the acquisition of approximately 90% of the outstanding capital stock of ALOG. As a result, the Company acquired an approximate 53% controlling equity interest in ALOG (the “ALOG Acquisition”). The Company paid a total of approximately 82,194,000 Brazilian reais in cash on the closing date, or approximately $51,723,000, to purchase the ALOG capital stock. An additional 36,000,000 Brazilian reais, or approximately $17,571,000, was payable in April 2013, subject to reduction for any post-closing balance sheet adjustments and any claims for indemnification (the “Contingent Consideration”). During the year ended December 31, 2013, the Company paid a total of 14,255,000 Brazilian reais, or approximately $6,323,000, for the Contingent Consideration. As of December 31, 2013, the Contingent Consideration outstanding was approximately 16,819,000 Brazilian reais, or approximately $7,120,000, of which 8,914,000 Brazilian reais, or approximately $3,774,000, was the Company’s portion. ALOG operated three data centers in Brazil as of the ALOG Acquisition Date and is headquartered in Rio de Janeiro. ALOG will continue to operate under the ALOG trade name. There were no historical transactions between Equinix, Riverwood and ALOG.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As the Company has an approximate 53% controlling equity interest in ALOG, it began consolidating the results of ALOG’s operations on the ALOG Acquisition Date. Upon consolidation, all amounts pertaining to the approximate 10% of ALOG that the Company does not own, as well as Riverwood’s interest in ALOG, are reported as redeemable non-controlling interests in the Company’s consolidated financial statements. The Company included ALOG’s results of operations from April 26, 2011 and the estimated fair value of assets acquired and liabilities assumed in its consolidated balance sheets beginning April 25, 2011. The Company incurred acquisition costs of $2,307,000 for the year ended December 31, 2011 related to ALOG, which were included in the consolidated statements of operations.

Purchase Price Allocation

The ALOG Acquisition was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price was allocated to ALOG’s net tangible and intangible assets based upon their fair value as of the ALOG Acquisition Date with the residual allocated to goodwill. Based upon the purchase price and the valuation of ALOG, the purchase price allocation was as follows (in thousands):

Cash and cash equivalents	$9,769
Accounts receivable	6,756
Prepaid expense and other current assets	575
Property, plant and equipment	52,542
Goodwill	106,572
Intangible assets	19,295
Other non-current assets	5,214

Total assets acquired	200,723
Accounts payable and accrued expenses	(49,965)
Debt	(25,669)
Other current liabilities	(4,643)
Other non-current liabilities	(1,946)
Redeemable non-controlling interests	(66,777)

Net assets acquired	$51,723

The following table presents certain information on the acquired identifiable intangible assets (dollars in thousands):

Intangible assets	Fair value	Estimated useful lives (years)	Weighted- average estimated useful lives (years)
Customer contracts	$17,093	5 - 7	5.9
Other	2,202	3 - 6	4.3

The fair value of customer contracts was estimated by applying an income approach. The fair value was determined by calculating the present value of estimated future operating cash flows generated from exisiting customers less costs to realize the revenue. The Company applied a discount rate of approximately 15.6%, which reflected the nature of the asset as it relates to the estimated future operating cash flows. Other significant assumptions used to estimate the fair value of the customer contracts include projected revenue growth, customer attrition rates, sales and marketing expenses and operating margins. The fair value of the other acquired identifiable intangible assets were estimated by applying an income or cost approach as appropriate. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in the accounting standard for fair value measurements.

The Company initially determined the fair value of the loans payable assumed in the ALOG Acquisition by estimating ALOG’s debt rating and reviewed market data with a similar debt rating and other characteristics of the debt, including the maturity date and security type. The Company determined that the book value approximated the fair value as of the ALOG Acquisition Date.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill is attributable to the workforce of ALOG and the significant synergies expected to arise after the ALOG Acquisition. A portion of the goodwill is expected to be deductible for local tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. Goodwill recorded as a result of the ALOG Acquisition is attributable to the Company’s Americas reportable segment (see Note 17) and reporting unit (see Note 6).

For the year ended December 31, 2011, ALOG recognized revenues of $46,870,000 and had $4,605,000 of net loss, which were included in the Company’s consolidated statements of operations.

Unaudited Pro Forma Combined Consolidated Statements of Operations

The following unaudited pro forma combined consolidated financial information has been prepared by the Company using the acquisition method of accounting to give effect to the Frankfurt Kleyer 90 Carrier Hotel Acquisition as though the acquisition occurred on January 1, 2012 and the Asia Tone and ancotel acquisitions as though the acquisitions occurred on January 1, 2011. The unaudited pro forma combined consolidated financial information reflect certain adjustments, such as additional depreciation and amortization expense on assets acquired. These pro forma statements were prepared as if the acquistions had been completed as of the beginning of each period presented.

The unaudited pro forma combined consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisitions occurred on the above dates, nor is it necessarily indicative of the future results of operations of the combined company.

The following table sets forth the unaudited pro forma consolidated combined results of operations for the years ended December 31 (in thousands):

	2013	2012	2011
Revenues	$2,158,415	$1,921,995	$1,619,748
Net income attributable to Equinix	96,811	139,735	88,946

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted EPS for the years ended December 31 (in thousands, except per share amounts):

	2013	2012	2011
Net income from continuing operations	$96,123	$130,058	$92,373
Net (income) loss attributable to redeemable non-controlling interests	(1,438)	(3,116)	1,394
Adjustments attributable to redemption value of redeemable non-controlling interests	—	—	(11,476)

Net income from continuing operations attributable to Equinix, basic	94,685	126,942	82,291
Effect of assumed conversion of debt:
Interest expense, net of tax	—	6,789	—

Net income from continuing operations attributable to Equinix, diluted	$94,685	$133,731	$82,291

Weighted-average shares to compute basic EPS	49,438	48,004	46,956

Effect of dilutive securities:
Convertible debt	—	2,945	—
Equity awards	678	867	942

Total dilutive potential shares	678	3,812	942

Weighted-average shares to compute diluted EPS	50,116	51,816	47,898

EPS from continuing operations attributable to Equinix:
EPS from continuing operations, basic	$1.92	$2.65	$1.75

EPS from continuing operations, diluted	$1.89	$2.58	$1.72

The following table sets forth potential shares of common stock that are not included in the diluted EPS calculation above because to do so would be anti-dilutive for the years ended December 31 (in thousands):

	2013	2012	2011
Shares reserved for conversion of convertible 2.50% convertible subordinated notes	—	652	2,232
Shares reserved for conversion of convertible 3.00% convertible subordinated notes	3,613	—	2,945
Shares reserved for conversion of convertible 4.75% convertible subordinated notes	4,432	4,432	4,433
Common stock related to employee equity awards	254	113	452

	8,299	5,197	10,062

5.	Discontinued Operations

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s consolidated statements of operations have been reclassified to reflect its discontinued operations associated with the 16 IBX Data Centers for all applicable periods presented. The Company’s operating results from its discontinued operations, which includes the results of operations subsequent to April 30, 2010, the acquisition date of the 16 IBX Data Centers, through November 1, 2012, the closing date of the Divestiture, consisted of the following for the years ended December 31 (in thousands):

	2012	2011
Revenues	$29,640	$37,058
Cost of revenues	(23,956)	(33,790)
Operating expenses	(3,422)	(1,359)
Income taxes	(1,028)	(900)
Gain on sale of discontinued operations, net of tax of $13,973	11,852	—

Net income from discontinued operations	$13,086	$1,009

6.	Balance Sheet Components

Cash, Cash Equivalents and Short-Term and Long-Term Investments

Cash, cash equivalents and short-term and long-term investments consisted of the following as of December 31 (in thousands):

	2013	2012
Cash and cash equivalents:
Cash	$186,007	$150,864
Cash equivalents:
Money markets	74,787	98,340
U.S. government securities	—	3,009
Certificates of deposit	1,100	—

Total cash and cash equivalents	261,894	252,213

Marketable securities:
U.S. government securities	305,021	126,941
U.S. government agencies securities	125,917	72,979
Certificates of deposit	76,152	48,386
Corporate bonds	190,177	37,975
Asset-backed securities	68,938	6,037
Commercial paper	1,993	1,993

Total marketable securities	768,198	294,311

Total cash, cash equivalents and short-term and long-term investments	$1,030,092	$546,524

As of December 31, 2013 and 2012, cash and cash equivalents included investments which were readily convertible to cash and had original maturity dates of 90 days or less. The maturities of securities classified as short-term investments were one year or less as of December 31, 2013 and 2012. The maturities of securities classified as long-term investments were greater than one year and less than three years as of December 31, 2013 and 2012.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of (in thousands):

	December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$369,698	$369,808	$166,445	$166,492
Due after one year through three years	398,200	398,390	127,795	127,819

Total	$767,898	$768,198	$294,240	$294,311

As of December 31, 2013, the Company’s net unrealized gains (losses) on its available-for-sale securities were comprised of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$304,897	$131	$(7)	$305,021
U.S. government agencies securities	125,904	35	(22)	125,917
Certificates of deposit	76,126	27	(1)	76,152
Corporate bonds	190,068	149	(40)	190,177
Asset-backed securities	68,914	33	(9)	68,938
Commercial paper	1,989	4	—	1,993

Total	$767,898	$379	$(79)	$768,198

None of the securities held at December 31, 2013 were other-than-temporarily impaired.

While certain marketable securities carry unrealized losses, the Company expects that it will receive both principal and interest according to the stated terms of each of the securities and that the increase or decline in market value is primarily due to changes in the interest rate environment from the time the securities were purchased as compared to interest rates at December 31, 2013.

The following table summarizes the fair value and gross unrealized losses related to 92 available-for-sale securities, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2013 (in thousands):

	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or more
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. government securities	$59,699	$(7)	$—	$—
U.S. government agencies securities	30,846	(13)	2,972	(9)
Certificates of deposit	2,694	(1)	—	—
Corporate bonds	64,425	(40)	—	—
Asset-backed securities	25,101	(9)	—	—

	$182,765	$(70)	$2,972	$(9)

While the Company does not believe it holds investments that are other-than-temporarily impaired and that the Company’s investments will mature at par, the Company’s investments are subject to a low interest rate environment. If market conditions were to deteriorate, the Company could sustain other-than-temporary impairments to its investment portfolio which could result in additional realized losses being recorded in interest income, net or securities markets could become inactive which could affect the liquidity of the Company’s investments.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table summarizes the fair value and gross unrealized losses related to 51 available-for-sale securities, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2012 (in thousands):

	Securities in a loss position for less than 12 months
	Fair value	Gross unrealized losses
U.S. government securities	$37,104	$(37)
Corporate bonds	16,733	(8)
U.S. government agencies securities	13,308	(37)
Certificates of deposit	7,001	(5)
Asset-backed securities	4,139	(1)

	$78,285	$(88)

The Company did not have any securities in a loss position for 12 months or more as of December 31, 2012.

Accounts Receivable

Accounts receivable, net, consisted of the following as of December 31 (in thousands):

	2013	2012
Accounts receivable	$323,822	$290,326
Unearned revenue	(132,342)	(122,770)
Allowance for doubtful accounts	(6,640)	(3,716)

	$184,840	$163,840

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity of the Company’s allowance for doubtful accounts (in thousands):

Balance as of December 31, 2010	$3,808
Provision for allowance for doubtful accounts	4,987
Recoveries (write-offs)	(4,129)
Impact of foreign currency exchange	(31)

Balance as of December 31, 2011	4,635
Provision for allowance for doubtful accounts	4,186
Recoveries (write-offs)	(5,127)
Impact of foreign currency exchange	22

Balance as of December 31, 2012	3,716
Provision for allowance for doubtful accounts	5,819
Recoveries (write-offs)	(2,833)
Impact of foreign currency exchange	(62)

Balance as of December 31, 2013	$6,640

Other Current Assets

Other current assets consisted of the following as of December 31 (in thousands):

	2013	2012
Prepaid expenses	$26,578	$21,349
Taxes receivable	21,584	8,829
Deferred tax assets, net	7,442	8,448
Other receivables	4,181	3,428
Derivative instruments	4,457	3,205
Restricted cash, current	3,210	9,380
Other current assets	4,666	2,908

	$72,118	$57,547

Property, Plant and Equipment

Property, plant and equipment consisted of the following as of December 31 (in thousands):

	2013	2012
IBX plant and machinery	$2,640,907	$2,292,873
Buildings (1)	1,862,562	1,114,661
Leasehold improvements	1,039,847	1,078,834
IBX equipment	490,677	410,456
Computer equipment and software	189,714	150,382
Land	122,035	98,007
Furniture and fixtures	24,134	21,982
Construction in progress	244,254	379,750

	6,614,130	5,546,945
Less accumulated depreciation	(2,022,480)	(1,631,207)

	$4,591,650	$3,915,738

(1)	Includes site improvements.

IBX plant and machinery, leasehold improvements, buildings, computer equipment and software and construction in progress recorded under capital leases aggregated $428,974,000 and $146,591,000 as of December 31, 2013 and 2012, respectively. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $56,041,000 and $39,842,000 as of December 31, 2013 and 2012, respectively.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year ended December 31, 2012, the Company recorded impairment charges related to its property, plant and equipment (see Note 1, “Impairment of Long-Lived Assets”).

Purchase of New York 2 IBX Data Center. In May 2013, the Company entered into a binding purchase and sale agreement for a property located in the New York metro area (the “New York 2 IBX Data Center Purchase”). A majority of the building was leased to the Company and was being used by the Company as its New York 2 IBX data center. The lease was originally accounted for as an operating lease, and the Company had previously recorded a restructuring charge related to the lease (see Note 18). The remainder of the building was leased by another party, which became the Company’s tenant upon closing. In July 2013, the Company completed the New York 2 IBX Data Center Purchase for net cash consideration of $73,441,000. The New York 2 IBX Data Center Purchase was accounted for as an asset acquisition and the purchase price was allocated to the assets acquired based on their relative fair values.

Goodwill and Other Intangibles

Goodwill and other intangible assets, net, consisted of the following as of December 31 (in thousands):

	2013	2012
Goodwill:
Americas	$471,845	$482,765
EMEA	435,041	423,529
Asia-Pacific	135,267	136,270

	$1,042,153	$1,042,564

Intangible assets:
Intangible asset – customer contracts	$233,038	$222,571
Intangible asset – favorable leases	25,147	27,785
Intangible asset – licenses	9,697	9,397
Intangible asset – others	8,859	9,889

	276,741	269,642
Accumulated amortization	(92,559)	(68,080)

	$184,182	$201,562

Changes in the carrying amount of goodwill by geographic regions are as follows (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance at December 31, 2011	$499,455	$347,018	$20,022	$866,495
Asia Tone acquisition (see Note 3)	—	—	115,223	115,223
ancotel acquisition (see Note 3)	—	55,689	—	55,689
Dubai IBX Data Center Acquisition (see Note 3)	—	3,273	—	3,273
Written-off in sale of discontinued operations	(8,320)	—	—	(8,320)
Impact of foreign currency exchange	(8,370)	17,549	1,025	10,204

Balance at December 31, 2012	482,765	423,529	136,270	1,042,564
Purchase accounting adjustments	—	932	(279)	653
Impact of foreign currency exchange	(10,920)	10,580	(724)	(1,064)

Balance at December 31, 2013	$471,845	$435,041	$135,267	$1,042,153

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in the net book value of intangible assets by geographic regions are as follows (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Intangible assets, net at December 31, 2010	$108,632	$42,313	$—	$150,945
Switch and Data Acquisition	19,295	—	—	19,295
Amortization of intangibles	(13,526)	(5,538)	—	(19,064)
Impact of foreign currency exchange	(2,852)	311	—	(2,541)

Intangible assets, net at December 31, 2011	111,549	37,086	—	148,635
Asia Tone acquisition (see Note 3)	—	—	29,155	29,155
ancotel acquisition (see Note 3)	—	42,781	—	42,781
Dubai IBX Data Center Acquisition (see Note 3)	—	9,400	—	9,400
Written-off in sale of discontinued operations	(5,913)	—	—	(5,913)
Impairment charge	(2,832)	—	—	(2,832)
Amortization of intangibles	(13,722)	(8,246)	(1,607)	(23,575)
Impact of foreign currency exchange	385	3,165	361	3,911

Intangible assets, net at December 31, 2012	89,467	84,186	27,909	201,562
Frankfurt Kleyer 90 Carrier Hotel Acquisition (see Note 3)	—	10,010	—	10,010
New York 2 IBX Data Center Purchase	1,100	—	—	1,100
Adjustments	—	(2,070)	—	(2,070)
Amortization of intangibles	(12,604)	(11,613)	(2,810)	(27,027)
Impact of foreign currency exchange	(1,739)	2,196	150	607

Intangible assets, net at December 31, 2013	$76,224	$82,709	$25,249	$184,182

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

Estimated future amortization expense related to these intangibles is as follows (in thousands):

Year ending:
2014	$29,526
2015	29,052
2016	28,594
2017	27,104
2018	24,056
Thereafter	45,850

Total	$184,182

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Assets

Other assets consisted of the following as of December 31 (in thousands):

	2013	2012
Deferred tax assets, net	$229,975	$90,985
Prepaid expenses, non-current	61,039	34,478
Debt issuance costs, net	41,847	36,704
Deposits	25,543	27,069
Restricted cash, non-current	16,178	8,131
Derivative instruments	4,118	—
Other assets, non-current	8,624	10,655

	$387,324	$208,022

The increase in deferred tax assets, net was primarily due to the depreciation and amortization recapture as a result of changing the Company’s methods of depreciating and amortizing various data center assets for tax purposes in connection with the Company’s plan to convert to a REIT.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of December 31 (in thousands):

	2013	2012
Accounts payable	$30,291	$27,659
Accrued compensation and benefits	92,106	85,619
Accrued interest	48,310	48,436
Accrued taxes	32,047	47,477
Accrued utilities and security	31,314	24,974
Accrued professional fees	9,753	6,699
Accrued repairs and maintenance	3,557	2,938
Accrued other	15,845	25,051

	$263,223	$268,853

Other Current Liabilities

Other current liabilities consisted of the following as of December 31 (in thousands):

	2013	2012
Deferred tax liabilities, net	$72,004	$68,204
Deferred installation revenue	43,145	49,455
Customer deposits	15,174	12,927
Derivative instruments	6,515	1,097
Deferred recurring revenue	5,007	8,910
Deferred rent	3,865	5,410
Accrued restructuring charges	—	2,379
Asset retirement obligations	1,290	—
Other current liabilities	958	962

	$147,958	$149,344

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Liabilities

Other liabilities consisted of the following as of December 31 (in thousands):

	2013	2012
Asset retirement obligations, non-current	$58,258	$63,150
Deferred tax liabilities, net	69,812	61,310
Deferred installation revenue, non-current	60,947	41,950
Deferred rent, non-current	37,955	38,041
Accrued taxes, non-current	27,052	19,373
Customer deposits, non-current	5,005	6,185
Deferred recurring revenue, non-current	2,082	5,381
Accrued restructuring charges, non-current	—	3,300
Other liabilities	13,844	7,035

	$274,955	$245,725

The following table summarizes the activity of the Company’s asset retirement obligation liability (in thousands):

Asset retirement obligations as of December 31, 2010	$46,767
Additions	5,804
Accretion expense	4,343
Impact of foreign currency exchange	(327)

Asset retirement obligations as of December 31, 2011	56,587
Additions (1)	14,879
Adjustments	252
Accretion expense	2,980
Written-off in sale of discontinued operations	(12,314)
Impact of foreign currency exchange	766

Asset retirement obligations as of December 31, 2012	63,150
Additions	8,713
Adjustments (2)	(14,874)
Accretion expense	2,932
Impact of foreign currency exchange	(373)

Asset retirement obligations as of December 31, 2013	$59,548

(1)	Includes $5,795 assumed in connection with the ancotel and Asia Tone acquisitions.
(2)	Reversal of asset retirement obligations associated with leases that were amended.

7.	Derivatives and Hedging Instruments

The Company has certain embedded derivatives in its customer contracts. The Company also employs foreign currency forward contracts to partially offset its business exposure to foreign exchange risk for certain existing foreign currency-denominated assets and liabilities and its exposure to foreign currency exchange rate fluctuations for forecasted revenues and expenses in its EMEA region.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges. During the fourth quarter of 2013, the Company initiated a program to hedge its exposure to foreign currency exchange rate fluctuations for forecasted revenues and expenses in its EMEA region in order to help manage the Company’s exposure to foreign currency exchange rate fluctuations between the U.S. dollar and the British Pound, Euro and Swiss Franc. The foreign currency forward contracts that the Company uses to hedge this exposure are designated as cash flow hedges under the accounting standard for derivatives and hedging.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2013, the Company had a total of 69 cash flow hedge instruments with maturity dates ranging from January 2014 to January 2015 as follows (in thousands):

	Notional amount	Fair value (1)	Accumulated other comprehensive income (loss) (2)
Derivative assets	$127,968	$2,102	$2,107
Derivative liabilities	200,686	(3,855)	(3,857)

Total	$328,654	$(1,753)	$(1,750)

(1)	A total of $2,099 and $3 of derivative assets related to cash flow hedges are included in the consolidated balance sheets within other current assets and other assets, respectively. A total of $3,818 and $37 of derivative liabilities related to cash flow hedges are included in the consolidated balance sheets within other current liabilities and other liabilities, respectively.
(2)	Included in the consolidated balance sheets within accumulated other comprehensive income (loss).

During the year ended December 31, 2013, the ineffective and excluded portions of cash flow hedges recognized in other income (expense) were not significant. During the year ended December 31, 2013, the amount of gains (losses) reclassified from accumulated other comprehensive income (loss) to revenue and operating expenses were not significant. The Company did not enter into any cash flow hedges during the years ended December 31, 2012 and 2011.

Derivatives Not Designated as Hedging Instruments

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

The Company has not designated these foreign currency embedded derivatives as hedging instruments under the accounting standard for derivatives and hedging. Gains and losses on these embedded derivatives are included within revenues in the Company’s consolidated statements of operations. During the year ended December 31, 2013, the Company recognized a net gain of $4,836,000 associated with these embedded derivatives. During the years ended December 31, 2012 and 2011, gains (losses) from these embedded derivatives were not significant.

Economic Hedges of Embedded Derivatives. The Company uses foreign currency forward contracts to help manage the foreign exchange risk associated with the Company’s customer agreements that are priced in currencies different from the functional or local currencies of the parties involved (“economic hedges of embedded derivatives”). Foreign currency forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date.

The Company has not designated the economic hedges of embedded derivatives as hedging instruments under the accounting standard for derivatives and hedging. Gains and losses on these contracts are included in revenues along with gains and losses of the related embedded derivatives. The Company entered into various economic hedges of embedded derivatives during the year ended December 31, 2013 and recognized a net loss of $4,497,000. The Company did not enter into any economic hedges of embedded derivatives during the years ended December 31, 2012 and 2011.

Foreign Currency Forward Contracts. The Company also uses foreign currency forward contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of its foreign currency-denominated assets and liabilities change.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has not designated such foreign currency forward contracts as hedging instruments under the accounting standard for derivatives and hedging. Gains and losses on these contracts are included in other income (expense), net, along with the foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward contracts. The Company entered into various foreign currency forward contracts during the years ended December 31, 2013 and 2012 and gains (losses) from these foreign currency forward contracts were not significant during these periods.

Offsetting Derivative Assets and Liabilities

The following table presents the fair value of derivative instruments recognized in the Company’s consolidated balance sheets as of December 31, 2013 (in thousands):

	Gross amounts	Gross amounts offset in the balance sheet	Net amounts (1)	Gross amounts not offset in the balance sheet	Net
Assets:
Designated as hedging instruments:
Foreign currency forward contracts	$2,102	$—	$2,102	$(2,102)	$—
Not designated as hedging instruments:
Embedded derivatives	6,296	—	6,296	—	6,296
Foreign currency forward contracts	177	—	177	(177)	—

	6,473	—	6,473	(177)	6,296

	$8,575	$—	$8,575	$(2,279)	$6,296

Liabilities:
Designated as hedging instruments:
Foreign currency forward contracts	$3,855	$—	$3,855	$(2,102)	$1,753
Not designated as hedging instruments:
Embedded derivatives	115	—	115	—	115
Economic hedges of embedded derivatives	1,315	—	1,315	—	1,315
Foreign currency forward contracts	1,289	—	1,289	(177)	1,112

	2,719	—	2,719	(177)	2,542

	$6,574	$—	$6,574	$(2,279)	$4,295

(1)	As presented in the Company’s consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the fair value of derivative instruments recognized in the Company’s consolidated balance sheets as of December 31, 2012 (in thousands):

	Gross amounts	Gross amounts offset in the balance sheet	Net amounts (1)	Gross amounts not offset in the balance sheet	Net
Assets:
Not designated as hedging instruments:
Embedded derivatives	$3,205	$—	$3,205	$—	$3,205
Foreign currency forward contracts	13	(13)	—	—	—

	$3,218	$(13)	$3,205	$—	$3,205

Liabilities:
Not designated as hedging instruments:
Embedded derivatives	$890	$—	$890	$—	$890
Foreign currency forward contracts	220	(13)	207	—	207

	$1,110	$(13)	$1,097	$—	$1,097

(1)	As presented in the Company’s consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

8.	Fair Value Measurements

The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2013 were as follows (in thousands):

	Fair Value at December 31, 2013	Fair value measurement using
		Level 1	Level 2
Assets:
Cash	$186,007	$186,007	$—
U.S. government securities	305,021	305,021
Money market and deposit accounts	74,787	74,787	—
U.S. government agency securities	125,917	—	125,917
Certificates of deposit	76,152	—	76,152
Corporate bonds	190,177	—	190,177
Asset-backed securities	68,938	—	68,938
Commercial paper	3,093	—	3,093
Derivative instruments (1)	8,575	—	8,575

	$1,038,667	$565,815	$472,852

Liabilities:
Derivative instruments (1)	$6,574	$—	$6,574

(1)	Includes both foreign currency embedded derivatives and foreign currency forward contracts. Amounts are included within other current assets, other assets, other current liabilities and other liabilities in the Company’s accompanying consolidated balance sheet.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2012 were as follows (in thousands):

	Fair Value at December 31, 2012	Fair value measurement using
		Level 1	Level 2
Assets:
Cash	$150,864	$150,864	$—
U.S. government securities	129,950	—	129,950
Money market and deposit accounts	98,340	98,340	—
U.S. government agency securities	72,979	—	72,979
Certificates of deposit	48,386	—	48,386
Corporate bonds	37,975	—	37,975
Asset-backed securities	6,037	—	6,037
Commercial paper	1,993	—	1,993
Derivative instruments (1)	3,205	—	3,205

	$549,729	$249,204	$300,525

Liabilities:
Derivative instruments (1)	$1,097	$—	$1,097

(1)	Includes embedded derivatives, foreign currency embedded derivatives and foreign currency forward contracts. Amounts are included within other current assets and other current liabilities in the Company’s accompanying consolidated balance sheet.

The Company did not have any Level 3 financial assets or financial liabilities during the years ended December 31, 2013 and 2012.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company determined that the major security types held as of December 31, 2013 were primarily cash and money market funds, U.S. government and agency securities, corporate bonds, certificate of deposits, commercial paper and asset-backed securities. The Company uses the specific identification method in computing realized gains and losses. Short-term and long-term investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income or loss, net of any related tax effect. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades over an extended period of time.

During the three months ended March 31, 2013, after reviewing the fair value hierarchy and its valuation criteria, the Company reclassified its U.S. government securities from within Level 2 to Level 1 of the fair value hierarchy because treasury securities issued by the U.S. government are valued using quoted prices for identical instruments in active markets.

Derivative Assets and Liabilities. For derivatives, including cash flow hedges, embedded derivatives and economic hedges of embedded derivatives, the Company uses forward contract models employing market observable inputs, such as spot currency rates and forward points with adjustments made to these values utilizing published credit default swap rates of its foreign exchange trading counterparties. The Company has determined that the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, therefore the derivatives are categorized as Level 2.

During the years ended December 31, 2013 and 2012, the Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	Leases

Capital Lease and Other Financing Obligations

Capital lease and other financing obligations consisted of the following (dollars in thousands):

	Effective interest rate	Balance as of December 31,
		2013	2012
Dallas IBX financing	7.84%	$105,069	$105,008
Toronto 1 capital lease	6.77%	67,939	—
Paris 3 IBX capital lease	8.46%	57,202	56,045
Chicago 1 capital lease	10.00%	56,523	—
Washington, D.C. IBX capital lease	8.50%	53,755	24,477
Singapore 1 IBX financing	4.13%	43,078	44,397
Los Angeles 1 capital lease	9.53%	42,322	—
U.S. headquarters capital leases	7.46%	39,699	39,095
Toronto 2 IBX financing	8.51%	38,713	—
Hong Kong 2 IBX financing	6.92%	38,558	39,131
Singapore 2 IBX financing	6.20%	35,449	—
Los Angeles 3 IBX financing	7.75%	34,788	35,640
Seattle 3 IBX financing	8.37%	34,689	30,928
New York 4 capital lease	12.80%	24,117	—
New York 5 and 6 IBX lease	8.49%	22,148	20,865
New Jersey capital lease	8.60%	21,399	22,485
DC 10 IBX financing	10.96%	17,576	17,429
New York 9 capital lease	5.50%	16,228	—
Philadelphia 1 capital lease	12.69%	15,430	—
Zurich 4 IBX financing	3.50%	15,713	12,190
Sunnyvale capital lease	8.60%	13,294	14,063
Sydney 3 IBX financing	7.65%	10,530	11,729
San Jose IBX equipment & fiber financing	8.50%	10,766	11,711
Zurich 5 IBX financing	20.68%	10,540	9,268
London IBX financing (1)	8.76%	6,468	17,561
Other capital lease and financing obligations	7.99%	99,253	49,037

		$931,246	$561,059

New York 4 Capital Lease

In December 2013, the Company entered into a lease amendment for its New York 4 IBX data center (the “New York 4 Lease”) to extend the lease term. The lease was originally accounted for as an operating lease. Pursuant to the accounting standard for leases, the Company reassessed the lease classification of the New York 4 Lease as a result of the lease amendment and determined that the lease should be accounted for as a capital lease (the “New York 4 Capital Lease”). The Company recorded a capital lease asset totaling approximately $23,208,000 and a capital lease liability totaling approximately $24,100,000 during the year ended December 31, 2013. Monthly payments under the New York 4 Capital Lease will be made through September 2036.

Philadelphia 1 Capital Lease

In December 2013, the Company entered into a lease amendment for its Philadelphia 1 IBX data center (the “Philadelphia 1 Lease”) to extend the lease term and lease additional space. The lease was originally accounted for as an operating lease. Pursuant to the accounting standard for leases, the Company reassessed the lease classification of the Philadelphia 1 Lease as a result of the lease amendment and determined that the lease should be accounted for as a capital lease (the “Philadelphia 1 Capital Lease”). The Company recorded a capital lease asset totaling approximately $15,366,000 and a capital lease liability totaling approximately $15,430,000 during the three months ended December 31, 2013. Monthly payments under the Philadelphia 1 Capital Lease will be made through December 2023.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

London IBX Financing

In November 2013, the Company entered into new leases with the landlord of the Company’s London 4 and London 5 IBX data centers, replacing the existing leases, and through such leases acquired certain rights to the London 4 and London 5 IBX data center buildings and land for an upfront payment of approximately $37,065,000 and payment of on-going rent. Concurrently, the Company entered into a lease agreement for an adjacent parcel of undeveloped land, including the right to construct the Company’s London 6 IBX data center on the land (collectively, the “London IBX Data Centers Expansion”). The total contractual obligation over the estimated term of the three new leases is collectively approximately $235,780,000, excluding the upfront payment, with the remainder to be paid in quarterly installments. The total contractual obligation was allocated to each element of the London IBX Data Centers Expansion based on their relative fair values. The London 4 and London 5 IBX data center leases (collectively, the “London 4 and 5 Leases”) were originally accounted for as financed leases pursuant to the accounting standard for lessee’s involvement in asset construction, since the Company was considered the owner of the buildings due to the building work that the Company undertook. As a result, the Company recorded building assets and related financing liabilities for the buildings, while the underlying ground leases were accounted for as operating leases. As a result of the new leases, the Company accounted for the prepayment of the London 4 and 5 Leases’ financing liabilities as a debt extinguishment and recorded a loss on debt extinguishment (see Note 10) during the three months ended December 31, 2013. The lease for the underlying land where the Company will construct its London 6 IBX data center is accounted for as an operating lease. Quarterly payments under the agreements will be made from December 2013. The Company has certain renewal options available after December 2043, of which one renewal option has been included in the Company’s estimated lease term.

Digital Realty Capital Leases

In September 2013, the Company entered into lease amendments with Digital Realty Trust, Inc. to extend the lease term of the Company’s Chicago 1, Dallas 4, Washington D.C. 3, Los Angeles 1 and Miami 2 IBX data centers. The leases were originally accounted for as operating leases, with the exception of the Washington D.C. 3 lease which was originally accounted for as a capital lease. Pursuant to the accounting standard for leases, the Company reassessed the lease classification of the leases as a result of the lease amendments and determined that upon the amendments each of the leases should be accounted for as a capital lease (the “Digital Realty Capital Leases”). The Company recorded incremental capital lease assets totaling approximately $138,826,000 and capital lease liabilities totaling approximately $143,972,000 during the three months ended September 30, 2013. Monthly payments under the Digital Realty Capital Leases commenced in October 2013 and will be made through October 2034. The Company has certain renewal options available after October 2034, which have not been included in the lease terms.

Toronto 1 Capital Lease

In May 2013, the Company entered into a lease amendment for its first IBX data center in Toronto, Canada (the “Toronto 1 Lease”) to extend the lease term. The lease was originally accounted for as an operating lease. Pursuant to the accounting standard for leases, the Company reassessed the lease classification of the Toronto 1 Lease as a result of the lease amendment and determined that the majority of the lease should be accounted for as a capital lease (the “Toronto 1 Capital Lease”). The Company recorded a capital lease asset totaling approximately $67,346,000 and liability totaling approximately $68,370,000 during the three months ended June 30, 2013. Monthly payments under the Toronto 1 Capital Lease commenced in June 2013 and will be made through April 2040.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Singapore 3 IBX Financing

In March 2013, the Company entered into a lease for land and a building that the Company and the landlord will jointly develop into the Company’s third IBX data center in the Singapore metro area (the “Singapore 3 Lease”). The Singapore 3 Lease has a term of 20 years, with an option to purchase the property. If the option to purchase the property is not exercised, the Company has options to extend the lease. The total cumulative minimum rent obligation over the term of the lease is approximately $159,040,000, exclusive of renewal periods. The landlord began construction of the building to the Company’s specifications in August 2013. Pursuant to the accounting standard for lessee’s involvement in asset construction, the Company will be considered the owner of the building during the construction phase due to the building work that the landlord and the Company will be undertaking, while the underlying land is considered an operating lease. As a result, the Company recorded a building asset and corresponding financing liability totaling approximately $4,861,000 during the year ended December 31, 2013. Monthly payments under the Singapore 3 IBX Financing are expected to commence in January 2015 and will be made through December 2034.

New York 9 Capital Lease

In February 2013, the Company entered into a lease amendment for a portion of its New York 9 IBX data center (the “New York 9 Lease”) to extend the lease term. The lease was originally accounted for as an operating lease. Pursuant to the accounting standard for leases, the Company reassessed the lease classification of the New York 9 Lease as a result of the lease amendment and determined that the lease should be accounted for as a capital lease (the “New York 9 Capital Lease”). The Company recorded a capital lease asset totaling approximately $16,057,000 and a capital lease liability totaling approximately $16,119,000 during the year ended December 31, 2013. Monthly payments under the New York 9 Capital Lease will be made through August 2025.

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

Dallas IBX Financing

In December 2012, the Company began construction to physically connect the spaces included in multiple individual leases within the same property in Dallas to meet the Company’s needs. Pursuant to the accounting standard for lessee’s involvement in asset construction, the Company is considered the owner of the assets during the construction phase due to the building work that the Company is undertaking. As a result, the Company recorded a building asset totaling approximately $98,825,000 and a corresponding financing obligation liability totaling approximately $105,008,000 as of December 31, 2012 (the “Dallas IBX Financing”). Monthly payments under the Dallas IBX Financing will be made through December 2029 at a weighted-average effective interest rate of 7.91% per annum.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities of Capital Lease and Other Financing Obligations

The Company’s capital lease and other financing obligations are summarized as follows as of December 31, 2013 (dollars in thousands):

	Capital lease obligations	Other financing obligations	Total
2014	$41,124	$44,262	$85,386
2015	43,317	51,548	94,865
2016	43,746	55,917	99,663
2017	44,681	56,000	100,681
2018	46,093	58,916	105,009
Thereafter	646,431	541,081	1,187,512

Total minimum lease payments	865,392	807,724	1,673,116
Plus amount representing residual property value	—	388,092	388,092
Less estimated building costs	—	(48,344)	(48,344)
Less amount representing interest	(455,905)	(625,713)	(1,081,618)

Present value of net minimum lease payments	409,487	521,759	931,246
Less current portion	(9,204)	(8,010)	(17,214)

	$400,283	$513,749	$914,032

Operating Leases

The Company currently leases the majority of its IBX data centers and certain equipment under noncancelable operating lease agreements. The majority of the Company’s operating leases for its land and IBX data centers expire at various dates through 2043 with renewal options available to the Company. The lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated some rent expense abatement periods for certain leases to better match the phased build out of its IBX data centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent (see Note 6, “Other Current Liabilities” and “Other Liabilities”).

Minimum future operating lease payments as of December 31, 2013 are summarized as follows (in thousands):

Year ending:
2014	$91,658
2015	81,848
2016	79,806
2017	75,692
2018	72,817
Thereafter	552,357

Total	$954,178

Total rent expense was approximately $112,704,000, $113,338,000 and $111,787,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.	Debt Facilities

Mortgage and Loans Payable

The Company’s non-convertible debt consisted of the following as of December 31 (in thousands):

	2013	2012
U.S. term loan	$140,000	$180,000
ALOG financings	67,882	48,807
Mortgage payable	43,497	—
Paris 4 IBX financing	122	8,071
Other loans payable	1,707	4,084

	253,208	240,962
Less current portion	(53,508)	(52,160)

	$199,700	$188,802

U.S. Financing

In June 2012, the Company entered into a credit agreement with a group of lenders for a $750,000,000 credit facility (the “U.S. Financing”), comprised of a $200,000,000 term loan facility (the “U.S. Term Loan”) and a $550,000,000 multicurrency revolving credit facility (the “U.S. Revolving Credit Line”). The U.S. Financing contains several financial covenants with which the Company must comply on a quarterly basis, including a maximum senior leverage ratio covenant, a minimum fixed charge coverage ratio covenant and a minimum tangible net worth covenant. The U.S. Financing is guaranteed by certain of the Company’s domestic subsidiaries and is secured by the Company’s and guarantors’ accounts receivable as well as pledges of the equity interests of certain of the Company’s direct and indirect subsidiaries. The U.S. Term Loan and U.S. Revolving Credit Line both have a five-year term, subject to the satisfaction of certain conditions with respect to the Company’s outstanding convertible subordinated notes. The Company is required to repay the principal balance of the U.S. Term Loan in equal quarterly installments over the term. The U.S. Term Loan bears interest at a rate based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate and (c) one-month LIBOR plus 1.00%) plus, in either case, a margin that varies as a function of the Company’s senior leverage ratio in the range of 1.25%-2.00% per annum if the Company elects to use the LIBOR index and in the range of 0.25%-1.00% per annum if the Company elects to use the Base Rate index. In July 2012, the Company fully utilized the U.S. Term Loan and used the funds to prepay the outstanding balance of and terminate a multi-currency credit facility in the Company’s Asia-Pacific region. The U.S. Revolving Credit Line allows the Company to borrow, repay and reborrow over the term. The U.S. Revolving Credit Line provides a sublimit for the issuance of letters of credit of up to $150,000,000 at any one time. The Company may use the U.S. Revolving Credit Line for working capital, capital expenditures, issuance of letters of credit, and other general corporate purposes. Borrowings under the U.S. Revolving Credit Line bear interest at a rate based on LIBOR or, at the option of the Company, the Base Rate (defined above) plus, in either case, a margin that varies as a function of the Company’s senior leverage ratio in the range of 0.95%-1.60% per annum if the Company elects to use the LIBOR index and in the range of 0.00%-0.60% per annum if the Company elects to use the Base Rate index. The Company is required to pay a quarterly letter of credit fee on the face amount of each letter of credit, which fee is based on the same margin that applies from time to time to LIBOR-indexed borrowings under the U.S. Revolving Credit Line. The Company is also required to pay a quarterly facility fee ranging from 0.30%-0.40% per annum of the U.S. Revolving Credit Line (regardless of the amount utilized), which fee also varies as a function of the Company’s senior leverage ratio. In June 2012, the outstanding letters of credit issued under an existing revolving credit facility were assumed under the U.S. Revolving Credit Line and the existing revolving credit facility was terminated.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February 2013, the U.S. Financing was amended to modify certain definitions of items used in the calculation of the financial covenants with which the Company must comply on a quarterly basis to exclude the write-off of any unamortized debt issuance costs that were incurred in connection with the issuance of the 8.125% Senior Notes; to exclude one-time transaction costs, fees, premiums and expenses incurred by the Company in connection with the issuance of the 4.875% Senior Notes and 5.375% Senior Notes and the redemption of the 8.125% Senior Notes; and to exclude the 8.125% Senior Notes from the calculation of total leverage for the period ended March 31, 2013, provided that certain conditions in connection with the redemption of the 8.125% Senior Notes were satisfied. The amendment also postponed the step-down of the maximum senior leverage ratio covenant from the three months ended March 31, 2013 to the three months ended September 30, 2013.

In September 2013, the U.S. Financing was further amended. Among other changes, the amendment (i) modified certain covenants to accommodate the Company’s planned conversion to a REIT, and related matters; (ii) replaced the maximum senior leverage ratio covenant with a maximum senior net leverage ratio covenant and modified the minimum fixed charge coverage ratio and tangible net worth covenants; (iii) modified certain defined terms used in the calculation of the financial covenants to exclude certain expenses incurred by the Company in connection with its planned REIT conversion; and (iv) permits the Company to request an increase in the U.S. Revolving Credit Line of up to an additional $250,000,000, subject to various conditions including the receipt of lender commitments.

As of December 31, 2013, the effective interest rate under the U.S. Term Loan was 2.17% per annum. As of December 31, 2013, the Company had 17 irrevocable letters of credit totaling $33,208,000 issued and outstanding under the U.S. Revolving Credit Line. As a result, the amount available to the Company to borrow under the U.S. Revolving Credit Line was $516,792,000 as of December 31, 2013. As of December 31, 2013, the Company was in compliance with all covenants of the U.S. Financing. Debt issuance costs related to the U.S. Financing, net of amortization, were $7,985,000 as of December 31, 2013.

ALOG Financings

2013 ALOG Financing

In November 2013, ALOG completed a 60,318,000 Brazilian real borrowing agreement, or approximately $25,536,000 (the “2013 ALOG Financing”). The 2013 ALOG Financing has a five-year term with semi-annual principal payments beginning in the third year of its term and semi-annual interest payments during the entire term. The 2013 ALOG Financing bears an interest rate of 2.25% above the local borrowing rate. The 2013 ALOG Financing contains financial covenants, which ALOG must comply with annually, consisting of a leverage ratio and a fixed charge coverage ratio. As of December 31, 2013, the Company was in compliance with all financial covenants under the 2013 ALOG Financing. The 2013 ALOG Financing is not guaranteed by ALOG or the Company. The 2013 ALOG Financing is not secured by ALOG’s or the Company’s assets. The 2013 ALOG Financing has a final maturity date of November 2018. During the three months ended December 31, 2013, ALOG fully utilized the 2013 ALOG Financing. As of December 31, 2013, the effective interest rate under the 2013 ALOG Financing was 12.24% per annum.

2012 ALOG Financing

In June 2012, ALOG completed a 100,000,000 Brazilian real borrowing agreement, or approximately $48,807,000 (the “2012 ALOG Financing”). The 2012 ALOG Financing has a five-year term with semi-annual principal payments beginning in the third year of its term and quarterly interest payments during the entire term. The 2012 ALOG Financing bears an interest rate of 2.75% above the local borrowing rate. The 2012 ALOG Financing contains financial covenants, which ALOG must comply with annually, consisting of a leverage ratio and a fixed charge coverage ratio. As of December 31, 2012, the Company was in compliance with all financial covenants under the 2012 ALOG Financing. The 2012 ALOG Financing is not guaranteed by ALOG or the Company. The 2012 ALOG Financing is not secured by ALOG’s or the Company’s assets. The 2012 ALOG Financing has a final maturity date of June 2017. During the three months ended September 30, 2012, ALOG fully utilized the 2012 ALOG Financing and used a portion of the funds to prepay and terminate ALOG loans payable outstanding. As of December 31, 2012, the effective interest rate under the 2012 ALOG Financing was 12.52% per annum.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Mortgage Payable

In October 2013, as a result of the Frankfurt Kleyer 90 Carrier Hotel Acquisition, the Company assumed a mortgage payable of $42,906,000 (see Note 3) with an effective interest rate of 4.25%. The mortgage payable has monthly principal and interest payments and has an expiration date of August 2022.

Paris 4 IBX Financing

In March 2011, the Company entered into two agreements with two unrelated parties to purchase and develop a building that became the Company’s fourth IBX data center in the Paris metro area, which opened for business in August 2012. The first agreement, as amended, allowed the Company the right to purchase the property for a total fee of approximately $19,782,000, payable to a company that held exclusive rights (including power rights) to the property and was already in the process of developing the property into a data center and has, instead, become the anchor tenant in the Paris 4 IBX data center once it opened for business, which occurred in August 2012. The second agreement was entered into with the developer of the property and allowed the Company to take immediate title to the building and associated land and also required the developer to construct the data center to the Company’s specifications and deliver the completed data center to the Company in July 2012 for a total fee of approximately $101,485,000. Of the amounts paid under the Paris 4 IBX Financing, a total of approximately $14,771,000 was allocated to land and building assets, $3,374,000 was allocated to a deferred charge, which is being netted against revenue associated with the anchor tenant of the Paris 4 IBX data center over the term of the customer contract, and the remainder totaling $103,122,000 was allocated to construction costs inclusive of interest charges.

Convertible Debt

The Company’s convertible debt consisted of the following as of December 31 (in thousands):

	2013	2012
3.00% Convertible Subordinated Notes	$395,986	$395,986
4.75% Convertible Subordinated Notes	373,724	373,730

	769,710	769,716
Less amount representing debt discount	(45,508)	(60,990)

	$724,202	$708,726

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Holders of the 3.00% Convertible Subordinated Notes may convert their notes at their option on any day up to and including the business day immediately preceding the maturity date into shares of the Company’s common stock. The base conversion rate is 7.436 shares of common stock per $1,000 principal amount of 3.00% Convertible Subordinated Notes, subject to adjustment. This represents a base conversion price of approximately $134.48 per share of common stock. If, at the time of conversion, the applicable stock price of the Company’s common stock exceeds the base conversion price, the conversion rate will be determined pursuant to a formula resulting in the receipt of up to 4.4616 additional shares of common stock per $1,000 principal amount of the 3.00% Convertible Subordinated Notes, subject to adjustment. However, in no event would the total number of shares issuable upon conversion of the 3.00% Convertible Subordinated Notes exceed 11.8976 per $1,000 principal amount of 3.00% Convertible Subordinated Notes, subject to anti-dilution adjustments, or the equivalent of $84.05 per share of the Company’s common stock or a total of 4,711,283 shares of the Company’s common stock. As of December 31, 2013, the Company expects the holders of the 3.00% Convertible Subordinated Notes to convert their notes into shares of the Company’s common stock prior to the 3.00% Convertible Subordinated Notes maturity date since the Company’s stock price was greater than the base conversion price of the 3.00% Convertible Subordinated Notes. As a result, the Company determined that the principal amount of the 3.00% Convertible Subordinated Notes should be classified as non-current convertible debt on the Company’s consolidated balance sheet as of December 31, 2013 due to the Company’s expectation that the 3.00% Convertible Subordinated Notes will be settled in shares of the Company’s common stock instead of cash. As of December 31, 2013, had the holders of the 3.00% Convertible Subordinated Notes converted their notes, the 3.00% Convertible Subordinated Notes would have been convertible into 3,370,419 shares of the Company’s common stock.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Holders of the 4.75% Convertible Subordinated Notes were eligible to convert their notes during the year ended December 31, 2013 and are eligible to convert their notes during the three months ending March 31, 2014, since the Stock Price Condition Conversion Clause was met during the applicable periods. As of December 31, 2013, had the holders of the 4.75% Convertible Subordinated Notes converted their notes, the 4.75% Convertible Subordinated Notes would have been convertible into a maximum of 4,432,339 shares of the Company’s common stock.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Issuance and transaction costs incurred at the time of the issuance of the 4.75% Convertible Subordinated Notes with third parties are allocated to the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. The 4.75% Convertible Subordinated Notes consisted of the following as of December 31 (in thousands):

	2013	2012
Equity component (1)	$104,794	$104,794

Liability component :
Principal	$373,724	$373,730
Less: debt discount, net (2)	(45,508)	(60,990)

Net carrying amount	$328,216	$312,740

(1)	Included in the consolidated balance sheets within additional paid-in capital.
(2)	Included in the consolidated balance sheets within convertible debt and is amortized over the remaining life of the 4.75% Convertible Subordinated Notes.

As of December 31, 2013, the remaining life of the 4.75% Convertible Subordinated Notes was 2.46 years.

The following table sets forth total interest expense recognized related to the 4.75% Convertible Subordinated Notes for the years ended December 31 (in thousands):

	2013	2012
Contractual interest expense	$17,753	$17,753
Amortization of debt issuance costs	1,022	1,025
Amortization of debt discount	15,482	13,977

	$34,257	$32,755

Effective interest rate of the liability component	10.88%	10.88%

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table sets forth total interest expense recognized related to the 2.50% Convertible Subordinated Notes during the year ended December 31 (in thousands):

2012
Contractual interest expense	$1,823
Amortization of debt issuance costs	356
Amortization of debt discount	3,685

Total interest expense	$5,864

Effective interest rate of the liability component	8.37%

Senior Notes

The Company’s senior notes consisted of the following as of December 31 (in thousands):

	2013	2012
5.375% senior notes due 2023	$1,000,000	$—
7.00% senior notes due 2021	750,000	750,000
4.875% senior notes due 2020	500,000	—
8.125% senior notes due 2018	—	750,000

	$2,250,000	$1,500,000

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.875% Senior Notes and 5.375% Senior Notes

In March 2013, the Company issued $1,500,000,000 aggregate principal amount of senior notes, which consist of $500,000,000 aggregate principal amount of 4.875% Senior Notes due April 1, 2020 (the “4.875% Senior Notes”) and $1,000,000,000 aggregate principal amount of 5.375% Senior Notes due April 1, 2023 (the “5.375% Senior Notes”). Interest on both the 4.875% Senior Notes and the 5.375% Senior Notes is payable semi-annually on April 1 and October 1 of each year and commenced on October 1, 2013.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Debt issuance costs related to the 4.875% Senior Notes and 5.375% Senior Notes, net of amortization, were $18,503,000 as of December 31, 2013. In March 2013, the Company placed $836,400,000 of the proceeds from the issuance of the 4.875% and 5.375% Senior Notes into a restricted cash account for the redemption of the 8.125% Senior Notes (see below).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Debt issuance costs related to the 7.00% Senior Notes, net of amortization, were $10,704,000 as of December 31, 2013.

8.125% Senior Notes

In February 2010, the Company issued $750,000,000 aggregate principal amount of 8.125% Senior Notes due March 1, 2018 (the “8.125% Senior Notes”). Interest was payable semi-annually on March 1 and September 1 of each year and commenced on September 1, 2010. The indenture governing the 8.125% Senior Notes permitted the Company to redeem the 8.125% Senior Notes at the redemption prices set forth in the 8.125% Senior Notes indenture plus accrued and unpaid interest to, but not including the redemption date.

In April 2013, the Company redeemed the entire principal amount of the 8.125% Senior Notes pursuant to the optional redemption provisions in the indenture governing the 8.125% Senior Notes, plus accrued interest, in cash of $836,511,000, which included the applicable premium paid of $80,925,000. As a result, the Company recognized a loss on debt extinguishment during the three months ended June 30, 2013.

Loss on Debt Extinguishment

During the year ended December 31, 2013, the Company recorded $108,501,000 of loss on debt extinguishment primarily comprised of (i) $93,602,000 loss on debt extinguishment from the redemption of the 8.125% Senior Notes, which included $8,927,000 related to the write-off of unamortized debt issuance costs and $3,750,000 of other transaction-related fees, (ii) $13,189,000 from the London IBX Financing (see Note 9) and (iii) $1,710,000 from an amendment of the New York 5 and 6 IBX lease.

During the year ended December 31, 2012, the Company recorded $5,204,000 of loss on debt extinguishment due to the write-off of unamortized debt issuance costs associated with the prepayment and termination of a multi-currency credit facility in the Company’s Asia-Pacific region.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities of Debt Facilities

The following table sets forth maturities of the Company’s debt, including loans payable, convertible debt and senior notes, as of December 31, 2013 (in thousands):

Year ending:
2014		$449,490
2015		57,358
2016	(1)	434,853
2017		35,143
2018		9,156
Thereafter		2,286,918

		$3,272,918

(1)	Gross of $45,508 debt discount from the 4.75% Convertible Subordinated Notes.

Fair Value of Debt Facilities

The following table sets forth the estimated fair values of the Company’s loans payable, senior notes and convertible debt, including current maturities, as of December 31 (in thousands):

	2013	2012
Mortgage and loans payable	$254,607	$238,793
Convertible debt	1,009,744	1,144,568
Senior Notes	2,302,290	1,661,400

Interest Charges

The following table sets forth total interest costs incurred and total interest costs capitalized for the years ended December 31 (in thousands):

	2013	2012	2011
Interest expense	$248,792	$200,328	$181,303
Interest capitalized	10,608	30,643	13,578

Interest charges incurred	$259,400	$230,971	$194,881

11.	Redeemable Non-Controlling Interests

As a result of the ALOG Acquisition (Note 3), the Company recorded redeemable non-controlling interests. Given the provisions in the ALOG Acquisition related to the put and call options, the Company adjusts its redeemable non-controlling interests to redemption value on each balance sheet date with corresponding increases/decreases recognized as adjustments to retained earnings or, in the absence of retained earnings, additional paid-in capital. The redemption value of the non-controlling interests is estimated by applying an income approach. Under the income approach, the Company develops a cash flow forecast and uses its estimated weighted-average cost of capital applicable to ALOG as the discount rate. The significant assumptions used to estimate the redemption value of the non-controlling interests include projected revenue growth, sales and marketing expenses, operating margins, capital expenditures and the discount rate. The measurement of the redemption value of the non-controlling interests was based on significant inputs that are not observable in the market and thus represents a Level 3 measurement.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides a summary of the activities of the Company’s redeemable non-controlling interests (in thousands):

Balance at December 31, 2011	$67,601
Net income attributable to redeemable non-controlling interests	3,116
Other comprehensive loss attributable to redeemable non-controlling interests	(6,485)
Change in redemption value of non-controlling interests	21,270
Impact of foreign currency exchange	(1,324)

Balance at December 31, 2012	84,178
Net income attributable to redeemable non-controlling interests	1,438
Other comprehensive loss attributable to redeemable non-controlling interests	(7,526)
Change in redemption value of non-controlling interests	47,940
Impact of foreign currency exchange	(2,128)

Balance at December 31, 2013	$123,902

12.	Stockholders’ Equity

The Company’s authorized share capital is 300,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 25,000,000 is designated Series A, 25,000,000 is designated as Series A-1 and 50,000,000 is undesignated. As of December 31, 2013 and 2012, the Company had no preferred stock issued and outstanding.

Common Stock

As of December 31, 2013, the Company has reserved the following shares of authorized but unissued shares of common stock for future issuance:

Conversion of 3.00% Convertible Subordinated Notes	4,711,283
Conversion of 4.75% Convertible Subordinated Notes	4,432,339
Common stock options and restricted stock units	7,162,679
Common stock employee purchase plans	3,414,253

19,720,554

Accumulated Other Comprehensive Income (Loss)

The components of the Company’s accumulated other comprehensive loss consisted of the following as of December 31, 2013 (in thousands):

	Balance as of December 31, 2012	Net change	Balance as of December 31, 2013
Foreign currency translation loss	$(114,678)	$(18,203)	$(132,881)
Unrealized loss on cash flow hedges	—	(1,750)	(1,750)
Unrealized gain (loss) on available for sale securities	41	(298)	(257)
Other comprehensive loss attributable to redeemable non-controlling interests	13,595	7,526	21,121

	$(101,042)	$(12,725)	$(113,767)

Changes in foreign currencies can have a significant impact to the Company’s consolidated balance sheets (as evidenced above in the Company’s foreign currency translation gain or loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translating into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. At December 31, 2013, the U.S. dollar was generally stronger relative to certain of the currencies of the foreign countries in which the Company operates. This overall strength of the U.S. dollar had an overall negative impact on the Company’s consolidated financial position because the foreign denominations translated into less U.S. dollars as evidenced by an increase in foreign currency translation loss for the year ended December 31, 2013 compared to the year ended December 31, 2012 as reflected in the above table. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which the Company does business could have a significant impact on its consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share Repurchase Program

2013 Share Repurchase Program

In December 2013, the Company’s Board of Directors (the “Board”) approved a share repurchase program (the “2013 Share Repurchase Program”) to repurchase up to $500,000,000 in value of the Company’s common stock in the open market or private transactions through December 31, 2014. The 2013 Share Repurchase Program was designed to return value to the Company’s shareholders and minimize dilution from stock issuances.

During the year ended December 31, 2013, the Company repurchased a total of 288,739 shares of its common stock in the open market at an average price of $169.01 per share for total consideration of $48,799,000 under the 2013 Share Repurchase Program. As of December 31, 2013, the unused balance under the 2013 Share Repurchase Program was $451,201,000.

2011 Share Repurchase Program

In November 2011, the Board approved a share repurchase program (the “2011 Share Repurchase Program”) to repurchase up to $250,000,000 in value of the Company’s common stock in the open market or private transactions through December 31, 2012. The 2011 Share Repurchase Program was designed to return value to the Company’s shareholders and minimize dilution from stock issuances.

During the years ended December 31, 2012 and 2011, the Company repurchased a total of 131,489 shares and 870,421 shares, respectively, of its common stock in the open market at an average price of $101.64 and $99.57 per share for total consideration of $100,030,000 under the 2011 Share Repurchase Program. The 2011 Share Repurchase Program expired on December 31, 2012.

During the year ended December 31, 2013, the Company re-issued a total of 8,266 shares of its treasury stock with a total value of $811,000, primarily related to the settlement of restricted stock units. During the year ended December 31, 2012, the Company re-issued a total of 638,167 shares of its treasury stock with a total value of $63,354,000, primarily related to the settlement of the 2.50% Convertible Subordinated Notes (see Note 10).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.	Stock-Based Compensation

ALOG Equity Awards

In July 2011, ALOG, in which the Company has an indirect controlling interest (see Note 3), granted 885,840 stock options to purchase common shares of ALOG to certain of ALOG’s employees with a weighted-average exercise price of approximately $6.35 and a weighted-average fair value of approximately $1.53 (the “2011 ALOG Stock Options”). The 2011 ALOG Stock Options were cancelled in December 2012 and replaced with a new grant of stock options for 18,421,648 shares of which stock options for 4,711,808 shares were immediately vested (the “2012 ALOG Stock Options”). The 2012 ALOG Stock Options are accounted for as liability-classified awards under the accounting standard for share-based payments and will be re-measured each reporting period prospectively until the underlying shares are settled. Under certain circumstances, the 2012 ALOG Stock Options are eligible for net cash settlement by the stock option holders. The weighted-average fair value per share of the 2012 ALOG Stock Options on the date of the grant was approximately $0.11, which was computed using the Black-Scholes model with assumptions as follows:

Average exercise price	$0.28
Expected life (years)	1.35
Dividend yield	0%
Volatility	44%
Risk-free interest rate	7.3%

During the year ended December 31, 2013, stock options for 1,986,912 shares were exercised. As of December 31, 2013, the Company had a total stock-based compensation liability of $3,778,000 from the 2012 ALOG Stock Options.

Equinix Equity Awards

Equity Compensation Plans

In May 2000, the Company’s stockholders approved the adoption of the 2000 Equity Incentive Plan as the successor plan to the 1998 Stock Plan. Beginning in August 2000, the Company no longer issued additional grants under the 1998 Stock Plan, and unexercised options under the 1998 Stock Plan that are canceled due to an optionee’s termination may be reissued under the successor 2000 Equity Incentive Plan. Under the 2000 Equity Incentive Plan, nonstatutory stock options, restricted shares, restricted stock units, and stock appreciation rights may be granted to employees, outside directors and consultants at not less than 85% of the fair value on the date of grant, and incentive stock options may be granted to employees at not less than 100% of the fair value on the date of grant. Options granted prior to October 1, 2005 generally expire 10 years from the grant date, and equity awards granted to employees and consultants on or after October 1, 2005 will generally expire seven years from the grant date, subject to continuous service of the optionee. Equity awards granted under the 2000 Equity Incentive Plan generally vest over four years. As of December 31, 2013, the Company had reserved a total of 16,807,926, shares for issuance under the 2000 Equity Incentive Plan of which 4,718,738 were still available for grant. The 2000 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”), and the Compensation Committee may terminate or amend the plan, with approval of the stockholders as may be required by applicable law, at any time.

In May 2000, the Company’s stockholders approved the adoption of the 2000 Director Option Plan, which was amended and restated effective January 1, 2003. Under the 2000 Director Option Plan, each non-employee board member who was not previously an employee of the Company will receive an automatic initial nonstatutory stock option grant, which vests in four annual installments. In addition, each non-employee board member will receive an annual non-statutory stock option grant on the date of the Company’s regular Annual Meeting of Stockholders, provided the board member will continue to serve as a director thereafter. Such annual option grants shall vest in full on the earlier of a) the first anniversary of the grant, or b) the date of the regular Annual Meeting of Stockholders held in the year following the grant date. A new director who receives an initial option will not receive an annual option in the same calendar year. Options granted under the 2000 Director Option Plan will have an option price not less than 100% of the fair value on the date of grant and will have a 10-year contractual term, subject to continuous service of the board member. On December 18, 2008, the Company’s Board of Directors passed resolutions eliminating all automatic stock option grant mechanisms under the 2000 Director Option Plan, and replaced them with an automatic restricted stock unit grant mechanism under the 2000 Equity Incentive Plan. As of December 31, 2013, the Company had reserved 593,440 shares for issuance under the 2000 Director Option Plan of which 505,938 were still available for grant. The 2000 Director Option Plan is administered by the Compensation Committee and the Compensation Committee may terminate or amend the plan, with approval of the stockholders as may be required by applicable law, at any time.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In September 2001, the Company adopted the 2001 Supplemental Stock Plan, under which non-statutory stock options and restricted shares/restricted stock units may be granted to consultants and employees who are not executive officers or board members, at not less than 85% of the fair value on the date of grant. Options granted prior to October 1, 2005 generally expire 10 years from the grant date, and options granted on or after October 1, 2005 will generally expire seven years from the grant date, subject to continuous service of the optionee. Current stock options granted under the 2001 Supplemental Stock Plan generally vest over four years. As of December 31, 2013, the Company had reserved a total of 1,493,961 shares for issuance under the 2001 Supplemental Stock Plan, of which 260,326 were still available for grant. The 2001 Supplemental Stock Plan is administered by the Compensation Committee, and the plan will continue in effect indefinitely unless the Compensation Committee decides to terminate it earlier.

The 1998 Stock Plan, 2000 Equity Incentive Plan, 2000 Director Option Plan, 2001 Supplemental Stock Plan and Switch and Data 2007 Stock Incentive Plan are collectively referred to as the “Equity Compensation Plans.”

Stock Options

Stock option activity under the Equity Compensation Plans is summarized as follows:

	Number of shares outstanding	Weighted- average exercise price per share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (1) (dollars in thousands)
Stock options outstanding at December 31, 2010	1,469,366	$62.77
Stock options exercised	(478,832)	54.17
Stock options canceled	(70,618)	92.55

Stock options outstanding at December 31, 2011	919,916	64.96
Stock options exercised	(615,754)	63.19
Stock options canceled	(7,633)	63.47

Stock options outstanding at December 31, 2012	296,529	68.68
Stock options exercised	(147,819)	63.66
Stock options canceled	(655)	3.06

Stock options outstanding at December 31, 2013	148,055	73.99	1.98	$15,318

Stock options vested and exercisable at December 31, 2013	148,055	73.99	1.98	15,318

(1)	The aggregate intrinsic value is calculated as the difference between the market value of the stock as of December 31, 2013 and the exercise price of the option.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about outstanding stock options as of December 31, 2013:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of shares	Weighted- average exercise price
$29.80 to $44.89	47,918	1.22	$41.15	47,918	$41.15
$57.24 to $86.19	38,014	2.57	80.95	38,014	80.95
$86.42 to $94.49	42,152	2.73	91.98	42,152	91.98
$94.98 to $112.41	19,971	1.07	101.57	19,971	101.57

	148,055	1.98	73.99	148,055	73.99

The Company provides the following additional disclosures for stock options as of December 31 (dollars in thousands):

	2013	2012	2011
Total fair value of stock options vested	$485	$1,111	$5,183
Total aggregate intrinsic value of stock options exercised (1)	19,385	54,761	19,765

(1)	The intrinsic value is calculated as the difference between the market value of the stock on the date of exercise and the exercise price of the option.

Restricted Shares and Restricted Stock Units

Restricted Shares

During 2006 and 2007, the Company granted issued and outstanding restricted shares to its executive officers. At the date of the grant, the Company issued these shares into restricted book-entry escrow accounts under the names of each of the executive officers. These shares had voting rights and were considered issued and outstanding. They were released from the escrow account as they vested. However, they were subject to forfeiture (and, therefore, canceled) if the individual officers did not meet the vesting requirements. The activity of these restricted shares is as follows:

	Number of shares outstanding	Weighted-average grant date fair value per share
Restricted shares outstanding, December 31, 2010	31,334	$72.30
Restricted shares released, vested	(23,834)	68.67

Restricted shares outstanding, December 31, 2011	7,500	83.84
Restricted shares released, vested	(7,500)	83.84

Restricted shares outstanding, December 31, 2012	—	—

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	Number of shares outstanding	Weighted- average grant date fair value per share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (1) (dollars in thousands)
Restricted stock units outstanding at December 31, 2010	1,466,342	$80.68
Restricted stock units granted	1,039,259	88.53
Restricted stock units released, vested	(684,259)	79.88
Restricted stock units canceled	(143,077)	86.43

Restricted stock units outstanding at December 31, 2011	1,678,265	85.37
Restricted stock units granted	821,885	148.93
Restricted stock units released, vested	(777,256)	88.44
Restricted stock units canceled	(139,054)	103.93

Restricted stock units outstanding at December 31, 2012	1,583,840	115.22
Restricted stock units granted	775,029	204.20
Restricted stock units released, vested	(738,767)	199.14
Restricted stock units canceled	(110,720)	138.27

Restricted stock units outstanding at December 31, 2013	1,509,382	122.05	1.17	$267,840

(1)	The intrinsic value is calculated based on the market value of the stock as of December 31, 2013.

Total fair value of restricted stock units vested and released during the years ended December 31, 2013, 2012 and 2011 was $147,119,000, $68,738,000 and $54,659,000.

Employee Stock Purchase Plan

In June 2004, the Company’s stockholders approved the adoption of the 2004 Employee Stock Purchase Plan (the “2004 Purchase Plan”) as a successor plan to a previous plan that ceased activity in 2005. A total of 500,000 shares have been reserved for issuance under the 2004 Purchase Plan, and the number of shares available for issuance under the 2004 Purchase Plan automatically increases on January 1 each year, beginning in 2005, by the lesser of 2% of the shares of common stock then outstanding or 500,000 shares. As of December 31, 2013, a total of 3,414,253 shares remained available for purchase under the 2004 Purchase Plan. The 2004 Purchase Plan permits eligible employees to purchase common stock on favorable terms via payroll deductions of up to 15% of the employee’s cash compensation, subject to certain share and statutory dollar limits. Two overlapping offering periods commence during each calendar year, on each February 15 and August 15 or such other periods or dates as determined by the Compensation Committee from time to time, and the offering periods last up to 24 months with a purchase date every six months. The price of each share purchased is 85% of the lower of a) the fair value per share of common stock on the last trading day before the commencement of the applicable offering period or b) the fair value per share of common stock on the purchase date. The 2004 Purchase Plan is administered by the Compensation Committee of the Board of Directors, and such plan will terminate automatically in June 2014 unless a) the 2004 Purchase Plan is extended by the Board of Directors and b) the extension is approved within 12 months by the Company’s stockholders.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company provides the following disclosures for the 2004 Purchase Plan as of December 31 (dollars, except shares):

	2013	2012	2011
Weighted average purchase price per share	$108.97	$78.22	$61.17
Weighted average grant-date fair value per share of shares purchased	41.30	32.33	27.58
Number of shares purchased	214,985	220,290	211,840

The Company uses the Black-Scholes option-pricing model to determine the fair value of shares purchased under the 2004 Purchase Plan with the following weighted average assumptions for the years ended December 31:

	2013	2012	2011
Dividend yield	0%	0%	0%
Expected volatility	41%	46%	47%
Risk-free interest rate	0.37%	0.40%	0.43%
Expected life (in years)	1.25	1.25	1.25

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

As of December 31, 2013, the total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $172,702,000 which is expected to be recognized over a weighted-average period of 2.01 years.

The following table presents, by operating expense, the Company’s stock-based compensation expense recognized in the Company’s consolidated statement of operations for the years ended December 31 (in thousands):

	2013	2012	2011
Cost of revenues	$7,855	$6,218	$5,569
Sales and marketing	26,538	18,730	14,558
General and administrative	68,547	57,787	51,010

	$102,940	$82,735	$71,137

The Company’s stock-based compensation recognized in the consolidated statement of operations was comprised of the following types of equity awards for the years ended December 31 (in thousands):

	2013	2012	2011
Stock options	$3,456	$811	$3,604
Restricted shares and restricted stock units	88,411	73,703	61,865
Employee stock purchase plan	11,073	8,221	5,668

	$102,940	$82,735	$71,137

During the years ended December 31, 2013, 2012 and 2011, the Company capitalized $3,305,000, $1,743,000 and $1,431,000, respectively, of stock-based compensation expense as construction in progress in property, plant and equipment.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	Income Taxes

Income (loss) from continuing operations before income taxes is attributable to the following geographic locations for the years ended December 31 (in thousands):

	2013	2012	2011
Domestic	$(28,362)	$56,822	$40,828
Foreign	140,641	131,800	88,892

Income from continuing operations before income taxes	$112,279	$188,622	$129,720

The provision for income tax from continuing operations consisted of the following components for the years ended December 31 (in thousands):

	2013	2012	2011
Current:
Federal	$(100,035)	$(55,064)	$—
State and local	(15,260)	(21,712)	(2,183)
Foreign	(29,377)	(29,344)	(24,730)

Subtotal	(144,672)	(106,120)	(26,913)

Deferred:
Federal	111,721	42,568	(12,664)
State and local	17,044	14,082	2,323
Foreign	(249)	(9,094)	(93)

Subtotal	128,516	47,556	(10,434)

Provision for income taxes	$(16,156)	$(58,564)	$(37,347)

The provision for income taxes attributable to the Company’s discontinued operations is included in net income from discontinued operations and gain on sale of discontinued operations in the Company’s consolidated statements of operations. State and foreign taxes not based on income are included in general and administrative expenses and the aggregated amount is insignificant for the years ended December 31, 2013, 2012 and 2011.

The Company is entitled to a deduction for federal and state tax purposes with respect to employee equity award activity. The reduction in income tax payable related to windfall tax benefits for stock based compensation awards has been reflected as an adjustment to additional paid-in capital. For the years ended December 31, 2013, 2012 and 2011, the benefits arising from employee equity award activity that resulted in an adjustment to additional paid in capital were approximately $25,638,000, $84,740,000 and $81,000, respectively.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fiscal 2013, 2012 and 2011 income tax benefit (expense) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pre-tax income as a result of the following for the years ended December 31 (in thousands):

	2013	2012	2011
Federal tax at statutory rate	$(39,298)	$(66,019)	$(45,402)
State and local taxes	7,435	261	660
Deferred tax assets generated in current year not benefited	(4,777)	(4,396)	—
Foreign income tax rate differential	21,392	11,466	8,234
Non-deductible expenses	(2,525)	(2,997)	(941)
Stock-based compensation expense	(3,273)	(832)	(943)
Change in valuation allowance	1,362	(3,245)	2,342
Foreign financing benefits	4,303	7,395	5,418
Uncertain tax positions reserve	2,952	2,449	(5,733)
Other, net	(3,727)	(2,646)	(982)

Total income tax expense	$(16,156)	$(58,564)	$(37,347)

The Company has not provided for deferred taxes on the excess of the financial reporting over the tax basis in its investments in foreign subsidiaries that are essentially permanent in duration because the Company intends to reinvest the earnings outside the U.S. for an indefinite period of time. The determination of the additional taxes that have not been provided is not practicable to compute based upon the complexities in tax law across the juridictions in which the Company operates. As of December 31, 2013, certain of the Company’s foreign subsidiaries had positive cumulative undistributed earnings totaling approximately $426,353,000.

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out below as of December 31 (in thousands):

	2013	2012
Deferred tax assets:
Property, plant and equipment	$134,727	$18,972
Reserves and accruals	42,088	43,105
Stock-based compensation expense	15,877	17,235
Unrealized currency losses	—	280
State tax	—	5,132
Operating loss carryforwards	28,373	38,798

Gross deferred tax assets	221,065	123,522
Valuation allowance	(31,058)	(44,868)

Total deferred tax assets, net	190,007	78,654

Deferred tax liabilities:
Unrealized currency losses	(2,029)	—
Debt discount	(9,347)	(13,289)
Fixed assets fair value step-up	(24,531)	(32,335)
Intangible assets	(58,499)	(63,102)

Total deferred tax liabilities	(94,406)	(108,726)

Net deferred tax liabilities	$95,601	$(30,072)

The net deferred tax assets and liabilities as of December 31, 2013 and 2012, respectively, are attributable to the Company’s operations in the United States, Canada and certain entities in Europe, Asia-Pacific and Brazil.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s accounting for deferred taxes involves weighing positive and negative evidence concerning the realizability of the Company’s deferred tax assets in each tax jurisdiction. After considering such evidence as the nature, frequency and severity of current and cumulative financial reporting losses, and the sources of future taxable income and tax planning strategies, management concluded that a 100% valuation allowance was required in certain foreign jurisdictions. A valuation allowance is provided for the deferred tax assets, net of deferred tax liabilities, associated with the Company’s operations in certain jurisdictions located in the Company’s EMEA and Asia-Pacific regions, as well as an entity in Brazil. The operations in these jurisdictions still have significant losses as of the end of 2013. As such, management does not believe these operations have established a sustained history of profitability and that a valuation allowance is, therefore, necessary.

During the year ended December 31, 2013, the Company released the valuation allowance of $3,211,000 against the net deferred tax assets of certain operating entities in both the America and EMEA regions as a result of reorganizations completed in the regions during the year. In addition, the Company established full valuation allowances of $339,000 against the net deferred tax assets of certain foreign operating entities. These foreign operating entities have incurred losses and it is expected that the businesses will not be profitable in the foreseeable future. Management cannot conclude it is more likely than not that the deferred tax assets of the foreign operating entities will be realizable in the foreseeable future as the entities have not established a sustainable profitability history.

During the year ended December 31, 2012, the Company established full valuation allowances of $5,500,000 against the net deferred tax assets of certain foreign operating entities.

During the year ended December 31, 2011, the Company released the valuation allowance of $2,493,000 against the deferred tax assets of certain foreign operating entities.

Changes in valuation allowance for deferred tax assets for the years ended December 31, 2013, 2012, and 2011 are as follows:

	2013	2012	2011
Beginning balance	$44,868	$40,863	$42,040
Recognized into income	(1,362)	3,503	(2,493)
Current increase	(10,156)	2,428	138
NOL and tax credit expiration	11	14	(121)
Translation adjustment	(2,303)	(1,940)	1,299

Ending balance	$31,058	$44,868	$40,863

Federal and state tax laws, including California tax laws, impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. In 2003, the Company conducted an analysis to determine whether an ownership change had occurred due to significant stock transactions in each of the reporting years disclosed at that time. The analysis indicated that an ownership change occurred during fiscal year 2002, which resulted in an annual limitation of approximately $819,000 for net operating loss carryforwards generated prior to 2003. Therefore, the Company substantially reduced its federal and state net operating loss carryforwards for the periods prior to 2003 to approximately $16,400,000. In addition, an ownership change under Section 382 of the Internal Revenue Code was triggered in September 2007 by the issuance of 4,211,939 shares of the Company’s common stock. However, the annual limitation associated with this ownership change is not meaningful due to the substantial market capitalization of the Company at the time of the ownership change. The Company determined that no Section 382 ownership change occurred in 2013. In addition, the net operating loss acquired in the Switch and Data Acquisition is subject to the Section 382 limitation; however, the Company has determined that none of the acquired net operating losses will expire unused as a result of the limitation.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company utilized all of its net operating loss carryforwards that were not subject to the limitation under Section 382 as discussed above for federal income tax purposes in 2013. The Company’s U.S. operations generated significant taxable income for the year ended December 31, 2013 and 2012 primarily due to the large amount of taxable gain recognized during 2012 in connection with the Divestiture and the change in the tax method for depreciation of the Company’s property, plant and equipment. As the result of announcing its plan to pursue a REIT conversion, the Company changed its methods of depreciating and amortizing various data center assets to methods that are more consistent with the characterization of such assets as real property for REIT purposes. The change in the depreciation method resulted in the recapture of depreciation expense deducted in prior years and a much smaller amount of depreciation expense for the years ended December 31, 2013 and 2012.

The Company’s net operating loss carryforwards for foreign tax purposes which expire, if not utilized, at various intervals from 2013, are outlined below (in thousands):

Expiration Date	Federal (1)	State (1)	Foreign	Total
2013 to 2015	$—	$—	$67	$67
2016 to 2018	—	55,241	45,040	100,281
2019 to 2021	193,401	13,059	29,380	235,840
2022 to 2024	46,827	14,788	1,704	63,319
2025 to 2027	13,005	5,943	—	18,948
2028 to 2030	—	402	—	402
Thereafter	—	1,038	104,508	105,546

	$253,233	$90,471	$180,699	$524,403

(1)	The total amount of net operating loss carryforwards that will not be available to offset the Company’s future taxable income due to Section 382 limitations was $286,054, comprising $241,766 of federal and $44,288 of state.

Approximately $1,684,000 of the total net operating loss carryforwards is attributable to excess tax deductions related to employee stock awards, the benefit from which will be credited to additional paid-in capital when subsequently utilized in future years.

The beginning and ending balances of the Company’s unrecognized tax benefits are reconciled below for the years ended December 31 (in thousands):

	2013	2012	2011
Beginning balance	$25,050	$34,105	$16,583
Gross increases related to prior year tax positions	14,596	1,244	15,792
Gross decreases related to prior year tax positions	(3,028)	(6,625)	(690)
Gross increases related to current year tax positions	1,498	81	2,497
Decreases resulting from expiration of statute of limitation	(1,564)	(2,741)	(20)
Decreases resulting from settlements	—	(1,014)	(57)

Ending balance	$36,552	$25,050	$34,105

As a result of the ancotel Acquisition, the Company’s unrecognized tax benefits for the year ended December 31, 2012 increased by $82,000 for various uncertain tax positions related to prior years. In addition, as a result of the ALOG Acquisition, the Company increased the unrecognized tax benefits, including the accrued interest and penalties as of the acquisition date by $22,918,000 during the year ended December 31, 2011 related to the uncertain tax positions taken prior to both acquisitions.

The Company recognizes accrued interest expense related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2011 and 2012, the Company recognized approximately $9,424,000, $719,000 in interest and penalties, respectively. During the year ended December 31, 2013, the accrued interest and penalties related to the unrecognized tax benefits were decreased by $1,612,000 primarily resulting from the settlement of a tax audit and the lapse of statutes of limitations in our foreign operations. The Company had approximately $10,175,000 and $8,563,000 for the payment of interest and penalties accrued at December 31, 2012 and 2013, respectively.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The unrecognized tax benefits of $36,552,000 as of December 31, 2013, if subsequently recognized, will affect the Company’s effective tax rate favorably at the time when such a benefit is recognized.

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

The Company’s income tax returns for all tax years remain open to examination by federal and state taxing authorities due to the Company’s net operating loss carryforwards. In addition, the Company’s tax years of 2003 through 2012 remain open and subject to examination by local tax authorities in certain foreign jurisdictions in which the Company has major operations. There was one pending income tax audit in a non-U.S. jurisdiction during the year ended December 31, 2013, which has been open since 2010; the Company received a preliminary assessment for the audits and has filed the request to appeal the assessment. The Company believes that it has a sufficient reserve for the assessment and the final outcome of the appeal will not significantly impact the Company’s financial position.

15.	Commitments and Contingencies

Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of December 31, 2013, the Company was contractually committed for $155,149,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of December 31, 2013, such as commitments to purchase power in select locations, primarily in select locations through 2014 and thereafter, and other open purchase orders for goods or services to be delivered or provided during 2014 and thereafter. Such other miscellaneous purchase commitments totaled $189,835,000 as of December 31, 2013.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Guarantor Arrangements

As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2013.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s offerings. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2013.

The Company enters into arrangements with its business partners, whereby the business partner agrees to provide services as a subcontractor for the Company’s implementations. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby the Company indemnifies them for other acts, such as personal property damage, of its subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2013.

The Company has service level commitment obligations to certain of its customers. As a result, service interruptions or significant equipment damage in the Company’s IBX data centers, whether or not within the Company’s control, could result in service level commitments to these customers. The Company’s liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet the Company’s service level commitment obligations could reduce the confidence of the Company’s customers and could consequently impair the Company’s ability to obtain and retain customers, which would adversely affect both the Company’s ability to generate revenues and the Company’s operating results. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized. The Company has no significant liabilities in connection with service level credits as of December 31, 2013.

16.	Related Party Transactions

The Company has several significant stockholders and other related parties that are also customers and/or vendors. The Company’s related party transactions are considered arms-length transactions. The Company’s activity of related party transactions was as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Revenues	$20,140	$31,607	$24,280
Costs and services	4,819	2,248	3,040

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of December 31,
	2013	2012
Accounts receivable	$1,776	$3,595
Accounts payable	2	82

A member of the Company’s board of directors is affiliated with Crosslink Capital. Both the board member and Crosslink Capital are investors in the investment group that purchased 16 of the Company’s IBX data centers located throughout the U.S. (see Note 5).

In connection with the acquisition of ALOG, the Company acquired a lease for one of the Brazilian IBX data centers in which the lessor is a member of ALOG management. This lease contains an option to purchase the underlying property for fair market value on the date of purchase. The Company accounts for this lease as a financing obligation as a result of structural building work pursuant to the accounting standard for lessee’s involvement in asset construction. As of December 31, 2013, the Company had a financing obligation liability totaling approximately $3,670,000 related to this lease on its consolidated balance sheet. This amount is considered a related party liability, which is not reflected in the related party data presented above.

17.	Segment Information

While the Company has a single line of business, which is the design, build-out and operation of IBX data centers, it has determined that it has three reportable segments comprised of its Americas, EMEA and Asia-Pacific geographic regions. The Company’s chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on the Company’s revenue and adjusted EBITDA performance both on a consolidated basis and based on these three reportable segments. The Company defines adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges and acquisition costs as presented below for the years ended December 31 (in thousands):

	2013	2012	2011
Adjusted EBITDA:
Americas	$608,718	$557,800	$477,527
EMEA	216,186	183,612	143,093
Asia-Pacific	175,994	146,445	100,884

Total adjusted EBITDA	1,000,898	887,857	721,504
Depreciation, amortization and accretion expense	(431,008)	(393,543)	(337,667)
Stock-based compensation expense	(102,940)	(82,735)	(71,137)
Restructuring charges	4,837	—	(3,481)
Impairment charges	—	(9,861)	—
Acquisitions costs	(10,855)	(8,822)	(3,297)

Income from operations	$460,932	$392,896	$305,922

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company provides the following segment disclosures related to its continuing operations as follows for the years ended December 31 (in thousands):

	2013		2012		2011
Total revenues:
Americas(1)	$1,264,774		$1,151,917		$989,462	(8)
EMEA	525,018	(2)	432,920	(4)	358,169
Asia-Pacific	362,974		302,539	(5)	217,994

	$2,152,766		$1,887,376		$1,565,625

Total depreciation and amortization:
Americas	$254,365		$235,637		$211,344	(8)
EMEA	90,891	(2)	79,702	(4)	73,839
Asia-Pacific	87,475		75,350	(5)	48,547

	$432,731		$390,689		$333,730

Capital expenditures:
Americas	$335,377		$431,325		$278,580	(9)
EMEA	220,457	(3)	283,174	(6)	240,014
Asia-Pacific	140,996		384,149	(7)	237,101

	$696,830		$1,098,648		$755,695

(1)	Includes revenues of $1,157,790, $1,056,152 and $921,270, respectively, attributed to the U.S. for the years ended December 31, 2013, 2012 and 2011.
(2)	Includes the operations of Frankfurt Kleyer 90 Carrier Hotel from October 1, 2013 to December 31, 2013.
(3)	Includes the purchase price for the Frankfurt Kleyer 90 Carrier Hotel Acquisition (see Note 3), totaling $50,092.
(4)	Includes the operations of ancotel from July 3, 2012 to December 31, 2012 and the operations of the Dubai IBX Data Center Acquisition from November 9, 2012 to December 31, 2012.
(5)	Includes the operations of Asia Tone from July 4, 2012 to December 31, 2012.
(6)	Includes the purchase prices for the ancotel Acquisition, net of cash acquired, and the Dubai IBX Data Center Acquisition (see Note 3), totaling $84,236 and $22,918, respectively.
(7)	Includes the purchase price for the Asia Tone Acquisition (see Note 3), net of cash acquired, totaling $202,338.
(8)	Includes the operations of ALOG from April 25, 2011 to December 31, 2011.
(9)	Includes the purchase price for the ALOG Acquisition (see Note 3), net of cash acquired, totaling $41,954.

The Company’s long-lived assets are located in the following geographic areas as of December 31 (in thousands):

	2013	2012
Americas(1)	$2,549,863	$2,139,774
EMEA	1,188,559	994,912
Asia-Pacific	853,228	781,052

	$4,591,650	$3,915,738

(1)	Includes $2,328,755 and $2,050,862, respectively, of long-lived assets attributed to the U.S. as of December 31, 2013 and 2012.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue information by category is as follows for the years ended December 31 (in thousands):

	2013	2012	2011
Colocation	$1,628,179	$1433,694	$1,196,313
Interconnection	319,863	272,103	224,376
Managed infrastructure services	97,400	88,109	68,225
Rental	4,520	3,162	2,801

Recurring revenues	2,049,962	1,797,068	1,491,715
Non-recurring revenues	102,804	90,308	73,910

	$2,152,766	$1,887,376	$1,565,625

18.	Restructuring Charges

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

In May 2013, the Company entered into a binding commitment to purchase the New York 2 IBX data center for leased space in respect of which the Company had previously recorded a restructuring reserve (see Note 6). As a result, the Company recorded a reversal to its outstanding accrued restructuring charge during the year ended December 31, 2013.

A summary of the movement in the 2004 accrued restructuring charges during the years ended December 31 is outlined as follows (in thousands):

Accrued restructuring charge as of December 31, 2010	$6,006
Accretion expense	377
Restructuring charge adjustments(1)	3,090
Cash payments	(1,793)

Accrued restructuring charge as of December 31, 2011	7,680
Accretion expense	416
Cash payments	(2,417)

Accrued restructuring charge as of December 31, 2012	5,679
Accretion expense	137
Restructuring charge adjustments	(4,837)
Cash payments	(979)

Accrued restructuring charge as of December 31, 2013	$—

(1)	Recorded as a result of revised sublease assumptions on the Company’s excess space in the New York metro area.

19.	Subsequent Events

On January 1, 2014, pursuant to the provisions of the 2004 Employee Stock Purchase Plan (see Note 13), the number of common shares in reserve automatically increased by 500,000 shares.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

From January 1, 2014 through February 27, 2014, the Company repurchased a total of 247,793 shares of its common stock in the open market at an average price of $176.51 per share for a total consideration of $43,739,000 under the 2013 Share Repurchase Program.

20.	Quarterly Financial Information (Unaudited)

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

The following tables present selected quarterly information (in thousands, except per share data):

	2013
	Quarter ended
	March 31	June 30	September 30	December 31(a)
Revenues	$516,134	$528,871	$543,084	$564,677
Gross profit	257,543	261,762	274,124	294,934
Net income (loss) attributable to Equinix	32,843	(25,816)	42,471	45,187
Comprehensive income (loss) attributable to Equinix	(40,382)	(51,631)	120,822	53,151
EPS attributable to Equinix:
Basic EPS	0.67	(0.52)	0.86	0.91
Diluted EPS	0.65	(0.52)	0.83	0.88

(a)	Represents the first quarter of combined results since the Frankfurt Kleyer 90 Carrier Hotel Acquisition (see Note 3).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2012
	Quarter ended
	March 31	June 30	September 30(a)	December 31
	As revised
Revenues	$440,952	$455,530	$484,835	$506,059
Gross profit	222,214	229,926	233,889	256,730
Net income from continuing operations attributable to Equinix	31,919	35,257	26,286	33,480
Net income from discontinued operations	199	350	679	11,858	(b)
Net income attributable to Equinix	32,118	35,607	26,965	45,338
Comprehensive income (loss) attributable to Equinix	65,449	(9,803)	69,100	57,938
EPS attributable to Equinix:
EPS from continuing operations, basic	0.69	0.73	0.54	0.69
Basic EPS	0.69	0.74	0.56	0.93
EPS from continuing operations, diluted	0.67	0.70	0.53	0.67
Diluted EPS	0.67	0.71	0.54	0.89

(a)	Represents the first quarter of combined results since the Asia Tone and ancotel Acquisitions (see Note 3).
(b)	Consists of net income from discontinued operations and gain from sale of discontinued operations (see Note 5).

The following table presents the effect of the aforementioned revisions (see Note 2) to the Company’s condensed consolidated statements of operations for the three months ended March 31, 2013 and for three and six months ended June 30, 2013 (in thousands, except per share data):

	Three months ended March 31, 2013
	As reported	Revision(1)	As revised
	(Unaudited)
Revenues	$519,455	$(3,321)	$516,134
Costs and operating expenses:
Cost of revenues	259,268	(677)	258,591
Sales and marketing	58,276	—	58,276
General and administrative	89,685	1,133	90,818
Acquisition costs	3,662	—	3,662

Total costs and operating expenses	410,891	456	411,347

Income from operations	108,564	(3,777)	104,787
Interest income	747	—	747
Interest expense	(60,331)	—	(60,331)
Other expense	(459)	—	(459)

Income from continuing operations before income taxes	48,521	(3,777)	44,744
Income tax expense	(12,198)	738	(11,460)

Net income from continuing operations	36,323	(3,039)	33,284
Net income attributable to redeemable non-controlling interests	(441)	—	(441)

Net income attributable to Equinix	$35,882	$(3,039)	$32,843

Earnings per share (“EPS”) attributable to Equinix:
Basic EPS	0.73	(0.06)	0.67
Diluted EPS	0.71	(0.06)	0.65

(1)	The impact of revising the estimated periods over which revenue from non-recurring installation fees is recognized, depreciation of certain fixed assets, recoverable taxes and amortization of stock-based compensation expense.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three months ended June 30, 2013
	As reported	Revision(1)	As revised
	(Unaudited)
Revenues	$525,669	$3,202	$528,871
Costs and operating expenses:
Cost of revenues	267,693	(584)	267,109
Sales and marketing	59,478	—	59,478
General and administrative	88,632	—	88,632
Restructuring charge	(4,837)	—	(4,837)
Acquisition costs	2,526	—	2,526

Total costs and operating expenses	413,492	(584)	412,908

Income from operations	112,177	3,786	115,963
Interest income	917	—	917
Interest expense	(61,001)	—	(61,001)
Other income	2,768	—	2,768
Loss on debt extinguishment	(93,602)	—	(93,602)

Loss from continuing operations before income taxes	(38,741)	3,786	(34,955)
Income tax benefit	10,612	(944)	9,668

Net loss from continuing operations	(28,129)	2,842	(25,287)
Net income attributable to redeemable non-controlling interests	(529)	—	(529)

Net loss attributable to Equinix	$(28,658)	$2,842	$(25,816)

Earnings per share (“EPS”) attributable to Equinix:
Basic EPS	(0.58)	0.06	(0.52)
Diluted EPS	(0.58)	0.06	(0.52)

(1)	The impact of revising the estimated periods over which revenue from non-recurring installation fees is recognized, depreciation of certain fixed assets and recoverable taxes.

	Six months ended June 30, 2013
	As reported	Revision(1)	As revised
	(Unaudited)
Revenues	$1,045,124	$(119)	$1,045,005
Costs and operating expenses:
Cost of revenues	526,961	(1,261)	525,700
Sales and marketing	117,754	—	117,754
General and administrative	178,317	1,133	179,450
Restructuring charge	(4,837)	—	(4,837)
Acquisition costs	6,188	—	6,188

Total costs and operating expenses	824,383	(128)	824,255

Income from operations	220,741	9	220,750
Interest income	1,664	—	1,664
Interest expense	(121,332)	—	(121,332)
Other income	2,309	—	2,309
Loss on debt extinguishment	(93,602)	—	(93,602)

Income from continuing operations before income taxes	9,780	9	9,789
Income tax expense	(1,586)	(206)	(1,792)

Net income from continuing operations	8,194	(197)	7,997
Net income attributable to redeemable non-controlling interests	(970)	—	(970)

Net income attributable to Equinix	$7,224	$(197)	$7,027

Earnings per share (“EPS”) attributable to Equinix:
Basic EPS	0.15	(0.01)	0.14
Diluted EPS	0.15	(0.01)	0.14

(1)	The impact of revising the estimated periods over which revenue from non-recurring installation fees is recognized, depreciation of certain fixed assets, recoverable taxes and amortization of stock-based compensation expense.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the effect of the aforementioned revisions (see Note 2) to the Company’s condensed consolidated statements of cash flows for the three months ended March 31, 2013 and for six months ended June 30, 2013 (in thousands):

		Three months ended March 31, 2013
		As reported	Revision (1)	As revised
		(Unaudited)
Cash flows from operating activities:
Net income		$36,323	$(3,039)	$33,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation		100,309	72	100,381
Stock-based compensation		22,703	1,133	23,836
Excess tax benefits from stock-based compensation		(18,990)	—	(18,990)
Amortization of debt issuance costs and debt discount		5,753	—	5,753
Amortization of intangible assets		6,759	—	6,759
Provision for allowance for doubtful accounts		813	—	813
Other items		3,735	—	3,735
Changes in operating assets and liabilities:
Accounts receivable		(24,663)	—	(24,663)
Income taxes, net		(1,609)	(738)	(2,347)
Other assets		(20,222)	—	(20,222)
Accounts payable and accrued expenses		(27,996)	—	(27,996)
Other liabilities		1,266	2,572	3,838

Net cash provided by operating activities		84,181	—	84,181

Net cash used in investing activities	(2)	(1,142,540)	—	(1,142,540)

Net cash provided by financing activities	(2)	1,496,760	—	1,496,760

Effect of foreign currency exchange rates on cash and cash equivalents	(2)	(5,595)	—	(5,595)
Net increase in cash and cash equivalents	(2)	432,806	—	432,806
Cash and cash equivalents at beginning of period	(2)	252,213	—	252,213

Cash and cash equivalents at end of period		$685,019	$—	$685,019

(1)	The impact of revising the estimated periods over which revenue from non-recurring installation fees is recognized, depreciation of certain fixed assets, recoverable taxes and amortization of stock-based compensation expense.
(2)	No impact from the correction of errors.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Six months ended June 30, 2013
		As reported	Revision (1)	As revised
		(Unaudited)
Cash flows from operating activities:
Net income		$8,194	$(197)	$7,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation		202,493	144	202,637
Stock-based compensation		46,897	1,133	48,030
Excess tax benefits from stock-based compensation		(22,421)	—	(22,421)
Restructuring charge		(4,837)	—	(4,837)
Amortization of debt issuance costs and debt discount		11,637	—	11,637
Amortization of intangible assets		13,623	—	13,623
Provission for allowance for doubtful accounts		1,598	—	1,598
Loss on debt extinguishment		93,602	—	93,602
Other items		7,968	—	7,968
Changes in operating assets and liabilities:
Accounts receivable		(43,761)	—	(43,761)
Income taxes, net		(75,762)	206	(75,556)
Other assets		(18,036)	—	(18,036)
Accounts payable and accrued expenses		396	—	396
Other liabilities		9,749	(1,286)	8,463

Net cash provided by operating activities		231,340	—	231,340

Net cash used in investing activities	(2)	(604,993)	—	(604,993)

Net cash provided by financing activities	(2)	646,726	—	646,726

Effect of foreign currency exchange rates on cash and cash equivalents	(2)	(7,790)	—	(7,790)
Net increase in cash and cash equivalents	(2)	265,283	—	265,283
Cash and cash equivalents at beginning of period	(2)	252,213	—	252,213

Cash and cash equivalents at end of period		$517,496	$—	$517,496

(1)	The impact of revising the estimated periods over which revenue from non-recurring installation fees is recognized, depreciation of certain fixed assets, recoverable taxes and amortization of stock-based compensation expense.
(2)	No impact from the correction of errors.