Form 10-Q
period 2014-03-31
EQUINIX INC
filed 2014-05-02
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant’s Common Stock as of March 31, 2014 was 49,822,889.

EQUINIX, INC.

PART I – FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$495,174	$261,894
Short-term investments	322,374	369,808
Accounts receivable, net	213,560	184,840
Other current assets	54,910	72,118

Total current assets	1,086,018	888,660
Long-term investments	224,176	398,390
Property, plant and equipment, net	4,766,297	4,591,650
Goodwill	1,047,578	1,042,153
Intangible assets, net	176,914	184,182
Other assets	429,615	387,324

Total assets	$7,730,598	$7,492,359

Liabilities, Redeemable Non-Controlling Interests and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$293,295	$263,223
Accrued property, plant and equipment	80,516	64,601
Current portion of capital lease and other financing obligations	17,880	17,214
Current portion of mortgage and loans payable	54,122	53,508
Other current liabilities	149,343	147,958

Total current liabilities	595,156	546,504
Capital lease and other financing obligations, less current portion	1,037,247	914,032
Mortgage and loans payable, less current portion	191,761	199,700
Convertible debt	728,361	724,202
Senior notes	2,250,000	2,250,000
Other liabilities	284,108	274,955

Total liabilities	5,086,633	4,909,393

Redeemable non-controlling interests (Note 9)	126,959	123,902

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	51	50
Additional paid-in capital	2,743,244	2,693,887
Treasury stock	(131,408)	(84,663)
Accumulated other comprehensive loss	(99,825)	(113,767)
Retained earnings (accumulated deficit)	4,944	(36,443)

Total stockholders’ equity	2,517,006	2,459,064

Total liabilities, redeemable non-controlling interests and stockholders’ equity	$7,730,598	$7,492,359

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended March 31,
	2014	2013
	(Unaudited)
Revenues	$580,053	$516,134

Costs and operating expenses:
Cost of revenues	287,525	258,591
Sales and marketing	67,428	58,276
General and administrative	103,303	90,818
Acquisition costs	185	3,662

Total costs and operating expenses	458,441	411,347

Income from operations	121,612	104,787
Interest income	1,434	747
Interest expense	(68,820)	(60,331)
Other income (expense)	678	(459)

Income from operations before income taxes	54,904	44,744
Income tax expense	(13,567)	(11,460)

Net income	41,337	33,284
Net (income) loss attributable to redeemable non-controlling interests	50	(441)

Net income attributable to Equinix	$41,387	$32,843

Earnings per share (“EPS”) attributable to Equinix (Note 2):
Basic EPS	$0.83	$0.67

Weighted-average shares	49,598	49,029

Diluted EPS	$0.81	$0.65

Weighted-average shares	53,386	53,480

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three months ended March 31,
	2014	2013
	(Unaudited)
Net income	$41,337	$33,284

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	14,970	(72,554)
Unrealized gain on available for sale securities	839	98
Unrealized gain on cash flow hedges	200	—

Total other comprehensive income (loss), net of tax	16,009	(72,456)

Comprehensive income (loss), net of tax	57,346	(39,172)

Net (income) loss attributable to redeemable non-controlling interests	50	(441)
Other comprehensive income attributable to redeemable non-controlling interests	(2,067)	(769)

Comprehensive income (loss) attributable to Equinix	$55,329	$(40,382)

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net income	$41,337	$33,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	107,023	100,381
Stock-based compensation	24,981	23,836
Excess tax benefits from stock-based compensation	(10,018)	(18,990)
Amortization of debt issuance costs and debt discounts	6,409	5,753
Amortization of intangible assets	6,905	6,759
Provision for allowance for doubtful accounts	1,055	813
Other items	3,919	3,735
Changes in operating assets and liabilities:
Accounts receivable	(28,995)	(24,663)
Income taxes, net	(15,749)	(2,347)
Other assets	18,292	(20,222)
Accounts payable and accrued expenses	8,830	(27,996)
Other liabilities	7,729	3,838

Net cash provided by operating activities	171,718	84,181

Cash flows from investing activities:
Purchases of investments	(93,423)	(296,513)
Sales of investments	212,299	37,163
Maturities of investments	102,778	26,385
Purchases of property, plant and equipment	(105,907)	(75,667)
Purchase of real estate	(16,791)	—
Change in restricted cash	(71)	(833,801)
Other investing activities, net	—	(107)

Net cash provided by (used in) investing activities	98,885	(1,142,540)

Cash flows from financing activities:
Purchases of treasury stock	(47,120)	—
Proceeds from employee equity awards	14,387	14,368
Excess tax benefits from stock-based compensation	10,018	18,990
Proceeds from senior notes	—	1,500,000
Repayment of capital lease and other financing obligations	(4,250)	(3,516)
Repayment of mortgage and loans payable	(10,317)	(14,052)
Debt issuance costs	—	(19,030)

Net cash provided by (used in) financing activities	(37,282)	1,496,760

Effect of foreign currency exchange rates on cash and cash equivalents	(41)	(5,595)

Net increase in cash and cash equivalents	233,280	432,806
Cash and cash equivalents at beginning of period	261,894	252,213

Cash and cash equivalents at end of period	$495,174	$685,019

Supplemental cash flow information:
Cash paid for taxes	$29,913	$14,036

Cash paid for interest	$42,385	$67,975

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Equinix, Inc. (‘‘Equinix’’ or the ‘‘Company’’) and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The condensed consolidated balance sheet data as of December 31, 2013 has been derived from audited consolidated financial statements as of that date. The consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (‘‘SEC’’), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). For further information, refer to the Consolidated Financial Statements and Notes thereto included in Equinix’s Form 10-K as filed with the SEC on February 28, 2014. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Equinix and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Income Taxes

The Company’s effective tax rates were 24.7% and 25.6% for the three months ended March 31, 2014 and 2013, respectively.

The Company is entitled to a deduction for federal and state tax purposes with respect to employee equity award activity. The reduction in income tax payable related to windfall tax benefits for stock based compensation awards has been reflected as an adjustment to additional paid-in capital. For the three months ended March 31, 2014, the benefits arising from employee equity award activity that resulted in an adjustment to additional paid in capital were $9,477,000.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). This ASU requires companies to present an unrecognized tax benefit, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss or a tax credit carryforward, is not available at the reporting date under the applicable tax law or an entity does not intend to use its deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not a reduction to deferred tax assets. This ASU is effective for fiscal years and interim periods beginning after December 15, 2013 with early adoption permitted. During the three months ended March 31, 2014, the Company adopted ASU 2013-11 and the adoption did not have a significant impact on its consolidated financial statements.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods presented (in thousands, except per share amounts):

	Three months ended March 31,
	2014	2013
Net income	$41,337	$33,284
Net (income) loss attributable to redeemable non-controlling interests	50	(441)

Net income attributable to Equinix, basic	41,387	32,843
Effect of assumed conversion of convertible debt:
Interest expense, net of tax	1,984	1,851

Net income attributable to Equinix, diluted	$43,371	$34,694

Weighted-average shares used to compute basic EPS	49,598	49,029
Effect of dilutive securities:
Convertible debt	3,371	3,613
Employee equity awards	417	838

Weighted-average shares used to compute diluted EPS	53,386	53,480

EPS attributable to Equinix:
Basic EPS	$0.83	$0.67

Diluted EPS	$0.81	$0.65

The following table sets forth weighted-average outstanding potential shares of common stock that are not included in the diluted earnings per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three months ended March 31,
	2014	2013
Shares reserved for conversion of 4.75% convertible subordinated notes	4,432	4,432
Common stock related to employee equity awards	337	113

	4,769	4,545

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3. Balance Sheet Components

Cash, Cash Equivalents and Short-Term and Long-Term Investments

Cash, cash equivalents and short-term and long-term investments consisted of the following as of (in thousands):

	March 31, 2014	December 31, 2013
Cash and cash equivalents:
Cash (1)	$232,835	$186,007
Cash equivalents:
Money market funds	256,740	74,787
Commercial paper	5,599	1,100

Total cash and cash equivalents	495,174	261,894

Marketable securities:
U.S. government securities	288,625	305,021
U.S. government agency securities	85,946	125,917
Corporate bonds	73,267	190,177
Certificates of deposit	63,175	76,152
Asset-backed securities	31,046	68,938
Commercial paper	4,491	1,993

Total marketable securities	546,550	768,198

Total cash, cash equivalents and short-term and long-term investments	$1,041,724	$1,030,092

(1)	Excludes restricted cash.

As of March 31, 2014 and December 31, 2013, cash equivalents included investments which were readily convertible to cash and had original maturity dates of 90 days or less. The maturities of securities classified as short-term investments were one year or less as of March 31, 2014 and December 31, 2013. The maturities of securities classified as long-term investments were greater than one year and less than three years as of March 31, 2014 and December 31, 2013.

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of (in thousands):

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$322,207	$322,374	$369,698	$369,808
Due after one year through three years	224,019	224,176	398,200	398,390

Total	$546,226	$546,550	$767,898	$768,198

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized gains and losses related to the Company’s short-term and long-term investments in marketable securities designated as available-for-sale securities as of (in thousands):

	March 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government securities	$288,433	$192	$—	$288,625
U.S. government agency securities	85,905	55	(14)	85,946
Corporate bonds	73,210	68	(11)	73,267
Certificates of deposit	63,175	—	—	63,175
Asset-backed securities	31,012	35	(1)	31,046
Commercial paper	4,491	—	—	4,491

Total	$546,226	$350	$(26)	$546,550

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government securities	$304,897	$131	$(7)	$305,021
U.S. government agency securities	125,904	35	(22)	125,917
Corporate bonds	190,068	149	(40)	190,177
Certificates of deposit	76,126	27	(1)	76,152
Asset-backed securities	68,914	33	(9)	68,938
Commercial paper	1,989	4	—	1,993

Total	$767,898	$379	$(79)	$768,198

The following table summarizes the fair value and gross unrealized losses related to 27 available-for-sale securities with an aggregate cost basis of $49,473,000 aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2014 (in thousands):

	Securities in a loss position for less than 12 months
	Fair value	Gross unrealized losses
U.S. government agency securities	$18,247	$(14)
U.S. government securities	15,028	—
Corporate bonds	9,453	(11)
Asset-backed securities	5,519	(1)

	$48,247	$(26)

As of March 31, 2014, the Company did not have any securities in a loss position for 12 months or more. While the Company does not believe that as of March 31, 2014, it holds investments that are other-than-temporarily impaired and believes that the Company’s investments will mature at par, the Company’s investments are subject to changes in market conditions. If market conditions were to deteriorate, the Company could sustain other-than-temporary impairments to its investment portfolio which could result in additional realized losses being recorded in interest income, net, or securities markets could become inactive which could affect the liquidity of the Company’s investments.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Accounts Receivable

Accounts receivables, net, consisted of the following as of (in thousands):

	March 31, 2014	December 31, 2013
Accounts receivable	$356,162	$323,822
Unearned revenue	(135,269)	(132,342)
Allowance for doubtful accounts	(7,333)	(6,640)

	$213,560	$184,840

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

Other Current Assets

Other current assets consisted of the following as of (in thousands):

	March 31, 2014	December 31, 2013
Prepaid expenses	$23,300	$26,578
Taxes receivable	10,301	21,584
Deferred tax assets, net	7,442	7,442
Other receivables	2,142	4,181
Derivative instruments	7,132	4,457
Restricted cash, current	3,287	3,210
Other current assets	1,306	4,666

	$54,910	$72,118

Property, Plant and Equipment

Property, plant and equipment consisted of the following as of (in thousands):

	March 31, 2014	December 31, 2013
IBX plant and machinery	$2,707,353	$2,640,907
Leasehold improvements	1,069,414	1,039,847
Buildings (1)	1,968,182	1,862,562
IBX equipment	530,232	490,677
Computer equipment and software	205,615	189,714
Land	122,079	122,035
Furniture and fixtures	24,658	24,134
Construction in progress	269,584	244,254

	6,897,117	6,614,130
Less accumulated depreciation	(2,130,820)	(2,022,480)

	$4,766,297	$4,591,650

(1)	Includes site improvements.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

International Business Exchange® (“IBX”) plant and machinery, leasehold improvements, buildings, computer equipment and software and construction in progress recorded under capital leases aggregated $508,434,000 and $428,974,000 as of March 31, 2014 and December 31, 2013, respectively. Depreciation on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $60,130,000 and $56,041,000 as of March 31, 2014 and December 31, 2013, respectively.

Goodwill and Intangible Assets

Goodwill and intangible assets, net, consisted of the following as of (in thousands):

	March 31, 2014	December 31, 2013
Goodwill:
Americas	$474,914	$471,845
EMEA	437,386	435,041
Asia-Pacific	135,278	135,267

	$1,047,578	$1,042,153

Intangible assets:
Intangible asset – customer contracts	$233,353	$233,038
Intangible asset – favorable leases	24,683	25,147
Intangible asset – licenses	9,697	9,697
Intangible asset – others	8,920	8,859

	276,653	276,741
Accumulated amortization	(99,739)	(92,559)

	$176,914	$184,182

The Company’s goodwill and intangible assets in EMEA (Europe, Middle East and Africa), denominated in the United Arab Emirates dirham, British pounds and Euros, goodwill and intangible assets in Asia-Pacific, denominated in Chinese yuan, Hong Kong dollars and Singapore dollars and certain goodwill and intangible assets in Americas, denominated in Canadian dollars and Brazilian reais, are subject to foreign currency fluctuations. The Company’s foreign currency translation gains and losses, including goodwill and intangible assets, are a component of other comprehensive income and loss.

For the three months ended March 31, 2014 and 2013, the Company recorded amortization expense of $6,905,000 and $6,759,000, respectively, associated with its intangible assets. The Company’s estimated future amortization expense related to its intangible assets is as follows (in thousands):

Year ending:
2014 (nine months remaining)	$22,135
2015	29,108
2016	28,638
2017	27,095
2018	24,008
Thereafter	45,930

Total	$176,914

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Other Assets

Other assets consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Deferred tax assets, net	$277,026	$229,975
Prepaid expenses, non-current	60,233	61,039
Debt issuance costs, net	39,634	41,847
Deposits	25,597	25,543
Restricted cash, non-current	16,203	16,178
Derivative instruments	3,678	4,118
Other assets, non-current	7,244	8,624

	$429,615	$387,324

The increase in deferred tax assets, net was primarily due to the depreciation and amortization recapture as a result of changing the Company’s methods of depreciating and amortizing various data center assets for tax purposes in connection with the Company’s plan to convert to a real estate investment trust (“REIT”).

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Accounts payable	$34,363	$30,291
Accrued compensation and benefits	72,391	92,106
Accrued interest	64,382	48,310
Accrued taxes	57,725	32,047
Accrued utilities and security	30,226	31,314
Accrued professional fees	11,951	9,753
Accrued repairs and maintenance	4,798	3,557
Accrued other	17,459	15,845

	$293,295	$263,223

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Deferred tax liabilities, net	$72,004	$72,004
Deferred installation revenue	45,661	43,145
Customer deposits	15,428	15,174
Derivative instruments	5,865	6,515
Deferred recurring revenue	5,559	5,007
Deferred rent	2,645	3,865
Asset retirement obligations	1,306	1,290
Other current liabilities	875	958

	$149,343	$147,958

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Other Liabilities

Other liabilities consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Asset retirement obligations, non-current	$58,892	$58,258
Deferred tax liabilities, net	69,835	69,812
Deferred installation revenue, non-current	64,315	60,947
Deferred rent, non-current	41,399	37,955
Accrued taxes, non-current	28,344	27,052
Customer deposits, non-current	4,945	5,005
Deferred recurring revenue, non-current	2,048	2,082
Other liabilities	14,330	13,844

	$284,108	$274,955

The Company currently leases the majority of its IBX data centers and certain equipment under non-cancelable operating lease agreements expiring through 2043. The IBX data center lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated some rent expense abatement periods for certain leases to better match the phased build-out of its IBX data centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent.

4. Derivatives and Hedging Activities

Derivatives Designated as Hedging Instruments

Cash Flow Hedges. The Company hedges its exposure to foreign currency exchange rate fluctuations for forecasted revenues and expenses in its EMEA region in order to help manage the Company’s exposure to foreign currency exchange rate fluctuations between the U.S. dollar and the British pound, Euro and Swiss franc. As of March 31, 2014, the Company had a total of 102 cash flow hedge instruments with maturity dates ranging from April 2014 to January 2015 as follows (in thousands):

	Notional amount	Fair value (1)	Accumulated other comprehensive income (loss) (2)
Derivative assets	$139,544	$1,981	$1,979
Derivative liabilities	213,175	(3,532)	(3,529)

Total	$352,719	$(1,551)	$(1,550)

(1)	A total of $1,981 of derivative assets related to cash flow hedges are included in the condensed consolidated balance sheets within other current assets. A total of $3,532 of derivative liabilities related to cash flow hedges are included in the condensed consolidated balance sheets within other current liabilities.
(2)	Included in the condensed consolidated balance sheets within accumulated other comprehensive income (loss).

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of December 31, 2013, the Company had a total of 69 cash flow hedge instruments with maturity dates ranging from January 2014 to January 2015 as follows (in thousands):

	Notional amount	Fair value (1)	Accumulated other comprehensive income (loss) (2)
Derivative assets	$127,968	$2,102	$2,107
Derivative liabilities	200,686	(3,855)	(3,857)

Total	$328,654	$(1,753)	$(1,750)

(1)	A total of $2,099 and $3 of derivative assets related to cash flow hedges are included in the condensed consolidated balance sheets within other current assets and other assets, respectively. A total of $3,818 and $37 of derivative liabilities related to cash flow hedges are included in the condensed consolidated balance sheets within other current liabilities and other liabilities, respectively.
(2)	Included in the condensed consolidated balance sheets within accumulated other comprehensive income (loss).

During the three months ended March 31, 2014, there were no ineffective cash flow hedges. During the three months ended March 31, 2014, the amount of gains (losses) reclassified from accumulated other comprehensive income (loss) to revenue and operating expenses were not significant. The Company did not enter into any cash flow hedges during the three months ended March 31, 2013.

Derivatives Not Designated as Hedging Instruments

Embedded Derivatives. The Company is deemed to have foreign currency forward contracts embedded in certain of the Company’s customer agreements that are priced in currencies different from the functional or local currencies of the parties involved. These embedded derivatives are separated from their host contracts and carried on the Company’s balance sheet at their fair value. The majority of these embedded derivatives arise as a result of the Company’s foreign subsidiaries pricing their customer contracts in the U.S. dollar. Gains and losses on these embedded derivatives are included within revenues in the Company’s condensed consolidated statements of operations. During the three months ended March 31, 2014, gains (losses) from these embedded derivatives were not significant. During the three months ended March 31, 2013, the Company recognized a net gain of $2,453,000 associated with these embedded derivatives.

Economic Hedges of Embedded Derivatives. The Company uses foreign currency forward contracts to manage the foreign exchange risk associated with the Company’s embedded derivatives (“economic hedges of embedded derivatives”). Gains and losses on these contracts are included in revenues along with gains and losses of the related embedded derivatives. The Company entered into various economic hedges of embedded derivatives during the three months ended March 31, 2014 and gains (losses) from these contracts were not significant. The Company did not enter into any economic hedges of embedded derivatives during the three months ended March 31, 2013.

Foreign Currency Forward and Options Contracts. The Company also uses foreign currency forward and options contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of the foreign currency-denominated assets and liabilities change. Gains and losses on these contracts are included in other income (expense), net, along with those foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with the foreign currency forward and options contracts. The Company entered into various foreign currency forward and options contracts during the three months ended March 31, 2014 and 2013 and gains (losses) from these foreign currency forward and options contracts were not significant during these periods.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Offsetting Derivative Assets and Liabilities

The following table presents the fair value of derivative instruments recognized in the Company’s condensed consolidated balance sheets as of March 31, 2014 (in thousands):

	Gross amounts	Gross amounts offset in the balance sheet	Net amounts (1)	Gross amounts not offset in the balance sheet (2)	Net
Assets:
Designated as hedging instruments:
Foreign currency forward contracts	$1,981	$—	$1,981	$(1,955)	$26
Not designated as hedging instruments:
Embedded derivatives	5,251	—	5,251	—	5,251
Economic hedges of embedded derivatives	518	—	518	—	518
Foreign currency forward and options contracts	3,060	—	3,060	(1,648)	1,412

	8,829	—	8,829	(1,648)	7,181
Additional netting benefit	—	—	—	(900)	(900)

	$10,810	$—	$10,810	$(4,503)	$6,307

Liabilities:
Designated as hedging instruments:
Foreign currency forward contracts	$3,532	$—	$3,532	$(1,955)	$1,577
Not designated as hedging instruments:
Embedded derivatives	213	—	213	—	213
Economic hedges of embedded derivatives	170	—	170	—	170
Foreign currency forward and options contracts	1,994	—	1,994	(1,648)	346

	2,377	—	2,377	(1,648)	729
Additional netting benefit	—	—	—	(900)	(900)

	$5,909	$—	$5,909	$(4,503)	$1,406

(1)	As presented in the Company’s condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.
(2)	The Company enters into master netting agreements with its counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the fair value of derivative instruments recognized in the Company’s condensed consolidated balance sheets as of December 31, 2013 (in thousands):

	Gross amounts	Gross amounts offset in the balance sheet	Net amounts (1)	Gross amounts not offset in the balance sheet (2)	Net
Assets:
Designated as hedging instruments:
Foreign currency forward contracts	$2,102	$—	$2,102	$(2,102)	$—
Not designated as hedging instruments:
Embedded derivatives	6,296	—	6,296	—	6,296
Foreign currency forward and options contracts	177	—	177	(177)	—

	6,473	—	6,473	(177)	6,296

	$8,575	$—	$8,575	$(2,279)	$6,296

Liabilities:
Designated as hedging instruments:
Foreign currency forward contracts	$3,855	$—	$3,855	$(2,102)	$1,753
Not designated as hedging instruments:
Embedded derivatives	115	—	115	—	115
Economic hedges of embedded derivatives	1,315	—	1,315	—	1,315
Foreign currency forward and options contracts	1,289	—	1,289	(177)	1,112

	2,719	—	2,719	(177)	2,542

	$6,574	$—	$6,574	$(2,279)	$4,295

(1)	As presented in the Company’s condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.
(2)	The Company enters into master netting agreements with its counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5. Fair Value Measurements

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 were as follows (in thousands):

	Fair value at March 31, 2014	Fair value measurement using
		Level 1	Level 2
Assets:
Cash	$232,835	$232,835	$—
Money market and deposit accounts	256,740	256,740	—
U.S. government securities	288,625	288,625	—
U.S. government agency securities	85,946	—	85,946
Corporate bonds	73,267	—	73,267
Certificates of deposit	63,175	—	63,175
Asset-backed securities	31,046	—	31,046
Commercial paper	10,090	—	10,090
Derivative instruments (1)	10,810	—	10,810

	$1,052,534	$778,200	$274,334

Liabilities:
Derivative instruments (1)	$5,909	$—	$5,909

(1)	Includes embedded derivatives, economic hedges of embedded derivatives and foreign currency forward and options contracts. Amounts are included within other current assets, other assets, other current liabilities and other liabilities in the Company’s accompanying condensed consolidated balance sheet.

The Company did not have any Level 3 financial assets or financial liabilities as of March 31, 2014.

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

Cash, Cash Equivalents and Investments. The fair value of the Company’s investments in money market funds approximates their face value. Such instruments are included in cash equivalents. The Company’s U.S. government securities and money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. The fair value of the Company’s other investments approximate their face value, including certificates of deposit and available-for-sale debt investments related to the Company’s investments in the securities of other public companies, governmental units and other agencies. The fair value of these investments is priced based on the quoted market price for similar instruments or nonbinding market prices that are corroborated by observable market data. Such instruments are classified within Level 2 of the fair value hierarchy. The Company determines the fair values of its Level 2 investments by using inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, custody bank, third-party pricing vendors or other sources. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. The Company is responsible for its consolidated financial statements and underlying estimates.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company determined that the major security types held as of March 31, 2014 were primarily cash and money market funds, U.S. government and agency securities, corporate bonds, certificate of deposits, commercial paper and asset-backed securities. The Company uses the specific identification method in computing realized gains and losses. Short-term and long-term investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income or loss, net of any related tax effect. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades over an extended period of time.

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

During the three months ended March 31, 2014, the Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis.

6. Related Party Transactions

The Company has several significant stockholders and other related parties that are also customers and/or vendors. The Company’s activity of related party transactions was as follows (in thousands):

	Three months ended March 31,
	2014	2013
Revenues	$2,121	$8,476
Costs and services	161	2,465

	As of March 31,
	2014	2013
Accounts receivable	$1,690	$5,089
Accounts payable	—	443

In connection with the acquisition of ALOG Data Centers do Brasil S.A. and its subsidiaries (“ALOG”) (the “ALOG Acquisition”), the Company acquired a lease for one of the Brazilian IBX data centers in which the lessor is a member of ALOG management. This lease contains an option to purchase the underlying property for fair market value on the date of purchase. The Company accounts for this lease as a financing obligation as a result of structural building work pursuant to the accounting standard for lessee’s involvement in asset construction. As of March 31, 2014, the Company had a financing obligation liability totaling approximately $3,807,000 related to this lease on its condensed consolidated balance sheet. This amount is considered a related party liability, which is not reflected in the related party data presented above.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7. Leases

Capital Lease and Other Financing Obligations

Silicon Valley 2 Capital Lease

In March 2014, the Company entered into a lease amendment to extend the lease term of the Company’s Silicon Valley 2 IBX data center (the “Silicon Valley 2 Lease”). The lease was originally accounted for as an operating lease. Pursuant to the accounting standard for leases, the Company reassessed the lease classification of the Silicon Valley 2 Lease as a result of the lease amendment and determined that upon the amendment the lease should be accounted for as a capital lease (the “Silicon Valley 2 Capital Lease”). The Company recorded a capital lease asset totaling approximately $81,542,000 and a capital lease liability totaling approximately $82,000,000 during the three months ended March 31, 2014. Monthly payments under the Silicon Valley 2 Capital Lease commenced in March 2014 and will be made through September 2029. The Company has certain renewal options available after September 2029, which have not been included in the lease term.

Dallas IBX Financing

In January 2014, the Company took possession of additional space under the terms of an existing lease agreement in a property in Dallas where the Company operates its Dallas 1, Dallas 2, Dallas 3 and Dallas 6 IBX data centers. Pursuant to the accounting standard for lessee’s involvement in asset construction, the Company is considered the accounting owner of the assets during the construction phase due to the building work that the Company undertook. As a result, the Company recorded an incremental financed asset and a corresponding financing obligation liability totaling approximately $13,908,000 during the three months ended March 31, 2014 (the “Dallas IBX Financing”). Monthly payments under the Dallas IBX Financing will be made through December 2029.

Maturities of Capital Lease and Other Financing Obligations

The Company’s capital lease and other financing obligations are summarized as follows (in thousands):

	Capital lease obligations	Other financing obligations	Total
2014 (nine months remaining)	$34,702	$35,388	$70,090
2015	52,139	55,148	107,287
2016	52,817	59,627	112,444
2017	54,025	59,576	113,601
2018	55,722	62,377	118,099
Thereafter	776,516	571,984	1,348,500

Total minimum lease payments	1,025,921	844,100	1,870,021
Plus amount representing residual property value	—	404,357	404,357
Less estimated building costs	—	(32,566)	(32,566)
Less amount representing interest	(542,895)	(643,790)	(1,186,685)

Present value of net minimum lease payments	483,026	572,101	1,055,127
Less current portion	(9,108)	(8,772)	(17,880)

	$473,918	$563,329	$1,037,247

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

8. Debt Facilities

Mortgage and Loans Payable

The Company’s mortgage and loans payable consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
U.S. term loan	$130,000	$140,000
ALOG financings	70,799	67,882
Mortgage payable	43,202	43,497
Other loans payable	1,882	1,829

	245,883	253,208
Less current portion	(54,122)	(53,508)

	$191,761	$199,700

Convertible Debt

The Company’s convertible debt consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
3.00% Convertible Subordinated Notes	$395,986	$395,986
4.75% Convertible Subordinated Notes	373,723	373,724

	769,709	769,710
Less amount representing debt discount	(41,348)	(45,508)

	$728,361	$724,202

3.00% Convertible Subordinated Notes

In September 2007, the Company issued $395,986,000 aggregate principal amount of 3.00% Convertible Subordinated Notes due October 15, 2014 (the “3.00% Convertible Subordinated Notes”). Holders of the 3.00% Convertible Subordinated Notes may convert their notes at their option on any day up to and including the business day immediately preceding the maturity date into shares of the Company’s common stock. The base conversion rate is 7.436 shares of common stock per $1,000 principal amount of 3.00% Convertible Subordinated Notes, subject to adjustment. This represents a base conversion price of approximately $134.48 per share of common stock. If, at the time of conversion, the applicable stock price of the Company’s common stock exceeds the base conversion price, the conversion rate will be determined pursuant to a formula resulting in the receipt of up to 4.4616 additional shares of common stock per $1,000 principal amount of the 3.00% Convertible Subordinated Notes, subject to adjustment. However, in no event would the total number of shares issuable upon conversion of the 3.00% Convertible Subordinated Notes exceed 11.8976 per $1,000 principal amount of 3.00% Convertible Subordinated Notes, subject to anti-dilution adjustments, or the equivalent of $84.05 per share of the Company’s common stock or a total of 4,711,283 shares of the Company’s common stock. As of March 31, 2014, had the holders of the 3.00% Convertible Subordinated Notes converted their notes, the 3.00% Convertible Subordinated Notes would have been convertible into 3,375,463 shares of the Company’s common stock.

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

Holders of the 4.75% Convertible Subordinated Notes were eligible to convert their notes during the three months ended March 31, 2014 and are eligible to convert their notes during the three months ended June 30, 2014, since the Stock Price Condition Conversion Clause was met during the applicable periods. As of March 31, 2014, had the holders of the 4.75% Convertible Subordinated Notes converted their notes, the 4.75% Convertible Subordinated Notes would have been convertible into a maximum of 4,432,328 shares of the Company’s common stock.

Senior Notes

The Company’s senior notes consisted of the following as of (in thousands):

	March 31, 2014	December 31, 2013
5.375% senior notes due 2023	$1,000,000	$1,000,000
7.00% senior notes due 2021	750,000	750,000
4.875% senior notes due 2020	500,000	500,000

	$2,250,000	$2,250,000

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Maturities of Debt Facilities

The following table sets forth maturities of the Company’s debt, including mortgage and loans payable, convertible debt and senior notes, as of March 31, 2014 (in thousands):

Year ending:
2014 (nine months remaining)	$439,692
2015	58,030
2016(1)	435,662
2017	35,695
2018	9,447
Thereafter	2,287,066

$3,265,592

(1)	Gross of $41,348 debt discount from the 4.75% Convertible Subordinated Notes.

Fair Value of Debt Facilities

The following table sets forth the estimated fair values of the Company’s mortgage and loans payable, senior notes and convertible debt, including current maturities, as of (in thousands):

	March 31, 2014	December 31, 2013
Mortgage and loans payable	$252,050	$254,607
Convertible debt	1,044,273	1,009,744
Senior notes	2,375,625	2,302,290

The Company has determined that the inputs used to value its debt facilities fall within Level 2 of the fair value hierarchy.

Interest Charges

The following table sets forth total interest costs incurred and total interest costs capitalized for the periods presented (in thousands):

	Three months ended March 31,
	2014	2013
Interest expense	$68,820	$60,331
Interest capitalized	3,406	2,892

Interest charges incurred	$72,226	$63,223

9. Redeemable Non-Controlling Interests

The following table provides a summary of the activities of the Company’s redeemable non-controlling interests (in thousands):

Balance as of December 31, 2013	$123,902
Net loss attributable to redeemable non-controlling interests	(50)
Other comprehensive income attributable to redeemable non-controlling interests	2,067
Impact of foreign currency exchange	1,040

Balance as of March 31, 2014	$126,959

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10. Commitments and Contingencies

Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of March 31, 2014, the Company was contractually committed for $240,091,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of March 31, 2014, such as commitments to purchase power in select locations through the remainder of 2014 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2014 and thereafter. Such other miscellaneous purchase commitments totaled $209,075,000 as of March 31, 2014.

11. Stockholders’ Equity

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	Balance as of December 31, 2013	Net change	Balance as of March 31, 2014
Foreign currency translation gain (loss)	$(132,881)	$14,970	$(117,911)
Unrealized gain (loss) on cash flow hedges	(1,750)	200	(1,550)
Unrealized gain (loss) on available for sale securities	(257)	839	582
Other comprehensive loss (income) attributable to redeemable non-controlling interests	21,121	(2,067)	19,054

	$(113,767)	$13,942	$(99,825)

Changes in foreign currencies can have a significant impact to the Company’s consolidated balance sheets (as evidenced above in the Company’s foreign currency translation gain or loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translating into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. As of March 31, 2014, the U.S. dollar was generally weaker relative to certain of the currencies of the foreign countries in which the Company operates. This overall weakness of the U.S. dollar had an overall positive impact on the Company’s consolidated financial position because the foreign denominations translated into more U.S. dollars as evidenced by a decrease in foreign currency translation loss for the three months ended March 31, 2014 as reflected in the above table. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which the Company operates could have a significant impact on its consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.

Treasury Stock

During the three months ended March 31, 2014, the Company repurchased a total of 266,585 shares of its common stock in the open market at an average price of $176.75 per share for total consideration of $47,120,000 under a share repurchase program that was approved by the Company’s Board of Directors in December 2013 (the “2013 Share Repurchase Program”). As of March 31, 2014, the Company may purchase up to an additional $404,081,000 in value of the Company’s common stock through December 31, 2014 under this share repurchase program.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Stock-Based Compensation

In March 2014, the Compensation Committee and the Stock Award Committee of the Company’s Board of Directors approved the issuance of an aggregate of 613,560 shares of restricted stock units to certain employees, including executive officers, pursuant to the 2000 Equity Incentive Plan, as part of the Company’s annual refresh program. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $179.18 and a weighted-average requisite service period of 3.34 years. The valuation of restricted stock units with only a service condition or a service and performance condition requires no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of the Company’s stock price on the date of grant. The Company uses a Monte Carlo simulation option-pricing model to determine the fair value of restricted stock units with a service and market condition. There were no significant changes in the assumptions used to determine the fair value of restricted stock units with a service and market condition that were granted during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

The following table presents, by operating expense category, the Company’s stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations (in thousands):

	Three months ended March 31,
	2014	2013
Cost of revenues	$1,870	$1,602
Sales and marketing	7,000	5,721
General and administrative	16,111	16,513

	$24,981	$23,836

12. Segment Information

While the Company has a single line of business, which is the design, build-out and operation of IBX data centers, it has determined that it has three reportable segments comprised of its Americas, EMEA and Asia-Pacific geographic regions. The Company’s chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on the Company’s revenue and adjusted EBITDA performance both on a consolidated basis and based on these three reportable segments. The Company defines adjusted EBITDA as income from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges and acquisition costs as presented below (in thousands):

	Three months ended March 31,
	2014	2013
Adjusted EBITDA:
Americas	$149,563	$144,517
EMEA	63,205	48,729
Asia-Pacific	47,620	47,642

Total adjusted EBITDA	260,388	240,888
Depreciation, amortization and accretion expense	(113,610)	(108,603)
Stock-based compensation expense	(24,981)	(23,836)
Acquisitions costs	(185)	(3,662)

Income from operations	$121,612	$104,787

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company also provides the following additional segment disclosures (in thousands):

	Three months ended March 31,
	2014	2013
Total revenues:
Americas	$330,033	$305,792
EMEA	151,430	119,969
Asia-Pacific	98,590	90,373

	$580,053	$516,134

Total depreciation and amortization:
Americas	$60,027	$62,597
EMEA	29,712	22,875
Asia-Pacific	24,254	21,733

	$113,993	$107,205

Capital expenditures:
Americas	$67,515	$44,841
EMEA	15,564	16,569
Asia-Pacific	39,619	14,257

	$122,698	$75,667

The Company’s long-lived assets are located in the following geographic areas as of (in thousands):

	March 31, 2014	December 31, 2013
Americas	$2,679,496	$2,549,863
EMEA	1,174,049	1,188,559
Asia-Pacific	912,752	853,228

	$4,766,297	$4,591,650

Revenue information by category is as follows (in thousands):

	Three months ended March 31,
	2014	2013
Colocation	$434,623	$394,831
Interconnection	87,026	75,991
Managed infrastructure	25,384	23,120
Rental	2,670	580

Recurring revenues	549,703	494,522
Non-recurring revenues	30,350	21,612

	$580,053	$516,134

No single customer accounted for 10% or greater of the Company’s revenues for the three months ended March 31, 2014 and 2013. No single customer accounted for 10% or greater of the Company’s gross accounts receivable as of March 31, 2014 and December 31, 2013.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

13. Subsequent Events

From April 1, 2014 through May 1, 2014, the Company repurchased a total of 186,503 shares of its common stock in the open market at an average price of $175.95 per share for a total consideration of $32,815,000 under the 2013 Share Repurchase Program.

In April and May 2014, the Company entered into agreements with certain note holders to exchange an aggregate of $170,137,000 of the principal amount of the 4.75% Convertible Subordinated Notes for 2,017,806 shares of the Company’s common stock and cash payments totaling approximately $17,636,000. As a result, the Company will recognize a loss on debt extinguishment of approximately $38,000,000 in the second quarter of 2014 upon the exchange of the 4.75% Convertible Subordinated Notes.

In April 2014, the Company, Riverwood Capital L.P. (“Riverwood”), and the other parties thereto, amended the shareholders agreement governing their investment in ALOG to extend the time period granted to the Company in 2014 to exercise its right to purchase Riverwood’s interest in ALOG, along with the approximate 10% of ALOG owned by ALOG management, to May 31, 2014. Such purchase by the Company would result in the Company owning 100% of the outstanding shares of ALOG upon completion of the transaction. Should the Company not exercise its right by May 31, 2014, subsequent exercise periods begin on April 1 and end on April 30 of each of 2015 and 2016.

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

Overview

In April and May 2014, as more fully described in Note 13 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we entered into agreements with certain note holders to exchange an aggregate of $170.1 million of the principal amount of the 4.75% convertible subordinated notes for 2,017,806 shares of our common stock and cash payments totaling approximately $17.6 million. As a result, we will recognize a loss on debt extinguishment of approximately $38.0 million in the second quarter of 2014 upon the exchange of the 4.75% convertible subordinated notes.

Equinix provides global data center offerings that protect and connect the world’s most valued information assets. Global enterprises, financial services companies and content and network service providers rely upon Equinix’s leading insight and data centers in 32 markets around the world for the safehousing of their critical IT equipment and the ability to directly connect to the networks that enable today’s information-driven economy. Equinix offers the following solutions: (i) premium data center colocation, (ii) interconnection and (iii) exchange and outsourced IT infrastructure services. As of March 31, 2014, we operated or had partner International Business Exchange® (“IBX”) data centers in the Atlanta, Boston, Chicago, Dallas, Denver, Los Angeles, Miami, New York, Philadelphia, Rio De Janeiro, Sao Paulo, Seattle, Silicon Valley, Toronto and Washington, D.C. metro areas in the Americas region; France, Germany, Italy, the Netherlands, Switzerland, the United Arab Emirates and the United Kingdom in the Europe, Middle East and Africa (“EMEA”) region; and Australia, China, Hong Kong, Indonesia, Japan and Singapore in the Asia-Pacific region.

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

Our customer count increased to approximately 6,047 as of March 31, 2014 versus approximately 5,550 as of March 31, 2013, an increase of 9%. This increase was due to organic growth in our business. Our utilization rate represents the percentage of our cabinet space billing versus net sellable cabinet space available, taking into account power limitations. Our utilization rate was approximately 75% as of March 31, 2014 and March 31, 2013; however, excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our utilization rate would have increased to approximately 80% as of March 31, 2014. Our utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.

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

Our non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment and professional services that we perform. These services are considered to be non-recurring because they are billed typically once upon completion of the installation or professional services work performed. The majority of these non-recurring revenues are typically billed on the first invoice distributed to the customer in connection with their initial installation. However, revenues from installation services are deferred and recognized ratably over the expected life of the customer installation. Additionally, revenue from contract settlements, when a customer wishes to terminate their contract early, is recognized when no remaining performance obligations exist and collectability is reasonably assured, to the extent that the revenue has not previously been recognized. As a percentage of total revenues, we expect non-recurring revenues to represent less than 10% of total revenues for the foreseeable future.

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

Potential REIT Conversion

In September 2012, we announced that our Board of Directors approved a plan for Equinix to pursue conversion to a real estate investment trust (“REIT”). We have begun implementation of the REIT conversion, and we plan to make a tax election for REIT status for the taxable year beginning January 1, 2015. Any REIT election made by us must be effective as of the beginning of a taxable year; therefore, as a calendar year taxpayer, if we are unable to convert to a REIT by January 1, 2015, the next possible conversion date would be January 1, 2016.

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

The REIT conversion implementation currently includes seeking a private letter ruling, or PLR, from the U.S. Internal Revenue Service, or IRS. Our PLR request has multiple components, and our timely conversion to a REIT will require favorable rulings from the IRS on certain technical tax issues. We submitted the PLR request to the IRS in the fourth quarter of 2012. In June 2013, we disclosed that we had been informed that the IRS had convened an internal working group to study what constitutes “real estate” for purposes of the REIT provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and that, pending the completion of the study, the IRS was unlikely to respond definitively to our pending PLR request. In November 2013, the IRS informed us that it was actively resuming work on our PLR request and would respond in due course. We do not expect that this delay will affect the timing of our plan to elect REIT status for the taxable year beginning January 1, 2015. We currently expect to receive a favorable PLR from the IRS in 2014 and combined with Board of Directors approval and completion of other necessary conversion actions, we thereafter would commit to a final REIT conversion plan. Once we reach this commitment, the financial statements for 2014 will reflect the necessary accounting adjustments including an adjustment to eliminate the U.S. deferred tax assets and liabilities balances discussed below as well as any tax consequences for the shareholder distributions also discussed below.

We currently estimate that we will incur approximately $75.0 to $85.0 million in costs to support the REIT conversion, of which $47.8 million has been incurred to date, in addition to related tax liabilities associated with a change in our methods of depreciating and amortizing various data center assets for tax purposes from our prior methods to current methods that are more consistent with the characterization of such assets as real property for REIT purposes. The total recapture of depreciation and amortization expenses across all relevant assets is expected to result in federal and state tax liability of approximately $360.0 to $380.0 million, which amount became and is generally payable over a four-year period starting in 2012 even if we abandon the REIT conversion for any reason, including failure to obtain a favorable PLR response. To date, we have settled $192.9 million of the estimated federal and state tax liability related to the recapture of depreciation and amortization expenses. Prior to the decision to convert to a REIT, our balance sheet reflected our income tax liability as a non-current deferred tax liability. As a result of the decision to convert to a REIT, our non-current tax liability has been and will continue to be gradually and proportionally reclassified from non-current to current over the four-year period, which started in the third quarter of 2012. The current liability reflects the tax liability that relates to additional taxable income expected to be recognized within the twelve-month period from the date of the balance sheet. If the REIT conversion is successful, we also expect to incur an additional $5.0 to $10.0 million in annual compliance costs in future years. We expect to pay between $145.0 to $200.0 million in cash taxes during 2014 which includes taxes on our operations and any tax impacts required by our plan to convert to a REIT.

In accordance with tax rules applicable to REIT conversions, we expect to issue special distributions to our stockholders of undistributed accumulated earnings and profits (“E&P”) of approximately $700.0 million to $1.1 billion (the “E&P distribution”), which we expect to pay out in a combination of up to 20% in cash and at least 80% in the form of our common stock. The estimated E&P distribution may change due to potential changes in certain factors impacting the calculations, such as finalization of the 2013 E&P amounts, the actual financial year 2014 performance of the entities to be included in the REIT structure and the impact of any other transactions we may undertake during the fiscal year. We expect to make the E&P distribution only after receiving a favorable PLR from the IRS, obtaining Board of Directors approval and completion of other necessary REIT conversion actions. The Company anticipates making an E&P distribution before 2015 with the balance distributed in 2015. In addition, following the completion of the REIT conversion, we intend to declare regular distributions to our stockholders.

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

Results of Operations

Three Months Ended March 31, 2014 and 2013

Revenues. Our revenues for the three months ended March 31, 2014 and 2013 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three months ended March 31,				% change
	2014	%	2013	%	Actual	Constant currency
Americas:
Recurring revenues	$314,980	54%	$295,098	57%	7%	9%
Non-recurring revenues	15,053	3%	10,694	2%	41%	42%

	330,033	57%	305,792	59%	8%	10%

EMEA:
Recurring revenues	142,125	25%	113,282	22%	25%	17%
Non-recurring revenues	9,305	1%	6,687	1%	39%	23%

	151,430	26%	119,969	23%	26%	17%

Asia-Pacific:
Recurring revenues	92,598	16%	86,142	17%	7%	14%
Non-recurring revenues	5,992	1%	4,231	1%	42%	44%

	98,590	17%	90,373	18%	9%	15%

Total:
Recurring revenues	549,703	95%	494,522	96%	11%	12%
Non-recurring revenues	30,350	5%	21,612	4%	40%	36%

	$580,053	100%	$516,134	100%	12%	13%

Americas Revenues. Growth in Americas revenues was primarily due to (i) $ 6.9 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, Dallas, New York, Rio de Janeiro, São Paulo, Seattle, Silicon Valley and Washington, D.C. metro areas and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above. During the three months ended March 31, 2014, the U.S. dollar was generally stronger relative to the Canadian dollar and Brazilian real than during the three months ended March 31, 2013, resulting in approximately $7.8 million of unfavorable foreign currency impact to our Americas revenues during the three months ended March 31, 2014 when compared to average exchange rates of the three months ended March 31, 2013. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the New York, Philadelphia, Toronto and São Paulo metro areas, which are expected to open during the remainder of 2014 and 2015. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

EMEA Revenues. Our revenues from the U.K., the largest revenue contributor in the EMEA region for the period, represented approximately 37% and 36%, respectively, of the regional revenues during the three months ended March 31, 2014 and 2013. Our EMEA revenue growth was primarily due to (i) approximately $14.9 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Frankfurt, London and Zurich metro areas and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above. During the three months ended March 31, 2014, the impact of foreign currency fluctuations resulted in approximately $10.8 million of favorable foreign currency impact to our EMEA revenues primarily due to a generally weaker U.S. dollar relative to the British pound and Euro during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. We expect that our EMEA revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Amsterdam and London metro areas, which are expected to open during the remainder of 2014 and 2015. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 37% of the regional revenues for the three months ended March 31, 2014 and 2013. Our Asia-Pacific revenue growth was primarily due to (i) approximately $5.2 million of revenue generated from our recently-opened IBX data center expansions in the Osaka, Singapore, Sydney and Tokyo metro areas and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above. During the three months ended March 31, 2014, the U.S. dollar was generally stronger relative to the Australian dollar, Japanese yen and Singapore dollar, than during the three months ended March 31, 2013, resulting in approximately $5.6 million of unfavorable foreign currency impact to our Asia-Pacific revenues during the three months ended March 31, 2014 when compared to average exchange rates of the three months ended March 31, 2013. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX data center expansions and additional expansions currently taking place in the Hong Kong, Melbourne, Osaka, Shanghai and Singapore metro areas, which are expected to open during the remainder of 2014 and 2015. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, or changes or amendments to customers’ contracts.

Cost of Revenues. Our cost of revenues for the three months ended March 31, 2014 and 2013 were split among the following geographic regions (dollars in thousands):

	Three months ended March 31,				% change
	2014	%	2013	%	Actual	Constant currency
Americas	$141,765	49%	$142,875	55%	(1%)	3%
EMEA	86,531	30%	63,701	25%	36%	32%
Asia-Pacific	59,229	21%	52,015	20%	14%	20%

Total	$287,525	100%	$258,591	100%	11%	14%

	Three months ended March 31,
	2014	2013
Cost of revenues as a percentage of revenues:
Americas	43%	47%
EMEA	57%	53%
Asia-Pacific	60%	58%
Total	50%	50%

Americas Cost of Revenues. Our Americas cost of revenues for the three months ended March 31, 2014 and 2013 included $50.4 million and $53.0 million, respectively, of depreciation expense. The decrease in depreciation expense was primarily due to $5.8 million of lower depreciation expense resulting from the increase in the useful lives of certain fixed assets when we entered into lease amendments to extend the lease term for certain IBX data centers, partially offset by an increase in depreciation expense due to our IBX data center expansion activity. Excluding depreciation expense, the increase in our Americas cost of revenues was primarily due to $3.8 million of higher utility costs and $2.8 million of higher costs associated with certain custom services provided to our customers, partially offset by $4.4 million of lower rent and facility costs primarily as a result of either certain leases no longer being subject to operating lease treatment or the purchase of previously-leased sites. During the three months ended March 31, 2014, the impact of foreign currency fluctuations to our Americas cost of revenues resulted in approximately $5.3 million of favorable foreign currency impact to our Americas cost of revenues primarily due to generally stronger U.S. dollar relative to the Canadian dollar and Brazilian real during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

EMEA Cost of Revenues. Our EMEA cost of revenues for the three months ended March 31, 2014 and 2013 included $25.8 million and $19.4 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX data center expansion activity and acquisitions. Excluding depreciation expense, the increase in our EMEA cost of revenues was primarily due to (i) the impact of an acquisition of a carrier hotel in Frankfurt, Germany, also referred to as the Frankfurt Kleyer 90 Carrier Hotel acquisition, which resulted in $2.6 million of incremental cost of revenues for the three months ended March 31, 2014, (ii) $9.8 million of higher utility, rent and facilities costs and (iii) $4.6 million of higher costs associated with certain custom services provided to our customers, compensation expense and professional fees to support our growth. During the three months ended March 31, 2014, the impact of foreign currency fluctuations to our EMEA cost of revenues resulted in approximately $2.5 million of net unfavorable foreign currency impact to our EMEA cost of revenues primarily due to a generally weaker U.S. dollar relative to the British pound and Euro during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. We expect EMEA cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Our Asia-Pacific cost of revenues for the three months ended March 31, 2014 and 2013 included $23.3 million and $20.5 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX data center expansion activity. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily due to $2.5 million of higher costs associated with certain custom services provided to our customers and higher utility costs. During the three months ended March 31, 2014, the impact of foreign currency fluctuations to our Asia-Pacific cost of revenues resulted in approximately $3.4 million of net favorable foreign currency impact to our Asia-Pacific cost of revenues primarily due to a generally stronger U.S. dollar relative to Australian dollar, Japanese yen and Singapore dollar during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended March 31, 2014 and 2013 were split among the following geographic regions (dollars in thousands):

	Three months ended March 31,				% change
	2014	%	2013	%	Actual	Constant currency
Americas	$41,074	61%	$35,576	61%	15%	18%
EMEA	17,084	25%	15,904	27%	7%	3%
Asia-Pacific	9,270	14%	6,796	12%	36%	43%

Total	$67,428	100%	$58,276	100%	16%	17%

	Three months ended March 31,
	2014	2013
Sales and marketing expenses as a percentage of revenues:
Americas	12%	12%
EMEA	11%	13%
Asia-Pacific	9%	8%
Total	12%	11%

Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to $3.8 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (413 Americas sales and marketing employees as of March 31, 2014 versus 347 as of March 31, 2013). During the three months ended March 31, 2014, the impact of foreign currency fluctuations to our Americas sales and marketing expenses was not significant when compared to average exchange rates of the three months ended March 31, 2013. Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Americas sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in Americas sales and marketing initiatives, we believe our Americas sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.

EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expenses did not materially change and the impact of foreign currency fluctuations to our EMEA sales and marketing expenses for the three months ended March 31, 2014 was not significant when compared to average exchange rates of the three months ended March 31, 2013. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our EMEA sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in EMEA sales and marketing initiatives, we believe our EMEA sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to $2.1 million of higher professional fees to support our growth and higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (125 Asia-Pacific sales and marketing employees as of March 31, 2014 versus 108 as of March 31, 2013). For the three months ended March 31, 2014, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the three months ended March 31, 2013. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Asia-Pacific sales and marketing expenses have increased. Although we anticipate that we will continue to invest in Asia-Pacific sales and marketing initiatives, we believe our Asia-Pacific sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2014 and 2013 were split among the following geographic regions (dollars in thousands):

	Three months ended March 31,				% change
	2014	%	2013	%	Actual	Constant currency
Americas	$75,357	73%	$64,564	71%	17%	18%
EMEA	17,829	17%	17,744	20%	0%	(4%)
Asia-Pacific	10,117	10%	8,510	9%	19%	23%

Total	$103,303	100%	$90,818	100%	14%	14%

	Three months ended March 31,
	2014	2013
General and administrative expenses as a percentage of revenues:
Americas	23%	21%
EMEA	12%	15%
Asia-Pacific	10%	9%
Total	18%	18%

Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to $6.7 million of higher professional fees to support our growth and our REIT conversion process and $2.4 million of higher compensation costs, including general salaries, bonuses and headcount growth (699 Americas general and administrative employees as of March 31, 2014 versus 688 as of March 31, 2013). During the three months ended March 31, 2014, the impact of foreign currency fluctuations to our Americas general and administrative expenses was not significant when compared to average exchange rates for the three months ended March 31, 2013. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments into improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. We are also incurring costs to support our REIT conversion process. Collectively, these investments in our back office systems and our REIT conversion process have resulted in increased professional fees. Going forward, although we are carefully monitoring our spending, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including these investments in our back office systems and the REIT conversion process.

EMEA General and Administrative Expenses. Our EMEA general and administrative expenses did not materially change and the impact of foreign currency fluctuations to our EMEA general and administrative expenses for the three months ended March 31, 2014 was not significant when compared to average exchange rates of the three months ended March 31, 2013. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (211 Asia-Pacific general and administrative employees as of March 31, 2014 versus 186 as of March 31, 2013). For the three months ended March 31, 2014, the impact of foreign currency fluctuations to our Asia-Pacific general and administrative expenses was not significant when compared to average exchange rates of the three months ended March 31, 2013. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Acquisition Costs. During the three months ended March 31, 2014 and 2013, we recorded acquisition costs totaling $185,000 and $3.7 million, respectively, primarily attributed to Americas region.

Interest Income. Interest income increased to $1.4 million for the three months ended March 31, 2014 from $747,000 for the three months ended March 31, 2013. Interest income increased primarily due to higher invested balances and higher yields on foreign invested balances. The average annualized yield for the three months ended March 31, 2014 was 0.44% versus 0.27% for the three months ended March 31, 2013.

Interest Expense. Interest expense increased to $68.8 million for the three months ended March 31, 2014 from $60.3 million for the three months ended March 31, 2013. This increase in interest expense was primarily due to the impact of our $1.5 billion senior notes offering in March 2013 and additional financings such as various capital lease and other financing obligations to support our expansion projects. During the three months ended March 31, 2014 and 2013, we capitalized $3.4 million and $2.9 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we recognize the full impact of our $1.5 billion senior notes offering, partially offset by the redemption of our 8.125% senior notes in April 2013, which will contribute approximately $17.7 million in incremental interest expense annually. However, we may incur additional indebtedness to support our growth, resulting in higher interest expense.

Other Income (Expense). We recorded $678,000 of other income and $459,000 of other expense, respectively, for the three months ended March 31, 2014 and 2013, primarily due to foreign currency exchange gains and losses during the periods.

Income Taxes. For the three months ended March 31, 2014 and 2013, we recorded $13.6 million and $11.5 million of income tax expenses, respectively. Our effective tax rates were 24.7% and 25.6% for the three months ended March 31, 2014 and 2013, respectively. We expect to recognize a higher income tax provision in 2014 due to certain jurisdictions becoming profitable in 2014, which incurred losses in prior years. In addition, we expect cash income taxes during the remainder of 2014 to increase primarily related to the impact of recognizing the depreciation and amortization recapture as a result of the change of our method of depreciating and amortizing various data center assets for tax purposes in connection with our REIT conversion plan. The cash taxes for 2014 and 2013 are primarily for U.S. federal and state income taxes and foreign income taxes in certain foreign jurisdictions.

Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the performance of each segment, measure the operational cash generating abilities of each segment and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges and acquisition costs. Our adjusted EBITDA for the three months ended March 31, 2014 and 2013 were split among the following geographic regions (dollars in thousands):

	Three months ended March 31,				% change
	2014	%	2013	%	Actual	Constant currency
Americas	$149,563	57%	$144,517	60%	3%	5%
EMEA	63,205	25%	48,729	20%	30%	13%
Asia-Pacific	47,620	18%	47,642	20%	0%	6%

Total	$260,388	100%	$240,888	100%	8%	7%

Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. During the three months ended March 31, 2014, currency fluctuations resulted in approximately $2.7 million of unfavorable foreign currency impact on our Americas adjusted EBITDA primarily due to the generally stronger U.S. dollar relative to the Brazilian real and Canadian dollar during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as result of our IBX data center expansion activity and organic growth as described above, partially offset by higher adjusted operating expenses as a percentage of revenues primarily attributable to higher cost of revenues, utilities costs and compensation costs, including general salaries, bonuses and headcount growth to support our growth. During the three months ended March 31, 2014, currency fluctuations resulted in approximately $8.2 million of net favorable foreign currency impact to our EMEA adjusted EBITDA primarily due to generally weaker U.S. dollar relative to the Euro and British pound during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Asia-Pacific Adjusted EBITDA. Our Asia-Pacific adjusted EBITDA did not materially change during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The U.S. dollar was generally stronger relative to the Australian dollar, Japanese yen and Singapore dollar compared to the three months ended March 31, 2013, resulting in approximately $2.9 million of net unfavorable foreign currency impact to our Asia-Pacific adjusted EBITDA during the three months ended March 31, 2014 when compared to average exchange rates of the three months ended March 31, 2013.

Non-GAAP Financial Measures

We provide all information required in accordance with generally accepted accounting principles (“GAAP”), but we believe that evaluating our ongoing operating results may be difficult if limited to reviewing only GAAP financial measures. Accordingly, we use non-GAAP financial measures to evaluate our operations. Legislative and regulatory requirements encourage the use of and emphasis on GAAP financial metrics and require companies to explain why non-GAAP financial metrics are relevant to management and investors.

Adjusted EBITDA

We use adjusted EBITDA to evaluate our operations and as a metric in the determination of employees’ annual bonuses and vesting of restricted stock units that have both a service and performance condition. In presenting adjusted EBITDA, we exclude certain items that we believe are not good indicators of our current or future operating performance. These items are depreciation, amortization, accretion of asset retirement obligations and accrued restructuring charges, stock-based compensation, restructuring charges, impairment charges and acquisition costs. We exclude these items in order for our lenders, investors, and industry analysts, who review and report on us, to better evaluate our operating performance and cash spending levels relative to our industry sector and competitors.

For example, we exclude depreciation expense as these charges primarily relate to the initial construction costs of our IBX data centers and do not reflect our current or future cash spending levels to support our business. Our IBX data centers are long-lived assets and have an economic life greater than 10 years. The construction costs of our IBX data centers do not recur and future capital expenditures remain minor relative to our initial investment. This is a trend we expect to continue. In addition, depreciation is also based on the estimated useful lives of our IBX data centers. These estimates could vary from actual performance of the asset, are based on historical costs incurred to build out our IBX data centers and are not indicative of current or expected future capital expenditures. Therefore, we exclude depreciation from our operating results when evaluating our operations.

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

We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges and acquisition costs as presented below (in thousands):

	Three months ended March 31,
	2014	2013
Income from operations	$121,612	$104,787
Depreciation, amortization and accretion expense	113,610	108,603
Stock-based compensation expense	24,981	23,836
Acquisitions costs	185	3,662

Adjusted EBITDA	$260,388	$240,888

Our adjusted EBITDA results have improved each year and in each region in total dollars due to the improved operating results discussed earlier in “Results of Operations,” as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in “Overview.” Although we have also been investing in our future growth as described above (e.g. through additional IBX data center expansions, acquisitions and increased investments in sales and marketing expenses), we believe that our adjusted EBITDA results will continue to improve in future periods as we continue to grow our business.

Constant Currency Presentation

Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies such as the Brazilian real, British pound, Canadian dollar, Euro, Swiss franc, Australian dollar, Hong Kong dollar, Japanese yen, Singapore dollar and United Arab Emirates dirham. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities with functional currencies other than the U.S. dollar are converted into U.S. dollars at the exchange rates in effect for the comparable prior period rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the three months ended March 31, 2013 are used as exchange rates for the three months ended March 31, 2014 when comparing the three months ended March 31, 2014 with the three months ended March 31, 2013).

Liquidity and Capital Resources

As of March 31, 2014, our total indebtedness was comprised of (i) convertible debt principal totaling $769.7 million from our 3.00% convertible subordinated notes and our 4.75% convertible subordinated notes (gross of discount) and (ii) non-convertible debt and financing obligations totaling $3.6 billion consisting of (a) $2.3 billion of principal from our 7.00%, 5.375% and 4.875% senior notes, (b) $245.9 million of principal from our mortgage and loans payable and (c) $1.1 billion from our capital lease and other financing obligations.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, payment of tax liabilities related to the decision to convert to a REIT (see below) and completion of our publicly-announced expansion projects. As of March 31, 2014, we had $1.0 billion of cash, cash equivalents and short-term and long-term investments, of which approximately $796.0 million was held in the U.S. We believe that our current expansion activities in the U.S. can be funded with our U.S.-based cash and cash equivalents and investments. Besides our investment portfolio, additional liquidity available to us from the $550.0 million revolving credit facility that forms part of our $750.0 million credit facility, referred to as the U.S. financing, any further financing activities we may pursue, and customer collections are our primary source of cash. While we believe we have a strong customer base and have continued to experience relatively strong collections, if the current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity.

As of March 31, 2014, we had 21 irrevocable letters of credit totaling $34.6 million issued and outstanding under the U.S. revolving credit line; as a result, we had a total of approximately $515.4 million of additional liquidity available to us under the U.S. revolving credit line. While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and to complete our publicly-announced IBX data center expansion plans, we may pursue additional expansion opportunities, primarily the build out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions, and have also announced our planned conversion to a REIT (see below). While we expect to fund these plans with our existing resources, additional financing, either debt or equity, may be required to pursue certain new or unannounced additional plans, including acquisitions. However, if current market conditions were to deteriorate, we may be unable to secure additional financing or any such additional financing may only be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.

Impact of REIT Conversion

We currently estimate that we will incur approximately $75.0 to $85.0 million in costs to support the REIT conversion, of which $47.8 million has been incurred to date, in addition to related tax liabilities associated with a change in our methods of depreciating and amortizing various data center assets for tax purposes from our prior methods to current methods that are more consistent with the characterization of such assets as real property for REIT purposes. The total recapture of depreciation and amortization expenses across all relevant assets is expected to result in federal and state tax liability of approximately $360.0 to $380.0 million, which amount became and is generally payable over a four-year period starting in 2012 even if we abandon the REIT conversion for any reason, including failure to obtain a favorable PLR response. To date, we have settled $192.9 million of the estimated federal and state tax liability related to the recapture of depreciation and amortization expenses. Prior to the decision to convert to a REIT, our balance sheet reflected our income tax liability as a non-current deferred tax liability. As a result of the decision to convert to a REIT, our non-current tax liability has been and will continue to be gradually and proportionally reclassified from non-current to current over the four-year period, which started in the third quarter of 2012. The current liability reflects the tax liability that relates to additional taxable income expected to be recognized within the twelve-month period from the date of the balance sheet. If the REIT conversion is successful, we also expect to incur an additional $5.0 to $10.0 million in annual compliance costs in future years. We expect to pay between $145.0 to $200.0 million in cash taxes during 2014 which includes taxes on our operations and any tax impacts required by our plan to convert to a REIT.

In accordance with tax rules applicable to REIT conversions, we expect to issue special distributions to our stockholders of undistributed accumulated E&P of approximately $700.0 million to $1.1 billion, which we expect to pay out in a combination of up to 20% in cash and at least 80% in the form of our common stock. The estimated E&P distribution may change due to potential changes in certain factors impacting the calculations, such as finalization of the 2013 E&P amounts, the actual financial year 2014 performance of the entities to be included in the REIT structure and the impact of any other transactions we may undertake during the fiscal year. We expect to make the E&P distribution only after receiving a favorable PLR from the IRS, obtaining Board of Directors approval and completion of other necessary REIT conversion actions. The Company anticipates making an E&P distribution before 2015 with the balance distributed in 2015. In addition, following the completion of the REIT conversion, we intend to declare regular distributions to our stockholders.

Sources and Uses of Cash

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$171,718	$84,181
Net cash provided by (used in) investing activities	98,885	(1,142,540)
Net cash provided by (used in) financing activities	(37,282)	1,496,760

Operating Activities. The increase in net cash provided by operating activities was primarily due to improved operating results, favorable working capital activities such as decreased payments of certain accounts payable, accrued expenses and interest and a reduction in excess tax benefits from stock-based compensation, partially offset by an increase in income tax payments. Although our collections remain strong, it is possible for some large customer receivables that were anticipated to be collected in one quarter to slip to the next quarter. For example, some large customer receivables that were anticipated to be collected in March 2014 were instead collected in April 2014, which negatively impacted cash flows from operating activities for the three months ended March 31, 2014. We expect that we will continue to generate cash from our operating activities during the remainder of 2014 and beyond.

Investing Activities. The net cash provided by investing activities for the three months ended March 31, 2014 was primarily due to $315.1 million of sales and maturities of investments, partially offset by $93.4 million of purchases of investments, $105.9 million of capital expenditures primarily as a result of expansion activity and $16.8 million for the purchase of a plot of land in Melbourne, Australia. The net cash used in investing activities for the three months ended March 31, 2013 was primarily due to the deposit of $836.4 million of proceeds from the senior notes offering in March 2013 into a restricted cash account for the redemption of the 8.125% senior notes, $296.5 million of purchases of investments and $75.7 million of capital expenditures primarily as a result of expansion activity. During 2014, we expect that our IBX expansion construction activity will be similar to our 2013 levels. However, if the opportunity to expand is greater than planned and we have sufficient funding to increase the expansion opportunities available to us, we may increase the level of capital expenditures to support this growth as well as pursue additional acquisitions or joint ventures.

In April 2014, we, along with Riverwood Capital L.P. (“Riverwood”), and the other parties thereto, amended the shareholders agreement governing our investment in ALOG to extend the time period granted to us in 2014 to exercise our right to purchase Riverwood’s interest in ALOG, along with the approximate 10% of ALOG owned by ALOG management, to May 31, 2014. Such purchase by us would result in us owning 100% of the outstanding shares of ALOG upon completion of the transaction. Should we not exercise our right by May 31, 2014, subsequent exercise periods begin on April 1 and end on April 30 of each of 2015 and 2016. As a result, we may complete the purchase some time in 2014.

Financing Activities. The net cash used in financing activities for the three months ended March 31, 2014 was primarily due to $47.1 million of purchases of treasury stock under our share repurchase program that was approved by our Board of Directors in December 2013 and $14.6 million of repayments of various long-term debt and capital lease and other financing obligations, partially offset by $14.4 million of proceeds from employee equity awards and $10.0 million of excess tax benefits from stock-based compensation. The net cash provided by financing activities for the three months ended March 31, 2013 was primarily due to $1.5 billion of proceeds from the senior notes offering in March 2013, $14.4 million of proceeds from employee equity awards and $19.0 million of excess tax benefits from stock-based compensation, partially offset by $19.0 million of debt issuance costs and $17.6 million of repayments of various long-term debt and capital lease and other financing obligations. Going forward, we expect that our financing activities will consist primarily of repayment of our debt and additional financings needed to support expansion opportunities, additional acquisitions or joint ventures, or our conversion to a REIT.

Contractual Obligations and Off-Balance-Sheet Arrangements

We lease a majority of our IBX data centers and certain equipment under non-cancelable lease agreements expiring through 2053. The following represents our debt maturities, financings, leases and other contractual commitments as of March 31, 2014 (in thousands):

	2014 (9 months)	2015	2016	2017	2018	Thereafter	Total
Convertible debt (1)	$395,986	$—	$373,723	$—	$—	$—	$769,709
Senior notes (2)	—	—	—	—	—	2,250,000	2,250,000
U.S. term loan (2)	30,000	40,000	40,000	20,000	—	—	130,000
ALOG financings (2)	12,615	16,399	20,182	13,879	7,724	—	70,799
ALOG loans payable (2)	—	357	428	428	428	72	1,713
Mortgage payable (2)	921	1,274	1,330	1,387	1,447	36,843	43,202
Other loans payable (2)	169	—	—	—	—	—	169
Interest (3)	168,089	157,577	145,998	134,323	132,836	441,351	1,180,174
Capital lease and other financing obligations (4)	70,090	107,287	112,444	113,601	118,099	1,348,500	1,870,021
Operating leases (5)	69,114	89,713	86,607	82,446	79,144	607,030	1,014,054
Other contractual commitments (6)	352,630	70,183	2,841	2,724	2,157	18,632	449,167
Asset retirement obligations (7)	1,525	2,026	554	7,900	3,278	44,915	60,198
ALOG acquisition contingent consideration (8)	1,998	2,021	3,583	—	—	—	7,602
Redeemable non-controlling interests	126,959	—	—	—	—	—	126,959

	$1,230,096	$486,837	$787,690	$376,688	$345,113	$4,747,343	$7,973,767

(1)	Represents principal only. As of March 31, 2014, had the holders of the 3.00% convertible subordinated notes due 2014 converted their notes, the 3.00% convertible subordinated notes would have been convertible into approximately 3.4 million shares of our common stock, which would have a total value of $623.9 million based on the closing price of our common stock on March 31, 2014. As of March 31, 2014, had the holders of the 4.75% convertible subordinated notes due 2016 converted their notes, the 4.75% convertible subordinated notes would have been convertible into approximately 4.4 million shares of our common stock, which would have a total value of $819.3 million based on the closing price of our common stock on March 31, 2014.
(2)	Represents principal only.
(3)	Represents interest on convertible debt, senior notes, U.S. term loan, ALOG financings, ALOG loans payable, mortgage payable and other loans payable based on their approximate interest rates as of March 31, 2014.
(4)	Excludes any subrental income.
(5)	Represents minimum operating lease payments, excluding potential lease renewals.
(6)	Represents off-balance sheet arrangements. Other contractual commitments are described below.
(7)	Represents liability, net of future accretion expense.
(8)	Represents unaccrued ALOG acquisition contingent consideration, subject to reduction for any post-closing balance sheet adjustments and any claims for indemnification, and includes the portion of the contingent consideration that will be funded by Riverwood Capital L.P., who has an indirect, non-controlling equity interest in ALOG. As of March 31, 2014, we accrued approximately $611 of ALOG acquisition contingent consideration.

In connection with certain of our leases and other contracts requiring deposits, we entered into 21 irrevocable letters of credit totaling $34.6 million under the senior revolving credit line. These letters of credit were provided in lieu of cash deposits under the senior revolving credit line. If the landlords for these IBX leases decide to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the senior revolving credit line. These contingent commitments are not reflected in the table above.

We had accrued liabilities related to uncertain tax positions totaling approximately $28.3 million as of March 31, 2014. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.

Primarily as a result of our various IBX data center expansion projects, as of March 31, 2014, we were contractually committed for $240.1 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2014 and thereafter, is reflected in the table above as “other contractual commitments.”

We had other non-capital purchase commitments in place as of March 31, 2014, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2013 and beyond. Such other purchase commitments as of March 31, 2014, which total $209.1 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $200.0 million to $240.0 million, in addition to the $240.1 million in contractual commitments discussed above as of March 31, 2014, in our various IBX data center expansion projects during 2014 and thereafter in order to complete the work needed to open these IBX data centers. These non-contractual capital expenditures are not reflected in the table above. If we so choose, whether due to economic factors or other considerations, we could delay these non-contractual capital expenditure commitments to preserve liquidity.

Critical Accounting Policies and Estimates

Equinix’s financial statements and accompanying notes are prepared in accordance with GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by management’s application of accounting policies. On an ongoing basis, management evaluates its estimates and judgments. Critical accounting policies for Equinix that affect our more significant judgment and estimates used in the preparation of our condensed consolidated financial statements include accounting for income taxes, accounting for business combinations, accounting for impairment of goodwill and accounting for property, plant and equipment, which are discussed in more detail under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

While there have been no significant changes in our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the three months ended March 31, 2014 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2013, the U.S. dollar strengthened relative to certain of the currencies of the foreign countries in which we operate during the three months ended March 31, 2014. This has significantly impacted our consolidated financial position and results of operations during this period, including the amount of revenue that we reported. Continued strengthening or weakening of the U.S. dollar will continue to have a significant impact to us in future periods.

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

Over the last several years, we have completed several acquisitions, including that of Switch & Data Facilities Company, Inc. (“Switch and Data”) in 2010, ALOG in 2011, Asia Tone Limited and ancotel GmbH in 2012, an acquisition of a Dubai IBX data center in 2012 and the Frankfurt Kleyer 90 Carrier Hotel acquisition in 2013. We may make additional acquisitions in the future, which may include (i) acquisitions of businesses, products, services or technologies that we believe to be complementary, (ii) acquisitions of new IBX data centers or real estate for development of new IBX data centers or (iii) acquisitions through investments in local data center operators. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, including:

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

We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, the E&P distribution or the other cash outlays associated with conversion to a REIT. As of March 31, 2014, our total indebtedness was approximately $4.3 billion, our stockholders’ equity was $2.5 billion and our cash and investments totaled $1.0 billion. In addition, as of March 31, 2014, we had approximately $515.4 million of additional liquidity available to us from our $550.0 million revolving credit facility as part of a $750.0 million credit facility agreement entered into with a group of lenders in the U.S. Some of our debt contains covenants which may limit our operating flexibility. In addition to our substantial debt, we lease a majority of our IBX data centers and certain equipment under non-cancellable lease agreements, the majority of which are accounted for as operating leases. As of March 31, 2014, our total minimum operating lease commitments under those lease agreements, excluding potential lease renewals, was approximately $1,014.1 million, which represents off-balance sheet commitments.

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

The varying pace of global economic recovery continues to create uncertainty and unpredictability and add risk to our future outlook. An uncertain global economy could also result in churn in our customer base, reductions in revenues from our offerings, longer sales cycles, slower adoption of new technologies and increased price competition, adversely affecting our liquidity. The uncertain economic environment could also have an impact on our foreign exchange forward contracts if our counterparties’ credit deteriorates or they are otherwise unable to perform their obligations. Finally, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.

The market price of our stock may continue to be highly volatile, and the value of an investment in our common stock may decline.

Since January 1, 2013, the closing sale price of our common stock on the NASDAQ Global Select Market has ranged from $155.18 to $229.67 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. General economic and market conditions, and market conditions for telecommunications stocks in general, may affect the market price of our common stock.

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

Commencing in 2012, we began a significant project to overhaul our back office systems that support the customer experience from initial quote to customer billing. Additionally, commencing in 2013, we began to devote significant resources to the upgrade of our worldwide financial application suite from Oracle’s version 11i to R12. Both projects have continued into 2014. Oracle has already begun to discontinue its support for our current business application suite. As a result of that discontinued support and our continued work on these projects, we may experience difficulties with our systems, management distraction and significant business disruptions. Difficulties with our systems may interrupt our ability to accept and deliver customer orders and impact our overall financial operations, including our accounts payable, accounts receivables, general ledger, close processes, internal financial controls and our ability to otherwise run and track our business. We may need to expend significant attention, time and resources to correct problems or find alternative sources for performing these functions. Such significant investments in our back office systems may take longer to complete and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and there is a risk of an impairment charge if we decide that portions of these projects will not ultimately benefit the company or are de-scoped. Any such difficulty or disruption may adversely affect our business and operating results.

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

Our construction of additional new IBX data centers or IBX data center expansions, could involve significant risks to our business.

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

Fossil fuel combustion creates greenhouse gas (“GHG”) emissions that are linked to global climate change. Regulations to limit GHG emissions are in force in the European Union in an effort to prevent or reduce climate change. In the U.S., the U.S. Environmental Protection Agency (“EPA”) regulates GHG emissions from major stationary sources under the Clean Air Act. Current regulations apply to large sources of GHGs, such as, for example, fossil-fueled electricity generating facilities, the construction of new facilities that emit 100,000 tons per year or more of carbon dioxide equivalent (“CO2e”, a unit of measurement for GHGs) and the modification of any existing facility that results in an increase of GHG emissions by 75,000 tons per year of CO2e. Our facilities are currently not directly subject to the EPA regulations. The EPA may develop permitting requirements for smaller sources of GHGs after April 30, 2016, which could potentially affect our facilities. We will continue to monitor the developments of this regulatory program to evaluate its impact on our facilities and business.

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

For the years ended December 31, 2013, 2012 and 2011, we recognized approximately 46%, 44% and 41%, respectively, of our revenues outside the U.S. For the three months ended March 31, 2014, we recognized approximately 48% of our revenues outside the U.S. We currently operate outside of the U.S. in Canada, Brazil, EMEA and Asia-Pacific.

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

In addition, compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, economic and trade sanctions, U.S. laws such as the Foreign Corrupt Practices Act and local laws which also prohibit corrupt payments to governmental officials. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our offerings in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate and address these risks and manage these difficulties.

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

As of March 31, 2014, our retained earnings were $4.9 million. Although we have generated net income for each fiscal year since 2008, which was our first full year of net income since our inception, we are also currently investing heavily in our future growth through the build out of multiple additional IBX data centers and IBX data center expansions as well as acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Various laws and governmental regulations, both in the U.S. and abroad, governing Internet related services, related communications services and information technologies remain largely unsettled, even in areas where there has been some legislative action. For example, the Federal Communications Commission is considering proposed Internet rules and regulation of broadband that may result in material changes in the regulations and contribution regime affecting us and our customers. Likewise, as part of a review of the current equity market structure, the Securities and Exchange Commission and the Commodity Futures Trading Commission (“CFTC”) have both sought comments regarding the regulation of independent data centers, such as us, which provide colocation for financial markets and exchanges. The CFTC is also considering regulation of companies that use automated and high-frequency trading systems. Any such regulation may ultimately affect our provision of offerings.

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

Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a third party from acquiring control of us in a merger, acquisition or similar transaction that a stockholder may consider favorable. Such provisions include:

•	authorization for the issuance of “blank check” preferred stock;

•	the prohibition of cumulative voting in the election of directors;

•	limits on the persons who may call special meetings of stockholders;

•	limits on stockholder action by written consent; and

•	advance notice requirements for nominations to the Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders in certain situations, may also discourage, delay or prevent someone from acquiring or merging with us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosure

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/14/11	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/11/13	3.1

3.4	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.5	Amended and Restated Bylaws of the Registrant.	10-K	12/31/13	3.5

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

4.2	Indenture dated September 26, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	9/26/07	4.4

4.3	Form of 3.00% Convertible Subordinated Note Due 2014 (see Exhibit 4.2).

4.4	Indenture dated June 12, 2009 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/12/09	4.1

4.5	Form of 4.75% Convertible Subordinated Note Due 2016 (see Exhibit 4.4).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

4.6	Indenture dated July 13, 2011 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	7/13/11	4.1

4.7	Form of 7.00% Senior Note due 2021 (see Exhibit 4.6)	8-K	7/13/11	4.2

4.8	Indenture for the 2020 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/13	4.1

4.9	Form of 4.875% Senior Note due 2020 (see Exhibit 4.8)	8-K	3/5/13	4.2

4.10	Indenture for the 2023 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/13	4.3

4.11	Form of 5.375% Senior Note due 2023 (see Exhibit 4.10)	8-K	3/5/13	4.4

10.1	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333- 93749)	12/29/99	10.5

10.2	2000 Equity Incentive Plan, as amended.	10-Q	3/31/12	10.2

10.3	2000 Director Option Plan, as amended.	10-K	12/31/07	10.4

10.4	2001 Supplemental Stock Plan, as amended.	10-K	12/31/07	10.5

10.5	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	S-8 (File No. 333- 186873)	2/26/13	99.1

10.6	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/08	10.31

10.7	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/08	10.32

10.8	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.33

10.9	Severance Agreement by and between Peter Ferris and Equinix, Inc. dated December 17, 2008.	10-K	12/31/08	10.34

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.10	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.35

10.11	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.1

10.12	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.2

10.13	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.3

10.14	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.4

10.15	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.5

10.16	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.6

10.17	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.7

10.18	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.8

10.19	Master Terms and Conditions for Capped Call Transactions dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.9

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.20	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333- 137607) filed by Switch & Data Facilities Company, Inc.	2/5/07	10.9

10.21	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30, 2010.	10-Q	9/30/10	10.42

10.22	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Ferris, Meyers, Smith, Taylor and Van Camp.	10-K	12/31/10	10.33

10.23	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.	10-K	12/31/10	10.34

10.24	Form of Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/11	10.34

10.25	Form of Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/11	10.35

10.26	Form of 2012 Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/12	10.38

10.27	Form of 2012 Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/12	10.39

10.28	Form of 2012 TSR Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/12	10.40

10.29	Form of 2012 TSR Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/12	10.41

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.30	Credit Agreement, by and among Equinix, Inc., as borrower, Equinix Operating Co., Inc., Equinix Pacific, Inc., Switch & Data Facilities Company, Inc., Switch & Data Holdings, Inc. and Equinix Services, Inc., as guarantors, the Lenders (defined therein), Bank of America, N.A., as administrative agent, a Lender and L/C issuer, Wells Fargo Bank, National Association, as syndication agent, the Co-Documentation Agents (defined therein) and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole book manager, dated June 28, 2012.	10-Q	6/30/12	10.39

10.31	English Translation of Shareholders’ Agreement, dated as of October 31, 2012, among Equinix South America Holdings, LLC, RW Brasil Fundo de Investimento em Participações, Sidney Victor da Costa Breyer and Antonio Eduardo Zago de Carvalho, and as intervening party, Alog Soluções de Tecnologia em Informática s.a., and, for the limited purposes set forth herein, Equinix, Inc., Riverwood Capital L.P., Riverwood Capital Partners L.P., Riverwood Capital Partners (Parallel – A) L.P. and Riverwood Capital Partners (Parallel – B) L.P.	10-K	12/31/12	10.39

10.32	Lease Agreement, by and between 271 Front Inc. and Equinix Canada Ltd., dated November 30, 2012.	10-K	12/31/12	10.40

10.33	Indemnity Agreement, by Equinix, Inc. in favor of 271 Front Inc., dated November 30, 2012.	10-K	12/31/12	10.41

10.34	Third Amendment to Credit Agreement by and among Equinix, Inc., the lenders party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer thereunder, dated as of February 27, 2013.	8-K	3/5/13	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.35	Offer Letter from Equinix, Inc. to Sara Baack dated July 31, 2012.	10-Q	3/31/13	10.42

10.36	Restricted Stock Unit Agreement for Sara Baack under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/13	10.43

10.37	Change in Control Severance Agreement by and between Sara Baack and Equinix, Inc. dated July 31, 2012.	10-Q	3/31/13	10.44

10.38	Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/13	10.46

10.39	Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/13	10.47

10.40	Form of TSR Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/13	10.48

10.41	Form of TSR Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/13	10.49

10.42	Agreement to Develop and Lease, by and between Equinix Singapore Pte Ltd and Mapletree Industrial Trust, dated March 27, 2013.	10-Q	3/31/13	10.50

10.43	International Long-Term Assignment Letter by and between Equinix, Inc. and Eric Schwartz, dated May 21, 2013.	10-Q	6/30/13	10.51

10.44	Fourth Amendment, Consent, Limited Release and Substitution Agreement to Credit Agreement by and among Equinix, Inc., the lenders party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer thereunder, dated as of May 31, 2013.	10-Q	6/30/13	10.52

10.45	Fifth Amendment to Credit Agreement by and among Equinix, Inc., the lenders party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer thereunder, dated as of September 26, 2013.	10-Q	9/30/13	10.53

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.46	Employment Agreement by and between Equinix (EMEA) B.V. and Eric Schwartz, dated as of August 7, 2013.	10-Q	9/30/13	10.54

10.47	Restricted Stock Unit Agreement dated August 14, 2013 for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	9/30/13	10.55

10.48	Equinix, Inc. 2014 Incentive Plan.				X

10.49	Offer Letter from Equinix, Inc. to Karl Strohmeyer dated October 28, 2013.				X

10.50	Restricted Stock Unit Agreement for Karl Strohmeyer under the Equinix, Inc. 2000 Equity Incentive Plan.				X

10.51	Change in Control Severance Agreement by and between Karl Strohmeyer and Equinix, Inc. dated December 2, 2013.				X

10.52	2014 Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.				X

10.53	2014 Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.				X

10.54	2014 Form of TSR Restricted Stock Unit Agreement for CEO and CFO.				X

10.55	2014 Form of TSR Restricted Stock Unit Agreement for all other Section 16 officers.				X

10.56	Lease between Digital 1350 Duane, LLC and Equinix LLC, dated March 27, 2014.				X

18.2	Preferable Accounting Principles Letter from Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm, dated April 24, 2013.	10-Q	3/31/13	18.2

21.1	Subsidiaries of Equinix, Inc.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Document.				X

101.DEF	XBRL Taxonomy Extension Definition Document.				X

101.LAB	XBRL Taxonomy Extension Labels Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Document.				X

EQUINIX, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.

Date: May 2, 2014	By:	/S/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.48	Equinix, Inc. 2014 Incentive Plan.

10.49	Offer Letter from Equinix, Inc. to Karl Strohmeyer dated October 28, 2013.

10.50	Restricted Stock Unit Agreement for Karl Strohmeyer under the Equinix, Inc. 2000 Equity Incentive Plan.

10.51	Change in Control Severance Agreement by and between Karl Strohmeyer and Equinix, Inc. dated December 2, 2013.

10.52	2014 Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.

10.53	2014 Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.

10.54	2014 Form of TSR Restricted Stock Unit Agreement for CEO and CFO.

10.55	2014 Form of TSR Restricted Stock Unit Agreement for all other Section 16 officers.

10.56	Lease between Digital 1350 Duane, LLC and Equinix LLC, dated March 27, 2014.

21.1	Subsidiaries of Equinix, Inc.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Labels Document.

101. PRE	XBRL Taxonomy Extension Presentation Document.