Form 10-Q
period 2014-06-30
EQUINIX INC
filed 2014-08-08
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s Common Stock as of June 30, 2014 was 53,194,103.

EQUINIX, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$408,334	$261,894
Short-term investments	207,325	369,808
Accounts receivable, net	237,831	184,840
Other current assets	101,044	72,118

Total current assets	954,534	888,660
Long-term investments	88,690	398,390
Property, plant and equipment, net	4,924,162	4,591,650
Goodwill	1,058,363	1,042,153
Intangible assets, net	170,130	184,182
Other assets	443,732	387,324

Total assets	$7,639,611	$7,492,359

Liabilities, Redeemable Non-Controlling Interests and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$260,121	$263,223
Accrued property, plant and equipment	83,796	64,601
Current portion of capital lease and other financing obligations	18,377	17,214
Current portion of mortgage and loans payable	54,470	53,508
Other current liabilities	146,551	147,958

Total current liabilities	563,315	546,504
Capital lease and other financing obligations, less current portion	1,116,230	914,032
Mortgage and loans payable, less current portion	176,184	199,700
Convertible debt	320,914	724,202
Senior notes	2,250,000	2,250,000
Other liabilities	302,753	274,955

Total liabilities	4,729,396	4,909,393

Redeemable non-controlling interests (Note 10)	227,156	123,902

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	53	50
Additional paid-in capital	2,797,186	2,693,887
Treasury stock	(52,938)	(84,663)
Accumulated other comprehensive loss	(77,514)	(113,767)
Retained earnings (accumulated deficit)	16,272	(36,443)

Total stockholders’ equity	2,683,059	2,459,064

Total liabilities, redeemable non-controlling interests and stockholders’ equity	$7,639,611	$7,492,359

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Revenues	$605,161	$528,871	$1,185,214	$1,045,005

Costs and operating expenses:
Cost of revenues	292,859	267,109	580,384	525,700
Sales and marketing	75,254	59,478	142,682	117,754
General and administrative	111,675	88,632	214,978	179,450
Restructuring charges	—	(4,837)	—	(4,837)
Acquisition costs	676	2,526	861	6,188

Total costs and operating expenses	480,464	412,908	938,905	824,255

Income from operations	124,697	115,963	246,309	220,750
Interest income	744	917	2,178	1,664
Interest expense	(66,874)	(61,001)	(135,694)	(121,332)
Other income	681	2,768	1,359	2,309
Loss on debt extinguishment	(51,183)	(93,602)	(51,183)	(93,602)

Income (loss) from operations before income taxes	8,065	(34,955)	62,969	9,789
Income tax benefit (expense)	2,014	9,668	(11,553)	(1,792)

Net income (loss)	10,079	(25,287)	51,416	7,997
Net (income) loss attributable to redeemable non-controlling interests	1,249	(529)	1,299	(970)

Net income (loss) attributable to Equinix	$11,328	$(25,816)	$52,715	$7,027

Earnings (loss) per share (“EPS”) attributable to Equinix:
Basic EPS	$0.22	$(0.52)	$1.04	$0.14

Weighted-average shares	51,332	49,379	50,470	49,205

Diluted EPS	$0.22	$(0.52)	$1.04	$0.14

Weighted-average shares	51,652	49,379	50,884	49,976

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Net income (loss)	$10,079	$(25,287)	$51,416	$7,997
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	23,081	(30,666)	38,051	(103,220)
Unrealized gain (loss) on available for sale securities	(74)	(458)	765	(360)
Unrealized gain on cash flow hedges	54	—	254	—

Total other comprehensive income (loss), net of tax	23,061	(31,124)	39,070	(103,580)

Comprehensive income (loss), net of tax	33,140	(56,411)	90,486	(95,583)

Net (income) loss attributable to redeemable non-controlling interests	1,249	(529)	1,299	(970)
Other comprehensive (income) loss attributable to redeemable non-controlling interest	(750)	5,309	(2,817)	4,540

Comprehensive income (loss) attributable to Equinix	$33,639	$(51,631)	$88,968	$(92,013)

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six months ended June 30,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net income	$51,416	$7,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	215,596	202,637
Stock-based compensation	58,811	48,030
Excess tax benefits from stock-based compensation	(11,632)	(22,421)
Restructuring charges	—	(4,837)
Amortization of debt issuance costs and debt discounts	11,126	11,637
Amortization of intangible assets	13,979	13,623
Provision for allowance for doubtful accounts	2,527	1,598
Loss on debt extinguishment	51,183	93,602
Other items	10,329	7,968
Changes in operating assets and liabilities:
Accounts receivable	(53,505)	(43,761)
Income taxes, net	(92,513)	(75,556)
Other assets	10,188	(18,036)
Accounts payable and accrued expenses	(14,172)	396
Other liabilities	17,349	8,463

Net cash provided by operating activities	270,682	231,340

Cash flows from investing activities:
Purchases of investments	(115,222)	(623,804)
Sales of investments	412,013	140,450
Maturities of investments	175,600	74,796
Purchase of real estate	(16,791)	(2,960)
Purchases of property, plant and equipment	(265,723)	(198,530)
Change in restricted cash	499	5,162
Other investing activities, net	12	(107)

Net cash provided by (used in) investing activities	190,388	(604,993)

Cash flows from financing activities:
Purchases of treasury stock	(255,383)	—
Proceeds from employee equity awards	15,821	15,880
Excess tax benefits from stock-based compensation	11,632	22,421
Proceeds from loans payable	128	—
Proceeds from senior notes	—	1,500,000
Repayment of capital lease and other financing obligations	(9,283)	(7,673)
Repayment of mortgage and loans payable	(27,094)	(32,191)
Repayment of convertible debt	(29,479)	—
Repayment of senior notes	—	(750,000)
Debt extinguishment costs	(22,552)	(80,925)
Debt issuance costs	—	(20,786)

Net cash provided by (used in ) financing activities	(316,210)	646,726

Effect of foreign currency exchange rates on cash and cash equivalents	1,580	(7,790)

Net increase in cash and cash equivalents	146,440	265,283
Cash and cash equivalents at beginning of period	261,894	252,213

Cash and cash equivalents at end of period	$408,334	$517,496

Supplemental cash flow information
Cash paid for taxes	$105,284	$76,854

Cash paid for interest	$121,902	$96,280

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

Income Taxes

The Company’s effective tax rates were 18.3% for the six months ended June 30, 2014 and 2013.

The Company is entitled to a deduction for federal and state tax purposes with respect to employee equity award activity. The reduction in income tax payable related to windfall tax benefits for employee equity awards has been reflected as an adjustment to additional paid-in capital. For the six months ended June 30, 2014, the benefits arising from employee equity award activity that resulted in an adjustment to additional paid-in capital were approximately $11,091,000.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This ASU requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which companies expect to be entitled in exchange for those goods or services. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. This ASU is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the criteria for reporting discontinued operations. This ASU is required to be applied prospectively for disposals, or classifications as held for sale, of components of an entity that occur within fiscal years and interim periods beginning after December 15, 2014, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on disposals, or classifications as held for sale, of components of the Company that may occur in the future.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) for the periods presented (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income (loss)	$10,079	$(25,287)	$51,416	$7,997
Net (income) loss attributable to redeemable non-controlling interests	1,249	(529)	1,299	(970)

Net income (loss) attributable to Equinix, basic and diluted	$11,328	$(25,816)	$52,715	$7,027

Weighted-average shares used to calculate basic EPS	51,332	49,379	50,470	49,205
Effect of dilutive securities:
Employee equity awards	320	—	414	771

Weighted-average shares used to calculate diluted EPS	51,652	49,379	50,884	49,976

EPS attributable to Equinix:
Basic EPS	$0.22	$(0.52)	$1.04	$0.14

Diluted EPS	$0.22	$(0.52)	$1.04	$0.14

The following table sets forth weighted-average outstanding potential shares of common stock that are not included in the diluted earnings per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Shares reserved for conversion of 3.00% convertible subordinated notes	3,151	3,604	3,258	3,613
Shares reserved for conversion of 4.75% convertible subordinated notes	2,849	4,432	3,636	4,432
Common stock related to employee equity awards	294	2,124	307	122

	6,294	10,160	7,201	8,167

3. Change In Accounting Estimate

During the three months ended June 30, 2014, the Company reassessed the estimated period over which revenue related to non-recurring installation fees is recognized. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the expected life of the installation. This change was accounted for as a change in accounting estimate on a

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

prospective basis effective April 1, 2014. The change in the estimated period that revenue related to non-recurring installation fees is recognized had the following impact on the Company’s results of operations compared to the results that would have otherwise been recorded for the three and six months ended June 30, 2014 (in thousands, except per share amounts):

Revenues	$(1,751)
Income from operations	(1,751)
Net income	(1,342)
EPS:
Basic	(0.03)
Diluted	(0.03)

4. Balance Sheet Components

Cash, Cash Equivalents and Short-Term and Long-Term Investments

Cash, cash equivalents and short-term and long-term investments consisted of the following as of (in thousands):

	June 30, 2014	December 31, 2013
Cash and cash equivalents:
Cash (1)	$361,379	$186,007
Cash equivalents:
Money market funds	28,939	74,787
U.S. government agency securities	18,016	—
Commercial paper	—	1,100

Total cash and cash equivalents	408,334	261,894

U.S. government securities	238,902	305,021
U.S. government agency securities	27,786	125,917
Corporate bonds	6,650	190,177
Certificates of deposit	1,629	76,152
Asset-backed securities	5,829	68,938
Commercial paper	15,219	1,993

Total marketable securities	296,015	768,198

Total cash, cash equivalents and short-term and long-term investments	$704,349	$1,030,092

(1)	Excludes restricted cash.

As of June 30, 2014 and December 31, 2013, cash equivalents included investments which were readily convertible to cash and had original maturity dates of 90 days or less. The maturities of securities classified as short-term investments were one year or less as of June 30, 2014 and December 31, 2013. The maturities of securities classified as long-term investments were greater than one year and less than three years as of June 30, 2014 and December 31, 2013.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes the cost and estimated fair value of marketable securities based on their stated effective maturities as of (in thousands):

	June 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$207,209	$207,325	$369,698	$369,808
Due after one year through three years	88,582	88,690	398,200	398,390

	$295,791	$296,015	$767,898	$768,198

The following table summarizes the fair value and gross unrealized gains and losses related to the Company’s short-term and long-term investments in marketable securities designated as available-for-sale securities as of (in thousands):

	June 30, 2014
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
U.S. government securities	$238,701	$201	$—	$238,902
U.S. government agency securities	27,767	19	—	27,786
Corporate bonds	6,647	3	—	6,650
Certificates of deposit	1,629	—	—	1,629
Asset-backed securities	5,828	1	—	5,829
Commercial paper	15,219	—	—	15,219

	$295,791	$224	$—	$296,015

	December 31, 2013
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
U.S. government securities	$304,897	$131	$(7)	$305,021
U.S. government agency securities	125,904	35	(22)	125,917
Corporate bonds	190,068	149	(40)	190,177
Certificates of deposit	76,126	27	(1)	76,152
Asset-backed securities	68,914	33	(9)	68,938
Commercial paper	1,989	4	—	1,993

	$767,898	$379	$(79)	$768,198

As of June 30, 2014, the Company did not have any securities in a loss position. If market conditions were to deteriorate, the Company could sustain other-than-temporary impairments to its investment portfolio which could result in additional realized losses being recorded in interest income, net, or securities markets could become inactive which could affect the liquidity of the Company’s investments.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Accounts Receivable

Accounts receivables, net, consisted of the following as of (in thousands):

	June 30, 2014	December 31, 2013
Accounts receivable	$382,610	$323,822
Unearned revenue	(136,894)	(132,342)
Allowance for doubtful accounts	(7,885)	(6,640)

	$237,831	$184,840

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. The Company generally invoices its customers at the end of a calendar month for services to be provided the following month. Accordingly, unearned revenue consists of pre-billing for services that have not yet been provided, but which have been billed to customers in advance in accordance with the terms of their contracts.

Other Current Assets

Other current assets consisted of the following as of (in thousands):

	June 30, 2014	December 31, 2013
Prepaid expenses	$31,322	$26,578
Taxes receivable	46,306	21,584
Deferred tax assets, net	7,442	7,442
Other receivables	2,575	4,181
Derivative instruments	8,262	4,457
Restricted cash, current	3,287	3,210
Other current assets	1,850	4,666

	$101,044	$72,118

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Property, Plant and Equipment

Property, plant and equipment consisted of the following as of (in thousands):

	June 30, 2014	December 31, 2013
IBX plant and machinery	$2,759,055	$2,640,907
Leasehold improvements	1,069,296	1,039,847
Buildings (1)	2,033,680	1,862,562
IBX equipment	545,549	490,677
Computer equipment and software	226,869	193,524
Land	122,040	122,035
Furniture and fixtures	25,260	24,134
Construction in progress	387,659	244,254

	7,169,408	6,617,940
Less accumulated depreciation	(2,245,246)	(2,026,290)

	$4,924,162	$4,591,650

(1)	Includes site improvements.

International Business Exchange® (“IBX”) plant and machinery, leasehold improvements, buildings, computer equipment and software and construction in progress recorded under capital leases aggregated $539,421,000 and $428,974,000 as of June 30, 2014 and December 31, 2013, respectively. Depreciation on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $67,687,000 and $56,041,000 as of June 30, 2014 and December 31, 2013, respectively.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Goodwill and Intangible Assets

Goodwill and intangible assets, net, consisted of the following as of (in thousands):

	June 30, 2014	December 31, 2013
Goodwill:
Americas	$476,789	$471,845
EMEA	446,007	435,041
Asia-Pacific	135,567	135,267

	$1,058,363	$1,042,153

	June 30, 2014	December 31, 2013
Intangible assets:
Intangible asset – customer contracts	$234,903	$233,038
Intangible assets – favorable leases	24,885	25,147
Intangible asset – licenses	9,697	9,697
Intangible asset – others	8,934	8,859

	278,419	276,741
Less accumulated amortization	(108,289)	(92,559)

	$170,130	$184,182

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

For the three and six months ended June 30, 2014, the Company recorded amortization expense of $7,074,000 and $13,979,000, respectively, associated with its intangible assets. For the three and six months ended June 30, 2013, the Company recorded amortization expense of $6,864,000 and $13,623,000, respectively, associated with its intangible assets. The Company’s estimated future amortization expense related to these intangibles is as follows (in thousands):

Year ending:
2014 (6 months remaining)	$14,828
2015	29,312
2016	28,831
2017	27,255
2018	24,120
Thereafter	45,784

$170,130

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Other Assets

Other assets consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Deferred tax assets, net	$299,739	$229,975
Prepaid expenses, non-current	49,799	61,039
Debt issuance costs, net	35,982	41,847
Deposits	32,445	25,543
Restricted cash, non-current	15,644	16,178
Derivative instruments	3,224	4,118
Other assets, non-current	6,899	8,624

	$443,732	$387,324

The increase in deferred tax assets, net was primarily due to the depreciation and amortization recapture as a result of changing the Company’s methods of depreciating and amortizing various data center assets for tax purposes in connection with the Company’s plan to convert to a real estate investment trust (“REIT”).

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Accounts payable	$21,019	$30,291
Accrued compensation and benefits	86,887	92,106
Accrued interest	46,696	48,310
Accrued taxes	39,607	32,047
Accrued utilities and security	34,010	31,314
Accrued professional fees	8,484	9,753
Accrued repairs and maintenance	5,039	3,557
Accrued other	18,379	15,845

	$260,121	$263,223

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Deferred tax liabilities, net	$72,004	$72,004
Deferred installation revenue	41,644	43,145
Customer deposits	15,485	15,174
Derivative instruments	5,563	6,515
Deferred recurring revenue	6,033	5,007
Deferred rent	2,746	3,865
Asset retirement obligations	1,226	1,290
Other current liabilities	1,850	958

	$146,551	$147,958

Other Liabilities

Other liabilities consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Asset retirement obligations, non-current	$60,962	$58,258
Deferred tax liabilities, net	70,111	69,812
Deferred installation revenue, non-current	74,966	60,947
Deferred rent, non-current	44,576	37,955
Accrued taxes, non-current	25,980	27,052
Customer deposits, non-current	4,998	5,005
Deferred recurring revenue, non-current	1,948	2,082
Other liabilities	19,212	13,844

	$302,753	$274,955

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

5. Derivatives and Hedging Activities

Derivatives Designated as Hedging Instruments

Cash Flow Hedges. The Company hedges its exposure to foreign currency exchange rate fluctuations for forecasted revenues and expenses in its EMEA region in order to help manage the Company’s exposure to foreign currency exchange rate fluctuations between the U.S. dollar and the British pound, Euro and Swiss franc. As of June 30, 2014, the Company had a total of 101 cash flow hedge instruments with maturity dates ranging from July 2014 to January 2015 as follows (in thousands):

	Notional Amount	Fair Value (1)	Accumulated other comprehensive income (loss) (2)
Derivative assets	$111,896	$2,006	$2,001
Derivative liabilities	155,716	(3,555)	(3,497)

	$267,612	$(1,549)	$(1,496)

(1)	A total of $2,006 of derivative assets related to cash flow hedges are included in the condensed consolidated balance sheets within other current assets. A total of $3,555 of derivative liabilities related to cash flow hedges are included in the condensed consolidated balance sheets within other current liabilities.
(2)	Included in the condensed consolidated balance sheets within accumulated other comprehensive income (loss).

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

During the three and six months ended June 30, 2014, there were no ineffective cash flow hedges. During the three months ended June 30, 2014, the amount of gains (losses) reclassified from accumulated other comprehensive income (loss) to revenue and operating expenses were not significant. During the six months ended June 30, 2014, losses of $2,662,000 were reclassified from accumulated other comprehensive income (loss) to revenue and gains reclassified from accumulated other comprehensive income (loss) to operating expenses were not significant. The Company did not enter into any cash flow hedges during the six months ended June 30, 2013.

Derivatives Not Designated as Hedges

Embedded Derivatives. The Company is deemed to have foreign currency forward contracts embedded in certain of the Company’s customer agreements that are priced in currencies different from the functional or local currencies of the parties involved. These embedded derivatives are separated from their host contracts and carried on the Company’s balance sheet at their fair value. The majority of these embedded derivatives arise as a result of the Company’s foreign subsidiaries pricing their customer contracts in the U.S. dollar. Gains and losses on these embedded derivatives are included within revenues in the Company’s condensed consolidated statements of operations. During the three months ended June 30, 2014 and 2013, gains (losses) associated with these embedded derivatives were not significant. During the six months ended June 30, 2014 and 2013, the Company recognized a net loss of $2,416,000 and net gain of $4,131,000, respectively, associated with these embedded derivatives.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Economic Hedges of Embedded Derivatives. The Company uses foreign currency forward contracts to manage the foreign exchange risk associated with the Company’s customer agreements that are priced in currencies different from the functional or local currencies of the parties involved (“economic hedges of embedded derivatives”). Gains and losses on these contracts are included in revenues along with gains and losses of the related embedded derivatives. The Company entered into various economic hedges of embedded derivatives during the three and six months ended June 30, 2014 and gains (losses) from these contracts were not significant for the periods then ended. The Company entered into various economic hedges of embedded derivatives during the three and six months ended June 30, 2013 and recognized a net loss of $2,091,000 and $3,095,000, respectively, for the periods then ended.

Foreign Currency Forward and Options Contracts. The Company also uses foreign currency forward and options contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of the foreign currency-denominated assets and liabilities change. Gains and losses on these contracts are included in other income (expense), net, along with those foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward and options contracts. The Company entered into various foreign currency forward and options contracts during the three and six months ended June 30, 2014 and recognized a net gain of $2,017,000 and $2,901,000, respectively for the periods then ended. The Company entered into various foreign currency forward and options contracts during the three and six months ended June 30, 2013 and gains (losses) from these foreign currency forward contracts were not significant during these periods.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Offsetting Derivative Assets and Liabilities

The following table presents the fair value of derivative instruments recognized in the Company’s condensed consolidated balance sheets as of June 30, 2014 (in thousands):

	Gross Amounts	Gross amounts offset in the balance sheet	Net amounts (1)	Gross amounts not offset in the balance sheet (2)	Net
Assets:
Designated as hedging instruments:
Foreign currency forward contracts	$2,006	$—	$2,006	$(2,002)	$4

Not designated as hedging instruments:
Embedded derivatives	4,324	—	4,324	—	4,324
Economic hedges of embedded derivatives	492	—	492	—	492
Foreign currency forward and option contracts	4,664	—	4,664	(943)	3,721

	9,480	—	9,480	(943)	8,537
Additional netting benefit	—	—	—	(787)	(787)

	$11,486	$—	$11,486	$(3,732)	$7,754

Liabilities:
Designated as hedging instruments:
Foreign currency forward contracts	$3,555	$—	$3,555	$(2,002)	$1,553

Not designated as hedging instruments:
Embedded derivatives	379	—	379	—	379
Economic hedges of embedded derivatives	—	—	—	—	—
Foreign currency forward and option contracts	1,730	—	1,730	(943)	787

	2,109	—	2,109	(943)	1,166
Additional netting benefit	—	—	—	(787)	(787)

	$5,664	$—	$5,664	$(3,732)	$1,932

(1)	As presented in the Company’s condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.
(2)	The Company enters into master netting agreements with its counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table presents the fair value of derivative instruments recognized in the Company’s condensed consolidated balance sheets as of December 31, 2013 (in thousands):

	Gross Amounts	Gross amounts offset in the balance sheet	Net amounts (1)	Gross amounts not offset in the balance sheet (2)	Net
Assets:
Designated as hedging instruments:
Foreign currency forward contracts	$2,102	$—	$2,102	$(2,102)	$—

Not designated as hedging instruments:
Embedded derivatives	6,296	—	6,296	—	6,296
Foreign currency forward and option contracts	177	—	177	(177)	—

	6,473	—	6,473	(177)	6,296

	$8,575	$—	$8,575	$(2,279)	$6,296

Liabilities:
Designated as hedging instruments:
Foreign currency forward contracts	$3,855	$—	$3,855	$(2,102)	$1,753

Not designated as hedging instruments:
Embedded derivatives	115	—	115	—	115
Economic hedges of embedded derivatives	1,315	—	1,315	—	1,315
Foreign currency forward and option contracts	1,289	—	1,289	(177)	1,112

	2,719	—	2,719	(177)	2,542

	$6,574	$—	$6,574	$(2,279)	$4,295

(1)	As presented in the Company’s condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.
(2)	The Company enters into master netting agreements with its counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

6. Fair Value Measurements

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 were as follows (in thousands):

	Fair value at June 30, 2014	Fair value measurement using
		Level 1	Level 2
Assets:
Cash	$361,379	$361,379	$—
Money market and deposit accounts	28,939	28,939	—
U.S. government securities	238,902	238,902	—
U.S. government agency securities	45,802	—	45,802
Corporate bonds	6,650	—	6,650
Certificates of deposit	1,629	—	1,629
Asset-backed securities	5,829	—	5,829
Commercial paper	15,219	—	15,219
Derivative instruments (1)	11,486	—	11,486

	$715,835	$629,220	$86,615

Liabilities:
Derivative instruments (1)	$5,664	$—	$5,664

(1)	Includes embedded derivatives, economic hedges of embedded derivatives and foreign currency forward and options contracts. Amounts are included within other current assets, other assets, other current liabilities and other liabilities in the Company’s accompanying condensed consolidated balance sheet.

The Company did not have any Level 3 financial assets or financial liabilities as of June 30, 2014.

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

The Company determined that the major security types held as of June 30, 2014 were primarily cash and money market funds, U.S. government and agency securities, corporate bonds, certificate of deposits, commercial paper and asset-backed securities. The Company uses the specific identification method in

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

computing realized gains and losses. Short-term and long-term investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income or loss, net of any related tax effect. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades over an extended period of time.

Derivative Assets and Liabilities. For derivatives, including embedded derivatives and economic hedges of embedded derivatives, the Company uses forward contract models employing market observable inputs, such as spot currency rates and forward points with adjustments made to these values utilizing published credit default swap rates of its foreign exchange trading counterparties. The Company has determined that the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, therefore the derivatives are categorized as Level 2.

During the six months ended June 30, 2014, the Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis.

7. Related Party Transactions

The Company has several significant stockholders and other related parties that are also customers and/or vendors. The Company’s activity of related party transactions was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues	$2,206	$7,264	$4,327	$15,740
Costs and services	3,278	2,068	3,439	4,533

	As of June 30,
	2014	2013
Accounts receivable	$1,698	$4,142
Accounts payable	—	514

In connection with the acquisition of ALOG Data Centers do Brasil S.A. and its subsidiaries (“ALOG”) (the “ALOG Acquisition”), the Company acquired a lease for one of the Brazilian IBX data centers in which the lessor is a member of ALOG management. This lease contains an option to purchase the underlying property for fair market value on the date of purchase. The Company accounts for this lease as a financing obligation pursuant to the accounting standard for lessee’s involvement in asset construction due to the structural building work the Company undertook. As of June 30, 2014, the Company had a financing obligation liability totaling approximately $3,881,000 related to this lease on its condensed consolidated balance sheet. This amount is considered a related party liability, which is not reflected in the related party data presented above.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

8. Leases

Capital Lease and Other Financing Obligations

New York 1 Capital Lease

In June 2014, the Company entered into a lease amendment to extend the lease term of the Company’s New York 1 IBX data center (the “New York 1 Lease”). The lease was originally accounted for as an operating lease. Pursuant to the accounting standard for leases, the Company reassessed the lease classification of the New York 1 Lease as a result of the lease amendment and determined that the lease should be accounted for as a capital lease (the “New York 1 Capital Lease”). The Company recorded a capital lease asset totaling approximately $28,269,000 and a capital lease liability totaling approximately $28,490,000 during the three months ended June 30, 2014. Monthly payments under the New York 1 Capital Lease will be made through December 2029.

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

Dallas IBX Financing

In January and April 2014, the Company took possession of additional space under the terms of an existing lease agreement and a lease amendment in a property in Dallas where the Company operates its Dallas 1, Dallas 2, Dallas 3 and Dallas 6 IBX data centers. Pursuant to the accounting standard for lessee’s involvement in asset construction, the Company is considered the accounting owner of the assets during the construction phase due to the building work that the Company undertook. As a result, the Company recorded incremental financed assets and corresponding financing obligation liabilities totaling approximately $28,089,000 during the three months ended June 30, 2014 and $13,908,000 during the three months ended March 31, 2014 (the “Dallas IBX Financing”). Monthly payments under the Dallas IBX Financing will be made through December 2029.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Maturities of Capital Lease and Other Financing Obligations

The Company’s capital lease and other financing obligations are summarized as follows (in thousands):

	Capital lease obligations	Other financing obligations	Total
2014 (6 months remaining)	$22,378	$21,194	$43,572
2015	57,380	54,197	111,577
2016	58,311	58,658	116,969
2017	59,604	58,717	118,321
2018	61,387	61,695	123,082
Thereafter	846,037	575,964	1,422,001

Total minimum lease payments	1,105,097	830,425	1,935,522
Plus amount representing residual property value	—	422,518	422,518
Less estimated building costs	—	(17,514)	(17,514)
Less amount representing interest	(565,328)	(640,591)	(1,205,919)

Present value of net minimum lease payments	539,769	594,838	1,134,607
Less current portion	(10,173)	(8,204)	(18,377)

	$529,596	$586,634	$1,116,230

9. Debt Facilities

Mortgage and Loans Payable

The Company’s mortgage and loans payable consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
U.S. term loan	$120,000	$140,000
ALOG financings	65,972	67,882
Mortgage payable	42,634	43,497
Other loans payable	2,048	1,829

	230,654	253,208
Less current portion	(54,470)	(53,508)

	$176,184	$199,700

Convertible Debt

The Company’s convertible debt consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
3.00% Convertible Subordinated Notes	$178,787	$395,986
4.75% Convertible Subordinated Notes	157,889	373,724

	336,676	769,710
Less amount representing debt discount	(15,762)	(45,508)

	$320,914	$724,202

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

In June 2014, the Company entered into an agreement with a note holder to exchange an aggregate of $217,199,000 of the principal amount of the 3.00% Convertible Subordinated Notes for 1,948,578 shares of the Company’s common stock and $5,387,000 in cash, comprised of accrued interest and a premium. As a result, the Company recognized a loss on debt extinguishment of $4,210,000 during the three months ended June 30, 2014 in its condensed consolidated statement of operations. In the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2014, the premium paid was included within net cash used in financing activities and the accrued interest paid was included within net cash provided by operating activities.

The Company expects the remaining holders of the 3.00% Convertible Subordinated Notes to convert their notes into shares of the Company’s common stock prior to the 3.00% Convertible Subordinated Notes maturity date since the Company’s stock price is substantially greater than the base conversion price of the notes. As a result, the principal amount of the 3.00% Convertible Subordinated Notes has been classified as a non-current liability on the Company’s condensed consolidated balance sheet as of June 30, 2014 due to the Company’s expectation to settle the 3.00% Convertible Subordinated Notes in shares of the Company’s common stock instead of cash. However, if the Company’s stock price decreases to or below the base conversion price prior to the maturity date of the notes, the holders of the 3.00% Convertible Subordinated Notes will likely not convert their notes and, as a result, the Company will be required to settle the remaining principal amount of the notes in cash. As of June 30, 2014, had the remaining holders of the 3.00% Convertible Subordinated Notes converted their notes, the 3.00% Convertible Subordinated Notes would have been convertible into 1,620,518 shares of the Company’s common stock.

4.75% Convertible Subordinated Notes

In June 2009, the Company issued $373,750,000 aggregate principal amount of 4.75% Convertible Subordinated Notes due June 15, 2016 (the “4.75% Convertible Subordinated Notes”). Upon conversion, holders will receive, at the Company’s election, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. However, the Company may at any time irrevocably elect for the remaining term of the 4.75% Convertible Subordinated Notes to satisfy its obligation in cash up to 100% of the principal amount of the 4.75% Convertible Subordinated Notes converted, with any remaining amount to be satisfied, at the Company’s election, in shares of its common stock or a combination of cash and shares of its common stock. Upon conversion, if the Company elects to pay a sufficiently large portion of the conversion obligation in cash, additional consideration beyond the principal amount of the 4.75% Convertible Subordinated Notes will be required.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In May and June 2014, the Company entered into agreements with certain note holders to exchange an aggregate of $215,830,000 of the principal amount of the 4.75% Convertible Subordinated Notes for 2,411,851 shares of the Company’s common stock and $51,671,000 in cash, comprised of accrued interest, a premium and cash paid in lieu of issuing shares for certain note holders’ principal amount. As a result, the Company recognized a loss on debt extinguishment of $46,973,000 during the three months ended June 30, 2014 in its condensed consolidated statement of operations. The loss on debt extinguishment included the premium paid and the excess of the fair value of liability component of the 4.75% Convertible Subordinated Notes over its carrying amount, including debt discount and unamortized debt issuance costs, in accordance with the accounting standard for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). In the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2014, the premium paid and cash paid in lieu of issuing shares to settle a portion of the principal amount were included within net cash used in financing activities and the accrued interest paid was included within net cash provided by operating activities.

In May and June 2014, the Company also amended the capped call transactions (“the Capped Call”) that were entered into upon, but separate from, the issuance of the 4.75% Convertible Subordinated Notes. The Capped Call was amended to provide that early exchanges of the 4.75% Convertible Subordinated Notes would not result in the termination of a relative amount of the Capped Call if the Company did not exercise the Capped Call at the time the 4.75% Convertible Subordinated Notes were exchanged. Instead, the Capped Call will remain outstanding. The amendment to the Capped Call had no impact to the Company’s condensed consolidated financial statements for the six months ended June 30, 2014, pursuant to the accounting standard for derivative financial instruments indexed to, and potentially settled in, an entity’s own common stock and the accounting standard for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

Holders of the 4.75% Convertible Subordinated Notes were eligible to convert their notes during the three months ended June 30, 2014 and are eligible to convert their notes during the three months ended September 30, 2014, since the Stock Price Condition Conversion Clause was met during the applicable periods. As of June 30, 2014, the Company has the intent and ability to settle the principal amount of any conversions of the 4.75% Convertible Subordinated Notes in shares of the Company’s common stock. As a result, the Company determined that the principal amount of the 4.75% Convertible Subordinated Notes should continue to be classified as a non-current liability on the Company’s condensed consolidated balance sheet as of June 30, 2014 due to the Company’s intent and ability to settle the principal amount of the 4.75% Convertible Subordinated Notes in shares of the Company’s common stock instead of cash or a combination of cash and shares of the Company’s common stock. As of June 30, 2014, had the remaining holders of the 4.75% Convertible Subordinated Notes converted their notes, the 4.75% Convertible Subordinated Notes would have been convertible into a maximum of 1,872,587 shares of the Company’s common stock.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Loss on Debt Extinguishment

During the three and six months ended June 30, 2014, the Company recorded $51,183,000 of loss on debt extinguishment related to the exchanges of the 3.00% Convertible Subordinated Notes and 4.75% Convertible Subordinated Notes, as discussed above. During the three and six months ended June 30, 2013, the Company recorded $93,602,000 of loss on debt extinguishment related to the redemption of the $750,000,000 aggregate principal amount of 8.125% senior notes.

Senior Notes

The Company’s senior notes consisted of the following as of (in thousands):

	June 30, 2014	December 31, 2013
5.375% Senior Notes due 2023	$1,000,000	$1,000,000
7.00% Senior Notes due 2021	750,000	750,000
4.875% Senior Notes due 2020	500,000	500,000

	$2,250,000	$2,250,000

Maturities of Debt Facilities

The following table sets forth maturities of the Company’s debt, including mortgage and loans payable, convertible debt and senior notes, as of June 30, 2014 (in thousands):

Year ending:
2014 (6 months remaining)	$206,154
2015	58,443
2016 (1)	220,339
2017	36,046
2018	9,639
Thereafter	2,286,709

$2,817,330

(1)	Gross of $15,762 debt discount from the 4.75% Convertible Subordinated Notes.

Fair Value of Debt Facilities

The following table sets forth the estimated fair values of the Company’s mortgage and loans payable, senior notes and convertible debt, including current maturities, as of (in thousands):

	June 30, 2014	December 31, 2013
Mortgage and loans payable	$234,024	$254,607
Convertible debt	503,911	1,009,744
Senior notes	2,373,750	2,302,290

The Company has determined that the inputs used to value its debt facilities fall within Level 2 of the fair value hierarchy.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Interest Charges

The following table sets forth total interest costs incurred and total interest costs capitalized for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Interest expense	$66,874	$61,001	$135,694	$121,332
Interest capitalized	4,079	2,658	7,485	5,550

Interest charges incurred	$70,953	$63,659	$143,179	$126,882

10. Redeemable Non-Controlling Interests

The following table provides a summary of the activities of the Company’s redeemable non-controlling interests (in thousands):

Balance as of December 31, 2013	$123,902
Net loss attributable to redeemable non-controlling interests	(1,299)
Other comprehensive income attributable to redeemable non-controlling interests	2,817
Increase in redemption value of non-controlling interests	100,065
Impact of foreign currency translation	1,671

Balance as of June 30, 2014	$227,156

In June 2014, the Company, Riverwood Capital L.P. (“Riverwood”), and the other parties thereto, amended the shareholders’ agreement governing their investment in ALOG to extend the time period granted to the Company in 2014 to exercise its right to purchase Riverwood’s interest in ALOG, along with the approximate 10% of ALOG owned by ALOG management, to July 18, 2014. In July 2014, the Company purchased Riverwood’s interest in ALOG, along with the approximate 10% of ALOG owned by ALOG management (see Note 14).

11. Commitments and Contingencies

Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of June 30, 2014, the Company was contractually committed for $267,162,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of June 30, 2014, such as commitments to purchase power in select locations through the remainder of 2014 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2014 and thereafter. Such other miscellaneous purchase commitments totaled $205,555,000 as of June 30, 2014.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

12. Stockholders’ Equity

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	Balance as of December 31, 2013	Net Change	Balance as of June 30, 2014
Foreign currency translation gain (loss)	$(132,881)	$38,051	$(94,830)
Unrealized gain (loss) on cash flow hedges	(1,750)	254	(1,496)
Unrealized gain (loss) on available for sale securities	(257)	765	508
Other comprehensive loss (income) attributable to redeemable non-controlling interests	21,121	(2,817)	18,304

	$(113,767)	$36,253	$(77,514)

Changes in foreign currency exchange rates can have a significant impact to the Company’s consolidated balance sheets (as evidenced above in the Company’s foreign currency translation gain or loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translating into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. As of June 30, 2014, the U.S. dollar was generally weaker relative to certain of the currencies of the foreign countries in which the Company operates. This overall weakness of the U.S. dollar had an overall positive impact on the Company’s consolidated financial position because the foreign denominations translated into more U.S. dollars as evidenced by a decrease in foreign currency translation loss for the six months ended June 30, 2014 as reflected in the above table. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which the Company operates could have a significant impact on its consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.

Treasury Stock

During the six months ended June 30, 2014, the Company repurchased a total of 1,315,353 shares of its common stock in the open market at an average price of $194.16 per share for total consideration of $255,383,000 under a share repurchase program that was approved by the Company’s Board of Directors in December 2013 (the “2013 Share Repurchase Program”). As of June 30, 2014, the Company may purchase up to an additional $195,818,000 in value of the Company’s common stock through December 31, 2014 under this share repurchase program.

During the six months ended June 30, 2014, the Company reissued a total of 1,704,061 shares of its treasury stock with a total value of $287,108,000, primarily related to the exchanges of the 3.00% Convertible Subordinated Notes and 4.75% Convertible Subordinated Notes.

Stock-Based Compensation

In March 2014, the Compensation Committee and the Stock Award Committee of the Company’s Board of Directors approved the issuance of an aggregate of 613,560 shares of restricted stock units to certain employees, including executive officers, pursuant to the 2000 Equity Incentive Plan, as part of the Company’s annual refresh program. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $179.18 and a weighted-average requisite service period of 3.34 years. The valuation of restricted stock units with only a service condition or a service and performance condition requires no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of the Company’s stock price on the date of grant. The Company uses a Monte Carlo simulation option-pricing model to determine the fair value of restricted stock units with a service and market condition. There were no significant changes in the assumptions used to determine the fair value of restricted stock units with a service and market condition that were granted during March 2014 and restricted stock units granted during February 2013.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table presents, by operating expense category, the Company’s stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Cost of revenues	$2,228	$1,794	$4,098	$3,396
Sales and marketing	7,943	6,825	14,943	12,546
General and administrative	23,659	15,575	39,770	32,088

	$33,830	$24,194	$58,811	$48,030

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Adjusted EBITDA:
Americas	$158,125	$154,291	$307,688	$298,808
EMEA	65,351	50,689	128,556	99,418
Asia-Pacific	51,801	43,055	99,421	90,697

Total adjusted EBITDA	275,277	248,035	535,665	488,923
Depreciation, amortization and accretion expense	(116,074)	(110,189)	(229,684)	(218,792)
Stock-based compensation expense	(33,830)	(24,194)	(58,811)	(48,030)
Restructuring charges	—	4,837	—	4,837
Acquisition costs	(676)	(2,526)	(861)	(6,188)

Income from operations	$124,697	$115,963	$246,309	$220,750

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The Company also provides the following additional segment disclosures (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2014	2013		2014		2013
Total revenues:
Americas	$342,256	$313,468		$672,289		$619,260
EMEA	157,162	127,009		308,592		246,978
Asia-Pacific	105,743	88,394		204,333		178,767

	$605,161	$528,871		$1,185,214		$1,045,005

Total depreciation and amortization:
Americas	$62,765	$64,757		$122,792		$127,354
EMEA	27,709	23,254		57,421		46,129
Asia-Pacific	25,238	21,174		49,492		42,907

	$115,712	$109,185		$229,705		$216,390

Capital expenditures:
Americas	$87,707	$58,272	(1)	$155,222		$103,113	(1)
EMEA	27,101	32,293		42,665		48,862
Asia-Pacific	45,008	35,258		84,627	(2)	49,515

	$159,816	$125,823		$282,514		$201,490

(1)	Includes the deposit of the purchase price for the New York IBX Data Center Acquisition totaling $2,960.
(2)	Includes the purchase of real estate totaling $16,791.

The Company’s long-lived assets are located in the following geographic areas as of (in thousands):

	June 30, 2014	December 31, 2013
Americas	$2,779,115	$2,549,863
EMEA	1,188,295	1,188,559
Asia-Pacific	956,752	853,228

	$4,924,162	$4,591,650

Revenue information on a services basis is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Colocation	$452,660	$398,087	$887,283	$792,918
Interconnection	90,969	78,353	177,995	154,344
Managed infrastructure	27,856	24,791	53,240	47,911
Rental	2,673	583	5,343	1,163

Recurring revenues	574,158	501,814	1,123,861	996,336
Non-recurring revenues	31,003	27,057	61,353	48,669

	$605,161	$528,871	$1,185,214	$1,045,005

No single customer accounted for 10% or greater of the Company’s revenues for the three and six months ended June 30, 2014 and 2013. No single customer accounted for 10% or greater of the Company’s gross accounts receivable as of June 30, 2014 and December 31, 2013.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

14. Subsequent Events

In July 2014, the Company purchased Riverwood’s interest in ALOG, along with the approximate 10% of ALOG owned by ALOG management, for cash consideration of approximately $225,000,000. As a result, the Company owns 100% of the outstanding shares of ALOG. The Company’s assessment of the accounting impact of the transaction is not yet complete.

In July 2014, the Company repurchased a total of 202,390 shares of its common stock in the open market at an average price of $210.36 per share for total consideration of $42,576,000 under the 2013 Share Repurchase Program.

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

Overview

During the three months ended June 30, 2014, as more fully described in Note 9 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we entered into agreements with certain note holders to exchange an aggregate of $215.8 million of the principal amount of the 4.75% convertible subordinated notes for 2,411,851 shares of our common stock and cash payments totaling $51.7 million. We also entered into an agreement with a note holder to exchange an aggregate of $217.2 million of the principal amount of the 3.00% convertible subordinated notes for 1,948,578 shares of our common stock and a cash payment totaling $5.4 million. As a result, we recognized a loss on debt extinguishment totaling $51.2 million during the three months ended June 30, 2014 upon the exchange of the 4.75% convertible subordinated notes and 3.00% convertible subordinated notes.

Equinix provides global data center offerings that protect and connect the world’s most valued information assets. Global enterprises, financial services companies and content and network service providers rely upon Equinix’s leading insight and data centers in 32 markets around the world for the safehousing of their critical IT equipment and the ability to directly connect to the networks that enable today’s information-driven economy. Equinix offers the following solutions: (i) premium data center colocation, (ii) interconnection and (iii) exchange and outsourced IT infrastructure services. As of June 30, 2014, we operated or had partner International Business Exchange® (“IBX”) data centers in the Atlanta, Boston, Chicago, Dallas, Denver, Los Angeles, Miami, New York, Philadelphia, Rio De Janeiro, Sao Paulo, Seattle, Silicon Valley, Toronto and Washington, D.C. metro areas in the Americas region; France, Germany, Italy, the Netherlands, Switzerland, the United Arab Emirates and the United Kingdom in the Europe, Middle East and Africa (“EMEA”) region; and Australia, China, Hong Kong, Indonesia, Japan and Singapore in the Asia-Pacific region.

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

Our customer count increased to approximately 6,093 as of June 30, 2014 versus approximately 5,647 as of June 30, 2013, an increase of 8%. This increase was due to organic growth in our business. Our utilization rate represents the percentage of our cabinet space billing versus net sellable cabinet space available, taking into account power limitations. Our utilization rate was approximately 77% as of June 30, 2014 and June 30, 2013; however, excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our utilization rate would have increased to approximately 81% as of June 30, 2014. Our utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.

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

Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during the past three years, in any given quarter, greater than half of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. During the three and six months ended June 30, 2014 and 2013, our largest customer accounted for approximately 2% of our recurring revenues for the periods then ended. Our 50 largest customers accounted for approximately 35% of our recurring revenues for the three months ended June 30, 2014 and 2013 and approximately 34% of our recurring revenues for the six months ended June 30, 2014 and 2013.

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

We currently estimate that we will incur approximately $75.0 to $85.0 million in costs to support the REIT conversion, of which $62.6 million has been incurred to date, in addition to related tax liabilities associated with a change in our methods of depreciating and amortizing various data center assets for tax purposes from our prior methods to current methods that are more consistent with the characterization of such assets as real property for REIT purposes. The total recapture of depreciation and amortization expenses across all relevant assets is expected to result in federal and state tax liability of approximately $360.0 to $380.0 million, which amount became and is generally payable over a four-year period starting in 2012 even if we abandon the REIT conversion for any reason, including failure to obtain a favorable PLR response. To date, we have settled $254.7 million of the estimated federal and state tax liability related to the recapture of depreciation and amortization expenses. Prior to the decision to convert to a REIT, our balance sheet reflected our income tax liability as a non-current deferred tax liability. As a result of the decision to convert to a REIT, our non-current tax liability has been and will continue to be gradually and proportionally reclassified from non-current to current over the four-year period, which started in the third quarter of 2012. The current liability reflects the tax liability that relates to additional taxable income expected to be recognized within the twelve-month period from the date of the balance sheet. If the REIT conversion is successful, we also expect to incur an additional $5.0 to $10.0 million in annual compliance costs in future years. We expect to pay between $145.0 to $180.0 million in cash taxes during 2014 which includes taxes on our operations and any tax impacts required by our plan to convert to a REIT.

In accordance with tax rules applicable to REIT conversions, we expect to issue special distributions to our stockholders of approximately $700.0 million to $1.1 billion (the “Special Distributions”), which we expect to pay out in a combination of up to 20% in cash and at least 80% in the form of our common stock. The Special Distributions will encompass our previously undistributed accumulated earnings and profits attributable to all taxable periods ending on or prior to our first year as a REIT, as well as some extraordinary items of taxable income that we expect to recognize in our first year as a REIT, such as depreciation recapture in respect of our accounting method changes commenced in our pre-REIT period as well as foreign earnings and profits that we will repatriate as dividend income. The estimated Special Distributions may change due to potential changes in certain factors impacting the calculations, such as finalization of our 2013 tax returns, the actual financial year 2014 performance of the entities to be included in the REIT structure and the impact of any other transactions we may undertake during 2014. We expect to make the Special Distributions after receiving a favorable PLR from the IRS and obtaining Board of Directors approval. We anticipate making a Special Distribution in the fourth quarter of 2014 with the balance distributed in 2015. The Special Distribution to be made in the fourth quarter of 2014 will consist exclusively of pre-REIT earnings and profits to ensure all such earnings and profits are distributed prior to the initial REIT year. In addition, commencing with our first year as a REIT, we intend to declare regular cash distributions to our stockholders.

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

Results of Operations

Three Months Ended June 30, 2014 and 2013

Revenues. Our revenues for the three months ended June 30, 2014 and 2013 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three months ended June 30,				% change
	2014	%	2013	%	Actual	Constant currency
Americas:
Recurring revenues	$325,152	54%	$300,102	57%	8%	10%
Non-recurring revenues	17,104	3%	13,366	2%	28%	28%

	342,256	57%	313,468	59%	9%	10%

EMEA:
Recurring revenues	148,625	25%	118,642	22%	25%	11%
Non-recurring revenues	8,537	1%	8,367	2%	2%	(1%)

	157,162	26%	127,009	24%	24%	10%

Asia-Pacific:
Recurring revenues	100,381	16%	83,070	16%	21%	23%
Non-recurring revenues	5,362	1%	5,324	1%	1%	3%

	105,743	17%	88,394	17%	20%	22%

Total:
Recurring revenues	574,158	95%	501,814	95%	14%	12%
Non-recurring revenues	31,003	5%	27,057	5%	15%	14%

	$605,161	100%	$528,871	100%	14%	12%

Americas Revenues. Growth in Americas revenues was primarily due to (i) $12.3 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, Dallas, New York, Rio de Janeiro, Seattle, Silicon Valley and Washington, D.C. metro areas, (ii) a $2.2 million increase in revenue related to early termination fees and (iii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count, as discussed above. During the three months ended June 30, 2014, the U.S. dollar was generally stronger relative to the Canadian dollar and Brazilian real than during the three months ended June 30, 2013, resulting in approximately $3.8 million of unfavorable foreign currency impact to our Americas revenues during the three months ended June 30, 2014 compared to average exchange rates of the three months ended June 30, 2013. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the New York, Philadelphia, Toronto, São Paulo and Silicon Valley metro areas, which are expected to open during the remainder of 2014 and 2015. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

EMEA Revenues. Our revenues from the U.K., the largest revenue contributor in the EMEA region for the period, represented approximately 37% and 36%, respectively, of the regional revenues during the three months ended June 30, 2014 and 2013. Our EMEA revenue growth was primarily due to (i) approximately $14.1 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Frankfurt, London and Zurich metro areas and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above. During the three months ended June 30, 2014, the impact of foreign currency fluctuations resulted in approximately $17.5 million of favorable foreign currency impact to our EMEA revenues primarily due to a generally weaker U.S. dollar relative to the British pound and Euro during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. We expect that our EMEA revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Amsterdam, London and Paris metro areas, which are expected to open during the remainder of 2014 and 2015. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 37% and 35%, respectively, of the regional revenues for the three months ended June 30, 2014 and 2013. Our Asia-Pacific revenue growth was primarily due to (i) approximately $4.8 million of revenue generated from our recently-opened IBX data center expansions in the Osaka, Singapore, Sydney and Tokyo metro areas and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above. During the three months ended June 30, 2014, the U.S. dollar was generally stronger relative to the Australian dollar, Japanese yen and Singapore dollar, than during the three months ended June 30, 2013, resulting in approximately $2.1 million of unfavorable foreign currency impact to our Asia-Pacific revenues during the three months ended June 30, 2014 when compared to average exchange rates of the three months ended June 30, 2013. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX data center expansions and additional expansions currently taking place in the Hong Kong, Melbourne, Osaka, Shanghai and Singapore metro areas, which are expected to open during the remainder of 2014 and 2015. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, or changes or amendments to customers’ contracts.

Cost of Revenues. Our cost of revenues for the three months ended June 30, 2014 and 2013 were split among the following geographic regions (dollars in thousands):

	Three months ended June 30,				% change
	2014	%	2013	%	Actual	Constant currency
Americas	$148,940	51%	$146,821	55%	1%	3%
EMEA	81,454	28%	68,248	26%	19%	12%
Asia-Pacific	62,465	21%	52,040	19%	20%	22%

Total	$292,859	100%	$267,109	100%	10%	9%

	Three months ended June 30,
	2014	2013
Cost of revenues as a percentage of revenues:
Americas	44%	47%
EMEA	52%	54%
Asia-Pacific	59%	59%
Total	48%	51%

Americas Cost of Revenues. Our Americas cost of revenues for the three months ended June 30, 2014 and 2013 included $52.9 million and $55.1 million, respectively, of depreciation expense. The decrease in depreciation expense was primarily due to $6.2 million of lower depreciation expense resulting from the increase in the useful lives of certain fixed assets when we entered into lease amendments to extend the lease term for certain IBX data centers, partially offset by an increase in depreciation expense due to our IBX data center expansion activity. Excluding depreciation expense, the increase in our Americas cost of revenues was primarily due to $2.2 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (928 Americas cost of revenues employees as of June 30, 2014 versus 862 as of June 30, 2013) and $5.3 million of higher utility costs, partially offset by $4.0 million of lower rent and facility costs primarily as a result of either certain leases no longer being subject to operating lease treatment or the purchase of previously-leased sites. During the three months ended June 30, 2014, the impact of foreign currency fluctuations to our Americas cost of revenues resulted in approximately $2.5 million of favorable foreign currency impact to our Americas cost of revenues primarily due to generally stronger U.S. dollar relative to the Canadian dollar and Brazilian real during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. We expect Americas cost of revenues to increase as we continue to grow our business.

EMEA Cost of Revenues. Our EMEA cost of revenues for the three months ended June 30, 2014 and 2013 included $23.4 million and $20.2 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX data center expansion activity and acquisitions. Excluding depreciation expense, the increase in our EMEA cost of revenues was primarily due to (i) $7.5 million of higher utility, rent and facilities costs, (ii) $5.6 million of higher costs associated with certain custom services provided to our customers and (iii) $2.0 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (428 employees included in EMEA cost of revenues as of June 30, 2014 versus 396 as of June 30, 2013). During the three months ended June 30, 2014, the impact of foreign currency fluctuations to our EMEA cost of revenues resulted in approximately $4.8 million of net unfavorable foreign currency impact to our EMEA cost of revenues primarily due to a generally weaker U.S. dollar relative to the British pound and Euro during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. We expect EMEA cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Our Asia-Pacific cost of revenues for the three months ended June 30, 2014 and 2013 included $24.1 million and $19.9 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX data center expansion activity. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily due to $5.3 million of higher costs associated with certain custom services provided to our customers and higher rent, facility and utility costs. For the three months ended June 30, 2014, the impact of foreign currency fluctuations to our Asia-Pacific cost of revenues expenses was not significant when compared to average exchange rates of the three months ended June 30, 2013. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended June 30, 2014 and 2013 were split among the following geographic regions (dollars in thousands):

	Three months ended June 30,				% change
	2014	%	2013	%	Actual	Constant currency
Americas	$42,783	57%	$33,978	57%	26%	27%
EMEA	21,914	29%	17,164	29%	28%	18%
Asia-Pacific	10,557	14%	8,336	14%	27%	29%

Total	$75,254	100%	$59,478	100%	27%	25%

	Three months ended June 30,
	2014	2013
Sales and marketing expenses as a percentage of revenues:
Americas	13%	11%
EMEA	14%	14%
Asia-Pacific	10%	9%
Total	12%	11%

Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to $4.9 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (428 Americas sales and marketing employees as of June 30, 2014 versus 349 as of June 30, 2013) and $3.3 million of higher advertising, promotion, travel and professional service fees. During the three months ended June 30, 2014, the impact of foreign currency fluctuations to our Americas sales and marketing expenses was not significant when compared to average exchange rates of the three months ended June 30, 2013. Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Americas sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in Americas sales and marketing initiatives, we believe our Americas sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.

EMEA Sales and Marketing Expenses. The increase in our EMEA sales and marketing expenses was primarily due to $2.8 million of higher professional fees to support our growth and higher compensation costs, including sales compensation, general salaries, bonus and stock-based compensation. For the three months ended June 30, 2014, the impact of foreign currency fluctuations to our EMEA sales and marketing expenses was not significant when compared to average exchange rates of the three months ended June 30, 2013. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our EMEA sales and marketing expenses have increased. Although we anticipate that we will continue to invest in EMEA sales and marketing initiatives, we believe our EMEA sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to $2.4 million of higher professional fees to support our growth and higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (136 Asia-Pacific sales and marketing employees as of June 30, 2014 versus 119 as of June 30, 2013). For the three months ended June 30, 2014, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the three months ended June 30, 2013. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Asia-Pacific sales and marketing expenses have increased. Although we anticipate that we will continue to invest in Asia-Pacific sales and marketing initiatives, we believe our Asia-Pacific sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2014 and 2013 were split among the following geographic regions (dollars in thousands):

	Three months ended June 30,				% change
	2014	%	2013	%	Actual	Constant currency
Americas	$82,066	73%	$61,695	69%	33%	24%
EMEA	19,729	18%	17,397	20%	13%	6%
Asia-Pacific	9,880	9%	9,540	11%	4%	5%

Total	$111,675	100%	$88,632	100%	26%	25%

	Three months ended June 30,
	2014	2013
General and administrative expenses as a percentage of revenues:
Americas	24%	20%
EMEA	13%	14%
Asia-Pacific	9%	11%
Total	18%	17%

Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to $4.4 million of higher professional fees to support our growth and our REIT conversion process and $11.7 million of higher compensation costs, including general salaries and bonuses. During the three months ended June 30, 2014, the impact of foreign currency fluctuations to our Americas general and administrative expenses was not significant when compared to average exchange rates for the three months ended June 30, 2013. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments into improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. We are also incurring costs to support our REIT conversion process. Collectively, these investments in our back office systems and our REIT conversion process have resulted in increased professional fees. Going forward, although we are carefully monitoring our spending, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including these investments in our back office systems and the REIT conversion process.

EMEA General and Administrative Expenses. The increase in our EMEA general and administrative expenses was primarily due to $2.0 million of higher compensation costs, including general salaries, bonus, stock-based compensation and headcount growth (329 EMEA general and administrative employees as of June 30, 2014 versus 276 as of June 30, 2013). During the three months ended June 30, 2014, the impact of foreign currency fluctuations to our EMEA general and administrative expenses was not significant when compared to average exchange rates for the three months ended June 30, 2013. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change and the impact of foreign currency fluctuations to our Asia-Pacific general and administrative expenses for the three months ended June 30, 2014 was not significant when compared to average exchange rates of the three months ended June 30, 2013. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Restructuring Charges. During the three months ended June 30, 2014, we did not record any restructuring charges. During the three months ended June 30, 2013, we recorded a $4.8 million reversal of the restructuring charge accrual for our excess space in the New York 2 IBX data center as a result of our decision to purchase this property and utilize the space.

Acquisition Costs. During the three months ended June 30, 2014 and 2013, we recorded acquisition costs totaling $676,000 and $2.5 million, respectively, primarily attributed to Americas region.

Interest Income. Interest income was $744,000 and $917,000, respectively, for the three months ended June 30, 2014 and 2013. The average annualized yield for the three months ended June 30, 2014 was 0.13% versus 0.27% for the three months ended June 30, 2013. We expect interest income to decrease as a result of changes to our investment profile in both allocation of securities and a focus on greater liquidity in preparation for the Company’s conversion to a REIT. We also expect lower interest income as a result of lower invested cash balances associated with our conversion to a REIT.

Interest Expense. Interest expense increased to $66.9 million for the three months ended June 30, 2014 from $61.0 million for the three months ended June 30, 2014. This increase in interest expense was primarily due to the impact of additional financings such as various capital lease and other financing obligations to support our expansion projects. During the three months ended June 30, 2014 and 2013, we capitalized $4.1 million and $2.7 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur lower interest expense as a result of the exchanges of the 4.75% convertible subordinated notes and the 3.00% convertible subordinated notes during the three months ended June 30, 2014 and the upcoming maturity of the remaining principal amount of the 3.00% convertible subordinated notes in October 2014. However, we may incur additional indebtedness to support our growth, resulting in higher interest expense.

Other Income (Expense). We recorded $681,000 and $2.8 million of other income, respectively, for the three months ended June 30, 2014 and 2013, primarily due to foreign currency exchange gains during the periods.

Loss on Debt Extinguishment. During the three months ended June 30, 2014, we recorded a $51.2 million loss on debt extinguishment as a result of the exchanges of the 3.00% convertible subordinated notes and 4.75% convertible subordinated notes. During the three months ended June 30, 2013, we recorded a $93.6 million loss on debt extinguishment as a result of the redemption of our $750.0 million 8.125% senior notes.

Income Taxes. For the three months ended June 30, 2014, we recorded $2.0 million of income tax benefit primarily due to the $51.2 million loss on debt extinguishment. For the three months ended June 30, 2013, we recorded $9.7 million of income tax benefit primarily due to the $93.6 million loss on debt extinguishment. The effective tax rates for the three months ended June 30, 2014 and 2013 are not comparable as there was a pre-tax net income in the three months ended June 30, 2014 but a pre-tax net loss in the three months ended June 30, 2013. We expect to recognize a larger income tax provision in 2014 due to higher profitability than that of the prior year. The cash taxes for 2014 and 2013 are primarily for U.S. federal and state income taxes and foreign income taxes in certain foreign jurisdictions.

Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the performance of our segments, measure the operational cash generating abilities of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges and acquisition costs. Our adjusted EBITDA for the three months ended June 30, 2014 and 2013 were split among the following geographic regions (dollars in thousands):

	Three months ended June 30,				% change
	2014	%	2013	%	Actual	Constant currency
Americas	$158,125	57%	$154,291	62%	2%	3%
EMEA	65,351	24%	50,689	21%	29%	5%
Asia-Pacific	51,801	19%	43,055	17%	20%	23%

Total	$275,277	100%	$248,035	100%	11%	7%

Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. During the three months ended June 30, 2014, currency fluctuations resulted in approximately $1.5 million of unfavorable foreign currency impact on our Americas adjusted EBITDA primarily due to the generally stronger U.S. dollar relative to the Brazilian real and Canadian dollar during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as result of our IBX data center expansion activity and organic growth as described above, partially offset by higher adjusted operating expenses as a percentage of revenues primarily attributable to higher cost of revenues, utilities costs, rent and facilities costs. During the three months ended June 30, 2014, currency fluctuations resulted in approximately $12.0 million of net favorable foreign currency impact to our EMEA adjusted EBITDA primarily due to generally weaker U.S. dollar relative to the Euro and British pound during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Asia-Pacific Adjusted EBITDA. The increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as result of our IBX data center expansion activity and organic growth as described above, partially offset by higher adjusted operating expenses as a percentage of revenues primarily attributable to higher cost of revenues, utilities costs and compensation costs, including general salaries, bonuses and headcount growth to support our growth. For the three months ended June 30, 2014, the impact of foreign currency fluctuations to our Asia-Pacific adjusted EBITDA was not significant when compared to average exchange rates of the three months ended June 30, 2013.

Six Months Ended June 30, 2014 and 2013

Revenues. Our revenues for the six months ended June 30, 2014 and 2013 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Six months ended June 30,				% change
	2014	%	2013	%	Actual	Constant currency
Americas:
Recurring revenues	$640,132	54%	$595,200	57%	8%	9%
Non-recurring revenues	32,157	3%	24,060	2%	34%	34%

	672,289	57%	619,260	59%	9%	10%

EMEA:
Recurring revenues	290,750	25%	231,924	22%	25%	13%
Non-recurring revenues	17,842	1%	15,054	2%	19%	10%

	308,592	26%	246,978	24%	25%	13%

Asia-Pacific:
Recurring revenues	192,979	16%	169,212	16%	14%	18%
Non-recurring revenues	11,354	1%	9,555	1%	19%	23%

	204,333	17%	178,767	17%	14%	19%

Total:
Recurring revenues	1,123,861	95%	996,336	95%	13%	12%
Non-recurring revenues	61,353	5%	48,669	5%	26%	24%

	$1,185,214	100%	$1,045,005	100%	13%	12%

Americas Revenues. Growth in Americas revenues was primarily due to (i) $19.4 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, Dallas, New York, Rio de Janeiro, Seattle, Silicon Valley and Washington, D.C. metro areas, (ii) a $2.5 million increase in revenue related to early termination fees and (iii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above. During the six months ended June 30, 2014, the U.S. dollar was generally stronger relative to the Canadian dollar and Brazilian real than during the six months ended June 30, 2013, resulting in approximately $11.7 million of unfavorable foreign currency impact to our Americas revenues during the six months ended June 30, 2014 when compared to average exchange rates of the six months ended June 30, 2013. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the New York, Philadelphia, Toronto, São Paulo and Silicon Valley metro areas, which are expected to open during the remainder of 2014 and 2015. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

EMEA Revenues. Our revenues from the U.K., the largest revenue contributor in the EMEA region for the period, represented approximately 37% and 36%, respectively, of the regional revenues during the six months ended June 30, 2014 and 2013. Our EMEA revenue growth was primarily due to (i) approximately $30.0 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Frankfurt, London and Zurich metro areas and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above. During the six months ended June 30, 2014, the impact of foreign currency fluctuations resulted in approximately $29.6 million of favorable foreign currency impact to our EMEA revenues primarily due to a generally weaker U.S. dollar relative to the British pound and Euro during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. We expect that our EMEA revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Amsterdam, London and Paris metro areas, which are expected to open during the remainder of 2014 and 2015. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 37% and 36%, respectively, of the regional revenues for the six months ended June 30, 2014 and 2013. Our Asia-Pacific revenue growth was primarily due to (i) approximately $10.1 million of revenue generated from our recently-opened IBX data center expansions in the Osaka, Singapore, Sydney and Tokyo metro areas and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, as discussed above. During the six months ended June 30, 2014, the U.S. dollar was generally stronger relative to the Australian dollar, Japanese yen and Singapore dollar, than during the six months ended June 30, 2013, resulting in approximately $7.8 million of unfavorable foreign currency impact to our Asia-Pacific revenues during the six months ended June 30, 2014 when compared to average exchange rates of the six months ended June 30, 2013. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX data center expansions and additional expansions currently taking place in the Hong Kong, Melbourne, Osaka, Shanghai and Singapore metro areas, which are expected to open during the remainder of 2014 and 2015. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, or changes or amendments to customers’ contracts.

Cost of Revenues. Our cost of revenues for the six months ended June 30, 2014 and 2013 were split among the following geographic regions (dollars in thousands):

	Six months ended June 30,				% change
	2014	%	2013	%	Actual	Constant currency
Americas	$290,705	50%	$289,696	55%	0%	3%
EMEA	167,985	29%	131,949	25%	27%	21%
Asia-Pacific	121,694	21%	104,055	20%	17%	21%

Total	$580,384	100%	$525,700	100%	10%	11%

	Six months ended June 30,
	2014	2013
Cost of revenues as a percentage of revenues:
Americas	43%	47%
EMEA	54%	53%
Asia-Pacific	60%	58%
Total	49%	50%

Americas Cost of Revenues. Our Americas cost of revenues for the six months ended June 30, 2014 and 2013 included $103.3 million and $108.1 million, respectively, of depreciation expense. The decrease in depreciation expense was primarily due to $12.0 million of lower depreciation expense resulting from the increase in the useful lives of certain fixed assets when we entered into lease amendments to extend the lease term for certain IBX data centers, partially offset by an increase in depreciation expense due to our IBX data center expansion activity. Excluding depreciation expense, the increase in our Americas cost of revenues was primarily due to $8.7 million of higher utility costs, partially offset by $8.4 million of lower rent and facility costs primarily as a result of either certain leases no longer being subject to operating lease treatment or the purchase of previously-leased sites. During the six months ended June 30, 2014, the impact of foreign currency fluctuations to our Americas cost of revenues resulted in approximately $7.9 million of favorable foreign currency impact to our Americas cost of revenues primarily due to generally stronger U.S. dollar relative to the Canadian dollar and Brazilian real during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. We expect Americas cost of revenues to increase as we continue to grow our business.

EMEA Cost of Revenues. Our EMEA cost of revenues for the six months ended June 30, 2014 and 2013 included $49.6 million and $39.6 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX data center expansion activity and acquisitions. Excluding depreciation expense, the increase in our EMEA cost of revenues was primarily due to (i) $18.7 million of higher utility, rent and facilities costs, (ii) $5.3 million of higher professional fees to support our growth and higher compensation costs, including general salaries, bonus, stock-based compensation and headcount growth (428 employees included in EMEA cost of revenues as of June 30, 2014 versus 396 as of June 30, 2013) and (iii) $2.0 million of higher costs associated with certain custom services provided to our customers. During the six months ended June 30, 2014, the impact of foreign currency fluctuations to our EMEA cost of revenues resulted in approximately $8.5 million of net unfavorable foreign currency impact to our EMEA cost of revenues primarily due to a generally weaker U.S. dollar relative to the British pound and Euro during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. We expect EMEA cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Our Asia-Pacific cost of revenues for the six months ended June 30, 2014 and 2013 included $47.4 million and $40.5 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX data center expansion activity. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily due to $6.7 million of higher utility, rent and facilities costs. During the six months ended June 30, 2014, the impact of foreign currency fluctuations to our Asia-Pacific cost of revenues resulted in approximately $4.6 million of net favorable foreign currency impact to our Asia-Pacific cost of revenues primarily due to a generally stronger U.S. dollar relative to Australian dollar, Japanese yen and Singapore dollar during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the six months ended June 30, 2014 and 2013 were split among the following geographic regions (dollars in thousands):

	Six months ended June 30,				% change
	2014	%	2013	%	Actual	Constant currency
Americas	$83,857	59%	$69,554	59%	21%	22%
EMEA	38,998	27%	33,068	28%	18%	11%
Asia-Pacific	19,827	14%	15,132	13%	31%	35%

Total	$142,682	100%	$117,754	100%	21%	21%

	Six months ended June 30,
	2014	2013
Sales and marketing expenses as a percentage of revenues:
Americas	12%	11%
EMEA	13%	13%
Asia-Pacific	10%	8%
Total	12%	11%

Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to $3.4 million of higher advertising, promotion and professional fees to support our growth and $8.7 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (428 Americas sales and marketing employees as of June 30, 2014 versus 349 as of June 30, 2013). During the six months ended June 30, 2014, the impact of foreign currency fluctuations to our Americas sales and marketing expenses was not significant when compared to average exchange rates of the six months ended June 30, 2013. Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Americas sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in Americas sales and marketing initiatives, we believe our Americas sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.

EMEA Sales and Marketing Expenses. The increase in our EMEA sales and marketing expenses was primarily due to $5.5 million of higher professional fees to support our growth and higher compensation costs, including sales compensation, general salaries, bonuses and stock-based compensation expense. During the six months ended June 30, 2014, the impact of foreign currency fluctuations to our EMEA sales and marketing expenses resulted in approximately $2.0 million of net unfavorable foreign currency impact to our EMEA sales and marketing expenses primarily due to a generally weaker U.S. dollar relative to the British pound and Euro during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our EMEA sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in EMEA sales and marketing initiatives, we believe our EMEA sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to $4.5 million of higher professional fees to support our growth and higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (136 Asia-Pacific sales and marketing employees as of June 30, 2014 versus 119 as of June 30, 2013). For the six months ended June 30, 2014, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the six months ended June 30, 2013. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Asia-Pacific sales and marketing expenses have increased. Although we anticipate that we will continue to invest in Asia-Pacific sales and marketing initiatives, we believe our Asia-Pacific sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

General and Administrative Expenses. Our general and administrative expenses for the six months ended June 30, 2014 and 2013 were split among the following geographic regions (dollars in thousands):

	Six months ended June 30,				% change
	2014	%	2013	%	Actual	Constant currency
Americas	$157,423	73%	$126,259	70%	25%	26%
EMEA	37,558	18%	35,141	20%	7%	1%
Asia-Pacific	19,997	9%	18,050	10%	11%	13%

Total	$214,978	100%	$179,450	100%	20%	20%

	Six months ended June 30,
	2014	2013
General and administrative expenses as a percentage of revenues:
Americas	23%	20%
EMEA	12%	14%
Asia-Pacific	10%	10%
Total	18%	17%

Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $11.1 million of higher professional fees to support our growth and our REIT conversion process, (ii) $13.4 million of higher compensation costs, including general salaries and bonuses and (iii) $4.8 million of higher travel, recruiting, relocation, training and general office expenses to support our growth. During the six months ended June 30, 2014, the impact of foreign currency fluctuations to our Americas general and administrative expenses resulted in approximately $2.1 million of favorable foreign currency impact to our Americas general and administrative expenses primarily due to generally stronger U.S. dollar relative to the Canadian dollar and Brazilian real during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments into improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. We are also incurring costs to support our REIT conversion process. Collectively, these investments in our back office systems and our REIT conversion process have resulted in increased professional fees. Going forward, although we are carefully monitoring our spending, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including these investments in our back office systems and the REIT conversion process.

EMEA General and Administrative Expenses. The increase in our EMEA general and administrative expenses was primarily due to $2.4 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (329 EMEA general and administrative employees as of June 30, 2014 versus 276 as of June 30, 2013). During the six months ended June 30, 2014, the impact of foreign currency fluctuations to our EMEA general and administrative expenses resulted in approximately $2.0 million of net unfavorable foreign currency impact to our EMEA general and administrative expenses primarily due to a generally weaker U.S. dollar relative to the British pound and Euro during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to $2.4 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (207 Asia-Pacific general and administrative employees as of June 30, 2014 versus 187 as of June 30, 2013). For the six months ended June 30, 2014, the impact of foreign currency fluctuations to our Asia-Pacific general and administrative expenses was not significant when compared to average exchange rates of the six months ended June 30, 2013. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Restructuring Charges. During the six months ended June 30, 2014, we did not record any restructuring charges. During the six months ended June 30, 2013, we recorded a $4.8 million reversal of the restructuring charge accrual for our excess space in the New York 2 IBX data center as a result of our decision to purchase this property and utilize the space.

Acquisition Costs. During the six months ended June 30, 2014 and 2013, we recorded acquisition costs totaling $861,000 and $6.2 million, respectively, primarily attributed to Americas region.

Interest Income. Interest income was $2.2 million and $1.7 million, respectively, for the six months ended June 30, 2014 and June 30, 2013. The average annualized yield for the six months ended June 30, 2014 was 0.42% versus 0.27% for the six months ended June 30, 2013. We expect interest income to decrease as a result of changes to our investment profile in both allocation of securities and a focus on greater liquidity in preparation for the Company’s conversion to a REIT. We also expect lower interest income as a result of lower invested cash balances associated with our conversion to a REIT.

Interest Expense. Interest expense increased to $135.7 million for the six months ended June 30, 2014 from $121.3 million for the six months ended June 30, 2013. This increase in interest expense was primarily due to the impact of our $1.5 billion senior notes offering in March 2013 and $16.8 million of higher interest expense from various capital lease and other financing obligations to support our expansion projects, which was partially offset by the redemption of our 8.125% senior notes in April 2013. During the six months ended June 30, 2014 and 2013, we capitalized $7.5 million and $5.6 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur lower interest expense as a result of the exchanges of the 4.75% convertible subordinated notes and the 3.00% convertible subordinated notes during the three months ended June 30, 2014 and the upcoming maturity of the remaining principal amount of the 3.00% convertible subordinated notes in October 2014. However, we may incur additional indebtedness to support our growth, resulting in higher interest expense.

Other Income (Expense). We recorded $1.4 million and $2.3 million of other income, respectively, for the six months ended June 30, 2014 and 2013, primarily due to foreign currency exchange gains during the periods.

Loss on Debt Extinguishment. During the six months ended June 30, 2014, we recorded a $51.2 million loss on debt extinguishment as a result of the exchanges of the 3.00% convertible subordinated notes and 4.75% convertible subordinated notes. During the six months ended June 30, 2013, we recorded a $93.6 million loss on debt extinguishment as a result of the redemption of our $750.0 million 8.125% senior notes.

Income Taxes. For the six months ended June 30, 2014 and 2013, we recorded $11.6 million and $1.8 million of income tax expenses, respectively. Our effective tax rates were 18.3% for the six months ended June 30, 2014 and 2013. We expect to recognize a larger income tax provision in 2014 due to the higher profitability than that of the prior year. The cash taxes for 2014 and 2013 are primarily for U.S. federal and state income taxes and foreign income taxes in certain foreign jurisdictions.

Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the performance of our segments, measure the operational cash generating abilities of our segments and develop regional growth strategies such as IBX data center expansion decisions. Our adjusted EBITDA for the six months ended June 30, 2014 and 2013 were split among the following geographic regions (dollars in thousands):

	Six months ended June 30,				% change
	2014	%	2013	%	Actual	Constant currency
Americas	$307,688	57%	$298,808	61%	3%	4%
EMEA	128,556	24%	99,418	20%	29%	9%
Asia-Pacific	99,421	19%	90,697	19%	10%	14%

Total	$535,665	100%	$488,923	100%	10%	7%

Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. During the six months ended June 30, 2014, currency fluctuations resulted in approximately $4.3 million of unfavorable foreign currency impact on our Americas adjusted EBITDA primarily due to the generally stronger U.S. dollar relative to the Brazilian real and Canadian dollar during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as result of our IBX data center expansion activity and organic growth as described above, partially offset by higher adjusted operating expenses as a percentage of revenues primarily attributable to higher cost of revenues, utilities costs, rent and facilities costs. During the six months ended June 30, 2014, currency fluctuations resulted in approximately $20.2 million of net favorable foreign currency impact to our EMEA adjusted EBITDA primarily due to generally weaker U.S. dollar relative to the Euro and British pound during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Asia-Pacific Adjusted EBITDA. The increase in our Asia-Pacific adjusted EBITDA was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above, partially offset by higher adjusted operating expenses as a percentage of revenues primarily attributable to higher cost of revenues, utilities costs, rent and facilities costs. The U.S. dollar was generally stronger relative to the Australian dollar, Japanese yen and Singapore dollar compared to the six months ended June 30, 2013, resulting in approximately $4.1 million of net unfavorable foreign currency impact to our Asia-Pacific adjusted EBITDA during the six months ended June 30, 2014 when compared to average exchange rates of the six months ended June 30, 2013.

Non-GAAP Financial Measures

We provide all information required in accordance with generally accepted accounting principles in the United States of America (“GAAP”), but we believe that evaluating our ongoing operating results may be difficult if limited to reviewing only GAAP financial measures. Accordingly, we use non-GAAP financial measures to evaluate our operations. Legislative and regulatory requirements encourage the use of and emphasis on GAAP financial metrics and require companies to explain why non-GAAP financial metrics are relevant to management and investors.

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

We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges and acquisition costs as presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Income from operations	$124,697	$115,963	$246,309	$220,750
Depreciation, amortization, and accretion expense	116,074	110,189	229,684	218,792
Stock-based compensation expense	33,830	24,194	58,811	48,030
Restructuring charges	—	(4,837)	—	(4,837)
Acquisition costs	676	2,526	861	6,188

Adjusted EBITDA	$275,277	$248,035	$535,665	$488,923

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

Constant Currency Presentation

Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies such as the Brazilian real, British pound, Canadian dollar, Euro, Swiss franc, Australian dollar, Hong Kong dollar, Japanese yen, Singapore dollar and United Arab Emirates dirham. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities with functional currencies other than the U.S. dollar are converted into U.S. dollars at the exchange rates in effect for the comparable prior period rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the three months ended June 30, 2013 are used as exchange rates for the three months ended June 30, 2014 when comparing the three months ended June 30, 2014 with the three months ended June 30, 2013 and average rates in effect for the six months ended June 30, 2013 are used as exchange rates for the six months ended June 30, 2014 when comparing the six months ended June 30, 2014 with the six months ended June 30, 2013).

Liquidity and Capital Resources

As of June 30, 2014, our total indebtedness was comprised of (i) convertible debt principal totaling $336.7 million from our 3.00% convertible subordinated notes and our 4.75% convertible subordinated notes (gross of discount) and (ii) non-convertible debt and financing obligations totaling $3.6 billion consisting of (a) $2.3 billion of principal from our 7.00%, 5.375% and 4.875% senior notes, (b) $230.7 million of principal from our mortgage and loans payable and (c) $1.1 billion from our capital lease and other financing obligations.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, payment of tax liabilities related to the decision to convert to a REIT (see below) and completion of our publicly-announced expansion projects. As of June 30, 2014, we had $704.3 million of cash, cash equivalents and short-term and long-term investments, of which approximately $469.7 million was held in the U.S. We believe that our current expansion activities in the U.S. can be funded with our U.S.-based cash and cash equivalents and investments. Besides our investment portfolio, additional liquidity available to us from the $550.0 million revolving credit facility that forms part of our $750.0 million credit facility, referred to as the U.S. financing, any further financing activities we may pursue, and customer collections are our primary source of cash. While we believe we have a strong customer base and have continued to experience relatively strong collections, if the current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity.

As of June 30, 2014, we had 22 irrevocable letters of credit totaling $36.3 million issued and outstanding under the U.S. revolving credit line; as a result, we had a total of approximately $513.7 million of additional liquidity available to us under the U.S. revolving credit line. While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and to complete our publicly-announced IBX data center expansion plans, we may pursue additional expansion opportunities, primarily the build out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions, and have also announced our planned conversion to a REIT (see below). While we expect to fund these plans with our existing resources, additional financing, either debt or equity, may be required to pursue certain new or unannounced additional plans, including acquisitions. However, if current market conditions were to deteriorate, we may be unable to secure additional financing or any such additional financing may only be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.

Impact of REIT Conversion

We currently estimate that we will incur approximately $75.0 to $85.0 million in costs to support the REIT conversion, of which $62.6 million has been incurred to date, in addition to related tax liabilities associated with a change in our methods of depreciating and amortizing various data center assets for tax purposes from our prior methods to current methods that are more consistent with the characterization of such assets as real property for REIT purposes. The total recapture of depreciation and amortization expenses across all relevant assets is expected to result in federal and state tax liability of approximately $360.0 to $380.0 million, which amount became and is generally payable over a four-year period starting in 2012 even if we abandon the REIT conversion for any reason, including failure to obtain a favorable PLR response. To date, we have settled $254.7 million of the estimated federal and state tax liability related to the recapture of depreciation and amortization expenses. Prior to the decision to convert to a REIT, our balance sheet reflected our income tax liability as a non-current deferred tax liability. As a result of the decision to convert to a REIT, our non-current tax liability has been and will continue to be gradually and proportionally reclassified from non-current to current over the four-year period, which started in the third quarter of 2012. The current liability reflects the tax liability that relates to additional taxable income expected to be recognized within the twelve-month period from the date of the balance sheet. If the REIT conversion is successful, we also expect to incur an additional $5.0 to $10.0 million in annual compliance costs in future years. We expect to pay between $145.0 to $180.0 million in cash taxes during 2014 which includes taxes on our operations and any tax impacts required by our plan to convert to a REIT.

In accordance with tax rules applicable to REIT conversions, we expect to issue Special Distributions to our stockholders of approximately $700.0 million to $1.1 billion, which we expect to pay out in a combination of up to 20% in cash and at least 80% in the form of our common stock. The Special Distributions will encompass our previously undistributed accumulated earnings and profits attributable to all taxable periods ending on or prior to our first year as a REIT, as well as some extraordinary items of taxable income that we expect to recognize in our first year as a REIT, such as depreciation recapture in respect of our accounting method changes commenced in our pre-REIT period as well as foreign earnings and profits that we will repatriate as dividend income. The estimated Special Distributions may change due to potential changes in certain factors impacting the calculations, such as finalization of our 2013 tax returns, the actual financial year 2014 performance of the entities to be included in the REIT structure and the impact of any other transactions we may undertake during 2014. We expect to make the Special Distributions after receiving a favorable PLR from the IRS and obtaining Board of Directors approval. We anticipate making a Special Distribution in the fourth quarter of 2014 with the balance distributed in 2015. The Special Distribution to be made in the fourth quarter of 2014 will consist exclusively of pre-REIT earnings and profits to ensure all such earnings and profits are distributed prior to the initial REIT year. In addition, commencing with our first year as a REIT, we intend to declare regular cash distributions to our stockholders.

Sources and Uses of Cash

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$270,682	$231,340
Net cash provided by (used in) investing activities	190,388	(604,993)
Net cash provided by (used in) financing activities	(316,210)	646,726

Operating Activities. The increase in net cash provided by operating activities was primarily due to improved operating results and a reduction in excess tax benefits from stock-based compensation, partially offset by unfavorable working capital activities such as increased payments of certain accounts payable and accrued expenses and decreased collections of customer receivables, increased interest payments and increased income tax payments. During the three months ended June 30, 2014, we elected to make $54.1 million of incremental payments of our accounts payable balance to minimize the potential difficulties with converting accounts payables invoices in connection with the upgrade of our purchasing and accounts payables systems from Oracle 11i to R12. Although our collections remain strong, it is possible for some large customer receivables that were anticipated to be collected in one quarter to slip to the next quarter. For example, some large customer receivables that were anticipated to be collected in June 2014 were instead collected in July 2014, which negatively impacted cash flows from operating activities for the six months ended June 30, 2014. We expect that we will continue to generate cash from our operating activities during the remainder of 2014 and beyond.

Investing Activities. The net cash provided by investing activities for the six months ended June 30, 2014 was primarily due to $587.6 million of sales and maturities of investments, partially offset by $115.2 million of purchases of investments, $265.7 million of capital expenditures primarily as a result of expansion activity and $16.8 million for the purchase of a plot of land in Melbourne, Australia. The net cash used in investing activities for the six months ended June 30, 2013 was primarily due to $623.8 million of purchases of investments and $201.5 million of capital expenditures as a result of expansion activity, partially offset by $215.2 million of sales and maturities of investments. During 2014, we expect that our IBX expansion construction activity will be similar to our 2013 levels. However, if the opportunity to expand is greater than planned and we have sufficient funding to increase the expansion opportunities available to us, we may increase the level of capital expenditures to support this growth as well as pursue additional acquisitions or joint ventures. In July 2014, we purchased Riverwood Capital L.P.’s (“Riverwood”) interest in ALOG Data Centers do Brasil S.A. (“ALOG”), along with the approximate 10% of ALOG owned by ALOG management, for cash consideration of approximately
$225.0 million.

Financing Activities. The net cash used in financing activities for the six months ended June 30, 2014 was primarily due to $255.4 million of purchases of treasury stock under our share repurchase program that was approved by our Board of Directors in December 2013, $52.0 million paid in connection with the exchanges of the 3.00% convertible subordinated notes and 4.75% convertible subordinated notes and $36.4 million of repayments of other long-term debt and capital lease and other financing obligations, partially offset by $15.8 million of proceeds from employee equity awards and $11.6 million of excess tax benefits from stock-based compensation. The net cash provided by financing activities for the six months ended June 30, 2013 was primarily due to $1.5 billion of proceeds from the senior notes offering in March 2013, $22.4 million of excess tax benefits from stock-based compensation and $15.9 million of proceeds from employee equity awards, partially offset by $830.9 million for the redemption of the $750.0 million 8.125% senior notes, $39.9 million of repayments of various long-term debt and capital lease and other financing obligations and $20.8 million of debt issuance costs related to the senior notes offering in March 2013. Going forward, we expect that our financing activities will consist primarily of repayment of our debt and additional financings, including the potential use of the $513.7 million of additional liquidity available to us from our $550.0 million revolving credit facility, needed to support expansion opportunities, additional acquisitions or joint ventures, or our conversion to a REIT.

Contractual Obligations and Off-Balance-Sheet Arrangements

We lease a majority of our IBX data centers and certain equipment under non-cancelable lease agreements expiring through 2053. The following represents our debt maturities, financings, leases and other contractual commitments as of June 30, 2014 (in thousands):

	2014 (6 months)	2015	2016	2017	2018	Thereafter	Total
Convertible debt (1)	$178,787	$—	$157,889	$—	$—	$—	$336,676
Senior notes (2)	—	—	—	—	—	2,250,000	2,250,000
U.S. term loan (2)	20,000	40,000	40,000	20,000	—	—	120,000
ALOG financings (2)	6,466	16,811	20,689	14,229	7,777	—	65,972
ALOG loans payable (2)	—	366	439	439	439	73	1,756
Mortgage payable (2)	613	1,266	1,321	1,379	1,438	36,617	42,634
Other loans payable (2)	292	—	—	—	—	—	292
Interest (3)	75,717	147,464	140,962	134,361	132,841	441,320	1,072,665
Capital lease and other financing obligations (4)	43,572	111,577	116,969	118,321	123,082	1,422,001	1,935,522
Operating leases (5)	46,793	92,400	89,519	84,860	81,494	621,702	1,016,768
Other contractual commitments (6)	359,760	72,822	3,756	3,548	2,970	29,861	472,717
Asset retirement obligations (7)	1,226	1,452	565	8,146	3,330	47,469	62,188
ALOG acquisition contingent considerations (8)	1,594	2,124	3,765	—	—	—	7,483
Redeemable non-controlling interests	227,156	—	—	—	—	—	227,156

	$961,976	$486,282	$575,874	$385,283	$353,371	$4,849,043	$7,611,829

(1)	Represents principal only. As of June 30, 2014, had the remaining holders of the 3.00% convertible subordinated notes due 2014 converted their notes, the 3.00% convertible subordinated notes would have been convertible into approximately 1.6 million shares of our common stock, which would have a total value of $340.5 million based on the closing price of our common stock on June 30, 2014. As of June 30, 2014, had the remaining holders of the 4.75% convertible subordinated notes due 2016 converted their notes, the 4.75% convertible subordinated notes would have been convertible into approximately 1.9 million shares of our common stock, which would have a total value of $393.4 million based on the closing price of our common stock on June 30, 2014.
(2)	Represents principal only.
(3)	Represents interest on convertible debt, senior notes, U.S. term loan, ALOG financings, ALOG loans payable, mortgage payable and other loans payable based on their approximate interest rates as of June 30, 2014.
(4)	Excludes any subrental income.
(5)	Represents minimum operating lease payments, excluding potential lease renewals.
(6)	Represents off-balance sheet arrangements. Other contractual commitments are described below.
(7)	Represents liability, net of future accretion expense.
(8)	Represents unaccrued ALOG acquisition contingent consideration, subject to reduction for any post-closing balance sheet adjustments and any claims for indemnification, and includes the portion of the contingent consideration that will be funded by Riverwood Capital L.P., who has an indirect, non-controlling equity interest in ALOG. As of June 30, 2014, we accrued approximately $626 of ALOG acquisition contingent consideration.

In connection with certain of our leases and other contracts requiring deposits, we entered into 22 irrevocable letters of credit totaling $36.3 million under the senior revolving credit line. These letters of credit were provided in lieu of cash deposits under the senior revolving credit line. If the landlords for these IBX leases decide to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the senior revolving credit line. These contingent commitments are not reflected in the table above.

We had accrued liabilities related to uncertain tax positions totaling approximately $26.0 million as of June 30, 2014. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.

Primarily as a result of our various IBX data center expansion projects, as of June 30, 2014, we were contractually committed for $267.2 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2014 and thereafter, is reflected in the table above as “other contractual commitments.”

We had other non-capital purchase commitments in place as of June 30, 2014, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2014 and beyond. Such other purchase commitments as of June 30, 2014, which total $205.6 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $110.0 million to $150.0 million, in addition to the $267.2 million in contractual commitments discussed above as of June 30, 2014, in our various IBX data center expansion projects during 2014 and thereafter in order to complete the work needed to open these IBX data centers. These non-contractual capital expenditures are not reflected in the table above. If we so choose, whether due to economic factors or other considerations, we could delay these non-contractual capital expenditure commitments to preserve liquidity.

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

While there have been no significant changes in our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the six months ended June 30, 2014 as compared to the respective risk exposures and procedures disclosed in

Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2013, the U.S. dollar weakened relative to certain of the currencies of the foreign countries in which we operate during the six months ended June 30, 2014. This has significantly impacted our consolidated financial position and results of operations during this period, including the amount of revenue that we reported. Continued strengthening or weakening of the U.S. dollar will continue to have a significant impact to us in future periods.

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

In September 2012, our Board of Directors approved a plan for us to convert to a REIT. There are significant implementation and operational complexities to address before we can timely convert to a REIT, including obtaining a favorable PLR from the IRS, completing internal reorganizations, modifying accounting, information technology and real estate systems, and making required stockholder payouts. Even if we are able to satisfy the existing REIT requirements or any future REIT requirements, the tax laws, regulations and interpretations governing REITs may change at any time in ways that could be disadvantageous to us.

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

Although we plan to operate in a manner consistent with the REIT qualification rules subsequent to our planned REIT conversion, we cannot provide assurance that we will, in fact, qualify as a REIT or remain so qualified. REIT qualification involves the application of highly technical and complex provisions of the Code to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of these provisions.

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

Legislative or other actions affecting REITs could have a negative effect on us or our stockholders.

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Federal and state tax laws are constantly under review by persons involved in the legislative process, the IRS, the U.S. Department of the Treasury and state taxing authorities. Changes to the tax laws, regulations and administrative interpretations, which may have retroactive application, could adversely affect us. In addition, some of these changes could have a more significant impact on us as compared to other REITs due to the nature of our business and our substantial use of TRSs. We cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws, regulations and administrative interpretations applicable to us may be changed.

Complying with REIT requirements may limit our flexibility or cause us to forego otherwise attractive opportunities.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets and the amounts we distribute to our stockholders. For example, under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of our TRS, and other nonqualifying assets. This limitation may affect our ability to make large investments in other non-REIT qualifying operations or assets. In addition, in order to maintain qualification as a REIT, annually we will be required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. Even if we maintain our qualification as a REIT, we will be subject to U.S. federal income tax at regular corporate rates for our undistributed REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, as well as U.S. federal income tax at regular corporate rates for income recognized by our TRS. Because of these distribution requirements, we will likely not be able to fund future capital needs and investments from operating cash flow. As such, compliance with REIT tests may hinder our ability to make certain attractive investments, including the purchase of significant nonqualifying assets and the material expansion of non-real estate activities.

There are uncertainties relating to our estimate of the Special Distributions, as well as the timing of the Special Distributions and the percentage of common stock and cash we may distribute.

We have provided an estimated range of the Special Distributions. The Special Distributions will encompass our previously undistributed accumulated earnings and profits attributable to all taxable periods ending on or prior to our first year as a REIT, as well as some extraordinary items of taxable income that we expect to recognize in 2015, such as depreciation recapture in respect of our accounting method changes commenced in our pre-REIT period as well as foreign earnings and profits that we repatriate as dividend income. We are in the process of conducting a study of our pre-REIT accumulated earnings and profits as of the close of our 2013 taxable year using our historic tax returns and other available information. This is a very involved and complex study, which is not yet complete, and the actual results of the study relating to our pre-REIT accumulated earnings and profits as of the close of our 2013 taxable year may be materially different from our current estimates. In addition, the estimated range of our Special Distributions is based on our estimated and projected taxable income for our 2014 taxable year and our current business plans and performance, but our actual earnings and profits will vary depending on, among other items, the timing of certain transactions, our actual taxable income and performance for 2014 and possible changes in legislation or tax rules and IRS revenue procedures relating to distributions of earnings and profits. In addition, our actual extraordinary taxable income items for 2015 may be materially different from our current estimates and projections. For these reasons and others, our actual Special Distributions may be materially different from our estimated range.

We anticipate distributing a portion of the Special Distributions in the fourth quarter of 2014, with the balance distributed in 2015, but the timing of the planned Special Distributions, which may or may not occur, may be affected by potential tax law changes, the completion of various phases of the REIT conversion process and other factors beyond our control.

We also anticipate paying up to 20% of the Special Distributions in the form of cash and at least 80% in the form of common stock. We may in fact decide, based on our cash flows and strategic plans, IRS revenue procedures relating to distributions of earnings and profits, leverage and other factors, to pay these amounts in a different mix of cash and common stock.

We may restructure or issue debt or raise equity to satisfy our Special Distributions and other conversion costs.

Depending on the ultimate size and timing of the Special Distributions and the cash outlays associated with our conversion to a REIT, we may restructure or issue debt and/or issue equity to fund these disbursements, even if the then-prevailing market conditions are not favorable for these transactions. Whether we issue debt or equity, at what price and amount and other terms of any such issuances will depend on many factors, including alternative sources of capital, our then existing leverage, our need for additional capital, market conditions and other factors beyond our control. If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing stockholders may be reduced. In addition, new equity securities or convertible debt securities could have rights, preferences, and privileges senior to those of our current stockholders, which could substantially decrease the value of our securities owned by them. Depending on the share price we are able to obtain, we may have to sell a significant number of shares in order to raise the capital we deem necessary to execute our long-term strategy, and our stockholders may experience dilution in the value of their shares as a result. Furthermore, satisfying our Special Distributions and other conversion costs may increase the financing we need to fund capital expenditures, future growth and expansion initiatives. As a result, our indebtedness could increase. See “Other Risks” for further information regarding our substantial indebtedness.

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

Our certificate of incorporation contains restrictions on the ownership and transfer of our stock, though they may not be successful in preserving our planned REIT status.

In order for us to qualify as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the first year for which we elect to be taxed as a REIT. In addition, rents from “affiliated tenants” will not qualify as qualifying REIT income if we own 10% or more by vote or value of the customer, whether directly or after application of attribution rules under the Code. Subject to certain exceptions, our certificate of incorporation prohibits any stockholder from owning beneficially or constructively more than (i) 9.8% in value of the outstanding shares of all classes or series of our capital stock or (ii) 9.8% in value or number, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. We refer to these restrictions collectively as the “ownership limits” and we included them in our certificate of incorporation to facilitate our compliance with REIT tax rules, should we become a REIT. The constructive ownership rules under the Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding common stock (or the outstanding shares of any class or series of our stock) by an individual or entity could cause that individual or entity or another individual or entity to own constructively in excess of the relevant ownership limits. Any attempt to own or transfer shares of our common stock or of any of our other capital stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void. Even though our certificate of incorporation contains the ownership limits, there can be no assurance that these provisions will be effective to prevent our REIT status from being jeopardized, if we do become a REIT, including under the affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce the ownership limits. If the restrictions in our certificate of incorporation are not effective and as a result we fail to satisfy the REIT tax rules described above, then absent an applicable relief provision, we will fail to qualify as a REIT.

Other Risks

Acquisitions present many risks, and we may not realize the financial or strategic goals that were contemplated at the time of any transaction.

Over the last several years, we have completed several acquisitions, including that of Switch & Data Facilities Company, Inc. (“Switch and Data”) in 2010, an approximate 53% controlling equity interest in ALOG in 2011 and the remaining outstanding shares of ALOG in July 2014, Asia Tone Limited and ancotel GmbH in 2012, an acquisition of a Dubai IBX data center in 2012 and the Frankfurt Kleyer 90 Hotel acquisition in 2013. We may make additional acquisitions in the future, which may include (i) acquisitions of businesses, products, services or technologies that we believe to be complementary, (ii) acquisitions of new IBX data centers or real estate for development of new IBX data centers or (iii) acquisitions through investments in local data center operators. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, including:

•	the possible disruption of our ongoing business and diversion of management’s attention by acquisition, transition and integration activities;

•	our potential inability to successfully pursue or realize some or all of the anticipated revenue opportunities associated with an acquisition or investment;

•	the possibility that we may not be able to successfully integrate acquired businesses, or businesses in which we invest, or achieve anticipated operating efficiencies or cost savings;

•	the possibility that announced acquisitions may not be completed, due to failure to satisfy the conditions to closing or for other reasons;

•	the dilution of our existing stockholders as a result of our issuing stock in transactions, such as our acquisition of Switch and Data, where 80% of the consideration payable to Switch and Data’s stockholders consisted of shares of our common stock;

•	the possibility of customer dissatisfaction if we are unable to achieve levels of quality and stability on par with past practices;

•	the possibility that our customers may not accept either the existing equipment infrastructure or the “look-and-feel” of a new or different IBX data center;

•	the possibility that additional capital expenditures may be required or that transaction expenses associated with acquisitions may be higher than anticipated;

•	the possibility that required financing to fund an acquisition may not be available on acceptable terms or at all;

•	the possibility that we may be unable to obtain required approvals from governmental authorities under antitrust and competition laws on a timely basis or at all, which could, among other things, delay or prevent us from completing an acquisition, limit our ability to realize the expected financial or strategic benefits of an acquisition or have other adverse effects on our current business and operations;

•	the possible loss or reduction in value of acquired businesses;

•	the possibility that future acquisitions may present new complexities in deal structure, related complex accounting and coordination with new partners, particularly in light of our planned status as a REIT;

•	the possibility that future acquisitions may be in geographies and regulatory environments, to which we are unaccustomed;

•	the possibility that carriers may find it cost-prohibitive or impractical to bring fiber and networks into a new IBX data center;

•	the possibility of litigation or other claims in connection with, or as a result of, an acquisition, including claims from terminated employees, customers, former stockholders or other third parties; and

•	the possibility of pre-existing undisclosed liabilities, including, but not limited to, lease or landlord related liability, environmental liability or asbestos liability, for which insurance coverage may be insufficient or unavailable.

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows.

We cannot assure that the price of any future acquisitions of IBX data centers will be similar to prior IBX data center acquisitions. In fact, we expect costs required to build or render new IBX data centers operational to increase in the future. If our revenue does not keep pace with these potential acquisition and expansion costs, we may not be able to maintain our current or expected margins as we absorb these additional expenses. There is no assurance we would successfully overcome these risks or any other problems encountered with these acquisitions.

Our substantial debt could adversely affect our cash flows and limit our flexibility to raise additional capital.

We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, the Special Distributions or the other cash outlays associated with conversion to a REIT. As of June 30, 2014, our total indebtedness was approximately $4.0 billion, our stockholders’ equity was $2.7 billion and our cash and investments totaled $704.3 million. In addition, as of June 30, 2014, we had approximately $513.7 million of additional liquidity available to us from our $550.0 million revolving credit facility as part of a $750.0 million credit facility agreement entered into with a group of lenders in the U.S. Some of our debt contains covenants which may limit our operating flexibility. In addition to our substantial debt, we lease a majority of our IBX data centers and certain equipment under non-cancellable lease agreements, the majority of which are accounted for as operating leases. As of June 30, 2014, our total minimum operating lease commitments under those lease agreements, excluding potential lease renewals, was approximately $1,016.8 million, which represents off-balance sheet commitments.

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

Although we currently undertake, and may decide in the future to further undertake, foreign exchange hedging transactions to reduce foreign currency transaction exposure, we do not currently intend to eliminate all foreign currency transaction exposure. In addition, REIT compliance rules may restrict our ability to enter into hedging transactions that would be outstanding when we are a REIT. Therefore, any weakness of the U.S. dollar may have a positive impact on our consolidated results of operations because the currencies in the foreign countries in which we operate may translate into more U.S. dollars. However, if the U.S. dollar strengthens relative to the currencies of the foreign countries in which we operate, our consolidated financial position and results of operations may be negatively impacted as amounts in foreign currencies will generally translate into fewer U.S. dollars. For additional information on foreign currency risk, refer to our discussion of foreign currency risk in “Quantitative and Qualitative Disclosures About Market Risk” included in Item 3 of this Quarterly Report on Form 10-Q.

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

A customer’s decision to purchase our offerings typically involves a significant commitment of resources. In addition, some customers will be reluctant to commit to locating in our IBX data centers until they are confident that the IBX data center has adequate carrier connections. As a result, we have a long sales cycle. Furthermore, we may devote significant time and resources in pursuing a particular sale or customer that does not result in revenue. We have also significantly expanded our sales force in the past year, and it will take time for these new hires to become fully productive.

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

Environmental regulations are subject to change, in particular, in connection with emissions of greenhouse gases (“GHGs”), such as carbon dioxide, which is produced by combustion of fossil fuels to produce electricity. More stringent regulations would tend to increase the costs of electricity for our operations, which is one of our significant costs of business. Regulations to limit GHG emissions are in force in the European Union for some time, and are not likely to change our costs of operation significantly in the near future. In the U.S., however, the U.S. Environmental Protection Agency (“EPA”) has recently proposed regulations that would require states to reduce GHG emissions by 30% by 2030. These regulations are focused upon reducing emissions from coal-fired power plants and increasing investment in energy efficiency, renewable energy and increased use of natural gas. These changes, if implemented, could adversely affect our electricity costs. Our facilities are currently not directly subject to the EPA GHG emissions reduction regulations. We will continue to monitor the developments of this regulatory program to evaluate its impact on our facilities and business.

Several states within the U.S. have adopted laws intended to limit fossil fuel consumption and/or encourage renewable energy development for the same purpose. For example, California enacted AB-32, the Global Warming Solutions Act of 2006, prescribing a statewide cap on global warming pollution with a goal of reaching 1990 GHG emission levels by 2020, and established a mandatory emissions reporting program. Regulations adopted by the California Air Resources Board require allowances to be surrendered for emissions of GHGs. The first phase of the cap-and-trade program commenced on January 1, 2013, and increased our electricity costs in California by approximately 5%. The full effect on the price we pay for electricity cannot yet be determined, but the increase could exceed 5% of our costs of electricity at our California locations. The AB 32 cap-and-trade program will be expanded effective January 1, 2015, to cover nearly all uses of fossil fuels. Such regulations will directly affect our cost of fuel (for example, for emergency generators) in California.

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

Our most recent evaluation of our controls resulted in our conclusion that, as of December 31, 2013, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth, and to successfully implement our planned REIT conversion and other systems upgrades designed to support our growth, will require us to further develop our controls and reporting systems and implement or amend new or existing controls and reporting systems. If, in the future, our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.

In addition, in May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued a new version of its internal control framework, which will be deemed by COSO to supersede the 1992 version of the framework effective December 15, 2014. We are in the process of developing our plan of transition to the 2013 edition of the framework to our assessment of our internal control over financial reporting. It is possible that during the course of the transition to the new framework and its application to our assessment of our internal controls, we may determine that deficiencies exist in our internal controls, possibly rising to the level of material weakness. Such an occurrence, or a failure to effectively remedy such a deficiency, could harm investor confidence in the accuracy and timeliness of our financial reports and negatively impact the market price of our common stock.

If we cannot effectively manage our international operations, and successfully implement our international expansion plans, our revenues may not increase and our business and results of operations would be harmed.

For the years ended December 31, 2013, 2012 and 2011, we recognized approximately 46%, 44% and 41%, respectively, of our revenues outside the U.S. For the six months ended June 30, 2014, we recognized approximately 48% of our revenues outside the U.S. We currently operate outside of the U.S. in Canada, Brazil, EMEA and Asia-Pacific.

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

We have experienced fluctuations in our results of operations on a quarterly and annual basis. The fluctuations in our operating results may cause the market price of our common stock to be volatile. We may experience significant fluctuations in our operating results in the foreseeable future due to a variety of factors, including, but not limited to:

•	fluctuations of foreign currencies in the markets in which we operate;

•	the timing and magnitude of depreciation and interest expense or other expenses related to the acquisition, purchase or construction of additional IBX data centers or the upgrade of existing IBX data centers;

•	demand for space, power and services at our IBX data centers;

•	changes in general economic conditions, such as an economic downturn, or specific market conditions in the telecommunications and Internet industries, both of which may have an impact on our customer base;

•	charges to earnings resulting from past acquisitions due to, among other things, impairment of goodwill or intangible assets, reduction in the useful lives of intangible assets acquired, identification of additional assumed contingent liabilities or revised estimates to restructure an acquired company’s operations;

•	the duration of the sales cycle for our offerings and our ability to ramp our newly-hired sales persons to full productivity within the time period we have forecasted;

•	restructuring charges or reversals of existing restructuring charges, which may be necessary due to revised sublease assumptions, changes in strategy or otherwise;

•	acquisitions or dispositions we may make;

•	the financial condition and credit risk of our customers;

•	the provision of customer discounts and credits;

•	the mix of current and proposed products and offerings and the gross margins associated with our products and offerings;

•	the timing required for new and future IBX data centers to open or become fully utilized;

•	competition in the markets in which we operate;

•	conditions related to international operations;

•	increasing repair and maintenance expenses in connection with aging IBX data centers;

•	lack of available capacity in our existing IBX data centers to generate new revenue or delays in opening new or acquired IBX data centers that delay our ability to generate new revenue in markets which have otherwise reached capacity;

•	changes in rent expense as we amend our IBX data center leases in connection with extending their lease terms when their initial lease term expiration dates approach or changes in shared operating costs in connection with our leases, which are commonly referred to as common area maintenance expenses;

•	the timing and magnitude of other operating expenses, including taxes, expenses related to the expansion of sales, marketing, operations and acquisitions, if any, of complementary businesses and assets;

•	the cost and availability of adequate public utilities, including power;

•	changes in employee stock-based compensation;

•	overall inflation;

•	increasing interest expense due to any increases in interest rates and/or potential additional debt financings;

•	our planned REIT conversion, including the timing of expenditures and other cash outlays associated with the REIT conversion;

•	changes in our tax planning strategies or failure to realize anticipated benefits from such strategies;

•	changes in income tax benefit or expense; and

•	changes in or new generally accepted accounting principles (“GAAP”) in the U.S. as periodically released by the Financial Accounting Standards Board (“FASB”).

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

As of June 30, 2014, our retained earnings were $16.3 million. Although we have generated net income for each fiscal year since 2008, which was our first full year of net income since our inception, we are also currently investing heavily in our future growth through the build out of multiple additional IBX data centers and IBX data center expansions as well as acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a third party from acquiring control of us in a merger, acquisition or similar transaction that a stockholder may consider favorable. Such provisions include:

•	ownership limitations and transfer restrictions relating to our stock that are intended to facilitate our compliance with certain REIT rules relating to share ownership;

•	authorization for the issuance of “blank check” preferred stock;

•	the prohibition of cumulative voting in the election of directors;

•	limits on the persons who may call special meetings of stockholders;

•	limits on stockholder action by written consent; and

•	advance notice requirements for nominations to the Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders in certain situations, may also discourage, delay or prevent someone from acquiring or merging with us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/14/11	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/11/13	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant				X

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.6	Amended and Restated Bylaws of the Registrant.	10-K	12/31/13	3.5

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture dated September 26, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	9/26/07	4.4

4.3	Form of 3.00% Convertible Subordinated Note Due 2014 (see Exhibit 4.2).

4.4	Indenture dated June 12, 2009 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/12/09	4.1

4.5	Form of 4.75% Convertible Subordinated Note Due 2016 (see Exhibit 4.4).

4.6	Indenture dated July 13, 2011 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	7/13/11	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

4.7	Form of 7.00% Senior Note due 2021 (see Exhibit 4.6)	8-K	7/13/11	4.2

4.8	Indenture for the 2020 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/13	4.1

4.9	Form of 4.875% Senior Note due 2020 (see Exhibit 4.8)	8-K	3/5/13	4.2

4.10	Indenture for the 2023 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/13	4.3

4.11	Form of 5.375% Senior Note due 2023 (see Exhibit 4.10)	8-K	3/5/13	4.4

4.12	Form of Registrant’s Common Stock Certificate				X

10.1	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99	10.5

10.2	2000 Equity Incentive Plan, as amended.	10-Q	3/31/12	10.2

10.3	2000 Director Option Plan, as amended.	10-K	12/31/07	10.4

10.4	2001 Supplemental Stock Plan, as amended.	10-K	12/31/07	10.5

10.5	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.				X

10.6	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/08	10.31

10.7	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/08	10.32

10.8	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.33

10.9	Severance Agreement by and between Peter Ferris and Equinix, Inc. dated December 17, 2008.	10-K	12/31/08	10.34

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.10	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.35

10.11	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.1

10.12	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.2

10.13	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.4

10.14	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.5

10.15	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.7

10.16	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.8

10.17	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company, Inc.	2/5/07	10.9

10.18	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30, 2010.	10-Q	9/30/10	10.42

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.19	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Ferris, Meyers, Smith, Taylor and Van Camp.	10-K	12/31/10	10.33

10.20	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.	10-K	12/31/10	10.34

10.21	Form of Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/11	10.34

10.22	Form of Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/11	10.35

10.23	Form of 2012 Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/12	10.38

10.24	Form of 2012 Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/12	10.39

10.25	Form of 2012 TSR Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/12	10.40

10.26	Form of 2012 TSR Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/12	10.41

10.27	Credit Agreement, by and among Equinix, Inc., as borrower, Equinix Operating Co., Inc., Equinix Pacific, Inc., Switch & Data Facilities Company, Inc., Switch & Data Holdings, Inc. and Equinix Services, Inc., as guarantors, the Lenders (defined therein), Bank of America, N.A., as administrative agent, a Lender and L/C issuer, Wells Fargo Bank, National Association, as syndication agent, the Co-Documentation Agents (defined therein) and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole book manager, dated June 28, 2012.	10-Q	6/30/12	10.39

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.28	English Translation of Shareholders’ Agreement, dated as of October 31, 2012, among Equinix South America Holdings, LLC, RW Brasil Fundo de Investimento em Participações, Sidney Victor da Costa Breyer and Antonio Eduardo Zago de Carvalho, and as intervening party, Alog Soluções de Tecnologia em Informática s.a., and, for the limited purposes set forth herein, Equinix, Inc., Riverwood Capital L.P., Riverwood Capital Partners L.P., Riverwood Capital Partners (Parallel – A) L.P. and Riverwood Capital Partners (Parallel – B) L.P.	10-K	12/31/12	10.39

10.29	Lease Agreement, by and between 271 Front Inc. and Equinix Canada Ltd., dated November 30, 2012.	10-K	12/31/12	10.40

10.30	Indemnity Agreement, by Equinix, Inc. in favor of 271 Front Inc., dated November 30, 2012.	10-K	12/31/12	10.41

10.31	Third Amendment to Credit Agreement by and among Equinix, Inc., the lenders party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer thereunder, dated as of February 27, 2013.	8-K	3/5/13	10.1

10.32	Offer Letter from Equinix, Inc. to Sara Baack dated July 31, 2012.	10-Q	3/31/13	10.42

10.33	Restricted Stock Unit Agreement for Sara Baack under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/13	10.43

10.34	Change in Control Severance Agreement by and between Sara Baack and Equinix, Inc. dated July 31, 2012.	10-Q	3/31/13	10.44

10.35	Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/13	10.46

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.36	Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/13	10.47

10.37	Form of TSR Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/13	10.48

10.38	Form of TSR Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/13	10.49

10.39	Agreement to Develop and Lease, by and between Equinix Singapore Pte Ltd and Mapletree Industrial Trust, dated March 27, 2013.	10-Q	3/31/13	10.50

10.40	International Long-Term Assignment Letter by and between Equinix, Inc. and Eric Schwartz, dated May 21, 2013.	10-Q	6/30/13	10.51

10.41	Fourth Amendment, Consent, Limited Release and Substitution Agreement to Credit Agreement by and among Equinix, Inc., the lenders party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer thereunder, dated as of May 31, 2013.	10-Q	6/30/13	10.52

10.42	Fifth Amendment to Credit Agreement by and among Equinix, Inc., the lenders party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer thereunder, dated as of September 26, 2013.	10-Q	9/30/13	10.53

10.43	Employment Agreement by and between Equinix (EMEA) B.V. and Eric Schwartz, dated as of August 7, 2013.	10-Q	9/30/13	10.54

10.44	Restricted Stock Unit Agreement dated August 14, 2013 for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	9/30/13	10.55

10.45	Equinix, Inc. 2014 Incentive Plan.	10-Q	3/31/14	10.48

10.46	Offer Letter from Equinix, Inc. to Karl Strohmeyer dated October 28, 2013.	10-Q	3/31/14	10.49

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.47	Restricted Stock Unit Agreement for Karl Strohmeyer under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/14	10.50

10.48	Change in Control Severance Agreement by and between Karl Strohmeyer and Equinix, Inc. dated December 2, 2013.	10-Q	3/31/14	10.51

10.49	2014 Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/14	10.52

10.50	2014 Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/14	10.53

10.51	2014 Form of TSR Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/14	10.54

10.52	2014 Form of TSR Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/14	10.55

10.53	Lease between Digital 1350 Duane, LLC and Equinix LLC, dated March 27, 2014.	10-Q	3/31/14	10.56

10.54	Amendment Agreement dated as of May 2, 2014, between Equinix, Inc. and Goldman, Sachs & Co., amending and restating the Master Terms and Conditions for Capped Call Transactions between Equinix, Inc. and Goldman, Sachs & Co. and amending the Confirmation for Base Capped Call Transaction.				X

10.55	Amendment Agreement dated as of May 2, 2014, between Equinix, Inc. and Deutsche Bank AG, London Branch, amending and restating the Master Terms and Conditions for Capped Call Transactions between Equinix, Inc. and Deutsche Bank AG, London Branch and amending the Confirmation for Base Capped Call Transaction.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.56	Amendment Agreement dated as of May 2, 2014, between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch, amending and restating the Master Terms and Conditions for Capped Call Transactions between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch and amending the Confirmation for Base Capped Call Transaction.				X

10.57	Amendment Agreement, dated as of May 13, 2014, between Equinix, Inc. and Goldman, Sachs & Co., amending the Confirmation for Base Capped Call Transaction.				X

10.58	Amendment Agreement dated as of May 13, 2014, between Equinix, Inc. and Deutsche Bank AG, London Branch, amending the Confirmation for Base Capped Call Transaction.				X

10.59	Amendment Agreement dated as of May 13, 2014, between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch, amending the Confirmation for Base Capped Call Transaction.				X

10.60	Amendment Agreement, dated as of June 6, 2014, between Equinix, Inc. and Goldman, Sachs & Co., amending the Confirmation for Base Capped Call Transaction.				X

10.61	Amendment Agreement dated as of June 6, 2014, between Equinix, Inc. and Deutsche Bank AG, London Branch, amending the Confirmation for Base Capped Call Transaction.				X

10.62	Amendment Agreement dated as of June 6, 2014, between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch, amending the Confirmation for Base Capped Call Transaction.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.63	English Translation of Extension Agreement to Shareholders’ Agreement, dated as of April 29, 2014, among Equinix South America Holdings, LLC, RW Brasil Fundo de Investimento em Participações, Sidney Victor da Costa Breyer and Antonio Eduardo Zago de Carvalho, and as intervening party, Alog Soluções de Tecnologia em Informática s.a., Equinix, Inc., Riverwood Capital L.P., Riverwood Capital Partners L.P., Riverwood Capital Partners (Parallel – A) L.P. and Riverwood Capital Partners (Parallel – B) L.P.				X

10.64	English Translation of Extension Agreement No. 2 to Shareholders’ Agreement, dated as of May 28, 2014, among Equinix South America Holdings, LLC, RW Brasil Fundo de Investimento em Participações, Sidney Victor da Costa Breyer and Antonio Eduardo Zago de Carvalho, and as intervening party, Alog Soluções de Tecnologia em Informática s.a., Equinix, Inc., Riverwood Capital L.P., Riverwood Capital Partners L.P., Riverwood Capital Partners (Parallel – A) L.P. and Riverwood Capital Partners (Parallel – B) L.P.				X

10.65	English Translation of Extension Agreement No. 3 to Shareholders’ Agreement, dated as of June 10, 2014, among Equinix South America Holdings, LLC, RW Brasil Fundo de Investimento em Participações, Sidney Victor da Costa Breyer and Antonio Eduardo Zago de Carvalho, and as intervening party, Alog Soluções de Tecnologia em Informática s.a., Equinix, Inc., Riverwood Capital L.P., Riverwood Capital Partners L.P., Riverwood Capital Partners (Parallel – A) L.P. and Riverwood Capital Partners (Parallel – B) L.P.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.66	English Translation of Extension Agreement No. 4 to Shareholders’ Agreement, dated as of June 26, 2014, among Equinix South America Holdings, LLC, RW Brasil Fundo de Investimento em Participações, Sidney Victor da Costa Breyer and Antonio Eduardo Zago de Carvalho, and as intervening party, Alog Soluções de Tecnologia em Informática s.a., Equinix, Inc., Riverwood Capital L.P., Riverwood Capital Partners L.P., Riverwood Capital Partners (Parallel – A) L.P. and Riverwood Capital Partners (Parallel – B) L.P.				X

18.2	Preferable Accounting Principles Letter from Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm, dated April 24, 2013.	10-Q	3/31/13	18.2

21.1	Subsidiaries of Equinix, Inc.	10-Q	3/31/14	21.1

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Document.				X

101.DEF	XBRL Taxonomy Extension Definition Document.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

101.LAB	XBRL Taxonomy Extension Labels Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Document.				X

EQUINIX, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.

Date: August 8, 2014

	By:	/S/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant

4.12	Form of Registrant’s Common Stock Certificate

10.5	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.

10.54	Amendment Agreement dated as of May 2, 2014, between Equinix, Inc. and Goldman, Sachs & Co., amending and restating the Master Terms and Conditions for Capped Call Transactions between Equinix, Inc. and Goldman, Sachs & Co. and amending the Confirmation for Base Capped Call Transaction.

10.55	Amendment Agreement dated as of May 2, 2014, between Equinix, Inc. and Deutsche Bank AG, London Branch, amending and restating the Master Terms and Conditions for Capped Call Transactions between Equinix, Inc. and Deutsche Bank AG, London Branch and amending the Confirmation for Base Capped Call Transaction.

10.56	Amendment Agreement dated as of May 2, 2014, between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch, amending and restating the Master Terms and Conditions for Capped Call Transactions between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch and amending the Confirmation for Base Capped Call Transaction.

10.57	Amendment Agreement, dated as of May 13, 2014, between Equinix, Inc. and Goldman, Sachs & Co., amending the Confirmation for Base Capped Call Transaction.

10.58	Amendment Agreement dated as of May 13, 2014, between Equinix, Inc. and Deutsche Bank AG, London Branch, amending the Confirmation for Base Capped Call Transaction.

10.59	Amendment Agreement dated as of May 13, 2014, between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch, amending the Confirmation for Base Capped Call Transaction.

10.60	Amendment Agreement, dated as of June 6, 2014, between Equinix, Inc. and Goldman, Sachs & Co., amending the Confirmation for Base Capped Call Transaction.

10.61	Amendment Agreement dated as of June 6, 2014, between Equinix, Inc. and Deutsche Bank AG, London Branch, amending the Confirmation for Base Capped Call Transaction.

10.62	Amendment Agreement dated as of June 6, 2014, between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch, amending the Confirmation for Base Capped Call Transaction.

10.63	English Translation of Extension Agreement to Shareholders’ Agreement, dated as of April 29, 2014, among Equinix South America Holdings, LLC, RW Brasil Fundo de Investimento em Participações, Sidney Victor da Costa Breyer and Antonio Eduardo Zago de Carvalho, and as intervening party, Alog Soluções de Tecnologia em Informática s.a., Equinix, Inc., Riverwood Capital L.P., Riverwood Capital Partners L.P., Riverwood Capital Partners (Parallel – A) L.P. and Riverwood Capital Partners (Parallel – B) L.P.

10.64	English Translation of Extension Agreement No. 2 to Shareholders’ Agreement, dated as of May 28, 2014, among Equinix South America Holdings, LLC, RW Brasil Fundo de Investimento em Participações, Sidney Victor da Costa Breyer and Antonio Eduardo Zago de Carvalho, and as intervening party, Alog Soluções de

Exhibit Number	Description of Document

Tecnologia em Informática s.a., Equinix, Inc., Riverwood Capital L.P., Riverwood Capital Partners L.P., Riverwood Capital Partners (Parallel – A) L.P. and Riverwood Capital Partners (Parallel – B) L.P.

10.65	English Translation of Extension Agreement No. 3 to Shareholders’ Agreement, dated as of June 10, 2014, among Equinix South America Holdings, LLC, RW Brasil Fundo de Investimento em Participações, Sidney Victor da Costa Breyer and Antonio Eduardo Zago de Carvalho, and as intervening party, Alog Soluções de Tecnologia em Informática s.a., Equinix, Inc., Riverwood Capital L.P., Riverwood Capital Partners L.P., Riverwood Capital Partners (Parallel – A) L.P. and Riverwood Capital Partners (Parallel – B) L.P.

10.66	English Translation of Extension Agreement No. 4 to Shareholders’ Agreement, dated as of June 26, 2014, among Equinix South America Holdings, LLC, RW Brasil Fundo de Investimento em Participações, Sidney Victor da Costa Breyer and Antonio Eduardo Zago de Carvalho, and as intervening party, Alog Soluções de Tecnologia em Informática s.a., Equinix, Inc., Riverwood Capital L.P., Riverwood Capital Partners L.P., Riverwood Capital Partners (Parallel – A) L.P. and Riverwood Capital Partners (Parallel – B) L.P.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Labels Document.

101. PRE	XBRL Taxonomy Extension Presentation Document.