Form 10-Q
period 2014-09-30
EQUINIX INC
filed 2014-11-07
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant’s Common Stock as of September 30, 2014 was 53,322,300.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$354,181	$261,894
Short-term investments	130,859	369,808
Accounts receivable, net	275,264	184,840
Other current assets	97,407	72,118

Total current assets	857,711	888,660
Long-term investments	16,075	398,390
Property, plant and equipment, net	4,983,376	4,591,650
Goodwill	1,024,555	1,042,153
Intangible assets, net	157,475	184,182
Other assets	422,808	387,324

Total assets	$7,462,000	$7,492,359

Liabilities, Redeemable Non-Controlling Interests and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$303,669	$263,223
Accrued property, plant and equipment	138,956	64,601
Current portion of capital lease and other financing obligations	20,132	17,214
Current portion of mortgage and loans payable	57,767	53,508
Other current liabilities	147,676	147,958

Total current liabilities	668,200	546,504
Capital lease and other financing obligations, less current portion	1,172,356	914,032
Mortgage and loans payable, less current portion	160,643	199,700
Convertible debt	322,757	724,202
Senior notes	2,250,000	2,250,000
Other liabilities	290,364	274,955

Total liabilities	4,864,320	4,909,393

Redeemable non-controlling interests (Note 9)	—	123,902

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock	54	50
Additional paid-in capital	2,870,752	2,693,887
Treasury stock	(94,759)	(84,663)
Accumulated other comprehensive loss	(237,480)	(113,767)
Retained earnings (accumulated deficit)	59,113	(36,443)

Total stockholders’ equity	2,597,680	2,459,064

Total liabilities, redeemable non-controlling interests and stockholders’ equity	$7,462,000	$7,492,359

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Revenues	$620,441	$543,084	$1,805,655	$1,588,089

Costs and operating expenses:
Cost of revenues	304,052	268,960	884,436	794,660
Sales and marketing	72,185	61,619	214,867	179,373
General and administrative	109,354	96,874	324,332	276,324
Restructuring charges	—	—	—	(4,837)
Acquisition costs	(281)	438	580	6,626

Total costs and operating expenses	485,310	427,891	1,424,215	1,252,146

Income from operations	135,131	115,193	381,440	335,943

Interest income	356	929	2,534	2,593
Interest expense	(63,756)	(61,957)	(199,450)	(183,289)
Other income	1,811	985	3,170	3,294
Loss on debt extinguishment	—	—	(51,183)	(93,602)

Income from operations before income taxes	73,542	55,150	136,511	64,939

Income tax expense	(30,581)	(12,397)	(42,134)	(14,189)

Net income	42,961	42,753	94,377	50,750

Net (income) loss attributable to redeemable non-controlling interests	(120)	(282)	1,179	(1,252)

Net income attributable to Equinix	$42,841	$42,471	$95,556	$49,498

Earnings per share (“EPS”) attributable to Equinix:
Basic EPS	$0.81	$0.86	$1.86	$1.00

Weighted-average shares	53,137	49,555	51,369	49,325

Diluted EPS	$0.79	$0.83	$1.84	$0.99

Weighted-average shares	55,238	53,581	54,502	50,050

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Net income	$42,961	$42,753	$94,377	$50,750

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(144,994)	78,113	(106,943)	(25,107)
Unrealized gain (loss) on available for sale securities	(862)	438	(97)	78
Unrealized gain on cash flow hedges	4,194	—	4,448	—

Total other comprehensive income (loss), net of tax	(141,662)	78,551	(102,592)	(25,029)

Comprehensive income (loss), net of tax	(98,701)	121,304	(8,215)	25,721

Net (income) loss attributable to redeemable non-controlling interests	(120)	(282)	1,179	(1,252)
Other comprehensive (income) loss attributable to redeemable non-controlling interest	1,007	(200)	(1,810)	4,340

Comprehensive income (loss) attributable to Equinix	$(97,814)	$120,822	$(8,846)	$28,809

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended September 30,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net income	$94,377	$50,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	328,774	305,651
Stock-based compensation	86,473	75,310
Excess tax benefits from stock-based compensation	(17,457)	(27,372)
Restructuring charges	—	(4,837)
Amortization of debt issuance costs and debt discounts	14,840	17,602
Amortization of intangible assets	20,953	20,445
Provision for allowance for doubtful accounts	5,326	3,160
Loss on debt extinguishment	51,183	93,602
Other items	14,684	6,699
Changes in operating assets and liabilities:
Accounts receivable	(104,394)	(40,292)
Income taxes, net	(69,173)	(71,567)
Other assets	6,128	(21,046)
Accounts payable and accrued expenses	27,110	17,399
Other liabilities	28,299	12,398

Net cash provided by operating activities	487,123	437,902

Cash flows from investing activities:
Purchases of investments	(136,516)	(814,422)
Sales of investments	550,355	176,971
Maturities of investments	207,341	139,674
Purchase of real estate	(16,791)	(74,332)
Purchases of property, plant and equipment	(421,726)	(369,565)
Purchase of Asia Tone, net of cash acquired	—	755
Deposit for purchase of Frankfurt Kleyer 90 Carrier Hotel	—	(1,353)
Increase in restricted cash	(233)	(836,767)
Release of restricted cash	1,812	843,088
Other investing activities, net	(170)	—

Net cash provided by (used in) investing activities	184,072	(935,951)

Cash flows from financing activities:
Purchases of treasury stock	(297,958)	—
Proceeds from employee equity awards	28,183	28,082
Excess tax benefits from stock-based compensation	17,457	27,372
Purchase of redeemable non-controlling interests	(226,276)	—
Proceeds from loans payable	8,826	1,734
Proceeds from senior notes	—	1,500,000
Repayment of capital lease and other financing obligations	(13,140)	(12,226)
Repayment of mortgage and loans payable	(37,510)	(42,304)
Repayment of convertible debt	(29,479)	—
Repayment of senior notes	—	(750,000)
Debt extinguishment costs	(22,552)	(84,675)
Debt issuance costs	—	(22,435)

Net cash provided by (used in) financing activities	(572,449)	645,548

Effect of foreign currency exchange rates on cash and cash equivalents	(6,459)	30

Net increase in cash and cash equivalents	92,287	147,529
Cash and cash equivalents at beginning of period	261,894	252,213

Cash and cash equivalents at end of period	$354,181	$399,742

Supplemental cash flow information
Cash paid for taxes	$110,790	$86,736

Cash paid for interest	$167,735	$135,958

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

Income Taxes

The Company’s effective tax rates were 30.9% for the nine months ended September 30, 2014 and 21.8% for the nine months ended September 30, 2013.

The Company is entitled to a deduction for federal and state tax purposes with respect to employee equity award activity. The reduction in income tax payable related to windfall tax benefits for employee equity awards has been reflected as an adjustment to additional paid-in capital. For the nine months ended September 30, 2014, the benefits arising from employee equity award activity that resulted in an adjustment to additional paid-in capital were approximately $16,864,000.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company does not believe the adoption of ASU 2014-15 will have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This ASU requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which companies expect to be entitled in exchange for those goods or services. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. This ASU is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the criteria for reporting discontinued operations.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

This ASU is required to be applied prospectively for disposals, or classifications as held for sale, of components of an entity that occur within fiscal years and interim periods beginning after December 15, 2014, with early adoption permitted. The Company will evaluate the impact that the adoption of this standard will have on disposals, or classifications as held for sale, of components of the Company that may occur in the future.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires companies to present an unrecognized tax benefit, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss or a tax credit carryforward, is not available at the reporting date under the applicable tax law or an entity does not intend to use its deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not a reduction to deferred tax assets. This ASU is effective for fiscal years and interim periods beginning after December 15, 2013 with early adoption permitted. During the three months ended March 31, 2014, the Company adopted ASU 2013-11 and the adoption did not have a significant impact on its condensed consolidated financial statements.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods presented (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$42,961	$42,753	$94,377	$50,750
Net (income) loss attributable to redeemable non-controlling interests	(120)	(282)	1,179	(1,252)

Net income attributable to Equinix, basic	42,841	42,471	95,556	49,498
Effect of assumed conversion of convertible debt:
Interest expense, net of tax	885	1,865	4,862	—

Net income attributable to Equinix, diluted	$43,726	$44,336	$100,418	$49,498

Weighted-average shares used to calculate basic EPS	53,137	49,555	51,369	49,325
Effect of dilutive securities:
Convertible debt	1,621	3,467	2,673	—
Employee equity awards	480	559	460	725

Weighted-average shares used to calculate diluted EPS	55,238	53,581	54,502	50,050

EPS attributable to Equinix:
Basic EPS	$0.81	$0.86	$1.86	$1.00

Diluted EPS	$0.79	$0.83	$1.84	$0.99

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table sets forth weighted-average outstanding potential shares of common stock that are not included in the diluted earnings per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Shares reserved for conversion of 3.00% convertible subordinated notes	—	—	—	3,613

Shares reserved for conversion of 4.75% convertible subordinated notes	1,873	4,432	3,042	4,432
Common stock related to employee equity awards	156	436	176	269

	2,029	4,868	3,218	8,314

3. Balance Sheet Components

Cash, Cash Equivalents and Short-Term and Long-Term Investments

Cash, cash equivalents and short-term and long-term investments consisted of the following as of (in thousands):

	September 30, 2014	December 31, 2013
Cash and cash equivalents:
Cash (1)	$327,877	$186,007
Cash equivalents:
Money market funds	26,304	74,787
Commercial paper	—	1,100

Total cash and cash equivalents	354,181	261,894

U.S. government securities	116,317	305,021
U.S. government agency securities	17,716	125,917
Corporate bonds	1,001	190,177
Certificates of deposit	9,520	76,152
Asset-backed securities	—	68,938
Commercial paper	2,380	1,993

Total marketable securities	146,934	768,198

Total cash, cash equivalents and short-term and long-term investments	$501,115	$1,030,092

(1)	Excludes restricted cash.

As of September 30, 2014 and December 31, 2013, cash equivalents included investments which were readily convertible to cash and had original maturity dates of 90 days or less. The maturities of securities classified as short-term investments were one year or less as of September 30, 2014 and December 31, 2013. The maturities of securities classified as long-term investments were greater than one year and less than three years as of September 30, 2014 and December 31, 2013.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the cost and estimated fair value of marketable securities based on their stated effective maturities as of (in thousands):

	September 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$140,254	$140,378	$369,698	$369,808
Due after one year through three years	6,542	6,556	398,200	398,390

	$146,796	$146,934	$767,898	$768,198

The following table summarizes the fair value and gross unrealized gains and losses related to the Company’s short-term and long-term investments in marketable securities designated as available-for-sale securities as of (in thousands):

	September 30, 2014
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
U.S. government securities	$116,196	$121	$—	$116,317
U.S. government agency securities	17,699	17	—	17,716
Corporate bonds	1,001	—	—	1,001
Certificates of deposit	9,520	—	—	9,520
Commercial paper	2,380	—	—	2,380

	$146,796	$138	$—	$146,934

	December 31, 2013
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
U.S. government securities	$304,897	$131	$(7)	$305,021
U.S. government agency securities	125,904	35	(22)	125,917
Corporate bonds	190,068	149	(40)	190,177
Certificates of deposit	76,126	27	(1)	76,152
Asset-backed securities	68,914	33	(9)	68,938
Commercial paper	1,989	4	—	1,993

Total	$767,898	$379	$(79)	$768,198

As of September 30, 2014, the Company did not have any securities in a loss position. If market conditions were to deteriorate, the Company could sustain other-than-temporary impairments to its investment portfolio which could result in additional realized losses being recorded in interest income, net, or securities markets could become inactive which could affect the liquidity of the Company’s investments.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Accounts Receivable

Accounts receivables, net, consisted of the following as of (in thousands):

	September 30, 2014	December 31, 2013
Accounts receivable	$285,263	$323,822
Unearned revenue	—	(132,342)
Allowance for doubtful accounts	(9,999)	(6,640)

	$275,264	$184,840

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. Before July 2014, the Company generally invoiced its customers at the end of a calendar month for services to be provided the following month. Accordingly, unearned revenue consisted of pre-billing for services that have not yet been provided, but which have been billed to customers in advance in accordance with the terms of their contracts. As of July 2014, the Company changed its billing process and no longer invoices its customers at the end of a calendar month for services to be provided the following month. As a result, the Company’s accounts receivable and unearned revenue have decreased.

Other Current Assets

Other current assets consisted of the following as of (in thousands):

	September 30, 2014	December 31, 2013
Prepaid expenses	$28,046	$26,578
Taxes receivable	35,095	21,584
Deferred tax assets, net	7,442	7,442
Other receivables	2,113	4,181
Derivative instruments	12,607	4,457
Restricted cash, current	3,199	3,210
Other current assets	8,905	4,666

	$97,407	$72,118

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Goodwill and Intangible Assets

Goodwill and intangible assets, net, consisted of the following as of (in thousands):

	September 30, 2014	December 31, 2013
Goodwill:
Americas	$469,099	$471,845
EMEA	420,791	435,041
Asia-Pacific	134,665	135,267

	$1,024,555	$1,042,153

	September 30, 2014	December 31, 2013
Intangible assets:
Intangible asset - customer contracts	$225,947	$233,038
Intangible assets - favorable leases	24,533	25,147
Intangible asset - licenses	9,697	9,697
Intangible asset - others	8,420	8,859

	268,597	276,741
Less accumulated amortization	(111,122)	(92,559)

	$157,475	$184,182

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

For the three and nine months ended September 30, 2014, the Company recorded amortization expense of $6,844,000 and $20,953,000, respectively, associated with its intangible assets. For the three and nine months ended September 30, 2013, the Company recorded amortization expense of $6,822,000 and $20,445,000, respectively, associated with its intangible assets. The Company’s estimated future amortization expense related to these intangibles is as follows (in thousands):

Year ending:
2014 (3 months remaining)	$7,080
2015	28,070
2016	27,625
2017	26,191
2018	23,259
Thereafter	45,250

$157,475

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Other Assets

Other assets consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Deferred tax assets, net	$301,013	$229,975
Prepaid expenses, non-current	37,237	61,039
Debt issuance costs, net	33,974	41,847
Deposits	25,287	25,543
Restricted cash, non-current	14,653	16,178
Derivative instruments	4,008	4,118
Other assets, non-current	6,636	8,624

	$422,808	$387,324

The increase in deferred tax assets, net, was primarily due to the depreciation and amortization recapture as a result of changing the Company’s methods of depreciating and amortizing various data center assets for tax purposes in connection with the Company’s plan to convert to a real estate investment trust (“REIT”).

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Accounts payable	$42,304	$30,291
Accrued compensation and benefits	94,549	92,106
Accrued interest	58,282	48,310
Accrued taxes	43,764	32,047
Accrued utilities and security	31,390	31,314
Accrued professional fees	7,844	9,753
Accrued repairs and maintenance	5,515	3,557
Accrued other	20,021	15,845

	$303,669	$263,223

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Deferred tax liabilities, net	$72,004	$72,004
Deferred installation revenue	46,524	43,145
Customer deposits	15,136	15,174
Derivative instruments	4,014	6,515
Deferred recurring revenue	3,982	5,007
Deferred rent	2,292	3,865
Asset retirement obligations	2,106	1,290
Other current liabilities	1,618	958

	$147,676	$147,958

Other Liabilities

Other liabilities consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Asset retirement obligations, non-current	$61,584	$58,258
Deferred tax liabilities, net	67,194	69,812
Deferred installation revenue, non-current	74,575	60,947
Deferred rent, non-current	50,678	37,955
Accrued taxes, non-current	24,651	27,052
Customer deposits, non-current	4,912	5,005
Deferred recurring revenue, non-current	1,697	2,082
Other liabilities	5,073	13,844

	$290,364	$274,955

The Company currently leases the majority of its IBX data centers and certain equipment under non-cancelable operating lease agreements expiring through 2053. The IBX data center lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated some rent expense abatement periods for certain leases to better match the phased build-out of its IBX data centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4. Derivatives and Hedging Activities

Derivatives Designated as Hedging Instruments

Cash Flow Hedges. The Company hedges its exposure to foreign currency exchange rate fluctuations for forecasted revenues and expenses in its EMEA region in order to help manage the Company’s exposure to foreign currency exchange rate fluctuations between the U.S. dollar and the British pound, Euro and Swiss franc. As of September 30, 2014, the Company had a total of 45 cash flow hedge instruments with maturity dates ranging from October 2014 to January 2015 as follows (in thousands):

	Notional Amount	Fair Value (1)	Accumulated other comprehensive income (loss) (2)
Derivative assets	$76,444	$4,566	$4,601
Derivative liabilities	30,005	(1,596)	(1,586)

	$106,449	$2,970	$3,015

(1)	A total of $4,566 of derivative assets related to cash flow hedges are included in the condensed consolidated balance sheets within other current assets. A total of $1,596 of derivative liabilities related to cash flow hedges are included in the condensed consolidated balance sheets within other current liabilities.
(2)	Included in the condensed consolidated balance sheets within accumulated other comprehensive income (loss). Amounts presented are gross of tax.

As of December 31, 2013, the Company had a total of 69 cash flow hedge instruments with maturity dates ranging from January 2014 to January 2015 as follows (in thousands):

	Notional Amount	Fair Value (1)	Accumulated other comprehensive income (loss) (2)
Derivative assets	$127,968	$2,102	$2,107
Derivative liabilities	200,686	(3,855)	(3,857)

	$328,654	$(1,753)	$(1,750)

(1)	A total of $2,099 and $3 of derivative assets related to cash flow hedges are included in the condensed consolidated balance sheets within other current assets and other assets, respectively. A total of $3,818 and $37 of derivative liabilities related to cash flow hedges are included in the condensed consolidated balance sheets within other current liabilities and other liabilities, respectively.
(2)	Included in the condensed consolidated balance sheets within accumulated other comprehensive income (loss). Amounts presented are gross of tax.

During the three and nine months ended September 30, 2014, there were no ineffective cash flow hedges. During the three and nine months ended September 30, 2014, the amount of gains (losses) reclassified from accumulated other comprehensive income (loss) to revenue and operating expenses were not significant. The Company did not enter into any cash flow hedges during the nine months ended September 30, 2013.

Derivatives Not Designated as Hedges

Embedded Derivatives. The Company is deemed to have foreign currency forward contracts embedded in certain of the Company’s customer agreements that are priced in currencies different from the functional or local currencies of the parties involved. These embedded derivatives are separated from their host contracts and carried on the Company’s balance sheet at their fair value. The majority of these embedded derivatives arise as a result of the Company’s foreign subsidiaries pricing their customer contracts in the U.S. dollar. Gains and losses on these embedded derivatives are included within revenues in the Company’s condensed consolidated statements of operations. During the three months ended September 30, 2014 the Company recognized a net gain of $2,745,000 associated with these embedded derivatives. During the nine months ended September 30, 2013, the Company recognized a net gain of $2,841,000 associated with these embedded derivatives. During the nine months ended September 30, 2014 and three months ended September 30, 2013, gains (losses) associated with these embedded derivatives were not significant.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Economic Hedges of Embedded Derivatives. The Company uses foreign currency forward contracts to manage the foreign exchange risk associated with the Company’s customer agreements that are priced in currencies different from the functional or local currencies of the parties involved (“economic hedges of embedded derivatives”). Gains and losses on these contracts are included in revenues along with gains and losses of the related embedded derivatives. The Company entered into various economic hedges of embedded derivatives during the three and nine months ended September 30, 2014 and September 30, 2013. During the three months ended September 30, 2014, the Company recognized a net loss of $2,979,000. During the nine months ended September 30, 2013, the Company recognized a net loss of $2,270,000. During the nine months ended September 30, 2014 and three months ended September 30, 2013, gains (losses) from these contracts were not significant.

Foreign Currency Forward and Options Contracts. The Company also uses foreign currency forward and options contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of the foreign currency-denominated assets and liabilities change. Gains and losses on these contracts are included in other income (expense), net, along with those foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward and options contracts. The Company entered into various foreign currency forward and options contracts during the three and nine months ended September 30, 2014 and September 30, 2013. During the three months and nine months ended September 30, 2014, the Company recognized a net gain of $4,073,000 and $6,975,000, respectively. During the three months and nine months ended September 30, 2013, and gains (losses) from these foreign currency forward contracts were not significant.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Offsetting Derivative Assets and Liabilities

The following table presents the fair value of derivative instruments recognized in the Company’s condensed consolidated balance sheets as of September 30, 2014 (in thousands):

	Gross Amounts	Gross amounts offset in the balance sheet	Net amounts (1)	Gross amounts not offset in the balance sheet (2)	Net
Assets:
Designated as hedging instruments:
Foreign currency forward contracts	$4,566	$—	$4,566	$(1,596)	$2,970

Not designated as hedging instruments:
Embedded derivatives	6,338	—	6,338	—	6,338
Economic hedges of embedded derivatives	—	—	—	—	—
Foreign currency forward and option contracts	5,711	—	5,711	(1,778)	3,933

	12,049	—	12,049	(1,778)	10,271
Additional netting benefit	—	—	—	(8)	(8)

	$16,615	$—	$16,615	$(3,382)	$13,233

Liabilities:
Designated as hedging instruments:
Foreign currency forward contracts	$1,596	$—	$1,596	$(1,596)	$—

Not designated as hedging instruments:
Embedded derivatives	24	—	24	—	24
Economic hedges of embedded derivatives	496	—	496	—	496
Foreign currency forward and option contracts	1,899	—	1,899	(1,778)	121

	2,419	—	2,419	(1,778)	641
Additional netting benefit	—	—	—	(8)	(8)

	$4,015	$—	$4,015	$(3,382)	$633

(1)	As presented in the Company’s condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.
(2)	The Company enters into master netting agreements with its counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5. Fair Value Measurements

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 were as follows (in thousands):

	Fair value at September 30, 2014	Fair value measurement using
		Level 1	Level 2
Assets:
Cash	$327,877	$327,877	$—
Money market and deposit accounts	26,304	26,304	—
U.S. government securities	116,317	116,317	—
U.S. government agency securities	17,716	—	17,716
Corporate bonds	1,001	—	1,001
Certificates of deposit	9,520	—	9,520
Commercial paper	2,380	—	2,380
Derivative instruments (1)	16,615	—	16,615

	$517,730	$470,498	$47,232

Liabilities:
Derivative instruments (1)	$4,015	$—	$4,015

(1)	Includes embedded derivatives, economic hedges of embedded derivatives and foreign currency forward and options contracts. Amounts are included within other current assets, other assets, other current liabilities and other liabilities in the Company’s accompanying condensed consolidated balance sheet.

The Company did not have any Level 3 financial assets or financial liabilities as of September 30, 2014.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company determined that the major security types held as of September 30, 2014 were primarily cash and money market funds, U.S. government and agency securities, corporate bonds, certificate of deposits and commercial paper. The Company uses the specific identification method in computing realized gains and losses. Short-term and long-term investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income or loss, net of any related tax effect. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades over an extended period of time.

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

During the nine months ended September 30, 2014, the Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis.

6. Related Party Transactions

The Company has several significant stockholders and other related parties that are also customers and/or vendors. The Company’s activity of related party transactions was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues	$2,089	$2,233	$6,416	$17,973
Costs and services	143	132	3,582	4,665

	As of September 30,
	2014	2013
Accounts receivable	$730	$1,938
Accounts payable	—	—

7. Leases

Capital Lease and Other Financing Obligations

Chicago 2 Capital Lease

In August 2014, the Company entered into a lease amendment to extend the lease term of the Company’s Chicago 2 IBX data center (the “Chicago 2 Lease”). The lease was originally accounted for as an operating lease. Pursuant to the accounting standard for leases, the Company reassessed the lease classification of the Chicago 2 Lease as a result of the lease amendment and determined that the lease should be accounted for as a capital lease (the “Chicago 2 Capital Lease”). The Company recorded a capital lease asset and liability totaling approximately $49,971,000 during the three months ended September 30, 2014. Monthly payments under the Chicago 2 Capital Lease will be made through August 2030.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Hong Kong 2 Financing

In July 2014, the Company took possession of additional space where the Company operates its Hong Kong 2 data center. The lease agreement was entered into in March 2014. Pursuant to the accounting standard for lessee’s involvement in asset construction, the Company is considered the accounting owner of the assets during the construction phase due to the building work that the Company undertook. As a result, the Company recorded incremental financed assets and corresponding financing obligation liabilities totaling approximately $15,694,000 during the three months ended September 30, 2014 (the “Hong Kong 2 Financing”). Monthly payments under the Hong Kong 2 IBX Financing will be made through June 2024.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Maturities of Capital Lease and Other Financing Obligations

The Company’s capital lease and other financing obligations are summarized as follows (in thousands):

	Capital lease obligations	Other financing obligations	Total
2014 (3 months remaining)	$13,513	$11,501	$25,014
2015	59,470	53,832	113,302
2016	62,444	58,824	121,268
2017	63,889	59,561	123,450
2018	65,800	62,630	128,430
Thereafter	904,762	582,571	1,487,333

Total minimum lease payments	1,169,878	828,919	1,998,797
Plus amount representing residual property value	—	420,771	420,771
Less estimated building costs	—	(5,745)	(5,745)
Less amount representing interest	(585,817)	(635,518)	(1,221,335)

Present value of net minimum lease payments	584,061	608,427	1,192,488
Less current portion	(11,300)	(8,832)	(20,132)

	$572,761	$599,595	$1,172,356

8. Debt Facilities

Mortgage and Loans Payable

The Company’s mortgage and loans payable consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
U.S. term loan	$110,000	$140,000
ALOG financings	59,317	67,882
Mortgage payable	39,052	43,497
Other loans payable	10,041	1,829

	218,410	253,208
Less current portion	(57,767)	(53,508)

	$160,643	$199,700

Convertible Debt

The Company’s convertible debt consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
3.00% Convertible Subordinated Notes	$178,782	$395,986
4.75% Convertible Subordinated Notes	157,880	373,724

	336,662	769,710
Less amount representing debt discount	(13,905)	(45,508)

	$322,757	$724,202

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In June 2014, the Company entered into an agreement with a note holder to exchange an aggregate of $217,199,000 of the principal amount of the 3.00% Convertible Subordinated Notes for 1,948,578 shares of the Company’s common stock and $5,387,000 in cash, which comprised of accrued interest and a premium. As a result, the Company recognized a loss on debt extinguishment of $4,210,000 during the three months ended June 30, 2014 in its condensed consolidated statement of operations. In the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2014, the premium paid was included within net cash used in financing activities and the accrued interest paid was included within net cash provided by operating activities.

The Company expected the remaining holders of the 3.00% Convertible Subordinated Notes to convert their notes into shares of the Company’s common stock prior to or on the 3.00% Convertible Subordinated Notes maturity date since the Company’s stock price is substantially greater than the base conversion price of the notes. As a result, the principal amount of the 3.00% Convertible Subordinated Notes has been classified as a non-current liability on the Company’s condensed consolidated balance sheet as of September 30, 2014 due to the Company’s expectation to settle the 3.00% Convertible Subordinated Notes in shares of the Company’s common stock instead of cash. The remaining holders of the 3.00% Convertible Subordinated Notes converted their notes in October 2014 (see Note 13).

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

The initial conversion rate is 11.8599 shares of common stock per $1,000 principal amount of 4.75% Convertible Subordinated Notes, subject to adjustment. This represents an initial conversion price of approximately $84.32 per share of common stock. Holders of the 4.75% Convertible Subordinated Notes may convert their notes at any time prior to the close of business on the business day immediately preceding the maturity date under the following circumstances:

•	during any fiscal quarter (and only during that fiscal quarter) ending after December 31, 2009, if the sale price of the Company’s common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, is greater than 130% of the conversion price per share of common stock on such last trading day, which was $109.62 per share (the “Stock Price Condition Conversion Clause”);

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

•	subject to certain exceptions, during the five business day period following any 10 consecutive trading day period in which the trading price of the 4.75% Convertible Subordinated Notes for each day of such period was less than 98% of the product of the sale price of the Company’s common stock and the conversion rate;

•	upon the occurrence of specified corporate transactions described in the 4.75% Convertible Subordinated Notes Indenture, such as a consolidation, merger or binding share exchange in which the Company’s common stock would be converted into cash or property

•	other than securities; or

•	at any time on or after March 15, 2016.

In May and June 2014, the Company entered into agreements with certain note holders to exchange an aggregate of $215,830,000 of the principal amount of the 4.75% Convertible Subordinated Notes for 2,411,851 shares of the Company’s common stock and $51,671,000 in cash, which comprised of accrued interest, a premium and cash paid in lieu of issuing shares for certain note holders’ principal amount. As a result, the Company recognized a loss on debt extinguishment of $46,973,000 during the three months ended June 30, 2014 in its condensed consolidated statement of operations. The loss on debt extinguishment included the premium paid and the excess of the fair value of liability component of the 4.75% Convertible Subordinated Notes over its carrying amount, including debt discount and unamortized debt issuance costs, in accordance with the accounting standard for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). In the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2014, the premium paid and cash paid in lieu of issuing shares to settle a portion of the principal amount were included within net cash used in financing activities and the accrued interest paid was included within net cash provided by operating activities.

In May and June 2014, the Company also amended the capped call transactions (“the Capped Call”) that were entered into upon, but separate from, the issuance of the 4.75% Convertible Subordinated Notes. The Capped Call was amended to provide that early exchanges of the 4.75% Convertible Subordinated Notes would not result in the termination of a relative amount of the Capped Call if the Company did not exercise the Capped Call at the time the 4.75% Convertible Subordinated Notes were exchanged. Instead, the Capped Call will remain outstanding. The amendment to the Capped Call had no impact to the Company’s condensed consolidated financial statements for the nine months ended September 30, 2014, pursuant to the accounting standard for derivative financial instruments indexed to, and potentially settled in, an entity’s own common stock and the accounting standard for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

Holders of the 4.75% Convertible Subordinated Notes were eligible to convert their notes during the three months ended September 30, 2014 and are eligible to convert their notes during the three months ended December 31, 2014, since the Stock Price Condition Conversion Clause was met during the applicable periods. As of September 30, 2014, the Company has the intent and ability to settle the principal amount of any conversions of the 4.75% Convertible Subordinated Notes in shares of the Company’s stock. As a result, the Company determined that the principal amount of the 4.75% Convertible Subordinated Notes should continue to be classified as a non-current liability on the Company’s condensed consolidated balance sheet as of September 30, 2014 due to the Company’s intent and ability to settle the principal amount of the 4.75% Convertible Subordinated Notes in shares of the Company’s common stock instead of

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

cash or a combination of cash and shares of the Company’s common stock. As of September 30, 2014, had the remaining holders of the 4.75% Convertible Subordinated Notes converted their notes, the 4.75% Convertible Subordinated Notes would have been convertible into a maximum of 1,872,552 shares of the Company’s common stock.

Loss on Debt Extinguishment

During the three months ended September 30, 2014 and 2013, no loss on debt extinguishment was recorded. During the nine months ended September 30, 2014, the Company recorded $51,183,000 of loss on debt extinguishment related to the exchanges of the 3.00% Convertible Subordinated Notes and 4.75% Convertible Subordinated Notes, as discussed above. During the nine months ended September 30, 2013, the Company recorded $93,602,000 of loss on debt extinguishment related to the redemption of the $750,000,000 aggregate principal amount of 8.125% senior notes.

Senior Notes

The Company’s senior notes consisted of the following as of (in thousands):

	September 30, 2014	December 31, 2013
5.375% Senior Notes due 2023	$1,000,000	$1,000,000
7.00% Senior Notes due 2021	750,000	750,000
4.875% Senior Notes due 2020	500,000	500,000

	$2,250,000	$2,250,000

Maturities of Debt Facilities

The following table sets forth maturities of the Company’s debt, including mortgage and loans payable, convertible debt and senior notes, as of September 30, 2014 (in thousands):

Year ending:
2014 (3 months remaining)	$196,764
2015	59,117
2016 (1)	220,756
2017	35,055
2018	9,295
Thereafter	2,284,085

$2,805,072

(1)	Gross of $13,905 debt discount from the 4.75% Convertible Subordinated Notes.

Fair Value of Debt Facilities

The following table sets forth the estimated fair values of the Company’s mortgage and loans payable, senior notes and convertible debt, including current maturities, as of (in thousands):

	September 30, 2014	December 31, 2013
Mortgage and loans payable	$224,980	$254,607
Convertible debt	505,814	1,009,744
Senior notes	2,293,583	2,302,290

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company has determined that the inputs used to value its debt facilities fall within Level 2 of the fair value hierarchy.

Interest Charges

The following table sets forth total interest costs incurred and total interest costs capitalized for the periods presented (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest expense	$63,756	$61,957	$199,450	$183,289
Interest capitalized	5,565	2,346	13,050	7,896

Interest charges incurred	$69,321	$64,303	$212,500	$191,185

9. Redeemable Non-Controlling Interests

The following table provides a summary of the activities of the Company’s redeemable non-controlling interests (in thousands):

Balance as of December 31, 2013	$123,902
Net loss attributable to redeemable non-controlling interests	(1,179)
Other comprehensive income attributable to redeemable non-controlling interests	1,810
Net increase in redemption value of non-controlling interests	90,966
Impact of foreign currency translation	1,671
Exercise of vested and outstanding ALOG stock options	8,459
Purchase price of redeemable non-controlling interests	(225,629)

Balance as of September 30, 2014	$—

In July 2014, the Company and Riverwood Capital L.P. (“Riverwood”) entered into a purchase and sale agreement in which the Company acquired Riverwood’s interest in ALOG Data Centers do Brasil S.A. and its subsidiaries (“ALOG”) and the approximate 10% of ALOG owned by ALOG management, which resulted in the Company owning 100% of ALOG. The net purchase price of $225,629,000 consisted of: (i) $216,484,000 of cash paid to Riverwood and ALOG management to acquire their interests in ALOG, (ii) $8,459,000 of cash paid for the common shares of ALOG related to vested and outstanding stock options to purchase common shares of ALOG that were held by ALOG employees and (iii) $686,000 for the assumption of Riverwood’s portion of the contingent consideration in connection with the acquisition of ALOG in 2011. The cash portion of the purchase price was paid on the closing date in July 2014. The net increase in the redemption value of the redeemable non-controlling interests of $90,966,000 and transaction costs of $1,333,000 were recorded in additional paid-in capital.

10. Commitments and Contingencies

Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of September 30, 2014, the Company was contractually committed for $187,670,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of September 30, 2014, such as commitments to purchase power in select locations through the remainder of 2014 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2014 and thereafter. Such other miscellaneous purchase commitments totaled $279,552,000 as of September 30, 2014.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

11. Stockholders’ Equity

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	Balance as of December 31, 2013	Net Change	Balance as of September 30, 2014
Foreign currency translation gain (loss)	$(132,881)	$(106,943)	$(239,824)
Unrealized gain (loss) on cash flow hedges	(1,750)	4,448	2,698
Unrealized gain (loss) on available for sale securities	(257)	(97)	(354)
Other comprehensive loss (income) attributable to redeemable non-controlling interests (1)	21,121	(21,121)	—

	$(113,767)	$(123,713)	$(237,480)

(1)	Includes $1,810 of other comprehensive income attributable to redeemable non-controlling interests for the nine months ended September 30, 2014 and $19,311 of accumulated other comprehensive income reclassified to additional paid-in capital upon the Company’s purchase of the redeemable non-controlling interests in ALOG in July 2014 (Note 9).

Changes in foreign currency exchange rates can have a significant impact to the Company’s consolidated balance sheets (as evidenced above in the Company’s foreign currency translation gain or loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translating into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. As of September 30, 2014, the U.S. dollar was generally stronger relative to certain of the currencies of the foreign countries in which the Company operates. This overall strength of the U.S. dollar had an overall unfavorable impact on the Company’s consolidated financial position because the foreign denominations translated into less U.S. dollars as evidenced by an increase in foreign currency translation loss for the nine months ended September 30, 2014 as reflected in the above table. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which the Company operates could have a significant impact on its consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.

Treasury Stock

During the nine months ended September 30, 2014, the Company repurchased a total of 1,517,743 shares of its common stock in the open market at an average price of $196.32 per share for total consideration of $297,958,000 under a share repurchase program that was approved by the Company’s Board of Directors in December 2013 (the “2013 Share Repurchase Program”). As of September 30, 2014, the Company may purchase up to an additional $153,243,000 in value of the Company’s common stock through December 31, 2014 under this share repurchase program.

During the nine months ended September 30, 2014, the Company reissued a total of 1,704,794 shares of its treasury stock with a total value of $287,863,000, primarily related to the exchanges of the 3.00% Convertible Subordinated Notes and 4.75% Convertible Subordinated Notes.

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

The following table presents, by operating expense category, the Company’s stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of revenues	$2,145	$2,270	$6,243	$5,666
Sales and marketing	7,256	7,250	22,199	19,796
General and administrative	18,261	17,760	58,031	49,848

	$27,662	$27,280	$86,473	$75,310

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Adjusted EBITDA:
Americas	$160,075	$150,304	$467,763	$449,112
EMEA	69,786	57,139	198,342	156,557
Asia-Pacific	54,000	41,002	153,421	131,699

Total adjusted EBITDA	283,861	248,445	819,526	737,368
Depreciation, amortization and accretion expense	(121,349)	(105,534)	(351,033)	(324,326)
Stock-based compensation expense	(27,662)	(27,280)	(86,473)	(75,310)
Restructuring charges	—	—	—	4,837
Acquisition costs	281	(438)	(580)	(6,626)

Income from operations	$135,131	$115,193	$381,440	$335,943

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company also provides the following additional segment disclosures (in thousands):

	Three months ended			Nine months ended
	September 30,			September 30,
	2014	2013		2014		2013
Total revenues:
Americas	$347,412	$319,413		$1,019,701		$938,673
EMEA	161,580	133,254		470,172		380,232
Asia-Pacific	111,449	90,417		315,782		269,184

	$620,441	$543,084		$1,805,655		$1,588,089

Total depreciation and amortization:
Americas	$66,198	$64,001		$188,990		$191,355
EMEA	27,454	24,274		84,875		70,403
Asia-Pacific	26,370	21,626		75,862		64,533

	$120,022	$109,901		$349,727		$326,291

Capital expenditures:
Americas	$77,241	$154,704	(1)	$232,462		$257,817	(1)
EMEA	35,177	42,847	(3)	77,842		91,709	(3)
Asia-Pacific	43,586	45,454	(4)	128,212	(2)	94,969	(4)

	$156,003	$243,005		$438,517		$444,495

(1)	Includes the purchase price for the New York 2 IBX Data Center Purchase, which totaled $73,441.
(2)	Includes the purchase of real estate totaling $16,791.
(3)	Includes the deposit for the purchase of the Frankfurt Kleyer 90 Carrier Hotel totaling $1,353.
(4)	Includes the deposit for ta real estate purchase totaling $891 and purchase price adjustment for the acquisition of Asia Tone totaling $755.

The Company’s long-lived assets are located in the following geographic areas as of (in thousands):

	September 30,	December 31,
	2014	2013
Americas	$2,858,743	$2,549,863
EMEA	1,144,753	1,188,559
Asia-Pacific	979,880	853,228

	$4,983,376	$4,591,650

Revenue information on a services basis is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Colocation	$462,465	$408,569	$1,349,748	$1,201,487
Interconnection	95,648	81,650	273,643	235,994
Managed infrastructure	27,757	24,413	80,997	72,324
Rental	2,566	934	7,909	2,097

Recurring revenues	588,437	515,566	1,712,298	1,511,902
Non-recurring revenues	32,004	27,518	93,357	76,187

	$620,441	$543,084	$1,805,655	$1,588,089

No single customer accounted for 10% or greater of the Company’s revenues for the three and nine months ended September 30, 2014 and 2013. No single customer accounted for 10% or greater of the Company’s gross accounts receivable as of September 30, 2014 and December 31, 2013.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

13. Subsequent Events

On October 15, 2014, the Company settled with the remaining holders of its 3.00% Convertible Subordinated Notes. Approximately $178,741,000 in aggregate principal amount of the 3.00% Convertible Subordinated Notes, plus accrued interest, were converted into 1,595,496 shares of common stock. The remaining 3.00% Convertible Subordinated Notes, plus accrued interest, were settled in cash.

In October 2014, the Company’s Board of Directors declared a special distribution of $416,000,000, or approximately $7.57 per share based on the number of shares outstanding on the declaration date (the “2014 Special Distribution”), to its common stockholders in connection with the Company’s plan to convert to a REIT. The 2014 Special Distribution is payable on November 25, 2014 to the Company’s common stockholders of record as of the close of business on October 27, 2014. Common stockholders can elect to receive payment of the 2014 Special Distribution in the form of stock or cash, with the total cash payment to all stockholders limited to no more than approximately $83,200,000 or 20% of the total distribution. The number of shares to be distributed will be determined based upon common stockholder elections and the average closing price of the Company’s common stock on the three trading days commencing on November 18, 2014.

In October 2014, the Compensation Committee of the Company’s Board of Directors approved amendments to the terms of all outstanding restricted stock units (“RSUs”) granted prior to January 1, 2014 to provide them dividend equivalent rights (“DERs”) in the event of future dividends paid to the Company’s stockholders. The Compensation Committee also approved adjustments for the cash portion of the 2014 Special Distribution for the Company’s outstanding RSUs, stock options and Employee Stock Purchase Plan (“ESPP”) offering periods. Prior to these actions, outstanding equity awards were not entitled to adjustments for the cash portion of the 2014 Special Distribution. Pursuant to the accounting standard for stock compensation, these actions affecting the terms of the awards are considered modifications that will result in incremental stock-based compensation expense.

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

In July 2014, as more fully described in Note 10 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we entered into a purchase and sale agreement with Riverwood Capital L.P. (“Riverwood”) in which we acquired Riverwood’s interest in ALOG and the approximate 10% of ALOG owned by ALOG management, which resulted in us owning 100% of ALOG. The net purchase price of $225.6 million consisted of: (i) $216.5 million of cash paid to Riverwood and ALOG management to acquire their interests in ALOG, (ii) $8.5 million of cash paid for the common shares of ALOG related to vested and outstanding stock options to purchase common shares of ALOG that were held by ALOG employees and (iii) $686,000 for the assumption of Riverwood’s portion of the contingent consideration in connection with the acquisition of ALOG in 2011. The cash portion of the purchase price was paid on the closing date in July 2014.

On October 15, 2014, We settled with the remaining holders of our 3.00% convertible subordinated notes due 2014. Approximately $178.7 million in aggregate principal amount of the notes, plus accrued interest, were converted into 1,595,496 shares of common stock. The remaining notes, plus accrued interest, were settled in cash.

In October 2014, we announced the declaration by our Board of Directors of a special distribution of $416.0 million to our common stockholders in connection with our plan to convert to a real estate investment trust (“REIT”), as more fully described below.

Equinix provides global data center offerings that protect and connect the world’s most valued information assets. Global enterprises, financial services companies and content and network service providers rely upon Equinix’s leading insight and data centers in 32 markets around the world for the safehousing of their critical IT equipment and the ability to directly connect to the networks that enable today’s information-driven economy. Equinix offers the following solutions: (i) premium data center colocation, (ii) interconnection and (iii) exchange and outsourced IT infrastructure services. As of September 30, 2014, we operated or had partner International Business Exchange® (“IBX”) data centers in the Atlanta, Boston, Chicago, Dallas, Denver, Los Angeles, Miami, New York, Philadelphia, Rio De Janeiro, Sao Paulo, Seattle, Silicon Valley, Toronto and Washington, D.C. metro areas in the Americas region; France, Germany, Italy, the Netherlands, Switzerland, the United Arab Emirates and the United Kingdom in the Europe, Middle East and Africa (“EMEA”) region; and Australia, China, Hong Kong, Indonesia, Japan and Singapore in the Asia-Pacific region.

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

Our utilization rate represents the percentage of our cabinet space billing versus net sellable cabinet space available, taking into account power limitations. Our utilization rate was approximately 77% as of September 30, 2014 and September 30, 2013; however, excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our utilization rate would have increased to approximately 79% as of September 30, 2014. Our utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.

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

Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during the past three years, in any given quarter, greater than half of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. During the three and nine months ended September 30, 2014 and 2013, our largest customer accounted for approximately 2% of our recurring revenues for the periods then ended. Our 50 largest customers accounted for approximately 35% of our recurring revenues for the three months ended September 30, 2014 and 2013. For the nine months ended September 30, 2014 and 2013, they accounted for approximately 34% and 35% of our recurring revenues, respectively.

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

Potential REIT Conversion

In September 2012, we announced that our Board of Directors approved a plan for Equinix to pursue conversion to a REIT. We have begun implementation of the REIT conversion, and we plan to make a tax election for REIT status for the taxable year commencing January 1, 2015. Any REIT election made by us must be effective as of the beginning of a taxable year; therefore, as a calendar year taxpayer, if we are unable to convert to a REIT by January 1, 2015, the next possible conversion date would be January 1, 2016.

If we are able to convert to and qualify as a REIT, we will generally be permitted to deduct from federal income taxes the dividends we pay to our stockholders (including, for this purpose, the value of any deemed distribution on account of adjustments to the conversion rate relating to our outstanding debt securities that are convertible into our common stock, provided the deemed distribution is not a preferential dividend). The income represented by such dividends would not be subject to federal taxation at the entity level but would be taxed, if at all, at the stockholder level. Nevertheless, the income of our domestic taxable REIT subsidiaries (“TRSs”), which will hold our U.S. operations that may not be REIT-compliant, will be subject, as applicable, to federal and state corporate income tax. Likewise, our foreign subsidiaries will continue to be subject to foreign income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRSs or through qualified REIT subsidiaries (“QRSs”). We will also be subject to a separate corporate income tax on any gains recognized during a specified period (generally 10 years) following the REIT conversion that are attributable to “built-in” gains with respect to the assets that we own on the date we convert to a REIT.

Our ability to qualify as a REIT will depend upon our continuing compliance following our REIT conversion with various requirements, including requirements related to the nature of our assets, the sources of our income and the distributions to our stockholders. If we fail to qualify as a REIT, we will be subject to federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRS operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules and some may not follow them at all.

The REIT conversion implementation currently includes seeking a private letter ruling (“PLR”) from the U.S. Internal Revenue Service (“IRS”). Our PLR request has multiple components, and our timely conversion to a REIT will require favorable rulings from the IRS on certain technical tax issues. We submitted the PLR request to the IRS in the fourth quarter of 2012. We currently expect to receive a favorable PLR from the IRS in 2014 and combined with Board of Directors approval and completion of other necessary conversion actions, we thereafter would commit to a final REIT conversion plan. Once we reach this commitment, our financial statements for 2014 will reflect the necessary accounting adjustments, including an adjustment to eliminate the U.S. deferred tax assets and liabilities balances discussed below as well as any tax consequences for the shareholder distributions also discussed below.

We currently estimate that we will incur approximately $75.0 to $85.0 million in costs to support the REIT conversion, of which $75.5 million has been incurred to date, in addition to related tax liabilities associated with a change in our methods of depreciating and amortizing various data center assets for tax purposes from our prior methods to current methods that are more consistent with the characterization of such assets as real property for REIT purposes. The total recapture of depreciation and amortization expenses across all relevant assets is expected to result in federal and state tax liability of approximately $360.0 to $380.0 million, which amount became and is generally payable over a four-year period starting in 2012 even if we abandon the REIT conversion for any reason, including failure to obtain a favorable PLR response. To date, we have settled $281.1 million of the estimated federal and state tax liability related to the recapture of depreciation and amortization expenses. Prior to the decision to convert to a REIT, our balance sheet reflected our income tax liability as a non-current deferred tax liability. As a result of the decision to convert to a REIT, our non-current tax liability has been and will continue to be gradually and proportionally reclassified from non-current to current over the four-year period, which started in the third quarter of 2012. The current liability reflects the tax liability that relates to additional taxable income expected to be recognized within the twelve-month period from the date of the balance sheet. If the REIT conversion is successful, we also expect to incur approximately $10.0 million in additional annual compliance costs in future years. We expect to pay between $160.0 to $185.0 million in cash taxes during 2014 which includes taxes on our operations and any tax impacts required by our plan to convert to a REIT.

In accordance with tax rules applicable to REIT conversions, in order for Equinix to be eligible to qualify for taxation as a REIT for federal income tax purposes effective for the taxable year commencing January 1, 2015, we must distribute, on or before December 31, 2015, our previously undistributed accumulated earnings and profits attributable to all taxable periods ending prior to January 1, 2015 (our “Pre-2015 Accumulated E&P”).

On October 16, 2014, we announced the declaration by our Board of Directors of a special distribution of $416.0 million on our shares of common stock, payable in either common stock or cash to, and at the election of, our stockholders of record as of October 27, 2014 (the “Record Date”). Common stockholders can elect to receive payment of the 2014 Special Distribution in the form of stock or cash, with the total cash payment to all stockholders limited to no more than approximately $83.2 million, or 20% of the total distribution. We expect that the value of the 2014 Special Distribution, plus the expected value of the deemed distribution on account of the adjustment to the conversion rate relating to our outstanding 4.75% Convertible Subordinated Notes due June 15, 2016 (the “2016 Convertible Notes”) that will be made as a result of the 2014 Special Distribution (the “2014 Conversion Rate Adjustment”), will exceed our Pre-2015 Accumulated E&P.

In addition, we intend to declare one or more special distributions in 2015 (the “2015 Special Distributions”), which would encompass some extraordinary items of taxable income that we expect to recognize in 2015, such as depreciation recapture in respect of accounting method changes commenced in our pre-REIT period as well as foreign earnings and profits recognized as dividend income. We estimate the aggregate amount of our 2014 Special Distribution and 2015 Special Distributions (collectively, the “Special Distributions”), together with the expected value of the deemed distributions associated with the 2014 Conversion Rate Adjustment and with any adjustments to the conversion rate of the 2016 Convertible Notes resulting from the 2015 Special Distributions (together with the 2014 Conversion Rate Adjustment, the “Conversion Rate Adjustments”), will equal approximately $1.0 to $1.1 billion, but this estimated range may change due to potential changes in certain factors impacting the calculations, such as the actual financial year 2014 performance of the entities to be included in the REIT structure and the impact of any other transactions we may undertake during 2014.

In connection with our contemplated REIT conversion, we expect to reassess the deferred tax assets and liabilities of our U.S. operations to be included in the REIT structure during 2014 at the point in time when it is determined that all significant actions to effect the REIT conversion have occurred and we are committed to that course of action. The reevaluation will result in de-recognizing the deferred tax assets and liabilities of our REIT’s U.S. operations excluding the deferred tax liabilities associated with the depreciation and amortization recapture. The depreciation and amortization recapture is necessary as part of our REIT conversion efforts. The de-recognition of the deferred tax assets and liabilities of our REIT’s U.S. operations will occur because the expected recovery or settlement of the related assets and liabilities will not result in deductible or taxable amounts in any post-REIT conversion periods. As a result of the de-recognition of the aforementioned deferred tax assets and liabilities of our REIT’s U.S. operations and the continuing recognition of deferred tax liabilities associated with the depreciation and amortization recapture to be taxed in 2015, we expect to record a significant income tax provision expense in the fourth quarter of 2014 ranging between $330.0 and $370.0 million.

Results of Operations

Three Months Ended September 30, 2014 and 2013

Revenues. Our revenues for the three months ended September 30, 2014 and 2013 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three months ended September 30,				% change
	2014	%	2013	%	Actual	Constant currency
Americas:
Recurring revenues	$330,683	53%	$306,290	56%	8%	9%
Non-recurring revenues	16,729	3%	13,123	2%	27%	28%

	347,412	56%	319,413	58%	9%	10%

EMEA:
Recurring revenues	152,803	25%	124,470	23%	23%	18%
Non-recurring revenues	8,777	1%	8,784	2%	0%	17%

	161,580	26%	133,254	25%	21%	18%

Asia-Pacific:
Recurring revenues	104,951	17%	84,806	16%	24%	22%
Non-recurring revenues	6,498	1%	5,611	1%	16%	33%

	111,449	18%	90,417	17%	23%	23%

Total:
Recurring revenues	588,437	95%	515,566	95%	14%	14%
Non-recurring revenues	32,004	5%	27,518	5%	16%	25%

	$620,441	100%	$543,084	100%	14%	14%

Americas Revenues. Growth in Americas revenues was primarily due to (i) approximately $15.3 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, Dallas, New York, Rio de Janeiro, São Paulo, Silicon Valley and Washington, D.C.

metro areas and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our utilization rate, as discussed above. During the three months ended September 30, 2014, the U.S. dollar was generally stronger relative to the Canadian dollar and Brazilian real than during the three months ended September 30, 2013, resulting in approximately $3.6 million of unfavorable foreign currency impact to our Americas revenues during the three months ended September 30, 2014 compared to average exchange rates of the three months ended September 30, 2013. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the New York, Philadelphia, Rio De Janeiro, Seattle, Silicon Valley, Toronto, and Washington, D.C. metro areas, which are expected to open during the remainder of 2014 and 2015. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

EMEA Revenues. Our revenues from the U.K., the largest revenue contributor in the EMEA region for the period, represented approximately 36% of the regional revenues, during the three months ended September 30, 2014 and 2013. Our EMEA revenue growth was primarily due to (i) approximately $9.1 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Frankfurt and London metro areas and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our utilization rate, as discussed above. During the three months ended September 30, 2014, the impact of foreign currency fluctuations resulted in approximately $4.5 million of favorable foreign currency impact to our EMEA revenues primarily due to a generally weaker U.S. dollar relative to the British pound and Euro during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. We expect that our EMEA revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Amsterdam, London and Paris metro areas, which are expected to open during the remainder of 2014 and 2015. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 38% and 35%, respectively, of the regional revenues for the three months ended September 30, 2014 and 2013. Our Asia-Pacific revenue growth was primarily due to (i) approximately $17.8 million of revenue generated from our recently-opened IBX data center expansions in the Hong Kong, Osaka, Singapore, Sydney and Tokyo metro areas and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our utilization rate, as discussed above. During the three months ended September 30, 2014, the impact of foreign currency fluctuations to our Asia-Pacific revenues was not significant when compared to average exchange rates of the three months ended September 30, 2013. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX data center expansions and additional expansions currently taking place in the Melbourne, Osaka, Shanghai, Singapore and Tokyo metro areas, which are expected to open during the remainder of 2014, 2015 and 2016. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, or changes or amendments to customers’ contracts.

Cost of Revenues. Our cost of revenues for the three months ended September 30, 2014 and 2013 were split among the following geographic regions (dollars in thousands):

	Three months ended September 30,				% change
	2014	%	2013	%	Actual	Constant currency
Americas	$154,977	51%	$144,316	54%	7%	9%
EMEA	83,704	28%	69,963	26%	20%	17%
Asia-Pacific	65,371	21%	54,681	20%	20%	20%

Total	$304,052	100%	$268,960	100%	13%	13%

	Three months ended September 30,
	2014	2013
Cost of revenues as a percentage of revenues:
Americas	45%	45%
EMEA	53%	53%
Asia-Pacific	62%	60%
Total	50%	50%

Americas Cost of Revenues. Our Americas cost of revenues for the three months ended September 30, 2014 and 2013 included $55.1 million and $54.7 million, respectively, of depreciation expense. Excluding depreciation expense, the increase in our Americas cost of revenues was primarily due to (i) approximately $5.5 million of higher accretion expenses as a result of the reversal of asset retirement obligations during the three months ended September 2013 associated with the execution of certain lease amendments; (ii) $3.0 million of higher costs associated with certain custom services provided to our customers; (iii) $2.8 million of higher compensation costs including general salaries, bonuses, stock-based compensation and headcount growth (942 employees included in Americas cost of revenues as of September 30, 2014 versus 898 as of September 30, 2013) and (iv) $2.4 million of higher utility costs to support revenue growth, partially offset by $3.6 million of lower rent and facility costs primarily as a result of either certain leases no longer being subject to operating lease treatment or the purchase of previously-leased sites. During the three months ended September 30, 2014, the impact of foreign currency fluctuations to our Americas cost of revenues resulted in approximately $2.6 million of favorable foreign currency impact to our Americas cost of revenues primarily due to generally stronger U.S. dollar relative to the Canadian dollar and Brazilian real during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. We expect Americas cost of revenues to increase as we continue to grow our business.

EMEA Cost of Revenues. Our EMEA cost of revenues for the three months ended September 30, 2014 and 2013 included $23.5 million and $21.1 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX data center expansion activity and acquisitions. Excluding depreciation expense, the increase in our EMEA cost of revenues was primarily due to (i) $4.8 million of higher utility costs and rent facility costs in support of our revenue growth and (ii) $2.5 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (446 employees included in EMEA cost of revenues as of September 30, 2014 versus 388 as of September 30, 2013). During the three months ended September 30, 2014, the impact of foreign currency fluctuations to our EMEA cost of revenues resulted in approximately $2.0 million of net unfavorable foreign currency impact to our EMEA cost of revenues primarily due to a generally weaker U.S. dollar relative to the British pound and Euro during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. We expect EMEA cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Our Asia-Pacific cost of revenues for the three months ended September 30, 2014 and 2013 included $25.1 million and $20.4 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX data center expansion activity. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily due to $3.3 million of higher utility costs and higher rent and facility in support of our revenue growth. For the three months ended September 30, 2014, the impact of foreign currency fluctuations to our Asia-Pacific cost of revenues was not significant when compared to average exchange rates of the three months ended September 30, 2013. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended September 30, 2014 and 2013 were split among the following geographic regions (dollars in thousands):

	Three months ended September 30,				% change
	2014	%	2013	%	Actual	Constant currency
Americas	$41,238	57%	$35,594	58%	16%	19%
EMEA	19,874	28%	16,340	26%	22%	16%
Asia-Pacific	11,073	15%	9,685	16%	14%	14%

Total	$72,185	100%	$61,619	100%	17%	17%

	Three months ended September 30,
	2014	2013
Sales and marketing expenses as a percentage of revenues:
Americas	12%	11%
EMEA	12%	12%
Asia-Pacific	10%	11%
Total	12%	11%

Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to $6.0 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (440 Americas sales and marketing employees as of September 30, 2014 versus 387 as of September 30, 2013) and higher advertising, promotion, travel, recruiting, training and professional service fees associated with increased headcount and additional marketing programs spend. During the three months ended September 30, 2014, the impact of foreign currency fluctuations to our Americas sales and marketing expenses was not significant when compared to average exchange rates of the three months ended September 30, 2013. Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Americas sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in Americas sales and marketing initiatives, we believe our Americas sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.

EMEA Sales and Marketing Expenses. The increase in our EMEA sales and marketing expenses was primarily due to $2.2 million of higher sales commissions as a result of stronger revenue growth and changes in the sales commission structure. For the three months ended September 30, 2014, the impact of foreign currency fluctuations to our EMEA sales and marketing expenses was not significant when compared to average exchange rates of the three months ended September 30, 2013. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenue. Although we anticipate that we will continue to invest in EMEA sales and marketing initiatives, we believe our EMEA sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (146 Asia-Pacific sales and marketing employees as of September 30, 2014 versus 125 as of September 30, 2013). For the three months ended September 30, 2014, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the three months ended September 30, 2013. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Asia-Pacific sales and marketing expenses have increased. Although we anticipate that we will continue to invest in Asia-Pacific sales and marketing initiatives, we believe our Asia-Pacific sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

General and Administrative Expenses. Our general and administrative expenses for the three months ended September 30, 2014 and 2013 were split among the following geographic regions (dollars in thousands):

	Three months ended September 30,				% change
	2014	%	2013	%	Actual	Constant currency
Americas	$78,864	72%	$68,729	71%	15%	14%
EMEA	19,154	18%	17,911	18%	7%	2%
Asia-Pacific	11,336	10%	10,234	11%	11%	11%

Total	$109,354	100%	$96,874	100%	13%	11%

	Three months ended September 30,
	2014	2013
General and administrative expenses as a percentage of revenues:
Americas	23%	22%
EMEA	12%	13%
Asia-Pacific	11%	11%
Total	18%	18%

Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $6.0 million of higher travel and office expenses, and compensation costs, including general salaries and bonuses, as a result of headcount growth (729 Americas general and administrative employees as of September 30, 2014 versus 691 as of September 30, 2013) and (ii) $2.0 million of higher depreciation expense associated with the implementation of the ERP system and certain systems to support the REIT conversion process. During the three months ended September 30, 2014, the impact of foreign currency fluctuations to our Americas general and administrative expenses was not significant when compared to average exchange rates for the three months ended September 30, 2013. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments into improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. Going forward, although we are carefully monitoring our spending, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including these investments in our back office systems and the REIT conversion process.

EMEA General and Administrative Expenses. The increase in our EMEA general and administrative expenses was primarily due to $2.0 million of higher compensation costs, including general salaries, bonus, stock-based compensation and headcount growth (339 EMEA general and administrative employees as of September 30, 2014 versus 298 as of September 30, 2013). During the three months ended September 30, 2014, the impact of foreign currency fluctuations to our EMEA general and administrative expenses was not significant when compared to average exchange rates for the three months ended September 30, 2013. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change and the impact of foreign currency fluctuations to our Asia-Pacific general and administrative expenses for the three months ended September 30, 2014 was not significant when compared to average exchange rates of the three months ended September 30, 2013. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Acquisition Costs. During the three months ended September 30, 2014, we reversed acquisition costs totaling $281,000 primarily attributed to Americas region. During the three months ended September 2013, we recorded acquisition costs totaling $438,000, primarily attributed to EMEA region.

Interest Income. Interest income was $356,000 and $929,000, respectively, for the three months ended September 30, 2014 and 2013. The average annualized yield for the three months ended September 30, 2014 was 0.24% versus 0.27% for the three months ended September 30, 2013. We expect interest income to decrease as a result of changes to our investment profile in both allocation of securities and a focus on greater liquidity in preparation for the Company’s conversion to a REIT. We also expect lower interest income as a result of lower invested cash balances associated with our conversion to a REIT.

Interest Expense. Interest expense increased to $63.8 million for the three months ended September 30, 2014 from $62.0 million for the three months ended September 30, 2013. This increase in interest expense was primarily due to the impact of additional financings such as various capital lease and other financing obligations to support our expansion projects. During the three months ended September 30, 2014 and 2013, we capitalized $5.6 million and $2.3 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur lower interest expense as a result of the exchanges of the 4.75% convertible subordinated notes and 3.00% convertible subordinated notes completed during the three months ended June 30, 2014, and the maturity of the 3.00% convertible subordinated notes in October 2014. However, we may incur additional indebtedness to support our growth, resulting in higher interest expense.

Other Income (Expense). We recorded $1.8 million and $985,000, respectively, of other income, for the three months ended September 30, 2014 and 2013, primarily due to foreign currency exchange gains during the periods.

Income Taxes. For the three months ended September 30, 2014 and 2013, we recorded $30.6 million and $12.4 million, respectively, of income tax expenses. We expect to recognize a larger income tax provision in 2014 due to the higher profitability than that of the prior year and certain jurisdictions becoming profitable in 2014, which incurred losses in prior years. Our effective tax rates were 41.6 % and 22.5%, respectively, for the three months ended September 30, 2014 and 2013. The higher effective tax rate in 2014 is primarily due to the higher profitability than that of the prior year and some one-time benefits in 2013 which are not available in the current year. The cash taxes for 2014 and 2013 are primarily for U.S. federal and state income taxes and foreign income taxes in certain foreign jurisdictions. In connection with our planned REIT conversion, we expected to reassess the deferred tax assets and liabilities of our U.S. operations to be included in the REIT structure during 2014 at the point in time when it is determined that all significant actions to effect the REIT conversion have occurred and we are committed to that course of action. We expected the re-evaluation will result in de-recognizing the deferred tax assets and liabilities of those operations that will be in the REIT during the three months ended December 31, 2014, which we estimate will result in between $330.0 and $370.0 million in incremental income tax expense in the fourth quarter of 2014.

Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the performance of our segments, measure the operational cash generating abilities of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges and acquisition costs. Our adjusted EBITDA for the three months ended September 30, 2014 and 2013 were split among the following geographic regions (dollars in thousands):

	Three months ended September 30,				% change
	2014	%	2013	%	Actual	Constant currency
Americas	$160,075	56%	$150,304	60%	7%	7%
EMEA	69,786	25%	57,139	23%	22%	22%
Asia-Pacific	54,000	19%	41,002	17%	32%	31%

Total	$283,861	100%	$248,445	100%	14%	15%

Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. For the three months ended September 30, 2014, the impact of foreign currency fluctuations to our Americas adjusted EBITDA was not significant when compared to average exchange rates of the three months ended September 30, 2013.

EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as result of our IBX data center expansion activity and organic growth as described above, partially offset by higher adjusted operating expenses as a percentage of revenues primarily attributable to higher cost of revenues, utilities costs, rent and facilities costs. For the three months ended September 30, 2014, the impact of foreign currency fluctuations to our EMEA adjusted EBITDA was not significant when compared to average exchange rates of the three months ended September 30, 2013.

Asia-Pacific Adjusted EBITDA. The increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as result of our IBX data center expansion activity and organic growth as described above, partially offset by higher adjusted operating expenses as a percentage of revenues primarily attributable to higher cost of revenues, utilities costs and compensation costs, including general salaries, bonuses and headcount growth to support our growth. For the three months ended September 30, 2014, the impact of foreign currency fluctuations to our Asia-Pacific adjusted EBITDA was not significant when compared to average exchange rates of the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 and 2013

Revenues. Our revenues for the nine months ended September 30, 2014 and 2013 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Nine months ended September 30,				% change
	2014	%	2013	%	Actual	Constant currency
Americas:
Recurring revenues	$970,815	54%	$901,490	57%	8%	9%
Non-recurring revenues	48,886	3%	37,183	2%	31%	32%

	1,019,701	57%	938,673	59%	9%	10%

EMEA:
Recurring revenues	443,553	25%	356,394	22%	24%	19%
Non-recurring revenues	26,619	0%	23,838	2%	12%	10%

	470,172	26%	380,232	24%	24%	18%

Asia-Pacific:
Recurring revenues	297,930	16%	254,018	16%	17%	20%
Non-recurring revenues	17,852	1%	15,166	1%	18%	26%

	315,782	17%	269,184	17%	17%	20%

Total:
Recurring revenues	1,712,298	95%	1,511,902	95%	13%	13%
Non-recurring revenues	93,357	5%	76,187	5%	23%	24%

	$1,805,655	100%	$1,588,089	100%	14%	14%

Americas Revenues. Growth in Americas revenues was primarily due to (i) approximately $34.6 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, Dallas, New York, Rio de Janeiro, São Paulo, Silicon Valley and Washington, D.C. metro areas, (ii) a $2.2 million increase in revenue related to early termination fees and (iii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our utilization rate, as discussed above. During the nine months ended September 30, 2014, the U.S. dollar was generally stronger relative to the Canadian dollar and Brazilian real than during the nine months ended September 30, 2013, resulting in approximately $15.5 million of unfavorable foreign currency impact to our Americas revenues during the nine months ended September 30, 2014 when compared to average exchange rates of the nine months ended September 30, 2013. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the New York, Philadelphia, Rio De Janeiro, Seattle, Silicon Valley, Toronto, and Washington, D.C. metro areas, which are expected to open during the remainder of 2014 and 2015. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

EMEA Revenues. Our revenues from the U.K., the largest revenue contributor in the EMEA region for the period, represented approximately 36% of the regional revenues during the nine months ended September 30, 2014 and 2013. Our EMEA revenue growth was primarily due to (i) approximately $33.7 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Frankfurt and London metro areas and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our utilization rate, as discussed above. During the nine months ended September 30, 2014, the impact of foreign currency fluctuations resulted in approximately $21.0 million of favorable foreign currency impact to our EMEA revenues primarily due to a generally weaker U.S. dollar relative to the British pound and Euro during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. We expect that our EMEA revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Amsterdam, London and Paris metro areas, which are expected to open during the remainder of 2014 and 2015. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 38% and 35%, respectively, of the regional revenues for the nine months ended September 30, 2014 and 2013. Our Asia-Pacific revenue growth was primarily due to (i) approximately $36.8 million of revenue generated from our recently-opened IBX data center expansions in the Hong Kong, Osaka, Singapore, Sydney and Tokyo metro areas and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our utilization rate, as discussed above. During the nine months ended September 30, 2014, the U.S. dollar was generally stronger relative to the Australian dollar, Japanese yen and Singapore dollar, than during the nine months ended September 30, 2013, resulting in approximately $7.9 million of unfavorable foreign currency impact to our Asia-Pacific revenues during the nine months ended September 30, 2014 when compared to average exchange rates of the nine months ended September 30, 2013. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX data center expansions and additional expansions currently taking place in the Melbourne, Osaka, Shanghai, Singapore and Tokyo metro areas, which are expected to open during the remainder of 2014, 2015 and 2016. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, or changes or amendments to customers’ contracts.

Cost of Revenues. Our cost of revenues for the nine months ended September 30, 2014 and 2013 were split among the following geographic regions (dollars in thousands):

	Nine months ended September 30,				% change
	2014	%	2013	%	Actual	Constant currency
Americas	$445,682	50%	$434,012	55%	3%	5%
EMEA	251,689	29%	201,912	25%	25%	20%
Asia-Pacific	187,065	21%	158,736	20%	18%	21%

Total	$884,436	100%	$794,660	100%	11%	12%

	Nine months ended September 30,
	2014	2013
Cost of revenues as a percentage of revenues:
Americas	44%	46%
EMEA	54%	53%
Asia-Pacific	59%	59%
Total	49%	50%

Americas Cost of Revenues. Our Americas cost of revenues for the nine months ended September 30, 2014 and 2013 included $158.4 million and $162.8 million, respectively, of depreciation expense. The decrease in depreciation expense was primarily due to lower depreciation expense resulting from the increase in the useful lives of certain fixed assets when we entered into lease amendments to extend the lease term for certain IBX data centers, partially offset by an increase in depreciation expense due to our IBX data center expansion activity. Excluding depreciation expense, the increase in our Americas cost of revenues was primarily due to (i) $11.1 million of higher utility costs in support of our revenue growth; (ii) $6.3 million of higher compensation costs, including general salaries, bonus, stock-based compensation and headcount growth (942 employees included in America cost of revenues as of September 30, 2014 versus 898 as of September 30, 2013); (iii) $6.1 million of higher costs associated with certain custom services provided to our customers; and (iv) $3.1 million of higher accretion expense as a result of reversal of asset retirement obligations during the nine months ended September 30, 2013 associated with execution of certain lease amendments; partially offset by $12.0 million of lower rent and facility costs primarily as a result of either certain leases no longer being subject to operating lease treatment or the purchase of previously-leased sites. During the nine months ended September 30, 2014, the impact of foreign currency fluctuations to our Americas cost of revenues resulted in approximately $10.6 million of favorable foreign currency impact to our Americas cost of revenues primarily due to a generally stronger U.S. dollar relative to the Canadian dollar and Brazilian real during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. We expect Americas cost of revenues to increase as we continue to grow our business.

EMEA Cost of Revenues. Our EMEA cost of revenues for the nine months ended September 30, 2014 and 2013 included $73.1 million and $60.7 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX data center expansion activity and acquisitions. Excluding depreciation expense, the increase in our EMEA cost of revenues was primarily due to (i) $22.2 million of higher utility, rent and facilities costs in support of our revenue growth; (ii) $8.3 million of higher professional fees and higher compensation costs, including general salaries, bonus, stock-based compensation and headcount growth (446 employees included in EMEA cost of revenue as of September 30, 2014 versus 388 as of September 30, 2013) to support our growth; and (iii) $5.9 million of higher costs associated with certain custom services provided to our customers and repairs and maintenance costs. During the nine months ended September 30, 2014, the impact of foreign currency fluctuations to our EMEA cost of revenues resulted in approximately $10.4 million of net unfavorable foreign currency impact to our EMEA cost of revenues primarily due to a generally weaker U.S. dollar relative to the British pound and Euro during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. We expect EMEA cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Our Asia-Pacific cost of revenues for the nine months ended September 30, 2014 and 2013 included $72.5 million and $61.0 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX data center expansion activity. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily due to $10.7 million of higher utility, repair and maintenance costs, as well as rent and facilities costs in support of our revenue growth. During the nine months ended September 30, 2014, the impact of foreign currency fluctuations to our Asia-Pacific cost of revenues resulted in approximately $4.9 million of net favorable foreign currency impact to our Asia-Pacific cost of revenues primarily due to a generally stronger U.S. dollar relative to Australian dollar, Japanese yen and Singapore dollar during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the nine months ended September 30, 2014 and 2013 were split among the following geographic regions (dollars in thousands):

	Nine months ended September 30,				% change
	2014	%	2013	%	Actual	Constant currency
Americas	$125,095	59%	$105,148	59%	19%	21%
EMEA	58,872	27%	49,408	27%	19%	13%
Asia-Pacific	30,900	14%	24,817	14%	25%	27%

Total	$214,867	100%	$179,373	100%	20%	19%

	Nine months ended September 30,
	2014	2013
Sales and marketing expenses as a percentage of revenues:
Americas	12%	11%
EMEA	13%	13%
Asia-Pacific	10%	9%
Total	12%	11%

Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to $12.3 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (440 Americas sales and marketing employees as of September 30, 2014 versus 387 as of September 30, 2013) and $6.6 million of higher recruiting, travel, advertising and professional fees associated with increased headcount and additional marketing programs spend. During the nine months ended September 30, 2014, the impact of foreign currency fluctuations to our Americas sales and marketing expenses was not significant when compared to average exchange rates of the nine months ended September 30, 2013. Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Americas sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in Americas sales and marketing initiatives, we believe our Americas sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.

EMEA Sales and Marketing Expenses. The increase in our EMEA sales and marketing expenses was primarily due to (i) $5.0 million of higher compensation costs, including sales compensation, general salaries, bonuses and stock-based compensation expense as a result of our revenue growth and changes in the sales commission structure, and (ii) $2.6 million of higher professional fees to support our revenue growth. During the nine months ended September 30, 2014, the impact of foreign currency fluctuations to our EMEA sales and marketing expenses resulted in approximately $2.6 million of net unfavorable foreign currency impact to our EMEA sales and marketing expenses primarily due to a generally weaker U.S. dollar relative to the British pound and Euro during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenue, such as the hiring of additional headcount and new product innovation efforts. Although we anticipate that we will continue to invest in EMEA sales and marketing initiatives, we believe our EMEA sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to $5.7 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (146 Asia-Pacific sales and marketing employees as of September 30, 2014 versus 125 as of September 30, 2013). For the nine months ended September 30, 2014, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the nine months ended September 30, 2013. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Asia-Pacific sales and marketing expenses have increased. Although we anticipate that we will continue to invest in Asia-Pacific sales and marketing initiatives, we believe our Asia-Pacific sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

General and Administrative Expenses. Our general and administrative expenses for the nine months ended September 30, 2014 and 2013 were split among the following geographic regions (dollars in thousands):

	Nine months ended September 30,				% change
	2014	%	2013	%	Actual	Constant currency
Americas	$236,287	73%	$194,988	71%	21%	22%
EMEA	56,712	17%	53,052	19%	7%	1%
Asia-Pacific	31,333	10%	28,284	10%	11%	12%

Total	$324,332	100%	$276,324	100%	17%	17%

	Nine months ended September 30,
	2014	2013
General and administrative expenses as a percentage of revenues:
Americas	23%	21%
EMEA	12%	14%
Asia-Pacific	10%	11%
Total	18%	17%

Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $18.7 million of higher recruiting, training, travel, office expenses and professional fees to support our growth and REIT conversion process, and (ii) $17.6 million of higher compensation costs, including general salaries and bonuses as a result of headcount growth (729 Americas general and administrative employees as of September 30, 2014 versus 691 as of September 30, 2013). During the nine months ended September 30, 2014, the impact of foreign currency fluctuations to our Americas general and administrative expenses resulted in approximately $2.1 million of favorable foreign currency impact to our Americas general and administrative expenses primarily due to a generally stronger U.S. dollar relative to the Canadian dollar and Brazilian real during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments into improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. We are also incurring costs to support our REIT conversion process. Collectively, these investments in our back office systems and our REIT conversion process have resulted in increased professional fees. Going forward, although we are carefully monitoring our spending, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including these investments in our back office systems and the REIT conversion process.

EMEA General and Administrative Expenses. The increase in our EMEA general and administrative expenses was primarily due to $4.4 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (339 EMEA general and administrative employees as of September 30, 2014 versus 298 as of September 30, 2013). During the nine months ended September 30, 2014, the impact of foreign currency fluctuations to our EMEA general and administrative expenses resulted in approximately $2.8 million of net unfavorable foreign currency impact to our EMEA general and administrative expenses primarily due to a generally weaker U.S. dollar relative to the British pound and Euro during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to $2.9 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (219 Asia-Pacific general and administrative employees as of September 30, 2014 versus 203 as of September 30, 2013). For the nine months ended September 30, 2014, the impact of foreign currency fluctuations to our Asia-Pacific general and administrative expenses was not significant when compared to average exchange rates of the nine months ended September 30, 2013. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Acquisition Costs. During the nine months ended September 30, 2014 and 2013, we recorded acquisition costs totaling $580,000 and $6.6 million, respectively, primarily attributed to the Americas region.

Interest Income. Interest income was $2.5 million and $2.6 million, respectively, for the nine months ended September 30, 2014 and 2013. The average annualized yield for the nine months ended September 30, 2014 was 0.36% versus 0.27% for the nine months ended September 30, 2013. We expect interest income to decrease as a result of changes to our investment profile in both allocation of securities and a focus on greater liquidity in preparation for the Company’s conversion to a REIT. We also expect lower interest income as a result of lower invested cash balances associated with our conversion to a REIT.

Interest Expense. Interest expense increased to $199.5 million for the nine months ended September 30, 2014 from $183.3 million for the nine months ended September 30, 2013. This increase in interest expense was primarily due to the impact of our $1.5 billion senior notes offering in March 2013 and $21.8 million of higher interest expense from various capital lease and other financing obligations to support our expansion projects, which was partially offset by the redemption of our 8.125% senior notes in April 2013. During the nine months ended September 30, 2014 and 2013, we capitalized $13.0 million and $7.9 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur lower interest expense as a result of the exchanges of the 4.75% convertible subordinated notes and 3.00% convertible subordinated notes completed during the three months ended June 30, 2014, and the maturity of the remaining principal amount of 3.00% convertible subordinated notes in October 2014. However, we may incur additional indebtedness to support our growth, resulting in higher interest expense.

Other Income (Expense). We recorded $3.2 million and $3.3 million of other income, respectively, for the nine months ended September 30, 2014 and 2013, primarily due to foreign currency exchange gains during the periods.

Loss on Debt Extinguishment. During the nine months ended September 30, 2014, we recorded a $51.2 million loss on debt extinguishment as a result of the exchanges of the 3.00% convertible subordinated notes and 4.75% convertible subordinated notes. During the nine months ended September 30, 2013, we recorded a $93.6 million loss on debt extinguishment as a result of the redemption of our $750.0 million 8.125% senior notes.

Income Taxes. For the nine months ended September 30, 2014 and 2013, we recorded $42.1 million and $14.2 million of income tax expenses, respectively. We expect to recognize a larger income tax provision in 2014 due to the higher profitability than that of the prior year and certain jurisdictions becoming profitable in 2014, which incurred losses in prior year. Our effective tax rates were 30.9 % and 21.8%, respectively, for the nine months ended September 30, 2014 and 2013. The higher effective tax rate in 2014 is primarily due to the higher profitability than that of the prior year and some one-time benefits in 2013 which are not available in the current year. The cash taxes for 2014 and 2013 are primarily for U.S. federal and state income taxes and foreign income taxes in certain foreign jurisdictions. In connection with our planned REIT conversion, we expected to reassess the deferred tax assets and liabilities of our U.S. operations to be included in the REIT structure during 2014 at the point in time when it is determined that all significant actions to effect the REIT conversion have occurred and we are committed to that course of action. We expected the re-evaluation will result in de-recognizing the deferred tax assets and liabilities of our REIT’s operations during the three months ended December 31, 2014, which we estimate will result in between $330.0 and $370.0 million in incremental income tax expense in 2014.

Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the performance of our segments, measure the operational cash generating abilities of our segments and develop regional growth strategies such as IBX data center expansion decisions. Our adjusted EBITDA for the nine months ended September 30, 2014 and 2013 were split among the following geographic regions (dollars in thousands):

	Nine months ended September 30,				% change
	2014	%	2013	%	Actual	Constant currency
Americas	$467,763	57%	$449,112	61%	4%	5%
EMEA	198,342	24%	156,557	21%	27%	22%
Asia-Pacific	153,421	19%	131,699	18%	16%	20%

Total	$819,526	100%	$737,368	100%	11%	11%

Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. During the nine months ended September 30, 2014, currency fluctuations resulted in approximately $5.7 million of unfavorable foreign currency impact on our Americas adjusted EBITDA primarily due to the generally stronger U.S. dollar relative to the Brazilian real and Canadian dollar during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as result of our IBX data center expansion activity and organic growth as described above, partially offset by higher adjusted operating expenses as a percentage of revenues primarily attributable to higher cost of revenues, utilities costs, rent and facilities costs. During the nine months ended September 30, 2014, currency fluctuations resulted in approximately $9.1 million of net favorable foreign currency impact to our EMEA adjusted EBITDA primarily due to generally weaker U.S. dollar relative to the Euro and British pound during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Asia-Pacific Adjusted EBITDA. The increase in our Asia-Pacific adjusted EBITDA was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above, partially offset by higher adjusted operating expenses as a percentage of revenues primarily attributable to higher cost of revenues, utilities costs, rent and facilities costs. The U.S. dollar was generally stronger relative to the Australian dollar, Japanese yen and Singapore dollar compared to the nine months ended September 30, 2013, resulting in approximately $4.0 million of net unfavorable foreign currency impact to our Asia-Pacific adjusted EBITDA during the nine months ended September 30, 2014 when compared to average exchange rates of the nine months ended September 30, 2013.

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

We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges and acquisition costs as presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Income from operations	$135,131	$115,193	$381,440	$335,943
Depreciation, amortization, and accretion expense	121,349	105,534	351,033	324,326
Stock-based compensation expense	27,662	27,280	86,473	75,310
Restructuring charges	—	—	—	(4,837)
Acquisition costs	(281)	438	580	6,626

Adjusted EBITDA	$283,861	$248,445	$819,526	$737,368

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

Constant Currency Presentation

Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies such as the Brazilian real, British pound, Canadian dollar, Euro, Swiss franc, Australian dollar, Hong Kong dollar, Japanese yen, Singapore dollar and United Arab Emirates dirham. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities with functional currencies other than the U.S. dollar are converted into U.S. dollars at the exchange rates in effect for the comparable prior period rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the three months ended September 30, 2013 are used as exchange rates for the three months ended September 30, 2014 when comparing the three months ended September 30, 2014 with the three months ended September 30, 2013 and average rates in effect for the nine months ended September 30, 2013 are used as exchange rates for the nine months ended September 30, 2014 when comparing the nine months ended September 30, 2014 with the nine months ended September 30, 2013).

Liquidity and Capital Resources

As of September 30, 2014, our total indebtedness was comprised of (i) convertible debt principal totaling $336.7 million from our 3.00% convertible subordinated notes and our 4.75% convertible subordinated notes (gross of discount) and (ii) non-convertible debt and financing obligations totaling $3.7 billion consisting of (a) $2.3 billion of principal from our 7.00%, 5.375% and 4.875% senior notes, (b) $218.4 million of principal from our mortgage and loans payable and (c) $1.2 billion from our capital lease and other financing obligations.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, payment of tax liabilities related to the decision to convert to a REIT (see below), payment of the cash portion of the Special Distributions and completion of our publicly-announced expansion projects. As of September 30, 2014, we had $501.1 million of cash, cash equivalents and short-term and long-term investments, of which approximately $283.9 million was held in the U.S. We believe that our current expansion activities can be funded with our U.S.-based cash and cash equivalents and investments. Our primary source of cash are customer collections, our investment portfolio, additional liquidity available to us from the $550.0 million revolving credit facility that forms part of our $750.0 million credit facility, referred to as the U.S. financing, and any further financing activities we may pursue. While we believe we have a strong customer base and have continued to experience relatively strong collections, if the current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity.

As of September 30, 2014, we had 22 irrevocable letters of credit totaling $36.3 million issued and outstanding under the U.S. revolving credit line; as a result, we had a total of approximately $513.7 million of additional liquidity available to us under the U.S. revolving credit line. While we believe we have sufficient liquidity and capital resources to meet our current operating requirements, payment of the cash portion of the Special Distributions and to complete our publicly-announced IBX data center expansion plans, we may pursue additional expansion opportunities, primarily the build out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions, and have also announced our planned conversion to a REIT (see below). While we expect to fund these plans with our existing resources, additional financing, either debt or equity, may be required to pursue certain new or unannounced additional plans, including acquisitions. However, if current market conditions were to deteriorate, we may be unable to secure additional financing or any such additional financing may only be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.

Impact of REIT Conversion

We currently estimate that we will incur approximately $75.0 to $85.0 million in costs to support the REIT conversion, of which $75.5 million has been incurred to date, in addition to related tax liabilities associated with a change in our methods of depreciating and amortizing various data center assets for tax purposes from our prior methods to current methods that are more consistent with the characterization of such assets as real property for REIT purposes. The total recapture of depreciation and amortization expenses across all relevant assets is expected to result in federal and state tax liability of approximately $360.0 to $380.0 million, which amount became and is generally payable over a four-year period starting in 2012 even if we abandon the REIT conversion for any reason, including failure to obtain a favorable PLR response. To date, we have settled $281.1 million of the estimated federal and state tax liability related to the recapture of depreciation and amortization expenses. Prior to the decision to convert to a REIT, our balance sheet reflected our income tax liability as a non-current deferred tax liability. As a result of the decision to convert to a REIT, our non-current tax liability has been and will continue to be gradually and proportionally reclassified from non-current to current over the four-year period, which started in the third quarter of 2012. The current liability reflects the tax liability that relates to additional taxable income expected to be recognized within the twelve-month period from the date of the balance sheet. If the REIT conversion is successful, we also expect to incur approximately $10.0 million in additional annual compliance costs in future years. We expect to pay between $160.0 to $185.0 million in cash taxes during 2014 which includes taxes on our operations and any tax impacts required by our plan to convert to a REIT.

In accordance with tax rules applicable to REIT conversions, in order for Equinix to be eligible to qualify for taxation as a REIT for federal income tax purposes effective for the taxable year commencing January 1, 2015, we must distribute, on or before December 31, 2015, our Pre-2015 Accumulated E&P.

On October 16, 2014, we announced the declaration by our Board of Directors of the 2014 Special Distribution, payable in either common stock or cash to, and at the election of, our stockholders of record as of the Record Date. Common stockholders can elect to receive payment of the 2014 Special Distribution in the form of stock or cash, with the total cash payment to all stockholders limited to no more than approximately $83.2 million, or 20% of the total distribution. We expect that the value of the 2014 Special Distribution, plus the expected value of the deemed distribution associated with the 2014 Conversion Rate Adjustment, will exceed our Pre-2015 Accumulated E&P.

In addition, we intend to declare one or more 2015 Special Distributions, which would encompass some extraordinary items of taxable income that we expect to recognize in 2015, such as depreciation recapture in respect of accounting method changes commenced in our pre-REIT period as well as foreign earnings and profits recognized as dividend income. We estimate the aggregate amount of our Special Distributions together with the expected value of the deemed distributions associated with the Conversion Rate Adjustments, will equal approximately $1.0 to $1.1 billion, but this estimated range may change due to potential changes in certain factors impacting the calculations, such as the actual financial year 2014 performance of the entities to be included in the REIT structure and the impact of any other transactions we may undertake during 2014. We expect to pay the Special Distributions in a combination of our common stock and cash, with at least 80% of the total Special Distributions in the form of common stock and up to 20% in cash.

Sources and Uses of Cash

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$487,123	$437,902
Net cash provided by (used in) investing activities	184,072	(935,951)
Net cash provided by (used in) financing activities	(572,449)	645,548

Operating Activities. The increase in net cash provided by operating activities was primarily due to improved operating results, offset by unfavorable working capital activities such as decreased collections of customer receivables, and increased income tax payments. During the three months ended September 30, 2014, we experienced an increase in days sales outstanding (“DSO”). We have recently centralized responsibilities for billing and collection in the EMEA region. This transition of responsibilities resulted in an increase to our DSO. In addition, the migration of our worldwide financial application suite from Oracle 11i to R12 adversely affected our collections in some customer receivables. We are also implementing a new billing system. The initial implementation of this system was completed in August 2014, but the full implementation of the system is not expected to be complete until 2015 with additional changes being deployed into production during the fourth quarter of 2014. The ongoing changes in the billing system may result in further delays in our billing and collections. We expect our collections to improve over time. We expect we will continue to generate cash from our operating activities during the remainder of 2014 and beyond.

Investing Activities. The net cash provided by investing activities for the nine months ended September 30, 2014 was primarily due to $757.7 million of sales and maturities of investments, partially offset by $136.5 million of purchases of investments, $421.7 million of capital expenditures primarily as a result of expansion activity and $16.8 million for the purchase of a plot of land in Melbourne, Australia. The net cash used in investing activities for the nine months ended September 30, 2013 was primarily due to $814.4 million of purchases of investments and $369.6 million of capital expenditures as a result of expansion activity, partially offset by $316.6 million of sales and maturities of investments. During 2014, we expect that our IBX expansion construction activity will be similar to our 2013 levels. However, if the opportunity to expand is greater than planned and we have sufficient funding to increase the expansion opportunities available to us, we may increase the level of capital expenditures to support this growth as well as pursue additional acquisitions or joint ventures.

Financing Activities. The net cash used in financing activities for the nine months ended September 30, 2014 was primarily due to $298.0 million of purchases of treasury stock under our share repurchase program that was approved by our Board of Directors in December 2013, approximately $226.3 million to buy-out Riverwood’s interest in ALOG, along with the approximate 10% of ALOG owned by ALOG management, $29.5 million paid in connection with the exchanges of the 3.00% convertible subordinated notes and 4.75% convertible subordinated notes and $50.7 million of repayments of other long-term debt and capital lease and other financing obligations, partially offset by $28.2 million of proceeds from employee equity awards and $17.5 million of excess tax benefits from stock-based compensation. The net cash provided by financing activities for the nine months ended September 30, 2013 was primarily due to $1.5 billion of proceeds from the senior notes offering in March 2013, $27.4 million of excess tax benefits from stock-based compensation and $28.1 million of proceeds from employee equity awards, partially offset by $834.7 million for the redemption of the $750.0 million 8.125% senior notes, $54.5 million of repayments of various long-term debt and capital lease and other financing obligations and $22.4 million of debt issuance costs primarily related to the senior notes offering in March 2013. Going forward, we expect that our financing activities will consist primarily of repayment of our debt and additional potential financings, as well as the potential use of the $513.7 million of additional liquidity available to us from our $550.0 million revolving credit facility, needed to support expansion opportunities, additional acquisitions or joint ventures, or our conversion to a REIT and the payment of the cash portion of the Special Distributions.

Contractual Obligations and Off-Balance-Sheet Arrangements

We lease a majority of our IBX data centers and certain equipment under non-cancelable lease agreements expiring through 2053. The following represents our debt maturities, financings, leases and other contractual commitments as of September 30, 2014 (in thousands):

	2014 (3 months)	2015	2016	2017	2018	Thereafter	Total
Convertible debt (1)	$178,782	—	$157,880	$—	$—	$—	$336,662
Senior notes (2)	—	—	—	—	—	2,250,000	2,250,000
U.S. term loan (2)	10,000	40,000	40,000	20,000	—	—	110,000
ALOG financings (2)	5,815	15,119	18,607	12,796	6,980	—	59,317
ALOG loans payable (2)	—	2,830	3,051	987	987	304	8,159
Mortgage payable (2)	284	1,168	1,219	1,272	1,327	33,782	39,052
Other loans payable (2)	1,882	—	—	—	—	—	1,882
Interest (3)	163,127	147,207	140,587	134,100	132,682	440,920	1,158,623
Capital lease and other financing obligations (4)	25,014	113,302	121,268	123,450	128,430	1,487,333	1,998,797
Operating leases (5)	26,875	89,166	87,064	82,714	79,456	604,692	969,967
Other contractual commitments (6)	268,089	71,155	52,761	50,830	9,377	15,012	467,224
Asset retirement obligations (7)	1,185	1,487	535	8,772	3,265	48,447	63,691
ALOG acquisition contingent consideration (8)	303	2,182	3,867	—	—	—	6,352

	$681,356	$483,616	$626,839	$434,921	$362,504	$4,880,490	$7,469,726

(1)	Represents principal only. As of September 30, 2014, had the holders of the 3.00% convertible subordinated notes due 2014 converted their notes, the 3.00% convertible subordinated notes would have been convertible into approximately 1.6 million shares of our common stock, which would have a total value of $339.1 million based on the closing price of our common stock on September 30, 2014. As of September 30, 2014, had the remaining holders of the 4.75% convertible subordinated notes due 2016 converted their notes, the 4.75% convertible subordinated notes would have been convertible into approximately 1.9 million shares of our common stock, which would have a total value of $397.9 million based on the closing price of our common stock on September 30, 2014.
(2)	Represents principal only.
(3)	Represents interest on convertible debt, senior notes, U.S. term loan, ALOG financings, ALOG loans payable, mortgage payable and other loans payable based on their approximate interest rates as of September 30, 2014.
(4)	Excludes any subrental income.
(5)	Represents minimum operating lease payments, excluding potential lease renewals.
(6)	Represents off-balance sheet arrangements. Other contractual commitments are described below.
(7)	Represents liability, net of future accretion expense.
(8)	Represents ALOG acquisition contingent consideration, subject to reduction for any post-closing balance sheet adjustments and any claims for indemnification. As of September 30, 2014, we accrued approximately $1,551 of ALOG acquisition contingent consideration.

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

We had accrued liabilities related to uncertain tax positions totaling approximately $24.7 million as of September 30, 2014. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.

Primarily as a result of our various IBX data center expansion projects, as of September 30, 2014, we were contractually committed for $187.7 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2014 and thereafter, is reflected in the table above as “other contractual commitments.”

We had other non-capital purchase commitments in place as of September 30, 2014, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2014 and beyond. Such other purchase commitments as of September 30, 2014, which total $279.6 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $50.0 million to $80.0 million, in addition to the $187.7 million in contractual commitments discussed above as of September 30, 2014, in our various IBX data center expansion projects during 2014 and thereafter in order to complete the work needed to open these IBX data centers. These non-contractual capital expenditures are not reflected in the table above. If we so choose, whether due to economic factors or other considerations, we could delay these non-contractual capital expenditure commitments to preserve liquidity.

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

While there have been no significant changes in our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the nine months ended September 30, 2014 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2013, the U.S. dollar weakened relative to certain of the currencies of the foreign countries in which we operate during the nine months ended September 30, 2014. This has significantly impacted our consolidated financial position and results of operations during this period, including the amount of revenue that we reported. Continued strengthening or weakening of the U.S. dollar will continue to have a significant impact to us in future periods.

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

(b) Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2014, we concluded the implementation of our ERP system and certain systems to support our billing and revenue process. This upgrade of our information system capabilities resulted in changes to our processes and procedures affecting our internal control over financial reporting. Other than as described above, there have not been any changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2012, our Board of Directors approved a plan for us to convert to a REIT. There are significant implementation and operational complexities to address before we can timely convert to a REIT, including obtaining a favorable PLR from the IRS, completing internal reorganizations, modifying accounting, information technology and real estate systems, and making required stockholder payouts, though the payment of our 2014 Special Distribution is intended to satisfy this condition. Even if we are able to satisfy the existing REIT requirements or any future REIT requirements, the tax laws, regulations and interpretations governing REITs may change at any time in ways that could be disadvantageous to us.

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

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets and the amounts we distribute to our stockholders. For example, under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of our TRS and other nonqualifying assets. This limitation may affect our ability to make large investments in other non-REIT qualifying operations or assets. In addition, in order to maintain qualification as a REIT, annually we will be required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. Even if we maintain our qualification as a REIT, we will be subject to U.S. federal income tax at regular corporate rates for our undistributed REIT taxable income, as well as U.S. federal income tax at regular corporate rates for income recognized by our TRS. Because of these distribution requirements, we will likely not be able to fund future capital needs and investments from operating cash flow. As such, compliance with REIT tests may hinder our ability to make certain attractive investments, including the purchase of significant nonqualifying assets and the material expansion of non-real estate activities.

There are uncertainties relating to our estimate of the sum of our Special Distributions and the expected value of the deemed distributions associated with the Conversion Rate Adjustments, as well as the timing of the Special Distributions and the percentage of common stock and cash we may distribute.

We have provided an estimated range of the sum of the Special Distributions and the expected value of the deemed distributions associated with the Conversion Rate Adjustments. The Special Distributions will encompass our previously undistributed accumulated earnings and profits attributable to all taxable periods ending on or prior to January 1, 2015, as well as some extraordinary items of taxable income that we expect to recognize in 2015, such as depreciation recapture in respect of our accounting method changes commenced in our pre-REIT period as well as foreign earnings and profits that we repatriate as dividend income. The aggregate amount of the 2014 Special Distribution is partially based on our estimated and projected taxable income for our 2014 taxable year and our current business plans and performance, but our actual 2014 earnings and profits (and thus the actual Pre-2015 Accumulated E&P) will vary depending on, among other items, the timing of certain transactions, our actual taxable income and performance for 2014 and possible changes in legislation or tax rules and IRS revenue procedures relating to distributions of earnings and profits. In addition, with respect to the 2015 Special Distributions, our estimate of extraordinary items of taxable income in 2015 may be incorrect. For these reasons and others, our actual Special Distributions and, consequently, the estimated range of the sum of the Special Distributions together with the expected value of the deemed distributions associated with the Conversion Rate Adjustments, may be materially different from our current estimates.

We provided the 2014 Special Distribution in the fourth quarter of 2014 and intend to declare one or more 2015 Special Distributions in 2015, but the timing of any 2015 Special Distributions, which may or may not occur, may be affected by potential tax law changes, the completion of various phases of the REIT conversion process and other factors beyond our control.

We anticipate paying up to 20% of the Special Distributions in the form of cash and at least 80% in the form of common stock. We may in fact decide, based on our cash flows and strategic plans, IRS revenue procedures relating to distributions of earnings and profits, leverage and other factors, to pay these amounts in a different mix of cash and common stock.

We provided the 2014 Special Distribution in the fourth quarter of 2014 and intend to declare one or more 2015 Special Distributions in 2015, but the timing of any 2015 Special Distributions, which may or may not occur, may be affected by potential tax law changes, the completion of various phases of the REIT conversion process and other factors beyond our control.

We anticipate paying up to 20% of the Special Distributions in the form of cash and at least 80% in the form of common stock. We may in fact decide, based on our cash flows and strategic plans, IRS revenue procedures relating to distributions of earnings and profits, leverage and other factors, to pay these amounts in a different mix of cash and common stock.

We may restructure or issue debt or raise equity to satisfy any 2015 Special Distributions, or future special distributions, and other conversion costs.

Depending on the ultimate size and timing of any 2015 Special Distributions and the cash outlays associated with our conversion to a REIT, or the size and timing of future special distributions, we may restructure or issue debt and/or issue equity to fund these disbursements, even if the then-prevailing market conditions are not favorable for these transactions. Whether we issue debt or equity, at what price and amount and other terms of any such issuances will depend on many factors, including alternative sources of capital, our then existing leverage, our need for additional capital, market conditions and other factors beyond our control. If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing stockholders may be reduced. In addition, new equity securities or convertible debt securities could have rights, preferences, and privileges senior to those of our current stockholders, which could substantially decrease the value of our securities owned by them. Depending on the share price we are able to obtain, we may have to sell a significant number of shares in order to raise the capital we deem necessary to execute our long-term strategy, and our stockholders may experience dilution in the value of their shares as a result. Furthermore, satisfying any 2015 Special Distributions and other conversion costs, or any future special distributions, may increase the financing we need to fund capital expenditures, future growth and expansion initiatives. As a result, our indebtedness could increase. See “Other Risks” for further information regarding our substantial indebtedness.

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

We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions or the other cash outlays associated with conversion to a REIT. As of September 30, 2014, our total indebtedness was approximately $4.0 billion, our stockholders’ equity was $2.6 billion and our cash and investments totaled $501.1 million. In addition, as of September 30, 2014, we had approximately $513.7 million of additional liquidity available to us from our $550.0 million revolving credit facility as part of a $750.0 million credit facility agreement entered into with a group of lenders in the U.S. Some of our debt contains covenants which may limit our operating flexibility. In addition to our substantial debt, we lease a majority of our IBX data centers and certain equipment under non-cancellable lease agreements, the majority of which are accounted for as operating leases. As of September 30, 2014, our total minimum operating lease commitments under those lease agreements, excluding potential lease renewals, was approximately $970.0 million, which represents off-balance sheet commitments.

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

Announcements by us or others, or speculations about our future plans, may also have a significant impact on the market price of our common stock. These may relate to:

•	our operating results or forecasts;

•	new issuances of equity, debt or convertible debt by us;

•	changes to our capital allocation, tax planning or business strategy;

•	our planned conversion to a REIT and our declaration of distributions to our shareholders;

•	a stock repurchase program;

•	developments in our relationships with corporate customers;

•	announcements by our customers or competitors;

•	changes in regulatory policy or interpretation;

•	governmental investigations;

•	changes in the ratings of our debt or stock by rating agencies or securities analysts;

•	our purchase or development of real estate and/or additional IBX data centers;

•	our acquisitions of complementary businesses; or

•	the operational performance of our IBX data centers.

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

Commencing in 2012, we began a significant project to overhaul our back office systems that support the customer experience from initial quote to customer billing. Additionally, commencing in 2013, we began to devote significant resources to the upgrade of our worldwide financial application suite from Oracle’s version 11i to R12. Both projects have continued into 2014. Oracle has already begun to discontinue its support for our current business application suite. While the Oracle financial application suite upgrade was largely completed in July 2014, substantial work continues on our back office systems. As a result of that discontinued support and our continued work on these projects, we may experience difficulties with our systems, management distraction and significant business disruptions. Difficulties with our systems may interrupt our ability to accept and deliver customer orders and may adversely impact our overall financial operations, including our accounts payable, accounts receivables, general ledger, close processes, internal financial controls and our ability to otherwise run and track our business. We may need to expend significant attention, time and resources to correct problems or find alternative sources for performing these functions. All of these changes to our financial systems create an increased risk of deficiencies in our internal controls over financial reporting until such systems are stabilized. Such significant investments in our back office systems may take longer to complete and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and there is a risk of an impairment charge if we decide that portions of these projects will not ultimately benefit the company or are de-scoped. Any such difficulty or disruption may adversely affect our business and operating results.

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

Our construction of additional new IBX data centers or IBX data center expansions could involve significant risks to our business.

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

Our most recent evaluation of our controls resulted in our conclusion that, as of December 31, 2013, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth, and to successfully implement our planned REIT conversion, such as the migration of Oracle 11i to R12 and ongoing billing system updates, which includes additional changes being deployed into production during the fourth quarter of 2014, designed to support our growth, will require us to further develop our controls and reporting systems and implement or amend new or existing controls and reporting systems. All of these changes to our financial systems create an increased risk of deficiencies in our internal controls over financial reporting until such systems are stabilized. If, in the future, our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.

In addition, in May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued a new version of its internal control framework, which will be deemed by COSO to supersede the 1992 version of the framework effective December 15, 2014. We are in the process of transitioning to the 2013 edition of the framework to our assessment of our internal control over financial reporting. It is possible that during the course of the transition to the new framework and its application to our assessment of our internal controls, we may determine that deficiencies exist in our internal controls, possibly rising to the level of material weakness. Such an occurrence, or a failure to effectively remedy such a deficiency, could harm investor confidence in the accuracy and timeliness of our financial reports and negatively impact the market price of our common stock.

If we cannot effectively manage our international operations, and successfully implement our international expansion plans, our revenues may not increase and our business and results of operations would be harmed.

For the years ended December 31, 2013, 2012 and 2011, we recognized approximately 46%, 44% and 41%, respectively, of our revenues outside the U.S. For the nine months ended September 30, 2014, we recognized approximately 48% of our revenues outside the U.S. We currently operate outside of the U.S. in Canada, Brazil, EMEA and Asia-Pacific.

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

Our days sales outstanding (DSO) of our accounts receivables have been increasing.

Although we have historically experienced a record of strong collection of our accounts receivables as evidenced by our prior DSO metrics, our DSO has increased over the past few quarters. We have recently centralized responsibilities for customer billing and collections in the EMEA region. This transition of responsibilities has impacted our DSO efforts. In addition, the migration of our worldwide financial application suite from Oracle 11i to R12 has further impacted our DSO metric. We are also implementing a new billing system. The initial implementation of this system was completed in August 2014, but the full implementation of the system is not expected to be complete until 2015 with additional changes being deployed into production during the fourth quarter of 2014. The ongoing changes in the billing system may result in further delays in our billing and collections. While we believe these are temporary issues that will resolve themselves over time, the overall negative impact to our DSO has had an impact to our operating cash flows, liquidity and financial performance. If we are unable to resolve the underlying issues that are contributing to our current DSO levels, our operating cash flows, liquidity and financial performance may continue to be impacted.

We have incurred substantial losses in the past and may incur additional losses in the future.

As of September 30, 2014, our retained earnings were $59.1 million. Although we have generated net income for each fiscal year since 2008, which was our first full year of net income since our inception, we are also currently investing heavily in our future growth through the build out of multiple additional IBX data centers and IBX data center expansions as well as acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

The failure to obtain favorable terms when we renew our IBX data center leases, or the failure to renew such leases, could harm our business and results of operations.

While we own certain of our IBX data centers, others are leased under long-term arrangements with lease terms expiring at various dates through 2053. These leased centers have all been subject to significant development by us in order to convert them from, in most cases, vacant buildings or warehouses into IBX data centers. Most of our IBX data center leases have renewal options available to us. However, many of these renewal options provide for the rent to be set at then-prevailing market rates. To the extent that then-prevailing market rates are higher than present rates, these higher costs may adversely impact our business and results of operations, or we may decide against renewing the lease. In the event that an IBX data center lease does not have a renewal option, or we fail to exercise a renewal option in a timely fashion and lose our right to renew the lease, we may not be successful in negotiating a renewal of the lease with the landlord. A failure to renew a lease could force us to exit a building prematurely, which could be disruptive to our business, harm our customer relationships, expose us to liability under our customer contracts, cause us to take impairment charges and negatively affect our operating results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/14/11	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/11/13	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	10-Q	6/30/14	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.6	Amended and Restated Bylaws of the Registrant.	10-K	12/31/13	3.5

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture dated September 26, 2007 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	9/26/07	4.4

4.3	Form of 3.00% Convertible Subordinated Note Due 2014 (see Exhibit 4.2).

4.4	Indenture dated June 12, 2009 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/12/09	4.1

4.5	Form of 4.75% Convertible Subordinated Note Due 2016 (see Exhibit 4.4).

4.6	Indenture dated July 13, 2011 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	7/13/11	4.1

4.7	Form of 7.00% Senior Note due 2021 (see Exhibit 4.6)	8-K	7/13/11	4.2

4.8	Indenture for the 2020 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/13	4.1

4.9	Form of 4.875% Senior Note due 2020 (see Exhibit 4.8)	8-K	3/5/13	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

4.10	Indenture for the 2023 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/13	4.3

4.11	Form of 5.375% Senior Note due 2023 (see Exhibit 4.10)	8-K	3/5/13	4.4

4.12	Form of Registrant’s Common Stock Certificate	10-Q	6/30/14	4.12

10.1	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99	10.5

10.2	2000 Equity Incentive Plan, as amended.	10-Q	3/31/12	10.2

10.3	2000 Director Option Plan, as amended.	10-K	12/31/07	10.4

10.4	2001 Supplemental Stock Plan, as amended.	10-K	12/31/07	10.5

10.5	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	10-Q	6/30/14	10.5

10.6	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/08	10.31

10.7	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/08	10.32

10.8	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.33

10.9	Severance Agreement by and between Peter Ferris and Equinix, Inc. dated December 17, 2008.	10-K	12/31/08	10.34

10.10	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.35

10.11	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.12	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.2

10.13	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.4

10.14	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.5

10.15	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.7

10.16	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.8

10.17	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company, Inc.	2/5/07	10.9

10.18	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30, 2010.	10-Q	9/30/10	10.42

10.19	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Ferris, Meyers, Smith, Taylor and Van Camp.	10-K	12/31/10	10.33

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.20	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.	10-K	12/31/10	10.34

10.21	Form of Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/11	10.34

10.22	Form of Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/11	10.35

10.23	Form of 2012 Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/12	10.38

10.24	Form of 2012 Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/12	10.39

10.25	Form of 2012 TSR Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/12	10.40

10.26	Form of 2012 TSR Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/12	10.41

10.27	Credit Agreement, by and among Equinix, Inc., as borrower, Equinix Operating Co., Inc., Equinix Pacific, Inc., Switch & Data Facilities Company, Inc., Switch & Data Holdings, Inc. and Equinix Services, Inc., as guarantors, the Lenders (defined therein), Bank of America, N.A., as administrative agent, a Lender and L/C issuer, Wells Fargo Bank, National Association, as syndication agent, the Co-Documentation Agents (defined therein) and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole book manager, dated June 28, 2012.	10-Q	6/30/12	10.39

10.28	English Translation of Shareholders’ Agreement, dated as of October 31, 2012, among Equinix South America Holdings, LLC, RW Brasil Fundo de Investimento em Participações, Sidney Victor da Costa Breyer and Antonio Eduardo Zago de Carvalho, and as intervening party, Alog Soluções de Tecnologia em Informática s.a., and, for the limited purposes set forth herein, Equinix, Inc., Riverwood Capital L.P., Riverwood Capital Partners L.P., Riverwood Capital Partners (Parallel – A) L.P. and Riverwood Capital Partners (Parallel – B) L.P.	10-K	12/31/12	10.39

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.29	Lease Agreement, by and between 271 Front Inc. and Equinix Canada Ltd., dated November 30, 2012.	10-K	12/31/12	10.40

10.30	Indemnity Agreement, by Equinix, Inc. in favor of 271 Front Inc., dated November 30, 2012.	10-K	12/31/12	10.41

10.31	Third Amendment to Credit Agreement by and among Equinix, Inc., the lenders party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer thereunder, dated as of February 27, 2013.	8-K	3/5/13	10.1

10.32	Offer Letter from Equinix, Inc. to Sara Baack dated July 31, 2012.	10-Q	3/31/13	10.42

10.33	Restricted Stock Unit Agreement for Sara Baack under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/13	10.43

10.34	Change in Control Severance Agreement by and between Sara Baack and Equinix, Inc. dated July 31, 2012.	10-Q	3/31/13	10.44

10.35	Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/13	10.46

10.36	Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/13	10.47

10.37	Form of TSR Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/13	10.48

10.38	Form of TSR Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/13	10.49

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.39	Agreement to Develop and Lease, by and between Equinix Singapore Pte Ltd and Mapletree Industrial Trust, dated March 27, 2013.	10-Q	3/31/13	10.50

10.40	International Long-Term Assignment Letter by and between Equinix, Inc. and Eric Schwartz, dated May 21, 2013.	10-Q	6/30/13	10.51

10.41	Fourth Amendment, Consent, Limited Release and Substitution Agreement to Credit Agreement by and among Equinix, Inc., the lenders party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer thereunder, dated as of May 31, 2013.	10-Q	6/30/13	10.52

10.42	Fifth Amendment to Credit Agreement by and among Equinix, Inc., the lenders party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer thereunder, dated as of September 26, 2013.	10-Q	9/30/13	10.53

10.43	Employment Agreement by and between Equinix (EMEA) B.V. and Eric Schwartz, dated as of August 7, 2013.	10-Q	9/30/13	10.54

10.44	Restricted Stock Unit Agreement dated August 14, 2013 for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	9/30/13	10.55

10.45	Equinix, Inc. 2014 Incentive Plan.	10-Q	3/31/14	10.48

10.46	Offer Letter from Equinix, Inc. to Karl Strohmeyer dated October 28, 2013.	10-Q	3/31/14	10.49

10.47	Restricted Stock Unit Agreement for Karl Strohmeyer under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/14	10.50

10.48	Change in Control Severance Agreement by and between Karl Strohmeyer and Equinix, Inc. dated December 2, 2013.	10-Q	3/31/14	10.51

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.49	2014 Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/14	10.52

10.50	2014 Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/14	10.53

10.51	2014 Form of TSR Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/14	10.54

10.52	2014 Form of TSR Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/14	10.55

10.53	Lease between Digital 1350 Duane, LLC and Equinix LLC, dated March 27, 2014.	10-Q	3/31/14	10.56

10.54	Amendment Agreement dated as of May 2, 2014, between Equinix, Inc. and Goldman, Sachs & Co., amending and restating the Master Terms and Conditions for Capped Call Transactions between Equinix, Inc. and Goldman, Sachs & Co. and amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.54

10.55	Amendment Agreement dated as of May 2, 2014, between Equinix, Inc. and Deutsche Bank AG, London Branch, amending and restating the Master Terms and Conditions for Capped Call Transactions between Equinix, Inc. and Deutsche Bank AG, London Branch and amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.55

10.56	Amendment Agreement dated as of May 2, 2014, between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch, amending and restating the Master Terms and Conditions for Capped Call Transactions between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch and amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.56

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.57	Amendment Agreement, dated as of May 13, 2014, between Equinix, Inc. and Goldman, Sachs & Co., amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.57

10.58	Amendment Agreement dated as of May 13, 2014, between Equinix, Inc. and Deutsche Bank AG, London Branch, amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.58

10.59	Amendment Agreement dated as of May 13, 2014, between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch, amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.59

10.60	Amendment Agreement, dated as of June 6, 2014, between Equinix, Inc. and Goldman, Sachs & Co., amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.6

10.61	Amendment Agreement dated as of June 6, 2014, between Equinix, Inc. and Deutsche Bank AG, London Branch, amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.61

10.62	Amendment Agreement dated as of June 6, 2014, between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch, amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.62

10.63	English Translation of Extension Agreement to Shareholders’ Agreement, dated as of April 29, 2014, among Equinix South America Holdings, LLC, RW Brasil Fundo de Investimento em Participações, Sidney Victor da Costa Breyer and Antonio Eduardo Zago de Carvalho, and as intervening party, Alog Soluções de Tecnologia em Informática s.a., Equinix, Inc., Riverwood Capital L.P., Riverwood Capital Partners L.P., Riverwood Capital Partners (Parallel – A) L.P. and Riverwood Capital Partners (Parallel – B) L.P.	10-Q	6/30/14	10.63

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.64	English Translation of Extension Agreement No. 2 to Shareholders’ Agreement, dated as of May 28, 2014, among Equinix South America Holdings, LLC, RW Brasil Fundo de Investimento em Participações, Sidney Victor da Costa Breyer and Antonio Eduardo Zago de Carvalho, and as intervening party, Alog Soluções de Tecnologia em Informática s.a., Equinix, Inc., Riverwood Capital L.P., Riverwood Capital Partners L.P., Riverwood Capital Partners (Parallel – A) L.P. and Riverwood Capital Partners (Parallel – B) L.P.	10-Q	6/30/14	10.64

10.65	English Translation of Extension Agreement No. 3 to Shareholders’ Agreement, dated as of June 10, 2014, among Equinix South America Holdings, LLC, RW Brasil Fundo de Investimento em Participações, Sidney Victor da Costa Breyer and Antonio Eduardo Zago de Carvalho, and as intervening party, Alog Soluções de Tecnologia em Informática s.a., Equinix, Inc., Riverwood Capital L.P., Riverwood Capital Partners L.P., Riverwood Capital Partners (Parallel – A) L.P. and Riverwood Capital Partners (Parallel – B) L.P.	10-Q	6/30/14	10.65

10.66	English Translation of Extension Agreement No. 4 to Shareholders’ Agreement, dated as of June 26, 2014, among Equinix South America Holdings, LLC, RW Brasil Fundo de Investimento em Participações, Sidney Victor da Costa Breyer and Antonio Eduardo Zago de Carvalho, and as intervening party, Alog Soluções de Tecnologia em Informática s.a., Equinix, Inc., Riverwood Capital L.P., Riverwood Capital Partners L.P., Riverwood Capital Partners (Parallel – A) L.P. and Riverwood Capital Partners (Parallel – B) L.P.	10.66	6/30/14	10.66

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.67	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014				X

18.2	Preferable Accounting Principles Letter from Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm, dated April 24, 2013.	10-Q	3/31/13	18.2

21.1	Subsidiaries of Equinix, Inc.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Document.				X

101.DEF	XBRL Taxonomy Extension Definition Document.				X

101.LAB	XBRL Taxonomy Extension Labels Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Document.				X

EQUINIX, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.

Date: November 7, 2014	By:	/S/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.67	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação Antônio Eduardo Zago De Carvalho Sidney Victor da Costa Breyer as Sellers and Equinix Brasil Participaçãoes Ltda. as Purchaser, and Equinix South America Holdings LLC. as a Party for Limited Purposes Set Forth Herein and, ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party.

21.1	Subsidiaries of Equinix, Inc.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Labels Document.

101. PRE	XBRL Taxonomy Extension Presentation Document.