Form 10-K
period 2014-12-31
EQUINIX INC
filed 2015-03-02
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $10.7 billion. As of January 31, 2015, a total of 56,473,723 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s 2015 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2014. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be a part of this report on Form 10-K.

EQUINIX, INC.

FORM 10-K

DECEMBER 31, 2014

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

Overview

Equinix, Inc. connects more than 4,800 companies directly to their customers and partners inside the world’s most networked data centers. Today, businesses leverage the Equinix interconnection platform in 33 strategic markets across the Americas, Asia-Pacific, and Europe, Middle East and Africa (EMEA).

Platform Equinix® combines a global footprint of state-of-the-art International Business Exchange™ (IBX®) data centers, a variety of interconnection opportunities and unique ecosystems. Together these components accelerate business growth and opportunity for Equinix’s customers by safekeeping their infrastructure and applications closer to users, enabling them to improve performance with cost-effective and scalable interconnections, work with vendors to deploy new technologies such as cloud computing and to collaborate with the widest variety of partners and customers to achieve their ambitions.

Equinix’s platform offers these unique value propositions to customers:

•	Global Data Centers

•	A broad footprint of 100+ IBX data centers in 15 countries on 5 continents.

•	More than $7.0 billion of capital invested in capacity, new markets and acquisitions since 1998.

•	Equinix delivered more than 99.9999% of uptime across its footprint in 2014.

•	Connected

•	More than 1,000 networks and approximately 147,000 cross connects in Equinix sites.

•	Equinix provides less than 10 milliseconds latency to over 90% of the population of North America and Europe, as well as key population centers throughout Latin America and Asia-Pacific.

•	Partners, Customers and Prospects

•	Equinix sites house a blue-chip customer base of 4,800+ global businesses.

•	These customers represent a who’s who of network, digital media, financial services, cloud/IT and enterprise leaders.

•	Opportunity

•	Equinix data centers contain a dynamic marketplace for communications services, interconnecting businesses, networks, carriers and content providers to potential suppliers, customers and partners.

•	More than 4,800+ potential partners to deploy world-class solutions.

Equinix has established a critical mass of customers that continues to drive new and existing customer growth and bookings. Our network- and cloud-neutral business model also contributes to our success in the market. We offer customers direct interconnection to an aggregation of bandwidth providers, rather than focusing on selling a particular network. The providers in our sites include the world’s top carriers, Internet service providers (ISPs), broadband access networks (DSL / cable) and international carriers. Neutrality also means our customers can choose to buy from, or partner with, leading companies across our five targeted verticals. These include:

•	Network and Mobile Providers (AT&T, British Telecom, Comcast, Level 3 Communications, NTT, SingTel, Syniverse, Verizon Business)

•	Cloud and IT Services (Amazon Web Services, Box, Carpathia, Level 3 Communications, NetApp, Microsoft, Salesforce.com, SoftLayer, Cisco, WebEx, Oracle, Datapipe, CloudSigma, Workday)

•	Content Providers (eBay, DIRECTV, Facebook, Hulu, LinkedIn, Priceline, Yahoo!, Zynga)

•	Enterprise (Bechtel, Booz Allen Hamilton, CDM Smith, Deloitte, The GAP, Ingram Micro, Katten Muchin Rosenman LLP, McGraw-Hill, Rockwell-Collins, United Stationers Inc.)

•	Financial Companies (ACTIV Financial, Bloomberg, Chicago Board Options Exchange, DirectEdge, JP Morgan Chase, Quantlab Financial, NASDAQ OMX NLX, NYSE Technologies, Thomson Reuters)

Equinix generates revenue by providing colocation and related interconnection and managed IT infrastructure offerings on a global platform of 100+ IBX data centers.

•	Colocation offerings include operations space, storage space, cabinets and power for customers’ colocation needs.

•

Interconnection offerings include Equinix Cloud Exchange, which enables simultaneous, direct connections to multiple clouds from a single port, and Performance Hub™, which takes enterprise IT inside any one of our global data centers, bringing our customers closer to their end users for improved network reliability, performance and security. Equinix also offers cross connects, as well as switch ports on the Equinix Internet Exchange and Equinix Carrier Ethernet Exchange services. These offerings provide scalable and reliable connectivity that allows customers to exchange traffic directly with the service provider of their choice or directly with each other, creating a performance optimized business ecosystem for the exchange of data between strategic partners.

•

Managed IT infrastructure services allow customers to leverage Equinix’s significant telecommunications expertise, maximize the benefits of our IBX data centers and optimize their infrastructure and resources.

The market for Equinix’s offerings has historically been served by large telecommunications carriers that have bundled their telecommunications and managed services with their colocation offerings. In addition, some Equinix customers, such as Microsoft, build and operate their own data centers for their large infrastructure deployments, called server farms. However, these customers rely upon Equinix IBX data centers for many of their critical interconnection relationships. The need for large, wholesale, outsourced data centers is also being addressed by providers that build large data centers to meet customers’ needs for standalone data centers, a different customer segment than Equinix serves.

Due to the increasing cost and complexity of the power and cooling requirements of today’s data center equipment, Equinix has gained many customers that have outgrown their existing data centers or have realized the benefits of a network-neutral model and the ability to create their own optimized business ecosystems for the exchange of data. Strategically, we will continue to look at attractive opportunities to grow market share and selectively expand our footprint and offerings. We continue to leverage our global reach and depth to differentiate Equinix based upon our ability to support truly global customer requirements in all our markets.

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

Industry Background

The Internet is a collection of numerous independent networks interconnected to form a network of networks. Users on different networks are able to communicate with each other through interconnection between these networks. For example, when a person sends an email to someone who uses a different provider for his or her connectivity (e.g. Comcast versus Verizon), the email must pass from one network to the other to get to its final destination. Equinix provides a physical point at which that interconnection can occur.

To accommodate the rapid growth of Internet traffic, an organized approach for network interconnection was needed. This was the start of the network era, when networks gained mutual advantage by exchanging data traffic on interoperable platforms. The exchange of traffic between these networks became known as peering. Peering is when networks trade traffic at relatively equal amounts and set up agreements to trade traffic often at no charge to the other party. At first, government and non-profit organizations established places where these networks could exchange traffic, or peer, with each other—these points were known as network access points, or NAPs. Over time, many NAPs became a natural extension of carrier services and were run by such companies as MFS (now a part of Verizon Business), Sprint, Ameritech and Pacific Bell (the last two now parts of AT&T).

Ultimately, these NAPs were unable to scale with the growth of the Internet, and the lack of “neutrality” by the carrier owners of these NAPs created a conflict of interest with the participants. This created a market need for network-neutral interconnection points that could accommodate the rapidly growing need to increase performance for enterprise and consumer users of the Internet, especially with the rise of important content providers such as AOL, Microsoft, Yahoo! and others. In addition, the providers, as well as a growing number of enterprises, required a more secure and reliable solution for direct connection to a variety of telecommunications networks, as the importance of their Internet operations continued to grow. These were the seeds of the connected era, when peering expanded exponentially, and between new players, and access to information anytime and anywhere became the norm.

To accommodate Internet traffic growth, the largest networks left the NAPs and began connecting and trading traffic by placing private circuits between each other. Peering, which once occurred at the NAP locations, was moved to these private circuits. Over the years, these circuits became expensive to expand and could not be built quickly enough to accommodate traffic growth. This led to a need by the large carriers to find a more efficient way to peer. Today, many customers satisfy their requirements for peering through data center providers like Equinix because it permits them to peer with the networks they require within one location, using simple direct connections. Their ability to peer within a data center or across a data center campus, instead of across a metro area, has increased the scalability of their operations while decreasing network costs.

The interconnection model has further evolved over the years to include new offerings as the increasingly collaborative landscape of the interconnected era imposes new demands on connectivity. As enterprises become increasingly interdependent and cloud-enabled, they need real-time data exchange and reliable, instant connections between the various corners of any given digital ecosystem to compete. Starting with the peering and network communities, interconnection has been used for new network services including carrier Ethernet, multiprotocol label switching (MPLS), virtual private networks (VPNs) and mobile services, in addition to traditional international private line and voice services. The industry continues to evolve with a set of new offerings where interconnection is often used to solve the network-to-network interconnection challenges.

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

Equinix Value Proposition

More than 4,800 companies, including a diversified mix of cloud and IT service providers, content providers, enterprises, financial companies, and network and mobile service providers, currently operate within Equinix IBX data centers. These companies derive specific value from the following elements of the Equinix service offering:

•

Interconnection leadership: The digital economy’s demands for fast, secure, instant business collaboration puts the interconnection inside Equinix at a premium. The 4,800 companies inside Equinix represent a range of global businesses, from cloud, to networks, to finance. Inside Equinix, customers can interconnect across industries with the speed, reliability and scalability needed to compete and grow.

•

Unrivaled cloud access: Equinix is home to 500+ cloud service providers and a variety of secure routes to the efficiencies, performance and cost-savings of the cloud. Equinix Cloud Exchange offers on-demand access to multiple cloud providers from multiple networks, enabling customers to design scalable cloud services tailored to their needs at a given moment.

•	Comprehensive global solution: With 100+ IBX data centers in 33 markets in the Americas, EMEA and Asia-Pacific, Equinix offers a consistent global solution.

•

Premium data centers: Equinix IBX data centers feature advanced design, security, power and cooling elements to provide customers with industry-leading reliability, including average uptime of >99.9999% globally in 2014. While others in the market have business models that include additional offerings, Equinix is focused on colocation and interconnection as our core competencies.

•

Dynamic business ecosystems: Equinix’s network- and cloud-neutral model has enabled us to attract a critical mass of networks and cloud and IT services providers and that, in turn, attracts other businesses seeking to interconnect within a single location. This ecosystem model, versus connecting to multiple partners in disparate locations, reduces costs and optimizes the performance of data exchange. As Equinix grows and attracts an even more diversified base of customers, the value of Equinix’s IBX data center offering increases.

•

Improved economics: Customers seeking to outsource their data center operations rather than build their own capital-intensive data centers enjoy significant capital cost savings. Customers also benefit from improved economics on account of the broad access to networks that Equinix provides. Rather than purchasing costly local loops from multiple transit providers, customers can connect directly to more than 1,000 networks inside Equinix’s IBX data centers.

•

Leading insight: With more than 16 years of industry experience, Equinix has a specialized staff of industry experts and solutions architects who helped build and shape the interconnection infrastructure of the Internet. This specialization and industry knowledge base offer customers a unique consultative value and a competitive advantage.

Our Strategy

Our objective is to expand our global leadership position as the premier network- and cloud-neutral data center platform for cloud and IT services providers, content providers, financial companies, enterprises and network and mobile services providers. Key components of our strategy include the following:

Improve customer performance through interconnection. We have assembled a critical mass of premier network providers and content companies and have become one of the core hubs of the information-driven world. This critical mass is a key selling point for companies that want to connect with a diverse set of networks to provide the best connectivity to their end customers and network companies that want to sell bandwidth to companies and interconnect with other networks in the most efficient manner available. Currently, we house more than 1,000 unique networks, including all of the top tier networks, allowing our customers to directly interconnect with providers that best meet their unique global and regional price and performance needs. We have a growing mass of key players in cloud and IT services, such as Accenture, Amazon Web Services, AT&T, Microsoft Azure and Salesforce.com, and in the enterprise and financial sectors, such as Bechtel, Bloomberg, Chicago Board of Trade, The GAP, McGraw-Hill, and others. We expect these segments will continue to grow as they seek to leverage our critical mass of network providers and interconnect directly with each other to improve performance.

Streamline ease of doing business globally. Data center reliability, power availability and network choice are the most important attributes considered by our customers when they are choosing a data center provider in a particular location. We have long been recognized as a leader in these areas and our performance continues to improve against these criteria. Our power infrastructure delivered 99.9999% uptime globally in 2014.

In 2014, more than half of our revenue came from customers with deployments across two or more of our global regions, and as globalization continues, seamless global solutions will become an increasingly important data center selection criteria. We continue to focus on strategic acquisitions to expand our market coverage and on global product standardization, pricing and contracts harmonization initiatives to meet these global demands.

Deepen existing and grow new ecosystems. As networks, cloud and IT services providers, content providers, financial services providers and enterprises locate in our IBX data centers, it benefits their suppliers and business partners to do so as well, to gain the full economic and performance benefits of direct interconnection for their business ecosystems. These partners, in turn, pull in their business partners, creating a “network effect” of customer adoption. Our interconnection offerings enable scalable, reliable and cost-effective interconnectivity and optimized traffic exchange, thus lowering overall cost and increasing flexibility. The ability to directly interconnect with a wide variety of companies is a key differentiator for us in the market and enables companies to create new opportunities within unique ecosystems by working together. We have efficient and innovative Internet, Ethernet and Cloud Exchange platforms to accelerate commercial growth within the ecosystems in our IBX sites via this network effect.

Expand vertical go-to-market plan. We plan to continue to focus our go-to-market efforts on customer segments and business applications that appreciate the Equinix value proposition of interconnection, reliability, global reach and ecosystem collaboration opportunities. Today we have identified these segments as cloud services, content and digital media, financial services, enterprises, IT services, and network and mobile service providers. As digital business evolves, we will continue to identify and focus our go-to-market efforts on industry segments that need our value proposition.

Accelerate global reach and scale. We continue to evaluate expansion opportunities in select markets based on customer demand. In 2013, we acquired the Kleyer 90 carrier hotel in Frankfurt to consolidate our position in one of Europe’s key communications hubs. We entered the Osaka, Japan market with a new data center that provides geographic redundancy within the Japanese market. We also added capacity across our global footprint with a second data center in Seattle, an eleventh in Northern Virginia, a fifth in Zurich, a fourth in Tokyo and a major expansion in Singapore. In 2014, we completed the acquisition of ALOG Data Centers of Brazil S.A. and took the remaining ownership interest of the four data centers at ALOG, including two in São Paulo and two in Rio de Janeiro.

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

Our Customers

Our customers include carriers, mobile and other bandwidth providers, cloud and IT services providers, content providers, financial companies and global enterprises. We provide each customer access to a choice of business partners and solutions based on their colocation, interconnection and managed IT service needs. As of December 31, 2014, we had more than 4,800 customers worldwide.

Typical customers in our five key customer categories include the following:

Cloud and IT Services	Content Providers	Enterprise	Financial Companies	Network and Mobile Services
Amazon Web Services Blue Box Carpathia WebEx Cisco Intercloud CloudFlare CloudSigma Cloud365 Desktone Datapipe Digital Ocean GoGrid IBM SoftLayer Microsoft Azure NetApp Salesforce.com	eBay Hulu Yahoo! Zynga BrightRoll	CDM Smith Deloitte Ingram Micro Katten Muchin Rosenman LLP McGraw-Hill Rockwell-Collins United Stationers	ACTIV Financial Chicago Board of Options Exchange DirectEdge iZettle NASDAQ OMX Group NYSE Technologies	AT&T British Telecom Comcast Level 3 Communications National Voice and Data NTT Communications Orange Business Services Syniverse Telefonica Verizon XO Communications

Customers typically sign renewable contracts of one or more years in length. During the years ended December 31, 2014, 2013 and 2012, our largest customer accounted for approximately 2% of our recurring revenues for the periods then ended. Our 50 largest customers accounted for approximately 36%, 35% and 34% of our recurring revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

Our Offerings

Equinix provides a choice of data center offerings primarily comprised of colocation, interconnection solutions and managed IT infrastructure services.

Colocation and Related Offerings

Our IBX data centers provide our customers with secure, reliable and fault-tolerant environments that are necessary for optimum Internet commerce interconnection. Many of our IBX data centers include multiple layers of physical security, scalable cabinet space availability, on-site trained staff (24x7x365) dedicated areas for customer care and equipment staging, redundant AC/DC power systems and other redundant and fault-tolerant infrastructure systems. Some specifications of offerings provided may differ based on original facility design or market.

Within our IBX data centers, customers can place their equipment and interconnect with a choice of networks, cloud providers or other business partners. We also provide customized solutions for customers looking to package our IBX offerings as part of their complex solutions. Our colocation offerings include:

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

Physical Cross Connect/Direct Interconnections. Customers needing to directly and privately connect to another IBX data center customer can do so through single or multi-mode fiber. These cross connections are the physical link between customers and can be implemented within 24 hours of request. Cross-connect offerings are priced with an initial installation fee and an ongoing monthly recurring charge.

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

Equinix Metro Connect. Customers who are located in one IBX data center may need to interconnect with networks or other customers located in an adjacent or nearby IBX data center in the same metro area. Metro Connect allows customers to seamlessly interconnect between IBX data centers at capacities up to an OC-192, or 10 gigabits per second level. Metro Connect offerings are priced with an initial installation fee and an ongoing monthly recurring charge dependent on the capacity purchased by the customer.

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

Ethernet Exchange Services. The Ethernet Exchange offering is similar to the Equinix Internet Exchange, and we offer it in 17 markets so that customers can connect via a central switching fabric to interconnect between multiple Carrier Ethernet Providers rather than creating individual network-to-network interfaces (NNIs) between individual carriers. The offering builds on the benefits of the Internet community and extends the ability to interconnect to the high growth Ethernet industry. The offering is priced per IBX data center with an initial fee and a monthly recurring charge.

Equinix Cloud Exchange. The Equinix Cloud Exchange is an advanced interconnection solution that enables seamless, on-demand, direct access to multiple clouds from multiple networks around the world. Cloud Exchange provides virtualized, private direct connections that bypass the Internet to provide better security and performance with a range of bandwidth options. It enables businesses to connect to many participants (clouds, networks, enterprise customers) over a single physical port, enabling dynamic bandwidth allocation among various parties. The Equinix Cloud Exchange Portal and APIs simplify the process of provisioning and managing connections to multiple cloud services and networks. Equinix Cloud Exchange offerings are priced with an initial installation fee and an ongoing monthly recurring charge dependent on the capacity purchased by the customer.

Equinix Performance Hub™. The Equinix Performance Hub enables companies to securely and directly connect to leading public clouds, easily deploy a private cloud, and lay the foundation of a hybrid cloud. Performance Hub solutions are extensions of companies’ IT network that reside within Equinix data centers. An Equinix Performance Hub places corporate IT resources near large user populations in IBX data centers connected to many networks and clouds. Performance Hub solutions can be implemented gradually, without closing or moving out of existing data centers. This distributed, connectivity-driven approach to data center computing has been proven by Gartner, 451 Group, and many enterprise customers to provide dramatic benefits in application and network performance, as well as in business and IT agility. The Performance Hub offering is priced per IBX data center with an initial installation fee and an ongoing recurring monthly charge.

Managed IT Infrastructure Services

With the continued growth in Internet traffic, networks, cloud providers, service providers, enterprises and content providers are challenged to deliver fast and reliable service, while lowering costs. With more than 1,000 network service providers, Internet Service Providers (ISPs) and fixed and mobile carriers and 500+ cloud services providers located in our IBX data centers, we leverage the value of network and cloud choice with our set of multi-network/cloud management and other outsourced IT services, including:

Professional Services. Equinix Professional Services offer practical guidance and proven solutions to help customers optimize and future-proof their data center architectures. Our IBX data centers are staffed with IT, Internet, telecommunications, networking, cloud, and business continuity and disaster recovery specialists who are on-site and/or available 24x7x365. These professionals are trained to perform installations of customer equipment and cabling. Recently, we acquired Nimbo, a leading professional services company focused on helping enterprises develop and implement hybrid cloud IT architectures. The acquisition advances Equinix’s commitment to build its professional services capabilities to support data center migrations, WAN optimization and the creation of scalable, high performing hybrid cloud solutions. Professional services are custom-priced depending on customer requirements.

Global Solutions Architects. Our Global Solutions Architects (GSAs) have decades of specialized data center expertise and hands-on experience in planning, designing, testing, and deploying IT infrastructure, networks and cloud architectures. GSAs work with our customers and partners to define requirements and objectives and develop a comprehensive set of planning, test/validation, migration and deployment strategies to maximize the return on their data center IT, networking and cloud investments. GSA services are custom-priced depending on customer requirements.

Solution Validation Centers®. Equinix Solution Validation Centers (SVCs)™ are state-of-the-art technology proving grounds where companies can test and validate their data center, network and cloud designs to reduce risks in production-scale deployment and maximize their return on investment. Only Equinix enables its customers and partners to preview and validate the performance of enterprise data center and IT infrastructure plans with this high level of granularity and accuracy. Equinix SVCs are currently located in eight strategic markets around the globe, with plans for further worldwide expansion this year. SVC services are custom-priced depending on customer requirements.

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

Sales and Marketing

Sales. We use a direct sales force and channel marketing program to market our offerings to global enterprises, content providers, financial companies, and mobile and network service providers. We organize our sales force by customer type as well as by establishing a sales presence in diverse geographic regions, which enables efficient servicing of the customer base from a network of regional offices. In addition to our worldwide headquarters located in Silicon Valley, we have established an Asia-Pacific regional headquarters in Hong Kong, and a European regional headquarters in Amsterdam. Our Americas sales offices are located in Boston, Chicago, Los Angeles, New York, Reston, Virginia, Silicon Valley and Toronto and sales offices in Brazil operate out of data centers in Sao Paulo and Rio de Janeiro. Our EMEA sales offices are located in Amsterdam, Dubai, Dusseldorf, Enschede, Frankfurt, Geneva, London, Munich, Paris, Zurich and Zwolle. Our Asia-Pacific sales offices are located in Beijing, Hong Kong, Jakarta, Seoul, Shanghai, Singapore, Sydney, Melbourne and Tokyo.

Our sales team works closely with each customer to foster the natural network effect of our IBX model, resulting in access to a wider potential customer base via our existing customers. As a result of the IBX interconnection model, IBX data center participants often encourage their customers, suppliers and business partners to also locate in our IBX data centers. These customers, suppliers and business partners, in turn, encourage their business partners to locate in our IBX data centers resulting in additional customer growth. This network effect significantly reduces our new customer acquisition costs. In addition, large network providers, cloud providers or managed service providers may refer customers to Equinix as a part of their total customer solution. Equinix also focuses vertical sales specialists selling to support specific industry requirements for network, mobile and content providers, financial services, cloud computing, systems integrators and enterprise customer segments.

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

Our Competition

While a large number of enterprises own their own data centers, many others outsource some or all of their requirements to multitenant Internet data center facilities, such as those operated by Equinix. We believe that the outsourcing trend is likely to not only continue but also to grow in the coming years. It is estimated that Equinix is one of over 650 companies that provide Internet data center offerings around the world, ranging in size from firms with a single data center in a single market to firms in over 20 markets. Equinix competes with these firms, which vary in terms of their data center offerings, including:

Colocation Providers

Colocation data centers are a type of Internet data center that can also be referred to as “retail” data center space. Typically, colocation data center space is offered on the basis of individual racks/cabinets or cages ranging from 500 to 10,000 square feet in size. Typical customers of colocation providers include:

•	Large enterprises with significant IT expertise and requirements

•	Small and medium businesses looking to outsource data center requirements

•	Internet application providers

•	Major Internet content, entertainment and social networking providers

•	Shared, dedicated and managed hosting providers

•	Mobile and network service providers

•	Content delivery networks

Full facility maintenance and systems, including fire suppression, security, power backup and HVAC, are routinely included in managed colocation offerings. A variety of additional services are typically available, including remote hands technician services and network monitoring services.

In addition to Equinix, providers that offer colocation both globally and locally include firms such as AT&T, CenturyLink, COLT, CyrusOne, Level 3 Communications, NTT and Verizon Business.

Carrier-Neutral Colocation Providers

In addition to data center space and power, colocation providers also offer interconnection. Certain of these providers, known as network or carrier-neutral colocation providers, can offer customers the choice of hundreds of network service providers or ISPs to choose from. Typically, customers use interconnection to buy Internet connectivity, connect to VoIP telephone networks, perform financial exchange and settlement functions or perform business-to-business e-commerce. Carrier-neutral data centers are often located in key network hubs around the world like New York, Ashburn, Virginia, London, Amsterdam, Singapore and Hong Kong. Two types of data center facilities offering carrier-neutral colocation are used for many network-to-network interconnections:

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

Sample wholesale data center providers include Digital Realty Trust, DuPont Fabros Technology, e-Shelter and Global Switch.

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

Examples of managed hosters include AT&T, CenturyLink, NaviSite, Rackspace, SunGard, Verizon Business and Verizon Terremark.

Unlike other providers whose core businesses are bandwidth or managed services, we focus on neutral interconnection hubs for cloud and IT service providers, content providers, financial companies, enterprises and network service providers. As a result, we do not have the limited choices found commonly at other hosting/colocation companies. We compete based on the quality of our IBX data centers, our ability to provide a one-stop global solution in our Americas, EMEA and Asia-Pacific locations, the performance and diversity of our network- and cloud-neutral strategy, and the economic benefits of the aggregation of top network, cloud and business ecosystems under one roof. We expect to continue to benefit from several industry trends including the need for contracting with multiple networks due to the uncertainty in the telecommunications market; customers’ increasing power requirements; enterprise customers’ increased use of virtualization and outsourcing; the continued growth of broadband and significant growth in Ethernet as a network alternative; and the growth in mobile applications.

Our Business Segment Financial Information

We currently operate in three reportable segments comprised of our Americas, EMEA and Asia-Pacific geographic regions. Information attributable to each of our reportable segments is set forth in Note 16 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Employees

As of December 31, 2014, we had 3,866 employees. We had 2,122 employees based in the Americas, 1,023 employees based in EMEA and 721 employees based in Asia-Pacific. Of those employees, 1,756 were in engineering and operations, 802 were in sales and marketing and 1,308 were in management, finance and administration.

Real Estate Investment Trust (“REIT”) Conversion

In September 2012, we announced that our Board of Directors approved a plan for Equinix to pursue conversion to a REIT. On December 23, 2014, our Board of Directors formally approved our conversion to a REIT effective on January 1, 2015. We completed the implementation of the REIT conversion in 2014 and as a result, we will make a tax election for REIT status for the taxable year commencing January 1, 2015. The REIT conversion will include the data center operations in the U.S., Europe and Japan; data center operations in other jurisdictions will be designated as taxable REIT subsidiaries (“TRSs”).

As a REIT, we will generally be permitted to deduct from federal income taxes the dividends we pay to our stockholders (including, for this purpose, the value of any deemed distribution on account of adjustments to the conversion rate relating to our outstanding debt securities that are convertible into our common stock, provided the deemed distribution is not a preferential dividend. The income represented by such dividends will not be subject to federal taxation at the entity level but will be taxed, if at all, at the stockholder level. Nevertheless, the income of our TRSs which hold our U.S. operations that may not be REIT-compliant, are subject, as applicable, to federal and state corporate income tax. Likewise, our foreign subsidiaries continue to be subject to foreign income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRSs or through qualified REIT subsidiaries (“QRSs”). We are also subject to a separate corporate income tax on any gains recognized during a specified period (generally 10 years) following the REIT conversion that are attributable to “built-in” gains with respect to the assets that we owned on January 1, 2015. Our ability to qualify as a REIT will depend upon our continuing compliance with various requirements, including requirements related to the nature of our assets, the sources of our income and the distributions to our stockholders. If we fail to qualify as a REIT, we will be subject to federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRS operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules and some may not follow them at all.

In connection with our conversion to a REIT, we are seeking a private letter ruling (“PLR”) from the U.S. Internal Revenue Service (“IRS”). Our PLR request has multiple components, and we submitted the PLR request to the IRS in the fourth quarter of 2012.

We have incurred $81.4 million in costs to support our conversion to a REIT, including $49.7 million in 2014. We estimate that we will incur $2.0 million of one-time implementation costs to support the REIT conversion in 2015. In addition, we expect to incur a total of approximately $360.0 to $370.0 million in tax liabilities associated with a change in our methods of depreciating and amortizing various data center assets for tax purposes from our prior methods to methods that are more consistent with the characterization of such assets as real property for REIT purposes. The recapture expenses are generally payable over a four-year period starting in 2012 and, as of December 31, 2014, we have settled $281.0 million of the estimated federal and state tax liability related to the recapture of depreciation and amortization expenses. Prior to our decision to convert to a REIT, our balance sheet reflected our income tax liability as a non-current deferred tax liability. As a result of the REIT conversion, our non-current tax liability has been and will continue to be gradually and proportionally reclassified from non-current to current over the four-year period, which started in the third quarter of 2012. The current liability reflects the tax liability that relates to additional taxable income expected to be recognized within the twelve-month period from the date of the balance sheet. As a REIT, we also expect to incur approximately $10.0 million annually in compliance costs beginning in 2015.

On October 16, 2014, we announced the declaration by our Board of Directors of a special distribution (the “2014 Special Distribution”) of $416.0 million on our shares of common stock, payable in either common stock or cash to, and at the election of, our stockholders of record as of October 27, 2014 (the “Record Date”). Common stockholders elected to receive payment of the 2014 Special Distribution in the form of stock or cash, with the total cash payment to all stockholders limited to no more than 20% of the total distribution. In accordance with tax rules applicable to REIT conversions, in order for Equinix to be eligible to qualify for taxation as a REIT for federal income tax purposes effective for the taxable year commencing January 1, 2015, we are required to distribute, on or before December 31, 2015, our previously undistributed accumulated earnings and profits attributable to all taxable periods ending prior to January 1, 2015 (our “Pre-2015 Accumulated E&P”). The value of the 2014 Special Distribution, plus the value of the deemed distribution on account of the adjustment to the conversion rate relating to our outstanding 4.75% Convertible Subordinated Notes due June 15, 2016 (the “2016 Convertible Notes”) that was made as a result of the 2014 Special Distribution (the “2014 Conversion Rate Adjustment”), exceeded our Pre-2015 Accumulated E&P.

We intend to declare one or more special distributions in 2015 (the “2015 Special Distributions”), which would encompass some extraordinary items of taxable income that we expect to recognize in 2015, such as depreciation recapture in respect of accounting method changes commenced in our pre-REIT period and foreign earnings and profits recognized as dividend income. We estimate the aggregate amount of our 2015 Special Distributions, together with the expected value of the deemed distributions associated with any adjustments to the conversion rate of the 2016 Convertible Notes resulting from the 2015 Special Distributions (the “2015 Conversion Rate Adjustments”), will equal approximately $580.0 to $680.0 million. The conversion of our existing data center operations into the REIT and the addition of new entities into the REIT may also result in future special distributions.

We also expect to begin paying quarterly dividends in 2015 in connection with our conversion to a REIT effective January 1, 2015. On February 19, 2015, we announced a quarterly cash dividend of $1.69 per share payable on March 25, 2015, to shareholders of record on March 11, 2015.

In connection with the formal approval of our conversion to a REIT by our Board of Directors in late December 2014, we reassessed the deferred tax assets and liabilities of our U.S. operations included in the REIT structure during the fourth quarter of 2014. The reevaluation resulted in de-recognizing the deferred tax assets and liabilities of our REIT’s U.S. operations, excluding the deferred tax liabilities associated with the depreciation and amortization recapture expected in 2015. The de-recognition of the deferred tax assets and liabilities of our REIT’s U.S. operations occurred because the expected recovery or settlement of the related assets and liabilities will not result in deductible or taxable amounts in any post-REIT conversion periods. As a result of the de-recognition assessment, we recorded a significant income tax provision expense in the fourth quarter of 2014 of $324.1 million. The deferred tax assets and liabilities associated with our foreign operations, regardless of whether such foreign operations are part of the REIT conversion, are not subject to the de-recognition assessment. In addition, we don’t expect any “built-in” gains to be recognized within the next 10 years with respect to the REIT conversion.

We will continue to monitor our REIT compliance to maintain our status as a REIT. As necessary, we may convert certain of our data center operations in Canada and Asia Pacific into the REIT in the following years.

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

In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business and us:

Risks Related to Operating as a REIT

We may not qualify or remain qualified as a REIT.

We expect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year beginning January 1, 2015. We believe we are operating so as to qualify as a REIT under the Code and believe that our organization and method of operation complies with the rules and regulations promulgated under the Code and will enable us to continue to qualify as a REIT. However, we cannot assure you that we will qualify as a REIT, or that we will remain qualified as a REIT. Qualification as a REIT requires us to satisfy numerous requirements (some on an annual and others on a quarterly basis) established under highly technical and complex sections of the Code which may change from time to time and for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, we must derive at least 95% of our gross income in any year from qualifying sources. In addition, we must satisfy specified Asset Tests on a quarterly basis.

If, in any taxable year, we fail to qualify for taxation as a REIT and are not entitled to relief under the Code:

•	we will not be allowed a deduction for distributions to stockholders in computing our taxable income;

•	we will be subject to federal and state income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates; and

•	we will be disqualified from REIT tax treatment for four taxable years following the year we were so disqualified.

Any such corporate tax liability could be substantial and would reduce the amount of cash available for other purposes.

In addition, if we fail to qualify as a REIT, we still will have incurred substantial costs to support the REIT conversion and may still be subject to federal and state tax liability of approximately $360.0 to $370.0 million resulting from the recapture of depreciation and amortization expenses, of which $281.0 million has been settled as of December 31, 2014.

As a REIT, failure to make required distributions would subject us to federal corporate income tax.

We expect to begin paying quarterly distributions in the first quarter of 2015, the amount, timing and form of which will be determined, and will be subject to adjustment, by our Board of Directors. To qualify and be taxed as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to qualify for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, the creation of reserves or required debt service or amortization payments.

To the extent that we satisfy the 90% distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax on our undistributed taxable income if the actual amount that we distribute to our stockholders for a calendar year is less than the minimum amount specified under the Code.

We may be required to borrow funds or raise equity to satisfy our REIT distribution requirements.

Depending on the ultimate size and timing of any 2015 Special Distributions and the cash outlays associated with our conversion to a REIT, or the size and timing of future regular or special distributions, including any distributions made to satisfy REIT distribution requirements and maintain our qualification and taxation as a REIT, we may need to borrow funds or raise equity, even if the then-prevailing market conditions are not favorable for these borrowings or offerings.

Any insufficiency of our cash flows to cover our REIT distribution requirements could adversely impact our ability to raise short- and long-term debt or to offer equity securities in order to fund distributions required to maintain our qualification and taxation as a REIT. Furthermore, the REIT distribution requirements may increase the financing we need to fund capital expenditures, future growth and expansion initiatives. This would increase our indebtedness. A significant increase in our outstanding debt could lead to a downgrade of our credit rating. A downgrade of our credit rating could negatively impact our ability to access credit markets. Further, certain of our current debt instruments limit the amount of indebtedness we and our subsidiaries may incur. Significantly more financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness. For a discussion of risks related to our substantial level of indebtedness, see “Other Risks”.

Whether we issue equity, at what price and the amount and other terms of any such issuances will depend on many factors, including alternative sources of capital, our then-existing leverage, our need for additional capital, market conditions and other factors beyond our control. If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing stockholders may be reduced. In addition, new equity securities or convertible debt securities could have rights, preferences and privileges senior to those of our current stockholders, which could substantially decrease the value of our securities owned by them. Depending on the share price we are able to obtain, we may have to sell a significant number of shares in order to raise the capital we deem necessary to execute our long-term strategy, and our stockholders may experience dilution in the value of their shares as a result.

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

As a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets and the amounts we distribute to our stockholders. For example, under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of our TRS and other nonqualifying assets. This limitation may affect our ability to make large investments in other non-REIT qualifying operations or assets. In addition, in order to maintain qualification as a REIT, we must annually distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. Even if we maintain our qualification as a REIT, we will be subject to U.S. federal income tax at regular corporate rates for our undistributed REIT taxable income, as well as U.S. federal income tax at regular corporate rates for income recognized by our TRS. Because of these distribution requirements, we will likely not be able to fund future capital needs and investments from operating cash flow. As such, compliance with REIT tests may hinder our ability to make certain attractive investments, including the purchase of significant nonqualifying assets and the material expansion of non-real estate activities.

There are uncertainties relating to our estimate of our 2015 Special Distributions and the expected value of the deemed distributions associated with the 2015 Conversion Rate Adjustments, as well as the percentage of common stock and cash we may distribute in the 2015 Special Distributions.

We have provided an estimated range of the 2015 Special Distributions and the expected value of the deemed distributions associated with the 2015 Conversion Rate Adjustments. The 2015 Special Distributions will encompass our depreciation recapture in respect of our accounting method changes commenced in our pre-REIT period as well as dividend income recognized from the cumulative foreign earnings and profits of the data center operations outside the U.S. to be included in the REIT conversion as of January 1, 2015. However, our estimate of extraordinary items of taxable income in 2015 may be incorrect. For these reasons and others, our actual 2015 Special Distributions and, consequently, the estimated range of the sum of the Special Distributions together with the expected value of the deemed distributions associated with the 2015 Conversion Rate Adjustments, may be materially different from our current estimates.

We anticipate paying up to 20% of the 2015 Special Distributions in the form of cash and at least 80% in the form of common stock. We may in fact decide, based on our cash flows and strategic plans, IRS revenue procedures relating to distributions of earnings and profits, leverage and other factors, to pay these amounts in a different mix of cash and common stock.

As a REIT, we are limited in our ability to fund distribution payments using cash generated through our TRSs.

Our ability to receive distributions from our TRSs is limited by the rules with which we must comply to maintain our status as a REIT. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from real estate. Consequently, no more than 25% of our gross income may consist of dividend income from our TRSs and other nonqualifying types of income. Thus, our ability to receive distributions from our TRSs may be limited, and may impact our ability to fund distributions to our stockholders using cash flows from our TRSs. Specifically, if our TRSs become highly profitable, we might become limited in our ability to receive net income from our TRSs in an amount required to fund distributions to our stockholders commensurate with that profitability.

In addition, a significant amount of our income and cash flows from our TRSs will be generated from our international operations. In many cases, there are local withholding taxes and currency controls that may impact our ability or willingness to repatriate funds to the United States to help satisfy REIT distribution requirements.

Our planned extensive use of TRSs, including for certain of our international operations, may cause us to fail to qualify as a REIT.

The net income of our TRSs is not required to be distributed to the REIT, and income that is not distributed to the REIT generally will not be subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our securities in our TRSs and other nonqualifying assets to exceed 25% of the fair market value of our assets, we would fail to qualify as a REIT.

Our cash distributions are not guaranteed and may fluctuate.

A REIT generally is required to distribute at least 90% of its REIT taxable income to its stockholders.

Our Board of Directors, in its sole discretion, will determine on a quarterly basis the amount of cash to be distributed to our stockholders based on a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments, future acquisitions and divestitures and any stock repurchase program. Consequently, our distribution levels may fluctuate.

Even if we qualify as a REIT, some of our business activities are subject to corporate level income tax and foreign taxes, which will continue to reduce our cash flows, and we will have potential deferred and contingent tax liabilities.

As a REIT, we may be subject to some federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income, and state, local or foreign income, franchise, property and transfer taxes. In addition, we could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT.

A portion of our business is conducted through wholly owned TRSs because certain of our business activities could generate nonqualifying REIT income as currently structured and operated. The income of our U.S. TRSs will continue to be subject to federal and state corporate income taxes. In addition, our international assets and operations will continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted. Any of these taxes would decrease our earnings and our available cash.

We will also be subject to a federal corporate level tax at the highest regular corporate rate (currently 35%) on gain recognized from a sale of assets occurring within a specified period (generally ten years) after the effective date of our REIT election, that is, January 1, 2015, to the extent of the built-in-gain based on the fair market value of those assets on the effective date of the REIT election in excess of our then tax basis. In addition, depreciation recapture income that we will recognize in our 2015 and subsequent taxable years, as a result of accounting method changes that were effective prior to January 1, 2015, will be fully subject to this 35% tax.

In addition, the IRS and any state or local tax authority may successfully assert liabilities against us for corporate income taxes for our pre-REIT period, in which case we will owe these taxes plus applicable interest and penalties, if any. Moreover, any increase in taxable income for these pre-REIT periods will likely result in an increase in pre-REIT accumulated earnings and profits, which could either increase the taxable portion of our 2015 distributions to our stockholders or cause us to pay an additional taxable distribution to our stockholders after the relevant determination.

Restrictive loan covenants could prevent us from satisfying REIT distribution requirements.

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

Complying with REIT requirements may limit our ability to hedge effectively and increase the cost of our hedging and may cause us to incur tax liabilities.

The REIT provisions of the Code limit our ability to hedge assets, liabilities, revenues and expenses. Generally, income from hedging transactions that we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets and income from certain currency hedging transactions related to our non-U.S. operations do not constitute “gross income” for purposes of the REIT gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as nonqualifying income for purposes of the REIT gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on income or gains resulting from hedges entered into by them or expose us to greater risks associated with changes in interest rates or exchange rates than we would otherwise want to bear. In addition, hedging losses in any of our TRSs generally will not provide any tax benefit, except for being carried forward for possible use against future capital gain in the TRSs.

We have limited experience operating as a REIT, which may adversely affect our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to forecast dividends.

We began operating as a REIT on January 1, 2015 and, as such, have limited operating history as a REIT. In addition, prior to January 1, 2015 our senior management team had no prior experience operating a REIT. We can provide no assurance that our past experience has sufficiently prepared us to operate successfully as a REIT. Our inability to operate successfully as a REIT, including the failure to maintain REIT status, could adversely affect our business, financial condition and results of operations.

Distributions payable by REITs generally do not qualify for preferential tax rates.

Qualifying distributions payable by corporations to individuals, trusts and estates that are U.S. stockholders are currently eligible for federal income tax at preferential rates. Distributions payable by REITs, in contrast, generally are not eligible for the preferential rates. The preferential rates applicable to regular corporate distributions could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.

Our certificate of incorporation contains restrictions on the ownership and transfer of our stock, though they may not be successful in preserving our REIT status.

As a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the first year for which we elect to be taxed as a REIT. In addition, rents from “affiliated tenants” will not qualify as qualifying REIT income if we own 10% or more by vote or value of the customer, whether directly or after application of attribution rules under the Code. Subject to certain exceptions, our certificate of incorporation prohibits any stockholder from owning beneficially or constructively more than (i) 9.8% in value of the outstanding shares of all classes or series of our capital stock or (ii) 9.8% in value or number, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. We refer to these restrictions collectively as the “ownership limits” and we included them in our certificate of incorporation to facilitate our compliance with REIT tax rules. The constructive ownership rules under the Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding common stock (or the outstanding shares of any class or series of our stock) by an individual or entity could cause that individual or entity or another individual or entity to own constructively in excess of the relevant ownership limits. Any attempt to own or transfer shares of our common stock or of any of our other capital stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void. Even though our certificate of incorporation contains the ownership limits, there can be no assurance that these provisions will be effective to prevent our REIT status from being jeopardized, including under the affiliated tenant rule. Furthermore, there can be no assurance that we will be able to enforce the ownership limits. If the restrictions in our certificate of incorporation are not effective and as a result we fail to satisfy the REIT tax rules described above, then absent an applicable relief provision, we will fail to qualify as a REIT.

Other Risks

Acquisitions present many risks, and we may not realize the financial or strategic goals that were contemplated at the time of any transaction.

Over the last several years, we have completed several acquisitions, including that of Switch & Data Facilities Company, Inc. (“Switch and Data”) in 2010, an approximate 53% controlling equity interest in ALOG Data Centers do Brasil S.A. (“ALOG”) in 2011 and the remaining outstanding shares of ALOG in 2014, Asia Tone Limited and ancotel GmbH in 2012, an acquisition of a Dubai IBX data center in 2012, an acquisition of a carrier hotel in Frankfurt in 2013 and the acquisition of professional services firm Nimbo in 2015. We may make additional acquisitions in the future, which may include (i) acquisitions of businesses, products, services or technologies that we believe to be complementary, (ii) acquisitions of new IBX data centers or real estate for development of new IBX data centers or (iii) acquisitions through investments in local data center operators. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, including:

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

•	the possible loss or reduction in value of acquired businesses;

•	the possibility that future acquisitions may present new complexities in deal structure, related complex accounting and coordination with new partners, particularly in light of our status as a REIT;

•	the possibility that future acquisitions may be in geographies and regulatory environments to which we are unaccustomed;

•	the possibility that carriers may find it cost-prohibitive or impractical to bring fiber and networks into a new IBX data center;

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

We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with qualifying as or maintaining qualification as a REIT. As of

December 31, 2014, our total indebtedness was approximately $4.7 billion, our stockholders’ equity was $2.3 billion and our cash and investments totaled $1.1 billion. In addition, as of December 31, 2014, we had approximately $956.7 million of additional liquidity available to us from our $1.0 billion revolving credit facility as part of a $1.5 billion senior credit facility agreement entered into with a group of lenders. Some of our debt contains covenants which may limit our operating flexibility. In addition to our substantial debt, we lease a majority of our IBX data centers and certain equipment under non-cancellable lease agreements, the majority of which are accounted for as operating leases. As of December 31, 2014, our total minimum operating lease commitments under those lease agreements, excluding potential lease renewals, was approximately $993.3 million, which represents off-balance sheet commitments.

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

Since January 1, 2014, the closing sale price of our common stock on the NASDAQ Global Select Market has ranged from $170.48 to $235.38 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. General economic and market conditions, and market conditions for telecommunications stocks in general, may affect the market price of our common stock.

Announcements by us or others, or speculations about our future plans, may also have a significant impact on the market price of our common stock. These may relate to:

•	our operating results or forecasts;

•	new issuances of equity, debt or convertible debt by us;

•	changes to our capital allocation, tax planning or business strategy;

•	our qualification as a REIT and our declaration of distributions to our shareholders;

•	a stock repurchase program;

•	developments in our relationships with corporate customers;

•	announcements by our customers or competitors;

•	changes in regulatory policy or interpretation;

•	governmental investigations;

•	changes in the ratings of our debt or stock by rating agencies or securities analysts;

•	our purchase or development of real estate and/or additional IBX data centers;

•	our acquisitions of complementary businesses; or

•	the operational performance of our IBX data centers.

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

Our capital expenditures, together with ongoing operating expenses, obligations to service our debt and the cash outlays associated with our REIT distribution requirements, will be a substantial drain on our cash flow and may decrease our cash balances. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. Our inability to obtain additional debt and/or equity financing or to generate sufficient cash from operations may require us to prioritize projects or curtail capital expenditures which could adversely affect our results of operations.

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

Although we currently undertake, and may decide in the future to further undertake, foreign exchange hedging transactions to reduce foreign currency transaction exposure, we do not currently intend to eliminate all foreign currency transaction exposure. In addition, REIT compliance rules may restrict our ability to enter into hedging transactions. Therefore, any weakness of the U.S. dollar may have a positive impact on our consolidated results of operations because the currencies in the foreign countries in which we operate may translate into more U.S. dollars. However, if the U.S. dollar strengthens relative to the currencies of the foreign countries in which we operate, our consolidated financial position and results of operations may be negatively impacted as amounts in foreign currencies will generally translate into fewer U.S. dollars. For additional information on foreign currency risk, refer to our discussion of foreign currency risk in “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A of this Annual Report on Form 10-K.

Changes in U.S. or foreign tax laws, regulations, or interpretations thereof, including changes to tax rates, may adversely affect our financial statements and cash taxes.

We are a U.S. company with global subsidiaries and are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no certainty that additional taxes will not be due upon audit of our tax returns or as a result of changes to the tax laws and interpretations thereof. The U.S. Congress as well as the governments of many of the countries in which we operate are actively discussing changes to the corporate recognition and taxation of worldwide income. The nature and timing of any changes to each jurisdiction’s tax laws and the impact on our future tax liabilities cannot be predicted with any accuracy but could materially and adversely impact our results of operations and financial position or cash flows.

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

A customer’s decision to purchase our offerings typically involves a significant commitment of resources. In addition, some customers will be reluctant to commit to locating in our IBX data centers until they are confident that the IBX data center has adequate carrier connections. As a result, we have a long sales cycle. Furthermore, we may devote significant time and resources in pursuing a particular sale or customer that does not result in revenue. We have also significantly expanded our sales force in recent years, and it will take time for these new hires to become fully productive.

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

Commencing in 2012, we began a significant project to overhaul our back office systems that support the customer experience from initial quote to customer billing and our revenue recognition process. Additionally, commencing in 2013, we began to devote significant resources to the upgrade of our worldwide financial application suite from Oracle’s version 11i to R12. Both projects have continued into 2015. Oracle has already begun to discontinue its support for our current business application suite. While the Oracle financial application suite implementation was largely completed in July 2014 and the initial implementation of the systems to support our billing and revenue process was completed in August 2014, substantial work continues on our back office systems. As a result of that discontinued support and our continued work on these projects, we may experience difficulties with our systems, management distraction and significant business disruptions. Difficulties with our systems may interrupt our ability to accept and deliver customer orders and may adversely impact our overall financial operations, including our accounts payable, accounts receivables, general ledger, close processes, internal financial controls and our ability to otherwise run and track our business. We may need to expend significant attention, time and resources to correct problems or find alternative sources for performing these functions. All of these changes to our financial systems create an increased risk of deficiencies in our internal controls over financial reporting until such systems are stabilized. Such significant investments in our back office systems may take longer to complete and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and there is a risk of an impairment charge if we decide that portions of these projects will not ultimately benefit the company or are de-scoped. Any such difficulty or disruption may adversely affect our business and operating results.

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

Regulation of greenhouse gas (“GHG”) emissions could increase the cost of electricity by reducing supplies of electricity generated from fossil fuels, by requiring the use of more expensive generating methods or by imposing taxes or fees upon electricity generation or use. Electricity is a material cost in connection with our business, and an increase in the cost of electricity, whether from regulations of GHGs or otherwise, could adversely affect us.

Regulations to limit GHG emissions have been in force in the European Union for some time. In the U.S., regulation of GHGs is in force for new sources under existing law and regulations. In addition, the U.S. Environmental Protection Agency (“EPA”) has proposed regulations under existing statutory authority that would require states to reduce GHG emissions by 30% by 2030. Certain states, like California, regulate GHG emissions by imposing regulatory caps on allowances and by selling or auctioning the rights to such emissions. These programs have not had a material adverse effect on our electricity costs to date, but due to the market-driven nature of some of the programs, could do so in the future.

In addition, regulation of GHGs is subject to change globally and nationally. For example, the United States and China recently announced an agreement regarding climate change that would require China to consider regulating its GHG emissions to prevent further increases in emissions of GHGs by 2030. In order for China to meet this commitment, China may impose limitations on fossil fuel generation or costs upon electricity, similar to those imposed in the U.S. and elsewhere. In other international forums, new commitments under the International Convention on Climate Change could result in new limits on GHG emissions within participating nations. Any such new regulations could trigger increases in electricity costs that could adversely affect our business in affected countries.

Even existing programs can change over time in ways that affect our operations. California’s cap-and-trade program was expanded on January 1, 2015 to require fuel distributors (for example, gas pipeline companies and diesel fuel distributors) to obtain allowances for the GHG emissions attributable to the combustion of the fuels they sell. Such regulations have increased our costs for both electricity and fuel (for example, for emergency generators) in California.

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

Our most recent evaluation of our controls resulted in our conclusion that, as of December 31, 2014, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth, through, for example, ongoing billing system updates being deployed into production during 2015, will require us to further develop our controls and reporting systems and implement or amend new or existing controls and reporting systems. All of these changes to our financial systems create an increased risk of deficiencies in our internal controls over financial reporting until such systems are stabilized. If, in the future, our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.

If we cannot effectively manage our international operations, and successfully implement our international expansion plans, our revenues may not increase and our business and results of operations would be harmed.

For the years ended December 31, 2014, 2013 and 2012, we recognized approximately 49%, 46% and 44%, respectively, of our revenues outside the U.S. We currently operate outside of the U.S. in Canada, Brazil, EMEA and Asia-Pacific.

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

Our international operations are generally subject to a number of additional risks, including:

•	the costs of customizing IBX data centers for foreign countries;

•	protectionist laws and business practices favoring local competition;

•	greater difficulty or delay in accounts receivable collection;

•	difficulties in staffing and managing foreign operations, including negotiating with foreign labor unions or workers’ councils;

•	difficulties in managing across cultures and in foreign languages;

•	political and economic instability;

•	fluctuations in currency exchange rates;

•	difficulties in repatriating funds from certain countries;

•	our ability to obtain, transfer, or maintain licenses required by governmental entities with respect to our business;

•	unexpected changes in regulatory, tax and political environments;

•	our ability to secure and maintain the necessary physical and telecommunications infrastructure;

•	compliance with anti-bribery and corruption laws;

•	compliance with economic and trade sanctions enforced by the Office of Foreign Assets Control of the U.S. Department of Treasury; and

•	compliance with evolving governmental regulation with which we have little experience.

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

•	the duration of the sales cycle for our offerings and our ability to ramp our newly-hired sales persons to full productivity within the time period we have forecasted;

•	restructuring charges or reversals of restructuring charges, which may be necessary due to revised sublease assumptions, changes in strategy or otherwise;

•	acquisitions or dispositions we may make;

•	the financial condition and credit risk of our customers;

•	the provision of customer discounts and credits;

•	the mix of current and proposed products and offerings and the gross margins associated with our products and offerings;

•	the timing required for new and future IBX data centers to open or become fully utilized;

•	competition in the markets in which we operate;

•	conditions related to international operations;

•	increasing repair and maintenance expenses in connection with aging IBX data centers;

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

Although we have historically experienced a record of strong collection of our accounts receivables as evidenced by our prior DSO metrics, our DSO has increased over the past few quarters. We have recently centralized responsibilities for customer billing and collections in the EMEA region. This transition of responsibilities has impacted our DSO efforts. We are also implementing a new billing system. The initial implementation of this system was completed in August 2014, but the full implementation of the system is not expected to be complete until later in 2015. The ongoing changes in the billing system may result in further delays in our billing and collections. While we believe these are temporary issues that will resolve themselves over time, the overall negative impact to our DSO has had an impact to our operating cash flows, liquidity and financial performance. If we are unable to resolve the underlying issues that are contributing to our current DSO levels, our operating cash flows, liquidity and financial performance may continue to be impacted.

We may incur goodwill and other intangible asset impairment charges, or impairment charges to our property, plant and equipment, which could result in a significant reduction to our earnings.

In accordance with GAAP, we are required to assess our goodwill and other intangible assets annually, or more frequently whenever events or changes in circumstances indicate potential impairment, such as changing market conditions or any changes in key assumptions. If the testing performed indicates that an asset may not be recoverable, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made.

We also monitor the remaining net book values of our property, plant and equipment periodically, including at the individual IBX data center level. Although each individual IBX data center is currently performing in line with our expectations, the possibility that one or more IBX data centers could begin to under-perform relative to our expectations is possible and may also result in non-cash impairment charges.

These charges could be significant, which could have a material adverse effect on our business, results of operations or financial condition.

We have incurred substantial losses in the past and may incur additional losses in the future.

As of December 31, 2014, our accumulated deficit was $296.0 million. Although we have generated net income for each fiscal year since 2008, except for the year ended December 31, 2014, we are also currently investing heavily in our future growth through the build out of multiple additional IBX data centers and IBX data center expansions as well as acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

The failure to obtain favorable terms when we renew our IBX data center leases, or the failure to renew such leases, could harm our business and results of operations.

While we own certain of our IBX data centers, others are leased under long-term arrangements with lease terms expiring at various dates through 2053. These leased centers have all been subject to significant development by us in order to convert them from, in most cases, vacant buildings or warehouses into IBX data centers. Most of our IBX data center leases have renewal options available to us. However, many of these renewal options provide for the rent to be set at then-prevailing market rates. To the extent that then-prevailing market rates or negotiated rates are higher than present rates, these higher costs may adversely impact our business and results of operations, or we may decide against renewing the lease. In the event that an IBX data center lease does not have a renewal option, or we fail to exercise a renewal option in a timely fashion and lose our right to renew the lease, we may not be successful in negotiating a renewal of the lease with the landlord. A failure to renew a lease could force us to exit a building prematurely, which could be disruptive to our business, harm our customer relationships, expose us to liability under our customer contracts, cause us to take impairment charges and negatively affect our operating results.

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

Various laws and governmental regulations, both in the U.S. and abroad, governing Internet related services, related communications services and information technologies remain largely unsettled, even in areas where there has been some legislative action. For example, the Federal Communications Commission recently adopted new network neutrality rules that may result in material changes in the regulations and contribution regime affecting us and our customers. Likewise, as part of a review of the current equity market structure, the Securities and Exchange Commission and the Commodity Futures Trading Commission (“CFTC”) have both sought comments regarding the regulation of independent data centers, such as us, which provide colocation for financial markets and exchanges. The CFTC is also considering regulation of companies that use automated and high-frequency trading systems. Any such regulation may ultimately affect our provision of offerings.

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

Our executive offices are located in Redwood City, California, and we also have sales offices in several cities throughout the U.S. Our Asia-Pacific headquarters office is located in Hong Kong and we also have office space in Shanghai, China; Singapore; Tokyo, Japan; and Sydney, Australia, which is contained inside an IBX data center there. Our EMEA headquarters office is located in Amsterdam, the Netherlands and our regional sales offices in EMEA are based in our IBX data centers in EMEA. We have entered into leases for certain of our IBX data centers in Atlanta, Georgia; New York, New York; Dallas, Texas; Chicago, Illinois; Englewood, Colorado; Los Angeles, Palo Alto, San Jose, Santa Clara and Sunnyvale, California; Miami, Florida; Newark, North Bergen and Secaucus, New Jersey; Philadelphia, Pennsylvania; Reston and Vienna, Virginia; Seattle, Washington; Toronto, Canada; Waltham, Massachusetts and Rio De Janeiro and Sao Paolo, Brazil in the Americas region; Shanghai, China; Hong Kong; Singapore; Sydney, Australia and Osaka and Tokyo, Japan in the Asia-Pacific region; Dubai, U.A.E.; London, United Kingdom; Paris, France; Frankfurt, Munich and Dusseldorf, Germany; Zurich and Geneva, Switzerland and Enschede and Zwolle, the Netherlands in the EMEA region. We own certain of our IBX data centers in Ashburn, Virginia; Chicago, Illinois; Los Angeles and San Jose, California; New York, New York; Paris, France; Frankfurt, Germany and Amsterdam, the Netherlands. We own campuses in Ashburn, Virginia, Silicon Valley and Frankfurt, Germany that house some of our IBX data centers mentioned in the preceding sentence.

The following table presents an overview of our portfolio of IBX data centers as of December 31, 2014 (in thousands):

	# of IBXs	Total cabinet capacity (1)	Cabinets billed	Cabinet utilization % (2)	MRR per cabinet (3)
Americas (4)	52	54,800	45,400	83%	$2,345
EMEA	30	43,700	32,800	75%	1,597
Asia-Pacific	19	26,300	19,700	75%	1,883

Total	102	124,800	97,900	78%	2,002

(1)	Cabinets represent a specific amount of space within an IBX data center. Customers can combine and use multiple adjacent cabinets within an IBX data center, depending on their space requirements.
(2)	The cabinet utilization rate represents the percentage of cabinet space billing versus net sellable cabinet space available, taking into consideration power limitations.
(3)	MRR per cabinet represents the monthly average recurring revenue recognized during the period divided by the average number of cabinets invoiced to customers during the current period.
(4)	Other than the number of IBX data centers, these amounts exclude our Brazil operations due to their significant managed IT infrastructure services revenue.

The following table presents a summary of our significant IBX data center expansion projects as of December 31, 2014:

Property	Property location	Target open date	Sellable cabinets	Construction in progress (in thousands)
Americas:
TR2 Phase I	Toronto	Q1 2015	675	$39,667
NY6 Phase I	New York	Q1 2015	720	57,531
PH1 Phase II	Philadelphia	Q1 2015	300	16,028
SE3 Phase II	Seattle	Q2 2015	575	1,868
SV5 Phase III	San Jose	Q2 2015	850	25,658
RJ2 Phase II	Rio de Janeiro	Q3 2015	310	24
DC11 Phase II	Ashburn	Q3 2015	390	3,353
DA2 Phase II	Dallas	Q4 2015	500	1,079

			4,320	145,208
EMEA:
LD6 Phase I	London	Q1 2015	1,385	70,579
PA4 Phase II	Paris	Q2 2015	660	8,670
FR2 Phase IV	Frankfurt	Q2 2015	725	—
AM3 Phase III	Amsterdam	Q2 2015	550	—
FR4 Phase IV	Frankfurt	Q3 2015	300	—

			3,620	79,249
Asia-Pacific:
SG3 Phase I	Singapore	Q1 2015	1,000	41,504
HK2 Phase III	Hong Kong	Q3 2015	900	1,132
HK1 Phase IX	Hong Kong	Q4 2015	275	—
TY5 Phase I	Tokyo	Q1 2016	725	850

			2,900	43,486

Total			10,840	$267,943

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ Global Select Market under the symbol of “EQIX.” Our common stock began trading in August 2000. The following table sets forth on a per share basis the low and high closing prices of our common stock as reported by the NASDAQ Global Select Market during the last two years.

	Low	High
Fiscal 2014
Fourth Fiscal Quarter	$191.96	$234.10
Third Fiscal Quarter	206.26	223.58
Second Fiscal Quarter	170.48	210.11
First Fiscal Quarter	173.42	194.02

	Low	High
Fiscal 2013
Fourth Fiscal Quarter	$155.18	$181.92
Third Fiscal Quarter	165.89	202.98
Second Fiscal Quarter	176.13	229.67
First Fiscal Quarter	206.31	226.00

As of January 31, 2015, we had 56,473,723 shares of our common stock outstanding held by approximately 191 registered holders.

In October 2014, our Board of Directors declared a special distribution of $416.0 million, or approximately $7.57 per share (the “2014 Special Distribution”), to our common stockholders in connection with our plan to convert to a REIT. The 2014 Special Distribution was paid on November 25, 2014 to our common stockholders of record as of the close of business on October 27, 2014. Common stockholders had the option to elect to receive payment of the 2014 Special Distribution in the form of stock or cash, with the total cash payment to all stockholders limited to no more than 20% of the total distribution. The number of shares distributed was determined based upon common stockholder elections and the average closing price of our common stock on the three trading days commencing on November 18, 2014 or $224.45 per share. As such, we issued 1,482,419 shares of our common stock and paid $83.3 million in connection with the 2014 Special Distribution.

To date, we have not declared or paid any regular cash dividends on our common stock. However, in connection with our conversion to a REIT effective January 1, 2015, we expect to begin paying quarterly dividends in 2015, beginning with our recently announced cash dividend of $1.69 per share payable on March 25, 2015.

In addition, we intend to declare one or more 2015 Special Distributions, which would encompass some extraordinary items of taxable income that we expect to recognize in 2015, such as depreciation recapture in respect of accounting method changes commenced in our pre-REIT period as well as foreign earnings and profits recognized as dividend income. We estimate the aggregate amount of our Special Distributions in both Year 2014 and Year 2015 together with the expected value of the deemed distributions associated with the Conversion Rate Adjustments, will equal approximately $1.0 to $1.1 billion. We expect to pay the 2015 Special Distributions in a combination of our common stock and cash, with at least 80% of the total 2015 Special Distributions in the form of common stock and up to 20% in cash. The conversion of our existing data center operations into the REIT and the addition of new entities into the REIT may also result in future special distributions.

During the year ended December 31, 2014, we did not issue or sell any securities on an unregistered basis.

Purchases of Equity Securities by Issuer

In December 2013, our Board of Directors approved a share repurchase program to repurchase up to $500.0 million in value of our common stock in the open market or private transactions through December 31, 2014. There were no share repurchases during the three months ended December 31, 2014. The share repurchase program expired on December 31, 2014 with an unused balance under the share repurchase program of $153.2 million. For additional information, see “Share Repurchase Program” in Note 11 of our Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on Equinix’s common stock between December 31, 2009 and December 31, 2014 with the cumulative total return of (i) The NASDAQ Composite Index and (ii) The NASDAQ Telecommunications Index. This graph assumes the investment of $100.00 on December 31, 2009 in Equinix’s common stock, in The NASDAQ Composite Index, and in The NASDAQ Telecommunications Index, and assumes the reinvestment of dividends, if any.

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

The following consolidated statement of operations data for the five years ended December 31, 2014 and the consolidated balance sheet data as of December 31, 2014, 2013, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements and the related notes. Our historical results are not necessarily indicative of the results to be expected for future periods. The following selected consolidated financial data for the three years ended December 31, 2014 and as of December 31, 2014 and 2013, should be read in conjunction with our audited consolidated financial statements and the related notes in Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K. In addition, we completed an acquisition of an approximate 53% controlling equity interest in ALOG Data Centers do Brasil S.A. (“ALOG”) in April 2011 and the remaining outstanding shares of ALOG in July 2014, acquisitions of the Frankfurt Kleyer 90 carrier hotel in October 2013, a Dubai IBX data center in November 2012, acquisitions of Asia Tone Limited and ancotel GmbH in July 2012, and an acquisition of Switch and Data Facilities Company, Inc. in April 2010. We also sold 16 of our IBX data centers located throughout the U.S. in November 2012. For further information on these acquisitions and our discontinued operations, refer to Notes 3 and 5, respectively, of our Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

	Years ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands, except per share data)
Revenues	$2,443,776	$2,152,766	$1,887,376	$1,565,625	$1,188,652

Costs and operating expenses:
Cost of revenues	1,197,885	1,064,403	944,617	829,024	652,445
Sales and marketing	296,103	246,623	202,914	158,347	110,765
General and administrative	438,016	374,790	328,266	265,554	220,618
Restructuring charges (reversals)	—	(4,837)	—	3,481	6,734
Impairment charges	—	—	9,861	—	—
Acquisition costs	2,506	10,855	8,822	3,297	12,337

Total costs and operating expenses	1,934,510	1,691,834	1,494,480	1,259,703	1,002,899

Income from operations	509,266	460,932	392,896	305,922	185,753
Interest income	2,891	3,387	3,466	2,280	1,515
Interest expense	(270,553)	(248,792)	(200,328)	(181,303)	(140,475)
Other-than-temporary impairment recovery on investments	—	—	—	—	3,626
Other income (expense)	119	5,253	(2,208)	2,821	692
Loss on debt extinguishment and interest rate swaps, net	(156,990)	(108,501)	(5,204)	—	(10,187)

Income from continuing operations before income taxes	84,733	112,279	188,622	129,720	40,924
Income tax expense (1)	(345,459)	(16,156)	(58,564)	(37,347)	(10,813)

Net income (loss) from continuing operations	(260,726)	96,123	130,058	92,373	30,111
Net income from discontinued operations, net of tax	—	—	13,086	1,009	668

Net income (loss)	(260,726)	96,123	143,144	93,382	30,779
Net (income) loss attributable to redeemable non-controlling interests	1,179	(1,438)	(3,116)	1,394	—

Net income (loss) attributable to Equinix	$(259,547)	$94,685	$140,028	$94,776	$30,779

	Years ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands, except per share data)
Earnings per share (“EPS”) attributable to Equinix:
Basic EPS from continuing operations	$(4.96)	$1.92	$2.65	$1.75	$0.69
Basic EPS from discontinued operations	—	—	0.27	0.02	0.01

Basic EPS	$(4.96)	$1.92	$2.92	$1.77	$0.70

Weighted-average shares—basic	52,359	49,438	48,004	46,956	43,742

Diluted EPS from continuing operations	$(4.96)	$1.89	$2.58	$1.72	$0.67
Diluted EPS from discontinued operations	—	—	0.25	0.02	0.02

Diluted EPS	$(4.96)	$1.89	$2.83	$1.74	$0.69

Weighted-average shares—diluted	52,359	50,116	51,816	47,898	44,810

(1)	The increase in income tax expense from the year ended December 31, 2013 to the year ended December 31, 2014 was primarily attributed to the de-recognition of $324.1 million of deferred tax assets and deferred tax liabilities in December 2014, when our Board of Directors formally approved our conversion to a REIT and we reassessed the deferred tax assets and deferred tax liabilities of our U.S. operations included in the REIT structure.

	Years ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Other financial data (1):
Net cash provided by operating activities	$689,420	$604,608	$632,026	$587,320	$392,583
Net cash used in investing activities	(435,839)	(1,169,313)	(442,873)	(1,499,155)	(600,680)
Net cash provided by (used in) financing activities	107,401	574,907	(222,721)	748,728	309,686

(1)	For a discussion of our primary non-GAAP financial metric, adjusted EBITDA, see our non-GAAP financial measures discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

	As of December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term and long-term investments	$1,140,751	$1,030,092	$546,524	$1,076,345	$592,839
Accounts receivable, net	262,570	184,840	163,840	139,057	116,358
Property, plant and equipment, net	4,998,270	4,591,650	3,915,738	3,223,841	2,649,171
Total assets	7,817,433	7,492,359	6,135,797	5,787,284	4,449,030
Capital lease and other financing obligations, excluding current portion	1,168,042	914,032	545,853	390,269	253,945
Mortgage and loans payable, excluding current portion	534,686	199,700	188,802	168,795	100,337
Senior notes	2,750,000	2,250,000	1,500,000	1,500,000	750,000
Convertible debt, excluding current portion	145,853	724,202	708,726	694,769	916,337
Redeemable non-controlling interests	—	123,902	84,178	67,601	—
Total stockholders’ equity	2,270,131	2,459,064	2,313,441	1,936,151	1,863,682

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In December 2014, as more fully described in the Real Estate Investment Trust (“REIT”) Conversion in Business in Item 1 of this Annual Report on Form 10-K, we completed the implementation of the REIT conversion and as a result, we will make a tax election for REIT status for the taxable year commencing January 1, 2015.

In December 2014, as more fully described in Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we entered into a credit agreement with a group of lenders for a $1.5 billion credit facility, which is referred to as the senior credit facility, comprised of a $1.0 billion multicurrency revolving credit facility and a $500.0 million multicurrency term loan facility. We used a portion of the net proceeds of the term loan facility for the prepayment of the remaining principal balance of the previously outstanding U.S. term loan of $110.0 million. The existing U.S. revolving credit line of $550.0 million was replaced with the $1.0 billion revolving credit facility. We recognized a loss on debt extinguishment of $2.5 million during the three months ended December 31, 2014 related to the prepayment and termination of the U.S. term loan and U.S. revolving credit line.

In December 2014, as more fully described in Note 9 to Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we redeemed all of our $750.0 million 7.00% senior notes, plus accrued interest, with $866.9 million in cash, which includes the premium paid of $94.0 million. During the three months ended December 31, 2014, we recognized a loss on debt extinguishment of $103.3 million, which included the premium paid and the write-off of unamortized debt issuance costs of $9.3 million.

In November 2014, as more fully described in Note 9 to Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we issued $1.25 billion aggregate principal amount of senior notes, consisting of $750.0 million aggregate principal amount of 5.375% senior notes due January 1, 2022, and $500.0 million aggregate principal amount of 5.750% senior notes due January 1, 2025, which are referred to as the 2022 senior notes and 2025 senior notes, respectively. We used a portion of the net proceeds from this senior notes offering for the redemption of our 7.00% senior notes and intend to use the remaining net proceeds for general corporate purposes, including capital expenditure and dividend distribution.

In October 2014, as more fully described in Note 11 to Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, our Board of Directors declared a special distribution of $416.0 million, or approximately $7.57 per share, which is referred to as the 2014 special distribution, to our common stockholders in connection with our plan to convert to a REIT. The 2014 special distribution was paid on November 25, 2014 to our common stockholders of record as of the close of business on October 27, 2014. Common stockholders had the option to elect to receive payment of the 2014 special distribution in the form of stock or cash, with the total cash payment to all stockholders limited to no more than 20% of the total distribution. The number of shares distributed was determined based upon common stockholder elections and the average closing price of our common stock on the three trading days commencing on November 18, 2014, or $224.45 per share. We issued 1,482,419 shares of our common stock and paid $83.3 million in connection with the 2014 special distribution. On January 1, 2015, we began operating as a REIT. See REIT conversion in Business in Item 1 of this Annual Report on Form 10-K.

In October 2014, as more fully described in Note 9 to Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we settled with the remaining holders of our 3.00% convertible subordinated notes. Approximately $178.7 million in aggregate principal amount of the 3.00% convertible subordinated notes were converted into 1,595,496 shares of common stock. The remaining amount of the 3.00% convertible subordinated notes were settled in cash.

In July 2014, as more fully described in Note 2 and Note 10 to Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we and Riverwood Capital L.P. (“Riverwood”) entered into a purchase and sale agreement in which we acquired Riverwood’s interest in ALOG Data Centers do Brasil S.A. and its subsidiaries (“ALOG”) and the approximate 10% of ALOG owned by ALOG management, which resulted in our 100% ownership interest in ALOG. The net purchase price of $225.7 million consisted of: (i) $216.5 million of cash paid to Riverwood and ALOG management to acquire their interests in ALOG, (ii) $8.5 million of cash paid for the common shares of ALOG related to vested and outstanding stock options to purchase common shares of ALOG that were held by ALOG employees and (iii) $686,000 for the assumption of Riverwood’s portion of the contingent consideration in connection with the acquisition of ALOG in 2011.

In June 2014, as more fully described in Note 9 to Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we entered into an agreement with a note holder to exchange an aggregate of $217.2 million of the principal amount of the 3.00% convertible subordinated notes for 1,948,578 shares of our common stock and $5.4 million in cash, which was comprised of accrued interest and a premium. As a result, we recognized a loss on debt extinguishment of $4.2 million during the year ended December 31, 2014.

In May and June 2014, as more fully described in Note 9 to Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we entered into agreements with certain note holders to exchange an aggregate of $215.8 million of the principal amount of the 4.75% convertible subordinated notes for 2,411,851 shares of our common stock and $51.7 million in cash, which was comprised of accrued interest, a premium and cash paid in lieu of issuing shares for certain note holders’ principal. As a result, we recognized a loss on debt extinguishment of $47.0 million during the year ended December 31, 2014.

Overview

Equinix provides global data center offerings that protect and connect the world’s most valued information assets. Global enterprises, financial services companies and content and network service providers rely upon Equinix’s leading insight and data centers in 33 markets around the world for the safekeeping of their critical IT equipment and the ability to directly connect to the networks that enable today’s information-driven economy. Equinix offers the following solutions: (i) premium data center colocation, (ii) interconnection and (iii) exchange and outsourced IT infrastructure services. As of December 31, 2014, we operated or had partner International Business Exchange (“IBX”) data centers in the Atlanta, Boston, Chicago, Dallas, Denver, Los Angeles, Miami, New York, Philadelphia, Rio de Janeiro, Sao Paulo, Seattle, Silicon Valley, Toronto and Washington, D.C. metro areas in the Americas region; France, Germany, Italy, the Netherlands, Switzerland, the United Arab Emirates and the United Kingdom in the Europe, Middle East and Africa (“EMEA”) region; and Australia, China, Hong Kong, Indonesia, Japan and Singapore in the Asia-Pacific region.

Our data centers in 33 markets around the world are a global platform, which allows our customers to increase information and application delivery performance while significantly reducing costs. This global platform and the quality of our IBX data centers have enabled us to establish a critical mass of customers. As more customers choose our IBX data centers, it benefits their suppliers and business partners to colocate with us as well, in order to gain the full economic and performance benefits of our offerings. These partners, in turn, pull in their business partners, creating a “marketplace” for their services. Our global platform enables scalable, reliable and cost-effective colocation, interconnection and traffic exchange that lowers overall cost and increases flexibility. Our focused business model is built on our critical mass of customers and the resulting “marketplace” effect. This global platform, combined with our strong financial position, continues to drive new customer growth and bookings.

Historically, our market has been served by large telecommunications carriers who have bundled telecommunications products and services with their colocation offerings. The data center market landscape has evolved to include cloud computing/utility providers, application hosting providers and systems integrators, managed infrastructure hosting providers and colocation providers. More than 350 companies provide data center solutions in the U.S. alone. Each of these data center solutions providers can bundle various colocation, interconnection and network offerings, and outsourced IT infrastructure services. We are able to offer our customers a global platform that reaches 15 countries with proven operational reliability, improved application performance and network choice, and a highly scalable set of offerings.

Our utilization rate represents the percentage of our cabinet space billing versus net sellable cabinet space available, taking into account power limitations. Our utilization rate was approximately 78% and 76% as of December 31, 2014 and December 31, 2013, respectively. However, excluding the impact of IBX data center expansion projects that have opened during the last 12 months, our utilization rate would be approximately 81% as of December 31, 2014. Our utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and offerings. As was the case with our recent expansions and acquisitions, our expansion criteria will be dependent on a number of factors, such as demand from new and existing customers, quality of the design, power capacity, access to networks, capacity availability in the current market location, amount of incremental investment required by us in the targeted property, lead-time to break even on a free cash flow basis, and in-place customers. Like our recent expansions and acquisitions, the right combination of these factors may be attractive to us. Depending on the circumstances, these transactions may require additional capital expenditures funded by upfront cash payments or through long-term financing arrangements in order to bring these properties up to Equinix standards. Property expansion may be in the form of purchases of real property, long-term leasing arrangements or acquisitions. Future purchases, construction or acquisitions may be completed by us or with partners or potential customers to minimize the outlay of cash, which can be significant.

Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during any given quarter of the past three years, more than half of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. During the years ended December 31, 2014, 2013 and 2012, our largest customer accounted for approximately 2% of our recurring revenues for the periods then ended. Our 50 largest customers accounted for approximately 36%, 35% and 34% of our recurring revenues for the years ended December 31, 2014, 2013 and 2012.

Our non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment and professional services that we perform. These services are considered to be non-recurring because they are billed typically once, upon completion of the installation or the professional services work performed. The majority of these non-recurring revenues are typically billed on the first invoice distributed to the customer in connection with their initial installation. However, revenues from installation services are deferred and recognized ratably over the expected life of the customer installation. Additionally, revenue from contract settlements, when a customer wishes to terminate their contract early, is recognized when no remaining performance obligations exist and collectability is reasonably assured, to the extent that the revenue has not previously been recognized. As a percentage of total revenues, we expect non-recurring revenues to represent less than 10% of total revenues for the foreseeable future.

Our Americas revenues are derived primarily from colocation and related interconnection offerings, and our EMEA and Asia-Pacific revenues are derived primarily from colocation and managed infrastructure offerings.

The largest components of our cost of revenues are depreciation, rental payments related to our leased IBX data centers, utility costs, including electricity and bandwidth, IBX data center employees’ salaries and benefits, including stock-based compensation, repairs and maintenance, supplies and equipment and security services. A substantial majority of our cost of revenues is fixed in nature and should not vary significantly from period to period, unless we expand our existing IBX data centers or open or acquire new IBX data centers. However, there are certain costs that are considered more variable in nature, including utilities and supplies that are directly related to growth in our existing and new customer base. We expect the cost of our utilities, specifically electricity, will generally increase in the future on a per-unit or fixed basis, in addition to the variable increase related to the growth in consumption by our customers. In addition, the cost of electricity is generally higher in the summer months, as compared to other times of the year. To the extent we incur increased utility costs, such increased costs could materially impact our financial condition, results of operations and cash flows. Furthermore, to the extent we incur increased electricity costs as a result of either climate change policies or the physical effects of climate change, such increased costs could materially impact our financial condition, results of operations and cash flows.

Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, including stock-based compensation, sales commissions, marketing programs, public relations, promotional materials and travel, as well as bad debt expense and amortization of customer contract intangible assets.

General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, accounting, legal and other professional service fees, and other general corporate expenses, such as our corporate regional headquarters office leases and some depreciation expense.

Due to our recurring revenue model, and a cost structure which has a large base that is fixed in nature and generally does not grow in proportion to revenue growth, we expect our cost of revenues, sales and marketing expenses and general and administrative expenses to decline as a percentage of revenues over time, although we expect each of them to grow in absolute dollars in connection with our growth. However, for cost of revenues, this trend may periodically be impacted when a large expansion project opens or is acquired, and before it starts generating any meaningful revenue. Furthermore, in relation to cost of revenues, we note that the Americas region has a lower cost of revenues as a percentage of revenue than either EMEA or Asia-Pacific. This is due to both the increased scale and maturity of the Americas region, compared to either the EMEA or Asia-Pacific region, as well as a higher cost structure outside of the Americas, particularly in EMEA. While we expect all three regions to continue to see lower cost of revenues as a percentage of revenues in future periods, we expect the trend that sees the Americas having the lowest cost of revenues as a percentage of revenues to continue. As a result, to the extent that revenue growth outside the Americas grows in greater proportion than revenue growth in the Americas, our overall cost of revenues as a percentage of revenues may increase in future periods. Sales and marketing expenses may periodically increase as a percentage of revenues as we continue to scale our operations to invest in sales and marketing initiatives to further increase our revenue, including the hiring of additional headcount and new product innovations. General and administrative expenses may also periodically increase as a percentage of revenues as we continue to scale our operations to support our growth.

Results of Operations

Our results of operations for the year ended 2013 include the operations of the Frankfurt Kleyer 90 carrier hotel acquisition from October 1, 2013. Our results of operations for the year ended December 31, 2012 include the operations of the Dubai IBX data center acquisition from November 9, 2012, Asia Tone from July 4, 2012 and ancotel from July 3, 2012.

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

Years Ended December 31, 2014 and 2013

Revenues. Our revenues for the years ended December 31, 2014 and 2013 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2014	%	2013	%	Actual	Constant currency
Americas:
Recurring revenues	$1,311,518	54%	$1,214,301	56%	8%	10%
Non-recurring revenues	64,585	3%	50,473	3%	28%	28%

	1,376,103	57%	1,264,774	59%	9%	11%

EMEA:
Recurring revenues	598,953	24%	492,361	23%	22%	19%
Non-recurring revenues	38,312	1%	32,657	1%	17%	19%

	637,265	25%	525,018	24%	21%	19%

Asia-Pacific:
Recurring revenues	407,319	17%	343,300	16%	19%	22%
Non-recurring revenues	23,089	1%	19,674	1%	17%	26%

	430,408	18%	362,974	17%	19%	22%

Total:
Recurring revenues	2,317,790	95%	2,049,962	95%	13%	14%
Non-recurring revenues	125,986	5%	102,804	5%	23%	25%

	$2,443,776	100%	$2,152,766	100%	14%	15%

Americas Revenues. During the years ended December 31, 2014 and 2013, our revenues from the United States, the largest revenue contributor in the Americas region for the periods, represented approximately 91% of the regional revenues. Growth in Americas revenues was primarily due to (i) $38.3 million of revenue generated from our recently-opened IBX data centers and IBX data center expansions in the Atlanta, Chicago, Dallas, Miami, New York and Sao Paolo metro areas and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our utilization rate, as discussed above. During the year ended December 31, 2014, currency fluctuations resulted in approximately $22.1 million of unfavorable foreign currency impact on our Americas revenues primarily due to the generally stronger U.S. dollar relative to the Brazilian reais and Canadian dollar during the year ended December 31, 2014 compared to the year ended December 31, 2013. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data centers and additional IBX data center expansions currently taking place in the Dallas, New York, Philadelphia, Rio de Janeiro, Seattle, Silicon Valley, Toronto and Washington, D.C. metro areas, which are expected to open during 2015. Our estimates of future revenue growth also take into account expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

EMEA Revenues. During the years ended December 31, 2014 and 2013, our revenues from the United Kingdom, the largest revenue contributor in the EMEA region for the periods, represented approximately 36% of the regional revenues. Our EMEA revenue growth was due to (i) $20.0 million of revenue generated from our recently-opened IBX data centers and IBX data center expansions in the Amsterdam and Frankfurt metro areas and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our utilization rate, as discussed above, in both our new and existing IBX data centers. During the year ended December 31, 2014, currency fluctuations resulted in approximately $11.1 million of favorable foreign currency impact on our EMEA revenues primarily due to the generally weaker U.S. dollar relative to the British pound, Euro and Swiss franc during the year ended December 31, 2014 compared to the year ended December 31, 2013. We expect that our EMEA revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX data centers and an additional IBX data center expansion currently taking place in the Amsterdam, Frankfurt, London and Paris metro areas, which are expected to open during 2015. Our estimates of future revenue growth also take into account expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 38% and 36%, respectively, of the regional revenues for the years ended December 31, 2014 and 2013. Our Asia-Pacific revenue growth was due to (i) $53.4 million of revenue generated from our recently-opened IBX data centers and IBX data center expansions in the Hong Kong, Melbourne, Osaka, Singapore, Sydney and Tokyo metro areas and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our utilization rate, as discussed above, in both our new and existing IBX data centers. During the year ended December 31, 2014, currency fluctuations resulted in approximately $13.7 million of net unfavorable foreign currency impact on our Asia-Pacific revenues primarily due to the generally stronger U.S. dollar relative to the Australian dollar, Japanese yen and Singapore dollar during the year ended December 31, 2014 compared to the year ended December 31, 2013. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX data center expansions and additional expansions currently taking place in the Hong Kong, Singapore and Tokyo metro areas, which are expected to open during 2015 and 2016. Our estimates of future revenue growth also take into account expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

Cost of Revenues. Our cost of revenues for the years ended December 31, 2014 and 2013 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2014	%	2013	%	Actual	Constant currency
Americas	$605,184	51%	$576,869	54%	5%	8%
EMEA	337,095	28%	271,965	26%	24%	22%
Asia-Pacific	255,606	21%	215,569	20%	19%	22%

Total	$1,197,885	100%	$1,064,403	100%	13%	14%

	Years ended December 31,
	2014	2013
Cost of revenues as a percentage of revenues:
Americas	44%	46%
EMEA	53%	52%
Asia-Pacific	59%	59%
Total	49%	49%

Americas Cost of Revenues. Our Americas cost of revenues for the years ended December 31, 2014 and 2013 included $218.4 million and $216.6 million, respectively, of depreciation expense. Excluding depreciation expense, the increase in our Americas cost of revenues was primarily due to (i) $17.7 million of higher utilities and repair and maintenance expense in support of our business growth, (ii) $8.7 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (941 employees included in Americas cost of revenues as of December 31, 2014 versus 894 as of December 31, 2013), (iii) $8.1 million of higher costs associated with equipment resales to support the growth of non-recurring revenues and (iv) $3.9 million of higher accretion expenses as a result of the reversal of asset retirement obligations during the year ended December 31, 2013 associated with the execution of certain lease amendments, partially offset by $12.9 million of lower rent and facility costs primarily as a result of either certain leases no longer being subject to operating lease treatment or the purchase of previously-leased sites. During the year ended December 31, 2014, currency fluctuations resulted in approximately $16.3 million of favorable foreign currency impact on our

Americas cost of revenues primarily due to the generally stronger U.S. dollar relative to the Brazilian reais and Canadian dollar during the year ended December 31, 2014 compared to the year ended December 31, 2013. We expect Americas cost of revenues to increase as we continue to grow our business.

EMEA Cost of Revenues. EMEA cost of revenues for the years ended December 31, 2014 and 2013 included $97.8 million and $77.9 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX data center expansion activity. Excluding depreciation expense, the increase in our EMEA cost of revenues was primarily due to (i) $29.9 million of higher utility costs, repair and maintenance, professional fees and rent and facility costs in support of our revenue growth, (ii) $7.4 million of higher compensation, including general salaries, bonuses, stock-based compensation and headcount growth (473 employees included in EMEA cost of revenues as of December 31, 2014 versus 396 as of December 31, 2013) and (iii) $5.8 million of higher costs associated with equipment resales, bandwidth and other customer services in support of our non- recurring revenues growth. During the year ended December 31, 2014, the impact of foreign currency fluctuations resulted in approximately $4.4 million of unfavorable foreign currency impact on our EMEA cost of revenues primarily due to the generally weaker U.S. dollar relative to the British pound, Euro and Swiss franc during the year ended December 31, 2014 compared to the year ended December 31, 2013. We expect EMEA cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the years ended December 31, 2014 and 2013 included $101.4 million and $82.6 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX data center expansion activity. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily due to (i) $13.7 million in higher utility costs, repairs and maintenance costs, as well as rent and facility costs in support of our revenue growth; (ii) $2.7 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (342 employees included in Asia-Pacific cost of revenues as of December 31, 2014 versus 289 as of December 31, 2013) and (iii) $3.3 million of higher costs associated with equipment resales in support of our non-recurring revenues growth. During the year ended December 31, 2014, currency fluctuations resulted in approximately $8.4 million of net favorable foreign currency impact on our Asia-Pacific cost of revenues primarily due to the generally stronger U.S. dollar relative to the Australian dollar, Japanese yen and Singapore dollar during the year ended December 31, 2014 compared to the year ended December 31, 2013. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the years ended December 31, 2014 and 2013 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2014	%	2013	%	Actual	Constant currency
Americas	$172,264	58%	$144,178	58%	19%	21%
EMEA	79,890	27%	68,925	28%	16%	12%
Asia-Pacific	43,949	15%	33,520	14%	31%	35%

Total	$296,103	100%	$246,623	100%	20%	21%

	Years ended December 31,
	2014	2013
Sales and marketing expenses as a percentage of revenues:
Americas	13%	11%
EMEA	13%	13%
Asia-Pacific	10%	9%
Total	12%	11%

Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to (i) $21.6 million of higher compensation costs, including sales compensation, general salaries, bonuses, commission, stock-based compensation as a result of headcount growth (450 Americas sales and marketing employees as of December 31, 2014 versus 395 as of December 31, 2013), which incorporates a change in our sales commission practices whereby our sales commission accrual will occur when sales orders are booked versus when the sales orders are billed and (ii) $5.3 million of higher travel, advertising and promotion costs in support of our business growth. During the year ended December 31, 2014, currency fluctuations resulted in approximately $2.5 million of favorable foreign currency impact on our Americas sales and marketing expenses primarily due to the generally stronger U.S. dollar relative to the Brazilian reais and Canadian dollar during the year ended December 31, 2014 compared to the year ended December 31, 2013. Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts. Although we anticipate that we will continue to invest in Americas sales and marketing initiatives, we believe our Americas sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

EMEA Sales and Marketing Expenses. The increase in our EMEA sales and marketing expenses was primarily due to $8.2 million of higher compensation costs, including sales compensation, general salaries, bonuses and stock-based compensation expense as a result of business growth, which incorporates a change in our sales commission practices whereby our sales commission accrual will occur when sales orders are booked versus when the sales orders are billed. For the year ended December 31, 2014, the impact of foreign currency fluctuations on our EMEA sales and marketing expenses was not significant when compared to average exchange rates of the year ended December 31, 2013. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our EMEA sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in EMEA sales and marketing initiatives, we believe our EMEA sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to $9.5 million of higher compensation costs, including sales compensation, general salaries, bonuses, commission, stock-based compensation as a result of business and headcount growth (155 Asia-Pacific sales and marketing employees as of December 31, 2014 versus 120 as of December 31, 2013), which incorporates a change in our sales commission practices whereby our sales commission accrual will occur when sales orders are booked versus when the sales orders are billed. For the year ended December 31, 2014, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the year ended December 31, 2013. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Asia-Pacific sales and marketing expenses have increased. Although we anticipate that we will continue to invest in Asia-Pacific sales and marketing initiatives, we believe our Asia-Pacific sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

General and Administrative Expenses. Our general and administrative expenses for the years ended December 31, 2014 and 2013 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2014	%	2013	%	Actual	Constant currency
Americas	$315,533	72%	$263,145	70%	20%	21%
EMEA	79,942	18%	72,867	19%	10%	7%
Asia-Pacific	42,541	10%	38,778	11%	10%	12%

Total	$438,016	100%	$374,790	100%	17%	17%

	Years ended December 31,
	2014	2013
General and administrative expenses as a percentage of revenues:
Americas	23%	21%
EMEA	13%	14%
Asia-Pacific	10%	11%
Total	18%	17%

Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $24.9 million of higher compensation costs, including general salaries, bonuses, stock-based compensation, as a result of headcount growth (731 Americas general and administrative employees as of December 31, 2014 versus 695 as of December 31, 2013) and the exercise of the ALOG stock options, (ii) $15.2 million of higher professional fees, recruiting, training and travel expenses to support the REIT conversion, (iii) $5.4 million of higher depreciation expenses primarily due to implementation of the Oracle R12 ERP system and certain systems to support the REIT conversion and (iv) $4.0 million higher of office expenses in support of our business growth. During the year ended December 31, 2014, currency fluctuations resulted in approximately $2.4 million of favorable foreign currency impact on our Americas general and administrative expenses primarily due to the generally stronger U.S. dollar relative to the Brazilian reais and Canadian dollar during the year ended December 31, 2014 compared to the year ended December 31, 2013. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments into improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. We also incurred costs to support our REIT conversion process. Collectively, these investments in our back office systems and our REIT conversion process have resulted in increased professional fees. Going forward, although we are carefully monitoring our spending, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including these investments in our back office systems and maintaining our REIT qualification.

EMEA General and Administrative Expenses. The increase in our EMEA general and administrative expenses was primarily due to (i) approximately $3.7 million of higher compensation costs, including general salaries, bonuses and headcount growth (353 EMEA general and administrative employees as of December 31, 2014 versus 301 as of December 31, 2013) and (ii) $2.5 million of higher depreciation expenses due to implementation of the Oracle R12 ERP system and certain systems to support the REIT conversion. During the year ended December 31, 2014, the impact of foreign currency fluctuations resulted in approximately $2.0 million of unfavorable foreign currency impact on our EMEA general and administrative expenses primarily due to the generally weaker U.S. dollar relative to the British pound, Euro and Swiss franc during the year ended December 31, 2014 compared to the year ended December 31, 2013. Going forward, although we are carefully monitoring our spending, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to $4.2 million of higher compensation costs, including general salaries, bonuses and headcount growth (224 Asia-Pacific general and administrative employees as of December 31, 2014 versus 208 as of December 31, 2013). For the year ended December 31, 2014, the impact of foreign currency fluctuations on our Asia-Pacific general and administrative expenses was not significant when compared to average exchange rates of the year ended December 31, 2013. Going forward, although we are carefully monitoring our spending, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Restructuring Charges. During the year ended December 31, 2014, we did not record any restructuring charges. During the year ended December 31, 2013, we recorded a $4.8 million reversal of the restructuring charge accrual for our excess space in the New York 2 IBX data center as a result of our decision to purchase this property and utilize the space. See “Restructuring Charges” in Note 17 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Acquisition Costs. During the year ended December 31, 2014, we recorded acquisition costs totaling $2.5 million primarily attributed to the EMEA region. During the year ended December 31, 2013, we recorded acquisition costs totaling $10.9 million primarily attributed to our Americas and EMEA regions.

Interest Income. Interest income was $2.9 million and $3.4 million for the years ended December 31, 2014 and 2013, respectively. The average yield for the year ended December 31, 2014 was 0.33% versus 0.32% for the year ended December 31, 2013. We expect our interest income to remain at these low levels for the foreseeable future due to the impact of a continued low interest rate environment and a portfolio more weighted towards short-term securities.

Interest Expense. Interest expense increased to $270.1 million for the year ended December 31, 2014 from $248.8 million for the year ended December 31, 2013. This increase in interest expense was primarily due to the impact of our $1.25 billion senior notes offering in November 2014 and $29.8 million of higher interest expense from various capital lease and other financing obligations to support our expansion projects, which was offset by the redemption of our 7.00% senior notes in December 2014, the settlement of the 3.00% convertible notes, the partial redemption of the 4.75% convertible notes in June 2014 and more capitalized interest expense. During the years ended December 31, 2014 and 2013, we capitalized $19.0 million and $10.6 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we recognize the full impact of our $1.25 billion senior notes and $1.5 billion senior credit facility offerings, partially offset by the redemption of our 7.00% senior notes, settlement of our 3.00% convertible notes and prepayment and termination of our $750.0 million multicurrency credit facility. We may also incur additional indebtedness to support our growth, resulting in higher interest expense.

Other Income (Expense). We recorded $0.1 million and $5.3 million, respectively, of other income for the years ended December 31, 2014 and 2013, primarily due to foreign currency exchange gains (losses) during the periods.

Loss on debt extinguishment. During the year ended December 31, 2014, we recorded a $157.0 million loss on debt extinguishment, of which $51.2 million was attributable to the exchanges of the 3.00% convertible subordinated notes and 4.75% convertible subordinated notes, $103.3 million was attributable to the redemption of our $750.0 million 7.00% senior notes and $2.5 million was attributable to the prepayment and termination of our $750.0 million multicurrency credit facility. During the year ended December 31, 2013, we recorded a $108.5 million loss on debt extinguishment, of which $93.6 million was attributable to the redemption of our $750 million 8.125% senior notes, $13.2 million was attributable to the extinguishment of the financing liabilities for our London 4 and 5 IBX data centers and $1.7 million was attributable to an amendment of our New York 5 and 6 IBX lease. For additional information, see “Loss on Debt Extinguishment” in Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Income Taxes. During the year ended December 31, 2014, we recorded $345.5 million of income tax expense. The income tax expense recorded during the year ended December 31, 2014 was primarily attributable to the statutory tax rate change due to our REIT conversion, which resulted in a $324.1 million domestic deferred tax assets write-off. In connection with the formal approval of our conversion to a REIT by our Board of Directors in December 2014, we reassessed the deferred tax assets and liabilities of our U.S. operations included in the REIT structure in the fourth quarter of 2014. The reevaluation resulted in de-recognizing the deferred tax assets and liabilities of our REIT’s U.S. operations, excluding the deferred tax liabilities associated with the depreciation and amortization recapture expected in 2015. The de-recognition of the deferred tax assets and liabilities of our REIT’s U.S. operations occurred because the expected recovery or settlement of the related assets and liabilities will not result in deductible or taxable amounts in any post-REIT conversion periods. The deferred tax assets and liabilities associated with our foreign operations, regardless of whether such foreign operations are part of the REIT conversion, are not subject to the de-recognition assessment. In addition, we don’t expect any “built-in” gains to be recognized within the next 10 years with respect to the REIT conversion. As of December 31, 2014, we had a net deferred tax liability of approximately $52.2 million for our domestic operations, which include approximately $82.5 million of deferred tax liabilities associated with the depreciation and amortization recapture.

During the year ended December 31, 2013, we recorded $16.2 million of income tax expense. The income tax expense recorded during the year ended December 31, 2013 was primarily attributable to our foreign operations, as we incurred losses in our domestic operations during the period. Our effective tax rates were 407.7% and 14.4%, respectively, for the years ended December 31, 2014 and 2013. The increase in our effective tax rate was primarily due to tax expense attributable to the domestic deferred tax assets write-off as a result of our REIT conversion. Excluding this tax expense, our effective tax rate would have been 25.2% for the year ended December 31, 2014.

During the year ended December 31, 2013, we utilized all of our federal net operating losses free of Section 382 limitations in the U.S. for which a deferred tax asset had been previously recognized and all of our windfall tax losses in the U.S. for which a deferred tax asset had not been previously recognized. We recorded excess income tax benefits of $18.6 million and $25.6 million during the year ended December 31, 2014 and 2013, respectively, in our consolidated balance sheet.

To better align our EMEA corporate structure and intercompany relationship with the nature of our business activities and regional centralization, we commenced certain reorganization activities during the fourth quarter of 2012 in the EMEA region. The new organizational structure centralized the majority of our EMEA business management activities in the Netherlands effective July 1, 2013. In December 2013, our Dutch subsidiaries that were created to carry-out EMEA’s centralized management activities received favorable rulings from the Dutch Tax Authorities effective July 1, 2013. The rulings acknowledge the reorganization and agree to a lower level of earnings by our Dutch subsidiaries subject to tax in the Netherlands. The rulings also require both the Dutch Tax Authorities and our Dutch subsidiaries to revisit and renew the agreement in five years from the effective date. As a result, we expect our overall effective tax rate will be lower in subsequent periods as the new structure takes full effect. Assuming no material changes to tax rules and regulations, with our REIT conversion taking effect we expect our effective long-term worldwide cash tax rate to ultimately decrease to a range of 10% to 15%.

Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the performance of our segments, measure the operational cash generating abilities of our segments and develop regional growth strategies such as IBX data center expansion decisions. Adjusted EBITDA is the result of our revenues less our adjusted operating expenses. Our adjusted operating expenses exclude depreciation expense, amortization expense, accretion expense, stock-based compensation, restructuring charges, impairment charges and acquisition costs. Periodically, we enter into new lease agreements or amend existing lease agreements. To the extent we conclude that a lease is an operating lease, the rent expense may decrease our adjusted EBITDA whereas to the extent we conclude that a lease is a capital or financing lease, and this lease was previously reported as an operating lease, this outcome may increase our adjusted EBITDA. Our adjusted EBITDA for the years ended December 31, 2014 and 2013 was split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2014	%	2013	%	Actual	Constant currency
Americas	$635,007	57%	$608,718	61%	4%	6%
EMEA	269,222	24%	216,186	22%	25%	22%
Asia-Pacific	209,662	19%	175,994	17%	19%	23%

Total	$1,113,891	100%	$1,000,898	100%	11%	12%

Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above, partially offset by higher adjusted operating expenses as a percentage of revenues primarily attributable to higher compensation expense and higher professional fees to support our growth. During the year ended December 31, 2014, currency fluctuations resulted in approximately $8.1 million of unfavorable foreign currency impact on our Americas adjusted EBITDA primarily due to the generally stronger U.S. dollar relative to the Brazilian reais and Canadian dollar during the year ended December 31, 2014 compared to the year ended December 31, 2013.

EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above, partially offset by higher adjusted operating expenses as a percentage of revenues primarily attributable to higher compensation expense and higher professional fees to support our growth. During the year ended December 31, 2014, currency fluctuations resulted in approximately $4.9 million of net favorable foreign currency impact on our EMEA adjusted EBITDA primarily due to the generally weaker U.S. dollar relative to the Euro and Swiss franc during the year ended December 31, 2014 compared to the year ended December 31, 2013.

Asia-Pacific Adjusted EBITDA. The increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above, partially offset by higher adjusted operating expenses as a percentage of revenues primarily attributable to higher compensation expense and higher professional fees to support our growth. During the year ended December 31, 2014, currency fluctuations resulted in approximately $7.0 million of net unfavorable foreign currency impact on our Asia-Pacific adjusted EBITDA primarily due to the generally stronger U.S. dollar relative to the Australian dollar, Japanese yen and Singapore dollar during the year ended December 31, 2014 compared to the year ended December 31, 2013.

Years Ended December 31, 2013 and 2012

Revenues. Our revenues for the years ended December 31, 2013 and 2012 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2013	%	2012	%	Actual	Constant currency
Americas:
Recurring revenues	$1,214,301	56%	$1,111,755	59%	9%	10%
Non-recurring revenues	50,473	3%	40,162	2%	26%	26%

	1,264,774	59%	1,151,917	61%	10%	11%

EMEA:
Recurring revenues	492,361	23%	400,002	21%	23%	22%
Non-recurring revenues	32,657	1%	32,918	2%	(1)%	(11)%

	525,018	24%	432,920	23%	21%	19%

Asia-Pacific:
Recurring revenues	343,300	16%	285,311	15%	20%	26%
Non-recurring revenues	19,674	1%	17,228	1%	14%	17%

	362,974	17%	302,539	16%	20%	26%

Total:
Recurring revenues	2,049,962	95%	1,797,068	95%	14%	15%
Non-recurring revenues	102,804	5%	90,308	5%	14%	11%

	$2,152,766	100%	$1,887,376	100%	14%	15%

Americas Revenues. Growth in Americas revenues was primarily due to (i) $58.6 million of revenue generated from our recently-opened IBX data centers and IBX data center expansions in the Chicago, Rio de Janeiro, Seattle, Silicon Valley and Washington, D.C. metro areas and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate. During the year ended December 31, 2013, currency fluctuations resulted in approximately $9.7 million of unfavorable foreign currency impact on our Americas revenues primarily due to the generally stronger U.S. dollar relative to the Brazilian reais and Canadian dollar during the year ended December 31, 2013 compared to the year ended December 31, 2012.

EMEA Revenues. During the years ended December 31, 2013 and 2012, our revenues from the United Kingdom, the largest revenue contributor in the EMEA region for the period, represented approximately 36% and 38%, respectively, of the regional revenues. Our EMEA revenue growth was due to (i) $18.5 million of incremental revenue resulting from acquisitions, (ii) $52.3 million of revenue from our recently-opened IBX data center expansions in the Frankfurt, London and Zurich metro areas and (iii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, in both our new and existing IBX data centers. During the year ended December 31, 2013, currency fluctuations resulted in approximately $8.5 million of favorable foreign currency impact on our EMEA revenues primarily due to the generally weaker U.S. dollar relative to the Euro and Swiss franc during the year ended December 31, 2013 compared to the year ended December 31, 2012.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 36% and 37%, respectively, of the regional revenues for the years ended December 31, 2013 and 2012. Our Asia-Pacific revenue growth was due to $30.0 million of incremental revenue resulting from the Asia Tone acquisition and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our customer count and utilization rate, in both our new and existing IBX data centers. During the year ended December 31, 2013, currency fluctuations resulted in approximately $17.6 million of net unfavorable foreign currency impact on our Asia-Pacific revenues primarily due to the generally stronger U.S. dollar relative to the Australian dollar, Japanese yen and Singapore dollar during the year ended December 31, 2013 compared to the year ended December 31, 2012.

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

Americas Cost of Revenues. Our Americas cost of revenues for the years ended December 31, 2013 and 2012 included $216.6 million and $197.3 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our organic IBX data center expansion activity. Excluding depreciation expense, the increase in our Americas cost of revenues was primarily due to (i) $9.1 million of higher utilities and repairs and maintenance expense, (ii) $7.3 million of higher costs associated with certain custom services provided to our customers, (iii) $6.7 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (894 employees included in Americas cost of revenues as of December 31, 2013 versus 828 as of December 31, 2012), (iv) $4.7 million of higher taxes, including property taxes, and (v) $2.6 million of higher costs related to office expansion, partially offset by $9.2 million of lower rent and facility costs and a $4.8 million reversal of asset retirement obligations associated with certain leases that were amended during the year ended December 31, 2013. During the year ended December 31, 2013, currency fluctuations resulted in approximately $6.4 million of favorable foreign currency impact on our Americas cost of revenues primarily due to the generally stronger U.S. dollar relative to the Brazilian reais and Canadian dollar during the year ended December 31, 2013 compared to the year ended December 31, 2012.

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

Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the years ended December 31, 2013 and 2012 included $82.6 million and $71.8 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to both our organic IBX data center expansion activity and the Asia Tone acquisition. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily due to (i) $13.9 million of incremental cost of revenues resulting from the Asia Tone acquisition, (ii) $4.3 million in higher utility costs and (iii) $2.3 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (excluding the impact of the Asia Tone acquisition, 240 employees included in Asia-Pacific cost of revenues as of December 31, 2013 versus 192 as of December 31, 2012). During the year ended December 31, 2013, currency fluctuations resulted in approximately $11.9 million of net favorable foreign currency impact on our Asia-Pacific cost of revenues primarily due to the generally stronger U.S. dollar relative to the Australian dollar, Japanese yen and Singapore dollar during the year ended December 31, 2013 compared to the year ended December 31, 2012.

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

Loss on debt extinguishment. During the year ended December 31, 2013, we recorded a $108.5 million loss on debt extinguishment, of which $93.6 million was attributable to the redemption of our $750.0 million 8.125% senior notes, $13.2 million was attributable to the extinguishment of the financing liabilities for our London 4 and 5 IBX data centers and $1.7 million was attributable to an amendment of our New York 5 and 6 IBX lease. During the year ended December 31, 2012, we recorded $5.2 million of loss on debt extinguishment due to the repayment and termination of our multi-currency credit facility in the Asia-Pacific region. For additional information, see “Loss on Debt Extinguishment” in Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Income Taxes. During the year ended December 31, 2013, we recorded $16.2 million of income tax expense. The income tax expense recorded during the year ended December 31, 2013 was primarily attributable to our foreign operations, as we incurred losses in our domestic operations during the period as a result of the $93.6 million of loss on debt extinguishment from the redemption of our $750.0 million 8.125% senior notes. During the year ended December 31, 2012, we recorded $58.6 million of income tax expense. The income tax expense recorded during the year ended December 31, 2012 was primarily a result of applying the effective statutory tax rates to our operating income adjusted for permanent tax adjustments for the period and the assessments of valuation allowances of $5.5 million against the net deferred tax assets with certain foreign operating entities. Our effective tax rates were 14.4% and 31.0%, respectively, for the years ended December 31, 2013 and 2012. The decrease in our effective tax rates between 2013 and 2012 was primarily attributable to the effective tax rate benefits associated with losses incurred by our domestic operations and the new organizational structure in EMEA which became effective July 1, 2013. The cash taxes for 2013 were primarily for U.S. and foreign income taxes in certain European jurisdictions and for 2012 were primarily for state and foreign income taxes.

As of December 31, 2013, we had a net deferred tax asset of approximately $147.1 million for our U.S. operations, which included approximately $176.0 million of deferred tax liabilities associated with the depreciation and amortization recapture.

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

Adjusted EBITDA

We use adjusted EBITDA to evaluate our continuing operations and as a metric in the determination of employees’ annual bonuses and vesting of restricted stock units that have both a service and performance condition. In presenting adjusted EBITDA, we exclude certain items that we believe are not good indicators of our current or future operating performance. These items are depreciation, amortization, accretion of asset retirement obligations and accrued restructuring charges, stock-based compensation, restructuring charges, impairment charges and acquisition costs. Legislative and regulatory requirements encourage the use of and emphasis on GAAP financial metrics and require companies to explain why non-GAAP financial metrics are relevant to management and investors. We exclude these items in order for our lenders, investors, and industry analysts, who review and report on us, to better evaluate our operating performance and cash spending levels relative to our industry sector and competitors.

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

We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges and acquisition costs as presented below (in thousands):

	Years ended December 31,
	2014	2013	2012
Income from operations	$509,266	$460,932	$392,896
Depreciation, amortization, and accretion expense	484,129	431,008	393,543
Stock-based compensation expense	117,990	102,940	82,735
Restructuring charges	—	(4,837)	—
Impairment charges	—	—	9,861
Acquisition costs	2,506	10,855	8,822

Adjusted EBITDA	$1,113,891	$1,000,898	$887,857

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

Constant Currency Presentation

Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies such as the Brazilian reais, British pound, Canadian dollar, Euro, Swiss franc, Australian dollar, Chinese Yuan, Hong Kong dollar, Japanese yen and Singapore dollar. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the year ended December 31, 2013 are used as exchange rates for the year ended December 31, 2014 when comparing the year ended December 31, 2014 with the year ended December 31, 2013, and average rates in effect for the year ended December 31, 2012 are used as exchange rates for the year ended December 31, 2013 when comparing the year ended December 31, 2013 with the year ended December 31, 2012).

Liquidity and Capital Resources

As of December 31, 2014, our total indebtedness was comprised of (i) convertible debt principal totaling $157.9 million from our 4.75% convertible subordinated notes and (ii) non-convertible debt and financing obligations totaling approximately $4.5 billion consisting of (a) approximately $2.8 billion of principal from our senior notes, (b) approximately $1.2 billion from our capital lease and other financing obligations, and (c) $595.8 million of principal from our mortgage and loans payable.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, payment of tax liabilities related to our conversion to a REIT (see below), payment of the cash portion of the special distributions, payment of regular dividends and completion of our publicly-announced expansion projects. As of December 31, 2014, we had $1.1 billion of cash, cash equivalents and short-term and long-term investments, of which approximately $964.8 million was held in the U.S. We believe that our current expansion activities in the U.S. can be funded with our U.S.-based cash and cash equivalents and investments. Besides our investment portfolio, we have additional liquidity available to us from the $1.0 billion revolving credit facility that forms part of our $1.5 billion senior credit facility. As of December 31, 2014, we had 26 irrevocable letters of credit totaling $43.3 million issued and outstanding under the revolving credit facility; as a result, we had a total of approximately $956.7 million of additional liquidity available to us under the revolving credit facility. Besides any further financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base, and have continued to experience relatively strong collections, if the current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity. Additionally, we may pursue additional expansion opportunities, primarily the build out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions. We are also now operating as a REIT (see below). While we expect to fund these plans with our existing resources, additional financing, either debt or equity, may be required if current market conditions were to deteriorate, we may be unable to secure additional financing or any such additional financing may only be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.

Impact of REIT Conversion

We have incurred $81.4 million in costs to support our conversion to a REIT, including $49.7 million in 2014. We estimate that we will incur $2.0 million of one-time implementation costs to support the REIT conversion in 2015. In addition, we expect to incur approximately a total of $360.0 to $370.0 million in tax liabilities associated with a change in our methods of depreciating and amortizing various data center assets for tax purposes from our prior methods to methods that are more consistent with the characterization of such assets as real property for REIT purposes. The recapture expenses are generally payable over a four-year period starting in 2012 and, as of December 31, 2014, we have settled $281.0 million of the estimated federal and state tax liability related to the recapture of depreciation and amortization expenses. Prior to our decision to convert to a REIT, our balance sheet reflected our income tax liability as a non-current deferred tax liability. As a result of the REIT conversion, our non-current tax liability has been and will continue to be gradually and proportionally reclassified from non-current to current over the four-year period, which started in the third quarter of 2012. The current liability reflects the tax liability that relates to additional taxable income expected to be recognized within the twelve-month period from the date of the balance sheet. As a REIT, we also expect to incur approximately $10.0 million annually in compliance costs beginning in 2015.

On October 16, 2014, we announced the declaration by our Board of Directors of the 2014 Special Distribution, payable in either common stock or cash to, and at the election of, our stockholders of record as of the Record Date. Common stockholders elected to receive payment of the 2014 Special Distribution in the form of stock or cash, with the total cash payment to all stockholders limited to no more than 20% of the total distribution. The value of the 2014 Special Distribution, plus the value of the deemed distribution associated with the 2014 Conversion Rate Adjustment, exceeded our Pre-2015 Accumulated E&P.

In addition, we intend to declare one or more 2015 Special Distributions, which would encompass some extraordinary items of taxable income that we expect to recognize in 2015, such as depreciation recapture in respect of accounting method changes commenced in our pre-REIT period as well as foreign earnings and profits recognized as dividend income. We estimate the aggregate amount of our Special Distributions in both 2014 and 2015, together with the expected value of the deemed distributions associated with the Conversion Rate Adjustments, will equal approximately $1.0 to $1.1 billion. We expect to pay the 2015 Special Distributions in a combination of our common stock and cash, with at least 80% of the total 2015 Special Distributions in the form of common stock and up to 20% in cash. The conversion of our existing data center operations into the REIT and the addition of new entities into the REIT may also result in future special distributions.

We also expect to begin paying quarterly dividends in 2015 in connection with our conversion to a REIT effective January 1, 2015. On February 19, 2015, we announced a quarterly cash dividend of $1.69 per share payable on March 25, 2015, to shareholders of record on March 11, 2015.

Sources and Uses of Cash

	Years ended December 31,
	2014	2013	2012
	(dollars in thousands)
Net cash provided by operating activities	$689,420	$604,608	$632,026
Net cash used in investing activities	(435,839)	(1,169,313)	(442,873)
Net cash provided by (used in) financing activities	107,401	574,907	(222,721)

Operating Activities

The increase in net cash provided by operating activities during 2014 compared to 2013 was primarily due to improved operating results, offset by unfavorable working capital activities such as decreased collections of customer receivables and a $51.4 million increase in interest payments. The decrease in net cash provided by operating activities during 2013 compared to 2012 was primarily attributed to unfavorable working capital activities, such as $87.0 million and $25.3 million, respectively, of higher payments of income taxes and interest in 2013, partially offset by improved operating results. During 2014, we experienced an increase in days sales outstanding (“DSO”). We have recently centralized responsibilities for billing and collection in the EMEA region. This transition of responsibilities resulted in an increase to our DSO. We are also implementing a new billing system. The initial implementation of this system was completed in August 2014 with additional changes deployed into production during the fourth quarter of 2014, but the full implementation of the system is not expected to be complete until 2015. The ongoing changes to the billing system may result in further delays in our billing and collections. We expect our collections to improve over time. Further, we expect we will continue to generate cash from our operating activities during 2015.

Investing Activities

The decrease in net cash used in investing activities during 2014 compared to 2013 was primarily due to $423.0 million of lower purchases of investments, $295.7 million of higher sales and maturities of investments $57.5 million of lower real estate purchases and $49.3 million of lower business acquisition spending, partially offset by $87.8 million of higher capital expenditures as a result of more IBX expansion activity. The increase in net cash used in investing activities during 2013 compared to 2012 was primarily due to $526.1 million of higher purchases of investments, $452.3 million of lower sales and maturities of investments and $49.7 million of higher real estate purchases, partially offset by $260.2 million of lower business acquisition spending and $192.1 million of lower capital expenditures as a result of less expansion activity. During 2015, we expect that our IBX expansion construction activity will be greater than our 2014 levels. However, if the opportunity to expand is greater than planned and we have sufficient funding to pursue such expansion opportunities, we may further increase the level of capital expenditures to support this growth as well as pursue additional business acquisitions, property acquisitions or joint ventures.

Financing Activities

The net cash provided by financing activities for 2014 was primarily due to $1.25 billion of proceeds from the senior notes offering in November 2014, $500.0 million of proceeds from the term loan facility, partially offset by (i) $1.1 billion for repayment of debt including $750.0 million for the redemption of the 7.00% senior notes, prepayment of the remaining principal balance of the U.S. term loan of $110.0 million, $43.5 million for repayments of mortgage and other loan payable, and $29.5 million for the exchanges of the 3.00% convertible subordinated notes and 4.75% convertible subordinated notes, (ii) $298.0 million for the purchases of treasury stock, (iii) $226.3 million for the purchase of Riverwood’s interest in ALOG and the approximate 10% of ALOG owned by ALOG management and (iv) $83.3 million for the cash portion of the special distribution. The net cash provided by financing activities for 2013 was primarily due to $1.5 billion of proceeds from the senior notes offering in March 2013, partially offset by $834.7 million for the redemption of the $750.0 million 8.125% senior notes, repayments of various debt and purchases of treasury stock. The net cash used in financing activities for 2012 was primarily due to the repayment of our multi-currency credit facility in the Asia-Pacific region and the settlement of the $250.0 million 2.50% convertible subordinated notes, partially offset by proceeds from the U.S. financing and the ALOG financings. Going forward, we expect that our financing activities will consist primarily of repayment of our debt and additional financings needed to support expansion opportunities, additional acquisitions or joint ventures, the payment of our regular cash dividends and the cash portion of our 2015 Special Distributions.

Debt Obligations

Debt Facilities

We have various debt obligations with maturity dates ranging from 2016 to 2025 under which a total principal balance of $3.5 billion as of December 31, 2014. For further information on debt obligations, see “Debt Facilities” in Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Capital Lease and Other Financing Obligations

We have numerous capital lease and other financing obligations with maturity dates ranging from 2015 to 2053 under which a total principal balance of $1.2 billion as of December 31, 2014 with a weighted average effective interest rate of 8.43%. For further information on our capital leases and other financing obligations, see “Capital Leases and Other Financing Obligations” in Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Contractual Obligations and Off-Balance-Sheet Arrangements

We lease a majority of our IBX data centers and certain equipment under non-cancelable lease agreements expiring through 2053. The following represents our debt maturities, financings, leases and other contractual commitments as of December 31, 2014 (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Convertible debt (1)	$—	$157,885	$—	$—	$—	$—	$157,885
Senior notes (2)	—	—	—	—	—	2,750,000	2,750,000
Term loan (2)	40,000	40,000	40,000	40,000	340,000	—	500,000
ALOG financings (2)	13,975	17,199	11,828	6,449	—	—	49,451
ALOG loans payable (2)	2,616	2,820	912	912	152	—	7,412
Mortgage payable (2)	1,119	1,168	1,218	1,271	1,326	31,030	37,132
Other loans payable (2)	1,757	—	—	—	—	—	1,757
Interest (3)	143,798	163,796	157,354	155,464	154,168	464,191	1,238,771
Capital lease and other financing obligations (4)	113,600	121,710	125,633	129,016	128,736	1,375,393	1,994,088
Operating leases (5)	93,376	93,292	88,575	83,399	77,694	557,004	993,340
Other contractual commitments (6)	248,632	71,060	60,174	2,245	1,349	12,707	396,167
Asset retirement obligations (7)	1,521	526	8,693	3,233	11,076	39,809	64,858
ALOG acquisition contingent considerations (8)	2,242	3,974	—	—	—	—	6,216

	$662,636	$673,430	$494,387	$421,989	$714,501	$5,230,134	$8,197,077

(1)	Represents principal only. As of December 31, 2014, had the holders of the 4.75% convertible subordinated notes due 2016 converted their notes, the 4.75% convertible subordinated notes would have been convertible into approximately 1.9 million shares of our common stock, which would have a total value of $439.4 million based on the closing price of our common stock on December 31, 2014.
(2)	Represents principal only.
(3)	Represents interest on ALOG financings, convertible debt, mortgage payable, senior notes and term loan facility based on their approximate interest rates as of December 31, 2014.
(4)	Represents principal and interest.
(5)	Represents minimum operating lease payments, excluding potential lease renewals.
(6)	Represents unaccrued contractual commitments. Other contractual commitments are described below.
(7)	Represents liability, net of future accretion expense.
(8)	Represents ALOG acquisition contingent consideration, subject to reduction for any post-closing balance sheet adjustments and any claims for indemnification. As of December 31, 2014, we accrued approximately $1,392 of ALOG acquisition contingent consideration.

In connection with certain of our leases and other contracts requiring deposits, we entered into 26 irrevocable letters of credit totaling $43.3 million under the revolving credit facility. These letters of credit were provided in lieu of cash deposits under the revolving credit facility. If the landlords for these IBX leases decide to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the revolving credit facility. These contingent commitments are not reflected in the table above.

We had accrued liabilities related to uncertain tax positions totaling approximately $25.2 million as of December 31, 2014. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.

Primarily as a result of our various IBX data center expansion projects, as of December 31, 2014, we were contractually committed for $98.1 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during 2015 and thereafter, is reflected in the table above as “other contractual commitments.”

We had other non-capital purchase commitments in place as of December 31, 2014, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2015 and beyond. Such other purchase commitments as of December 31, 2014, which total $298.1 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $50 million to $80 million, in addition to the $98.1 million in contractual commitments discussed above as of December 31, 2014, in our various IBX data center expansion projects during 2015 and thereafter in order to complete the work needed to open these IBX data centers. These non-contractual capital expenditures are not reflected in the table above. If we so choose, whether due to economic factors or other considerations, we could delay these non-contractual capital expenditure commitments to preserve liquidity.

Other Off-Balance-Sheet Arrangements

We have various guarantor arrangements with both our directors and officers and third parties, including customers, vendors and business partners. As of December 31, 2014, there were no significant liabilities recorded for these arrangements. For additional information, see “Guarantor Arrangements” in Note 14 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

As of December 31, 2014 and 2013, we recorded a total of net deferred tax liabilities of $100.8 million and net deferred tax assets of $95.6 million, respectively. As of December 31, 2014 and 2013, we had a total valuation allowance of $27.2 million and $31.1 million, respectively. During the year ended December 31, 2014, we decided to provide a partial release of valuation allowance against the net deferred tax assets associated with certain foreign operating entities, which resulted in an insignificant income tax benefit in our results of operations. During the year ended December 31, 2013, we decided to provide a full valuation allowance against the net deferred tax assets associated with certain foreign operating entities which resulted in an insignificant income tax expense in our results of operations.

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

Our remaining valuation allowance as of December 31, 2014 was $27.2 million and primarily relates to certain of our subsidiaries outside of the U.S. If and when we release our remaining valuation allowances, it will have a favorable impact to our financial position and results of operations in the periods such determinations are made. We will continue to assess the need for our valuation allowances, by country or location, in the future.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
As of December 31, 2014 and 2013, we had unrecognized tax benefits of $36.1 million and $36.6 million, respectively, exclusive of interest and penalties. During the year ended December 31, 2014, the unrecognized tax benefits decreased by an insignificant amount primarily due to the settlement of a tax audit and the lapse of statute of limitations in our foreign operations. During the year ended December 31, 2013, the unrecognized tax benefits increased by $11.6 million primarily due to losses of certain foreign operating entities, which more likely than not, will not benefit the operating entities. The unrecognized tax benefits of $36.1 million as of December 31, 2014, if subsequently recognized, will affect our effective tax rate favorably at the time when such benefits are recognized.
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

During the last three years, we have completed several business combinations, including the Frankfurt Kleyer 90 Carrier Hotel acquisition in October 2013, the Dubai IBX data center acquisition in November 2012, and the Asia Tone and ancotel acquisitions in July 2012. The purchase price allocation for the Asia Tone and ancotel acquisitions was completed in the third quarter of 2012. The purchase price allocation for the Dubai IBX data center and Frankfurt Kleyer 90 Carrier Hotel acquisitions was completed in the fourth quarters of 2012 and 2013, respectively.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we used to complete the purchase price allocations and the fair value of assets acquired and liabilities assumed. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material, which would be recorded in our statements of operations in 2015 or beyond.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Accounting for Impairment of Goodwill

In accordance with the accounting standard for goodwill and other intangible assets, we perform goodwill impairment reviews annually, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

During the year ended December 31, 2014, we changed our annual goodwill impairment testing date from November 30th to October 31st of each year, commencing on October 31, 2014.

During the year ended December 31, 2014, we completed annual goodwill impairment reviews of the Americas reporting unit, the EMEA reporting unit and the Asia-Pacific reporting unit and concluded that there was no impairment as the fair value of these reporting units exceeded their carrying value.

When we elect to assess qualitative factors determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value requires assumptions and estimates before performing the two-step goodwill impairment test, the assessment requires assumptions and estimates derived from a review of our actual and forecasted operating results, approved business plans, future economic conditions and other market data.

When we elect to perform the first step of the two-step goodwill impairment test, we use both the income and market approach. Under the income approach, we develop a five-year cash flow forecast and use our weighted-average cost of capital applicable to our reporting units as discount rates. This requires assumptions and estimates derived from a review of our actual and forecasted operating results, approved business plans, future economic conditions and other market data. The market approach requires judgment in determining the appropriate market comparables.

These assumptions require significant management judgment and are inherently subject to uncertainties.

As of December 31, 2014, goodwill attributable to the Americas reporting unit, the EMEA reporting unit and the Asia-Pacific reporting unit was $463.9 million, $404.1 million and $134.1 million, respectively.

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

Accounting for property, plant and equipment includes determining the appropriate period in which to

	While there are numerous judgments and uncertainties involved in accounting for property, plant and equipment that are significant, arriving at the estimated useful life of an asset requires the most critical judgment for us and changes to these estimates would have the most significant impact on our financial position and results of operations. When we lease a property for our IBX data centers, we generally enter into long-term arrangements with initial lease terms of at least 8-10 years and with renewal options generally available to us. During the next several years, a number of leases for our IBX data centers will come up for renewal. As we start approaching the end of these initial lease terms, we will need to reassess the estimated useful lives of our property, plant and equipment. In addition, we	During the quarter ended December 31, 2014, we revised the estimated useful lives of certain of our property, plant and equipment. As a result, we recorded an insignificant amount of higher depreciation expense for the quarter ended December 31, 2014 due to the reduction of the estimated useful lives of certain of our property, plant and equipment. We undertook this review due to our determination that we were generally using certain of our existing assets over a shorter period than originally anticipated and, therefore, the estimated useful lives of certain of our property, plant and equipment has been shortened. This change was accounted for as a change in accounting estimate on a prospective basis effective October 1, 2014 under the accounting standard for change in accounting

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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

Another area of judgment for us in connection with our property, plant and equipment is related to lease accounting. Most of our IBX data centers are leased. Each time we enter into a new lease or lease amendment for one of our IBX data centers, we analyze each lease or lease amendment for the proper accounting. This requires certain judgments on our part such as establishing the lease term to include in a lease test, establishing the remaining estimated useful life of the underlying property or equipment and estimating the fair value of the underlying property or equipment and establishing the incremental borrowing rate to calculate the present value of the minimum lease payment for the lease test. All of these judgments are inherently uncertain. Different assumptions or estimates could result in a different accounting treatment for a lease.

The assessment of long-lived assets for impairment requires assumptions and estimates of undiscounted and discounted future cash flows. These assumptions and estimates require significant judgment and are inherently uncertain.

estimates. We did not revise the estimated useful lives of our property, plant and equipment during the year ended December 31, 2013.

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

Additionally, during the year ended December 31, 2012, we recorded impairment charges totaling $9.9 million associated with certain long-lived assets, of which $7.0 million was associated with property, plant and equipment. No impairment charges were recorded during the years ended December 31, 2014 and 2013.

As of December 31, 2014, 2013 and 2012, we had property, plant and equipment of $5.0 billion, $4.6 billion, and $3.9 billion, respectively. During the years ended December 31, 2014, 2013 and 2012, we recorded depreciation expense of $453.9 million, $405.5 million, and $367.0 million, respectively. Further changes in our estimated useful lives of our property, plant and equipment could have a significant impact on our results of operations.

As of December 31, 2014, 2013 and 2012, we had property, plant and equipment under capital leases and other financing obligations of $1,139.4 million, $949.0 million and $555.7 million. During the years ended December 31, 2014, 2013 and 2012, we recorded depreciation expense of $43.2 million, $32.5 million, and $18.8

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

million respectively, related to property, plant and equipment under capital leases and other financing obligations. During the year ended December 31, 2014, 2013, 2012, we recorded interest expense of $86.4 million, $56.6 million, $31.8 million, respectively related to property, plant, equipment, under capital leases and other financing obligations.

Additionally, during the years ended December 31, 2014, 2013 and 2012, we recorded rent expense of $105.4 million $112.7 million, and $113.3 million under operating leases.

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

Investment Portfolio Risk

We maintain an investment portfolio of various holdings, types, and maturities that is prioritized on meeting REIT asset requirements. All of our marketable securities are designated as available-for-sale and, therefore, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a component of other comprehensive income, net of tax. We consider various factors in determining whether we should recognize an impairment charge for our securities, including the length of time and extent to which the fair value has been less than our cost basis and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery. We anticipate that we will recover the entire cost basis of these securities and have determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the year ended December 31, 2014.

As of December 31, 2014, our investment portfolio of cash equivalents and marketable securities consisted of money market fund investments, U.S. government and agency obligations and certificates of deposits. Excluding the U.S. government holdings, which carry a lower risk and lower return in comparison to other securities in the portfolio, the remaining amount in our investment portfolio that could be susceptible to market risk totaled $403.4 million.

Interest Rate Risk

Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk which meets asset measurement requirements for REIT qualification. At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities. As of December 31, 2014, the average duration of our portfolio was less than one year. An immediate hypothetical shift in the yield curves of plus or minus 50 basis points from their position as of December 31, 2014 could decrease or increase the fair value of our investment portfolio by approximately $0.8 million to $1.8 million. This sensitivity analysis assumes a parallel shift of all interest rates, however, interest rates do not always move in such a manner and actual results may differ materially. We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities during the year ended December 31, 2014.

An immediate 10% increase or decrease in current interest rates from their position as of December 31, 2014 would not have a material impact on our debt obligations due to the fixed nature of the majority of our debt obligations. However, the interest expense associated with our senior credit facility and ALOG financings, which bear interest at variable rates could be affected. For every 100 basis point change in interest rates, our annual interest expense could increase or decrease by a total of approximately $5.5 million based on the total balance of our primary borrowings under the term loan facility and the ALOG financings as of December 31, 2014. As of December 31, 2014, we had not employed any interest rate derivative products to help manage our debt obligations. However, we may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.

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

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage and loans payable	$594,152	$553,045	$253,208	$254,607
Convertible debt	145,853	162,159	724,202	1,009,744
Senior notes	2,750,000	2,790,023	2,250,000	2,302,290

Foreign Currency Risk

A significant portion of our revenue is denominated in U.S. dollars, however, approximately 49% of our revenues and 49% of our operating costs are attributable to Brazil, Canada and the EMEA and Asia-Pacific regions and a large portion of those revenues and costs are denominated in a currency other than the U.S. dollar, primarily the Brazilian Reais, Canadian dollar, British pound, Euro, Swiss franc, United Arab Emirates dirham, Australian dollar, Chinese Yuan, Hong Kong dollar, Japanese yen and Singapore dollar. As a result, our operating results and cash flows are impacted by currency fluctuations relative to the U.S. dollar. To protect against certain reductions in value caused by changes in currency exchange rates, we have established a risk management program to offset some of the risk of carrying assets and liabilities denominated in foreign currencies. As a result, we have entered into foreign currency forward contracts to manage the risk associated with certain foreign currency-denominated assets and liabilities. We entered into foreign currency forward contracts to help manage our exposure to foreign currency exchange rate fluctuations for forecasted revenues and expenses in our EMEA region. Our risk management program reduces, but does not entirely eliminate, the impact of currency exchange rate movements and its impact on the consolidated statements of operations. As of December 31, 2014, the outstanding foreign currency forward contracts had maturities of less than two years.

For the foreseeable future, we anticipate that approximately 50% of our revenues and operating costs will continue to be generated and incurred outside of the U.S. in currencies other than the U.S. dollar. During fiscal 2014, the U.S. dollar was generally strong relative to certain of the currencies of the foreign countries in which we operate. This overall strength of the U.S. dollar had a negative impact on our consolidated results of operations because the foreign denominations translated into less U.S. dollars. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which we do business could have a significant impact on our consolidated financial position and results of operations including the amount of revenue that we report in future periods.

Excluding consideration from hedging contracts, an immediate 10% appreciation in current foreign exchange rates as of December 31, 2014 would have resulted in an increase of $121.7 million and $25.5 million in revenue and net income before taxes. Excluding consideration from hedging contracts, an immediate 10% depreciation in current foreign exchange rates as of December 31, 2014 would have resulted in a decrease of $115.8 million and $16.0 million in revenue and net income before taxes.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-1 of this Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

During the second half of 2014, we concluded the implementation of the Oracle R12 ERP system and certain other systems to support our billing and revenue process have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The implementation of the Oracle R12 ERP system resulted primarily in changes to reports, interfaces and IT dependent controls. The implementation of the other systems resulted in changes to the revenue process regarding sub-processes of billing and revenue recognition. Therefore, we have modified the design and documentation of internal control processes and procedures relating to the new systems to enhance existing internal controls. The system changes were undertaken as a business initiative to integrate systems between us and our subsidiaries and improve and enhance our internal control over financial reporting, and were not undertaken in response to any actual or perceived deficiencies in our internal control over financial reporting.

The changes described above in our internal control over financial reporting have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter of 2014.

ITEM 9B.	OTHER INFORMATION

There is no disclosure to report pursuant to Item 9B.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2015 Annual Meeting of Stockholders.

We have adopted a Code of Ethics applicable for the Chief Executive Officer and Senior Financial Officers and a Code of Business Conduct. This information is incorporated by reference to the Equinix proxy statement for the 2015 Annual Meeting of Stockholders and is also available on our website, www.equinix.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2015 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2015 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2015 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to the Equinix proxy statement for the 2015 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

(a)(2) All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/14/11	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/11/13	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	10-Q	6/30/14	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	12/23/14	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture dated June 12, 2009 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/12/09	4.1

4.3	Form of 4.75% Convertible Subordinated Note Due 2016 (see Exhibit 4.2).

4.4	Indenture for the 2020 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/13	4.1

4.5	Form of 4.875% Senior Note due 2020 (see Exhibit 4.4)	8-K	3/5/13	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

4.6	Indenture for the 2023 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/13	4.3

4.7	Form of 5.375% Senior Note due 2023 (see Exhibit 4.6)	8-K	3/5/13	4.4

4.8	Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/14	4.1

4.9	First Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/14	4.2

4.10	Form of 5.375% Senior Note due 2022 (see Exhibit 4.9)	8-K	11/20/14	4.3

4.11	Second Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/14	4.4

4.12	Form of 5.750% Senior Note due 2025 (see Exhibit 4.11)	8-K	11/20/14	4.5

4.13	Form of Registrant’s Common Stock Certificate				X

10.1	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99	10.5

10.2	2000 Equity Incentive Plan, as amended.	10-Q	3/31/12	10.2

10.3	2000 Director Option Plan, as amended.	10-K	12/31/07	10.4

10.4	2001 Supplemental Stock Plan, as amended.	10-K	12/31/07	10.5

10.5	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	10-Q	6/30/14	10.5

10.6	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/08	10.31

10.7	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/08	10.32

10.8	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.33

10.9	Severance Agreement by and between Peter Ferris and Equinix, Inc. dated December 17, 2008.	10-K	12/31/08	10.34

10.10	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.35

10.11	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.12	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.2

10.13	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.4

10.14	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.5

10.15	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.7

10.16	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.8

10.17	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company, Inc.	2/5/07	10.9

10.18	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30, 2010.	10-Q	9/30/10	10.42

10.19	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Ferris, Meyers, Smith, Taylor and Van Camp.	10-K	12/31/10	10.33

10.20	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.	10-K	12/31/10	10.34

10.21	Offer Letter from Equinix, Inc. to Sara Baack dated July 31, 2012.	10-Q	3/31/13	10.42

10.22	Restricted Stock Unit Agreement for Sara Baack under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/13	10.43

10.23	Change in Control Severance Agreement by and between Sara Baack and Equinix, Inc. dated July 31, 2012.	10-Q	3/31/13	10.44

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.24	Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/13	10.46

10.25	Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/13	10.47

10.26	International Long-Term Assignment Letter by and between Equinix, Inc. and Eric Schwartz, dated May 21, 2013.	10-Q	6/30/13	10.51

10.27	Employment Agreement by and between Equinix (EMEA) B.V. and Eric Schwartz, dated as of August 7, 2013.	10-Q	9/30/13	10.54

10.28	Restricted Stock Unit Agreement dated August 14, 2013 for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	9/30/13	10.55

10.29	Equinix, Inc. 2014 Incentive Plan.	10-Q	3/31/14	10.48

10.30	Offer Letter from Equinix, Inc. to Karl Strohmeyer dated October 28, 2013.	10-Q	3/31/14	10.49

10.31	Restricted Stock Unit Agreement for Karl Strohmeyer under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/14	10.50

10.32	Change in Control Severance Agreement by and between Karl Strohmeyer and Equinix, Inc. dated December 2, 2013.	10-Q	3/31/14	10.51

10.33	2014 Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/14	10.52

10.34	2014 Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/14	10.53

10.35	2014 Form of TSR Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/14	10.54

10.36	2014 Form of TSR Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/14	10.55

10.37	Lease between Digital 1350 Duane, LLC and Equinix LLC, dated March 27, 2014.	10-Q	3/31/14	10.56

10.38	Amendment Agreement dated as of May 2, 2014, between Equinix, Inc. and Goldman, Sachs & Co., amending and restating the Master Terms and Conditions for Capped Call Transactions between Equinix, Inc. and Goldman, Sachs & Co. and amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.54

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.39	Amendment Agreement dated as of May 2, 2014, between Equinix, Inc. and Deutsche Bank AG, London Branch, amending and restating the Master Terms and Conditions for Capped Call Transactions between Equinix, Inc. and Deutsche Bank AG, London Branch and amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.55

10.40	Amendment Agreement dated as of May 2, 2014, between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch, amending and restating the Master Terms and Conditions for Capped Call Transactions between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch and amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.56

10.41	Amendment Agreement, dated as of May 13, 2014, between Equinix, Inc. and Goldman, Sachs & Co., amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.57

10.42	Amendment Agreement dated as of May 13, 2014, between Equinix, Inc. and Deutsche Bank AG, London Branch, amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.58

10.43	Amendment Agreement dated as of May 13, 2014, between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch, amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.59

10.44	Amendment Agreement, dated as of June 6, 2014, between Equinix, Inc. and Goldman, Sachs & Co., amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.6

10.45	Amendment Agreement dated as of June 6, 2014, between Equinix, Inc. and Deutsche Bank AG, London Branch, amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.61

10.46	Amendment Agreement dated as of June 6, 2014, between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch, amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.62

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.47	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014	10-Q	9/30/14	10.67

10.48

Credit Agreement, by and among Equinix, Inc., as borrower, Equinix LLC and Switch & Data LLC as guarantors, the Lenders (defined therein), Bank of America, N.A., as administrative agent, a Lender and L/C issuer, JPMorgan Chase Bank, N.A., and TD Securities (USA) LLC, as co-syndication agents, Barclays Bank PLC, Citibank, N.A., Royal Bank of Canada and ING Bank N.V., Singapore Branch, as Co-Documentation Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and TD Securities (USA) LLC, as joint lead arrangers and book runners, dated December 17, 2014.

X

18.2	Preferable Accounting Principles Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated April 24, 2013.	10-Q	3/31/13	18.2

21.1	Subsidiaries of Equinix, Inc.				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Document.				X

101.DEF	XBRL Taxonomy Extension Definition Document.				X

101.LAB	XBRL Taxonomy Extension Labels Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Document.				X

(b)	Exhibits.

See (a) (3) above.

(c)	Financial Statement Schedule.

See (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUINIX, INC. (Registrant)

March 2, 2015	By	/s/ STEPHEN M. SMITH
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

Signature	Title	Date

/s/ STEPHEN M. SMITH Stephen M. Smith	President and Chief Executive Officer (Principal Executive Officer)	March 2, 2015

/s/ KEITH D. TAYLOR Keith D. Taylor	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2015

/s/ PETER F. VAN CAMP Peter F. Van Camp	Director	March 2, 2015

/s/ THOMAS A. BARTLETT Thomas A. Bartlett	Director	March 2, 2015

/s/ GARY F. HROMADKO Gary F. Hromadko	Director	March 2, 2015

/s/ SCOTT G. KRIENS Scott G. Kriens	Director	March 2, 2015

/s/ WILLIAM K. LUBY William K. Luby	Director	March 2, 2015

/s/ IRVING F. LYONS, III Irving F. Lyons, III	Director	March 2, 2015

/s/ CHRISTOPHER B. PAISLEY Christopher B. Paisley	Director	March 2, 2015

INDEX TO EXHIBITS

Exhibit Number	Description of Document
4.13	Form of Registrant’s Common Stock Certificate

10.48	Credit Agreement, by and among Equinix, Inc., as borrower, Equinix LLC and Switch & Data LLC as guarantors, the Lenders (defined therein), Bank of America, N.A., as administrative agent, a Lender and L/C issuer, JPMorgan Chase Bank, N.A., and TD Securities (USA) LLC, as co-syndication agents, Barclays Bank PLC, Citibank, N.A., Royal Bank of Canada and ING Bank N.V., Singapore Branch, as Co-Documentation Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and TD Securities (USA) LLC, as joint lead arrangers and book runners, dated December 17, 2014.

21.1	Subsidiaries of Equinix, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Labels Document.

101. PRE	XBRL Taxonomy Extension Presentation Document.

[PwC Office Letterhead]

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Equinix, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Equinix, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, CA

March 2, 2015

EQUINIX, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$610,917	$261,894
Short-term investments	529,395	369,808
Accounts receivable, net of allowance for doubtful accounts of $9,466 and $6,640	262,570	184,840
Other current assets	88,061	72,118

Total current assets	1,490,943	888,660
Long-term investments	439	398,390
Property, plant and equipment	4,998,270	4,591,650
Goodwill	1,002,129	1,042,153
Intangible assets, net	147,527	184,182
Other assets	178,125	387,324

Total Assets	$7,817,433	$7,492,359

Liabilities, Redeemable Non-Controlling Interests and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$285,796	$263,223
Accrued property, plant and equipment	114,469	64,601
Current portion of capital lease and other financing obligations	21,362	17,214
Current portion of mortgage and loans payable	59,466	53,508
Other current liabilities	162,664	147,958

Total current liabilities	643,757	546,504
Capital lease and other financing obligations, less current portion	1,168,042	914,032
Mortgage and loans payable, less current portion	534,686	199,700
Convertible debt	145,853	724,202
Senior notes	2,750,000	2,250,000
Other liabilities	304,964	274,955

Total liabilities	5,547,302	4,909,393

Redeemable non-controlling interests (Note 10)	—	123,902

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.001 par value per share: 100,000,000 shares authorized in 2014 and 2013; zero shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 300,000,000 shares authorized in 2014 and 2013; 56,505,122 issued and 56,451,255 outstanding in 2014 and 50,233,224 issued and 49,589,008 outstanding in 2013	57	50
Additional paid-in capital	3,334,305	2,693,887
Treasury stock, at cost; 53,867 shares in 2014 and 644,216 shares in 2013	(11,411)	(84,663)
Accumulated dividends	(424,387)	—
Accumulated other comprehensive loss	(332,443)	(113,767)
Accumulated deficit	(295,990)	(36,443)

Total stockholders’ equity	2,270,131	2,459,064

Total liabilities, redeemable non-controlling interests and stockholders’ equity	$7,817,433	$7,492,359

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years ended December 31,
	2014	2013	2012
Revenues	$2,443,776	$2,152,766	$1,887,376

Costs and operating expenses:
Cost of revenues	1,197,885	1,064,403	944,617
Sales and marketing	296,103	246,623	202,914
General and administrative	438,016	374,790	328,266
Restructuring charges (reversals)	—	(4,837)	—
Impairment charges	—	—	9,861
Acquisition costs	2,506	10,855	8,822

Total costs and operating expenses	1,934,510	1,691,834	1,494,480

Income from operations	509,266	460,932	392,896
Interest income	2,891	3,387	3,466
Interest expense	(270,553)	(248,792)	(200,328)
Other income (expense)	119	5,253	(2,208)
Loss on debt extinguishment	(156,990)	(108,501)	(5,204)

Income from continuing operations before income taxes	84,733	112,279	188,622
Income tax expense	(345,459)	(16,156)	(58,564)

Net income (loss) from continuing operations	(260,726)	96,123	130,058
Discontinued operations, net of tax (Note 4):
Net income from discontinued operations	—	—	1,234
Gain on sale of discontinued operations	—	—	11,852

Net income (loss)	(260,726)	96,123	143,144
Net (income) loss attributable to redeemable non-controlling interests	1,179	(1,438)	(3,116)

Net income (loss) attributable to Equinix	$(259,547)	$94,685	$140,028

Earnings per share (“EPS”) attributable to Equinix (Note 3):
Basic EPS from continuing operations	$(4.96)	$1.92	$2.65
Basic EPS from discontinued operations	—	—	0.27

Basic EPS	$(4.96)	$1.92	$2.92

Weighted-average shares	52,359	49,438	48,004

Diluted EPS from continuing operations	$(4.96)	$1.89	$2.58
Diluted EPS from discontinued operations	—	—	0.25

Diluted EPS	$(4.96)	$1.89	$2.83

Weighted-average shares	52,359	50,116	51,816

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Years ended December 31,
	2014	2013	2012
Net income (loss)	$(260,726)	$96,123	$143,144

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(204,065)	(18,203)	36,194
Unrealized loss on available for sale securities	(279)	(298)	(23)
Unrealized gain (loss) on cash flow hedges	8,790	(1,750)	—
Unrealized loss on defined benefit plans	(2,001)	—	—

Total other comprehensive income (loss), net of tax	(197,555)	(20,251)	36,171

Comprehensive income (loss), net of tax	(458,281)	75,872	179,315
Net (income) loss attributable to redeemable non-controlling interests	1,179	(1,438)	(3,116)
Other comprehensive (income) loss attributable to redeemable non-controlling interests	(1,810)	7,526	6,485

Comprehensive income (loss) attributable to Equinix	$(458,912)	$81,960	$182,684

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)

For the Three Years Ended December 31, 2014

(in thousands, except share data)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated dividends	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholder’s equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2011	47,541,620	$48	(870,421)	$(86,666)	$2,437,623	$—	$(143,698)	$(271,156)	$1,936,151
Net income	—	—	—	—	—	—	—	143,144	143,144
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	(3,116)	(3,116)
Other comprehensive income	—	—	—	—	—	—	36,171	—	36,171
Other comprehensive loss attributable to redeemable non-controlling interests	—	—	—	—	—	—	6,485	—	6,485
Issuance of common stock and release of treasury stock for employee equity awards	1,598,231	1	15,069	1,504	59,323	—	—	—	60,828
Release of treasury stock upon conversions of convertible debt	—	—	623,098	61,850	(61,838)	—	—	—	12
Common shares repurchased	—	—	(131,489)	(13,364)	—	—	—	—	(13,364)
Change in redemption value of redeemable non-controlling interests	—	—	—	—	(21,270)	—	—	—	(21,270)
Tax benefit from employee stock plans	—	—	—	—	84,740	—	—	—	84,740
Stock-based compensation, net of estimated forfeitures	—	—	—	—	83,660	—	—	—	83,660

Balances as of December 31, 2012	49,139,851	49	(363,743)	(36,676)	2,582,238	—	(101,042)	(131,128)	2,313,441
Net income	—	—	—	—	—	—	—	96,123	96,123
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	(1,438)	(1,438)
Other comprehensive loss	—	—	—	—	—	—	(20,251)	—	(20,251)
Other comprehensive loss attributable to redeemable non-controlling interests	—	—	—	—	—	—	7,526	—	7,526
Issuance of common stock and release of treasury stock for employee equity awards	1,093,373	1	8,198	805	31,087	—	—	—	31,893
Release of treasury stock upon conversions of convertible debt	—	—	68	7	(1)	—	—	—	6
Common shares repurchased	—	—	(288,739)	(48,799)	—	—	—	—	(48,799)
Change in redemption value of redeemable non-controlling interests	—	—	—	—	(47,940)	—	—	—	(47,940)
Tax benefit from employee stock plans	—	—	—	—	25,638	—	—	—	25,638
Stock-based compensation, net of estimated forfeitures	—	—	—	—	102,865	—	—	—	102,865

EQUINIX, INC.

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)—(Continued)

For the Three Years Ended December 31, 2014

(in thousands, except share data)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated dividends	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholder’s equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2013	50,233,224	50	(644,216)	(84,663)	2,693,887	—	(113,767)	(36,443)	2,459,064
Net loss	—	—	—	—	—	—	—	(260,726)	(260,726)
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	1,179	1,179
Other comprehensive loss	—	—	—	—	—	—	(197,555)	—	(197,555)
Other comprehensive income attributable to non-controlling interests	—	—	—	—	—	—	(1,810)	—	(1,810)
Issuance of common stock and release of treasury stock for employee equity awards	933,554	1	7,846	1,185	28,134	—	—	—	29,320
Common shares repurchased	—	—	(1,517,743)	(297,958)	—	—	—	—	(297,958)
Issuance of common stock and release of treasury stock for the exchanges and conversions of 4.75% convertible debt	1,411,851	2	1,000,102	147,706	43,024	—	—	—	190,732
Issuance of common stock and release of treasury stock for the exchange of 3.00% convertible debt	1,248,578	1	700,000	139,004	77,953	—	—	—	216,958
Issuance of common stock and release of treasury stock for conversions of 3.00% convertible debt	1,195,496	1	400,144	83,315	95,428	—	—	—	178,744
Issuance of common stock for special distribution	1,482,419	2	—	—	332,732	(414,856)	—	—	(82,122)
Accrued dividends on unvested equity awards	—	—	—	—	—	(9,531)	—	—	(9,531)
Change in redemption value of redeemable non-controlling interests	—	—	—	—	(90,913)	—	—	—	(90,913)
Purchase of redeemable non-controlling interests	—	—	—	—	17,977	—	(19,311)	—	(1,334)
Tax benefit from employee stock plans	—	—	—	—	18,561		—	—	18,561
Stock-based compensation, net of estimated forfeitures	—	—	—	—	117,522	—	—	—	117,522

Balances as of December 31, 2014	56,505,122	$57	(53,867)	$(11,411)	$3,334,305	$(424,387)	$(332,443)	$(295,990)	$2,270,131

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$(260,726)	$96,123	$143,144
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	453,935	405,444	375,004
Stock-based compensation	117,990	102,940	83,025
Excess tax benefits from stock-based compensation	(19,582)	(27,330)	(72,631)
Amortization of intangible assets	27,756	27,027	23,575
Amortization of debt issuance costs and debt discounts	18,667	23,868	23,365
Provision for allowance for doubtful accounts	7,093	5,819	4,186
Restructuring charges (reversals)	—	(4,837)	—
Impairment charges	—	—	9,861
Loss on debt extinguishment	156,990	108,501	5,204
Gain on sale of discontinued operations	—	—	(11,852)
Other items	19,912	11,543	7,001
Changes in operating assets and liabilities:
Accounts receivable	(101,966)	(27,956)	(26,601)
Income taxes, net	226,774	(108,189)	24,089
Other assets	(6,496)	(36,853)	2,479
Accounts payable and accrued expenses	10,681	7,242	33,538
Other liabilities	38,392	21,266	8,639

Net cash provided by operating activities	689,420	604,608	632,026

Cash flows from investing activities:
Purchases of investments	(545,997)	(968,971)	(442,870)
Sales of investments	573,582	276,351	362,266
Maturities of investments	211,966	213,484	579,855
Business acquisitions, net of cash acquired	—	(49,337)	(309,492)
Purchase of real estate	(16,791)	(74,332)	(24,656)
Purchases of other property, plant and equipment	(660,203)	(572,406)	(764,500)
Proceeds from sale of discontinued operations	—	—	76,458
Increase in restricted cash	(968)	(837,190)	(8,696)
Release of restricted cash	2,572	843,088	88,762

Net cash used in investing activities	(435,839)	(1,169,313)	(442,873)

Cash flows from financing activities:
Purchases of treasury stock	(297,958)	(48,799)	(13,364)
Proceeds from employee equity awards	29,320	31,892	56,137
Excess tax benefits from stock-based compensation	19,582	27,330	72,631
Payment of special distribution	(83,266)	—	—
Purchase of redeemable non-controlling interests	(226,276)	—	—
Proceeds from senior notes	1,250,000	1,500,000	—
Proceeds from loans payable	508,826	28,038	262,591
Repayment of senior notes	(750,000)	(750,000)	—
Repayment of convertible debt	(29,513)	—	(250,007)
Repayment of capital lease and other financing obligations	(18,030)	(40,133)	(12,378)
Repayment of mortgage and loans payable	(153,473)	(52,500)	(329,111)
Debt extinguishment costs	(116,517)	(97,864)	—
Debt issuance costs	(25,294)	(23,057)	(9,220)

Net cash provided by (used in ) financing activities	107,401	574,907	(222,721)
Effect of foreign currency exchange rates on cash and cash equivalents	(11,959)	(521)	6,958

Net increase (decrease) in cash and cash equivalents	349,023	9,681	(26,610)
Cash and cash equivalents at beginning of period	261,894	252,213	278,823

Cash and cash equivalents at end of period	$610,917	$261,894	$252,213

Supplemental cash flow information
Cash paid for taxes	$117,197	$123,690	$36,711

Cash paid for interest	$262,018	$210,629	$185,321

See accompanying notes to consolidated financial statements.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Equinix, Inc. (“Equinix” or the “Company”) was incorporated in Delaware on June 22, 1998. Equinix provides colocation space and related services. Global enterprises, content providers, financial companies and network service providers rely upon Equinix’s insight and expertise to safehouse and connect their most valued information assets. The Company operates International Business Exchange (“IBX”) data centers, or IBX data centers, across 33 markets in the Americas; Europe, Middle East and Africa (“EMEA”) and Asia-Pacific geographic regions where customers directly interconnect with a network ecosystem of partners and customers. More than 1,000 network service providers offer access to the world’s Internet routes inside the Company’s IBX data centers. This access to Internet routes provides Equinix customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location.

In September 2012, the Company announced that its Board of Directors approved a plan to pursue conversion to a real estate investment trust (“REIT”) (the “REIT Conversion”). The Company completed the implementation of the REIT conversion in 2014, and the Company plans to make a tax election for REIT status for the taxable year commencing January 1, 2015.

Basis of Presentation, Consolidation and Foreign Currency

The accompanying consolidated financial statements include the accounts of Equinix and its subsidiaries, including the acquisition of Frankfurt Kleyer 90 Carrier Hotel from October 1, 2013, the alliance with Emirates Integrated Telecommunications Company PJSC (“du”) from November 9, 2012 and the acquisitions of Asia Tone Limited (“Asia Tone”) from July 4, 2012, ancotel GmbH (“ancotel”) from July 3, 2012. All intercompany accounts and transactions have been eliminated in consolidation. Foreign exchange gains or losses resulting from foreign currency transactions, including intercompany foreign currency transactions, that are anticipated to be repaid within the foreseeable future, are reported within other income (expense) on the Company’s accompanying consolidated statements of operations. For additional information on the impact of foreign currencies to the Company’s consolidated financial statements, see “Accumulated Other Comprehensive Loss” in Note 11 below.

Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the consolidated financial statement presentation as of and for the year ended December 31, 2014.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s consolidated statements of operations have been reclassified to reflect its discontinued operations for the year ended December 31, 2012. For further information on the Company’s discontinued operations, see Note 4.

Cash, Cash Equivalents and Short-Term and Long-Term Investments

The Company considers all highly liquid instruments with an original maturity from the date of purchase of three months or less to be cash equivalents. Cash equivalents consist of money market mutual funds and highly liquid debt securities of corporations and certificates of deposit with original maturities up to 90 days. Short-term investments generally consist of securities with original maturities of between 90 days and one year. Long-term investments generally consist of securities with original maturities greater than 365 days. The Company’s fixed income securities are classified as “available-for-sale” and are carried at fair value with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income (loss). The cost of securities sold is based on the specific identification method. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades.

Financial Instruments and Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and short-term and long-term investments and accounts receivable. Risks associated with cash, cash equivalents and short-term and long-term investments are mitigated by the Company’s investment policy, which limits the Company’s investing to only those marketable securities rated at least A-1/P-1 Short Term Rating and A-/A3 Long Term Rating, as determined by independent credit rating agencies. Risk to the Company’s investment portfolio is further mitigated by its significant weighting in U.S. government securities in order to achieve REIT asset measure requirements.

A significant portion of the Company’s customer base is comprised of businesses throughout the Americas. However, a portion of the Company’s revenues are derived from the Company’s EMEA and Asia-Pacific operations. The following table sets forth percentages of the Company’s revenues by geographic region for the years ended December 31:

	2014	2013	2012
Americas	56%	59%	61%
EMEA	26%	24%	23%
Asia-Pacific	18%	17%	16%

No single customer accounted for greater than 10% of accounts receivable or revenues as of or for the years ended December 31, 2014, 2013 and 2012.

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

The Company’s estimated useful lives of its property, plant and equipment are as follows:

Core systems	3-25 years
Buildings	12-50 years
Leasehold improvements	12-40 years
Construction in progress	N/A
Personal Property	3-10 years

During the three months ended December 31, 2014, the Company revised the estimated useful lives of certain of its property, plant and equipment as part of a review of the related assumptions. As a result, the Company recorded an insignificant amount of higher depreciation expense for the quarter ended December 31, 2014 due to the reduction of the estimated useful lives of certain of its property, plant and equipment. This change was accounted for as a change in accounting estimate on a prospective basis effective October 1, 2014 under the accounting standard for change in accounting estimates. The Company did not revise the estimated useful lives of the property, plant and equipment during the year ended December 31, 2013. During the three months ended December 31, 2012, the Company reassessed the estimated useful lives of certain of its property, plant and equipment. This change was accounted for as a change in accounting estimate on a prospective basis effective October 1, 2012 under the accounting standard for change in accounting estimates. As a result, the Company recorded an insignificant amount of lower depreciation expense for the quarter ended December 31, 2012, due to the increase in the estimated useful lives of certain of its property, plant and equipment.

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

Asset Retirement Costs

The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred. The associated retirement costs are capitalized and included as part of the carrying value of the long-

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lived asset and amortized over the useful life of the asset. Subsequent to the initial measurement, the Company accretes the liability in relation to the asset retirement obligations over time and the accretion expense is recorded as a cost of revenue. The Company’s asset retirement obligations are primarily related to its IBX data centers, of which the majority are leased under long-term arrangements, and, in certain cases, are required to be returned to the landlords in their original condition. The majority of the Company’s IBX data center leases have been subject to significant development by the Company in order to convert them from, in most cases, vacant buildings or warehouses into IBX data centers. The majority of the Company’s IBX data centers’ initial lease terms expire at various dates ranging from 2017 to 2053 and most of them enable the Company to extend the lease terms.

Goodwill and Other Intangible Assets

The Company has three reportable segments comprised of the 1) Americas, 2) EMEA and 3) Asia-Pacific geographic regions, which the Company also determined are its reporting units. As of December 31, 2014, the Company had goodwill attributable to its Americas reporting unit, EMEA reporting unit and Asia-Pacific reporting unit. In 2014, the Company changed its annual goodwill impairment testing date from November 30th to October 31st of each year, commencing on October 31, 2014, to better align its annual goodwill impairment test with the timing of the Company’s budgeting and forecasting process.

The Company has the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if the Company concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss.

The Company performed the first step of the two-step goodwill impairment test for its Americas reporting unit, EMEA reporting unit and Asia-Pacific reporting unit during the year ended December 31, 2014. In order to determine the fair value of each reporting unit, the Company utilizes the discounted cash flow and market methods. The Company has consistently utilized both methods in its goodwill impairment tests and weighs both results equally. The Company uses both methods in its goodwill impairment tests as it believes both methods, in conjunction with each other, provide a reasonable estimate of the determination of fair value of each reporting unit – the discounted cash flow method being specific to anticipated future results of the reporting unit and the market method, which is based on the Company’s market sector including its competitors. The assumptions supporting the discounted cash flow method, including the discount rate, which was assumed to be 9.8% and 10.1% for the Americas reporting unit and EMEA reporting unit, respectively and 8.9% for the Asia-Pacific reporting unit, was determined using the Company’s best estimates as of the date of the impairment review. As of October 31, 2014, the Company concluded that its goodwill attributed to the Company’s Americas reporting unit, EMEA reporting unit and Asia-Pacific reporting unit was not impaired as the fair value of each reporting unit substantially exceeded the carrying value of its respective reporting unit, including goodwill. In addition, the Company concluded that no events occurred or circumstances changed subsequent to October 31, 2014 through December 31, 2014 that would more likely than not reduce the fair value of the Americas, EMEA and Asia-Pacific reporting units below its carrying value. The Company has performed various sensitivity analyses on certain of the assumptions used in the discounted cash flow method, such as forecasted revenues and discount

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rate, and notes that no reasonably possible changes would reduce the fair value of the reporting unit to such a level that would cause an impairment charge.

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

Debt Issuance Costs

Loan fees and costs are capitalized and are amortized over the life of the related loans based on the effective interest method. Such amortization is included as a component of interest expense.

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

The Company also follows the accounting standard for the measurement of fair value for nonfinancial assets and liabilities on a nonrecurring basis. These include:

•	Non-financial assets and non-financial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent reporting periods;

•	Reporting units and non-financial assets and non-financial liabilities measured at fair value for goodwill impairment tests;

•	Indefinite-lived intangible assets measured at fair value for impairment assessments;

•	Non-financial long-lived assets or asset groups measured at fair value for impairment assessments or disposal;

•	Asset retirement obligations initially measured at fair value but not subsequently measured at fair value; and

•	Non-financial liabilities associated with exit or disposal activities initially measured at fair value but not subsequently measured at fair value.

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

During the year ended December 31, 2012, the Company determined that the fair values of certain long-lived assets in two properties were lower than their carrying values. As a result, the Company recorded

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment charges totaling $9,861,000 in the Americas and Asia-Pacific regions comprised of $7,029,000 of property, plant and equipment and $2,832,000 of intangible assets. The Company did not record any impairment charges related to its long-lived assets during the years ended December 31, 2014 and 2013.

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

The Company occasionally guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any credits given to the customer as a result. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized, and historically, these credits have generally not been significant. There were no significant service level credits issued during the years ended December 31, 2014, 2013 and 2012.

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

The Company assesses collectability based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company generally does not request collateral from

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its customers although in certain cases the Company obtains a security interest in a customer’s equipment placed in its IBX data centers or obtains a deposit. If the Company determines that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash. In addition, the Company also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for which the Company had expected to collect the revenues. If the financial condition of the Company’s customers were to deteriorate or if they became insolvent, resulting in an impairment of their ability to make payments, greater allowances for doubtful accounts may be required. Management specifically analyzes accounts receivable and current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of the Company’s reserves. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense included in general and administrative expense in the consolidated statements of operations. A specific bad debt reserve of up to the full amount of a particular invoice value is provided for certain problematic customer balances. An additional reserve is established for all other accounts based on the age of the invoices and an analysis of historical credits issued. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable.

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

The REIT Conversion, effective as of January 1, 2015, is not considered to be a change in tax status for the Company’s U.S. operations. Rather, the effect of the REIT Conversion is reflected in the Company’s consolidated statement of operations in the period that includes the date the Company completes all significant actions necessary to qualify as a REIT, signifying its commitment to that course of action. The formal approval of the REIT conversion by the Board of Directors on December 23, 2014, together with all the other actions taken by the Company, signified the Company’s commitment to that course of action. As such, the effect of the REIT Conversion is reflected in the Company’s consolidated statement of operations for the year ended December 31, 2014.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company uses the Black-Scholes option-pricing model to determine the fair value of its employee stock purchase plan. The determination of the fair value of shares purchased under the employee stock purchase plan is affected by assumptions regarding a number of complex and subjective variables including the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock purchase behaviors. The Company estimated the expected volatility by using the average historical volatility of its common stock that it believed was the best representative of future volatility. The risk-free interest rate used was based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the equity awards. The expected dividend rate used was zero as the Company did not anticipate paying dividends. The expected term used was equal to the term of each purchase window.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share

Basic EPS is computed using net income (loss) attributable to the Company and the weighted-average number of common shares outstanding. Diluted EPS is computed using net income attributable to the Company, adjusted for interest expense as a result of the assumed conversion of the Company’s 2.50% Convertible Subordinated Notes, 3.00% Convertible Subordinated Notes and 4.75% Convertible Subordinated Notes, if dilutive, and the weighted-average number of common shares outstanding plus any dilutive potential common shares outstanding. Dilutive potential common shares include the assumed exercise, vesting and issuance activity of employee equity awards using the treasury stock method, as well as shares issuable upon the assumed conversion of the 2.50% Convertible Subordinated Notes, 3.00% Convertible Subordinated Notes and 4.75% Convertible Subordinated Notes. The Company computes basic and diluted EPS for net income (loss) attributable to the Company, net income (loss) from continuing operations and net income (loss) from discontinued operations.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the criteria for reporting discontinued operations. This ASU is required to be applied prospectively for disposals, or classifications as held for sale, of components of an entity that occur within fiscal years and interim periods beginning after December 15, 2014, with early adoption permitted. The Company does not believe the adoption of ASU 2014-08 will have a significant impact on its consolidated financial statements.

2. Acquisitions

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

Property, plant and equipment	$85,969
Intangible assets	10,011

Total assets acquired	95,980
Mortgage payable	(42,906)
Intangible—unfavorable leases	(2,982)

Net assets acquired	$50,092

The following table presents certain information on the acquired identifiable intangible assets (dollars in thousands):

Intangible assets	Fair value	Estimated useful lives (years)	Weighted-average estimated useful lives (years)
Customer contracts	$9,363	0.3 – 8	4.9
Unfavorable leases	(2,982)	1 – 6	4.8
Favorable leases	648	1 –8	7.5

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the year ended December 31, 2012, Asia Tone recognized revenues of $23,083,000 and had net income of $1,604,000, which were included in the Company’s consolidated statements of operations.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ALOG Acquisition

On April 25, 2011 (the “ALOG Acquisition Date”), the Company and RW Brasil Fundo de Investimento em Participações, a subsidiary of Riverwood Capital L.P. (“Riverwood”), completed the acquisition of approximately 90% of the outstanding capital stock of ALOG Data Centers do Brasil S.A. (“ALOG”). As a result, the Company acquired an approximate 53% controlling equity interest in ALOG (the “ALOG Acquisition”).

In July 2014, the Company and Riverwood entered into a purchase and sale agreement in which the Company acquired Riverwood’s interest in ALOG and the approximate 10% of ALOG owned by ALOG management, which resulted in the Company owning 100% of ALOG. The net purchase price of $225,629,000 consisted of: (i) $216,484,000 of cash paid to Riverwood and ALOG management to acquire their interests in ALOG, (ii) $8,459,000 of cash paid for the common shares of ALOG related to vested and outstanding stock options to purchase common shares of ALOG that were held by ALOG employees and (iii) $686,000 for the assumption of Riverwood’s portion of the contingent consideration in connection with the acquisition of ALOG in 2011. The cash portion of the purchase price was paid on the closing date in July 2014. The net increase in the redemption value of the redeemable non-controlling interests of $90,966,000 and transaction costs of $1,333,000 were recorded in additional paid-in capital during the year ended December 31, 2014.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited Pro Forma Combined Consolidated Statements of Operations

The following unaudited pro forma combined consolidated financial information has been prepared by the Company using the acquisition method of accounting to give effect to the Frankfurt Kleyer 90 Carrier Hotel Acquisition as though the acquisition occurred on January 1, 2012 and the Asia Tone and ancotel acquisitions as though the acquisitions occurred on January 1, 2011. The unaudited pro forma combined consolidated financial information reflect certain adjustments, such as additional depreciation and amortization expense on assets acquired. These pro forma statements were prepared as if the acquisitions had been completed as of the beginning of each period presented.

The unaudited pro forma combined consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisitions occurred on the above dates, nor is it necessarily indicative of the future results of operations of the combined company.

The following table sets forth the unaudited pro forma consolidated combined results of operations for the years ended December 31 (in thousands):

	2013	2012
Revenues	$2,158,415	$1,921,995
Net income attributable to Equinix	96,811	139,735

3. Earnings Per Share

The following table sets forth the computation of basic and diluted EPS for the years ended December 31 (in thousands, except per share amounts):

	Years ended December 31,
	2014	2013	2012
Net income (loss) from continuing operations	$(260,726)	$96,123	$130,058
Net (income) loss attributable to redeemable non-controlling interests	1,179	(1,438)	(3,116)

Net income (loss) from continuing operations attributable to Equinix, basic	(259,547)	94,685	126,942
Effect of assumed conversion of convertible debt:
Interest expense, net of tax	—	—	6,789

Net income (loss) from continuing operations attributable to Equinix, diluted	$(259,547)	$94,685	$133,731

Weighted-average shares used to calculate basic EPS	52,359	49,438	48,004
Effect of dilutive securities:
Convertible debt	—	—	2,945
Employee equity awards	—	678	867

Total dilutive potential shares	—	678	3,812

Weighted-average shares used to calculate diluted EPS	52,359	50,116	51,816

EPS from continuing operations attributable to Equinix:
Basic EPS	$(4.96)	$1.92	$2.65

Diluted EPS	$(4.96)	$1.89	$2.58

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth potential shares of common stock that are not included in the diluted EPS calculation above because to do so would be anti-dilutive for the years ended December 31 (in thousands):

	2014	2013	2012
Shares related to the potential conversion of 2.50% convertible subordinated notes	—	—	652
Shares related to the potential conversion of 3.00% convertible subordinated notes	861	3,613	—
Shares related to the potential conversion of 4.75% convertible subordinated notes	2,824	4,432	4,432
Common stock related to employee equity awards	1,820	254	113

	5,505	8,299	5,197

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

The Company’s consolidated statements of operations have been reclassified to reflect its discontinued operations associated with the 16 IBX data centers for all applicable periods presented. The Company’s operating results from its discontinued operations, which includes the results of operations subsequent to April 30, 2010, the acquisition date of the 16 IBX data centers, through November 1, 2012, the closing date of the Divestiture, consisted of the following for the year ended December 31 (in thousands):

2012
Revenues	$29,640
Cost of revenues	(23,956)
Operating expenses	(3,422)
Income taxes	(1,028)
Gain on sale of discontinued operations, net of tax of $13,973	11,852

Net income from discontinued operations	$13,086

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Balance Sheet Components

Cash, Cash Equivalents and Short-Term and Long-Term Investments

Cash, cash equivalents and short-term and long-term investments consisted of the following as of December 31 (in thousands):

	2014	2013
Cash and cash equivalents:
Cash (1)	$207,953	$186,007
Cash equivalents:
Money market funds	402,964	74,787
Commercial paper	—	1,100

Total cash and cash equivalents	610,917	261,894

U.S. government securities	336,440	305,021
U.S. government agency securities	192,955	125,917
Corporate bonds	—	190,177
Certificates of deposit	439	76,152
Asset-backed securities	—	68,938
Commercial paper	—	1,993

Total marketable securities	529,834	768,198

Total cash, cash equivalents and short-term and long-terminvestments	$1,140,751	$1,030,092

(1)	Excludes restricted cash.

As of December 31, 2014 and 2013, cash and cash equivalents included investments which were readily convertible to cash and had original maturity dates of 90 days or less. The maturities of securities classified as short-term investments were one year or less as of December 31, 2014 and 2013. The maturities of securities classified as long-term investments were greater than one year and less than three years as of December 31, 2014 and 2013.

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of December 31 (in thousands):

	2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$529,567	$529,395	$369,698	$369,808
Due after one year through three years	439	439	398,200	398,390

	$530,006	$529,834	$767,898	$768,198

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2014, the Company’s net unrealized gains (losses) on its available-for-sale securities were comprised of the following (in thousands):

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
U.S. government securities	$336,561	$45	$(166)	$336,440
U.S. government agency securities	193,006	30	(81)	192,955
Certificates of deposit	439	—	—	439

	$530,006	$75	$(247)	$529,834

None of the securities held at December 31, 2014 were other-than-temporarily impaired.

While certain marketable securities carry unrealized losses, the Company expects that it will receive both principal and interest according to the stated terms of each of the securities and that the increase or decline in market value is primarily due to changes in the interest rate environment from the time the securities were purchased as compared to interest rates at December 31, 2014.

As of December 31, 2013, the Company’s net unrealized gains (losses) on its available-for-sale securities were comprised of the following (in thousands):

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
U.S. government securities	$304,897	$131	$(7)	$305,021
U.S. government agency securities	125,904	35	(22)	125,917
Corporate bonds	190,068	149	(40)	190,177
Certificates of deposit	76,126	27	(1)	76,152
Asset-backed securities	68,914	33	(9)	68,938
Commercial paper	1,989	4	—	1,993

Total	$767,898	$379	$(79)	$768,198

None of the securities held at December 31, 2013 were other-than-temporarily impaired.

Accounts Receivable

Accounts receivable, net, consisted of the following as of December 31 (in thousands):

	2014	2013
Accounts receivable	$272,036	$323,822
Unearned revenue	—	(132,342)
Allowance for doubtful accounts	(9,466)	(6,640)

	$262,570	$184,840

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. Before July 2014, the Company generally invoiced its customers at the end of a calendar month for services to be provided the following month. Accordingly, unearned revenue consisted of pre-billing for services that have not

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

yet been provided, but which have been billed to customers in advance in accordance with the terms of their contracts. As of July 2014, the Company changed its billing process and no longer invoices its customers at the end of a calendar month for services to be provided the following month. As a result, the Company’s gross accounts receivable and unearned revenue have decreased.

The following table summarizes the activity of the Company’s allowance for doubtful accounts (in thousands):

Balance as of December 31, 2011	$4,635
Provision for allowance for doubtful accounts	4,186
Net recoveries (write-offs)	(5,127)
Impact of foreign currency exchange	22

Balance as of December 31, 2012	3,716
Provision for allowance for doubtful accounts	5,819
Net recoveries (write-offs)	(2,833)
Impact of foreign currency exchange	(62)

Balance as of December 31, 2013	6,640
Provision for allowance for doubtful accounts	7,093
Net recoveries (write-offs)	(3,825)
Impact of foreign currency exchange	(442)

Balance as of December 31, 2014	$9,466

Other Current Assets

Other current assets consisted of the following as of December 31 (in thousands):

	2014	2013
Prepaid expenses	$29,501	$26,578
Taxes receivable	17,071	21,584
Deferred tax assets, net	6,579	7,442
Other receivables	2,324	4,181
Derivative instruments	17,732	4,457
Restricted cash, current	3,057	3,210
Other current assets	11,797	4,666

	$88,061	$72,118

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

Property, plant and equipment consisted of the following as of December 31 (in thousands):

	2014	2013
Core systems (1)	$3,252,569	$3,071,151
Buildings (2)	2,074,382	1,885,895
Leasehold improvements	1,053,451	1,033,830
Construction in progress	460,259	219,386
Personal Property (3)	387,909	260,774
Land	160,035	146,903

	7,388,605	6,617,940
Less accumulated depreciation	(2,390,335)	(2,026,290)

	$4,998,270	$4,591,650

(1)	IBX plant and machinery and IBX equipment, which were presented separately as of December 31, 2013, were primarily reclassified to core systems to conform to the consolidated financial statement presentation as of December 31, 2014.
(2)	Includes site improvements.
(3)	Computer equipment and software and furniture and fixtures, which were presented separately as of December 31, 2013, were reclassified to personal property to conform to the consolidated financial statement presentation as of December 31, 2014.

Core systems, buildings, leasehold improvements, personal property and construction in progress recorded under capital leases aggregated $585,288,000 and $428,974,000 as of December 31, 2014 and 2013, respectively. Amortization on the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $83,291,000 and $56,041,000 as of December 31, 2014 and 2013, respectively.

During the year ended December 31, 2012, the Company recorded impairment charges related to its property, plant and equipment (see Note 1, “Impairment of Long-Lived Assets”).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangibles

Goodwill and other intangible assets, net, consisted of the following as of December 31 (in thousands):

	2014	2013
Goodwill:
Americas	$463,902	$471,845
EMEA	404,093	435,041
Asia-Pacific	134,134	135,267

	$1,002,129	$1,042,153

	2014	2013
Intangible assets:
Intangible asset—customer contracts	$220,674	$233,038
Intangible assets—favorable leases	24,300	25,147
Intangible asset—licenses	9,697	9,697
Intangible asset—others	8,132	8,859

	262,803	276,741
Accumulated amortization—customer contracts	(102,074)	(81,520)
Accumulated amortization—favorable leases	(7,656)	(6,416)
Accumulated amortization—licenses	(1,294)	(646)
Accumulated amortization—others	(4,252)	(3,977)

	(115,276)	(92,559)

	$147,527	$184,182

Changes in the carrying amount of goodwill by geographic regions are as follows (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of December 31, 2012	$482,765	$423,529	$136,270	$1,042,564
Purchase accounting adjustments	—	932	(279)	653
Impact of foreign currency exchange	(10,920)	10,580	(724)	(1,064)

Balance as of December 31, 2013	471,845	435,041	135,267	1,042,153
Impact of foreign currency exchange	(7,943)	(30,948)	(1,133)	(40,024)

Balance as of December 31, 2014	$463,902	$404,093	$134,134	$1,002,129

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the net book value of intangible assets by geographic regions are as follows (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of December 31, 2011	$111,549	$37,086	$—	$148,635
Asia Tone acquisition (see Note 2)	—	—	29,155	29,155
ancotel acquisition (see Note 2)	—	42,781	—	42,781
Dubai IBX Center acquisition (see Note 2)	—	9,400	—	9,400
Written-off in sale of discontinued operations	(5,913)	—	—	(5,913)
Impairment charge	(2,832)	—	—	(2,832)
Amortization of intangibles	(13,722)	(8,246)	(1,607)	(23,575)
Impact of foreign currency exchange	385	3,165	361	3,911

Balance as of December 31, 2012	89,467	84,186	27,909	201,562
Frankfurt Kleyer 90 Carrier Hotel acquisition (see Note 2)	—	10,010	—	10,010
New York IBX Center purchase	1,100	—	—	1,100
Adjustments	—	(2,070)	—	(2,070)
Amortization of intangibles	(12,604)	(11,613)	(2,810)	(27,027)
Impact of foreign currency exchange	(1,739)	2,196	150	607

Balance as of December 31, 2013	76,224	82,709	25,249	184,182
Amortization of intangibles	(12,257)	(12,795)	(2,704)	(27,756)
Impact of foreign currency exchange	(1,013)	(7,729)	(157)	(8,899)

Balance as of December 31, 2014	$62,954	$62,185	$22,388	$147,527

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

Estimated future amortization expense related to these intangibles is as follows (in thousands):

Year ending:
2015	$27,338
2016	26,918
2017	25,579
2018	22,777
2019	17,489
Thereafter	27,426

$147,527

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Assets

Other assets consisted of the following as of December 31 (in thousands):

	2014	2013
Deferred tax assets, net	$45,134	$229,975
Prepaid expenses, non-current	37,006	61,039
Debt issuance costs, net	44,477	41,847
Deposits	26,068	25,543
Restricted cash, non-current	14,060	16,178
Derivative instruments	5,007	4,118
Other assets, non-current	6,373	8,624

	$178,125	$387,324

The decrease in deferred tax assets, net was primarily due to the de-recognition of the deferred tax assets and liabilities of the Company’s U.S. operations included in the REIT structure, excluding the deferred tax liabilities associated with the depreciation and amortization recapture expected in 2015. The de-recognition of the deferred tax assets and liabilities the REIT’s U.S. operations occurred because the expected recovery or settlement of the related assets and liabilities will not result in deductible or taxable amounts in any post-REIT conversion periods. The reassessment of the deferred tax assets and liabilities of the Company’s U.S. operations included in the REIT structure was performed in December 2014, when the Company’s Board of Directors formally approved the Company’s conversion to a REIT effective January 1, 2015.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of December 31 (in thousands):

	2014	2013
Accounts payable	$30,221	$30,291
Accrued compensation and benefits	115,184	92,106
Accrued interest	29,116	48,310
Accrued taxes (1)	41,295	32,047
Accrued utilities and security	31,531	31,314
Accrued professional fees	8,148	9,753
Accrued repairs and maintenance	4,086	3,557
Accrued other	26,215	15,845

	$285,796	$263,223

(1)	Includes income taxes payable of $21,941,000 and $5,995,000, respectively, as of December 31, 2014 and 2013.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Current Liabilities

Other current liabilities consisted of the following as of December 31 (in thousands):

	2014	2013
Deferred tax liabilities, net	$83,264	$72,004
Deferred installation revenue	48,707	43,145
Customer deposits	13,492	15,174
Derivative instruments	810	6,515
Deferred recurring revenue	6,879	5,007
Deferred rent	2,675	3,865
Dividends payable	4,559	—
Asset retirement obligations	945	1,290
Other current liabilities	1,333	958

	$162,664	$147,958

Other Liabilities

Other liabilities consisted of the following as of December 31 (in thousands):

	2014	2013
Asset retirement obligations, non-current	$63,913	$58,258
Deferred tax liabilities, net	69,212	69,812
Deferred installation revenue, non-current	76,744	60,947
Deferred rent, non-current	52,968	37,955
Accrued taxes, non-current	24,726	27,052
Dividends payable, non-current	4,972	—
Customer deposits, non-current	4,618	5,005
Deferred recurring revenue, non-current	445	2,082
Other liabilities	7,366	13,844

	$304,964	$274,955

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity of the Company’s asset retirement obligation liability (in thousands):

Asset retirement obligations as of December 31, 2011	$56,587
Additions (1)	14,879
Adjustments	252
Accretion expense	2,980
Written-off in sale of discontinued operations	(12,314)
Impact of foreign currency exchange	766

Asset retirement obligations as of December 31, 2012	63,150
Additions	8,713
Adjustments (2)	(14,874)
Accretion expense	2,932
Impact of foreign currency exchange	(373)

Asset retirement obligations as of December 31, 2013	59,548
Additions	5,774
Adjustments	(871)
Accretion expense	2,438
Impact of foreign currency exchange	(2,031)

Asset retirement obligations as of December 31, 2014	$64,858

(1)	Includes $5,795 assumed in connection with the ancotel and Asia Tone acquisitions.
(2)	Reversal of asset retirement obligations associated with leases that were amended.

6. Derivatives and Hedging Instruments

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

As of December 31, 2014, the Company had a total of 65 cash flow hedge instruments with maturity dates ranging from January 2015 to January 2016 as follows (in thousands):

	Notional Amount	Fair Value (1)	Accumulated other comprehensive income (loss) (2)
Derivative assets	$281,055	$8,404	$8,480
Derivative liabilities	—	—	—

	$281,055	$8,404	$8,480

(1)	All derivative assets related to cash flow hedges are included in the consolidated balance sheets within other current assets.
(2)	Included in the consolidated balance sheets within accumulated other comprehensive income (loss).

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

During the years ended December 31, 2014 and 2013, the ineffective and excluded portions of cash flow hedges recognized in other income (expense) were not significant. During the year ended December 31, 2014, the amount of gains reclassified from accumulated other comprehensive income (loss) to revenue were $4,332,000 and the amount of losses reclassified from accumulated other comprehensive income (loss) to operating expenses were not significant. During the year ended December 31, 2013, the amount of gains (losses) reclassified from accumulated other comprehensive income (loss) to revenue and operating expenses were not significant. The Company did not enter into any cash flow hedges during the year ended December 31, 2012.

Derivatives Not Designated as Hedging Instruments

Embedded Derivatives. The Company is deemed to have foreign currency forward contracts embedded in certain of the Company’s customer agreements that are priced in currencies different from the functional or local currencies of the parties involved. These embedded derivatives are separated from their host contracts and carried on the Company’s balance sheet at their fair value. The majority of these embedded derivatives arise as a result of the Company’s foreign subsidiaries pricing their customer contracts in the U.S. dollar. Gains and losses on these embedded derivatives are included within revenues in the Company’s consolidated statements of operations. During the years ended December 31, 2014 and 2013, the Company recognized a net gain of $3,807,000 and $4,836,000 associated with these embedded derivatives, respectively. During the year ended December 31, 2012, gains (losses) from these embedded derivatives were not significant.

Economic Hedges of Embedded Derivatives. The Company uses foreign currency forward contracts to help manage the foreign exchange risk associated with the Company’s customer agreements that are priced in currencies different from the functional or local currencies of the parties involved (“economic hedges of embedded derivatives”). Foreign currency forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. Gains and losses on these contracts are included in revenues along with gains and losses of the related embedded derivatives. The Company entered into various economic hedges of embedded derivatives during the years ended December 31, 2014 and 2013 and recognized a net loss of $2,602,000 and $4,497,000, respectively. The Company did not enter into any economic hedges of embedded derivatives during the year ended December 31, 2012.

Foreign Currency Forward Contracts. The Company also uses foreign currency forward contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. As

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a result of foreign currency fluctuations, the U.S. dollar equivalent values of its foreign currency-denominated assets and liabilities change. Gains and losses on these contracts are included in other income (expense), net, along with the foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward contracts. The Company entered into various foreign currency forward contracts during the years ended December 31, 2014, 2013 and 2012 and recognized a net gain of $12,657,000 during the year ended December 31, 2014. Gains (losses) from these foreign currency forward contracts were not significant during the years ended December 31, 2013 and 2012.

Offsetting Derivative Assets and Liabilities

The following table presents the fair value of derivative instruments recognized in the Company’s consolidated balance sheets as of December 31, 2014 (in thousands):

	Gross Amounts	amounts offset in the balance sheet	Net amounts (1)	Gross amounts not offset in the balance sheet (2)	Net
Assets:
Designated as hedging instruments:
Foreign currency forward contracts	$8,404	$—	$8,404	$—	$8,404

Not designated as hedging instruments:
Embedded derivatives	9,182	—	9,182	—	9,182
Foreign currency forward and option contracts	5,153	—	5,153	(138)	5,015

	14,335	—	14,335	(138)	14,197
Additional netting benefit	—	—	—	(508)	(508)

	$22,739	$—	$22,739	$(646)	$22,093

Liabilities:
Designated as hedging instruments:
Foreign currency forward contracts	$—	$—	$—	$—	$—

Not designated as hedging instruments:
Embedded derivatives	4	—	4	—	4
Economic hedges of embedded derivatives	390	—	390	—	390
Foreign currency forward and option contracts	416	—	416	(138)	278

	810	—	810	(138)	672
Additional netting benefit	—	—	—	(508)	(508)

	$810	$—	$810	$(646)	$164

(1)	As presented in the Company’s consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.
(2)	The Company enters into master netting agreements with its counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the fair value of derivative instruments recognized in the Company’s consolidated balance sheets as of December 31, 2013 (in thousands):

	Gross Amounts	Gross amounts offset in the balance sheet	Net amounts (1)	Gross amounts not offset in the balance sheet (2)	Net
Assets:
Designated as hedging instruments:
Foreign currency forward contracts	$2,102	$—	$2,102	$(2,102)	$—

Not designated as hedging instruments:
Embedded derivatives	6,296	—	6,296	—	6,296
Foreign currency forward and option contra	177	—	177	(177)	—
	6,473	—	6,473	(177)	6,296
Additional netting benefit	—	—	—	—	—

	$8,575	$—	$8,575	$(2,279)	$6,296

Liabilities:
Designated as hedging instruments:
Foreign currency forward contracts	3,855	—	3,855	(2,102)	1,753

Not designated as hedging instruments:
Embedded derivatives	115	—	115	—	115
Economic hedges of embedded derivatives	1,315	—	1,315	—	1,315
Foreign currency forward and option contracts	1,289	—	1,289	(177)	1,112

Additional netting benefit	—	—	—	—	—
	2,719	—	2,719	(177)	2,542

	$6,574	$—	$6,574	$(2,279)	$4,295

(1)	As presented in the Company’s consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.
(2)	The Company enters into master netting agreements with its counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Fair Value Measurements

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 were as follows (in thousands):

	Fair value at December 31, 2014	Fair value measurement using
		Level 1	Level 2
Assets:
Cash	$207,953	$207,953	$—
Money market and deposit accounts	402,964	402,964	—
U.S. government securities	336,440	336,440	—
U.S. government agency securities	192,955	—	192,955
Certificates of deposit	439	—	439
Derivative instruments (1)	22,739	—	22,739

	$1,163,490	$947,357	$216,133

Liabilities:
Derivative instruments (1)	$810	$—	$810

(1)	Includes both foreign currency embedded derivatives and foreign currency forward contracts. Amounts are included within other current assets, other assets, other current liabilities and other liabilities in the Company’s accompanying consolidated balance sheet.

The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2013 were as follows (in thousands):

	Fair value at December 31, 2013	Fair value measurement using
		Level 1	Level 2
Assets:
Cash	$186,007	$186,007	$—
Money market and deposit accounts	74,787	74,787	—
U.S. government securities	305,021	305,021	—
U.S. government agency securities	125,917	—	125,917
Corporate bonds	190,177	—	190,177
Certificates of deposit	76,152	—	76,152
Asset-backed securities	68,938	—	68,938
Commercial paper	3,093	—	3,093
Derivative instruments (1)	8,575	—	8,575

	$1,038,667	$565,815	$472,852

Liabilities:
Derivative instruments (1)	$6,574	$—	$6,574

(1)	Includes embedded derivatives, foreign currency embedded derivatives and foreign currency forward contracts. Amounts are included within other current assets, other current liabilities and other liabilities in the Company’s accompanying consolidated balance sheet.

The Company did not have any Level 3 financial assets or financial liabilities during the years ended December 31, 2014 and 2013.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation Methods

Fair value estimates are made as of a specific point in time based on methods using the market approach valuation method which use prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities or other valuation techniques. These techniques involve uncertainties and are affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors.

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

The Company uses the specific identification method in computing realized gains and losses. Realized gains and losses on the investments are included within other income (expense) in the Company’s consolidated statements of operations. Short-term and long-term investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income or loss, net of any related tax effect. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades over an extended period of time.

Derivative Assets and Liabilities. For derivatives, the Company uses forward contract models employing market observable inputs, such as spot currency rates and forward points with adjustments made to these values utilizing published credit default swap rates of its foreign exchange trading counterparties and other comparable companies. The Company has determined that the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, therefore the derivatives are categorized as Level 2.

During the years ended December 31, 2014 and 2013, the Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis.

8. Leases

Capital Lease and Other Financing Obligations

The Company’s capital lease and other financing obligations expire at various dates ranging from 2015 to 2053. The weighted average effective interest rate of the Company’s capital lease and other financing obligations was 8.43% as of December 31, 2014.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s capital lease and other financing obligations are summarized as follows as of December 31, 2014 (dollars in thousands):

	Capital lease obligations	Other financing obligations	Total
2015	$58,983	$54,617	$113,600
2016	63,720	57,990	121,710
2017	64,290	61,343	125,633
2018	66,198	62,818	129,016
2019	67,793	60,943	128,736
Thereafter	839,465	535,928	1,375,393

Total minimum lease payments	1,160,449	833,639	1,994,088
Plus amount representing residual property value	—	416,339	416,339
Less estimated building costs	—	(13,740)	(13,740)
Less amount representing interest	(574,883)	(632,400)	(1,207,283)

Present value of net minimum lease payments	585,566	603,838	1,189,404
Less current portion	(12,629)	(8,733)	(21,362)

	$572,937	$595,105	$1,168,042

Tokyo 5 Financing

In October 2014, the Company entered into a lease agreement for land and a building that the Company and the landlord would jointly develop to meet its needs and which it would ultimately convert into a IBX data center in Tokyo, Japan metro area (the “Tokyo 5 Financing”). The Tokyo lease has a lease term of 40 years, where the first 20 years is noncancelable, commencing from the date the landlord delivers the completed building to the Company. The Tokyo lease has a total cumulative minimum rent obligation of approximately $31,759,000, exclusive of renewal periods. The landlord began construction of the building to the Company’s specifications in October 2014. Pursuant to the accounting standard for lessee’s involvement in asset construction, the Company is considered the owner of the building during the construction phase due to the building work that the landlord and the Company are undertaking. As a result, as of December 31, 2014, the Company has recorded a building asset and a related financing liability totaling approximately $746,000, while the underlying land is considered an operating lease. Monthly payments under the Tokyo lease will commence in November 2015 and will be made through December 2035.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Hong Kong 2 Financing

In July 2014, the Company took possession of additional space where the Company operates its Hong Kong 2 IBX data center. The lease agreement was entered into in March 2014. Pursuant to the accounting standard for lessee’s involvement in asset construction, the Company is considered the accounting owner of the assets during the construction phase due to the building work that the Company undertook. As a result, the Company recorded incremental financed assets and corresponding financing obligation liabilities totaling approximately $15,694,000 during the three months ended September 30, 2014 (the “Hong Kong 2 Financing”). Monthly payments under the Hong Kong 2 IBX Financing will be made through June 2024.

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

Operating Leases

The Company also leases its IBX data centers and certain equipment under noncancelable operating lease agreements. The majority of the Company’s operating leases for its land and IBX data centers expire at various dates through 2053 with renewal options available to the Company. The lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

negotiated some rent expense abatement periods for certain leases to better match the phased build out of its IBX data centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent (see Note 5, “Other Current Liabilities” and “Other Liabilities”).

Minimum future operating lease payments as of December 31, 2014 are summarized as follows (in thousands):

Year ending:
2015	$93,376
2016	93,292
2017	88,575
2018	83,399
2019	77,694
Thereafter	557,004

Total	$993,340

Total rent expense was approximately $105,391,000, $112,704,000 and $113,338,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

9. Debt Facilities

Mortgage and Loans Payable

The Company’s mortgage and loans payable consisted of the following as of December 31 (in thousands):

	2014	2013
Term loans	$500,000	$140,000
ALOG financings	56,863	67,882
Mortgage payable	34,851	40,825
Other loans payable	1,757	1,829

	593,471	250,536
Less the amount representing debt discount	(1,600)	—
Add the amount representing mortgage premium	2,281	2,672

	594,152	253,208
Less current portion	(59,466)	(53,508)

	$534,686	$199,700

Senior Credit Facility

In December 2014, the Company entered into a credit agreement with a group of lenders for a $1,500,000,000 credit facility (“Senior Credit Facility”), comprised of a $1,000,000,000 multicurrency revolving credit facility (“revolving credit facility”) and a $500,000,000 multicurrency term loan facility (“term loan facility”). The Senior Credit Facility contains two financial covenants with which the Company must comply on a quarterly basis, including a maximum consolidated net lease adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio. The Senior Credit Facility is guaranteed by certain of the Company’s domestic subsidiaries and is secured by its domestic accounts receivable as well as pledges of the equity interest

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of certain of the Company’s direct and indirect subsidiaries. The revolving credit facility and the term loan facility both have a five-year term, maturing on December 17, 2019, subject to the satisfaction of certain conditions with respect to the Company’s outstanding convertible subordinated notes. The Company may use the remaining Senior Credit Facility for working capital, capital expenditures and other corporate purpose.

The Company is required to repay the term loan facility in quarterly installments in the amount of $10,000,000 per quarter, with a balloon payment of $300,000,000 at the end of the term. The term loan bears interest at a rate based on LIBOR or, at the Company’s option, the base rate, which is defined as the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate and (c) one-month LIBOR plus, in either case, a margin that varies as a function of the Company’s consolidated net lease adjusted leverage ratio that ranges between 1.25% and 1.75% per annum if the Company elects to use the LIBOR index and in the range of 0.25% to 0.75% per annum if the Company elects to use the base rate index. In December 2014, the Company utilized $110,740,000 of the term loan facility to repay the remaining principal of the U.S. term loan as well as fees and interest.

The revolving credit facility allows the Company to borrow, repay and reborrow over the term. The revolving credit facility provides a sublimit for the issuance of letters of credit of up to $150,000,000 at any one time. Borrowings under the revolving credit facility bear interest at a rate based on LIBOR or, at the Company’s option, the base rate, as defined above, plus, in either case, a margin that varies as a function of its consolidated net lease adjusted leverage ratio that ranges between 1.00% and 1.40% per annum if the Company elects to use the LIBOR index and in the range of 0.25% to 0.75% per annum if the Company elects to use the base rate index. The Company is required to pay a quarterly letter of credit fee on the face amount of each letter of credit, which fee is based on the same margin that applies from time to time to LIBOR-indexed borrowings under the revolving credit line. The Company is also required to pay a quarterly facility fee ranging from 0.25% to 0.35% per annum of the revolving credit facility, regardless of the amount utilized, which fee also varies as a function of our consolidated net lease adjusted leverage ratio. In December 2014, the outstanding letters of credit issued under the U.S. revolving credit line (see below) were assumed under the revolving credit facility and the U.S. revolving credit line was terminated.

As of December 31, 2014, the Company had $500,000,000 outstanding under the term loan facility with an effective interest rate of 1.66% per annum. As of December 31, 2014, the Company had 26 irrevocable letters of credit totaling $43,330,000 issued and outstanding under the revolving credit facility. As a result, the amount available to the Company to borrow under the revolving credit facility was $956,670,000 as of December 31, 2014. As of December 31, 2014, the Company was in compliance with all covenants of the Senior Credit Facility. Debt issuance costs related to the Senior Credit Facility financing, net of amortization, were $10,159,000 as of December 31, 2014.

U.S. Financing

In June 2012, the Company entered into a credit agreement with a group of lenders for a $750,000,000 credit facility (the “U.S. Financing”), comprised of a $200,000,000 term loan facility (the “U.S. Term Loan”) and a $550,000,000 multicurrency revolving credit facility (the “U.S. Revolving Credit Line”). The U.S. Term Loan bore interest at a rate based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate and (c) one-month LIBOR plus 1.00%) plus, in either case, a margin that varies as a function of the Company’s senior leverage ratio in the range of 1.25%-2.00% per annum if the Company elects to use the LIBOR index and in the range of 0.25%-1.00% per annum if the Company elected to use the Base Rate index. In July 2012, the Company fully utilized the U.S. Term Loan and used the funds to prepay the outstanding balance of and terminate a multi-currency credit facility in the Company’s Asia-Pacific region. Borrowings under the U.S. Revolving Credit Line bore interest at a rate

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on LIBOR or, at the option of the Company, the Base Rate (defined above) plus, in either case, a margin that varies as a function of the Company’s senior leverage ratio in the range of 0.95%-1.60% per annum if the Company elected to use the LIBOR index and in the range of 0.00%-0.60% per annum if the Company elected to use the Base Rate index. The Company was required to pay a quarterly letter of credit fee on the face amount of each letter of credit, which fee was based on the same margin that applies from time to time to LIBOR-indexed borrowings under the U.S. Revolving Credit Line. The Company was also required to pay a quarterly facility fee ranging from 0.30%-0.40% per annum of the U.S. Revolving Credit Line (regardless of the amount utilized), which fee also varied as a function of the Company’s senior leverage ratio. In June 2012, the outstanding letters of credit issued under an existing revolving credit facility were replaced by the U.S. Revolving Credit Line and the existing revolving credit facility was terminated.

In December 2014, the Company paid down the remaining principal of U.S. Term Loan of $110,000,000 and replaced the U.S. Revolving Credit Line with the revolving credit facility (see above). As a result, the Company recorded a loss on debt extinguishment of $2,534,000.

ALOG Financings

In November 2013, ALOG completed a 60,318,000 Brazilian real borrowing agreement, or approximately $25,536,000 (the “2013 ALOG Financing”). The 2013 ALOG Financing has a five-year term with semi-annual principal payments beginning in the third year of its term and semi-annual interest payments during the entire term. The 2013 ALOG Financing bears an interest rate of 2.25% above the local borrowing rate. The 2013 ALOG Financing contains financial covenants, which ALOG must comply with annually, consisting of a leverage ratio and a fixed charge coverage ratio. As of December 31, 2014, the Company was in compliance with all financial covenants under the 2013 ALOG Financing. The 2013 ALOG Financing is not guaranteed by ALOG or the Company. The 2013 ALOG Financing is not secured by ALOG’s or the Company’s assets. The 2013 ALOG Financing has a final maturity date of November 2018. During the three months ended December 31, 2013, ALOG fully utilized the 2013 ALOG Financing. As of December 31, 2014, the effective interest rate under the 2013 ALOG Financing was 13.82% per annum.

In June 2012, ALOG completed a 100,000,000 Brazilian real borrowing agreement, or approximately $48,807,000 (the “2012 ALOG Financing”). The 2012 ALOG Financing has a five-year term with semi-annual principal payments beginning in the third year of its term and quarterly interest payments during the entire term. The 2012 ALOG Financing bears an interest rate of 2.75% above the local borrowing rate. The 2012 ALOG Financing contains financial covenants, which ALOG must comply with annually, consisting of a leverage ratio and a fixed charge coverage ratio. As of December 31, 2014, the Company was in compliance with all financial covenants under the 2012 ALOG Financing. The 2012 ALOG Financing is not guaranteed by ALOG or the Company. The 2012 ALOG Financing is not secured by ALOG’s or the Company’s assets. The 2012 ALOG Financing has a final maturity date of June 2017. During the three months ended September 30, 2012, ALOG fully utilized the 2012 ALOG Financing and used a portion of the funds to prepay and terminate ALOG loans payable outstanding. As of December 31, 2014, the effective interest rate under the 2012 ALOG Financing was 14.32% per annum.

Mortgage Payable

In October 2013, as a result of the Frankfurt Kleyer 90 Carrier Hotel Acquisition, the Company assumed a mortgage payable of $42,906,000 (see Note 2) with an effective interest rate of 4.25%. The mortgage payable has monthly principal and interest payments and has an expiration date of August 2022.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Debt

The Company’s convertible debt consisted of the following as of December 31 (in thousands):

	2014	2013
3.00% Convertible Subordinated Notes	$—	$395,986
4.75% Convertible Subordinated Notes	157,885	373,724

	157,885	769,710
Less amount representing debt discount	(12,032)	(45,508)

	$145,853	$724,202

3.00% Convertible Subordinated Notes

In September 2007, the Company issued $395,986,000 aggregate principal amount of 3.00% Convertible Subordinated Notes due October 15, 2014 (the “3.00% Convertible Subordinated Notes”). Interest is payable semi-annually on April 15 and October 15 of each year and commenced April 15, 2008.

In June 2014, the Company entered into an agreement with a note holder to exchange an aggregate of $217,199,000 of the principal amount of the 3.00% Convertible Subordinated Notes for 1,948,578 shares of the Company’s common stock and $5,387,000 in cash, comprised of accrued interest and a premium. As a result, the Company recognized a loss on debt extinguishment of $4,210,000 during the three months ended June 30, 2014 in its consolidated statement of operations. In the Company’s consolidated statement of cash flows for the year ended December 31, 2014, the premium paid was included within net cash provided by financing activities and the accrued interest paid was included within net cash provided by operating activities.

In October 2014, upon maturity the Company settled with the remaining holders of 3.00% Convertible Subordinated Notes. The conversion rate was adjusted to 8.9264 per $1,000 principal amount of 3.00% convertible notes. Approximately $178,741,000 in aggregate principal amount of the 3.00% Convertible Subordinated Notes was converted into 1,595,496 shares of common stock. The remaining 3.00% Convertible Subordinated Notes, plus accrued interest, were settled in cash.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligation in cash up to 100% of the principal amount of the 4.75% Convertible Subordinated Notes, with any remaining amount to be satisfied, at the Company’s election, in shares of its common stock or a combination of cash and shares of its common stock.

The initial conversion rate is 11.8599 shares of common stock per $1,000 principal amount of the 4.75% Convertible Subordinated Notes, subject to adjustment. This represents an initial conversion price of approximately $84.32 per share of common stock. In November 2014, the Company adjusted the conversion rate of the 4.75% Convertible Subordinated Notes from 11.8599 shares of its common stock per $1,000 principal amount of the notes to 12.2736 shares per $1,000 principal amount of the notes, which took effective as of October 24, 2014. The adjustment was the result of the declaration of the 2014 Special Distribution. This represents an adjusted conversion price of approximately $81.48 per share of common stock.

Holders of the 4.75% Convertible Subordinated Notes may convert their notes at any time prior to the close of business on the business day immediately preceding the maturity date under the following circumstances:

•

during any fiscal quarter (and only during that fiscal quarter) ending after December 31, 2009, if the sale price of the Company’s common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, is greater than 130% of the adjusted conversion price per share of common stock on such last trading day, which was approximately $105.92 per share after the adjustment from the 2014 Special Distribution (the “Stock Price Condition Conversion Clause”);

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

Upon conversion, if the Company elected to pay a sufficiently large portion of the conversion obligation in cash, additional consideration beyond the gross proceeds received would be required.

Holders of the 4.75% Convertible Subordinated Notes were eligible to convert their notes during the year ended December 31, 2014 and are eligible to convert their notes during the three months ending March 31, 2015, since the Stock Price Condition Conversion Clause was met during the applicable periods. As of December 31, 2014, had the holders of the 4.75% Convertible Subordinated Notes converted their notes, the 4.75% Convertible Subordinated Notes would have been convertible into a maximum of 1,937,817 shares of the Company’s common stock.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May and June 2014, the Company entered into agreements with certain note holders to exchange an aggregate of $215,830,000 of the principal amount of the 4.75% Convertible Subordinated Notes for 2,411,851 shares of the Company’s common stock and $51,671,000 in cash, comprised of accrued interest, premium and cash paid in lieu of issuing shares for certain note holders’ principal amount. As a result, the Company recognized a loss on debt extinguishment of $46,973,000 for the year ended December 31, 2014 in its consolidated statement of operations. The loss on debt extinguishment included the premium paid and the excess of the fair value of liability component of the 4.75% Convertible Subordinated Notes over its carrying amount, including debt discount and unamortized debt issuance costs, in accordance with the accounting standard for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). In the Company’s consolidated statement of cash flows for the year ended December 31, 2014, the premium and cash paid in lieu of issuing shares to settle a portion of the principal amount were included within net cash provided by financing activities and the accrued interest paid was included within net cash provided by operating activities.

Issuance and transaction costs incurred at the time of the issuance of the 4.75% Convertible Subordinated Notes with third parties are allocated to the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. The 4.75% Convertible Subordinated Notes consisted of the following as of December 31 (in thousands):

	2014	2013
Equity component (1)	$44,278	$104,794

Liability component:
Principal	$157,885	$373,724
Less debt discount, net (2)	(12,032)	(45,508)

Net carrying amount	$145,853	$328,216

(1)	Included in the consolidated balance sheets within additional paid-in capital.
(2)	Included in the consolidated balance sheets within convertible debt and is amortized over the remaining life of the 4.75% Convertible Subordinated Notes.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2014, the remaining life of the 4.75% Convertible Subordinated Notes was 1.46 years.

The following table sets forth total interest expense recognized related to the 4.75% Convertible Subordinated Notes for the years ended December 31 (in thousands):

	2014	2013
Contractual interest expense	$10,976	$17,753
Amortization of debt issuance costs	629	1,022
Amortization of debt discount	10,448	15,482

	$22,053	$34,257

Effective interest rate of the liability component	10.88%	10.88%

To minimize the impact of potential dilution upon conversion of the 4.75% Convertible Subordinated Notes, the Company entered into capped call transactions (“the Capped Call”) separate from the issuance of the 4.75% Convertible Subordinated Notes and paid a premium of $49,664,000 for the Capped Call in 2009. Under the Capped Call, the Company effectively raised the conversion price of the 4.75% Convertible Subordinated Notes from $84.32 to $114.82. In May and June 2014, the Company amended the Capped Call to provide that early exchanges of the 4.75% Convertible Subordinated Notes would not result in the termination of a relative amount of the Capped Call if the Company did not exercise the Capped Call at the time the 4.75% Convertible Subordinated Notes were exchanged. Instead, the Capped Call will remain outstanding in its entirety. The amendment to the Capped Call had no impact to the Company’s condensed consolidated financial statements for the year ended December 31, 2014, pursuant to the accounting standard for derivative financial instruments indexed to, and potentially settled in, an entity’s own common stock and the accounting standard for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Pursuant to the declaration of the special distribution in October 2014, the Company further amended the Capped Call agreement to adjust the effective conversion price of the 4.75% Convertible Subordinated Notes from $81.48 to $110.85 per share of common stock. Depending upon the Company’s stock price at the time the 4.75% Convertible Subordinated Notes are redeemed, the Capped Call will return up to 1,215,406 shares of the Company’s common stock to the Company; however, the Company will receive no benefit from the Capped Call if the Company’s stock price is $81.48 or lower at the time of conversion and will receive less shares than the 1,215,406 share maximum as described above for share prices in excess of $110.85 at the time of conversion than it would have received at a share price of $110.85 (the Company’s benefit from the Capped Call is capped at $110.85 and the benefit received begins to decrease above this price).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Notes

The Company’s senior notes consisted of the following as of December 31 (in thousands):

	2014	2013
5.375% Senior Notes due 2023	$1,000,000	$1,000,000
5.375% Senior Notes due 2022	750,000	—
4.875% Senior Notes due 2020	500,000	500,000
5.75% Senior Notes due 2025	500,000	—
7.00% Senior Notes due 2021	—	750,000

	$2,750,000	$2,250,000

2022 Senior Notes and 2025 Senior Notes

In November 2014, The Company issued $750,000,000 million aggregate principal amount of 5.375% senior notes due January 1, 2022, and $500,000,000 million aggregate principal amount of 5.750% senior notes due January 1, 2025, which are referred to as the “2022 Senior Notes” and “2025 Senior Notes”, respectively. Interest on each series of the notes is payable semi-annually in arrears on January 1 and July 1 of each year, commencing on July 1, 2015.

Both senior notes are unsecured and rank equal in right of payment to the Company’s existing or future senior indebtedness and senior in right of payment to the Company’s existing and future subordinated indebtedness. The senior notes are effectively subordinated to all of the existing and future secured debt, including debt outstanding under any bank facility or secured by any mortgage, to the extent of the assets securing such debt. They are also structurally subordinated to any existing and future indebtedness and other liabilities (including trade payables) of any of the Company’s subsidiaries.

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

At any time prior to January 1, 2018, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 2022 Senior Notes (calculated giving effect to any issuance of additional notes of such series) outstanding under the 2022 Senior Notes indenture, at a redemption price equal to 105.375%

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date, with the net cash proceeds of one or more equity offerings, provided that (i) at least 65% of the aggregate principal amount of the 2022 Senior Notes issued under the 2022 indenture remains outstanding immediately after the occurrence of such redemption (excluding 2022 Senior Notes held by the Company and its subsidiaries) and (ii) the redemption must occur within 90 days of the date of the closing of such equity offerings.

On or after January 1, 2018, the Company may redeem all or a part of the 2022 Senior Notes, on any one or more occasions, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, to, but not including, the applicable redemption date, if redeemed during the twelve-month period beginning January 1 of the years indicated below:

Redemption price of the 2022 Notes
2018	104.031%
2019	102.688%
2020	101.344%
2021 and thereafter	100.000%

In addition, at any time prior to January 1, 2018, the Company may redeem all or a part of the 2022 Senior Notes at a redemption price equal to 100% of the principal amount of 2022 Senior Notes redeemed plus the applicable premium (the “2022 Senior Notes Applicable Premium”) as of, and accrued and unpaid interest, if any, to, but not including, the date of the redemption, subject to the rights of the holders of record of 2022 Senior Notes on the relevant record date to receive interest due on the relevant interest payment date. The 2022 Senior Notes Applicable Premium means the greater of:

•	1.0% of the principal amount of the 2022 Senior Notes;

•

the excess of: (a) the present value at such redemption date of (i) the redemption price of the 2022 Senior Notes at January 1, 2018 (such redemption price being set forth in the table as shown in the above table ), plus (ii) all required interest payments due on the 2022 Senior Notes through January 1, 2018 (excluding accrued but unpaid interest, if any, to, but not including the, the redemption date,) computed using a discount rate equal to the treasury rate as of such redemption date plus 50 basis points; and

•	the principal amount of the 2022 Senior Notes.

At any time prior to January 1, 2018, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 2025 Senior Notes (calculated giving effect to any issuance of additional notes of such series) outstanding under the 2025 Senior Notes indenture, at a redemption price equal to 105.750% of the principal amount of the 2025 Senior Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date, with the net cash proceeds of one or more equity offerings; provided that (1) at least 65% of the aggregate principal amount of the 2025 Senior Notes issued under the 2025 Senior Notes indenture remains outstanding immediately after the occurrence of such redemption (excluding 2025 Senior Notes held by the Company and its subsidiaries); and (2) the redemption must occur within 90 days of the date of the closing of such equity offering.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On or after January 1, 2020, the Company may redeem all or a part of the 2025 Senior Notes, on any one or more occasions, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, to, but not including, the applicable redemption date, if redeemed during the twelve-month period beginning January 1 of the years indicated below:

Redemption price of the 2025 Notes
2020	102.875%
2021	101.917%
2022	100.958%
2023 and thereafter	100.000%

In addition, at any time prior to January 1, 2020, the Company may also redeem all or a part of the 2025 Senior Notes at a redemption price equal to 100% of the principal amount of 2025 Senior Notes redeemed plus the applicable premium (the “2025 Senior Notes Applicable Premium”) as of, and accrued and unpaid interest, if any, to, but not including, the redemption date, subject to the rights of holders of record of 2025 Senior Notes on the relevant record date to receive interest due on the relevant interest payment date. The 2025 Senior Notes Applicable Premium means the greater of:

•	1.0% of the principal amount of the 2025 Senior Notes;

•

the excess of: (a) the present value at such redemption date of (i) the redemption price of the 2025 Senior Notes at January 1, 2020 (such redemption price being set forth in the table as shown in the above table ), plus (ii) all required interest payments due on the 2025 Senior Notes through January 1, 2020 (excluding accrued but unpaid interest, if any, to, but not including the, the redemption date,) computed using a discount rate equal to the treasury rate as of such redemption date plus 50 basis points; and

•	the principal amount of the 2025 Senior Notes.

As of December 31, 2014, debt issuance costs related to the 2022 Senior Notes and 2025 Senior Notes, net of amortization, were $16,762,000.

2020 Senior Notes and 2023 Senior Notes

In March 2013, the Company issued $1,500,000,000 aggregate principal amount of senior notes, which consist of $500,000,000 aggregate principal amount of 4.875% senior notes due April 1, 2020 (the “2020 Senior Notes”) and $1,000,000,000 aggregate principal amount of 5.375% senior notes due April 1, 2023 (the “2023 Senior Notes”). Interest on both the 2020 Senior Notes and the 2023 Senior Notes is payable semi-annually on April 1 and October 1 of each year and commenced on October 1, 2013.

The 2020 Senior Notes and the 2023 Senior Notes are governed by separate indentures dated March 5, 2013, between the Company, as issuer, and U.S. Bank National Association, as trustee (the “Senior Notes Indentures”). The Senior Notes Indentures contain covenants that limit the Company’s ability and the ability of its subsidiaries to, among other things:

•	incur additional debt;

•	pay dividends or make other restricted payments;

•	purchase, redeem or retire capital stock or subordinated debt;

•	make asset sales;

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	enter into transactions with affiliates;

•	incur liens;

•	enter into sale-leaseback transactions;

•	provide subsidiary guarantees;

•	make investments; and

•	merge or consolidate with any other person.

Each of these restrictions has a number of important qualifications and exceptions. The 2020 Senior Notes and the 2023 Senior Notes are unsecured and rank equal in right of payment with the Company’s existing or future senior unsecured debt and senior in right of payment with the Company’s existing and future subordinated debt. The 2020 Senior Notes and the 2023 Senior Notes are junior to the Company’s secured indebtedness and guaranteed indebtedness of its subsidiaries.

At any time prior to April 1, 2016, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 2020 Senior Notes outstanding at a redemption price equal to 104.875% of the principal amount of the 2020 Senior Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date, with the net cash proceeds of one or more equity offerings; provided that (i) at least 65% of the aggregate principal amount of the 2020 Senior Notes issued under the 2020 Senior Notes indenture remains outstanding immediately after the occurrence of such redemption (excluding the 2020 Senior Notes held by the Company and its subsidiaries); and (ii) the redemption must occur within 90 days of the date of the closing of such equity offering.

On or after April 1, 2017, the Company may redeem all or a part of the 2020 Senior Notes, on any one or more occasions, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, to, but not including, the applicable redemption date, if redeemed during the twelve-month period beginning on April 1 of the years indicated below:

Redemption price of the 2020 Senior Notes
2017	102.438%
2018	101.219%
2019 and thereafter	100.000%

At any time prior to April 1, 2017, the Company may also redeem all or a part of the 2020 Senior Notes at a redemption price equal to 100% of the principal amount of the 2020 Senior Notes redeemed plus an applicable premium (the “2020 Senior Notes Applicable Premium”), and accrued and unpaid interest, if any, to, but not including, the date of redemption (the “2020 Senior Notes Redemption Date”). The 2020 Senior Notes Applicable Premium means the greater of:

•	1.0% of the principal amount of the 2020 Senior Notes; and

•

the excess of: (a) the present value at such redemption date of (i) the redemption price of the 2020 Senior Notes at April 1, 2017 as shown in the above table, plus (ii) all required interest payments due on the 2020 Senior Notes through April 1, 2017 (excluding accrued but unpaid interest, if any, to, but not including the 2020 Senior Notes Redemption Date), computed using a discount rate equal to the yield to maturity of the U.S. Treasury securities with a constant maturity most nearly equal to the period from the 2020 Senior Notes Redemption Date to April 1, 2017, plus 0.50%; over (b) the principal amount of the 2020 Senior Notes.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At any time prior to April 1, 2016, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 2023 Senior Notes outstanding at a redemption price equal to 105.375% of the principal amount of the 2023 Senior Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date, with the net cash proceeds of one or more equity offerings; provided that (i) at least 65% of the aggregate principal amount of the 2023 Senior Notes issued under the 2023 Senior Notes indenture remains outstanding immediately after the occurrence of such redemption (excluding the 2023 Senior Notes held by the Company and its subsidiaries); and (ii) the redemption must occur within 90 days of the date of the closing of such equity offering.

On or after April 1, 2018, the Company may redeem all or a part of the 2023 Senior Notes, on any one or more occasions, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, to, but not including, the applicable redemption date, if redeemed during the twelve-month period beginning on April 1 of the years indicated below:

Redemption price of the 2023 Senior Notes
2018	102.688%
2019	101.792%
2020 and thereafter	100.896%
2021 and thereafter	100.000%

At any time prior to April 1, 2018, the Company may also redeem all or a part of the 2023 Senior Notes at a redemption price equal to 100% of the principal amount of the 2023 Senior Notes redeemed plus an applicable premium (the “2023 Senior Notes Applicable Premium”), and accrued and unpaid interest, if any, to, but not including, the date of redemption (the “2023 Senior Notes Redemption Date”). The 2023 Senior Notes Applicable Premium means the greater of:

•	1.0% of the principal amount of the 2023 Senior Notes; and

•

the excess of: (a) the present value at such redemption date of (i) the redemption price of the 2023 Senior Notes at April 1, 2018 as shown in the above table, plus (ii) all required interest payments due on the 2023 Senior Notes through April 1, 2018 (excluding accrued but unpaid interest, if any, to, but not including the 2023 Senior Notes Redemption Date), computed using a discount rate equal to the yield to maturity of the U.S. Treasury securities with a constant maturity most nearly equal to the period from the 2023 Senior Notes Redemption Date to April 1, 2018, plus 0.50%; over (b) the principal amount of the 2023 Senior Notes.

Debt issuance costs related to the 2020 Senior Notes and 2023 Senior Notes, net of amortization, were $16,193,000 as of December 31, 2014.

7.00% Senior Notes

In July 2011, the Company issued $750,000,000 aggregate principal amount of 7.00% Senior Notes due July 15, 2021 (the “7.00% Senior Notes”). Interest is payable semi-annually in arrears on January 15 and July 15 of each year and commenced on January 15, 2012. The indenture governing the 7.00% senior notes permitted the Company to redeem the 7.00% senior notes at the redemption prices set forth in the 7.00% senior notes indenture plus accrued and unpaid interest to, but not including the redemption price.

In December 2014, the Company redeemed the 7.00% Senior Notes and paid $866,861,000 in cash including the principal amount of $750,000,000 plus a premium of $93,965,000 and accrued and unpaid interest of $22,896,000. During the three months of December 31, 2014, the Company recognized a loss on debt extinguishment of $103,273,000, including the unamortized debt issuance costs and the redemption premium.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loss on Debt Extinguishment

During the year ended December 31, 2014, the Company recorded $156,990,000 of loss on debt extinguishment comprised of (i) $103,273,000 of loss on debt extinguishment from the redemption of the 7.00% Senior Notes, which included the $93,965,000 redemption premium that was paid in cash and $9,307,000 related to the write-off of unamortized debt issuance costs, (ii) $51,183,000 related to the exchanges of the 3.00% Convertible Subordinated Notes and 4.75% Convertible Subordinated Notes and (iii) $2,534,000 as a result of the prepayment and termination of the U.S. Term Loan and the U.S. Revolving Credit Line.

During the year ended December 31, 2013, the Company recorded $108,501,000 of loss on debt extinguishment comprised of (i) $93,602,000 loss on debt extinguishment from the redemption of the 8.125% Senior Notes, which included the $80,925,000 applicable premium that was paid in cash, $8,927,000 related to the write-off of unamortized debt issuance costs and $3,750,000 of other transaction-related fees, (ii) $13,189,000 from the new leases for the London 4 and 5 IBX data centers that replaced the existing leases and (iii) $1,710,000 from an amendment of the New York 5 and 6 IBX data center lease.

During the year ended December 31, 2012, the Company recorded $5,204,000 of loss on debt extinguishment due to the write-off of unamortized debt issuance costs associated with the prepayment and termination of a multi-currency credit facility in the Company’s Asia-Pacific region.

Maturities of Debt Facilities

The following table sets forth maturities of the Company’s debt, including loans payable, convertible debt and senior notes, as of December 31, 2014 (in thousands):

Year ending:
2015	$59,466
2016 (1)	219,071
2017	53,959
2018	48,636
2019 (2)	341,478
Thereafter	2,781,027

$3,503,637

(1)	Gross of $12,032 debt discount from the 4.75% Convertible Subordinated Notes.
(2)	Gross of $1,600 debt discount from the $500.0 million multicurrency term loan facility.

Fair Value of Debt Facilities

The following table sets forth the estimated fair values of the Company’s mortgage, loans payable, senior notes and convertible debt, including current maturities, as of December 31 (in thousands):

	2014	2013
Mortgage and loans payable	$553,045	$254,607
Convertible debt	162,159	1,009,744
Senior notes	2,790,023	2,302,290

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the mortgage, loans payable and convertible debt, which were not publicly traded, was estimated by considering the Company’s credit rating, current rates available to the Company for debt of the same remaining maturities and terms of the debt (level 2). The fair value of the senior notes, which were traded in the public debt market, was based on quoted market prices (level 1).

Interest Charges

The following table sets forth total interest costs incurred and total interest costs capitalized for the years ended December 31 (in thousands):

	2014	2013	2012
Interest expense	$270,553	$248,792	$200,328
Interest capitalized	19,004	10,608	30,643

Interest charges incurred	$289,557	$259,400	$230,971

10. Redeemable Non-Controlling Interests

The following table provides a summary of the activities of the Company’s redeemable non-controlling interests (in thousands):

Balance as of December 31, 2012	$84,178
Net income attributable to redeemable non-controlling interests	1,438
Other comprehensive income attributable to redeemable non-controlling interests	(7,526)
Net increase in redemption value of non-controlling interests	47,940
Impact of foreign currency translation	(2,128)

Balance as of December 31, 2013	$123,902
Net loss attributable to redeemable non-controlling interests	(1,179)
Other comprehensive income attributable to redeemable non-controlling interests	1,810
Net increase in redemption value of non-controlling interests	90,913
Impact of foreign currency translation	1,724
Exercise of vested and outstanding ALOG stock options	8,459
Purchase price of redeemable non-controlling interests	(225,629)

Balance as of December 31, 2014	$—

11. Stockholders’ Equity

The Company’s authorized share capital is 300,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 25,000,000 is designated Series A, 25,000,000 is designated as Series A-1 and 50,000,000 is undesignated. As of December 31, 2014 and 2013, the Company had no preferred stock issued and outstanding.

Common Stock

As of December 31, 2014, the Company has reserved the following shares of authorized but unissued shares of common stock for future issuance:

Conversion of 4.75% Convertible Subordinated Notes	1,937,817
Common stock options and restricted stock units	6,441,802
Common stock employee purchase plans	3,806,501

12,186,120

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Loss

The components of the Company’s accumulated other comprehensive loss consisted of the following as of December 31, 2014 (in thousands):

	Balance as of December 31, 2013	Net Change	Balance as of December 31, 2014
Foreign currency translation gain (loss)	$(132,881)	$(204,065)	$(336,946)
Unrealized gain (loss) on cash flow hedges (1)	(2,187)	8,790	6,603
Unrealized gain (loss) on available for sale securities (2)	180	(279)	(99)
Unamortized gain (loss) on defined benefit plans (3)	—	(2,001)	(2,001)
Other comprehensive loss (income) attributable to redeemable non-controlling interests (4)	21,121	(21,121)	—

	$(113,767)	$(218,676)	$(332,443)

(1)	Refer to Note 6 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income (loss).
(2)	The realized gains and losses reclassified from accumulated other comprehensive loss to net income (loss) were insignificant for the year ended December 31, 2014.
(3)	The Company has a defined benefit pension plan covering all employees in one country where such plans are mandated by law. The Company does not have any defined benefit plans in any other countries. The unamortized gain (loss) on defined benefit plans includes gains or losses resulting from a change in the value of either the projected benefit obligation or the plan assets resulting from a change in an actuarial assumption, net of amortization.
(4)	Includes $1,810 of other comprehensive income attributable to redeemable non-controlling interests for the nine months ended September 30, 2014 and $19,311 of accumulated other comprehensive income reclassified to additional paid-in capital upon the Company’s purchase of the redeemable non-controlling interests in ALOG in July 2014 (Note 2).

Changes in foreign currencies can have a significant impact to the Company’s consolidated balance sheets (as evidenced above in the Company’s foreign currency translation gain or loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translating into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. At December 31, 2014, the U.S. dollar was generally stronger relative to certain of the currencies of the foreign countries in which the Company operates. This overall strength of the U.S. dollar had an overall negative impact on the Company’s consolidated financial position because the foreign denominations translated into less U.S. dollars as evidenced by an increase in foreign currency translation loss for the year ended December 31, 2014 compared to the year ended December 31, 2013 as reflected in the above table. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which the Company does business could have a significant impact on its consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2014, the Company repurchased a total of 1,517,743 shares of its common stock in the open market at an average price of $196.32 per share for total consideration of $297,958,000 under the 2013 Share Repurchase Program. During the year ended December 31, 2013, the Company repurchased a total of 288,739 shares of its common stock in the open market at an average price of $169.01 per share for total consideration of $48,799,000 under the 2013 Share Repurchase Program. The 2013 Share Repurchase Program expired on December 31, 2014.

During the year ended December 31, 2014, the Company re-issued a total of 1,752,615 shares of its treasury stock with a total value of $345,858,000 primarily related to the exchange and conversions of the 4.75% Convertible Subordinated Notes and the exchanges and settlement of the 3.00% Convertible Subordinated Notes (see Note 9).

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

During the year ended December 31, 2014, the Company re-issued a total of 355,477 shares of its treasury stock with a total value of $66,424,000, primarily related to the exchange and conversions of the 4.75% Convertible Subordinated Notes (see Note 9). During the year ended December 31, 2013, the Company re-issued a total of 8,266 shares of its treasury stock with a total value of $811,000, primarily related to the settlement of restricted stock units. During the year ended December 31, 2012, the Company re-issued a total of 638,167 shares of its treasury stock with a total value of $63,354,000, primarily related to the settlement of the 2.50% Convertible Subordinated Notes (see Note 9).

Special Distribution

In October 2014, the Company’s Board of Directors declared a special distribution of $416,000,000, or approximately $7.57 per share (the “2014 Special Distribution”), to its common stockholders in connection with the Company’s planned conversion to a REIT. The 2014 Special Distribution was paid on November 25, 2014 to the Company’s common stockholders of record as of the close of business on October 27, 2014. Common stockholders had the option to elect to receive payment of the 2014 Special Distribution in the form of stock or cash, with the total cash payment to all stockholders limited to no more than 20% of the total distribution. The number of shares distributed was determined based upon common stockholder elections and the average closing price of the Company’s common stock on the three trading days commencing on November 18, 2014 or $224.45 per share. As such, the Company issued 1,482,419 shares of its common stock and paid $83,266,000 in connection with the 2014 Special Distribution. These shares impact weighted average shares outstanding from the date of issuance, thus impacting the Company’s earnings per share data prospectively from the distribution date. In addition, as of December 31, 2014, for dividends attributed to the RSU awards the Company recorded a short term dividend payable of $4,559,000 and a long term dividend payable of $4,972,000 for the restricted stock units that have not yet vested (See Note 12).

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Stock-Based Compensation

ALOG Equity Awards

In July 2011, ALOG, in which the Company had an indirect controlling interest (see Note 2), granted 885,840 stock options to purchase common shares of ALOG to certain of ALOG’s employees with a weighted-average exercise price of approximately $6.35 and a weighted-average fair value of approximately $1.53 (the “2011 ALOG Stock Options”). The 2011 ALOG Stock Options were cancelled in December 2012 and replaced with a new grant of stock options for 18,421,648 shares of which stock options for 4,711,808 shares were immediately vested (the “2012 ALOG Stock Options”). The 2012 ALOG Stock Options were accounted for as liability-classified awards under the accounting standard for share-based payments and were be re-measured each reporting period prospectively until the underlying shares were settled. Under certain circumstances, the 2012 ALOG Stock Options were eligible for net cash settlement by the stock option holders.

In July 2014, the Company paid $8,459,000 in cash to settle all vested and outstanding stock options to purchase common shares of ALOG that were held by ALOG employees.

Equinix Equity Awards

Equity Compensation Plans

In May 2000, the Company’s stockholders approved the adoption of the 2000 Equity Incentive Plan as the successor plan to the 1998 Stock Plan. Beginning in August 2000, the Company no longer issued additional grants under the 1998 Stock Plan, and unexercised options under the 1998 Stock Plan that are canceled due to an optionee’s termination may be reissued under the successor 2000 Equity Incentive Plan. Under the 2000 Equity Incentive Plan, nonstatutory stock options, restricted shares, restricted stock units, and stock appreciation rights may be granted to employees, outside directors and consultants at not less than 85% of the fair value on the date of grant, and incentive stock options may be granted to employees at not less than 100% of the fair value on the date of grant. Options granted prior to October 1, 2005 generally expire 10 years from the grant date, and equity awards granted to employees and consultants on or after October 1, 2005 will generally expire seven years from the grant date, subject to continuous service of the optionee. Equity awards granted under the 2000 Equity Incentive Plan generally vest over four years. As of December 31, 2014, the Company had reserved a total of 16,847,005, shares for issuance under the 2000 Equity Incentive Plan of which 4,172,370 were still available for grant. The 2000 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”), and the Compensation Committee may terminate or amend the plan, with approval of the stockholders as may be required by applicable law, at any time.

In May 2000, the Company’s stockholders approved the adoption of the 2000 Director Option Plan, which was amended and restated effective January 1, 2003. Under the 2000 Director Option Plan, each non-employee board member who was not previously an employee of the Company will receive an automatic initial nonstatutory stock option grant, which vests in four annual installments. In addition, each non-employee board member will receive an annual non-statutory stock option grant on the date of the Company’s regular Annual Meeting of Stockholders, provided the board member will continue to serve as a director thereafter. Such annual option grants shall vest in full on the earlier of a) the first anniversary of the grant, or b) the date of the regular Annual Meeting of Stockholders held in the year following the grant date. A new director who receives an initial option will not receive an annual option in the same calendar year. Options granted under the 2000 Director Option Plan will have an option price not less than 100% of the fair value on the date of grant and will have a 10-year contractual term, subject to continuous service of the board member. On December 18, 2008, the Company’s Board of Directors passed resolutions eliminating all automatic stock option grant mechanisms under the 2000 Director Option Plan, and replaced them with an automatic restricted stock unit grant mechanism under

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the 2000 Equity Incentive Plan. As of December 31, 2014, the Company had reserved 593,866 shares for issuance under the 2000 Director Option Plan of which 505,832 were still available for grant. The 2000 Director Option Plan is administered by the Compensation Committee and the Compensation Committee may terminate or amend the plan, with approval of the stockholders as may be required by applicable law, at any time.

In September 2001, the Company adopted the 2001 Supplemental Stock Plan, under which non-statutory stock options and restricted shares/restricted stock units may be granted to consultants and employees who are not executive officers or board members, at not less than 85% of the fair value on the date of grant. Options granted prior to October 1, 2005 generally expire 10 years from the grant date, and options granted on or after October 1, 2005 will generally expire seven years from the grant date, subject to continuous service of the optionee. Current stock options granted under the 2001 Supplemental Stock Plan generally vest over four years. As of December 31, 2014, the Company had reserved a total of 1,494,275 shares for issuance under the 2001 Supplemental Stock Plan, of which 260,248 were still available for grant. The 2001 Supplemental Stock Plan is administered by the Compensation Committee, and the plan will continue in effect indefinitely unless the Compensation Committee decides to terminate it earlier.

The 1998 Stock Plan, 2000 Equity Incentive Plan, 2000 Director Option Plan and 2001 Supplemental Stock Plan are collectively referred to as the “Equity Compensation Plans.”

Stock Options

Stock option activity under the Equity Compensation Plans is summarized as follows:

	Number of shares outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value (1) (dollars in thousands)
Stock options outstanding at December 31, 2011	919,916	$64.96
Stock options exercised	(615,754)	63.19
Stock options canceled	(7,633)	63.47

Stock options outstanding at December 31, 2012	296,529	68.68
Stock options exercised	(147,819)	63.66
Stock options canceled	(655)	3.06

Stock options outstanding at December 31, 2013	148,055	73.99
Stock options exercised	(71,780)	72.44
Additional shares granted due to special distribution	1,659	—

Stock options outstanding at December 31, 2014	77,934	73.84	1.89	11,915

Stock options vested and exercisable at December 31, 2014	77,934	73.84	1.89	11,915

(1)	The aggregate intrinsic value is calculated as the difference between the market value of the stock as of December 31, 2014 and the exercise price of the option.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about outstanding stock options as of December 31, 2014:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted- average exercise price	Number of shares	Weighted- average exercise price
$29.65 to $56.13	21,800	0.63	$43.41	21,800	$43.41
$56.30 to $84.34	31,806	1.83	80.95	31,806	80.95
$84.74 to $91.95	18,208	3.26	91.55	18,208	91.55
$92.65 to $92.65	6,120	2.55	92.65	6,120	92.65

	77,934	1.89	73.84	77,934	73.84

The Company provides the following additional disclosures for stock options as of December 31 (dollars in thousands):

	2014	2013	2012
Total fair value of stock options exercised	$45	$485	$1,111
Total aggregate intrinsic value of stock options exercised (1)	9,227	19,385	54,761

(1)	The intrinsic value is calculated as the difference between the market value of the stock on the date of exercise and the exercise price of the option.

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

	Number of shares outstanding	Weighted- average grant date fair value per share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (1) (dollars in thousands)
Restricted stock units outstanding, December 31, 2011	1,678,265	$85.37
Restricted stock units granted	821,885	148.93
Restricted stock units released, vested	(777,256)	88.44
Restricted stock units canceled	(139,054)	103.93

Restricted stock units outstanding, December 31, 2012	1,583,840	115.22
Restricted stock units granted	775,029	204.20
Restricted stock units released, vested	(738,767)	199.14
Restricted stock units canceled	(110,720)	138.27

Restricted stock units outstanding, December 31, 2013	1,509,382	122.05
Restricted stock units granted	803,692	190.90
Additional shares granted due to special distribution	48,171	224.45
Restricted stock units released, vested	(703,393)	201.85
Restricted stock units canceled	(253,878)	179.71

Restricted stock units outstanding, December 31, 2014	1,403,974	114.56	1.20	$318,323

(1)	The intrinsic value is calculated based on the market value of the stock as of December 31, 2014.

The total fair value of restricted stock units vested and released during the years ended December 31, 2014, 2013 and 2012 was $141,980,000, $147,119,000 and $68,738,000.

Employee Stock Purchase Plan

In June 2004, the Company’s stockholders approved the adoption of the 2004 Employee Stock Purchase Plan (the “2004 Purchase Plan”) as a successor plan to a previous plan that ceased activity in 2005. A total of 500,000 shares have been reserved for issuance under the 2004 Purchase Plan, and the number of shares available for issuance under the 2004 Purchase Plan automatically increased on January 1 each year, beginning in 2005 and ending in 2014 by the lesser of 2% of the shares of common stock then outstanding or 500,000 shares. Effective November 25, 2014, 3,197 shares were added to the 2004 Purchase Plan, representing an anti-dilutive adjustment pursuant to the 2014 Special Distribution. As of December 31, 2014, a total of 3,806,501 shares remained available for purchase under the 2004 Purchase Plan. The 2004 Purchase Plan permits eligible employees to purchase common stock on favorable terms via payroll deductions of up to 15% of the employee’s cash compensation, subject to certain share and statutory dollar limits. Two overlapping offering periods commence during each calendar year, on each February 15 and August 15 or such other periods or dates as determined by the Compensation Committee from time to time, and the offering periods last up to 24 months with a purchase date every six months. The price of each share purchased is 85% of the lower of a) the fair value per share of common stock on the last trading day before the commencement of the applicable offering period or

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

b) the fair value per share of common stock on the purchase date. The 2004 Purchase Plan is administered by the Compensation Committee of the Board of Directors, and such plan will terminate automatically in June 2024 unless a) the 2004 Purchase Plan is extended by the Board of Directors and b) the extension is approved within 12 months by the Company’s stockholders.

The Company provides the following disclosures for the 2004 Purchase Plan as of December 31 (dollars, except shares):

	2014	2013	2012
Weighted-average purchase price per share	$144.95	$108.97	$78.22
Weighted average grant-date fair value per share of shares purchased	53.37	41.30	32.33
Number of shares purchased	166,384	214,985	220,290

The Company uses the Black-Scholes option-pricing model to determine the fair value of shares purchased under the 2004 Purchase Plan with the following weighted average assumptions for the years ended December 31:

	2014	2013	2012
Dividend yield	0%	0%	0%
Expected volatility	34%	41%	46%
Risk-free interest rate	0.19%	0.37%	0.40%
Expected life (in years)	1.25	1.25	1.25

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

In October 2014, the Compensation Committee approved amendments to the terms of all outstanding restricted stock units (“RSUs”) granted prior to January 1, 2014 to provide for dividend equivalent rights (“DERs”) in the event of future dividends paid on the Company’s common stock. The Compensation Committee also approved an adjustment to outstanding stock options, including those under the Company’s Employee Stock Purchase Plan (“ESPP”), to ensure that the cash portion of the 2014 Special Distribution would not negatively impact the intrinsic value of the options. Pursuant to the accounting standard for stock compensation, these actions affecting the terms of the awards are considered modifications for accounting purposes that resulted in incremental stock-based compensation expenses and will be recognized over the requisite service period for each vesting tranche of the award. The total charges associated with this modification are insignificant to the financial statements.

As of December 31, 2014, the total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $177,741,000 which is expected to be recognized over a weighted-average period of 2.07 years.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents, by operating expense, the Company’s stock-based compensation expense recognized in the Company’s consolidated statement of operations for the years ended December 31 (in thousands):

	2014	2013	2012
Cost of revenues	$8,511	$7,855	$6,218
Sales and marketing	30,084	26,538	18,730
General and administrative	79,395	68,547	57,787

	$117,990	$102,940	$82,735

The Company’s stock-based compensation recognized in the consolidated statement of operations was comprised of the following types of equity awards for the years ended December 31 (in thousands):

	2014	2013	2012
Stock options	$4,917	$3,456	$811
Restricted shares and restricted stock units	104,235	88,411	73,703
Employee stock purchase plan	8,838	11,073	8,221

	$117,990	$102,940	$82,735

During the years ended December 31, 2014, 2013 and 2012, the Company capitalized $3,958,000, $3,305,000, and $1,743,000, respectively, of stock-based compensation expense as construction in progress in property, plant and equipment.

13. Income Taxes

Income (loss) from continuing operations before income taxes is attributable to the following geographic locations for the years ended December 31 (in thousands):

	2014	2013	2012
Domestic	$(46,876)	$(28,362)	$56,822
Foreign	131,609	140,641	131,800

Income before income taxes and income (loss) attributable to redeemable non-controlling interests	$84,733	$112,279	$188,622

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax benefit (expenses) for income taxes from continuing operations consisted of the following components for the years ended December 31 (in thousands):

	2014	2013	2012
Current:
Federal	$(98,445)	$(100,035)	$(55,064)
State and local	(16,243)	(15,260)	(21,712)
Foreign	(31,844)	(29,377)	(29,344)

Subtotal	(146,532)	(144,672)	(106,120)

Deferred:
Federal	(177,877)	111,721	42,568
State and local	(21,539)	17,044	14,082
Foreign	489	(249)	(9,094)

Subtotal	(198,927)	128,516	47,556

Provision for income taxes	$(345,459)	$(16,156)	$(58,564)

The provision for income taxes attributable to the Company’s discontinued operations is included in net income from discontinued operations and gain on sale of discontinued operations in the Company’s consolidated statements of operations. State and foreign taxes not based on income are included in general and administrative expenses and the aggregate amounts were insignificant for the years ended December 31, 2014, 2013 and 2012.

The Company is entitled to a deduction for federal and state tax purposes with respect to employee equity award activity. The reduction in income tax payable related to windfall tax benefits for stock-based compensation awards has been reflected as an adjustment to additional paid-in capital. For the years ended December 31, 2014, 2013 and 2012, the benefits arising from employee equity award activity that resulted in an adjustment to additional paid-in capital were approximately $18,561,000, $25,638,000 and $84,740,000, respectively.

The fiscal 2014, 2013 and 2012 income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pre-tax income as a result of the following for the years ended December 31 (in thousands):

	2014	2013	2012
Federal tax at statutory rate	$(29,657)	$(39,298)	$(66,019)
State and local taxes	1,370	7,435	261
Deferred tax assets generated in current year not benefited	(3,311)	(4,777)	(4,396)
Foreign income tax rate differential	20,002	21,392	11,466
Non-deductible expenses	(1,274)	(2,525)	(2,997)
Stock-based compensation expense	(4,496)	(3,273)	(832)
Change in valuation allowance	1,655	1,362	(3,245)
Foreign financing benefits	2,981	4,303	7,395
Uncertain tax positions reserve	(463)	2,952	2,449
Statutory rate change due to REIT conversion	(324,142)	—	—
Other, net	(8,124)	(3,727)	(2,646)

Total income tax expense	$(345,459)	$(16,156)	$(58,564)

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had not previously provided for deferred taxes on the excess of the financial reporting over the tax basis in its investments in foreign subsidiaries that are essentially permanent in duration because the Company intended to reinvest the earnings outside the U.S. for an indefinite period of time. As a result of the Company’s conversion to a REIT effective January 1, 2015, it is no longer the Company’s intent to indefinitely reinvest undistributed foreign earnings from its operations in Europe. However, no deferred tax liability has been recognized to account for this change because the expected recovery of the basis difference will not result in taxes in the post-REIT conversion periods. As it continues to qualify as a REIT, the Company will not incur U.S. tax liability on future repatriation of foreign earnings and profits due to the zero tax rate that will apply provided the Company distributes 100% of its taxable income. The Company will continue to reinvest its undistributed foreign earnings in jurisdictions other than Europe indefinitely. The foreign withholding taxes are expected to be immaterial if these undistributed foreign earnings are distributed.

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out below as of December 31 (in thousands):

	2014	2013
Deferred tax assets:
Property, plant and equipment	$—	$134,727
Reserves and accruals	11,952	42,088
Stock-based compensation expense	1,185	15,877
Operating loss carryforwards	27,687	28,373

Gross deferred tax assets	40,824	221,065
Valuation allowance	(27,181)	(31,058)

Total deferred tax assets, net	13,643	190,007

Deferred tax liabilities:
Property, plant and equipment	(78,261)	—
Unrealized currency losses	(502)	(2,030)
Debt discount	—	(9,347)
Fixed assets fair value step-up	(7,210)	(24,531)
Intangible assets	(28,433)	(58,499)

Total deferred tax liabilities	(114,406)	(94,407)

Net deferred assets (tax liabilities)	$(100,763)	$95,600

The net deferred tax assets and liabilities as of December 31, 2014 and 2013, respectively, are attributable to the Company’s operations in the United States, Canada and certain entities in Europe, Asia-Pacific and Brazil.

The Company’s accounting for deferred taxes involves weighing positive and negative evidence concerning the realizability of the Company’s deferred tax assets in each tax jurisdiction. After considering such evidence as the nature, frequency and severity of current and cumulative financial reporting losses, and the sources of future taxable income and tax planning strategies, management concluded that valuation allowances were required in certain foreign jurisdictions. A valuation allowance is provided for the deferred tax assets, net of deferred tax liabilities, associated with the Company’s operations in certain jurisdictions located in the Company’s EMEA and Asia-Pacific regions, as well as two entities in Brazil. The operations in these jurisdictions have a history of significant losses as of December 31, 2014. As such, management does not believe these operations have established a sustained history of profitability and that a valuation allowance is, therefore, necessary.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2014, the Company released the valuation of allowance of $1,649,000 against the net deferred tax assets of certain foreign operating entities in the EMEA region as a result of reassessment of the future profitability and utilization of operating loss carryforwards.

During the year ended December 31, 2013, the Company released the valuation allowance of $3,211,000 against the net deferred tax assets of certain operating entities in both the Americas and EMEA regions as a result of reorganizations completed in the regions during the year. In addition, the Company established full valuation allowances of $339,000 against the net deferred tax assets of certain foreign operating entities. These foreign operating entities have incurred losses and it is expected that the businesses will not be profitable in the foreseeable future. Management cannot conclude it is more likely than not that the deferred tax assets of the foreign operating entities will be realizable in the foreseeable future as the entities have not established a sustainable profitability history.

Changes in the valuation allowance for deferred tax assets for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012
Beginning balance	$31,058	$44,868	$40,863
Recognized into income	(1,655)	(1,362)	3,503
Current Increase (Decrease)	721	(10,156)	2,428
NOL and tax credit expiration	238	11	14
Translation adjustment	(3,181)	(2,303)	(1,940)

Ending balance	$27,181	$31,058	$44,868

Federal and state tax laws, including California tax laws, impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. In 2003, the Company conducted an analysis to determine whether an ownership change had occurred due to significant stock transactions in each of the reporting years disclosed at that time. The analysis indicated that an ownership change occurred during fiscal year 2002, which resulted in an annual limitation of approximately $819,000 for net operating loss carryforwards generated prior to 2003. Therefore, the Company substantially reduced its federal and state net operating loss carryforwards for the periods prior to 2003 to approximately $16,400,000. In addition, an ownership change under Section 382 of the Internal Revenue Code was triggered in September 2007 by the issuance of 4,211,939 shares of the Company’s common stock. However, the annual limitation associated with this ownership change is not meaningful due to the substantial market capitalization of the Company at the time of the ownership change. The Company determined that no Section 382 ownership change occurred during the year ended December 31, 2014. In addition, the net operating loss acquired in the Switch and Data Acquisition is subject to the Section 382 limitation; however, the Company has determined that none of the acquired net operating losses will expire unused as a result of the limitation.

The Company utilized all of its net operating loss carryforwards that were not subject to the limitation under Section 382 as discussed above for federal income tax purposes during the year ended December 31, 2013. The Company’s U.S. operations generated significant taxable income (versus book income) for the years ended December 31, 2014 and 2013 primarily due to the change in the tax method for depreciation of the Company’s property, plant and equipment. As the result of announcing its plan to pursue a REIT conversion, the Company changed its methods of depreciating and amortizing various data center assets to methods that are more consistent with the characterization of such assets as real property for REIT purposes. The change in the depreciation method resulted in the recapture of depreciation expense deducted in prior years and a much smaller amount of depreciation expense for the years ended December 31, 2014 and 2013.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s net operating loss carryforwards for federal, state and foreign tax purposes which expire, if not utilized, at various intervals from 2015, are outlined below (in thousands):

Expiration Date	Federal (1)	State (1)	Foreign	Total
2015 to 2016	$—	$39,358	$2,854	$42,212
2017 to 2019	—	190	47,564	47,754
2020 to 2022	213,390	1,460	24,069	238,919
2023 to 2025	26,838	636	—	27,474
2026 to 2028	12,186	394	—	12,580
2029 to 2031	—	3,117	—	3,117
Thereafter	—	—	129,274	129,274

	$252,414	$45,155	$203,761	$501,330

(1)	The total amount of net operating loss carryforwards that will not be available to offset the Company’s future taxable income due to Section 382 limitations was $283,805, comprising $241,766 of federal and $42,039 of state.

Approximately $2,447,000 of the total net operating loss carryforwards is attributable to excess tax deductions related to employee stock awards, the benefit from which will be credited to additional paid-in capital when subsequently utilized in future years.

The beginning and ending balances of the Company’s unrecognized tax benefits are reconciled below for the years ended December 31 (in thousands):

	2014	2013	2012
Beginning balance	$36,552	$25,050	$34,105
Gross increases related to prior year tax positions	1,200	14,596	1,244
Gross decreases related to prior year tax positions	(984)	(3,028)	(6,625)
Gross increases related to current year tax positions	1,538	1,498	81
Decreases resulting from expiration of statute of limitation	(1,112)	(1,564)	(2,741)
Decreases resulting from settlements	(1,056)	—	(1,014)

Ending balance	$36,138	$36,552	$25,050

The Company recognizes interest and penalties related to unrecognized tax benefits within income tax benefit (expense) in the consolidated statement of operations. During the year ended December 31, 2012, the Company recognized approximately $719,000 in interest and penalties. During the years ended December 31, 2014 and 2013, the accrued interest and penalties related to the unrecognized tax benefits were decreased by $3,126,000 and $1,612,000, respectively, primarily resulting from the settlement of a tax audit and the lapse of statutes of limitations in our foreign operations. The Company has accrued $5,437,000 and $8,563,000 for the payment of interest and penalties accrued at December 31, 2014 and 2013, respectively.

The unrecognized tax benefits of $36,138,000 as of December 31, 2014, if subsequently recognized, will affect the Company’s effective tax rate favorably at the time when such a benefit is recognized.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s income tax returns for all tax years remain open to examination by federal and state taxing authorities due to the Company’s net operating loss carryforwards. In addition, the Company’s tax years of 2005 through 2013 remain open and subject to examination by local tax authorities in certain foreign jurisdictions in which the Company has major operations.

14. Commitments and Contingencies

Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of December 31, 2014, the Company was contractually committed for $98,092,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of December 31, 2014, such as commitments to purchase power in select locations, primarily in select locations through 2015 and thereafter, and other open purchase orders for goods or services to be delivered or provided during 2015 and thereafter. Such other miscellaneous purchase commitments totaled $298,075,000 as of December 31, 2014.

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

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantor Arrangements

As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2014.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s offerings. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2014.

The Company enters into arrangements with its business partners, whereby the business partner agrees to provide services as a subcontractor for the Company’s implementations. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby the Company indemnifies them for other acts, such as personal property damage, of its subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2014.

The Company has service level commitment obligations to certain of its customers. As a result, service interruptions or significant equipment damage in the Company’s IBX data centers, whether or not within the Company’s control, could result in service level commitments to these customers. The Company’s liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet the Company’s service level commitment obligations could reduce the confidence of the Company’s customers and could consequently impair the Company’s ability to obtain and retain customers, which would adversely affect both the Company’s ability to generate revenues and the Company’s operating results. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized. The Company has no significant liabilities in connection with service level credits as of December 31, 2014.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Related Party Transactions

The Company has several significant stockholders and other related parties that are also customers and/or vendors. The Company’s related party transactions are considered arms-length transactions. The Company’s activity of related party transactions was as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Revenues	$8,392	$20,140	$31,607
Costs and services	8,351	4,819	2,248

	As December 31,
	2014	2013
Accounts receivable	$1,022	$1,776
Accounts payable	—	2

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

	2014	2013	2012
Adjusted EBITDA:
Americas	$635,007	$608,718	$557,800
EMEA	269,222	216,186	183,612
Asia-Pacific	209,662	175,994	146,445

Total adjusted EBITDA	1,113,891	1,000,898	887,857
Depreciation, amortization and accretion expense	(484,129)	(431,008)	(393,543)
Stock-based compensation expense	(117,990)	(102,940)	(82,735)
Restructuring charges	—	4,837	—
Impairment charges	—	—	(9,861)
Acquisitions costs	(2,506)	(10,855)	(8,822)

Income from operations	$509,266	$460,932	$392,896

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provides the following segment disclosures related to its continuing operations as follows for the years ended December 31 (in thousands):

	2014		2013		2012
Total revenues:
Americas (1)	$1,376,103		$1,264,774		$1,151,917
EMEA	637,265		525,018	(2)	432,920	(4)
Asia-Pacific	430,408		362,974		302,539	(5)

	$2,443,776		$2,152,766		$1,887,376

Total depreciation and amortization:
Americas	$261,018		$254,365		$235,637
EMEA	114,511		90,891	(2)	79,702	(4)
Asia-Pacific	106,162		87,475		75,350	(5)

	$481,691		$432,731		$390,689

Capital expenditures:
Americas	$333,315		$335,377		$431,325
EMEA	151,634		220,457	(3)	283,174	(6)
Asia-Pacific	192,045	(8)	140,996		384,149	(7)

	$676,994		$696,830		$1,098,648

(1)	Includes revenues of $1,257,661, $1,157,790 and $1,056,152, respectively, attributed to the U.S. for the years ended December 31, 2014, 2013 and 2012.
(2)	Includes the operations of Frankfurt Kleyer 90 Carrier Hotel from October 1, 2013 to December 31, 2013.
(3)	Includes the purchase price for the Frankfurt Kleyer 90 Carrier Hotel Acquisition (see Note 2), totaling $50,092.
(4)	Includes the operations of ancotel from July 3, 2012 to December 31, 2012 and the operations of the Dubai IBX Data Center Acquisition from November 9, 2012 to December 31, 2012.
(5)	Includes the operations of Asia Tone from July 4, 2012 to December 31, 2012.
(6)	Includes the purchase prices for the ancotel Acquisition, net of cash acquired, and the Dubai IBX Data Center Acquisition (see Note 2), totaling $84,236 and $22,918, respectively.
(7)	Includes the purchase price for the Asia Tone Acquisition (see Note 2), net of cash acquired, totaling $202,338.
(8)	Includes the purchase of real estate totaling $16,791.

The Company’s long-lived assets are located in the following geographic areas as of December 31 (in thousands):

	2014	2013
Americas (1)	$2,874,562	$2,549,863
EMEA	1,135,319	1,188,559
Asia-Pacific	988,389	853,228

	$4,998,270	$4,591,650

(1)	Includes $2,609,268 and $2,328,755, respectively, of long-lived assets attributed to the U.S. as of December 31, 2014 and 2013.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue information by category is as follows for the years ended December 31 (in thousands):

	2014	2013	2012
Colocation	$1,829,812	$1,628,179	$1,433,694
Interconnection	372,350	319,863	272,103
Managed infrastructure	105,292	97,400	88,109
Rental	10,336	4,520	3,162

Recurring revenues	2,317,790	2,049,962	1,797,068
Non-recurring revenues	125,986	102,804	90,308

	$2,443,776	$2,152,766	$1,887,376

17. Restructuring Charges

During the twelve months of December 31, 2014, the Company did not record any restructuring charges.

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

In May 2013, the Company entered into a binding commitment to purchase the New York 2 IBX data center for leased space in respect of which the Company had previously recorded a restructuring reserve. As a result, the Company recorded a reversal to its outstanding accrued restructuring charge during the year ended December 31, 2013.

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

18. Subsequent Events

In January 2015, the Company entered into a purchase agreement for certain real property located in San Jose, California, with a purchase price of approximately $38,309,000. The Company has made a non-refundable deposit of $2,000,000 and expects to close the purchase in March 2015.

EQUINIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2015, the Company declared a quarterly cash dividend of $1.69 per share payable, which is payable on March 25, 2015 to the Company’s common stockholders of record as of the close of business on March 11, 2015.

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

The following tables present selected quarterly information (in thousands, except per share data):

	2014
	Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$580,053	$605,161	$620,441	$638,121
Gross profit	292,528	312,302	316,389	324,672
Net income (loss) attributable to Equinix	41,387	11,328	42,841	(355,103)
Comprehensive income (loss) attributable to Equinix	55,329	33,640	(97,814)	(450,067)
EPS attributable to Equinix
Basic EPS	0.83	0.22	0.81	(6.42)
Diluted EPS	0.81	0.22	0.79	(6.42)

	2013
	Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$516,134	$528,871	$543,084	$564,677
Gross profit	257,543	261,762	274,124	294,934
Net income (loss) attributable to Equinix	32,843	(25,816)	42,471	45,187
Comprehensive income (loss) attributable to Equinix	(40,382)	(51,631)	120,822	53,151
EPS attributable to Equinix
Basic EPS	0.67	(0.52)	0.86	0.91
Diluted EPS	0.65	(0.52)	0.83	0.88