Form 10-Q
period 2015-03-31
EQUINIX INC
filed 2015-05-01
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s Common Stock as of March 31, 2015 was 56,922,122.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$536,709	$610,917
Short-term investments	522,343	529,395
Accounts receivable, net	277,900	262,570
Other current assets	102,592	88,061

Total current assets	1,439,544	1,490,943
Long-term investments	10,691	439
Property, plant and equipment	4,990,883	4,998,270
Goodwill	984,436	1,002,129
Intangible assets, net	136,010	147,527
Other assets	166,130	178,125

Total assets	$7,727,694	$7,817,433

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$321,942	$285,796
Accrued property, plant and equipment	123,659	114,469
Current portion of capital lease and other financing obligations	23,819	21,362
Current portion of mortgage and loans payable	54,939	59,466
Other current liabilities	141,996	162,664

Total current liabilities	666,355	643,757
Capital lease and other financing obligations, less current portion	1,177,638	1,168,042
Mortgage and loans payable, less current portion	512,446	534,686
Convertible debt	147,808	145,853
Senior notes	2,750,000	2,750,000
Other liabilities	311,718	304,964

Total liabilities	5,565,965	5,547,302

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	57	57
Additional paid-in capital	3,383,079	3,334,305
Treasury stock	(10,687)	(11,411)
Accumulated dividends	(523,146)	(424,387)
Accumulated other comprehensive loss	(468,036)	(332,443)
Accumulated deficit	(219,538)	(295,990)

Total stockholders’ equity	2,161,729	2,270,131

Total liabilities and stockholders’ equity	$7,727,694	$7,817,433

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended
	March 31,
	2015	2014
	(Unaudited)
Revenues	$643,174	$580,053

Costs and operating expenses:
Cost of revenues	298,313	287,525
Sales and marketing	78,616	67,428
General and administrative	113,640	103,303
Acquisition costs	1,156	185

Total costs and operating expenses	491,725	458,441

Income from operations	151,449	121,612
Interest income	520	1,434
Interest expense	(68,791)	(68,820)
Other income (expense)	(514)	678

Income from operations before income taxes	82,664	54,904
Income tax expense	(6,212)	(13,567)

Net income	76,452	41,337
Net loss attributable to redeemable non-controlling interests	—	50

Net income attributable to Equinix	$76,452	$41,387

Earnings per share (“EPS”) attributable to Equinix:
Basic EPS	$1.35	$0.83

Weighted-average shares	56,661	49,598

Diluted EPS	$1.34	$0.81

Weighted-average shares	57,227	53,386

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three months ended
	March 31,
	2015	2014
	(Unaudited)
Net income	$76,452	$41,337
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(146,311)	14,970
Unrealized gain on available for sale securities	103	839
Unrealized gain on cash flow hedges	10,556	200
Change in defined benefit plans	59	—

Total other comprehensive income (loss), net of tax	(135,593)	16,009

Comprehensive income (loss), net of tax	(59,141)	57,346

Net loss attributable to redeemable non-controlling interests	—	50
Other comprehensive income attributable to redeemable non-controlling interests	—	(2,067)

Comprehensive income (loss) attributable to Equinix	$(59,141)	$55,329

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$76,452	$41,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	115,341	107,023
Stock-based compensation	30,613	24,981
Excess tax benefits from stock-based compensation	(708)	(10,018)
Amortization of intangible assets	6,295	6,905
Amortization of debt issuance costs and debt discounts	3,774	6,409
Provision for allowance for doubtful accounts	1,865	1,055
Other items	3,899	3,919
Changes in operating assets and liabilities:
Accounts receivable	(30,791)	(28,995)
Income taxes, net	(12,555)	(15,749)
Other assets	720	18,292
Accounts payable and accrued expenses	29,693	8,830
Other liabilities	8,213	7,729

Net cash provided by operating activities	232,811	171,718

Cash flows from investing activities:
Purchases of investments	(18,446)	(93,423)
Sales of investments	6,709	212,299
Maturities of investments	7,031	102,778
Business acquisitions, net of cash acquired	(10,247)	—
Purchase of real estate	(38,282)	(16,791)
Purchases of other property, plant and equipment	(150,120)	(105,907)
Change in restricted cash	3,521	(71)

Net cash provided by (used in) investing activities	(199,834)	98,885

Cash flows from financing activities:
Purchases of treasury stock	—	(47,120)
Proceeds from employee equity awards	16,384	14,387
Excess tax benefits from stock-based compensation	708	10,018
Payment of dividends	(96,619)	—
Repayment of capital lease and other financing obligations	(5,296)	(4,250)
Repayment of mortgage and loans payable	(13,361)	(10,317)
Debt issuance costs	(610)	—

Net cash used in financing activities	(98,794)	(37,282)
Effect of foreign currency exchange rates on cash and cash equivalents	(8,391)	(41)

Net increase (decrease) in cash and cash equivalents	(74,208)	233,280
Cash and cash equivalents at beginning of period	610,917	261,894

Cash and cash equivalents at end of period	$536,709	$495,174

See accompanying notes to condensed consolidated financial statements

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Equinix, Inc. (‘‘Equinix’’ or the ‘‘Company’’) and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The condensed consolidated balance sheet data as of December 31, 2014 has been derived from audited consolidated financial statements as of that date. The consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (‘‘SEC’’), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). For further information, refer to the Consolidated Financial Statements and Notes thereto included in Equinix’s Form 10-K as filed with the SEC on March 2, 2015. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Equinix and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Income Taxes

The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes effective January 1, 2015. As a result, the Company may deduct the distributions made to its shareholders from taxable income generated by its Qualified REIT Subsidiaries (“QRSs”). The Company’s dividends paid deduction generally eliminates the taxable income of the QRSs, resulting in no income tax due. However, the Taxable REIT Subsidiaries (“TRSs”) will continue to be subject to income taxes on any taxable income generated by them. In addition, the foreign operations of the Company will continue to be subject to local income taxes regardless of whether the foreign operations are operated as a QRS or a TRS.

The Company provides for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate is subject to change in the future due to various factors such as the operating performances of the QRSs and TRSs, tax law changes and future business acquisitions.

The Company’s effective tax rates were 7.5% and 24.7% for the three months ended March 31, 2015 and 2014, respectively. The decrease in the effective tax rate is primarily due to our REIT conversion. As a REIT, the Company is entitled to a deduction for dividends paid, resulting in a substantial reduction of federal income tax expense.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (“ASU 2015-03”), to simplify the presentation of debt issuance costs. The ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs is not affected by this ASU. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidations (“ASU 2015-02”). This ASU requires companies to adopt a new consolidation model, specifically: (1) the ASU modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) the ASU eliminates the presumption that a general partner should consolidate limited partnership; (3) the ASU affects the consolidation analysis of reporting entities that involved with VIEs and (4) the ASU provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In January 2015, FASB issued ASU 2015-01, Income Statement—Extraordinary and Unusual Items (“ASU 2015-01”), to simplify the income statement presentation requirements by eliminating the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not believe the adoption of ASU 2015-01 will have a significant impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company does not believe the adoption of ASU 2014-15 will have a significant impact on its consolidated financial statements.

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

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods presented (in thousands, except per share amounts):

	Three months ended March 31,
	2015	2014
Net income	$76,452	$41,337
Net loss attributable to redeemable non-controlling interests	—	50

Net income attributable to Equinix, basic	76,452	41,387
Effect of assumed conversion of convertible debt:
Interest expense, net of tax	—	1,984

Net income attributable to Equinix, diluted	$76,452	$43,371

Weighted-average shares used to calculate basic EPS	56,661	49,598
Effect of dilutive securities:
Convertible debt	—	3,371
Employee equity awards	566	417

Total dilutive potential shares	566	3,788

Weighted-average shares used to calculate diluted EPS	57,227	53,386

EPS attributable to Equinix:
Basic EPS	$1.35	$0.83

Diluted EPS	$1.34	$0.81

The following table sets forth weighted-average outstanding potential shares of common stock that are not included in the diluted EPS calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three months ended March 31,
	2015	2014
Shares related to the potential conversion of 4.75% convertible subordinated notes	1,942	4,432
Common stock related to employee equity awards	211	337

	2,153	4,769

3. Acquisition

On January 14, 2015, the Company acquired all of the issued and outstanding share capital of Nimbo Technologies Inc. (“Nimbo”), a company which specializes in migrating business applications to the cloud with extensive experience moving legacy applications into a hybrid cloud architecture, and connecting legacy data centers to the cloud, for a cash payment of $10,000,000 and a contingent earn-out arrangement to be paid over two years (the “Nimbo Acquisition”). Nimbo continues to operate under the Nimbo name. The Nimbo Acquisition was accounted for using the acquisition method. As a result of the Nimbo Acquisition, the Company recorded goodwill of $17,154,000, which represents the excess of the total purchase price over the fair value of the assets acquired and liabilities assumed. The Company recorded the contingent earn-out arrangement at its estimated fair value. The results of operations for Nimbo are not significant to the Company; therefore, the Company does not present its purchase price allocation or pro forma combined results of operations. In addition, any prospective changes in the Company’s earn-out estimates are not expected to have a material effect on the Company’s consolidated statement of operations.

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

Effective January 1, 2015, a wholly-owned subsidiary of the Company entered into intercompany derivative hedging instruments (“intercompany derivatives”) with the Company. The Company offsets the exposure arising from these intercompany derivative contracts on a net basis through derivative contracts entered into with unrelated third parties in order to designate the intercompany derivative instruments as hedging instruments. The Company, who is the counterparty to the intercompany derivatives, does not designate the instruments as hedging instruments. The fair values of these intercompany derivatives are eliminated in consolidation. The contracts that are entered into with the unrelated third parties are included as derivatives not designated as hedging instruments.

As of March 31, 2015, the Company’s cash flow hedges mature within one month to nine months, as follows (in thousands):

	Notional Amount	Fair Value (1)	Accumulated other comprehensive income (loss) (2)
Derivative assets	$206,955	$21,059	$21,123
Derivative liabilities	—	—	—

	$206,955	$21,059	$21,123

(1)	All derivative assets related to cash flow hedges are included in the condensed consolidated balance sheets within other current assets.
(2)	Included in the condensed consolidated balance sheets within accumulated other comprehensive income (loss).

As of December 31, 2014, the Company’s cash flow hedges mature within one month to one year as follows (in thousands):

	Notional Amount	Fair Value (1)	Accumulated other comprehensive income (loss) (2)
Derivative assets	$281,055	$8,404	$8,480
Derivative liabilities	—	—	—

	$281,055	$8,404	$8,480

(1)	All derivative assets related to cash flow hedges are included in the condensed consolidated balance sheets within other current assets.
(2)	Included in the condensed consolidated balance sheets within accumulated other comprehensive income (loss).

During the three months ended March 31, 2015, there were no ineffective cash flow hedges. During the three months ended March 31, 2015, the amount of gains reclassified from accumulated other comprehensive income (loss) to revenue were $8,078,000 and the amount of losses reclassified from accumulated other comprehensive income (loss) to operating expenses were not significant. During the three months ended March 31, 2014, there were no ineffective cash flow hedges. During the three months ended March 31, 2014, the amount of gains (losses) reclassified from accumulated other comprehensive income (loss) to revenue and operating expenses were not significant.

Derivatives Not Designated as Hedging Instruments

Embedded Derivatives. The Company is deemed to have foreign currency forward contracts embedded in certain of the Company’s customer agreements that are priced in currencies different from the functional or local currencies of the parties involved. These embedded derivatives are separated from their host contracts and carried on the Company’s balance sheet at their fair value. The majority of these embedded derivatives arise as a result of the Company’s foreign subsidiaries pricing their customer contracts in the U.S. dollar. Gains and losses on these embedded derivatives are included within revenues in the Company’s condensed consolidated statements of operations. During the three months ended March 31, 2015 and 2014, gains (losses) from these embedded derivatives were not significant.

Economic Hedges of Embedded Derivatives. The Company uses foreign currency forward contracts to manage the foreign exchange risk associated with the Company’s embedded derivatives (“economic hedges of embedded derivatives”). Gains and losses on these contracts are included in revenues along with gains and losses of the related embedded derivatives. The Company entered into various economic hedges of embedded derivatives during the three months ended March 31, 2015 and 2014. During the three months ended March 31, 2015 and 2014, gains (losses) from these contracts were not significant.

Foreign Currency Forward and Option Contracts. The Company also uses foreign currency forward and options contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of the foreign currency-denominated assets and liabilities change. Gains and losses on these contracts are included in other income (expense), net, along with those foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with the foreign currency forward and options contracts. The Company entered into various foreign currency forward and options contracts during the three months ended March 31, 2015 and 2014. The Company recorded a gain of $10,257,000 from these contracts during the three months ended March 31, 2015. Gains (losses) from these contracts were not significant during the three months ended March 31, 2014.

Offsetting Derivative Assets and Liabilities

The following table presents the fair value of derivative instruments recognized in the Company’s condensed consolidated balance sheets as of March 31, 2015 (in thousands):

	Gross Amounts	Gross amounts offset in the balance sheet	Net amounts (1)	Gross amounts not offset in the balance sheet (2)	Net
Assets:
Designated as hedging instruments:
Foreign currency forward contracts	$21,059	$—	$21,059	$—	$21,059

Not designated as hedging instruments:
Embedded derivatives	9,661	—	9,661	—	9,661
Economic hedges of embedded derivatives	702	—	702	—	702
Foreign currency forward contracts	7,313	—	7,313	(907)	6,406

	17,676	—	17,676	(907)	16,769
Additional netting benefit	—	—	—	(27)	(27)

	$38,735	$—	$38,735	$(934)	$37,801

Liabilities:
Designated as hedging instruments:
Foreign currency forward contracts	$—	$—	$—	$—	$—

Not designated as hedging instruments:
Embedded derivatives	18	—	18	—	18
Economic hedges of embedded derivatives	27	—	27	—	27
Foreign currency forward contracts	907	—	907	(907)	—

	952	—	952	(907)	45
Additional netting benefit	—	—	—	(27)	(27)

	$952	$—	$952	$(934)	$18

(1)	As presented in the Company’s condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

(2)	The Company enters into master netting agreements with its counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default.

The following table presents the fair value of derivative instruments recognized in the Company’s condensed consolidated balance sheets as of December 31, 2014 (in thousands):

	Gross Amounts	Gross amounts offset in the balance sheet	Net balance sheet amounts (1)	Gross amounts not offset in the balance sheet (2)	Net
Assets:
Designated as hedging instruments:
Foreign currency forward contracts	$8,404	$—	$8,404	$—	$8,404

Not designated as hedging instruments:
Embedded derivatives	9,182	—	9,182	—	9,182
Foreign currency forward and option contracts	5,153	—	5,153	(138)	5,015

	14,335	—	14,335	(138)	14,197
Additional netting benefit	—	—	—	(508)	(508)

	$22,739	$—	$22,739	$(646)	$22,093

Liabilities:
Designated as hedging instruments:
Foreign currency forward contracts	$—	$—	$—	$—	$—

Not designated as hedging instruments:
Embedded derivatives	4	—	4	—	4
Economic hedges of embedded derivatives	390	—	390	—	390
Foreign currency forward and option contracts	416	—	416	(138)	278

	810	—	810	(138)	672
Additional netting benefit	—	—	—	(508)	(508)

	$810	$—	$810	$(646)	$164

(1)	As presented in the Company’s condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.
(2)	The Company enters into master netting agreements with its counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default.

5. Fair Value Measurements

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 were as follows (in thousands):

	Fair value at March 31,	Fair value measurement using
	2015	Level 1	Level 2
Assets:
Cash	$312,264	$312,264	$—
Money market and deposit accounts	221,311	221,311	—
U.S. government securities	336,402	336,402	—
U.S. government agency securities	185,941	—	185,941
Certificates of deposit	13,825	—	13,825
Derivative instruments (1)	38,735	—	38,735

	$1,108,478	$869,977	$238,501

Liabilities:
Derivative instruments (1)	$952	$—	$952

	$952	$—	$952

(1)	Includes both foreign currency embedded derivatives and foreign currency forward contracts. Amounts are included within other current assets, other assets, other current liabilities and other liabilities in the Company’s accompanying condensed consolidated balance sheet.

6. Leases

Capital Lease and Other Financing Obligations

Atlanta 2 Capital Lease

In January 2015, the Company entered into a lease amendment to extend the lease term of the Company’s Atlanta 2 IBX data center (the “AT2 Lease”). The lease was originally accounted for as an operating lease. Pursuant to the accounting standard for leases, the Company reassessed the lease classification of the AT2 Lease as a result of the lease amendment and determined that upon the amendment the lease should be accounted for as a capital lease. The Company recorded a capital lease asset totaling approximately $25,960,000 and a capital lease liability totaling approximately $26,230,000 during the three months ended March 31, 2015. The lease term, including a renewal option, was extended to December 2024.

Maturities of Capital Lease and Other Financing Obligations

The Company’s capital lease and other financing obligations are summarized as follows (in thousands):

	Capital lease obligations	Other financing obligations	Total
2015 (9 months remaining)	$49,180	$40,458	$89,638
2016	66,065	56,313	122,378
2017	67,662	59,454	127,116
2018	69,678	60,895	130,573
2019	71,556	59,023	130,579
Thereafter	851,824	564,939	1,416,763

Total minimum lease payments	1,175,965	841,082	2,017,047
Plus amount representing residual property value	—	405,850	405,850
Less estimated building costs	—	(10,533)	(10,533)
Less amount representing interest	(566,152)	(644,755)	(1,210,907)

Present value of net minimum lease payments	609,813	591,644	1,201,457
Less current portion	(16,029)	(7,790)	(23,819)

	$593,784	$583,854	$1,177,638

7. Debt Facilities

Mortgage and Loans Payable

The Company’s mortgage and loans payable consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Term loan	$490,000	$500,000
ALOG financings	46,108	56,863
Mortgage payable and other loans payable	30,753	36,608

	566,861	593,471
Less amount representing debt discount	(1,487)	(1,600)
Plus amount representing mortgage premium	2,011	2,281

	567,385	594,152
Less current portion	(54,939)	(59,466)

	$512,446	$534,686

Convertible Debt

The Company’s convertible debt consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
4.75% convertible subordinated notes	157,885	157,885
Less amount representing debt discount	(10,077)	(12,032)

	$147,808	$145,853

Holders of the 4.75% convertible subordinated notes were eligible to convert their notes during the quarter ended March 31, 2015 and are eligible to convert their notes during the three months ending June 30, 2015, since the stock price condition conversion clause was met during the applicable periods. As of March 31, 2015, had the holders of the 4.75% convertible subordinated notes converted their notes, the 4.75% convertible subordinated notes would have been convertible into a maximum of 1,952,280 shares of the Company’s common stock.

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

Pursuant to the declaration of the quarterly dividend in March 2015, the Company further amended the Capped Call agreement to adjust the effective conversion price of the 4.75% convertible subordinated notes from $80.87 to $110.04 per share of common stock. Depending upon the Company’s stock price at the time the 4.75% convertible subordinated notes are redeemed, the settlement of the Capped Call will result in a delivery of up to 1,225,002 shares of the Company’s common stock to the Company; however, the Company will receive no benefit from the Capped Call if the Company’s stock price is $80.87 or lower at the time of conversion and will receive less shares than the 1,225,002 share maximum as described above for share prices in excess of $110.04 at the time of conversion than it would have received at a share price of $110.04 (the Company’s benefit from the Capped Call is capped at $110.04 and the benefit received begins to decrease above this price).

Senior Notes

The Company’s senior notes consisted of the following as of (in thousands):

	March 31,	December 31,
	2015	2014
5.375% Senior Notes due 2023	$1,000,000	$1,000,000
5.375% Senior Notes due 2022	750,000	750,000
4.875% Senior Notes due 2020	500,000	500,000
5.75% Senior Notes due 2025	500,000	500,000

	$2,750,000	$2,750,000

Maturities of Debt Facilities

The following table sets forth maturities of the Company’s debt, including mortgage and loans payable, convertible debt and senior notes and excluding debt discounts and premium as of March 31, 2015 (in thousands):

Year ending:
2015 (9 months remaining)	$43,660
2016	215,449
2017	51,600
2018	47,209
2019	341,303
Thereafter	2,777,536

$3,476,757

Fair Value of Debt Facilities

The following table sets forth the estimated fair values of the Company’s mortgage and loans payable, senior notes and convertible debt, including current maturities, as of (in thousands):

	March 31, 2015	December 31, 2014
Mortgage and loans payable	$537,216	$553,045
Convertible debt	159,979	162,159
Senior notes	2,890,118	2,790,023

The Company has determined that the inputs used to value its debt facilities fall within Level 2 of the fair value hierarchy.

Interest Charges

The following table sets forth total interest costs incurred and total interest costs capitalized for the periods presented (in thousands):

	Three months ended March 31,
	2015	2014
Interest expense	$68,791	$68,820
Interest capitalized	3,203	3,406

Interest charges incurred	$71,994	$72,226

8. Commitments and Contingencies

Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of March 31, 2015, the Company was contractually committed for $214,271,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of March 31, 2015, such as commitments to purchase power in select locations through the remainder of 2015 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2015 and thereafter. Such other miscellaneous purchase commitments totaled $339,159,000 as of March 31, 2015.

9. Stockholders’ Equity

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	Balance as of December 31, 2014	Net Change	Balance as of March 31, 2015
Foreign currency translation loss	$(336,946)	$(146,311)	$(483,257)
Unrealized gain on cash flow hedges	6,603	10,556	17,159
Unrealized gain (loss) on available for sale securities	(99)	103	4
Change in defined benefit plans	(2,001)	59	(1,942)

	$(332,443)	$(135,593)	$(468,036)

Changes in foreign currencies can have a significant impact to the Company’s condensed consolidated balance sheets (as evidenced above in the Company’s foreign currency translation gain or loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translating into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. As of March 31, 2015, the U.S. dollar was generally stronger relative to certain currencies of the foreign countries in which the Company operates. This overall strength of the U.S. dollar had an overall negative impact on the Company’s consolidated financial position because the foreign denominations translated into less U.S. dollars as evidenced by an increase in the foreign currency translation loss for the three months ended March 31, 2015 as reflected in the above table. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which the Company operates could have a significant impact on its consolidated financial position and results of operations, including the amount of revenue that the Company reports in future periods.

Dividends

On February 19, 2015, the Company announced a quarterly cash dividend of $1.69 per share, with a record date of March 11, 2015 and a payment date of March 25, 2015. The Company paid a total of $96,196,000 on March 25, 2015 for the first quarter cash dividend. In addition, the Company accrued an additional $2,630,000 in dividends payable for the restricted stock units that have not yet vested.

Stock-Based Compensation

In February 2015, the Compensation Committee and the Stock Award Committee of the Company’s Board of Directors approved the issuance of an aggregate of 586,646 shares of restricted stock units to certain employees, including executive officers, pursuant to the 2000 Equity Incentive Plan, as part of the Company’s annual refresh program. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $222.40 and a weighted-average requisite service period of 3.44 years. The valuation of restricted stock units with only a service condition or a service and performance condition requires no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of the Company’s stock price on the date of grant. In connection with the Company’s REIT conversion, the Company used revenue and adjusted funds from operations (“AFFO”) as the performance measurements in the restricted stock units with both service and performance conditions that were granted in February 2015, whereby revenue and adjusted EBITDA were used as the performance measurements in prior years’ grants.

The Company uses a Monte Carlo simulation option-pricing model to determine the fair value of restricted stock units with a service and market condition. There were no significant changes in the assumptions used to determine the fair value of restricted stock units with a service and market condition that were granted during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

The following table presents, by operating expense category, the Company’s stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations (in thousands):

	Three months ended March 31,
	2015	2014
Cost of revenues	$2,306	$1,870
Sales and marketing	8,711	7,000
General and administrative	19,596	16,111

	$30,613	$24,981

10. Segment Information

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

	Three months ended March 31,
	2015	2014
Adjusted EBITDA:
Americas	$172,734	$149,563
EMEA	76,031	63,205
Asia-Pacific	56,983	47,620

Total adjusted EBITDA	305,748	260,388
Depreciation, amortization and accretion expense	(122,530)	(113,610)
Stock-based compensation expense	(30,613)	(24,981)
Acquisition costs	(1,156)	(185)

Income from operations	$151,449	$121,612

The Company also provides the following additional segment disclosures (in thousands):

	Three months ended March 31,
	2015		2014
Total revenues:
Americas	$363,969		$330,033
EMEA	164,623		151,430
Asia-Pacific	114,582		98,590

	$643,174		$580,053

Total depreciation and amortization:
Americas	$66,727		$60,027
EMEA	26,507		29,712
Asia-Pacific	28,402		24,254

	$121,636		$113,993

Capital expenditures:
Americas	$131,255	(1)(2)	$67,515
EMEA	27,556		15,564
Asia-Pacific	39,838		39,619

	$198,649		$122,698

(1)	Includes the purchase price for the business acquisitions, net of cash acquired, which totaled $10,247.
(2)	Includes the purchase price for the San Jose land purchase, which totaled $38,282.

The Company’s long-lived assets are located in the following geographic areas as of (in thousands):

	March 31, 2015	December 31, 2014
Americas	$2,940,658	$2,874,562
EMEA	1,065,135	1,135,319
Asia-Pacific	985,090	988,389

	$4,990,883	$4,998,270

Revenue information by category is as follows (in thousands):

	Three months ended March 31,
	2015	2014
Colocation	$481,545	$434,623
Interconnection	101,658	87,026
Managed infrastructure	23,855	25,384
Rental	2,599	2,670

Recurring revenues	609,657	549,703
Non-recurring revenues	33,517	30,350

	$643,174	$580,053

No single customer accounted for 10% or greater of the Company’s revenues for the three months ended March 31, 2015 and 2014. No single customer accounted for 10% or greater of the Company’s gross accounts receivable as of March 31, 2015 and December 31, 2014.

11. Subsequent Events

On April 30, 2015, the Company, as borrower, and certain subsidiaries as guarantors entered into an amendment (the “Amendment”) of its Credit Agreement dated December 17, 2014 (the “Original Credit Agreement” and, as amended, the “Amended Credit Agreement”). The Original Credit Agreement provided for a senior credit facility of $1,500,000,000, comprised of (i) a $1,000,000,000 senior secured multi-currency revolving credit facility and (ii) a $500,000,000 senior secured term loan facility (the “Term Loan Facility”). The Amendment facilitated the conversion of the outstanding U.S. Dollar-denominated principal amount of the Term Loan Facility to an approximately equivalent amount denominated in four foreign currencies: Euro, British pounds Swiss francs and Japanese yen (the “Foreign Currencies”). In connection with the execution of the Amendment, on April 30, 2015, Equinix prepaid the US dollar-denominated $490,000,000 principal balance of the Term Loan Facility and immediately re-borrowed under the Term Loan Facility approximately the same aggregate amount denominated in the Foreign Currencies.

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

Overview

Equinix provides global data center offerings that protect and connect the world’s most valued information assets. Global enterprises, financial services companies and content and network service providers rely upon Equinix’s leading insight and data centers in 33 markets around the world for the safekeeping of their critical IT equipment and the ability to directly connect to the networks that enable today’s information-driven economy. Equinix offers the following solutions: (i) premium data center colocation, (ii) interconnection and (iii) exchange and outsourced IT infrastructure services. As of March 31, 2015, we operated or had partner International Business Exchange (“IBX”) data centers in the Atlanta, Boston, Chicago, Dallas, Denver, Los Angeles, Miami, New York, Philadelphia, Rio de Janeiro, Sao Paulo, Seattle, Silicon Valley, Toronto and Washington, D.C. metro areas in the Americas region; France, Germany, Italy, the Netherlands, Switzerland, the United Arab Emirates and the United Kingdom in the Europe, Middle East and Africa (“EMEA”) region; and Australia, China, Hong Kong, Indonesia, Japan and Singapore in the Asia-Pacific region.

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

Our utilization rate was approximately 79% as of March 31, 2015 and 75% as of March 31, 2014; however, excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our utilization rate would have increased to approximately 83% as of March 31, 2015. Our utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.

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

Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during any given quarter of the past three years, more than half of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. During the three months ended March 31, 2015 and 2014, our largest customer accounted for approximately 3% of our recurring revenues. Our 50 largest customers accounted for approximately 34% and 35% of our recurring revenues for the three months ended March 31, 2015 and 2014, respectively.

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

Real Estate Investment Trust (“REIT”) Conversion

In September 2012, we announced that our Board of Directors approved a plan for Equinix to pursue conversion to a REIT. On December 23, 2014, our Board of Directors formally approved our conversion to a REIT effective on January 1, 2015. We completed the implementation of the REIT conversion in 2014, and as a result we have elected to be treated as a REIT for federal income tax purposes effective January 1, 2015. The REIT conversion includes our data center operations in the U.S., Europe and Japan; our data center operations in other jurisdictions will initially be designated as taxable REIT subsidiaries (“TRSs”).

As a REIT, we will generally be permitted to deduct from federal income taxes the dividends we pay to our stockholders (including, for this purpose, the value of any deemed distribution on account of adjustments to the conversion rate relating to our outstanding debt securities that are convertible into our common stock, provided the deemed distribution is not a preferential dividend). The income represented by such dividends will not be subject to federal taxation at the entity level but will be taxed, if at all, at the stockholder level. Nevertheless, the income of our TRSs which hold our U.S. operations that may not be REIT-compliant, are subject, as applicable, to federal and state corporate income tax. Likewise, our foreign subsidiaries continue to be subject to foreign income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRSs or through qualified REIT subsidiaries (“QRSs”). We are also subject to a separate corporate income tax on any gains recognized during a specified period (generally 10 years) following the REIT conversion that are attributable to “built-in” gains with respect to the assets that we owned on January 1, 2015. Our ability to qualify as a REIT will depend upon our compliance with various requirements, including requirements related to the nature of our assets, the sources of our income and the distributions to our stockholders. If we fail to qualify as a REIT, we will be subject to federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRSs operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules and some may not follow them at all.

In connection with our conversion to a REIT, we are seeking a private letter ruling (“PLR”) from the U.S. Internal Revenue Service (“IRS”). Our PLR request has multiple components, and we submitted the PLR request to the IRS in the fourth quarter of 2012. We currently expect to receive a favorable PLR from the IRS in 2015.

We expect to incur a total of approximately $360.0 to $370.0 million in tax liabilities associated with a change in our methods of depreciating and amortizing various data center assets for tax purposes from our prior methods to methods that are more consistent with the characterization of such assets as real property for REIT purposes. The recapture expenses are generally payable over a four-year period starting in 2012 and, as of March 31, 2015, we have settled $281.0 million of the estimated federal and state tax liability related to the recapture of depreciation and amortization expenses. Prior to our decision to convert to a REIT, our balance sheet reflected our income tax liability as a non-current deferred tax liability. As a result of the REIT conversion, our non-current tax liability was reclassified from non-current to current over the four-year period, which started in the third quarter of 2012 with the all the remaining non-current tax liability being reclassed to current as of December 31, 2014. The current liability reflects the tax liability that relates to additional taxable income expected to be recognized within the twelve-month period from the date of the balance sheet. As a REIT, we also expect to incur approximately $10.0 million annually in compliance costs beginning in 2015.

On October 16, 2014, we announced the declaration by our Board of Directors of a special distribution (the “2014 Special Distribution”) of $416.0 million on our shares of common stock, payable in either common stock or cash to, and at the election of, our stockholders of record as of October 27, 2014 (the “Record Date”). Common stockholders elected to receive payment of the 2014 Special Distribution in the form of stock or cash, with the total cash payment to all stockholders limited to no more than 20% of the total distribution. The value of the 2014 Special Distribution, plus the value of the deemed distribution on account of the adjustment to the conversion rate relating to our outstanding 4.75% convertible subordinated notes that was made as a result of the 2014 Special Distribution (the “2014 Conversion Rate Adjustment”), exceeded our previously undistributed accumulated earnings and profits attributable to all taxable periods ending prior to January 1, 2015.

We intend to declare one or more special distributions in the fourth quarter of 2015 (the “2015 Special Distributions”), which would encompass some extraordinary items of taxable income that we expect to recognize in 2015, such as depreciation recapture in respect of accounting method changes commenced in our pre-REIT period and foreign earnings and profits recognized as dividend income. We estimate the aggregate amount of our 2015 Special Distributions, together with the expected value of the deemed distributions associated with any adjustments to the conversion rate of our outstanding 4.75% convertible subordinated notes resulting from the 2015 Special Distributions (the “2015 Conversion Rate Adjustments”), will equal approximately $580.0 to $680.0 million. The conversion of our existing data center operations into the REIT and the addition of new entities into the REIT may also result in future special distributions.

We also began paying quarterly dividends in 2015 in connection with our conversion to a REIT effective January 1, 2015. On February 19, 2015, we announced a quarterly cash dividend of $1.69 per share, which was paid on March 25, 2015 to shareholders of record on March 11, 2015.

We continue to monitor our REIT compliance to maintain our status as a REIT. For this, and other reasons, as necessary, we may convert certain of our data center operations in Canada and Asia-Pacific into the REIT in the coming years.

Results of Operations

Three Months Ended March 31, 2015 and 2014

Revenues. Our revenues for the three months ended March 31, 2015 and 2014 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three months ended March 31,				% change
	2015	%	2014	%	Actual	Constant currency
Americas:
Recurring revenues	$347,054	54%	$314,980	54%	10%	12%
Non-recurring revenues	16,915	3%	15,053	3%	12%	13%

	363,969	57%	330,033	57%	10%	12%

EMEA:
Recurring revenues	153,424	24%	142,125	25%	8%	24%
Non-recurring revenues	11,199	2%	9,305	1%	20%	41%

	164,623	26%	151,430	26%	9%	25%

Asia-Pacific:
Recurring revenues	109,179	17%	92,598	16%	18%	27%
Non-recurring revenues	5,403	0%	5,992	1%	-10%	-3%

	114,582	17%	98,590	17%	16%	25%

Total:
Recurring revenues	609,657	95%	549,703	95%	11%	17%
Non-recurring revenues	33,517	5%	30,350	5%	10%	18%

	$643,174	100%	$580,053	100%	11%	17%

Americas Revenues. Our revenues from the U.S., the largest revenue contributor in the Americas region for the period, represented approximately 92% of the regional revenues during the three months ended March 31, 2015 and 2014. Growth in Americas revenues was primarily due to (i) $6.0 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Miami, Atlanta, New York, São Paulo and Toronto metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended March 31, 2015, the U.S. dollar was generally stronger relative to the Canadian dollar and Brazilian real than during the three months ended March 31, 2014, resulting in approximately $5.2 million of unfavorable foreign currency impact to our Americas revenues during the three months ended March 31, 2015 when compared to average exchange rates of the three months ended March 31, 2014. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data centers and additional expansions currently taking place in Atlanta, Dallas, Philadelphia, Seattle, Silicon Valley, Rio de Janeiro and Washington D.C. metro areas, which are expected to open during 2015 and 2016. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

EMEA Revenues. Our revenues from the U.K., the largest revenue contributor in the EMEA region for the period, represented approximately 37% of the regional revenues during the three months ended March 31, 2015 and 2014. Our EMEA revenue growth was primarily due to (i) approximately $3.0 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam and London metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended March 31, 2015, the impact of foreign currency fluctuations resulted in approximately $24.5 million of unfavorable foreign currency impact to our EMEA revenues primarily due to a generally stronger U.S. dollar relative to the British pound, Euro, and Swiss franc during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. We expect that our EMEA revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX data centers and additional expansions currently taking place in the Amsterdam, Frankfurt and Paris metro areas, which are expected to open during 2015. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 39% and 37%, respectively, of the regional revenues during the three months ended March 31, 2015 and 2014. Our Asia-Pacific revenue growth was primarily due to (i) approximately $10.3 million of revenue generated from our recently-opened IBX data center expansions in the Osaka, Singapore, Hong Kong, Melbourne and Shanghai metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended March 31, 2015, the U.S. dollar was generally stronger relative to the Australian dollar, Japanese yen and Singapore dollar, than during the three months ended March 31, 2014, resulting in approximately $8.7 million of unfavorable foreign currency impact to our Asia-Pacific revenues during the three months ended March 31, 2015 when compared to average exchange rates of the three months ended March 31, 2014. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX data center expansions and additional expansions currently taking place in the Hong Kong, Melbourne, Shanghai, Singapore, Sydney and Tokyo metro areas, which are expected to open during the remainder of 2015 and 2016. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, or changes or amendments to customers’ contracts.

Cost of Revenues. Our cost of revenues for the three months ended March 31, 2015 and 2014 were split among the following geographic regions (dollars in thousands):

	Three months ended March 31,				% change
	2015	%	2014	%	Actual	Constant currency
Americas	$150,369	50%	$141,765	49%	6%	9%
EMEA	81,216	28%	86,531	30%	-6%	9%
Asia-Pacific	66,728	22%	59,229	21%	13%	21%

Total	$298,313	100%	$287,525	100%	4%	11%

	Three months ended March 31,
	2015	2014
Cost of revenues as a percentage of revenues:
Americas	41%	43%
EMEA	49%	57%
Asia-Pacific	58%	60%
Total	46%	50%

Americas Cost of Revenues. Our Americas cost of revenues for the three months ended March 31, 2015 and 2014 included $53.4 million and $50.4 million, respectively, of depreciation expense. The increase in depreciation expense was primarily due to our IBX data center expansion activity, partially offset by the increase in the useful lives of certain fixed assets when we entered into lease amendments to extend the lease term for certain IBX data centers. Excluding depreciation expense, the increase in our Americas cost of revenues was primarily due to $3.8 million of higher utility, repairs and maintenance costs in support of our business growth and $2.1 million of higher compensation costs, including general salaries, bonuses and stock-based compensation. During the three months ended March 31, 2015, the impact of foreign currency fluctuations to our Americas cost of revenues resulted in approximately $3.7 million of favorable foreign currency impact to our Americas cost of revenues primarily due to a generally stronger U.S. dollar relative to the Canadian dollar and Brazilian real during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. We expect Americas cost of revenues to increase as we continue to grow our business.

EMEA Cost of Revenues. Our EMEA cost of revenues for the three months ended March 31, 2015 and 2014 included $22.0 million and $25.8 million, respectively, of depreciation expense. The decrease in depreciation expense was primarily due to the increase in the useful lives of certain fixed assets resulting from extending the lease term of certain IBX data centers, partially offset by an increase in depreciation expense due to our IBX data center expansion activity. During the three months ended March 31, 2015, the impact of foreign currency fluctuations to our EMEA cost of revenues resulted in approximately $13.3 million of net favorable foreign currency impact to our EMEA cost of revenues primarily due to a generally stronger U.S. dollar relative to the British pound, Euro and Swiss franc during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. We expect EMEA cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Our Asia-Pacific cost of revenues for the three months ended March 31, 2015 and 2014 included $27.2 million and $23.3 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX data center expansion activity. During the three months ended March 31, 2015, the impact of foreign currency fluctuations to our Asia-Pacific cost of revenues resulted in approximately $5.0 million of net favorable foreign currency impact to our Asia-Pacific cost of revenues primarily due to a generally stronger U.S. dollar relative to the Australian dollar, Japanese yen, and Singapore dollar during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended March 31, 2015 and 2014 were split among the following geographic regions (dollars in thousands):

	Three months ended March 31,				% change
	2015	%	2014	%	Actual	Constant currency
Americas	$49,045	62%	$41,074	61%	19%	21%
EMEA	17,245	22%	17,084	25%	1%	14%
Asia-Pacific	12,326	16%	9,270	14%	33%	41%

Total	$78,616	100%	$67,428	100%	17%	22%

	Three months ended March 31,
	2015	2014
Sales and marketing expenses as a percentage of revenues:
Americas	13%	12%
EMEA	10%	11%
Asia-Pacific	11%	9%
Total	12%	12%

Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to $6.6 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (519 Americas sales and marketing employees as of March 31, 2015 versus 413 as of March 31, 2014). During the three months ended March 31, 2015, the impact of foreign currency fluctuations to our Americas sales and marketing expenses was not significant when compared to average exchange rates of the three months ended

March 31, 2014. Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Americas sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in Americas sales and marketing initiatives, we believe our Americas sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.

EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expenses did not materially change. During the three months ended March 31, 2015, the impact of foreign currency fluctuations to our EMEA sales and marketing expenses resulted in approximately $2.3 million of net favorable foreign currency impact due to a generally stronger U.S. dollar relative to the British pound, Euro and Swiss franc during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts. Although we anticipate that we will continue to invest in EMEA sales and marketing initiatives, we believe our EMEA sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to $2.5 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (150 Asia-Pacific sales and marketing employees as of March 31, 2015 versus 125 as of March 31, 2014). For the three months ended March 31, 2015, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the three months ended March 31, 2014. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Asia-Pacific sales and marketing expenses have increased. Although we anticipate that we will continue to invest in Asia-Pacific sales and marketing initiatives, we believe our Asia-Pacific sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2015 and 2014 were split among the following geographic regions (dollars in thousands):

	Three months ended March 31,				% change
	2015	%	2014	%	Actual	Constant currency
Americas	$82,123	72%	$75,357	73%	9%	9%
EMEA	20,431	18%	17,829	17%	15%	26%
Asia-Pacific	11,086	10%	10,117	10%	10%	16%

Total	$113,640	100%	$103,303	100%	10%	13%

	Three months ended March 31,
	2015	2014
General and administrative expenses as a percentage of revenues:
Americas	23%	23%
EMEA	12%	12%
Asia-Pacific	10%	10%
Total	18%	18%

Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to $6.0 million of higher compensation costs, including general salaries, bonuses and headcount growth (720 Americas general and administrative employees as of March 31, 2015 versus 699 as of March 31, 2014). Excluding compensation costs, the increase in our Americas general and administrative expenses was due to $3.9 million of higher depreciation expenses primarily due to the implementation of the Oracle R12 ERP system and certain systems to support the REIT conversion, partially offset by $5.0 million decrease in professional fees from our REIT conversion process incurred during the three months ended March 31, 2014. During the three months ended March 31, 2015, the impact of foreign currency fluctuations to our Americas general and administrative expenses was not significant when compared to average exchange rates for the three months ended March 31, 2014. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments into improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. Going forward, although we are carefully monitoring our spending, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth.

EMEA General and Administrative Expenses. Our EMEA general and administrative expenses did not materially change. During the three months ended March 31, 2015, the impact of foreign currency fluctuations to our EMEA general and administrative expenses resulted in approximately $2.0 million of net favorable foreign currency impact due to a generally stronger U.S. dollar relative to the British pound, Euro and Swiss franc during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change. For the three months ended March 31, 2015, the impact of foreign currency fluctuations to our Asia-Pacific general and administrative expenses was not significant when compared to average exchange rates of the three months ended March 31, 2014. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Acquisition Costs. During the three months ended March 31, 2015 and 2014, we recorded acquisition costs totaling $1.2 million and $185,000, respectively, primarily attributed to the Americas region.

Interest Income. Interest income decreased to $520,000 for the three months ended March 31, 2015 from $1.4 million for the three months ended March 31, 2014. The average annualized yield for the three months ended March 31, 2015 was 0.19% versus 0.44% for the three months ended March 31, 2014. We expect our interest income to remain at these low levels for the foreseeable future due to the impact of a continued low interest rate environment and a portfolio more weighted towards short-term securities.

Interest Expense. Interest expense was $68.8 million for the three months ended March 31, 2015 and March 31, 2014. During the three months ended March 31, 2015 and 2014, we capitalized $3.2 million and $3.4 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we recognize the full impact of our $1.25 billion senior notes and $1.5 billion senior credit facility offerings, partially offset by the redemption of our 7.00% senior notes, settlement of our 3.00% convertible notes and prepayment and termination of our $750.0 million multicurrency credit facility. We may also incur additional indebtedness to support our growth, resulting in higher interest expense.

Other Income (Expense). We recorded $514,000 of other expense and $678,000 of other income, respectively, for the three months ended March 31, 2015 and 2014, primarily due to foreign currency exchange gains and losses during the periods.

Income Taxes. Effective January 1, 2015, we elected to be treated as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income taxes on taxable income distributed to our stockholders. We intend to distribute the entire taxable income generated by the operations of our QRSs for the tax year ending December 31, 2015. As such, no provision for U.S. income taxes for the REIT has been included in the accompanying condensed consolidated financial statements for the three months ended March 31, 2015.

We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations were accrued, as necessary, for the three months ended March 31, 2015.

For the three months ended March 31, 2015 and 2014, we recorded $6.2 million and $13.6 million of income tax expenses, respectively. Our effective tax rates were 7.5% and 24.7% for the three months ended March 31, 2015 and 2014, respectively. We expect to recognize a significantly lower income tax provision in 2015 as compared to the income tax provision in 2014 due to our REIT conversion because we are entitled to a deduction for dividends paid, which will result in a substantial reduction of U.S. income tax expense. As a REIT, substantially all of our income tax expense will be incurred based on the earnings generated by our foreign subsidiaries and our U.S. TRSs.

Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the performance of each segment, measure the operational cash generating abilities of each segment and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges and acquisition costs. Our adjusted EBITDA for the three months ended March 31, 2015 and 2014 was split among the following geographic regions (dollars in thousands):

	Three months ended March 31,				% change
	2015	%	2014	%	Actual	Constant currency
Americas	$172,734	56%	$149,563	57%	15%	17%
EMEA	76,031	25%	63,205	25%	20%	38%
Asia-Pacific	56,983	19%	47,620	18%	20%	29%

Total	$305,748	100%	$260,388	100%	17%	24%

Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. During the three months ended March 31, 2015, currency fluctuations resulted in approximately $1.9 million of unfavorable foreign currency impact on our Americas adjusted EBITDA primarily due to the generally stronger U.S. dollar relative to the Brazilian real and Canadian dollar during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as result of our IBX data center expansion activity and organic growth as described above, and the decrease in adjusted operating expenses as a percentage of revenues primarily attributable to lower cost of revenues and utilities. During the three months ended March 31, 2015, currency fluctuations resulted in approximately $11.5 million of net unfavorable foreign currency impact to our EMEA adjusted EBITDA primarily due to generally stronger U.S. dollar relative to the Euro, British pound, and Swiss franc during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Asia-Pacific Adjusted EBITDA. The increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. The U.S. dollar was generally stronger relative to the Australian dollar, Japanese yen and Singapore dollar compared to the three months ended March 31, 2014, resulting in approximately $4.6 million of net unfavorable foreign currency impact to our Asia-Pacific adjusted EBITDA during the three months ended March 31, 2015 when compared to average exchange rates of the three months ended March 31, 2014.

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

Our primary non-GAAP financial measures, adjusted funds from operations (“AFFO”) and adjusted EBITDA, exclude depreciation expense as these charges primarily relate to the initial construction costs of our IBX data centers and do not reflect our current or future cash spending levels to support our business. Our IBX data centers are long-lived assets and have an economic life greater than 10 years. The construction costs of our IBX data centers do not recur and future capital expenditures remain minor relative to our initial investment. This is a trend we expect to continue. In addition, depreciation is also based on the estimated useful lives of our IBX data centers. These estimates could vary from actual performance of the asset, are based on historical costs incurred to build out our IBX data centers and are not indicative of current or expected future capital expenditures. Therefore, we exclude depreciation from our operating results when evaluating our operations.

In addition, in presenting AFFO and adjusted EBITDA, we exclude amortization expense related to certain intangible assets, as it represents a cost that may not recur and is not a good indicator of our current or future operating performance. We exclude accretion expense, both as it relates to asset retirement obligations as well as accrued restructuring charge liabilities, as these expenses represent costs which we believe are not meaningful in evaluating our current operations. We exclude stock-based compensation expense as it primarily represents expense attributed to equity awards that have no current or future cash obligations. As such, we, and many investors and analysts, exclude this stock-based compensation expense when assessing the cash generating performance of our operations. We also exclude restructuring charges. The restructuring charges relate to our decisions to exit leases for excess space adjacent to several of our IBX data centers, which we did not intend to build out, or our decision to reverse such restructuring charges. We also exclude impairment charges related to certain long-lived assets. The impairment charges are related to expense recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets are not recoverable. Finally, we exclude acquisition costs from our AFFO and adjusted EBITDA. The acquisition costs relate to costs we incur in connection with business combinations. Management believes such items as restructuring charges, impairment charges and acquisition costs are non-core transactions; however, these types of costs will or may occur in future periods.

Adjusted EBITDA

We use Adjusted EBITDA to evaluate our performance both on a consolidated basis, as well as the operating performance of each of our segments (Americas, EMEA and Asia-Pacific) and as a metric in the determination of vesting of restricted stock units that were granted before 2015 that have both service and performance conditions. In presenting adjusted EBITDA, we exclude certain items that we believe are not good indicators of our current or future operating performance. These items are depreciation, amortization, accretion of asset retirement obligations and accrued restructuring charges, stock-based compensation, restructuring charges, impairment charges and acquisition costs. We exclude these items for the same reasons that they are excluded from the non-GAAP financial measures mentioned above.

We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges and acquisition costs as presented below (in thousands):

	Three months ended
	March 31,
	2015	2014
Income from operations	$151,449	$121,612
Depreciation, amortization, and accretion expense	122,530	113,610
Stock-based compensation expense	30,613	24,981
Acquisition costs	1,156	185

Adjusted EBITDA	$305,748	$260,388

Our adjusted EBITDA results have improved each year and in each region in total dollars due to the improved operating results discussed earlier in “Results of Operations,” as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in “Overview.” Although we have also been investing in our future growth as described above (e.g. through additional IBX data center expansions, acquisitions and increased investments in sales and marketing as well as general and administrative expenses), we believe that our adjusted EBITDA results will continue to improve in future periods as we continue to grow our business.

Funds from Operations (“FFO”) and AFFO

We use FFO and AFFO, which are non-GAAP financial measures commonly used in the REIT industry. FFO is calculated in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO represents net income (loss), excluding gains (losses) from the disposition of real estate assets, depreciation and amortization on real estate assets and adjustments for unconsolidated joint ventures’ and non-controlling interests’ share of these items.

We use AFFO to evaluate our performance on a consolidated basis and as a metric in the determination of employees’ annual bonuses and vesting of restricted stock units that have both service and performance conditions. In presenting AFFO, we exclude certain items that we believe are not good indicators of our current or future operating performance. AFFO represents FFO excluding depreciation and amortization expense on non-real estate assets, accretion, stock-based compensation, restructuring charges, impairment charges, acquisition costs, an installation revenue adjustment, a straight-line rent expense adjustment, amortization of deferred financing costs, gains (losses) on debt extinguishment, the non-cash portion of income tax expense, recurring capital expenditures and adjustments for unconsolidated joint ventures’ and non-controlling interests’ share of these items. The adjustments for both installation revenue and straight-line rent expense are intended to isolate the cash activity included within the straight-lined or amortized results in the consolidated statement of operations.

Our FFO and AFFO for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three months ended March 31,
	2015	2014
Net income	$76,452	$41,337
Net income attributable to redeemable non-controlling interests	—	50

Net income attributable to Equinix	76,452	41,387
Adjustments:
Real estate depreciation and amortization	102,648	99,451
Gain/loss on disposition of real estate property	62	33
Adjustments for FFO from unconsolidated joint ventures	28	28
Non-controlling interests’ share of above adjustments	—	(2,167)

NAREIT FFO attributable to common shareholders	179,190	138,732

	Three months ended March 31,
	2015	2014
NAREIT FFO attributable to common shareholders	$179,190	$138,732
Adjustments:
Installation revenue adjustment	8,654	7,173
Straight-line rent expense adjustment	3,201	3,029
Amortization of deferred financing costs	3,858	6,499
Stock-based compensation expense	30,613	24,981
Non-real estate depreciation expense	12,693	7,572
Amortization expense	6,295	6,970
Accretion expense	894	(383)
Recurring capital expenditures	(22,373)	(26,449)
Acquisition costs	1,156	185
Non-cash portion of income tax expense	(2,408)	4,955
Adjustments for AFFO from unconsolidated joint ventures	(17)	(21)
Non-controlling interests share of above adjustments	—	(499)

Adjusted Funds from Operations (AFFO)	$221,756	$172,744

Our AFFO results have improved due to the improved operating results discussed earlier in “Results of Operations,” as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in “Overview.” Although we have also been investing in our future growth as described above (e.g. through additional IBX data center expansions, acquisitions and increased investments in sales and marketing, and general and administrative expenses), we believe that our AFFO results will continue to improve in future periods as we continue to grow our business.

Constant Currency Presentation

Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies such as the Brazilian real, British pound, Canadian dollar, Euro, Swiss franc, Australian dollar, Hong Kong dollar, Japanese yen, Singapore dollar and United Arab Emirates dirham. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities with functional currencies other than the U.S. dollar are converted into U.S. dollars at the exchange rates in effect for the comparable prior period rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the three months ended March 31, 2014 are used as exchange rates for the three months ended March 31, 2015 when comparing the three months ended March 31, 2015 with the three months ended March 31, 2014).

Liquidity and Capital Resources

As of March 31, 2015, our total indebtedness was comprised of (i) convertible debt principal totaling $157.9 million from our 4.75% convertible subordinated notes and (ii) non-convertible debt and financing obligations totaling approximately $4.5 billion consisting of (a) approximately $2.8 billion of principal from our senior notes, (b) approximately $1.2 billion from our capital lease and other financing obligations, and (c) $566.9 million of principal from our mortgage and loans payable.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, payment of tax liabilities related to our conversion to a REIT, payment of the cash portion of the special distributions, payment of regular dividends and completion of our publicly-announced expansion projects. As of March 31, 2015, we had $1.1 billion of cash, cash equivalents and short-term and long-term investments, of which approximately $870.9 million was held in the U.S. We believe that our current expansion activities in the U.S. can be funded with our U.S.-based cash and cash equivalents and investments. Besides our investment portfolio, we have additional liquidity available to us from the $1.0 billion revolving credit facility that forms part of our $1.5 billion senior credit facility. As of March 31, 2015, we had 29 irrevocable letters of credit totaling $44.1 million issued and outstanding under the revolving credit facility; as a result, we had a total of approximately $955.9 million of additional liquidity available to us under the revolving credit facility. Besides any further financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base, and have continued to experience relatively strong collections, if the current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity. Additionally, we may pursue additional expansion opportunities, primarily the build out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions. We are also now operating as a REIT and paying out regular, recurring cash dividends. While we expect to fund these plans with our existing resources, additional financing, either debt or equity, may be required if current market conditions were to deteriorate, we may be unable to secure additional financing or any such additional financing may only be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.

Sources and Uses of Cash

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$232,811	$171,718
Net cash provided by (used in) investing activities	(199,834)	98,885
Net cash used in financing activities	(98,794)	(37,282)

Operating Activities. The increase in net cash provided by operating activities was primarily due to improved operating results, favorable working capital activities such as decreased payments of certain accounts payable and accrued expenses, lower tax payments and interest payments and a reduction in excess tax benefits from stock-based compensation, partially offset by an increase in prepayment of certain expenses. It is possible for some large customer receivables that were anticipated to be collected in one quarter to be delayed to the next quarter. The timing of collection of customer receivables can vary slightly from one period to the next, which can impact cash flows from operating activities. For example, certain significant customer receivables which were anticipated to be collected in March 2015 were instead collected in April 2015, which negatively impacted cash flows from operating activities for the three months ended March 31, 2015. We expect that we will continue to generate cash from our operating activities during the remainder of 2015 and beyond.

Investing Activities. The net cash used in investing activities for the three months ended March 31, 2015 was primarily due to $150.1 million of capital expenditures primarily as a result of expansion activity, $38.3 million for the purchases of land in San Jose, California and $18.4 million for the purchase of investments, offset by sales and maturities of investments for $13.7 million. The net cash provided by investing activities for the three months ended March 31, 2014 was primarily due to $315.1 million of sales and maturities of investments, partially offset by $93.4 million of purchases of investments, $105.9 million of capital expenditures primarily as a result of expansion activity and $16.8 million for the purchase of a plot of land in Melbourne, Australia. During 2015, we expect that our IBX expansion construction activity will be greater than our 2014 levels. However, if the opportunity to expand is greater than planned and we have sufficient funding to pursue such expansion opportunities, we may further increase the level of capital expenditures to support this growth as well as pursue additional business acquisitions, property acquisitions or joint ventures.

Financing Activities. The net cash used in financing activates for the three months ended March 31, 2015 was primarily due to a $96.6 million dividend distribution and $18.7 million repayment of various debt, capital leases and other financing obligations, offset by $16.4 million of proceeds from employee equity awards. The net cash used in financing activities for the three months ended March 31, 2014 was primarily due to $47.1 million of purchases of treasury stock under our share repurchase program that expired on December 31, 2014 and $14.6 million of repayments of various debt, capital leases and other financing obligations, partially offset by $14.4 million of proceeds from employee equity awards and $10.0 million of excess tax benefits from stock-based compensation. Going forward, we expect that our financing activities will consist primarily of repayment of our debt and additional financings needed to support expansion opportunities, additional acquisitions or joint ventures, the payment of our regular cash dividends and the cash portion of our 2015 Special Distributions.

Contractual Obligations and Off-Balance-Sheet Arrangements

We lease a majority of our IBX data centers and certain equipment under non-cancelable lease agreements expiring through 2053. The following represents our debt maturities, financings, leases and other contractual commitments as of March 31, 2015 (in thousands):

	2015 (9 months)	2016	2017	2018	2019	Thereafter	Total
Capital lease and other financing obligations (1)	89,638	122,378	127,116	130,573	130,579	1,416,763	2,017,047
Operating leases (2)	72,303	95,661	91,814	87,192	81,608	571,029	999,607
Other contractual commitments (3)	380,916	90,055	52,497	3,367	2,497	24,099	553,431
Asset retirement obligations (4)	—	480	9,047	3,248	11,175	44,056	68,006

	$542,857	$308,574	$280,474	$224,380	$225,859	$2,055,947	$3,638,091

(1)	Represents principal and interest.
(2)	Represents minimum operating lease payments, excluding potential lease renewals.
(3)	Represents off-balance sheet arrangements. Other contractual commitments are described below.
(4)	Represents liability, net of future accretion expense.

There are no other material changes in our commitments under convertible debt, senior notes, term loans, ALOG financings, mortgage payable and other loans payable as well as the ALOG acquisition contingent consideration, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

In connection with certain of our leases and other contracts requiring deposits, we entered into 29 irrevocable letters of credit totaling $44.1 million under the revolving credit facility. These letters of credit were provided in lieu of cash deposits under the multicurrency revolving credit facility. If the landlords for these IBX leases decide to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the multicurrency revolving credit facility. These contingent commitments are not reflected in the table above.

We had accrued liabilities related to uncertain tax positions totaling approximately $24.8 million as of March 31, 2015. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.

Primarily as a result of our various IBX data center expansion projects, as of March 31, 2015, we were contractually committed for $214.3 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2015 and thereafter, is reflected in the table above as “other contractual commitments.”

We had other non-capital purchase commitments in place as of March 31, 2015, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2015 and beyond. Such other purchase commitments as of March 31, 2015, which total $339.2 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $150.0 million to $200.0 million, in addition to the $214.3 million in contractual commitments discussed above as of March 31, 2015, in our various IBX data center expansion projects during 2015 and thereafter in order to complete the work needed to open these IBX data centers. These non-contractual capital expenditures are not reflected in the table above. If we so choose, whether due to economic factors or other considerations, we could delay these non-contractual capital expenditure commitments to preserve liquidity.

Critical Accounting Policies and Estimates

Equinix’s financial statements and accompanying notes are prepared in accordance with GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by management’s application of accounting policies. On an ongoing basis, management evaluates its estimates and judgments. Critical accounting policies for Equinix that affect our more significant judgment and estimates used in the preparation of our condensed consolidated financial statements include accounting for income taxes, accounting for business combinations, accounting for impairment of goodwill and accounting for property, plant and equipment, which are discussed in more detail under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2014.

As discussed previously, on December 23, 2014, our Board of Directors formally approved our conversion to a REIT effective on January 1, 2015. We completed the implementation of the REIT conversion in 2014. Effective on January 1, 2015, we have elected to be treated as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income taxes on taxable income distributed to our stockholders. We intend to distribute the entire taxable income generated by the operations of our QRSs for the tax year ending December 31, 2015. As such, no provision for U.S. income taxes for the REIT has been included in the accompanying condensed consolidated financial statements for the three months ended March 31, 2015.

We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. U.S. income taxes for the TRS entities located in the country and foreign income taxes for our foreign operations were accrued, as necessary, for the three months ended March 31, 2015.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

While there have been no significant changes in our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the three months ended March 31, 2015 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2014, the U.S. dollar strengthened relative to certain of the currencies of the foreign countries in which we operate during the three months ended March 31, 2015. This has significantly impacted our consolidated financial position and results of operations during this period, including the amount of revenue that we reported. Continued strengthening or weakening of the U.S. dollar will continue to have a significant impact to us in future periods.

Excluding consideration from hedging contracts, an immediate 10% appreciation in current foreign exchange rates as of March 31, 2015 would have resulted in an increase of $29.8 million and $4.9 million in revenue and net income before taxes. Excluding consideration from hedging contracts, an immediate 10% depreciation in current foreign exchange rates as of March 31, 2015 would have resulted in a decrease of $29.7 million and $7.3 million in revenue and net income before taxes.

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

(b) Changes in Internal Control over Financial Reporting. During the first quarter of 2015, we began operating as a REIT and, as a result, we have implemented new internal control processes and procedures related to the tests that we must comply with under the U.S. Internal Revenue Code to maintain our qualification as a REIT. As a REIT for U.S. federal income tax purposes, we must satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets and the amounts we distribute to our stockholders. The new internal control processes and procedures were undertaken as a result of our conversion to a REIT effective on January 1, 2015 and not in response to any actual or perceived deficiencies in our internal control over financial reporting.

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

We expect to be taxed as a REIT under the Code, commencing with our taxable year beginning January 1, 2015. We believe we are operating so as to qualify as a REIT under the Code and believe that our organization and method of operation complies with the rules and regulations promulgated under the Code and will enable us to continue to qualify as a REIT. However, we cannot assure you that we will qualify as a REIT, or that we will remain qualified as a REIT. Qualification as a REIT requires us to satisfy numerous requirements (some on an annual and others on a quarterly basis) established under highly technical and complex sections of the Code which may change from time to time and for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, we must derive at least 95% of our gross income in any year from qualifying sources. In addition, we must satisfy specified asset tests on a quarterly basis.

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

In addition, if we fail to qualify as a REIT, we still will have incurred substantial costs to support the REIT conversion and may still be subject to federal and state tax liability of approximately $360.0 to $370.0 million resulting from the recapture of depreciation and amortization expenses, of which $281.0 million has been settled as of March 31, 2015.

As a REIT, failure to make required distributions would subject us to federal corporate income tax.

We began paying quarterly distributions in the first quarter of 2015. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To qualify and be taxed as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to qualify for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, the creation of reserves or required debt service or amortization payments.

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

As a REIT for U.S. federal income tax purposes, we must satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets and the amounts we distribute to our stockholders. For example, under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of our TRS and other nonqualifying assets. This limitation may affect our ability to make large investments in other non-REIT qualifying operations or assets. In addition, in order to maintain qualification as a REIT, we must annually distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. Even if we maintain our qualification as a REIT, we will be subject to U.S. federal income tax at regular corporate rates for our undistributed REIT taxable income, as well as U.S. federal income tax at regular corporate rates for income recognized by our TRS. Because of these distribution requirements, we will likely not be able to fund future capital needs and investments from operating cash flow. As such, compliance with REIT tests may hinder our ability to make certain attractive investments, including the purchase of significant nonqualifying assets and the material expansion of non-real estate activities.

There are uncertainties relating to our estimate of our 2015 Special Distributions and the expected value of the deemed distributions associated with the 2015 Conversion Rate Adjustments, as well as the percentage of common stock and cash we may distribute in the 2015 Special Distributions.

We have provided an estimated range of our 2015 Special Distributions and the expected value of the deemed distributions associated with the 2015 Conversion Rate Adjustments. Our 2015 Special Distributions will encompass our depreciation recapture in respect of our accounting method changes commenced in our pre-REIT period as well as dividend income recognized from the cumulative foreign earnings and profits of the data center operations outside the U.S. to be included in the REIT conversion as of January 1, 2015. However, our estimate of extraordinary items of taxable income in 2015 may be incorrect. For these reasons and others, our actual 2015 Special Distributions and, consequently, the estimated range of the sum of the 2015 Special Distributions together with the expected value of the deemed distributions associated with the 2015 Conversion Rate Adjustments, may be materially different from our current estimates.

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

Over the last several years, we have completed several acquisitions, including that of Switch & Data Facilities Company, Inc. (“Switch and Data”) in 2010, an approximate 53% controlling equity interest in ALOG Data Centers do Brasil S.A. (“ALOG”) in 2011 and the remaining outstanding shares of ALOG in 2014, Asia Tone Limited and ancotel GmbH in 2012, an acquisition of a Dubai IBX data center in 2012, an acquisition of a carrier hotel in Frankfurt in 2013 and Nimbo in 2015. We may make additional acquisitions in the future, which may include (i) acquisitions of businesses, products, services or technologies that we believe to be complementary, (ii) acquisitions of new IBX data centers or real estate for development of new IBX data centers or (iii) acquisitions through investments in local data center operators. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, including:

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

We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with qualifying as or maintaining qualification as a REIT. As of March 31, 2015, our total indebtedness was approximately $4.7 billion, our stockholders’ equity was $2.2 billion and our cash and investments totaled $1.1 billion. In addition, as of March 31, 2015, we had approximately $955.9 million of additional liquidity available to us from our $1.0 billion revolving credit facility as part of a $1.5 billion senior credit facility agreement entered into with a group of lenders. Some of our debt contains covenants which may limit our operating flexibility. In addition to our substantial debt, we lease a majority of our IBX data centers and certain equipment under non-cancellable lease agreements, the majority of which are accounted for as operating leases. As of March 31, 2015, our total minimum operating lease commitments under those lease agreements, excluding potential lease renewals, was approximately $999.6 million, which represents off-balance sheet commitments.

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

For the years ended December 31, 2014, 2013 and 2012, we recognized approximately 49%, 46% and 44%, respectively, of our revenues outside the U.S. For the three months ended March 31, 2015, we recognized approximately 48% of our revenues outside of the US. We currently operate outside of the U.S. in Canada, Brazil, EMEA and Asia-Pacific.

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

As of March 31, 2015, our accumulated deficit was $219.5 million. Although we have generated net income for each fiscal year since 2008, except for the year ended December 31, 2014, we are also currently investing heavily in our future growth through the build out of multiple additional IBX data centers and IBX data center expansions as well as acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/14/11	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/11/13	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	10-Q	6/30/14	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	12/23/14	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture dated June 12, 2009 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/12/09	4.1

4.3	Form of 4.75% Convertible Subordinated Note Due 2016 (see Exhibit 4.2).

4.4	Indenture for the 2020 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/13	4.1

4.5	Form of 4.875% Senior Note due 2020 (see Exhibit 4.4)	8-K	3/5/13	4.2

4.6	Indenture for the 2023 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/13	4.3

4.7	Form of 5.375% Senior Note due 2023 (see Exhibit 4.6)	8-K	3/5/13	4.4

4.8	Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/14	4.1

4.9	First Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/14	4.2

4.10	Form of 5.375% Senior Note due 2022 (see Exhibit 4.9)	8-K	11/20/14	4.3

4.11	Second Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/14	4.4

4.12	Form of 5.750% Senior Note due 2025 (see Exhibit 4.11)	8-K	11/20/14	4.5

4.13	Form of Registrant’s Common Stock Certificate	10-K	12/31/14	4.13

10.1	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333- 93749)	12/29/99	10.5

10.2	2000 Equity Incentive Plan, as amended.	10-Q	3/31/12	10.2

10.3	2000 Director Option Plan, as amended.	10-K	12/31/07	10.4

10.4	2001 Supplemental Stock Plan, as amended.	10-K	12/31/07	10.5

10.5	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	10-Q	6/30/14	10.5

10.6	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/08	10.31

10.7	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/08	10.32

10.8	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.33

10.9	Severance Agreement by and between Peter Ferris and Equinix, Inc. dated December 17, 2008.	10-K	12/31/08	10.34

10.10	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.35

10.11	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.1

10.12	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.2

10.13	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.4

10.14	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.5

10.15	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.7

10.16	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.8

10.17	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333- 137607) filed by Switch & Data Facilities Company, Inc.	2/5/07	10.9

10.18	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30, 2010.	10-Q	9/30/10	10.42

10.19	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Ferris, Meyers, Smith, Taylor and Van Camp.	10-K	12/31/10	10.33

10.20	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.	10-K	12/31/10	10.34

10.21	Offer Letter from Equinix, Inc. to Sara Baack dated July 31, 2012.	10-Q	3/31/13	10.42

10.22	Restricted Stock Unit Agreement for Sara Baack under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/13	10.43

10.23	Change in Control Severance Agreement by and between Sara Baack and Equinix, Inc. dated July 31, 2012.	10-Q	3/31/13	10.44

10.24	Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/13	10.46

10.25	Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/13	10.47

10.26	International Long-Term Assignment Letter by and between Equinix, Inc. and Eric Schwartz, dated May 21, 2013.	10-Q	6/30/13	10.51

10.27	Employment Agreement by and between Equinix (EMEA) B.V. and Eric Schwartz, dated as of August 7, 2013.	10-Q	9/30/13	10.54

10.28	Restricted Stock Unit Agreement dated August 14, 2013 for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	9/30/13	10.55

10.29	Equinix, Inc. 2014 Incentive Plan.	10-Q	3/31/14	10.48

10.30	Offer Letter from Equinix, Inc. to Karl Strohmeyer dated October 28, 2013.	10-Q	3/31/14	10.49

10.31	Restricted Stock Unit Agreement for Karl Strohmeyer under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/14	10.50

10.32	Change in Control Severance Agreement by and between Karl Strohmeyer and Equinix, Inc. dated December 2, 2013.	10-Q	3/31/14	10.51

10.33	2014 Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/14	10.52

10.34	2014 Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/14	10.53

10.35	2014 Form of TSR Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/14	10.54

10.36	2014 Form of TSR Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/14	10.55

10.37	Lease between Digital 1350 Duane, LLC and Equinix LLC, dated March 27, 2014.	10-Q	3/31/14	10.56

10.38	Amendment Agreement dated as of May 2, 2014, between Equinix, Inc. and Goldman, Sachs & Co., amending and restating the Master Terms and Conditions for Capped Call Transactions between Equinix, Inc. and Goldman, Sachs & Co. and amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.54

10.39	Amendment Agreement dated as of May 2, 2014, between Equinix, Inc. and Deutsche Bank AG, London Branch, amending and restating the Master Terms and Conditions for Capped Call Transactions between Equinix, Inc. and Deutsche Bank AG, London Branch and amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.55

10.40	Amendment Agreement dated as of May 2, 2014, between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch, amending and restating the Master Terms and Conditions for Capped Call Transactions between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch and amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.56

10.41	Amendment Agreement, dated as of May 13, 2014, between Equinix, Inc. and Goldman, Sachs & Co., amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.57

10.42	Amendment Agreement dated as of May 13, 2014, between Equinix, Inc. and Deutsche Bank AG, London Branch, amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.58

10.43	Amendment Agreement dated as of May 13, 2014, between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch, amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.59

10.44	Amendment Agreement, dated as of June 6, 2014, between Equinix, Inc. and Goldman, Sachs & Co., amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.6

10.45	Amendment Agreement dated as of June 6, 2014, between Equinix, Inc. and Deutsche Bank AG, London Branch, amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.61

10.46	Amendment Agreement dated as of June 6, 2014, between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch, amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.62

10.47	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014	10-Q	9/30/14	10.67

10.48	Credit Agreement, by and among Equinix, Inc., as borrower, Equinix LLC and Switch & Data LLC as guarantors, the Lenders (defined therein), Bank of America, N.A., as administrative agent, a Lender and L/C issuer, JPMorgan Chase Bank, N.A., and TD Securities (USA) LLC, as co-syndication agents, Barclays Bank PLC, Citibank, N.A., Royal Bank of Canada and ING Bank N.V., Singapore Branch, as Co-Documentation Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and TD Securities (USA) LLC, as joint lead arrangers and book runners, dated December 17, 2014.	10-K	12/31/14	10.48

10.49	Equinix, Inc. 2015 Incentive Plan.				X

10.50	2015 Form of Revenue/ AFFO Restricted Stock Unit Agreement for executives.				X

10.51	2015 Form of TSR Restricted Stock Unit Agreement for executives.				X

10.52	2015 Form of Time-Based Restricted Stock Unit Agreement for executives.				X

18.2	Preferable Accounting Principles Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated April 24, 2013.	10-Q	3/31/13	18.2

21.1	Subsidiaries of Equinix, Inc.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Document.				X

101.DEF	XBRL Taxonomy Extension Definition Document.				X

101.LAB	XBRL Taxonomy Extension Labels Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Document.				X

EQUINIX, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.
Date: May 1, 2015
	By:	/S/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document
10.49	Equinix, Inc. 2015 Incentive Plan.

10.50	2015 Form of Revenue/AFFO Restricted Stock Unit Agreement for executives.

10.51	2015 Form of TSR Restricted Stock Unit Agreement for executives.

10.52	2015 Form of Time-Based Restricted Stock Unit Agreement for executives.

21.1	Subsidiaries of Equinix, Inc.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Labels Document.

101. PRE	XBRL Taxonomy Extension Presentation Document.