Form 10-Q
period 2015-06-30
EQUINIX INC
filed 2015-07-31
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s Common Stock as of June 30, 2015 was 56,958,446.

EQUINIX, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$336,133	$610,917
Short-term investments	95,397	529,395
Accounts receivable, net	293,855	262,570
Current portion of restricted cash	523,003	3,057
Other current assets	81,730	85,004

Total current assets	1,330,118	1,490,943
Long-term investments	4,039	439
Property, plant and equipment, net	5,184,800	4,998,270
Goodwill	1,007,739	1,002,129
Intangible assets, net	131,383	147,527
Restricted cash, less current portion	10,524	14,060
Other assets	157,415	164,065

Total assets	$7,826,018	$7,817,433

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$315,554	$285,796
Accrued property, plant and equipment	128,193	114,469
Current portion of capital lease and other financing obligations	26,832	21,362
Current portion of mortgage and loans payable	59,041	59,466
Current portion of convertible debt	149,780	—
Other current liabilities	138,332	162,664

Total current liabilities	817,732	643,757
Capital lease and other financing obligations, less current portion	1,217,746	1,168,042
Mortgage and loans payable, less current portion	506,631	534,686
Convertible debt, less current portion	—	145,853
Senior notes	2,750,000	2,750,000
Other liabilities	331,319	304,964

Total liabilities	5,623,428	5,547,302

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock	57	57
Additional paid-in capital	3,418,223	3,334,305
Treasury stock	(10,646)	(11,411)
Accumulated dividends	(621,792)	(424,387)
Accumulated other comprehensive loss	(423,173)	(332,443)
Accumulated deficit	(160,079)	(295,990)

Total stockholders’ equity	2,202,590	2,270,131

Total liabilities and stockholders’ equity	$7,826,018	$7,817,433

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Unaudited)
Revenues	$665,582	$605,161	$1,308,756	$1,185,214

Costs and operating expenses:
Cost of revenues	315,757	292,859	614,070	580,384
Sales and marketing	81,248	75,254	159,864	142,682
General and administrative	119,578	111,675	233,218	214,978
Acquisition costs	9,866	676	11,022	861

Total costs and operating expenses	526,449	480,464	1,018,174	938,905

Income from operations	139,133	124,697	290,582	246,309
Interest income	921	744	1,441	2,178
Interest expense	(74,496)	(66,874)	(143,287)	(135,694)
Other income	1,386	681	872	1,359
Loss on debt extinguishment	—	(51,183)	—	(51,183)

Income from operations before income taxes	66,944	8,065	149,608	62,969
Income tax benefit (expense)	(7,485)	2,014	(13,697)	(11,553)

Net income	59,459	10,079	135,911	51,416
Net loss attributable to redeemable non-controlling interests	—	1,249	—	1,299

Net income attributable to Equinix	$59,459	$11,328	$135,911	$52,715

Earnings per share (“EPS”) attributable to Equinix:
Basic EPS	$1.04	$0.22	$2.39	$1.04

Weighted-average shares	56,935	51,332	56,798	50,470

Diluted EPS	$1.03	$0.22	$2.37	$1.04

Weighted-average shares	57,499	51,652	57,410	50,884

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Unaudited)
Net income	$59,459	$10,079	$135,911	$51,416
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (“CTA”) gain (loss)	69,443	23,081	(76,869)	38,051
Unrealized gain (loss) on available for sale securities	17	(74)	120	765
Unrealized gain (loss) on cash flow hedges	(14,290)	54	(3,734)	254
Net investment hedge CTA loss	(10,389)	—	(10,389)	—
Defined benefit plans	83	—	142	—

Total other comprehensive income (loss), net of tax	44,864	23,061	(90,730)	39,070

Comprehensive income, net of tax	104,323	33,140	45,181	90,486

Net loss attributable to redeemable non-controlling interests	—	1,249	—	1,299
Other comprehensive income attributable to redeemable non-controlling interests	—	(750)	—	(2,817)

Comprehensive income attributable to Equinix	$104,323	$33,639	$45,181	$88,968

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six months ended June 30,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net income	$135,911	$51,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	236,267	215,596
Stock-based compensation	64,606	58,811
Excess tax benefits from stock-based compensation	(931)	(11,632)
Amortization of intangible assets	12,745	13,979
Amortization of debt issuance costs and debt discounts	7,585	11,126
Provision for allowance for doubtful accounts	2,890	2,527
Loss on debt extinguishment	—	51,183
Other items	8,937	10,329
Changes in operating assets and liabilities:
Accounts receivable	(41,782)	(53,505)
Income taxes, net	(66,147)	(92,513)
Other assets	(1,574)	10,188
Accounts payable and accrued expenses	49,293	(14,172)
Other liabilities	37,474	17,349

Net cash provided by operating activities	445,274	270,682

Cash flows from investing activities:
Purchases of investments	(324,292)	(115,222)
Sales of investments	718,121	412,013
Maturities of investments	35,431	175,600
Business acquisitions, net of cash acquired	(10,247)	—
Purchases of real estate	(38,282)	(16,791)
Purchases of other property, plant and equipment	(371,462)	(265,723)
Changes in restricted cash	(507,645)	499
Other investing activities, net	—	12

Net cash provided by (used in) investing activities	(498,376)	190,388

Cash flows from financing activities:
Purchases of treasury stock	—	(255,383)
Proceeds from employee equity awards	16,565	15,821
Excess tax benefits from stock-based compensation	931	11,632
Payment of dividends	(192,968)	—
Proceeds from loans payable	490,000	128
Repayment of convertible debt	—	(29,479)
Repayment of capital lease and other financing obligations	(13,638)	(9,283)
Repayment of mortgage and loans payable	(518,629)	(27,094)
Debt extinguishment costs	—	(22,552)
Debt issuance costs	(617)	—

Net cash used in financing activities	(218,356)	(316,210)
Effect of foreign currency exchange rates on cash and cash equivalents	(3,326)	1,580

Net increase (decrease) in cash and cash equivalents	(274,784)	146,440
Cash and cash equivalents at beginning of period	610,917	261,894

Cash and cash equivalents at end of period	$336,133	$408,334

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

Income Taxes

In September 2012, the Company announced that its Board of Directors approved a plan for Equinix to pursue conversion to a real estate investment trust (“REIT”). On December 23, 2014, its Board of Directors formally approved its conversion to a REIT effective on January 1, 2015. The Company completed the implementation of the REIT conversion in 2014, and as a result the Company has elected to be treated as a REIT for federal income tax purposes effective January 1, 2015. In May 2015, the Company received a favorable response to the private letter ruling (“PLR”) it had requested from the U.S. Internal Revenue Service (“IRS”) in connection with the Company’s conversion to a REIT for federal income tax purposes. As a result, the Company may deduct the distributions made to its shareholders from taxable income generated by the Company and its Qualified REIT Subsidiaries (“QRSs”). The Company’s dividends paid deduction generally eliminates the taxable income of the Company and its QRSs, resulting in no U.S. income tax due. However, the Taxable REIT Subsidiaries (“TRSs”) will continue to be subject to income taxes on any taxable income generated by them. In addition, the foreign operations of the Company will continue to be subject to local income taxes regardless of whether the foreign operations are operated as a QRS or a TRS.

The Company provides for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate is subject to change in the future due to various factors such as the operating performances of the REIT and TRSs, tax law changes and future business acquisitions.

The Company’s effective tax rates were 9.2% and 18.3% for the six months ended June 30, 2015 and 2014, respectively. The decrease in the effective tax rate is primarily due to the reduced tax rate as a result of the REIT conversion. As a REIT, the Company is entitled to a deduction for dividends paid, resulting in a substantial reduction of federal income tax expense.

Recent Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-07, Fair Value Measurement, which permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years with early adoption permitted. A reporting entity should apply the amendment retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. The Company does not believe the adoption of ASU 2015-07 will have a significant impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (“ASU 2015-03”), to simplify the presentation of debt issuance costs. The ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs is not affected by this ASU. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

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

In January 2015, FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (“ASU 2015-01”), to simplify the income statement presentation requirements by eliminating the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not believe the adoption of ASU 2015-01 will have a significant impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This ASU requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which companies expect to be entitled in exchange for those goods or services. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. This ASU is effective for fiscal years and interim periods beginning after December 15, 2016. On July 9, 2015, the FASB decided to delay the effective date of this standard to annual reporting periods beginning after December 15, 2017. The FASB permitted early adoption of this standard, but with an adoption date no earlier than December 15, 2016, the original effective date of this ASU. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods presented (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$59,459	$10,079	$135,911	$51,416
Net loss attributable to redeemable non-controlling interests	—	1,249	—	1,299

Net income attributable to Equinix, basic and diluted	$59,459	$11,328	$135,911	$52,715

Weighted-average shares used to calculate basic EPS	56,935	51,332	56,798	50,470
Effect of dilutive securities:
Employee equity awards	564	320	612	414

Weighted-average shares used to calculate diluted EPS	57,499	51,652	57,410	50,884

EPS attributable to Equinix:
Basic EPS	$1.04	$0.22	$2.39	$1.04

Diluted EPS	$1.03	$0.22	$2.37	$1.04

The following table sets forth weighted-average outstanding potential shares of common stock that are not included in the diluted earnings per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Shares reserved for conversion of 3.00% convertible subordinated notes	—	3,151	—	3,258
Shares reserved for conversion of 4.75% convertible subordinated notes	1,958	2,849	1,950	3,636
Common stock related to employee equity awards	99	294	95	307

	2,057	6,294	2,045	7,201

3. Acquisitions

Nimbo Acquisition

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

Offer for TelecityGroup

On May 29, 2015, the Company announced a cash and share offer for the entire issued and to be issued share capital of Telecity Group plc (“TelecityGroup”) for total consideration of approximately £2,351,900,000 or $3,594,409,000. The Company expects to close this transaction in the first half of 2016. As the offer to TelecityGroup includes an element of cash, the Company is required to include a confirmation that the Company has sufficient cash available to fulfill the offer, according to the UK Takeover Code. As a result, the Company placed £322,851,000 or approximately $493,801,000 into a restricted cash account, which was included in the current portion of restricted cash in its condensed consolidated balance sheet.

In addition, the Company entered into a bridge credit agreement with J.P. Morgan Chase Bank, N.A. (“JPMCB”) as the initial lender and as administrative agent for the lenders from time to time party thereto (the “Lenders”) for a principal amount of £875,000,000 or approximately $1,340,000,000 (the “Bridge Loan”). The Bridge Loan has an initial maturity of 12 months from the date of the first drawdown and, at the initial maturity date (if not repaid prior to that time), will be converted into seven-year extended bridge loans. The total estimated initial commitment fees associated with the Bridge Loan are approximately £4,375,000 or $6,701,000 and will be paid on the earlier of the consummation of the acquisition and the termination of the Bridge Loan. As of June 30, 2015, the Company had accrued commitment fees of approximately $1,337,000 associated with the Bridge Loan in interest expense in its condensed consolidated statement of operations.

The Bridge Loan bears interest during the first three months in which the funds are advanced, at an initial annual rate of LIBOR plus 5.00%. Thereafter, the rate for each subsequent three-month period increases by 0.5% over the applicable margin in effect for the immediately preceding three-month period, subject to a cap (the “Total Cap”). Prior to February 28, 2016, the Total Cap is equal to 1.50% plus the greatest of (i) the yield on the Company’s 5.750% senior notes due 2025, (ii) the yield on the J.P. Morgan US Dollar Global High Yield Index minus 1.21% and (iii) 4.875%. On and after February 28, 2016, the Total Cap is equal to 1.75% plus the greatest of (i) the yield on the Company’s 5.750% senior notes due 2025, (ii) the yield on the J.P. Morgan US Dollar Global High Yield Index minus 1.21% and (iii) 4.875%. Under certain circumstances the Bridge Loan will bear interest at the Total Cap as determined weekly. The Bridge Loan is unsecured and is guaranteed by certain of the Company’s domestic subsidiaries. As of June 30, 2015, the Company had not made any advances on the Bridge Loan. The Company intends to obtain permanent financing prior to the closing of the TelecityGroup acquisition to replace and terminate the Bridge Loan.

4. Derivatives and Hedging Activities

Derivatives Designated as Hedging Instruments

Net Investment Hedges. The Company is exposed to the impact of foreign exchange rate fluctuations in the investments in its wholly-owned foreign subsidiaries that are denominated in currencies other than the U.S. dollar. In order to mitigate the volatility in foreign currency exchange rates, the Company entered into a foreign currency term loan during the three months ended June 30, 2015 (as discussed in Note 7) and designated 100% of the term loan to hedge its net investments in its wholly-owned foreign subsidiaries that are denominated in the same foreign currencies as the term loan. All changes in the fair value of the hedging instrument designated as a net investment hedge, except the ineffective portion, are recorded as a component of other comprehensive income on the condensed consolidated balance sheet. As of June 30, 2015, the Company designated $490,210,000 of its foreign currency term loan to hedge investments in its wholly-owned foreign subsidiaries. As a result, the Company recorded foreign exchange losses of $10,389,000 in other comprehensive income for the three and six months ended June 30, 2015. The Company recorded no ineffectiveness from its net investment hedges for the three and six months ended June 30, 2015.

Cash Flow Hedges. The Company hedges its exposure to foreign currency exchange rate fluctuations for forecasted revenues and expenses in its EMEA region in order to help manage the Company’s exposure to foreign currency exchange rate fluctuations between the U.S. dollar and the British pound, Euro and Swiss franc.

Effective January 1, 2015, the Company entered into intercompany derivative hedging instruments (“intercompany derivatives”) with a wholly-owned subsidiary of the Company and simultaneously entered into derivative contracts with unrelated parties to hedge certain forecasted revenues and expenses denominated in currencies other than the U.S. dollar. The following disclosure is prepared on a consolidated basis; intercompany assets and liabilities resulting from intercompany derivatives are eliminated in consolidation.

As of June 30, 2015, the Company’s cash flow hedges had maturities within 1 month to 2.5 years, as follows (in thousands):

	Notional Amount	Fair Value (1)	Accumulated other comprehensive income (loss) (2)(3)
Derivative assets	$166,709	$9,281	$21,763
Derivative liabilities	211,036	(5,064)	(17,939)

	$377,745	$4,217	$3,824

(1)	All derivative assets related to cash flow hedges are included in the condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.
(2)	Included in the condensed consolidated balance sheets within accumulated other comprehensive income (loss).
(3)	The Company recorded a net gain of $6,719 within accumulated other comprehensive income (loss) relating to cash flow hedges that are expected to mature in the next 12 months.

As of December 31, 2014, the Company’s cash flow hedges had maturities within 1 month to 1 year as follows (in thousands):

	Notional Amount	Fair Value (1)	Accumulated other comprehensive income (loss) (2)
Derivative assets	$281,055	$8,404	$8,480
Derivative liabilities	—	—	—

	$281,055	$8,404	$8,480

(1)	All derivative assets related to cash flow hedges are included in the condensed consolidated balance sheets within other current assets.
(2)	Included in the condensed consolidated balance sheets within accumulated other comprehensive income (loss).

During the three months ended June 30, 2015 and 2014, there were no ineffective cash flow hedges. During the three months ended June 30, 2015, the amount of gains reclassified from accumulated other comprehensive income (loss) to revenue were $7,428,000 and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses were not significant. During the three months ended June 30, 2014, the amount of gains (losses) reclassified from accumulated other comprehensive income (loss) to revenue and operating expenses were not significant.

During the six months ended June 30, 2015 and 2014, there were no ineffective cash flow hedges. During the six months ended June 30, 2015, gains of $15,506,000 were reclassified from accumulated other comprehensive income (loss) to revenue and net losses of $2,983,000 were reclassified from accumulated other comprehensive income (loss) to operating expenses. During the six months ended June 30, 2014, net losses of $2,662,000 were reclassified from accumulated other comprehensive income (loss) to revenue and gains reclassified from accumulated other comprehensive income (loss) to operating expenses were not significant.

Derivatives Not Designated as Hedging Instruments

Embedded Derivatives. The Company is deemed to have foreign currency forward contracts embedded in certain of the Company’s customer agreements that are priced in currencies different from the functional or local currencies of the parties involved. These embedded derivatives are separated from their host contracts and carried on the Company’s balance sheet at their fair value. The majority of these embedded derivatives arise as a result of the Company’s foreign subsidiaries pricing their customer contracts in the U.S. dollar. Gains and losses on these embedded derivatives are included within revenues in the Company’s condensed consolidated statements of operations. During the three months ended June 30, 2015, the Company recognized a net loss of $2,057,000 and during the three months ended June 30, 2014, gains (losses) from these embedded derivatives were not significant. During the six months ended June 30, 2015, gains (losses) from these embedded derivatives were not significant and during the six months ended June 30, 2014, the Company recognized a net loss of $2,416,000, respectively, associated with these embedded derivatives.

Economic Hedges of Embedded Derivatives. The Company uses foreign currency forward contracts to manage the foreign exchange risk associated with the Company’s embedded derivatives (“economic hedges of embedded derivatives”). Gains and losses on these contracts are included in revenues along with gains and losses of the related embedded derivatives. The Company entered into various economic hedges of embedded derivatives during the three and six months ended June 30, 2015 and 2014. Gains (losses) from these contracts were not significant for the periods then ended.

Foreign Currency Forward and Option Contracts. The Company also uses foreign currency forward and options contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of the foreign currency-denominated assets and liabilities change. Gains and losses on these contracts are included in other income (expense), net, along with those foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with the foreign currency forward and options contracts. During the three and six months ended June 30, 2015, the Company recognized a net loss of $12,719,000 and $2,462,000, respectively. During the three and six months ended 2014, the Company recognized a net gain of $2,017,000 and $2,901,000, respectively.

Offsetting Derivative Assets and Liabilities

The following table presents the fair value of derivative instruments recognized in the Company’s condensed consolidated balance sheets as of June 30, 2015 (in thousands):

	Gross Amounts	Gross amounts offset in the balance sheet	Net amounts (1)	Gross amounts not offset in the balance sheet (2)	Net
Assets:
Designated as hedging instruments:
Foreign currency forward contracts	$9,281	$—	$9,281	$(4,566)	$4,715

Not designated as hedging instruments:
Embedded derivatives	7,640	—	7,640	—	7,640
Economic hedges of embedded derivatives	438	—	438	(18)	420
Foreign currency forward contracts	1,142	—	1,142	(210)	932

	9,220	—	9,220	(228)	8,992
Additional netting benefit	—	—	—	(815)	(815)

	$18,501	$—	$18,501	$(5,609)	$12,892

Liabilities:
Designated as hedging instruments:
Foreign currency forward contracts	$5,064	$—	$5,064	$(4,566)	$498

Not designated as hedging instruments:
Embedded derivatives	134	—	134	—	134
Economic hedges of embedded derivatives	18	—	18	(18)	—
Foreign currency forward contracts	10,037	—	10,037	(210)	9,827

	10,189	—	10,189	(228)	9,961
Additional netting benefit	—	—	—	(815)	(815)

	$15,253	$—	$15,253	$(5,609)	$9,644

(1)	As presented in the Company’s condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.
(2)	The Company enters into master netting agreements with its counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default.

The following table presents the fair value of derivative instruments recognized in the Company’s condensed consolidated balance sheets as of December 31, 2014 (in thousands):

	Gross Amounts	Gross amounts offset in the balance sheet	Net balance sheet amounts (1)	Gross amounts not offset in the balance sheet (2)	Net
Assets:
Designated as hedging instruments:
Foreign currency forward contracts	$8,404	$—	$8,404	$—	$8,404

Not designated as hedging instruments:
Embedded derivatives	9,182	—	9,182	—	9,182
Foreign currency forward and option contracts	5,153	—	5,153	(138)	5,015

	14,335	—	14,335	(138)	14,197
Additional netting benefit	—	—	—	(508)	(508)

	$22,739	$—	$22,739	$(646)	$22,093

Liabilities:
Designated as hedging instruments:
Foreign currency forward contracts	$—	$—	$—	$—	$—

Not designated as hedging instruments:
Embedded derivatives	4	—	4	—	4
Economic hedges of embedded derivatives	390	—	390	—	390
Foreign currency forward and option contracts	416	—	416	(138)	278

	810	—	810	(138)	672
Additional netting benefit	—	—	—	(508)	(508)

	$810	$—	$810	$(646)	$164

(1)	As presented in the Company’s condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.
(2)	The Company enters into master netting agreements with its counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default.

5. Fair Value Measurements

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 were as follows (in thousands):

	Fair value at June 30,	Fair value measurement using
	2015	Level 1	Level 2
Assets: (1)
Money market and deposit accounts	$65,058	$65,058	$—
U.S. government agency securities	95,397	—	95,397
Certificates of deposit	12,230	—	12,230
Derivative instruments (2)	18,501	—	18,501

	$191,186	$65,058	$126,128

Liabilities:
Derivative instruments (2)	$15,253	$—	$15,253

	$15,253	$—	$15,253

(1)	Excludes cash and restricted cash.
(2)	Includes embedded derivatives, economic hedges of embedded derivatives and foreign currency forward and options contracts. Amounts are included within other current assets, other assets, other current liabilities and other liabilities in the Company’s accompanying condensed consolidated balance sheet.

The Company did not have any significant Level 3 financial assets or financial liabilities as of June 30, 2015.

6. Leases

Capital Lease and Other Financing Obligations

Atlanta 1 Capital Lease

In May 2015, the Company entered into a lease amendment to extend the lease term of the Company’s Atlanta 1 IBX (the “AT1 Lease”). The lease was originally accounted for as an operating lease. Pursuant to the accounting standard for leases, the Company reassessed the lease classification of the AT1 Lease as a result of the lease amendment and determined that upon the amendment the lease should be accounted for as a capital lease. The Company recorded a capital lease asset and liability totaling approximately $21,274,000 during the three months ended June 30, 2015. The lease term was extended to September 2035.

Atlanta 2 Capital Lease

In January 2015, the Company entered into a lease amendment to extend the lease term of the Company’s Atlanta 2 IBX (the “AT2 Lease”). The lease was originally accounted for as an operating lease. Pursuant to the accounting standard for leases, the Company reassessed the lease classification of the AT2 Lease as a result of the lease amendment and determined that upon the amendment the lease should be accounted for as a capital lease. The Company recorded a capital lease asset totaling approximately $25,960,000 and a capital lease liability totaling approximately $26,230,000 during the three months ended March 31, 2015. The lease term, including a renewal option, was extended to December 2024.

Maturities of Capital Lease and Other Financing Obligations

The Company’s capital lease and other financing obligations are summarized as follows (in thousands):

	Capital lease obligations	Other financing obligations	Total
2015 (6 months remaining)	$36,008	$27,612	$63,620
2016	68,275	57,025	125,300
2017	70,333	60,188	130,521
2018	72,405	61,623	134,028
2019	74,336	59,655	133,991
Thereafter	913,660	569,861	1,483,521

Total minimum lease payments	1,235,017	835,964	2,070,981
Plus amount representing residual property value	—	411,613	411,613
Less estimated building costs	—	(7,771)	(7,771)
Less amount representing interest	(592,984)	(637,261)	(1,230,245)

Present value of net minimum lease payments	642,033	602,545	1,244,578
Less current portion	(18,738)	(8,094)	(26,832)

	$623,295	$594,451	$1,217,746

7. Debt Facilities

Mortgage and Loans Payable

The Company’s mortgage and loans payable consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Term loan	$490,210	$500,000
ALOG financings	43,133	56,863
Mortgage payable and other loans payable	31,649	36,608

	564,992	593,471
Less amount representing debt discount	(1,391)	(1,600)
Plus amount representing mortgage premium	2,071	2,281

	565,672	594,152
Less current portion	(59,041)	(59,466)

	$506,631	$534,686

On April 30, 2015, the Company, as borrower, and certain subsidiaries as guarantors entered into an amendment (the “Amendment”) to its credit agreement dated December 17, 2014 (the “Original Credit Agreement” and, as amended, the “Amended Credit Agreement”). The Original Credit Agreement provided for a senior credit facility of $1,500,000,000, comprised of (i) a $1,000,000,000 senior secured multi-currency revolving credit facility and (ii) a $500,000,000 senior secured term loan facility (the “Term Loan Facility”). The Amended Credit Agreement facilitated the conversion of the outstanding U.S. dollar-denominated principal amount of the Term Loan Facility to an approximately equivalent amount denominated in four foreign currencies. In connection with the execution of the Amended Credit Agreement, on April 30, 2015 the Company prepaid the U.S. dollar-denominated $490,000,000 principal balance of the Term Loan Facility and immediately re-borrowed under the Term Loan Facility the aggregate principal amounts of CHF 47,780,000, €184,945,000, £92,586,000 and ¥11,924,000,000, or approximately $490,000,000. The Company accounted for this transaction as a debt modification. The Company did not incur any gains or losses relating to the debt modification.

The Company will repay the Term Loan Facility in equal quarterly installments on the last business day of each March, June, September and December, commencing on June 30, 2015, equal to the amount of 2.00% of the result of the respective Term Loan Facility on April 30, 2015 divided by 0.98. The remaining principal amount will be paid on the maturity date of the Term Loan Facility.

Convertible Debt

The Company’s convertible debt consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
4.75% convertible subordinated notes	$157,885	$157,885
Less amount representing debt discount	(8,105)	(12,032)

	$149,780	$145,853

4.75% Convertible Subordinated Notes

Holders of the 4.75% convertible subordinated notes were eligible to convert their notes during the quarter ended June 30, 2015 and are eligible to convert their notes during the three months ending September 30, 2015, since the stock price condition conversion clause was met during the applicable periods. As of June 30, 2015, had the holders of the 4.75% convertible subordinated notes converted their notes, the 4.75% convertible subordinated notes would have been convertible into a maximum of 1,964,879 shares of the Company’s common stock.

The 4.75% convertible subordinated notes are scheduled to mature on June 15, 2016. Upon maturity (and assuming that no conversion occurs prior to such maturity), the Company will be obligated to settle any outstanding principal amount of the notes and accrued interest in cash. In addition, should conversion occur prior to maturity, the Company may, at its election, settle the obligation either in cash, stock or a combination of cash and stock.

To minimize the impact of potential dilution upon conversion of the 4.75% convertible subordinated notes, the Company entered into capped call transactions (the “Capped Call”) separate from the issuance of the 4.75% convertible subordinated notes and paid a premium of $49,664,000 for the Capped Call in 2009. The Capped Call covers a total of approximately 4,432,638 shares of the Company’s common stock, subject to adjustment. Under the Capped Call, the Company effectively raised the conversion price of the 4.75% convertible subordinated notes from $84.32 to $114.82.

Pursuant to the declaration of the quarterly dividend in May 2015, the Company further amended the Capped Call agreement to adjust the effective conversion price of the 4.75% convertible subordinated notes from $80.36 to $109.34 per share of common stock. Depending upon the Company’s stock price at the time the 4.75% convertible subordinated notes are redeemed, the settlement of the Capped Call will result in a delivery of up to 1,232,808 shares of the Company’s common stock to the Company; however, the Company will receive no benefit from the Capped Call if the Company’s stock price is $80.36 or lower at the time of conversion and will receive less shares than the 1,232,808 share maximum as described above for share prices in excess of $109.34 at the time of conversion than it would have received at a share price of $109.34 (the Company’s benefit from the Capped Call is capped at $109.34 and the benefit received begins to decrease above this price).

Senior Notes

The Company’s senior notes consisted of the following as of (in thousands):

	June 30, 2015	December 31, 2014
5.375% Senior Notes due 2023	$1,000,000	$1,000,000
5.375% Senior Notes due 2022	750,000	750,000
4.875% Senior Notes due 2020	500,000	500,000
5.75% Senior Notes due 2025	500,000	500,000

	$2,750,000	$2,750,000

Maturities of Debt Facilities

The following table sets forth maturities of the Company’s debt, including mortgage and loans payable, convertible debt and senior notes and excluding debt discounts and premium as of June 30, 2015 (in thousands):

Year ending:
2015 (6 months remaining)	$29,516
2016	216,958
2017	52,885
2018	48,330
2019	348,585
Thereafter	2,778,674

$3,474,948

Fair Value of Debt Facilities

The following table sets forth the estimated fair values of the Company’s mortgage and loans payable, senior notes and convertible debt, including current maturities, as of (in thousands):

	June 30, 2015	December 31, 2014
Mortgage and loans payable	$549,090	$553,045
Convertible debt	159,514	162,159
Senior notes	2,748,513	2,790,023

The Company has determined that the inputs used to value its debt facilities fall within Level 2 of the fair value hierarchy.

Interest Charges

The following table sets forth total interest costs incurred and total interest costs capitalized for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Interest expense	$74,496	$66,874	$143,287	$135,694
Interest capitalized	1,663	4,079	6,542	7,485

Interest charges incurred	$76,159	$70,953	$149,829	$143,179

8. Commitments and Contingencies

Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of June 30, 2015 the Company was contractually committed for $259,984,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of June 30, 2015, such as commitments to purchase power in select locations through the remainder of 2015 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2015 and thereafter. Such other miscellaneous purchase commitments totaled $367,368,000 as of June 30, 2015.

In connection with the cash and share offer to TelecityGroup, the Company has entered into a cooperation agreement with TelecityGroup to secure the clearances and authorization necessary to satisfy the regulatory pre-condition to the TelecityGroup acquisition. The Company has agreed to pay to TelecityGroup £50,000,000 or approximately $76,415,000 if: (i) on or prior to November 29, 2016, the Company invokes the regulatory approvals condition, or (ii) on November 29, 2016, the regulatory approvals condition is not satisfied or waived by the Company.

9. Stockholders’ Equity

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	Balance as of December 31, 2014	Net Change	Balance as of June 30, 2015
Foreign currency translation adjustment (“CTA”) gain (loss)	$(336,946)	$(76,869)	$(413,815)
Unrealized gain (loss) on cash flow hedges	6,603	(3,734)	2,869
Unrealized gain (loss) on available for sale securities	(99)	120	21
Net investment hedge CTA loss	—	(10,389)	(10,389)
Defined benefit plans	(2,001)	142	(1,859)

	$(332,443)	$(90,730)	$(423,173)

Changes in foreign currency exchange rates can have a significant impact to the Company’s consolidated balance sheets (as evidenced above in the Company’s foreign currency translation gain or loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translating into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. As of June 30, 2015, the U.S. dollar was generally stronger relative to certain of the currencies of the foreign countries in which the Company operates. The strength of the U.S. dollar had an overall negative impact on the Company’s consolidated financial position because the foreign denominations translated into fewer U.S. dollars as evidenced by the increase in foreign currency translation loss for the six months ended June 30, 2015 as reflected in the above table. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which the Company operates could have a significant impact on its consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.

Dividends

On May 7, 2015, the Company declared a quarterly cash dividend of $1.69 per share, with a record date of May 27, 2015 and a payment date of June 17, 2015. The Company paid a total of $96,203,000 on June 17, 2015 for the second quarter cash dividend. In addition, the Company accrued an additional $2,443,000 in dividends payable for the restricted stock units that have not yet vested.

On February 19, 2015, the Company declared a quarterly cash dividend of $1.69 per share, with a record date of March 11, 2015 and a payment date of March 25, 2015. The Company paid a total of $96,196,000 on March 25, 2015 for the first quarter cash dividend. In addition, the Company accrued an additional $2,630,000 in dividends payable for the restricted stock units that have not yet vested.

Stock-Based Compensation

In February 2015, the Compensation Committee and the Stock Award Committee of the Company’s Board of Directors approved the issuance of an aggregate of 586,646 shares of restricted stock units to certain employees, including executive officers, pursuant to the 2000 Equity Incentive Plan, as part of the Company’s annual refresh program. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $222.40 and a weighted-average requisite service period of 3.44 years. The valuation of restricted stock units with only a service condition or a service and performance condition requires no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of the Company’s stock price on the date of grant. In connection with the Company’s REIT conversion, the Company used revenue and adjusted funds from operations (“AFFO”) as the performance measurements in the restricted stock units with both service and performance conditions that were granted in February 2015, whereby revenue and adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) were used as the performance measurements in prior years’ grants.

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

The following table presents, by operating expense category, the Company’s stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Cost of revenues	$2,551	$2,228	$4,857	$4,098
Sales and marketing	9,922	7,943	18,633	14,943
General and administrative	21,520	23,659	41,116	39,770

	$33,993	$33,830	$64,606	$58,811

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Adjusted EBITDA:
Americas	$170,886	$158,125	$343,620	$307,688
EMEA	79,533	65,351	155,564	128,556
Asia-Pacific	60,843	51,801	117,826	99,421

Total adjusted EBITDA	311,262	275,277	617,010	535,665
Depreciation, amortization and accretion expense	(128,270)	(116,074)	(250,800)	(229,684)
Stock-based compensation expense	(33,993)	(33,830)	(64,606)	(58,811)
Acquisition costs	(9,866)	(676)	(11,022)	(861)

Income from operations	$139,133	$124,697	$290,582	$246,309

The Company also provides the following additional segment disclosures (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015		2014
Total revenues:
Americas	$371,447	$342,256	$735,416		$672,289
EMEA	173,967	157,162	338,590		308,592
Asia-Pacific	120,168	105,743	234,750		204,333

	$665,582	$605,161	$1,308,756		$1,185,214

Total depreciation and amortization:
Americas	$69,226	$62,765	$135,953		$122,792
EMEA	27,633	27,709	54,140		57,421
Asia-Pacific	30,517	25,238	58,919		49,492

	$127,376	$115,712	$249,012		$229,705

Capital expenditures:
Americas	$104,400	$87,707	$235,655	(1)(2)	$155,222
EMEA	56,927	27,101	84,483		42,665
Asia-Pacific	60,015	45,008	99,853		84,627	(3)

	$221,342	$159,816	$419,991		$282,514

(1)	Includes the purchase price for the business acquisitions, net of cash acquired, which totaled $10,247.
(2)	Includes the purchase price for the San Jose land purchase, which totaled $38,282.
(3)	Includes the purchase of real estate totaling $16,791.

The Company’s long-lived assets are located in the following geographic areas as of (in thousands):

	June 30, 2015	December 31, 2014
Americas	$3,021,032	$2,874,562
EMEA	1,134,157	1,135,319
Asia-Pacific	1,029,611	988,389

	$5,184,800	$4,998,270

Revenue information on a services basis is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Colocation	$496,610	$452,660	$978,155	$887,283
Interconnection	104,661	90,969	206,319	177,995
Managed infrastructure	23,466	27,856	47,321	53,240
Rental	1,954	2,673	4,553	5,343

Recurring revenues	626,691	574,158	1,236,348	1,123,861
Non-recurring revenues	38,891	31,003	72,408	61,353

	$665,582	$605,161	$1,308,756	$1,185,214

No single customer accounted for 10% or greater of the Company’s revenues for the three and six months ended June 30, 2015 and 2014. No single customer accounted for 10% or greater of the Company’s gross accounts receivable as of June 30, 2015 and December 31, 2014.

11. Subsequent Event

On July 29, 2015, the Company declared a quarterly cash dividend of $1.69 per share, which is payable on September 16, 2015 to the Company’s common stockholders of record as of the close of business on August 26, 2015.

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

Overview

In May 2015, as more fully described in Note 3 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we announced an offer for the entire issued and to be issued share capital of Telecity Group plc (“TelecityGroup”), valued at approximately £2.4 billion or $3.6 billion at the time of the announcement. We expect to close this transaction in the first half of 2016. In connection with the transaction, we also entered into a bridge credit agreement with J.P. Morgan Chase Bank, N.A. (“JPMCB”) as the initial lender and as administrative agent for the lenders from time to time who will be a party thereto (the “Lenders”), for a principal amount of £875.0 million or approximately $1.3 billion (the “Bridge Loan”). The Bridge Loan is dedicated solely for the acquisition of TelecityGroup and to satisfy funds certainty requirements. We intend to obtain permanent financing prior to the closing of the acquisition to replace and terminate the Bridge Loan.

In May 2015, as more fully described in Real Estate Investment Trust (“REIT”) Conversion in Item 2 of this Quarterly Report on Form 10-Q, we received a favorable response to the private letter ruling (“PLR”) request we had submitted to the U.S. Internal Revenue Service (“IRS”) in connection with our conversion to a REIT for federal income tax purposes effective for the taxable year commencing January 1, 2015.

In April 2015, as more fully described in Note 7 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we entered into an amendment (the “Amendment”) of our Credit Agreement dated December 17, 2014 (the “Original Credit Agreement”). The Amendment allowed for the conversion of the outstanding U.S. dollar-denominated principal amount of the term loan facility to an approximately equivalent amount denominated in four foreign currencies. In connection with the execution of the Amendment, on April 30, 2015, we repaid the U.S. dollar-denominated $490.0 million principal balance of the term loan facility and immediately re-borrowed under the term loan facility the aggregate principal amount of CHF 47.8 million, €184.9 million, £92.6 million and ¥11.9 million, or approximately $490.0 million.

Equinix provides global data center offerings that protect and connect the world’s most valued information assets. Global enterprises, financial services companies and content and network service providers rely upon Equinix’s leading insight and data centers in 33 markets around the world for the safekeeping of their critical IT equipment and the ability to directly connect to the networks that enable today’s information-driven economy. Equinix offers the following solutions: (i) premium data center colocation, (ii) interconnection and (iii) exchange and outsourced IT infrastructure services. As of June 30, 2015, we operated or had partner International Business Exchange (“IBX”) data centers in the Atlanta, Boston, Chicago, Dallas, Denver, Los Angeles, Miami, New York, Philadelphia, Rio de Janeiro, Sao Paulo, Seattle, Silicon Valley, Toronto and Washington, D.C. metro areas in the Americas region; France, Germany, Italy, the Netherlands, Switzerland, the United Arab Emirates and the United Kingdom in the Europe, Middle East and Africa (“EMEA”) region; and Australia, China, Hong Kong, Indonesia, Japan and Singapore in the Asia-Pacific region.

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

Our utilization rate was approximately 79% as of June 30, 2015 and 77% as of June 30, 2014; however, excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our utilization rate would have increased to approximately 82% as of June 30, 2015. Our utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.

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

Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during any given quarter of the past three years, more than half of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. During the three months ended June 30, 2015 and 2014, our largest customer accounted for approximately 3% and 2% of our recurring revenues, respectively. Our 50 largest customers accounted for approximately 34% and 35% of our recurring revenues for the three months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014, our largest customer accounted for approximately 3% of our recurring revenues. Our 50 largest customers accounted for approximately 36% and 34% of our recurring revenues for the six months ended June 30, 2015 and 2014, respectively.

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

Real Estate Investment Trust (“REIT”) Conversion

In September 2012, we announced that our Board of Directors approved a plan for Equinix to pursue conversion to a REIT. On December 23, 2014, our Board of Directors formally approved our conversion to a REIT effective on January 1, 2015. We completed the implementation of the REIT conversion in 2014, and as a result we have elected to be treated as a REIT for federal income tax purposes effective January 1, 2015. In May 2015, we received a favorable response to the private letter ruling (“PLR”) we had requested from the U.S. Internal Revenue Service (“IRS”) in connection with our conversion to a REIT for federal income tax purposes. The REIT conversion includes almost all of our data center operations in the U.S., Europe and Japan; our data center operations in other jurisdictions will initially be designated as taxable REIT subsidiaries (“TRSs”).

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

We expect to incur a total of approximately $360.0 to $370.0 million in tax liabilities associated with a change in our methods of depreciating and amortizing various data center assets for tax purposes from our prior methods to methods that are more consistent with the characterization of such assets as real property for REIT purposes. These liabilities have been and continue to be generally payable over a four-year period starting in 2012. As of June 30, 2015, we have settled $326.0 million of the estimated federal and state tax liability related to this recapture of depreciation and amortization expenses. The remaining tax liability is expected to be settled by the end of 2015.

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

We intend to declare one or more special distributions in the fourth quarter of 2015 (the “2015 Special Distributions”), which would encompass various items of taxable income that we expect to recognize in 2015, including depreciation recapture in respect of accounting method changes commenced in our pre-REIT period and foreign earnings and profits recognized as dividend income. We estimate the aggregate amount of our 2015 Special Distributions, together with the expected value of the deemed distributions associated with any adjustments to the conversion rate of our outstanding 4.75% convertible subordinated notes resulting from the 2015 Special Distributions (the “2015 Conversion Rate Adjustments”), will equal approximately $580.0 to $680.0 million. The conversion of additional existing data center operations into the REIT and the addition of new entities into the REIT may also result in future special distributions.

We also paid quarterly dividends in 2015 in connection with our conversion to a REIT effective January 1, 2015. On February 19, 2015, we declared a quarterly cash dividend of $1.69 per share, which was paid on March 25, 2015 to shareholders of record on March 11, 2015. On May 7, 2015, we declared a quarterly cash dividend of $1.69 per share, which was paid on June 17, 2015 to shareholders of record on May 27, 2015. On July 29, 2015, we declared a quarterly cash dividend of $1.69 per share, which will be paid on September 16, 2015 to shareholders of record on August 26, 2015.

We continue to monitor our REIT compliance to maintain our status as a REIT. For this, and other reasons, as necessary, we may convert certain of our data center operations in Canada and additional countries in Asia-Pacific into the REIT in future periods.

Results of Operations

Three Months Ended June 30, 2015 and 2014

Revenues. Our revenues for the three months ended June 30, 2015 and 2014 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three months ended June 30,				% change
	2015	%	2014	%	Actual	Constant currency
Americas:
Recurring revenues	$353,605	53%	$325,152	54%	9%	11%
Non-recurring revenues	17,842	3%	17,104	3%	4%	5%

	371,447	56%	342,256	57%	9%	11%

EMEA:
Recurring revenues	160,063	24%	148,625	25%	8%	25%
Non-recurring revenues	13,904	2%	8,537	1%	63%	89%

	173,967	26%	157,162	26%	11%	29%

Asia-Pacific:
Recurring revenues	113,023	17%	100,381	16%	13%	23%
Non-recurring revenues	7,145	1%	5,362	1%	33%	45%

	120,168	18%	105,743	17%	14%	24%

Total:
Recurring revenues	626,691	94%	574,158	95%	9%	17%
Non-recurring revenues	38,891	6%	31,003	5%	25%	35%

	$665,582	100%	$605,161	100%	10%	18%

Americas Revenues. Our revenues from the U.S., the largest revenue contributor in the Americas region for the period, represented approximately 92% and 91%, respectively, of the regional revenues during the three months ended June 30, 2015 and 2014. Growth in Americas revenues was primarily due to (i) approximately $2.7 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Atlanta, Miami, São Paulo and Toronto metro areas, and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended June 30, 2015, the U.S. dollar was generally stronger relative to the Canadian dollar and Brazilian real than during the three months ended June 30, 2014, resulting in approximately $9.0 million of unfavorable foreign currency impact to our Americas revenues during the three months ended June 30, 2015 compared to average exchange rates of the three months ended June 30, 2014. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in Atlanta, Dallas, Rio de Janeiro and Washington D.C. metro areas, which are expected to open during the remainder of 2015 and 2016. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

EMEA Revenues. Our revenues from the U.K., the largest revenue contributor in the EMEA region for the period, represented approximately 39% and 37%, respectively, of the regional revenues during the three months ended June 30, 2015 and 2014. Our EMEA revenue growth was primarily due to (i) approximately $7.5 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam and London metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended June 30, 2015, the impact of foreign currency fluctuations resulted in approximately $28.1 million of unfavorable foreign currency impact to our EMEA revenues primarily due to a generally stronger U.S. dollar relative to the British pound, Swiss franc, and Euro during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. We expect that our EMEA revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Frankfurt metro area, which is expected to open during the remainder of 2015 and 2016. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 40% and 37%, respectively, of the regional revenues for the three months ended June 30, 2015 and 2014. Our Asia-Pacific revenue growth was primarily due to (i) approximately $13.0 million of revenue generated from our recently-opened IBX data center expansions in the Melbourne, Osaka, Singapore, Shanghai and Tokyo metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended June 30, 2015, the U.S. dollar was generally stronger relative to the Australian dollar, Japanese yen and Singapore dollar, than during the three months ended June 30, 2014, resulting in approximately $11.4 million of unfavorable foreign currency impact to our Asia-Pacific revenues during the three months ended June 30, 2015 when compared to average exchange rates of the three months ended June 30, 2014. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX data center expansions and additional expansions currently taking place in the Hong Kong, Melbourne, Shanghai, Singapore, Sydney and Tokyo metro areas, which are expected to open during the remainder of 2015 and 2016. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, or changes or amendments to customers’ contracts.

Cost of Revenues. Our cost of revenues for the three months ended June 30, 2015 and 2014 were split among the following geographic regions (dollars in thousands):

	Three months ended June 30,				% change
	2015	%	2014	%	Actual	Constant currency
Americas	$157,890	50%	$148,940	51%	6%	11%
EMEA	86,799	27%	81,454	28%	7%	25%
Asia-Pacific	71,068	23%	62,465	21%	14%	24%

Total	$315,757	100%	$292,859	100%	8%	17%

	Three months ended June 30,
	2015	2014
Cost of revenues as a percentage of revenues:
Americas	43%	44%
EMEA	50%	52%
Asia-Pacific	59%	59%
Total	47%	48%

Americas Cost of Revenues. Our Americas cost of revenues for the three months ended June 30, 2015 and 2014 included $54.3 million and $52.9 million, respectively, of depreciation expense. The increase in depreciation expense was primarily due to our IBX data center expansion activity, partially offset by the increase in the lives of certain fixed assets when we entered into lease amendments to extend the lease term for certain IBX data centers. Excluding depreciation expense, the increase in our Americas cost of revenues was primarily due to $3.6 million of higher utilities, repairs and maintenance costs in support of our business growth and $2.1 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (994 employees included in Americas cost of revenues as of June 30, 2015 versus 928 as of June 30, 2014). During the three months ended June 30, 2015, the impact of foreign currency fluctuations to our Americas cost of revenues resulted in approximately $7.0 million of favorable foreign currency impact to our Americas cost of revenues primarily due to generally stronger U.S. dollar relative to the Canadian dollar and Brazilian real during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. We expect Americas cost of revenues to increase as we continue to grow our business.

EMEA Cost of Revenues. Our EMEA cost of revenues for the three months ended June 30, 2015 and 2014 included $23.7 million and $23.4 million, respectively, of depreciation expense. The increase in our EMEA cost of revenues was primarily due to $5.1 million of higher costs associated with equipment resales and certain custom services provided to our customers as well as an increase in net realized losses relating to cash flow derivatives, offset by $2.3 million of lower rent, facilities and utilities costs primarily due to foreign currency fluctuations. During the three months ended June 30, 2015, the impact of foreign currency fluctuations to our EMEA cost of revenues resulted in approximately $15.0 million of net favorable foreign currency impact to our EMEA cost of revenues primarily due to a generally stronger U.S. dollar relative to the British pound, Swiss franc and Euro during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. We expect EMEA cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Our Asia-Pacific cost of revenues for the three months ended June 30, 2015 and 2014 included $29.2 million and $24.1 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX data center expansion activity. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was due to $2.5 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (376 employees included in Asia-Pacific cost of revenues as of June 30, 2015 versus 312 as of June 30, 2014) and higher costs associated with rent, facilities and utilities in support of our business growth. During the three months ended June 30, 2015, the U.S. dollar was generally stronger relative to the Australian dollar, Japanese yen and Singapore dollar, than during the three months ended June 30, 2014, resulting in approximately $6.3 million of favorable foreign currency impact to our Asia-Pacific cost of revenues during the three months ended June 30, 2015 when compared to average exchange rates of the three months ended June 30, 2014. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended June 30, 2015 and 2014 were split among the following geographic regions (dollars in thousands):

	Three months ended June 30,				% change
	2015	%	2014	%	Actual	Constant currency
Americas	$50,415	62%	$42,783	57%	18%	21%
EMEA	17,835	22%	21,914	29%	-19%	-8%
Asia-Pacific	12,998	16%	10,557	14%	23%	33%

Total	$81,248	100%	$75,254	100%	8%	14%

	Three months ended June 30,
	2015	2014
Sales and marketing expenses as a percentage of revenues:
Americas	14%	13%
EMEA	10%	14%
Asia-Pacific	11%	10%
Total	12%	12%

Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to $7.3 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (471 employees included in Americas sales and marketing as of June 30, 2015 versus 428 as of June 30, 2014). During the three months ended June 30, 2015, the impact of foreign currency fluctuations to our Americas sales and marketing expenses was not significant when compared to average exchange rates of the three months ended June 30, 2014. Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Americas sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in Americas sales and marketing initiatives, we believe our Americas sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.

EMEA Sales and Marketing Expenses. The decrease in our EMEA sales and marketing expenses was primarily due to expenses incurred in connection with the termination of certain consulting contracts during 2014. During the three months ended June 30, 2015, the U.S. dollar was generally stronger relative to the British pound, Swiss franc, and Euro, than during the three months ended June 30, 2014, resulting in approximately $2.4 million of net favorable foreign currency impact to our EMEA sales and marketing expenses during the three months ended June 30, 2015 when compared to average exchange rates of the three months ended June 30, 2014. We believe our EMEA sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (166 employees included in Asia-Pacific sales and marketing as of June 30, 2015 versus 136 as of June 30, 2014) and higher professional fees to support our business growth. For the three months ended June 30, 2015, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the three months ended June 30, 2014. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Asia-Pacific sales and marketing expenses have increased. Although we anticipate that we will continue to invest in Asia-Pacific sales and marketing initiatives, we believe our Asia-Pacific sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2015 and 2014 were split among the following geographic regions (dollars in thousands):

	Three months ended June 30,				% change
	2015	%	2014	%	Actual	Constant currency
Americas	$86,831	73%	$82,066	73%	6%	7%
EMEA	22,023	18%	19,729	18%	12%	24%
Asia-Pacific	10,724	9%	9,880	9%	9%	16%

Total	$119,578	100%	$111,675	100%	7%	11%

	Three months ended June 30,
	2015	2014
General and administrative expenses as a percentage of revenues:
Americas	23%	24%
EMEA	13%	13%
Asia-Pacific	9%	9%
Total	18%	18%

Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $5.0 million of higher depreciation expense from the implementation of Oracle R12 ERP system, certain systems to improve our quote to order and billing processes and other systems to support the REIT conversion and (ii) $2.9 million of higher travel and office expenses in support of our business growth. The increase was partially offset by a $3.5 million decrease in professional fees from our REIT conversion process incurred during the three months ended June 30, 2014. During the three months ended June 30, 2015, the impact of foreign currency fluctuations to our Americas general and administrative expenses was not significant when compared to average exchange rates for the three months ended June 30, 2014. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments into improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. Going forward, although we are carefully monitoring our spending, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including these investments in our back office systems.

EMEA General and Administrative Expenses. The increase in our EMEA general and administrative expenses was primarily due to higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (376 employees included EMEA general and administrative functions as of June 30, 2015 versus 329 as of June 30, 2014) and higher depreciation expense. During the three months ended June 30, 2015, the U.S. dollar was generally stronger relative to the British pound, Swiss franc, and Euro, than during the three months ended June 30, 2014, resulting in approximately $2.4 million of favorable foreign currency impact to our EMEA general and administrative expenses during the three months ended June 30, 2015 when compared to average exchange rates of the three months ended June 30, 2014. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change and the impact of foreign currency fluctuations to our Asia-Pacific general and administrative expenses for the three months ended June 30, 2015 was not significant when compared to average exchange rates of the three months ended June 30, 2014. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Acquisition Costs. During the three months ended June 30, 2015, we recorded acquisition costs totaling $9.9 million primarily in the Americas and EMEA regions. During the three months ended June 30, 2014, we recorded acquisition costs of $676,000 primarily attributed to the Americas region. We expect our acquisition costs to increase through the closing of the TelecityGroup acquisition.

Interest Income. Interest income was $921,000 and $744,000, respectively, for the three months ended June 30, 2015 and 2014. The average annualized yield for the three months ended June 30, 2015 was 0.22% versus 0.13% for the three months ended June 30, 2014. We expect our interest income to remain at these low levels for the foreseeable future due to lower invested balances and a portfolio more weighted towards short-term U.S. government securities.

Interest Expense. Interest expense increased to $74.5 million for the three months ended June 30, 2015 from $66.9 million for the three months ended June 30, 2014. This increase in interest expense was primarily due to the impact of additional financings such as various capital lease and other financing obligations to support our expansion projects. During the three months ended June 30, 2015 and 2014, we capitalized $1.7 million and $4.1 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we recognize the full impact of our $1.25 billion senior notes offering in November 2014 and $1.5 billion senior credit facility offerings in December 2014, partially offset by the redemption of our 7.00% senior notes and settlement of our 3.00% convertible notes in 2014. We expect to incur additional indebtedness to support our growth and acquisition opportunities such as the TelecityGroup acquisition, resulting in higher interest expense. We expect to obtain permanent financing prior to the closing of the TelecityGroup acquisition to replace and terminate the Bridge Loan.

Other Income. We recorded $1.4 million and $681,000 of other income, respectively, for the three months ended June 30, 2015 and 2014, primarily due to foreign currency exchange gains during the periods.

Loss on Debt Extinguishment. During the three months ended June 30, 2014, we recorded a $51.2 million loss on debt extinguishment as a result of the exchanges of the 3.00% convertible subordinated notes and 4.75% convertible subordinated notes. We did not record any loss on debt extinguishment during the three months ended June 30, 2015.

Income Taxes. Effective January 1, 2015, we elected to be treated as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income taxes on the taxable income distributed to our stockholders. We intend to distribute the entire taxable income generated by the operations of our REIT and its QRSs for the tax year ending December 31, 2015. As such, no provision for U.S. income taxes for the REIT and its QRSs has been included in the accompanying condensed consolidated financial statements for the three months ended June 30, 2015.

We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations were accrued, as necessary, for the three months ended June 30, 2015.

For the three months ended June 30, 2015 and 2014, we recorded $7.5 million of income tax expense and $2.0 million of income tax benefit, respectively. The income tax benefit for the three months ended June 30, 2014 was primarily due to the $51.2 million loss on debt extinguishment. As such, the effective tax rates for the three months ended June 30, 2015 and 2014 are not comparable. We expect to recognize a lower income tax provision for the year ended December 31, 2015 as compared to the income tax provision in 2014 due to our REIT conversion because we are entitled to a deduction for dividends paid, which will result in a substantial reduction of U.S. income tax expense. As a REIT, substantially all of our income tax expense will be the foreign income tax incurred by our foreign subsidiaries and the U.S. income tax incurred by our U.S. TRSs.

Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the performance of our segments, measure the operational cash generating abilities of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges and acquisition costs. Our adjusted EBITDA for the three months ended June 30, 2015 and 2014 was split among the following geographic regions (dollars in thousands):

	Three months ended June 30,				% change
	2015	%	2014	%	Actual	Constant currency
Americas	$170,886	55%	$158,125	57%	8%	10%
EMEA	79,533	25%	65,351	24%	22%	43%
Asia-Pacific	60,843	20%	51,801	19%	17%	30%

Total	$311,262	100%	$275,277	100%	13%	21%

Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. During the three months ended June 30, 2015, currency fluctuations resulted in approximately $2.9 million of unfavorable foreign currency impact on our Americas adjusted EBITDA primarily due to the generally stronger U.S. dollar relative to the Brazilian real and Canadian dollar during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. During the three months ended June 30, 2015, currency fluctuations resulted in approximately $13.7 million of net unfavorable foreign currency impact to our EMEA adjusted EBITDA primarily due to generally stronger U.S. dollar relative to the Euro, Swiss franc, and British pound during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Asia-Pacific Adjusted EBITDA. The increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. During the three months ended June 30, 2015, currency fluctuations resulted in approximately $6.3 million of net unfavorable foreign currency impact to our Asia-Pacific adjusted EBITDA primarily due to generally stronger U.S. dollar relative to the Australian dollar, Japanese yen, and Singapore dollar during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Six Months Ended June 30, 2015 and 2014

Revenues. Our revenues for the six months ended June 30, 2015 and 2014 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Six months ended June 30,				% change
	2015	%	2014	%	Actual	Constant currency
Americas:
Recurring revenues	$700,659	53%	$640,132	54%	9%	12%
Non-recurring revenues	34,757	3%	32,157	3%	8%	9%

	735,416	56%	672,289	57%	9%	11%

EMEA:
Recurring revenues	313,487	24%	290,750	25%	8%	24%
Non-recurring revenues	25,103	2%	17,842	1%	41%	64%

	338,590	26%	308,592	26%	10%	27%

Asia-Pacific:
Recurring revenues	222,202	17%	192,979	16%	15%	25%
Non-recurring revenues	12,548	1%	11,354	1%	11%	19%

	234,750	18%	204,333	17%	15%	25%

Total:
Recurring revenues	1,236,348	94%	1,123,861	95%	10%	17%
Non-recurring revenues	72,408	6%	61,353	5%	18%	27%

	$1,308,756	100%	$1,185,214	100%	10%	18%

Americas Revenues. Our revenues from the U.S., the largest revenue contributor in the Americas region for the period, represented approximately 92% and 91%, respectively, of the regional revenues during the six months ended June 30, 2015 and 2014. Growth in Americas revenues was primarily due to (i) approximately $5.1 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Atlanta, Miami, São Paulo and Toronto metro areas, and (ii) an increase in orders from both our existing customers and new customers during the period. During the six months ended June 30, 2015, the U.S. dollar was generally stronger relative to the Canadian dollar and Brazilian real than during the six months ended June 30, 2014, resulting in approximately $14.2 million of unfavorable foreign currency impact to our Americas revenues during the six months ended June 30, 2015 when compared to average exchange rates of the six months ended June 30, 2014. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in Atlanta, Dallas, Rio de Janeiro and Washington D.C. metro areas, which are expected to open during the remainder of 2015 and 2016. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

EMEA Revenues. Our revenues from the U.K., the largest revenue contributor in the EMEA region for the period, represented approximately 38% and 37%, respectively, of the regional revenues during the six months ended June 30, 2015 and 2014. Our EMEA revenue growth was primarily due to (i) approximately $11.1 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, London and Paris metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the six months ended June 30, 2015, the impact of foreign currency fluctuations resulted in approximately $52.4 million of unfavorable foreign currency impact to our EMEA revenues primarily due to a generally stronger U.S. dollar relative to the British pound, Swiss franc, and Euro during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. We expect that our EMEA revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Frankfurt metro area, which is expected to open during the remainder of 2015 and 2016. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 40% and 37%, respectively, of the regional revenues for the six months ended June 30, 2015 and 2014. Our Asia-Pacific revenue growth was primarily due to (i)

approximately $25.4 million of revenue generated from our recently-opened IBX data center expansions in the Melbourne, Osaka, Singapore, Shanghai and Tokyo metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the six months ended June 30, 2015, the U.S. dollar was generally stronger relative to the Australian dollar, Japanese yen and Singapore dollar, than during the six months ended June 30, 2014, resulting in approximately $20.2 million of unfavorable foreign currency impact to our Asia-Pacific revenues during the six months ended June 30, 2015. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX data center expansions and additional expansions currently taking place in the Hong Kong, Melbourne, Shanghai, Singapore, Sydney and Tokyo metro areas, which are expected to open during the remainder of 2015 and 2016. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, or changes or amendments to customers’ contracts.

Cost of Revenues. Our cost of revenues for the six months ended June 30, 2015 and 2014 were split among the following geographic regions (dollars in thousands):

	Six months ended June 30,				% change
	2015	%	2014	%	Actual	Constant currency
Americas	$308,259	50%	$290,705	50%	6%	10%
EMEA	168,015	28%	167,985	29%	0%	17%
Asia-Pacific	137,796	22%	121,694	21%	13%	23%

Total	$614,070	100%	$580,384	100%	6%	14%

	Six months ended June 30,
	2015	2014
Cost of revenues as a percentage of revenues:
Americas	42%	43%
EMEA	50%	54%
Asia-Pacific	59%	60%
Total	47%	49%

Americas Cost of Revenues. Our Americas cost of revenues for the six months ended June 30, 2015 and 2014 included $107.8 million and $103.3 million, respectively, of depreciation expense. The increase in depreciation expense was primarily due to our IBX data center expansion activity, partially offset by the decrease in our depreciation expense as a result of the increase in the useful lives of certain fixed assets when we entered into lease amendments to extend the lease term for certain IBX data centers. Excluding depreciation expense, the increase in our Americas cost of revenues was primarily due to $7.4 million of higher utilities, repairs and maintenance costs in support of our business growth and $4.2 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (994 employees included in Americas cost of revenues as of June 30, 2015 versus 928 as of June 30, 2014). During the six months ended June 30, 2015, the impact of foreign currency fluctuations to our Americas cost of revenues resulted in approximately $10.6 million of favorable foreign currency impact to our Americas cost of revenues primarily due to generally stronger U.S. dollar relative to the Canadian dollar and Brazilian real during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. We expect Americas cost of revenues to increase as we continue to grow our business.

EMEA Cost of Revenues. Our EMEA cost of revenues for the six months ended June 30, 2015 and 2014 included $45.8 million and $49.6 million, respectively, of depreciation expenses. The decrease in depreciation expense was primarily due to the impact of foreign currency fluctuations. Excluding depreciation expense, the increase in EMEA cost of revenues was primarily due to $7.9 million of higher costs associated with equipment resales and certain custom services provided to our customers as well an increase in net realized losses relating to cash flow hedging derivatives, offset by $5.3 million of lower rent, facilities and utilities expenses, primarily due to foreign currency fluctuations. During the six months ended June 30, 2015, the impact of foreign currency fluctuations to our EMEA cost of revenues resulted in approximately $28.2 million of net favorable foreign currency impact to our EMEA cost of revenues primarily due to a generally stronger U.S. dollar relative to the British pound, Swiss franc and Euro during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. We expect EMEA cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Our Asia-Pacific cost of revenues for the six months ended June 30, 2015 and 2014 included $56.4 million and $47.4 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX data center expansion activity. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily due to $3.5 million of higher utilities, rent and facilities costs in support of our business growth. During the six months ended June 30, 2015, the impact of foreign currency fluctuations to our Asia-Pacific cost of revenues resulted in approximately $11.3 million of net favorable foreign currency impact to our Asia-Pacific cost of revenues primarily due to a generally stronger U.S. dollar relative to the Australian dollar, Japanese yen and Singapore dollar during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the six months ended June 30, 2015 and 2014 were split among the following geographic regions (dollars in thousands):

	Six months ended June 30,				% change
	2015	%	2014	%	Actual	Constant currency
Americas	$99,460	62%	$83,857	59%	19%	21%
EMEA	35,080	22%	38,998	27%	-10%	2%
Asia-Pacific	25,324	16%	19,827	14%	28%	37%

Total	$159,864	100%	$142,682	100%	12%	18%

	Six months ended June 30,
	2015	2014
Sales and marketing expenses as a percentage of revenues:
Americas	14%	12%
EMEA	10%	13%
Asia-Pacific	11%	10%
Total	12%	12%

Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to $13.9 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (471 employees included in Americas sales and marketing as of June 30, 2015 versus 428 as of June 30, 2014) and $2.4 million of higher travel, advertising, promotion and professional fees to support our growth. During the six months ended June 30, 2015, the impact of foreign currency fluctuations to our Americas sales and marketing expenses was not significant when compared to average exchange rates of the six months ended June 30, 2014. Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Americas sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in Americas sales and marketing initiatives, we believe our Americas sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.

EMEA Sales and Marketing Expenses. The decrease in our EMEA sales and marketing expenses was primarily due to $3.7 million of lower professional fees primarily due to the termination of certain consulting contracts during 2014. During the six months ended June 30, 2015, the impact of foreign currency fluctuations to our EMEA sales and marketing expenses resulted in approximately $4.7 million of net favorable foreign currency impact to our EMEA sales and marketing expenses primarily due to a generally stronger U.S. dollar relative to the British pound, Swiss franc and Euro during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. We believe our EMEA sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to $3.5 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (166 employees included in Asia-Pacific sales and marketing as of June 30, 2015 versus 136 as of June 30, 2014). For the six months ended June 30, 2015, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the six months ended June 30, 2014. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Asia-Pacific sales and marketing expenses have increased. Although we anticipate that we will continue to invest in Asia-Pacific sales and marketing initiatives, we believe our Asia-Pacific sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

General and Administrative Expenses. Our general and administrative expenses for the six months ended June 30, 2015 and 2014 were split among the following geographic regions (dollars in thousands):

	Six months ended June 30,				% change
	2015	%	2014	%	Actual	Constant currency
Americas	$168,954	73%	$157,423	73%	7%	8%
EMEA	42,454	18%	37,558	18%	13%	25%
Asia-Pacific	21,810	9%	19,997	9%	9%	16%

Total	$233,218	100%	$214,978	100%	8%	12%

	Six months ended June 30,
	2015	2014
General and administrative expenses as a percentage of revenues:
Americas	23%	23%
EMEA	13%	12%
Asia-Pacific	9%	10%
Total	18%	18%

Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $8.9 million of higher depreciation expense from the implementation of Oracle R12 ERP system, certain systems to improve our quote to order and billing processes and other systems to support the REIT conversion, (ii) $5.3 million of higher rent, facilities, travel and office expenses to support our business growth and (iii) $4.9 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (764 employees in Americas general and administrative functions as of June 30, 2015 versus 703 as of June 30, 2014), partially offset by an $8.4 million decrease in professional fees from our REIT conversion process incurred during the six months ended June 30, 2014. During the six months ended June 30, 2015, the impact of foreign currency fluctuations to our Americas general and administrative expenses was not significant when compared to average exchange rates for the six months ended June 30, 2014. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments into improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. Going forward, although we are carefully monitoring our spending, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth.

EMEA General and Administrative Expenses. The increase in our EMEA general and administrative expenses was primarily due to $4.5 million of (i) higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (376 employees included in EMEA general and administrative functions as of June 30, 2015 versus 329 as of June 30, 2014), (ii) higher depreciation expense and (iii) an increase in net realized losses relating to cash flow hedging derivatives. During the six months ended June 30, 2015, the impact of foreign currency fluctuations to our EMEA general and administrative expenses resulted in approximately $4.4 million of net favorable foreign currency impact to our EMEA general and administrative expenses primarily due to a generally stronger U.S. dollar relative to the British pound, Swiss franc and Euro during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change. For the six months ended June 30, 2015, the impact of foreign currency fluctuations to our Asia-Pacific general and administrative expenses was not significant when compared to average exchange rates of the six months ended June 30, 2014. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Acquisition Costs. During the six months ended June 30, 2015, we recorded acquisition costs of $11.0 million primarily in the EMEA and Americas regions. During the six months ended June 30, 2014, we recorded acquisition costs of $861,000 primarily attributed to the Americas region. We expect our acquisition costs to increase through the closing of the TelecityGroup acquisition.

Interest Income. Interest income was $1.4 million and $2.2 million, respectively, for the six months ended June 30, 2015 and June 30, 2014. The average annualized yield for the six months ended June 30, 2015 was 0.20% versus 0.42% for the six months ended June 30, 2014. We expect our interest income to remain at these low levels for the foreseeable future due to lower invested balances and a portfolio more weighted towards short-term U.S. government securities.

Interest Expense. Interest expense increased to $143.3 million for the six months ended June 30, 2015 from $135.7 million for the six months ended June 30, 2014. We capitalized $6.5 million and $7.5 million, respectively, of interest expense to construction in progress during the six months ended June 30, 2015 and 2014. This increase in interest expense was primarily due to the impact of additional financings such as various capital lease and other financing obligations to support our expansion projects. Going forward, we expect to incur higher interest expense as we recognize the full impact of our $1.25 billion senior notes offering in November 2014 and $1.5 billion senior credit facility offerings in December 2014, partially offset by the redemption of our 7.00% senior notes and settlement of our 3.00% convertible notes in 2014. We expect to incur additional indebtedness to support our growth and acquisition opportunities such as the TelecityGroup acquisition, resulting in higher interest expense. We expect to obtain permanent financing prior to the closing of the TelecityGroup acquisition to replace and terminate the Bridge Loan.

Other Income. We recorded $872,000 and $1.4 million of other income, respectively, for the six months ended June 30, 2015 and 2014, primarily due to foreign currency exchange gains during the periods.

Loss on Debt Extinguishment. During the six months ended June 30, 2014, we recorded a $51.2 million loss on debt extinguishment as a result of the exchanges of the 3.00% convertible subordinated notes and 4.75% convertible subordinated notes. We did not record any loss on debt extinguishment during the six months ended June 30, 2015.

Income Taxes. Effective January 1, 2015, we elected to be treated as a REIT for federal income tax purposes. As a REIT, we are generally not subject to U.S. income taxes on taxable income distributed to our stockholders. We intend to distribute the entire taxable income generated by the operations of our REIT and its QRSs for the tax year ending December 31, 2015. As such, no provision for U.S. income taxes for the REIT and its QRSs has been included in the accompanying condensed consolidated financial statements for the six months ended June 30, 2015.

We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations were accrued, as necessary, for the six months ended June 30, 2015.

For the six months ended June 30, 2015 and 2014, we recorded $13.7 million and $11.6 million of income tax expenses, respectively. Our effective tax rates were 9.2% and 18.3% for the six months ended June 30, 2015 and 2014, respectively. We expect to recognize a significantly lower income tax provision in 2015 as compared to the income tax provision in 2014 due to our REIT conversion because we are entitled to a deduction for dividends paid, which will result in a substantial reduction of U.S. income tax expense. As a REIT, substantially all of our income tax expense will be the foreign income tax incurred by our foreign subsidiaries and the U.S. income tax incurred by our U.S. TRSs.

Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the performance of our segments, measure the operational cash generating abilities of our segments and develop regional growth strategies such as IBX data center expansion decisions. Our adjusted EBITDA for the six months ended June 30, 2015 and 2014 was split among the following geographic regions (dollars in thousands):

	Six months ended June 30,				% change
	2015	%	2014	%	Actual	Constant currency
Americas	$343,620	56%	$307,688	57%	12%	13%
EMEA	155,564	25%	128,556	24%	21%	41%
Asia-Pacific	117,826	19%	99,421	19%	19%	30%

Total	$617,010	100%	$535,665	100%	15%	23%

Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was primarily due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. During the six months ended June 30, 2015, currency fluctuations resulted in approximately $4.8 million of unfavorable foreign currency impact on our Americas adjusted EBITDA primarily due to the generally stronger U.S. dollar relative to the Brazilian real and Canadian dollar during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. During the six months ended June 30, 2015, currency fluctuations resulted in approximately $25.1 million of net unfavorable foreign currency impact to our EMEA adjusted EBITDA primarily due to generally stronger U.S. dollar relative to the Euro, Swiss franc and British pound during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Asia-Pacific Adjusted EBITDA. The increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. The U.S. dollar was generally stronger relative to the Australian dollar, Japanese yen and Singapore dollar compared to the six months ended June 30, 2014, resulting in approximately $11.0 million of net unfavorable foreign currency impact to our Asia-Pacific adjusted EBITDA during the six months ended June 30, 2015 when compared to average exchange rates of the six months ended June 30, 2014.

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

In addition, in presenting AFFO and adjusted EBITDA, we exclude amortization expense related to certain intangible assets, as it represents a cost that may not recur and is not a good indicator of our current or future operating performance. We exclude accretion expense, both as it relates to asset retirement obligations as well as accrued restructuring charge liabilities, as these expenses represent costs which we believe are not meaningful in evaluating our current operations. We exclude stock-based compensation expense as it represents expense attributed to equity awards that have no current or future cash obligations. As such, we, and many investors and analysts, exclude this stock-based compensation expense when assessing the cash generating performance of our operations. We also exclude restructuring charges. The restructuring charges relate to our decisions to exit leases for excess space adjacent to several of our IBX data centers, which we did not intend to build out, or our decision to reverse such restructuring charges. We also exclude impairment charges related to certain long-lived assets. The impairment charges are related to expense recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets are not recoverable. Finally, we exclude acquisition costs from our AFFO and adjusted EBITDA. The acquisition costs relate to costs we incur in connection with business combinations. Management believes such items as restructuring charges, impairment charges and acquisition costs are non-core transactions; however, these types of costs will or may occur in future periods.

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

We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges and acquisition costs as presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Income from operations	$139,133	$124,697	$290,582	$246,309
Depreciation, amortization, and accretion expense	128,270	116,074	250,800	229,684
Stock-based compensation expense	33,993	33,830	64,606	58,811
Acquisition costs	9,866	676	11,022	861

Adjusted EBITDA	$311,262	$275,277	$617,010	$535,665

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

We use AFFO to evaluate our performance on a consolidated basis and as a metric in the determination of employees’ annual bonuses beginning in 2015 and vesting of restricted stock units that were granted in 2015 that have both service and performance conditions. In presenting AFFO, we exclude certain items that we believe are not good indicators of our current or future operating performance. AFFO represents FFO excluding depreciation and amortization expense on non-real estate assets, accretion, stock-based compensation, restructuring charges, impairment charges, acquisition costs, an installation revenue adjustment, a straight-line rent expense adjustment, amortization of deferred financing costs, gains (losses) on debt extinguishment, an income tax expense adjustment, recurring capital expenditures and adjustments for unconsolidated joint ventures’ and non-controlling interests’ share of these items. The adjustments for both installation revenue and straight-line rent expense are intended to isolate the cash activity included within the straight-lined or amortized results in the consolidated statement of operations.

Our FFO and AFFO for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$59,459	$10,079	$135,911	$51,416
Net income attributable to redeemable non-controlling interests	—	1,249	—	1,299

Net income attributable to Equinix	59,459	11,328	135,911	52,715
Adjustments:
Real estate depreciation and amortization	107,321	100,788	209,969	200,239
Gain/loss on disposition of real estate property	559	183	621	216
Adjustments for FFO from unconsolidated joint ventures	29	28	57	56
Non-controlling interests’ share of above adjustments	—	(2,514)	—	(4,681)

NAREIT FFO attributable to common shareholders	167,368	109,813	346,558	248,545

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
NAREIT FFO attributable to common shareholders	$167,368	$109,813	$346,558	$248,545
Adjustments:
Installation revenue adjustment	12,474	5,244	21,128	12,417
Straight-line rent expense adjustment	2,017	3,331	5,218	6,360
Amortization of deferred financing costs	3,848	4,783	7,706	11,282
Stock-based compensation expense	33,993	33,830	64,606	58,811
Non-real estate depreciation expense	13,605	7,785	26,298	15,357
Amortization expense	6,450	7,139	12,745	14,109
Accretion expense	894	362	1,788	(21)
Recurring capital expenditures	(27,330)	(26,018)	(49,703)	(52,467)
Loss on debt extinguishment	—	51,183	—	51,183
Acquisition costs	9,866	676	11,022	861
Income tax expense adjustment (1)	(1,784)	(7,726)	(4,192)	(2,771)
Adjustments for AFFO from unconsolidated joint ventures	(13)	(19)	(30)	(40)
Non-controlling interests share of above adjustments	—	(2,786)	—	(3,285)

Adjusted Funds from Operations (AFFO)	$221,388	$187,597	$443,144	$360,341

(1)	Represents changes in its income tax reserves and valuation allowances that may not recur or may not relate to the current year’s operations.

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

Constant Currency Presentation

Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies such as the Brazilian real, British pound, Canadian dollar, Euro, Swiss franc, Australian dollar, Hong Kong dollar, Japanese yen, Singapore dollar and United

Arab Emirates dirham. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities with functional currencies other than the U.S. dollar are converted into U.S. dollars at the exchange rates in effect for the comparable prior period rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the three months ended June 30, 2014 are used as exchange rates for the three months ended June 30, 2015 when comparing the three months ended June 30, 2015 with the three months ended June 30, 2014 and average rates in effect for the six months ended June 30, 2014 are used as exchange rates for the six months ended June 30, 2015 when comparing the six months ended June 30, 2015 with the six months ended June 30, 2014).

Liquidity and Capital Resources

As of June 30, 2015, our total indebtedness was comprised of (i) convertible debt principal totaling $157.9 million from our 4.75% convertible subordinated notes (gross of discount) and (ii) non-convertible debt and financing obligations totaling approximately $4.6 billion consisting of (a) approximately $2.8 billion of principal from our senior notes, (b) approximately $1.2 billion from our capital lease and other financing obligations, and (c) $565.0 million of principal from our mortgage and loans payable (gross of discount and premium).

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, payment of tax liabilities related to our conversion to a REIT, payment of the cash portion of the special distributions, payment of regular dividends and completion of our publicly-announced expansion projects. As of June 30, 2015, we had $435.6 million of cash, cash equivalents and short-term and long-term investments, of which approximately $216.4 million was held in the U.S. The decrease in our cash, cash equivalents, short-term and long-term investments from December 31, 2014 was primarily due to a transfer of approximately $493.8 million to a restricted cash account in connection with our announcement of our offer for the entire issued and to be issued share capital of TelecityGoup in May 2015. We believe that our current expansion activities in the U.S. can be funded with our U.S.-based cash and cash equivalents and investments. Besides our cash and investment portfolio, we have additional liquidity available to us from the $1.0 billion revolving credit facility that forms part of our $1.5 billion senior credit facility and the $1.3 billion Bridge Loan that was entered into in May 2015, which is designated for the completion of the TelecityGroup acquisition. However, we intend to obtain permanent financing prior to the closing of the TelecityGroup acquisition, which would ultimately replace the Bridge Loan.

As of June 30, 2015, we had 29 irrevocable letters of credit totaling $43.8 million issued and outstanding under the revolving credit facility; as a result, we had a total of approximately $956.2 million of additional liquidity available to us under the revolving credit facility. Besides any further financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base, and have continued to experience relatively strong collections, if the current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity. Additionally, we may pursue additional expansion opportunities, primarily the build out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions. We are also now operating as a REIT and paying regular, recurring cash dividends. While we expect to fund these plans with our existing resources, additional financing, either debt or equity, may be required and if current market conditions were to deteriorate, we may be unable to secure additional financing or any such additional financing may only be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.

Sources and Uses of Cash

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$445,274	$270,682
Net cash provided by (used in) investing activities	(498,376)	190,388
Net cash used in financing activities	(218,356)	(316,210)

Operating Activities. The increase in net cash provided by operating activities was primarily due to improved operating results and favorable working capital activities such as decreased payments of certain accounts payable and accrued expenses and increased collections of customer receivables, and decreased income tax payments. During the three months ended June 30, 2014, we elected to make $54.1 million of incremental payments of our accounts payable balance to minimize the potential difficulties with converting accounts payables invoices in connection with the upgrade of our purchasing and accounts payables systems from Oracle 11i to R12, which negatively impacted the operating cash flows for the six months ended June 30, 2014. It is possible for some large customer receivables that were anticipated to be collected in one quarter to be delayed to the next quarter. The timing of collection of customer receivables can vary slightly from one period to the next, which can impact cash flows from operating activities. For example, certain significant customer receivables which were anticipated to be collected in June 2015 were instead collected in July 2015, which negatively impacted cash flows from operating activities for the six months ended June 30, 2015. We expect that we will continue to generate cash from our operating activities during the remainder of 2015 and beyond.

Investing Activities. The net cash used in investing activities for the six months ended June 30, 2015 was primarily due to a $493.8 million increase in restricted cash in connection with our cash and share offer for TelecityGroup, $371.5 million of capital expenditures primarily as a result of expansion activity, $38.3 million for the purchases of land in San Jose, California, and $324.3 million of purchases of investments, offset by sales and maturities of investments for $753.6 million. The net cash provided by investing activities for the six months ended June 30, 2014 was primarily due to $587.6 million of sales and maturities of investments, partially offset by $115.2 million of purchases of investments, $265.7 million of capital expenditures primarily as a result of expansion activity and $16.8 million for the purchase of land in Melbourne, Australia.

During 2015, we expect that our IBX expansion construction activity will be greater than our 2014 levels. However, if the opportunity to expand is greater than planned and we have sufficient funding to pursue such expansion opportunities, we may increase the level of capital expenditures to support this growth as well as pursue additional business acquisitions, property acquisitions or joint ventures. In May 2015, we announced a cash and share offer valued at approximately £2.4 billion or $3.6 billion for the entire issued and to be issued share capital of TelecityGroup. We currently anticipate that the TelecityGroup acquisition will close in the first half of 2016.

Financing Activities. The net cash used in financing activities for the six months ended June 30, 2015 was primarily due to $518.6 million of repayments of U.S. dollar- denominated term loan and other mortgage and loan payments, and $193.0 million of dividend distributions, offset by $490.0 million of proceeds from our term loan modification. The net cash used in financing activities for the six months ended June 30, 2014 was primarily due to $255.4 million of purchases of treasury stock under our share repurchase program that was approved by our Board of Directors in December 2013, $52.0 million paid in connection with the exchanges of the 3.00% convertible subordinated notes and 4.75% convertible subordinated notes and $36.4 million of repayments of other long-term debt and capital lease and other financing obligations, partially offset by $15.8 million of proceeds from employee equity awards and $11.6 million of excess tax benefits from stock-based compensation. Going forward, we expect that our financing activities will consist primarily of repayment of our debt and additional financings needed to support expansion opportunities, additional acquisitions or joint ventures, the payment of our regular cash dividends and the cash portion of our 2015 Special Distributions. We also expect to obtain permanent financing prior to the closing of the TelecityGroup acquisition to replace and terminate the Bridge Loan.

Contractual Obligations and Off-Balance-Sheet Arrangements

We lease a majority of our IBX data centers and certain equipment under non-cancelable lease agreements expiring through 2053. The following represents our debt maturities, financings, leases and other contractual commitments as of June 30, 2015 (in thousands):

	2015 (6 months)	2016	2017	2018	2019	Thereafter	Total
Capital lease and other financing obligations (1)	63,620	125,300	130,521	134,028	133,991	1,483,521	2,070,981
Operating leases (2)	50,711	102,446	101,214	97,534	92,228	658,434	1,102,567
Other contractual commitments (3)	462,161	108,596	51,012	1,590	741	3,252	627,352
Asset retirement obligations (4)	—	511	9,390	3,372	11,800	46,741	71,814

	$576,492	$336,853	$292,137	$236,524	$238,760	$2,191,948	$3,872,714

(1)	Represents principal and interest.
(2)	Represents minimum operating lease payments, excluding potential lease renewals.
(3)	Represents off-balance sheet arrangements. Other contractual commitments are described below.
(4)	Represents liability, net of future accretion expense.

In connection with the cash and share offer to acquire TelecityGroup, we have entered into a cooperation agreement with TelecityGroup to secure the clearances and authorization necessary to satisfy the regulatory pre-condition to the TelecityGroup acquisition. We have agreed to pay TelecityGroup £50.0 million or approximately $76.4 million if: (i) on or prior to November 29, 2016, we invoke the regulatory approvals condition, or (ii) on November 29, 2016, the regulatory approvals condition is not satisfied or waived by us.

In connection with certain of our leases and other contracts requiring deposits, we entered into 29 irrevocable letters of credit totaling $43.8 million under the senior revolving credit line. These letters of credit were provided in lieu of cash deposits under the senior revolving credit line. If the landlords for these IBX leases decide to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the senior revolving credit line. These contingent commitments are not reflected in the table above.

We had accrued liabilities related to uncertain tax positions totaling approximately $24.8 million as of June 30, 2015. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.

Primarily as a result of our various IBX data center expansion projects, as of June 30, 2015, we were contractually committed for $260.0 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2015 and thereafter, is reflected in the table above as “other contractual commitments”.

We had other non-capital purchase commitments in place as of June 30, 2015, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2015 and beyond. Such other purchase commitments as of June 30, 2015, which total $367.4 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $443.6 million to $523.7 million, in addition to the $260.0 million in contractual commitments discussed above as of June 30, 2015, in our various IBX data center expansion projects during 2014 and thereafter in order to complete the work needed to open these IBX data centers. These non-contractual capital expenditures are not reflected in the table above. If we so choose, whether due to economic factors or other considerations, we could delay these non-contractual capital expenditure commitments to preserve liquidity.

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

As discussed previously, on December 23, 2014, our Board of Directors formally approved our conversion to a REIT effective on January 1, 2015. We completed the implementation of the REIT conversion in 2014. Effective on January 1, 2015, we have elected to be treated as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income taxes on the taxable income distributed to our stockholders. We intend to distribute the entire taxable income generated by the operations of our REIT and QRSs for the tax year ending December 31, 2015. As such, no provision for U.S. income taxes for the REIT has been included in the accompanying condensed consolidated financial statements for the six months ended June 30, 2015.

We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. U.S. income taxes for the TRS entities located in the country and foreign income taxes for our foreign operations were accrued, as necessary, for the six months ended June 30, 2015.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

While there have been no significant changes in our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the six months ended June 30, 2015 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2014, the U.S. dollar strengthened relative to certain of the currencies of the foreign countries in which we operate during the six months ended June 30, 2015. This has significantly impacted our consolidated financial position and results of operations during this period, including the amount of revenue that we reported. Continued strengthening or weakening of the U.S. dollar will continue to have a significant impact to us in future periods.

Excluding consideration from hedging contracts, an immediate 10% appreciation in current foreign exchange rates as of June 30, 2015 would have resulted in an increase of $61.8 million and $10.7 million in revenue and net income before taxes for the six monts ended June 30, 2015. Excluding consideration from hedging contracts, an immediate 10% depreciation in current foreign exchange rates as of June 30, 2015 would have resulted in a decrease of $61.0 million and $12.5 million in revenue and net income before taxes for the six months ended June 30, 2015.

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

(b) Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2015, we concluded the implementation of certain systems used in our North American operations to support our quote to order and billing process. This implementation resulted in certain changes to our processes and procedures affecting our internal control over financial reporting. Therefore, we have modified the design and documentation of the internal control processes and procedures relating to the new systems to update and enhance existing internal controls. The system changes were undertaken as a business initiative to integrate systems in North America and were not undertaken in response to any actual or perceived deficiencies in our internal control over financial reporting. Other than as described above, there have not been any changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business and us:

Risks Related to the Acquisition of TelecityGroup

Consummation of the TelecityGroup acquisition is subject to the satisfaction of certain conditions which, if not satisfied, may result in the TelecityGroup acquisition not proceeding.

Completion of the TelecityGroup acquisition is subject to among other things:

•	the receipt of regulatory approvals;

•	the approval by TelecityGroup shareholders of the scheme of arrangement;

•	the sanction of the scheme of arrangement by the UK High Court and the registration of the Scheme Court Order with the UK Registrar of Companies; and

•	the approval for listing on the NASDAQ Global Select Market of our common stock to be issued in the TelecityGroup acquisition.

Although we believe that the conditions will be satisfied, it is possible that the parties may not satisfy these conditions, or that they may not be satisfied by the long stop date of November 29, 2016, or that they may only be satisfied subject to certain conditions or undertakings which may not be acceptable.

We cannot provide any assurance that the TelecityGroup acquisition will be completed, or that there will not be a delay in the completion of the TelecityGroup acquisition. Any delay could, among other things, result in additional transaction costs, loss of revenue or other negative effects resulting from uncertainty about completion of the TelecityGroup acquisition. We are also party to a cooperation agreement with TelecityGroup, containing restrictions on the conduct of our business, which may adversely affect our ability to execute our business strategies.

We have agreed to pay to TelecityGroup £50.0 million if: (i) on or prior to November 29, 2016, we invoke the regulatory approvals condition, or (ii) on November 29, 2016, the regulatory approvals condition is not satisfied or waived by us.

We also have a $1.3 billion Bridge Loan to complete the TelecityGroup acquisition that we intend to replace with permanent financing prior to the closing. If we are unable to replace the Bridge Loan with alternative financing, the terms of the Bridge Loan would be more costly than our existing debt obligations.

If the TelecityGroup acquisition does not proceed or is materially delayed for any reason, the price of our common stock may be adversely impacted and we will not recognize the anticipated benefits of the TelecityGroup acquisition.

We expect to incur significant transaction and acquisition-related integration costs in connection with the consummation of the TelecityGroup acquisition.

We expect to incur significant costs in connection with consummating the TelecityGroup acquisition and integrating our and TelecityGroup’s operations into a combined company. However, the actual costs incurred may exceed those estimated and there may be further unanticipated costs and the assumption of known and unknown liabilities. While we have assumed that we will incur transaction and integration expenses, there are factors beyond our control that could affect the total amount or the timing of such expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.

As a result, the transaction and integration expenses associated with the TelecityGroup acquisition could, particularly in the near term, exceed the cost savings that we expect to achieve from the streamlining of operations following the completion of the TelecityGroup acquisition.

The anticipated benefits of the TelecityGroup acquisition may not be realized fully and may take longer to realize than expected and there will be numerous challenges associated with integration.

The success of the TelecityGroup acquisition will depend, in part, on the combined company’s ability to successfully integrate our and TelecityGroup’s businesses, which currently operate as independent public companies, and realize the anticipated benefits, including synergies and cost savings, from the combination. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected and the value of the combined company’s common stock may be adversely affected.

We will incur significant transaction-related costs in connection with the TelecityGroup acquisition and the integration process. We may encounter material challenges in connection with this integration process, including, without limitation:

•	the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the TelecityGroup acquisition;

•	managing a larger combined company;

•	integrating two unique corporate cultures, which may prove to be challenging;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and

•	unforeseen expenses or delays associated with the TelecityGroup acquisition.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations.

Our stockholders will have a reduced ownership and voting interest after the consummation of the TelecityGroup acquisition.

If the TelecityGroup acquisition completes, the TelecityGroup shareholders are expected to beneficially own approximately 10.1% of the common stock of the combined company after the TelecityGroup acquisition. Consequently, our current stockholders will own a smaller proportion of our common stock than the proportion of our common stock owned immediately prior to completion of the TelecityGroup acquisition and, as a result, the number of voting rights which can be exercised and the influence which may be exerted by our shareholders in respect of the combined company will be reduced.

The market price of our common stock may decline as a result of the TelecityGroup acquisition.

The market price of our common stock may decline as a result of the TelecityGroup acquisition if we do not achieve the perceived benefits of the TelecityGroup acquisition as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the TelecityGroup acquisition on our financial results is not consistent with the expectations of financial or industry analysts. Current stockholders may not wish to continue to invest in us if the TelecityGroup acquisition is consummated or for other reasons may wish to dispose of some or all of their shares of our common stock. If, following the consummation of the TelecityGroup acquisition, there is selling pressure on our common stock that exceeds demand at the market price, the price of our common stock could decline. In addition, TelecityGroup shareholders are expected to own approximately 10.1% of the common stock of the combined company, and they may decide to sell their common stock following the TelecityGroup acquisition, which may result in additional pressure on the price of our common stock.

We would incur adverse tax consequences if the combined company following the TelecityGroup acquistion failed to qualify as a REIT for U.S. federal income tax purposes.

We believe that, following the TelecityGroup acquisition, we will integrate TelecityGroup’s assets and operations in a manner that will allow us to timely satisfy the REIT income, asset, and distribution tests applicable to us. However, if we fail to do so, we could jeopardize or lose our qualification for taxation as a REIT, particularly if we were ineligible to utilize relief provisions set forth in the Internal Revenue Code of 1986. For any taxable year that we fail to qualify for taxation as a REIT, we would not be allowed a deduction for distributions to our stockholders in computing our taxable income, and thus be subject to U.S. federal and state income tax at the regular corporate rates on all of our U.S. federal and state taxable income in the manner of a regular corporation. Those corporate level taxes would reduce the amount of cash available for distribution to our stockholders or for reinvestment or other purposes, and would adversely affect our earnings. As a result, our failure to qualify for taxation as a REIT during any taxable year could have a material adverse effect upon us and our stockholders. Furthermore, unless prescribed relief provisions apply, we would not be eligible to elect REIT status again until the fifth taxable year that begins after the first year for which we failed to qualify as a REIT. Finally, even if we are able to utilize relief provisions and thereby avoid disqualification for taxation as a REIT, relief provisions typically involve paying a penalty tax in proportion to the severity and duration of the noncompliance with REIT requirements, and thus these penalty taxes could be significant in the context of noncompliance stemming from a transaction as large as the TelecityGroup acquisition.

Risks Related to Operating as a REIT

We may not remain qualified as a REIT.

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

In addition, if we fail to qualify as a REIT, we still will have incurred substantial costs to support the REIT conversion and may still be subject to federal and state tax liabilities of approximately $360.0 to $370.0 million resulting from the recapture of depreciation and amortization expenses, of which $326.0 million has been settled as of June 30, 2015.

As a REIT, failure to make required distributions would subject us to federal corporate income tax.

We paid quarterly distributions in the first and second quarters of 2015. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To qualify and be taxed as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to qualify for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, the creation of reserves or required debt service or amortization payments.

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

We have provided an estimated range of our 2015 Special Distributions and the expected value of the deemed distributions associated with the 2015 Conversion Rate Adjustments. Our 2015 Special Distributions will encompass various items of taxable income including our depreciation recapture in respect of our accounting method changes commenced in our pre-REIT period and our dividend income recognized from the cumulative foreign earnings and profits of the data center operations outside the U.S. to be included in the REIT conversion as of January 1, 2015. However, our estimate of extraordinary items of taxable income in 2015 may be incorrect. For these reasons and others, our actual 2015 Special Distributions and, consequently, the estimated range of the sum of the 2015 Special Distributions together with the expected value of the deemed distributions associated with the 2015 Conversion Rate Adjustments, may be materially different from our current estimates.

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

We will also be subject to a federal corporate level tax at the highest regular corporate rate (currently 35%) on gain recognized from a sale of assets occurring within a specified period (generally ten years) after the effective date of our REIT election, that is, January 1, 2015, to the extent of the built-in-gain based on the fair market value of those assets on the effective date of the REIT election in excess of our then tax basis. In addition, depreciation recapture income that we will recognize in 2015, as a result of accounting method changes that were effective prior to January 1, 2015, will be fully subject to this 35% tax.

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

In May 2015, we announced a cash and share offer for the entire issued and to be issued share capital of Telecity Group plc (“TelecityGroup”) for total consideration of approximately $3.6 billion at the time of announcement. Over the last several years, we have completed several acquisitions, including that of Switch & Data Facilities Company, Inc. (“Switch and Data”) in 2010, an approximate 53% controlling equity interest in ALOG Data Centers do Brasil S.A. (“ALOG”) in 2011 and the remaining outstanding shares of ALOG in 2014, Asia Tone Limited and ancotel GmbH in 2012, an acquisition of a Dubai IBX data center in 2012, an acquisition of a carrier hotel in Frankfurt in 2013 and Nimbo in 2015. We may make additional acquisitions in the future, which may include (i) acquisitions of businesses, products, services or technologies that we believe to be complementary, (ii) acquisitions of new IBX data centers or real estate for development of new IBX data centers or (iii) acquisitions through investments in local data center operators. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, including:

•	the possible disruption of our ongoing business and diversion of management’s attention by acquisition, transition and integration activities;

•	our potential inability to successfully pursue or realize some or all of the anticipated revenue opportunities associated with an acquisition or investment;

•	the possibility that we may not be able to successfully integrate acquired businesses, or businesses in which we invest, or achieve anticipated operating efficiencies or cost savings;

•	the possibility that announced acquisitions may not be completed, due to failure to satisfy the conditions to closing or for other reasons;

•	the dilution of our existing stockholders as a result of our issuing stock in transactions, such as our acquisition of Switch and Data, where 80% of the consideration payable to Switch and Data’s stockholders consisted of shares of our common stock;

•	the possibility of customer dissatisfaction if we are unable to achieve levels of quality and stability on par with past practices;

•	the potential deterioration to our ability to access credit markets due to increased leverage;

•	the possibility that our customers may not accept either the existing equipment infrastructure or the “look-and-feel” of a new or different IBX data center;

•	the possibility that additional capital expenditures may be required or that transaction expenses associated with acquisitions may be higher than anticipated;

•	the possibility that required financing to fund an acquisition may not be available on acceptable terms or at all;

•	the possibility that we may be unable to obtain required approvals from governmental authorities under antitrust and competition laws on a timely basis or at all, which could, among other things, delay or prevent us from completing an acquisition, limit our ability to realize the expected financial or strategic benefits of an acquisition or have other adverse effects on our current business and operations;

•	the possible loss or reduction in value of acquired businesses;

•	the possibility that future acquisitions may present new complexities in deal structure, related complex accounting and coordination with new partners, particularly in light of our status as a REIT;

•	the possibility that future acquisitions may be in geographies and regulatory environments to which we are unaccustomed;

•	the possibility that carriers may find it cost-prohibitive or impractical to bring fiber and networks into a new IBX data center;

•	the possibility of litigation or other claims in connection with, or as a result of, an acquisition, including claims from terminated employees, customers, former stockholders or other third parties; and

•	the possibility of pre-existing undisclosed liabilities, including, but not limited to, lease or landlord related liability, environmental liability or asbestos liability, for which insurance coverage may be insufficient or unavailable.

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

We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining qualification as a REIT. As of June 30, 2015, our total indebtedness was approximately $4.7 billion, our stockholders’ equity was $2.2 billion and our cash and investments totaled $435.6 million. In addition, as of June 30, 2015, we had approximately $956.2 million of additional liquidity available to us from our $1.0 billion revolving credit facility as part of a $1.5 billion senior credit facility agreement entered into with a group of lenders and approximately $1.3 billion from the Bridge Loan solely for the purpose of the funding TelecityGroup acquisition. Some of our debt contains covenants which may limit our operating flexibility. In addition to our substantial debt, we lease a majority of our IBX data centers and certain equipment under non-cancellable lease agreements, the majority of which are accounted for as operating leases. As of June 30, 2015, our total minimum operating lease commitments under those lease agreements, excluding potential lease renewals, was approximately $1.1 billion, which represents off-balance sheet commitments.

Our substantial amount of debt and related covenants, and our off-balance sheet commitments, could have important consequences. For example, they could:

•	require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt and in respect of other off-balance sheet arrangements, reducing the availability of our cash flow to fund future capital expenditures, working capital, execution of our expansion strategy and other general corporate requirements;

•	increase the likelihood of negative outlook from our rating agencies;

•	make it more difficult for us to satisfy our obligations under our various debt instruments;

•	increase our cost of borrowing and even limit our ability to access additional debt to fund future growth;

•	increase our vulnerability to general adverse economic and industry conditions and adverse changes in governmental regulations;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry, which may place us at a competitive disadvantage compared with our competitors;

•	limit our operating flexibility through covenants with which we must comply, such as limiting our ability to repurchase shares of our common stock;

•	limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity, which would also limit our ability to further expand our business; and

•	make us more vulnerable to increases in interest rates because of the variable interest rates on some of our borrowings to the extent we have not entirely hedged such variable rate debt.

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

We may also need to refinance a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing may not be as favorable as the terms of our existing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. We also have a $1.3 billion Bridge Loan to complete the TelecityGroup acquisition that we intend to replace with permanent financing prior to the closing. If we are unable to replace the Bridge Loan with alternative financing, the terms of the Bridge Loan would be more costly than our existing debt obligations. These risks could materially adversely affect our financial condition, cash flows and results of operations.

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

Commencing in 2012, we began a significant project to overhaul our back office systems that support the customer experience from initial quote to customer billing and our revenue recognition process. Additionally, commencing in 2013, we began to devote significant resources to the upgrade of our worldwide financial application suite from Oracle’s version 11i to R12. Both projects have continued into 2015. Oracle has already begun to discontinue its support for our current business application suite. While the Oracle financial application suite implementation was largely completed in July 2014 and the initial implementation of the systems to support our billing and revenue process was completed in August 2014, work continues on our back office systems. As a result of that discontinued support and our continued work on these projects, we may experience difficulties with our systems, management distraction and significant business disruptions. Difficulties with our systems may interrupt our ability to accept and deliver customer orders and may adversely impact our overall financial operations, including our accounts payable, accounts receivables, general ledger, close processes, internal financial controls and our ability to otherwise run and track our business. We may need to expend significant attention, time and resources to correct problems or find alternative sources for performing these functions. All of these changes to our financial systems create an increased risk of deficiencies in our internal controls over financial reporting until such systems are stabilized. Such significant investments in our back office systems may take longer to complete and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and there is a risk of an impairment charge if we decide that portions of these projects will not ultimately benefit the company or are de-scoped. Any such difficulty or disruption may adversely affect our business and operating results.

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

In order to sustain our growth in certain of our existing and new markets, we must expand an existing data center, lease a new facility or acquire suitable land, with or without structures, to build new IBX data centers from the ground up. Expansions or new builds are currently underway, or being contemplated, in many of our markets. Any related construction requires us to carefully select and rely on the experience of one or more designers, general contractors, and associated subcontractors during the design and construction process. Should a designer, general contractor or significant subcontractor experience financial or other problems during the design or construction process, we could experience significant delays, increased costs to complete the project and/or other negative impacts to our expected returns.

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

For the years ended December 31, 2014, 2013 and 2012, we recognized approximately 49%, 46% and 44%, respectively, of our revenues outside the U.S. For the six months ended June 30, 2015, we recognized approximately 48% of our revenues outside of the US. We currently operate outside of the U.S. in Canada, Brazil, EMEA and Asia-Pacific.

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

Although we have historically experienced a record of strong collection of our accounts receivables as evidenced by our prior DSO metrics, our DSO has increased over the past few quarters. Our DSO was affected by the implementation of a new billing system. The initial implementation of this system was completed in August 2014, but the full implementation of the system is not expected to be complete until later in 2015. The ongoing changes in the billing system may result in further delays in our billing and collections. We also centralized responsibilities for customer billing and collections in the EMEA region during 2014 and this transition of responsibilities impacted our DSO. We believe these are temporary issues that will resolve themselves over time together with the overall negative impact to our DSO has had an impact to our operating cash flows, liquidity and financial performance. However, if we are unable to resolve the underlying issues that are contributing to our current DSO levels, our operating cash flows, liquidity and financial performance may continue to be impacted.

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

As of June 30, 2015, our accumulated deficit was $160.1 million. Although we have generated net income for each fiscal year since 2008, except for the year ended December 31, 2014, we are also currently investing heavily in our future growth through the build out of multiple additional IBX data centers and IBX data center expansions as well as acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as May 29, 2015. Recommended Cash and Share Offer for TelecityGroup plc by Equinix, Inc.	8-K	5/29/15	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/15	2.2

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/14/11	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/11/13	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	10-Q	6/30/14	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	12/23/14	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture dated June 12, 2009 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/12/09	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

4.3	Form of 4.75% Convertible Subordinated Note Due 2016 (see Exhibit 4.2).

4.4	Indenture for the 2020 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/13	4.1

4.5	Form of 4.875% Senior Note due 2020 (see Exhibit 4.4)	8-K	3/5/13	4.2

4.6	Indenture for the 2023 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/13	4.3

4.7	Form of 5.375% Senior Note due 2023 (see Exhibit 4.6)	8-K	3/5/13	4.4

4.8	Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/14	4.1

4.9	First Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/14	4.2

4.10	Form of 5.375% Senior Note due 2022 (see Exhibit 4.9)	8-K	11/20/14	4.3

4.11	Second Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/14	4.4

4.12	Form of 5.750% Senior Note due 2025 (see Exhibit 4.11)	8-K	11/20/14	4.5

4.13	Form of Registrant’s Common Stock Certificate	10-K	12/31/14	4.13

10.1	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99	10.5

10.2	2000 Equity Incentive Plan, as amended.	10-Q	3/31/12	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.3	2000 Director Option Plan, as amended.	10-K	12/31/07	10.4

10.4	2001 Supplemental Stock Plan, as amended.	10-K	12/31/07	10.5

10.5	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	10-Q	6/30/14	10.5

10.6	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/08	10.31

10.7	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/08	10.32

10.8	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.33

10.9	Severance Agreement by and between Peter Ferris and Equinix, Inc. dated December 17, 2008.	10-K	12/31/08	10.34

10.10	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.35

10.11	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.1

10.12	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.2

10.13	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.4

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.14	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.5

10.15	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.7

10.16	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.8

10.17	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company, Inc.	2/5/07	10.9

10.18	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30, 2010.	10-Q	9/30/10	10.42

10.19	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Ferris, Meyers, Smith, Taylor and Van Camp.	10-K	12/31/10	10.33

10.20	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.	10-K	12/31/10	10.34

10.21	Offer Letter from Equinix, Inc. to Sara Baack dated July 31, 2012.	10-Q	3/31/13	10.42

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.22	Restricted Stock Unit Agreement for Sara Baack under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/13	10.43

10.23	Change in Control Severance Agreement by and between Sara Baack and Equinix, Inc. dated July 31, 2012.	10-Q	3/31/13	10.44

10.24	Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/13	10.46

10.25	Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/13	10.47

10.26	International Long-Term Assignment Letter by and between Equinix, Inc. and Eric Schwartz, dated May 21, 2013.	10-Q	6/30/13	10.51

10.27	Employment Agreement by and between Equinix (EMEA) B.V. and Eric Schwartz, dated as of August 7, 2013.	10-Q	9/30/13	10.54

10.28	Restricted Stock Unit Agreement dated August 14, 2013 for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	9/30/13	10.55

10.29	Equinix, Inc. 2014 Incentive Plan.	10-Q	3/31/14	10.48

10.30	Offer Letter from Equinix, Inc. to Karl Strohmeyer dated October 28, 2013.	10-Q	3/31/14	10.49

10.31	Restricted Stock Unit Agreement for Karl Strohmeyer under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/14	10.50

10.32	Change in Control Severance Agreement by and between Karl Strohmeyer and Equinix, Inc. dated December 2, 2013.	10-Q	3/31/14	10.51

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.33	2014 Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/14	10.52

10.34	2014 Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/14	10.53

10.35	2014 Form of TSR Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/14	10.54

10.36	2014 Form of TSR Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/14	10.55

10.37	Lease between Digital 1350 Duane, LLC and Equinix LLC, dated March 27, 2014.	10-Q	3/31/14	10.56

10.38	Amendment Agreement dated as of May 2, 2014, between Equinix, Inc. and Goldman, Sachs & Co., amending and restating the Master Terms and Conditions for Capped Call Transactions between Equinix, Inc. and Goldman, Sachs & Co. and amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.54

10.39	Amendment Agreement dated as of May 2, 2014, between Equinix, Inc. and Deutsche Bank AG, London Branch, amending and restating the Master Terms and Conditions for Capped Call Transactions between Equinix, Inc. and Deutsche Bank AG, London Branch and amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.55

10.40	Amendment Agreement dated as of May 2, 2014, between Equinix, Inc. and	10-Q	6/30/14	10.56

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

	JPMorgan Chase Bank, National Association, London Branch, amending and restating the Master Terms and Conditions for Capped Call Transactions between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch and amending the Confirmation for Base Capped Call Transaction.

10.41	Amendment Agreement, dated as of May 13, 2014, between Equinix, Inc. and Goldman, Sachs & Co., amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.57

10.42	Amendment Agreement dated as of May 13, 2014, between Equinix, Inc. and Deutsche Bank AG, London Branch, amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.58

10.43	Amendment Agreement dated as of May 13, 2014, between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch, amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.59

10.44	Amendment Agreement, dated as of June 6, 2014, between Equinix, Inc. and Goldman, Sachs & Co., amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.6

10.45	Amendment Agreement dated as of June 6, 2014, between Equinix, Inc. and Deutsche Bank AG, London Branch, amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.61

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.46	Amendment Agreement dated as of June 6, 2014, between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch, amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.62

10.47	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014	10-Q	9/30/14	10.67

10.48	Credit Agreement, by and among Equinix, Inc., as borrower, Equinix LLC and Switch & Data LLC as guarantors, the Lenders (defined therein), Bank of America, N.A., as administrative agent, a Lender and L/C issuer, JPMorgan Chase Bank, N.A., and TD Securities (USA) LLC, as co-syndication agents, Barclays Bank PLC, Citibank, N.A., Royal Bank of Canada and ING Bank N.V., Singapore Branch, as Co-Documentation Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and TD Securities (USA) LLC, as joint lead arrangers and book runners, dated December 17, 2014.	10-K	12/31/14	10.48

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.49	Equinix, Inc. 2015 Incentive Plan.	10-Q	3/31/15	10.49

10.50	2015 Form of Revenue/ AFFO Restricted Stock Unit Agreement for executives.	10-Q	3/31/15	10.50

10.51	2015 Form of TSR Restricted Stock Unit Agreement for executives.	10-Q	3/31/15	10.51

10.52	2015 Form of Time-Based Restricted Stock Unit Agreement for executives.	10-Q	3/31/15	10.52

10.53	Bridge Credit Agreement dated as of May 28, 2015 among Equinix, Inc. as Borrower, Various Financial Institutions as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent. JPMorgan Securities LLC as sole Arranger and Bookrunner.				X

10.54	First Amendment to the Bridge Credit Agreement Dated as of May 28, 2015 as Amended on June 19, 2015 among Equinix, Inc., as Borrower, Various Financial Institutions as Lenders, and JP Morgan Chase Bank, N.A. as Administrative Agent. JPMorgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, CityGroup Global Markets Inc. and RBC Capital Markets, LLC as Lead Arrangers and Bookrunners and TD Securities (USA) LLC, ING Bank N.V., HSBC Securities (USA) Inc. and The Bank of Tokyo-Mitsubishi UFJ, LTD as Co-Managers				X

21.1	Subsidiaries of Equinix, Inc.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Document.				X

101.DEF	XBRL Taxonomy Extension Definition Document.				X

101.LAB	XBRL Taxonomy Extension Labels Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Document.				X

EQUINIX, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.

Date: July 31, 2015

	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.53	Bridge Credit Agreement dated as of May 28, 2015 among Equinix, Inc. as Borrower, Various Financial Institutions as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent. JPMorgan Securities LLC as sole Arranger and Bookrunner.

10.54

First Amendment to the Bridge Credit Agreement Dated as of May 28, 2015 as Amended on June 19, 2015 among Equinix, Inc., as Borrower, Various Financial Institutions as Lenders, and JP Morgan Chase Bank, N.A. as Administrative Agent. JPMorgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, CityGroup Global Markets Inc. and RBC Capital Markets, LLC as Lead Arrangers and Bookrunners and TD Securities (USA) LLC, ING Bank N.V., HSBC Securities (USA) Inc. and The Bank of Tokyo-Mitsubishi UFJ, LTD as Co-Managers

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