Form 10-Q
period 2015-09-30
EQUINIX INC
filed 2015-10-30
CIK 1101239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s Common Stock as of September 30, 2015 was 57,285,666.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

EQUINIX, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$335,469	$610,917
Short-term investments	—	529,395
Accounts receivable, net	293,125	262,570
Current portion of restricted cash	493,425	3,057
Other current assets	120,004	85,004

Total current assets	1,242,023	1,490,943
Long-term investments	4,077	439
Property, plant and equipment, net	5,218,595	4,998,270
Goodwill	983,530	1,002,129
Intangible assets, net	123,454	147,527
Restricted cash, less current portion	10,464	14,060
Other assets	123,523	128,610

Total assets	$7,705,666	$7,781,978

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$340,366	$285,796
Accrued property, plant and equipment	131,607	114,469
Current portion of capital lease and other financing obligations	26,775	21,362
Current portion of mortgage and loans payable	55,024	59,466
Current portion of convertible debt	151,535	—
Dividends payable	640,063	4,559
Other current liabilities	118,744	158,105

Total current liabilities	1,464,114	643,757
Capital lease and other financing obligations, less current portion	1,198,581	1,168,042
Mortgage and loans payable, less current portion	484,049	532,809
Convertible debt, less current portion	—	145,229
Senior notes	2,720,448	2,717,046
Other liabilities	349,821	304,964

Total liabilities	6,217,013	5,511,847

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock	57	57
Additional paid-in capital	3,467,143	3,334,305
Treasury stock	(9,913)	(11,411)
Accumulated dividends	(1,361,675)	(424,387)
Accumulated other comprehensive loss	(488,012)	(332,443)
Accumulated deficit	(118,947)	(295,990)

Total stockholders’ equity	1,488,653	2,270,131

Total liabilities and stockholders’ equity	$7,705,666	$7,781,978

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)
Revenues	$686,649	$620,441	$1,995,405	$1,805,655

Costs and operating expenses:
Cost of revenues	325,468	304,052	939,538	884,436
Sales and marketing	83,709	72,185	243,573	214,867
General and administrative	123,237	109,354	356,455	324,332
Acquisition costs	13,352	(281)	24,374	580

Total costs and operating expenses	545,766	485,310	1,563,940	1,424,215

Income from operations	140,883	135,131	431,465	381,440

Interest income	934	356	2,375	2,534
Interest expense	(76,269)	(63,756)	(219,556)	(199,450)
Other income (expense)	(12,836)	1,811	(11,964)	3,170
Loss on debt extinguishment	—	—	—	(51,183)

Income from operations before income taxes	52,712	73,542	202,320	136,511

Income tax expense	(11,580)	(30,581)	(25,277)	(42,134)

Net income	41,132	42,961	177,043	94,377

Net (income) loss attributable to redeemable non-controlling interests	—	(120)	—	1,179

Net income attributable to Equinix	$41,132	$42,841	$177,043	$95,556

Earnings per share (“EPS”) attributable to Equinix:
Basic EPS	$0.72	$0.81	$3.11	$1.86

Weighted-average shares	57,082	53,137	56,894	51,369

Diluted EPS	$0.71	$0.79	$3.08	$1.84

Weighted-average shares	57,708	55,238	57,521	54,502

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)
Net income	$41,132	$42,961	$177,043	$94,377

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (“CTA”) loss	(72,677)	(144,994)	(149,546)	(106,943)
Unrealized gain (loss) on available-for-sale securities	(21)	(862)	99	(97)
Unrealized gain (loss) on cash flow hedges	3,309	4,194	(425)	4,448
Net investment hedge CTA gain (loss)	4,426	—	(5,963)	—
Defined benefit plans	124	—	266	—

Total other comprehensive loss, net of tax	(64,839)	(141,662)	(155,569)	(102,592)

Comprehensive income (loss), net of tax	(23,707)	(98,701)	21,474	(8,215)

Net (income) loss attributable to redeemable non-controlling interests	—	(120)	—	1,179

Other comprehensive (income) loss attributable to redeemable non-controlling interests	—	1,007	—	(1,810)

Comprehensive income (loss) attributable to Equinix	$(23,707)	$(97,814)	$21,474	$(8,846)

See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended September 30,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net income	$177,043	$94,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	362,069	328,774
Stock-based compensation	98,575	86,473
Excess tax benefits from stock-based compensation	(1,663)	(17,457)
Amortization of intangible assets	19,346	20,953
Amortization of debt issuance costs and debt discounts	11,557	14,840
Provision for allowance for doubtful accounts	4,187	5,326
Loss on debt extinguishment	—	51,183
Other items	12,825	14,684
Changes in operating assets and liabilities:
Accounts receivable	(42,002)	(104,394)
Income taxes, net	(84,523)	(69,173)
Other assets	(30,829)	6,128
Accounts payable and accrued expenses	75,219	27,110
Other liabilities	57,871	28,299

Net cash provided by operating activities	659,675	487,123

Cash flows from investing activities:
Purchases of investments	(338,440)	(136,516)
Sales of investments	826,486	550,355
Maturities of investments	35,431	207,341
Business acquisitions, net of cash acquired	(10,247)	—
Purchases of real estate	(38,282)	(16,791)
Purchases of other property, plant and equipment	(587,508)	(421,726)
Changes in restricted cash	(493,371)	1,579
Other investing activities, net	—	(170)

Net cash provided by (used in) investing activities	(605,931)	184,072

Cash flows from financing activities:
Purchases of treasury stock	—	(297,958)
Proceeds from employee equity awards	29,855	28,183
Excess tax benefits from stock-based compensation	1,663	17,457
Payment of dividends	(291,009)	—
Proceeds from loans payable	490,000	8,826
Repayment of convertible debt	—	(29,479)
Repayment of capital lease and other financing obligations	(20,213)	(13,140)
Repayment of mortgage and loans payable	(529,447)	(37,510)
Debt extinguishment costs	—	(22,552)
Debt issuance costs	(617)	—
Purchase of redeemable non-controlling interests	—	(226,276)

Net cash used in financing activities	(319,768)	(572,449)
Effect of foreign currency exchange rates on cash and cash equivalents	(9,424)	(6,459)

Net increase (decrease) in cash and cash equivalents	(275,448)	92,287
Cash and cash equivalents at beginning of period	610,917	261,894

Cash and cash equivalents at end of period	$335,469	$354,181

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

Income Taxes

In September 2012, the Company announced that its Board of Directors approved a plan for Equinix to pursue conversion to a real estate investment trust (“REIT”). On December 23, 2014, its Board of Directors formally approved its conversion to a REIT effective on January 1, 2015. The Company completed the implementation of the REIT conversion in 2014, and as a result, the Company has elected to be treated as a REIT for federal income tax purposes effective January 1, 2015. In May 2015, the Company received a favorable response to the private letter ruling (“PLR”) it had requested from the U.S. Internal Revenue Service (“IRS”) in connection with the Company’s conversion to a REIT for federal income tax purposes. As a result, the Company may deduct the distributions made to its shareholders from taxable income generated by the Company and its Qualified REIT Subsidiaries (“QRSs”). The Company’s dividends paid deduction generally eliminates the taxable income of the Company and its QRSs, resulting in no U.S. income tax due. However, the Taxable REIT Subsidiaries (“TRSs”) will continue to be subject to income taxes on any taxable income generated by them. In addition, the foreign operations of the Company will continue to be subject to local income taxes regardless of whether the foreign operations are operated as a QRS or a TRS.

The Company provides for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate is subject to change in the future due to various factors such as the operating performances of the Company, tax law changes and future business acquisitions.

The Company’s effective tax rates were 12.5% and 30.9% for the nine months ended September 30, 2015 and 2014, respectively. The decrease in the effective tax rate is primarily due to the reduced tax rate as a result of the REIT conversion. As a REIT, the Company is entitled to a deduction for dividends paid, resulting in a substantial reduction of federal income tax expense.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations, to simplify accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU require that the acquirer record, in the same period’s financial

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

statements, the effect on earnings of changes in depreciation, amortization or other income effects as a result of changes to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (“ASU 2015-07”), which permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years with early adoption permitted. A reporting entity should apply the amendment retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. The Company does not believe the adoption of ASU 2015-07 will have a significant impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (“ASU 2015-03”), to simplify the presentation of debt issuance costs. The ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs is not affected by this ASU. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016, with early adoption permitted. In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which amends ASU 2015-03 and provides guidance for the presentation of debt issuance costs associated with line-of-credit arrangements. ASU 2015-15 provides that debt issuance costs associated with line-of-credit arrangements may be presented in the balance sheet as assets. The Company adopted ASU 2015-03 and ASU 2015-15 in the three months ended September 30, 2015. As a result of the adoption of ASU 2015-03 the Company reclassified debt issuance costs of $35,455,000 at December 31, 2014 and $31,448,000 at September 30, 2015 from other assets to debt.

In February 2015, the FASB issued ASU 2015-02, Consolidations (“ASU 2015-02”). This ASU requires companies to adopt a new consolidation model, specifically: (1) the ASU modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) the ASU eliminates the presumption that a general partner should consolidate limited partnership; (3) the ASU affects the consolidation analysis of reporting entities involved with VIEs and (4) the ASU provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This ASU requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which companies expect to be entitled in exchange for those goods or services. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. This ASU was originally effective for fiscal years and interim periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (“ASU 2015-14”), which amends ASU 2014-09 and defers its effective date to fiscal years and interim reporting periods beginning after December 15, 2017. ASU 2015-14 permits earlier application only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

2.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods presented (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$41,132	$42,961	$177,043	$94,377
Net (income) loss attributable to redeemable non-controlling interests	—	(120)	—	1,179

Net income attributable to Equinix, basic	41,132	42,841	177,043	95,556
Effect of assumed conversion of convertible debt:
Interest expense, net of tax	—	885	—	4,862

Net income attributable to Equinix, basic and diluted	$41,132	$43,726	$177,043	$100,418

Weighted-average shares used to calculate basic EPS	57,082	53,137	56,894	51,369
Effect of dilutive securities:
Convertible debt	—	1,621	—	2,673
Employee equity awards	626	480	627	460

Weighted-average shares used to calculate diluted EPS	57,708	55,238	57,521	54,502

EPS attributable to Equinix:
Basic EPS	$0.72	$0.81	$3.11	$1.86

Diluted EPS	$0.71	$0.79	$3.08	$1.84

The following table sets forth weighted-average outstanding potential shares of common stock that are not included in the diluted earnings per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Shares reserved for conversion of 4.75% convertible subordinated notes	1,970	1,873	1,956	3,042
Common stock related to employee equity awards	201	156	117	176

	2,171	2,029	2,073	3,218

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3.	Acquisitions

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

Offer for TelecityGroup

On May 29, 2015, the Company announced a cash and share offer for the entire issued and to be issued share capital of Telecity Group plc (“TelecityGroup”) for total consideration of approximately £2,351,900,000 or $3,594,409,000. The consummation of the transaction is subject to the satisfaction of certain conditions, including the receipt of regulatory approval, as further described in “Risk Factors”. The Company expects to close this transaction in the first half of 2016. As the offer to TelecityGroup includes an element of cash, the Company is required to include a confirmation that the Company has sufficient cash available to fulfill the offer, according to the UK Takeover Code. As a result, the Company placed £322,851,000 or approximately $493,801,000 into a restricted cash account, which was included in the current portion of restricted cash in its condensed consolidated balance sheet. Also, during the three months ended September 30, 2015, the Company entered into various option and forward contracts for the purposes of hedging a portion of the purchase price of the TelecityGroup Acquisition which resulted in a mark-to-market foreign currency loss of $11,636,000 for the three and nine months ended September 30, 2015 recorded in other income (expense) in the accompanying Statements of Operations.

In addition, the Company entered into a bridge credit agreement with J.P. Morgan Chase Bank, N.A. (“JPMCB”) as the initial lender and as administrative agent for the lenders from time to time party thereto (the “Lenders”) for a principal amount of £875,000,000 or approximately $1,340,000,000 (the “Bridge Loan”). The Bridge Loan has an initial maturity of 12 months from the date of the first drawdown and, at the initial maturity date (if not repaid prior to that time), will be converted into seven-year extended bridge loans. The total estimated initial commitment fees associated with the Bridge Loan are approximately £4,375,000 or $6,701,000 at the exchange rate in effect on May 28, 2015, and will be paid on the earlier of the consummation of the acquisition and the termination of the Bridge Loan. As of September 30, 2015, the Company had accrued commitment fees of approximately $4,970,000 associated with the Bridge Loan in interest expense in its condensed consolidated statement of operations.

The Bridge Loan bears interest during the first three months in which the funds are advanced, at an initial annual rate of LIBOR plus 5.00%. Thereafter, the rate for each subsequent three-month period increases by 0.5% over the applicable margin in effect for the immediately preceding three-month period, subject to a cap (the “Total Cap”). Prior to February 28, 2016, the Total Cap is equal to 1.50% plus the greatest of (i) the yield on the Company’s 5.750% senior notes due 2025, (ii) the yield on the J.P. Morgan US Dollar Global High Yield Index minus 1.21% and (iii) 4.875%. On and after February 28, 2016, the Total Cap is equal to 1.75% plus the greatest of (i) the yield on the Company’s 5.750% senior notes due 2025, (ii) the yield on the J.P. Morgan US Dollar Global High Yield Index minus 1.21% and (iii) 4.875%. Under certain circumstances the Bridge Loan will bear interest at the Total Cap as determined weekly. The Bridge Loan is unsecured and is guaranteed by certain of the Company’s domestic subsidiaries. As of

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2015, the Company had not made any advances on the Bridge Loan. The Company intends to obtain permanent financing prior to the closing of the TelecityGroup acquisition to replace and terminate the Bridge Loan.

Offer for Bit-isle

On September 8, 2015, the Company announced that, acting through its Japanese subsidiary, it had commenced a cash tender offer for all issued and outstanding shares of Tokyo-based Bit-isle Inc. (“Bit-isle”). The offer price was ¥922.0 per share, in an all cash transaction totaling ¥33,300,000,000 or approximately $280,000,000. The tender offer period ran from September 9, 2015 to October 26, 2015. The offer was conditioned on, among other things, the tender by Bit-isle shareholders of more than 66 2/3% of the Bit-isle shares and approximately 97% of shares (including stock options) were tendered. The Company will move forward to acquire the remaining shares under Japanese corporate law. The Company expects to complete the acquisition by the end of 2015.

On September 30, 2015, the Company, acting through its Japanese subsidiaries, as borrowers, entered into a Term Loan Agreement (the “Bridge Term Loan Agreement”) with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”). Pursuant to the Bridge Term Loan Agreement, BTMU has committed to provide a senior bridge term loan facility (the “Bridge Term Loan”) in the amount of up to ¥47,500,000,000, or approximately $395,833,000, at the exchange rate in effect on September 30, 2015. Proceeds from the Bridge Term Loan are to be used exclusively for the acquisition of Bit-isle, the repayment of Bit-isle’s existing debt and transaction costs incurred in connection with the closing of the Bridge Term Loan and the acquisition of Bit-isle. As of September 30, 2015, there have been no borrowings on the Bridge Term Loan. In October 2015, Company had the first draw down of JPY27,260,000,000 or approximately $226,940,000, at the exchange rate in effect on September 30, 2015 in preparation of closing the transaction.

The Bridge Term Loan is due one year after borrowing the first tranche. Borrowings under the Bridge Loan will bear interest at the Tokyo Interbank Offered Rate for Japanese Yen, plus a margin of 0.4% per annum for the first ten months following the borrowing of the first tranche of the Bridge Loan, which margin increases to 1.75% per annum thereafter. The Company intends to obtain permanent financing to replace and terminate the Bridge Term Loan prior to the maturity date.

4.	Derivatives and Hedging Activities

Derivatives Designated as Hedging Instruments

Net Investment Hedges. The Company is exposed to the impact of foreign exchange rate fluctuations in the investments in its wholly-owned foreign subsidiaries that are denominated in currencies other than the U.S. dollar. In order to mitigate the volatility in foreign currency exchange rates, the Company entered into a foreign currency term loan in April 2015 (as discussed in Note 7) and designated 100% of the term loan to hedge its net investments in its wholly-owned foreign subsidiaries that are denominated in the same foreign currencies as the term loan. All changes in the fair value of the hedging instrument designated as a net investment hedge, except the ineffective portion, are recorded as a component of other comprehensive income on the condensed consolidated balance sheet. As of September 30, 2015, the Company designated its foreign currency term loan to hedge investments in its wholly-owned foreign subsidiaries. As a result, the Company recorded foreign exchange gains of $4,426,000 in other comprehensive income for the three months ended September 30, 2015 and foreign exchange losses of $5,963,000 in other comprehensive income for the nine months ended September 30, 2015. The Company recorded no ineffectiveness from its net investment hedges for the three and nine months ended September 30, 2015.

Cash Flow Hedges. The Company hedges its exposure to foreign currency exchange rate fluctuations for forecasted revenues and expenses in its EMEA region in order to help manage the Company’s exposure to foreign currency exchange rate fluctuations between the U.S. dollar and the British pound, Euro and Swiss franc.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

As of September 30, 2015, the Company’s cash flow hedges had maturities within 1 month to 2.25 years, as follows (in thousands):

	Notional Amount	Fair Value (1)	Accumulated other comprehensive income (loss) (2) (3)
Derivative assets	$345,806	$11,171	$23,874
Derivative liabilities	92,137	(2,310)	(15,637)

	$437,943	$8,861	$8,237

(1)	All derivative assets related to cash flow hedges are included in the condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.
(2)	Included in the condensed consolidated balance sheets within accumulated other comprehensive income (loss).
(3)	The Company recorded a net gain of $8,112 within accumulated other comprehensive income (loss) relating to cash flow hedges that will be reclassified to revenue and expenses as they mature in the next 12 months.

As of December 31, 2014, the Company’s cash flow hedges had maturities within 1 month to 1 year as follows (in thousands):

	Notional Amount	Fair Value (1)	Accumulated other comprehensive income (loss) (2)
Derivative assets	$281,055	$8,404	$8,480
Derivative liabilities	—	—	—

	$281,055	$8,404	$8,480

(1)	All derivative assets related to cash flow hedges are included in the condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.
(2)	Included in the condensed consolidated balance sheets within accumulated other comprehensive income (loss).

During the three months ended September 30, 2015 and 2014, there were no ineffective cash flow hedges. During the three months ended September 30, 2015, the amount of gains reclassified from accumulated other comprehensive income (loss) to revenue were $5,590,000 and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses were insignificant. During the three months ended September 30, 2014, the amount of gains (losses) reclassified from accumulated other comprehensive income (loss) to revenue and operating expenses were not significant.

During the nine months ended September 30, 2015 and 2014, there were no ineffective cash flow hedges. During the nine months ended September 30, 2015, gains of $21,096,000 were reclassified from accumulated other comprehensive income (loss) to revenue and net losses of $4,167,000 were reclassified

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

from accumulated other comprehensive income (loss) to operating expenses. During the nine months ended September 30, 2014, net gains (losses) reclassified from accumulated other income (loss) to revenues and operating expenses were not significant.

Derivatives Not Designated as Hedging Instruments

Embedded Derivatives. The Company is deemed to have foreign currency forward contracts embedded in certain of the Company’s customer agreements that are priced in currencies different from the functional or local currencies of the parties involved. These embedded derivatives are separated from their host contracts and carried on the Company’s balance sheet at their fair value. The majority of these embedded derivatives arise as a result of the Company’s foreign subsidiaries pricing their customer contracts in the U.S. dollar. Gains and losses on these embedded derivatives are included within revenues in the Company’s condensed consolidated statements of operations. During the three months ended September 30, 2015, the gains (losses) associated with these embedded were not significant. During the three months ended September 30, 2014 the Company recognized a net gain of $2,745,000 associated with these embedded derivatives. During the nine months ended September 30, 2015 and 2014, the gains (losses) associated with these embedded derivatives were not significant.

Economic Hedges of Embedded Derivatives. The Company uses foreign currency forward contracts to manage the foreign exchange risk associated with the Company’s embedded derivatives (“economic hedges of embedded derivatives”). Gains and losses on these contracts are included in revenues along with gains and losses of the related embedded derivatives. The Company entered into various economic hedges of embedded derivatives during the three and nine months ended September 30, 2015 and 2014. During the three months ended September 30, 2015, the gains (losses) from these contracts were not significant and during the three months ended September 30, 2014, the Company recognized a net loss of $2,979,000. During the nine months ended September 30, 2015, the Company recognized a net loss of $2,019,000 and during the nine months ended September 30, 2014, the gains (losses) from these contracts were not significant.

Foreign Currency Forward and Option Contracts. The Company also uses foreign currency forward and options contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of the foreign currency-denominated assets and liabilities change. Gains and losses on these contracts are included in other income (expense), net, along with those foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward and options contracts. During the three months ended September 30, 2015 and 2014, the company recognized a net gain of $12,776,000 and $4,073,000, respectively, associated with these contracts. During the nine months ended September 30, 2015 and 2014, the Company recognized a net gain of $10,315,000 and $6,975,000, respectively.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Offsetting Derivative Assets and Liabilities

The following table presents the fair value of derivative instruments recognized in the Company’s condensed consolidated balance sheets as of September 30, 2015 (in thousands):

	Gross Amounts	Gross amounts offset in the balance sheet	Net amounts (1)	Gross amounts not offset in the balance sheet (2)	Net
Assets:
Designated as hedging instruments:
Foreign currency forward contracts	$11,171	$—	$11,171	$(2,310)	$8,861

Not designated as hedging instruments:
Embedded derivatives	10,411	—	10,411	—	10,411
Economic hedges of embedded derivatives	17	—	17	(17)	—
Foreign currency forward and option contracts	18,942	—	18,942	(10,655)	8,287

	29,370	—	29,370	(10,672)	18,698
Additional netting benefit	—	—	—	(4,223)	(4,223)

	$40,541	$—	$40,541	$(17,205)	$23,336

Liabilities:
Designated as hedging instruments:
Foreign currency forward contracts	$2,310	$—	$2,310	$(2,310)	$—

Not designated as hedging instruments:
Embedded derivatives	1,649	—	1,649	—	1,649
Economic hedges of embedded derivatives	194	—	194	(17)	177
Foreign currency forward and option contracts	15,182	—	15,182	(10,655)	4,527

	17,025	—	17,025	(10,672)	6,353
Additional netting benefit	—	—	—	(4,223)	(4,223)

	$19,335	$—	$19,335	$(17,205)	$2,130

(1)	As presented in the Company’s condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.
(2)	The Company enters into master netting agreements with its counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the fair value of derivative instruments recognized in the Company’s condensed consolidated balance sheets as of December 31, 2014 (in thousands):

	Gross Amounts	Gross amounts offset in the balance sheet	Net balance sheet amounts (1)	Gross amounts not offset in the balance sheet (2)	Net
Assets:
Designated as hedging instruments:
Foreign currency forward contracts	$8,404	$—	$8,404	$—	$8,404

Not designated as hedging instruments:
Embedded derivatives	9,182	—	9,182	—	9,182
Foreign currency forward and option contracts	5,153	—	5,153	(138)	5,015

	14,335	—	14,335	(138)	14,197
Additional netting benefit	—	—	—	(508)	(508)

	$22,739	$—	$22,739	$(646)	$22,093

Liabilities:
Designated as hedging instruments:
Foreign currency forward contracts	$—	$—	$—	$—	$—

Not designated as hedging instruments:

Embedded derivatives	4	—	4	—	4
Economic hedges of embedded derivatives	390	—	390	—	390
Foreign currency forward and option contracts	416	—	416	(138)	278

	810	—	810	(138)	672
Additional netting benefit	—	—	—	(508)	(508)

	$810	$—	$810	$(646)	$164

(1)	As presented in the Company’s condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.
(2)	The Company enters into master netting agreements with its counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5.	Fair Value Measurements

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 were as follows (in thousands):

	Fair value at September 30, 2015	Fair value measurement using
		Level 1	Level 2
Assets (1):
Money market and deposit accounts	$8,020	$8,020	$—
Certificates of deposit	4,077	—	4,077
Derivative instruments (2)	40,541	—	40,541

	$52,638	$8,020	$44,618

Liabilities:
Derivative instruments (2)	$19,335	$—	$19,335

	$19,335	$—	$19,335

(1)	Excludes cash and restricted cash.
(2)	Includes both foreign currency embedded derivatives and foreign currency forward contracts. Amounts are included within other current asset, other assets, others current liabilities and other liabilities in the Company’s accompanying consolidated condensed balance sheet.

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 were as follows (in thousands):

	Fair value at December 31, 2014	Fair value measurement using
		Level 1	Level 2
Assets (1):
Money market and deposit accounts	$402,964	$402,964	$—
U.S. government securities	336,440	336,440	—
U.S. government agency securities	192,955	—	192,955
Certificates of deposit	439	—	439
Derivative instruments (2)	22,739	—	22,739

	$955,537	$739,404	$216,133

Liabilities:
Derivative instruments (2)	$810	$—	$810

	$810	$—	$810

(1)	Excludes cash and restricted cash
(2)	Includes embedded derivatives and foreign currency forward contracts. Amounts are included within other current assets, other assets, other current liabilities and other liabilities in the Company’s accompanying condensed consolidated balance sheet.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company did not have any significant Level 3 financial assets or financial liabilities as of September 30, 2015 and December 31, 2014.

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

Maturities of Capital Lease and Other Financing Obligations

The Company’s capital lease and other financing obligations are summarized as follows (in thousands):

	Capital lease obligations	Other financing obligations (1)	Total
2015 (3 months remaining)	$18,735	$13,638	$32,373
2016	68,032	55,761	123,793
2017	70,086	58,794	128,880
2018	72,151	60,231	132,382
2019	74,063	58,412	132,475
Thereafter	904,734	559,075	1,463,809

Total minimum lease payments	1,207,801	805,911	2,013,712
Plus amount representing residual property value	—	408,683	408,683
Less estimated building costs	—	(4,580)	(4,580)
Less amount representing interest	(573,481)	(618,978)	(1,192,459)

Present value of net minimum lease payments	634,320	591,036	1,225,356
Less current portion	(18,399)	(8,376)	(26,775)

	$615,921	$582,660	$1,198,581

1.	Other financing obligations are primarily build-to-suit lease obligations.

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7.	Debt Facilities

Mortgage and Loans Payable

The Company’s mortgage and loans payable consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Term loan	$475,631	$500,000
ALOG financings (1)	32,766	56,863
Mortgage payable and other loans payable	31,505	36,608

	539,902	593,471
Less amount representing debt discount and debt issuance cost (2)	(2,891)	(3,477)
Plus amount representing mortgage premium	2,062	2,281

	539,073	592,275
Less current portion	(55,024)	(59,466)

	$484,049	$532,809

(1)	ALOG Data Centers do Brasil S.A.
(2)	The Company adopted ASU 2015-03 during the three months ended September 30, 2015. As a result, debt issuance costs of $1,594,000 and $1,877,000 were reclassified from other assets to debt as of September 30, 2015 and December 31, 2014, respectively.

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

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Convertible Debt

The Company’s convertible debt consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
4.75% convertible subordinated notes	$157,885	$157,885
Less amount representing debt discount and debt issuance cost (1)	(6,350)	(12,656)

	$151,535	$145,229

(1)	The Company adopted ASU 2015-03 during the three months ended September 30, 2015. As a result, debt issuance costs of $303,000 and $624,000 were reclassified from other assets to debt as of September 30, 2015 and December 31, 2014, respectively.

4.75% Convertible Subordinated Notes

Holders of the 4.75% convertible subordinated notes were eligible to convert their notes during the quarter ended September 30, 2015 and are eligible to convert their notes during the three months ending December 31, 2015, since the stock price condition conversion clause was met during the applicable periods. As of September 30, 2015, had the holders of the 4.75% convertible subordinated notes converted their notes, the 4.75% convertible subordinated notes would have been convertible into a maximum of 1,976,736 shares of the Company’s common stock.

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

Pursuant to the declaration of the quarterly dividend in July 2015, the Company further amended the Capped Call agreement to adjust the effective conversion price of the 4.75% convertible subordinated notes from $79.87 to $108.68 per share of common stock. Depending upon the Company’s stock price at the time the 4.75% convertible subordinated notes are redeemed, the settlement of the Capped Call will result in a delivery of up to 1,240,460 shares of the Company’s common stock to the Company; however, the Company will receive no benefit from the Capped Call if the Company’s stock price is $79.87 or lower at the time of conversion and will receive less shares than the 1,240,460 share maximum as described above for share prices in excess of $108.68 at the time of conversion than it would have received at a share price of $108.68 (the Company’s benefit from the Capped Call is capped at $108.68 and the benefit received begins to decrease above this price).

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Senior Notes

The Company’s senior notes consisted of the following as of (in thousands):

	September 30, 2015	December 31, 2014
5.375% Senior Notes due 2023	$1,000,000	$1,000,000
5.375% Senior Notes due 2022	750,000	750,000
4.875% Senior Notes due 2020	500,000	500,000
5.75% Senior Notes due 2025	500,000	500,000

	2,750,000	2,750,000
Less amount representing debt issuance cost (1)	(29,552)	(32,954)

	$2,720,448	$2,717,046

(1)	The Company adopted ASU 2015-03 during the three months ended September 30, 2015, which resulted in a reclass of debt issuance costs from other assets to debt.

Maturities of Debt Facilities

The following table sets forth maturities of the Company’s debt, including mortgage and loans payable, convertible debt and senior notes and excluding debt discounts and premium as of September 30, 2015 (in thousands):

Year ending:
2015 (3 months remaining)	$16,268
2016	212,791
2017	50,100
2018	46,565
2019	345,401
Thereafter	2,778,724

$3,449,849

Fair Value of Debt Facilities

The following table sets forth the estimated fair values of the Company’s mortgage and loans payable, senior notes and convertible debt, including current maturities, as of (in thousands):

	September 30, 2015	December 31, 2014
Mortgage and loans payable	$539,187	$553,045
Convertible debt	160,600	162,159
Senior notes	2,731,233	2,790,023

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company has determined that the inputs used to value its debt facilities fall within Level 2 of the fair value hierarchy.

Interest Charges

The following table sets forth total interest costs incurred and total interest costs capitalized for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Interest expense	$76,269	$63,756	$219,556	$199,450
Interest capitalized	1,831	5,565	8,677	13,050

Interest charges incurred	$78,100	$69,321	$228,233	$212,500

8.	Commitments and Contingencies

Purchase Commitments

Primarily as a result of the Company’s various IBX expansion projects, as of September 30, 2015, the Company was contractually committed for $244.7 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of September 30, 2015, such as commitments to purchase power in select locations through the remainder of 2015 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2015 and thereafter. Such other miscellaneous purchase commitments totaled $395.9 million as of September 30, 2015.

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

9.	Stockholders’ Equity

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	Balance as of December 31, 2014	Net Change	Balance as of September 30, 2015
Foreign currency translation adjustment (“CTA”) gain (loss)	$(336,946)	$(149,546)	$(486,492)
Unrealized gain (loss) on cash flow hedges	6,603	(425)	6,178
Unrealized gain (loss) on available-for-sale securities	(99)	99	—
Net investment hedge CTA loss	—	(5,963)	(5,963)
Defined benefit plans	(2,001)	266	(1,735)

	$(332,443)	$(155,569)	$(488,012)

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Changes in foreign currency exchange rates can have a significant impact to the Company’s consolidated balance sheets (as evidenced above in the Company’s foreign currency translation gain or loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translating into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. As of September 30, 2015, the U.S. dollar was generally stronger relative to certain of the currencies of the foreign countries in which the Company operates. This overall strength of the U.S. dollar had an overall unfavorable impact on the Company’s consolidated financial position because the foreign denominations translated into less U.S. dollars as evidenced by an increase in foreign currency translation loss for the nine months ended September 30, 2015 as reflected in the above table. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which the Company operates could have a significant impact on its consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.

Dividends

In September 2015, the Company’s Board of Directors declared a special distribution of $627,289,000, or approximately $10.95 per share (the “2015 Special Distribution”), to its common stockholders. The 2015 Special Distribution represents an amount that includes the sum of: (1) foreign earnings and profits repatriated as dividend income in 2015; (2) taxable income in 2015 from depreciation recapture in respect of accounting method changes commenced in the Company’s pre-REIT period; and (3) certain other items of taxable income. The Company expects that the value of the 2015 Special Distribution, plus all of its other distributions during 2015, will equal or exceed the taxable income the Company expects to recognize in 2015.

The 2015 Special Distribution is payable on November 10, 2015 to the Company’s common stockholders of record as of the close of business on October 8, 2015. Common stockholders can elect to receive payment of the 2015 Special Distribution in the form of stock or cash, with total cash payment to all stockholders limited to no more than $125.4 million, or 20% of the total distribution. The amount of common stock to be distributed will be determined based upon the average closing price of the common stock on the three consecutive trading days commencing November 3, 2015.

On July 29, 2015, the Company declared a quarterly cash dividend of $1.69 per share, with a record date of August 26, 2015 and a payment date of September 16, 2015. The Company paid a total of $96,408,000 on September 16, 2015 for the third quarter cash dividend. In addition, the Company accrued an additional $2,244,000 in dividends payable for the restricted stock units that have not yet vested.

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

The Company uses a Monte Carlo simulation option-pricing model to determine the fair value of restricted stock units with a service and market condition. There were no significant changes in the assumptions used to determine the fair value of restricted stock units with a service and market condition that were granted in 2015 compared to the prior year.

The following table presents, by operating expense category, the Company’s stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Cost of revenues	$2,514	$2,145	$7,371	$6,243
Sales and marketing	9,173	7,256	27,806	22,199
General and administrative	22,282	18,261	63,398	58,031

	$33,969	$27,662	$98,575	$86,473

10.	Segment Information

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Adjusted EBITDA:
Americas	$174,170	$160,075	$517,790	$467,763
EMEA	81,403	69,786	236,967	198,342
Asia-Pacific	65,899	54,000	183,725	153,421

Total adjusted EBITDA	321,472	283,861	938,482	819,526
Depreciation, amortization and accretion expense	(133,268)	(121,349)	(384,068)	(351,033)
Stock-based compensation expense	(33,969)	(27,662)	(98,575)	(86,473)
Acquisition costs	(13,352)	281	(24,374)	(580)

Income from operations	$140,883	$135,131	$431,465	$381,440

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company also provides the following additional segment disclosures (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015		2014
Total revenues:
Americas	$382,630	$347,412	$1,118,046		$1,019,701
EMEA	177,563	161,580	516,153		470,172
Asia-Pacific	126,456	111,449	361,206		315,782

	$686,649	$620,441	$1,995,405		$1,805,655

Total depreciation and amortization:
Americas	$69,721	$66,198	$205,674		$188,990
EMEA	32,851	27,454	86,991		84,875
Asia-Pacific	29,831	26,370	88,750		75,862

	$132,403	$120,022	$381,415		$349,727

Capital expenditures:
Americas	$105,250	$77,241	$340,905	(1) (2)	$232,462
EMEA	39,816	35,177	124,299		77,842
Asia-Pacific	70,980	43,586	170,834		128,212	(3)

	$216,046	$156,004	$636,038		$438,516

(1)	Includes the purchase price for the business acquisitions, net of cash acquired, which totaled $10,247.
(2)	Includes the purchase price for the San Jose land purchase, which totaled $38,282.
(3)	Includes the purchase of real estate totaling $16,791.

The Company’s long-lived assets are located in the following geographic areas as of (in thousands):

	September 30, 2015	December 31, 2014
Americas	$3,022,087	$2,874,562
EMEA	1,136,938	1,135,319
Asia-Pacific	1,059,570	988,389

	$5,218,595	$4,998,270

EQUINIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Revenue information on a services basis is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Colocation	$511,652	$462,466	$1,489,807	$1,349,749
Interconnection	110,568	95,648	316,887	273,643
Managed infrastructure	22,327	27,757	69,648	80,997
Rental	2,174	2,566	6,727	7,909

Recurring revenues	646,721	588,437	1,883,069	1,712,298
Non-recurring revenues	39,928	32,004	112,336	93,357

	$686,649	$620,441	$1,995,405	$1,805,655

No single customer accounted for 10% or greater of the Company’s revenues for the three and nine months ended September 30, 2015 and 2014. No single customer accounted for 10% or greater of the Company’s gross accounts receivable as of September 30, 2015 and December 31, 2014.

11.	Subsequent Events

On October 28, 2015, the Company declared a quarterly cash dividend of $1.69 per share, which is payable on December 16, 2015 to the Company’s common stockholders of record as of the close of business on December 9, 2015.

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

Overview

In September 2015, as more fully described in Note 3 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we announced a cash tender offer for all issued and outstanding shares of Tokyo-based Bit-isle Inc. (“Bit-isle”) valued at ¥33.3 billion Japanese Yen or approximately $280.0 million U.S. dollars at the time of the announcement. The tender offer period ran from September 9, 2015 to October 26, 2015. The offer was conditioned on, among other things, the tender by Bit-isle shareholders of more than 66 2/3% of the Bit-isle shares and approximately 97% of shares (including stock options) were tendered. We will move forward to acquire the remaining shares under Japanese corporate law and expect to complete the acquisition by the end of 2015. In connection with the transaction, we entered into a term loan agreement with The Bank of Tokyo-Mitsubishi UJF, LTD (“BTMU”). Pursuant to the term loan agreement, BTMU has committed to provide a senior bridge term loan facility (“Bridge Term Loan”) of up to ¥47.5 billion or approximately $395.8 million. The Bridge Term Loan is dedicated solely for the acquisition of Bit-isle, the repayment of Bit-isle’s existing debt and transaction costs incurred in connection with the closing of the Bridge Term Loan and the acquisition of Bit-isle. In October 2015, we had the first draw down of JPY 27.3 billion or approximately $226.9 million, at the exchange rate in effect on September 30, 2015, in preparation of closing the transaction. The Bridge Term Loan is due one year after borrowing the first tranche. We intend to obtain permanent financing to replace and terminate the Bridge Term Loan prior to the maturity date.

In May 2015, as more fully described in Note 3 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we announced an offer for the entire issued and to be issued share capital of Telecity Group plc (“TelecityGroup”), valued at approximately £2.4 billion or $3.6 billion at the time of the announcement. The consummation of the transaction is subject to the satisfaction of certain conditions, including the receipt of regulatory approval, as further described in “Risk Factors”. We expect to close this transaction in the first half of 2016. In connection with the transaction, we also entered into a bridge credit agreement with J.P. Morgan Chase Bank, N.A. (“JPMCB”) as the initial lender and as administrative agent for the lenders from time to time who will be a party thereto (the

“Lenders”), for a principal amount of £875.0 million or approximately $1.3 billion (the “Bridge Loan”). The Bridge Loan is dedicated solely for the acquisition of TelecityGroup and to satisfy funds certainty requirements. We intend to obtain permanent financing prior to the closing of the acquisition to replace and terminate the Bridge Loan.

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

Equinix provides global data center offerings that protect and connect the world’s most valued information assets. Global enterprises, financial services companies and content and network service providers rely upon Equinix’s leading insight and data centers in 33 markets around the world for the safehousing of their critical IT equipment and the ability to directly connect to the networks that enable today’s information-driven economy. Equinix offers the following solutions: (i) premium data center colocation, (ii) interconnection and (iii) exchange and outsourced IT infrastructure services. As of September 30, 2015, we operated or had partner International Business Exchange® (“IBX”) data centers in the Atlanta, Boston, Chicago, Dallas, Denver, Los Angeles, Miami, New York, Philadelphia, Rio De Janeiro, Sao Paulo, Seattle, Silicon Valley, Toronto and Washington, D.C. metro areas in the Americas region; France, Germany, Italy, the Netherlands, Switzerland, the United Arab Emirates and the United Kingdom in the Europe, Middle East and Africa (“EMEA”) region; and Australia, China, Hong Kong, Indonesia, Japan and Singapore in the Asia-Pacific region.

Our data centers in 33 markets around the world are a global platform, which allows our customers to increase information and application delivery performance while significantly reducing costs. Based on our global platform and the quality of our IBX data centers, we believe we have established a critical mass of customers. As more customers locate in our IBX data centers, it benefits their suppliers and business partners to colocate as well, in order to gain the full economic and performance benefits of our offerings. These partners, in turn, pull in their business partners, creating a “marketplace” for their services. Our global platform enables scalable, reliable and cost-effective colocation, interconnection and traffic exchange that lowers overall cost and increases flexibility. Our focused business model is built on our critical mass of customers and the resulting “marketplace” effect. This global platform, combined with our strong financial position, continues to drive new customer growth and bookings.

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

Our utilization rate was approximately 81% as of September 30, 2015 and 77% as of September 30, 2014; however, excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our utilization rate would have increased to approximately 84% as of September 30, 2015. Our utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.

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

Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during any given quarter of the past three years, more than half of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. During the three months ended September 30, 2015 and 2014, our largest customer accounted for approximately 3% and 2% of our recurring revenues, respectively. Our 50 largest customers accounted for approximately 37% and 35% of our recurring revenues for the three months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, our largest customer accounted for approximately 3% and 2% of our recurring revenues, respectively. Our 50 largest customers accounted for approximately 36% and 34% of our recurring revenues for the nine months ended September 30, 2015 and 2014, respectively.

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

Real Estate Investment Trust (“REIT”) Conversion

In September 2012, we announced that our Board of Directors approved a plan for Equinix to pursue conversion to a REIT. On December 23, 2014, our Board of Directors formally approved our conversion to a REIT effective on January 1, 2015. We completed the implementation of the REIT conversion in 2014, and as a result we began operating as a REIT for federal income tax purposes effective January 1, 2015. In May 2015, we received a favorable response to the private letter ruling (“PLR”) we had requested from the U.S. Internal Revenue Service (“IRS”) in connection with our conversion to a REIT for federal income tax purposes. The REIT conversion includes almost all of our data center operations in the U.S., Europe and Japan; our data center operations in other jurisdictions have initially been designated as taxable REIT subsidiaries (“TRSs”).

As a REIT, we generally are permitted to deduct from federal taxable income the dividends we pay to our stockholders (including, for this purpose, the value of any deemed distribution on account of adjustments to the conversion rate relating to our outstanding debt securities that are convertible into our common stock, provided the deemed distribution is not a preferential dividend). The income represented by such dividends is not subject to federal taxation at the entity level but is taxed, if at all, at the stockholder level. Nevertheless, the income of our TRSs which hold our U.S. operations that may not be REIT-compliant, are subject, as applicable, to federal and state corporate income tax. Likewise, our foreign subsidiaries continue to be subject to foreign income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRSs or through qualified REIT subsidiaries (“QRSs”). We are also subject to a separate corporate income tax on any gains recognized during a specified period (generally 10 years) following the REIT conversion that are attributable to “built-in” gains with respect to the assets that we owned on January 1, 2015. Our ability to qualify for taxation as a REIT will depend upon our compliance with various requirements, including requirements related to the nature of our assets, the sources of our income and the distributions to our stockholders. If we fail to qualify for taxation as a REIT, we will be subject to federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRSs operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules and some may not follow them at all.

We expect to incur a total of approximately $360.0 to $370.0 million in tax liabilities associated with a change in our methods of depreciating and amortizing various data center assets for tax purposes from our prior methods to methods that are more consistent with the characterization of such assets as real property for REIT purposes. These liabilities have been and continue to be generally payable over a four-year period starting in 2012. As of September 30, 2015, we have settled $346.3 million of the estimated federal and state tax liability related to this recapture of depreciation and amortization expenses. The remaining tax liability is expected to be settled by the end of 2015.

As a REIT, we also expect to incur approximately $10.0 million annually in compliance costs beginning in 2015.

On October 16, 2014, we announced the declaration by our Board of Directors of a special distribution (the “2014 Special Distribution”) of $416.0 million on our shares of common stock, payable in either common stock or cash to, and at the election of, our stockholders of record as of October 27, 2014. Common stockholders elected to receive payment of the 2014 Special Distribution in the form of stock or cash, with the total cash payment to all stockholders limited to a maximum of $83.2 million. The amount of the 2014 Special Distribution, plus the value of the deemed distribution on account of the adjustment to the conversion rate relating to our outstanding 4.75% convertible subordinated notes that was made as a result of the 2014 Special Distribution (the “2014 Conversion Rate Adjustment”), exceeded our previously undistributed accumulated earnings and profits attributable to all taxable periods ending prior to January 1, 2015.

On September 28, 2015, we announced the declaration by our Board of Directors of a special distribution (the “2015 Special Distribution”) of $627.0 million on our shares of common stock, payable in either common stock or cash to, and at the election of, our stockholders of record as of October 8, 2015. Common stockholders have the right to elect, prior to November 2, 2015, to receive payment of the 2015 Special Distribution in the form of stock or cash, with the total cash payment to all stockholders limited to a maximum of $125.4 million. The 2015 Special Distribution includes the sum of: (1) estimated foreign earnings and profits repatriated as dividend income to be recognized in 2015; (2) taxable income in 2015 from depreciation recapture in respect of accounting method changes commenced in our pre-REIT period; and (3) certain other items of taxable income.

In connection with our conversion to a REIT effective January 1, 2015, we also paid quarterly cash dividends of $1.69 per share on each of March 25, 2015, June 17, 2015, and September 16, 2015. On October 28, 2015, we declared a quarterly cash dividend of $1.69 per share, which will be paid on December 16, 2015 to shareholders of record on December 9, 2015. We expect that the amount of the

2015 Special Distribution, plus the amount of all of our other distributions during 2015 and the expected value of the deemed distributions on account of the adjustments to the conversion rate relating to our outstanding 4.75% convertible subordinated notes that are or will be made as a result of our 2015 distributions, will equal or exceed the taxable income that we expect to recognize in 2015.

We continue to monitor our REIT compliance to maintain our qualification for taxation as a REIT. For this, and other reasons, as necessary, we may convert certain of our data center operations in Canada and additional countries in Asia-Pacific into the REIT in future periods.

Results of Operations

Three Months Ended September 30, 2015 and 2014

Revenues. Our revenues for the three months ended September 30, 2015 and 2014 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three months ended September 30,				% change
	2015	%	2014	%	Actual	Constant currency
Americas:
Recurring revenues	$360,687	53%	$330,683	53%	9%	13%
Non-recurring revenues	21,943	3%	16,729	3%	31%	32%

	382,630	56%	347,412	56%	10%	14%

EMEA:
Recurring revenues	166,156	24%	152,803	25%	9%	23%
Non-recurring revenues	11,407	2%	8,777	1%	30%	49%

	177,563	26%	161,580	26%	10%	24%

Asia-Pacific:
Recurring revenues	119,878	17%	104,951	17%	14%	28%
Non-recurring revenues	6,578	1%	6,498	1%	1%	13%

	126,456	18%	111,449	18%	13%	27%

Total:
Recurring revenues	646,721	94%	588,437	95%	10%	18%
Non-recurring revenues	39,928	6%	32,004	5%	25%	33%

	$686,649	100%	$620,441	100%	11%	19%

Americas Revenues. Our revenues from the U.S., the largest revenue contributor in the Americas region for the period, represented approximately 93% and 91%, respectively, of the regional revenues during the three months ended September 30, 2015 and 2014. Growth in Americas revenues was primarily due to (i) approximately $8.7 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Atlanta, Miami, New York, Rio de Janeiro, Silicon Valley, Toronto, and Washington, D.C. metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended September 30, 2015, the U.S. dollar was generally stronger relative to the Canadian dollar and Brazilian real than during the three months ended September 30, 2014, resulting in approximately $12.2 million of unfavorable foreign currency impact to our Americas revenues during the three months ended September 30, 2015 compared to average exchange rates of the three months ended September 30, 2014. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Atlanta, Dallas, São Paulo and Washington D.C. metro areas, which are expected to open during the remainder of 2015 and 2016. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

EMEA Revenues. Our revenues from the U.K., the largest revenue contributor in the EMEA region for the period, represented approximately 38% and 36%, respectively, of the regional revenues during the three months ended September 30, 2015 and 2014. Our EMEA revenue growth was primarily due to (i) approximately $7.4 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, London, and Paris metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended September 30, 2015, the impact of foreign currency fluctuations resulted in approximately $23.6 million of unfavorable foreign currency impact to our EMEA revenues primarily due to a generally stronger U.S. dollar relative to the British pound and Euro during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. We expect that our EMEA revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Amsterdam, Frankfurt, and London metro areas, which are expected to open in 2016. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 39% and 38%, respectively, of the regional revenues for the three months ended September 30, 2015 and 2014. Our Asia-Pacific revenue growth was primarily due to (i) approximately $13.0 million of revenue generated from our recently-opened IBX data center expansions in the Hong Kong, Melbourne, Osaka, Singapore, Shanghai and Tokyo metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended September 30, 2015, the U.S. dollar was generally stronger relative to the Australian dollar, Japanese yen and Singaporean dollar, than during the three months ended September 30, 2014, resulting in approximately $15.0 million of unfavorable foreign currency impact to our Asia-Pacific revenues during the three months ended September 30, 2015 when compared to average exchange rates during the three months ended September 30, 2014. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX data centers and additional expansions currently taking place in the Melbourne, Shanghai, Singapore, Sydney and Tokyo metro areas, which are expected to open in 2016. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, or changes or amendments to customers’ contracts as well as the impact of our acquisition of Bit-isle.

Cost of Revenues. Our cost of revenues for the three months ended September 30, 2015 and 2014 were split among the following geographic regions (dollars in thousands):

	Three months ended September 30,				% change
	2015	%	2014	%	Actual	Constant currency
Americas	$161,998	50%	$154,977	51%	5%	11%
EMEA	92,893	28%	83,704	28%	11%	27%
Asia-Pacific	70,577	22%	65,371	21%	8%	20%

Total	$325,468	100%	$304,052	100%	7%	17%

	Three months ended September 30,
	2015	2014
Cost of revenues as a percentage of revenues:
Americas	42%	45%
EMEA	52%	53%
Asia-Pacific	56%	62%
Total	47%	50%

Americas Cost of Revenues. The increase in our Americas cost of revenues for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to $5.3 million of higher utilities, repairs and maintenance costs in support of our business growth. In addition, the increase in our Americas cost of revenues is due to $1.9 million of higher real property and personal property tax expenses, mainly due to our new IBX data center in the Toronto metro area. During the three months ended September 30, 2015, the impact of foreign currency fluctuations to our Americas cost of revenues resulted in approximately $9.8 million of favorable foreign currency impact to our Americas cost of revenues primarily due to a generally stronger U.S. dollar relative to the Brazilian real and Canadian dollar during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. We expect Americas cost of revenues to increase as we continue to grow our business.

EMEA Cost of Revenues. Our EMEA cost of revenues for the three months ended September 30, 2015 and 2014 included $27.4 million and $23.5 million, respectively, of depreciation expense. The growth in depreciation expense was primarily due to our IBX data center expansion activity. Excluding depreciation expense, the increase in our EMEA cost of revenues was primarily due to $4.9 million of higher costs associated with equipment resale and certain custom services provided to our customers as well as an increase in net losses relating to the cash flow derivatives. During the three months ended September 30, 2015, the impact of foreign currency fluctuations to our EMEA cost of revenues resulted in approximately $13.1 million of net favorable foreign currency impact to our EMEA cost of revenues primarily due to a generally stronger U.S. dollar relative to the British pound and Euro during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. We expect EMEA cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Our Asia-Pacific cost of revenues for the three months ended September 30, 2015 and 2014 included $28.6 million and $25.1 million, respectively, of depreciation expense. The growth in depreciation expense was primarily due to our IBX data center expansion activity. Excluding depreciation expense, the increase in our Asia-Pacific cost of revenues was due to $2.2 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (374 employees included in Asia-Pacific cost of revenues as of September 30, 2015 versus 331 as of September 30, 2014) and higher costs associated with rent, facilities and real property taxes in support of our business growth. During the three months ended September 30, 2015, the impact of foreign currency fluctuations to our Asia-Pacific cost of revenues resulted in approximately $7.7 million of net favorable foreign currency impact to our Asia-Pacific cost of revenues primarily due to a generally stronger U.S. dollar relative to the Australian dollar, Japanese yen, and Singapore dollar, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business, including from the impact of our acquisition of Bit-isle.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended September 30, 2015 and 2014 were split among the following geographic regions (dollars in thousands):

	Three months ended September 30,				% change
	2015	%	2014	%	Actual	Constant currency
Americas	$53,575	64%	$41,238	57%	30%	34%
EMEA	17,923	21%	19,874	28%	-10%	0%
Asia-Pacific	12,211	15%	11,073	15%	10%	21%

Total	$83,709	100%	$72,185	100%	16%	23%

	Three months ended September 30,
	2015	2014
Sales and marketing expenses as a percentage of revenues:
Americas	14%	12%
EMEA	10%	12%
Asia-Pacific	10%	10%
Total	12%	12%

Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to $8.2 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (480 Americas sales and marketing employees as of September 30, 2014 versus 440 as of September 30, 2014) and $3.6 million of higher advertising, promotion, travel and professional service fees to support our growth. During the three months ended September 30, 2015, the impact of foreign currency fluctuations to our Americas sales and marketing expenses was not significant when compared to average exchange rates of the three months ended September 30, 2014. Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Americas sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in Americas sales and marketing initiatives, we believe our Americas sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.

EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expenses did not materially change during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. During the three months ended September 30, 2015, the U.S. dollar was generally stronger relative to the British pound and Euro than during the three months ended September 30, 2014, resulting in approximately $2.0 million of net favorable foreign currency impact to our EMEA sales and marketing expenses during the three months ended September 30, 2015 when compared to the three months ended September 30, 2014. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenue. We believe our EMEA sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expenses did not materially change during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. For the three months ended September 30, 2015, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the three months ended September 30, 2014. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Asia-Pacific sales and marketing expenses have increased. Although we anticipate that we will continue to invest in Asia-Pacific sales and marketing initiatives, which will also increase as a result of the Bit-isle acquisition, we believe our Asia-Pacific sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

General and Administrative Expenses. Our general and administrative expenses for the three months ended September 30, 2015 and 2014 were split among the following geographic regions (dollars in thousands):

	Three months ended September 30,				% change
	2015	%	2014	%	Actual	Constant currency
Americas	$88,815	72%	$78,864	72%	13%	14%
EMEA	22,737	18%	19,154	18%	19%	28%
Asia-Pacific	11,685	10%	11,336	10%	3%	13%

Total	$123,237	100%	$109,354	100%	13%	16%

	Three months ended September 30,
	2015	2014
General and administrative expenses as a percentage of revenues:
Americas	23%	23%
EMEA	13%	12%
Asia-Pacific	9%	11%
Total	18%	18%

Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $9.3 million of higher travel and office expenses, and compensation costs, including general salaries, bonuses, stock-based compensation, and headcount growth (787 Americas general and administrative employees as of September 30, 2015 versus 729 as of September 30, 2014) and (ii) $4.8 million of higher depreciation expense associated with the implementation of our Oracle R12 ERP system, certain systems to improve our quote to order and billing processes and other systems to support the REIT conversion, partially offset by a $3.9 million reduction in professional fees from our REIT conversion incurred during the three months ended September 30, 2014. During the three months ended September 30, 2015, the impact of foreign currency fluctuations to our Americas general and administrative expenses was not significant when compared to average exchange rates for the three months ended September 30, 2014. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments into improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. Going forward, although we are carefully monitoring our spending, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth.

EMEA General and Administrative Expenses. The increase in our EMEA general and administrative expenses was primarily due to $2.7 million of higher depreciation and higher compensation costs, including general salaries, bonus, stock-based compensation and headcount growth (405 EMEA general and administrative employees as of September 30, 2015 versus 339 as of September 30, 2014). For the three months ended September 30, 2015, the impact of foreign currency fluctuations to EMEA general and administrative expenses was not significant when compared to the average exchange rates for the three months ended September 30, 2014. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change and the impact of foreign currency fluctuations to our Asia-Pacific general and administrative expenses for the three months ended September 30, 2015 was not significant when compared to average exchange rates of the three months ended September 30, 2014. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth and also increase as a result of the Bit-isle acquisition; however, as a percentage of revenues, we generally expect them to decrease.

Acquisition Costs. During the three months ended September 30, 2015, we recorded acquisition costs totaling $13.4 million primarily in the EMEA region, which included $8.6 million as a result of a court ruling in connection with a historical acquisition. During the three months ended September 30, 2014, we reversed acquisition costs totaling $281,000 primarily in the Americas region. We expect our acquisition costs to increase through the closings of the Bit-isle and TelecityGroup acquisitions.

Interest Income. Interest income was $934,000 and $356,000, respectively, for the three months ended September 30, 2015 and 2014. The average annualized yield for the three months ended September 30, 2015 was 0.59% versus 0.24% for the three months ended September 30, 2014. We expect our interest income to remain at these low levels for the foreseeable future due to lower invested balances and a portfolio more weighted towards short-term U.S. government securities.

Interest Expense. Interest expense increased to $76.3 million for the three months ended September 30, 2015 from $63.8 million for the three months ended September 30, 2014. This increase in interest expense was primarily due to the impact of bridge financing in connection with TelecityGroup acquisition and additional financings such as various capital lease and other financing obligations to support our expansion projects. During the three months ended September 30, 2015 and 2014, we capitalized $1.8 million and $5.6 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we recognize the full impact of our $1.25 billion senior notes offering in November 2014 and $1.5 billion senior credit facility offerings in December 2014, partially offset by the redemption of our 7.00% senior notes and settlement of our 3.00% convertible notes in 2014. We expect to incur additional indebtedness to support our growth and acquisition opportunities such as the Bit-isle and TelecityGroup acquisitions, resulting in higher interest expense. We expect to obtain permanent financing prior to the closing of the TelecityGroup acquisition to replace and terminate the Bridge Loan.

Other Income (Expense). We recorded net expense of $12.8 million and net income of $1.8 million respectively, of other income (expense), for the three months ended September 30, 2015 and 2014, primarily due to foreign currency exchange gains and losses during the periods, including an $11.6 million mark-to-market foreign currency loss for the three months ended September 30, 2015 as a result of specific foreign hedge activities put in place with regards to hedging the TelecityGroup acquisition purchase price.

Income Taxes. Effective January 1, 2015, we elected to be treated as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income taxes on the taxable income distributed to our stockholders. We intend to distribute the entire taxable income generated by the operations of our REIT and its QRSs for the tax year ending December 31, 2015. As such, no provision for U.S. income taxes for the REIT and its QRSs has been included in the accompanying condensed consolidated financial statements for the three months ended September 30, 2015.

We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations were accrued, as necessary, for the three months ended September 30, 2015.

For the three months ended September 30, 2015 and 2014, we recorded $11.6 million and $30.6 million of income tax expense, respectively. Our effective tax rates were 22.0% and 41.6%, respectively, for the three months ended September 30, 2015 and 2014. We expect to recognize a lower income tax provision for the year ended December 31, 2015 as compared to the income tax provision in 2014 due to our REIT conversion because we are entitled to a deduction for dividends paid, which will result in a substantial reduction of U.S. income tax expense. As a REIT, substantially all of our income tax expense will be the foreign income tax incurred by our foreign subsidiaries and the U.S. income tax incurred by our U.S. TRSs.

Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the performance of our segments, measure the operational cash generating abilities of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges and acquisition costs. Our adjusted EBITDA for the three months ended September 30, 2015 and 2014 were split among the following geographic regions (dollars in thousands):

	Three months ended September 30,				% change
	2015	%	2014	%	Actual	Constant currency
Americas	$174,170	54%	$160,075	56%	9%	11%
EMEA	81,403	25%	69,786	25%	17%	33%
Asia-Pacific	65,899	21%	54,000	19%	22%	38%

Total	$321,472	100%	$283,861	100%	13%	22%

Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. During the three months ended September 30, 2015, currency fluctuations resulted in approximately $3.8 million of unfavorable foreign currency impact on our Americas adjusted EBITDA primarily due to the generally stronger U.S. dollar relative to the Brazilian real and Canadian dollar during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. During the three months ended September 30, 2015, currency fluctuations resulted in approximately $11.5 million of net unfavorable foreign currency impact to our EMEA adjusted EBITDA primarily due to generally stronger U.S. dollar relative to the British pound and Euro, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Asia-Pacific Adjusted EBITDA. The increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. During the three months ended September 30, 2015, currency fluctuations resulted in approximately $8.6 million of net unfavorable foreign currency impact to our Asia-Pacific adjusted EBITDA primarily due to generally stronger U.S. dollar relative to the Australian dollar, Japanese yen, and Singapore dollar during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 and 2014

Revenues. Our revenues for the nine months ended September 30, 2015 and 2014 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Nine months ended September 30,				% change
	2015	%	2014	%	Actual	Constant currency
Americas:
Recurring revenues	$1,061,346	53%	$970,815	54%	9%	12%
Non-recurring revenues	56,700	3%	48,886	3%	16%	17%

	1,118,046	56%	1,019,701	57%	10%	12%

EMEA:
Recurring revenues	479,643	24%	443,553	25%	8%	24%
Non-recurring revenues	36,510	2%	26,619	1%	37%	59%

	516,153	26%	470,172	26%	10%	26%

Asia-Pacific:
Recurring revenues	342,080	17%	297,930	16%	15%	26%
Non-recurring revenues	19,126	1%	17,852	1%	7%	17%

	361,206	18%	315,782	17%	14%	25%

Total:
Recurring revenues	1,883,069	94%	1,712,298	95%	10%	18%
Non-recurring revenues	112,336	6%	93,357	5%	20%	29%

	$1,995,405	100%	$1,805,655	100%	11%	18%

Americas Revenues. Our revenues from the U.S., the largest revenue contributor in the Americas region for the period, represented approximately 93% and 91%, respectively, of the regional revenues during the nine months ended September 30, 2015 and 2014. Growth in Americas revenues was primarily due to (i) approximately $27.9 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Atlanta, Miami, New York, Rio De Janeiro, Silicon Valley, Toronto and Washington, D.C. metro areas, (ii) an increase in orders from both our existing customers and new customers during the period. During the nine months ended September 30, 2015, the U.S. dollar was generally stronger relative to the Canadian dollar and Brazilian real than during the nine months ended September 30, 2014, resulting in approximately $26.3 million of unfavorable foreign currency impact to our Americas revenues during the nine months ended September 30, 2015 when compared to average exchange rates of the nine months ended September 30, 2014. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Atlanta, Dallas, São Paulo, and Washington, D.C. metro areas, which are expected to open during the remainder of 2015 and 2016. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

EMEA Revenues. Our revenues from the U.K., the largest revenue contributor in the EMEA region for the period, represented approximately 38% and 36%, respectively, of the regional revenues during the nine months ended September 30, 2015 and 2014. Our EMEA revenue growth was primarily due to (i) approximately $18.5 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, London, and Paris metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the nine months ended September 30, 2015, the impact of foreign currency fluctuations resulted in approximately $76.2 million of unfavorable foreign currency impact to our EMEA revenues primarily due to a generally stronger U.S. dollar relative to the British pound and Euro, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. We expect that our EMEA revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Amsterdam, Frankfurt, and London metro areas, which are expected to open in 2016. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

Asia-Pacific Revenues. Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 39% and 38%, respectively, of the regional revenues for the nine months ended September 30, 2015 and 2014. Our Asia-Pacific revenue growth was primarily due to (i) approximately $38.4 million of revenue generated from our recently-opened IBX data center expansions in the Hong Kong, Melbourne, Osaka, Singapore, Shanghai, and Tokyo metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the nine months ended September 30, 2015, the U.S. dollar was generally stronger relative to the Australian dollar, Japanese yen and Singapore dollar, than during the nine months ended September 30, 2014, resulting in approximately $35.0 million of unfavorable foreign currency impact to our Asia-Pacific revenues during the nine months ended September 30, 2015 when compared to average exchange rates of the nine months ended September 30, 2014. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX data center expansions and additional expansions currently taking place in the Melbourne, Shanghai, Singapore, Sydney, and Tokyo metro areas, which are expected to open in 2016. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, or changes or amendments to customers’ contracts as well as the impact of our acquisition of Bit-isle.

Cost of Revenues. Our cost of revenues for the nine months ended September 30, 2015 and 2014 were split among the following geographic regions (dollars in thousands):

	Nine months ended September 30,				% change
	2015	%	2014	%	Actual	Constant currency
Americas	$470,257	50%	$445,682	50%	6%	10%
EMEA	260,908	28%	251,689	29%	4%	20%
Asia-Pacific	208,373	22%	187,065	21%	11%	22%

Total	$939,538	100%	$884,436	100%	6%	15%

	Nine months ended September 30,
	2015	2014
Cost of revenues as a percentage of revenues:
Americas	42%	44%
EMEA	51%	54%
Asia-Pacific	58%	59%
Total	47%	49%

Americas Cost of Revenues. Our Americas cost of revenues for the nine months ended September 30, 2015 and 2014 included $161.7 million and $158.4 million, respectively, of depreciation expense. The increase in depreciation expense was primarily due to our IBX data center expansion activity, partially offset by the decrease in our depreciation expense as a result of the increase in the useful lives of certain fixed assets when we entered into lease amendments to extend the lease term for certain IBX data centers. Excluding depreciation expense, the increase in our Americas cost of revenues was primarily due to $12.7 million of higher utilities, repairs and maintenance in support of our revenue growth and $5.6 million of higher compensation costs, including general salaries, bonus, stock-based compensation and headcount growth (1,019 employees included in America cost of revenues as of September 30, 2015 versus 942 as of September 30, 2014). During the nine months ended September 30, 2015, the impact of foreign currency fluctuations to our Americas cost of revenues resulted in approximately $20.4 million of favorable foreign currency impact to our Americas cost of revenues primarily due to a generally stronger U.S. dollar relative to the Canadian dollar and Brazilian real during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. We expect Americas cost of revenues to increase as we continue to grow our business.

EMEA Cost of Revenues. The increase in our EMEA cost of revenues was primarily due to $12.8 million of higher costs associated with equipment resales, certain custom services provided to our customers and an increase in net losses relating to cash flow hedging derivatives as well as $2.0 million of higher compensation costs, including general salaries, bonus, stock-based compensation and headcount growth (523 employees included in EMEA cost of revenue as of September 30, 2015 versus 446 as of September 30, 2014) to support our growth. These increases were partially offset by $5.2 million of lower rent, facilities and utilities expenses, primarily due to foreign currency fluctuations. During the nine months ended September 30, 2015, the impact of foreign currency fluctuations to our EMEA cost of revenues resulted in approximately $41.5 million of net favorable foreign currency impact to our EMEA cost of revenues primarily due to a generally stronger U.S. dollar relative to the British pound and Euro, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. We expect EMEA cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Our Asia-Pacific cost of revenues for the nine months ended September 30, 2015 and 2014 included $85.0 million and $72.5 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX data center expansion activity. Excluding depreciation expense, the increase in Asia-Pacific cost of revenues was primarily due to $4.2 million of higher utilities, rent and facilities costs in support of our revenue growth as well as $2.1 million of higher compensation costs, including general salaries, bonus, stock-based compensation and headcount growth (374 employees included in Asia-Pacific cost of revenue as of September 30, 2015 versus 331 as of September 30, 2014). During the nine months ended September 30, 2015, the impact of foreign currency fluctuations to our Asia-Pacific cost of revenues resulted in approximately $18.9 million of net favorable foreign currency impact to our Asia-Pacific cost of revenues primarily due to a generally stronger U.S. dollar relative to Australian dollar, Japanese yen and Singapore dollar during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business, including from the impact of our acquisition of Bit-isle.

Sales and Marketing Expenses. Our sales and marketing expenses for the nine months ended September 30, 2015 and 2014 were split among the following geographic regions (dollars in thousands):

	Nine months ended September 30,				% change
	2015	%	2014	%	Actual	Constant currency
Americas	$153,035	63%	$125,095	59%	22%	25%
EMEA	53,003	22%	58,872	27%	-10%	1%
Asia-Pacific	37,535	15%	30,900	14%	21%	31%

Total	$243,573	100%	$214,867	100%	13%	19%

	Nine months ended September 30,
	2015	2014
Sales and marketing expenses as a percentage of revenues:
Americas	14%	12%
EMEA	10%	13%
Asia-Pacific	10%	10%
Total	12%	12%

Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to $22.1 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (480 Americas sales and marketing employees as of September 30, 2015 versus 440 as of September 30, 2014) and $5.5 million of higher travel, advertising, promotion and professional fees to support our growth. During the nine months ended September 30, 2015, the impact of foreign currency fluctuations to our Americas sales and marketing expenses resulted in approximately $3.5 million of favorable foreign currency impact to our Americas general and administrative expenses primarily due to a generally stronger U.S. dollar relative to the Canadian dollar and Brazilian real during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Americas sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in Americas sales and marketing initiatives, we believe our Americas sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.

EMEA Sales and Marketing Expenses. The decrease in our EMEA sales and marketing expenses was primarily due to $4.3 million of lower professional fees primarily due to the termination of certain contracts during 2014. During the nine months ended September 30, 2015, the impact of foreign currency fluctuations to our EMEA sales and marketing expenses resulted in approximately $6.7 million of net favorable foreign currency impact to our EMEA sales and marketing expenses primarily due to a generally stronger U.S. dollar relative to the British pound and Euro, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. We believe our EMEA sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to $4.4 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation expense and headcount growth (173 Asia-Pacific sales and marketing employees as of September 30, 2015 versus 146 as of September 30, 2014). During the nine months ended September 30, 2015, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses resulted in approximately $2.9 million of net favorable foreign currency impact to our Asia-Pacific sales and marketing expenses primarily due to a generally stronger U.S. dollar relative to Australian dollar, Japanese yen and Singapore dollar during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Asia-Pacific sales and marketing expenses have increased. Although we anticipate that we will continue to invest in Asia-Pacific sales and marketing initiatives, we believe our Asia-Pacific sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.

General and Administrative Expenses. Our general and administrative expenses for the nine months ended September 30, 2015 and 2014 were split among the following geographic regions (dollars in thousands):

	Nine months ended September 30,				% change
	2015	%	2014	%	Actual	Constant currency
Americas	$257,769	72%	$236,287	73%	9%	10%
EMEA	65,191	18%	56,712	17%	15%	26%
Asia-Pacific	33,495	10%	31,333	10%	7%	15%

Total	$356,455	100%	$324,332	100%	10%	13%

	Nine months ended September 30,
	2015	2014
General and administrative expenses as a percentage of revenues:
Americas	23%	23%
EMEA	13%	12%
Asia-Pacific	9%	10%
Total	18%	18%

Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $13.7 million of higher depreciation expense associated with the implementation of Oracle R12 ERP system, certain systems to improve our quote to order and billing processes and other systems to support the REIT conversion, (ii) $11.7 million of higher compensation costs, including general salaries, bonuses, stock-based compensation, and headcount growth (787 Americas general and administrative employees as of September 30, 2015 versus 729 as of September 30, 2014) and (iii) $8.2 million of higher rent, facilities, travel and office expenses to support our business growth, partially offset by a $12.3 million decrease in professional fees from our REIT conversion process incurred during the nine months ended September 30, 2014. During the nine months ended September 30, 2015, the impact of foreign currency fluctuations to our Americas general and administrative expenses resulted in approximately $2.1 million of favorable foreign currency impact to our Americas general and administrative expenses primarily due to a generally stronger U.S. dollar relative to the Canadian dollar and Brazilian real during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments into improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. Going forward, although we are carefully monitoring our spending, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth.

EMEA General and Administrative Expenses. The increase in our EMEA general and administrative expenses was primarily due to (i) $3.0 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (405 EMEA general and administrative employees as of September 30, 2015 versus 339 as of September 30, 2014), (ii) $4.3 million of higher depreciation expense and increase in net realized losses relating to cash flow hedging derivatives. During the nine months ended September 30, 2015, the impact of foreign currency fluctuations to our EMEA general and administrative expenses resulted in approximately $6.2 million of net favorable foreign currency impact to our EMEA general and administrative expenses primarily due to a generally stronger U.S. dollar relative to the British pound and Euro, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to increased outside service and consulting costs and higher compensation costs. During the nine months ended September 30, 2015, the impact of foreign currency fluctuations to our Asia-Pacific general and administrative expenses resulted in approximately $2.5 million of net favorable foreign currency impact to our Asia-Pacific general and administrative expenses primarily due to a generally stronger U.S. dollar relative to Australian dollar, Japanese yen and Singapore dollar during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect Asia-Pacific general and administrative expenses to increase as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.

Acquisition Costs. During the nine months ended September 30, 2015, we recorded acquisition costs of $24.4 million primarily in the EMEA region, which included $8.6 million as a result of a court ruling in connection with a historical acquisition. During the nine months ended September 30, 2014, we recorded acquisition costs of $580,000 primarily attributed to the Americas region. We expect our acquisition costs to increase through the closings of the Bit-isle and TelecityGroup acquisitions.

Interest Income. Interest income was $2.4 million and $2.5 million, respectively, for the nine months ended September 30, 2015 and 2014. The average annualized yield for the nine months ended September 30, 2015 was 0.38% versus 0.36% for the nine months ended September 30, 2014. We expect our interest income to remain at these low levels for the foreseeable future due to lower invested balances and a portfolio more weighted towards short-term U.S. government securities.

Interest Expense. Interest expense increased to $219.6 million for the nine months ended September 30, 2015 from $199.5 million for the nine months ended September 30, 2014. This increase in interest expense was primarily due to the impact of additional financings such as various capital lease and other financing obligations to support our expansion projects. Going forward, we expect to incur higher interest expense as we recognize the full impact of our $1.25 billion senior notes offering in November 2014 and $1.5 billion senior credit facility offerings in December 2014, partially offset by the redemption of our 7.00% senior notes and settlement of our 3.00% convertible notes in 2014. We expect to incur additional indebtedness to support our growth and acquisition opportunities such as the Bit-isle and TelecityGroup acquisitions, resulting in higher interest expense. We expect to obtain permanent financing prior to closing the TelecityGroup acquisition to replace and terminate the Bridge Loan.

Other Income (Expense). We recorded a net expense of $12.0 million and $3.2 million of other income, respectively, for the nine months ended September 30, 2015 and 2014, primarily due to foreign currency exchange gains and losses during the periods, including an $11.6 million mark-to-market foreign currency loss for the nine months ended September 30, 2015 as a result of specific foreign hedge activities put in place with regards to hedging the TelecityGroup acquisition purchase price.

Loss on Debt Extinguishment. During the nine months ended September 30, 2014, we recorded a $51.2 million loss on debt extinguishment as a result of the exchanges of the 3.00% convertible subordinated notes and 4.75% convertible subordinated notes. We did not record any loss on debt extinguishment during the nine months ended September 30, 2015.

Income Taxes. Effective January 1, 2015, we elected to be treated as a REIT for federal income tax purposes. As a REIT, we are generally not subject to U.S. income taxes on taxable income distributed to our stockholders. We intend to distribute the entire taxable income generated by the operations of our REIT and its QRSs for the tax year ending December 31, 2015. As such, no provision for U.S. income taxes for the REIT and its QRSs has been included in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2015.

We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations were accrued, as necessary, for the nine months ended September 30, 2015.

For the nine months ended September 30, 2015 and 2014, we recorded $25.3 million and $42.1 million of income tax expenses, respectively. Our effective tax rates were 12.5% and 30.9% for the nine months ended September 30, 2015 and 2014, respectively. We expect to recognize a significantly lower income tax provision in 2015 as compared to the income tax provision in 2014 due to our REIT conversion because we are entitled to a deduction for dividends paid, which will result in a substantial reduction of U.S. income tax expense. As a REIT, substantially all of our income tax expense will be the foreign income tax incurred by our foreign subsidiaries and the U.S. income tax incurred by our U.S. TRSs.

Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the performance of our segments, measure the operational cash generating abilities of our segments and develop regional growth strategies such as IBX data center expansion decisions. Our adjusted EBITDA for the nine months ended September 30, 2015 and 2014 were split among the following geographic regions (dollars in thousands):

	Nine months ended September 30,				% change
	2015	%	2014	%	Actual	Constant currency
Americas	$517,790	55%	$467,763	57%	11%	13%
EMEA	236,967	25%	198,342	24%	19%	38%
Asia-Pacific	183,725	20%	153,421	19%	20%	32%

Total	$938,482	100%	$819,526	100%	15%	22%

Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. During the nine months ended September 30, 2015, currency fluctuations resulted in approximately $8.6 million of unfavorable foreign currency impact on our Americas adjusted EBITDA primarily due to the generally stronger U.S. dollar relative to the Brazilian real and Canadian dollar during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. During the nine months ended September 30, 2015, currency fluctuations resulted in approximately $36.7 million of net unfavorable foreign currency impact to our EMEA adjusted EBITDA primarily due to generally stronger U.S. dollar relative to the British pound and Euro during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Asia-Pacific Adjusted EBITDA. The increase in our Asia-Pacific adjusted EBITDA was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. The U.S. dollar was generally stronger relative to the Australian dollar, Japanese yen and Singapore dollar compared to the nine months ended September 30, 2014, resulting in approximately $19.5 million of net unfavorable foreign currency impact to our Asia-Pacific adjusted EBITDA during the nine months ended September 30, 2015 when compared to average exchange rates of the nine months ended September 30, 2014.

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

We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges and acquisition costs as presented below (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Income from operations	$140,883	$135,131	$431,465	$381,440
Depreciation, amortization, and accretion expense	133,268	121,349	384,068	351,033
Stock-based compensation expense	33,969	27,662	98,575	86,473
Acquisition costs	13,352	(281)	24,374	580

Adjusted EBITDA	$321,472	$283,861	$938,482	$819,526

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

We use AFFO to evaluate our performance on a consolidated basis and as a metric in the determination of employees’ annual bonuses beginning in 2015 and vesting of restricted stock units that were granted in 2015 and that have both service and performance conditions. In presenting AFFO, we exclude certain items that we believe are not good indicators of our current or future operating performance. AFFO represents FFO excluding depreciation and amortization expense on non-real estate assets, accretion, stock-based compensation, restructuring charges, impairment charges, acquisition costs, an installation revenue adjustment, a straight-line rent expense adjustment, amortization of deferred financing costs, gains (losses) on debt extinguishment, an income tax expense adjustment, recurring capital expenditures and adjustments for unconsolidated joint ventures’ and non-controlling interests’ share of these items. The adjustments for both installation revenue and straight-line rent expense are intended to isolate the cash activity included within the straight-lined or amortized results in the consolidated statement of operations.

Our FFO and AFFO for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$41,132	$42,961	$177,043	$94,377
Net income attributable to redeemable non-controlling interests	—	(120)	—	1,179

Net income attributable to Equinix	41,132	42,841	177,043	95,556
Adjustments:
Real estate depreciation and amortization	109,856	103,781	319,825	304,020
Gain/loss on disposition of real estate property	182	31	803	247
Adjustments for FFO from unconsolidated joint ventures	27	28	84	84
Non-controlling interests’ share of above adjustments	—	(622)	—	(5,303)

NAREIT FFO attributable to common shareholders	$151,197	$146,059	$497,755	$394,604

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
NAREIT FFO attributable to common shareholders	$151,197	$146,059	$497,755	$394,604
Adjustments:
Installation revenue adjustment	8,527	6,079	29,655	18,496
Straight-line rent expense adjustment	1,251	3,353	6,469	9,713
Amortization of deferred financing costs	3,934	3,794	11,640	15,076
Stock-based compensation expense	33,969	27,662	98,575	86,473
Non-real estate depreciation expense	15,946	9,397	42,244	24,754
Amortization expense	6,601	6,844	19,346	20,953
Accretion expense	865	1,327	2,653	1,306
Recurring capital expenditures	(25,910)	(19,775)	(75,613)	(72,242)
Loss on debt extinguishment	—	—	—	51,183
Acquisition costs	13,352	(281)	24,374	580
Income tax expense adjustment (1)	643	22,240	(3,549)	19,469
Adjustments for AFFO from unconsolidated joint ventures	(14)	(18)	(44)	(58)
Non-controlling interests share of above adjustments	—	151	—	(3,134)

Adjusted Funds from Operations (AFFO)	$210,361	$206,832	$653,505	$567,173

(1)	Represents changes in our income tax reserves and valuation allowances that may not recur or may not relate to the current year’s operations.

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

Constant Currency Presentation

Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies such as the Brazilian real, British pound, Canadian dollar, Euro, Swiss franc, Australian dollar, Hong Kong dollar, Japanese yen, Singapore dollar and United Arab Emirates dirham. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities with functional currencies other than the U.S. dollar are converted into U.S. dollars at the exchange rates in effect for the comparable prior period rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the three months ended September 30, 2014 are used as exchange rates for the three months ended September 30, 2015 when comparing the three months ended September 30, 2015 with the three months ended September 30, 2014 and average rates in effect for the nine months ended September 30, 2014 are used as exchange rates for the nine months ended September 30, 2015 when comparing the nine months ended September 30, 2015 with the nine months ended September 30, 2014).

Liquidity and Capital Resources

As of September 30, 2015, our total indebtedness was comprised of (i) convertible debt principal totaling $157.9 million from our 4.75% convertible subordinated notes (gross of discount) and (ii) non-convertible debt and financing obligations totaling $4.5 billion consisting of (a) $2.8 billion of principal from our senior notes, (b) approximately $1.2 billion from our capital lease and other financing obligations, and (c) $542.0 million of principal from our mortgage and loans payable (gross of discount and premium).

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, payment of tax liabilities related to our conversion to a REIT, payment of the cash portion of the special distributions, payment of regular dividends and completion of our publicly-announced expansion projects. As of September 30, 2015, we had $339.5 million of cash, cash equivalents and short-term and long-term investments, of which approximately $104.8 million was held in the U.S. The decrease in our cash, cash equivalent, short-term and long-term investments from December 31, 2014 was primarily due to a transfer of approximately $493.8 million to a restricted cash account in connection with our announcement of our offer for the entire issued and to be issued share capital of TelecityGoup in May 2015. We believe that our current expansion activities in the U.S. can be funded with our U.S.-based cash and cash equivalents and investments. Besides our cash and investment portfolio, we have additional liquidity available to us from the $1.0 billion revolving credit facility that forms part of our $1.5 billion senior credit facility, the $1.3 billion Bridge Loan that was entered into in May 2015, which is designated for the completion of the TelecityGroup acquisition, which we expect to close in the first half of 2016, and the $395.8 million Bridge Term Loan that was entered into in September 2015, which is designated for the completion of Bit-isle acquisition, which we expect to close by the end of 2015. However, we intend to obtain permanent financing for the $1.3 billion Bridge Loan prior to the closing of the TelecityGroup acquisition and the $395.8 million Bridge Term Loan within 10 months of the initial borrowing, which would ultimately replace both the Bridge Loan and Bridge Term Loan.

As of September 30, 2015, we had 28 irrevocable letters of credit totaling $42.7 million issued and outstanding under the U.S. revolving credit line; as a result, we had a total of approximately $957.3 million of additional liquidity available to us under the revolving credit facility. Besides any further financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base, and have continued to experience relatively strong collections, if the current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity. Additionally, we may pursue additional expansion opportunities, primarily the build out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions. We are also now operating as a REIT and paying regular, recurring cash dividends. While we expect to fund these plans with our existing resources, additional financing, either debt or equity, may be required and if current market conditions were to deteriorate, we may be unable to secure additional financing or any such additional financing may only be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.

Sources and Uses of Cash

	Nine Months Ended September 30,
	2015	2014
	(dollars in thousands)
Net cash provided by operating activities	$659,675	$487,123
Net cash provided by (used in) investing activities	(605,931)	184,072
Net cash provided by (used in) financing activities	(319,768)	(572,449)

Operating Activities. The increase in net cash provided by operating activities was primarily due to improved operating results and favorable working capital activities such as decreased payments of certain accounts payable and accrued expenses and increased collections of customer receivables, and decreased income tax payments. During the three months ended September 30, 2014, we experienced an increase in days sales outstanding (“DSO”). During the first half of 2014, we had centralized responsibilities for billing and collection in the EMEA region. This transition of responsibilities resulted in an increase to the overall DSO in the prior period. We expect we will continue to generate cash from our operating activities during the remainder of 2015 and beyond.

Investing Activities. The net cash used in investing activities for the nine months ended September 30, 2015 was primarily due to a $493.8 million increase in restricted cash in connection with our cash and share offer for TelecityGroup, $587.5 million of capital expenditures primarily as a result of expansion activity, $38.3 million for the purchases of land in San Jose, California, and $338.4 million of purchases of investments, offset by sales and maturities of investments for $861.9 million. The net cash provided by investing activities for the nine months ended September 30, 2014 was primarily due to $757.7 million of sales and maturities of investments, partially offset by $136.5 million of purchases of investments, $421.7 million of capital expenditures primarily as a result of expansion activity and $16.8 million for the purchase of a plot of land in Melbourne, Australia.

During 2015, we expect that our IBX expansion construction activity will be greater than our 2014 levels. However, if the opportunity to expand is greater than planned and we have sufficient funding to pursue such expansion opportunities, we may further increase the level of capital expenditures to support this growth as well as pursue additional business acquisitions, property acquisitions or joint ventures. In May 2015, we announced a cash and share offer valued at approximately £2.4 billion or $3.6 billion for the entire issued and to be issued share capital of TelecityGroup. In September 2015, we announced a cash tender offer for all issued and outstanding shares of Bit-isle valued at ¥33.3 billion Japanese Yen or approximately $280.0 million at the time of the announcement. We currently anticipate that the Bit-isle and TelecityGroup acquisitions will close in the fourth quarter of 2015 and first half of 2016, respectively.

Financing Activities. The net cash used in financing activities for the nine months ended September 30, 2015 was primarily due to $529.4 million of repayments of U.S. dollar-denominated term loan and other mortgage and loan payments, and $291.0 million of dividend distributions, partially offset by $490.0 million of proceeds from our term loan modification and $29.9 million of proceeds from employee equity awards. The net cash used in financing activities for the nine months ended September 30, 2014 was primarily due to $298.0 million of purchases of treasury stock under our share repurchase program that was approved by our Board of Directors in December 2013, approximately $226.3 million to buy-out Riverwood’s interest in ALOG, along with the approximate 10% of ALOG owned by ALOG management, $29.5 million paid in connection with the exchanges of the 3.00% convertible subordinated notes and 4.75% convertible subordinated notes and $50.7 million of repayments of other long-term debt and capital lease and other financing obligations, partially offset by $28.2 million of proceeds from employee equity awards and $17.5 million of excess tax benefits from stock-based compensation. Going forward, we expect that our financing activities will consist primarily of repayment of our debt and additional financings needed to support expansion opportunities, additional acquisitions or joint ventures, the payment of our regular cash dividends and the cash portion of our 2015 Special Distributions. We expect to draw on the Bit-isle Bridge Term Loan to fund the acquisition and pay down Bit-isle’s existing debt. We also expect to obtain permanent financing prior to the closing of the TelecityGroup acquisition to replace and terminate the Bridge Loan.

Contractual Obligations and Off-Balance-Sheet Arrangements

We lease a majority of our IBX data centers and certain equipment under non-cancelable lease agreements expiring through 2053. The following represents our debt maturities, financings, leases and other contractual commitments as of September 30, 2015 (in thousands):

	2015 (3 months)	2016	2017	2018	2019	Thereafter	Total
Capital lease and other financing obligations (1)	$32,373	$123,793	$128,880	$132,382	$132,475	$1,463,809	$2,013,712
Operating leases (2)	26,189	107,119	105,201	100,513	92,848	651,052	1,082,922
Other contractual commitments (3)	410,181	133,857	62,511	13,446	12,914	7,659	640,568
Asset retirement obligations (4)	—	526	9,178	3,342	11,725	49,667	74,438

	$468,743	$365,295	$305,770	$249,683	$249,962	$2,172,187	$3,811,640

(1)	Represents principal and interest.
(2)	Represents minimum operating lease payments, excluding potential lease renewals.
(3)	Represents off-balance sheet arrangements. Other contractual commitments are described below.
(4)	Represents liability, net of future accretion expense.

In connection with the cash and share offer to TelecityGroup, we have entered into a cooperation agreement with TelecityGroup to secure the clearances and authorization necessary to satisfy the regulatory pre-condition to the TelecityGroup acquisition. We have agreed to pay to TelecityGroup £50.0 million or approximately $76.4 million if: (i) on or prior to November 29, 2016, we invoke the regulatory approvals condition, or (ii) on November 29, 2016, the regulatory approvals condition is not satisfied or waived by us.

In connection with certain of our leases and other contracts requiring deposits, we entered into 28 irrevocable letters of credit totaling $42.7 million under the senior revolving credit line. These letters of credit were provided in lieu of cash deposits under the senior revolving credit line. If the landlords for these IBX leases decide to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the senior revolving credit line. These contingent commitments are not reflected in the table above.

We had accrued liabilities related to uncertain tax positions totaling approximately $25.0 million as of September 30, 2015. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.

Primarily as a result of our various IBX data center expansion projects, as of September 30, 2015, we were contractually committed for $244.7 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2015 and thereafter, is reflected in the table above as “other contractual commitments.”

We had other non-capital purchase commitments in place as of September 30, 2015, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2015 and beyond. Such other purchase commitments as of September 30, 2015, which total $395.9 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $143.5 million to $243.5 million, in addition to the $640.6 million in contractual commitments discussed above as of September 30, 2015, in our various IBX data center expansion projects during 2015 and thereafter in order to complete the work needed to open these IBX data centers. These non-contractual capital expenditures are not reflected in the table above. If we so choose, whether due to economic factors or other considerations, we could delay these non-contractual capital expenditure commitments to preserve liquidity.

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

As discussed previously, on December 23, 2014, our Board of Directors formally approved our conversion to a REIT effective on January 1, 2015. We completed the implementation of the REIT conversion in 2014. Effective on January 1, 2015, we have elected to be treated as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income taxes on the taxable income distributed to our stockholders. We intend to distribute the entire taxable income generated by the operations of our REIT and QRSs for the tax year ending December 31, 2015. As such, no provision for U.S. income taxes for the REIT has been included in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2015. Substantially all our income tax expense are the foreign income tax incurred by our foreign subsidiaries and the U.S. income tax incurred by our U.S. TRSs.

We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. U.S. income taxes for the TRS entities located in the country and foreign income taxes for our foreign operations were accrued, as necessary, for the nine months ended September 30, 2015.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

While there have been no significant changes in our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the nine months ended September 30, 2015 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2014, the U.S. dollar strengthened relative to certain of the currencies of the foreign countries in which we operate during the nine months ended September 30, 2015. This has significantly impacted our consolidated financial position and results of operations during this period, including the amount of revenue that we reported. Continued strengthening or weakening of the U.S. dollar will continue to have a significant impact to us in future periods.

Excluding consideration from hedging contracts, an immediate 10% appreciation in current foreign exchange rates as of September 30, 2015 would have resulted in an increase of $94.4 million and $20.3 million in revenue and net income before taxes for the nine months ended September 30, 2015. Excluding consideration from hedging contracts, an immediate 10% depreciation in current foreign exchange rates as of September 30, 2015 would have resulted in a decrease of $93.5 million and $16.7 million in revenue and net income before taxes for the nine months ended September 30, 2015.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation, pursuant to Rule 13a-15 promulgated under the Securities Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

(b) Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2015, we concluded the implementation of certain systems used in our EMEA operations to support our quote to order and billing process. This implementation resulted in certain changes to our processes and procedures affecting our internal control over financial reporting. Therefore, we have modified the design and documentation of the internal control processes and procedures relating to the new systems to update and enhance existing internal controls. The system changes were undertaken as a business initiative to integrate systems in EMEA and were not undertaken in response to any actual or perceived deficiencies in our internal control over financial reporting. Other than as described above, there have not been any changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will incur significant transaction-related costs in connection with the TelecityGroup acquisition and the integration process. We may encounter material challenges in connection with this integration process, including, without limitation:

•	the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the TelecityGroup acquisition;

•	managing a larger combined company;

•	integrating two unique corporate cultures, which may prove to be challenging;

•	retaining key employees, customers and suppliers, each of whom may experience uncertainty associated with the TelecityGroup acquisition or who may attempt to negotiate changes in their current or future business relationships with us;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and

•	unforeseen expenses or delays associated with the TelecityGroup acquisition.

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

If the TelecityGroup acquisition completes, the TelecityGroup shareholders are expected to beneficially own approximately 10.1% of the common stock of the combined company after the TelecityGroup acquisition. Consequently, our current stockholders will own a smaller proportion of our common stock than the proportion of our common stock owned immediately prior to completion of the TelecityGroup acquisition and, as a result, the number of voting rights which can be exercised and the influence which may be exerted by our stockholders in respect of the combined company will be reduced.

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

We would incur adverse tax consequences if the combined company following the TelecityGroup acquisition failed to qualify as a REIT for U.S. federal income tax purposes.

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

Risks Related to Operating as a REIT

We may not remain qualified as a REIT.

We expect to be taxed as a REIT under the Code, commencing with our taxable year that began January 1, 2015. We believe we are operating so as to qualify as a REIT under the Code and believe that our organization and method of operation complies with the rules and regulations promulgated under the Code and will enable us to continue to qualify as a REIT. However, we cannot assure you that we will qualify as a REIT, or that we will remain qualified as a REIT. Qualification as a REIT requires us to satisfy numerous requirements (some on an annual and others on a quarterly basis) established under highly technical and complex sections of the Code which may change from time to time and for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, we must derive at least 95% of our gross income in any year from qualifying sources. In addition, we must satisfy specified asset tests on a quarterly basis.

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

In addition, if we fail to qualify as a REIT, we still will have incurred substantial costs to support the REIT conversion and may still be subject to federal and state tax liabilities of approximately $360.0 to $370.0 million resulting from the recapture of depreciation and amortization expenses, of which $346.3 million has been settled as of September 30, 2015.

As a REIT, failure to make required distributions would subject us to federal corporate income tax.

We paid quarterly distributions in the first, second and third quarters of 2015 and our Board of Directors declared the 2015 Special Distribution and a quarterly distribution, each of which is payable in the fourth quarter of 2015. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To qualify and be taxed as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to qualify for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, the creation of reserves or required debt service or amortization payments.

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

Due to the cash outlays associated with our conversion to a REIT, or the size and timing of future regular or special distributions, including any distributions made to satisfy REIT distribution requirements and maintain our qualification and taxation as a REIT, we may need to borrow funds or raise equity, even if the then-prevailing market conditions are not favorable for these borrowings or offerings.

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

In May 2015, we announced a cash and share offer for the entire issued and to be issued share capital of TelecityGroup for total consideration of approximately $3.6 billion at the time of announcement. In September 2015, we announced a cash tender offer for all issued and outstanding shares of Bit-isle Inc. for total consideration of approximately $280 million at the time of announcement. Over the last several years, we have completed several acquisitions, including that of Switch & Data Facilities Company, Inc. (“Switch and Data”) in 2010, an approximate 53% controlling equity interest in ALOG Data Centers do Brasil S.A. (“ALOG”) in 2011 and the remaining outstanding shares of ALOG in 2014, Asia Tone Limited and ancotel GmbH in 2012, an acquisition of a Dubai IBX data center in 2012, an acquisition of a carrier hotel in Frankfurt in 2013 and Nimbo in 2015. We may make additional acquisitions in the future, which may include (i) acquisitions of businesses, products, services or technologies that we believe to be complementary, (ii) acquisitions of new IBX data centers or real estate for development of new IBX data centers or (iii) acquisitions through investments in local data center operators. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, including:

•	the possible disruption of our ongoing business and diversion of management’s attention by acquisition, transition and integration activities, particularly when multiple acquisitions and integrations are occurring at the same time;

•	our potential inability to successfully pursue or realize some or all of the anticipated revenue opportunities associated with an acquisition or investment;

•	the possibility that we may not be able to successfully integrate acquired businesses, or businesses in which we invest, or achieve anticipated operating efficiencies or cost savings;

•	the possibility that announced acquisitions may not be completed, due to failure to satisfy the conditions to closing or for other reasons;

•	the dilution of our existing stockholders as a result of our issuing stock in transactions, such as in connection with our acquisition of Switch and Data, or our pending acquisition of TelecityGroup;

•	the possibility of customer dissatisfaction if we are unable to achieve levels of quality and stability on par with past practices;

•	the potential deterioration to our ability to access credit markets due to increased leverage;

•	the possibility that our customers may not accept either the existing equipment infrastructure or the “look-and-feel” of a new or different IBX data center;

•	the possibility that additional capital expenditures may be required or that transaction expenses associated with acquisitions may be higher than anticipated;

•	the possibility that required financing to fund an acquisition may not be available on acceptable terms or at all;

•	the possibility that we may be unable to obtain required approvals from governmental authorities under antitrust and competition laws on a timely basis or at all, which could, among other things, delay or prevent us from completing an acquisition, limit our ability to realize the expected financial or strategic benefits of an acquisition or have other adverse effects on our current business and operations;

•	the possible loss or reduction in value of acquired businesses;

•	the possibility that future acquisitions may present new complexities in deal structure, related complex accounting and coordination with new partners, particularly in light of our status as a REIT;

•	the possibility that future acquisitions may be in geographies and regulatory environments to which we are unaccustomed;

•	the possibility that carriers may find it cost-prohibitive or impractical to bring fiber and networks into a new IBX data center;

•	the possibility of litigation or other claims in connection with, or as a result of, an acquisition, including claims from terminated employees, customers, former stockholders or other third parties; and

•	the possibility of pre-existing undisclosed liabilities, including, but not limited to, lease or landlord related liability, environmental liability or asbestos liability, for which insurance coverage may be insufficient or unavailable, or other issues not discovered in the diligence process.

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

We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining qualification as a REIT. As of September 30, 2015, our total indebtedness was approximately $4.7 billion, our stockholders’ equity was $1.5 billion and our cash and investments totaled $339.5 million. In addition, as of September 30, 2015, we had approximately $957.3 million of additional liquidity available to us from our $1.0 billion revolving credit facility as part of a $1.5 billion senior credit facility agreement entered into with a group of lenders, approximately $1.3 billion from the Bridge Loan entered into to fund the TelecityGroup acquisition, and approximately $395.8 million from the Bridge Loan Agreement entered into to fund the Bit-isle acquisition. Some of our debt contains covenants which may limit our operating flexibility. In addition to our substantial debt, we lease a majority of our IBX data centers and certain equipment under non-cancellable lease agreements, the majority of which are accounted for as operating leases. As of September 30, 2015, our total minimum operating lease commitments under those lease agreements, excluding potential lease renewals, was approximately $1.1 billion, which represents off-balance sheet commitments.

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

Announcements by us or others, or speculations about our future plans, may also have a significant impact on the market price of our common stock. These may relate to:

•	our operating results or forecasts;

•	new issuances of equity, debt or convertible debt by us;

•	changes to our capital allocation, tax planning or business strategy;

•	our qualification as a REIT and our declaration of distributions to our stockholders;

•	a stock repurchase program;

•	developments in our relationships with corporate customers;

•	announcements by our customers or competitors;

•	changes in regulatory policy or interpretation;

•	governmental investigations;

•	changes in the ratings of our debt or stock by rating agencies or securities analysts;

•	our purchase or development of real estate and/or additional IBX data centers;

•	our acquisitions of complementary businesses; or

•	the operational performance of our IBX data centers.

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

We may experience gains and losses resulting from fluctuations in foreign currency exchange rates. To date, the majority of our revenues and costs are denominated in U.S. dollars; however, the majority of revenues and costs in our international operations are denominated in foreign currencies. Where our prices are denominated in U.S. dollars, our sales and revenues could be adversely affected by declines in foreign currencies relative to the U.S. dollar, thereby making our offerings more expensive in local currencies. We are also exposed to risks resulting from fluctuations in foreign currency exchange rates in connection with our international expansions. To the extent we are paying contractors in foreign currencies, our expansions could cost more than anticipated as a result of declines in the U.S. dollar relative to foreign currencies. In addition, fluctuating foreign currency exchange rates have a direct impact on how our international results of operations translate into U.S. dollars.

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

We are a U.S. company with global subsidiaries and are subject to income taxes in the U.S. (although currently limited due to our REIT status) and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no certainty that additional taxes will not be due upon audit of our tax returns or as a result of changes to the tax laws and interpretations thereof. The U.S. Congress as well as the governments of many of the countries in which we operate are actively discussing changes to the corporate recognition and taxation of worldwide income. The nature and timing of any changes to each jurisdiction’s tax laws and the impact on our future tax liabilities cannot be predicted with any accuracy but could materially and adversely impact our results of operations and financial position or cash flows.

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

Commencing in 2012, we began a significant project to overhaul our back office systems that support the customer experience from initial quote to customer billing and our revenue recognition process. Additionally, commencing in 2013, we began to devote significant resources to the upgrade of our worldwide financial application suite from Oracle’s version 11i to R12. Both projects have continued into 2015. Oracle has already begun to discontinue its support for our current business application suite. While the Oracle financial application suite implementation was largely completed in July 2014 and the initial implementation of the systems to support our billing and revenue process was completed in August 2014, work continues on our back office systems including further deployments of these systems to additional countries. As a result of that discontinued support and our continued work on these projects, we may experience difficulties with our systems, management distraction and significant business disruptions. Difficulties with our systems may interrupt our ability to accept and deliver customer orders and may adversely impact our overall financial operations, including our accounts payable, accounts receivables, general ledger, close processes, internal financial controls and our ability to otherwise run and track our business. We may need to expend significant attention, time and resources to correct problems or find alternative sources for performing these functions. All of these changes to our financial systems create an increased risk of deficiencies in our internal controls over financial reporting until such systems are stabilized. Such significant investments in our back office systems may take longer to complete and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and there is a risk of an impairment charge if we decide that portions of these projects will not ultimately benefit the company or are de-scoped. Any such difficulty or disruption may adversely affect our business and operating results.

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

For the years ended December 31, 2014, 2013 and 2012, we recognized approximately 49%, 46% and 44%, respectively, of our revenues outside the U.S. For the nine months ended September 30, 2015, we recognized approximately 48% of our revenues outside of the US. We currently operate outside of the U.S. in Canada, Brazil, EMEA and Asia-Pacific.

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

Although we have historically experienced a record of strong collection of our accounts receivables as evidenced by our prior DSO metrics, our DSO has increased over the past few quarters. Our DSO was affected by the implementation of a new billing system. The initial implementation of this system was completed in August 2014, but the implementation of this system in all three regions was not completed until July 2015. While this new system is now operational in all three regions, it is not operational in all countries within each region and further developments are still underway. The ongoing changes in the billing system may result in further delays in our billing and collections. We believe these are temporary issues that will resolve themselves over time together with the overall negative impact to our DSO has had an impact to our operating cash flows, liquidity and financial performance. However, if we are unable to resolve the underlying issues that are contributing to our current DSO levels, our operating cash flows, liquidity and financial performance may continue to be impacted.

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

As of September 30, 2015, our accumulated deficit was $118.9 million. Although we have generated net income for each fiscal year since 2008, except for the year ended December 31, 2014, we are also currently investing heavily in our future growth through the build out of multiple additional IBX data centers and IBX data center expansions as well as acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate either our proprietary information or the personal information of our customers, or cause interruptions or malfunctions in our operations or our customers’ operations. As we provide assurances to our customers that we provide a high level of security, such a compromise could be particularly harmful to our brand and reputation. We may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security. As techniques used to breach security change frequently, and are generally not recognized until launched against a target, we may not be able to implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and operating results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as May 29, 2015. Recommended Cash and Share Offer for TelecityGroup plc by Equinix, Inc.	8-K	5/29/15	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/15	2.2

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/14/11	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/11/13	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	10-Q	6/30/14	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

3.6	Amended and Restated Bylaws of the Registrant.	8-K	12/23/14	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture dated June 12, 2009 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/12/09	4.1

4.3	Form of 4.75% Convertible Subordinated Note Due 2016 (see Exhibit 4.2).

4.4	Indenture for the 2020 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/13	4.1

4.5	Form of 4.875% Senior Note due 2020 (see Exhibit 4.4)	8-K	3/5/13	4.2

4.6	Indenture for the 2023 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/13	4.3

4.7	Form of 5.375% Senior Note due 2023 (see Exhibit 4.6)	8-K	3/5/13	4.4

4.8	Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/14	4.1

4.9	First Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/14	4.2

4.10	Form of 5.375% Senior Note due 2022 (see Exhibit 4.9)	8-K	11/20/14	4.3

4.11	Second Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/14	4.4

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

4.12	Form of 5.750% Senior Note due 2025 (see Exhibit 4.11)	8-K	11/20/14	4.5

4.13	Form of Registrant’s Common Stock Certificate	10-K	12/31/14	4.13

10.1	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/99	10.5

10.2	2000 Equity Incentive Plan, as amended.	10-Q	3/31/12	10.2

10.3	2000 Director Option Plan, as amended.	10-K	12/31/07	10.4

10.4	2001 Supplemental Stock Plan, as amended.	10-K	12/31/07	10.5

10.5	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	10-Q	6/30/14	10.5

10.6	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/08	10.31

10.7	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/08	10.32

10.8	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.33

10.9	Severance Agreement by and between Peter Ferris and Equinix, Inc. dated December 17, 2008.	10-K	12/31/08	10.34

10.10	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.35

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.11	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.1

10.12	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.2

10.13	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.4

10.14	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.5

10.15	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.7

10.16	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.8

10.17	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company, Inc.	2/5/07	10.9

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.18	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30, 2010.	10-Q	9/30/10	10.42

10.19	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Ferris, Meyers, Smith, Taylor and Van Camp.	10-K	12/31/10	10.33

10.20	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.	10-K	12/31/10	10.34

10.21	Offer Letter from Equinix, Inc. to Sara Baack dated July 31, 2012.	10-Q	3/31/13	10.42

10.22	Restricted Stock Unit Agreement for Sara Baack under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/13	10.43

10.23	Change in Control Severance Agreement by and between Sara Baack and Equinix, Inc. dated July 31, 2012.	10-Q	3/31/13	10.44

10.24	Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/13	10.46

10.25	Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/13	10.47

10.26	International Long-Term Assignment Letter by and between Equinix, Inc. and Eric Schwartz, dated May 21, 2013.	10-Q	6/30/13	10.51

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.27	Employment Agreement by and between Equinix (EMEA) B.V. and Eric Schwartz, dated as of August 7, 2013.	10-Q	9/30/13	10.54

10.28	Restricted Stock Unit Agreement dated August 14, 2013 for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	9/30/13	10.55

10.29	Offer Letter from Equinix, Inc. to Karl Strohmeyer dated October 28, 2013.	10-Q	3/31/14	10.49

10.30	Restricted Stock Unit Agreement for Karl Strohmeyer under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/14	10.50

10.31	Change in Control Severance Agreement by and between Karl Strohmeyer and Equinix, Inc. dated December 2, 2013.	10-Q	3/31/14	10.51

10.32	2014 Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/14	10.52

10.33	2014 Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/14	10.53

10.34	2014 Form of TSR Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/14	10.54

10.35	2014 Form of TSR Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/14	10.55

10.36	Lease between Digital 1350 Duane, LLC and Equinix LLC, dated March 27, 2014.	10-Q	3/31/14	10.56

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.37	Amendment Agreement dated as of May 2, 2014, between Equinix, Inc. and Goldman, Sachs & Co., amending and restating the Master Terms and Conditions for Capped Call Transactions between Equinix, Inc. and Goldman, Sachs & Co. and amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.54

10.38	Amendment Agreement dated as of May 2, 2014, between Equinix, Inc. and Deutsche Bank AG, London Branch, amending and restating the Master Terms and Conditions for Capped Call Transactions between Equinix, Inc. and Deutsche Bank AG, London Branch and amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.55

10.39	Amendment Agreement dated as of May 2, 2014, between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch, amending and restating the Master Terms and Conditions for Capped Call Transactions between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch and amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.56

10.40	Amendment Agreement, dated as of May 13, 2014, between Equinix, Inc. and Goldman, Sachs & Co., amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.57

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.41	Amendment Agreement dated as of May 13, 2014, between Equinix, Inc. and Deutsche Bank AG, London Branch, amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.58

10.42	Amendment Agreement dated as of May 13, 2014, between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch, amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.59

10.43	Amendment Agreement, dated as of June 6, 2014, between Equinix, Inc. and Goldman, Sachs & Co., amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.6

10.44	Amendment Agreement dated as of June 6, 2014, between Equinix, Inc. and Deutsche Bank AG, London Branch, amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.61

10.45	Amendment Agreement dated as of June 6, 2014, between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch, amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.62

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.46	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014	10-Q	9/30/14	10.67

10.47	Credit Agreement, by and among Equinix, Inc., as borrower, Equinix LLC and Switch & Data LLC as guarantors, the Lenders (defined therein), Bank of America, N.A., as administrative agent, a Lender and L/C issuer, JPMorgan Chase Bank, N.A., and TD Securities (USA) LLC, as co-syndication agents, Barclays Bank PLC, Citibank, N.A., Royal Bank of Canada and ING Bank N.V., Singapore Branch, as Co-Documentation Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and TD Securities (USA) LLC, as joint lead arrangers and book runners, dated December 17, 2014.	10-K	12/31/14	10.48

10.48	Equinix, Inc. 2015 Incentive Plan.	10-Q	3/31/15	10.49

10.49	2015 Form of Revenue/AFFO Restricted Stock Unit Agreement for executives.	10-Q	3/31/15	10.50

10.50	2015 Form of TSR Restricted Stock Unit Agreement for executives.	10-Q	3/31/15	10.51

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.51	2015 Form of Time-Based Restricted Stock Unit Agreement for executives.	10-Q	3/31/15	10.52

10.52	First Amendment to Credit Agreement and first Amendment to Pledge and Security Agreement by and among Equinix, Inc., as borrower, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as administrative agent, dated April 30, 2015.				X

10.53	Bridge Credit Agreement dated as of May 28, 2015 among Equinix, Inc. as Borrower, Various Financial Institutions as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent. JPMorgan Securities LLC as sole Arranger and Bookrunner.	10-Q	6/30/15	10.53

10.54	First Amendment to the Bridge Credit Agreement Dated as of May 28, 2015 as Amended on June 19, 2015 among Equinix, Inc., as Borrower, Various Financial Institutions as Lenders, and JP Morgan Chase Bank, N.A. as Administrative Agent. JPMorgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, CityGroup Global Markets Inc. and RBC Capital Markets, LLC as Lead Arrangers and Bookrunners and TD Securities (USA) LLC, ING Bank N.V., HSBC Securities (USA) Inc. and The Bank of Tokyo-Mitsubishi UFJ, LTD as Co-Managers	10-Q	6/30/15	10.54

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.55	Term Loan Agreement dated as of September 30, 2015 among QAON G.K. and certain other direct and indirect subsidiaries of Equinix, Inc., as Borrowers, and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as Arranger and Lender.				X

10.56	First Amendment to Term Loan Agreement dated September 30, 2015 as amended October 26, 2015 and executed by and between QAON G.K., and certain other direct and indirect subsidiaries of Equinix, Inc., as Borrowers, and The Bank of Tokyo-Mitsubishi UFJ, Ltd. As Arranger Lender.				X

21.1	Subsidiaries of Equinix, Inc.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Document.				X

101.DEF	XBRL Taxonomy Extension Definition Document.				X

101.LAB	XBRL Taxonomy Extension Labels Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Document.				X

EQUINIX, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.

Date: October 30, 2015

	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.52	First Amendment to Credit Agreement and first Amendment to Pledge and Security Agreement by and among Equinix, Inc., as borrower, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as administrative agent, dated April 30, 2015.

10.55	Term Loan Agreement dated as of September 30, 2015 among QAON G.K. and certain other direct and indirect subsidiaries of Equinix, Inc., as Borrowers, and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as Arranger and Lender.

10.56	First Amendment to Term Loan Agreement dated September 30, 2015 as amended October 26, 2015 and executed by and between QAON G.K., and certain other direct and indirect subsidiaries of Equinix, Inc., as Borrowers, and The Bank of Tokyo-Mitsubishi UFJ, Ltd. As Arranger Lender.

21.1	Subsidiaries of Equinix, Inc.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Labels Document.

101.PRE	XBRL Taxonomy Extension Presentation Document.