Form 10-K
period 2015-12-31
EQUINIX INC
filed 2016-02-26
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
Commission file number 000-31293
______________________
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes   ☐   No  ☒
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $14.5 billion. As of January 29, 2016, a total of 69,025,412 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s 2016 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2015. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be a part of this report on Form 10-K.

EQUINIX, INC.
FORM 10-K
DECEMBER 31, 2015

PART I

ITEM 1.	BUSINESS
The words “Equinix”, “we”, “our”, “ours”, “us” and the “Company” refer to Equinix, Inc. All statements in this discussion that are not historical are forward‑looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding Equinix’s “expectations”, “beliefs”, “intentions”, “strategies”, “forecasts”, “predictions”, “plans” or the like. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward‑looking statements. Equinix cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward‑looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Annual Report on Form 10-K. Equinix expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward‑looking statements contained herein to reflect any change in Equinix’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.
Overview
Equinix, Inc. connects more than 6,300(1) companies directly to their customers and partners inside the world’s most interconnected data centers. Today, businesses leverage the Equinix interconnection platform in 33 strategic markets across the Americas, Asia-Pacific, and Europe, Middle East and Africa (EMEA).
In September 2012, we announced that our Board of Directors approved a plan for Equinix to pursue conversion to a real estate investment trust (a “REIT”). On December 23, 2014, our Board of Directors formally approved our conversion to a REIT effective on January 1, 2015. We completed the implementation of the REIT conversion in 2014 and as a result, we began operating as a REIT for federal income tax purposes effective January 1, 2015. In May 2015, we received a favorable response to the private letter ruling (“PLR”) we had requested from the U.S. Internal Revenue Service (“IRS”) in connection with our conversion to a REIT for federal income tax purposes. The REIT conversion includes almost all of our data center operations in the U.S., Europe and Japan held through qualified REIT subsidiaries (“QRSs”); our data center operations in other jurisdictions have initially been designated as taxable REIT subsidiaries (“TRSs”).
In May 2015 we announced an offer for the entire issued and to be issued share capital of Telecity Group plc (“TelecityGroup”), valued at approximately £2.4 billion, or $3.8 billion in U.S. dollars. The transaction closed in January 2016. The total consideration consisted of $1.7 billion in cash and 6.9 million shares of our common stock, valued at $2.1 billion.
Platform Equinix® combines a global footprint of state-of-the-art International Business Exchange™ (IBX®) data centers, a variety of interconnection opportunities and unique ecosystems. Together, these components accelerate business growth and opportunity for Equinix’s customers by securing their infrastructure and applications closer to users. This enables customers to improve performance with cost-effective and scalable interconnections, work with vendors to deploy new technologies, such as cloud computing, and collaborate with the widest variety of partners and customers to achieve their ambitions.
Equinix’s platform offers these unique value propositions to customers:

•	Global Data Centers

◦	A broad footprint of 112 IBX data centers in 15 countries on 5 continents.

◦	More than $8.7 billion of capital invested in capacity, new markets and acquisitions since 1998.

◦	Equinix delivered uptime of 99.9999% across its footprint in 2015.

•	Interconnection

◦	More than 1,100 networks and approximately 170,000+ cross connects in Equinix sites

◦	Equinix provides less than 10 milliseconds latency to over 90% of the population of North America and Europe, as well as to key population centers throughout Latin America and Asia-Pacific.

•	Partners, Customers and Prospects

◦	Equinix sites house a blue-chip customer base of 6,300+ global businesses.

◦	These customers represent a who’s who of network, digital media, financial services, cloud/IT and enterprise leaders.

_________________________
(1) All metrics in this Annual Report on Form 10-K are as of December 31, 2015 and do not include Telecity Group plc.

•	Opportunity

◦	Equinix data centers contain a dynamic marketplace for communications services, interconnecting businesses, networks, carriers and content providers to potential suppliers, customers and partners.

◦	More than 6,300+ potential partners to deploy world-class solutions.
Equinix has established a critical mass of customers that continues to drive new and existing customer growth and bookings. Our network- and cloud-neutral business model also contributes to our success in the market. Rather than selling a particular network, we offer customers direct interconnection to an aggregation of bandwidth providers. The providers in our sites include the world’s top carriers, mobile providers, Internet service providers (ISPs), broadband access networks (DSL / cable) and international carriers. Our neutrality also means our customers can choose to buy from, or partner with, leading companies across our five targeted verticals. These include:

•
Network and Mobile Providers (AT&T, British Telecom, China Mobile, Comcast, Level 3 Communications, Lycamobile, NTT Communications, SingTel Ltd., Syniverse Technologies, T-Mobile, TATA Communications, Verizon)

•	Cloud and IT Services (Amazon Web Services, Box Inc., Carpathia Hosting Inc., NetApp, Microsoft Azure, Salesforce.com, SoftLayer, Cisco Systems Inc., Oracle, Datapipe, CloudSigma, Workday, Inc.)

•	Content Providers (Brightroll, eBay, DIRECTV, Hulu, LinkedIn, Netflix, Priceline.com)

•	Enterprise (Anheuser-Busch, InBev, Bechtel, Burger King Corporation, Caterpillar, Inc., CDM Smith, Chevron, GE, Harper Collins Publishers, Ingram Micro)

•	Financial Companies (ACTIV Financial, Bloomberg, Chicago Board Options Exchange, DirectEdge, Quantlab Financial, NASDAQ, OMX Group Inc., NYSE Technologies, Thomson Reuters)
Equinix generates revenue by providing colocation and related interconnection and managed IT infrastructure offerings on a global platform of 112 IBX data centers.

•	Colocation offerings include operations space, storage space, cabinets and power for customers’ colocation needs.

•
Interconnection offerings include Equinix Cloud Exchange™, which enables simultaneous, direct and secure connections to multiple clouds from a single port, and Performance Hub™, which takes enterprise IT inside any one of our global data centers, bringing our customers closer to their end users for improved network reliability, performance and security. Equinix also offers cross connects, as well as switch ports on the Equinix Internet Exchange. These offerings provide scalable and reliable connectivity that allows customers to exchange traffic directly and securely with the service provider of their choice or with each other, creating a performance optimized business ecosystem for the exchange of data between strategic partners.

•
Managed IT infrastructure services are offered in limited regional markets to allow customers to leverage Equinix’s significant telecommunications expertise, maximize the benefits of our IBX data centers and optimize their infrastructure and resources.

•
Equinix professional services guide customers though complex IT infrastructure changes and hybrid and multi-cloud deployments quickly and securely, while delivering continuous and reliable technical support. Equinix cloud consulting services, led by recently acquired professional service company Nimbo, optimize cloud migrations, matching service providers and architectures to individual business needs. Solution Validation Centers™ (SVCs™) allow customers to test and fine-tune cloud, network and IT infrastructure rollouts in a real-world setting prior to deployment. Global Solution Architects™ run our SVCs and are experts in emerging trends and the range of solutions and services available from providers inside our data centers. They can design, build and implement solutions that best match enterprise aims and budgets. The Equinix Customer Portal delivers full-time access to support, instant reporting and requests for Equinix Smart Hands™ technicians. These highly trained data center experts are on call for everything from routine cable installations to technical assistance and troubleshooting.

The market for Equinix’s offerings has previously been served by large telecommunications carriers that have bundled their telecommunications and managed services with their colocation offerings. In addition, some Equinix customers, such as Microsoft, build and operate their own data centers for their large infrastructure deployments, called server farms. However, these customers rely upon Equinix IBX data centers for many of their critical interconnection relationships. The need for sizable, wholesale, outsourced data centers is also being addressed by providers that build large data centers to meet customers’ needs for standalone data centers, a different customer segment than Equinix serves.
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
Equinix is benefiting from a growth in demand for data center offerings. Several factors contribute to this growth in demand, including:

•
The growth of “proximity communities” that rely on immediate physical colocation and interconnection with their strategic partners and customers, such as financial exchange ecosystems for electronic trading and settlement and ecosystems for real-time bidding and fulfillment of Internet advertising.

•
The adoption of cloud computing technology services, including the growth of hybrid/multi-clouds, enterprise cloud service offerings such as Software-as-a-Service (SaaS), Infrastructure-as-a-Service (IaaS) and Platform-as-a-Service (PaaS) and disaster recovery services.

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

•
The increasing requirements for anytime, anywhere and any device interconnection out at the edge of the corporate network to improve the performance, security, scalability and reliability of interconnecting people, locations, clouds and data.

•
Significant increases in power and cooling requirements for today’s data center equipment. New generations of servers continue to concentrate processing capability, with associated power consumption and cooling load, into smaller footprints, and many legacy-built data centers are unable to accommodate these new power and cooling demands. The high capital costs associated with building and maintaining “in-sourced” data centers creates an opportunity for capital savings by leveraging an outsourced colocation model.

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
To accommodate the rapid growth of Internet traffic, an organized approach for network interconnection was needed. This was the start of the network era, when networks gained mutual advantage by exchanging data traffic on interoperable platforms. The exchange of traffic between these networks became known as peering. Peering is when networks trade traffic at relatively equal amounts and set up agreements to trade traffic, often at no charge to the other party. At first, government and nonprofit organizations established places where these networks could exchange traffic, or peer, with each other-these points were known as network access points, or NAPs. Over time, many NAPs became a natural extension of carrier services and were run by such companies as MFS (now a part of Verizon Business), Sprint, Ameritech and Pacific Bell (the latter two are now part of AT&T).
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
To accommodate Internet traffic growth, the largest networks left the NAPs and began connecting and trading traffic by placing private circuits between each other. Peering, which once occurred at the NAP locations, was moved to these private circuits. Over the years, these circuits became expensive to expand and could not be built quickly enough to accommodate traffic growth. This led to a need by the large carriers to find a more efficient way to peer. Today, many customers satisfy their requirements for peering through data center providers like Equinix because this strategy permits them to peer with the networks they require within one location, using simple, direct and secure connections. Their ability to peer within a data center or across a data center campus, instead of across a metro area, has increased the scalability of their operations while decreasing network costs.
The interconnection model has further evolved over the years to include new offerings, as the collaborative landscape of the interconnected era imposes new demands on connectivity. As enterprises become increasingly interdependent and cloud-enabled, they need real-time data exchange and reliable, instant connections between the various corners of any given digital ecosystem to compete. Starting with the peering and network communities, interconnection has been used for new network services, including carrier Ethernet, multiprotocol label switching (MPLS), virtual private networks (VPNs) and mobile services, in addition to traditional international private line and voice services. The industry continues to evolve with a set of new offerings where interconnection is often used to solve the network-to-network and the cloud-to-cloud interconnection challenges in order to keep up with the rapid digital transformation of today’s businesses.
In addition, the enterprise customer segment is also evolving. In the past, most enterprises opted to keep their data center requirements in house. However, current trends are leading more and more enterprise chief information officers (CIOs) to either outsource their data center requirements, and/or extend their corporate wide area networks (WANs) into carrier-neutral colocation facilities. The combination of globalization, the proliferation of bandwidth intensive Internet-facing applications and rich media content, the need to provide access to cloud computing environments and business continuity and disaster recovery options, plus tight corporate IT budgets, mean that enterprise CIOs must do more with less. Industry analysts forecast growth in the colocation market to be approximately 10% per year over the next four years.
Equinix Value Proposition
More than 6,300 companies, including a diversified mix of cloud and IT service providers, content providers, enterprises, financial companies, and network and mobile service providers, currently operate within Equinix IBX data centers. These companies derive specific value from the following elements of the Equinix service offering:

•
Interconnection leadership: The digital economy’s demands for fast, secure business collaboration puts the interconnection inside Equinix at a premium. The 6,300 companies inside Equinix represent a range of global businesses, from cloud, to networks, to finance. Inside Equinix, customers can interconnect across industries with the speed, security, reliability and scalability needed to compete and grow.

•
Unrivaled cloud access: Equinix is home to 1,300 cloud service providers and a variety of secure routes to the efficiencies, performance and cost-savings of the cloud. Equinix Cloud Exchange offers on-demand access to multiple cloud providers from multiple networks, enabling customers to design scalable cloud services tailored to their needs at a given moment.

•	Comprehensive global solution: With 112 IBX data centers in 33 markets in the Americas, EMEA and Asia-Pacific, Equinix offers a consistent global solution.

•
Premium data centers: Equinix IBX data centers feature advanced design, security, power and cooling elements to provide customers with industry-leading reliability, including average uptime of 99.9999% globally in 2015. While others in the market have business models that include additional offerings, Equinix is focused on colocation and interconnection as our core competencies.

•
Dynamic business ecosystems: Equinix’s network- and cloud-neutral model has enabled us to attract a critical mass of networks and cloud and IT services providers, and that, in turn, attracts other businesses seeking to interconnect within a single location. This ecosystem model, versus connecting to multiple partners in disparate locations, reduces costs and optimizes the performance of data exchange. As Equinix grows and attracts an even more diversified base of customers, the value of Equinix’s IBX data center offering increases.

•
Improved economics: Customers seeking to outsource their data center operations rather than build their own capital-intensive data centers enjoy significant capital cost savings. Customers also benefit from improved economics because of the broad access to networks that Equinix provides. Rather than purchasing costly local loops from multiple transit providers, customers can connect directly to more than 1,100 networks inside Equinix’s IBX data centers.

•
Leading insight: With more than 17 years of industry experience, Equinix has a specialized staff of industry experts and solutions architects who helped build and shape the interconnection infrastructure of the Internet. This specialization and industry knowledge base offer customers a unique consultative value and a competitive advantage.

Our Strategy
Our objective is to expand our global leadership position as the premier network- and cloud-neutral data center platform for cloud and IT services providers, content providers, financial companies, enterprises and network and mobile services providers. Key components of our strategy include the following:
Improve customer performance through interconnection.  To succeed in today’s digital economy, enterprises around the globe must adopt interconnected, on-demand IT architectures. To help companies understand, deploy and benefit from interconnection, Equinix created a blueprint for becoming an interconnected enterprise - the Interconnection Oriented Architecture™ (IOA™). Based on work with more than 100 Fortune 500 customers, and 400+ Equinix Performance Hub™ deployments, Equinix developed IOA as a proven and repeatable engagement model that both enterprises and solution providers can leverage to directly and securely connect people, locations, clouds and data. IOA shifts the fundamental IT delivery architecture from siloed and centralized to interconnected and distributed. When combined with Equinix's longstanding critical mass of premier network and cloud providers and content companies, this IOA strategy is enabling Equinix to extend its leadership as one of the core interconnection hubs of the information-driven world. Equinix's critical mass is a key selling point for companies that want to connect with a diverse set of networks to provide the best connectivity to their end customers and network companies that want to sell bandwidth to companies and interconnect with other networks in the most efficient manner available. Currently, we house more than 1,100 unique networks, including all of the top tier networks, allowing our customers to directly interconnect with providers that best meet their unique global and regional price and performance needs. We have a growing mass of key players in cloud and IT services, such as Accenture, Amazon Web Services, AT&T, Microsoft Azure and Salesforce.com, and in the enterprise and financial sectors, such as Bechtel, Bloomberg, Chicago Board of Trade, The GAP, McGraw-Hill and others. We expect these segments will continue to grow as they seek to leverage our critical mass of network providers and interconnect directly with each other to improve performance.
Streamline ease of doing business globally. Data center reliability, power availability and network choice are the most important attributes considered by our customers when they choose a data center provider in a particular location. We have long been recognized as a leader in these areas and our performance continues to improve against these criteria. Our power infrastructure delivered 99.9999% uptime globally in 2015.
In 2015, more than half of our revenue came from customers with deployments in all three of our global regions, and as globalization continues, seamless global solutions will become increasingly important data center selection criteria. We continue to focus on strategic acquisitions to expand our market coverage and on global product standardization, pricing and contracts harmonization initiatives to meet these global demands.
  Deepen existing and grow new ecosystems. As networks, cloud and IT services providers, content providers, financial services providers and enterprises locate in our IBX data centers, it benefits their suppliers and business partners to do so as well, to gain the full economic and performance benefits of direct interconnection for their business ecosystems. These partners, in turn, pull in their business partners, creating a “network effect” of customer adoption. Our interconnection offerings enable scalable, reliable and cost-effective interconnectivity and optimized traffic exchange, thus lowering overall cost and increasing flexibility. The ability to directly interconnect with a wide variety of companies is a key differentiator for us in the market and enables companies to create new opportunities within unique ecosystems by working together. We have efficient and innovative Internet and Cloud Exchange platforms to accelerate commercial growth within the ecosystems in our IBX sites via this network effect.
 Expand vertical go-to-market plan. We plan to continue to focus our go-to-market efforts on customer segments and business applications that appreciate the Equinix value proposition of interconnection, reliability, global reach and ecosystem collaboration opportunities. Today, we have identified these segments as cloud services, content and digital media, financial services, enterprises, IT services, and network and mobile service providers. As digital business evolves, we will continue to identify and focus our go-to-market efforts on industry segments that need our value proposition.

Accelerate global reach and scale. We continue to evaluate expansion opportunities in select markets based on customer demand. In 2014, we completed the acquisition of ALOG Data Centers of Brazil S.A. and took the remaining ownership interest in the four data centers at ALOG, obtaining the remaining ownership interest in four data centers, two in São Paulo and two in Rio de Janeiro. In 2015, we acquired professional services company Nimbo in the U.S. and Bit-isle in Japan. In January 2016, we also closed the TelecityGroup acquisition in Europe. The TelecityGroup acquisition significantly expands Equinix's global interconnection platform from 112 data centers in 33 metros to 145 data centers in 40 metros. The new metros we entered with our TelecityGroup acquisition in 2016 were Dublin, Helsinki, Istanbul, Milan, Sofia, Stockholm and Warsaw. We also added capacity across our global footprint in 2015 by opening our ninth data center in New York, our second in Toronto, our first in Melbourne, our third in Singapore and our sixth in London.
Our strategy is to continue to grow in select existing markets and possibly expand to additional markets where warranted by demand and financial return potential. We expect to execute this expansion strategy in a cost-effective and disciplined manner through a combination of acquiring existing data centers through lease or purchase, acquiring or investing in local data center operators and building new IBX data centers based on key criteria, such as demand and potential financial return, in each market.
Our Customers
Our customers include carriers, mobile and other bandwidth providers, cloud and IT services providers, content providers, financial companies and global enterprises. We provide each customer access to a choice of business partners and solutions based on their colocation, interconnection and managed IT service needs. As of December 31, 2015, we had more than 6,300 customers worldwide.
Customers in our five key customer categories include the following:

Cloud and IT Services	Content Providers	Enterprise	Financial Companies	Network and Mobile Services
Amazon Web Services Box Inc. Carpathia Hosting Inc. Cisco Systems Inc. CloudSigma Datapipe Microsoft Azure NetApp Oracle Salesforce.com SoftLayer Workday, Inc.	Brightroll DIRECTV eBay Hulu LinkedIn Netflix Priceline.com	Anheuser-Busch InBev Bechtel Burger King Corporation Caterpillar, Inc. CDM Smith Chevron GE Harper Collins Publishers Ingram Micro	ACTIV Financial Bloomberg Chicago Board Options Exchange DirectEdge Quantlab Financial NASDAQ OMX Group Inc. NYSE Technologies Thomson Reuters	AT&T British Telecom China Mobile Comcast Level 3 Communications Lycamobile NTT Communications SingTel Ltd. Syniverse Technologies T-Mobile TATA Communications Verizon
Customers typically sign renewable contracts of one or more years in length. Our largest customer accounted for approximately 3% of our recurring revenues for the period ended December 31, 2015 and 2% of our recurring revenues for the periods ended December 31, 2014 and 2013. Our 50 largest customers accounted for approximately 34%, 36% and 35% of our recurring revenues for the years ended December 31, 2015, 2014 and 2013, respectively.
Our Offerings
Equinix provides a choice of data center offerings primarily comprised of colocation, interconnection solutions and managed IT infrastructure and professional services.
Colocation and Related Offerings
Our IBX data centers provide our customers with secure, reliable and robust environments that are necessary for optimum Internet commerce interconnection. Many of our IBX data centers include multiple layers of physical security, scalable cabinet space availability, on-site trained staff (24x7x365), dedicated areas for customer care and equipment staging, redundant AC/DC power systems and other redundant and fault-tolerant infrastructure systems. Some specifications of offerings provided by individual IBX data centers may differ based on original facility design or market.

Within our IBX data centers, customers can deploy their equipment and interconnect with a choice of networks, cloud providers or other business partners. We also provide customized solutions for customers looking to package our IBX offerings as part of their complex solutions. Our colocation offerings include:
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
Interconnection Solutions
Our interconnection solutions enable high-performance, secure, scalable, reliable and cost-effective interconnection and traffic exchange between Equinix customers. These interconnection solutions are either on a one-to-one basis with direct cross connects or one-to-many through one of our Equinix Exchange solutions. In the peering community, we play an important industry leadership role by acting as the relationship broker between parties who would like to interconnect within our IBX data centers. Our staff holds or has held significant positions in many leading industry groups, such as the North American Network Operators’ Group, or NANOG, and the Internet Engineering Task Force, or IETF. Members of our staff have published industry-recognized white papers and strategy documents in the areas of peering and interconnection, many of which are used by other institutions worldwide in furthering the education and promotion of this important set of solutions. We expect to continue to develop additional solutions in the area of traffic exchange that will allow our customers to leverage the critical mass of networks, cloud services providers, and many important financial services and e-commerce industry leaders now available in our IBX data centers. Our current exchange solutions are comprised of the following:
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
Equinix Internet Exchange™. Customers may choose to connect to and peer through the central switching fabric of our Equinix Internet Exchange, rather than purchase a direct physical cross connection. With a connection to this switch, a customer can aggregate multiple interconnects over one physical connection with multiple, linked 10 gigabit ports of capacity, instead of purchasing individual physical cross connects. The offering is priced per IBX data center with an initial installation fee and an ongoing monthly recurring charge. Individual IBX data center prices increase as the number of participants on the exchange service grows.
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
Equinix Cloud Exchange™. The Equinix Cloud Exchange is an advanced interconnection solution that enables seamless, on-demand, direct access to multiple clouds from multiple networks around the world. Cloud Exchange provides virtualized, private direct connections that bypass the Internet to provide better security and performance with a range of bandwidth options. It enables businesses to connect to many participants (clouds, networks, enterprise customers) over a single physical port, enabling dynamic bandwidth allocation among various parties. The Equinix Cloud Exchange Portal and APIs simplify the process of provisioning and managing connections to multiple cloud services and networks. Equinix Cloud Exchange offerings are priced with an initial installation fee and an ongoing monthly recurring charge dependent on the capacity purchased by the customer.
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
Equinix Professional Services
Exponential increases in data traffic and growing demand for interconnection means pressure on companies to stay competitive. They need a partner with deep knowledge of the global terrain and trends so they can maximize new technology and information and meet the needs of dispersed and demanding end users. Equinix professional services are uniquely positioned to be that partner. Equinix experts help companies tap the resources and opportunities for innovation available on a global platform of 6,300 companies in 33 markets, including more than 1,100 network service providers and 1,300 cloud services providers. Our technicians have the know-how and experience to help customers introduce new service offerings, optimize IT architectures, simplify hybrid and multi-cloud migrations and stay up-and-running. Equinix professional services include:
Cloud Consulting Services. Migration to a hybrid or multi-cloud environment comes with uncertainty, but it’s also become essential: The cloud’s cost advantages and flexibility are too critical to forego in an era of rising electronic collaboration and user expectations. Equinix’s cloud consulting services, led by the recently acquired professional services company Nimbo, are designed to take the mystery out of cloud migration with a detailed assessment, design and implementation process that gives customers a faster, smoother path to the cloud. The 1,300 cloud providers and 1,100 network services providers inside Equinix help our experts tailor cloud deployments to individual business needs and maximize their cloud performance, savings and security while ensuring future resilience and agility.
Global Solutions Architects™. Equinix Global Solutions Architects (GSAs) are industry experts, innovators and thought leaders, committed to helping companies deploy their IT infrastructures in ways that best serve their business needs and fully exploit the advantages offered by Equinix’s global interconnection platform. Equinix’s GSAs have decades of combined experience in cloud deployments, facility operations, business analytics and network design and operations. They work as extensions of our customers’ IT and technology teams, helping efficiently deploy high-performance solutions, advising them on service provider choices, and designing IT architectures that help them reach today’s goals and anticipate tomorrow’s requirements.
Solution Validation Centers™. Equinix Solution Validation Centers (SVCs) are state-of-the-art facilities that allow customers to test and fine-tune their IT infrastructure, network, cloud and data center rollouts in a real-world environment before full build-out and deployment. Customers can measure how their applications perform when moved off legacy systems, spot and address unforeseen technical barriers, and optimize various infrastructure components, network connections and applications. Our SVCs operate in eight strategic markets globally, helping companies reduce risk and maximize their IT investments.
Smart Hands Services™. The Equinix Smart Hands service enables customers to use our highly trained IBX data center personnel to act as their hands (or eyes and ears) when their own staff can’t be on-site. Smart Hands technicians offer a range of services, from routine equipment inventory and labeling to more complex installations and configuring. Smart Hands technicians also provide technical assistance and troubleshooting services.
Equinix Customer Portal. The Equinix Customer Portal offers all-day, every day access to our customer care personnel, so customers can report problems, schedule shipments or order Smart Hands services at any time of the day or night.

Business Continuity Trading Rooms. Trading infrastructure is mission-critical for financial firms worldwide, and our Business Continuity Trading Rooms (BCTRs) ensure that trading doesn’t stop, even if primary operations are knocked off-line or disabled. A BCTR backs up our customers’ trading operations in one of our secure data center facilities, right down to telephone services and multiple desktop monitors. BCTR offerings are protected with back-up generators and uninterruptible power supply to guarantee reliability and deliver peace of mind.
Sales and Marketing
Sales. We use a direct sales force and channel marketing program to market our offerings to global enterprises, content providers, financial companies, and mobile and network service providers. We organize our sales force by customer type, as well as by establishing a sales presence in diverse geographic regions, which enables efficient servicing of the customer base from a network of regional offices. In addition to our worldwide headquarters located in Silicon Valley, we have established an Asia-Pacific regional headquarters in Hong Kong and a European regional headquarters in Amsterdam. Our Americas sales offices are located in Boston, Chicago, Los Angeles, New York, Reston, Silicon Valley and Toronto and sales offices in Brazil operate out of data centers in Sao Paulo and Rio de Janeiro. Our EMEA sales offices are located in Amsterdam, Dubai, Dusseldorf, Enschede, Frankfurt, Geneva, London, Munich, Paris, Zurich and Zwolle. Our Asia-Pacific sales offices are located in Beijing, Hong Kong, Jakarta, Osaka, Seoul, Shanghai, Singapore, Sydney, Melbourne and Tokyo.
Our sales team works closely with each customer to foster the natural network effect of our IBX model, resulting in access to a wider potential customer base via our existing customers. As a result of the IBX interconnection model, IBX data center participants often encourage their customers, suppliers and business partners to also locate in our IBX data centers. These customers, suppliers and business partners, in turn, encourage their business partners to locate in our IBX data centers, resulting in additional customer growth. This network effect significantly reduces our new customer acquisition costs. In addition, large network providers, cloud providers or managed service providers may refer customers to Equinix as a part of their total customer solution. Equinix also focuses selling by our vertical sales specialists on supporting specific industry requirements for network, mobile and content providers, financial services, cloud computing, systems integrators and enterprise customer segments.
Marketing. To support our sales efforts and to actively promote our brand in the Americas, Asia-Pacific and EMEA, we conduct comprehensive marketing programs. Our marketing strategies include active public relations and ongoing customer communications programs. Our marketing efforts are focused on major business and trade publications, online media outlets, industry events and sponsored activities. Our staff holds leadership positions in key networking organizations, and we participate in a variety of Internet, enterprise IT, computer and financial industry conferences, placing our officers and employees in keynote speaking engagements at these conferences. We also regularly measure customer satisfaction levels and host key customer forums to ensure customer needs are understood and incorporated in product and service planning efforts. From a brand perspective, we build recognition through our website, sponsoring or leading industry technical forums, participating in Internet industry standard-setting bodies and through advertising and online campaigns. We continue to develop and host industry educational forums focused on peering technologies and practices for ISPs and content providers.
Our Competition
While a large number of enterprises own their own data centers, many others outsource some or all of their requirements to multi-tenant Internet data center facilities, such as those operated by Equinix. We believe that the outsourcing trend is likely to not only continue but also to grow in the coming years. It is estimated that Equinix is one of more than 650 companies that provide Internet data center offerings around the world, ranging in size from firms with a single data center in a single market to firms in over 20 markets. Equinix competes with these firms, which vary in terms of their data center offerings, including:
Colocation Providers
Colocation data centers are a type of Internet data center that can also be referred to as “retail” data center space. Typically, colocation data center space is offered on the basis of individual racks/cabinets or cages ranging from 500 to 10,000 square feet in size. Typical customers of colocation providers include:

•	Large enterprises with significant IT expertise and requirements.

•	Small and medium businesses looking to outsource data center requirements.

•	Internet application providers.

•	Major Internet content, entertainment and social networking providers.

•	Shared, dedicated and managed hosting providers.

•	Mobile and network service providers.

•	Content delivery networks.
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
Carrier-Neutral Colocation Providers
In addition to data center space and power, colocation providers also offer interconnection. Certain of these providers, known as network or carrier-neutral colocation providers, can offer customers the choice of hundreds of network service providers or ISPs to choose from. Typically, customers use interconnection to buy Internet connectivity, connect to VoIP telephone networks, perform financial exchange and settlement functions or perform business-to-business e-commerce. Carrier-neutral data centers are often located in key network hubs around the world, such as New York, Ashburn, London, Amsterdam, Singapore and Hong Kong. Two types of data center facilities offering carrier-neutral colocation are used for many network-to-network interconnections:

•	A Meet Me Room (MMR) is typically a smaller space, generally 5,000 square feet or less, located in a major carrier hotel and often found in a wholesale data center facility.

•	A carrier-neutral data center is generally larger than an MMR and may be a stand-alone building separate from existing carrier hotels.
In addition to Equinix, other providers that we believe could be defined as offering carrier-neutral colocation include CoreSite, Digital Reality, Global Switch, Interxion and Telehouse.
Wholesale Data Center Providers
Wholesale data center providers lease data center space that is typically offered in cells or pods (i.e., individual white-space rooms) ranging in size from 10,000 to 20,000 square feet, or larger. Wholesale data center offerings are targeted to both enterprises and colocation providers. These data centers primarily provide space and power without additional services like technicians, remote hands services or network monitoring (although other tenants might offer such services).
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
The full list of potential services that can be offered as part of managed hosting is substantial and includes services such as remote management, custom applications, helpdesk, messaging, databases, disaster recovery, managed storage, managed virtualization, managed security, managed networks and systems monitoring. Managed hosting services are typically used for:

•	Application hosting by organizations of any size, including large enterprises.

•	Hosted or managed messaging, including Microsoft Exchange and other complex messaging applications.

•	Complex or highly scalable Web hosting or e-commerce websites.

•	Managed storage solutions (including large drive arrays or backup robots).

•	Server disaster recovery and business continuity, including clustering and global server load balancing.

•	Database servers, applications and services.
Examples of managed hosters include AT&T, CenturyLink, NaviSite, Rackspace, SunGard and Verizon Business.

Unlike other providers whose core businesses are bandwidth or managed services, we focus on neutral interconnection hubs for cloud and IT service providers, content providers, financial companies, enterprises and network service providers. As a result, we do not have the limited choices found commonly at other hosting/colocation companies. We compete based on the quality of our IBX data centers, our ability to provide a one-stop global solution in our Americas, EMEA and Asia-Pacific locations, the performance and diversity of our network- and cloud-neutral strategy, and the economic benefits of the aggregation of top network, cloud and business ecosystems under one roof. We expect to continue to benefit from several industry trends, including the need for contracting with multiple networks due to the uncertainty in the telecommunications market; customers’ increasing power requirements; enterprise customers’ increased use of virtualization and outsourcing; the continued growth of broadband and significant growth in Ethernet as a network alternative; and the growth in mobile applications.
Our Business Segment Financial Information
We currently operate in three reportable segments comprised of our Americas, EMEA and Asia-Pacific geographic regions. Information attributable to each of our reportable segments is set forth in Note 16 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
Employees
We had 5,042 employees as of December 31, 2015. We had 2,329 employees based in the Americas, 1,188 employees based in EMEA and 1,525 employees based in Asia-Pacific. Excluding Bit-isle, 1,963 employees were in engineering and operations, 907 employees were in sales and marketing and 1,486 employees were in management, finance and administration.
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
In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business and us:
Risks Related to the Acquisition and Integration of TelecityGroup
We have incurred and will continue to incur significant transaction, acquisition-related integration and asset divestment costs in connection with the consummation of the TelecityGroup acquisition.
We have incurred and will continue to incur significant costs in connection with consummating the TelecityGroup acquisition and integrating our and TelecityGroup’s operations into a combined company. We will also incur costs in connection with the divestment of certain of the assets of the combined company. The actual costs incurred may exceed those estimated and there may be further unanticipated costs and the assumption of known and unknown liabilities. While we have assumed that we will incur transaction, integration and divestment expenses, there are factors beyond our control that could affect the total amount or the timing of such expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.
As a result, the transaction, integration and divestment expenses associated with the TelecityGroup acquisition could, particularly in the near term, exceed the cost savings that we expect to achieve from the streamlining of operations following the completion of the TelecityGroup acquisition.
The anticipated benefits of the TelecityGroup acquisition may not be realized fully and may take longer to realize than expected and there will be numerous challenges associated with integration.
The success of the TelecityGroup acquisition will depend, in part, on the combined company’s ability to successfully integrate our and TelecityGroup’s businesses and realize the anticipated benefits, including synergies and cost savings, from the combination. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected and the value of the combined company’s common stock may be adversely affected. We also must successfully divest certain assets of the combined company agreed upon with the European Commission in order to obtain clearance of the transaction, which could reduce certain of the benefits we expect to receive from the TelecityGroup acquisition.
We have incurred and will continue to incur significant transaction-related costs in connection with the TelecityGroup acquisition and the integration and divestment processes. We may encounter material challenges in connection with this integration process, including, without limitation:

•
the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the TelecityGroup integration;

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
The market price of our common stock may decline as a result of the TelecityGroup acquisition if we do not achieve the perceived benefits of the TelecityGroup acquisition as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the TelecityGroup acquisition on our financial results is not consistent with the expectations of financial or industry analysts. In addition, TelecityGroup shareholders now own approximately 10% of the common stock outstanding, and they may decide to sell their common stock which may result in additional pressure on the price of our common stock.
We would incur adverse tax consequences if the combined company following the TelecityGroup acquisition fails to qualify as a REIT for U.S. federal income tax purposes.
We believe that we will continue to integrate TelecityGroup’s assets and operations in a manner that will allow us to timely satisfy the REIT income, asset, and distribution tests applicable to us. However, the TelecityGroup integration will be complicated due to the size of TelecityGroup and if we fail to timely satisfy such tests, we could jeopardize or lose our qualification for taxation as a REIT, particularly if we were ineligible to utilize relief provisions set forth in the Internal Revenue Code (the "Code"). For any taxable year that we fail to qualify for taxation as a REIT, we would not be allowed a deduction for distributions to our stockholders in computing our taxable income, and would thus be subject to U.S. federal and state income tax at the regular corporate rates on all of our U.S. federal and state taxable income in the manner of a regular corporation. Those corporate level taxes would reduce the amount of cash available for distribution to our stockholders or for reinvestment or other purposes, and would adversely affect our earnings. As a result, our failure to qualify for taxation as a REIT during any taxable year could have a material adverse effect upon us and our stockholders. Furthermore, unless prescribed relief provisions apply, we would not be eligible to elect REIT status again until the fifth taxable year that begins after the first year for which we failed to qualify as a REIT. Finally, even if we are able to utilize relief provisions and thereby avoid disqualification for taxation as a REIT, relief provisions typically involve paying a penalty tax in proportion to the severity and duration of the noncompliance with REIT requirements, and thus these penalty taxes could be significant in the context of noncompliance stemming from a transaction as large as the TelecityGroup acquisition.
Risks Related to Our Taxation as a REIT
We may not remain qualified for taxation as a REIT.
We began operating as a REIT for federal income tax purposes, effective for our taxable year that began January 1, 2015. We believe we are operating so as to qualify for taxation as a REIT under the Code and believe that our organization and method of operation complies with the rules and regulations promulgated under the Code and will enable us to continue to qualify for taxation as a REIT. However, we cannot assure you that we will qualify for taxation as a REIT or that we will remain qualified for taxation as a REIT. Qualification for taxation as a REIT requires us to satisfy numerous requirements (some on an annual and others on a quarterly basis) established under highly technical and complex sections of the Code which may change from time to time; and for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify for taxation as a REIT, we must derive at least 95% of our gross income in any year from qualifying sources. In addition, we must satisfy specified asset tests on a quarterly basis.
If, in any taxable year, we fail to remain qualified for taxation as a REIT and are not entitled to relief under the Code:

•	we will not be allowed a deduction for distributions to stockholders in computing our taxable income;

•	we will be subject to federal and state income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates; and

•	we would not be eligible to elect REIT status again until the fifth taxable year that begins after the first year for which we failed to qualify as a REIT.
Any such corporate tax liability could be substantial and would reduce the amount of cash available for other purposes.
As a REIT, failure to make required distributions would subject us to federal corporate income tax.
We paid quarterly distributions in 2015. We also paid the 2015 Special Distribution (as defined below) in the fourth quarter of 2015. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our

Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, the creation of reserves or required debt service or amortization payments.
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
Due to the size and timing of future regular or special distributions, including any distributions made to satisfy REIT distribution requirements and maintain our qualification and taxation as a REIT, we may need to borrow funds or raise equity, even if the then-prevailing market conditions are not favorable for these borrowings or offerings.
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
As a REIT for U.S. federal income tax purposes, we must satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets and the amounts we distribute to our stockholders. For example, under the Code, no more than 25% (20% from and after our 2018 taxable year) of the value of the assets of a REIT may be represented by securities of one or more TRSs. Similar rules apply to other nonqualifying assets. These limitations may affect our ability to make large investments in other non-REIT qualifying operations or assets. In addition, in order to maintain qualification for taxation as a REIT, we must annually distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. Even if we maintain our qualification for taxation as a REIT, we will be subject to U.S. federal income tax at regular corporate rates for our undistributed REIT taxable income, as well as U.S. federal income tax at regular corporate rates for income recognized by our TRSs. Because of these distribution requirements, we will likely not be able to fund future capital needs and investments from operating cash flow. As such, compliance with REIT tests may hinder our ability to make certain attractive investments, including the purchase of significant nonqualifying assets and the material expansion of non-real estate activities.
As a REIT, we are limited in our ability to fund distribution payments using cash generated through our TRSs.
Our ability to receive distributions from our TRSs is limited by the rules with which we must comply to maintain our qualification for taxation as a REIT. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from real estate. Consequently, no more than 25% of our gross income may consist of dividend income from our TRSs and other nonqualifying types of income. Thus, our ability to receive distributions from our TRSs may be limited, and may impact our ability to fund distributions to our stockholders using cash flows from our TRSs. Specifically, if our TRSs become highly profitable, we might become limited in our ability to receive net income from our TRSs in an amount required to fund distributions to our stockholders commensurate with that profitability.
In addition, a significant amount of our income and cash flows from our TRSs is generated from our international operations. In many cases, there are local withholding taxes and currency controls that may impact our ability or willingness to repatriate funds to the United States to help satisfy REIT distribution requirements.
Our extensive use of TRSs, including for certain of our international operations, may cause us to fail to remain qualified for taxation as a REIT.
The net income of our TRSs is not required to be distributed to us, and income that is not distributed to us generally is not subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our securities in our TRSs and other nonqualifying assets to exceed 25% or from and after our 2018 taxable year, causes (1) the fair market value of our securities in our TRSs to exceed 20% of the fair market value of our assets or (2) the fair market value of our securities in our TRSs and other nonqualifying assets to exceed 25% of the fair market value of our assets, then we will fail to remain qualified for taxation as a REIT.
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
Even if we remain qualified for taxation as a REIT, some of our business activities are subject to corporate level income tax and foreign taxes, which will continue to reduce our cash flows, and we will have potential deferred and contingent tax liabilities.
Even if we remain qualified for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income, and state, local or foreign income, franchise, property and transfer taxes. In addition, we could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT.
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
We will also be subject to a federal corporate level tax at the highest regular corporate rate (currently 35%) on gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a present or former C corporation (such as (i) an asset that we held as of the effective date of our REIT election, that is, January 1, 2015, or (ii) an asset that we hold in a QRS following the liquidation or other conversion of a former TRS). This 35% tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset (e.g. January 1, 2015 in the case of REIT assets we held at the time of our REIT conversion), to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset.
In addition, the IRS and any state or local tax authority may successfully assert liabilities against us for corporate income taxes for our pre-REIT period, in which case we will owe these taxes plus applicable interest and penalties, if any. Moreover, any increase in taxable income for these pre-REIT periods will likely result in an increase in pre-REIT accumulated earnings and profits, which could cause us to pay an additional taxable distribution to our stockholders after the relevant determination.
Restrictive loan covenants could prevent us from satisfying REIT distribution requirements.
Restrictions in our credit facility and our indentures may prevent us from satisfying our REIT distribution requirements, and we could fail to remain qualified for taxation as a REIT. If these limits do not jeopardize our qualification for taxation as a REIT but nevertheless prevent us from distributing 100% of our REIT taxable income, we would be subject to federal corporate income tax, and potentially a nondeductible excise tax, on the retained amounts. See “Other Risks” for further information on our restrictive loan covenants.
Complying with REIT requirements may limit our ability to hedge effectively and increase the cost of our hedging and may cause us to incur tax liabilities.
The REIT provisions of the Code limit our ability to hedge assets, liabilities, revenues and expenses. Generally, income from hedging transactions that we enter into to manage risk of interest rate changes or fluctuations with respect to borrowings made or to be made by us to acquire or carry real estate assets and income from certain currency hedging transactions related to our non-U.S. operations, as well as income from qualifying contracting hedges do not constitute “gross income” for purposes of the REIT gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as nonqualifying income for purposes of the REIT gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through our TRSs, which we presently do. This increases the cost of our hedging activities because our TRSs are subject to tax on income or gains resulting from hedges entered into by them and may expose us to greater risks associated with changes in interest rates or exchange rates than we would otherwise want to bear. In addition, hedging losses in any of our TRSs may not provide any tax benefit, except for being carried forward for possible use against future capital gain in the TRSs.
We have limited experience operating as a REIT, which may adversely affect our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to forecast dividends.
We began operating as a REIT on January 1, 2015 and, as such, have limited operating history as a REIT. In addition, prior to January 1, 2015 our senior management team had no prior experience operating a REIT. We can provide no assurance that our past experience has sufficiently prepared us to operate successfully as a REIT. Our inability to operate successfully as a REIT, including the failure to remain qualified for taxation as a REIT, could adversely affect our business, financial condition and results of operations.
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

Our certificate of incorporation contains restrictions on the ownership and transfer of our stock, though they may not be successful in preserving our qualification for taxation as a REIT.
In order for us to remain qualified for taxation as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the first year for which we elect to be taxed as a REIT. In addition, rents from “affiliated tenants” will not qualify as qualifying REIT income if we own 10% or more by vote or value of the customer, whether directly or after application of attribution rules under the Code. Subject to certain exceptions, our certificate of incorporation prohibits any stockholder from owning beneficially or constructively more than (i) 9.8% in value of the outstanding shares of all classes or series of our capital stock or (ii) 9.8% in value or number, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. We refer to these restrictions collectively as the “ownership limits” and we included them in our certificate of incorporation to facilitate our compliance with REIT tax rules. The constructive ownership rules under the Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding common stock (or the outstanding shares of any class or series of our stock) by an individual or entity could cause that individual or entity or another individual or entity to own constructively in excess of the relevant ownership limits. Any attempt to own or transfer shares of our common stock or of any of our other capital stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void. Even though our certificate of incorporation contains the ownership limits, there can be no assurance that these provisions will be effective to prevent our qualification for taxation as a REIT from being jeopardized, including under the affiliated tenant rule. Furthermore, there can be no assurance that we will be able to enforce the ownership limits. If the restrictions in our certificate of incorporation are not effective and as a result we fail to satisfy the REIT tax rules described above, then absent an applicable relief provision, we will fail to remain qualified for taxation as a REIT.
Other Risks
Acquisitions present many risks, and we may not realize the financial or strategic goals that were contemplated at the time of any transaction.
Over the last several years, we have completed numerous acquisitions, including most recently that of Nimbo and Bit-isle in 2015 and TelecityGroup in January of 2016. We may make additional acquisitions in the future, which may include (i) acquisitions of businesses, products, services or technologies that we believe to be complementary, (ii) acquisitions of new IBX data centers or real estate for development of new IBX data centers or (iii) acquisitions through investments in local data center operators. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, including:

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

•
the dilution of our existing stockholders as a result of our issuing stock in transactions, such as in connection with our acquisitions of Switch & Data Facilities Company, Inc. in 2010 ("Switch and Data") and TelecityGroup;

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

•
the possibility that future acquisitions may present new complexities in deal structure, related complex accounting and coordination with new partners, particularly in light of our desire to maintain our taxation as a REIT;

•	the possibility that future acquisitions may be in geographies and regulatory environments to which we are unaccustomed;

•	the possibility that carriers may find it cost-prohibitive or impractical to bring fiber and networks into a new IBX data center;

•	the possibility of litigation or other claims in connection with, or as a result of, an acquisition, including claims from terminated employees, customers, former stockholders or other third parties;

•	the possibility that asset divestments may be required in order to obtain regulatory clearance for a transaction; and

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
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining qualification for taxation as a REIT. As of December 31, 2015, our total indebtedness was approximately $6.5 billion, our stockholders’ equity was $2.7 billion and our cash and investments totaled $2.2 billion. In addition, as of December 31, 2015, we had approximately $1.1 billion of additional liquidity available to us from our $1.5 billion revolving credit facility and approximately $700 million of additional liquidity available to us from our undrawn Term Loan B (as defined below) commitments as part of an approximately $2.7 billion senior credit facility agreement entered into with a group of lenders, and approximately $8.7 million undrawn from the Bridge Term Loan Agreement (as defined below) entered into to fund the Bit-isle acquisition. Some of our debt contains covenants which may limit our operating flexibility. In addition to our substantial debt, we lease a majority of our IBX data centers and certain equipment under non-cancellable lease agreements, the majority of which are accounted for as operating leases. As of December 31, 2015, our total minimum operating lease commitments under those lease agreements, excluding potential lease renewals, was approximately $1.2 billion, which represents off-balance sheet commitments.
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
Adverse global economic conditions and credit market uncertainty could adversely impact our business and financial condition.
Adverse global economic conditions continue and uncertain conditions in the credit markets have created, and in the future may create, uncertainty and unpredictability and add risk to our future outlook. An uncertain global economy could also result in churn in our customer base, reductions in revenues from our offerings, longer sales cycles, slower adoption of new technologies and increased price competition, adversely affecting our liquidity. The uncertain economic environment could also have an impact on our foreign exchange forward contracts if our counterparties’ credit deteriorates or they are otherwise unable to perform their obligations. Finally, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.
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
Announcements by us or others, or speculations about our future plans, may also have a significant impact on the market price of our common stock. These may relate to:

•	our operating results or forecasts;

•	new issuances of equity, debt or convertible debt by us;

•	changes to our capital allocation, tax planning or business strategy;

•	our qualification for taxation as a REIT and our declaration of distributions to our stockholders;

•	a stock repurchase program;

•	developments in our relationships with corporate customers;

•	announcements by our customers or competitors;

•	changes in regulatory policy or interpretation;

•	governmental investigations;

•	changes in the ratings of our debt or stock by rating agencies or securities analysts;

•	our purchase or development of real estate and/or additional IBX data centers;

•	our acquisitions of complementary businesses; or

•	the operational performance of our IBX data centers.
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
Our capital expenditures, together with ongoing operating expenses, obligations to service our debt and the cash outlays associated with our REIT distribution requirements, are and will continue to be a substantial burden on our cash flow and may decrease our cash balances. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. Our inability to obtain additional debt and/or equity financing or to generate sufficient cash from operations may require us to prioritize projects or curtail capital expenditures which could adversely affect our results of operations.
Fluctuations in foreign currency exchange rates in the markets in which we operate internationally could harm our results of operations.
We may experience gains and losses resulting from fluctuations in foreign currency exchange rates. To date, the majority of our revenues and costs are denominated in U.S. dollars; however, the majority of revenues and costs in our international operations are denominated in foreign currencies. Where our prices are denominated in U.S. dollars, our sales and revenues could be adversely affected by declines in foreign currencies relative to the U.S. dollar, thereby making our offerings more expensive in local currencies. We are also exposed to risks resulting from fluctuations in foreign currency exchange rates in connection with our international operations. To the extent we are paying contractors in foreign currencies, our operations could cost more than anticipated as a result of declines in the U.S. dollar relative to foreign currencies. In addition, fluctuating foreign currency exchange rates have a direct impact on how our international results of operations translate into U.S. dollars.
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
We are a U.S. company with global subsidiaries and are subject to income taxes in the U.S. (although currently limited due to our taxation as a REIT) and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no certainty that additional taxes will not be due upon audit of our tax returns or as a result of changes to the tax laws and interpretations thereof. The U.S. Congress as well as the governments of many of the countries in which we operate are actively discussing changes to the corporate recognition and taxation of worldwide income. The nature and timing of any changes to each jurisdiction’s tax laws and the impact on our future tax liabilities cannot be predicted with any accuracy but could materially and adversely impact our results of operations and financial position or cash flows.
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
Problems at one or more of our IBX data centers, whether or not within our control, could result in service interruptions or significant equipment damage. We have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage in our IBX data centers could result in difficulty maintaining service level commitments to these customers and potential claims related to such failures. Because our IBX data centers are critical to many of our customers’ businesses, service interruptions or significant equipment damage in our IBX data centers could also result in lost profits or other indirect or consequential damages to our customers. We cannot guarantee that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as a result of a problem at one of our IBX data centers and we may decide to reach settlements with affected customers irrespective of any such contractual limitations. In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results.
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
Commencing in 2012, we began a significant project to overhaul our back office systems that support the customer experience from initial quote to customer billing and our revenue recognition process. Additionally, commencing in 2013, we began to devote significant resources to the upgrade of our worldwide financial application suite from Oracle’s version 11i to R12. While significant milestones have been achieved on both projects, both projects have continued into 2016. Oracle has already begun to discontinue its support for our current business application suite. While the Oracle financial application suite implementation was largely completed in July 2014 and the initial implementation of the systems to support our billing and revenue process was completed in August 2014, work continues on our back office systems and their global implementation, including upgrades and developing new functionality. As a result of that discontinued support and our continued work on these projects, we may experience difficulties with our systems, management distraction and significant business disruptions. Difficulties with our systems may interrupt our ability to accept and deliver customer orders and may adversely impact our overall financial operations, including our accounts payable, accounts receivables, general ledger, close processes, internal financial controls and our ability to otherwise run and track our business. We may need to expend significant attention, time and resources to correct problems or find alternative sources for performing these functions. All of these changes to our financial systems create an increased risk of deficiencies in our internal controls over financial reporting until such systems are stabilized. Such significant investments in our back office systems may take longer to complete and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and there is a risk of an impairment charge if we decide that portions of these projects will not ultimately benefit the company or are de-scoped. Any such difficulty or disruption may adversely affect our business and operating results.
The insurance coverage that we purchase may prove to be inadequate.
We carry liability, property, business interruption and other insurance policies to cover insurable risks to our company. We select the types of insurance, the limits and the deductibles based on our specific risk profile, the cost of the insurance coverage versus its perceived benefit and general industry standards. Our insurance policies contain industry standard exclusions for events such as war and nuclear reaction. We purchase minimal levels of earthquake insurance for certain of our IBX data centers, but for most of our data centers, including many in California, we have elected to self-insure. The earthquake and flood insurance that we do purchase would be subject to high deductibles. Any of the limits of insurance that we purchase, including those for cyber risks, could prove to be inadequate, which could materially and adversely impact our business, financial condition and results of operations.
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
Regulation of greenhouse gas (“GHG”) emissions could increase the cost of electricity by reducing amounts of electricity generated from fossil fuels, by requiring the use of more expensive generating methods or by imposing taxes or fees upon electricity generation or use. Electricity is a material cost in connection with our business, and an increase in the cost of electricity, whether from regulation of GHGs or otherwise, could adversely affect us. GHG reduction legislation exists in Europe, and in several of the states in the U.S., and there is a potential for new or additional legislation in the U.S. and other countries in which we operate. Certain states, like California, already regulate GHG emissions from new and existing state-regulated facilities by imposing regulatory caps on allowances and by selling or auctioning the rights to such emissions. These programs have not had a material adverse effect on our electricity costs to date, but due to the market-driven nature of some of the programs, could do so in the future. Such laws and regulations are also subject to change at any time.
The U.S. EPA published regulations in October 2015, called the “Clean Power Plan,” that is intended to reduce GHG emissions from existing fossil fuel-fired power plants by 32 percent from 2005 levels by 2030. Under the rule, each state is required to develop a plan to reduce state-wide carbon dioxide emissions to meet a specified emissions target set by EPA for that state. If implemented, the Clean Power Plan could impose new emissions trading or credit programs, or other requirements, that could indirectly increase the average cost of electricity in states in which we operate.
New laws in the U.S. and other countries may arise as a result of international agreements. In November 2014, the United States and China announced a climate change agreement that established goals for reducing GHG emissions from both countries, including the prevention of increases in GHG emissions from China after 2030. In order for China to meet this commitment, China may impose limitations on fossil fuel generation or costs upon electricity, similar to those imposed in the U.S. and elsewhere.
On December 12, 2015, the Obama Administration reached agreement in Paris with a majority of 194 attending nations concerning a voluntary program for limiting GHGs. This agreement, known as the Paris Climate Accord (the “Accord”) would, if it becomes effective, require signatory countries to establish GHG reduction goals and report on their implementation of programs to achieve such goals. The Accord would be open for signature for one year commencing in April 2016, and would become effective commencing in 2020 if at least 55 countries representing at least 55% of aggregate, global GHG emissions sign. The U.S. has announced a commitment in support of the Accord to achieve reductions of GHG emissions to levels that are 26-28 percent below 2005 levels by 2025.

Compliance with international agreements, such as the agreement with China and the Accord, could require new national legislation to be adopted in the U.S. or other signatory countries. In this case, in the U.S., if the Clean Power Plan is implemented in the form prescribed by EPA as a final regulation, it may substantially achieve international GHG emissions reduction commitments by the U.S. government. Accordingly, there may be no new legislation or regulation would be required to implement the Accord, assuming that the Clean Power Plan is implemented as set forth in the regulation. Nevertheless, laws or regulations may change over time. To the extent any environmental laws enacted or regulations impose new or unexpected costs, our business, results of operations or financial condition may be adversely affected.
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
Power outages, such as those relating to large storms, earthquakes and tsunamis, could harm our customers and our business. We attempt to limit our exposure to system downtime by using backup generators and power supplies; however, we may not be able to limit our exposure entirely even with these protections in place. Some of our IBXs are located in leased buildings where, depending upon the lease requirements and number of tenants involved, we may or may not control some or all of the infrastructure including generators and fuel tanks. As a result, in the event of a power outage, we may be dependent upon the landlord, as well as the utility company, to restore the power.
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
Our most recent evaluation of our controls resulted in our conclusion that, as of December 31, 2015, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth, through, for example, our upgrade of our worldwide financial application suite from Oracle's version 11i to R12 and our overhaul of our back office systems that support customer experience from initial quote to customer billing and our revenue recognition process, will require us to further develop our controls and reporting systems and implement or amend new or existing controls and reporting systems in those areas where the implementation is still ongoing. All of these changes to our financial systems create an increased risk of deficiencies in our internal controls over financial reporting until such systems are stabilized. If, in the future, our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.
If we cannot effectively manage our international operations, and successfully implement our international expansion plans, our revenues may not increase and our business and results of operations would be harmed.
For the years ended December 31, 2015, 2014 and 2013, we recognized approximately 49%, 49% and 46%, respectively, of our revenues outside the U.S. We currently operate outside of the U.S. in Canada, Brazil, EMEA and Asia-Pacific.
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
We conduct business and are contemplating expansion, in developing markets with economies that tend to be more volatile than those in the U.S. and Western Europe. The risk of doing business in developing markets such as Brazil, China, India, Indonesia, Russia, the United Arab Emirates and other economically volatile areas could adversely affect our operations and earnings. Such risks include the financial instability among customers in these regions, political instability, fraud or corruption and other non-economic factors such as irregular trade flows that need to be managed successfully with the help of the local governments. In addition, commercial laws in some developing countries can be vague, inconsistently administered and retroactively applied. If we are deemed not to be in compliance with applicable laws in developing countries where we conduct business, our prospects and business in those countries could be harmed, which could then have a material adverse impact on our results of operations and financial position. Our failure to successfully manage economic, political and other risks relating to doing business in developing countries and economically and politically volatile areas could adversely affect our business.
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
Our operating results may fluctuate.
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
Although we have historically experienced a record of strong collection of our accounts receivables as evidenced by our prior DSO metrics, our DSO has increased over the past year. Our DSO was affected by the implementation of a new billing system that was introduced during the second half of 2014. While this new system is now operational in all three regions, it is not operational in all countries within each region and further enhancements to the overall system are still ongoing. While our DSO began to improve during the second half of 2015, our DSO may continue to be adversely impacted by ongoing changes in the billing system, which would continue to have a negative impact on our operating cash flows, liquidity and financial performance.

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
As of December 31, 2015, our accumulated deficit was $108.2 million. Although we have generated net income for each fiscal year since 2008, except for the year ended December 31, 2014, we are also currently investing heavily in our future growth through the build out of multiple additional IBX data centers and IBX data center expansions as well as acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
The failure to obtain favorable terms when we renew our IBX data center leases, or the failure to renew such leases, could harm our business and results of operations.
While we own certain of our IBX data centers, others are leased under long-term arrangements with lease terms expiring at various dates through 2065. These leased centers have all been subject to significant development by us in order to convert them from, in most cases, vacant buildings or warehouses into IBX data centers. Most of our IBX data center leases have renewal options available to us. However, many of these renewal options provide for the rent to be set at then-prevailing market rates. To the extent that then-prevailing market rates or negotiated rates are higher than present rates, these higher costs may adversely impact our business and results of operations, or we may decide against renewing the lease. In the event that an IBX data center lease does not have a renewal option, or we fail to exercise a renewal option in a timely fashion and lose our right to renew the lease, we may not be successful in negotiating a renewal of the lease with the landlord. A failure to renew a lease could force us to exit a building prematurely, which could be disruptive to our business, harm our customer relationships, expose us to liability under our customer contracts, cause us to take impairment charges and negatively affect our operating results.
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
We face risks associated with unauthorized access to our computer systems, loss or destruction of data, computer viruses, malware, distributed denial-of-service attacks, or other malicious activities. These threats may result from human error, equipment failure, or fraud or malice on the part of employees or third parties. A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate either our proprietary information or the personal information of our customers or our employees, or cause interruptions or malfunctions in our operations or our customers’ operations. As we provide assurances to our customers that we provide a high level of security, such a compromise could be particularly harmful to our brand and reputation. We may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security. As techniques used to breach security change frequently, and are generally not recognized until launched against a target, we may not be able to promptly detect that a cyber breach has occurred, or implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, damage relating to loss of proprietary information, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and operating results. We maintain insurance coverage for cyber risks but such coverage may be unavailable or insufficient to cover our losses.
We offer professional services to our customers where we consult on data center solutions and assist with implementations. We also offer managed services in certain of our foreign jurisdictions outside of the U.S. where we manage the data center infrastructure for our customers. The access gained from these services to our clients’ networks and data creates some risk that our clients' networks or data will be improperly accessed. We may also design our clients’ cloud storage systems in such a way that exposes our clients to increased risk of data breach.  If Equinix were held to be responsible for any such a breach, it could result in a significant loss to Equinix, including damage to Equinix’s client relationships, harm to our brand and reputation, and legal liability.
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
The continued threat of terrorist activity and other acts of war or hostility contribute to a climate of political and economic uncertainty. Due to existing or developing circumstances, we may need to incur additional costs in the future to provide enhanced security, including cyber security, which would have a material adverse effect on our business and results of operations. These circumstances may also adversely affect our ability to attract and retain customers, our ability to raise capital and the operation and maintenance of our IBX data centers.
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
Our executive offices are located in Redwood City, California, and we also have sales offices in several cities throughout the U.S. Our Asia-Pacific headquarters office is located in Hong Kong and we also have office space in Shanghai, China; Singapore; Tokyo, Japan; and Sydney, Australia. Our EMEA headquarters office is located in Amsterdam, the Netherlands and our regional sales offices in EMEA are based in our IBX data centers in EMEA. We have entered into leases for certain of our IBX data centers in Atlanta, Georgia; New York, New York; Dallas, Texas; Chicago, Illinois; Englewood, Colorado; Los Angeles, Palo Alto, San Jose, Santa Clara and Sunnyvale, California; Miami, Florida; Newark, North Bergen and Secaucus, New Jersey; Philadelphia, Pennsylvania; Reston and Vienna, Virginia; Seattle, Washington; Toronto, Canada; Waltham, Massachusetts and Rio De Janeiro and Sao Paolo, Brazil in the Americas region; Shanghai, China; Hong Kong; Singapore; Sydney, Australia and Osaka and Tokyo, Japan in the Asia-Pacific region; Dubai, U.A.E.; London, United Kingdom; Paris, France; Frankfurt, Munich and Dusseldorf, Germany; Zurich and Geneva, Switzerland and Enschede and Zwolle, the Netherlands in the EMEA region. We own certain of our IBX data centers in Ashburn, Virginia; Chicago, Illinois; Los Angeles and San Jose, California; Melbourne, Australia; Secaucus, New Jersey; New York, New York; Paris, France; Frankfurt, Germany and Amsterdam, the Netherlands. We own campuses in Ashburn, Virginia, Silicon Valley and Frankfurt, Germany that house some of our IBX data centers mentioned in the preceding sentence.

The following table presents an overview of our portfolio of IBX data centers as of December 31, 2015 (in thousands):

	# of IBXs	Total cabinet capacity (2)	Cabinets billed	Cabinet utilization % (3)	MRR per cabinet (4)
Americas	55	62,600	50,600	81%	$2,448
EMEA	30	49,500	40,500	82%	1,439
Asia-Pacific (1)	27	27,800	22,600	81%	1,903
Total	112	139,900	113,700
_________________________

(1)	Other than the number of IBX data centers, these amounts exclude the Bit-isle's operations. We acquired Bit-isle on November 2, 2015 and Bit-isle's related operating metrics are not yet available.

(2)	Cabinets represent a specific amount of space within an IBX data center. Customers can combine and use multiple adjacent cabinets within an IBX data center, depending on their space requirements.

(3)	The cabinet utilization rate represents the percentage of cabinet space billing versus net sellable cabinet space available, taking into consideration power limitations.

(4)	MRR per cabinet represents recurring revenue recognized during the year divided by the average number of cabinets invoiced to customers during the year.

The following table presents a summary of our significant IBX data center expansion projects under construction as of December 31, 2015:

Property	Property location	Target open date	Sellable cabinets	Construction progress (in thousands)
Americas:
AT1 Phase IV	Atlanta	Q3 2016	365	$31,000
DC7 Phase III	Ashburn	Q4 2016	230	6,000
SP 3 Phase I	Sao Paolo	Q1 2017	725	76,000
DC11 Phase III	Ashburn	Q1 2017	1,745	57,000
			3,065	170,000
EMEA:
FR4 Phase V	Frankfurt	Q1 2016	600	21,000
AM1 Phase III	Amsterdam	Q2 2016	725	32,000
LD6 Phase II	London	Q3 2016	1,385	42,000
FR5 Phase III	Frankfurt	Q4 2016	500	8,000
AM4 Phase I	Amsterdam	Q2 2017	1,555	113,000
			4,765	216,000
Asia-Pacific:
TY5 Phase VII	Tokyo	Q1 2016	725	43,000
SY4 Phase I	Sydney	Q2 2016	1,500	97,000
HK2 Phase IV	Hong Kong	Q1 2017	900	39,000
			3,125	179,000
Total			10,955	$565,000
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

	Low	High
Fiscal 2015
Fourth Fiscal Quarter	$265.41	$304.98
Third Fiscal Quarter	251.11	292.02
Second Fiscal Quarter	233.59	270.15
First Fiscal Quarter	216.86	238.95
	Low	High
Fiscal 2014
Fourth Fiscal Quarter	$191.96	$234.10
Third Fiscal Quarter	206.26	223.58
Second Fiscal Quarter	170.48	210.11
First Fiscal Quarter	173.42	194.02
As of January 31, 2016, we had 69,025,412 shares of our common stock outstanding held by approximately 274 registered holders.
In October 2014, our Board of Directors declared a special distribution of $416.0 million, or approximately $7.57 per share (the “2014 Special Distribution”), to our common stockholders in connection with our plan to convert to a REIT. The 2014 Special Distribution was paid on November 25, 2014 to our common stockholders of record as of the close of business on October 27, 2014. Common stockholders had the option to elect to receive payment of the 2014 Special Distribution in the form of stock or cash, with the total cash payment to all stockholders limited to no more than 20% of the total distribution. The number of shares distributed was determined based upon common stockholder elections and the average closing price of our common stock on the three trading days commencing on November 18, 2014 or $224.45 per share. As such, we issued 1.5 million shares of our common stock and paid $83.3 million in connection with the 2014 Special Distribution.
In connection with our conversion to a REIT effective January 1, 2015, we began paying quarterly dividends in 2015. On each of February 19, 2015, May 7, 2015, July 29, 2015 and October 28, 2015, our Board of Directors declared a quarterly cash dividend of $1.69 per share. For additional information, see “Dividends” in Note 11 of our Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
In September 2015, our Board of Directors declared a special distribution of $627.0 million, or approximately $10.95 per share (the “2015 Special Distribution”), to our common stockholders. The 2015 Special Distribution represented an amount that included the sum of: (1) foreign earnings and profits repatriated as dividend income in 2015; (2) taxable income in 2015 from depreciation recapture in respect of accounting method changes commenced in our pre-REIT period; and (3) certain other items of taxable income.
The 2015 Special Distribution was paid on November 10, 2015 to our common stockholders of record as of the close of business on October 8, 2015. Common stockholders had the option to elect to receive payment of the 2015 Special Distribution in the form of stock or cash, with the total cash payment to all stockholders limited to no more than 20% of the total distribution. The number of shares distributed was determined based upon common stockholder elections and the average closing price of our common stock on the three trading days commencing on November 3, 2015 or $297.03 per share. As such, we issued 1.7 million shares of our common stock and paid $125.5 million in connection with the 2015 Special Distribution.
During the year ended December 31, 2015, we did not issue or sell any securities on an unregistered basis.

Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on Equinix’s common stock between December 31, 2010 and December 31, 2015 with the cumulative total return of (i) the S&P 500 Index, (ii) the NASDAQ Composite Index, (iii) the NASDAQ Telecommunications Index and (iv) the FTSE NAREIT All REITs Index. The graph assumes the investment of $100.00 on December 31, 2010 in Equinix’s common stock and in each index, and assumes the reinvestment of dividends, if any. Equinix converted to a REIT effective January 1, 2015 and thus intends to compare the total stockholder return on Equinix’s common stock to the cumulative total return of the FTSE NAREIT All REITs Index instead of that of the NASDAQ Telecommunications index in future filings.
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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

ITEM 6.    SELECTED FINANCIAL DATA
The following consolidated statement of operations data for the five years ended December 31, 2015 and the consolidated balance sheet data as of December 31, 2015, 2014, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements and the related notes. Our historical results are not necessarily indicative of the results to be expected for future periods. The following selected consolidated financial data for the three years ended December 31, 2015 and as of December 31, 2015 and 2014, should be read in conjunction with our audited consolidated financial statements and the related notes in Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K. In addition, we completed an acquisition of Nimbo Technologies Inc. in January 2015 and Bit-isle, Inc. in November 2015, an acquisition of an approximate 53% controlling equity interest in ALOG Data Centers do Brasil S.A. (“ALOG”) in April 2011 and the remaining outstanding shares of ALOG in July 2014, acquisitions of the Frankfurt Kleyer 90 carrier hotel in October 2013, a Dubai IBX data center in November 2012, and acquisitions of Asia Tone Limited and ancotel GmbH in July 2012. We also sold 16 of our IBX data centers located throughout the U.S. in November 2012. For further information on our acquisitions during the three years ended December 31, 2015, refer to Note 2 of our Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

	Years ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands, except per share data)
Revenues	$2,725,867	$2,443,776	$2,152,766	$1,887,376	$1,565,625
Costs and operating expenses:
Cost of revenues	1,291,506	1,197,885	1,064,403	944,617	829,024
Sales and marketing	332,012	296,103	246,623	202,914	158,347
General and administrative	493,284	438,016	374,790	328,266	265,554
Restructuring charges (reversals)	—	—	(4,837)	—	3,481
Impairment charges	—	—	—	9,861	—
Acquisition costs	41,723	2,506	10,855	8,822	3,297
Total costs and operating expenses	2,158,525	1,934,510	1,691,834	1,494,480	1,259,703
Income from operations	567,342	509,266	460,932	392,896	305,922
Interest income	3,581	2,891	3,387	3,466	2,280
Interest expense	(299,055)	(270,553)	(248,792)	(200,328)	(181,303)
Other income (expense)	(60,581)	119	5,253	(2,208)	2,821
Loss on debt extinguishment	(289)	(156,990)	(108,501)	(5,204)	—
Income from operations before income taxes	210,998	84,733	112,279	188,622	129,720
Income tax expense (1)	(23,224)	(345,459)	(16,156)	(58,564)	(37,347)
Net income (loss) from continuing operations	187,774	(260,726)	96,123	130,058	92,373
Net income from discontinued operations, net of tax	—	—	—	13,086	1,009
Net income (loss)	187,774	(260,726)	96,123	143,144	93,382
Net (income) loss attributable to redeemable non-controlling interests	—	1,179	(1,438)	(3,116)	1,394
Net income attributable to Equinix	$187,774	$(259,547)	$94,685	$140,028	$94,776

Earnings per share ("EPS") attributable to Equinix:
Basic EPS from continuing operations	$3.25	$(4.96)	$1.92	$2.65	$1.75
Basic EPS from discontinued operations	—	—	—	0.27	0.02
Basic EPS	$3.25	$(4.96)	$1.92	$2.92	$1.77
Weighted-average shares	57,790	52,359	49,438	48,004	46,956
Diluted EPS from continuing operations	$3.21	$(4.96)	$1.89	$2.58	$1.72
Diluted EPS from discontinued operations	—	—	—	$0.25	$0.02
Diluted EPS	$3.21	$(4.96)	$1.89	$2.83	$1.74
Weighted-average shares	58,483	52,359	50,116	51,816	47,898
_________________________

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

	Years ended December 31,
	2015	2014	2013	2012	2011
Other financial data: (1)	(dollars in thousands)
Net cash provided by operating activities	$894,793	$689,420	$604,608	$632,026	$587,320
Net cash used in investing activities	(1,134,927)	(435,839)	(1,169,313)	(442,873)	(1,499,155)
Net cash provided by (used in) financing activities	1,873,182	107,401	574,907	(222,721)	748,728
_________________________

(1)
For a discussion of our primary non-GAAP financial metrics, see our non-GAAP financial measures discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

	As of December 31,
	2015	2014	2013	2012	2011
		(dollars in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term and long-term investments	$2,246,297	$1,140,751	$1,030,092	$546,524	$1,076,345
Accounts receivable, net	291,964	262,570	184,840	163,840	139,057
Property, plant and equipment, net	5,606,436	4,998,270	4,591,650	3,915,738	3,223,841
Total assets (1)	10,356,695	7,781,978	7,457,039	6,105,507	5,753,328
Capital lease and other financing obligations, excluding current portion	1,287,139	1,168,042	914,032	545,853	390,269
Mortgage and loans payable, excluding current portion (1)	472,769	532,809	197,172	186,287	168,795
Senior notes (1)	3,804,634	2,717,046	2,220,911	1,478,482	1,475,220
Convertible debt, excluding current portion (1)	—	145,229	720,499	702,469	685,593
Redeemable non-controlling interests	—	—	123,902	84,178	67,601
Total stockholders' equity	2,745,386	2,270,131	2,459,064	2,313,441	1,936,151
_________________________

(1)
The company adopted ASU 2015-03 during the year ended December 31, 2015. As a result, debt issuance costs of $35,455, $35,320, $30,290, and $33,956 were reclassified from other assets to debt as of December 31, 2014, 2013, 2012, and 2011, respectively.

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
In December 2015, as more fully described in Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we issued $1.1 billion aggregate principal amount of 5.875% senior notes due January 15, 2026 (the “2026 Senior Notes”).
In December 2015, as more fully described in Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we entered into the second amendment (the “Second Amendment”) to our Senior Credit Facility. Pursuant to the Second Amendment, our revolving credit facility was increased by $500.0 million to $1.5 billion and we received commitments for an additional $250.0 million seven-year term loan facility and for an additional £300.0 million, or approximately $442.0 million in U.S. dollars at the exchange rate in effect on December 31, 2015, seven-year term loan (collectively, the “Term Loan B Commitments”). We borrowed the full amount of the Term Loan B Commitments in January 2016.
In November 2015, as more fully described in Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we issued and sold 2,994,792 shares of our common stock in a public offering. We received net proceeds of approximately $829.5 million, after deducting underwriting discounts, commissions and offering expenses.
We intend to use the net proceeds we received from the sale of our 2026 Senior Notes and from the sale of our common stock, as well as the net proceeds we received in January 2016 from our Term Loan B Commitments, for both merger and acquisition activities and general corporate purposes.
In November 2015, as more fully described in Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we completed our acquisition of Tokyo-based Bit-isle Inc. (“Bit-isle”) valued at ¥33.2 billion or approximately $275.4 million U.S. dollars.
In connection with our acquisition of Bit-isle, as more fully described in Note 9 of Notes to Consolidated Financial Statements, in September 2015 we entered into a term loan agreement (the “Bridge Term Loan Agreement”) with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”). BTMU has committed to provide a senior bridge loan facility (the “Bridge Term Loan”) in the amount of up to ¥47.5 billion, or approximately $395.2 million at the exchange rate in effect on December 31, 2015. Proceeds from the Bridge Term Loan are to be used exclusively for the acquisition of Bit-isle, the repayment of Bit-isle’s existing debt and transaction costs incurred in connection with the closing of the Bridge Term Loan and the acquisition of Bit-isle. We borrowed ¥46.5 billion, or approximately $386.5 million in U.S. dollars at the exchange rate in effect on December 31, 2015, under the Bridge Term Loan in the fourth quarter of 2015. We intend to obtain permanent financing to replace and terminate the Bridge Term Loan in 2016.

In May 2015, as more fully described in Note 2 and Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we announced an offer for the entire issued and to be issued share capital of TelecityGroup, valued at approximately £2.4 billion, or $3.8 billion in U.S. dollars. The transaction closed in January 2016. The total consideration consisted of $1.7 billion in cash and 6.9 million shares of our common stock, valued at $2.1 billion. In connection with the transaction, we also entered into a bridge credit agreement (the "Bridge Loan") with J.P. Morgan Chase Bank, N.A. (“JPMCB”) as the initial lender and as administrative agent for the lenders (the “Lenders”), for a principal amount of £875.0 million; or approximately $1.3 billion. The Bridge Loan was dedicated solely for the acquisition of TelecityGroup and to satisfy funds certain requirements under UK takeover code. We terminated the Bridge Loan in January 2016.
In May 2015, we received a favorable response to the PLR request we had submitted to the IRS in connection with our conversion to a REIT for federal income tax purposes effective for the taxable year commencing January 1, 2015.
In April 2015, as more fully described in Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we entered into the first amendment (the “First Amendment”) of our credit agreement dated December 17, 2014 (the “Senior Credit Facility”). The amendment allowed for the conversion of the outstanding U.S. dollar-denominated principal amount of the term loan facility to an approximately equivalent amount denominated in four foreign currencies.  In connection with the execution of the amendment, on April 30, 2015, we repaid the U.S. dollar-denominated $490.0 million remaining principal balance of the term loan facility and immediately re-borrowed under the term loan facility the aggregate principal amount of CHF 47.8 million, €184.9 million, £92.6 million and ¥11.9 million, or approximately $490.0 million in U.S dollars in total.
Overview
Equinix provides global data center offerings that protect and connect the world’s most valued information assets. Global enterprises, financial services companies and content and network service providers rely upon Equinix’s leading insight and data centers in 33 markets around the world for the safekeeping of their critical IT equipment and the ability to directly connect to the networks that enable today’s information-driven economy. Equinix offers the following solutions: (i) premium data center colocation, (ii) interconnection and (iii) exchange and outsourced IT infrastructure services. As of December 31, 2015, we operated or had partner International Business Exchange (“IBX”) data centers in the Atlanta, Boston, Chicago, Dallas, Denver, Los Angeles, Miami, New York, Philadelphia, Rio de Janeiro, Sao Paulo, Seattle, Silicon Valley, Toronto and Washington, D.C. metro areas in the Americas region; France, Germany, Italy, the Netherlands, Switzerland, the United Arab Emirates and the United Kingdom in the Europe, Middle East and Africa (“EMEA”) region; and Australia, China, Hong Kong, Indonesia, Japan and Singapore in the Asia-Pacific region.

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

Historically, our market has been served by large telecommunications carriers who have bundled telecommunications products and services with their colocation offerings. The data center market landscape has evolved to include cloud computing/utility providers, application hosting providers and systems integrators, managed infrastructure hosting providers and colocation providers. More than 350 companies provide data center solutions in the U.S. alone. Each of these data center solutions providers can bundle various colocation, interconnection and network offerings, and outsourced IT infrastructure services. We are able to offer our customers a global platform that reaches 21 countries with proven operational reliability, improved application performance and network choice, and a highly scalable set of offerings.

Our utilization rate represents the percentage of our cabinet space billing versus net sellable cabinet space available, taking into account power limitations. Our utilization rate was approximately 81% and 78% as of December 31, 2015 and December 31, 2014, respectively. However, excluding the impact of IBX data center expansion projects that have opened during the last 12 months, our utilization rate would be approximately 85% as of December 31, 2015. Our utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.

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

Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during any given quarter of the past three years, more than half of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. Our largest customer accounted for approximately 3% of our recurring revenues for the period ended December 31, 2015 and 2% of our recurring revenues for the periods ended December 31, 2014 and 2013. Our 50 largest customers accounted for approximately 34%, 36% and 35% of our recurring revenues for the years ended December 31, 2015, 2014 and 2013.

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
Real Estate Investment Trust Conversion
We began operating as a REIT for federal income tax purposes effective January 1, 2015. In May 2015, we received a favorable PLR from the IRS in connection with our conversion to a REIT. As of December 31, 2015, our REIT structure includes all of our data center operations in the U.S., Canada, Europe and the historical data center operations in Japan. Our data center operations in other jurisdictions, as well as the data center operations acquired in the Bit-isle Acquisition, have initially been designated as TRSs.
As a REIT, we generally are permitted to deduct from federal taxable income the dividends we pay to our stockholders (including, for this purpose, the value of any deemed distribution on account of adjustments to the conversion rate relating to our outstanding debt securities that are convertible into our common stock). The income represented by such dividends is not subject to federal taxation at the entity level but is taxed, if at all, at the stockholder level. Nevertheless, the income of our TRSs which hold our U.S. operations that may not be REIT-compliant, are subject, as applicable, to federal and state corporate income tax. Likewise, our foreign subsidiaries continue to be subject to foreign income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRSs or through QRSs. We are also subject to a separate corporate income tax on gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a present or former C corporation (such as (i) an asset that we held as of the effective date of our REIT election, that is, January 1, 2015 or (ii) an asset that we hold in a QRS following the liquidation or other conversion of a former TRS). This built-in-gains tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset (e.g., January 1, 2015 in the case of REIT assets we held at the time of our REIT conversion), to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset. If we fail to qualify for taxation as a REIT, we will be subject to federal income tax at regular corporate rates. Even if we remain qualified for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRSs' operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules and some may not follow them at all.
We incurred a total of approximately $364.0 million in tax liabilities associated with a change in our methods of depreciating and amortizing various data center assets for tax purposes from our prior methods to methods that are more consistent with the characterization of such assets as real property for REIT purposes. These liabilities were generally payable over a four-year period starting in 2012.

On September 28, 2015, we announced the declaration by our Board of Directors of a special distribution (the “2015 Special Distribution”) of $627.0 million on our shares of common stock, payable in either common stock or cash to, and at the election of, our stockholders of record as of October 8, 2015 (the “Record Date”). The 2015 Special Distribution included: (1) foreign earnings and profits repatriated as dividend income recognized in 2015; (2) taxable income in 2015 from depreciation recapture in respect of accounting method changes commenced in our pre-REIT period; and (3) certain other items of taxable income. The 2015 Special Distribution was paid on November 10, 2015 to our common stockholders of record as of the close of business on October 8, 2015 in the form of an aggregate of approximately $125.5 million in cash and 1.69 million shares of our common stock.

The 2015 Special Distribution followed an initial special distribution of $416.0 million paid in cash and common stock to stockholders in November 2014.
In connection with our conversion to a REIT effective January 1, 2015, we also paid quarterly cash dividends of $1.69 per share on each of March 25, 2015, June 17, 2015, September 16, 2015, and December 16, 2015. The amount of the 2015 Special Distribution, plus the amount of all of our other distributions during 2015 and the value of the deemed distributions on account of the adjustments to the conversion rate relating to our outstanding 4.75% convertible subordinated notes that were made as a result of all our 2015 distributions, equaled or exceeded the taxable income that we recognized in 2015.
We have initially designated all the legal entities acquired in the Bit-isle acquisition as taxable REIT subsidiaries (“TRSs”), which we believe will not impact our qualification for taxation as a REIT. We plan to integrate the data center business of Bit-isle into our REIT structure by the end of 2016.
We will initially designate all the legal entities acquired in the TelecityGroup acquisition as taxable REIT subsidiaries (“TRSs”), which we believe will not impact our qualification for taxation as a REIT. We plan to integrate a significant portion of the TelecityGroup businesses into our REIT structure by the end of 2016 and to complete almost all remaining REIT integration efforts in the first half of 2017.
We continue to monitor our REIT compliance to maintain our qualification for taxation as a REIT. For this, and other reasons, as necessary, we may convert certain of our data center operations in additional countries into the REIT in future periods.
Results of Operations
Our results of operations for the year ended December 31, 2015 include the results of operations of the Nimbo and Bit-isle acquisitions from January 15, 2015 and November 2, 2015 respectively. Our results of operations for the year ended December 31, 2013 include the operations of Frankfurt Kleyer 90 carrier hotel acquisition from October 1, 2013.
Years Ended December 31, 2015 and 2014
Revenues.    Our revenues for the years ended December 31, 2015 and 2014 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2015	%	2014	%	Actual	Constant currency
Americas:
Recurring revenues	$1,432,084	52%	$1,311,518	54%	9%	12%
Non-recurring revenues	80,451	3%	64,585	3%	25%	25%
	1,512,535	55%	1,376,103	57%	10%	13%
EMEA:
Recurring revenues	651,778	24%	598,953	24%	9%	23%
Non-recurring revenues	47,029	2%	38,312	1%	23%	41%
	698,807	26%	637,265	25%	10%	24%
Asia-Pacific:
Recurring revenues	485,279	18%	407,319	17%	19%	31%
Non-recurring revenues	29,246	1%	23,089	1%	27%	39%
	514,525	19%	430,408	18%	20%	31%
Total:
Recurring revenues	2,569,141	94%	2,317,790	95%	11%	18%
Non-recurring revenues	156,726	6%	125,986	5%	24%	32%
	$2,725,867	100%	$2,443,776	100%	12%	19%

Americas Revenues. During the years ended December 31, 2015 and 2014, our revenues from the United States, the largest revenue contributor in the Americas region for the periods, represented approximately 93% and 91%, respectively, of the regional revenues. Growth in Americas revenues was primarily due to (i) $44.5 million of revenue generated from our recently-opened IBX data centers and IBX data center expansions in the Dallas, New York, Rio de Janeiro, Silicon Valley, Toronto and Washington DC metro areas and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our utilization rate, as discussed above, in both our new and existing IBX data centers.. During the year ended December 31, 2015, currency fluctuations resulted in approximately $37.7 million of unfavorable foreign currency impact on our Americas revenues primarily due to the generally stronger U.S. dollar relative to the Brazilian real and Canadian dollar during the year ended December 31, 2015 compared to the year ended December 31, 2014. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data centers and additional IBX data center expansions currently taking place in the Atlanta, Sao Paulo and Washington, D.C. metro areas, which are expected to open during 2016 and 2017. Our estimates of future revenue growth also take into account expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.
EMEA Revenues.  During the years ended December 31, 2015 and 2014, our revenues from the United Kingdom, the largest revenue contributor in the EMEA region for the periods, represented approximately 37% and 36%, respectively, of the regional revenues. Our EMEA revenue growth was due to (i) $23.6 million of revenue generated from our recently-opened IBX data centers and IBX data center expansions in the Amsterdam, Frankfurt, London, and Paris metro areas and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our utilization rate, as discussed above, in both our new and existing IBX data centers. During the year ended December 31, 2015, currency fluctuations resulted in approximately $94.1 million of net unfavorable foreign currency impact on our EMEA revenues primarily due to the generally stronger U.S. dollar relative to the British pound and Euro during the year ended December 31, 2015 compared to the year ended December 31, 2014. We expect that our EMEA revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX data centers and additional IBX data center expansions currently taking place in the Amsterdam, Frankfurt and London metro areas, which are expected to open during 2016 and 2017, and as a result of our acquisition of TelecityGroup, which closed in January 2016. Our estimates of future revenue growth also take into account expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers' contracts.
Asia-Pacific Revenues.  Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 37% and 38% of the regional revenues for the years ended December 31, 2015 and 2014. Our Asia-Pacific revenue growth was due to (i) $58.8 million of revenue generated from our recently-opened IBX data centers and IBX data center expansions in the Hong Kong, Melbourne, Shanghai, Singapore and Tokyo metro areas and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our utilization rate, as discussed above, in both our new and existing IBX data centers. In addition, our Asia-Pacific revenues for the year ended December 31, 2015 included $21.6 million of revenue attributable to our acquisition of Bit-isle, which closed on November 2, 2015. During the year ended December 31, 2015, currency fluctuations resulted in approximately $46.4 million of net unfavorable foreign currency impact on our Asia-Pacific revenues primarily due to the generally stronger U.S. dollar relative to the Australian dollar, Japanese yen and Singapore dollar during the year ended December 31, 2015 compared to the year ended December 31, 2014. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX data center expansions and additional expansions currently taking place in the Hong Kong, Sydney, and Tokyo metro areas, which are expected to open during 2016 and 2017, and as a result of our acquisition of Bit-isle. Our estimates of future revenue growth also take into account expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.

Cost of Revenues.  Our cost of revenues for the years ended December 31, 2015 and 2014 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2015	%	2014	%	Actual	Constant currency
Americas	$637,604	49%	$605,184	51%	5%	10%
EMEA	350,270	27%	337,095	28%	4%	19%
Asia-Pacific	303,632	24%	255,606	21%	19%	30%
Total	$1,291,506	100%	$1,197,885	100%	8%	17%

	Years ended
	December 31,
	2015	2014
Cost of revenues as a percentage of revenues:
Americas	42%	44%
EMEA	50%	53%
Asia-Pacific	59%	59%
Total	47%	49%
Americas Cost of Revenues. Our Americas cost of revenues for the years ended December 31, 2015 and 2014 included $219.1 million and $218.4 million, respectively, of depreciation expense. The increase in our Americas cost of revenues was primarily due to (i) $17.4 million of higher office expense, utilities, and repair and maintenance costs in support of our business growth, (ii) $7.3 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (1,032 employees included in Americas cost of revenues as of December 31, 2015 versus 941 as of December 31, 2014), (iii) $3.9 million of higher costs associated with equipment resales to support the growth of non-recurring revenues and (iv) $3.5 million of higher property and real property tax expenses primarily due to our newly-opened IBX data centers during the year ended December 31, 2015, partially offset by $2.6 million of lower rent and facility costs primarily as a result of certain leases being accounted for as capital leases rather than as operating leases. During the year ended December 31, 2015, currency fluctuations resulted in approximately $29.6 million of net favorable foreign currency impact on our Americas cost of revenues primarily due to the generally stronger U.S. dollar relative to the Brazilian real and Canadian dollar during the year ended December 31, 2015 compared to the year ended December 31, 2014. We expect Americas cost of revenues to increase as we continue to grow our business.
EMEA Cost of Revenues. EMEA cost of revenues included $97.8 million of depreciation expense for the years ended December 31, 2015 and 2014. The increase in our EMEA cost of revenues was primarily due to $3.4 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (541 employees included in EMEA cost of revenues as of December 31, 2015 versus 473 as of December 31, 2014), and $13.2 million of higher costs associated with equipment resales, bandwidth and other customer services in support of our non-recurring revenues growth as well as an increase in net losses related to cash flow derivatives. These increases were partially offset by $5.0 million of lower rent, facilities and utilities expenses and $2.7 million of lower consulting costs. During the year ended December 31, 2015, the impact of foreign currency fluctuations resulted in approximately $50.8 million of net favorable foreign currency impact on our EMEA cost of revenues primarily due to the generally stronger U.S. dollar relative to the British pound and Euro during the year ended December 31, 2015 compared to the year ended December 31, 2014. We expect EMEA cost of revenues to increase as we continue to grow our business and as a result of our acquisition of TelecityGroup, which closed in January 2016.
Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the year ended December 31, 2015 included $17.4 million of cost of revenues attributable to our acquisition of Bit-isle, which closed in November 2015. Excluding cost of revenues attributable to Bit-isle, Asia-Pacific cost of revenues for the year ended December 31, 2015 was $286.2 million compared to $255.6 for the year ended December 31, 2014. Depreciation expense, excluding Bit-isle, was $116.9 million and $101.4 million for the years ended December 31, 2015 and 2014, respectively. Growth in depreciation expense was primarily due to our IBX data center expansion activity. In addition to the increase in depreciation expense, the increase in Asia-Pacific cost of revenues, excluding cost of revenues attributable to Bit-isle, was primarily due to $9.9 million in higher consulting costs, utility costs, repairs and maintenance costs and rent and facility costs in support of our revenue growth as well as $2.8 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (390 employees included in Asia-Pacific cost of revenues, excluding Bit-isle employees, as of December 31, 2015 versus 342 as of December 31, 2014). During the year ended December 31, 2015, currency fluctuations resulted in approximately $24.7 million of net favorable foreign currency impact on our Asia-Pacific cost of revenues primarily due to the generally stronger U.S. dollar relative to the Australian dollar, Japanese yen and Singapore dollar during the year ended December 31, 2015 compared to the year ended December 31, 2014. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business and as a result of our acquisition of Bit-isle.
Sales and Marketing Expenses. Our sales and marketing expenses for the years ended December 31, 2015 and 2014 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2015	%	2014	%	Actual	Constant currency
Americas	$208,310	63%	$172,264	58%	21%	24%
EMEA	71,871	22%	79,890	27%	(10)%	0%
Asia-Pacific	51,831	15%	43,949	15%	18%	27%
Total	$332,012	100%	$296,103	100%	12%	18%

	Years ended
	December 31,
	2015	2014
Sales and marketing expenses as a percentage of revenues:
Americas	14%	13%
EMEA	10%	13%
Asia-Pacific	10%	10%
Total	12%	12%
Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to (i) $26.5 million of higher compensation costs, including sales compensation, general salaries, bonuses, commission and stock-based compensation as a result of business and headcount growth (497 Americas sales and marketing employees as of December 31, 2015 versus 450 as of December 31, 2014) and (ii) $8.6 million of higher travel, consulting and advertising and promotion costs in support of our business growth. During the year ended December 31, 2015, currency fluctuations resulted in approximately $4.7 million of net favorable foreign currency impact on our Americas sales and marketing expenses primarily due to the generally stronger U.S. dollar relative to the Brazilian real and Canadian dollar during the year ended December 31, 2015 compared to the year ended December 31, 2014. Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts. Although we anticipate that we will continue to invest in Americas sales and marketing initiatives, we believe our Americas sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year or two but should ultimately decrease as we continue to grow our business.
EMEA Sales and Marketing Expenses. The decrease in our EMEA sales and marketing expenses was primarily due to $4.5 million of lower professional fees primarily due to the termination of certain contracts during 2014. During the year ended December 31, 2015, the impact of foreign currency fluctuations resulted in approximately $8.3 million of net favorable foreign currency impact on our EMEA sales and marketing expenses primarily due to the generally stronger U.S. dollar relative to the British pound and Euro compared to the year ended December 31, 2014. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our EMEA sales and marketing expenses as a percentage of revenues have increased. We expect our EMEA sales and marketing expenses to further increase as a result of the TelecityGroup acquisition. Although we anticipate that we will continue to invest in EMEA sales and marketing initiatives, including the integration of TelecityGroup, we believe our EMEA sales and marketing expenses as a percentage of revenues will ultimately decrease as we continue to grow our business beyond 2016.

Asia-Pacific Sales and Marketing Expenses. Asia-Pacific sales and marketing expenses for the year ended December 31, 2015 included $2.2 million of sales and marketing expenses attributable to our acquisition of Bit-isle, which closed in November 2015. Excluding Bit-isle, Asia-Pacific sales and marketing expenses were $49.6 million for the year ended December 31, 2015 compared to $43.9 million for the year ended December 31, 2014. The increase in our Asia-Pacific sales and marketing expenses, excluding Bit-isle, was primarily due to $3.6 million of higher compensation costs, including sales compensation, general salaries, bonuses, commission and stock-based compensation as a result of business and headcount growth (183 Asia-Pacific sales and marketing employees, excluding Bit-isle employees, versus 155 as of December 31, 2014). During the year ended December 31, 2015, the impact of foreign currency fluctuations resulted in approximately $3.6 million of net favorable impact on our Asia-Pacific sales and marketing expenses primarily due to a generally stronger U.S. dollar relative to the Australian dollar, Japanese yen and Singapore dollar during the year ended December 31, 2015 compared to the year ended December 31, 2014. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Asia-Pacific sales and marketing expenses have increased. We expect our APAC sales and marketing expenses to further increase as a result of the Bit-Isle acquisition. Although we anticipate that we will continue to invest in Asia-Pacific sales and marketing initiatives, including the integration of Bit-isle, we believe our Asia-Pacific sales and marketing expenses as a percentage of revenues will ultimately decrease as we continue to grow our business.
General and Administrative Expenses. Our general and administrative expenses for the years ended December 31, 2015 and 2014 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2015	%	2014	%	Actual	Constant currency
Americas	$347,421	70%	$315,533	72%	10%	11%
EMEA	92,803	19%	79,942	18%	16%	26%
Asia-Pacific	53,060	11%	42,541	10%	25%	35%
Total	$493,284	100%	$438,016	100%	13%	16%

	Years ended
	December 31,
	2015	2014
General and Administrative expenses as a percentage of revenues:
Americas	23%	23%
EMEA	13%	13%
Asia-Pacific	10%	10%
Total	18%	18%

Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $15.0 million of higher compensation costs, including general salaries, bonuses and stock-based compensation as a result of headcount growth (800 Americas general and administrative employees as of December 31, 2015 versus 731 as of December 31, 2014), (ii) $17.0 million of higher depreciation expenses primarily associated with the implementation of the Oracle R12 ERP system and certain systems to support the REIT conversion and (iii) $10.9 million of higher office expenses, travel, entertainment, and rent and facility costs, in support of our business growth, partially offset by an $11.3 million reduction in professional fees related to our REIT conversion as compared to those incurred during the year ended December 31, 2014. During the year ended December 31, 2015, currency fluctuations resulted in approximately $3.2 million of net favorable foreign currency impact on our Americas general and administrative expenses primarily due to the generally stronger U.S. dollar relative to the Brazilian real and Canadian dollar during the year ended December 31, 2015 compared to the year ended December 31, 2014. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments into improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. Going forward, although we are carefully monitoring our spending, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including these investments in our back office systems and maintaining our REIT qualification.
EMEA General and Administrative Expenses. The increase in our EMEA general and administrative expenses was primarily due to (i) approximately $4.2 million of higher compensation costs, including general salaries, bonuses and stock-based compensation as a result of headcount growth (420 EMEA general and administrative employees as of December 31, 2015 versus 353 as of December 31, 2014), (ii) $4.3 million of higher depreciation expenses due to implementation of the Oracle R12 ERP system and certain systems to support the REIT conversion and (iii) $2.8 million of higher consulting costs primarily due to integration efforts in connection with our acquisition of TelecityGroup as well as an increase in net losses related to cash flow hedging derivatives. During the year ended December 31, 2015, the impact of foreign currency fluctuations resulted in approximately $7.8 million of net favorable foreign currency impact on our EMEA general and administrative expenses primarily due to the generally stronger U.S. dollar relative to the British pound and Euro during the year ended December 31, 2015 compared to the year ended December 31, 2014. Going forward, although we are carefully monitoring our spending, we expect our EMEA general and administrative expenses to increase in future periods as a result of our acquisition of TelecityGroup and as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.
Asia-Pacific General and Administrative Expenses. Asia-Pacific general and administrative expenses for the year ended December 31, 2015 included $5.8 million of general and administrative expenses attributable to our acquisition of Bit-isle, which closed on November 2, 2015. Excluding general and administrative expenses attributable to Bit-isle, Asia-Pacific general and administrative expenses for the year ended December 31, 2015 were $47.3 million compared to $42.5 million for the year ended December 31, 2014. Excluding general and administrative expenses attributable to Bit-isle, the increase in our Asia-Pacific general and administrative expenses was primarily due to a $2.2 million increase in consulting costs, legal fees and other costs for tax-related matters as well as higher compensation costs, including general salaries, bonuses and stock-based compensation as a result of headcount growth (266 Asia-Pacific general and administrative employees, excluding Bit-isle employees, as of December 31, 2015 versus 224 as of December 31, 2014). During the year ended December 31, 2015, the impact of foreign currency fluctuations resulted in approximately $3.4 million of net favorable impact on our Asia-Pacific general and administrative expenses primarily due to a generally stronger U.S. dollar relative to the Australian dollar, Japanese yen and Singapore dollar compared to the year ended December 31, 2014. Going forward, although we are carefully monitoring our spending, we expect Asia-Pacific general and administrative expenses to increase as a result of our acquisition of Bit-isle and as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.
Acquisition Costs.  During the year ended December 31, 2015, we recorded acquisition costs totaling $41.7 million primarily attributed to the EMEA region, and to a lesser degree, to the Asia-Pacific region. During the year ended December 31, 2014, we recorded acquisition costs totaling $2.5 million primarily attributed to the EMEA region.
Income from Operations. Our income from operations for the years ended December 31, 2015 and 2014 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2015	%	2014	%	Actual	Constant currency
Americas	$324,458	57%	$282,219	56%	15%	15%
EMEA	145,527	26%	138,685	27%	5%	23%
Asia-Pacific	97,357	17%	88,362	17%	10%	24%
Total	$567,342	100%	$509,266	100%	11%	19%
Americas Income from Operations. The increase in our Americas income from operations was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above, partially offset by higher operating expenses as a percentage of revenues primarily attributable to higher compensation and other headcount related expenses to support our growth.
EMEA Income from Operations. The increase in our EMEA income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above. During the year ended December 31, 2015, currency fluctuations resulted in approximately $25.6 million of net unfavorable foreign currency impact on our EMEA income from operations primarily due to the generally stronger U.S. dollar relative to the British pounds and Euro during the year ended December 31, 2015 compared to the year ended December 31, 2014.
Asia-Pacific Income from Operations. The increase in our Asia-Pacific income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above, partially offset by higher operating expenses as a percentage of revenues primarily attributable to higher compensation and other headcount related expenses and higher professional fees to support our growth. During the year ended December 31, 2015, currency fluctuations resulted in approximately $17.5 million of net unfavorable foreign currency impact on our Asia-Pacific income from operations primarily due to the generally stronger U.S. dollar relative to the Australian dollar, Japanese yen and Singapore dollar during the year ended December 31, 2015 compared to the year ended December 31, 2014.
Interest Income. Interest income was $3.6 million and $2.9 million for the years ended December 31, 2015 and 2014, respectively. The average yield for the year ended December 31, 2015 was 0.38% versus 0.33% for the year ended December 31, 2014. We expect our interest income to remain at these low levels for the foreseeable future due to the impact of a continued low interest rate environment and a portfolio more weighted towards short-term securities and U.S. government securities in order to satisfy REIT compliance requirements.
Interest Expense.  Interest expense increased to $299.1 million for the year ended December 31, 2015 from $270.6 million for the year ended December 31, 2014. This increase in interest expense was primarily due to the full impact recognized for the year ended December 31, 2015 of our $1.25 billion of senior notes issued in November 2014, the $0.5 billion Term loan A we borrowed in December 2014 under our senior credit facility and $18 million of higher interest expense from various capital lease and other financing obligations to support our expansion projects, which was partially offset by the redemption of our 7.00% senior notes in December 2014, the settlement of the 3.00% convertible notes and the partial redemption of the 4.75% convertible notes in June 2014. During the years ended December 31, 2015 and 2014, we capitalized $10.9 million and $19.0 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we recognize the full impact of our $1.1 billion of senior notes issued in December 2015 and the full impact of financing our acquisition of Bit-isle as well as the impact of approximately $0.7 billion of borrowings under our Term loan B commitments under our senior credit facility that we completed in January 2016. We may also incur additional indebtedness to support our growth, resulting in higher interest expense.
Other Income (Expense). We recorded net expense of $60.6 million and net income of $0.1 million for the years December 31, 2015 and 2014, respectively, primarily due to foreign currency exchange gains and losses during the periods. The expense recorded in 2015 is primarily attributed to foreign currency losses to fund the TelecityGroup acquisition purchase price.
Loss on Debt Extinguishment. During the year ended December 31, 2015, we recorded a $0.3 million loss on debt extinguishment which was attributable to partial conversions of our 4.75% convertible subordinated notes in December 2015. During the year ended December 31, 2014, we recorded a $157.0 million loss on debt extinguishment, of which $51.2 million was attributable to the exchanges of the 3.00% convertible subordinated notes and 4.75% convertible subordinated notes, $103.3 million was attributable to the redemption of our $750.0 million 7.00% senior notes and $2.5 million was attributable to the prepayment and termination of our $750.0 million multicurrency credit facility. For additional information, see “Loss on Debt Extinguishment” in Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
Income Taxes. Effective January 1, 2015, we have operated as a REIT for federal income tax purposes. As a REIT, we are generally not subject to U.S. income taxes on taxable income distributed to our stockholders. We distributed the entire taxable income generated by the operations of our REIT and its QRSs for the tax year ending December 31, 2015. As such, no provision for U.S. federal income taxes for the REIT and its QRSs has been included in the accompanying consolidated financial statements for the year ended December 31, 2015.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as a QRS or TRS were accrued, as necessary, for the year ended December 31, 2015.
For the years ended December 31, 2015 and 2014, we recorded $23.2 million and $345.5 million of income tax expenses, respectively. We recognized a significantly lower income tax provision in 2015 as compared to the income tax provision in 2014 primarily due to the de-recognition, in 2014, of the deferred tax assets and liabilities of our U.S. operations upon conversion to a REIT. As a REIT, we are entitled to a deduction for dividends paid, resulting in a substantial reduction of U.S. income tax expense. Substantially all of our income tax expense for 2015 is for foreign income taxes incurred by our foreign subsidiaries and U.S. income tax incurred by our U.S. TRSs.
The $345.5 million of income tax expense recorded during the year ended December 31, 2014 was primarily attributable to the statutory tax rate change due to our REIT conversion, which resulted in a $324.1 million domestic deferred tax assets write-off. In connection with the formal approval of our conversion to a REIT by our Board of Directors in December 2014, we reassessed, in the fourth quarter of 2014, the deferred tax assets and liabilities of our U.S. operations to be included in the REIT structure. The reevaluation resulted in de-recognizing the deferred tax assets and liabilities of our REIT’s U.S. operations, excluding the deferred tax liabilities associated with the depreciation and amortization recapture expected in 2015. The de-recognition of the deferred tax assets and liabilities of our REIT’s U.S. operations occurred because the expected recovery or settlement of the related assets and liabilities will not result in deductible or taxable amounts in any post-REIT conversion periods. The deferred tax assets and liabilities associated with our foreign operations, regardless of whether such foreign operations were part of the REIT conversion, are not subject to the de-recognition assessment. We generally do not expect our occasional sale of assets to result in a material tax liability.
Our effective tax rates were 11.0% and 407.7%, respectively, for the years ended December 31, 2015 and 2014. Our effective tax rate for the year ended December 31, 2014 was primarily due to tax expense attributable to the $324.1 million domestic deferred tax assets write-off as a result of our REIT conversion. Excluding this tax expense, our effective tax rate would have been 25.2% for the year ended December 31, 2014. Due to our REIT conversion, we are entitled to a deduction for dividends paid, which results in a substantial reduction of U.S income tax expense. As a REIT, substantially all of our income tax expense is the foreign income tax incurred by our foreign subsidiaries and the U.S. income tax expense incurred by our U.S. TRSs. Assuming no material changes to tax rules and regulations, as a REIT we expect our effective long-term world-wide cash tax rate to remain in the range of 10% to 15%.
We recorded excess income tax benefits of $30,000 and $18.6 million during the years ended December 31, 2015 and 2014, respectively, in our consolidated balance sheets.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the performance of our segments, measure the operational cash generating abilities of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations plus depreciation expense, amortization expense, accretion expense, stock-based compensation expense, restructuring charges, impairment charges and acquisition costs. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to income or loss from operations. Periodically, we enter into new lease agreements or amend existing lease agreements. To the extent we conclude that a lease is an operating lease, the rent expense may decrease our adjusted EBITDA whereas to the extent we conclude that a lease is a capital or financing lease, and this lease was previously reported as an operating lease, this outcome may increase our adjusted EBITDA. Our adjusted EBITDA for the years ended December 31, 2015 and 2014 was split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2015	%	2014	%	Actual	Constant currency
Americas	$698,604	55%	$635,007	57%	10%	12%
EMEA	318,561	25%	269,222	24%	18%	35%
Asia-Pacific	254,462	20%	209,662	19%	21%	34%
Total	$1,271,627	100%	$1,113,891	100%	14%	22%
Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above, partially offset by higher adjusted operating expenses as a percentage of revenues primarily attributable to higher compensation and other headcount related expenses to support our growth. During the year ended December 31, 2015, currency fluctuations resulted in approximately $12.2 million of net unfavorable foreign currency impact on our Americas adjusted EBITDA primarily due to the generally stronger U.S. dollar relative to the Brazilian real and Canadian dollar during the year ended December 31, 2015 compared to the year ended December 31, 2014.
EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above. During the year ended December 31, 2015, currency fluctuations resulted in approximately $45.4 million of net unfavorable foreign currency impact on our EMEA adjusted EBITDA primarily due to the generally stronger U.S. dollar relative to the British pounds and Euro during the year ended December 31, 2015 compared to the year ended December 31, 2014.
Asia-Pacific Adjusted EBITDA. The increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above, partially offset by higher adjusted operating expenses as percentages of revenues primarily attributable to higher compensation and other headcount related expenses and higher professional fees to support our growth. During the year ended December 31, 2015, currency fluctuations resulted in approximately $26.1 million of net unfavorable foreign currency impact on our Asia-Pacific adjusted EBITDA primarily due to the generally stronger U.S. dollar relative to the Australian dollar, Japanese yen and Singapore dollar during the year ended December 31, 2015 compared to the year ended December 31, 2014.

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
Americas Revenues. During the years ended December 31, 2014 and 2013, our revenues from the United States, the largest revenue contributor in the Americas region for the periods, represented approximately 91% of the regional revenues. Growth in Americas revenues was primarily due to (i) $38.3 million of revenue generated from our recently-opened IBX data centers and IBX data center expansions in the Atlanta, Chicago, Dallas, Miami, New York and Sao Paolo metro areas and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our utilization rate, as discussed above. During the year ended December 31, 2014, currency fluctuations resulted in approximately $22.1 million of unfavorable foreign currency impact on our Americas revenues primarily due to the generally stronger U.S. dollar relative to the Brazilian real and Canadian dollar during the year ended December 31, 2014 compared to the year ended December 31, 2013. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data centers and additional IBX data center expansions currently taking place in the Dallas, New York, Philadelphia, Rio de Janeiro, Seattle, Silicon Valley, Toronto and Washington, D.C. metro areas, which opened during 2015.
EMEA Revenues.  During the years ended December 31, 2014 and 2013, our revenues from the United Kingdom, the largest revenue contributor in the EMEA region for the periods, represented approximately 36% of the regional revenues. Our EMEA revenue growth was due to (i) $20.0 million of revenue generated from our recently-opened IBX data centers and IBX data center expansions in the Amsterdam and Frankfurt metro areas and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our utilization rate, as discussed above, in both our new and existing IBX data centers. During the year ended December 31, 2014, currency fluctuations resulted in approximately $11.1 million of favorable foreign currency impact on our EMEA revenues primarily due to the generally weaker U.S. dollar relative to the British pound, Euro and Swiss franc during the year ended December 31, 2014 compared to the year ended December 31, 2013. We expect that our EMEA revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX data centers and an additional IBX data center expansion currently taking place in the Amsterdam, Frankfurt, London and Paris metro areas, which opened during 2015.
Asia-Pacific Revenues.  Our revenues from Singapore, the largest revenue contributor in the Asia-Pacific region, represented approximately 38% and 36%, respectively, of the regional revenues for the years ended December 31, 2014 and 2013. Our Asia-Pacific revenue growth was due to (i) $53.4 million of revenue generated from our recently-opened IBX data centers and IBX data center expansions in the Hong Kong, Melbourne, Osaka, Singapore, Sydney and Tokyo metro areas and (ii) an increase in orders from both our existing customers and new customers during the period as reflected in the growth in our utilization rate, as discussed above, in both our new and existing IBX data centers. During the year ended December 31, 2014, currency fluctuations resulted in approximately $13.7 million of net unfavorable foreign currency impact on our Asia-Pacific revenues primarily due to the generally stronger U.S. dollar relative to the Australian dollar, Japanese yen and Singapore dollar during the year ended December 31, 2014 compared to the year ended December 31, 2013. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX data center expansions and additional expansions currently taking place in the Hong Kong, Singapore and Tokyo metro areas, which opened during 2015 or are expected to open during 2016.
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
Americas Cost of Revenues.  Our Americas cost of revenues for the years ended December 31, 2014 and 2013 included $218.4 million and $216.6 million, respectively, of depreciation expense. Excluding depreciation expense, the increase in our Americas cost of revenues was primarily due to (i) $17.7 million of higher utilities and repair and maintenance expense in support of our business growth, (ii) $8.7 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (941 employees included in Americas cost of revenues as of December 31, 2014 versus 894 as of December 31, 2013), (iii) $8.1 million of higher costs associated with equipment resales to support the growth of non-recurring revenues and (iv) $3.9 million of higher accretion expenses as a result of the reversal of asset retirement obligations during the year ended December 31, 2013 associated with the execution of certain lease amendments, partially offset by $12.9 million of lower rent and facility costs primarily as a result of either certain leases no longer being subject to operating lease treatment or the purchase of previously-leased sites. During the year ended December 31, 2014, currency fluctuations resulted in approximately $16.3 million of favorable foreign currency impact on our Americas cost of revenues primarily due to the generally stronger U.S. dollar relative to the Brazilian real and Canadian dollar during the year ended December 31, 2014 compared to the year ended December 31, 2013.
EMEA Cost of Revenues. EMEA cost of revenues for the years ended December 31, 2014 and 2013 included $97.8 million and $77.9 million, respectively, of depreciation expense. Growth in depreciation expense was primarily due to our IBX data center expansion activity. Excluding depreciation expense, the increase in our EMEA cost of revenues was primarily due to (i) $29.9 million of higher utility costs, repair and maintenance, professional fees and rent and facility costs in support of our revenue growth, (ii) $7.4 million of higher compensation, including general salaries, bonuses, stock-based compensation and headcount growth (473 employees included in EMEA cost of revenues as of December 31, 2014 versus 396 as of December 31, 2013) and (iii) $5.8 million of higher costs associated with equipment resales, bandwidth and other customer services in support of our non-recurring revenues growth. During the year ended December 31, 2014, the impact of foreign currency fluctuations resulted in approximately $4.4 million of unfavorable foreign currency impact on our EMEA cost of revenues primarily due to the generally weaker U.S. dollar relative to the British pound, Euro and Swiss franc during the year ended December 31, 2014 compared to the year ended December 31, 2013.
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
Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to (i) $21.6 million of higher compensation costs, including sales compensation, general salaries, bonuses, commission, stock-based compensation as a result of headcount growth (450 Americas sales and marketing employees as of December 31, 2014 versus 395 as of December 31, 2013) and (ii) $5.3 million of higher travel, advertising and promotion costs in support of our business growth. During the year ended December 31, 2014, currency fluctuations resulted in approximately $2.5 million of favorable foreign currency impact on our Americas sales and marketing expenses primarily due to the generally stronger U.S. dollar relative to the Brazilian real and Canadian dollar during the year ended December 31, 2014 compared to the year ended December 31, 2013.
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
Americas General and Administrative Expenses.  The increase in our Americas general and administrative expenses was primarily due to (i) $24.9 million of higher compensation costs, including general salaries, bonuses, stock-based compensation, as a result of headcount growth (731 Americas general and administrative employees as of December 31, 2014 versus 695 as of December 31, 2013) and the exercise of the ALOG stock options, (ii) $15.2 million of higher professional fees, recruiting, training and travel expenses to support the REIT conversion, (iii) $5.4 million of higher depreciation expenses primarily due to implementation of our Oracle R12 ERP system and certain systems to support the REIT conversion and (iv) $4.0 million higher of office expenses in support of our business growth. During the year ended December 31, 2014, currency fluctuations resulted in approximately $2.4 million of favorable foreign currency impact on our Americas general and administrative expenses primarily due to the generally stronger U.S. dollar relative to the Brazilian real and Canadian dollar during the year ended December 31, 2014 compared to the year ended December 31, 2013.
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
Income from Operations. Our income from operations for the years ended December 31, 2014 and 2013 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2014	%	2013	%	Actual	Constant currency
Americas	$282,219	56%	$279,785	61%	1%	1%
EMEA	138,685	27%	106,221	23%	31%	28%
Asia-Pacific	88,362	17%	74,926	16%	18%	22%
Total	$509,266	100%	$460,932	100%	10%	11%
Americas Income from Operations. The increase in our Americas income from operations was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above, partially offset by higher operating expenses as a percentage of revenues primarily attributable to higher compensation expense and higher professional fees to support our growth.
EMEA Income from Operations. The increase in our EMEA income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above, partially offset by higher operating expenses as a percentage of revenues primarily attributable to higher compensation expense and higher professional fees to support our growth. During the year ended December 31, 2014, currency fluctuations resulted in approximately $3.3 million of net favorable foreign currency impact on our EMEA income from operations primarily due to the generally weaker U.S. dollar relative to the Euro and Swiss franc during the year ended December 31, 2014 compared to the year ended December 31, 2013.
Asia-Pacific Income from Operations. The increase in our Asia-Pacific income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above, partially offset by higher operating expenses as a percentage of revenues primarily attributable to higher compensation expense and higher professional fees to support our growth. During the year ended December 31, 2014, currency fluctuations resulted in approximately $3.2 million of net unfavorable foreign currency impact on our Asia-Pacific income from operations primarily due to the generally stronger U.S. dollar relative to the Australian dollar, Japanese yen and Singapore dollar during the year ended December 31, 2014 compared to the year ended December 31, 2013.
Interest Income. Interest income was $2.9 million and $3.4 million for the years ended December 31, 2014 and 2013, respectively. The average yield for the year ended December 31, 2014 was 0.33% versus 0.32% for the year ended December 31, 2013.
Interest Expense.  Interest expense increased to $270.6 million for the year ended December 31, 2014 from $248.8 million for the year ended December 31, 2013. This increase in interest expense was primarily due to the impact of our $1.25 billion senior notes offering in November 2014 and $29.8 million of higher interest expense from various capital lease and other financing obligations to support our expansion projects, which was offset by the redemption of our 7.00% senior notes in December 2014, the settlement of the 3.00% convertible notes, the partial redemption of the 4.75% convertible notes in June 2014 and more capitalized interest expense. During the years ended December 31, 2014 and 2013, we capitalized $19.0 million and $10.6 million, respectively, of interest expense to construction in progress.
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
Income Taxes. During the year ended December 31, 2014, we recorded $345.5 million of income tax expense. The income tax expense recorded during the year ended December 31, 2014 was primarily attributable to the statutory tax rate change due to our anticipated REIT conversion, which resulted in a $324.1 million domestic deferred tax assets write-off. In connection with the formal approval of our conversion to a REIT by our Board of Directors in December 2014, we reassessed, in the fourth quarter of 2014, the deferred tax assets and liabilities of our U.S. operations to be included in the REIT structure. The reevaluation resulted in de-recognizing the deferred tax assets and liabilities of our REIT’s U.S. operations, excluding the deferred tax liabilities associated with the depreciation and amortization recapture expected in 2015. The de-recognition of the deferred tax assets and liabilities of our REIT’s U.S. operations occurred because the expected recovery or settlement of the related assets and liabilities will not result in deductible or taxable amounts in any post-REIT conversion periods. The deferred tax assets and liabilities associated with our foreign operations, regardless of whether such foreign operations are part of the REIT conversion, are not subject to the de-recognition assessment. In addition, we generally do not expect our occasional sale of assets to result in a material tax liability. As of December 31, 2014, we had a net deferred tax liability of approximately $52.2 million for our domestic operations, which included approximately $82.5 million of deferred tax liabilities associated with the depreciation and amortization recapture.
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
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the performance of our segments, measure the operational cash generating abilities of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations plus depreciation expense, amortization expense, accretion expense, stock-based compensation, restructuring charges, impairment charges and acquisition costs. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to income or loss from operations. Periodically, we enter into new lease agreements or amend existing lease agreements. To the extent we conclude that a lease is an operating lease, the rent expense may decrease our adjusted EBITDA whereas to the extent we conclude that a lease is a capital or financing lease, and this lease was previously reported as an operating lease, this outcome may increase our adjusted EBITDA. Our adjusted EBITDA for the years ended December 31, 2014 and 2013 was split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% change
	2014	%	2013	%	Actual	Constant currency
Americas	$635,007	57%	$608,718	61%	4%	6%
EMEA	269,222	24%	216,186	22%	25%	22%
Asia-Pacific	209,662	19%	175,994	17%	19%	23%
Total	$1,113,891	100%	$1,000,898	100%	11%	12%
Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above, partially offset by higher adjusted operating expenses as a percentage of revenues primarily attributable to higher compensation expense and higher professional fees to support our growth. During the year ended December 31, 2014, currency fluctuations resulted in approximately $8.1 million of unfavorable foreign currency impact on our Americas adjusted EBITDA primarily due to the generally stronger U.S. dollar relative to the Brazilian real and Canadian dollar during the year ended December 31, 2014 compared to the year ended December 31, 2013.
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
Non-GAAP financial measures are not a substitute for financial information prepared in accordance with GAAP. Non-GAAP financial measures should not be considered in isolation, but should be considered together with the most directly comparable GAAP financial measures and the reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures. We have presented such non-GAAP financial measures to provide investors with an additional tool to evaluate our operating results in a manner that focuses on what management believes to be our core, ongoing business operations. We believe that the inclusion of these non-GAAP financial measures provides consistency and comparability with past reports and provides a better understanding of the overall performance of the business and ability to perform in subsequent periods. We believe that if we did not provide such non-GAAP financial information, investors would not have all the necessary data to analyze Equinix effectively.
Investors should note that the non-GAAP financial measures used by us may not be the same non-GAAP financial measures, and may not be calculated in the same manner, as those of other companies. Investors should therefore exercise caution when comparing non-GAAP financial measures used by us to similarly titled non-GAAP financial measures of other companies.
Our primary non-GAAP financial measures, adjusted funds from operations (“AFFO”) and adjusted EBITDA, exclude depreciation expense as these charges primarily relate to the initial construction costs of our IBX data centers and do not reflect our current or future cash spending levels to support our business. Our IBX data centers are long-lived assets and have an economic life greater than 10 years. The construction costs of an IBX data center do not recur with respect to such data center, although we may incur initial construction costs in future periods with respect to additional IBX data centers, and future capital expenditures remain minor relative to our initial investment. This is a trend we expect to continue. In addition, depreciation is also based on the estimated useful lives of our IBX data centers. These estimates could vary from actual performance of the asset, are based on historical costs incurred to build out our IBX data centers and are not indicative of current or expected future capital expenditures. Therefore, we exclude depreciation from our operating results when evaluating our operations.
In addition, in presenting AFFO and adjusted EBITDA, we exclude amortization expense related to certain intangible assets, as it represents the amortization of a cost that may not recur and is not meaningful in the evaluation of our current or future operating performance. We exclude accretion expense, both as it relates to asset retirement obligations as well as accrued restructuring charge liabilities, as these expenses represent costs which we believe are not meaningful in evaluating our current operations. We exclude stock-based compensation expense as it represents expense attributed to equity awards that have no current or future cash obligations. As such, we, and many investors and analysts, exclude this stock-based compensation expense when assessing the cash generating performance of our operations. We also exclude restructuring charges. The restructuring charges relate to our decisions to exit leases for excess space adjacent to several of our IBX data centers, which we did not intend to build out, or our decision to reverse such restructuring charges. We also exclude impairment charges related to certain long-lived assets. The impairment charges are related to expense recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets are not recoverable. Finally, we exclude acquisition costs from AFFO and adjusted EBITDA. The acquisition costs relate to costs we incur in connection with business combinations. Management believes items such as restructuring charges, impairment charges and acquisition costs are non-core transactions; however, these types of costs may occur in future periods.
Adjusted EBITDA
We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges and acquisition costs as presented below (in thousands):

	Years ended December 31,
	2015	2014	2013
Income from operations	$567,342	$509,266	$460,932
Depreciation, amortization, and accretion expense	528,929	484,129	431,008
Stock-based compensation expense	133,633	117,990	102,940
Restructuring charges	—	—	(4,837)
Acquisition costs	41,723	2,506	10,855
Adjusted EBITDA	$1,271,627	$1,113,891	$1,000,898
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
We use AFFO to evaluate our performance on a consolidated basis and as a metric in the determination of employees’ annual bonuses beginning in 2015 and vesting of restricted stock units that were granted in 2015 that have both service and performance conditions. In presenting AFFO, we exclude certain items that we believe are not good indicators of our current or future operating performance. AFFO represents FFO excluding depreciation and amortization expense on non-real estate assets, accretion, stock-based compensation, restructuring charges, impairment charges, acquisition costs, an installation revenue adjustment, a straight-line rent expense adjustment, amortization of deferred financing costs, gains (losses) on debt extinguishment, an income tax expense adjustment, recurring capital expenditures and adjustments for unconsolidated joint ventures’ and non-controlling interests’ share of these items. We include an adjustment for revenue from installation fees, since installation fees are deferred and recognized ratably over the expected life of the installation, although the fees are generally paid in a lump sum upon installation. We include an adjustment for straight-line rent expense on its operating leases, since the total minimum lease payments are recognized ratably over the lease term, although the lease payments generally increase over the lease term. The adjustments for both installation revenue and straight-line rent expense are intended to isolate the cash activity included within the straight-lined or amortized results in the consolidated statement of operations. We exclude the amortization of deferred financing costs as these expenses relate to the initial costs incurred in connection with debt financings that have no current or future cash obligations. We exclude gains (losses) on debt extinguishment since it represents a cost that may not recur and is not a good indicator of our current or future operating performance. We include an income tax expense adjustment, which represents changes in its income tax reserves and valuation allowances that may not recur or may not relate to the current year’s operations. We also excludes recurring capital expenditures, which represent expenditures to extend the useful life of its IBX centers or other assets that are required to support current revenues.
Our FFO and AFFO for were as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Net income (loss)	$187,774	$(260,726)	$96,123
Net (income) loss attributable to redeemable non-controlling interests	—	1,179	(1,438)
Net (income) loss attributable to Equinix	187,774	(259,547)	94,685
Adjustments:
Real estate depreciation and amortization	439,969	417,703	377,049
Gain/loss on disposition of real estate property	1,382	301	825
Adjustments for FFO from unconsolidated joint ventures	113	112	112
Non-controlling interests' share of above adjustments	—	(5,303)	(6,711)
NAREIT FFO attributable to common shareholders	$629,238	$153,266	$465,960

	Years ended December 31,
	2015	2014	2013
NAREIT FFO attributable to common shareholders	$629,238	$153,266	$465,960
Adjustments:
Installation revenue adjustment	35,498	25,720	25,017
Straight-line rent expense adjustment	7,931	13,048	8,612
Amortization of deferred financing costs	16,135	19,020	24,429
Stock-based compensation expense	133,633	117,990	102,940
Non-real estate depreciation expense	58,165	36,232	28,395
Amortization expense	27,446	27,756	27,287
Accretion expense	3,349	2,438	(1,723)
Recurring capital expenditures	(120,281)	(105,366)	(93,504)
Loss on debt extinguishment	289	156,990	108,501
Restructuring charge reversal	—	—	(4,837)
Acquisition costs	41,723	2,506	10,855
Income tax expense adjustment (1)	(1,270)	315,289	(16,421)
Adjustments for AFFO from unconsolidated joint ventures	(58)	(76)	(185)
Non-controlling interests' share of above adjustments	—	(3,134)	(5,824)
Adjusted Funds from Operations (AFFO) attributable to common shareholders	$831,798	$761,679	$679,502
_____________

(1)	Represents changes in its income tax reserves and valuation allowances that may not relate to the current year’s operations.
Our AFFO results have improved due to the improved operating results discussed earlier in “Results of Operations,” as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in “Overview.”
Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies such as the Brazilian reals, British pound, Canadian dollar, Euro, Swiss franc, Australian dollar, Chinese Yuan, Hong Kong dollar, Japanese yen and Singapore dollar. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the year ended December 31, 2014 are used as exchange rates for the year ended December 31, 2015 when comparing the year ended December 31, 2015 with the year ended December 31, 2014, and average rates in effect for the year ended December 31, 2013 are used as exchange rates for the year ended December 31, 2014 when comparing the year ended December 31, 2014 with the year ended December 31, 2013).
Liquidity and Capital Resources
As of December 31, 2015, our total indebtedness was comprised of (i) convertible debt principal totaling $150.1 million from our 4.75% convertible subordinated notes (gross of discount) and (ii) non-convertible debt and financing obligations totaling approximately $6.4 billion consisting of (a) approximately $3.9 billion of principal from our senior notes, (b) approximately $1.3 billion from our capital lease and other financing obligations, (c) $325.6 million from our revolving credit facility, and (c) $920.1 million of principal from our mortgage and other loans payable (gross of discount and premium).
We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, payment of regular dividend and special distributions due to our REIT conversion (see below) and completion of our publicly-announced expansion projects. As of December 31, 2015, we had $2.2 billion of cash, cash equivalents and short-term and long-term investments, of which approximately $2.0 billion was held in the U.S. In January 2016, we used £1.2 billion, or approximately $1.7 billion in U.S. dollars at exchange rates in effect on January 15, 2016, to fund the cash portion of the TelecityGroup purchase price. We believe that our current expansion activities in the U.S. can be funded with our cash and cash equivalents and investments.
As of December 31, 2015, we had 30 irrevocable letters of credit totaling $55.3 million issued and outstanding under the revolving credit facility; as a result of these letters of credit plus $325.6 million of outstanding borrowings under our revolving credit facility, we had a total of approximately $1.1 of additional liquidity available to us under the revolving credit facility. Besides any further financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base, and have continued to experience relatively strong collections, if the current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity. Additionally, we may pursue additional expansion opportunities, primarily the build out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions. We are also now operating as a REIT (see below). While we expect to fund these plans with our existing resources, additional financing, either debt or equity, may be required if current market conditions were to deteriorate, we may be unable to secure additional financing or any such additional financing may only be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.
Impact of REIT Conversion
We completed our conversion to a REIT in 2014 and began operating as a REIT effective January 1, 2015. As a result of our conversion to a REIT, we made special distributions to our stockholders in 2015 and 2014. The distributions were payable in common stock or cash at the election of our stockholders, with the cash portion of the distributions subject to certain maximum amounts. As a result of the special distributions, we paid a total of $125.5 million in 2015 and $83.3 million in 2014 and distributed 1.7 million and 1.5 million shares of common stock in 2015 and 2014, respectively. Also as a result of our conversion to a REIT, we began paying quarterly dividends in 2015. We paid an aggregate of $396.0 million of cash dividends during 2015, which consisted of $393.6 million of cash dividends paid to shareholders and $2.4 million of cash paid in lieu of stock for fractional shares upon the vesting of restricted stock units.

We have incurred $78.3 million in costs to support our conversion to a REIT since 2012, including $4.5 million and $49.4 million in 2015 and 2014, respectively. We expect to incur approximately $10.0 million annually in REIT compliance costs.
Sources and Uses of Cash

	Years ended December 31,
	2015	2014	2013
	(dollars in thousands)
Net cash provided by operating activities	$894,793	$689,420	$604,608
Net cash used in investing activities	(1,134,927)	(435,839)	(1,169,313)
Net cash provided by (used in) financing activities	1,873,182	107,401	574,907
Operating Activities
The increase in net cash provided by operating activities during 2015 compared to 2014 was primarily due to improved operating results. The increase in net cash provided by operating activities during 2014 compared to 2013 was primarily due to improved operating results, offset by unfavorable working capital activities such as decreased collections of customer receivables and a $51.4 million increase in interest payments. We expect we will continue to generate cash from our operating activities during 2016.
Investing Activities
The increase in net cash used in investing activities during 2015 compared to 2014 was primarily due to a $513.9 million increase in restricted cash, primarily in connection with our cash and share offer for TelecityGroup, $245.6 million, net of cash for our acquisition of Bit-isle and Nimbo, $207.9 million of higher capital expenditures primarily as a result of expansion activity and $21.5 million of higher purchase of real estate, partially offset by $187.0 million of lower purchase of investments and $87.6 million of higher sales and maturities of investment. The decrease in net cash used in investing activities during 2014 compared to 2013 was primarily due to $423.0 million of lower purchases of investments, $295.7 million of higher sales and maturities of investments, $57.5 million of lower real estate purchases and $49.3 million of lower business acquisition spending, partially offset by $87.8 million of higher capital expenditures as a result of more IBX expansion activity.
In May 2015, we announced a cash and share offer valued at £2.4 billion or $3.8 billion U.S dollars for the entire issued and outstanding share capital of TelecityGroup. The acquisition closed on January 15, 2016.
During 2016, we expect that our IBX expansion construction activity will be greater than our 2015 levels. However, if the opportunity to expand is greater than planned and we have sufficient funding to pursue such expansion opportunities, we may further increase the level of capital expenditures to support this growth as well as pursue additional business acquisitions, property acquisitions or joint ventures.
Financing Activities
Net cash provided by financing activities during 2015 was primarily due to (i) $1.1 billion of gross proceeds from the senior notes offering in December 2015, (ii) $829.5 million of net proceeds from our public offering of common stock in November 2015, (iii) $1.2 billion of proceeds from loans payable including proceeds from our term loan modification, our bridge term loan and our revolving credit facility, partially offset by (iv) $715.3 million repayment of mortgage and loans payable including repayment of $171.2 million of loans assumed in the Bit-isle acquisition and repayment of $544.1 million of U.S. dollar-denominated term loan and other mortgage and loan payments, (v) $396.0 million of quarterly dividend distributions and (vi) $125.5 million of special distributions. The net cash provided by financing activities for 2014 was primarily due to $1.25 billion of proceeds from the senior notes offering in November 2014, $500.0 million of proceeds from the term loan facility, partially offset by (i) $1.1 billion for repayment of debt including $750.0 million for the redemption of the 7.00% senior notes, prepayment of the remaining principal balance of the U.S. term loan of $110.0 million, $43.5 million for repayments of mortgage and other loan payable, and $29.5 million for the exchanges of the 3.00% convertible subordinated notes and 4.75% convertible subordinated notes, (ii) $298.0 million for the purchases of treasury stock, (iii) $226.3 million for the purchase of Riverwood’s interest in ALOG and the approximate 10% of ALOG owned by ALOG management and (iv) $83.3 million for the cash portion of the special distribution. The net cash provided by financing activities for 2013 was primarily due to $1.5 billion of proceeds from the senior notes offering in March 2013, partially offset by $834.7 million for the redemption of the $750.0 million 8.125% senior notes, repayments of various debt and purchases of treasury stock. Going forward, we expect that our financing activities will consist primarily of repayment of our debt and additional financings needed to support expansion opportunities, additional acquisitions or joint ventures and the payment of our regular cash dividends.
Debt Obligations
Debt Facilities
We have various debt obligations with maturity dates ranging from 2016 to 2026 under which a total principal balance of $5.2 billion remained outstanding as of December 31, 2015. For further information on debt obligations, see “Debt Facilities” in Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
Capital Lease and Other Financing Obligations
We have numerous capital lease and other financing obligations with maturity dates ranging from 2016 to 2065 under which a total principal balance of $1.3 billion remained outstanding as of December 31, 2015 with a weighted average effective interest rate of 8.17%. For further information on our capital leases and other financing obligations, see “Capital Leases and Other Financing Obligations” in Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
Contractual Obligations and Off-Balance-Sheet Arrangements
We lease a majority of our IBX data centers and certain equipment under non-cancelable lease agreements expiring through 2065. The following represents our debt maturities, financings, leases and other contractual commitments as of December 31, 2015 (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Convertible debt (1)	$150,082	$—	$—	$—	$—	$—	$150,082
Senior notes (2)	—	—	—	—	500,000	3,350,000	3,850,000
Term loan A (2)	41,565	39,541	39,540	336,094	—	—	456,740
Bridge term loan (2)	386,547	—	—	—	—	—	386,547
Brazil financings (2)	11,540	7,936	4,419	—	—	—	23,895
Mortgage payable (2)	1,049	1,094	1,141	1,191	1,242	26,626	32,343
Other loans payable (2)	3,720	2,477	2,515	2,044	1,982	7,801	20,539
Revolving credit facility (2)	325,622	—	—	—	—	—	325,622
Interest (3)	203,872	220,234	218,821	217,806	201,034	682,032	1,743,799
Capital lease and other financing obligations (4)	140,632	139,653	140,981	138,847	136,587	1,346,341	2,043,041
Operating leases (5)	115,091	113,624	108,810	100,462	89,227	632,677	1,159,891
Other contractual commitments (6)	476,217	79,750	18,898	4,252	4,302	25,540	608,959
Asset retirement obligations (7)	491	9,982	4,150	11,297	3,651	48,911	78,482
	$1,856,428	$614,291	$539,275	$811,993	$938,025	$6,119,928	$10,879,940
_________________________

(1)
Represents principal only. As of December 31, 2015, had the holders of the 4.75% convertible subordinated notes due 2016 converted their notes, the 4.75% convertible subordinated notes would have been convertible into approximately 2.0 million shares of our common stock, which would have a total value of $593.0 million based on the closing price of our common stock on December 31, 2015.

(2)	Represents principal only.

(3)	Represents interest on Brazil financings, convertible debt, mortgage payable, senior notes and term loan facility based on their approximate interest rates as of December 31, 2015.

(4)	Represents principal and interest.

(5)	Represents minimum operating lease payments, excluding potential lease renewals.

(6)	Represents unaccrued contractual commitments. Other contractual commitments are described below.

(7)	Represents liability, net of future accretion expense.

In connection with certain of our leases and other contracts requiring deposits, we entered into 30 irrevocable letters of credit totaling $55.3 million under the revolving credit facility. These letters of credit were provided in lieu of cash deposits under the revolving credit facility. If the landlords for these IBX leases decide to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the revolving credit facility. These contingent commitments are not reflected in the table above.
We had accrued liabilities related to uncertain tax positions totaling approximately $26.8 million as of December 31, 2015. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.
Primarily as a result of our various IBX data center expansion projects, as of December 31, 2015, we were contractually committed for $256.8 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during 2016 and thereafter, is reflected in the table above as “other contractual commitments.”
We had other non-capital purchase commitments in place as of December 31, 2015, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2016 and beyond. Such other purchase commitments as of December 31, 2015, which total $352.2 million, are also reflected in the table above as “other contractual commitments.”
In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $359.6 million to $459.6 million, in addition to the $609.0 million in contractual commitments discussed above as of December 31, 2015, in our various IBX data center expansion projects during 2016 and thereafter in order to complete the work needed to open these IBX data centers. These non-contractual capital expenditures are not reflected in the table above. If we so choose, whether due to economic factors or other considerations, we could delay these non-contractual capital expenditure commitments to preserve liquidity.
Other Off-Balance-Sheet Arrangements
We have various guarantor arrangements with both our directors and officers and third parties, including customers, vendors and business partners. As of December 31, 2015, there were no significant liabilities recorded for these arrangements. For additional information, see “Guarantor Arrangements” in Note 14 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
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
Our significant accounting policies are discussed in Note 1 to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Management believes that the following critical accounting policies and estimates are the most critical to aid in fully understanding and evaluating our consolidated financial statements, and they require significant judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain:

•	Accounting for income taxes;

•	Accounting for business combinations;

•	Accounting for impairment of goodwill; and

•	Accounting for property, plant and equipment.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Accounting for Income Taxes.

Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards on a taxing jurisdiction basis. We measure deferred tax assets and liabilities using enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or settled.

The accounting standard for income taxes requires a reduction of the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not (defined by the accounting standard as a likelihood of more than 50%) that such assets will not be realized.

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

In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. If, based on the weight of that available evidence, it is more likely than not the deferred tax assets will not be realized, we record a valuation allowance. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified.

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

As of December 31, 2015 and 2014, we recorded a total of net deferred tax liabilities of $39.5 million and $100.8 million, respectively. As of December 31, 2015 and 2014, we had a total valuation allowance of $29.9 million and $27.2 million, respectively. During the year ended December 31, 2015 and 2014, we decided to provide a partial release of valuation allowance against the net deferred tax assets associated with certain foreign operating entities, which resulted in an insignificant income tax benefit in our results of operations.

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

Our remaining valuation allowance as of December 31, 2015 was $29.9 million and primarily relates to certain of our subsidiaries outside of the U.S. If and when we release our remaining valuation allowances, it will have a favorable impact to our financial position and results of operations in the periods such determinations are made. We will continue to assess the need for our valuation allowances, by country or location, in the future.

As of December 31, 2015 and 2014, we had unrecognized tax benefits of $30.8 million and $36.1 million, respectively, exclusive of interest and penalties. During the year ended December 31, 2015, the unrecognized tax benefits decreased by $5.3 million primarily due to an agreement with Dutch Tax Authorities on the availability of historical loss carry-forwards to offset future profits generated by the Dutch fiscal unity. During the year ended December 31, 2014, the unrecognized tax benefits decreased by an insignificant amount primarily due to the settlement of a tax audit and the lapse of statute of limitations in our foreign operations. The unrecognized tax benefits of $30.8 million as of December 31, 2015, if subsequently recognized, will affect our effective tax rate favorably at the time when such benefits are recognized.

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

During the last three years, we have completed three business combinations, including the Bit-isle acquisition in November 2015, the Nimbo acquisition in January 2015 and the Frankfurt Kleyer 90 Carrier Hotel acquisition in October 2013. The purchase price allocation for the Bit-isle and Frankfurt Kleyer 90 Carrier Hotel acquisitions were completed in the fourth quarters of 2015 and 2013, respectively.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we used to complete the purchase price allocations and the fair value of assets acquired and liabilities assumed. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material, which would be recorded in our statements of operations in 2016 or beyond.

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

During the year ended December 31, 2015, we elected to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value.

During the year ended December 31, 2015, we completed annual goodwill impairment assessment of the Americas reporting unit, the EMEA reporting unit and the Asia-Pacific reporting unit and concluded that it is more likely than not that the fair value of these reporting units exceeded their carrying value, goodwill is not considered impaired and we are not required to perform the two-step goodwill impairment test.

During the year ended December 31, 2015, we elected to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value requires assumptions and estimates before performing the two-step goodwill impairment test, the assessment requires assumptions and estimates derived from a review of our actual and forecasted operating results, approved business plans, future economic conditions and other market data.

Prior to 2015, when we elected to perform the first step of the two-step goodwill impairment test, we used both the income and market approach. Under the income approach, we develop a five-year cash flow forecast and use our weighted-average cost of capital applicable to our reporting units as discount rates. This requires assumptions and estimates derived from a review of our actual and forecasted operating results, approved business plans, future economic conditions and other market data. The market approach requires judgment in determining the appropriate market comparables.

These assumptions require significant management judgment and are inherently subject to uncertainties.

As of December 31, 2015, goodwill attributable to the Americas reporting unit, the EMEA reporting unit and the Asia-Pacific reporting unit was $460.2 million, $374.1 million and $228.9 million, respectively.

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
Accounting for Property, Plant and Equipment

We have a substantial amount of property, plant and equipment recorded on our consolidated balance sheet. The vast majority of our property, plant and equipment represent the costs incurred to build out or acquire our IBX data centers. Our IBX data centers are long-lived assets. The majority of our IBX data centers are in properties that are leased. We depreciate our property, plant and equipment using the straight-line method over the estimated useful lives of the respective assets (subject to the term of the lease in the case of leased assets or leasehold improvements and integral equipment located in leased properties).

Accounting for property, plant and equipment includes determining the appropriate period in which to depreciate such assets, making assessments for leased properties to determine whether they are capital or operating leases, determining if construction projects performed at leased properties trigger build-to-suit lease accounting, assessing such assets for potential impairment, capitalizing interest during periods of construction and assessing the asset retirement obligations required for certain leased properties that require us to return the leased properties back to their original condition at the time we decide to exit a leased property.

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

We did not revise the estimated useful lives of our property, plant and equipment during the years ended December 31, 2015 and 2013. During the quarter ended December 31, 2014, we revised the estimated useful lives of certain of our property, plant and equipment. As a result, we recorded an insignificant amount of higher depreciation expense for the quarter ended December 31, 2014 due to the reduction of the estimated useful lives of certain of our property, plant and equipment. We undertook this review due to our determination that we were generally using certain of our existing assets over a shorter period than originally anticipated and, therefore, the estimated useful lives of certain of our property, plant and equipment has been shortened. This change was accounted for as a change in accounting estimate on a prospective basis effective October 1, 2014 under the accounting standard for change in accounting estimates.

As of December 31, 2015, 2014 and 2013, we had property, plant and equipment of $5.6 billion, $5.0 billion, and $4.6 billion, respectively. During the years ended December 31, 2015, 2014 and 2013, we recorded depreciation expense of $498.1 million, $453.9 million, and $405.5 million, respectively. Further changes in our estimated useful lives of our property, plant and equipment could have a significant impact on our results of operations.

As of December 31, 2015 and 2014, we had property, plant and equipment under capital leases and other financing obligations of $1.5 billion, $1.1 billion and $949.0 million, respectively. During the years ended December 31, 2015, 2014 and 2013, we recorded depreciation expense of $52.9 million, $43.2 million, and $32.5 million respectively, related to property, plant and equipment under capital leases and other financing obligations. During the year ended December 31, 2015, 2014, 2013, we recorded interest expense of $104.4 million, $86.4 million, $56.6 million, respectively related to property, plant, equipment, under capital leases and other financing obligations.

Additionally, during the years ended December 31, 2015, 2014 and 2013, we recorded rent expense of $200.0 million $105.4 million, and $112.7 million under operating leases.

Recent Accounting Pronouncements
See “Recent Accounting Pronouncements” in Note 1 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Investment Portfolio Risk
We maintain an investment portfolio of various holdings, types, and maturities that is prioritized on meeting REIT asset requirements. All of our marketable securities are designated as available-for-sale and, therefore, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a component of other comprehensive income, net of tax. We consider various factors in determining whether we should recognize an impairment charge for our securities, including the length of time and extent to which the fair value has been less than our cost basis and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery. We anticipate that we will recover the entire cost basis of these securities and have determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the year ended December 31, 2015.
As of December 31, 2015, our investment portfolio of cash equivalents and marketable securities consisted of money market fund investments, U.S. government securities, certificates of deposits and publicly traded equity securities and publicly traded fixed income securities. The amount in our investment portfolio that could be susceptible to market risk totaled $1.1 billion.
Interest Rate Risk
Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk which meets asset measurement requirements for REIT qualification. At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities. As of December 31, 2015, the average duration of our portfolio was less than one year. An immediate hypothetical shift in the yield curves of plus or minus 50 basis points from their position as of December 31, 2015 would not have a material impact on the fair value of our investment portfolio. This sensitivity analysis assumes a parallel shift of all interest rates, however, interest rates do not always move in such a manner and actual results may differ materially. We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities during the year ended December 31, 2015.
An immediate 10% increase or decrease in current interest rates from their position as of December 31, 2015 would not have a material impact on our debt obligations due to the fixed nature of the majority of our debt obligations. However, the interest expense associated with our senior credit facility, the Brazil financings and bridge term loan, which bear interest at variable rates, could be affected. For every 100 basis point change in interest rates, our annual interest expense could increase or decrease by a total of approximately $6.9 million based on the total balance of our primary borrowings under the term loan A facility, revolving credit facility, bridge term loan and the Brazil financings as of December 31, 2015. As of December 31, 2015, we had not employed any interest rate derivative products against our debt obligations. However, we may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.
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

	December 31, 2015		December 31, 2014
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Mortgage and loans payable	$920,064	$916,602	$595,752	$553,045
Convertible debt	150,082	151,997	157,885	162,159
Senior notes	3,850,000	3,954,000	2,750,000	2,790,023
Revolving credit facility	325,622	325,617	—	—
___________________

(1)	The carrying value is gross of debt discount.

Foreign Currency Risk
A significant portion of our revenue is denominated in U.S. dollars, however, approximately 48.5% of our revenues and 48.6% of our operating costs are attributable to Brazil, Canada and the EMEA and Asia-Pacific regions and a large portion of those revenues and costs are denominated in a currency other than the U.S. dollar, primarily the Brazilian Reals, Canadian dollar, British pound, Euro, Swiss franc, United Arab Emirates dirham, Australian dollar, Chinese Yuan, Hong Kong dollar, Japanese yen and Singapore dollar. As a result, our operating results and cash flows are impacted by currency fluctuations relative to the U.S. dollar. To protect against certain reductions in value caused by changes in currency exchange rates, we have established a risk management program to offset some of the risk of carrying assets and liabilities denominated in foreign currencies. As a result, we have entered into foreign currency forward contracts to manage the risk associated with certain foreign currency-denominated assets and liabilities. We entered into foreign currency forward contracts to help manage our exposure to foreign currency exchange rate fluctuations for forecasted revenues and expenses in our EMEA region. Our risk management program reduces, but does not entirely eliminate, the impact of currency exchange rate movements and its impact on the consolidated statements of operations. As of December 31, 2015, the outstanding foreign currency forward contracts had maturities of less than two years.
For the foreseeable future, we anticipate that more than 50% of our revenues and operating costs will continue to be generated and incurred outside of the U.S. in currencies other than the U.S. dollar. During fiscal 2015, the U.S. dollar was generally strong relative to certain of the currencies of the foreign countries in which we operate. This overall strength of the U.S. dollar had a negative impact on our consolidated results of operations because the foreign denominations translated into less U.S. dollars. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which we do business could have a significant impact on our consolidated financial position and results of operations including the amount of revenue that we report in future periods.
Excluding consideration from hedging contracts, an immediate 10% appreciation in current foreign exchange rates as of December 31, 2015 would have resulted in an increase of $130.8 million and $23.1 million in revenue and net income before taxes. Excluding consideration from hedging contracts, an immediate 10% depreciation in current foreign exchange rates as of December 31, 2015 would have resulted in a decrease of $128.4 million and $25.2 million in revenue and net income before taxes.
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

ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
The evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 did not include the internal controls of Bit-isle Inc. We excluded Bit-isle Inc. from our assessment of internal control over financial reporting as of December 31, 2015 as it was acquired in November 2015. Bit-isle Inc. is our wholly-owned subsidiary whose total assets represented 4% and total revenues represented 1% of the related consolidated financial statements amounts as of and for the year ended December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-1 of this Annual Report on Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal controls over financial reporting during the fourth quarter of fiscal 2015 that has materially affected, or is reasonable likely to affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
There is no disclosure to report pursuant to Item 9B.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is incorporated by reference to the Equinix proxy statement for the 2016 Annual Meeting of Stockholders.
We have adopted a Code of Ethics applicable for the Chief Executive Officer and Senior Financial Officers and a Code of Business Conduct. This information is incorporated by reference to the Equinix proxy statement for the 2016 Annual Meeting of Stockholders and is also available on our website, www.equinix.com.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to the Equinix proxy statement for the 2016 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference to the Equinix proxy statement for the 2016 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the Equinix proxy statement for the 2016 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated by reference to the Equinix proxy statement for the 2016 Annual Meeting of Stockholders.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
(a)(2) All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(a)(3) Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
2.1	Rule 2.7 Announcement, dated as May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/15	2.1
2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/15	2.2
2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.				X
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/14/11	3.1
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/11/13	3.1
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	10-Q	6/30/2014	3.4
3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3
3.6	Amended and Restated Bylaws of the Registrant.	8-K	01/19/16	3.1
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.
4.2	Indenture dated June 12, 2009 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/12/09	4.1
4.3	Form of 4.75% Convertible Subordinated Note Due 2016 (see Exhibit 4.2).
4.4	Indenture for the 2020 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/13	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
4.5	Form of 4.875% Senior Note due 2020 (see Exhibit 4.4)
4.6	Indenture for the 2023 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/13	4.3
4.7	Form of 5.375% Senior Note due 2023 (see Exhibit 4.6)
4.8	Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/14	4.1
4.9	First Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/14	4.2
4.10	Form of 5.375% Senior Note due 2022 (see Exhibit 4.9)
4.11	Second Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/14	4.4
4.12	Form of 5.750% Senior Note due 2025 (see Exhibit 4.11)
4.13	Third Supplemental Indenture, dated as of December 4, 2015, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	12/04/15	4.2
4.14	Form of 5.875% Senior Note due 2026 (see Exhibit 4.13)
4.15	Form of Registrant’s Common Stock Certificate	10-K	12/31/14	4.13
10.1**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5
10.2**	2000 Equity Incentive Plan, as amended.	10-Q	3/31/12	10.2
10.3**	2000 Director Option Plan, as amended.	10-K	12/31/07	10.4
10.4**	2001 Supplemental Stock Plan, as amended.	10-K	12/31/07	10.5
10.5**	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	10-Q	6/30/14	10.5
10.6**	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/08	10.31
10.7**	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/08	10.32
10.8**	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.33
10.9**	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.35
10.10	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.1
10.11	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/09	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.12	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.4
10.13	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/09	10.5
10.14	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.7
10.15	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/09	10.8
10.16**	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company, Inc.	2/5/07	10.9
10.17**	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30, 2010.	10-Q	9/30/10	10.42
10.18**	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Meyers, Smith, Taylor and Van Camp.	10-K	12/31/10	10.33
10.19**	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.	10-K	12/31/10	10.34
10.20**	Offer Letter from Equinix, Inc. to Sara Baack dated July 31, 2012.	10-Q	3/31/13	10.42
10.21**	Change in Control Severance Agreement by and between Sara Baack and Equinix, Inc. dated July 31, 2012.	10-Q	3/31/13	10.44
10.22**	Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/13	10.46
10.23**	Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/13	10.47
10.24**	International Long-Term Assignment Letter by and between Equinix, Inc. and Eric Schwartz, dated May 21, 2013.	10-Q	6/30/13	10.51
10.25**	Employment Agreement by and between Equinix (EMEA) B.V. and Eric Schwartz, dated as of August 7, 2013.	10-Q	9/30/13	10.54
10.26**	Restricted Stock Unit Agreement dated August 14, 2013 for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	9/30/13	10.55
10.27**	Offer Letter from Equinix, Inc. to Karl Strohmeyer dated October 28, 2013.	10-Q	3/31/14	10.49

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.28**	Restricted Stock Unit Agreement for Karl Strohmeyer under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/14	10.50
10.29**	Change in Control Severance Agreement by and between Karl Strohmeyer and Equinix, Inc. dated December 2, 2013.	10-Q	3/31/14	10.51
10.30**	2014 Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/14	10.52
10.31**	2014 Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/14	10.53
10.32**	2014 Form of TSR Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/14	10.54
10.33**	2014 Form of TSR Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/14	10.55
10.34	Lease between Digital 1350 Duane, LLC and Equinix LLC, dated March 27, 2014.	10-Q	3/31/14	10.56
10.35	Amendment Agreement dated as of May 2, 2014, between Equinix, Inc. and Goldman, Sachs & Co., amending and restating the Master Terms and Conditions for Capped Call Transactions between Equinix, Inc. and Goldman, Sachs & Co. and amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.54
10.36	Amendment Agreement dated as of May 2, 2014, between Equinix, Inc. and Deutsche Bank AG, London Branch, amending and restating the Master Terms and Conditions for Capped Call Transactions between Equinix, Inc. and Deutsche Bank AG, London Branch and amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.55
10.37	Amendment Agreement dated as of May 2, 2014, between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch, amending and restating the Master Terms and Conditions for Capped Call Transactions between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch and amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.56
10.38	Amendment Agreement, dated as of May 13, 2014, between Equinix, Inc. and Goldman, Sachs & Co., amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.57
10.39	Amendment Agreement dated as of May 13, 2014, between Equinix, Inc. and Deutsche Bank AG, London Branch, amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.58
10.40	Amendment Agreement dated as of May 13, 2014, between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch, amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.59
10.41	Amendment Agreement, dated as of June 6, 2014, between Equinix, Inc. and Goldman, Sachs & Co., amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.60

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.42	Amendment Agreement dated as of June 6, 2014, between Equinix, Inc. and Deutsche Bank AG, London Branch, amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.61
10.43	Amendment Agreement dated as of June 6, 2014, between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch, amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/14	10.62
10.44	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014	10-Q	9/30/14	10.67
10.45	Credit Agreement, by and among Equinix, Inc., as borrower, Equinix LLC and Switch & Data LLC as guarantors, the Lenders (defined therein), Bank of America, N.A., as administrative agent, a Lender and L/C issuer, JPMorgan Chase Bank, N.A., and TD Securities (USA) LLC, as co-syndication agents, Barclays Bank PLC, Citibank, N.A., Royal Bank of Canada and ING Bank N.V., Singapore Branch, as Co-Documentation Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and TD Securities (USA) LLC, as joint lead arrangers and book runners, dated December 17, 2014.	10-K	12/31/14	10.48
10.46**	Equinix, Inc. 2015 Incentive Plan.	10-Q	3/31/15	10.49
10.47**	2015 Form of Revenue/ AFFO Restricted Stock Unit Agreement for executives.	10-Q	3/31/15	10.50
10.48**	2015 Form of TSR Restricted Stock Unit Agreement for executives.	10-Q	3/31/15	10.51
10.49**	2015 Form of Time-Based Restricted Stock Unit Agreement for executives.	10-Q	3/31/15	10.52
10.50	First Amendment to Credit Agreement and first Amendment to Pledge and Security Agreement by and among Equinix, Inc., as borrower, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as administrative agent, dated April 30, 2015.	10-Q	9/30/2015	10.52
10.51	Bridge Credit Agreement dated as of May 28, 2015 among Equinix, Inc. as Borrower, Various Financial Institutions as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent. JPMorgan Securities LLC as sole Arranger and Bookrunner.	10-Q	6/30/15	10.53

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.52	First Amendment to the Bridge Credit Agreement Dated as of May 28, 2015 as Amended on June 19, 2015 among Equinix, Inc., as Borrower, Various Financial Institutions as Lenders, and JP Morgan Chase Bank, N.A. as Administrative Agent. JPMorgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, CityGroup Global Markets Inc. and RBC Capital Markets, LLC as Lead Arrangers and Bookrunners and TD Securities (USA) LLC, ING Bank N.V., HSBC Securities (USA) Inc. and The Bank of Tokyo-Mitsubishi UFJ, LTD as Co-Managers	10-Q	6/30/15	10.54
10.53	Term Loan Agreement dated as of September 30, 2015 among QAON G.K. and certain other direct and indirect subsidiaries of Equinix, Inc., as Borrowers, and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as Arranger and Lender.	10-Q	9/30/15	10.55
10.54	First Amendment to Term Loan Agreement, dated as of October 26, 2015, among QAON G.K. and certain other direct and indirect subsidiaries of Equinix, Inc., as Borrowers, and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as Arranger and Lender.	10-Q	9/30/15	10.56
10.55
Second Amendment to Credit Agreement by and among Equinix, Inc., as borrower, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as administrative agent, dated December 8, 2015.
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
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

(b)	Exhibits.
See (a) (3) above.

(c)	Financial Statement Schedule.
See (a) (2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUINIX, INC. (Registrant)

February 26, 2016	By	/s/ STEPHEN M. SMITH
Stephen M. Smith
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen M. Smith or Keith D. Taylor, or either of them, each with the power of substitution, their attorney‑in‑fact, to sign any amendments to this Annual Report on Form 10‑K (including post‑effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys‑in‑fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEPHEN M. SMITH	President and Chief Executive Officer (Principal Executive Officer)	February 26, 2016
Stephen M. Smith
/s/ KEITH D. TAYLOR	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2016
Keith D. Taylor
/s/ PETER F. VAN CAMP	Executive Chairman	February 26, 2016
Peter F. Van Camp
/s/ THOMAS A. BARTLETT	Director	February 26, 2016
Thomas A. Bartlett
/s/ NANCI CALDWELL	Director	February 26, 2016
Nanci Caldwell
/s/ GARY F. HROMADKO	Director	February 26, 2016
Gary F. Hromadko
/s/ JOHN HUGHES	Director	February 26, 2016
John Hughes
/s/ SCOTT G. KRIENS	Director	February 26, 2016
Scott G. Kriens
/s/ WILLIAM K. LUBY	Director	February 26, 2016
William K. Luby
/s/ IRVING F. LYONS, III	Director	February 26, 2016
Irving F. Lyons, III
/s/ CHRISTOPHER B. PAISLEY	Director	February 26, 2016
Christopher B. Paisley

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.
10.55
Second Amendment to Credit Agreement by and among Equinix, Inc., as borrower, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as administrative agent, dated December 8, 2015.

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Equinix, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Equinix, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities and debt issuance costs on the consolidated balance sheet in 2015.

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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Bit-isle, Inc. from its assessment of internal control over financial reporting as of December 31, 2015 because it was acquired by the Company in a purchase business combination during 2015. We have also excluded Bit-isle Inc. from our assessment of internal control over financial reporting. Bit-isle, Inc. is a wholly-owned subsidiary with total assets and total revenue representing approximately 4% and 1%, respectively of the consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP
San Jose, CA
February 26, 2016

EQUINIX, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$2,228,838	$610,917
Short-term investments	12,875	529,395
Accounts receivable, net of allowance for doubtful accounts of $10,352 and $9,466	291,964	262,570
Current portion of restricted cash	479,417	3,057
Other current assets	212,929	85,004
Assets held for sale	33,257	—
Total current assets	3,259,280	1,490,943
Long-term investments	4,584	439
Property, plant and equipment, net	5,606,436	4,998,270
Goodwill	1,063,200	1,002,129
Intangible assets, net	224,565	147,527
Restricted cash, less current portion	10,172	14,060
Other assets	188,458	128,610
Total assets	$10,356,695	$7,781,978
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$400,948	$285,796
Accrued property, plant and equipment	103,107	114,469
Current portion of capital lease and other financing obligations	40,121	21,362
Current portion of mortgage and loans payable	770,236	59,466
Current portion of convertible debt	146,121	—
Other current liabilities	192,286	162,664
Liabilities held for sale	3,535	—
Total current liabilities	1,656,354	643,757
Capital lease and other financing obligations, less current portion	1,287,139	1,168,042
Mortgage and loans payable, less current portion	472,769	532,809
Convertible debt, less current portion	—	145,229
Senior notes	3,804,634	2,717,046
Other liabilities	390,413	304,964
Total liabilities	7,611,309	5,511,847
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value per share: 100,000,000 shares authorized in 2015 and 2014; zero shares issued and outstanding	—	—
Common stock, $0.001 par value per share: 300,000,000 shares authorized in 2015 and 2014; 62,134,894 issued and 62,100,159 outstanding in 2015 and 56,505,122 issued and 56,451,255 outstanding in 2014	62	57
Additional paid-in capital	4,838,444	3,334,305
Treasury stock, at cost; 34,735 shares in 2015 and 53,867 shares in 2014	(7,373)	(11,411)
Accumulated dividends	(1,468,472)	(424,387)
Accumulated other comprehensive loss	(509,059)	(332,443)
Accumulated deficit	(108,216)	(295,990)
Total stockholders' equity	2,745,386	2,270,131
Total liabilities and stockholders' equity	$10,356,695	$7,781,978

See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Years ended December 31,
	2015	2014	2013
Revenues	$2,725,867	$2,443,776	$2,152,766
Costs and operating expenses:
Cost of revenues	1,291,506	1,197,885	1,064,403
Sales and marketing	332,012	296,103	246,623
General and administrative	493,284	438,016	374,790
Restructuring reversals	—	—	(4,837)
Acquisition costs	41,723	2,506	10,855
Total costs and operating expenses	2,158,525	1,934,510	1,691,834
Income from operations	567,342	509,266	460,932
Interest income	3,581	2,891	3,387
Interest expense	(299,055)	(270,553)	(248,792)
Other income (expense)	(60,581)	119	5,253
Loss on debt extinguishment	(289)	(156,990)	(108,501)
Income from operations before income taxes	210,998	84,733	112,279
Income tax expense	(23,224)	(345,459)	(16,156)
Net income (loss)	187,774	(260,726)	96,123
Net (income) loss attributable to redeemable non-controlling interests	—	1,179	(1,438)
Net income (loss) attributable to Equinix	$187,774	$(259,547)	$94,685

Earnings per share ("EPS") attributable to Equinix:
Basic EPS	$3.25	$(4.96)	$1.92
Weighted-average shares	57,790	52,359	49,438
Diluted EPS	$3.21	$(4.96)	$1.89
Weighted-average shares	58,483	52,359	50,116
See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Years ended December 31,
	2015	2014	2013
Net income (loss)	$187,774	$(260,726)	$96,123
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment ("CTA") loss	(186,763)	(204,065)	(18,203)
Net investment hedge CTA gain	4,484	—	—
Unrealized loss on available-for-sale securities	(40)	(279)	(298)
Unrealized gain (loss) on cash flow hedges	4,550	8,790	(1,750)
Net actuarial gain (loss) on defined benefit plans	1,153	(2,001)	—
Total other comprehensive loss, net of tax	(176,616)	(197,555)	(20,251)
Comprehensive income (loss), net of tax	11,158	(458,281)	75,872
Net (income) loss attributable to redeemable non-controlling interests	—	1,179	(1,438)
Other comprehensive (income) loss attributable to redeemable non-controlling interest	—	(1,810)	7,526
Comprehensive income (loss) attributable to Equinix	$11,158	$(458,912)	$81,960
See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)
For the Three Years Ended December 31, 2015
(in thousands, except share data)

							Accumulated
							other		Total
	Common stock		Treasury stock		Additional	Accumulated	comprehensive	Accumulated	stockholder's
	Shares	Amount	Shares	Amount	paid-in capital	dividends	income (loss)	deficit	equity
Balance as of December 31, 2012	49,139,851	$49	(363,743)	$(36,676)	$2,582,238	$—	$(101,042)	$(131,128)	$2,313,441
Net income	—	—	—	—	—	—	—	96,123	96,123
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	(1,438)	(1,438)
Other comprehensive loss	—	—	—	—	—	—	(20,251)	—	(20,251)
Other comprehensive loss attributable to redeemable non-controlling interests	—	—	—	—	—	—	7,526	—	7,526
Issuance of common stock and release of treasury stock for employee equity awards	1,093,373	1	8,198	805	31,087	—	—	—	31,893
Release of treasury stock upon conversions of convertible debt	—	—	68	7	(1)	—	—	—	6
Common shares repurchased	—	—	(288,739)	(48,799)	—	—	—	—	(48,799)
Change in redemption value of redeemable non-controlling interests	—	—	—	—	(47,940)	—	—	—	(47,940)
Tax benefit from employee stock plans	—	—	—	—	25,638	—	—	—	25,638
Stock-based compensation, net of estimated forfeitures	—	—	—	—	102,865	—	—	—	102,865
Balance as of December 31, 2013	50,233,224	50	(644,216)	(84,663)	2,693,887	—	(113,767)	(36,443)	2,459,064
Net loss	—	—	—	—	—	—	—	(260,726)	(260,726)
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	1,179	1,179
Other comprehensive loss	—	—	—	—	—	—	(197,555)	—	(197,555)
Other comprehensive income attributable to redeemable non-controlling interests	—	—	—	—	—	—	(1,810)	—	(1,810)
Issuance of common stock and release of treasury stock for employee equity awards	933,554	1	7,846	1,185	28,134	—	—	—	29,320
Common shares repurchased	—	—	(1,517,743)	(297,958)	—	—	—	—	(297,958)
Issuance of common stock and release of treasury stock for the exchanges and conversions of 4.75% convertible debt	1,411,851	2	1,000,102	147,706	43,024	—	—	—	190,732
Issuance of common stock and release of treasury stock for the exchange of 3.00% convertible debt	1,248,578	1	700,000	139,004	77,953	—	—	—	216,958
Issuance of common stock and release of treasury stock for conversions of 3.00% convertible debt	1,195,496	1	400,144	83,315	95,428	—	—	—	178,744
Issuance of common stock for special distribution	1,482,419	2	—	—	332,732	(414,856)	—	—	(82,122)
Accrued dividends on unvested equity awards	—	—	—	—	—	(9,531)	—	—	(9,531)
Change in redemption value of redeemable non-controlling interests	—	—	—	—	(90,913)	—	—	—	(90,913)
Purchase of redeemable non-controlling interests	—	—	—	—	17,977	—	(19,311)	—	(1,334)
Tax benefit from employee stock plans	—	—	—	—	18,561	—	—	—	18,561
Stock-based compensation, net of estimated forfeitures	—	—	—	—	117,522	—	—	—	117,522

							Accumulated
							other		Total
	Common stock		Treasury stock		Additional	Accumulated	comprehensive	Accumulated	stockholder's
	Shares	Amount	Shares	Amount	paid-in capital	dividends	income (loss)	deficit	equity
Balance as of December 31, 2014	56,505,122	57	(53,867)	(11,411)	3,334,305	(424,387)	(332,443)	(295,990)	2,270,131
Net income	—	—	—	—	—	—	—	187,774	187,774
Other comprehensive loss	—	—	—	—	—	—	(176,616)	—	(176,616)
Issuance of common stock in public offering of common stock	2,994,792	3	—	—	829,493	—	—	—	829,496
Issuance of common stock and release of treasury stock for employee equity awards	856,406	1	7,348	1,546	28,493	—	—	—	30,040
Issuance of common stock and release of treasury stock for the exchanges and conversions of 4.75% convertible debt	90,163	—	11,784	2,492	5,392	—	—	—	7,884
Dividend distributions	—	—	—	—	—	(393,584)	—	—	(393,584)
Settlement of accrued dividends on vested equity awards	—	—	—	—	3,775	—	—	—	3,775
Issuance of common stock and cash payment for special distribution	1,688,411	1	—	—	501,513	(627,221)	—	—	(125,707)
Accrued dividends on unvested equity awards	—	—	—	—	—	(23,280)	—	—	(23,280)
Tax benefit from employee stock plans	—	—	—	—	30		—	—	30
Stock-based compensation, net of estimated forfeitures	—	—	—	—	135,443	—	—	—	135,443
Balance as of December 31, 2015	62,134,894	$62	(34,735)	$(7,373)	$4,838,444	$(1,468,472)	$(509,059)	$(108,216)	$2,745,386
See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$187,774	$(260,726)	$96,123
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	498,134	453,935	405,444
Stock-based compensation	132,443	117,990	102,940
Excess tax benefits from stock-based compensation	(30)	(19,582)	(27,330)
Amortization of intangible assets	27,446	27,756	27,027
Amortization of debt issuance costs and debt discounts	16,050	18,667	23,868
Provision for allowance for doubtful accounts	5,037	7,093	5,819
Restructuring charges (reversals)	—	—	(4,837)
Loss on debt extinguishment	289	156,990	108,501
Foreign currency transactions and other, net	16,490	19,912	11,543
Changes in operating assets and liabilities:
Accounts receivable	(44,583)	(101,966)	(27,956)
Income taxes, net	(109,579)	226,774	(108,189)
Other assets	(70,371)	(6,496)	(36,853)
Accounts payable and accrued expenses	109,125	10,681	7,242
Other liabilities	126,568	38,392	21,266
Net cash provided by operating activities	894,793	689,420	604,608
Cash flows from investing activities:
Purchases of investments	(359,031)	(545,997)	(968,971)
Sales of investments	837,708	573,582	276,351
Maturities of investments	35,431	211,966	213,484
Business acquisitions, net of cash acquired	(245,553)	—	(49,337)
Purchases of real estate	(38,282)	(16,791)	(74,332)
Purchases of other property, plant and equipment	(868,120)	(660,203)	(572,406)
Increase in restricted cash	(512,319)	(968)	(837,190)
Release of restricted cash	15,239	2,572	843,088
Net cash used in investing activities	(1,134,927)	(435,839)	(1,169,313)
Cash flows from financing activities:
Purchases of treasury stock	—	(297,958)	(48,799)
Proceeds from employee equity awards	30,040	29,320	31,892
Excess tax benefits from stock-based compensation	30	19,582	27,330
Payment of dividends and special distribution	(521,461)	(83,266)	—
Purchase of non-controlling interests	—	(226,276)	—
Proceeds from public offering of common stock, net of issuance costs	829,496	—	—
Proceeds from senior notes	1,100,000	1,250,000	1,500,000
Proceeds from loans payable	1,197,108	508,826	28,038
Repayment of senior notes	—	(750,000)	(750,000)
Repayment of convertible debt	—	(29,513)	—
Repayment of capital lease and other financing obligations	(28,663)	(18,030)	(40,133)
Repayment of mortgage and loans payable	(715,270)	(153,473)	(52,500)
Debt extinguishment costs	—	(116,517)	(97,864)
Debt issuance costs	(18,098)	(25,294)	(23,057)
Net cash provided by financing activities	1,873,182	107,401	574,907
Effect of foreign currency exchange rates on cash and cash equivalents	(15,127)	(11,959)	(521)
Net increase in cash and cash equivalents	1,617,921	349,023	9,681
Cash and cash equivalents at beginning of period	610,917	261,894	252,213
Cash and cash equivalents at end of period	$2,228,838	$610,917	$261,894
Supplemental cash flow information
Cash paid for taxes	$132,302	$117,197	$123,690
Cash paid for interest	$237,410	$262,018	$210,629
See accompanying notes to consolidated financial statements.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Business and Summary of Significant Accounting Policies
Nature of Business
Equinix, Inc. (“Equinix” or the “Company”) was incorporated in Delaware on June 22, 1998. Equinix provides colocation space and related services. Global enterprises, content providers, financial companies and network service providers rely upon Equinix’s insight and expertise to safehouse and connect their most valued information assets. The Company operates International Business ExchangeTM (“IBX®”) data centers, or IBX data centers across Americas; Europe, Middle East and Africa (“EMEA”) and Asia-Pacific geographic regions where customers directly interconnect with a network ecosystem of partners and customers. More than 1,000 network service providers offer access to the world’s Internet routes inside the Company’s IBX data centers. This access to Internet routes provides Equinix customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location.
The Company began operating as a Real Estate Investment Trust ("REIT") for federal income tax purposes effective January 1, 2015. See “Income Taxes” in Note 1 below for additional information.
On November 2, 2015, the Company acquired Bit-isle, Inc. ("Bit-isle), a Tokyo-based company which primarily provides data center services in Japan. On January 15, 2016, the Company completed its acquisition of Telecity Group plc ("TelecityGroup") which provides data center services in Europe. As a result of these acquisitions, the Company operates 145 IBX data centers in 40 markets across five continents.
Basis of Presentation, Consolidation and Foreign Currency
The accompanying consolidated financial statements include the accounts of Equinix and its subsidiaries, including the acquisitions of Bit-isle Inc. ("Bit-isle) from November 2, 2015, Nimbo Technologies Inc. ("Nimbo") from January 14, 2015 and Frankfurt Kleyer 90 Carrier Hotel from October 1, 2013. All intercompany accounts and transactions have been eliminated in consolidation. Foreign exchange gains or losses resulting from foreign currency transactions, including intercompany foreign currency transactions, that are anticipated to be repaid within the foreseeable future, are reported within other income (expense) on the Company’s accompanying consolidated statements of operations. For additional information on the impact of foreign currencies to the Company’s consolidated financial statements, see “Accumulated Other Comprehensive Loss” in Note 11.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S.") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the allowance for doubtful accounts, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property, plant and equipment, assets acquired and liabilities assumed from acquisitions, asset retirement obligations, restructuring charges, redemption value of redeemable non-controlling interests and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable.
Cash, Cash Equivalents and Short-Term and Long-Term Investments
The Company considers all highly liquid instruments with an original maturity from the date of purchase of three months or less to be cash equivalents. Cash equivalents consist of money market mutual funds and highly liquid debt securities of corporations and certificates of deposit with original maturities up to 90 days. Short-term investments generally consist of debt securities with original maturities of between 90 days and one year. Long-term investments consist of debt securities with original maturities greater than 365 days and publicly traded equity securities. The Company’s fixed income securities and publicly traded equity securities are classified as “available-for-sale” and are carried at fair value with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income (loss). The cost of securities sold is based on the specific identification method. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Equity method and cost method investments
The Company's non-marketable securities are accounted under cost method accounting. The Company records the dividends declared by the investees in other income and expense in the consolidated statement of operations and records any dividends in excess of earnings as a reduction of cost of investment. The Company's other equity investments include private equity investments which are accounted under equity method accounting. The Company adjusts the carrying amount of an investment for its share of the earnings and losses of the investees and recognizes its share of income or loss in other income and expense in the consolidated statement of operations. The Company records cost method and equity method investments in other assets in the consolidated balance sheet. The Company reviews these investments periodically to determine if any investments may be other-than-temporarily impaired primarily based on the financial condition and near-term prospects of these companies and funds.
Financial Instruments and Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, short-term investments, long-term investments and accounts receivable. Risks associated with cash, cash equivalents, short-term investments and long-term investments are mitigated by the Company’s investment policy, which limits the Company’s investing to only those marketable securities rated at least A-1/P-1 Short Term Rating and A-/A3 Long Term Rating, as determined by independent credit rating agencies. Risk to the Company’s investment portfolio is further mitigated by its significant weighting in U.S. government securities in order to achieve REIT asset measure requirements.
A significant portion of the Company’s customer base is comprised of businesses throughout the Americas. However, a portion of the Company’s revenues are derived from the Company’s EMEA and Asia-Pacific operations. The following table sets forth percentages of the Company’s revenues by geographic region for the years ended December 31:

	2015	2014	2013
Americas	55%	56%	59%
EMEA	26%	26%	24%
Asia-Pacific	19%	18%	17%
No single customer accounted for greater than 10% of accounts receivable or revenues as of or for the years ended December 31, 2015, 2014 and 2013.
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
During the three months ended December 31, 2014, the Company revised the estimated useful lives of certain of its property, plant and equipment as part of a review of the related assumptions. As a result, the Company recorded an insignificant amount of higher depreciation expense for the quarter ended December 31, 2014 due to the reduction of the estimated useful lives of certain

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of its property, plant and equipment. This change was accounted for as a change in accounting estimate on a prospective basis effective October 1, 2014 under the accounting standard for change in accounting estimates. The Company did not revise the estimated useful lives of the property, plant and equipment during the years ended December 31, 2015 and 2013.
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
Asset Retirement Costs
The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. Subsequent to the initial measurement, the Company accretes the liability in relation to the asset retirement obligations over time and the accretion expense is recorded as a cost of revenue. The Company’s asset retirement obligations are primarily related to its IBX data centers, of which the majority are leased under long-term arrangements, and, in certain cases, are required to be returned to the landlords in their original condition. The majority of the Company’s IBX data center leases have been subject to significant development by the Company in order to convert them from, in most cases, vacant buildings or warehouses into IBX data centers. The majority of the Company’s IBX data centers’ initial lease terms expire at various dates ranging from 2017 to 2065 and most of them enable the Company to extend the lease terms.
Goodwill and Other Intangible Assets
The Company has three reportable segments comprised of the 1) Americas, 2) EMEA and 3) Asia-Pacific geographic regions, which the Company also determined are its reporting units. As of December 31, 2015, the Company had goodwill attributable to its Americas, EMEA and Asia-Pacific reporting units. In 2014, the Company changed its annual goodwill impairment testing date from November 30th to October 31st of each year, commencing on October 31, 2014, to better align its annual goodwill impairment test with the timing of the Company’s budgeting and forecasting process.
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
The Company assessed qualitative and quantitative factors during the fourth quarter of 2015 to determine whether it was more likely than not that the fair value of its Americas reporting unit, EMEA reporting unit and Asia-Pacific reporting unit was less than its carrying value. Qualitative factors considered in the assessment include industry and market conditions, overall financial performance, and other relevant events and factors affecting the reporting unit. Additionally, as part of this analysis, the Company may perform a quantitative analysis to support the qualitative factors by evaluating sensitivities to assumptions and inputs used in measuring a reporting unit's fair value. Prior to 2015, the Company performed the first step of the two-step goodwill impairment test for its Americas, EMEA and Asia-Pacific reporting units during the quarter ended December 31, 2014 and 2013. In order to determine the fair value of each reporting unit, the Company utilizes the discounted cash flow and market methods. The Company had used both methods in its goodwill impairment tests as it believes both methods, in conjunction with each other, provide a reasonable estimate of the determination of fair value of each reporting unit – the discounted cash flow method being specific to anticipated future results of the reporting unit and the market method, which is based on the Company’s market sector including its competitors. The assumptions supporting the discounted cash flow method was determined using the Company’s best estimates as of the date of the impairment review. As of October 31, 2015, the Company concluded that it was more likely than not that goodwill attributed to the Company’s Americas, EMEA and Asia-Pacific reporting units was not impaired as the fair value of each

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

reporting unit exceeded the carrying value of its respective reporting unit, including goodwill. In addition, the Company concluded that no events occurred or circumstances changed subsequent to October 31, 2015 through December 31, 2015 that would more likely than not reduce the fair value of the Americas, EMEA and Asia-Pacific reporting units below its carrying value. The Company has performed various sensitivity analyses on certain of the assumptions used in the discounted cash flow method, such as forecasted revenues and discount rate, and notes that no reasonably possible changes would reduce the fair value of the reporting unit to such a level that would cause an impairment charge.
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
The Company adopted Accounting Standards Update 2015-03, Interest - Imputation of Interest (“ASU 2015-03”), and Accounting Standards Update 2015-15, Interest - Imputation of Interest Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), during the year ended December 31, 2015. In accordance with ASU 2015-03, loan fees and costs associated with outstanding debt have been classified as a reduction of debt in the accompanying consolidated balance sheets. In accordance with ASU 2015-15, loans fees and costs associated with the line-of-credit arrangements have been classified as other assets in the accompanying consolidated balance sheets. As a result of the adoption of ASU 2015-03, the Company reclassified debt issuance costs of $35,455,000 at December 31, 2014 from other assets to debt. As of December 31, 2015, debt issuance costs of $47,028,000 were classified as a reduction of debt.
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
To assess effectiveness of derivatives that qualify for hedge accounting, the Company uses a regression analysis. The extent to which a hedging instrument has been and is expected to continue to be effective at achieving offsetting changes in cash flows is assessed and documented at least quarterly. Any ineffectiveness is reported in current-period earnings. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income (loss) and recognized in the consolidated statements of operations when the hedged cash flows affect earnings. The ineffective portion of cash flow hedges is immediately recognized in earnings. If the hedge relationship is terminated, then the change in fair value of the derivative recorded in other comprehensive income (loss) is recognized in earnings when the cash flows that were hedged occur, consistent with the original hedge strategy. For hedge relationships discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related derivative amounts recorded in other comprehensive income (loss) are immediately recognized in earnings. The Company does not use derivatives for speculative or trading purposes.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Fair Value Measurements
The Company measures and reports certain financial assets and liabilities at fair value on a recurring basis, including its investments in money market funds and available-for-sale debt investments in other public companies, governmental units and other agencies, publicly traded equity securities and derivatives.
The Company also follows the accounting standard for the measurement of fair value for non-financial assets and liabilities on a nonrecurring basis. These include:

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
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable such as a significant decrease in market price of a long-lived asset, a significant adverse change in legal factors or business climate that could affect the value of a long-lived asset or a continuous deterioration of the Company’s financial condition. Recoverability of assets to be held and used is assessed by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated discounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.
The Company did not record any impairment charges related to its long-lived assets during the years ended December 31, 2015, 2014 and 2013.
Revenue Recognition
Equinix derives more than 90% of its revenues from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing of cabinet space and power; (2) interconnection offerings, such as cross connects and Equinix Exchange ports; (3) managed infrastructure services and (4) other revenues consisting of rental income from tenants or subtenants. The remainder of the Company’s revenues are from non-recurring revenue streams, such as installation revenues, professional services, contract settlements and equipment sales. Revenues from recurring revenue streams are generally billed monthly and recognized ratably over the term of the contract, generally one to three years for IBX data center colocation customers. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the period the customer is expected to benefit from the installation. Professional service fees are recognized in the period in which the services were provided and represent the culmination of a separate earnings process as long as they meet the criteria for separate recognition under the accounting standard related to revenue arrangements with multiple deliverables. Revenue from bandwidth and equipment sales is

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

recognized on a gross basis in accordance with the accounting standard related to reporting revenue gross as a principal versus net as an agent, primarily because the Company acts as the principal in the transaction, takes title to products and services and bears inventory and credit risk. To the extent the Company does not meet the criteria for recognizing bandwidth and equipment services as gross revenue, the Company records the revenue on a net basis. Revenue from contract settlements, when a customer wishes to terminate their contract early, is generally recognized on a cash basis, when no remaining performance obligations exist, to the extent that the revenue has not previously been recognized.
The Company guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any credits given to the customer as a result. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized, and historically, these credits have generally not been significant. There were no significant service level credits issued during the years ended December 31, 2015, 2014 and 2013.
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
The Company began operating as a REIT for federal income tax purposes effective January 1, 2015. In May 2015, the Company received a favorable private letter ruling (“PLR”) from the U.S. Internal Revenue Service (“IRS”). As a result, the Company may

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

deduct the distributions made to its shareholders from taxable income generated by the Company's Qualified REIT Subsidiaries (“QRSs”). The Company’s dividends paid deduction generally eliminates the U.S. taxable income of the Company's QRSs, resulting in no U.S. income tax due. However, the Taxable REIT Subsidiaries (“TRSs”) will continue to be subject to income taxes on any taxable income generated by them. In addition, the foreign operations of the Company will continue to be subject to local income taxes regardless of whether the foreign operations are operated as a QRS or TRS.
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
The Company uses the Black-Scholes option-pricing model to determine the fair value of its employee stock purchase plan. The determination of the fair value of shares purchased under the employee stock purchase plan is affected by assumptions regarding a number of complex and subjective variables including the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock purchase behaviors. The Company estimated the expected volatility by using the average historical volatility of its common stock that it believed was best representative of future volatility. The risk-free interest rate used was based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the equity awards. The expected dividend rate used in 2015 was based on average dividend yields and the expected dividend rate used prior to 2015 was zero as the Company did not anticipate paying dividends. The expected term used was equal to the term of each purchase window.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Earnings Per Share
The Company computes basic and diluted EPS for net income (loss) attributable to the Company. Basic EPS is computed using net income (loss) attributable to the Company and the weighted-average number of common shares outstanding. Diluted EPS is computed using net income attributable to the Company, adjusted for interest expense as a result of the assumed conversion of the Company’s 3.00% Convertible Subordinated Notes and 4.75% Convertible Subordinated Notes, if dilutive, and the weighted-average number of common shares outstanding plus any dilutive potential common shares outstanding. Dilutive potential common shares include the assumed exercise, vesting and issuance activity of employee equity awards using the treasury stock method, as well as shares issuable upon the assumed conversion of the 3.00% Convertible Subordinated Notes and 4.75% Convertible Subordinated Notes.
Redeemable Non-Controlling Interests
Non-controlling interests in subsidiaries that are redeemable for cash or other assets outside of the Company’s control are classified as mezzanine equity, outside of equity and liabilities, and are adjusted to fair value on each balance sheet date. The resulting changes in fair value of the estimated redemption amount, increases or decreases, are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital
For further information on redeemable non-controlling interests, see Note 10 below.
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
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) ("ASU 2016-02"). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2016-02 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. While the Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, the Company believes this standard will have a significant impact on its consolidated financial statements due, in part, to the substantial amount of operating leases it has.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10) ("ASU 2016-01"), which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income other than those accounted for under equity method of accounting or those that result in consolidation of the investees). The ASU also requires that an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition the ASU eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. ASU 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), to simplify the presentation of deferred income taxes by eliminating the requirement to separate deferred tax assets and liabilities into current and noncurrent amounts. ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent and is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company adopted ASU 2015-17 as of December 31, 2015 and applied the guidance prospectively.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (“ASU 2015-16”), to simplify accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years with early adoption permitted. The amendments in this ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects as a result of changes to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (“ASU 2015-03”), to simplify the presentation of debt issuance costs. The ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs is not affected by this ASU. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016, with early adoption permitted. In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which amends ASU 2015-03 and provides guidance for the presentation of debt issuance costs associated with line-of-credit arrangements. ASU 2015-15 provides that debt issuance costs associated with line-of-credit arrangements may be presented in the balance sheet as assets. The Company adopted ASU 2015-03 and ASU 2015-15 in the three months ended September 30, 2015. As a result of the adoption of ASU 2015-03, the Company reclassified debt issuance costs of $35,455,000 at December 31, 2014 from other assets to debt. As of December 31, 2015, debt issuance costs of $47,028,000 were classified as a reduction of debt.
In February 2015, the FASB issued ASU 2015-02, Consolidations (“ASU 2015-02”). This ASU requires companies to adopt a new consolidation model, specifically: (1) the ASU modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) the ASU eliminates the presumption that a general partner should consolidate limited partnership; (3) the ASU affects the consolidation analysis of reporting entities that involved with VIEs and (4) the ASU provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company does not believe the adoption of ASU 2015-02 will have a significant impact on its consolidated financial statements.
In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (“ASU 2015-01”), to simplify the income statement presentation requirements by eliminating the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not believe the adoption of ASU 2015-01 will have a significant impact on its consolidated financial statements.
In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

annual periods beginning after December 15, 2016, with early adoption permitted. The Company does not believe the adoption of ASU 2014-15 will have a significant impact on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This ASU requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which companies expect to be entitled in exchange for those goods or services. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. This ASU was originally effective for fiscal years and interim periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (“ASU 2015-14”), which amends ASU 2014-09 and defers its effective date to fiscal years and interim reporting periods beginning after December 15, 2017. ASU 2015-14 permits earlier application only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact that the adoption of these standards will have on its consolidated financial statements.
2.     Acquisitions
Bit-isle Acquisition
On November 2, 2015, the Company, acting through its Japanese subsidiary, completed a cash tender offer for approximately 97% of the equity instruments, including stock options, of Tokyo-based Bit-isle. The Company acquired the remaining outstanding equity instruments of Bit-isle in December 2015. The offer price was JPY 922 per share, in an all cash transaction totaling ¥33,196,000,000 or approximately $275,367,000.
On September 30, 2015, the Company, acting through its Japanese subsidiaries as borrowers, entered into a term loan agreement (the “Bridge Term Loan Agreement”) with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”). Pursuant to the Bridge Term Loan Agreement, BTMU has committed to provide a senior bridge loan facility (the “Bridge Term Loan”) in the amount of up to ¥47,500,000,000, or approximately $395,339,000 at the exchange rate in effect on December 31, 2015. Proceeds from the Bridge Term Loan are to be used exclusively for the acquisition of Bit-isle, the repayment of Bit-isle’s existing debt and transaction costs incurred in connection with the closing of the Bridge Term Loan and the acquisition of Bit-isle. For further information on the Bridge Term Loan, see Note 9 below.
The Company included Bit-isle’s results of operations from November 2, 2015 and the estimated fair value of assets acquired and liabilities assumed in its consolidated balance sheets beginning November 2, 2015. The Company incurred acquisition costs of approximately $8,645,000 for the year ended December 31, 2015 related to the Bit-isle Acquisition.
The Company has initially designated all the legal entities acquired in the Bit-isle Acquisition as taxable REIT subsidiaries (“TRSs”).

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Purchase Price Allocation
Under the acquisition method of accounting, the total purchase price was allocated to Bit-isle’s net tangible and intangible assets based upon their fair value as of the Bit-isle acquisition date. Based upon the purchase price and the valuation of Bit-isle, the purchase price allocation was as follows (in thousands):

Cash and cash equivalent	$33,198
Accounts receivable	7,359
Other current assets	51,038
Long-term investments	3,806
Property, plant and equipment	308,985
Goodwill	95,444
Intangible assets	111,374
Other assets	22,981
Total assets acquired	634,185
Accounts payable and accrued expenses	(15,028)
Accrued property, plant and equipment	(465)
Capital lease and other financing obligations	(108,833)
Mortgage and loans payable	(190,227)
Other current liabilities	(8,689)
Deferred tax liabilities	(32,192)
Other liabilities	(3,384)
Net assets acquired	$275,367
The following table presents certain information on the acquired identifiable intangible assets (dollars in thousands):

Intangible assets	Fair value	Estimated useful lives (years)	Weighted-average estimated useful lives (years)
Customer relationships	$105,434	13	13.0
Trade name	3,455	2	2.0
Favorable solar contracts	2,410	18	18.0
Other intangible assets	75	0.25	0.25
The fair value of customer relationships was estimated by applying an income approach. The fair value was determined by calculating the present value of estimated future operating cash flows generated from existing customers less costs to realize the revenue. The Company applied a weighted-average discount rate of approximately 11.0%, which reflected the nature of the assets as it relates to the estimated future operating cash flows. Other significant assumptions used to estimate the fair value of the customer relationships include projected revenue growth, customer attrition rates, sales and marketing expenses and operating margins. The fair value of the Bit-isle trade name was estimated using the relief of royalty approach. The Company applied a relief of royalty rate of 2.0% and a weighted-average discount rate of approximately 12.0%. The other acquired identifiable intangible assets were estimated by applying an income or cost approach as appropriate. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in the accounting standard for fair value measurements.
The Company determined the fair value of the loans payable assumed in the Bit-isle Acquisition by estimating Bit-isle’s debt rating and reviewed market data with a similar debt rating and other characteristics of the debt, including the maturity date and security type. During the year ended December 31, 2015, the Company prepaid and terminated the majority of these loans payable. In conjunction with the repayment of the loans payable, the company incurred an insignificant amount of pre-payment penalties and interest rate swap termination costs, which were recorded as interest expense in the consolidated statement of operations.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill is not expected to be deductible for local tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. Goodwill recorded as a result of the Bit-isle acquisition is attributable to the Company’s Asia-Pacific reportable segment (see Note 16) and reporting unit (see Note 5). For the quarter and year ended December 31, 2015, Bit-isle recognized revenues of $21,588,000 and had a net loss of $3,233,000, which were included in the Company’s consolidated statements of operations.
Unaudited Pro Forma Combined Consolidated Financial Information
The following unaudited pro forma combined consolidated financial information has been prepared by the Company using the acquisition method of accounting to give effect to the Bit-isle Acquisition as though the acquisition occurred on January 1, 2014. The unaudited pro forma combined consolidated financial information reflect certain adjustments, such as additional depreciation, amortization and interest expense on assets and liabilities acquired.
The unaudited pro forma combined consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisitions occurred on the above dates, nor is it necessarily indicative of the future results of operations of the combined company.
The following table sets forth the unaudited pro forma consolidated combined results of operations for the years ended December 31 (in thousands):

	2015	2014
Revenues	$2,847,411	$2,614,127
Net income	195,501	(251,067)
Nimbo Acquisition
On January 14, 2015, the Company acquired all of the issued and outstanding share capital of Nimbo Technologies Inc. (“Nimbo”), a company which specializes in migrating business applications to the cloud with extensive experience moving legacy applications into a hybrid cloud architecture, and connecting legacy data centers to the cloud, for a cash payment of $10,000,000 and a contingent earn-out arrangement to be paid over two years (the “Nimbo Acquisition”). Nimbo continues to operate under the Nimbo name. The Nimbo Acquisition was accounted for using the acquisition method. As a result of the Nimbo Acquisition, the Company recorded goodwill of $17,192,000, which represents the excess of the total purchase price over the fair value of the assets acquired and liabilities assumed. The Company recorded the contingent earn-out arrangement at its estimated fair value. The results of operations for Nimbo are not significant to the Company; therefore, the Company does not present its purchase price allocation or pro forma combined results of operations. In addition, any prospective changes in the Company’s earn-out estimates are not expected to have a material effect on the Company’s consolidated statement of operations.
Offer for TelecityGroup
On May 29, 2015, the Company announced a cash and share offer for the entire issued and to be issued share capital of Telecity Group plc (“TelecityGroup”). TelecityGroup operates data center facilities in strategic internet hub cities across Europe. The acquisition of TelecityGroup enhances the Company’s existing data center portfolio by adding seven new markets in Europe including Bulgaria, Finland, Ireland, Italy, Poland, Sweden and Turkey. The transaction closed in January 2016. See Note 18 for additional information.
As the offer to TelecityGroup included an element of cash, the Company was required to include a confirmation that the Company had sufficient cash available to fulfill the offer, according to the UK Takeover Code. As a result, the Company placed £322,851,000 or approximately $475,689,000 into a restricted cash account, which was included in the current portion of restricted cash in the consolidated balance sheet as of December 31, 2015.
In connection with TelecityGroup acquisition, the Company entered into a bridge credit agreement with J.P. Morgan Chase Bank, N.A. (“JPMCB”) as the initial lender and as administrative agent for the lenders (the “Lenders”) for a principal amount of £875,000,000 or approximately $1,289,000,000 at the exchange rate in effect on December 31, 2015 (the “Bridge Loan”). The Bridge Loan had an initial maturity of 12 months from the date of the first drawdown and, at the initial maturity date (if not repaid prior to that time), would have been converted into seven-year extended term loan. Commitment fees associated with the Bridge

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Loan were approximately £4,375,000 or $6,446,000 at the exchange rate in effect on December 31, 2015. As of December 31, 2015, the Company had accrued the commitment fees associated with the Bridge Loan and the fees were included in interest expense in the consolidated statement of operations. The Bridge Loan was unsecured and was guaranteed by certain of the Company’s domestic subsidiaries. As of December 31, 2015, the Company had not made any advances on the Bridge Loan. The Bridge Loan was terminated on January 8, 2016.
The Company will initially designate all the legal entities acquired as taxable REIT subsidiaries (“TRSs”).
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
Purchase Price Allocation
Under the acquisition method of accounting, the total purchase price was allocated to Frankfurt Kleyer 90 Carrier Hotel’s net tangible and intangible assets based upon their fair value as of the Frankfurt Kleyer 90 Carrier Hotel acquisition date. Based upon the purchase price and the valuation of Frankfurt Kleyer 90 Carrier Hotel, the purchase price allocation was as follows (in thousands):

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
The fair value of customer contracts was estimated by applying an income approach. The fair value was determined by calculating the present value of estimated future operating cash flows generated by existing customer relationships less costs to realize the revenue. The Company applied a discount rate of approximately 9.0%, which reflects the nature of the assets as it relates to the estimated future operating cash flows. Other significant assumptions used to estimate the fair value of the customer contracts include projected revenue growth, customer attrition rates, sales and marketing expenses and operating margins. The fair value of leases was estimated using the market approach. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in the accounting standard for fair value measurements.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company determined the fair value of the mortgage payable assumed in the Frankfurt Kleyer 90 Hotel Acquisition by estimating Frankfurt Kleyer 90 Hotel’s debt rating and reviewing market data with a similar debt rating and other characteristics of the debt, including the maturity date and security type.
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
3.    Earnings Per Share
The following table sets forth the computation of basic and diluted EPS for the years ended December 31 (in thousands, except per share amounts):

	2015	2014	2013
Net income (loss)	$187,774	$(260,726)	$96,123
Net (income) loss attributable to redeemable non-controlling interests	—	1,179	(1,438)
Net income (loss) attributable to Equinix, basic and diluted	$187,774	$(259,547)	$94,685

Weighted-average shares used to calculate basic EPS	57,790	52,359	49,438
Effect of dilutive securities:
Employee equity awards	693	—	678
Total dilutive potential shares	693	—	678
Weighted-average shares used to calculate diluted EPS	58,483	52,359	50,116

EPS attributable to Equinix:
Basic EPS	$3.25	$(4.96)	$1.92
Diluted EPS	$3.21	$(4.96)	$1.89

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth potential shares of common stock that are not included in the diluted EPS calculation above because to do so would be anti-dilutive for the years ended December 31 (in thousands):

	2015	2014	2013
Shares related to the potential conversion of 3.00% convertible subordinated notes	—	861	3,613
Shares related to the potential conversion of 4.75% convertible subordinated notes	1,977	2,824	4,432
Common stock related to employee equity awards	88	1,820	254
	2,065	5,505	8,299
4.    Assets Held for Sale
In order to obtain the approval of the European Commission for the acquisition of TelecityGroup, the Company and TelecityGroup have agreed to divest certain data centers, including the Company’s London 2 data center in London, UK ("LD2"). There is no definitive agreement to date with any buyer or buyers and any such agreement will be subject to the approval of the European Commission. The assets and liabilities of this data center, which are included within the EMEA operating segment, were classified as held for sale in the fourth quarter of 2015 and, therefore, the corresponding depreciation and amortization expense was ceased at that time. This anticipated divestiture is not presented as discontinued operations in our consolidated statements of operations, because it does not represent a strategic shift in our business, as the Company will continue operating similar businesses after the acquisition. During the fourth quarter of 2015, the Company entered into an agreement to sell a parcel of land in San Jose, California, whose sale was completed in February 2016. The consolidated financial statements reflect the LD2 data center assets and liabilities and San Jose land parcel as held for sale in the accompanying consolidated balance sheet as of December 31, 2015. During the years ended December 31, 2015 and 2014, the Company recognized revenue of $17,579,000 and $21,772,000, respectively, and net income of $7,166,000 and $9,218,000, respectively from LD2.
When an asset is classified as held for sale, the asset’s book value is evaluated and adjusted to the lower of its carrying amount or fair value less cost to sell. As of December 31, 2015, the Company determined that assets held for sale had not been impaired.
The following table summarizes the assets and liabilities of the LD2 data center and San Jose land parcel classified as held for sale in the consolidated balance sheet as of December 31, 2015 (in thousands):

Accounts Receivable	$2,222
Other current assets	408
Property, plant and equipment	23,533
Goodwill	5,000
Intangible assets	784
Other assets	1,310
Total assets held for sale	$33,257
Accounts payable and accrued expenses	$(654)
Accrued property, plant and equipment	(816)
Other current liabilities	(435)
Other liabilities	(1,630)
Total liabilities held for sale	$(3,535)

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.    Balance Sheet Components
Cash, Cash Equivalents and Short-Term and Long-Term Investments
Cash, cash equivalents and short-term and long-term investments consisted of the following as of December 31 (in thousands):

	2015	2014
Cash and cash equivalents:
Cash (1)	$1,139,554	$207,953
Cash equivalents:
Money market funds	1,089,284	402,964
Total cash and cash equivalents	2,228,838	610,917
Marketable securities:
U.S. government securities	—	336,440
U.S. government agency securities	—	192,955
Certificates of deposit	14,106	439
Publicly traded equity securities	3,353	—
Total marketable securities	17,459	529,834
Total cash, cash equivalents and short-term and long-term investments	$2,246,297	$1,140,751
_________________________
(1)Excludes restricted cash.
As of December 31, 2015 and 2014, cash and cash equivalents included investments which were readily convertible to cash and had original maturity dates of 90 days or less. The maturities of debt instruments classified as short-term investments were one year or less as of December 31, 2015 and 2014. The maturities of debt instruments classified as long-term investments were greater than one year and less than three years as of December 31, 2015 and 2014. Through the acquisition of Bit-isle, the Company acquired certain publicly-traded equity securities which were included in long-term investment in the consolidated balance sheet as of December 31, 2015.
The following table summarizes the cost and estimated fair value of marketable debt securities based on stated effective maturities as of December 31 (in thousands):

	2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$12,875	$12,875	$529,567	$529,395
Due after one year through three years	1,231	1,231	439	439
Total	$14,106	$14,106	$530,006	$529,834
As of December 31, 2015, the Company’s net unrealized gains (losses) on its available-for-sale securities were comprised of the following (in thousands):

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Certificates of deposit	$14,106	$—	$—	$14,106
Publicly traded equity securities	3,561	—	(208)	3,353
Total	$17,667	$—	$(208)	$17,459
None of the securities held at December 31, 2015 were other-than-temporarily impaired.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

While certain marketable securities carry unrealized losses, the Company expects that it will receive both principal and interest according to the stated terms of each of the securities and that the increase or decline in market value is primarily due to changes in the interest rate environment from the time the securities were purchased as compared to interest rates at December 31, 2015.
As of December 31, 2014, the Company’s net unrealized gains (losses) on its available-for-sale securities were comprised of the following (in thousands):

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
U.S. government securities	$336,561	$45	$(166)	$336,440
U.S. government agency securities	193,006	30	(81)	192,955
Certificates of deposit	439	—	—	439
Total	$530,006	$75	$(247)	$529,834
None of the securities held at December 31, 2014 were other-than-temporarily impaired.
Accounts Receivable
Accounts receivable, net, consisted of the following as of December 31 (in thousands):

	2015	2014
Accounts receivable	$302,316	$272,036
Allowance for doubtful accounts	(10,352)	(9,466)
	$291,964	$262,570
Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest.
The following table summarizes the activity of the Company’s allowance for doubtful accounts (in thousands):

Balance as of December 31, 2012	$3,716
Provision for allowance for doubtful accounts	5,819
Net write-offs	(2,833)
Impact of foreign currency exchange	(62)
Balance as of December 31, 2013	6,640
Provision for allowance for doubtful accounts	7,093
Net write-offs	(3,825)
Impact of foreign currency exchange	(442)
Balance as of December 31, 2014	9,466
Provision for allowance for doubtful accounts	5,037
Net write-offs	(3,438)
Impact of foreign currency exchange	(713)
Balance as of December 31, 2015	$10,352

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Current Assets
Other current assets consisted of the following as of December 31 (in thousands):

	2015	2014
Prepaid expenses	$48,322	$29,501
Taxes receivable	33,979	17,071
Deferred tax assets, net	—	6,579
Other receivables	1,925	2,324
Derivative instruments	60,165	17,732
Other current assets	68,538	11,797
	$212,929	$85,004
Property, Plant and Equipment
Property, plant and equipment consisted of the following as of December 31 (in thousands):

	2015	2014
Core systems	$3,820,772	$3,252,569
Buildings	2,383,387	2,074,382
Leasehold improvements	1,204,900	1,053,451
Construction in progress	351,697	460,259
Personal Property	450,914	387,909
Land	183,946	160,035
	8,395,616	7,388,605
Less accumulated depreciation	(2,789,180)	(2,390,335)
	$5,606,436	$4,998,270

Core systems, buildings, leasehold improvements, personal property and construction in progress recorded under capital leases aggregated $725,337,000 and $585,288,000 as of December 31, 2015 and 2014, respectively. Amortization of the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $117,338,000 and $83,291,000 as of December 31, 2015 and 2014, respectively.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill and Other Intangibles
Goodwill and other intangible assets, net, consisted of the following as of December 31 (in thousands):

	2015	2014
Goodwill:
Americas	$460,203	$463,902
EMEA	374,070	404,093
Asia-Pacific	228,927	134,134
	$1,063,200	$1,002,129

Intangible assets:
Intangible assets - customer contracts	$311,581	$220,674
Intangible assets - favorable leases	22,783	24,300
Intangible assets - licenses	9,697	9,697
Intangible assets - others	13,491	8,132
	357,552	262,803
Accumulated amortization - customer contracts	(117,167)	(102,074)
Accumulated amortization - favorable leases	(8,909)	(7,656)
Accumulated amortization - licenses	(1,942)	(1,294)
Accumulated amortization - others	(4,969)	(4,252)
	(132,987)	(115,276)
	$224,565	$147,527
Changes in the carrying amount of goodwill by geographic regions are as follows (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of December 31, 2013	$471,845	$435,041	$135,267	$1,042,153
Impact of foreign currency exchange	(7,943)	(30,948)	(1,133)	(40,024)
Balance as of December 31, 2014	463,902	404,093	134,134	1,002,129
Purchase accounting adjustments	17,192	—	95,437	112,629
Asset held for sale adjustments	—	(5,000)	—	(5,000)
Impact of foreign currency exchange	(20,891)	(25,023)	(644)	(46,558)
Balance as of December 31, 2015	$460,203	$374,070	$228,927	$1,063,200

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in the net book value of intangible assets by geographic regions are as follows (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of December 31, 2012	$89,467	$84,186	$27,909	$201,562
Frankfurt Kleyer 90 Carrier Hotel acquisition (see Note 2)	—	10,010	—	10,010
New York IBX Center purchase	1,100	—	—	1,100
Adjustments	—	(2,070)	—	(2,070)
Amortization of intangibles	(12,604)	(11,613)	(2,810)	(27,027)
Impact of foreign currency exchange	(1,739)	2,196	150	607
Balance as of December 31, 2013	76,224	82,709	25,249	184,182
Amortization of intangibles	(12,257)	(12,795)	(2,704)	(27,756)
Impact of foreign currency exchange	(1,013)	(7,729)	(157)	(8,899)
Balance as of December 31, 2014	62,954	62,185	22,388	147,527
Nimbo acquisition	1,089	—	—	1,089
Bit-Isle acquisition	—	—	111,374	111,374
Asset held for sale adjustments	—	(784)	—	(784)
Write-off of intangible asset	—	(357)	—	(357)
Amortization of intangibles	(11,432)	(11,675)	(4,339)	(27,446)
Impact of foreign currency exchange	(1,968)	(5,014)	144	(6,838)
Balance as of December 31, 2015	$50,643	$44,355	$129,567	$224,565
The Company’s goodwill and intangible assets in EMEA, denominated in the United Arab Emirates dirham, British pounds and Euros, goodwill and intangible assets in Asia-Pacific, denominated in Singapore dollars, Hong Kong dollars, Japanese yen and Chinese yuan and certain goodwill and intangibles in Americas, denominated in Canadian dollars and Brazilian reals, are subject to foreign currency fluctuations. The Company’s foreign currency translation gains and losses, including goodwill and intangibles, are a component of other comprehensive income and loss.
Estimated future amortization expense related to these intangibles is as follows (in thousands):

Year ending:
2016	$35,298
2017	33,644
2018	29,690
2019	24,978
2020	19,217
Thereafter	81,738
Total	$224,565

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Assets
Other assets consisted of the following as of December 31 (in thousands):

	2015	2014
Deferred tax assets, net	$61,152	$45,134
Prepaid expenses, non-current	54,372	37,006
Debt issuance costs, net	19,709	9,022
Deposits	33,132	26,068
Derivative instruments	8,735	5,007
Other assets, non-current	11,358	6,373
	$188,458	$128,610
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of December 31 (in thousands):

	2015	2014
Accounts payable	$49,892	$30,221
Accrued compensation and benefits	131,204	115,184
Accrued interest	67,077	29,116
Accrued taxes(1)	37,004	41,295
Accrued utilities and security	31,789	31,531
Accrued professional fees	18,380	8,148
Accrued repairs and maintenance	3,618	4,086
Accrued other	61,984	26,215
	$400,948	$285,796
__________________________
(1)Includes income taxes payable of $14,527,000 and $21,941,000, respectively, as of December 31, 2015 and 2014.
Other Current Liabilities
Other current liabilities consisted of the following as of December 31 (in thousands):

	2015	2014
Deferred tax liabilities, net	$—	$83,264
Deferred installation revenue	56,055	48,707
Customer deposits	23,676	13,492
Derivative instruments	79,256	810
Deferred recurring revenue	12,515	6,879
Deferred rent	3,572	2,675
Dividends payable	13,674	4,559
Asset retirement obligations	—	945
Other current liabilities	3,538	1,333
	$192,286	$162,664

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Liabilities
Other liabilities consisted of the following as of December 31 (in thousands):

	2015	2014
Asset retirement obligations, non-current	$78,482	$63,913
Deferred tax liabilities, net	100,624	69,212
Deferred installation revenue, non-current	86,660	76,744
Deferred rent, non-current	68,787	52,968
Accrued taxes, non-current	26,763	24,726
Dividends payable, non-current	13,394	4,972
Customer deposits, non-current	4,701	4,618
Deferred recurring revenue, non-current	3,645	445
Derivative instruments	669	—
Other liabilities	6,688	7,366
	$390,413	$304,964
The following table summarizes the activity of the Company’s asset retirement obligation liability (in thousands):

Asset retirement obligations as of December 31, 2012	$63,150
Additions	8,713
Adjustments (1)	(14,874)
Accretion expense	2,932
Impact of foreign currency exchange	(373)
Asset retirement obligations as of December 31, 2013	59,548
Additions	5,774
Adjustments (1)	(871)
Accretion expense	2,438
Impact of foreign currency exchange	(2,031)
Asset retirement obligations as of December 31, 2014	64,858
Additions	17,337
Adjustments (1)	(4,676)
Accretion expense	3,349
Impact of foreign currency exchange	(2,386)
Asset retirement obligations as of December 31, 2015	$78,482
__________________________
(1)Reversal of asset retirement obligations associated with leases that were amended.

6.     Derivatives and Hedging Instruments
Derivatives Designated as Hedging Instruments
Net Investment Hedges. The Company is exposed to the impact of foreign exchange rate fluctuations in the investments in its wholly-owned foreign subsidiaries that are denominated in currencies other than the U.S. dollar. In order to mitigate the volatility in foreign exchange rates, the Company entered into a foreign currency term loan in April 2015, as discussed in Note 9, and designated 100% of the term loan to hedge its net investment in its wholly-owned foreign subsidiaries that are denominated in the same currencies as the term loan. All changes in the fair value of the hedging instrument designated as a net investment hedge, except the ineffective portion, are recorded as a component of other comprehensive income (loss) in the consolidated balance sheet. Effective December 15, 2015, the Company terminated hedging its net investment in subsidiaries that are denominated in

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Swiss Francs. As of December 31, 2015, the Company recorded foreign exchange gain of $4,484,000 in other comprehensive income for the year ended December 31, 2015. The Company recorded no ineffectiveness from its net investment hedges for the year ended December 31, 2015.
Cash Flow Hedges. During the fourth quarter of 2013, the Company initiated a program to hedge its exposure to foreign currency exchange rate fluctuations for forecasted revenues and expenses in its EMEA region in order to help manage the Company’s exposure to foreign currency exchange rate fluctuations between the U.S. Dollar and the British Pound, Euro and Swiss Franc. The foreign currency forward and option contracts that the Company uses to hedge this exposure are designated as cash flow hedges under the accounting standard for derivatives and hedging.
Effective January 1, 2015, the Company entered into intercompany hedging instruments (“intercompany derivatives”) with a wholly-owned subsidiary of the Company and simultaneously entered into derivative contracts with unrelated parties to hedge certain forecasted revenues and expenses denominated in currencies other than the U.S. dollar.
The following disclosure is prepared on a consolidated basis. Assets and liabilities resulting from intercompany derivatives have been eliminated in consolidation.
As of December 31, 2015, the Company's cash flow hedge instruments had maturity dates ranging from January 2016 to December 2017 as follows (in thousands):

	Notional Amount	Fair Value (1)	Accumulated other comprehensive income (loss) (2)(3)
Derivative assets	$367,330	$16,027	$34,578
Derivative liabilities	47,447	(813)	(19,709)
	$414,777	$15,214	$14,869
__________________________

(1)	All derivative assets related to cash flow hedges are included in the consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

(2)	Included in the consolidated balance sheets within accumulated other comprehensive income (loss).

(3)
The Company recorded a net gain of $12,940 within accumulated other comprehensive income (loss) relating to cash flow hedges that will be reclassified to revenue and expenses as they mature over the next 12 months.

As of December 31, 2014, the Company's cash flow hedge instruments had maturity dates ranging from January 2015 to January 2016 as follows (in thousands):

	Notional Amount	Fair Value (1)	Accumulated other comprehensive income (loss)(2)
Derivative assets	$281,055	$8,404	$8,480
Derivative liabilities	—	—	—
	$281,055	$8,404	$8,480
__________________________
(1)All derivative assets related to cash flow hedges are included in the consolidated balance sheets within other current assets.
(2)Included in the consolidated balance sheets within accumulated other comprehensive income (loss).
During the years ended December 31, 2015 and 2014, the ineffective and excluded portions of cash flow hedges recognized in other income (expense) were not significant. During the year ended December 31, 2015, the amount of net gains reclassified from accumulated other comprehensive income (loss) to revenue were $27,973,000 and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses were $6,256,000. During the year ended December 31, 2014, the amount of net gains reclassified from accumulated other comprehensive income (loss) to revenue were $4,332,000 and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses were not significant. During the year ended December 31, 2013, the amount of gains (losses) reclassified from accumulated other comprehensive income (loss) to revenue and operating expenses were not significant.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. The Company is deemed to have foreign currency forward contracts embedded in certain of the Company’s customer agreements that are priced in currencies different from the functional or local currencies of the parties involved. These embedded derivatives are separated from their host contracts and carried on the Company’s balance sheet at their fair value. The majority of these embedded derivatives arise as a result of the Company’s foreign subsidiaries pricing their customer contracts in the U.S. dollar. Gains and losses on these embedded derivatives are included within revenues in the Company’s consolidated statements of operations. During the year ended December 31, 2015, the gain or loss associated with these embedded derivatives was insignificant. During the years ended December 31, 2014 and 2013, the Company recognized a net gain of $3,807,000 and $4,836,000 associated with these embedded derivatives, respectively.
Economic Hedges of Embedded Derivatives. The Company uses foreign currency forward contracts to help manage the foreign exchange risk associated with the Company’s customer agreements that are priced in currencies different from the functional or local currencies of the parties involved (“economic hedges of embedded derivatives”). Foreign currency forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. Gains and losses on these contracts are included in revenues along with gains and losses of the related embedded derivatives. The Company entered into various economic hedges of embedded derivatives during the years ended December 31, 2015, 2014 and 2013 and recognized a net loss of $2,287,000, $2,602,000 and $4,497,000, respectively.
Foreign Currency Forward and Option Contracts. The Company also uses foreign currency forward and option contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of its foreign currency-denominated assets and liabilities change. Gains and losses on these contracts are included in other income (expense), net, along with the foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward contracts. The Company entered into various foreign currency forward and option contracts during the years ended December 31, 2015, 2014 and 2013. The Company recognized a net loss of $24,319,000 during the year ended December 31, 2015 and a net gain of $12,657,000 during the year ended December 31, 2014. Gains (losses) from these foreign currency forward contracts were not significant during the year ended December 31, 2013.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Offsetting Derivative Assets and Liabilities
The following table presents the fair value of derivative instruments recognized in the Company’s consolidated balance sheets as of December 31, 2015 (in thousands):

	Gross Amounts	Gross amounts offset in the balance sheet	Net balance sheet amounts(1)	Gross amounts not offset in the balance sheet (2)	Net
Assets:
Designated as hedging instruments:
Foreign currency forward and option contracts	$16,027	$—	$16,027	$(813)	$15,214

Not designated as hedging instruments:
Embedded derivatives	8,926	—	8,926	—	8,926
Economic hedges of embedded derivatives	744	—	744	—	744
Foreign currency forward contracts	43,203	—	43,203	(34,577)	8,626
	52,873	—	52,873	(34,577)	18,296
Additional netting benefit	—	—	—	(9,512)	(9,512)
	$68,900	$—	$68,900	$(44,902)	$23,998

Liabilities:
Designated as hedging instruments:
Foreign currency forward and option contracts	$813	$—	$813	$(813)	$—

Not designated as hedging instruments:
Embedded derivatives	1,772	—	1,772	—	1,772
Economic hedges of embedded derivatives	417	—	417	—	417
Foreign currency forward contracts	76,923	—	76,923	(34,577)	42,346
	79,112	—	79,112	(34,577)	44,535
Additional netting benefit	—	—	—	(9,512)	(9,512)
	$79,925	$—	$79,925	$(44,902)	$35,023
_______________________

(1)	As presented in the Company’s consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

(2)
The Company enters into master netting agreements with its counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
_________________________

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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.     Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 were as follows (in thousands):

	Fair value at December 31,	Fair value measurement using
	2015	Level 1	Level 2
Assets:
Cash	$1,139,554	$1,139,554	$—
Money market and deposit accounts	1,089,284	1,089,284	—
Publicly traded equity securities	3,353	3,353	—
Certificates of deposit	14,106	—	14,106
Derivative instruments (1)	68,900	—	68,900
	$2,315,197	$2,232,191	$83,006
Liabilities:
Derivative instruments (1)	$79,925	$—	$79,925
_________________________

(1)
Includes both foreign currency embedded derivatives and foreign currency forward and option contracts. Amounts are included within other current assets, other assets, other current liabilities and other liabilities in the Company’s accompanying consolidated balance sheet.

The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2014 were as follows (in thousands):

	Fair value at December 31,	Fair value measurement using
	2014	Level 1	Level 2
Assets:
Cash	$207,953	$207,953	$—
Money market and deposit accounts	402,964	402,964	—
U.S. government securities	336,440	336,440	—
U.S. government agency securities	192,955	—	192,955
Certificates of deposit	439	—	439
Derivative instruments (1)	22,739	—	22,739
	$1,163,490	$947,357	$216,133
Liabilities:
Derivative instruments (1)	$810	$—	$810
_________________________

(1)
Includes embedded derivatives, foreign currency embedded derivatives and foreign currency forward contracts. Amounts are included within other current assets, other current liabilities and other liabilities in the Company’s accompanying consolidated balance sheet.

The Company did not have any Level 3 financial assets or financial liabilities during the years ended December 31, 2015 and 2014.
Valuation Methods
Fair value estimates are made as of a specific point in time based on methods using the market approach valuation method which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities or other valuation techniques. These techniques involve uncertainties and are affected by the assumptions used and the judgments

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors.
Cash, Cash Equivalents and Investments. The fair value of the Company's investments in money market funds approximates their face value. Such instruments are included in cash equivalents. The Company’s U.S. government securities, money market funds and publicly traded equity securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. The fair value of the Company's other investments approximate their face value, including certificates of deposit and available-for-sale debt investments related to the Company's investments in the securities of other public companies, governmental units and other agencies. The fair value of these investments is priced based on the quoted market price for similar instruments or nonbinding market prices that are corroborated by observable market data. Such instruments are classified within Level 2 of the fair value hierarchy. The Company determines the fair values of its Level 2 investments by using inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, custody bank, third-party pricing vendors, or other sources. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. The Company is responsible for its consolidated financial statements and underlying estimates.
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
Derivative Assets and Liabilities. For derivatives, the Company uses forward contract and option models employing market observable inputs, such as spot currency rates and forward points with adjustments made to these values utilizing published credit default swap rates of its foreign exchange trading counterparties and other comparable companies. The Company has determined that the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, therefore the derivatives are categorized as Level 2.
During the years ended December 31, 2015 and 2014, the Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.     Leases
Capital Lease and Other Financing Obligations
The Company’s capital lease and other financing obligations expire at various dates ranging from 2015 to 2053. The weighted average effective interest rate of the Company’s capital lease and other financing obligations was 8.17% as of December 31, 2015.
The Company’s capital lease and other financing obligations are summarized as follows as of December 31, 2015 (dollars in thousands):

	Capital lease obligations	Other financing obligations	Total
2016	$74,457	$66,175	$140,632
2017	73,537	66,116	139,653
2018	74,053	66,928	140,981
2019	74,857	63,990	138,847
2020	74,868	61,719	136,587
Thereafter	827,789	518,552	1,346,341
Total minimum lease payments	1,199,561	843,480	2,043,041
Plus amount representing residual property value	—	467,616	467,616
Less estimated building costs	—	(247)	(247)
Less amount representing interest	(557,433)	(625,717)	(1,183,150)
Present value of net minimum lease payments	642,128	685,132	1,327,260
Less current portion	(23,435)	(16,686)	(40,121)
	$618,693	$668,446	$1,287,139
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Minimum future operating lease payments as of December 31, 2015 are summarized as follows (in thousands):

Year ending:
2016	$115,091
2017	113,624
2018	108,810
2019	100,462
2020	89,227
Thereafter	632,677
Total	$1,159,891
Total rent expense was approximately $199,975,000, $105,391,000 and $112,704,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
9.    Debt Facilities
Mortgage and Loans Payable
The Company’s mortgage and loans payable consisted of the following as of December 31 (in thousands):

	2015	2014
Term loan A	$456,740	$500,000
Bridge term loan	386,547	—
Revolving credit facility borrowings	325,622	—
Brazil financings	27,113	56,863
Mortgage payable and other loans payable	47,677	36,608
	1,243,699	593,471
Less the amount representing debt discount and debt issuance cost	(2,681)	(3,477)
Add the amount representing mortgage premium	1,987	2,281
	1,243,005	592,275
Less current portion	(770,236)	(59,466)
	$472,769	$532,809
Senior Credit Facility
On December 17, 2014, the Company entered into a credit agreement with a group of lenders for a $1,500,000,000 credit facility (“Senior Credit Facility”), comprised of a $1,000,000,000 multicurrency revolving credit facility (“Revolving Credit Facility”) and a $500,000,000 multicurrency term loan facility (“Term Loan A Facility”). The Senior Credit Facility contains two financial covenants with which the Company must comply on a quarterly basis, including a maximum consolidated net lease adjusted leverage ratio and a minimum consolidated fixed charge coverage ratio. The Senior Credit Facility is guaranteed by certain of the Company’s domestic subsidiaries and is secured by its domestic accounts receivable as well as pledges of the equity interest of certain of the Company’s direct and indirect subsidiaries. The Revolving Credit Facility and the Term Loan A Facility both have a five-year term, maturing on December 17, 2019, subject to the satisfaction of certain conditions with respect to the Company’s outstanding convertible subordinated notes. The Company may use the remaining Senior Credit Facility for working capital, capital expenditures and other corporate purposes.
The Term Loan A Facility bears interest at a rate based on LIBOR or, at the Company’s option, the base rate, which is defined as the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate and (c) one-month LIBOR plus, in either case, a margin that varies as a function of the Company’s consolidated net lease adjusted leverage ratio that ranges between

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1.25% and 1.75% per annum if the Company elects to use the LIBOR index and in the range of 0.25% to 0.75% per annum if the Company elects to use the base rate index. In December 2014, the Company utilized $110,740,000 of the Term Loan A Facility to repay the remaining principal of the U.S. term loan as well as fees and interest.
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
As of December 31, 2014, the Company had $500,000,000 outstanding under the Term Loan A Facility. Borrowings under the Term Loan A Facility were denominated in U.S dollars as of December 31, 2014. The Company was required to repay the U.S. dollar denominated borrowings under the term loan facility in quarterly installments in the amount of $10,000,000 per quarter, commencing on March 31, 2015, with a balloon payment of $300,000,000 at the end of the term.
First Amendment
On April 30, 2015, the Company, as borrower, and certain subsidiaries as guarantors entered into the first amendment (the “First Amendment”) to the Senior Credit Facility. The First Amendment provided for the conversion of the outstanding U.S. dollar-denominated borrowings under the Term Loan A Facility into an approximately equivalent amount denominated in four foreign currencies. In connection with the execution of the First Amendment, on April 30, 2015 the Company repaid the U.S. dollar-denominated $490,000,000 remaining principal balance of the Term Loan A Facility and immediately reborrowed under the Term Loan A Facility in the aggregate principal amounts of CHF 47,780,000, €184,945,000, £92,586,000 and ¥11,924,000,000, or approximately $490,000,000 in U.S. dollars at exchange rates in effect on April 30, 2015. The Company accounted for this transaction as a debt modification. Fees paid to third parties were expensed.
The Company is required to repay the foreign-currency denominated borrowings under the Term Loan A Facility in equal quarterly installments on the last business day of each March, June, September and December, commencing on June 30, 2015, equal to the amount of 2.00% of the result of the respective Term Loan A Facility on April 30, 2015 divided by 0.98. The remaining principal amount will be paid on the maturity date of the Term Loan A Facility.
Second Amendment
On December 8, 2015, the Company, as borrower, and certain subsidiaries as guarantors entered into the second amendment (the “Second Amendment”) to the Senior Credit Facility. Pursuant to the Second Amendment, the Revolving Credit Facility was increased by $500,000,000 to $1,500,000,000 and the Company received commitments from the lenders for a $250,000,000 seven years term loan (the “USD Term Loan B Commitment”) and for a £300,000,000, or approximately $442,020,000 in U.S. dollars at the exchange rate in effect on December 31, 2015, seven years term loan (the “Sterling Term Loan B Commitment”, and collectively, the “Term Loan B Commitments”). The Company may borrow the full amount of the Term Loan B Commitments in a single borrowing on or before June 30, 2016.
An original issue discount applies to borrowings under the Term Loan B Commitments. The original issue discount for borrowings under the USD Term Loan B Commitment is 0.25% of the principal. The original issue discount for borrowings under the Sterling Term Loan B Commitment is 0.50% of the principal. Funding of the Term Loan B will be net of the applicable original issue discount.
Loans made under the Term Loan B Commitments (the “Term Loan B”) must be repaid in equal quarterly installments of 0.25% of the original principal, with the remaining amount outstanding to be repaid in full on the seventh anniversary of the funding date of the Term Loan B. Once repaid, amounts borrowed under the Term Loan B Commitments may not be reborrowed.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Term Loan B made under the USD Term Loan B Commitment bear interest at a rate based on LIBOR or, at the Company’s option, the base rate, which is defined as the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate and (c) one-month LIBOR, or 0.75% if LIBOR is less than 0.75%, plus a margin of 3.25%. Term Loan B made under the Sterling Term Loan B Commitment bear interest at a rate based on LIBOR, or 0.75% if LIBOR is less than 0.75%, plus a margin of 3.75%.
Outstanding Borrowings
As of December 31, 2015, the Company had CHF 44,855,000, €173,622,000, £86,918,000 and ¥11,437,306,000, or approximately $456,740,000 in U.S dollars at exchange rates in effect as of December 31, 2015, outstanding under the Term Loan A Facility with a weighted average effective interest rate of 1.68% per annum. Debt issuance costs related to the Term Loan A, net of amortization, were $1,031,000 as of December 31, 2015. As of December 31, 2015, the Company had no borrowings outstanding under the Term Loan B Commitments.
The Company commenced borrowing under the Revolving Credit Facility in late 2015. During 2015, the Company borrowed $245,000,000, of which $20,000,000 had been repaid as of December 31, 2015 and ¥12,094,000,000, or approximately $100,622,000 in U.S dollars at the exchange rate in effect on December 31, 2015. As of December 31, 2015, a total of $325,622,000 was outstanding under the Revolving Credit Facility with interest rates ranging from 1.25% to 1.60%. In addition, the Company had 30 irrevocable letters of credit totaling $55,331,000 issued and outstanding under the Revolving Credit Facility as of December 31, 2015. As a result, the amount available to the Company to borrow under the Revolving Credit Facility was $1,119,047,000 as of December 31, 2015.
As of December 31, 2015, the Company was in compliance with all covenants of the Senior Credit Facility.
Bridge Term Loan
In connection with its acquisition of Bit-isle, on September 30, 2015, the Company, acting through its Japanese subsidiaries as borrowers, entered into a term loan agreement (the “Bridge Term Loan Agreement”) with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”). Pursuant to the Bridge Term Loan Agreement, BTMU has committed to provide a senior bridge loan facility (the “Bridge Term Loan”) in the amount of up to ¥47,500,000,000, or approximately $395,200,000 in U.S dollars at the exchange rate in effect on December 31, 2015. Proceeds from the Bridge Term Loan were used exclusively for the acquisition of Bit-isle, the repayment of Bit-isle’s existing debt and transaction costs incurred in connection with the closing of the Bridge Term Loan and the acquisition of Bit-isle.
In October 2015, the Company completed its first draw down under the Bridge Term Loan of ¥27,260,000,000 or approximately $226,803,000 at the exchange rate in effect on December 31, 2015. In December 2015, the Company completed an additional draw down of ¥19,200,000,000, or approximately $159,744,000 at the exchange rate in effect on December 31, 2015. Total outstanding borrowings under the Bridge Term Loan were ¥46,460,000,000 or $386,547,000 in U.S dollars at the exchange rate in effect as of December 31, 2015.
The Bridge Term Loan is due one year after borrowing the first tranche. Borrowings under the Bridge Term Loan bear interest at the Tokyo Interbank Offered Rate for Japanese Yen, plus a margin of 0.4% per annum for the first ten months following the first draw down. Thereafter, the margin increases to 1.75% per annum.
U.S. Financing
In June 2012, the Company entered into a credit agreement with a group of lenders for a $750,000,000 credit facility (the “U.S. Financing”), comprised of a $200,000,000 term loan facility (the “U.S. Term Loan”) and a $550,000,000 multicurrency revolving credit facility (the “U.S. Revolving Credit Line”). The U.S. Term Loan bore interest at a rate based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate and (c) one-month LIBOR plus 1.00%) plus, in either case, a margin that varies as a function of the Company’s senior leverage ratio in the range of 1.25%-2.00% per annum if the Company elects to use the LIBOR index and in the range of 0.25%-1.00% per annum if the Company elected to use the Base Rate index. In July 2012, the Company fully utilized the U.S. Term Loan and used the funds to prepay the outstanding balance of and terminate a multi-currency credit facility in the Company’s Asia-Pacific region. Borrowings under the U.S. Revolving Credit Line bore interest at a rate based on LIBOR or, at the option of the Company, the Base Rate (defined above) plus, in either case, a margin that varies as a function of the Company’s senior leverage ratio in the range of 0.95%-1.60% per annum if the Company elected to use the LIBOR index and in the range of 0.00%-0.60%

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

per annum if the Company elected to use the Base Rate index. The Company was required to pay a quarterly letter of credit fee on the face amount of each letter of credit, which fee was based on the same margin that applies from time to time to LIBOR-indexed borrowings under the U.S. Revolving Credit Line. The Company was also required to pay a quarterly facility fee ranging from 0.30%-0.40% per annum of the U.S. Revolving Credit Line (regardless of the amount utilized), which fee also varied as a function of the Company’s senior leverage ratio.  In June 2012, the outstanding letters of credit issued under an existing revolving credit facility were replaced by the U.S. Revolving Credit Line and the existing revolving credit facility was terminated.
In December 2014, the Company paid down the remaining principal of U.S. Term Loan of $110,000,000 and replaced the U.S. Revolving Credit Line with the revolving credit facility (see above). As a result, Company recorded a loss on debt extinguishment of $2,534,000.
Brazil Financings
In November 2013, the Company completed a 60,318,000 Brazilian real borrowing agreement, or approximately $25,536,000 (the “2013 Brazil Financing”).  The 2013 Brazil Financing has a five-year term with semi-annual principal payments beginning in the third year of its term and semi-annual interest payments during the entire term.  The 2013 Brazil Financing bears an interest rate of 2.25% above the local borrowing rate. The 2013 Brazil Financing contains financial covenants, which Brazil must comply with annually, consisting of a leverage ratio and a fixed charge coverage ratio. As of December 31, 2015, the Company was in compliance with all financial covenants under the 2013 Brazil Financing. The 2013 Brazil Financing is not guaranteed by the Company. The 2013 Brazil Financing is not secured by the Company’s assets.  The 2013 Brazil Financing has a final maturity date of November 2018. During the three months ended December 31, 2013, the Company fully utilized the 2013 Brazil Financing. As of December 31, 2015, the effective interest rate under the 2013 Brazil Financing was 16.39% per annum.
In June 2012, the Company completed a 100,000,000 Brazilian real borrowing agreement, or approximately $48,807,000 (the “2012 Brazil Financing”). The 2012 Brazil Financing has a five-year term with semi-annual principal payments beginning in the third year of its term and quarterly interest payments during the entire term. The 2012 Brazil Financing bears an interest rate of 2.75% above the local borrowing rate. The 2012 Brazil Financing contains financial covenants, which the Company must comply with annually, consisting of a leverage ratio and a fixed charge coverage ratio. As of December 31, 2015, the Company was in compliance with all financial covenants under the 2012Brazil Financing. The 2012 Brazil Financing is not guaranteed by the Company. The 2012 Brazil Financing is not secured by the Company’s assets. The 2012 Brazil Financing has a final maturity date of June 2017. During the three months ended September 30, 2012, the Company fully utilized the 2012 Brazil Financing and used a portion of the funds to prepay and terminate Brazil loans payable outstanding. As of December 31, 2015, the effective interest rate under the 2012 Brazil Financing was 16.89% per annum.
Mortgage Payable
In October 2013, as a result of the Frankfurt Kleyer 90 Carrier Hotel Acquisition, the Company assumed a mortgage payable of $42,906,000 (see Note 2) with an effective interest rate of 4.25%. The mortgage payable has monthly principal and interest payments and has an expiration date of August 2022.
Convertible Debt
The Company’s convertible debt consisted of the following as of December 31 (in thousands):

	2015	2014
4.75% Convertible Subordinated Notes	$150,082	$157,885
Less amount representing debt discount and debt issuance cost	(3,961)	(12,656)
	$146,121	$145,229

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The initial conversion rate was 11.8599 shares of common stock per $1,000 principal amount of the 4.75% Convertible Subordinated Notes, subject to adjustment. This represented an initial conversion price of approximately $84.32 per share of common stock. In November 2014, the Company adjusted the conversion rate of the 4.75% Convertible Subordinated Notes from 11.8599 shares of its common stock per $1,000 principal amount of the notes to 12.2736 shares per $1,000 principal amount of the notes, which was effective as of October 24, 2014. The adjustment was the result of the declaration of the 2014 Special Distribution. This represented an adjusted conversion price of approximately $81.48 per share of common stock as of December 31, 2014.
During 2015, the Company adjusted the conversion rate as a result of the declaration of each quarterly dividend and the 2015 Special Distribution. As of December 31, 2015, the conversion rate of the 4.75% Convertible Subordinated Notes was 13.0655 shares of the Company’s common stock per $1,000 principal amount of the notes. This represented an adjusted conversion price of $76.54 per share of common stock as of December 31, 2015. Holders of the 4.75% Convertible Subordinated Notes may convert their notes at any time prior to the close of business on the business day immediately preceding the maturity date under the following circumstances:

•
during any fiscal quarter (and only during that fiscal quarter) ending after December 31, 2009, if the sale price of the Company’s common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, is greater than 130% of the adjusted conversion price per share of common stock on such last trading day, which was approximately $104.14 per share after the adjustment from the 2015 special distribution and quarterly dividend (the “Stock Price Condition Conversion Clause”);

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Holders of the 4.75% Convertible Subordinated Notes were eligible to convert their notes during the year ended December 31, 2015 and are eligible to convert their notes during the three months ending March 31, 2016, since the Stock Price Condition Conversion Clause was met during the applicable periods. As of December 31, 2015, had the holders of the remaining outstanding 4.75% Convertible Subordinated Notes converted their notes, the 4.75% Convertible Subordinated Notes would have been convertible into a maximum of 1,960,896 shares of the Company’s common stock.
The conversion rates may be adjusted upon the occurrence of certain events, including for any cash dividend, but they will not be adjusted for accrued and unpaid interest. Holders of the 4.75% Convertible Subordinated Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than canceled, extinguished or forfeited.
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
In May and June 2014, certain holders of the 4.75% Convertible Subordinated Notes elected to convert a total of $215,830,000 of the principal amount of the notes for 2,411,851 shares of the Company’s common stock and $51,671,000 in cash, comprised of accrued interest, premium and cash paid in lieu of issuing shares for certain note holders’ principal amount. As a result, the Company recognized a loss on debt extinguishment of $46,973,000 for the year ended December 31, 2014 in its consolidated statement of operations. The loss on debt extinguishment included the premium paid and the excess of the fair value of liability component of the 4.75% Convertible Subordinated Notes over its carrying amount, including debt discount and unamortized debt issuance costs, in accordance with the accounting standard for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). In the Company’s consolidated statement of cash flows for the year ended December 31, 2014, the premium and cash paid in lieu of issuing shares to settle a portion of the principal amount were included within net cash provided by financing activities and the accrued interest paid was included within net cash provided by operating activities.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In December 2015, certain holders of the 4.75% Convertible Subordinated Notes elected to convert a total of $7,803,000 of the principal amount of the notes at a conversion rate of 13.0655 shares of the Company’s common stock per $1,000 principal amount of the notes. The Company issued a total 101,947 shares of its common stock and paid approximately $1,000 in cash for residual shares in connection with the conversions. The Company recorded a $289,000 loss on debt extinguishment as a result of the conversions.
Issuance and transaction costs incurred at the time of the issuance of the 4.75% Convertible Subordinated Notes with third parties are allocated to the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. The 4.75% Convertible Subordinated Notes consisted of the following as of December 31 (in thousands):

	2015	2014
Equity component (1)	$42,091	$44,278
Liability component:
Principal	$150,082	$157,885
Less debt discount and debt issuance costs, net (2)	(3,961)	(12,656)
Net carrying amount	$146,121	$145,229
__________________________
(1)Included in the consolidated balance sheets within additional paid-in capital.
(2)Included in the consolidated balance sheets within convertible debt and is amortized over the remaining life of the 4.75% Convertible Subordinated Notes.
As of December 31, 2015, the remaining life of the 4.75% Convertible Subordinated Notes was 0.46 years.
The following table sets forth total interest expense recognized related to the 4.75% Convertible Subordinated Notes for the years ended December 31 (in thousands):

	2015	2014
Contractual interest expense	$7,501	$10,976
Amortization of debt issuance costs	428	629
Amortization of debt discount	8,060	10,448
	$15,989	$22,053
Effective interest rate of the liability component	10.65%	10.88%
To minimize the impact of potential dilution upon conversion of the 4.75% Convertible Subordinated Notes, the Company entered into capped call transactions ("the Capped Call") separate from the issuance of the 4.75% Convertible Subordinated Notes and paid a premium of $49,664,000 for the Capped Call in 2009. The Capped Call covers a total of approximately 4,432,638 shares of the Company’s common stock, subject to adjustment. Under the Capped Call, the Company effectively raised the conversion price of the 4.75% Convertible Subordinated Notes from $84.32 to $114.82. In May and June 2014, the Company amended the Capped Call to provide that early exchanges of the 4.75% Convertible Subordinated Notes would not result in the termination of a relative amount of the Capped Call if the Company did not exercise the Capped Call at the time the 4.75% Convertible Subordinated Notes were exchanged. Instead, the Capped Call will remain outstanding in its entirety. The amendment to the Capped Call had no impact to the Company’s consolidated financial statements for the years ended December 31, 2015 and 2014, pursuant to the accounting standard for derivative financial instruments indexed to, and potentially settled in, an entity’s own common stock and the accounting standard for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.
Pursuant to the declaration of the special distribution in October 2014, the Company further amended the Capped Call agreement to adjust the effective conversion price of the 4.75% Convertible Subordinated Notes from $81.48 to $110.85 per share of common stock as of December 31, 2014. Pursuant to the declaration of each quarterly dividend during 2015 and the declaration of the special distribution in September 2015, the Company further amended the Capped Call agreement to adjust the effective conversion price of the 4.75% Convertible Subordinated Notes from $76.54 to $104.14 per share of common stock as of December 31, 2015. Depending upon the Company’s stock price at the time the 4.75% Convertible Subordinated Notes are redeemed, the Capped Call will return up to 1,294,192 shares of the Company’s common stock to the Company; however, the Company will receive no benefit

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

from the Capped Call if the Company’s stock price is $76.54 or lower at the time of conversion and will receive less shares than the 1,294,192 share maximum as described above for share prices in excess of $104.14 at the time of conversion than it would have received at a share price of $104.14 (the Company’s benefit from the Capped Call is capped at $104.14 and the benefit received begins to decrease above this price).
Senior Notes
The Company’s senior notes consisted of the following as of December 31 (in thousands):

	2015	2014
5.375% Senior Notes due 2023	$1,000,000	$1,000,000
5.375% Senior Notes due 2022	750,000	750,000
4.875% Senior Notes due 2020	500,000	500,000
5.75% Senior Notes due 2025	500,000	500,000
5.875% Senior Notes due 2026	1,100,000	—
	3,850,000	2,750,000
Less amount representing debt issuance cost	(45,366)	(32,954)
	$3,804,634	$2,717,046
2022 Senior Notes and 2025 Senior Notes
In November 2014, the Company issued $750,000,000 million aggregate principal amount of 5.375% senior notes due January 1, 2022, and $500,000,000 million aggregate principal amount of 5.750% senior notes due January 1, 2025, which are referred to as the “2022 Senior Notes” and “2025 Senior Notes”, respectively, and collectively, as the “2022 and 2025 Senior Notes”. Interest on each series of the notes is payable semi-annually in arrears on January 1 and July 1 of each year, commencing on July 1, 2015.
The 2022 and 2025 Senior Notes are unsecured and rank equal in right of payment to the Company’s existing or future senior indebtedness and senior in right of payment to the Company’s existing and future subordinated indebtedness. The 2022 and 2025 Senior Notes are effectively subordinated to all of the existing and future secured debt, including debt outstanding under any bank facility or secured by any mortgage, to the extent of the assets securing such debt. They are also structurally subordinated to any existing and future indebtedness and other liabilities (including trade payables) of any of the Company’s subsidiaries.
The 2022 and 2025 Senior Notes are governed by an indenture between the Company and U.S. Bank National Association, as trustee. The indenture contains covenants that limit the Company’s ability and the ability of its subsidiaries to, among other things:

•	incur additional debt;

•	pay dividends or make other restricted payments;

•	purchase, redeem or retire capital stock or subordinated debt;

•	make asset sales;

•	enter into transactions with affiliates;

•	incur liens;

•	enter into sale-leaseback transactions;

•	provide subsidiary guarantees;

•	make investments; and

•	merge or consolidate with any other person.
Subject to compliance with the limitations described above, the Company may issue an unlimited principal amount of additional notes at later dates under the same indenture as the 2022 and 2025 Senior Notes. Any additional notes the Company issues under the indenture will be identical in all respects to the 2022 and 2025 Senior Notes except that the additional notes will have different issuance dates and may have different issuance prices.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company is not required to make any mandatory redemption with respect to the 2022 and 2025 Senior Notes, however under certain circumstances as specified in the restrictions described above, the Company may be required to offer to purchase the 2022 and 2025 Senior Notes.
At any time prior to January 1, 2018, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 2022 Senior Notes (calculated giving effect to any issuance of additional notes of such series) outstanding under the 2022 Senior Notes indenture, at a redemption price equal to 105.375% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date, with the net cash proceeds of one or more equity offerings, provided that (i) at least 65% of the aggregate principal amount of the 2022 Senior Notes issued under the 2022 indenture remains outstanding immediately after the occurrence of such redemption (excluding 2022 Senior Notes held by the Company and its subsidiaries) and (ii) the redemption must occur within 90 days of the date of the closing of such equity offerings.
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

•
the excess of: (a) the present value at such redemption date of (i) the redemption price of the 2022 Senior Notes at January 1, 2018 (such redemption price being set forth in the table as shown in the above table ), plus (ii) all required interest payments due on the 2022 Senior Notes through January 1, 2018 (excluding accrued but unpaid interest, if any, to, but not including the, the redemption date,) computed using a discount rate equal to the treasury rate as of such redemption date plus 0.5 basis points; and

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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

•
the excess of: (a) the present value at such redemption date of (i) the redemption price of the 2025 Senior Notes at January 1, 2020 (such redemption price being set forth in the table as shown in the above table ), plus (ii) all required interest payments due on the 2025 Senior Notes through January 1, 2020 (excluding accrued but unpaid interest, if any, to, but not including the, the redemption date,) computed using a discount rate equal to the treasury rate as of such redemption date plus 0.5 basis points; and

•	the principal amount of the 2025 Senior Notes.
As of December 31, 2015, debt issuance costs related to the 2022 and 2025 Senior Notes, net of amortization, were $14,622,000.
2026 Senior Notes
In December 2015, the Company issued $1,100,000,000 million aggregate principal amount of 5.875% of additional senior notes due January 15, 2026, which are referred to as the “2026 Senior Notes”. Interest on the notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2016.
The 2026 Senior Notes are unsecured and rank equal in right of payment to the Company’s existing or future senior indebtedness and senior in right of payment to the Company’s existing and future subordinated indebtedness. The senior notes are effectively subordinated to all of the existing and future secured debt, including debt outstanding under any bank facility or secured by any mortgage, to the extent of the assets securing such debt. They are also structurally subordinated to any existing and future indebtedness and other liabilities (including trade payables) of any of the Company’s subsidiaries.
The 2026 Senior Notes are governed by a supplemental indenture to the indenture between the Company and U.S. Bank National Association, as trustee, that governs the Company’s 2022 and 2025 Senior Notes. The supplemental indenture contains covenants that limit the Company’s ability and the ability of its subsidiaries to, among other things:

•	incur additional debt;

•	pay dividends or make other restricted payments;

•	purchase, redeem or retire capital stock or subordinated debt;

•	make asset sales;

•	enter into transactions with affiliates;

•	incur liens;

•	enter into sale-leaseback transactions;

•	provide subsidiary guarantees;

•	make investments; and

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•	merge or consolidate with any other person.
The 2026 Senior Notes provided for a special mandatory redemption if the TelecityGroup acquisition was not completed on or prior to November 29, 2016, or if, prior to such date, the TelecityGroup offer had lapsed or been withdrawn for the purposes of the UK City Code on Takeovers and Mergers. In either case, the Company would have been required to redeem all of the 2026 Senior Notes at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the redemption date. The acquisition of TelecityGroup closed on January 15, 2016. As a result, the Company is no longer subject to a mandatory redemption of the 2026 Senior Notes.
The 2026 Senior Notes also provide for optional redemption. At any time prior to January 15, 2019, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 2026 Senior Notes (calculated giving effect to any issuance of additional notes of such series) outstanding under the 2026 Senior Notes indenture, at a redemption price equal to 105.875% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date, with the net cash proceeds of one or more equity offerings, provided that (i) at least 65% of the aggregate principal amount of the 2026 Senior Notes (calculated giving effect to any issuance of additional notes) issued under the 2026 indenture remains outstanding immediately after the occurrence of such redemption and (ii) the redemption must occur within 90 days of the date of the closing of such equity offerings.
On or after January 15, 2021, the Company may redeem all or a part of the 2026 Senior Notes, on any one or more occasions, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, to, but not including, the applicable redemption date, if redeemed during the twelve-month period beginning January 15 of the years indicated below:

Redemption Price of the 2026 Notes
2021	102.938%
2022	101.958%
2023	100.979%
2024 and thereafter	100.000%
In addition, at any time prior to January 15, 2021, the Company may redeem all or a part of the 2026 Senior Notes at a redemption price equal to 100% of the principal amount of 2026 Senior Notes redeemed plus the applicable premium (the “2026 Senior Notes Applicable Premium”) as of, and accrued and unpaid interest, if any, to, but not including, the date of the redemption, subject to the rights of the holders of record of 2026 Senior Notes on the relevant record date to receive interest due on the relevant interest payment date. The 2026 Senior Notes Applicable Premium means the greater of:

•	1.0% of the principal amount of the 2022 Senior Notes;

•
the excess of: (a) the present value at such redemption date of (i) the redemption price of the 2022 Senior Notes at January 15, 2021 (such redemption price being set forth in the table as shown in the above table ), plus (ii) all required interest payments due on the 2026 Senior Notes through January 15, 2021 (excluding accrued but unpaid interest, if any, to, but not including the, the redemption date,) computed using a discount rate equal to the treasury rate as of such redemption date plus 0.5 basis points; over (b) the principal amount of the 2026 Senior Notes, if greater.

As of December 31, 2015, debt issuance costs related to the 2026 Senior Notes, net of amortization, were $16,904,000.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Debt issuance costs related to the 2020 Senior Notes and 2023 Senior Notes, net of amortization, were $13,865,000 as of December 31, 2015.
7.00% Senior Notes
In July 2011, the Company issued $750,000,000 aggregate principal amount of 7.00% Senior Notes due July 15, 2021 (the “7.00% Senior Notes”). Interest was payable semi-annually in arrears on January 15 and July 15 of each year and commenced on January 15, 2012. The indenture governing the 7.00% senior notes permitted the Company to redeem the 7.00% senior notes at the redemption prices set forth in the 7.00% senior notes indenture plus accrued and unpaid interest to, but not including the redemption price.
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
Loss on Debt Extinguishment
During the year ended December 31, 2015, the Company recorded $289,000 of loss on debt extinguishment as a result of the conversions of the 4.75% Convertible Subordinated Notes.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Maturities of Debt Facilities
The following table sets forth maturities of the Company’s debt, including loans payable, convertible debt and senior notes, gross of debt issuance costs and discounts, as of December 31, 2015 (in thousands):

Year ending:
2016	$920,125
2017	51,048
2018	47,615
2019	339,329
2020	503,224
Thereafter	3,384,427
$5,245,768
Fair Value of Debt Facilities
The following table sets forth the estimated fair values of the Company’s mortgage, loans payable, convertible debt, senior notes and revolving credit line, including current maturities, as of December 31 (in thousands):

	2015	2014
Mortgage and loans payable	$916,602	$553,045
Convertible debt	151,997	162,159
Senior notes	3,954,000	2,790,023
Revolving credit line	325,617	—
The fair value of the mortgage, loans payable and convertible debt, which were not publicly traded, was estimated by considering the Company’s credit rating, current rates available to the Company for debt of the same remaining maturities and terms of the debt (level 2). The fair value of the senior notes, which were traded in the public debt market, was based on quoted market prices (level 1).

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interest Charges
The following table sets forth total interest costs incurred and total interest costs capitalized for the years ended December 31 (in thousands):

	2015	2014	2013
Interest expense	$299,055	$270,553	$248,792
Interest capitalized	10,943	19,004	10,608
Interest charges incurred	$309,998	$289,557	$259,400
10.    Redeemable Non-Controlling Interests
The following table provides a summary of the activities of the Company’s redeemable non-controlling interests (in thousands):

Balance as of December 31, 2013	$123,902
Net loss attributable to redeemable non-controlling interest	(1,179)
Other comprehensive income attributable to redeemable non-controlling interests	1,810
Increase in redemption value of non-controlling interests	90,913
Impact of foreign currency translation	1,724
Exercise of vested and outstanding ALOG stock options	8,459
Purchase price of redeemable non-controlling interests	(225,629)
Balances as of December 31, 2014	$—
11.     Stockholders’ Equity
The Company’s authorized share capital is 300,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 25,000,000 is designated Series A, 25,000,000 is designated as Series A-1 and 50,000,000 is undesignated. As of December 31, 2015 and 2014, the Company had no preferred stock issued and outstanding.
Common Stock
In November 2015, the Company issued and sold 2,994,792 shares of its common stock in a public offering pursuant to a registration statement and a related prospectus and prospectus supplement, in each case filed with the Securities and Exchange Commission. The shares issued and sold included the full exercise of the underwriters’ option to purchase 390,625 additional shares. The Company received net proceeds of approximately $829,496,000, after deducting underwriting discounts and commissions of $32,344,000 and estimated offering expenses of $660,000.
In December 2015, certain holders of the Company's 4.75% Convertible Subordinated Notes elected to convert a portion of the notes into 101,947 shares of the Company's common stock. See convertible debt in Note 9 for additional information.
As of December 31, 2015, the Company had reserved the following shares of authorized but unissued shares of common stock for future issuances:

Conversion of 4.75% Convertible Subordinated Notes	1,960,896
Common stock options and restricted stock units	5,848,288
Common stock employee purchase plans	3,577,911
11,387,095

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Loss
The components of the Company’s accumulated other comprehensive loss consisted of the following as of December 31, 2015 (in thousands):

	Balance as of December 31, 2014	Net Change	Balance as of December 31, 2015
Foreign currency translation adjustment ("CTA") loss	$(336,946)	$(186,763)	$(523,709)
Unrealized gain (loss) on cash flow hedges(1)	6,603	4,550	11,153
Net investment hedge CTA gain(1)	—	4,484	4,484
Unrealized gain (loss) on available for sale securities(2)	(99)	(40)	(139)
Net actuarial gain (loss) on defined benefit plans(3)	(2,001)	1,153	(848)
	$(332,443)	$(176,616)	$(509,059)
__________________________

(1)	Refer to Note 6 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income (loss).

(2)	The realized gains and losses reclassified from accumulated other comprehensive loss to net income (loss) were insignificant for the year ended December 31, 2015.

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

Changes in foreign currencies can have a significant impact to the Company’s consolidated balance sheets (as evidenced above in the Company’s foreign currency translation gain or loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translating into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. At December 31, 2015, the U.S. dollar was generally stronger relative to certain of the currencies of the foreign countries in which the Company operates. This overall strength of the U.S. dollar had an overall negative impact on the Company’s consolidated financial position because the foreign denominations translated into less U.S. dollars as evidenced by an increase in foreign currency translation loss for the year ended December 31, 2015 compared to the year ended December 31, 2014 as reflected in the above table. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which the Company does business could have a significant impact on its consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.
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
During the year ended December 31, 2015, the Company re-issued 7,348 shares of its treasury stock with a total value of $1,807,000 related to the settlement of restricted stock units and 11,784 shares of its treasury stock with a total value of $3,546,000 related to the exchange and conversion of the 4.75% Convertible Subordinated Notes (see Note 9). During the year ended December 31, 2014, the Company re-issued a total of 1,752,615 shares of its treasury stock with a total value of $345,858,000 primarily related to the exchange and conversions of the 4.75% Convertible Subordinated Notes and the exchanges and settlement of the 3.00% Convertible Subordinated Notes (see Note 9).

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Special Distributions
In September 2015, the Company’s Board of Directors declared a special distribution of $627,000,000, or approximately $10.95 per share (the “2015 Special Distribution”), to its common stockholders. The 2015 Special Distribution represents an amount that includes the sum of: (1) foreign earnings and profits repatriated as dividend income in 2015; (2) taxable income in 2015 from depreciation recapture in respect of accounting method changes commenced in the Company’s pre-REIT period; and (3) certain other items of taxable income.
The 2015 Special Distribution was paid on November 10, 2015 to the Company’s common stockholders of record as of the close of business on October 8, 2015. Common stockholders had the option to elect to receive payment of the 2015 Special Distribution in the form of stock or cash. The number of shares distributed was determined based upon common stockholder elections and the average closing price of the Company’s common stock on the three trading days commencing on November 3, 2015 or $297.03 per share. As such, the Company issued 1,688,411 shares of its common stock and paid $125,486,000 in connection with the 2015 Special Distribution.
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
Shares issued in connection with the 2015 Special Distribution and the 2014 Special Distribution impact weighted average shares outstanding from the date of issuance, thus impacting the Company’s earnings per share data prospectively from the distribution date.
Dividends
During the year ended December 31, 2015, the Company's Board of Directors declared quarterly cash dividends of $1.69 per share on October 28, July 29, May 7 and February 19, 2015, with record dates of December 9, August 26, May 27 and March 11, 2015, respectively, and payment dates of December 16, September 16, June 17 and March 25, 2015, respectively. The Company paid a total of $393,584,000 in cash dividends during the year ended December 31, 2015.
In addition, as of December 31, 2015, for dividends and special distributions attributed to the RSU awards, the Company recorded a short term dividend payable of $13,674,000 and a long term dividend payable of $13,394,000 for the restricted stock units that have not yet vested (See Note 12).

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.     Stock-Based Compensation
ALOG Equity Awards
In July 2011, ALOG, in which the Company had an indirect controlling interest (see Note 2), granted 885,840 stock options to purchase common shares of ALOG to certain of ALOG’s employees with a weighted-average exercise price of approximately $6.35 and a weighted-average fair value of approximately $1.53 (the “2011 ALOG Stock Options”). The 2011 ALOG Stock Options were canceled in December 2012 and replaced with a new grant of stock options for 18,421,648 shares of which stock options for 4,711,808 shares were immediately vested (the “2012 ALOG Stock Options”). The 2012 ALOG Stock Options were accounted for as liability-classified awards under the accounting standard for share-based payments and were be re-measured each reporting period prospectively until the underlying shares were settled. Under certain circumstances, the 2012 ALOG Stock Options were eligible for net cash settlement by the stock option holders.
In July 2014, the Company paid $8,459,000 in cash to settle all vested and outstanding stock options to purchase common shares of ALOG that were held by ALOG employees.
Equinix Equity Awards
Equity Compensation Plans
In May 2000, the Company’s stockholders approved the adoption of the 2000 Equity Incentive Plan as the successor plan to the 1998 Stock Plan. Beginning in August 2000, the Company no longer issued additional grants under the 1998 Stock Plan, and unexercised options under the 1998 Stock Plan that are canceled due to an optionee’s termination may be reissued under the successor 2000 Equity Incentive Plan. Under the 2000 Equity Incentive Plan, nonstatutory stock options, restricted shares, restricted stock units, and stock appreciation rights may be granted to employees, outside directors and consultants at not less than 85% of the fair value on the date of grant, and incentive stock options may be granted to employees at not less than 100% of the fair value on the date of grant. Options granted prior to October 1, 2005 generally expire 10 years from the grant date, and equity awards granted to employees and consultants on or after October 1, 2005 will generally expire 7 years from the grant date, subject to continuous service of the optionee. Equity awards granted under the 2000 Equity Incentive Plan generally vest over 4 years. As of December 31, 2015, the Company had reserved a total of 16,636,172 shares for issuance under the 2000 Equity Incentive Plan of which 3,628,457 were still available for grant. The 2000 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”), and the Compensation Committee may terminate or amend the plan, with approval of the stockholders as may be required by applicable law, at any time.
In May 2000, the Company’s stockholders approved the adoption of the 2000 Director Option Plan, which was amended and restated effective January 1, 2003. Under the 2000 Director Option Plan, each non-employee board member who was not previously an employee of the Company will receive an automatic initial nonstatutory stock option grant, which vests in four annual installments. In addition, each non-employee board member will receive an annual non-statutory stock option grant on the date of the Company’s regular Annual Meeting of Stockholders, provided the board member will continue to serve as a director thereafter. Such annual option grants shall vest in full on the earlier of a) the first anniversary of the grant, or b) the date of the regular Annual Meeting of Stockholders held in the year following the grant date. A new director who receives an initial option will not receive an annual option in the same calendar year. Options granted under the 2000 Director Option Plan will have an option price not less than 100% of the fair value on the date of grant and will have a 10-year contractual term, subject to continuous service of the board member. On December 18, 2008, the Company’s Board of Directors passed resolutions eliminating all automatic stock option grant mechanisms under the 2000 Director Option Plan, and replaced them with an automatic restricted stock unit grant mechanism under the 2000 Equity Incentive Plan. As of December 31, 2015, the Company had reserved 594,403 shares for issuance under the 2000 Director Option Plan of which 505,646 were still available for grant. The 2000 Director Option Plan is administered by the Compensation Committee and the Compensation Committee may terminate or amend the plan, with approval of the stockholders as may be required by applicable law, at any time.
In September 2001, the Company adopted the 2001 Supplemental Stock Plan, under which non-statutory stock options and restricted shares/restricted stock units may be granted to consultants and employees who are not executive officers or board members, at not less than 85% of the fair value on the date of grant. Options granted prior to October 1, 2005 generally expire 10 years from the grant date, and options granted on or after October 1, 2005 will generally expire seven years from the grant date, subject to continuous service of the optionee. Current stock options granted under the 2001 Supplemental Stock Plan generally vest over four years. As of December 31, 2015, the Company had reserved a total of 1,494,275 shares for issuance under the 2001 Supplemental Stock Plan, of which 260,498 were still available for grant. The 2001 Supplemental Stock Plan is administered by

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the Compensation Committee, and the plan will continue in effect indefinitely unless the Compensation Committee decides to terminate it earlier.
The 1998 Stock Plan, 2000 Equity Incentive Plan, 2000 Director Option Plan and 2001 Supplemental Stock Plan are collectively referred to as the “Equity Compensation Plans.”
Stock Options
Stock option activity under the Equity Compensation Plans is summarized as follows:

	Number of shares outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value (1) (dollars in thousands)
Stock options outstanding at December 31, 2012	296,529	$68.68
Stock options exercised	(147,819)	63.66
Stock options canceled	(655)	3.06
Stock options outstanding at December 31, 2013	148,055	73.99
Stock options exercised	(71,780)	72.44
Additional shares granted due to special distribution	1,659	—
Stock options outstanding at December 31, 2014	77,934	73.84
Stock options exercised	(41,889)	64.18
Additional shares granted due to special distribution	1,454	—
Stock options expired	(250)	41.12
Stock options outstanding at December 31, 2015	37,249	82.06	1.72	$8,208
Stock options vested and exercisable at December 31, 2015	37,249	82.06	1.72	8,208
__________________________

(1)	The aggregate intrinsic value is calculated as the difference between the market value of the stock as of December 31, 2015 and the exercise price of the option.
The following table summarizes information about outstanding stock options as of December 31, 2015:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted-average exercise price	Number of shares	Weighted-average exercise price
$28.56 to $54.22	1,631	2.88	$35.83	1,631	$35.83
$80.84 to $81.23	21,183	1.21	81.13	21,183	81.13
$88.56 to $89.23	14,435	2.35	88.63	14,435	88.63
	37,249	1.72	82.06	37,249	82.06
The Company provides the following additional disclosures for stock options as of December 31 (dollars in thousands):

	2015	2014	2013
Total fair value of stock options vested	$—	$45	$485
Total aggregate intrinsic value of stock options exercised (1)	7,198	9,227	19,385

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

_________________________

(1)	The intrinsic value is calculated as the difference between the market value of the stock on the date of exercise and the exercise price of the option.

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

	Number of shares outstanding	Weighted-average grant date fair value per share	Weighted-average remaining contractual life (years)	Aggregate intrinsic value (1) (dollars in thousands)
Restricted stock units outstanding, December 31, 2012	1,583,840	$115.22
Restricted stock units granted	775,029	204.20
Restricted stock units released, vested	(738,767)	199.14
Restricted stock units canceled	(110,720)	138.27
Restricted shares outstanding, December 31, 2013	1,509,382	122.05
Restricted stock units granted	803,692	190.90
Additional shares granted due to special distribution	48,171	224.45
Restricted stock units released, vested	(703,393)	201.85
Restricted stock units canceled	(253,878)	179.71
Restricted shares outstanding, December 31, 2014	1,403,974	114.56
Restricted stock units granted	711,990	236.89
Additional shares granted due to special distribution	51,432	297.03
Restricted stock units released, vested	(623,554)	173.79
Special distribution shares released	(19,966)	227.99
Restricted stock units canceled	(103,922)	198.67
Special distribution shares canceled	(3,516)	235.43
Restricted shares outstanding, December 31, 2015	1,416,438	148.53	1.21	$428,331
__________________________
(1)The intrinsic value is calculated based on the market value of the stock as of December 31, 2015.
The total fair value of restricted stock units vested and released during the years ended December 31, 2015, 2014 and 2013 was $157,605,000, $141,980,000 and $147,119,000.
Employee Stock Purchase Plan
In June 2004, the Company’s stockholders approved the adoption of the 2004 Employee Stock Purchase Plan (the “2004 Purchase Plan”) as a successor plan to a previous plan that ceased activity in 2005. A total of 500,000 shares have been reserved for issuance under the 2004 Purchase Plan, and the number of shares available for issuance under the 2004 Purchase Plan automatically increased on January 1 each year, beginning in 2005 and ending in 2014 by the lesser of 2% of the shares of common stock then outstanding or 500,000 shares. Effective November 25, 2014, 3,197 shares were added to the 2004 Purchase Plan, representing an anti-dilutive adjustment pursuant to the 2014 Special Distribution. Effective November 10, 2015, 9,020 shares were added to the 2004 Purchase Plan, representing an anti-dilutive adjustment pursuant to the 2015 Special Distribution. As of December 31, 2015, a total of 3,577,911 shares remained available for purchase under the 2004 Purchase Plan. The 2004 Purchase

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Plan permits eligible employees to purchase common stock on favorable terms via payroll deductions of up to 15% of the employee’s cash compensation, subject to certain share and statutory dollar limits. Two overlapping offering periods commence during each calendar year, on each February 15 and August 15 or such other periods or dates as determined by the Compensation Committee from time to time, and the offering periods last up to 24 months with a purchase date every six months. The price of each share purchased is 85% of the lower of a) the fair value per share of common stock on the last trading day before the commencement of the applicable offering period or b) the fair value per share of common stock on the purchase date. The 2004 Purchase Plan is administered by the Compensation Committee of the Board of Directors, and such plan will terminate automatically in June 2024 unless a) the 2004 Purchase Plan is extended by the Board of Directors and b) the extension is approved within 12 months by the Company’s stockholders.
The Company provides the following disclosures for the 2004 Purchase Plan as of December 31 (dollars, except shares):

	2015	2014	2013
Weighted-average purchase price per share	$150.13	$144.95	$108.97
Weighted average grant-date fair value per share of shares purchased	57.63	53.37	41.30
Number of shares purchased	182,175	166,384	214,985
The Company uses the Black-Scholes option-pricing model to determine the fair value of shares purchased under the 2004 Purchase Plan with the following weighted average assumptions for the years ended December 31:

	2015	2014	2013
Dividend yield	2.65 - 2.81%	0%	0%
Expected volatility	31%	34%	41%
Risk-free interest rate	0.26%	0.19%	0.37%
Expected life (in years)	1.25	1.25	1.25
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
As of December 31, 2015, the total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $201,206,000 which is expected to be recognized over a weighted-average period of 2.08 years.
The following table presents, by operating expense, the Company’s stock-based compensation expense recognized in the Company’s consolidated statement of operations for the years ended December 31 (in thousands):

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2015	2014	2013
Cost of revenues	$9,878	$8,511	$7,855
Sales and marketing	36,847	30,084	26,538
General and administrative	86,908	79,395	68,547
	$133,633	$117,990	$102,940
The Company’s stock-based compensation recognized in the consolidated statement of operations was comprised of the following types of equity awards for the years ended December 31 (in thousands):

	2015	2014	2013
Stock options	$1,679	$4,917	$3,456
Restricted shares and restricted stock units	124,512	104,235	88,411
Employee stock purchase plan	7,442	8,838	11,073
	$133,633	$117,990	$102,940
Stock-based compensation for stock options for the year ended December 31, 2015 included $1,191,000 in as a result of the Company's acquisition of Bit-isle in November 2015. During the years ended December 31, 2015, 2014 and 2013, the Company capitalized $2,987,000, $3,958,000 and $3,305,000, respectively, of stock-based compensation expense as construction in progress in property, plant and equipment.
13.     Income Taxes
In September 2012, the Company announced that its Board of Directors approved a plan for Equinix to pursue conversion to a REIT. On December 23, 2014, its Board of Directors formally approved its conversion to a REIT effective on January 1, 2015. The Company completed the implementation of the REIT conversion in 2014, and, as a result, the Company elected to be treated as a REIT for federal income tax purposes effective January 1, 2015.
In May 2015, the Company received a favorable PLR from the IRS in connection with the Company’s conversion to a REIT for federal income tax purposes. As a result, the Company may deduct the distributions made to its shareholders from taxable income generated by the Company and its QRSs. The Company’s dividends paid deduction generally eliminates the taxable income of the Company and its QRSs, resulting in no U.S. income tax due. However, the TRSs will continue to be subject to income taxes on any taxable income generated by them. In addition, the foreign operations of the Company will continue to be subject to local income taxes regardless of whether the foreign operations are operated as a QRS or a TRS.
Income (loss) before income taxes is attributable to the following geographic locations for the years ended December 31, (in thousands):

	2015	2014	2013
Domestic	$123,153	$(46,876)	$(28,362)
Foreign	87,845	131,609	140,641
Income before income taxes and income (loss) attributable to redeemable non-controlling interests	$210,998	$84,733	$112,279

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tax benefit (expenses) for income taxes consisted of the following components for the years ended December 31, (in thousands):

	2015	2014	2013
Current:
Federal	$(85,352)	$(98,445)	$(100,035)
State and local	(3,984)	(16,243)	(15,260)
Foreign	(27,090)	(31,844)	(29,377)
Subtotal	(116,426)	(146,532)	(144,672)
Deferred:
Federal	87,801	(177,877)	111,721
State and local	4,600	(21,539)	17,044
Foreign	801	489	(249)
Subtotal	93,202	(198,927)	128,516
Provision for income taxes	$(23,224)	$(345,459)	$(16,156)
State and foreign taxes not based on income are included in general and administrative expenses and the aggregate amounts were insignificant for the years ended December 31, 2015, 2014 and 2013.
The Company is entitled to a deduction for federal and state tax purposes with respect to employee equity award activity. The reduction in income tax payable related to windfall tax benefits for stock-based compensation awards has been reflected as an adjustment to additional paid-in capital. For the years ended December 31, 2015, 2014 and 2013, the benefits arising from employee equity award activity that resulted in an adjustment to additional paid-in capital were approximately $30,000, $18,561,000 and $25,638,000, respectively. The amount of benefits for 2015 is significantly lower than the prior years due to the zero effective U.S. tax rate that applies to the REIT as the Company distributed 100% of its U.S. taxable income for 2015.
The fiscal 2015, 2014 and 2013 income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pre-tax income as a result of the following for the years ended December 31 (in thousands):

	2015	2014	2013
Federal tax at statutory rate	$(73,849)	$(29,657)	$(39,298)
State and local taxes	945	1,370	7,435
Deferred tax assets generated in current year not benefited	(4,916)	(3,311)	(4,777)
Foreign income tax rate differential	30,387	20,002	21,392
Non-deductible expenses	(14,252)	(1,274)	(2,525)
Stock-based compensation expense	(3,922)	(4,496)	(3,273)
Change in valuation allowance	710	1,655	1,362
Foreign financing benefits	2,592	2,981	4,303
Uncertain tax positions reserve	(3,191)	(463)	2,952
Statutory rate change due to REIT conversion	45,823	(324,142)	—
Other, net	(3,551)	(8,124)	(3,727)
Total income tax expense	$(23,224)	$(345,459)	$(16,156)
The Company had not previously provided for deferred taxes on the excess of the financial reporting over the tax basis in its investments in foreign subsidiaries that are essentially permanent in duration because the Company intended to reinvest the earnings outside the U.S. for an indefinite period of time.  As a result of the Company’s conversion to a REIT effective January 1, 2015, it is no longer the Company’s intent to indefinitely reinvest undistributed foreign earnings from its operations in Europe and Canada.  However, no deferred tax liability has been recognized to account for this change because the expected recovery of the basis difference will not result in taxes in the post-REIT conversion periods. As it continues to qualify as a REIT, the Company will not incur U.S. tax liability on the future repatriation of the foreign earnings and profits of the above noted jurisdictions due to the zero

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tax rate that will apply provided the Company distributes 100% of its taxable income. The Company will continue to reinvest its undistributed foreign earnings in jurisdictions other than Europe indefinitely. The foreign withholding taxes are expected to be immaterial if these undistributed foreign earnings are distributed.
The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out below as of December 31 (in thousands):

	2015	2014
Deferred tax assets:
Reserves and accruals	$13,013	$11,952
Stock-based compensation expense	1,459	1,185
Unrealized currency gains/losses	10,656	—
Others, net	18	—
Operating loss carryforwards	34,457	27,687
Gross deferred tax assets	59,603	40,824
Valuation allowance	(29,894)	(27,181)
Total deferred tax assets, net	29,709	13,643
Deferred tax liabilities:
Property, plant and equipment	(3,365)	(78,261)
Unrealized currency gains/losses	—	(502)
Fixed assets fair value step-up	(5,683)	(7,210)
Intangible assets	(60,133)	(28,433)
Total deferred tax liabilities	(69,181)	(114,406)
Net deferred tax liabilities	$(39,472)	$(100,763)
The tax basis of REIT assets, excluding investments in TRSs, is greater than the amounts reported for such assets in the accompanying consolidated balance sheet by approximately $984,400,000 at December 31, 2015.

The Company's accounting for deferred taxes involves weighing positive and negative evidence concerning the realizability of the Company's deferred tax assets in each tax jurisdiction. After considering such evidence as the nature, frequency and severity of current and cumulative financial reporting losses, and the sources of future taxable income and tax planning strategies, management concluded that valuation allowances were required in certain foreign jurisdictions. A valuation allowance continues to be provided for the deferred tax assets, net of deferred tax liabilities, associated with the Company's operations in certain jurisdictions located in the Company’s EMEA and Asia-Pacific regions, as well as two entities in Brazil. The operations in these jurisdictions have a history of significant losses as of December 31, 2015. As such, management does not believe these operations have established a sustained history of profitability and that a valuation allowance is, therefore, necessary.
Changes in the valuation allowance for deferred tax assets for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	2015	2014	2013
Beginning balance	$27,181	$31,058	$44,868
Recognized into income	(710)	(1,655)	(1,362)
Current Increase (Decrease)	4,513	721	(10,156)
NOL and tax credit expiration	—	238	11
Translation adjustment	(1,090)	(3,181)	(2,303)
Ending balance	$29,894	$27,181	$31,058
Federal and state tax laws, including California tax laws, impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue Code. In 2003, the Company conducted an analysis to determine whether an ownership change had occurred due to significant stock transactions in each of the reporting years disclosed at that time. The analysis indicated that an ownership change occurred during fiscal year 2002, which resulted in an annual limitation of approximately $819,000 for net operating loss carryforwards generated prior to 2003. Therefore, the Company substantially reduced its federal and state net operating loss carryforwards for the periods prior to 2003 to approximately $16,400,000. In addition, an ownership change under Section 382 of the Internal Revenue Code was triggered in September 2007 by the issuance of 4,211,939 shares of the Company's common stock. However, the annual limitation associated with this ownership change is not meaningful due to the substantial market capitalization of the Company at the time of the ownership change. The Company determined that no Section 382 ownership change occurred during the year ended December 31, 2015. In addition, the net operating loss acquired in the Switch and Data acquisition in 2010 is subject to the Section 382 limitation; however, the Company has determined that none of the acquired net operating losses will expire unused as a result of the limitation.
The Company utilized all of its net operating loss carryforwards that were not subject to the limitation under Section 382 as discussed above for federal income tax purposes during the year ended December 31, 2013. The Company’s U.S. operations generated significant taxable income (versus book income) for the years ended December 31, 2015 and 2014 primarily due to the change in the tax method for depreciation of the Company’s property, plant and equipment. As the result of announcing its plan to pursue a REIT conversion, the Company changed its methods of depreciating and amortizing various data center assets to methods that are more consistent with the characterization of such assets as real property for REIT purposes. The change in the depreciation method resulted in the recapture of depreciation expense deducted in prior years and a much smaller amount of depreciation expense for the years ended December 31, 2015 and 2014.
The Company’s net operating loss carryforwards for federal, state and foreign tax purposes which expire, if not utilized, at various intervals from 2015, are outlined below (in thousands):

Expiration Date	Federal (1)	State (1)	Foreign	Total
2016	$—	$12,793	$1,464	$14,257
2017 to 2019	—	190	32,464	32,654
2020 to 2022	213,390	—	11,798	225,188
2023 to 2025	26,838	4,005	9,611	40,454
2026 to 2028	12,186	—	—	12,186
2029 to 2031	—	3,330	—	3,330
Thereafter	—	—	152,073	152,073
	$252,414	$20,318	$207,410	$480,142

(1)
The total amount of net operating loss carryforwards that will not be available to offset the Company’s future taxable income after dividend paid deduction due to Section 382 limitations was $258,339, comprising $241,766 of federal and $16,573 of state.

Approximately $4,443,000 of the total net operating loss carryforwards is attributable to excess tax deductions related to employee stock awards, the benefit from which will be credited to additional paid-in capital when subsequently utilized in future years.
The beginning and ending balances of the Company's unrecognized tax benefits are reconciled below for the years ended December 31 (in thousands):

	2015	2014	2013
Beginning balance	$36,138	$36,552	$25,050
Gross increases related to prior year tax positions	—	1,200	14,596
Gross decreases related to prior year tax positions	(8,645)	(984)	(3,028)
Gross increases related to current year tax positions	4,802	1,538	1,498
Decreases resulting from expiration of statute of limitation	(1,450)	(1,112)	(1,564)
Decreases resulting from settlements	—	(1,056)	—
Ending balance	$30,845	$36,138	$36,552

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company recognizes interest and penalties related to unrecognized tax benefits within income tax benefit (expense) in the consolidated statement of operations. During the years ended December 31, 2015, 2014 and 2013, the accrued interest and penalties related to the unrecognized tax benefits were decreased by $1,701,000, $3,126,000 and $1,612,000, respectively, primarily resulting from the settlement of tax audits and the lapse of statutes of limitations in its foreign operations. The Company has accrued $3,736,000 and $5,437,000 for interest and penalties accrued at December 31, 2015 and 2014, respectively.
The unrecognized tax benefits of $30,845,000 as of December 31, 2015, if subsequently recognized, will affect the Company's effective tax rate favorably at the time when such a benefit is recognized.
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
The Company's income tax returns for all tax years remain open to examination by federal and state taxing authorities due to the Company's net operating loss carryforwards. In addition, the Company's tax years of 2005 through 2014 remain open and subject to examination by local tax authorities in certain foreign jurisdictions in which the Company has major operations.
14.     Commitments and Contingencies
Purchase Commitments
Primarily as a result of the Company’s various IBX expansion projects, as of December 31, 2015, the Company was contractually committed for $256,757,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of December 31, 2015, such as commitments to purchase power in select locations, primarily in select locations through 2016 and thereafter, and other open purchase orders for goods or services to be delivered or provided during 2016 and thereafter. Such other miscellaneous purchase commitments totaled $352,202,000 as of December 31, 2015.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Guarantor Arrangements
As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2015.
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s offerings. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2015.
The Company enters into arrangements with its business partners, whereby the business partner agrees to provide services as a subcontractor for the Company’s implementations. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby the Company indemnifies them for other acts, such as personal property damage, of its subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2015.
The Company has service level commitment obligations to certain of its customers. As a result, service interruptions or significant equipment damage in the Company’s IBX data centers, whether or not within the Company’s control, could result in service level commitments to these customers. The Company’s liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet the Company’s service level commitment obligations could reduce the confidence of the Company’s customers and could consequently impair the Company’s ability to obtain and retain customers, which would adversely affect both the Company’s ability to generate revenues and the Company’s operating results. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized. The Company has no significant liabilities in connection with service level credits as of December 31, 2015.
15.     Related Party Transactions
The Company has several significant stockholders and other related parties that are also customers and/or vendors. The Company’s activity of related party transactions was as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Revenues	$10,745	$8,392	$20,140
Costs and services	10,808	8,351	4,819

	As of December 31,
	2015	2014
Accounts receivable	$797	$1,022
Accounts payable	254	—

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

	2015	2014	2013
Adjusted EBITDA:
Americas	$698,604	$635,007	$608,718
EMEA	318,561	269,222	216,186
Asia-Pacific	254,462	209,662	175,994
Total adjusted EBITDA	1,271,627	1,113,891	1,000,898
Depreciation, amortization and accretion expense	(528,929)	(484,129)	(431,008)
Stock-based compensation expense	(133,633)	(117,990)	(102,940)
Restructuring charges	—	—	4,837
Acquisitions costs	(41,723)	(2,506)	(10,855)
Income from operations	$567,342	$509,266	$460,932
The Company provides the following segment disclosures related to its continuing operations as follows for the years ended December 31 (in thousands):

	2015	2014	2013
Total revenues:
Americas(1)	$1,512,535	$1,376,103	$1,264,774
EMEA	698,807	637,265	525,018	(2)
Asia-Pacific	514,525	430,408	362,974
	2,725,867	$2,443,776	$2,152,766

Total depreciation and amortization:
Americas	$278,216	$261,018	$254,365
EMEA	117,655	114,511	90,891	(2)
Asia-Pacific	129,709	106,162	87,475
	$525,580	$481,691	$432,731

Capital expenditures:
Americas	$401,685	$333,315	$261,936
EMEA	202,322	151,634	170,365
Asia-Pacific	264,113	175,254	140,105
	$868,120	$660,203	$572,406
__________________________

(1)	Includes revenues of $1,404,648, $1,257,661 and $1,157,790, respectively, attributed to the U.S. for the years ended December 31, 2015, 2014 and 2013.

(2)	Includes the operations of Frankfurt Kleyer 90 Carrier Hotel from October 1, 2013 to December 31, 2013.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s long-lived assets are located in the following geographic areas as of December 31 (in thousands):

	2015	2014
Americas (1)	$3,025,450	$2,874,562
EMEA	1,157,304	1,135,319
Asia-Pacific	1,423,682	988,389
	$5,606,436	$4,998,270
_________________________

(1)	Includes $2,781,924 and $2,609,268, respectively, of long-lived assets attributed to the U.S. as of December 31, 2015 and 2014.
Revenue information by category is as follows for the years ended December 31 (in thousands):

	2015	2014	2013
Colocation	$2,024,963	$1,829,812	$1,628,179
Interconnection	435,809	372,350	319,863
Managed infrastructure	97,688	105,292	97,400
Rental	10,681	10,336	4,520
Recurring revenues	2,569,141	2,317,790	2,049,962
Non-recurring revenues	156,726	125,986	102,804
	$2,725,867	2,443,776	2,152,766
17.     Restructuring Charges
During the years ended December 31, 2015 and 2014, the Company did not record any restructuring charges.
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
A summary of the movement in the 2004 accrued restructuring charges during the year ended December 31, 2013 is outlined as follows (in thousands):

Accrued restructuring charge as of December 31, 2012	$5,679
Accretion expense	137
Restructuring charge adjustments	(4,837)
Cash payments	(979)
Accrued restructuring charge as of December 31, 2013	$—
18.     Subsequent Events

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

TelecityGroup Acquisition
On January 15, 2016, the Company completed the previously announced acquisition of the entire issued share capital of Telecity Group plc (“TelecityGroup”) (the “Transaction”). As a result of the Transaction, TelecityGroup has become a wholly-owned subsidiary of Equinix. Under the transaction, the Company acquired all outstanding common shares of TelecityGroup for 572.5 pence in cash and 0.0336 new shares of the Company’s common stock for each TelecityGroup’s share for a total purchase price of approximately $1,683,000,000 in cash and 6,853,500 shares of Equinix common stock valued at approximately $2,078,000,000 based on the Company’s share price on January 15, 2016. This amount excludes any value attributed to the Telecity employee equity awards assumed. TelecityGroup’s operating results will be reported in the EMEA region following the date of acquisition. The purchase price allocation for the acquisition is not yet complete. As a result, the fair value of assets acquired and liabilities assumed are still being appraised by a third-party and have not yet been finalized.
Dividends
On February 18, 2016, the Company's Board of Directors declared a quarterly cash dividend of $1.75 per share, which is payable on March 23, 2016 to the Company’s common stockholders of record as of the close of business on March 9, 2016.
Debt
In January 2016, the Company terminated its bridge credit agreement for a principal amount of £875,000,000 or approximately $1,289,000,000 related to the TelecityGroup acquisition. In January 2016, the Company borrowed $250,000,000 from its USD Term Loan B Commitment and £300,000,000, or approximately $442,020,000 at the exchange rate in effect on December 31, 2015 from its Sterling Term Loan B Commitment to fund the TelecityGroup acquisition.
Real estate
In February 2016, the Company sold a parcel of land in San Jose, California, with a sales price of approximately $23,557,000.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present selected quarterly information (in thousands, except per share data):

	2015
	Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$643,174	$665,582	$686,649	$730,462
Gross profit	344,861	349,825	361,181	378,494
Net income (loss) attributable to Equinix	76,452	59,459	41,132	10,731
Comprehensive income (loss) attributable to Equinix	(59,141)	104,323	(23,707)	(10,317)
EPS attributable to Equinix
Basic EPS	1.35	1.04	0.72	0.18
Diluted EPS	1.34	1.03	0.71	0.18

	2014
	Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$580,053	$605,161	$620,441	$638,121
Gross profit	292,528	312,302	316,389	324,672
Net income (loss) attributable to Equinix	41,387	11,328	42,841	(355,103)
Comprehensive income (loss) attributable to Equinix	55,329	33,640	(97,814)	(450,067)
EPS attributable to Equinix
Basic EPS	0.83	0.22	0.81	(6.42)
Diluted EPS	0.81	0.22	0.79	(6.42)

EQUINIX INC.
SCHEDULE III- SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2015
(Dollars in thousands)

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation	Date of Construction	Date of Acquisition or Lease (3)
Americas:
AT1 ATLANTA	—	—	—	—	95,053	—	95,053	(26,396)	N/A	2010
AT2 ATLANTA	—	—	—	—	41,648	—	41,648	(13,454)	N/A	2010
AT3 ATLANTA	—	—	—	—	3,538	—	3,538	(875)	N/A	2010
BO1 BOSTON (METRO)	—	—	—	—	11,261	—	11,261	(5,264)	N/A	2010
CH1 CHICAGO (METRO)	—	—	—	—	153,239	—	153,239	(94,134)	2001	1999
CH2 CHICAGO (METRO)	—	—	—	—	96,664	—	96,664	(43,580)	2005	2005
CH3 CHICAGO (METRO)	—	9,759	—	352	222,935	10,111	222,935	(78,240)	2007	2006
CH4 CHICAGO (METRO)	—	—	—	—	21,025	—	21,025	(6,520)	2010	2009
DA1 DALLAS	—	—	—	—	72,470	—	72,470	(44,727)	2000	2000
DA2 DALLAS	—	—	—	—	77,185	—	77,185	(13,327)	2011	2010
DA3 DALLAS	—	—	—	—	84,048	—	84,048	(21,349)	N/A	2010
DA4 DALLAS	—	—	—	—	16,674	—	16,674	(6,672)	N/A	2010
DA6 DALLAS	—	—	20,522	—	78,386	—	98,908	(6,942)	2013	2012
DA7 DALLAS	—	—	—	—	24,525	—	24,525	(177)	2015	2015
DC1 WASHINGTON, DC (METRO)	—	—	—	—	1,520	—	1,520	(197)	2007	1999
DC2 WASHINGTON, DC (METRO)	—	—	—	5,047	150,144	5,047	150,144	(123,646)	1999	1999
DC3 WASHINGTON, DC (METRO)	—	—	37,451	—	51,589	—	89,040	(42,295)	2004	2004
DC4 WASHINGTON, DC (METRO)	—	1,906	7,272	—	70,087	1,906	77,359	(42,918)	2007	2005
DC5 WASHINGTON, DC (METRO)	—	1,429	4,983	—	86,875	1,429	91,858	(47,548)	2008	2005
DC6 WASHINGTON, DC (METRO)	—	1,429	5,082	—	85,311	1,429	90,393	(30,425)	2010	2005
DC7 WASHINGTON, DC (METRO)	—	—	—	—	15,348	—	15,348	(9,135)	N/A	2010
DC8 WASHINGTON, DC (METRO)	—	—	—	—	4,684	—	4,684	(4,532)	N/A	2010
DC10 WASHINGTON, DC (METRO)	—	—	44,601	—	67,402	—	112,003	(20,225)	2012	2011
DC11 WASHINGTON, DC (METRO)	—	1,429	5,082	—	114,865	1,429	119,947	(13,880)	2013	2005
DE1 DENVER (METRO)	—	—	—	—	8,322	—	8,322	(4,966)	N/A	2010

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation	Date of Construction	Date of Acquisition or Lease (3)
LA1 LOS ANGELES	—	—	—	—	107,511	—	107,511	(55,793)	2000	1999
LA2 LOS ANGELES	—	—	—	—	11,367	—	11,367	(9,566)	2001	2000
LA3 EL SEGUNDO	—	—	34,727	3,959	18,950	3,959	53,677	(39,778)	2005	2005
LA4 EL SEGUNDO	—	19,333	137,630	—	27,997	19,333	165,627	(51,666)	2009	2009
MI2 MIAMI (METRO)	—	—	—	—	21,510	—	21,510	(9,439)	N/A	2010
MI3 MIAMI (METRO)	—	—	—	—	28,869	—	28,869	(5,750)	2012	2012
NY1 NEWARK	—	—	—	—	79,447	—	79,447	(39,430)	1999	1999
NY2 NEW YORK CITY (METRO)	—	—	—	17,859	187,115	17,859	187,115	(115,457)	2002	2000
NY4 NEW YORK CITY (METRO)	—	—	—	—	322,863	—	322,863	(140,124)	2007	2006
NY5 NEW YORK CITY (METRO)	—	—	—	—	182,025	—	182,025	(30,405)	2012	2010
NY6 NEW YORK CITY (METRO)	—	—	—	—	72,901	—	72,901	(2,517)	2015	2010
NY7 NEW YORK CITY (METRO)	—	—	24,660	—	137,080	—	161,740	(75,835)	N/A	2010
NY8 NEW YORK CITY (METRO)	—	—	—	—	11,515	—	11,515	(4,979)	N/A	2010
NY9 NEW YORK CITY (METRO)	—	—	—	—	51,727	—	51,727	(22,897)	N/A	2010
PH1 PHILADELPHIA	—	—	—	—	47,463	—	47,463	(7,790)	N/A	2010
SE2 SEATTLE	—	—	—	—	27,359	—	27,359	(16,368)	N/A	2010
SE3 SEATTLE	—	—	1,760	—	93,457	—	95,217	(16,852)	2013	2011
SV1 SILICON VALLEY (METRO)	—	—	—	15,545	156,304	15,545	156,304	(100,156)	1999	1999
SV2 SILICON VALLEY (METRO)	—	—	—	—	145,920	—	145,920	(60,670)	2003	2003
SV3 SILICON VALLEY (METRO)	—	—	—	—	42,971	—	42,971	(36,280)	2004	1999
SV4 SILICON VALLEY (METRO)	—	—	—	—	24,231	—	24,231	(17,247)	2005	2005
SV5 SILICON VALLEY (METRO)	—	6,238	98,991	—	86,932	6,238	185,923	(32,645)	2010	2010
SV6 SILICON VALLEY (METRO)	—	—	15,585	—	21,380	—	36,965	(18,663)	N/A	2010
SV8 SILICON VALLEY (METRO)	—	—	—	—	44,240	—	44,240	(17,178)	N/A	2010
SV12 SILICON VALLEY (METRO)	—	20,535	—	—	1,892	20,535	1,892	—	2015	2015
TR1 TORONTO, CANADA	—	—	—	—	86,705	—	86,705	(15,450)	N/A	2010
TR2 TORONTO, CANADA	—	—	20,499	—	70,383	—	90,882	(3,007)	2015	2015
RJ1 RIO DE JANEIRO, BRAZIL	—	—	—	—	20,845	—	20,845	(12,042)	2011	2011
RJ2 RIO DE JANEIRO, BRAZIL	—	—	1,654	—	27,347	—	29,001	(4,268)	2013	2012
SP1 SÃO PAULO, BRAZIL	—	—	8,373	—	17,846	—	26,219	(12,865)	2011	2011
SP2 SÃO PAULO, BRAZIL	—	—	—	—	53,783	—	53,783	(17,990)	2011	2011

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation	Date of Construction	Date of Acquisition or Lease (3)
DC12 AND other future IBX (4)	—	24,870	4,608	—	13,666	24,870	18,274	(1,897)	Various	Various

EMEA:
AM1 AMSTERDAM, THE NETHERLANDS	—	—	—	—	45,887	—	45,887	(20,343)	2008	2008
AM2 AMSTERDAM, THE NETHERLANDS	—	—	—	—	54,298	—	54,298	(15,143)	2010	2008
AM3 AMSTERDAM, THE NETHERLANDS	—	—	27,977	—	90,043	—	118,020	(15,734)	2012	2011
DU1 DÜSSELDORF, GERMANY	—	—	—	—	21,062	—	21,062	(17,219)	2001	2000
DU2 DÜSSELDORF, GERMANY	—	—	—	—	204	—	204	(157)	2010	2010
DX1 DUBAI, UNITED ARAB EMIRATES	—	—	—	—	22,478	—	22,478	(3,897)	2012	2008
EN1 ENSCHEDE, THE NETHERLANDS	—	—	—	—	20,135	—	20,135	(12,188)	2008	2008
FR1 FRANKFURT (METRO), GERMANY	—	—	—	—	6,751	—	6,751	(6,401)	N/A	2007
FR2 FRANKFURT (METRO), GERMANY	—	—	—	11,547	183,112	11,547	183,112	(61,215)	N/A	2007
FR3 FRANKFURT (METRO), GERMANY	—	—	—	2,031	4,666	2,031	4,666	(1,000)	N/A	2007
FR4 FRANKFURT (METRO), GERMANY	—	11,953	9,609	—	19,431	11,953	29,040	(11,340)	2009	2009
FR5 FRANKFURT (METRO), GERMANY	32,255	—	—	3,836	106,889	3,836	106,889	(16,122)	2012	2012
GV1 GENEVA (METRO), SWITZERLAND	—	—	—	—	5,497	—	5,497	(4,206)	2004	2004
GV2 GENEVA (METRO), SWITZERLAND	—	—	—	—	20,757	—	20,757	(11,210)	2010	2009
LD1 LONDON (METRO), UNITED KINGDOM	—	—	—	—	2,736	—	2,736	(2,389)	2000	2000
LD3 LONDON (METRO), UNITED KINGDOM	—	—	—	—	17,350	—	17,350	(10,448)	2005	2000
LD4 LONDON (METRO), UNITED KINGDOM	—	—	27,575	—	64,854	—	92,429	(32,697)	2007	2007
LD5 LONDON (METRO), UNITED KINGDOM	—	—	19,639	—	185,242	—	204,881	(48,798)	2010	2010
LD6 LONDON (METRO), UNITED KINGDOM	—	—	—	—	91,946	—	91,946	(2,729)	2015	2013
ML1 MILAN (METRO), ITALY	—	—	—	—	832	—	832	(549)	2011	2011
MU1 MUNICH, GERMANY	—	—	—	—	11,334	—	11,334	(7,679)	N/A	2007
MU2 MUNICH, GERMANY	—	—	—	—	69	—	69	(44)	N/A	2006
MU3 MUNICH, GERMANY	—	—	—	—	4,493	—	4,493	(3,811)	2010	2010
PA1 PARIS (METRO), FRANCE	—	—	—	—	21,338	—	21,338	(16,664)	N/A	2007
PA2 PARIS (METRO), FRANCE	—	—	—	—	39,162	—	39,162	(22,006)	N/A	2007
PA3 PARIS (METRO), FRANCE	—	—	30,574	—	85,720	—	116,294	(42,232)	2010	2008
PA4 PARIS (METRO), FRANCE	—	1,756	9,811	—	123,424	1,756	133,235	(20,488)	2012	2011
ZH1 ZURICH (METRO), SWITZERLAND	—	—	—	—	5,573	—	5,573	(4,330)	N/A	2007

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation	Date of Construction	Date of Acquisition or Lease (3)
ZH2 ZURICH (METRO), SWITZERLAND	—	—	—	—	4,893	—	4,893	(2,490)	2003	2002
ZH4 ZURICH (METRO), SWITZERLAND	—	—	11,501	—	23,062	—	34,563	(13,034)	2010	2009
ZH5 ZURICH (METRO), SWITZERLAND	—	—	—	—	39,006	—	39,006	(8,011)	2013	2009
ZW1 ZWOLLE, THE NETHERLANDS	—	—	—	—	7,103	—	7,103	(3,633)	2008	2008
OTHERS	—	—	—	—	2,112	—	2,112	(1,776)	Various	Various

Asia-Pacific:
HK1 HONG KONG, CHINA	—	—	—	—	97,905	—	97,905	(53,083)	N/A	2003
HK2 HONG KONG, CHINA	—	—	—	—	181,827	—	181,827	(34,847)	2011	2010
HK3 HONG KONG, CHINA	—	—	—	—	132,765	—	132,765	(33,892)	N/A	2012
HK4 HONG KONG, CHINA	—	—	—	—	6,698	—	6,698	(3,149)	N/A	2012
ME1 MELBOURNE, AUSTRALIA	—	15,502	—	—	61,216	15,502	61,216	(2,291)	2013	2013
OS1 OSAKA, JAPAN	—	—	14,459	—	21,861	—	36,320	(4,711)	2013	2013
OS2 OSAKA, JAPAN	—	—	100	—	—	—	100	(7)	N/A	2015
SG1 SINGAPORE	—	—	—	—	158,755	—	158,755	(83,970)	N/A	2003
SG2 SINGAPORE	—	—	—	—	251,089	—	251,089	(78,714)	2008	2008
SG3 SINGAPORE	—	—	35,614	—	90,929	—	126,543	(3,293)	2013	2013
SH2 SHANGHAI, CHINA	—	—	—	—	3,315	—	3,315	(743)	2012	2012
SH3 SHANGHAI, CHINA	—	—	7,557	—	5,440	—	12,997	(3,064)	2012	2012
SH4 SHANGHAI, CHINA	—	—	—	—	1,718	—	1,718	(1,164)	2012	2012
SH5 SHANGHAI, CHINA	—	—	12,068	—	19,571	—	31,639	(4,292)	2012	2012
SY1 SYDNEY, AUSTRALIA	—	—	—	—	23,894	—	23,894	(12,181)	N/A	2003
SY2 SYDNEY, AUSTRALIA	—	—	3,113	—	32,205	—	35,318	(16,660)	2008	2008
SY3 SYDNEY, AUSTRALIA	—	—	8,804	—	130,183	—	138,987	(34,199)	2010	2010
SY4 SYDNEY, AUSTRALIA	—	—	—	—	39,113	—	39,113	—	2015	2014
TY1 TOKYO, JAPAN	—	—	—	—	16,651	—	16,651	(8,795)	2000	2000
TY2 TOKYO, JAPAN	—	—	—	—	61,024	—	61,024	(47,119)	2007	2006
TY3 TOKYO, JAPAN	—	—	—	—	65,673	—	65,673	(18,224)	2010	2010
TY4 TOKYO, JAPAN	—	—	—	—	41,256	—	41,256	(6,375)	2012	2012
TY5 TOKYO, JAPAN	—	—	99	—	14,366	—	14,465	—	2014	2014
TY6 TOKYO, JAPAN	—	—	36,877	—	4,652	—	41,529	(853)	N/A	2015

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation	Date of Construction	Date of Acquisition or Lease (3)
TY7 TOKYO, JAPAN	—	—	12,806	—	1,321	—	14,127	(464)	N/A	2015
TY8 TOKYO, JAPAN	—	—	52,338	—	6,593	—	58,931	(1,672)	N/A	2015
TY9 TOKYO, JAPAN	—	—	103,718	—	893	—	104,611	(2,169)	N/A	2015
TY10 TOKYO, JAPAN	—	—	67,922	—	329	—	68,251	(791)	N/A	2015
OTHERS	—	7,631	—	—	21,203	7,631	21,203	(2,515)	Various	Various
TOTAL LOCATIONS	$32,255	$123,770	$965,641	$60,176	$6,722,303	$183,946	$7,687,944	$(2,595,648)
(1) The initial cost was $0 if the lease of the respective IBX was classified as an operating lease.
(2) Building and improvements include all fixed assets except for land.
(3) Date of lease or acquisition represents the date the Company leased the facility or acquired the facility through purchase or acquisition.
(4) Includes IBX DC12 and various other IBXs that are under initial development.

The aggregate gross cost of the Company's properties for federal income tax purpose approximated $7,512,627,000 (unaudited) as of December 31, 2015.
The following table reconciles the historical cost of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2015.
Gross Fixed Assets:

	2015	2014	2013
Balance, beginning of period	$7,006,695	$6,308,992	$5,220,450
Additions (acquisitions and improvements)	1,172,855	997,534	1,146,126
Disposals	(9,295)	(16,444)	(14,864)
Foreign currency transaction adjustments and others	(298,365)	(283,387)	(42,720)
Balance, end of year	$7,871,890	$7,006,695	$6,308,992
Accumulated Depreciation:

	2015	2014	2013
Balance, beginning of period	$(2,242,345)	$(1,904,311)	$(1,538,329)
Additions (depreciation expense)	(440,002)	(418,407)	(377,577)
Disposals	7,396	16,038	12,804
Foreign currency transaction adjustments and others	79,303	64,335	(1,209)
Balance, end of year	$(2,595,648)	$(2,242,345)	$(1,904,311)