Form 10-Q
period 2016-03-31
EQUINIX INC
filed 2016-05-09
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock as of March 31, 2016 was 69,427,936.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
EQUINIX, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$633,758	$2,228,838
Short-term investments	12,353	12,875
Accounts receivable, net	326,440	291,964
Current portion of restricted cash	3,420	479,417
Other current assets	236,466	212,929
Assets held for sale	955,904	33,257
Total current assets	2,168,341	3,259,280
Long-term investments	3,969	4,584
Property, plant and equipment, net	6,888,232	5,606,436
Goodwill	3,336,968	1,063,200
Intangible assets, net	867,536	224,565
Other assets	230,789	198,630
Total assets	$13,495,835	$10,356,695
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$475,343	$400,948
Accrued property, plant and equipment	124,684	103,107
Current portion of capital lease and other financing obligations	48,325	40,121
Current portion of mortgage and loans payable	487,065	770,236
Current portion of convertible debt	148,282	146,121
Other current liabilities	171,925	192,286
Liabilities held for sale	124,571	3,535
Total current liabilities	1,580,195	1,656,354
Capital lease and other financing obligations, less current portion	1,552,145	1,287,139
Mortgage and loans payable, less current portion	1,139,807	472,769
Senior notes	3,806,167	3,804,634
Other liabilities	598,416	390,413
Total liabilities	8,676,730	7,611,309
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	69	62
Additional paid-in capital	6,973,460	4,838,444
Treasury stock	(6,635)	(7,373)
Accumulated dividends	(1,591,908)	(1,468,472)
Accumulated other comprehensive loss	(416,554)	(509,059)
Accumulated deficit	(139,327)	(108,216)
Total stockholders’ equity	4,819,105	2,745,386
Total liabilities and stockholders’ equity	$13,495,835	$10,356,695
See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended March 31,
	2016	2015
	(Unaudited)
Revenues	$844,156	$643,174
Costs and operating expenses:
Cost of revenues	427,680	298,313
Sales and marketing	106,590	78,616
General and administrative	165,904	113,640
Acquisition costs	36,536	1,156
Gains on asset sales	(5,242)	—
Total costs and operating expenses	731,468	491,725
Income from continuing operations	112,688	151,449
Interest income	925	520
Interest expense	(100,863)	(68,791)
Other expense	(60,710)	(514)
Income (loss) from continuing operations before income taxes	(47,960)	82,664
Income tax benefit (expense)	10,633	(6,212)
Net income (loss) from continuing operations	(37,327)	76,452
Net income from discontinued operations, net of tax	6,216	—
Net income (loss)	$(31,111)	$76,452
Earnings (loss) per share (“EPS”):
Basic EPS from continuing operations	$(0.55)	$1.35
Basic EPS from discontinued operations	0.09	—
Basic EPS	$(0.46)	$1.35
Weighted-average shares	68,132	56,661
Diluted EPS from continuing operations	$(0.55)	$1.34
Diluted EPS from discontinued operations	0.09	—
Diluted EPS	$(0.46)	$1.34
Weighted-average shares for diluted EPS	68,132	57,227
See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended March 31,
	2016	2015
	(Unaudited)
Net income (loss)	$(31,111)	$76,452
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (“CTA”) gain (loss)	115,899	(146,311)
Unrealized gain (loss) on available-for-sale securities	(304)	103
Unrealized gain (loss) on cash flow hedges	(6,784)	10,556
Net investment hedge CTA loss	(16,312)	—
Net actuarial gain on defined benefit plans	6	59
Total other comprehensive income (loss), net of tax	92,505	(135,593)
Comprehensive income (loss), net of tax	$61,394	$(59,141)
See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(31,111)	$76,452
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	172,382	115,341
Stock-based compensation	34,061	30,613
Amortization of intangible assets	28,152	6,295
Amortization of debt issuance costs and debt discounts	5,508	3,774
Provision for allowance for doubtful accounts	1,885	1,865
Gain on asset sales	(5,242)	—
Other items	4,605	3,191
Changes in operating assets and liabilities:
Accounts receivable	(11,312)	(30,791)
Income taxes, net	(28,656)	(12,555)
Accounts payable and accrued expenses	(40,217)	29,693
Other assets and liabilities	(25,785)	8,933
Net cash provided by operating activities	104,270	232,811
Cash flows from investing activities:
Purchases of investments	(10,875)	(18,446)
Sales of investments	14,294	6,709
Maturities of investments	—	7,031
Business acquisitions, net of cash acquired	(1,601,627)	(10,247)
Purchases of real estate	(16,408)	(38,282)
Purchases of other property, plant and equipment	(197,700)	(150,120)
Proceeds from sale of assets	22,825	—
Changes in restricted cash	466,704	3,521
Net cash used in investing activities	(1,322,787)	(199,834)
Cash flows from financing activities:
Proceeds from employee equity awards	16,304	16,384
Payment of dividends	(124,836)	(96,619)
Proceeds from loans payable	701,250	—
Repayment of capital lease and other financing obligations	(33,232)	(5,296)
Repayment of mortgage and loans payable	(936,353)	(13,361)
Other financing activities	499	98
Net cash used in financing activities	(376,368)	(98,794)
Effect of foreign currency exchange rates on cash and cash equivalents	(195)	(8,391)
Net decrease in cash and cash equivalents	(1,595,080)	(74,208)
Cash and cash equivalents at beginning of period	2,228,838	610,917
Cash and cash equivalents at end of period	$633,758	$536,709
See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Equinix, Inc. (“Equinix” or the “Company”) and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The condensed consolidated balance sheet data as of December 31, 2015 has been derived from audited consolidated financial statements as of that date. The consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). For further information, refer to the Consolidated Financial Statements and Notes thereto included in Equinix’s Form 10-K as filed with the SEC on February 26, 2016. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.
Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Equinix and its subsidiaries, including the acquisitions of Telecity Group plc (“TelecityGroup”) from January 15, 2016, Bit-isle Inc. (“Bit-isle”) from November 2, 2015 and Nimbo Technologies Inc. (“Nimbo”) from January 14, 2015. All significant intercompany accounts and transactions have been eliminated in consolidation.
Income Taxes
The Company began operating as a real estate investment trust for federal income tax purposes ("REIT") effective January 1, 2015. In May 2015, the Company received a favorable response to a private letter ruling (“PLR”) it had requested from the U.S. Internal Revenue Service (“IRS”) in connection with the Company’s conversion to a REIT for federal income tax purposes. As a result, the Company may deduct the distributions made to its shareholders from taxable income generated by the Company and its Qualified REIT Subsidiaries (“QRSs”). The Company’s dividends paid deduction generally eliminates the taxable income of the Company and its QRSs, resulting in no U.S. income tax due. However, the Taxable REIT Subsidiaries (“TRSs”) will continue to be subject to income taxes on any taxable income generated by them. In addition, the foreign operations of the Company will continue to be subject to local income taxes regardless of whether the foreign operations are operated as a QRS or a TRS.
The Company provides for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate is subject to change in the future due to various factors such as the operating performance of the Company, tax law changes and future business acquisitions.
The Company’s effective tax rates were 22.2% and 7.5% for the three months ended March 31, 2016 and 2015, respectively. The increase in the effective tax rate for 2016 is primarily due to non-tax deductible costs related to the TelecityGroup acquisition.
Assets Held for Sale and Discontinued Operations
Assets and liabilities to be disposed of that meet all of the criteria to be classified as held for sale as set forth in the accounting standard for impairment or disposal of long-lived assets are reported at the lower of their carrying amounts or fair values less costs to sell. Assets are not depreciated or amortized while they are classified as held for sale. A component of a reporting entity or a group of components of a reporting entity that are disposed or meet the criteria to be classified as held for sale should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The accounting guidance requires a business activity that, on acquisition, meets the criteria to be classified as held for sale be reported as a discontinued operation. Accordingly, the results of operations for the TelecityGroup data centers that will be divested have been reported as net income from discontinued operations, net of tax, from January 15, 2016, the date of the acquisition, through March 31, 2016 in the Company's condensed consolidated statement of operations. For further information on the Company’s assets held for sale and discontinued operations, see Notes 4 and 5.
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). This ASU simplifies several areas of the accounting for share-based payment award transactions, including (a) income

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments ("ASU 2016-06"). This ASU clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this ASU is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. This guidance should be applied on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year in which the amendments are effective, and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815), Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships ("ASU 2016-05"). This ASU clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This ASU may be applied prospectively or using a modified retrospective approach, and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2016-02 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. While the Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, the Company believes this standard will have a significant impact on its consolidated financial statements due, in part, to the substantial amount of operating leases it has.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10) ("ASU 2016-01"), which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income other than those accounted for under equity method of accounting or those that result in consolidation of the investees). The ASU also requires that an entity present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the ASU eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. ASU 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Business Combinations ("ASU 2015-16"), to simplify accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects as a result of changes to provisional amounts, calculated as if the accounting had been completed at the acquisition

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

date. The Company adopted ASU 2015-16 in the three months ended March 31, 2016. The adoption of ASU 2015-16 did not have a significant impact on the Company's consolidated financial statements.
In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (“ASU 2015-07”), which permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years with early adoption permitted. A reporting entity should apply the amendment retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. The Company adopted ASU 2015-07 in the three months ended March 31, 2016. The adoption of ASU 2015-07 did not have a significant impact on the Company's consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidations (“ASU 2015-02”). This ASU requires companies to adopt a new consolidation model, specifically: (1) the ASU modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) the ASU eliminates the presumption that a general partner should consolidate a limited partnership; (3) the ASU affects the consolidation analysis of reporting entities involved with VIEs and (4) the ASU provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company adopted ASU 2015-02 in the three months ended March 31, 2016. The adoption of ASU 2015-02 did not have a significant impact on the Company's consolidated financial statements.
In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (“ASU 2015-01”), to simplify the income statement presentation requirements by eliminating the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company adopted ASU 2015-01 in the three months ended March 31, 2016. The adoption of ASU 2015-01 did not have a significant impact on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This ASU requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which companies expect to be entitled in exchange for those goods or services. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. This ASU was originally effective for fiscal years and interim periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (“ASU 2015-14”), which amends ASU 2014-09 and defers its effective date to fiscal years and interim reporting periods beginning after December 15, 2017. ASU 2015-14 permits earlier application only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, which clarifies the implementation guidance of principal-versus-agent considerations. The Company is currently evaluating the impact that the adoption of this standard and its amendments will have on its consolidated financial statements. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The ASU 2016-10 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

2.Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods presented (in thousands, except per share amounts):

	Three months ended March 31,
	2016	2015
Net income (loss):
Net income (loss) from continuing operations	$(37,327)	$76,452
Net income from discontinued operations	6,216	—
Net income (loss)	$(31,111)	$76,452
Weighted-average shares used to calculate basic EPS	68,132	56,661
Effect of dilutive securities:
Employee equity awards	—	566
Weighted-average shares used to calculate diluted EPS	68,132	57,227
Basic EPS:
Continuing operations	$(0.55)	$1.35
Discontinued operations	0.09	—
Basic EPS	$(0.46)	$1.35
Diluted EPS:
Continuing operations	$(0.55)	$1.34
Discontinued operations	0.09	—
Diluted EPS	$(0.46)	$1.34
The following table sets forth weighted-average outstanding potential shares of common stock that are not included in the diluted earnings per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three months ended March 31,
	2016	2015
Shares reserved for conversion of 4.75% convertible subordinated notes	1,969	1,942
Common stock related to employee equity awards	1,583	211
	3,552	2,153

3.	Acquisitions
TelecityGroup Acquisition
On January 15, 2016, the Company completed the acquisition of the entire issued and to be issued share capital of Telecity Group plc (“TelecityGroup”). TelecityGroup operates data center facilities in cities across Europe. The acquisition of TelecityGroup enhances the Company's existing data center portfolio by adding new IBX metro markets in Europe including Dublin, Helsinki, Istanbul, Manchester, Milan, Sofia, Stockholm and Warsaw. As a result of the transaction, TelecityGroup has become a wholly-owned subsidiary of Equinix.
Under the terms of the acquisition, the Company acquired all outstanding shares of TelecityGroup and all vested equity awards of TelecityGroup at 572.5 pence in cash and 0.0336 new shares of Equinix common stock for a total purchase consideration of approximately £2,624,500,000 or approximately $3,743,587,000. In addition, the Company assumed $1,299,000 of vested TelecityGroup's employee equity awards as part of consideration transferred. The Company incurred acquisition costs of approximately $36,185,000 during period ended March 31, 2016 related to the TelecityGroup acquisition.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

In connection with the TelecityGroup acquisition, the Company placed £322,851,000 or approximately $475,689,000 into a restricted cash account, which was included in the current portion of restricted cash in the condensed consolidated balance sheet as of December 31, 2015. The cash was released upon completion of the acquisition.
Also, in connection with TelecityGroup acquisition, the Company entered into a bridge credit agreement with J.P. Morgan Chase Bank, N.A. (“JPMCB”) as the initial lender and as administrative agent for the lenders for a principal amount of £875,000,000 or approximately $1,289,000,000 at the exchange rate in effect on December 31, 2015 (the “Bridge Loan”). The Company had not made any borrowings under the Bridge Loan and the Bridge Loan was terminated on January 8, 2016.
The Company has initially designated the legal entities acquired in the TelecityGroup acquisition as TRSs.
Purchase Price Allocation
Under the acquisition method of accounting, the assets acquired and liabilities assumed in a business combination shall be measured at fair value at the date of the acquisition. As of the date of this quarterly report, the Company has not completed the detailed valuation analysis to derive the fair value of the following items including, but not limited to, deferred revenues; property plant and equipment; accounting for lease contracts; asset retirement obligations; favorable leasehold interests; accruals and taxes. Therefore, the allocation of the purchase price to acquired assets and liabilities is based on provisional estimates and is subject to continuing management analysis, with assistance of third party valuation advisers. As of the acquisition date, the preliminary allocation of the purchase price is as follows (in thousands):

Cash and cash equivalents	$73,368
Accounts receivable	20,022
Other current assets	39,929
Property, plant and equipment	1,249,374
Goodwill	2,745,913
Intangible assets	861,817
Deferred tax assets	568
Other assets	4,123
Total assets acquired	4,995,114
Accounts payable and accrued expenses	(163,490)
Accrued property, plant and equipment	(3,634)
Capital lease and other financing obligations	(263,894)
Mortgage and loans payable	(592,304)
Other current liabilities	(33,730)
Deferred tax liabilities	(156,667)
Other liabilities	(36,509)
Net assets acquired	$3,744,886

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The preliminary purchase price allocation above, as of the acquisition date, includes acquired assets and liabilities that have been classified by the Company as held for sale (Note 4). The assets and liabilities held for sale also includes Company's London 2 data center in London, UK ("LD2").
The following table presents certain information on the acquired intangible assets (dollars in thousands):

Intangible assets	Fair value	Estimated useful lives (years)	Weighted-average estimated useful lives (years)
Customer relationships	$764,550	13.5	13.5
Trade names	72,033	1.5	1.5
Favorable leases	25,234	2.4 - 33.0	13.6
The fair value of customer relationships was estimated by applying an income approach. The fair value was determined by calculating the present value of estimated future operating cash flows generated from existing customers less costs to realize the revenue. The Company applied a weighted-average discount rate of approximately 8.5%, which reflected the nature of the assets as it relates to the estimated future operating cash flows. Other significant assumptions used to estimate the fair value of the customer relationships include projected revenue growth, customer attrition rates, sales and marketing expenses and operating margins. The fair value of the TelecityGroup trade name was estimated using the relief of royalty approach. The Company applied a relief of royalty rate of 2.0% and a weighted-average discount rate of approximately 9.0%. The other acquired identifiable intangible assets were estimated by applying a relief of royalty or cost approach as appropriate. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in the accounting standard for fair value measurements.
The fair value of the property, plant and equipment was estimated by applying the income approach or cost approach. The income approach is used to estimate fair value based on the income stream, such as cash flows or earnings that an asset can be expected to generate its useful live. There are two primary methods of applying the income approach to determine the fair value assets: the discounted cash flow method and the direct capitalization method. The key assumptions include the estimated earnings, discount rate and direct capitalization rate. The cost approach is to use the replacement or reproduction cost as an indicator of fair value. The premise of the cost approach is that a market participant would pay no more for an asset than the amount that the asset could be replaced or reproduced. The key assumptions of cost approach include replacement cost new, physical deterioration, functional and economic obsolescence, economic useful life, remaining useful life, age and effective age.
The Company determined the fair value of the loans payable assumed in the TelecityGroup acquisition by estimating TelecityGroup’s debt rating and reviewed market data with a similar debt rating and other characteristics of the debt, including the maturity date and security type. On January 15, 2016, the Company prepaid and terminated these loans payable. In conjunction with the repayment of the loans payable, the Company incurred an insignificant amount of pre-payment penalties and interest rate swap termination costs, which were recorded as interest expense in the condensed consolidated statement of operations.
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after the acquisition. The goodwill is not expected to be deductible for local tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. Goodwill recorded as a result of the TelecityGroup acquisition, except for the goodwill associated with asset held for sale, is attributable to the Company’s EMEA region. For the three months ended March 31, 2016, the Company's results of continuing operations include TelecityGroup revenues of $84,439,000 and net loss from continuing operations of $2,821,000 for the period January 15, 2016 through March 31, 2016.
Bit-isle Acquisition
On November 2, 2015, the Company, acting through its Japanese subsidiary, completed a cash tender offer for approximately 97% of the equity instruments, including stock options, of Tokyo-based Bit-isle. The Company acquired the remaining outstanding equity instruments of Bit-isle in December 2015. The offer price was JPY 922 per share, in an all cash transaction totaling approximately $275,367,000.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

On September 30, 2015, the Company, acting through its Japanese subsidiaries as borrowers, entered into a term loan agreement (the “Bridge Term Loan Agreement”) with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”). Pursuant to the Bridge Term Loan Agreement, BTMU has committed to provide a senior bridge loan facility (the “Bridge Term Loan”) in the amount of up to ¥47,500,000,000, or approximately $422,275,000 in U.S. dollars at the exchange rate in effect on March 31, 2016. Proceeds from the Bridge Term Loan were to be used exclusively for the acquisition of Bit-isle, the repayment of Bit-isle’s existing debt and transaction costs incurred in connection with the closing of the Bridge Term Loan and the acquisition of Bit-isle. For further information on the Bridge Term Loan, see Note 9 below.
The Company included Bit-isle’s results of operations from November 2, 2015 and the estimated fair value of assets acquired and liabilities assumed in its consolidated balance sheets beginning November 2, 2015.
The Company has initially designated the legal entities acquired in the Bit-isle acquisition as TRSs.
Purchase Price Allocation
Under the acquisition method of accounting, the total purchase price was allocated to Bit-isle’s net tangible and intangible assets based upon their fair value as of the Bit-isle acquisition date. Under the accounting guidance, the Company can adjust the fair value of acquired assets and liabilities assumed in the measurement period, as it obtains new information regarding the facts and circumstances that existed at the acquisition date. Based upon the purchase price and the valuation of Bit-isle, the purchase price allocation was as follows (in thousands):

Cash and cash equivalent	$33,198
Accounts receivable	7,359
Other current assets	51,038
Long-term investments	3,806
Property, plant and equipment	308,985
Goodwill	95,444
Intangible assets	111,374
Other assets	22,981
Total assets acquired	634,185
Accounts payable and accrued expenses	(15,028)
Accrued property, plant and equipment	(465)
Capital lease and other financing obligations	(108,833)
Mortgage and loans payable	(190,227)
Other current liabilities	(8,689)
Deferred tax liabilities	(32,192)
Other liabilities	(3,384)
Net assets acquired	$275,367
The following table presents certain information on the acquired identifiable intangible assets (dollars in thousands):

Intangible assets	Fair value	Estimated useful lives (years)	Weighted-average estimated useful lives (years)
Customer relationships	$105,434	13	13
Trade name	3,455	2	2
Favorable solar contracts	2,410	18	18
Other intangible assets	75	0.25	0.25

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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
The fair value of the property, plant and equipment was estimated by applying the income approach or cost approach. The income approach is used to estimate fair value based on the income stream, such as cash flows or earnings that an asset can be expected to generate its useful live. There are two primary methods of applying the income approach to determine the fair value assets: the discounted cash flow method and the direct capitalization method. The key assumptions include the estimated earnings, discount rate and direct capitalization rate. The cost approach is to use the replacement or reproduction cost as an indicator of fair value. The premise of the cost approach is that a market participant would pay no more for an asset than the amount that the asset could be replaced or reproduced. The key assumptions of cost approach include replacement cost new, physical deterioration, functional and economic obsolescence, economic useful life, remaining useful life, age and effective age.
The Company determined the fair value of the loans payable assumed in the Bit-isle Acquisition by estimating Bit-isle’s debt rating and reviewed market data with a similar debt rating and other characteristics of the debt, including the maturity date and security type. During the year ended December 31, 2015, the Company prepaid and terminated the majority of these loans payable. In conjunction with the repayment of the loans payable, the Company incurred an insignificant amount of pre-payment penalties and interest rate swap termination costs, which were recorded as interest expense in the consolidated statement of operations for the year ended December 31, 2015.
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after the acquisition. The goodwill is not expected to be deductible for local tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. Goodwill recorded as a result of the Bit-isle acquisition is attributable to the Company’s Asia-Pacific region. For the three months ended March 31, 2016, the Company's results of continuing operations include Bit-isle revenues of $34,204,000 and net loss of $4,213,000.
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
Unaudited Pro Forma Combined Consolidated Financial Information
The following unaudited pro forma combined consolidated financial information has been prepared by the Company using the acquisition method of accounting to give effect to the TelecityGroup and Bit-isle acquisitions as though the acquisitions occurred on January 1, 2015. The Company completed the TelecityGroup acquisition on January 15, 2016. The operating results of TelecityGroup for the period January 15, 2016 through March 31, 2016 were included in the condensed consolidated statement of operations for the period ended March 31, 2016. The pro forma effect for the period ended March 31, 2016 was insignificant. The unaudited pro forma combined consolidated financial information reflects certain adjustments, such as additional depreciation, amortization and interest expense on assets and liabilities acquired.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The unaudited pro forma combined consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisitions occurred on the above dates, nor is it necessarily indicative of the future results of operations of the combined company.
The following table sets forth the unaudited pro forma consolidated combined results of operations for the three months ended March 31, 2015 (in thousands):

Three months ended March 31,
2015
Revenues	$778,536
Net income from continuing operations	50,960
Basic EPS	0.80
Diluted EPS	0.80
4. Assets Held for Sale
In order to obtain the approval of the European Commission for the acquisition of TelecityGroup, the Company and TelecityGroup have agreed to divest certain data centers, including the Company’s LD2 and certain data centers of TelecityGroup in the United Kingdom, Netherlands and Germany. There is no definitive agreement with any buyer or buyers and any such agreement will be subject to the approval of the European Commission. There can be no assurance as to the timing or amount of proceeds to be received in connection with the sale of all or any part of data centers to be divested in connection with the TelecityGroup acquisition. The assets and liabilities of LD2, which are included within the EMEA operating segment, were classified as held for sale in the fourth quarter of 2015 and, therefore, the corresponding depreciation and amortization expense was ceased at that time. This anticipated divestiture is not presented as discontinued operations in the consolidated statements of operations, because it does not represent a strategic shift in the Company's business, as the Company will continue operating similar businesses after the acquisition. During the three months ended March 31, 2016 and 2015, LD2 had revenue of $3,166,000 and $4,682,000, respectively, and net income recognized during these periods was insignificant.
During the fourth quarter of 2015, the Company entered into an agreement to sell a parcel of land in San Jose, California and reported the San Jose land parcel as asset held for sale in the accompanying consolidated balance sheet as of December 31, 2015. The sale was completed in February 2016.
The acquisition of TelecityGroup closed on January 15, 2016. Accordingly, the assets and liabilities of the TelecityGroup data centers that will be divested were included in assets and liabilities held for sale in the condensed consolidated balance sheet as of March 31, 2016. The results of operations for the TelecityGroup data centers that will be divested were classified as discontinued operations from January 15, 2016, the date the acquisition closed, through March 31, 2016.
When an asset is classified as held for sale, the asset's book value is evaluated and adjusted to the lower of its carrying amount or fair value less cost to sell. The determination of fair value for assets is dependent upon, among other factors, the potential sales transaction, composition of assets in the disposal group, the comparability of the disposal group to market transactions and negotiations with third party purchasers, etc. Such factors impact the range of potential fair values and the selection of the best estimates. As of the date of this quarterly report, the fair value of assets acquired as a result of the acquisition of TelecityGroup has not been finalized yet. The assets held for sale is based on the estimated selling price less the estimated cost to sell the assets. As of March 31, 2016 and December 31, 2015, the Company determined that assets held for sale had not been impaired.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table summarizes assets and liabilities that were classified in assets and liabilities held for sale as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Accounts receivable	$9,011	$2,222
Other current assets	3,178	408
Property, plant and equipment	216,364	23,533
Goodwill	518,766	5,000
Intangible assets	206,644	784
Other assets	1,941	1,310
Total assets held for sale	955,904	$33,257

Accounts payable, accrued expenses and estimated costs to sell	$(56,367)	$(654)
Accrued property, plant and equipment	—	(816)
Current portion of capital lease and other financing obligation	(93)	—
Other current liabilities	(4,048)	(435)
Capital lease and other financing obligations, less current portion	(56,896)	—
Other liabilities	(7,167)	(1,630)
Total liabilities held for sale	$(124,571)	$(3,535)

5.	Discontinued Operations
In order to obtain the approval of the European Commission for the acquisition of TelecityGroup, the Company and TelecityGroup have agreed to divest certain data centers, including the Company’s LD2 and certain data centers of TelecityGroup in the United Kingdom, Netherlands and Germany. Accounting guidance requires a business activity that, on acquisition, meets the criteria to be classified as held for sale be reported as a discontinued operation. Accordingly, the results of operations for the TelecityGroup data centers that will be divested have been reported as net income from discontinued operations, net of tax, from January 15, 2016, the date of the acquisition, through March 31, 2016 in the Company's condensed consolidated statement of operations.
The following table presents the financial results of the discontinued operations:

Three months ended March 31, 2016
Revenues	$20,581
Costs and operating expenses:
Cost of revenues	11,610
Sales and marketing	217
General and administrative	383
Total costs and operating expenses	12,210
Income from operations of discontinued operations	8,371
Interest and other, net	(469)
Income from discontinued operations before income taxes	7,902
Income tax expense	(1,686)
Income from discontinued operations, net of income taxes	$6,216

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Net cash used in operating activities for discontinued operations was $11,769,000 and net cash used in investing activities for discontinued operations was $23,428,000 for the period ended March 31, 2016.
No gain or loss on the disposition of the assets and liabilities of these data centers has been recognized in the condensed consolidated financial statements.

6.	Derivatives and Hedging Activities
Derivatives Designated as Hedging Instruments
Net Investment Hedges. The Company is exposed to the impact of foreign exchange rate fluctuations in investments in its wholly-owned foreign subsidiaries that are denominated in currencies other than the U.S. dollar. In order to mitigate the volatility in foreign currency exchange rates, the Company has entered into various foreign currency loans which are designated as hedges against the Company's net investment in foreign subsidiaries. In April 2015, the Company entered into a foreign currency term loan ("Term Loan A") and designated 100% of the Term Loan A to hedge its net investments in its wholly-owned foreign subsidiaries that are denominated in the same foreign currencies as the term loan. In December 2015, the Company terminated hedging its net investment in subsidiaries that are denominated in Swiss Francs. In January 2016, the Company borrowed the full amount of the $250,000,000 and £300,000,000 seven year term loan commitments made available to it under the second amendment to the Company's Senior Credit Facility ("Term Loan B"). The Company designated the portion of Term Loan B that is denominated in the British pound to hedge the net investments in its wholly-owned foreign subsidiaries. In March 2016, the Company used foreign exchange forward contracts to hedge against the effect of foreign exchange rate fluctuations on a portion of its net investment in the EMEA operations. The total principal amount of foreign currency loans outstanding at March 31, 2016 and December 31, 2015, which were designated as net investment hedges, was $844,278,000 and $411,881,000, respectively. For a net investment hedge, all changes in the fair value of the hedging instrument designated as a net investment hedge, except the ineffective portion, are recorded as a component of other comprehensive income in the condensed consolidated balance sheet. The Company recorded net foreign exchange loss of $16,312,000 in other comprehensive income and loss for the three months ended March 31, 2016. The Company recorded no ineffectiveness from its net investment hedges for the three months ended March 31, 2016.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

As of March 31, 2016, the Company’s cash flow hedges had maturities dates ranging from April 2016 to December 2017 as follows (in thousands):

	Notional Amount	Fair Value (1)	Accumulated other comprehensive income (loss) (2) (3)
Derivative assets	$282,657	$11,965	$27,270
Derivative liabilities	236,860	(6,762)	(21,445)
	$519,517	$5,203	$5,825

(1)	All derivative assets related to cash flow hedges are included in the condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

(2)	Included in the condensed consolidated balance sheets within accumulated other comprehensive income (loss).

(3)
The Company recorded a net gain of $5,951 within accumulated other comprehensive income (loss) relating to cash flow hedges that will be reclassified to revenue and expenses as they mature in the next 12 months.

As of December 31, 2015, the Company’s cash flow hedges had maturities dates ranging from January 2016 to December 2017 as follows (in thousands):

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

(3)
The Company recorded a net gain of $12,940 within accumulated other comprehensive income (loss) relating to cash flow hedges that will be reclassified to revenue and expense as they mature over the next 12 months.

During the three months ended March 31, 2016 and 2015, the ineffective and excluded portions of cash flow hedges recognized in other income (expense) were not significant. During the three months ended March 31, 2016, the amount of net gains reclassified from accumulated other comprehensive income (loss) to revenue was $6,446,000 and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses was $3,831,000. During the three months ended March 31, 2015, the amount of net gains reclassified from accumulated other comprehensive income (loss) to revenue was $8,078,000 and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses were not significant.
Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. The Company is deemed to have foreign currency forward contracts embedded in certain of the Company’s customer agreements that are priced in currencies different from the functional or local currencies of the parties involved. These embedded derivatives are separated from their host contracts and carried on the Company’s balance sheet at their fair value. The majority of these embedded derivatives arise as a result of the Company’s foreign subsidiaries pricing their customer contracts in the U.S. dollar. Gains and losses on these embedded derivatives are included within revenues in the Company’s condensed consolidated statements of operations. During the three months ended March 31, 2016, the loss associated with these embedded derivatives were $6,559,000 and during the three months ended March 31,2015, the gains (losses) associated with these embedded derivatives were insignificant.
Economic Hedges of Embedded Derivatives. The Company uses foreign currency forward contracts to manage the foreign exchange risk associated with the Company’s customer agreements that are priced in currencies different from the functional or local currencies of the parties involved (“economic hedges of embedded derivatives”). Foreign currency forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

upon settlement date. Gains and losses on these contracts are included in revenues along with gains and losses of the related embedded derivatives. The Company entered into various economic hedges of embedded derivatives during the three months ended March 31, 2016 and 2015. During the three months ended March 31, 2016, the gains associated with these contracts were $3,690,000 and during the three months ended March 31, 2015, the gains (losses) from these contracts were insignificant.
Foreign Currency Forward and Option Contracts. The Company also uses foreign currency forward and option contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of its foreign currency-denominated assets and liabilities change. Gains and losses on these contracts are included in other income (expense), net, along with foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward and contracts. The Company entered into various foreign currency forward and option contracts during the three months ended March 31, 2016 and 2015. During the three months ended March 31, 2016 and 2015, the company recognized a net loss of $7,593,000 and a net gain of $10,257,000, respectively, associated with these contracts.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Offsetting Derivative Assets and Liabilities
The following table presents the fair value of derivative instruments recognized in the Company’s condensed consolidated balance sheets as of March 31, 2016 (in thousands):

	Gross Amounts	Gross amounts offset in the balance sheet	Net amounts (1)	Gross amounts not offset in the balance sheet (2)	Net
Assets:
Designated as hedging instruments:
Cash flow hedges
Foreign currency forward contracts	$11,965	$—	$11,965	$(4,984)	$6,981
Net Investment Hedges
Foreign currency forward contracts	—	—	—	—	—
	11,965	—	11,965	(4,984)	6,981
Not designated as hedging instruments:
Embedded derivatives	5,871	—	5,871	—	5,871
Economic hedges of embedded derivatives	2,035	—	2,035	(4)	2,031
Foreign currency forward and option contracts	3,139	—	3,139	(50)	3,089
	11,045	—	11,045	(54)	10,991
Additional netting benefit	—	—	—	(4,850)	(4,850)
	$23,010	$—	$23,010	$(9,888)	$13,122
Liabilities:
Designated as hedging instruments
Cash flow hedges
Foreign currency forward contracts	$6,762	$—	$6,762	$(4,984)	$1,778
Net Investment Hedges
Foreign currency forward contracts	3,563	—	3,563	—	3,563
	10,325	—	10,325	(4,984)	5,341
Not designated as hedging instruments:
Embedded derivatives	4,978	—	4,978	—	4,978
Economic hedges of embedded derivatives	32	—	32	(4)	28
Foreign currency forward and option contracts	4,107	—	4,107	(50)	4,057
	9,117	—	9,117	(54)	9,063
Additional netting benefit	—	—	—	(4,850)	(4,850)
	$19,442	$—	$19,442	$(9,888)	$9,554

(1)	As presented in the Company’s condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table presents the fair value of derivative instruments recognized in the Company’s condensed consolidated balance sheets as of December 31, 2015 (in thousands):

	Gross Amounts	Gross amounts offset in the balance sheet	Net balance sheet amounts (1)	Gross amounts not offset in the balance sheet (2)	Net
Assets:
Designated as hedging instruments:
Foreign currency forward and option contracts	$16,027	$—	$16,027	$(813)	$15,214
Not designated as hedging instruments:
Embedded derivatives	8,926	—	8,926	—	8,926
Economic hedges of embedded derivatives	744	—	744	—	744
Foreign currency forward contracts	43,203	—	43,203	(34,577)	8,626
	52,873	—	52,873	(34,577)	18,296
Additional netting benefit	—	—	—	(9,512)	(9,512)
	$68,900	$—	$68,900	$(44,902)	$23,998
Liabilities:
Designated as hedging instruments:
Foreign currency forward contracts	$813	$—	$813	$(813)	$—
	813	—	813	(813)	—
Not designated as hedging instruments:
Embedded derivatives	1,772	—	1,772	—	1,772
Economic hedges of embedded derivatives	417	—	417	—	417
Foreign currency forward and option contracts	76,923	—	76,923	(34,577)	42,346
	79,112	—	79,112	(34,577)	44,535
Additional netting benefit	—	—	—	(9,512)	(9,512)
	$79,925	$—	$79,925	$(44,902)	$35,023

(1)	As presented in the Company’s condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

(2)
The Company enters into master netting agreements with its counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

7.	Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 were as follows (in thousands):

	Fair value at March 31, 2016	Fair value measurement using
		Level 1	Level 2
Assets:
Cash	$396,449	$396,449	$—
Money market and deposit accounts	234,119	234,119	—
Publicly traded equity securities	3,766	3,766	—
Certificates of deposit	15,747	—	15,747
Derivative instruments (1)	23,010	—	23,010
	$673,091	$634,334	$38,757
Liabilities:
Derivative instruments (1)	$19,442	$—	$19,442
	$19,442	$—	$19,442

(1)
Includes both foreign currency embedded derivatives and foreign currency forward and option contracts. Amounts are included within other current assets, other assets, others current liabilities and other liabilities in the Company’s accompanying condensed consolidated balance sheet.

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 were as follows (in thousands):

	Fair value at December 31, 2015	Fair value measurement using
		Level 1	Level 2
Assets:
Cash	$1,139,554	$1,139,554	$—
Money market and deposit accounts	1,089,284	1,089,284	—
Publicly traded equity securities	3,353	3,353	—
Certificates of deposit	14,106	—	14,106
Derivative instruments (1)	68,900	—	68,900
	$2,315,197	$2,232,191	$83,006
Liabilities:
Derivative instruments (1)	$79,925	$—	$79,925
	$79,925	$—	$79,925

(1)
Includes both foreign currency embedded derivatives and foreign currency forward and option contracts. Amounts are included within other current assets, other assets, other current liabilities and other liabilities in the Company’s accompanying condensed consolidated balance sheet.

The Company did not have any significant Level 3 financial assets or financial liabilities as of March 31, 2016 and December 31, 2015.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

8.	Leases
Capital Lease and Other Financing Obligations
Tokyo 5 ("TY5") Equipment Leases
In February 2016, the Company entered into a lease agreement for certain equipment in TY5 data center in Tokyo metro area. The lease was accounted for as a capital lease. Monthly payments under the equipment lease will be made through February 2032 at an effective interest rate of 6.33%. The total obligation under the equipment lease was approximately ¥3,074,947,000, or $27,335,000 in U.S. dollars at the exchange rate in effect as of March 31, 2016.
Maturities of Capital Lease and Other Financing Obligations
The Company’s capital lease and other financing obligations are summarized as follows (in thousands):

	Capital lease obligations	Other financing obligations (1)	Total
2016 (9 months remaining)	$58,850	$64,147	$122,997
2017	79,509	86,216	165,725
2018	80,032	82,472	162,504
2019	80,857	77,091	157,948
2020	80,878	74,617	155,495
Thereafter	961,236	794,225	1,755,461
Total minimum lease payments	1,341,362	1,178,768	2,520,130
Plus amount representing residual property value	368	539,509	539,877
Less amount representing interest	(629,395)	(830,142)	(1,459,537)
Present value of net minimum lease payments	712,335	888,135	1,600,470
Less current portion	(23,269)	(25,056)	(48,325)
	$689,066	$863,079	$1,552,145

(1)     Other financing obligations are primarily build-to-suit lease obligations.
Other financing obligations for data centers to be divested in connection with the Company's acquisition of TelecityGroup are included in liabilities held for sale in the condensed consolidated balance sheet at March 31, 2016 and are not included in the summary of the Company's capital lease and other financing obligations above. Total minimum lease payments under those obligations totaled $56,989,000 at March 31, 2016.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

9.	Debt Facilities
Mortgage and Loans Payable
The Company’s mortgage and loans payable consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Term loans	$1,139,986	$456,740
Bridge term loan	422,275	386,547
Revolving credit facility borrowings	—	325,622
Brazil financings	28,873	27,113
Mortgage payable and other loans payable	49,568	47,677
	1,640,702	1,243,699
Less amount representing debt discount and debt issuance cost	(15,895)	(2,681)
Plus amount representing mortgage premium	2,065	1,987
	1,626,872	1,243,005
Less current portion	(487,065)	(770,236)
	$1,139,807	$472,769

On January 8, 2016, the Company borrowed the full amount of the $250,000,000 and £300,000,000 seven year term loan commitments made available to it under the second amendment to the Company's Senior Credit Facility. The $250,000,000 seven year term loan bears interest at 4.0000% per annum and will be repaid in quarterly installments of $625,000 commencing on June 30, 2016 with the remaining $233,125,000 due on January 8, 2023. The £300,000,000 seven year term loan bears interest at 4.5000% per annum and will be repaid in quarterly installments of £750,000 commencing on June 30, 2016 with the remaining £279,750,000 due on January 8, 2023. The £300,000,000 outstanding term loan was approximately $431,310,000 in U.S. dollars at the exchange rate in effect as of March 31, 2016.
On January 15, 2016, the Company prepaid and terminated loans payable of TelecityGroup. In conjunction with the repayment of the loans payable, the company incurred an insignificant amount of pre-payment penalties and interest rate swap termination costs, which were recorded as interest expense in the condensed consolidated statement of operations. See Note 3 for additional information.
In February 2016, the Company borrowed the remaining ¥1,040,000,000, or approximately $9,246,000 in U.S. dollars at the exchange rate in effect as of March 31, 2016, available under its JPY bridge term loan agreement.
During the three months ended March 31, 2016, the Company repaid $325,622,000 of borrowings under its revolving credit facility. No borrowings were outstanding under the revolving credit facility as of March 31, 2016.
Convertible Debt
The Company’s convertible debt consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
4.75% convertible subordinated notes	$150,082	$150,082
Less amount representing debt discount and debt issuance cost	(1,800)	(3,961)
	$148,282	$146,121
4.75% Convertible Subordinated Notes
Holders of the 4.75% convertible subordinated notes were eligible to convert their notes during the quarter ended March 31, 2016 and are eligible to convert their notes during the remaining term of the notes, since the stock price condition conversion

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

clause was met during the applicable periods. As of March 31, 2016, had the holders of the 4.75% convertible subordinated notes converted their notes, the 4.75% convertible subordinated notes would have been convertible into a maximum of 1,972,258 shares of the Company’s common stock.
The 4.75% convertible subordinated notes are scheduled to mature on June 15, 2016. Upon maturity (and assuming that no conversion occurs prior to such maturity), the Company will be obligated to settle any outstanding principal amount of the notes and accrued interest in cash. On March 15, 2016, the Company notified convertible bond holders it has elected to deliver shares (and cash in lieu of any fractional shares) in respect of any conversion notices on or after March 15, 2016.
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
The Company amends the Capped Call agreement each time a special distribution or quarterly dividend is declared to adjust the effective conversion price of the 4.75% Convertible Subordinated Notes. Pursuant to the declaration of the quarterly dividend in February 2016, the Company further amended the Capped Call agreement to adjust the effective conversion price of the 4.75% convertible subordinated notes from $76.10 to $103.54 per share of common stock. Depending upon the Company’s stock price at the time the 4.75% convertible subordinated notes are redeemed, the settlement of the Capped Call will result in a delivery of up to 1,301,644 shares of the Company’s common stock to the Company; however, the Company will receive no benefit from the Capped Call if the Company’s stock price is $76.10 or lower at the time of conversion and will receive less shares than the 1,301,644 share maximum as described above for share prices in excess of $103.54 at the time of conversion than it would have received at a share price of $103.54 (the Company’s benefit from the Capped Call is capped at $103.54 and the benefit received begins to decrease above this price).
Senior Notes
The Company’s senior notes consisted of the following as of (in thousands):

	March 31, 2016	December 31, 2015
5.375% Senior Notes due 2023	$1,000,000	$1,000,000
5.375% Senior Notes due 2022	750,000	750,000
4.875% Senior Notes due 2020	500,000	500,000
5.75% Senior Notes due 2025	500,000	500,000
5.875% Senior Notes due 2026	1,100,000	1,100,000
	3,850,000	3,850,000
Less amount representing debt issuance cost	(43,833)	(45,366)
	$3,806,167	$3,804,634

Maturities of Debt Facilities
The following table sets forth maturities of the Company’s debt, including mortgage and loans payable, convertible debt and senior notes and excluding debt discounts and premium as of March 31, 2016 (in thousands):

Year ending:
2016 (9 months remaining)	$624,264
2017	60,136
2018	56,255
2019	356,803
2020	510,232
Thereafter	4,035,159
$5,642,849

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Fair Value of Debt Facilities
The following table sets forth the estimated fair values of the Company’s mortgage and loans payable, senior notes and convertible debt, including current maturities, as of (in thousands):

	March 31, 2016	December 31, 2015
Mortgage and loans payable	$1,624,926	$916,602
Convertible debt	152,896	151,997
Senior notes	4,024,875	3,954,000
Revolving credit line	—	325,617

The Company has determined that the inputs used to value its debt facilities fall within Level 2 of the fair value hierarchy.
Interest Charges
The following table sets forth total interest costs incurred and total interest costs capitalized for the periods presented (in thousands):

	Three months ended March 31,
	2016	2015
Interest expense	$100,863	$68,791
Interest capitalized	2,286	3,203
Interest charges incurred	$103,149	$71,994

10.	Commitments and Contingencies
Purchase Commitments
Primarily as a result of the Company’s various IBX expansion projects, as of March 31, 2016, the Company was contractually committed for $410.7 million of unaccrued capital expenditures, primarily for IBX infrastructure equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of March 31, 2016, such as commitments to purchase power in select locations through the remainder of 2016 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2016 and thereafter. Such other miscellaneous purchase commitments totaled $442.4 million as of March 31, 2016.

11.	Stockholders' Equity
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	Balance as of December 31, 2015	Net Change	Balance as of March 31, 2016
Foreign currency translation adjustment (“CTA”) gain (loss)	$(523,709)	$115,899	$(407,810)
Unrealized gain (loss) on cash flow hedges	11,153	(6,784)	4,369
Unrealized loss on available-for-sale securities	(139)	(304)	(443)
Net investment hedge CTA gain (loss)	4,484	(16,312)	(11,828)
Net actuarial gain (loss) on defined benefit plans	(848)	6	(842)
	$(509,059)	$92,505	$(416,554)

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Changes in foreign currency exchange rates can have a significant impact to the Company’s consolidated balance sheets (as evidenced above in the Company’s foreign currency translation gain or loss), as well as its consolidated results of operations, as amounts in foreign currencies generally translate into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. As of March 31, 2016, the U.S. dollar was generally weaker relative to certain of the currencies of the foreign countries in which the Company operates. This overall weakening of the U.S. dollar had an overall favorable impact on the Company’s consolidated financial position because the foreign denominations translated into more U.S. dollars as evidenced by an increase in foreign currency translation gain for the three months ended March 31, 2016 as reflected in the above table. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which the Company operates could have a significant impact on its consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.
Dividends
On February 18, 2016, the Company declared a quarterly cash dividend of $1.75 per share, with a record date of March 9, 2016 and a payment date of March 23, 2016. The Company paid a total of $121,494,000 on March 23, 2016 for the first quarter cash dividend. In addition, the Company accrued an additional $1,366,000 in dividends payable for the restricted stock units that have not yet vested.

Stock-Based Compensation
In the first quarter of 2016, the Compensation Committee and the Stock Award Committee of the Company’s Board of Directors approved the issuance of an aggregate of 526,988 shares of restricted stock units to certain employees, including executive officers, pursuant to the 2000 Equity Incentive Plan, as part of the Company’s annual refresh program. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $290.46 and a weighted-average requisite service period of 3.48 years. The valuation of restricted stock units with only a service condition or a service and performance condition requires no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of the Company’s stock price on the date of grant. The Company used revenue and adjusted funds from operations (“AFFO”) as the performance measurements in the restricted stock units with both service and performance conditions that were granted in February 2016, whereby revenue and adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) were used as the performance measurements in prior years’ grants.
The Company uses a Monte Carlo simulation option-pricing model to determine the fair value of restricted stock units with a service and market condition. There were no significant changes in the assumptions used to determine the fair value of restricted stock units with a service and market condition that were granted in 2016 compared to the prior year.
The following table presents, by operating expense category, the Company’s stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations (in thousands):

	Three months ended March 31,
	2016	2015
Cost of revenues	$2,997	$2,306
Sales and marketing	9,771	8,711
General and administrative	21,747	19,596
	$34,515	$30,613

12.	Segment Information
While the Company has a single line of business, which is the design, build-out and operation of IBX data centers, it has determined that it has three reportable segments comprised of its Americas, EMEA and Asia-Pacific geographic regions. The Company’s chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on the Company’s revenue and adjusted EBITDA performance both on a consolidated basis and based on these three reportable segments. The Company defines adjusted EBITDA as income from operations plus depreciation, amortization, accretion, stock-

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

based compensation expense, restructuring charges, impairment charges, acquisition costs and gains on asset sales as presented below (in thousands):

	Three months ended March 31,
	2016	2015
Adjusted EBITDA:
Americas	$184,460	$172,734
EMEA	111,489	76,031
Asia-Pacific	84,701	56,983
Total adjusted EBITDA	380,650	305,748
Depreciation, amortization and accretion expense	(202,153)	(122,530)
Stock-based compensation expense	(34,515)	(30,613)
Acquisition costs	(36,536)	(1,156)
Gains on asset sales	5,242	—
Income from operations	$112,688	$151,449

The Company also provides the following additional segment disclosures (in thousands):

	Three months ended March 31,
	2016	2015
Total revenues:
Americas	$404,394	$363,969
EMEA	267,856	164,623
Asia-Pacific	171,906	114,582
	$844,156	$643,174
Total depreciation and amortization:
Americas	$76,259	$66,727
EMEA	76,050	26,507
Asia-Pacific	48,225	28,402
	$200,534	$121,636
Capital expenditures:
Americas	$83,499	$82,726
EMEA	57,273	27,556
Asia-Pacific	56,928	39,838
	$197,700	$150,120

The Company’s long-lived assets are located in the following geographic areas as of (in thousands):

	March 31, 2016	December 31, 2015
Americas	$3,074,737	$3,025,450
EMEA	2,287,091	1,157,304
Asia-Pacific	1,526,404	1,423,682
	$6,888,232	$5,606,436

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Revenue information on a services basis is as follows (in thousands):

	Three months ended March 31,
	2016	2015
Colocation	$619,893	$481,545
Interconnection	127,205	101,658
Managed infrastructure	44,736	23,855
Other	5,260	2,599
Recurring revenues	797,094	609,657
Non-recurring revenues	47,062	33,517
	$844,156	$643,174
No single customer accounted for 10% or greater of the Company’s revenues for the three months ended March 31, 2016 and 2015. No single customer accounted for 10% or greater of the Company’s gross accounts receivable as of March 31, 2016 and December 31, 2015.

13.	Subsequent Events
On May 4, 2016, the Company declared a quarterly cash dividend of $1.75 per share, which is payable on June 15, 2016 to the Company’s common stockholders of record as of the close of business on May 25, 2016.

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
Overview
In January 2016, as more fully described in Note 3 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we completed our acquisition of Telecity Group plc ("TelecityGroup") for a total purchase price of approximately $1.7 billion in cash and 6.9 million shares of our common stock valued at approximately $2.1 billion, for a total of $3.8 billion. In January 2016, we terminated our bridge credit agreement for £875.0 million, or approximately $1.3 billion, related to the TelecityGroup acquisition.
In January 2016, as more fully described in Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we agreed to divest certain data centers, including our London 2 data center in London, UK ("LD2") and certain data centers of TelecityGroup in order to obtain the approval of the European Commission for the acquisition of TelecityGroup. Assets and liabilities of these data centers were included in assets and liabilities held for sale in the condensed consolidated balance sheet as of March 31, 2016. The results of operations for the TelecityGroup data centers that will be divested were classified as net income from discontinued operations, net of tax, from January 15, 2016, the date of the acquisition, through March 31, 2016 in our condensed consolidated statement of operations.
In January 2016, as more fully described in Note 9 of Notes to Condensed Consolidated Financial Statements, we borrowed the full amount of the $250.0 million and £300.0 million, or $431.3 million, made available to us under the second amendment to our Senior Credit Facility to fund the TelecityGroup acquisition.
Equinix provides global data center offerings that protect and connect the world’s most valued information assets. Global enterprises, financial services companies and content and network service providers rely upon Equinix’s leading insight and data centers in 40 markets around the world for the safehousing of their critical IT equipment and the ability to directly connect to the networks that enable today’s information-driven economy. Equinix offers the following solutions: (i) premium data center colocation, (ii) interconnection and (iii) exchange and outsourced IT infrastructure services. As of March 31, 2016, we operated or had partner International Business Exchange® (“IBX”) data centers in the Atlanta, Boston, Chicago, Dallas, Denver, Los Angeles, Miami, New York, Philadelphia, Rio De Janeiro, Sao Paulo, Seattle, Silicon Valley, Toronto and Washington, D.C. metro areas in the Americas region; Bulgaria, France, Finland, Germany, Ireland, Italy, the Netherlands, Poland, Switzerland, Sweden,

Turkey, the United Arab Emirates and the United Kingdom in the Europe, Middle East and Africa (“EMEA”) region; and Australia, China, Hong Kong, Indonesia, Japan and Singapore in the Asia-Pacific region.
Our data centers in 40 markets around the world are a global platform, which allows our customers to increase information and application delivery performance while significantly reducing costs. Based on our global platform and the quality of our IBX data centers, we believe we have established a critical mass of customers. As more customers locate in our IBX data centers, it benefits their suppliers and business partners to colocate as well, in order to gain the full economic and performance benefits of our offerings. These partners, in turn, pull in their business partners, creating a “marketplace” for their services. Our global platform enables scalable, reliable and cost-effective colocation, interconnection and traffic exchange that lowers overall cost and increases flexibility. Our focused business model is built on our critical mass of customers and the resulting “marketplace” effect. This global platform, combined with our strong financial position, continues to drive new customer growth and bookings.
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
Our utilization rate was approximately 80% as of March 31, 2016 and 79% as of March 31, 2015; however, excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our utilization rate would have increased to approximately 83% as of March 31, 2016. Our utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.
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
Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during any given quarter of the past three years, more than half of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. During the three months ended March 31, 2016 and 2015, our largest customer accounted for approximately 3% of our recurring revenues. Our 50 largest customers accounted for approximately 36% and 34% of our recurring revenues for the three months ended March 31, 2016 and 2015, respectively.
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
Our Americas and EMEA revenues are derived primarily from colocation and related interconnection offerings, and our Asia-Pacific revenues are derived primarily from colocation and managed infrastructure offerings.
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
Real Estate Investment Trust (“REIT”) Conversion
We began operating as a REIT for federal income tax purposes effective January 1, 2015. In May 2015, we received a favorable private letter ruling (“PLR”) from the U.S. Internal Revenue Service (“IRS”) in connection with our conversion to a REIT. As of March 31, 2016, our REIT structure includes all of our data center operations in the U.S., Canada and the historical data center operations in Europe and Japan. Our data center operations in other jurisdictions have initially been designated as taxable REIT subsidiaries (“TRSs”).
We initially have designated the legal entities acquired in the Bit-isle acquisition as TRSs, which we believe will not impact our qualification for taxation as a REIT. We plan to integrate the data center assets of the Bit-isle business into our REIT structure during the first half of 2017.
We initially will designate the legal entities acquired in the TelecityGroup acquisition as TRSs, which we believe will not impact our qualification for taxation as a REIT. We plan to integrate a significant portion of the TelecityGroup businesses into our REIT structure by the end of 2016 and to complete almost all remaining TelecityGroup REIT integration efforts during the first half of 2017.

As a REIT, we generally are permitted to deduct from federal taxable income the dividends we pay to our stockholders (including, for this purpose, the value of any deemed distribution on account of adjustments to the conversion rate relating to our outstanding debt securities that are convertible into our common stock). The income represented by such dividends is not subject to federal taxation at the entity level but is taxed, if at all, at the stockholder level. Nevertheless, the income of our TRSs which hold our U.S. operations that may not be REIT-compliant, are subject, as applicable, to federal and state corporate income tax. Likewise, our foreign subsidiaries continue to be subject to foreign income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRSs or through qualified REIT subsidiaries (“QRSs”). We are also subject to a separate corporate income tax on gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a former C corporation (such as (i) an asset that we held as of the effective date of our REIT election, that is January 1, 2015 or (ii) an asset that we hold in a QRS following the liquidation or other conversion of a former TRS). This built-in-gains tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset (e.g., January 1, 2015 in the case of REIT assets we held at the time of our REIT conversion), to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset. If we fail to qualify for taxation as a REIT, we will be subject to federal income tax at regular corporate rates. Even if we remain qualified for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRSs' operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules and some may not follow them at all.
We began paying quarterly cash dividends in 2015 in connection with our conversion to a REIT. On March 23, 2016 we paid a quarterly cash dividend of $1.75 per share and on May 4, 2016 we declared a quarterly cash dividend of $1.75 per share, payable on June 15, 2016 to stockholders of record on May 25, 2016. We expect the amount of all 2016 quarterly distributions and the value of the deemed distributions on account of all the adjustments to the conversion rate relating to our outstanding 4.75% convertible subordinated notes that are made in 2016 prior to the maturity of the convertible subordinated notes will equal or exceed the taxable income to be recognized in 2016.
We continue to monitor our REIT compliance to maintain our qualification for taxation as a REIT. For this and other reasons, as necessary we may convert certain of our data center operations in additional countries into the REIT structure in future periods.

Results of Operations
Our results of operations for the three months ended March 31, 2015 include the results of operations of Bit-isle from January 1, 2016 and the results of operations of TelecityGroup from January 16, 2016.
Discontinued Operations
We present the results of operations associated with the TelecityGroup data centers that will be divested as discontinued operations in our condensed consolidated statement of operations for the three months ended March 31, 2016. We did not have any discontinued operations activity during 2015.
Three Months Ended March 31, 2016 and 2015
Revenues. Our revenues for the three months ended March 31, 2016 and 2015 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three months ended March 31,				% change
	2016	%	2015	%	Actual	Constant currency
Americas:
Recurring revenues	$380,156	45%	$347,054	54%	10%	12%
Non-recurring revenues	24,238	3%	16,915	3%	43%	44%
	404,394	48%	363,969	57%	11%	13%
EMEA:
Recurring revenues	253,381	30%	153,424	24%	65%	69%
Non-recurring revenues	14,475	2%	11,199	2%	29%	33%
	267,856	32%	164,623	26%	63%	67%
Asia-Pacific:
Recurring revenues	163,557	19%	109,179	17%	50%	53%
Non-recurring revenues	8,349	1%	5,403	0%	55%	59%
	171,906	20%	114,582	17%	50%	54%
Total:
Recurring revenues	797,094	94%	609,657	95%	31%	34%
Non-recurring revenues	47,062	6%	33,517	5%	40%	43%
	$844,156	100%	$643,174	100%	31%	34%
Americas Revenues. Our revenues from the U.S., the largest revenue contributor in the Americas region for the period, represented approximately 93% and 92%, respectively, of the regional revenues during the three months ended March 31, 2016 and 2015. Growth in Americas revenues was primarily due to (i) approximately $11.0 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Dallas, Silicon Valley and Washington, D.C. metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended March 31, 2016, the U.S. dollar was generally stronger relative to the Canadian dollar and Brazilian real than during the three months ended March 31, 2015, resulting in approximately $8.3 million of net unfavorable foreign currency impact to our Americas revenues during the three months ended March 31, 2016 compared to average exchange rates of the three months ended March 31, 2015. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Atlanta, New York, São Paulo, Silicon Valley and Washington D.C. metro areas, which are expected to open during the remainder of 2016 and 2017. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.
EMEA Revenues. Revenues for our EMEA region for the three months ended March 31, 2016 include $84.4 million of revenues attributable to our acquisition of TelecityGroup, which closed on January 15, 2016. After our acquisition of TelecityGroup, the UK continues to be our largest revenue contributor in the EMEA region, providing 34% of regional revenues for the three months ended March 31, 2016 compared to 37% of regional revenues for the three months ended March 31, 2015 without TelecityGroup. Our EMEA revenue growth was primarily due to (i) $84.4 million of revenues attributable to TelecityGroup, (ii) approximately

$13.6 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Frankfurt, Paris and Zurich metro areas and (iii) an increase in orders from both our existing customers and new customers during the period. During the three months ended March 31, 2016, the impact of foreign currency fluctuations resulted in approximately $6.4 million of net unfavorable foreign currency impact to our EMEA revenues primarily due to a generally stronger U.S. dollar relative to the British pound and Euro during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. We expect that our EMEA revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Amsterdam, Dublin, Frankfurt, London and Warsaw metro areas, which are expected to open during the remainder of 2016 and 2017 as well as our acquisition of TelecityGroup. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts as well as our acquisition of TelecityGroup.
Asia-Pacific Revenues. Revenues for our Asia-Pacific region for the three months ended March 31, 2016 include $34.2 million of revenues attributable to our acquisition of Bit-isle, which closed in November 2015. After our acquisition of Bit-isle, Japan is our largest revenue contributor in the Asia-Pacific region, providing 34% of regional revenues including Bit-isle for the three months ended March 31, 2016 compared to 15% for the three months ended March 31, 2015 without Bit-isle. Excluding revenues attributable to Bit-isle, our revenues from Singapore, which was our largest revenue contributor in the Asia-Pacific region before we acquired Bit-isle, represented approximately 38% and 39%, respectively, of the regional revenues for the three months ended March 31, 2016 and 2015. Our Asia-Pacific revenue growth was primarily due to (i) $34.2 of revenues attributable to Bit-isle, (ii) approximately $19.3 million of revenue generated from our recently-opened IBX data center expansions in the Hong Kong, Melbourne, Shanghai, Singapore, Sydney and Tokyo metro areas and (iii) an increase in orders from both our existing customers and new customers during the period. During the three months ended March 31, 2016, the U.S. dollar was generally stronger relative to the Australian and Singapore dollars, than during the three months ended March 31, 2015, resulting in approximately $4.1 million of net unfavorable foreign currency impact to our Asia-Pacific revenues during the three months ended March 31, 2016 when compared to average exchange rates during the three months ended March 31, 2015. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX data centers and additional expansions currently taking place in the Hong Kong and Sydney metro areas, which are expected to open during the remainder of 2016 and 2017. Our estimates of future revenue growth take into account expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts as well as the impact of our acquisition of Bit-isle.
Cost of Revenues. Our cost of revenues for the three months ended March 31, 2016 and 2015 were split among the following geographic regions (dollars in thousands):

	Three months ended March 31,				% change
	2016	%	2015	%	Actual	Constant currency
Americas	$170,126	40%	$150,369	50%	13%	17%
EMEA	151,762	35%	81,216	28%	87%	91%
Asia-Pacific	105,792	25%	66,728	22%	59%	61%
Total	$427,680	100%	$298,313	100%	43%	47%

	Three months ended March 31,
	2016	2015
Cost of revenues as a percentage of revenues:
Americas	42%	41%
EMEA	57%	49%
Asia-Pacific	62%	58%
Total	51%	46%
Americas Cost of Revenues. Depreciation expense was $58.8 million and $53.4 million for the three months ended March 31, 2016 and 2015, respectively. The growth in depreciation expense was primarily due to our IBX expansion activity. In addition to the increase in depreciation expense, the increase in our Americas cost of revenues for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to (i) $4.9 million of higher utilities, rent and facilities costs in support of our business growth and (ii) $4.2 million of higher costs associated with equipment resales to support growth of our non-recurring revenues. During the three months ended March 31, 2016, the impact of foreign currency fluctuations resulted in approximately $6.4 million of net favorable foreign currency impact to our Americas cost of revenues primarily due to a generally stronger U.S. dollar relative to the Brazilian real and Canadian dollar during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. We expect Americas cost of revenues to increase as we continue to grow our business.
EMEA Cost of Revenues. Cost of revenues for our EMEA region for the three months ended March 31, 2016 includes $60.6 million of cost of revenues attributable to our acquisition of TelecityGroup, which closed on January 15, 2016. Excluding cost of revenues attributable to TelecityGroup, EMEA cost of revenues was $91.1 million for the three months ended March 31, 2016 compared to $81.2 million for the three months ended March 31, 2015. Depreciation expense, excluding TelecityGroup, was $25.4 million and $22.0 million for the three months ended March 31, 2016 and 2015, respectively. The growth in depreciation expense was primarily due to our IBX data center expansion activity. Excluding the impact of our acquisition of TelecityGroup, the remaining increase in our EMEA cost of revenues, was primarily due to $3.9 million of higher utilities and repairs and maintenance costs in support of our business growth. During the three months ended March 31, 2016 the impact of foreign currency fluctuations to our EMEA cost of revenues resulted in approximately $3.0 million of net favorable foreign currency impact to our EMEA cost of revenues primarily due to a generally stronger U.S. dollar relative to the British pound and Euro during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. We expect EMEA cost of revenues to increase as we continue to grow our business and as a result of our acquisition of TelecityGroup.
Asia-Pacific Cost of Revenues. Cost of revenues for our Asia-Pacific region for the three months ended March 31, 2016 includes $27.0 million of cost of revenues attributable to our acquisition of Bit-isle, which closed in November 2015. Excluding cost of revenues attributable to Bit-isle, Asia-Pacific cost of revenues was $78.8 million for the three months ended March 31, 2016 compared to $66.7 million for the three months ended March 31, 2015, primarily due to an increase in depreciation expense. Depreciation expense, excluding Bit-isle, was $34.7 million and $27.2 million for the three months ended March 31, 2016 and 2015, respectively. The growth in depreciation expense was primarily due to our IBX data center expansion activity. For the three months ended March 31, 2016, the impact of foreign currency fluctuations to our Asia-Pacific cost of revenues was not significant when compared to average exchange rates of the three months ended March 31, 2015. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business, including from the impact of our acquisition of Bit-isle.
Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended March 31, 2016 and 2015 were split among the following geographic regions (dollars in thousands):

	Three months ended March 31,				% change
	2016	%	2015	%	Actual	Constant currency
Americas	$57,753	54%	$49,045	62%	18%	20%
EMEA	31,851	30%	17,245	22%	85%	88%
Asia-Pacific	16,986	16%	12,326	16%	38%	40%
Total	$106,590	100%	$78,616	100%	36%	38%

	Three months ended March 31,
	2016	2015
Sales and marketing expenses as a percentage of revenues:
Americas	14%	13%
EMEA	12%	10%
Asia-Pacific	10%	11%
Total	13%	12%
Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to $5.8 million of higher compensation costs, including sales compensation, general salaries, bonuses and stock-based compensation and $3.0 million of higher advertising, promotion, consulting and travel and entertainment expenses to support our growth. During the three months ended March 31, 2016, the impact of foreign currency fluctuations to our Americas sales and marketing expenses was not significant when compared to average exchange rates of the three months ended March 31, 2015. Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts and, as a result, our Americas sales and marketing expenses as a percentage of revenues have increased. Although we anticipate that we will continue to invest in Americas sales and marketing initiatives, we believe our Americas sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.
EMEA Sales and Marketing Expenses. Sales and Marketing expenses for our EMEA region for the three months ended March 31, 2016 included $11.3 million attributable to our acquisition of TelecityGroup, which closed on January 15, 2016. Excluding the impact of TelecityGroup, our EMEA sales and marketing expenses were $20.6 million for the three months ended March 31, 2016 compared to $17.2 million for the three months ended March 31, 2015. The increase was primarily due to $2.8 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (236 EMEA sales and marketing employees, excluding TelecityGroup employees, as of March 31, 2016 versus 195 as of March 31, 2015). For the three months ended March 31, 2016, the impact of foreign currency fluctuations to EMEA sales and marketing expenses was not significant when compared to the average exchange rates for the three months ended March 31, 2015. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenue. We believe our EMEA sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.
Asia-Pacific Sales and Marketing Expenses. Sales and marketing expenses for our Asia-Pacific region for the three months ended March 31, 2016 included $3.6 million attributable to our acquisition of Bit-isle, which closed in November 2015. Excluding the impact of Bit-isle, our Asia-Pacific sales and marketing expenses did not materially change during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. For the three months ended March 31, 2016, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the three months ended March 31, 2015. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts. We expect our Asia-Pacific sales and marketing expenses to increase as a result of the Bit-isle acquisition. Although we anticipate that we will continue to invest in Asia-Pacific sales and marketing initiatives, including the integration of Bit-isle, we believe our Asia-Pacific sales and marketing expenses as a percentage of revenues will ultimately decrease as we continue to grow our business.
General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2016 and 2015 were split among the following geographic regions (dollars in thousands):

	Three months ended March 31,				% change
	2016	%	2015	%	Actual	Constant currency
Americas	$93,104	56%	$82,123	72%	13%	14%
EMEA	55,477	33%	20,431	18%	172%	176%
Asia-Pacific	17,323	11%	11,086	10%	56%	60%
Total	$165,904	100%	$113,640	100%	46%	48%

	Three months ended March 31,
	2016	2015
General and administrative expenses as a percentage of revenues:
Americas	23%	23%
EMEA	21%	12%
Asia-Pacific	10%	10%
Total	20%	18%
Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $3.8 million of higher compensation costs, including general salaries, bonuses, stock-based compensation, and headcount growth (826 Americas general and administrative employees as of March 31, 2016 versus 720 as of March 31, 2015) and (ii) $3.9 million of higher depreciation expense associated with the implementation of our Oracle R12 ERP system, certain systems to improve our quote to order and billing processes and other systems to support the REIT conversion. During the three months ended March 31, 2016, the impact of foreign currency fluctuations to our Americas general and administrative expenses was not significant when compared to average exchange rates for the three months ended March 31, 2015. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments into improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. Going forward, although we are carefully monitoring our spending, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including these investments in our back office systems and maintaining our REIT qualification.
EMEA General and Administrative Expenses. General and administrative expenses for our EMEA region for the three months ended March 31, 2016 included $18.8 million attributable to our acquisition of TelecityGroup, which closed on January 15, 2016. Excluding the impact of TelecityGroup, our EMEA general and administrative expenses were $36.7 million for the three months ended March 31, 2016 compared to $20.4 million for the three months ended March 31, 2015. Excluding the impact of TelecityGroup, the increase was primarily due to (i) $12.3 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (456 EMEA general and administrative employees, excluding TelecityGroup employees, as of March 31, 2016 versus 361 as of March 31, 2015) and (ii) $2.8 million of higher outside services to support the integration of TelecityGroup. For the three months ended March 31, 2016, the impact of foreign currency fluctuations to EMEA general and administrative expenses was not significant when compared to the average exchange rates for the three months ended March 31, 2015. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth, as well as integration of TelecityGroup; however, as a percentage of revenues, we generally expect them to decrease.
Asia-Pacific General and Administrative Expenses. General and administrative expenses for our Asia-Pacific region for the three months ended March 31, 2016 included $4.2 million attributable to our acquisition of Bit-isle, which closed in November 2015. Excluding the impact of Bit-isle, our Asia-Pacific general and administrative expenses did not materially change and the impact of foreign currency fluctuations to our Asia-Pacific general and administrative expenses for the three months ended March 31, 2016 was not significant when compared to average exchange rates of the three months ended March 31, 2015. Going forward, although we are carefully monitoring our spending, we expect Asia-Pacific general and administrative expenses to increase as a result of our acquisition and integration of Bit-isle and as we continue to scale or operations to support our growth.
Acquisition Costs. During the three months ended March 31, 2016, we recorded acquisition costs totaling $36.5 million primarily in the EMEA region. During the three months ended March 31, 2015, we recorded acquisition costs totaling $1.2 million primarily in the Americas region.
Income from Continuing Operations. Our income from continuing operations for the three months ended March 31, 2016 and 2015 were split among the following geographic regions (dollars in thousands):

	Three months ended March 31,				% change
	2016	%	2015	%	Actual	Constant currency
Americas	$88,539	79%	$81,466	54%	9%	9%
EMEA	(7,419)	(7)%	45,541	30%	(116)%	(112)%
Asia-Pacific	31,568	28%	24,442	16%	29%	37%
Total	$112,688	100%	$151,449	100%	(26)%	(23)%
Americas Income from Continuing Operations. The increase in our Americas income from continuing operations was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above, partially offset by higher cost of revenues and operating expenses as a percentage of revenues primarily attributable to higher compensation and other headcount related expenses to support our growth. The impact of foreign currency fluctuations on our Americas income from continuing operations for the three months ended March 31, 2016 was not significant when compared to average exchange rates of the three months ended March 31, 2015.
EMEA Income (loss) from Continuing Operations. The decrease in our EMEA income from continuing operations was primarily due to acquisition and integration costs incurred in connection with our acquisition of TelecityGroup, which closed on January 15, 2016, as well as the increased depreciation and amortization created in the purchase accounting for TelecityGroup. The impact of foreign currency fluctuations on our EMEA loss from continuing operations for the three months ended March 31, 2016 was not significant when compared to average exchange rates of the three months ended March 31, 2015.
Asia-Pacific Income from Continuing Operations. The increase in our Asia-Pacific income from continuing operations was primarily due to higher revenues as a result of our acquisition of Bit-isle, which closed in November 2015, as well as our IBX data center expansion activity and organic growth as described above, partially offset by higher cost of revenues and operating expenses as a percentage of revenues primarily attributable to our acquisition of Bit-isle as well as higher compensation and other headcount related expenses and higher professional fees to support our growth. The impact of foreign currency fluctuations on our Asia-Pacific income from continuing operations for the three months ended March 31, 2016 was not significant when compared to average exchange rates of the three months ended March 31, 2015.
Interest Income. Interest income was $925,000 and $520,000, respectively, for the three months ended March 31, 2016 and 2015. The average annualized yield for the three months ended March 31, 2016 was 0.26% versus 0.19% for the three months ended March 31, 2015. We expect our interest income to remain at these low levels for the foreseeable future due to lower invested balances and a portfolio more weighted towards short-term U.S. government securities.
Interest Expense. Interest expense increased to $100.9 million for the three months ended March 31, 2016 from $68.8 million for the three months ended March 31, 2015. This increase in interest expense was primarily due to the impact of our $1.1 billion of senior notes issued in December 2015, $681.3 million of seven year term loans that we borrowed in January 2016 and $422.3 million of an outstanding bridge term loan we borrowed to finance our acquisition of Bit-isle, which closed in November 2015, as well as additional financings such as various capital lease and other financing obligations to support our expansion projects. During the three months ended March 31, 2016 and 2015, we capitalized $2.3 million and $3.2 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we recognize the full impact of our $1.1 billion senior notes offering in December 2015, $681.3 million of seven year term loans we borrowed in January 2016 and $422.3 million of an outstanding bridge term loan which we expect to refinance in 2016. We expect to incur additional indebtedness to support our growth and acquisition opportunities such as the Bit-isle and TelecityGroup acquisitions, resulting in higher interest expense.
Other Income (Expense). We recorded net expense of $60.7 million and $0.5 million, respectively, of other expense, for the three months ended March 31, 2016 and 2015, primarily due to foreign currency exchange gains and losses during the periods, including $63.5 million in foreign currency losses for the three months ended March 31, 2016 as a result of completing the acquisition of TelecityGroup.
Income Taxes. Effective January 1, 2015, we have operated as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income taxes on the taxable income distributed to our stockholders. We intend to distribute and distributed the entire taxable income generated by the operations of our REIT and its QRSs for the tax year ended December 31, 2016 and December 31, 2015. As such, no provision for U.S. income taxes for the REIT and its QRSs has been included in the accompanying condensed consolidated financial statements for the three months ended March 31, 2016 and 2015.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as a QRS or TRS were accrued, as necessary, for the three months ended March 31, 2016 and 2015.
For the three months ended March 31, 2016 and 2015, we recorded $10.6 million of income tax benefit and $6.2 million of income tax expense, respectively. Our effective tax rates were 22.2% and 7.5%, respectively, for the three months ended March 31, 2016 and 2015. The increase in the effective tax rate for 2016 is primarily due to non-tax deductible costs related to the TelecityGroup acquisition.
Income from Discontinued Operations. Our net income from discontinued operations was $6.2 million for the three months ended March 31, 2016. We did not have discontinued operations during the three months ended March 31, 2015.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the performance of our segments, measure the operational cash generating abilities of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gains on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income. Our adjusted EBITDA for the three months ended March 31, 2016 and 2015 were split among the following geographic regions (dollars in thousands):

	Three months ended March 31,				% change
	2016	%	2015	%	Actual	Constant currency
Americas	$184,460	49%	$172,734	56%	7%	8%
EMEA	111,489	29%	76,031	25%	47%	51%
Asia-Pacific	84,701	22%	56,983	19%	49%	53%
Total	$380,650	100%	$305,748	100%	24%	27%

Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. During the three months ended March 31, 2016, currency fluctuations resulted in approximately $2.6 million of net unfavorable foreign currency impact on our Americas adjusted EBITDA primarily due to the generally stronger U.S. dollar relative to the Brazilian real and Canadian dollar during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
EMEA Adjusted EBITDA. Adjusted EBITDA for our EMEA region includes $40.7 million of adjusted EBITDA attributable to our acquisition of TelecityGroup, which closed on January 15, 2016. Excluding adjusted EBITDA attributable to TelecityGroup, the increase in our EMEA adjusted EBITDA was primarily due higher revenues as result of our IBX data center expansion activity and organic growth as described above. During the three months ended March 31, 2016, currency fluctuations resulted in approximately $3.0 million of net unfavorable foreign currency impact to our EMEA adjusted EBITDA primarily due to a generally stronger U.S. dollar relative to the British pound and Euro during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Asia-Pacific Adjusted EBITDA. Adjusted EBITDA for our Asia-Pacific region includes $11.6 million of adjusted EBITDA attributable to our acquisition of Bit-isle, which closed in November 2015. Excluding adjusted EBITDA attributable to Bit-isle, the increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. During the three months ended March 31, 2016, currency fluctuations resulted in approximately $2.6 million of net unfavorable foreign currency impact to our Asia-Pacific adjusted EBITDA primarily due to a generally stronger U.S. dollar relative to the Australian and Singapore dollars during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
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
In addition, in presenting AFFO and adjusted EBITDA, we exclude amortization expense related to certain intangible assets, as it represents the amortization of a cost that may not recur and is not meaningful in the evaluation of our current or future operating performance. We exclude accretion expense, both as it relates to asset retirement obligations as well as accrued restructuring charge liabilities, as these expenses represent costs which we believe are not meaningful in evaluating our current operations. We exclude stock-based compensation expense as it represents expense attributed to equity awards that have no current or future cash obligations. As such, we, and many investors and analysts, exclude this stock-based compensation expense when assessing the cash generating performance of our operations. We also exclude restructuring charges. The restructuring charges relate to our decisions to exit leases for excess space adjacent to several of our IBX data centers, which we did not intend to build out, or our decision to reverse such restructuring charges. We also exclude impairment charges related to certain long-lived assets. The impairment charges are related to expense recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets are not recoverable. We also exclude gains on asset sales as it represents profit that may not recur and is not meaningful in evaluating our current or future operating performance. Finally, we exclude acquisition costs from AFFO and adjusted EBITDA. The acquisition costs relate to costs we incur in connection with business combinations. Management believes items such as restructuring charges, impairment charges, acquisition costs and gains on asset sales are non-core transactions; however, these types of costs may occur in future periods.
Adjusted EBITDA
We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gains on asset sales as presented below (in thousands):

	Three months ended March 31,
	2016	2015
Income from continuing operations	$112,688	$151,449
Depreciation, amortization, and accretion expense	202,153	122,530
Stock-based compensation expense	34,515	30,613
Acquisition costs	36,536	1,156
Gains on asset sales	(5,242)	—
Adjusted EBITDA	$380,650	$305,748
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
We use AFFO to evaluate our performance on a consolidated basis and as a metric in the determination of employees’ annual bonuses beginning in 2015 and vesting of restricted stock units that were granted beginning in 2015 and that have both service and performance conditions. In presenting AFFO, we exclude certain items that we believe are not good indicators of our current or future operating performance. AFFO represents FFO excluding depreciation and amortization expense on non-real estate assets, accretion, stock-based compensation, restructuring charges, impairment charges, acquisition costs, an installation revenue adjustment, a straight-line rent expense adjustment, amortization of deferred financing costs, gains (losses) on debt extinguishment, an income tax expense adjustment, recurring capital expenditures and adjustments for unconsolidated joint ventures' and non-controlling interests’ share of these items, gain on asset and net income from discontinued operations, net of tax. The adjustments for both installation revenue and straight-line rent expense are intended to isolate the cash activity included within the straight-lined or amortized results in the consolidated statement of operations. We exclude the amortization of deferred financing costs as these expenses relate to the initial costs incurred in connection with debt financings that have no current or future cash obligations. We exclude gains (losses) on debt extinguishment since it represents a cost that may not recur and is not a good indicator of our current or future operating performance. We include an income tax expense adjustment, which represents changes in its income tax reserves and valuation allowances that may not recur or may not relate to the current year’s operations. We exclude recurring capital expenditures, which represent expenditures to extend the useful life of its IBX centers or other assets that are required to support current revenues. We also exclude net income from discontinued operations, net of tax, which represents profit that may not recur and is not a good indicator of our current future operating performance.

Our FFO and AFFO for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three months ended March 31,
	2016	2015
Net income	$(31,111)	$76,452
Adjustments:
Real estate depreciation and amortization	150,995	102,648
(Gain) loss on disposition of real estate property	(4,037)	62
Adjustments for FFO from unconsolidated joint ventures	28	28
NAREIT FFO attributable to common shareholders	$115,875	$179,190

	Three months ended March 31,
	2016	2015
NAREIT FFO attributable to common shareholders	$115,875	$179,190
Adjustments:
Installation revenue adjustment	3,354	8,654
Straight-line rent expense adjustment	1,133	3,201
Amortization of deferred financing costs	5,508	3,858
Stock-based compensation expense	34,515	30,613
Non-real estate depreciation expense	21,387	12,693
Amortization expense	28,152	6,295
Accretion expense	1,619	894
Recurring capital expenditures	(31,815)	(22,373)
Acquisition costs	36,536	1,156
Income tax expense adjustment (1)	(190)	(2,408)
Adjustments for AFFO from unconsolidated joint ventures	(12)	(17)
Net income from discontinued operations, net of tax	(6,216)	—
Adjusted Funds from Operations (AFFO)	$209,846	$221,756

(1)	Represents changes in our income tax reserves and valuation allowances that may not recur or may not relate to the current year’s operations.
Our AFFO results have improved due to the improved operating results discussed earlier in “Results of Operations,” as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in “Overview.”

Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing expenses and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies such as the Brazilian real, British pound, Canadian dollar, Euro, Swiss franc, Australian dollar, Hong Kong dollar, Japanese yen, Singapore dollar and United Arab Emirates dirham. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities with functional currencies other than the U.S. dollar are converted into U.S. dollars at the exchange rates in effect for the comparable prior period rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the three months ended March 31, 2015 are used as exchange rates for the three months ended March 31, 2016 when comparing the three months ended March 31, 2016 with the three months ended March 31, 2015).
Liquidity and Capital Resources
As of March 31, 2016, our total indebtedness was comprised of (i) convertible debt principal totaling $150.1 million from our 4.75% convertible subordinated notes (gross of discount) and (ii) non-convertible debt and financing obligations totaling $7.1 billion consisting of (a) $3.9 billion of principal from our senior notes, (b) approximately $1.6 billion from our capital lease and other financing obligations, and (c) $1.6 billion of principal from our mortgage and loans payable (gross of discount and premium).
We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, payment of tax liabilities related to our conversion to a REIT, payment of regular dividends and completion of our publicly-announced expansion projects. As of March 31, 2016, we had $650.1 million of cash, cash equivalents and short-term and long-term investments, of which approximately $255.9 million was held in the U.S. We believe that our current expansion activities in the U.S. can be funded with our U.S.-based cash and cash equivalents and investments. Besides our cash and investment portfolio, we have additional liquidity available to us from the $1.5 billion revolving credit facility.
As of March 31, 2016, we had 30 irrevocable letters of credit totaling $42.6 million issued and outstanding under the U.S. revolving credit line; as a result, we had a total of approximately $1.5 billion of additional liquidity available to us under the revolving credit facility. Besides any further financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base, and have continued to experience relatively strong collections, if the current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity. Additionally, we may pursue additional expansion opportunities, primarily the build out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions. We are also now operating as a REIT and paying regular, recurring cash dividends. While we expect to fund these plans with our existing resources, additional financing, either debt or equity, may be required and if current market conditions were to deteriorate, we may be unable to secure additional financing or any such additional financing may only be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.
Sources and Uses of Cash

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Net cash provided by operating activities	$104,270	$232,811
Net cash used in investing activities	(1,322,787)	(199,834)
Net cash used in financing activities	(376,368)	(98,794)

Operating Activities. The decrease in net cash provided by operating activities was primarily due to an increase in cash payments related to TelecityGroup acquisition costs, settlement of derivative liabilities associated with the TelecityGroup purchase price and the payment of our annual corporate bonus program. We expect we will continue to generate cash from our operating activities during the remainder of 2016 and beyond.
Investing Activities. The net cash used in investing activities for the three months ended March 31, 2016 was primarily due to $1,601.6 million, net of cash acquired for the acquisition of TelecityGroup and remaining amounts due for Bit-isle shares, partially offset by the release of $466.7 million of restricted cash that was set aside for the TelecityGroup acquisition. Other investing cash flows for the quarter included $197.7 million of capital expenditures primarily related to our expansion activity and proceeds from the sale of assets of $22.8 million. The net cash used in investing activities for the three months ended March 31, 2015 was primarily due to $150.1 million of capital expenditures primarily as a result of expansion activity, $38.3 million for the purchases of land in San Jose, California and $18.4 million for the purchase of investments, offset by sales and maturities of investments for $13.7 million.
Financing Activities. The net cash used in financing activates for the three months ended March 31, 2016 was primarily due to repayments of loans of $936.4 million relating to loans assumed from TelecityGroup acquisition, our revolving credit facility and our term loan facility; dividend distributions of $124.8 million and repayments of $33.2 million of capital lease and other financing obligations and , partially offset by borrowings of $701.3 million under our multicurrency Term B loan facility and other borrowings and by proceeds from employee equity awards of $16.3 million. The net cash used in financing activates for the three months ended March 31, 2015 was primarily due to a $96.6 million dividend distribution and $18.7 million repayment of various debt, capital leases and other financing obligations, offset by $16.4 million of proceeds from employee equity awards. Going forward, we expect that our financing activities will consist primarily of repayment of our debt and additional financings needed to support expansion opportunities, additional acquisitions or joint ventures and the payment of our regular cash dividends.
Contractual Obligations and Off-Balance-Sheet Arrangements
We lease a majority of our IBX data centers and certain equipment under non-cancellable lease agreements expiring through 2065. The following represents our debt maturities, financings, leases and other contractual commitments as of March 31, 2016 (in thousands):

	2016 (9 months)	2017	2018	2019	2020	Thereafter	Total
Term loans (1)	$35,688	$47,584	$47,584	$353,368	$6,813	$648,949	$1,139,986
Interest (2)	187,403	248,652	246,858	245,502	228,324	736,317	1,893,056
Capital lease and other financing obligations (3)	$152,330	$167,107	$163,834	$159,278	$156,825	$1,762,869	$2,562,243
Operating leases (4)	122,662	146,855	138,997	129,311	116,777	1,003,874	1,658,476
Other contractual commitments (5)	701,000	95,051	24,607	3,171	2,870	26,331	853,030
Asset retirement obligations (6)	1,908	11,937	7,152	12,553	6,113	66,542	106,205
	$1,200,991	$717,186	$629,032	$903,183	$517,722	$4,244,882	$8,212,996

(1)	Represents principal only

(2)	Represents interest on Brazil financings, convertible debt, mortgage payable, senior notes and term loans based on their approximate interest rates as of March 31, 2016.

(3)	Represents principal and interest.

(4)	Represents minimum operating lease payments, excluding potential lease renewals.

(5)	Represents off-balance sheet arrangements. Other contractual commitments are described below.

(6)	Represents liability, net of future accretion expense.
In order to obtain the approval of the European Commission for our acquisition of TelecityGroup, we have agreed to divest certain data centers, including our London 2 data center in London, UK and certain data centers of TelecityGroup. The table above includes obligations of the data centers to be divested.

In connection with certain of our leases and other contracts requiring deposits, we entered into 30 irrevocable letters of credit totaling $42.6 million under the senior revolving credit line. These letters of credit were provided in lieu of cash deposits under the senior revolving credit line. If the landlords for these IBX leases decide to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the senior revolving credit line. These contingent commitments are not reflected in the table above.
We had accrued liabilities related to uncertain tax positions totaling approximately $42.4 million as of March 31, 2016. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.
Primarily as a result of our various IBX data center expansion projects, as of March 31, 2016, we were contractually committed for $410.7 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2016 and thereafter, is reflected in the table above as “other contractual commitments.”
We had other non-capital purchase commitments in place as of March 31, 2016, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2016 and beyond. Such other purchase commitments as of March 31, 2016, which total $442.4 million, are also reflected in the table above as “other contractual commitments.”
In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $396.4 million to $496.4 million, in addition to the $853.0 million in contractual commitments discussed above as of March 31, 2016, in our various IBX data center expansion projects during 2016 and thereafter in order to complete the work needed to open these IBX data centers. These non-contractual capital expenditures are not reflected in the table above. If we so choose, whether due to economic factors or other considerations, we could delay these non-contractual capital expenditure commitments to preserve liquidity.
Critical Accounting Policies and Estimates
Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. Management bases its assumptions, estimates and judgments on historical experience, current trends and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, because future events and their effects cannot be determined with certainty, actual results may differ from these assumptions and estimates, and such differences could be material. Critical accounting policies for Equinix that affect our more significant judgment and estimates used in the preparation of our condensed consolidated financial statements include accounting for income taxes, accounting for business combinations, accounting for impairment of goodwill and accounting for property, plant and equipment, which are discussed in more detail under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2015.
We began operating as a REIT for federal income tax purposes effective January 1, 2015. In May 2015, we received a favorable PLR from the IRS in connection with our conversion to a REIT. As of March 31, 2016, our REIT structure includes all of our data center operations in the U.S. and Canada and the historical data center operations in Europe and Japan. Our data center operations in other jurisdictions, as well as the data center operations acquired in the TelecityGroup and Bit-isle Acquisitions, have initially been designated as TRSs. As a REIT, we generally are permitted to deduct from federal taxable income the dividends we pay to our stockholders (including, for this purpose, the value of any deemed distribution on account of adjustments to the conversion rate relating to our outstanding debt securities that are convertible into our common stock). The income represented by such dividends is not subject to federal taxation at the entity level but is taxed, if at all, at the stockholder level.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. U.S. income taxes for the TRS entities located in the country and foreign income taxes for our foreign operations were accrued, as necessary, for the three months ended March 31, 2016.

Recent Accounting Pronouncements
See Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk
While there have been no significant changes in our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the three months ended March 31, 2016 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2015, the U.S. dollar strengthened relative to certain of the currencies of the foreign countries in which we operate during the three months ended March 31, 2016. This has significantly impacted our consolidated financial position and results of operations during this period, including the amount of revenue that we reported. Continued strengthening or weakening of the U.S. dollar will continue to have a significant impact to us in future periods.
Excluding consideration from hedging contracts, an immediate 10% appreciation in current foreign exchange rates as of March 31, 2016 would have resulted in an increase of $45.5 million and $6.3 million in revenue and net income before taxes for the three months ended March 31, 2016. Excluding consideration from hedging contracts, an immediate 10% depreciation in current foreign exchange rates as of March 31, 2016 would have resulted in a decrease of $46.2 million and $7.3 million in revenue and net income before taxes for the three months ended March 31, 2016.
Interest Rate Risk
An immediate 10% increase or decrease in current interest rates from their position as of March 31, 2016 would not have a material impact on our debt obligations due to the fixed nature of the majority of our debt obligations. However, the interest expense associated with our senior credit facility, the Brazil financings and bridge term loan, which bear interest at variable rates, could be affected. For every 100 basis point change in interest rates, our annual interest expense could increase or decrease by a total of approximately $7.3 million based on the total balance of our primary borrowings under the term loan A facility, revolving credit facility, bridge term loan and the Brazil financings as of March 31, 2016. As of March 31, 2016, we had not employed any interest rate derivative products against our debt obligations. However, we may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.

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
(b) Changes in Internal Control over Financial Reporting. We completed the acquisition of Bit-isle and TelecityGroup in the fourth quarter of 2015 and the first quarter of 2016, respectively. We are evaluating changes to processes and other components of internal controls over financial reporting of Bit-isle and Telecity as part of the ongoing integration activities. There have not been any other changes in our internal control reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We believe that we will continue to integrate TelecityGroup’s assets and operations in a manner that will allow us to timely satisfy the REIT income, asset, and distribution tests applicable to us. However, the TelecityGroup integration will be complicated due to the size of TelecityGroup and if we fail to timely satisfy such tests, we could jeopardize or lose our qualification for taxation as a REIT, particularly if we were ineligible to utilize relief provisions set forth in the Internal Revenue Code (the "Code"). For any taxable year that we fail to qualify for taxation as a REIT, we would not be allowed a deduction for distributions to our stockholders in computing our taxable income, and would thus be subject to U.S. federal and state income tax at the regular corporate rates on all of our U.S. federal and state taxable income in the manner of a regular corporation. Those corporate level taxes would reduce the amount of cash available for distribution to our stockholders or for reinvestment or other purposes, and would adversely affect our earnings. As a result, our failure to qualify for taxation as a REIT during any taxable year could have a material adverse effect upon us and our stockholders. Furthermore, unless prescribed relief provisions apply, we would not be eligible to elect REIT status again until the fifth taxable year that begins after the first year for which we failed to qualify as a REIT. Finally, even if we are able to utilize relief provisions and thereby avoid disqualification for taxation as a REIT, relief provisions typically involve paying a penalty tax in proportion to the severity and duration of the noncompliance with REIT requirements, and thus these penalty taxes could be significant in the context of noncompliance stemming from a transaction as large as the TelecityGroup integration.
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
We paid a quarterly distribution in March of 2016 and have declared a second quarterly distribution to be paid in June of 2016. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, the creation of reserves or required debt service or amortization payments.
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
We will also be subject to a federal corporate level tax at the highest regular corporate rate (currently 35%) on gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a former C corporation (such as (i) an asset that we held as of the effective date of our REIT election, that is, January 1, 2015, or (ii) an asset that we or a QRS hold following the liquidation or other conversion of a former TRS). This 35% tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset (e.g. January 1, 2015 in the case of REIT assets we held at the time of our REIT conversion), to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset.
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
The REIT provisions of the Code limit our ability to hedge assets, liabilities, revenues and expenses. Generally, income from hedging transactions that we enter into to manage risk of interest rate changes or fluctuations with respect to borrowings made or to be made by us to acquire or carry real estate assets and income from certain currency hedging transactions related to our non-U.S. operations, as well as income from qualifying counteracting hedges do not constitute “gross income” for purposes of the REIT gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as nonqualifying income for purposes of the REIT gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through our TRSs, which we presently do. This increases the cost of our hedging activities because our TRSs are subject to tax on income or gains resulting from hedges entered into by them and may expose us to greater risks associated with changes in interest rates or exchange rates than we would otherwise want to bear. In addition, hedging losses in any of our TRSs may not provide any tax benefit, except for being carried forward for possible use against future capital gain in the TRSs.
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
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining qualification for taxation as a REIT. As of March 31, 2016, our total indebtedness was approximately $7.2 billion, our stockholders’ equity was $4.8 billion and our cash and investments totaled $650.1 million. In addition, as of March 31, 2016, we had approximately $1.5 billion of additional liquidity available to us from our $1.5 billion revolving credit facility. Some of our debt contains covenants which may limit our operating flexibility. In addition to our substantial debt, we lease a majority of our IBX data centers and certain equipment under non-cancellable lease agreements, the majority of which are accounted for as operating leases. As of March 31, 2016, our total minimum operating lease commitments under those lease agreements, excluding potential lease renewals, was approximately $1.7 billion, which represents off-balance sheet commitments.
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
Adverse global economic conditions and uncertain conditions in the credit markets have created, and in the future may create, uncertainty and unpredictability and add risk to our future outlook. An uncertain global economy could also result in churn in our customer base, reductions in revenues from our offerings, longer sales cycles, slower adoption of new technologies and increased price competition, adversely affecting our liquidity. The uncertain economic environment could also have an impact on our foreign exchange forward contracts if our counterparties’ credit deteriorates or they are otherwise unable to perform their obligations. Finally, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.
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
We may experience gains and losses resulting from fluctuations in foreign currency exchange rates. To date, the majority of revenues and costs in our international operations are denominated in foreign currencies. Where our prices are denominated in U.S. dollars, our sales and revenues could be adversely affected by declines in foreign currencies relative to the U.S. dollar, thereby making our offerings more expensive in local currencies. We are also exposed to risks resulting from fluctuations in foreign currency exchange rates in connection with our international operations. To the extent we are paying contractors in foreign currencies, our operations could cost more than anticipated as a result of declines in the U.S. dollar relative to foreign currencies. In addition, fluctuating foreign currency exchange rates have a direct impact on how our international results of operations translate into U.S. dollars.
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
Commencing in 2012, we began a significant project to overhaul our back office systems that support the customer experience from initial quote to customer billing and our revenue recognition process. Additionally, commencing in 2013, we began to devote significant resources to the upgrade of our worldwide financial application suite from Oracle’s version 11i to R12. While significant milestones have been achieved on both projects, both projects have continued into 2016. Oracle has already begun to discontinue its support for our current business application suite. While the Oracle financial application suite implementation was largely completed in July 2014 and the initial implementation of the systems to support our billing and revenue process was completed in August 2014, work continues on our back office systems and their global implementation, including upgrades, developing new functionality and integrations into recently acquired operations such as Bit-isle and TelecityGroup. As a result of that discontinued support and our continued work on these projects, we may experience difficulties with our systems, management distraction and significant business disruptions. Difficulties with our systems may interrupt our ability to accept and deliver customer orders and may adversely impact our overall financial operations, including our accounts payable, accounts receivables, general ledger, fixed assets, revenue recognition, close processes, internal financial controls and our ability to otherwise run and track our business. We may need to expend significant attention, time and resources to correct problems or find alternative sources for performing these functions. All of these changes to our financial systems create an increased risk of deficiencies in our internal controls over financial reporting until such systems are stabilized. Such significant investments in our back office systems may take longer to complete and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and there is a risk of an impairment charge if we decide that portions of these projects will not ultimately benefit the company or are de-scoped. Any such difficulty or disruption may adversely affect our business and operating results.
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
Our most recent evaluation of our controls resulted in our conclusion that, as of December 31, 2015, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth, through, for example, the acquisition and integration of Telecity and Bit-isle and our overhaul of our back office systems that support customer experience from initial quote to customer billing and our revenue recognition process, will require us to further develop our controls and reporting systems and implement or amend new or existing controls and reporting systems in those areas where the implementation and integration is still ongoing. All of these changes to our financial systems and the implementation and integration of acquisitions create an increased risk of deficiencies in our internal controls over financial reporting. If, in the future, our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.
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
As of March 31, 2016, our accumulated deficit was $139.3 million. Although we have generated net income for each fiscal year since 2008, except for the year ended December 31, 2014, we are also currently investing heavily in our future growth through the build out of multiple additional IBX data centers and IBX data center expansions as well as acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as of May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/2015	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/2015	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/2015	2.3

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/2002	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/14/2011	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/11/2013	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	3/29/2016	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture dated June 12, 2009 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/12/2009	4.1

4.3	Form of 4.75% Convertible Subordinated Note Due 2016 (see Exhibit 4.2).

4.4	Indenture for the 2020 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/2013	4.1

4.5	Form of 4.875% Senior Note due 2020 (see Exhibit 4.4)	8-K	3/5/2013	4.2

4.6	Indenture for the 2023 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/2013	4.3

4.7	Form of 5.375% Senior Note due 2023 (see Exhibit 4.6)

4.8	Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/2014	4.1

4.9	First Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/2014	4.2

4.10	Form of 5.375% Senior Note due 2022 (see Exhibit 4.9)

4.11	Second Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/2014	4.4

4.12	Form of 5.750% Senior Note due 2025 (see Exhibit 4.11)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
4.13	Third Supplemental Indenture, dated as of December 4, 2015, between Equinix Inc. and U.S. Bank National Association, as trustee	8-K	12/4/2015	4.2

4.14	Form of 5.875% Senior Note due 2026 (See Exhibit 4.13)

4.15	Form of Registrant's Common Stock Certificate	10-K	12/31/2014	4.13

10.1**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.2**	2000 Equity Incentive Plan, as amended.	10-Q	3/31/2012	10.2

10.3**	2000 Director Option Plan, as amended.	10-K	12/31/2007	10.4

10.4**	2001 Supplemental Stock Plan, as amended.	10-K	12/31/2007	10.5

10.5**	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	10-Q	6/30/2014	10.5

10.6**	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/2008	10.31

10.7**	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/2008	10.32

10.8**	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/2008	10.33

10.9**	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/2008	10.35

10.10	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/2009	10.1

10.11	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/2009	10.2

10.12	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/2009	10.4

10.13	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/2009	10.5

10.14	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/2009	10.7

10.15	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/2009	10.8

10.16**	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company, Inc.	2/5/2007	10.9

10.17**	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30, 2010.	10-Q	9/30/2010	10.42

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.18**	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Meyers, Smith, Taylor and Van Camp.	10-K	12/31/2010	10.33

10.19**	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.	10-K	12/31/2010	10.34

10.20**	Offer Letter from Equinix, Inc. to Sara Baack dated July 31, 2012.	10-Q	3/31/2013	10.42

10.21**	Change in Control Severance Agreement by and between Sara Baack and Equinix, Inc. dated July 31, 2012.	10-Q	3/31/2013	10.44

10.22**	Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/2013	10.46

10.23**	Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/2013	10.47

10.24**	International Long-Term Assignment Letter by and between Equinix, Inc. and Eric Schwartz, dated May 21, 2013.	10-Q	6/30/2013	10.51

10.25**	Employment Agreement by and between Equinix (EMEA) B.V. and Eric Schwartz, dated as of August 7, 2013.	10-Q	9/30/2013	10.54

10.26**	Restricted Stock Unit Agreement dated August 14, 2013 for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	9/30/2013	10.55

10.27**	Offer Letter from Equinix, Inc. to Karl Strohmeyer dated October 28, 2013.	10-Q	3/31/2014	10.49

10.28**	Restricted Stock Unit Agreement for Karl Strohmeyer under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/2014	10.50

10.29**	Change in Control Severance Agreement by and between Karl Strohmeyer and Equinix, Inc. dated December 2, 2013.	10-Q	3/31/2014	10.51

10.30**	2014 Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/2014	10.52

10.31**	2014 Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/2014	10.53

10.32**	2014 Form of TSR Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/2014	10.54

10.33**	2014 Form of TSR Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/2014	10.55

10.34	Lease between Digital 1350 Duane, LLC and Equinix LLC, dated March 27, 2014.	10-Q	3/31/2014	10.56

10.35	Amendment Agreement dated as of May 2, 2014, between Equinix, Inc. and Goldman, Sachs & Co., amending and restating the Master Terms and Conditions for Capped Call Transactions between Equinix, Inc. and Goldman, Sachs & Co. and amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/2014	10.54

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.36	Amendment Agreement dated as of May 2, 2014, between Equinix, Inc. and Deutsche Bank AG, London Branch, amending and restating the Master Terms and Conditions for Capped Call Transactions between Equinix, Inc. and Deutsche Bank AG, London Branch and amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/2014	10.55

10.37	Amendment Agreement dated as of May 2, 2014, between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch, amending and restating the Master Terms and Conditions for Capped Call Transactions between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch and amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/2014	10.56

10.38	Amendment Agreement, dated as of May 13, 2014, between Equinix, Inc. and Goldman, Sachs & Co., amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/2014	10.57

10.39	Amendment Agreement dated as of May 13, 2014, between Equinix, Inc. and Deutsche Bank AG, London Branch, amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/2014	10.58

10.40	Amendment Agreement dated as of May 13, 2014, between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch, amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/2014	10.59

10.41	Amendment Agreement, dated as of June 6, 2014, between Equinix, Inc. and Goldman, Sachs & Co., amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/2014	10.60

10.42	Amendment Agreement dated as of June 6, 2014, between Equinix, Inc. and Deutsche Bank AG, London Branch, amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/2014	10.61

10.43	Amendment Agreement dated as of June 6, 2014, between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch, amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/2014	10.62

10.44	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014	10-Q	9/30/2014	10.67

10.45	Credit Agreement, by and among Equinix, Inc., as borrower, Equinix LLC and Switch & Data LLC as guarantors, the Lenders (defined therein), Bank of America, N.A., as administrative agent, a Lender and L/C issuer, JPMorgan Chase Bank, N.A., and TD Securities (USA) LLC, as co-syndication agents, Barclays Bank PLC, Citibank, N.A., Royal Bank of Canada and ING Bank N.V., Singapore Branch, as Co-Documentation Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and TD Securities (USA) LLC, as joint lead arrangers and book runners, dated December 17, 2014.	10-K	12/31/2014	10.48

10.46**	Equinix, Inc. 2015 Incentive Plan.	10-Q	3/31/2015	10.49

10.47**	2015 Form of Revenue/AFFO Restricted Stock Unit Agreement for executives.	10-Q	3/31/2015	10.50

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.48**	2015 Form of TSR Restricted Stock Unit Agreement for executives.	10-Q	3/31/2015	10.51

10.49**	2015 Form of Time-Based Restricted Stock Unit Agreement for executives.	10-Q	3/31/2015	10.52

10.50	First Amendment to Credit Agreement and first Amendment to Pledge and Security Agreement by and among Equinix, Inc., as borrower, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as administrative agent, dated April 30, 2015.	10-Q	9/30/2015	10.52

10.51	Bridge Credit Agreement dated as of May 28, 2015 among Equinix, Inc. as Borrower, Various Financial Institutions as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent. JPMorgan Securities LLC as sole Arranger and Bookrunner.	10-Q	6/30/2015	10.53

10.52	First Amendment to the Bridge Credit Agreement Dated as of May 28, 2015 as Amended on June 19, 2015 among Equinix, Inc., as Borrower, Various Financial Institutions as Lenders, and JP Morgan Chase Bank, N.A. as Administrative Agent. JPMorgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, CityGroup Global Markets Inc. and RBC Capital Markets, LLC as Lead Arrangers and Bookrunners and TD Securities (USA) LLC, ING Bank N.V., HSBC Securities (USA) Inc. and The Bank of Tokyo-Mitsubishi UFJ, LTD as Co-Managers	10-Q	6/30/2015	10.54

10.53	Term Loan Agreement dated as of September 30, 2015 among QAON G.K. and certain other direct and indirect subsidiaries of Equinix, Inc., as Borrowers, and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as Arranger and Lender.	10-Q	9/30/2015	10.55

10.54	First Amendment to Term Loan Agreement dated September 30, 2015 as amended October 26, 2015 and executed by and between QAON G.K., and certain other direct and indirect subsidiaries of Equinix, Inc., as Borrowers, and The Bank of Tokyo-Mitsubishi UFJ, Ltd. As Arranger Lender.	10-Q	9/30/2015	10.56

10.55	Second Amendment to Credit Agreement by and among Equinix, Inc., as borrower, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as administrative agent, dated December 8, 2015.	10-K	12/31/2015	10.55

10.56**	Equinix, Inc. 2016 Incentive Plan				X

10.57**	2016 Form of Revenue/AFFO Restricted Stock Unit Agreement for executives.				X

10.58**	2016 Form of TSR Restricted Stock Unit Agreement for executives.				X

10.59**	2016 Form of Time-Based Restricted Stock Unit Agreement for executives.				X

10.60**	Restricted Stock Unit Award granted to John Hughes on February 25, 2016				X

21.1	Subsidiaries of Equinix, Inc.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Document.				X

101.DEF	XBRL Taxonomy Extension Definition Document.				X

101.LAB	XBRL Taxonomy Extension Labels Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Document.				X

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

EQUINIX, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.
Date: May 9, 2016
	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.56	Equinix, Inc. 2016 Incentive Plan

10.57	2016 Form of Revenue/AFFO Restricted Stock Unit Agreement for executives.

10.58	2016 Form of TSR Restricted Stock Unit Agreement for executives.

10.59	2016 Form of Time-Based Restricted Stock Unit Agreement for executives.

10.60	Restricted Stock Unit Award granted to John Hughes on February 25, 2016

21.1	Subsidiaries of Equinix, Inc.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Labels Document.

101.PRE	XBRL Taxonomy Extension Presentation Document.