Form 10-Q
period 2016-06-30
EQUINIX INC
filed 2016-08-08
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-31293

 EQUINIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0487526
(State of incorporation)	(I.R.S. Employer Identification No.)
One Lagoon Drive, Redwood City, California 94065
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock as of August 5, 2016 was 71,074,567.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
EQUINIX, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$483,160	$2,228,838
Short-term investments	3,328	12,875
Accounts receivable, net	346,994	291,964
Current portion of restricted cash	3,411	479,417
Other current assets	233,870	212,929
Assets held for sale	1,024,666	33,257
Total current assets	2,095,429	3,259,280
Long-term investments	7,694	4,584
Property, plant and equipment, net	6,958,794	5,606,436
Goodwill	3,190,197	1,063,200
Intangible assets, net	788,955	224,565
Other assets	227,976	198,630
Total assets	$13,269,045	$10,356,695
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$498,212	$400,948
Accrued property, plant and equipment	163,388	103,107
Current portion of capital lease and other financing obligations	92,611	40,121
Current portion of mortgage and loans payable	511,331	770,236
Convertible debt	—	146,121
Other current liabilities	142,113	192,286
Liabilities held for sale	152,124	3,535
Total current liabilities	1,559,779	1,656,354
Capital lease and other financing obligations, less current portion	1,514,804	1,287,139
Mortgage and loans payable, less current portion	1,074,663	472,769
Senior notes	3,807,816	3,804,634
Other liabilities	606,518	390,413
Total liabilities	8,563,580	7,611,309
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	71	62
Additional paid-in capital	7,307,575	4,838,444
Treasury stock	(148,246)	(7,373)
Accumulated dividends	(1,715,533)	(1,468,472)
Accumulated other comprehensive loss	(643,786)	(509,059)
Accumulated deficit	(94,616)	(108,216)
Total stockholders’ equity	4,705,465	2,745,386
Total liabilities and stockholders’ equity	$13,269,045	$10,356,695
See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Unaudited)
Revenues	$900,510	$665,582	$1,744,666	$1,308,756
Costs and operating expenses:
Cost of revenues	456,967	315,757	884,647	614,070
Sales and marketing	107,832	81,248	214,422	159,864
General and administrative	168,462	119,578	334,366	233,218
Acquisition costs	15,594	9,866	52,130	11,022
Gains on asset sales	—	—	(5,242)	—
Total costs and operating expenses	748,855	526,449	1,480,323	1,018,174
Income from continuing operations	151,655	139,133	264,343	290,582
Interest income	841	921	1,766	1,441
Interest expense	(100,332)	(74,496)	(201,195)	(143,287)
Other income (expense)	1,555	1,386	(59,155)	872
Loss on debt extinguishment	(605)	—	(605)	—
Income from continuing operations before income taxes	53,114	66,944	5,154	149,608
Income tax expense	(13,812)	(7,485)	(3,179)	(13,697)
Net income from continuing operations	39,302	59,459	1,975	135,911
Net income from discontinued operations, net of tax	5,409	—	11,625	—
Net income	$44,711	$59,459	$13,600	$135,911
Earnings per share (“EPS”):
Basic EPS from continuing operations	$0.56	$1.04	$0.03	$2.39
Basic EPS from discontinued operations	0.08	—	0.17	—
Basic EPS	$0.64	$1.04	$0.20	$2.39
Weighted-average shares	69,729	56,935	68,931	56,798
Diluted EPS from continuing operations	$0.56	$1.03	$0.03	$2.37
Diluted EPS from discontinued operations	0.08	—	0.17	—
Diluted EPS	$0.64	$1.03	$0.20	$2.37
Weighted-average shares for diluted EPS	70,364	57,499	69,575	57,410
See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Unaudited)
Net income	$44,711	$59,459	$13,600	$135,911
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (“CTA”) gain (loss)	(298,361)	69,443	(182,462)	(76,869)
Unrealized gain on available-for-sale securities	1,199	17	895	120
Unrealized gain (loss) on cash flow hedges	14,726	(14,290)	7,942	(3,734)
Net investment hedge CTA gain (loss)	55,196	(10,389)	38,884	(10,389)
Net actuarial gain on defined benefit plans	8	83	14	142
Total other comprehensive income (loss), net of tax	(227,232)	44,864	(134,727)	(90,730)
Comprehensive income (loss), net of tax	$(182,521)	$104,323	$(121,127)	$45,181
See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net income	$13,600	$135,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	352,130	236,267
Stock-based compensation	73,384	64,606
Amortization of intangible assets	60,455	12,745
Amortization of debt issuance costs and debt discounts	11,025	7,585
Provision for allowance for doubtful accounts	3,648	2,890
Gains on asset sales	(5,242)	—
Loss on debt extinguishment	318	—
Other items	11,821	8,006
Changes in operating assets and liabilities:
Accounts receivable	(42,367)	(41,782)
Income taxes, net	(23,755)	(66,147)
Accounts payable and accrued expenses	(10,625)	49,293
Other assets and liabilities	(61,294)	35,900
Net cash provided by operating activities	383,098	445,274
Cash flows from investing activities:
Purchases of investments	(16,482)	(324,292)
Sales of investments	28,665	718,121
Maturities of investments	—	35,431
Business acquisitions, net of cash acquired	(1,601,627)	(10,247)
Purchases of real estate	(28,118)	(38,282)
Purchases of other property, plant and equipment	(447,567)	(371,462)
Proceeds from sale of assets	22,825	—
Changes in restricted cash	466,587	(507,645)
Net cash used in investing activities	(1,575,717)	(498,376)
Cash flows from financing activities:
Proceeds from employee equity awards	17,639	16,565
Payment of dividends	(246,694)	(192,968)
Proceeds from loans payable	701,250	490,000
Repayment of capital lease and other financing obligations	(45,335)	(13,638)
Repayment of mortgage and loans payable	(973,111)	(518,629)
Other financing activities	(42)	314
Net cash used in financing activities	(546,293)	(218,356)
Effect of foreign currency exchange rates on cash and cash equivalents	18,345	(3,326)
Change in cash balances included in assets held for sale	(25,111)	—
Net decrease in cash and cash equivalents	(1,745,678)	(274,784)
Cash and cash equivalents at beginning of period	2,228,838	610,917
Cash and cash equivalents at end of period	$483,160	$336,133
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
Income Taxes
The Company began operating as a real estate investment trust for federal income tax purposes ("REIT") effective January 1, 2015. In May 2015, the Company received a favorable response to a private letter ruling (“PLR”) it had requested from the U.S. Internal Revenue Service (“IRS”) in connection with the Company’s conversion to a REIT for federal income tax purposes. As a result, the Company may deduct the distributions made to its shareholders from taxable income generated by the Company and its qualified REIT subsidiaries (“QRSs”). The Company’s dividends paid deduction generally eliminates the taxable income of the Company and its QRSs, resulting in no U.S. income tax due. However, the Company's taxable REIT subsidiaries (“TRSs”) will continue to be subject to income taxes on any taxable income generated by them. In addition, the foreign operations of the Company will continue to be subject to local income taxes regardless of whether the foreign operations are operated as a QRS or a TRS.
The Company provides for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate is subject to change in the future due to various factors such as the operating performance of the Company, tax law changes and future business acquisitions.
The Company’s effective tax rates were 61.7% and 9.2% for the six months ended June 30, 2016 and 2015, respectively. The increase in the effective tax rate for the six months in 2016 as compared to the same period in 2015 is primarily due to a much lower profit before tax for the period, attributable to the non-tax deductible costs related to the TelecityGroup acquisition and an increase in valuation allowance.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
In June 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). This ASU simplifies several areas of the accounting for share-based payment award transactions, including (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2016-02 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. While the Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, the Company believes this standard will have a significant impact on its consolidated financial statements due, in part, to the substantial amount of operating leases it has.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10) ("ASU 2016-01"), which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income other than those accounted for under equity method of accounting or those that result in consolidation of the investees. The ASU also requires that an entity present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the ASU eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. ASU 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12 collectively, Topic 606). Topic 606 will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of Topic 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. Topic 606 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. Topic 606, as amended, is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
Accounting Standards Adopted
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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
2.Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods presented (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income:
Net income from continuing operations	$39,302	$59,459	$1,975	$135,911
Net income from discontinued operations	5,409	—	11,625	—
Net income	$44,711	$59,459	$13,600	$135,911

Weighted-average shares used to calculate basic EPS	69,729	56,935	68,931	56,798
Effect of dilutive securities:
Employee equity awards	635	564	644	612
Weighted-average shares used to calculate diluted EPS	70,364	57,499	69,575	57,410
Basic EPS:
Continuing operations	$0.56	$1.04	$0.03	$2.39
Discontinued operations	0.08	—	0.17	—
Basic EPS	$0.64	$1.04	$0.20	$2.39
Diluted EPS:
Continuing operations	$0.56	$1.03	$0.03	$2.37
Discontinued operations	0.08	—	0.17	—
Diluted EPS	$0.64	$1.03	$0.20	$2.37
The following table sets forth weighted-average outstanding potential shares of common stock that are not included in the diluted earnings per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Shares reserved for conversion of 4.75% convertible subordinated notes	1,627	1,958	1,795	1,950
Common stock related to employee equity awards	7	99	3	95
	1,634	2,057	1,798	2,045

3.	Acquisitions
TelecityGroup Acquisition
On January 15, 2016, the Company completed the acquisition of the entire issued and to be issued share capital of TelecityGroup. TelecityGroup operates data center facilities in cities across Europe. The acquisition of TelecityGroup enhances the Company's existing data center portfolio by adding new IBX metro markets in Europe including Dublin, Helsinki, Istanbul,

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Manchester, Milan, Sofia, Stockholm and Warsaw. As a result of the transaction, TelecityGroup has become a wholly-owned subsidiary of Equinix.
Under the terms of the acquisition, the Company acquired all outstanding shares of TelecityGroup and all vested equity awards of TelecityGroup at 572.5 pence in cash and 0.0336 new shares of Equinix common stock for a total purchase consideration of approximately £2,624,500,000 or approximately $3,743,587,000. In addition, the Company assumed $1,299,000 of vested TelecityGroup's employee equity awards as part of consideration transferred. The Company incurred acquisition costs of approximately $14,370,000 and $50,555,000 during the three and six months ended June 30, 2016 related to the TelecityGroup acquisition.
In connection with the TelecityGroup acquisition, the Company placed £322,851,000 or approximately $475,689,000 into a restricted cash account, which was included in the current portion of restricted cash in the condensed consolidated balance sheet as of December 31, 2015. The cash was released upon completion of the acquisition.
Also, in connection with TelecityGroup acquisition, the Company entered into a bridge credit agreement with J.P. Morgan Chase Bank, N.A. (“JPMCB”) as the initial lender and as administrative agent for the lenders for a principal amount of £875,000,000 or approximately $1,289,000,000 at the exchange rate in effect on December 31, 2015 (the “Bridge Loan”). The Company did not make any borrowings under the Bridge Loan and the Bridge Loan was terminated on January 8, 2016.
The Company has initially designated the legal entities acquired in the TelecityGroup acquisition as TRSs.
Purchase Price Allocation
Under the acquisition method of accounting, the assets acquired and liabilities assumed in a business combination shall be measured at fair value at the date of the acquisition. As of the date of this quarterly report, the Company has not completed the detailed valuation analysis to derive the fair value of the following items including, but not limited to, intangible assets, accounting for lease contracts; asset retirement obligations; favorable leasehold interests; assets and liabilities held for sale, deferred revenue; property, plant and equipment; accruals and taxes. Therefore, the allocation of the purchase price to acquired assets and liabilities is based on provisional estimates and is subject to continuing management analysis, with assistance of third party valuation advisers. As of the acquisition date, the preliminary allocation of the purchase price is as follows (in thousands):

Cash and cash equivalents	$73,368
Accounts receivable	24,042
Other current assets	34,583
Assets held for sale	892,169
Property, plant and equipment	1,055,667
Goodwill	2,264,789
Intangible assets	657,485
Deferred tax assets	1,198
Other assets	4,123
Total assets acquired	5,007,424
Accounts payable and accrued expenses	(90,589)
Accrued property, plant and equipment	(3,634)
Other current liabilities	(27,259)
Liabilities held for sale	(156,169)
Capital lease and other financing obligations	(199,809)
Mortgage and loans payable	(592,304)
Deferred tax liabilities	(159,701)
Other liabilities	(33,073)
Net assets acquired	$3,744,886

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The preliminary purchase price allocation above, as of the acquisition date, includes acquired assets and liabilities that were classified by the Company as held for sale (Note 4).
The following table presents certain information on the acquired intangible assets (dollars in thousands):

Intangible assets	Fair value	Estimated useful lives (years)	Weighted-average estimated useful lives (years)
Customer relationships	$563,428	13.5	13.5
Trade names	72,033	1.5	1.5
Favorable leases	22,024	2.4 - 33.0	13.6
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
The fair value of the property, plant and equipment was estimated by applying the income approach or cost approach. The income approach is used to estimate fair value based on the income stream, such as cash flows or earnings that an asset can be expected to generate over its useful live. There are two primary methods of applying the income approach to determine the fair value assets: the discounted cash flow method and the direct capitalization method. The key assumptions include the estimated earnings, discount rate and direct capitalization rate. The cost approach is to use the replacement or reproduction cost as an indicator of fair value. The premise of the cost approach is that a market participant would pay no more for an asset than the amount that the asset could be replaced or reproduced. The key assumptions of the cost approach include replacement cost new, physical deterioration, functional and economic obsolescence, economic useful life, remaining useful life, age and effective age.
The Company determined the fair value of the loans payable assumed in the TelecityGroup acquisition by estimating TelecityGroup’s debt rating and reviewing market data with a similar debt rating and other characteristics of the debt, including the maturity date and security type. On January 15, 2016, the Company prepaid and terminated these loans payable. In conjunction with the repayment of the loans payable, the Company incurred an insignificant amount of pre-payment penalties and interest rate swap termination costs, which were recorded as interest expense in the condensed consolidated statement of operations.
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after the acquisition. The goodwill is not expected to be deductible for local tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. Goodwill recorded as a result of the TelecityGroup acquisition, except for the goodwill associated with asset held for sale, is attributable to the Company’s EMEA region. For the three months ended June 30, 2016, the Company's results of continuing operations include TelecityGroup revenues of $107,246,000 and net loss from continuing operations of $35,858,000. For the six months ended June 30, 2016, the Company's results of continuing operations include TelecityGroup revenues of $191,685,000 and net loss from continuing operations of $38,679,000 for the period January 15, 2016 through June 30, 2016.
Bit-isle Acquisition
On November 2, 2015, the Company completed a cash tender offer for approximately 97% of the equity instruments, including stock options, of Tokyo-based Bit-isle. The Company acquired the remaining outstanding equity instruments of Bit-isle in December 2015. The offer price was JPY 922 per share, in an all cash transaction totaling approximately $275,367,000. The Company acquired Bit-isle to expand additional data centers in Japan for customer's future expansion needs.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

On September 30, 2015, the Company entered into a term loan agreement (the “Bridge Term Loan Agreement”) with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”). Pursuant to the Bridge Term Loan Agreement, BTMU committed to provide a senior bridge loan facility (the “Bridge Term Loan”) in the amount of up to ¥47,500,000,000, or approximately $459,800,000 in U.S. dollars at the exchange rate in effect on June 30, 2016. Proceeds from the Bridge Term Loan were to be used exclusively for the acquisition of Bit-isle, the repayment of Bit-isle’s existing debt and transaction costs incurred in connection with the closing of the Bridge Term Loan and the acquisition of Bit-isle.
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

Cash and cash equivalents	$33,198
Accounts receivable	7,359
Other current assets	51,038
Long-term investments	3,806
Property, plant and equipment	308,985
Goodwill	95,444
Intangible assets	111,374
Other assets	22,981
Total assets acquired	634,185
Accounts payable and accrued expenses	(15,028)
Accrued property, plant and equipment	(465)
Capital lease and other financing obligations	(108,833)
Mortgage and loans payable	(190,227)
Other current liabilities	(8,689)
Deferred tax liabilities	(32,192)
Other liabilities	(3,384)
Net assets acquired	$275,367
The following table presents certain information on the acquired identifiable intangible assets (dollars in thousands):

Intangible assets	Fair value	Estimated useful lives (years)	Weighted-average estimated useful lives (years)
Customer relationships	$105,434	13	13
Trade name	3,455	2	2
Favorable solar contracts	2,410	18	18
Other intangible assets	75	0.25	0.25
The fair value of customer relationships was estimated by applying an income approach. The fair value was determined by calculating the present value of estimated future operating cash flows generated from existing customers less costs to realize the

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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
The fair value of the property, plant and equipment was estimated by applying the income approach or cost approach. The income approach is used to estimate fair value based on the income stream, such as cash flows or earnings that an asset can be expected to generate over its useful live. There are two primary methods of applying the income approach to determine the fair value assets: the discounted cash flow method and the direct capitalization method. The key assumptions include the estimated earnings, discount rate and direct capitalization rate. The cost approach is to use the replacement or reproduction cost as an indicator of fair value. The premise of the cost approach is that a market participant would pay no more for an asset than the amount that the asset could be replaced or reproduced. The key assumptions of the cost approach include replacement cost new, physical deterioration, functional and economic obsolescence, economic useful life, remaining useful life, age and effective age.
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
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after the acquisition. The goodwill is not expected to be deductible for local tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. Goodwill recorded as a result of the Bit-isle acquisition is attributable to the Company’s Asia-Pacific region. For the three and six months ended June 30, 2016, the Company's results of continuing operations include Bit-isle revenues of $37,294,000 and $71,498,000 and Bit-isle net losses of $3,532,000 and $7,745,000.
Nimbo Acquisition
On January 14, 2015, the Company acquired all of the issued and outstanding share capital of Nimbo, a company which specializes in migrating business applications to the cloud with extensive experience moving legacy applications into a hybrid cloud architecture, and connecting legacy data centers to the cloud, for a cash payment of $10,000,000 and a contingent earn-out arrangement to be paid over two years (the “Nimbo Acquisition”). Subsequent to the acquisition, Nimbo adopted the name Equinix Professional Services for Cloud. The Nimbo Acquisition was accounted for using the acquisition method. As a result of the Nimbo Acquisition, the Company recorded goodwill of $17,192,000, which represents the excess of the total purchase price over the fair value of the assets acquired and liabilities assumed. The Company recorded the contingent earn-out arrangement at its estimated fair value. The results of operations for Nimbo are not significant to the Company; therefore, the Company does not present its purchase price allocation or pro forma combined results of operations. In addition, any prospective changes in the Company’s earn-out estimates are not expected to have a material effect on the Company’s consolidated statement of operations.
Unaudited Pro Forma Combined Consolidated Financial Information
The following unaudited pro forma combined consolidated financial information has been prepared by the Company using the acquisition method of accounting to give effect to the TelecityGroup and Bit-isle acquisitions as though the acquisitions occurred on January 1, 2015. The Company completed the TelecityGroup acquisition on January 15, 2016. The operating results of TelecityGroup were included in the condensed consolidated statement of operations for the three months ended June 30, 2016. TelecityGroup's operating results for the period January 15, 2016 through June 30, 2016 were included in the condensed consolidated statement of operations for the six months ended June 30, 2016. The pro forma effect for the period January 1 through January 14, 2016 was insignificant. The unaudited pro forma combined consolidated financial information reflects certain adjustments, such as additional depreciation, amortization and interest expense on assets and liabilities acquired.

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
The following table sets forth the unaudited pro forma consolidated combined results of operations for the three and six months ended June 30, 2015 (in thousands):

	Three months ended June 30,	Six months ended June 30,
	2015	2015
Revenues	$796,850	$1,570,851
Net income from continuing operations	40,047	91,769
Basic EPS	0.63	1.44
Diluted EPS	0.62	1.43
4. Assets Held for Sale
During the fourth quarter of 2015, the Company entered into an agreement to sell a parcel of land in San Jose, California and reported the San Jose land parcel as an asset held for sale in the accompanying consolidated balance sheet as of December 31, 2015. The sale was completed in February 2016.
In order to obtain the approval of the European Commission for the acquisition of TelecityGroup, the Company and TelecityGroup agreed to divest certain data centers, including the Company’s LD2 data center and certain data centers of TelecityGroup in the United Kingdom, Netherlands and Germany. The assets and liabilities of LD2, which were included within the EMEA operating segment, were classified as held for sale in the fourth quarter of 2015 and, therefore, the corresponding depreciation and amortization expense was ceased at that time. This divestiture was not presented as discontinued operations in the consolidated statements of operations, because it did not represent a strategic shift in the Company's business, as the Company continued operating similar businesses after the acquisition. During the three months ended June 30, 2016 and 2015, LD2 generated revenue of $2,950,000 and $4,746,000, respectively. Net income generated by LD2 during the three months ended June 30, 2016 was insignificant. Net income generated by LD2 during the three months ended June 30, 2015 was $2,006,000. During the six months ended June 30, 2016 and 2015, LD2 generated revenue of $6,116,000 and $9,429,000, respectively. Net income generated by LD2 during the six months ended June 30, 2016 and 2015 was $2,327,000 and $3,880,000, respectively.
The acquisition of TelecityGroup closed on January 15, 2016. Accordingly, the assets and liabilities of the TelecityGroup data centers that were divested were included in assets and liabilities held for sale in the condensed consolidated balance sheet as of June 30, 2016. The results of operations for the TelecityGroup data centers that were divested were classified as discontinued operations from January 15, 2016, the date the acquisition closed, through June 30, 2016. This divestiture transaction closed on July 5, 2016 (see Note 13).
In June 2016, the Company approved the divestiture of the solar power assets of Bit-isle. The assets and liabilities of the solar power assets that will be divested were included in assets and liabilities held for sale in the condensed consolidated balance sheet as of June 30, 2016. During the three and six months ended June 30, 2016, the revenues and net income generated from solar power assets were insignificant.
When an asset is classified as held for sale, the asset's book value is evaluated and adjusted to the lower of its carrying amount or fair value less cost to sell. The determination of fair value for assets is dependent upon, among other factors, the potential sales transaction, composition of assets in the disposal group, the comparability of the disposal group to market transactions and negotiations with third party purchasers, etc. Such factors impact the range of potential fair values and the selection of the best estimates. As of June 30, 2016 and December 31, 2015, the Company determined that assets held for sale had not been impaired.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table summarizes assets and liabilities that were classified in assets and liabilities held for sale as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Cash	$25,111	$—
Accounts receivable	15,470	2,222
Other current assets	78,013	408
Property, plant and equipment	238,742	23,533
Goodwill	461,558	5,000
Intangible assets	199,062	784
Other assets	6,710	1,310
Total assets held for sale	1,024,666	$33,257

Accounts payable, accrued expenses and estimated costs to sell	$(46,355)	$(654)
Accrued property, plant and equipment	(13,151)	(816)
Current portion of capital lease and other financing obligation	(36,835)	—
Other current liabilities	(27,167)	(435)
Capital lease and other financing obligations, less current portion	(18,561)	—
Other liabilities	(10,055)	(1,630)
Total liabilities held for sale	$(152,124)	$(3,535)

5.	Discontinued Operations
In order to obtain the approval of the European Commission for the acquisition of TelecityGroup, the Company and TelecityGroup agreed to divest certain data centers of TelecityGroup in the United Kingdom, Netherlands and Germany. Accounting guidance requires a business activity that, on acquisition, meets the criteria to be classified as held for sale be reported as a discontinued operation. Accordingly, the results of operations for these data centers that were divested have been reported as net income from discontinued operations, net of tax, from January 15, 2016, the date of the acquisition, through June 30, 2016 in the Company's condensed consolidated statement of operations. This divestiture transaction closed on July 5, 2016 (see Note 13).
The following table presents the financial results of the discontinued operations:

	Three months ended June 30,	Six months ended June 30,
Revenues	$30,401	$50,982
Costs and operating expenses:
Cost of revenues	13,490	25,100
Sales and marketing	979	1,196
General and administrative	6,920	7,303
Total costs and operating expenses	21,389	33,599
Income from operations of discontinued operations	9,012	17,383
Interest and other, net	(708)	(1,177)
Income from discontinued operations before income taxes	8,304	16,206
Income tax expense	(2,895)	(4,581)
Income from discontinued operations, net of income taxes	$5,409	$11,625

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Net cash used in operating activities for discontinued operations was $2,955,000 and net cash used in investing activities for discontinued operations was $35,701,000 for the period ended June 30, 2016.
No gain or loss on the disposition of the assets and liabilities of these data centers has been recognized in the condensed consolidated financial statements.

6.	Derivatives and Hedging Activities
Derivatives Designated as Hedging Instruments
Net Investment Hedges. The Company is exposed to the impact of foreign exchange rate fluctuations in investments in its wholly-owned foreign subsidiaries that are denominated in currencies other than the U.S. dollar. In order to mitigate the volatility in foreign currency exchange rates, the Company has entered into various foreign currency loans which are designated as hedges against the Company's net investment in foreign subsidiaries. In April 2015, the Company entered into a foreign currency term loan ("Term Loan A") and designated 100% of the Term Loan A to hedge its net investments in its wholly-owned foreign subsidiaries that are denominated in the same foreign currencies as the term loan. In December 2015, the Company terminated hedging its net investment in subsidiaries that are denominated in Swiss Francs. In January 2016, the Company borrowed the full amount of the $250,000,000 and £300,000,000 seven year term loan commitments made available to it under the second amendment to the Company's Senior Credit Facility ("Term Loan B"). The Company designated the portion of Term Loan B that is denominated in the British pound to hedge the net investments in its wholly-owned foreign subsidiaries. In March 2016, the Company began using foreign exchange forward contracts to hedge against the effect of foreign exchange rate fluctuations on a portion of its net investment in the EMEA operations. The total principal amount of foreign currency loans outstanding as of June 30, 2016 and December 31, 2015, which were designated as net investment hedges, was $793,264,000 and $411,881,000, respectively. For a net investment hedge, most changes in the fair value of the hedging instrument designated as a net investment hedge, except the ineffective portion, are recorded as a component of other comprehensive income in the condensed consolidated balance sheet. The Company recorded net foreign exchange gains of $55,196,000 and $38,884,000 in other comprehensive income (loss) for the three and six months ended June 30, 2016 and foreign exchange losses of $10,389,000 in other comprehensive income (loss) for the three and six months ended June 30, 2015. The Company recorded no ineffectiveness from its net investment hedges for the three and six months ended June 30, 2016 and 2015.
Cash Flow Hedges. The Company hedges its exposure to foreign currency exchange rate fluctuations for forecasted revenues and expenses in its EMEA region in order to help manage the Company’s exposure to foreign currency exchange rate fluctuations between the U.S. dollar and the British Pound, Euro and Swiss Franc. The foreign currency forward and option contracts that the Company uses to hedge this exposure are designated as cash flow hedges under the accounting standard for derivatives and hedging. The Company also uses purchased collar options to manage a portion of its exposure to foreign currency exchange rate fluctuations, where the Company writes a foreign currency call option and purchases a foreign currency put option. When two or more derivative instruments in combination are jointly designated as a cash flow hedging instrument, they are treated as a single instrument.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

As of June 30, 2016, the Company’s cash flow hedges had maturity dates ranging from July 2016 to June 2018 as follows (in thousands):

	Notional Amount	Fair Value (1)	Accumulated other comprehensive income (loss) (2) (3)
Derivative assets	$480,206	$29,714	$58,953
Derivative liabilities	120,003	(1,849)	(33,494)
	$600,209	$27,865	$25,459

(1)	All derivative assets related to cash flow hedges are included in the condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

(2)	Included in the condensed consolidated balance sheets within accumulated other comprehensive income (loss).

(3)
The Company recorded a net gain of $16,742 within accumulated other comprehensive income (loss) relating to cash flow hedges that will be reclassified to revenue and expenses as they mature in the next 12 months.

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

During the three months ended June 30, 2016 and 2015, the ineffective and excluded portions of cash flow hedges recognized in other income (expense) were not significant. During the three months ended June 30, 2016, the amount of net gains reclassified from accumulated other comprehensive income (loss) to revenue was $6,161,000 and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses was $2,846,000. During the three months ended June 30, 2015, the amount of net gains reclassified from accumulated other comprehensive income (loss) to revenue was $7,428,000 and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses were not significant.
During the six months ended June 30, 2016 and 2015, the ineffective and excluded portions of cash flow hedges recognized in other income (expense) were not significant. During the six months ended June 30, 2016, the amount of net gains reclassified from accumulated other comprehensive income (loss) to revenue was $12,608,000 and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses was $6,677,000. During the six months ended June 30, 2015, the amount of net gains reclassified from accumulated other comprehensive income (loss) to revenue was $15,506,000 and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses was $2,983,000.
Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. The Company is deemed to have foreign currency forward contracts embedded in certain of the Company’s customer agreements that are priced in currencies different from the functional or local currencies of the parties involved. These embedded derivatives are separated from their host contracts and carried on the Company’s balance sheet at their fair value. The majority of these embedded derivatives arise as a result of the Company’s foreign subsidiaries pricing their customer contracts in the U.S. dollar. Gains and losses on these embedded derivatives are included within revenues in the Company’s condensed consolidated statements of operations. During the three months ended June 30, 2016, gains (losses) associated with

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

these embedded derivatives were not significant. During the three months ended June 30, 2015, the losses associated with these embedded derivatives were $2,057,000. During the six months ended June 30, 2016, the losses associated with these embedded derivatives were $8,061,000. During the six months ended June 30, 2015, gains (losses) associated with these embedded derivatives were not significant.
Economic Hedges of Embedded Derivatives. The Company uses foreign currency forward contracts to manage the foreign exchange risk associated with the Company’s customer agreements that are priced in currencies different from the functional or local currencies of the parties involved (“economic hedges of embedded derivatives”). Foreign currency forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. Gains and losses on these contracts are included in revenues along with gains and losses of the related embedded derivatives. The Company entered into various economic hedges of embedded derivatives during the three and six months ended June 30, 2016 and 2015. During the three months ended June 30, 2016, the gains (losses) associated with these contracts were not significant. During the six months ended June 30, 2016, the gains associated with these contracts were $5,578,000. During the three and six months ended June 30, 2015, the gains (losses) from these contracts were not significant.
Foreign Currency Forward and Option Contracts. The Company also uses foreign currency forward and option contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of its foreign currency-denominated assets and liabilities change. Gains and losses on these contracts are included in other income (expense), net, along with foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward and option contracts. The Company entered into various foreign currency forward and option contracts during the three and six months ended June 30, 2016 and 2015. During the three and six months ended June 30, 2016, the Company recognized net gains of $49,072,000 and $41,480,000, respectively, associated with these contracts. During the three and six months ended June 30, 2015, the Company recognized net losses of $12,719,000 and $2,462,000, respectively, associated with these contracts.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Offsetting Derivative Assets and Liabilities
The following table presents the fair value of derivative instruments recognized in the Company’s condensed consolidated balance sheets as of June 30, 2016 (in thousands):

	Gross Amounts	Gross amounts offset in the balance sheet	Net amounts (1)	Gross amounts not offset in the balance sheet (2)	Net
Assets:
Designated as hedging instruments:
Cash flow hedges
Foreign currency forward and option contracts	$29,714	$—	$29,714	$(1,745)	$27,969
Net Investment Hedges
Foreign currency forward contracts	12,547	—	12,547	—	12,547
	42,261	—	42,261	(1,745)	40,516
Not designated as hedging instruments:
Embedded derivatives	3,864	—	3,864	—	3,864
Economic hedges of embedded derivatives	2,719	—	2,719	(62)	2,657
Foreign currency forward contracts	42,840	—	42,840	(271)	42,569
	49,423	—	49,423	(333)	49,090
Additional netting benefit	—	—	—	(741)	(741)
	$91,684	$—	$91,684	$(2,819)	$88,865
Liabilities:
Designated as hedging instruments
Cash flow hedges
Foreign currency forward contracts	$1,849	$—	$1,849	$(1,745)	$104
Net Investment Hedges
Foreign currency forward contracts	—	—	—	—	—
	1,849	—	1,849	(1,745)	104
Not designated as hedging instruments:
Embedded derivatives	4,281	—	4,281	—	4,281
Economic hedges of embedded derivatives	62	—	62	(62)	—
Foreign currency forward contracts	909	—	909	(271)	638
	5,252	—	5,252	(333)	4,919
Additional netting benefit	—	—	—	(741)	(741)
	$7,101	$—	$7,101	$(2,819)	$4,282

(1)	As presented in the Company’s condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

7.	Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 were as follows (in thousands):

	Fair value at June 30, 2016	Fair value measurement using
		Level 1	Level 2
Assets:
Cash	$428,805	$428,805	$—
Money market and deposit accounts	51,169	51,169	—
Publicly traded equity securities	5,932	5,932	—
Certificates of deposit	8,276	—	8,276
Derivative instruments (1)	91,684	—	91,684
	$585,866	$485,906	$99,960
Liabilities:
Derivative instruments (1)	$7,101	$—	$7,101

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

The Company did not have any significant Level 3 financial assets or financial liabilities as of June 30, 2016 and December 31, 2015.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

8.	Leases
Capital Lease and Other Financing Obligations
Tokyo 5 ("TY5") Equipment Leases
In February 2016, the Company entered into a lease agreement for certain equipment in TY5 data center in Tokyo metro area. The lease was accounted for as a capital lease. Monthly payments under the equipment lease will be made through February 2032 at an effective interest rate of 6.33%. The total outstanding obligation under the equipment lease was approximately ¥3,074,947,000, or $29,765,000 in U.S. dollars at the exchange rate in effect as of June 30, 2016.
Maturities of Capital Lease and Other Financing Obligations
The Company’s capital lease and other financing obligations are summarized as follows (in thousands):

	Capital lease obligations	Other financing obligations (1)	Total
2016 (6 months remaining)	$40,876	$43,105	$83,981
2017	82,482	86,065	168,547
2018	82,660	82,392	165,052
2019	83,431	77,105	160,536
2020	83,455	74,488	157,943
Thereafter	970,714	784,716	1,755,430
Total minimum lease payments	1,343,618	1,147,871	2,491,489
Plus amount representing residual property value	—	543,082	543,082
Less amount representing interest	(620,552)	(806,604)	(1,427,156)
Present value of net minimum lease payments	723,066	884,349	1,607,415
Less current portion	(25,094)	(67,517)	(92,611)
	$697,972	$816,832	$1,514,804

(1)     Other financing obligations are primarily build-to-suit lease obligations.
Other financing obligations for data centers to be divested in connection with the Company's acquisition of TelecityGroup are included in liabilities held for sale in the condensed consolidated balance sheet as of June 30, 2016 and are not included in the summary of the Company's capital lease and other financing obligations above. Total minimum lease payments under those obligations totaled $55,396,000 at June 30, 2016.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

9.	Debt Facilities
Mortgage and Loans Payable
The Company’s mortgage and loans payable consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Term loans	$1,086,495	$456,740
Bridge term loan	459,800	386,547
Revolving credit facility borrowings	—	325,622
Brazil financings	2,841	27,113
Mortgage payable and other loans payable	49,509	47,677
	1,598,645	1,243,699
Less amount representing debt discount and debt issuance cost	(14,642)	(2,681)
Plus amount representing mortgage premium	1,991	1,987
	1,585,994	1,243,005
Less current portion	(511,331)	(770,236)
	$1,074,663	$472,769

On January 8, 2016, the Company borrowed the full amount of the $250,000,000 and £300,000,000 seven year term loan commitments made available to it under the second amendment to the Company's Senior Credit Facility. The $250,000,000 seven year term loan bears interest at 4.00% per annum and will be repaid in quarterly installments of $625,000 commencing on June 30, 2016 with the remaining $233,125,000 due on January 8, 2023. The £300,000,000 seven year term loan bears interest at 4.50% per annum and will be repaid in quarterly installments of £750,000 commencing on June 30, 2016 with the remaining £279,750,000 due on January 8, 2023. The £299,250,000 outstanding term loan balance was approximately $395,848,000 in U.S. dollars at the exchange rate in effect as of June 30, 2016.
On January 15, 2016, the Company prepaid and terminated loans payable of TelecityGroup. In conjunction with the repayment of the loans payable, the Company incurred an insignificant amount of pre-payment penalties and interest rate swap termination costs, which were recorded as interest expense in the condensed consolidated statement of operations. See Note 3 for additional information.
In February 2016, the Company borrowed the remaining ¥1,040,000,000, or approximately $10,067,000 in U.S. dollars at the exchange rate in effect as of June 30, 2016, available under its Bridge Term Loan Agreement.
In June 2016, the Company prepaid and terminated its 2012 and 2013 Brazil financings. In connection with this prepayment, the Company paid 90,652,000 Brazilian Reals including principal, accrued interest and termination fees, or approximately $28,298,000 in U.S. dollars at the exchange rate in effect as of June 30, 2016. The loss on debt extinguishment recognized in the condensed consolidated statements of operations is insignificant for the three months ended June 30, 2016.
During the three months ended March 31, 2016, the Company repaid $325,622,000 of borrowings under its revolving credit facility. No borrowings were outstanding under the revolving credit facility as of June 30, 2016.
Convertible Debt
The Company’s convertible debt consisted of the following (in thousands):

December 31, 2015
4.75% convertible subordinated notes	$150,082
Less amount representing debt discount and debt issuance cost	(3,961)
$146,121

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4.75% Convertible Subordinated Notes
In April and June 2016, holders of the 4.75% Convertible Subordinated Notes converted or redeemed a total of $150,082,000 of the principal amount of the notes for 1,981,662 shares of the Company’s common stock and $3,619,000 in cash, comprised of accrued interest, cash paid in lieu of fractional shares and principal redemption. In the Company’s consolidated statement of cash flows for the six months ended June 30, 2016, the principal redemption and cash paid in lieu of issuing fractional shares to settle a portion of the principal amount were included within net cash provided by (used in) financing activities and the accrued interest paid was included within net cash provided by operating activities.
To minimize the impact of potential dilution upon conversion of the 4.75% convertible subordinated notes, the Company entered into capped call transactions (the “Capped Call”) separate from the issuance of the 4.75% convertible subordinated notes and paid a premium of $49,664,000 for the Capped Call in 2009. Upon maturity of the 4.75% convertible subordinated notes on June 15, 2016, the Company settled the capped call transaction and received 380,779 shares of common stock, which were placed in treasury and resulted in a credit of $141,688,000 to additional paid in capital at the market price of $372.10 on June 15, 2016.
Senior Notes
The Company’s senior notes consisted of the following as of (in thousands):

	June 30, 2016	December 31, 2015
5.375% Senior Notes due 2023	$1,000,000	$1,000,000
5.375% Senior Notes due 2022	750,000	750,000
4.875% Senior Notes due 2020	500,000	500,000
5.75% Senior Notes due 2025	500,000	500,000
5.875% Senior Notes due 2026	1,100,000	1,100,000
	3,850,000	3,850,000
Less amount representing debt issuance cost	(42,184)	(45,366)
	$3,807,816	$3,804,634

Maturities of Debt Facilities
The following table sets forth maturities of the Company’s debt, including mortgage and loans payable and senior notes and excluding debt discounts and premium as of June 30, 2016 (in thousands):

Year ending:
2016 (6 months remaining)	$485,875
2017	50,624
2018	50,717
2019	351,049
2020	510,039
Thereafter	4,002,332
$5,450,636

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Fair Value of Debt Facilities
The following table sets forth the estimated fair values of the Company’s mortgage and loans payable, senior notes and convertible debt, including current maturities, as of (in thousands):

	June 30, 2016	December 31, 2015
Mortgage and loans payable	$1,596,555	$916,602
Convertible debt	—	151,997
Senior notes	3,993,575	3,954,000
Revolving credit line	—	325,617

The Company has determined that the inputs used to value its debt facilities fall within Level 2 of the fair value hierarchy.
Interest Charges
The following table sets forth total interest costs incurred and total interest costs capitalized for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Interest expense	$100,332	$74,496	$201,195	$143,287
Interest capitalized	3,183	1,663	5,476	6,542
Interest charges incurred	$103,515	$76,159	$206,671	$149,829

10.	Commitments and Contingencies
Purchase Commitments
Primarily as a result of the Company’s various IBX expansion projects, as of June 30, 2016, the Company was contractually committed for $441.9 million of unaccrued capital expenditures, primarily for IBX infrastructure equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of June 30, 2016, such as commitments to purchase power in select locations through the remainder of 2016 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2016 and thereafter. Such other miscellaneous purchase commitments totaled $507.5 million as of June 30, 2016.

11.	Stockholders' Equity
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	Balance as of December 31, 2015	Net Change	Balance as of June 30, 2016
Foreign currency translation adjustment (“CTA”) loss	$(523,709)	$(182,462)	$(706,171)
Unrealized gain on cash flow hedges	11,153	7,942	19,095
Unrealized gain (loss) on available-for-sale securities	(139)	895	756
Net investment hedge CTA gain	4,484	38,884	43,368
Net actuarial gain (loss) on defined benefit plans	(848)	14	(834)
	$(509,059)	$(134,727)	$(643,786)

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Changes in foreign currency exchange rates can have a significant impact to the Company’s consolidated balance sheets (as evidenced above in the Company’s foreign currency translation gain or loss), as well as its consolidated results of operations, as amounts in foreign currencies generally translate into more U.S. dollars when the U.S. dollar weakens or fewer U.S. dollars when the U.S. dollar strengthens. As of June 30, 2016, the U.S. dollar was generally stronger relative to certain of the currencies of the foreign countries in which the Company operates. This overall strengthening of the U.S. dollar had an overall unfavorable impact on the Company’s consolidated financial position because the foreign denominations translated into fewer U.S. dollars as evidenced by an increase in foreign currency translation loss for the six months ended June 30, 2016 as reflected in the above table. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which the Company operates could have a significant impact on its consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.
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
On May 4, 2016, the Company declared a quarterly cash dividend of $1.75 per share, with a record date of May 25, 2016 and a payment date of June 15, 2016. The Company paid a total of $121,530,000 on June 15, 2016 for the second quarter cash dividend. In addition, the Company accrued an additional $2,053,000 in dividends payable for restricted stock units that have not yet vested.
Stock-Based Compensation
In the first half of 2016, the Compensation Committee and the Stock Award Committee of the Company’s Board of Directors approved the issuance of an aggregate of 530,068 shares of restricted stock units to certain employees, including executive officers, pursuant to the 2000 Equity Incentive Plan, as part of the Company’s annual refresh program. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $290.89 and a weighted-average requisite service period of 3.47 years. The valuation of restricted stock units with only a service condition or a service and performance condition requires no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of the Company’s stock price on the date of grant. The Company used revenue and adjusted funds from operations (“AFFO”) as the performance measurements in the restricted stock units with both service and performance conditions that were granted in February 2016 and 2015, whereby revenue and adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) were used as the performance measurements in prior years’ grants.
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
The following table presents, by operating expense category, the Company’s stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Cost of revenues	$3,441	$2,551	$6,438	$4,857
Sales and marketing	10,714	9,922	20,485	18,633
General and administrative	25,168	21,520	46,915	41,116
	$39,323	$33,993	$73,838	$64,606

12.	Segment Information
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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Adjusted EBITDA:
Americas	$195,028	$170,886	$379,488	$343,620
EMEA	133,455	79,533	244,944	155,564
Asia-Pacific	91,808	60,843	176,509	117,826
Total adjusted EBITDA	420,291	311,262	800,941	617,010
Depreciation, amortization and accretion expense	(213,719)	(128,270)	(415,872)	(250,800)
Stock-based compensation expense	(39,323)	(33,993)	(73,838)	(64,606)
Acquisition costs	(15,594)	(9,866)	(52,130)	(11,022)
Gains on asset sales	—	—	5,242	—
Income from continuing operations	$151,655	$139,133	$264,343	$290,582

The Company also provides the following additional segment disclosures (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Total revenues:
Americas	$413,471	$371,447	$817,865	$735,416
EMEA	300,609	173,967	568,465	338,590
Asia-Pacific	186,430	120,168	358,336	234,750
	$900,510	$665,582	$1,744,666	$1,308,756
Total depreciation and amortization:
Americas	$78,402	$69,226	$154,661	$135,953
EMEA	82,504	27,633	158,554	54,140
Asia-Pacific	51,145	30,517	99,370	58,919
	$212,051	$127,376	$412,585	$249,012
Capital expenditures:
Americas	$115,989	$104,400	$199,489	$187,126
EMEA	86,582	56,927	143,855	84,483
Asia-Pacific	47,296	60,015	104,223	99,853
	$249,867	$221,342	$447,567	$371,462

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company’s long-lived assets are located in the following geographic areas as of (in thousands):

	June 30, 2016	December 31, 2015
Americas	$3,184,491	$3,025,450
EMEA	2,220,500	1,157,304
Asia-Pacific	1,553,803	1,423,682
	$6,958,794	$5,606,436

Revenue information on a services basis is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Colocation	$662,669	$496,610	$1,282,562	$978,155
Interconnection	135,721	104,661	262,926	206,319
Managed infrastructure	45,243	23,466	89,979	47,321
Other	8,138	1,954	13,398	4,553
Recurring revenues	851,771	626,691	1,648,865	1,236,348
Non-recurring revenues	48,739	38,891	95,801	72,408
	$900,510	$665,582	$1,744,666	$1,308,756
No single customer accounted for 10% or greater of the Company’s revenues for the three and six months ended June 30, 2016 and 2015. No single customer accounted for 10% or greater of the Company’s gross accounts receivable as of June 30, 2016 and December 31, 2015.

13.	Subsequent Events
On July 5, 2016, the Company completed the sale of eight data centers and related assets in its European business to Digital Realty Trust, Inc. ("Digital Realty") for approximately €304,564,000 and £376,171,000, or approximately $827,185,000 at the exchange rate in effect on July 5, 2016. On August 1, 2016, the Company purchased Digital Realty’s operating business, including its real estate and facility, in St. Denis, Paris, where the Company has an established presence with two IBX data centers, for approximately €189,645,000 or $211,700,000 at the exchange rate in effect on August 1, 2016. The acquisition of these two data centers will be accounted using the acquisition method of accounting in accordance with the accounting standard for business combinations. The preliminary purchase price allocation for acquisition is not currently available as the appraisals necessary to assess fair values of assets acquired and liabilities assumed are not yet complete.
On August 3, 2016, the Company declared a quarterly cash dividend of $1.75 per share, which is payable on September 14, 2016 to the Company’s common stockholders of record as of the close of business on August 24, 2016.

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
Overview
In April and June 2016, as more fully described in Note 9 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, holders of our 4.75% Convertible Subordinated Notes converted or redeemed a total of $150,082,000 of the principal amount of the notes for 1,981,662 shares of our common stock and $3,619,000 in cash, comprised of accrued interest, cash paid in lieu of fractional shares and principal redemption. Upon maturity of our 4.75% Convertible Subordinated Notes on June 15, 2016, we settled the capped call transaction and received 380,779 shares of common stock, which was placed in treasury and resulted in a credit of $141,688,000 to additional paid in capital at the market price of $372.10 on June 15, 2016.
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
In January 2016, as more fully described in Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we agreed to divest eight data centers and related assets, including our London 2 data center in London, UK ("LD2") and seven data centers of TelecityGroup in order to obtain the approval of the European Commission for the acquisition of TelecityGroup. Assets and liabilities of these data centers were included in assets and liabilities held for sale in the condensed consolidated balance sheet as of June 30, 2016. The results of operations for the seven TelecityGroup data centers were classified as net income from discontinued operations, net of tax, from January 15, 2016, the date of the acquisition, through June 30, 2016 in our condensed consolidated statement of operations. In July 2016, as more fully described in Note 13 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we completed the sale of these data centers and related assets to Digital Realty Trust, Inc. ("Digital Realty") for approximately $827.2 million at the exchange rate in effect on July 5, 2016. On August 1, 2016, the Company purchased Digital Realty’s operating business, including its real estate and facility, in St. Denis, Paris, where the Company has an established presence with two IBX data centers, for total cash consideration of approximately €189.6 million or $211.7 million at the exchange rate in effect on August 1, 2016.

In January 2016, as more fully described in Note 9 of Notes to Condensed Consolidated Financial Statements, we borrowed the full amount of the $250.0 million and £300.0 million, or $431.3 million, made available to us under the second amendment to our Senior Credit Facility to fund the TelecityGroup acquisition.
Equinix provides global data center offerings that protect and connect the world’s most valued information assets. Global enterprises, financial services companies and content and network service providers rely upon Equinix’s leading insight and data centers in 40 markets around the world for the safehousing of their critical IT equipment and the ability to directly connect to the networks that enable today’s information-driven economy. Equinix offers the following solutions: (i) premium data center colocation, (ii) interconnection and (iii) exchange and outsourced IT infrastructure services. As of June 30, 2016, we operated or had partner International Business Exchange® (“IBX”) data centers in the Atlanta, Boston, Chicago, Dallas, Denver, Los Angeles, Miami, New York, Philadelphia, Rio De Janeiro, Sao Paulo, Seattle, Silicon Valley, Toronto and Washington, D.C. metro areas in the Americas region; Bulgaria, Finland, France, Germany, Ireland, Italy, the Netherlands, Poland, Sweden, Switzerland, Turkey, the United Arab Emirates and the United Kingdom in the Europe, Middle East and Africa (“EMEA”) region; and Australia, China, Hong Kong, Indonesia, Japan and Singapore in the Asia-Pacific region.
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
Our utilization rate was approximately 82% as of June 30, 2016 and 79% as of June 30, 2015; however, excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our utilization rate would have increased to approximately 84% as of June 30, 2016. Our utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.
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
Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during any given quarter of the past three years, more than half of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. During the three months ended June 30, 2016 and 2015, our largest customer accounted for approximately 3% of our recurring revenues. Our 50 largest customers accounted for approximately 35% and 36% of our recurring revenues for the six months ended June 30, 2016 and 2015, respectively.
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
Real Estate Investment Trust (“REIT”) Conversion
We began operating as a REIT for federal income tax purposes effective January 1, 2015. In May 2015, we received a favorable private letter ruling (“PLR”) from the U.S. Internal Revenue Service (“IRS”) in connection with our conversion to a REIT. As of June 30, 2016, our REIT structure includes all of our data center operations in the U.S., Canada and our historical data center operations in Europe and Japan. Our data center operations in other jurisdictions have initially been designated as taxable REIT subsidiaries (“TRSs”).
We initially have designated the legal entities acquired in the Bit-isle acquisition as TRSs, which we believe will not impact our qualification for taxation as a REIT. We plan to integrate the data center assets of the Bit-isle business into our REIT structure no later than the first half of 2017.
We initially have designated the legal entities acquired in the TelecityGroup acquisition as TRSs, which we believe will not impact our qualification for taxation as a REIT. We plan to integrate a significant portion of the TelecityGroup businesses into our REIT structure by the end of 2016 and to complete the REIT integration for majority of the remaining TelecityGroup business during the first half of 2017.
As a REIT, we generally are permitted to deduct from federal taxable income the dividends we pay to our stockholders (including, for this purpose, the value of any deemed distribution on account of adjustments to the conversion rate relating to our debt securities that were convertible into our common stock). The income represented by such dividends is not subject to federal taxation at the entity level but is taxed, if at all, at the stockholder level. Nevertheless, the income of our TRSs which hold our U.S. operations that may not be REIT-compliant, are subject, as applicable, to federal and state corporate income tax. Likewise, our foreign subsidiaries continue to be subject to foreign income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRSs or through qualified REIT subsidiaries (“QRSs”). We are also subject to a separate corporate income tax on gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a former C corporation (such as (i) an asset that we held as of the effective date of our REIT election, that is January 1, 2015 or (ii) an asset that we hold in a QRS following the liquidation or other conversion of a former TRS). This built-in-gains tax is generally applicable to any disposition of such an asset during the five-year period (for liquidation or other carryover transaction on or after August 8, 2016, the ten-year period) after the date we first owned the asset as a REIT asset (e.g., January 1, 2015 in the case of REIT assets we held at the time of our REIT conversion), to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset. If we fail to qualify for taxation as a REIT, we will be subject to federal income tax at regular corporate rates. Even if we remain qualified for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRSs' operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules and some may not follow them at all.
We began paying quarterly cash dividends in 2015 in connection with our conversion to a REIT. On March 23, 2016 and June 15, 2016, we paid quarterly cash dividends of $1.75 per share and on August 3, 2016, we declared a quarterly cash dividend of $1.75 per share, payable on September 14, 2016 to stockholders of record on August 24, 2016. We expect the amount of all 2016 quarterly distributions and the value of the deemed distributions on account of all the adjustments to the conversion rate relating to our matured 4.75% convertible subordinated notes that were made as a result of our first half 2016 distributions will equal or exceed the taxable income we will recognize in 2016.
We continue to monitor our REIT compliance to maintain our qualification for taxation as a REIT. For this and other reasons, as necessary we may convert certain of our data center operations in additional countries into the REIT structure in future periods.

Results of Operations
Our results of operations for the three months ended June 30, 2016 include the results of operations of Bit-isle and TelecityGroup from April 1, 2016. Our results of operations for the six months ended June 30, 2016 include the results of operations of Bit-isle from January 1, 2016 and the results of operations of TelecityGroup from January 15, 2016.
Discontinued Operations
We present the results of operations associated with the TelecityGroup data centers that were divested in July 2016 as discontinued operations in our condensed consolidated statement of operations for the three months ended June 30, 2016. We did not have any discontinued operations activity during 2015.
Three Months Ended June 30, 2016 and 2015
Revenues. Our revenues for the three months ended June 30, 2016 and 2015 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three months ended June 30,				% change
	2016	%	2015	%	Actual	Constant currency
Americas:
Recurring revenues	$393,479	44%	$353,605	53%	11%	12%
Non-recurring revenues	19,992	2%	17,842	3%	12%	12%
	413,471	46%	371,447	56%	11%	12%
EMEA:
Recurring revenues	281,810	31%	160,063	24%	76%	77%
Non-recurring revenues	18,799	2%	13,904	2%	35%	36%
	300,609	33%	173,967	26%	73%	74%
Asia-Pacific:
Recurring revenues	176,482	20%	113,023	17%	56%	56%
Non-recurring revenues	9,948	1%	7,145	1%	39%	38%
	186,430	21%	120,168	18%	55%	55%
Total:
Recurring revenues	851,771	95%	626,691	94%	36%	37%
Non-recurring revenues	48,739	5%	38,891	6%	25%	26%
	$900,510	100%	$665,582	100%	35%	36%
Americas Revenues. Our revenues from the U.S., the largest revenue contributor in the Americas region for the period, represented approximately 92% of the regional revenues during the three months ended June 30, 2016 and 2015. Growth in Americas revenues was primarily due to (i) approximately $10.8 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Dallas, Rio de Janeiro, Silicon Valley and Washington, D.C. metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended June 30, 2016, the U.S. dollar was generally stronger relative to the Canadian dollar and Brazilian real than during the three months ended June 30, 2015, resulting in approximately $3.8 million of net unfavorable foreign currency impact to our Americas revenues during the three months ended June 30, 2016 compared to average exchange rates of the three months ended June 30, 2015. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Atlanta, New York, São Paulo, Silicon Valley and Washington D.C. metro areas, which are expected to open during the remainder of 2016 and 2017. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.
EMEA Revenues. Revenues for our EMEA region for the three months ended June 30, 2016 include $107.2 million of revenues attributable to TelecityGroup, which closed in January 2016. After our acquisition of TelecityGroup, the UK continues to be our largest revenue contributor in the EMEA region, providing 34% of regional revenues for the three months ended June 30, 2016 compared to 39% of regional revenues for the three months ended June 30, 2015 without TelecityGroup. Our EMEA revenue growth was primarily due to (i) $107.2 million of revenues attributable to TelecityGroup, (ii) approximately $15.7 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Frankfurt, Paris and Zurich metro areas and (iii) an increase in orders from both our existing customers and new customers during the period. During the three months ended June 30, 2016, the impact of foreign currency fluctuations resulted in approximately $2.1 million of net unfavorable foreign currency impact to our EMEA revenues primarily due to a generally stronger U.S. dollar relative to the British pound and Euro during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. We expect that our EMEA revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Amsterdam, Dublin, Frankfurt, London and Warsaw metro areas, which are expected to open during the remainder of 2016 and 2017, as well as our acquisition of TelecityGroup. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts as well as our acquisition of TelecityGroup.
Asia-Pacific Revenues. Revenues for our Asia-Pacific region for the three months ended June 30, 2016 include $37.3 million of revenues attributable to Bit-isle, which closed in November 2015. After our acquisition of Bit-isle, Japan is our largest revenue contributor in the Asia-Pacific region, providing 34% of regional revenues including Bit-isle for the three months ended June 30, 2016 compared to 15% for the three months ended June 30, 2015 without Bit-isle. Excluding revenues attributable to Bit-isle, our revenues from Singapore, which was our largest revenue contributor in the Asia-Pacific region before we acquired Bit-isle, represented approximately 39% and 40%, respectively, of the regional revenues for the three months ended June 30, 2016 and 2015. Our Asia-Pacific revenue growth was primarily due to (i) $37.3 million of revenues attributable to Bit-isle, (ii) approximately $22.9 million of revenue generated from our recently-opened IBX data center expansions in the Hong Kong, Melbourne, Shanghai, Singapore, Sydney and Tokyo metro areas and (iii) an increase in orders from both our existing customers and new customers during the period. For the three months ended June 30, 2016, the impact of foreign currency fluctuations to our Asia-Pacific revenues was not significant when compared to the average exchange rates for the three months ended June 30, 2015. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX data centers and additional expansions currently taking place in the Hong Kong and Sydney metro areas, which are expected to open during the remainder of 2016 and 2017. Our estimates of future revenue growth take into account expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts as well as the impact of our acquisition of Bit-isle.
Cost of Revenues. Our cost of revenues for the three months ended June 30, 2016 and 2015 were split among the following geographic regions (dollars in thousands):

	Three months ended June 30,				% change
	2016	%	2015	%	Actual	Constant currency
Americas	$171,014	38%	$157,890	50%	8%	10%
EMEA	169,969	37%	86,799	27%	96%	96%
Asia-Pacific	115,984	25%	71,068	23%	63%	62%
Total	$456,967	100%	$315,757	100%	45%	45%

	Three months ended June 30,
	2016	2015
Cost of revenues as a percentage of revenues:
Americas	41%	43%
EMEA	57%	50%
Asia-Pacific	62%	59%
Total	51%	47%
Americas Cost of Revenues. Depreciation expense was $59.3 million and $54.3 million for the three months ended June 30, 2016 and 2015, respectively. The growth in depreciation expense was primarily due to our IBX expansion activity. In addition to the increase in depreciation expense, the increase in our Americas cost of revenues for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to (i) $4.1 million of higher office expense, utilities, repairs and maintenance, rent and facilities costs in support of our business growth and (ii) $2.3 million of higher costs associated with equipment resale and other services to support customer demand. During the three months ended June 30, 2016, the impact of foreign currency fluctuations resulted in approximately $2.7 million of net favorable foreign currency impact to our Americas cost of revenues primarily due to a generally stronger U.S. dollar relative to the Brazilian real and Canadian dollar during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. We expect Americas cost of revenues to increase as we continue to grow our business.
EMEA Cost of Revenues. Cost of revenues for our EMEA region for the three months ended June 30, 2016 includes $72.7 million of cost of revenues attributable to TelecityGroup, which closed in January 2016. Excluding cost of revenues attributable to TelecityGroup, EMEA cost of revenues was $97.3 million for the three months ended June 30, 2016 compared to $86.8 million for the three months ended June 30, 2015. Depreciation expense, excluding TelecityGroup, was $26.6 million and $23.7 million for the three months ended June 30, 2016 and 2015, respectively. The growth in depreciation expense was primarily due to our IBX data center expansion activity. Excluding the impact of our acquisition of TelecityGroup, the remaining increase in our EMEA cost of revenues was primarily due to (i) $5.3 million of higher consulting services, utilities and repairs and maintenance costs in support of our business growth and (ii) $1.8 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (574 EMEA cost of revenues employees, as of June 30, 2016 versus 508 as of June 30, 2015). For the three months ended June 30, 2016, the impact of foreign currency fluctuations to our EMEA cost of revenues was not significant when compared to the average exchange rates for the three months ended June 30, 2015. We expect EMEA cost of revenues to increase as we continue to grow our business and as a result of our acquisition of TelecityGroup.
Asia-Pacific Cost of Revenues. Cost of revenues for our Asia-Pacific region for the three months ended June 30, 2016 includes $30.2 million of cost of revenues attributable to Bit-isle, which closed in November 2015. Excluding cost of revenues attributable to Bit-isle, Asia-Pacific cost of revenues was $85.8 million for the three months ended June 30, 2016 compared to $71.1 million for the three months ended June 30, 2015, primarily due to an increase in depreciation expense. Depreciation expense, excluding Bit-isle, was $37.0 million and $29.2 million for the three months ended June 30, 2016 and 2015, respectively. The growth in depreciation expense was primarily due to our IBX data center expansion activity. Excluding the impact of our acquisition of Bit-isle, the remaining increase in our Asia-Pacific cost of revenue was primarily due to $5.7 million of higher utilities, repair and maintenance, rent and facility costs. For the three months ended June 30, 2016, the impact of foreign currency fluctuations to our Asia-Pacific cost of revenues was not significant when compared to average exchange rates of the three months ended June 30, 2015. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business, including from the impact of our acquisition of Bit-isle.
Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended June 30, 2016 and 2015 were split among the following geographic regions (dollars in thousands):

	Three months ended June 30,				% change
	2016	%	2015	%	Actual	Constant currency
Americas	$57,256	53%	$50,415	62%	14%	14%
EMEA	34,203	32%	17,835	22%	92%	94%
Asia-Pacific	16,373	15%	12,998	16%	26%	25%
Total	$107,832	100%	$81,248	100%	33%	34%

	Three months ended June 30,
	2016	2015
Sales and marketing expenses as a percentage of revenues:
Americas	14%	14%
EMEA	11%	10%
Asia-Pacific	9%	11%
Total	12%	12%
Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to $4.0 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (529 Americas sales and marketing employees, as of June 30, 2016 versus 471 as of June 30, 2015) and $2.2 million of higher advertising, promotion, consulting and travel and entertainment expenses to support our growth. During the three months ended June 30, 2016, the impact of foreign currency fluctuations to our Americas sales and marketing expenses was not significant when compared to average exchange rates during the three months ended June 30, 2015. Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts. Although we anticipate that we will continue to invest in Americas sales and marketing initiatives, we believe our Americas sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.
EMEA Sales and Marketing Expenses. Sales and marketing expenses for our EMEA region for the three months ended June 30, 2016 included $13.4 million attributable to TelecityGroup, which closed in January 2016. Excluding the impact of TelecityGroup, our EMEA sales and marketing expenses were $20.8 million for the three months ended June 30, 2016 compared to $17.8 million for the three months ended June 30, 2015. The increase was primarily due to $1.4 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (246 EMEA sales and marketing employees, excluding TelecityGroup employees, as of June 30, 2016 versus 212 as of June 30, 2015) as well as higher advertising and promotion expenses. For the three months ended June 30, 2016, the impact of foreign currency fluctuations to EMEA sales and marketing expenses was not significant when compared to the average exchange rates for the three months ended June 30, 2015. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts. We expect our EMEA sales and marketing expenses to increase as a result of the TelecityGroup acquisition. Although we anticipate that we will continue to invest in EMEA sales and marketing initiatives, including the integration of TelecityGroup, we believe our EMEA sales and marketing expenses as a percentage of revenues will ultimately decrease as we continue to grow our business.
Asia-Pacific Sales and Marketing Expenses. Sales and marketing expenses for our Asia-Pacific region for the three months ended June 30, 2016 included $4.0 million attributable to Bit-isle, which closed in November 2015. Excluding the impact of Bit-isle, our Asia-Pacific sales and marketing expenses did not materially change during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. For the three months ended June 30, 2016, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the three months ended June 30, 2015. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts. We expect our Asia-Pacific sales and marketing expenses to increase as a result of the Bit-isle acquisition. Although we anticipate that we will continue to invest in Asia-Pacific sales and marketing initiatives, including the integration of Bit-isle, we believe our Asia-Pacific sales and marketing expenses as a percentage of revenues will ultimately decrease as we continue to grow our business.
General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2016 and 2015 were split among the following geographic regions (dollars in thousands):

	Three months ended June 30,				% change
	2016	%	2015	%	Actual	Constant currency
Americas	$96,837	57%	$86,831	73%	12%	12%
EMEA	52,971	31%	22,023	18%	141%	145%
Asia-Pacific	18,654	12%	10,724	9%	74%	75%
Total	$168,462	100%	$119,578	100%	41%	42%

	Three months ended June 30,
	2016	2015
General and administrative expenses as a percentage of revenues:
Americas	23%	23%
EMEA	18%	13%
Asia-Pacific	10%	9%
Total	19%	18%
Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $5.3 million of higher compensation costs, including general salaries, bonuses, stock-based compensation, and headcount growth (891 Americas general and administrative employees as of June 30, 2016 versus 764 as of June 30, 2015) and (ii) $4.2 million of higher depreciation expense associated with certain systems to improve our quote to order and billing processes and other systems to support the integration and growth of our business. During the three months ended June 30, 2016, the impact of foreign currency fluctuations to our Americas general and administrative expenses was not significant when compared to average exchange rates for the three months ended June 30, 2015. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments into improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. Going forward, although we are carefully monitoring our spending, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including these investments in our back office systems and maintaining our REIT qualification; however, as a percentage of revenues, we generally expect them to decrease.
EMEA General and Administrative Expenses. General and administrative expenses for our EMEA region for the three months ended June 30, 2016 included $21.9 million attributable to TelecityGroup, which closed in January 2016. Excluding the impact of TelecityGroup, our EMEA general and administrative expenses were $31.1 million for the three months ended June 30, 2016 compared to $22.0 million for the three months ended June 30, 2015. Excluding the impact of TelecityGroup, the increase was primarily due to (i) $5.0 million of higher consulting and other professional services and travel costs to support the integration of TelecityGroup, (ii) $1.6 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (483 EMEA general and administrative employees, excluding TelecityGroup employees, as of June 30, 2016 versus 376 as of June 30, 2015) and (iii) $1.6 million of higher depreciation expense associated with certain systems to improve our quote to order and billing processes and other systems to support the integration and growth of our business. For the three months ended June 30, 2016, the impact of foreign currency fluctuations to EMEA general and administrative expenses was not significant when compared to the average exchange rates for the three months ended June 30, 2015. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth, as well as the integration of TelecityGroup; however, as a percentage of revenues, we generally expect them to decrease.
Asia-Pacific General and Administrative Expenses. General and administrative expenses for our Asia-Pacific region for the three months ended June 30, 2016 included $4.0 million attributable to Bit-isle, which closed in November 2015. Excluding the impact of Bit-isle, our Asia-Pacific general and administrative expenses were $14.7 million for the three months ended June 30, 2016 compared to $10.7 million for the three months ended June 30, 2015. Excluding the impact of Bit-isle, the increase was primarily due to $2.9 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (286 Asia-Pacific general and administrative employees, excluding Bit-isle employees, as of June 30, 2016 versus 247 as of June 30, 2015). For the three months ended June 30, 2016, the impact of foreign currency fluctuations to our Asia-Pacific general and administrative expenses was not significant when compared to average exchange rates of the three months ended June 30, 2015. Going forward, although we are carefully monitoring our spending, we expect Asia-Pacific general and administrative expenses to increase as a result of our acquisition and integration of Bit-isle and as we continue to scale or operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.
Acquisition Costs. During the three months ended June 30, 2016, we recorded acquisition costs totaling $15.6 million primarily in the EMEA region. During the three months ended June 30, 2015, we recorded acquisition costs totaling $9.9 million primarily in the Americas and EMEA regions.
Income from Continuing Operations. Our income from continuing operations for the three months ended June 30, 2016 and 2015 were split among the following geographic regions (dollars in thousands):

	Three months ended June 30,				% change
	2016	%	2015	%	Actual	Constant currency
Americas	$87,100	58%	$77,653	56%	12%	12%
EMEA	29,096	19%	36,110	26%	(19)%	(19)%
Asia-Pacific	35,459	23%	25,370	18%	40%	42%
Total	$151,655	100%	$139,133	100%	9%	10%
Americas Income from Continuing Operations. The increase in our Americas income from continuing operations was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above, partially offset by higher cost of revenues and operating expenses as a percentage of revenues primarily attributable to higher compensation and other headcount related expenses to support our growth. The impact of foreign currency fluctuations on our Americas income from continuing operations for the three months ended June 30, 2016 was not significant when compared to average exchange rates of the three months ended June 30, 2015.

EMEA Income from Continuing Operations. The decrease in our EMEA income from continuing operations was primarily due to acquisition and integration costs incurred in connection with our acquisition of TelecityGroup, which closed in January 2016, as well as the increased depreciation and amortization created from the purchase accounting for TelecityGroup. The impact of foreign currency fluctuations on our EMEA loss from continuing operations for the three months ended June 30, 2016 was not significant when compared to average exchange rates of the three months ended June 30, 2015.
Asia-Pacific Income from Continuing Operations. The increase in our Asia-Pacific income from continuing operations was primarily due to higher revenues as a result of our acquisition of Bit-isle, which closed in November 2015, as well as our IBX data center expansion activity and organic growth as described above, partially offset by higher cost of revenues and operating expenses as a percentage of revenues primarily attributable to our acquisition of Bit-isle as well as higher compensation and other headcount related expenses and higher professional fees to support our growth. The impact of foreign currency fluctuations on our Asia-Pacific income from continuing operations for the three months ended June 30, 2016 was not significant when compared to average exchange rates of the three months ended June 30, 2015.
Interest Income. Interest income was $841,000 and $921,000, respectively, for the three months ended June 30, 2016 and 2015. The average annualized yield for the three months ended June 30, 2016 was 0.46% versus 0.22% for the three months ended June 30, 2015. We expect our interest income to remain at these low levels for the foreseeable future due to lower invested balances and a portfolio more weighted towards short-term U.S. government securities.
Interest Expense. Interest expense increased to $100.3 million for the three months ended June 30, 2016 from $74.5 million for the three months ended June 30, 2015. This increase in interest expense was primarily due to the impact of our $1.1 billion of senior notes issued in December 2015, $645.2 million outstanding seven year term loans we borrowed in January 2016 and $459.8 million of an outstanding bridge term loan we borrowed to finance our acquisition of Bit-isle, which closed in November 2015, as well as additional financings such as various capital lease and other financing obligations to support our expansion projects. During the three months ended June 30, 2016 and 2015, we capitalized $3.2 million and $1.7 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we recognize the full impact of our $1.1 billion senior notes offering in December 2015, $645.2 million of seven year term loans we borrowed in January 2016 and $459.8 million of an outstanding bridge term loan which we expect to refinance in 2016. We expect to incur additional indebtedness to support our growth and acquisition opportunities, such as the Bit-isle and TelecityGroup acquisitions, resulting in higher interest expense.
Other Income (Expense). We recorded net income of $1.6 million and net income of $1.4 million, respectively, of other income (expense), for the three months ended June 30, 2016 and 2015, primarily due to foreign currency exchange gains and losses during the periods.
Loss on debt extinguishment. During the three months ended June 30, 2016, we recorded $605,000 loss on debt extinguishment as a result of the prepayment and termination of our 2012 and 2013 Brazil financings. We did not have loss on debt extinguishment during the three months ended June 30, 2015.
Income Taxes. Effective January 1, 2015, we have operated as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income taxes on the taxable income distributed to our stockholders. We intend to distribute and have distributed the entire taxable income generated by the operations of our REIT and its QRSs for the tax years ended December 31, 2016 and December 31, 2015, respectively. As such, no provision for U.S. income taxes for the REIT and its QRSs has been included in the accompanying condensed consolidated financial statements for the three months ended June 30, 2016 and 2015.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as a QRS or TRS were accrued, as necessary, for the three months ended June 30, 2016 and 2015.
For the three months ended June 30, 2016 and 2015, we recorded $13.8 million and $7.5 million of income tax expense, respectively. Our effective tax rates were 26.0% and 11.2%, respectively, for the three months ended June 30, 2016 and 2015. The increase in the effective tax rate for the three months ended June 30, 2016 as compared to the same period in 2015 is primarily due to a much lower profit before tax for the period, attributable to the non-tax deductible cost related to the TelecityGroup acquisition and an increase in valuation allowance.
Income from Discontinued Operations. Our net income from discontinued operations was $5.4 million for the three months ended June 30, 2016. We did not have discontinued operations during the three months ended June 30, 2015.

Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gains on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to the most directly comparable GAAP measure. Our adjusted EBITDA for the three months ended June 30, 2016 and 2015 was split among the following geographic regions (dollars in thousands):

	Three months ended June 30,				% change
	2016	%	2015	%	Actual	Constant currency
Americas	$195,028	46%	$170,886	55%	14%	15%
EMEA	133,455	32%	79,533	25%	68%	68%
Asia-Pacific	91,808	22%	60,843	20%	51%	51%
Total	$420,291	100%	$311,262	100%	35%	36%
Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. The impact of foreign currency fluctuations on our Americas adjusted EBITDA for the three months ended June 30, 2016 was not significant when compared to average exchange rates of the three months ended June 30, 2015.
EMEA Adjusted EBITDA. Adjusted EBITDA for our EMEA region includes $51.9 million of adjusted EBITDA attributable to our acquisition of TelecityGroup, which closed in January 2016. Excluding adjusted EBITDA attributable to TelecityGroup, our EMEA adjusted EBITDA did not materially change during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The impact of foreign currency fluctuations on our EMEA adjusted EBITDA for the three months ended June 30, 2016 was not significant when compared to average exchange rates of the three months ended June 30, 2015.
Asia-Pacific Adjusted EBITDA. Adjusted EBITDA for our Asia-Pacific region includes $12.1 million of adjusted EBITDA attributable to our acquisition of Bit-isle, which closed in November 2015. Excluding adjusted EBITDA attributable to Bit-isle, the increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. The impact of foreign currency fluctuations on our Asia-Pacific adjusted EBITDA for the three months ended June 30, 2016 was not significant when compared to average exchange rates of the three months ended June 30, 2015.

Six Months Ended June 30, 2016 and 2015
Revenues. Our revenues for the six months ended June 30, 2016 and 2015 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Six months ended June 30,				% change
	2016	%	2015	%	Actual	Constant currency
Americas:
Recurring revenues	$773,635	44%	$700,659	53%	10%	12%
Non-recurring revenues	44,230	3%	34,757	3%	27%	28%
	817,865	47%	735,416	56%	11%	13%
EMEA:
Recurring revenues	535,191	31%	313,487	24%	71%	73%
Non-recurring revenues	33,274	2%	25,103	2%	33%	35%
	568,465	33%	338,590	26%	68%	70%
Asia-Pacific:
Recurring revenues	340,039	19%	222,202	17%	53%	55%
Non-recurring revenues	18,297	1%	12,548	1%	46%	47%
	358,336	20%	234,750	18%	53%	54%
Total:
Recurring revenues	1,648,865	94%	1,236,348	94%	33%	35%
Non-recurring revenues	95,801	6%	72,408	6%	32%	34%
	$1,744,666	100%	$1,308,756	100%	33%	35%
Americas Revenues. Our revenues from the U.S., the largest revenue contributor in the Americas region for the period, represented approximately 93% and 92%, respectively, of the regional revenues during the six months ended June 30, 2016 and 2015. Growth in Americas revenues was primarily due to (i) approximately $20.9 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Dallas, Rio de Janeiro, Silicon Valley and Washington, D.C. metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the six months ended June 30, 2016, the U.S. dollar was generally stronger relative to the Canadian dollar and Brazilian real than during the six months ended June 30, 2015, resulting in approximately $12.1 million of net unfavorable foreign currency impact to our Americas revenues during the six months ended June 30, 2016 compared to average exchange rates during the six months ended June 30, 2015. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Atlanta, New York, São Paulo, Silicon Valley and Washington D.C. metro areas, which are expected to open during the remainder of 2016 and 2017. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.
EMEA Revenues. Revenues for our EMEA region for the six months ended June 30, 2016 include $191.7 million of revenues attributable to TelecityGroup, which closed in January 2016. After our acquisition of TelecityGroup, the UK continues to be our largest revenue contributor in the EMEA region, providing 34% of regional revenues for the six months ended June 30, 2016 compared to 38% of regional revenues for the six months ended June 30, 2015 without TelecityGroup. Our EMEA revenue growth was primarily due to (i) $191.7 million of revenues attributable to TelecityGroup, (ii) approximately $29.7 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Frankfurt, Paris and Zurich metro areas and (iii) an increase in orders from both our existing customers and new customers during the period. During the six months ended June 30, 2016, the impact of foreign currency fluctuations resulted in approximately $8.6 million of net unfavorable foreign currency impact to our EMEA revenues primarily due to a generally stronger U.S. dollar relative to the British pound and Euro during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. We expect that our EMEA revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Amsterdam, Dublin, Frankfurt, London, and Warsaw metro areas, which are expected to open during the remainder of 2016 and 2017, as well as our acquisition of TelecityGroup. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts as well as our acquisition of TelecityGroup.

Asia-Pacific Revenues. Revenues for our Asia-Pacific region for the six months ended June 30, 2016 include $71.5 million of revenues attributable to Bit-isle, which closed in November 2015. After our acquisition of Bit-isle, Japan is our largest revenue contributor in the Asia-Pacific region, providing 34% of regional revenues including Bit-isle for the six months ended June 30, 2016 compared to 15% for the six months ended June 30, 2015 without Bit-isle. Excluding revenues attributable to Bit-isle, our revenues from Singapore, which was our largest revenue contributor in the Asia-Pacific region before we acquired Bit-isle, represented approximately 38% and 40%, respectively, of the regional revenues for the six months ended June 30, 2016 and 2015. Our Asia-Pacific revenue growth was primarily due to (i) $71.5 million of revenues attributable to Bit-isle, (ii) approximately $40.2 million of revenue generated from our recently-opened IBX data center expansions in the Hong Kong, Melbourne, Shanghai, Singapore, Sydney and Tokyo metro areas and (iii) an increase in orders from both our existing customers and new customers during the period. During the six months ended June 30, 2016, the U.S. dollar was generally stronger relative to the Australian and Singapore dollars and Japanese Yen than during the six months ended June 30, 2015, resulting in approximately $3.6 million of net unfavorable foreign currency impact to our Asia-Pacific revenues during the six months ended June 30, 2016 when compared to average exchange rates during the six months ended June 30, 2015. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX data centers and additional expansions currently taking place in the Hong Kong and Sydney metro areas, which are expected to open during the remainder of 2016 and 2017. Our estimates of future revenue growth take into account expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts as well as the impact of our acquisition of Bit-isle.
Cost of Revenues. Our cost of revenues for the six months ended June 30, 2016 and 2015 were split among the following geographic regions (dollars in thousands):

	Six months ended June 30,				% change
	2016	%	2015	%	Actual	Constant currency
Americas	$341,140	39%	$308,259	50%	11%	14%
EMEA	321,731	36%	168,015	28%	91%	94%
Asia-Pacific	221,776	25%	137,796	22%	61%	61%
Total	$884,647	100%	$614,070	100%	44%	46%

	Six months ended June 30,
	2016	2015
Cost of revenues as a percentage of revenues:
Americas	42%	42%
EMEA	57%	50%
Asia-Pacific	62%	59%
Total	51%	47%
Americas Cost of Revenues. Depreciation expense was $118.1 million and $107.8 million for the six months ended June 30, 2016 and 2015, respectively. The growth in depreciation expense was primarily due to our IBX expansion activity. In addition to the increase in depreciation expense, the increase in our Americas cost of revenues for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to (i) $11.1 million of higher utilities, rent and facilities costs, office expense, consulting, and repairs and maintenance in support of our business growth, (ii) $7.5 million of higher costs associated with equipment resales to support growth of our non-recurring revenues and (iii) $2.5 million of higher compensation costs, including sales compensation, general salaries, bonuses and stock-based compensation. During the six months ended June 30, 2016, the impact of foreign currency fluctuations resulted in approximately $9.1 million of net favorable foreign currency impact to our Americas cost of revenues primarily due to a generally stronger U.S. dollar relative to the Brazilian real and Canadian dollar during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. We expect Americas cost of revenues to increase as we continue to grow our business.
EMEA Cost of Revenues. Cost of revenues for our EMEA region for the six months ended June 30, 2016 includes $133.3 million of cost of revenues attributable to TelecityGroup, which closed in January 2016. Excluding cost of revenues attributable to TelecityGroup, EMEA cost of revenues was $188.4 million for the six months ended June 30, 2016 compared to $168.0 million for the six months ended June 30, 2015. Depreciation expense, excluding TelecityGroup, was $52.0 million and $45.8 million for the six months ended June 30, 2016 and 2015, respectively. The growth in depreciation expense was primarily due to our IBX data center expansion activity. Excluding the impact of our acquisition of TelecityGroup, the remaining increase in our EMEA cost of revenues was primarily due to (i) $10.1 million of higher utilities, consulting, and repairs and maintenance costs in support of our business growth and (ii) $2.1 million of higher compensation costs, including sales compensation, general salaries, bonuses and stock-based compensation and headcount growth (574 EMEA cost of revenues employees as of June 30, 2016 versus 508 as of June 30, 2015) . During the six months ended June 30, 2016 the impact of foreign currency fluctuations to our EMEA cost of revenues resulted in approximately $3.6 million of net favorable foreign currency impact to our EMEA cost of revenues primarily due to a generally stronger U.S. dollar relative to the British pound and Euro during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. We expect EMEA cost of revenues to increase as we continue to grow our business and as a result of our acquisition of TelecityGroup.
Asia-Pacific Cost of Revenues. Cost of revenues for our Asia-Pacific region for the six months ended June 30, 2016 includes $57.2 million of cost of revenues attributable to Bit-isle, which closed in November 2015. Excluding cost of revenues attributable to Bit-isle, Asia-Pacific cost of revenues was $164.6 million for the six months ended June 30, 2016 compared to $137.8 million for the six months ended June 30, 2015, primarily due to an increase in depreciation expense. Depreciation expense, excluding Bit-isle, was $71.8 million and $56.4 million for the six months ended June 30, 2016 and 2015, respectively. The growth in depreciation expense was primarily due to our IBX data center expansion activity. Excluding the impact of our acquisition of Bit-isle, the remaining increase in our Asia-Pacific cost of revenues was primarily due to (i) $7.6 million of higher utilities, rent, facility costs, consulting, and repairs and maintenance costs in support of our business growth and (ii) $1.8 million of higher compensation costs, including sales compensation, general salaries, bonuses and stock-based compensation and headcount growth (407 Asia-Pacific cost of revenues employees as of June 30, 2016 versus 376 as of June 30, 2015) . For the six months ended June 30, 2016, the impact of foreign currency fluctuations to our Asia-Pacific cost of revenues was not significant when compared to average exchange rates of the six months ended June 30, 2015. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business, including from the impact of our acquisition of Bit-isle.
Sales and Marketing Expenses. Our sales and marketing expenses for the six months ended June 30, 2016 and 2015 were split among the following geographic regions (dollars in thousands):

	Six months ended June 30,				% change
	2016	%	2015	%	Actual	Constant currency
Americas	$115,009	53%	$99,460	62%	16%	17%
EMEA	66,054	31%	35,080	22%	88%	91%
Asia-Pacific	33,359	16%	25,324	16%	32%	33%
Total	$214,422	100%	$159,864	100%	34%	36%

	Six months ended June 30,
	2016	2015
Sales and marketing expenses as a percentage of revenues:
Americas	14%	14%
EMEA	12%	10%
Asia-Pacific	9%	11%
Total	12%	12%
Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to $9.8 million of higher compensation costs, including sales compensation, general salaries, bonuses and stock-based compensation and headcount growth (529 Americas sales and marketing employees as of June 30, 2016 versus 471 as of June 30, 2015) and $5.2 million of higher advertising, promotion, consulting and travel and entertainment expenses to support our growth. During the six months ended June 30, 2016, the impact of foreign currency fluctuations to our Americas sales and marketing expenses was not significant when compared to average exchange rates during the six months ended June 30, 2015. Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts. Although we anticipate that we will continue to invest in Americas sales and marketing initiatives, we believe our Americas sales and marketing expenses as a percentage of revenues will remain at approximately current levels over the next year but should ultimately decrease as we continue to grow our business.

EMEA Sales and Marketing Expenses. Sales and marketing expenses for our EMEA region for the six months ended June 30, 2016 included $24.7 million attributable to TelecityGroup, which closed in January 2016. Excluding the impact of TelecityGroup, our EMEA sales and marketing expenses were $41.4 million for the six months ended June 30, 2016 compared to $35.1 million for the six months ended June 30, 2015. The increase was primarily due to (i) $3.6 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (246 EMEA sales and marketing employees, excluding TelecityGroup employees, as of June 30, 2016 versus 212 as of June 30, 2015) and (ii) $2.0 million of higher advertising, promotion, consulting, travel, recruiting and training expenses to support our growth. For the six months ended June 30, 2016, the impact of foreign currency fluctuations to EMEA sales and marketing expenses was not significant when compared to the average exchange rates for the six months ended June 30, 2015. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts. We expect our EMEA sales and marketing expenses to increase as a result of the TelecityGroup acquisition. Although we anticipate we will continue to invest in EMEA sales and marketing initiatives, including the integration of TelecityGroup, we believe our EMEA sales and marketing expenses as a percentage of revenues will ultimately decrease as we continue to grow our business.
Asia-Pacific Sales and Marketing Expenses. Sales and marketing expenses for our Asia-Pacific region for the six months ended June 30, 2016 included $7.5 million attributable to Bit-isle, which closed in November 2015. Excluding the impact of Bit-isle, our Asia-Pacific sales and marketing expenses did not materially change during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. For the six months ended June 30, 2016, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates for the six months ended June 30, 2015. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts. We expect our Asia-Pacific sales and marketing expenses to increase as a result of the Bit-isle acquisition. Although we anticipate that we will continue to invest in Asia-Pacific sales and marketing initiatives, including the integration of Bit-isle, we believe our Asia-Pacific sales and marketing expenses as a percentage of revenues will ultimately decrease as we continue to grow our business.
General and Administrative Expenses. Our general and administrative expenses for the six months ended June 30, 2016 and 2015 were split among the following geographic regions (dollars in thousands):

	Six months ended June 30,				% change
	2016	%	2015	%	Actual	Constant currency
Americas	$189,941	57%	$168,954	73%	12%	13%
EMEA	108,448	32%	42,454	18%	155%	160%
Asia-Pacific	35,977	11%	21,810	9%	65%	67%
Total	$334,366	100%	$233,218	100%	43%	45%

	Six months ended June 30,
	2016	2015
General and administrative expenses as a percentage of revenues:
Americas	23%	23%
EMEA	19%	13%
Asia-Pacific	10%	9%
Total	19%	18%
Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $9.1 million of higher compensation costs, including general salaries, bonuses, stock-based compensation, and headcount growth (891 Americas general and administrative employees as of June 30, 2016 versus 764 as of June 30, 2015), (ii) $8.1 million of higher depreciation expense associated with certain systems to improve our quote to order and billing processes and other systems to support the integration and growth of our business and (iii) $2.3 million of higher office expense to support our growth. During the six months ended June 30, 2016, the impact of foreign currency fluctuations to our Americas general and administrative expenses was not significant when compared to average exchange rates for the six months ended June 30, 2015. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments into improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. Going forward, although we are carefully monitoring our spending, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including these investments in our back office systems and maintaining our REIT qualification; however, as a percentage of revenues, we generally expect them to decrease.
EMEA General and Administrative Expenses. General and administrative expenses for our EMEA region for the six months ended June 30, 2016 included $40.7 million attributable to TelecityGroup, which closed in January 2016. Excluding the impact of TelecityGroup, our EMEA general and administrative expenses were $67.7 million for the six months ended June 30, 2016 compared to $42.5 million for the six months ended June 30, 2015. Excluding the impact of TelecityGroup, the increase was primarily due to (i) $13.9 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (483 EMEA general and administrative employees, excluding TelecityGroup employees, as of June 30, 2016 versus 376 as of June 30, 2015), (ii) $7.1 million of higher outside services to support the integration of TelecityGroup and (iii) $2.6 million of higher depreciation expense associated with certain systems to improve our quote to order and billing processes and other systems to support the integration and growth of our business. For the six months ended June 30, 2016, the impact of foreign currency fluctuations to EMEA general and administrative expenses was not significant when compared to the average exchange rates for the six months ended June 30, 2015. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth, as well as integration of TelecityGroup; however, as a percentage of revenues, we generally expect them to decrease.
Asia-Pacific General and Administrative Expenses. General and administrative expenses for our Asia-Pacific region for the six months ended June 30, 2016 included $8.2 million attributable to Bit-isle, which closed in November 2015. Excluding the impact of Bit-isle, our Asia-Pacific general and administrative expenses were $27.8 million for the six months ended June 30, 2016 compared to $21.8 million for the six months ended June 30, 2015. Excluding the impact of Bit-isle, the increase was primarily due to $4.8 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (286 Asia-Pacific general and administrative employees, excluding Bit-isle employees, as of June 30, 2016 versus 247 as of June 30, 2015). For the six months ended June 30, 2016, the impact of foreign currency fluctuations to our Asia-Pacific general and administrative expenses was not significant when compared to average exchange rates of the six months ended June 30, 2015. Going forward, although we are carefully monitoring our spending, we expect Asia-Pacific general and administrative expenses to increase as a result of our acquisition and integration of Bit-isle and as we continue to scale our operations to support our growth; ; however, as a percentage of revenues, we generally expect them to decrease.
Acquisition Costs. During the six months ended June 30, 2016, we recorded acquisition costs totaling $52.1 million primarily in the EMEA region. During the six months ended June 30, 2015, we recorded acquisition costs totaling $11.0 million primarily in the EMEA and Americas regions.
Income from Continuing Operations. Our income from continuing operations for the six months ended June 30, 2016 and 2015 was split among the following geographic regions (dollars in thousands):

	Six months ended June 30,				% change
	2016	%	2015	%	Actual	Constant currency
Americas	$175,639	67%	$159,119	55%	10%	11%
EMEA	21,677	8%	81,651	28%	(73)%	(71)%
Asia-Pacific	67,027	25%	49,812	17%	35%	40%
Total	$264,343	100%	$290,582	100%	(9)%	(7)%
Americas Income from Continuing Operations. The increase in our Americas income from continuing operations was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above, partially offset by higher cost of revenues and operating expenses as a percentage of revenues primarily attributable to higher compensation and other headcount related expenses to support our growth. The impact of foreign currency fluctuations on our Americas income from continuing operations for the six months ended June 30, 2016 was not significant when compared to average exchange rates of the six months ended June 30, 2015.
EMEA Income from Continuing Operations. The decrease in our EMEA income from continuing operations was primarily due to acquisition and integration costs incurred in connection with our acquisition of TelecityGroup, which closed in January 2016, as well as the increased depreciation and amortization created from the purchase accounting for TelecityGroup. During the six months ended June 30, 2016, the impact of foreign currency fluctuations resulted in approximately $2.3 million of net unfavorable foreign currency impact to our EMEA income from continuing operations primarily due to a generally stronger U.S. dollar relative to the British pound and Euro during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
Asia-Pacific Income from Continuing Operations. The increase in our Asia-Pacific income from continuing operations was primarily due to higher revenues as a result of our acquisition of Bit-isle, which closed in November 2015, as well as our IBX data center expansion activity and organic growth as described above, partially offset by higher cost of revenues and operating expenses as a percentage of revenues primarily attributable to our acquisition of Bit-isle as well as higher compensation and other headcount related expenses and higher professional fees to support our growth. During the six months ended June 30, 2016, the U.S. dollar was generally stronger relative to the Australian and Singapore dollars and Japanese Yen than during the six months ended June 30, 2015, resulting in approximately $2.6 million of net unfavorable foreign currency impact to our Asia-Pacific income from continuing operations during the six months ended June 30, 2016 when compared to average exchange rates during the six months ended June 30, 2015.
Interest Income. Interest income was $1.8 million and $1.4 million, respectively, for the six months ended June 30, 2016 and 2015. The average annualized yield for the six months ended June 30, 2016 was 0.33% versus 0.20% for the six months ended June 30, 2015. We expect our interest income to remain at these low levels for the foreseeable future due to lower invested balances and a portfolio more weighted towards short-term U.S. government securities.
Interest Expense. Interest expense increased to $201.2 million for the six months ended June 30, 2016 from $143.3 million for the six months ended June 30, 2015. This increase in interest expense was primarily due to the impact of our $1.1 billion of senior notes issued in December 2015, $645.2 million outstanding of the seven year term loans we borrowed in January 2016 and $459.8 million of an outstanding bridge term loan we borrowed to finance our acquisition of Bit-isle, which closed in November 2015, as well as additional financings such as various capital lease and other financing obligations to support our expansion projects. During the six months ended June 30, 2016 and 2015, we capitalized $5.5 million and $6.5 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we recognize the full impact of our $1.1 billion senior notes offering in December 2015, $645.2 million of seven year term loans we borrowed in January 2016 and $459.8 million of an outstanding bridge term loan which we expect to refinance in 2016. We expect to incur additional indebtedness to support our growth and acquisition opportunities, such as the Bit-isle and TelecityGroup acquisitions, resulting in higher interest expense.
Other Income (Expense). We recorded net expense of $59.2 million and net income of $0.9 million, respectively, of other income (expense), for the six months ended June 30, 2016 and 2015, primarily due to foreign currency exchange gains and losses during the periods, including $63.5 million in foreign currency losses for the six months ended June 30, 2016 as a result of completing the acquisition of TelecityGroup.
Loss on debt extinguishment. During the six months ended June 30, 2016, we recorded $605,000 loss on debt extinguishment as a result of the prepayment and termination of our 2012 and 2013 Brazil financings. We did not have loss on debt extinguishment during the six months ended June 30, 2015.
Income Taxes. Effective January 1, 2015, we have operated as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income taxes on the taxable income distributed to our stockholders. We intend to distribute and have distributed the entire taxable income generated by the operations of our REIT and its QRSs for the tax years ended December 31, 2016 and December 31, 2015, respectively. As such, no provision for U.S. income taxes for the REIT and its QRSs has been included in the accompanying condensed consolidated financial statements for the six months ended June 30, 2016 and 2015.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as a QRS or TRS were accrued, as necessary, for the six months ended June 30, 2016 and 2015.
For the six months ended June 30, 2016 and 2015, we recorded $3.2 million and $13.7 million of income tax expense, respectively. Our effective tax rates were 61.7% and 9.2%, respectively, for the six months ended June 30, 2016 and 2015. The increase in the effective tax rate for the six months in 2016 as compared to the same period in 2015 is primarily due to a much lower profit before tax for the period, attributable to the non-tax deductible costs related to the TelecityGroup acquisition and an increase in valuation allowance.
Income from Discontinued Operations. Our net income from discontinued operations was $11.6 million for the six months ended June 30, 2016. We did not have discontinued operations during the six months ended June 30, 2015.

Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gains on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income. Our adjusted EBITDA for the six months ended June 30, 2016 and 2015 was split among the following geographic regions (dollars in thousands):

	Six months ended June 30,				% change
	2016	%	2015	%	Actual	Constant currency
Americas	$379,488	47%	$343,620	56%	10%	12%
EMEA	244,944	31%	155,564	25%	57%	60%
Asia-Pacific	176,509	22%	117,826	19%	50%	52%
Total	$800,941	100%	$617,010	100%	30%	31%
Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. During the six months ended June 30, 2016, currency fluctuations resulted in approximately $4.0 million of net unfavorable foreign currency impact on our Americas adjusted EBITDA primarily due to the generally stronger U.S. dollar relative to the Brazilian real and Canadian dollar during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
EMEA Adjusted EBITDA. Adjusted EBITDA for our EMEA region includes $92.6 million of adjusted EBITDA attributable to our acquisition of TelecityGroup, which closed in January 2016. Excluding adjusted EBITDA attributable to TelecityGroup, the decrease in our EMEA adjusted EBITDA was primarily due to higher operating costs as result of our IBX data center expansion activity and organic growth as described above. During the six months ended June 30, 2016, currency fluctuations resulted in approximately $3.5 million of net unfavorable foreign currency impact to our EMEA adjusted EBITDA primarily due to a generally stronger U.S. dollar relative to the British pound and Euro during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
Asia-Pacific Adjusted EBITDA. Adjusted EBITDA for our Asia-Pacific region includes $23.7 million of adjusted EBITDA attributable to our acquisition of Bit-isle, which closed in November 2015. Excluding adjusted EBITDA attributable to Bit-isle, the increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. During the six months ended June 30, 2016, currency fluctuations resulted in approximately $2.5 million of net unfavorable foreign currency impact to our Asia-Pacific adjusted EBITDA primarily due to a generally stronger U.S. dollar relative to the Australian and Singapore dollars and Japanese Yen during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
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
In addition, in presenting AFFO and adjusted EBITDA, we exclude amortization expense related to intangible assets, as it represents the amortization of the cost of an intangible asset acquired in an acquisition and is not meaningful in the evaluation of our current or future operating performance. We exclude accretion expense, both as it relates to asset retirement obligations as well as accrued restructuring charge liabilities, as these expenses represent costs which we believe are not meaningful in evaluating our current operations. We exclude stock-based compensation expense as it represents expense attributed to equity awards that have no current or future cash obligations. As such, we, and many investors and analysts, exclude this stock-based compensation expense when assessing the cash generating performance of our operations. We also exclude restructuring charges. The restructuring charges relate to our decisions to exit leases for excess space adjacent to several of our IBX data centers, which we did not intend to build out, or our decision to reverse such restructuring charges. We also exclude impairment charges related to certain long-lived assets. The impairment charges are related to expense recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets are not recoverable. We also exclude gains on asset sales as they do not represent an ongoing activity and are not meaningful in evaluating our current or future operating performance. Finally, we exclude acquisition costs from AFFO and adjusted EBITDA. The acquisition costs relate to costs we incur in connection with business combinations. Management believes items such as restructuring charges, impairment charges, acquisition costs and gains on asset sales are non-core transactions; however, these types of costs may occur in future periods.
Adjusted EBITDA
We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gains on asset sales as presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Income from continuing operations	$151,655	$139,133	$264,343	$290,582
Depreciation, amortization, and accretion expense	213,719	128,270	415,872	250,800
Stock-based compensation expense	39,323	33,993	73,838	64,606
Acquisition costs	15,594	9,866	52,130	11,022
Gains on asset sales	—	—	(5,242)	—
Adjusted EBITDA	$420,291	$311,262	$800,941	$617,010
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
We use AFFO to evaluate our performance on a consolidated basis and as a metric in the determination of employees’ annual bonuses beginning in 2015 and vesting of restricted stock units that were granted beginning in 2015 and that have both service and performance conditions. In presenting AFFO, we exclude certain items that we believe are not good indicators of our current or future operating performance. AFFO represents FFO excluding depreciation and amortization expense on non-real estate assets, accretion, stock-based compensation, restructuring charges, impairment charges, acquisition costs, an installation revenue adjustment, a straight-line rent expense adjustment, amortization of deferred financing costs, gains (losses) on debt extinguishment, an income tax expense adjustment, recurring capital expenditures and adjustments for unconsolidated joint ventures' and non-controlling interests’ share of these items, gains on asset sales and net income (loss) from discontinued operations, net of tax. The adjustments for both installation revenue and straight-line rent expense are intended to isolate the cash activity included within the straight-lined or amortized results in the consolidated statement of operations. We exclude the amortization of deferred financing costs as these expenses relate to the initial costs incurred in connection with debt financings that have no current or future cash obligations. We exclude gains (losses) on debt extinguishment since it generally represents the write-off of initial costs incurred in connection with debt financings or a cost that is incurred to reduce future interest costs and is not a good indicator of our current or future operating performance. We include an income tax expense adjustment, which represents the non-cash tax impact due to changes in valuation allowances and uncertain tax positions that do not relate to current period’s operations. We deduct recurring capital expenditures, which represent expenditures to extend the useful life of its IBX centers or other assets that are required to support current revenues. We also exclude net income (loss) from discontinued operations, net of tax, which represents results that may not recur and are not a good indicator of our current future operating performance.
Our FFO and AFFO for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$44,711	$59,459	$13,600	$135,911
Adjustments:
Real estate depreciation and amortization	158,727	107,321	309,722	209,969
(Gain) loss on disposition of real estate property	(1,951)	559	(5,988)	621
Adjustments for FFO from unconsolidated joint ventures	28	29	56	57
NAREIT FFO attributable to common shareholders	$201,515	$167,368	$317,390	$346,558

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
NAREIT FFO attributable to common shareholders	$201,515	$167,368	$317,390	$346,558
Adjustments:
Installation revenue adjustment	7,407	12,474	10,761	21,128
Straight-line rent expense adjustment	1,895	2,017	3,028	5,218
Amortization of deferred financing costs	5,243	3,848	10,751	7,706
Stock-based compensation expense	39,323	33,993	73,838	64,606
Non-real estate depreciation expense	21,021	13,605	42,408	26,298
Amortization expense	32,303	6,450	60,455	12,745
Accretion expense	1,668	894	3,287	1,788
Recurring capital expenditures	(31,928)	(27,330)	(63,743)	(49,703)
Loss on debt extinguishment	605	—	605	—
Acquisition costs	15,594	9,866	52,130	11,022
Income tax expense adjustment	1,301	(1,784)	1,111	(4,192)
Adjustments for AFFO from unconsolidated joint ventures	(9)	(13)	(21)	(30)
Net income from discontinued operations, net of tax	(5,409)	—	(11,625)	—
Adjusted Funds from Operations (AFFO) attributable to common shareholders	$290,529	$221,388	$500,375	$443,144

Our AFFO results have improved due to the improved operating results discussed earlier in “Results of Operations,” as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in “Overview.”

Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing expenses and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies such as the Brazilian real, British pound, Canadian dollar, Euro, Swiss franc, Australian dollar, Hong Kong dollar, Japanese yen, Singapore dollar and United Arab Emirates dirham. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities with functional currencies other than the U.S. dollar are converted into U.S. dollars at the exchange rates in effect for the comparable prior period rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the three months ended June 30, 2015 are used as exchange rates for the three months ended June 30, 2016 when comparing the three months ended June 30, 2016 with the three months ended June 30, 2015 and average rates in effect for the six months ended June 30, 2015 are used as exchange rates for the six months ended June 30, 2016 when comparing the six months ended June 30, 2016 with the six months ended June 30, 2015).
Liquidity and Capital Resources
As of June 30, 2016, our total indebtedness was comprised of debt and financing obligations totaling $7.1 billion consisting of (a) $3.9 billion of principal from our senior notes, (b) approximately $1.6 billion from our capital lease and other financing obligations, and (c) $1.6 billion of principal from our mortgage and loans payable (gross of discount and premium).
We believe we have sufficient cash and access to liquidity, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, payment of regular dividends and completion of our publicly-announced expansion projects. As of June 30, 2016, we had $494.2 million of cash, cash equivalents and short-term and long-term investments, of which approximately $97.8 million was held in the U.S. We believe that our current expansion activities can be funded with our cash and cash equivalents and investments. Besides our cash and investment portfolio, we have additional liquidity available to us from the $1.5 billion revolving credit facility.
As of June 30, 2016, we had 29 irrevocable letters of credit totaling $39.2 million issued and outstanding under the U.S. revolving credit line; as a result, we had a total of approximately $1.5 billion of additional liquidity available to us under the revolving credit facility. Besides any further financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base, and have continued to experience relatively strong collections, if the current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity. Additionally, we may pursue additional expansion opportunities, primarily the build out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions. We are also now operating as a REIT and paying regular, recurring cash dividends. While we expect to fund these plans with our existing resources, additional financing, either debt or equity, may be required and if current market conditions were to deteriorate, we may be unable to secure additional financing or any such additional financing may only be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.
Sources and Uses of Cash

	Six Months Ended June 30,
	2016	2015
	(dollars in thousands)
Net cash provided by operating activities	$383,098	$445,274
Net cash used in investing activities	(1,575,717)	(498,376)
Net cash used in financing activities	(546,293)	(218,356)

Operating Activities. The decrease in net cash provided by operating activities was primarily due to an increase in cash payments related to TelecityGroup acquisition costs and settlement of derivative liabilities associated with the TelecityGroup purchase price. We expect we will continue to generate cash from our operating activities during the remainder of 2016 and beyond.
Investing Activities. The net cash used in investing activities for the six months ended June 30, 2016 was primarily due to $1,601.6 million, net of cash acquired for the acquisition of TelecityGroup and remaining amounts due for Bit-isle shares, partially offset by the release of $466.6 million of restricted cash that was set aside for the TelecityGroup acquisition. Other investing cash flows for the six months included $447.6 million of capital expenditures primarily related to our expansion activity, purchase of real estate for $28.1 million and purchase of investment for $16.5 million, partially offset by proceeds from the sale of assets of $22.8 million and sales and maturities of investments for $28.7 million. The net cash used in investing activities for the six months ended June 30, 2015 was primarily due to a $493.8 million increase in restricted cash in connection with our cash and share offer for TelecityGroup, $371.5 million of capital expenditures primarily as a result of expansion activity, $38.3 million for the purchases of land in San Jose, California and $324.3 million for purchases of investments, offset by sales and maturities of investments for $753.6 million.
Financing Activities. The net cash used in financing activities for the six months ended June 30, 2016 was primarily due to repayments of loans of $973.1 million relating to loans assumed from TelecityGroup acquisition, our revolving credit facility and our Brazil financings facility; dividend distributions of $246.7 million and repayments of $45.3 million of capital lease and other financing obligations, partially offset by borrowings of $701.3 million under our multicurrency Term B loan facility and bridge term loan, and proceeds from employee equity awards of $17.6 million. The net cash used in financing activities for the six months ended June 30, 2015 was primarily due to $518.6 million of repayments of U.S. dollar-denominated term loan and other mortgage and loan payments and $193.0 million of dividend distributions, offset by $490.0 million of proceeds from our term loan modification. Going forward, we expect that our financing activities will consist primarily of repayment of our debt and additional financings needed to support expansion opportunities, additional acquisitions or joint ventures and the payment of our regular cash dividends.
Contractual Obligations and Off-Balance-Sheet Arrangements
We lease a majority of our IBX data centers and certain equipment under non-cancellable lease agreements expiring through 2065. The following represents our debt maturities, financings, leases and other contractual commitments as of June 30, 2016 (in thousands):

	2016 (6 months)	2017	2018	2019	2020	Thereafter	Total
Term loans (1)	$23,292	$46,584	$46,584	$347,451	$6,468	$616,115	$1,086,494
Interest (2)	135,901	246,947	245,952	244,969	227,793	735,272	1,836,834
Capital lease and other financing obligations (3)	112,080	169,819	166,276	161,760	159,167	1,762,246	2,531,348
Operating leases (4)	74,978	144,598	137,020	130,994	117,735	992,589	1,597,914
Other contractual commitments (5)	664,205	201,632	35,369	4,616	4,189	39,391	949,402
Asset retirement obligations (6)	1,787	11,991	7,116	12,726	6,052	68,321	107,993
	$1,012,243	$821,571	$638,317	$902,516	$521,404	$4,213,934	$8,109,985

(1)	Represents principal only.

(2)	Represents interest on mortgage payable, senior notes, term loans, Brazil financings and other loans payable based on their approximate interest rates as of June 30, 2016.

(3)	Represents principal and interest.

(4)	Represents minimum operating lease payments, excluding potential lease renewals.

(5)	Represents off-balance sheet arrangements. Other contractual commitments are described below.

(6)	Represents liability, net of future accretion expense.

In order to obtain the approval of the European Commission for our acquisition of TelecityGroup, we divested certain data centers, including our London 2 data center in London, UK and certain data centers of TelecityGroup on July 5, 2016. The table above includes obligations of those data centers as of June 30, 2016.
In connection with certain of our leases and other contracts requiring deposits, we entered into 29 irrevocable letters of credit totaling $39.2 million under the senior revolving credit line. These letters of credit were provided in lieu of cash deposits under the senior revolving credit line. If the landlords for these IBX leases decide to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the senior revolving credit line. These contingent commitments are not reflected in the table above.
We had accrued liabilities related to uncertain tax positions totaling approximately $44.1 million as of June 30, 2016. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.
Primarily as a result of our various IBX data center expansion projects, as of June 30, 2016, we were contractually committed for $441.9 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2016 and thereafter, is reflected in the table above as “other contractual commitments.”
We had other non-capital purchase commitments in place as of June 30, 2016, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2016 and beyond. Such other purchase commitments as of June 30, 2016, which total $507.5 million, are also reflected in the table above as “other contractual commitments.”
In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $589.4 million to $689.4 million, in addition to the $949.4 million in contractual commitments discussed above as of June 30, 2016, in our various IBX data center expansion projects during 2016 and thereafter in order to complete the work needed to open these IBX data centers. These non-contractual capital expenditures are not reflected in the table above. If we so choose, whether due to economic factors or other considerations, we could delay these non-contractual capital expenditure commitments to preserve liquidity.
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
We began operating as a REIT for federal income tax purposes effective January 1, 2015. In May 2015, we received a favorable PLR from the IRS in connection with our conversion to a REIT. As of June 30, 2016, our REIT structure includes all of our data center operations in the U.S. and Canada and our historical data center operations in Europe and Japan. Our data center operations in other jurisdictions, as well as the data center operations acquired in the TelecityGroup and Bit-isle Acquisitions, have initially been designated as TRSs. As a REIT, we generally are permitted to deduct from federal taxable income the dividends we pay to our stockholders (including, for this purpose, the value of any deemed distribution on account of adjustments to the conversion rate relating to our outstanding debt securities that are convertible into our common stock). The income represented by such dividends is not subject to federal taxation at the entity level but is taxed, if at all, at the stockholder level.

We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. U.S. income taxes for the TRS entities located in the country and foreign income taxes for our foreign operations were accrued, as necessary, for the three and six months ended June 30, 2016.
Recent Accounting Pronouncements
See Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk
While there have been no significant changes in our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the six months ended June 30, 2016 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2015, fluctuations in foreign currency exchange rates have a direct impact on our consolidated financial position and results of operations during the six months ended June 30, 2016. Continued strengthening or weakening of the U.S. dollar will continue to have a significant impact to us in future periods.
Excluding consideration from hedging contracts, an immediate 10% appreciation in current foreign exchange rates as of June 30, 2016 would have resulted in an increase of $96.2 million and $12.4 million in revenue and net income before taxes for the six months ended June 30, 2016. Excluding consideration from hedging contracts, an immediate 10% depreciation in current foreign exchange rates as of June 30, 2016 would have resulted in a decrease of $97.9 million and $14.2 million in revenue and net income before taxes for the six months ended June 30, 2016.
Interest Rate Risk
An immediate 10% increase or decrease in current interest rates from their position as of June 30, 2016 would not have a material impact on our debt obligations due to the fixed nature of the majority of our debt obligations. However, the interest expense associated with our senior credit facility, term loans, and bridge term loan, which bear interest at variable rates, could be affected. For every 100 basis point change in interest rates, our annual interest expense could increase or decrease by a total of approximately $5.5 million based on the total balance of our primary borrowings under the term loan A and B facilities and bridge term loan as of June 30, 2016. As of June 30, 2016, we had not employed any interest rate derivative products against our debt obligations. However, we may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
(b) Changes in Internal Control over Financial Reporting. We completed the acquisition of TelecityGroup in the first quarter of 2016. We are evaluating changes to processes and other components of internal controls over financial reporting of Telecity as part of the ongoing integration activities. There have not been any other changes in our internal control reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
    In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business and us:
Risks Related to the Integration of TelecityGroup
We have incurred and will continue to incur significant transaction, acquisition-related integration and asset divestment costs in connection with the TelecityGroup acquisition.
We have incurred and will continue to incur significant costs in connection with the TelecityGroup acquisition and integrating our and TelecityGroup’s operations into a combined company. We also incurred costs in connection with the divestment of certain of the assets of the combined company. The actual costs incurred may exceed those estimated and there may be further unanticipated costs and the assumption of known and unknown liabilities. While we have assumed that we would incur transaction, integration and divestment expenses, there are factors beyond our control that could affect the total amount or the timing of such expenses. Many of the additional expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.
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
The success of the TelecityGroup acquisition will depend, in part, on the combined company’s ability to successfully integrate our and TelecityGroup’s businesses and realize the anticipated benefits, including synergies and cost savings, from the combination. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected and the value of our common stock may be adversely affected.
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
We began operating as a REIT for federal income tax purposes, effective for our taxable year that began January 1, 2015. We believe we are operating so as to qualify for taxation as a REIT under the Code and believe that our organization and method of operation complies with the rules and regulations promulgated under the Code and will enable us to continue to qualify for taxation as a REIT. However, we cannot assure you that we will qualify for taxation as a REIT or that we will remain qualified for taxation as a REIT. Qualification for taxation as a REIT requires us to satisfy numerous requirements (some on an annual and others on a quarterly basis) established under highly technical and complex sections of the Code which may change from time to time, and for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify for taxation as a REIT, we must derive at least 95% of our gross income in any year from qualifying sources. In addition, we must satisfy specified asset tests on a quarterly basis.
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
We paid quarterly distributions in March and June of 2016 and have declared a third quarterly distribution to be paid in September of 2016. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, the creation of reserves or required debt service or amortization payments.
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
We will also be subject to a federal corporate level tax at the highest regular corporate rate (currently 35%) on gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a former C corporation (such as (i) an asset that we held as of the effective date of our REIT election, that is, January 1, 2015, or (ii) an asset that we or a QRS hold following the liquidation or other conversion of a former TRS). This 35% tax is generally applicable to any disposition of such an asset during the five-year period (for liquidations or other carryover transactions on or after August 8, 2016, the ten year period) after the date we first owned the asset as a REIT asset (e.g. January 1, 2015 in the case of REIT assets we held at the time of our REIT conversion), to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset.
In addition, the IRS and any state or local tax authority may successfully assert liabilities against us for corporate income taxes for our pre-REIT period, in which case we will owe these taxes plus applicable interest and penalties, if any. Moreover, any increase in taxable income for these pre-REIT periods will likely result in an increase in pre-REIT accumulated earnings and profits, which could cause us to pay an additional taxable distribution to our stockholders and an interest penalty to the IRS after the relevant determination.
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
The REIT provisions of the Code limit our ability to hedge assets, liabilities, revenues and expenses. Generally, income from hedging transactions that we enter into to manage risk of interest rate changes or fluctuations with respect to borrowings made or to be made by us to acquire or carry real estate assets and income from certain currency hedging transactions related to our non-U.S. operations, as well as income from qualifying counteracting hedges, do not constitute “gross income” for purposes of the REIT gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as nonqualifying income for purposes of the REIT gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through our TRSs, which we presently do.

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

•
the dilution of our existing stockholders as a result of our issuing stock in transactions, such as in connection with our acquisitions of Switch & Data Facilities Company, Inc. in 2010 and TelecityGroup;

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
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining qualification for taxation as a REIT. As of June 30, 2016, our total indebtedness was approximately $7.1 billion, our stockholders’ equity was $4.7 billion and our cash and investments totaled $494.2 million. In addition, as of June 30, 2016, we had approximately $1.5 billion of additional liquidity available to us from our $1.5 billion revolving credit facility. Some of our debt contains covenants which may limit our operating flexibility. In addition to our substantial debt, we lease a majority of our IBX data centers and certain equipment under non-cancellable lease agreements, the majority of which are accounted for as operating leases. As of June 30, 2016, our total minimum operating lease commitments under those lease agreements, excluding potential lease renewals, was approximately $1.6 billion, which represents off-balance sheet commitments.
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
Exposure to EMEA political developments could adversely impact our business.
We currently have IBX data centers and employees located in the United Kingdom (the “UK”) and other European jurisdictions.  A referendum was held on June 23, 2016 in the UK to determine whether it should remain in or leave the European Union (the “EU”), the outcome of which was a vote in favor of leaving the EU (the “Brexit”). The Brexit has resulted in political and economic instability throughout Europe. There is considerable uncertainty surrounding the exit process, the extent of the UK’s future relationship with the EU, and the longer term impact of the Brexit on economic conditions in the UK and in the EU.   The ongoing instability and uncertainty surrounding the Brexit in the near term, and the final terms reached regarding the Brexit, could have an adverse impact on our business and employees in EMEA and could adversely affect the Company’s financial condition and results of operations.
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
Economic and political uncertainty in developing markets could adversely affect our revenue and earnings.
We conduct business and are contemplating expansion, in developing markets with economies and governments that tend to be more volatile than those in the U.S. and Western Europe. The risk of doing business in developing markets such as Brazil, China, India, Indonesia, Russia, Turkey, the United Arab Emirates and other economically volatile areas could adversely affect our operations and earnings. Such risks include the financial instability among customers in these regions, political instability, such as the recent governmental unrest in Turkey, fraud or corruption and other non-economic factors such as irregular trade flows that need to be managed successfully with the help of the local governments. In addition, commercial laws in some developing countries can be vague, inconsistently administered and retroactively applied. If we are deemed not to be in compliance with applicable laws in developing countries where we conduct business, our prospects and business in those countries could be harmed, which could then have a material adverse impact on our results of operations and financial position. Our failure to successfully manage economic, political and other risks relating to doing business in developing countries and economically and politically volatile areas could adversely affect our business.
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

•	the cost and availability of adequate public utilities, including power;

•	changes in employee stock-based compensation;

•	overall inflation;

•	increasing interest expense due to any increases in interest rates and/or potential additional debt financings;

•	changes in our tax planning strategies or failure to realize anticipated benefits from such strategies;

•	changes in income tax benefit or expense; and

•	changes in or new GAAP in the U.S. as periodically released by the Financial Accounting Standards Board (“FASB”).
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
Historically we have experienced a record of strong collection of our accounts receivables as evidenced by our prior DSO metrics, our DSO has improved over the past year. Our DSO was affected by the implementation of a new billing system that was introduced during the second half of 2014. While this new system is now operational in all three regions, it is not operational in all countries within each region and further enhancements to the overall system are still ongoing. While our DSO began to improve during the second half of 2015, our DSO may continue to be adversely impacted by ongoing changes in the billing system, which would continue to have a negative impact on our operating cash flows, liquidity and financial performance.
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
As of June 30, 2016, our accumulated deficit was $94.6 million. Although we have generated net income for each fiscal year since 2008, except for the year ended December 31, 2014, we are also currently investing heavily in our future growth through the build out of multiple additional IBX data centers and IBX data center expansions as well as acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as of May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/2015	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/2015	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/2015	2.3

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/2002	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/14/2011	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/11/2013	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	3/29/2016	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture dated June 12, 2009 by and between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/12/2009	4.1

4.3	Form of 4.75% Convertible Subordinated Note Due 2016 (see Exhibit 4.2).

4.4	Indenture for the 2020 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/2013	4.1

4.5	Form of 4.875% Senior Note due 2020 (see Exhibit 4.4)	8-K	3/5/2013	4.2

4.6	Indenture for the 2023 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/2013	4.3

4.7	Form of 5.375% Senior Note due 2023 (see Exhibit 4.6)

4.8	Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/2014	4.1

4.9	First Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/2014	4.2

4.10	Form of 5.375% Senior Note due 2022 (see Exhibit 4.9)

4.11	Second Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/2014	4.4

4.12	Form of 5.750% Senior Note due 2025 (see Exhibit 4.11)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
4.13	Third Supplemental Indenture, dated as of December 4, 2015, between Equinix Inc. and U.S. Bank National Association, as trustee	8-K	12/4/2015	4.2

4.14	Form of 5.875% Senior Note due 2026 (See Exhibit 4.13)

4.15	Form of Registrant's Common Stock Certificate	10-K	12/31/2014	4.13

10.1**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.2**	2000 Equity Incentive Plan, as amended.	10-Q	3/31/2012	10.2

10.3**	2000 Director Option Plan, as amended.	10-K	12/31/2007	10.4

10.4**	2001 Supplemental Stock Plan, as amended.	10-K	12/31/2007	10.5

10.5**	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	10-Q	6/30/2014	10.5

10.6**	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/2008	10.31

10.7**	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/2008	10.32

10.8**	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/2008	10.33

10.9**	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/2008	10.35

10.10	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/2009	10.1

10.11	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Deutsche Bank AG, London Branch.	8-K	6/12/2009	10.2

10.12	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/2009	10.4

10.13	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch.	8-K	6/12/2009	10.5

10.14	Confirmation for Base Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/2009	10.7

10.15	Confirmation for Additional Capped Call Transaction dated as of June 9, 2009 between Equinix, Inc. and Goldman, Sachs & Co.	8-K	6/12/2009	10.8

10.16**	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company, Inc.	2/5/2007	10.9

10.17**	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30, 2010.	10-Q	9/30/2010	10.42

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.18**	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Meyers, Smith, Taylor and Van Camp.	10-K	12/31/2010	10.33

10.19**	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.	10-K	12/31/2010	10.34

10.20**	Offer Letter from Equinix, Inc. to Sara Baack dated July 31, 2012.	10-Q	3/31/2013	10.42

10.21**	Change in Control Severance Agreement by and between Sara Baack and Equinix, Inc. dated July 31, 2012.	10-Q	3/31/2013	10.44

10.22**	International Long-Term Assignment Letter by and between Equinix, Inc. and Eric Schwartz, dated May 21, 2013.	10-Q	6/30/2013	10.51

10.23**	Employment Agreement by and between Equinix (EMEA) B.V. and Eric Schwartz, dated as of August 7, 2013.	10-Q	9/30/2013	10.54

10.24**	Restricted Stock Unit Agreement dated August 14, 2013 for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	9/30/2013	10.55

10.25**	Offer Letter from Equinix, Inc. to Karl Strohmeyer dated October 28, 2013.	10-Q	3/31/2014	10.49

10.26**	Restricted Stock Unit Agreement for Karl Strohmeyer under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/2014	10.50

10.27**	Change in Control Severance Agreement by and between Karl Strohmeyer and Equinix, Inc. dated December 2, 2013.	10-Q	3/31/2014	10.51

10.28**	2014 Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/2014	10.52

10.29**	2014 Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/2014	10.53

10.30	Amendment Agreement dated as of May 2, 2014, between Equinix, Inc. and Goldman, Sachs & Co., amending and restating the Master Terms and Conditions for Capped Call Transactions between Equinix, Inc. and Goldman, Sachs & Co. and amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/2014	10.54

10.31	Amendment Agreement dated as of May 2, 2014, between Equinix, Inc. and Deutsche Bank AG, London Branch, amending and restating the Master Terms and Conditions for Capped Call Transactions between Equinix, Inc. and Deutsche Bank AG, London Branch and amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/2014	10.55

10.32	Amendment Agreement dated as of May 2, 2014, between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch, amending and restating the Master Terms and Conditions for Capped Call Transactions between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch and amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/2014	10.56

10.33	Amendment Agreement, dated as of May 13, 2014, between Equinix, Inc. and Goldman, Sachs & Co., amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/2014	10.57

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.34	Amendment Agreement dated as of May 13, 2014, between Equinix, Inc. and Deutsche Bank AG, London Branch, amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/2014	10.58

10.35	Amendment Agreement dated as of May 13, 2014, between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch, amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/2014	10.59

10.36	Amendment Agreement, dated as of June 6, 2014, between Equinix, Inc. and Goldman, Sachs & Co., amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/2014	10.60

10.37	Amendment Agreement dated as of June 6, 2014, between Equinix, Inc. and Deutsche Bank AG, London Branch, amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/2014	10.61

10.38	Amendment Agreement dated as of June 6, 2014, between Equinix, Inc. and JPMorgan Chase Bank, National Association, London Branch, amending the Confirmation for Base Capped Call Transaction.	10-Q	6/30/2014	10.62

10.39	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014	10-Q	9/30/2014	10.67

10.40	Credit Agreement, by and among Equinix, Inc., as borrower, Equinix LLC and Switch & Data LLC as guarantors, the Lenders (defined therein), Bank of America, N.A., as administrative agent, a Lender and L/C issuer, JPMorgan Chase Bank, N.A., and TD Securities (USA) LLC, as co-syndication agents, Barclays Bank PLC, Citibank, N.A., Royal Bank of Canada and ING Bank N.V., Singapore Branch, as Co-Documentation Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and TD Securities (USA) LLC, as joint lead arrangers and book runners, dated December 17, 2014.	10-K	12/31/2014	10.48

10.41**	2015 Form of Revenue/AFFO Restricted Stock Unit Agreement for executives.	10-Q	3/31/2015	10.50

10.42**	2015 Form of TSR Restricted Stock Unit Agreement for executives.	10-Q	3/31/2015	10.51

10.43**	2015 Form of Time-Based Restricted Stock Unit Agreement for executives.	10-Q	3/31/2015	10.52

10.44	First Amendment to Credit Agreement and first Amendment to Pledge and Security Agreement by and among Equinix, Inc., as borrower, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as administrative agent, dated April 30, 2015.	10-Q	9/30/2015	10.52

10.45	Bridge Credit Agreement dated as of May 28, 2015 among Equinix, Inc. as Borrower, Various Financial Institutions as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent. JPMorgan Securities LLC as sole Arranger and Bookrunner.	10-Q	6/30/2015	10.53

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.46	First Amendment to the Bridge Credit Agreement Dated as of May 28, 2015 as Amended on June 19, 2015 among Equinix, Inc., as Borrower, Various Financial Institutions as Lenders, and JP Morgan Chase Bank, N.A. as Administrative Agent. JPMorgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, CityGroup Global Markets Inc. and RBC Capital Markets, LLC as Lead Arrangers and Bookrunners and TD Securities (USA) LLC, ING Bank N.V., HSBC Securities (USA) Inc. and The Bank of Tokyo-Mitsubishi UFJ, LTD as Co-Managers	10-Q	6/30/2015	10.54

10.47	Term Loan Agreement dated as of September 30, 2015 among QAON G.K. and certain other direct and indirect subsidiaries of Equinix, Inc., as Borrowers, and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as Arranger and Lender.	10-Q	9/30/2015	10.55

10.48	First Amendment to Term Loan Agreement dated September 30, 2015 as amended October 26, 2015 and executed by and between QAON G.K., and certain other direct and indirect subsidiaries of Equinix, Inc., as Borrowers, and The Bank of Tokyo-Mitsubishi UFJ, Ltd. As Arranger Lender.	10-Q	9/30/2015	10.56

10.49	Second Amendment to Credit Agreement by and among Equinix, Inc., as borrower, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as administrative agent, dated December 8, 2015.	10-K	12/31/2015	10.55

10.50**	Equinix, Inc. 2016 Incentive Plan	10-Q	3/31/2016	10.56

10.51**	2016 Form of Revenue/AFFO Restricted Stock Unit Agreement for executives.	10-Q	3/31/2016	10.57

10.52**	2016 Form of TSR Restricted Stock Unit Agreement for executives.	10-Q	3/31/2016	10.58

10.53**	2016 Form of Time-Based Restricted Stock Unit Agreement for executives.	10-Q	3/31/2016	10.59

10.54**	Restricted Stock Unit Award granted to John Hughes on February 25, 2016	10-Q	3/31/2016	10.60

10.55
Share Purchase Agreement with Digital Realty Trust, L.P., relating to the sale and purchase of shares in TelecityGroup UK LON Limited, Telecity Netherlands AMS01 AMS04 BV, Equinix Real Estate (TCY AMS04) B.V. and TelecityGroup Germany Fra2 GmbH, dated May 14, 2016.

					X

10.56**
Letter Agreement dated June 9, 2016, by and between Equinix, Inc. and Eric Schwartz, amending his International Long Term Assignment letter dated May 21, 2013 and Employment Agreement with Equinix (EMEA) B.V. dated August 7, 2013.

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
Date: August 8, 2016
	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.55
Share Purchase Agreement with Digital Realty Trust, L.P., relating to the sale and purchase of shares in TelecityGroup UK LON Limited, Telecity Netherlands AMS01 AMS04 BV, Equinix Real Estate (TCY AMS04) B.V. and TelecityGroup Germany Fra2 GmbH, dated May 14, 2016.

10.56
Letter Agreement dated June 9, 2016, by and between Equinix, Inc. and Eric Schwartz, amending his International Long Term Assignment letter dated May 21, 2013 and Employment Agreement with Equinix (EMEA) B.V. dated August 7, 2013.

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