Form 10-Q
period 2016-09-30
EQUINIX INC
filed 2016-11-04
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock as of November 3, 2016 was 71,379,297.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
EQUINIX, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$987,915	$2,228,838
Short-term investments	443	12,875
Accounts receivable, net	377,528	291,964
Current portion of restricted cash	25,305	479,417
Other current assets	172,370	212,929
Assets held for sale	96,923	33,257
Total current assets	1,660,484	3,259,280
Long-term investments	15,036	4,584
Property, plant and equipment, net	7,251,399	5,606,436
Goodwill	3,118,686	1,063,200
Intangible assets, net	803,260	224,565
Other assets	248,692	198,630
Total assets	$13,097,557	$10,356,695
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$534,602	$400,948
Accrued property, plant and equipment	185,683	103,107
Current portion of capital lease and other financing obligations	92,120	40,121
Current portion of mortgage and loans payable	518,985	770,236
Convertible debt	—	146,121
Other current liabilities	149,516	192,286
Liabilities held for sale	14,660	3,535
Total current liabilities	1,495,566	1,656,354
Capital lease and other financing obligations, less current portion	1,446,455	1,287,139
Mortgage and loans payable, less current portion	1,058,418	472,769
Senior notes	3,809,332	3,804,634
Other liabilities	664,076	390,413
Total liabilities	8,473,847	7,611,309
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	72	62
Additional paid-in capital	7,371,024	4,838,444
Treasury stock	(147,617)	(7,373)
Accumulated dividends	(1,842,834)	(1,468,472)
Accumulated other comprehensive loss	(713,769)	(509,059)
Accumulated deficit	(43,166)	(108,216)
Total stockholders’ equity	4,623,710	2,745,386
Total liabilities and stockholders’ equity	$13,097,557	$10,356,695
See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Unaudited)
Revenues	$924,676	$686,649	$2,669,342	$1,995,405
Costs and operating expenses:
Cost of revenues	470,302	325,468	1,354,949	939,538
Sales and marketing	110,936	83,709	325,358	243,573
General and administrative	181,239	123,237	515,605	356,455
Acquisition costs	12,505	13,352	64,635	24,374
Impairment charges	7,698	—	7,698	—
Gains on asset sales	(27,945)	—	(33,187)	—
Total costs and operating expenses	754,735	545,766	2,235,058	1,563,940
Income from continuing operations	169,941	140,883	434,284	431,465
Interest income	762	934	2,528	2,375
Interest expense	(92,200)	(76,269)	(293,395)	(219,556)
Other income (expense)	2,938	(12,836)	(56,217)	(11,964)
Loss on debt extinguishment	(9,894)	—	(10,499)	—
Income from continuing operations before income taxes	71,547	52,712	76,701	202,320
Income tax expense	(22,778)	(11,580)	(25,957)	(25,277)
Net income from continuing operations	48,769	41,132	50,744	177,043
Net income from discontinued operations, net of tax	2,681	—	14,306	—
Net income	$51,450	$41,132	$65,050	$177,043
Earnings per share (“EPS”):
Basic EPS from continuing operations	$0.69	$0.72	$0.73	$3.11
Basic EPS from discontinued operations	0.04	—	0.21	—
Basic EPS	$0.73	$0.72	$0.94	$3.11
Weighted-average shares	71,190	57,082	69,689	56,894
Diluted EPS from continuing operations	$0.68	$0.71	$0.72	$3.08
Diluted EPS from discontinued operations	0.04	—	0.20	—
Diluted EPS	$0.72	$0.71	$0.92	$3.08
Weighted-average shares for diluted EPS	71,908	57,708	70,389	57,521
See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Unaudited)
Net income	$51,450	$41,132	$65,050	$177,043
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (“CTA”) loss	(32,603)	(72,677)	(215,065)	(149,546)
Unrealized gain (loss) on available-for-sale securities	1,487	(21)	2,382	99
Unrealized gain (loss) on cash flow hedges	(4,153)	3,309	3,789	(425)
Net investment hedge CTA gain (loss)	(34,721)	4,426	4,163	(5,963)
Net actuarial gain on defined benefit plans	7	124	21	266
Total other comprehensive loss, net of tax	(69,983)	(64,839)	(204,710)	(155,569)
Comprehensive income (loss), net of tax	$(18,533)	$(23,707)	$(139,660)	$21,474
See accompanying notes to condensed consolidated financial statements

EQUINIX, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net income	$65,050	$177,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	534,026	362,069
Stock-based compensation	115,730	98,575
Amortization of intangible assets	93,384	19,346
Amortization of debt issuance costs and debt discounts	13,709	11,557
Provision for allowance for doubtful accounts	6,541	4,187
Gains on asset sales	(33,187)	—
Gains on sale of discontinued operations	(4,242)	—
Impairment charges	7,698	—
Loss on debt extinguishment	10,499	—
Other items	13,378	11,162
Changes in operating assets and liabilities:
Accounts receivable	(72,807)	(42,002)
Income taxes, net	1,021	(84,523)
Accounts payable and accrued expenses	(11,526)	75,219
Other assets and liabilities	(22,004)	27,042
Net cash provided by operating activities	717,270	659,675
Cash flows from investing activities:
Purchases of investments	(31,736)	(338,440)
Sales of investments	41,796	826,486
Maturities of investments	—	35,431
Business acquisitions, net of cash acquired	(1,767,528)	(10,247)
Purchases of real estate	(28,118)	(38,282)
Purchases of other property, plant and equipment	(727,044)	(587,508)
Proceeds from sale of assets, net of cash transferred	828,197	—
Changes in restricted cash	444,736	(493,371)
Net cash used in investing activities	(1,239,697)	(605,931)
Cash flows from financing activities:
Proceeds from employee equity awards	34,143	29,855
Payment of dividends	(374,151)	(291,009)
Proceeds from loans payable	710,404	490,000
Repayment of capital lease and other financing obligations	(100,863)	(20,213)
Repayment of mortgage and loans payable	(986,465)	(529,447)
Debt extinguishment costs	(10,181)	—
Debt issuance costs	(11,751)	(617)
Excess tax benefits from stock-based compensation	1,465	1,663
Net cash used in financing activities	(737,399)	(319,768)
Effect of foreign currency exchange rates on cash and cash equivalents	22,658	(9,424)
Change in cash balances included in assets held for sale	(3,755)	—
Net decrease in cash and cash equivalents	(1,240,923)	(275,448)
Cash and cash equivalents at beginning of period	2,228,838	610,917
Cash and cash equivalents at end of period	$987,915	$335,469
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
Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Equinix and its subsidiaries, including the acquisitions of the Paris IBX Data Center from August 1, 2016, Telecity Group plc (“TelecityGroup”) from January 15, 2016, Bit-isle Inc. (“Bit-isle”) from November 2, 2015 and Nimbo Technologies Inc. (“Nimbo”) from January 14, 2015. All significant intercompany accounts and transactions have been eliminated in consolidation.
Income Taxes
The Company began operating as a real estate investment trust for federal income tax purposes ("REIT") effective January 1, 2015. In May 2015, the Company received a favorable private letter ruling from the U.S. Internal Revenue Service in connection with the Company’s conversion to a REIT for federal income tax purposes. As a result, the Company may deduct the distributions made to its stockholders from taxable income generated by the Company and its qualified REIT subsidiaries (“QRSs”). The Company’s dividends paid deduction generally eliminates the taxable income of the Company and its QRSs, resulting in no U.S. income tax due. However, the Company's taxable REIT subsidiaries (“TRSs”) have been and will continue to be subject to income taxes on any taxable income generated by them. In addition, the foreign operations of the Company will continue to be subject to local income taxes regardless of whether the foreign operations are operated as a QRS or a TRS.
The Company provides for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate is subject to change in the future due to various factors such as the operating performance of the Company, tax law changes and future business acquisitions.
The Company’s effective tax rates were 33.8% and 12.5% for the nine months ended September 30, 2016 and 2015, respectively. The increase in the effective tax rate for the nine months in 2016 as compared to the same period in 2015 is primarily due to a much lower profit before tax for the period, attributable to the non-tax deductible costs related to the TelecityGroup acquisition and an increase in valuation allowance.
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
Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
In October, 2016, Financial Accounting Standards Board ("FASB") has issued Accounting Standards Update ("ASU") No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. This ASU alters

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

how a decision maker needs to consider indirect interests in a variable interest entity (VIE) held through an entity under common control. Under this ASU, if a decision maker is required to evaluate whether it is the primary beneficiary of a VIE, it will need to consider only its proportionate indirect interest in the VIE held through a common control party. This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
In October 2016, FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires the recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU is effective for fiscal years and interim period within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on the classification of eight cash flow issues to reduce the existing diversification in practice, including (a) debt prepayment or debt extinguishment costs; (b) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (c) contingent consideration payments made after a business combination; (d) proceeds from settlement of insurance claims; (e) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (f) distributions received from equity method investees; (g) beneficial interests in securitization transactions; and (h) separately identifiable cash flows and application of the predominance principle. The ASU is effective for fiscal years and interim period within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2.Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods presented (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income:
Net income from continuing operations	$48,769	$41,132	$50,744	$177,043
Net income from discontinued operations	2,681	—	14,306	—
Net income	$51,450	$41,132	$65,050	$177,043

Weighted-average shares used to calculate basic EPS	71,190	57,082	69,689	56,894
Effect of dilutive securities:
Employee equity awards	718	626	700	627
Weighted-average shares used to calculate diluted EPS	71,908	57,708	70,389	57,521
Basic EPS:
Continuing operations	$0.69	$0.72	$0.73	$3.11
Discontinued operations	0.04	—	0.21	—
Basic EPS	$0.73	$0.72	$0.94	$3.11
Diluted EPS:
Continuing operations	$0.68	$0.71	$0.72	$3.08
Discontinued operations	0.04	—	0.20	—
Diluted EPS	$0.72	$0.71	$0.92	$3.08
The following table sets forth weighted-average outstanding potential shares of common stock that are not included in the diluted earnings per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Shares reserved for conversion of 4.75% convertible subordinated notes	—	1,970	1,193	1,956
Common stock related to employee equity awards	22	201	17	117
	22	2,171	1,210	2,073

3.	Acquisitions
Paris IBX Data Center Acquisition
On August 1, 2016, the Company completed the purchase of Digital Realty Trust, Inc.'s ("Digital Realty") operating business, including its real estate and facility, located in St. Denis, Paris for cash consideration of approximately €193,292,000 or $215,869,000 at the exchange rate in effect on August 1, 2016 (the "Paris IBX Data Center Acquisition"). A portion of the building was leased to the Company and was being used by the Company as its Paris 2 and Paris 3 data centers. The Paris 2 lease was accounted for as an operating lease and the Paris 3 lease was accounted for as a financing lease. Upon acquisition, the Company in effect terminated both leases. The Company settled the financing lease obligation of Paris 3 for €46,726,000 or approximately $52,219,000 and recognized a loss on debt extinguishment of €8,828,000 or approximately $9,894,000. The remainder of the building was leased to other tenants, which became the Company's tenants upon closing. The Paris IBX Data Center Acquisition constitutes a business

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

under the accounting standard for business combinations and as a result, the Paris IBX Data Center Acquisition was accounted for as a business combination using the acquisition method of accounting.
The Company included the incremental Paris IBX Data Center's results of operations from August 1, 2016 and the estimated fair value of assets acquired and liabilities assumed in its consolidated balance sheets beginning August 1, 2016. The Company incurred acquisition costs of approximately $10,962,000 during the three and nine months ended September 30, 2016 related to the Paris IBX Data Center Acquisition.
Purchase Price Allocation
Under the acquisition method of accounting, the total purchase price is allocated to the assets acquired and liabilities assumed measured at fair value on the date of acquisition. As of the date of this quarterly report, the Company has not completed the detailed valuation analysis to derive the fair value of the following items including, but not limited to property, plant and equipment, intangible assets and leasehold interests. Therefore, the allocation of the purchase price to acquired assets and liabilities is based on provisional estimates and is subject to continuing management analysis, with assistance of third party valuation advisers. The preliminary purchase price allocation, which excludes settlement of the Paris 3 financing obligations, was as follows (in thousands):

Cash and cash equivalent	$4,073
Accounts receivable	1,507
Other current assets	794
Property, plant, and equipment	138,568
Intangible assets	11,758
Goodwill	45,187
Other assets	82
Total assets acquired	201,969
Accounts payable and accrued liabilities	(2,044)
Other current liabilities	(2,798)
Deferred tax liabilities	(32,687)
Other liabilities	(790)
Net assets acquired	$163,650
The following table presents certain information on the acquired identifiable intangible assets (dollars in thousands):

Intangible assets	Fair value	Estimated useful lives (years)	Weighted-average estimated useful lives (years)
In-place leases	$7,485	0.9 - 9.4	4.3
Favorable leasehold interests	4,273	1.9 - 6.7	5.3
The fair value of in-place lease value may consist of a variety of components including, but not necessarily limited to: the value associated with avoiding the cost of originating the acquired in-place leases; the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed re-leasing period (i.e. real estate taxes, insurance and other operating expenses), the value associated with lost rental revenue from existing leases during the assumed re-leasing period; the value associated with avoided tenant improvement and leasing commission costs or other inducements to secure a tenant lease and the avoided costs for rent abatements or rent free periods. The fair value of favorable leases was estimated based on the income approach. The favorable leasehold interests were determined on a lease-by-lease basis by computing the net present value of the difference between the contractual amounts to be paid pursuant to the lease agreements and estimates of the fair market lease rates for the corresponding in place leases measured over remaining non-cancellable terms of the leases. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in the accounting standard for fair value measurements.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The fair value of the property, plant and equipment was estimated by applying the income approach or cost approach. The income approach is used to estimate fair value based on the income stream, such as cash flows or earnings that an asset can be expected to generate over its useful life. There are two primary methods of applying the income approach to determine the fair value of assets: the discounted cash flow method and the direct capitalization method. The key assumptions include the estimated earnings, discount rate and direct capitalization rate. The cost approach is to use the replacement or reproduction cost as an indicator of fair value. The premise of the cost approach is that a market participant would pay no more for an asset than the amount that the asset could be replaced or reproduced. The key assumptions of the cost approach include replacement cost, physical deterioration, functional and economic obsolescence, economic useful life, remaining useful life, age and effective age.
The incremental results of operations from Paris IBX Data Center Acquisition are not significant; therefore the Company does not present pro forma combined results of operations. For the three months ended September 30, 2016, the incremental revenues and net income recorded from the Paris IBX Data Center Acquisition were not significant to the Company’s consolidated statement of operations.
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
Under the terms of the acquisition, the Company acquired all outstanding shares of TelecityGroup and all vested equity awards of TelecityGroup at 572.5 pence in cash and 0.0336 new shares of Equinix common stock for a total purchase consideration of approximately £2,624,500,000 or approximately $3,743,587,000. In addition, the Company assumed $1,299,000 of vested TelecityGroup's employee equity awards as part of consideration transferred. The Company incurred acquisition costs of approximately $50,484,000 during the nine months ended September 30, 2016 related to the TelecityGroup acquisition.
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
The Company initially designated the legal entities acquired in the TelecityGroup acquisition as TRSs. As of September 30, 2016, the Company has integrated TelecityGroup Netherlands into the REIT structure through its merger with Equinix Netherlands.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Purchase Price Allocation
Under the acquisition method of accounting, the assets acquired and liabilities assumed in a business combination shall be measured at fair value at the date of the acquisition. As of the date of this quarterly report, the Company has not completed the detailed valuation analysis to derive the fair value of the following items including, but not limited to, intangible assets, accounting for lease contracts; asset retirement obligations; favorable leasehold interests; assets and liabilities held for sale, deferred revenue; property, plant and equipment; accruals and taxes. Therefore, the allocation of the purchase price to acquired assets and liabilities is based on provisional estimates and is subject to continuing management analysis, with assistance of third party valuation advisers. During the three months ended September 30, 2016, the Company updated the preliminary allocation of purchase price for TelecityGroup based on valuation analysis, which resulted in increases to intangible assets of $46,529,000 and capital lease and other financing obligations $37,449,000 and decreases in goodwill of $21,906,000, assets held for sale of $46,598,000and deferred tax liabilities of $21,048,000. The changes did not have a significant impact on the Company’s results from operations for the three and nine months ended September 30, 2016. The Company may adjust these amounts further as valuations are finalized and the Company obtains information necessary to complete the analyses, but no later than one year from the acquisition date.
As of the acquisition date, the preliminary allocation of the purchase price is as follows (in thousands):

Cash and cash equivalents	$73,368
Accounts receivable	24,042
Other current assets	41,079
Assets held for sale	867,917
Property, plant and equipment	1,058,583
Goodwill	2,216,173
Intangible assets	704,014
Deferred tax assets	1,198
Other assets	4,124
Total assets acquired	4,990,498
Accounts payable and accrued expenses	(90,589)
Accrued property, plant and equipment	(3,634)
Other current liabilities	(27,259)
Liabilities held for sale	(156,171)
Capital lease and other financing obligations	(162,359)
Mortgage and loans payable	(592,304)
Deferred tax liabilities	(177,715)
Other liabilities	(35,581)
Net assets acquired	$3,744,886
The preliminary purchase price allocation above, as of the acquisition date, includes acquired assets and liabilities that were classified by the Company as held for sale (Note 4).
The following table presents certain information on the acquired intangible assets (dollars in thousands):

Intangible assets	Fair value	Estimated useful lives (years)	Weighted-average estimated useful lives (years)
Customer relationships	$591,956	13.5	13.5
Trade names	72,033	1.5	1.5
Favorable leases	40,025	2.0 - 25.4	19.2

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
The fair value of the property, plant and equipment was estimated by applying the income approach or cost approach. The income approach is used to estimate fair value based on the income stream, such as cash flows or earnings that an asset can be expected to generate over its useful life. There are two primary methods of applying the income approach to determine the fair value of assets: the discounted cash flow method and the direct capitalization method. The key assumptions include the estimated earnings, discount rate and direct capitalization rate. The cost approach is to use the replacement or reproduction cost as an indicator of fair value. The premise of the cost approach is that a market participant would pay no more for an asset than the amount for which the asset could be replaced or reproduced. The key assumptions of the cost approach include replacement cost, physical deterioration, functional and economic obsolescence, economic useful life, remaining useful life, age and effective age.
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
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after the acquisition. Goodwill is not expected to be deductible for local tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. Goodwill recorded as a result of the TelecityGroup acquisition, except for the goodwill associated with asset held for sale, is attributable to the Company’s EMEA region. For the three months ended September 30, 2016, the Company's results of continuing operations include TelecityGroup revenues of $107,316,000 and net loss from continuing operations of $15,747,000. The Company's results of continuing operations include TelecityGroup revenues of $299,001,000 and net loss from continuing operations of $54,426,000 for the period January 15, 2016 through September 30, 2016.
Bit-isle Acquisition
On November 2, 2015, the Company completed a cash tender offer for approximately 97% of the equity instruments, including stock options, of Tokyo-based Bit-isle. The Company acquired the remaining outstanding equity instruments of Bit-isle in December 2015. The offer price was ¥922 per share, in an all cash transaction totaling approximately $275,367,000. The Company acquired Bit-isle to expand additional data centers in Japan for customers' future expansion needs.
On September 30, 2015, the Company entered into a term loan agreement (the “Bridge Term Loan Agreement”) with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”). Pursuant to the Bridge Term Loan Agreement, BTMU committed to provide a senior bridge loan facility (the “Bridge Term Loan”) in the amount of up to ¥47,500,000,000, or approximately $468,350,000 in U.S. dollars at the exchange rate in effect on September 30, 2016. Proceeds from the Bridge Term Loan were to be used exclusively for the acquisition of Bit-isle, the repayment of Bit-isle’s existing debt and transaction costs incurred in connection with the closing of the Bridge Term Loan and the acquisition of Bit-isle.
The Company included Bit-isle’s results of operations from November 2, 2015 and the estimated fair value of assets acquired and liabilities assumed in its consolidated balance sheets beginning November 2, 2015.
The Company has designated the legal entities acquired in the Bit-isle acquisition as TRSs.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after the acquisition. The goodwill is not expected to be deductible for local tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. Goodwill recorded as a result of the Bit-isle acquisition is attributable to the Company’s Asia-Pacific region. For the three and nine months ended September 30, 2016, the Company's results of continuing operations include Bit-isle revenues of $39,745,000 and $111,243,000, respectively, and Bit-isle net losses of $9,714,000 and $16,091,000, respectively.
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
Unaudited Pro Forma Combined Consolidated Financial Information
The following unaudited pro forma combined consolidated financial information has been prepared by the Company using the acquisition method of accounting to give effect to the TelecityGroup and Bit-isle acquisitions as though the acquisitions occurred on January 1, 2015. The Company completed the TelecityGroup acquisition on January 15, 2016. The operating results of TelecityGroup are included in the condensed consolidated statement of operations for the three months ended September 30, 2016. TelecityGroup's operating results for the period January 15, 2016 through September 30, 2016 are included in the condensed consolidated statement of operations for the nine months ended September 30, 2016. The pro forma effect for the period January 1 through January 14, 2016 was insignificant. The unaudited pro forma combined consolidated financial information reflects certain adjustments, such as additional depreciation, amortization and interest expense on assets and liabilities acquired.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table sets forth the unaudited pro forma consolidated combined results of operations for the three and nine months ended September 30, 2015 (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2015	2015
Revenues	$819,423	$2,387,117
Net income from continuing operations	61,243	153,488
Basic EPS	0.96	2.41
Diluted EPS	0.95	2.38
4. Assets Held for Sale
During the fourth quarter of 2015, the Company entered into an agreement to sell a parcel of land in San Jose, California and reported the San Jose land parcel as an asset held for sale in the accompanying consolidated balance sheet as of December 31, 2015. The sale was completed in February 2016.
In order to obtain the approval of the European Commission for the acquisition of TelecityGroup, the Company and TelecityGroup agreed to divest certain data centers, including the Company’s LD2 data center and certain data centers of TelecityGroup in the United Kingdom, Netherlands and Germany. The assets and liabilities of LD2, which were included within the EMEA operating segment, were classified as held for sale in the fourth quarter of 2015 and, therefore, the corresponding depreciation and amortization expense was ceased at that time. This divestiture was not presented as discontinued operations in the consolidated statements of operations, because it did not represent a strategic shift in the Company's business, as the Company continued operating similar businesses after the divestiture. The divestiture was completed on July 5, 2016 and the Company recognized a gain of $27,945,000 on the sale of the LD2 data center, which is included in gains on asset sales in the condensed consolidated statement of operations for the three and nine months ended September 30, 2016. The revenue and net income generated by LD2 during the three months ended September 30, 2016 were insignificant. During the three months ended September 30, 2015, LD2 generated revenue of $4,654,000 and net income of $2,040,000. During the nine months ended September 30, 2016, LD2 generated revenue of $6,116,000 and net income of $2,327,000. During the nine months ended September 30, 2015, LD2 generated revenue of $14,082,000 and net income of $5,920,000.
The acquisition of TelecityGroup closed on January 15, 2016. Accordingly, the assets and liabilities of the TelecityGroup data centers that were divested were included in assets and liabilities held for sale in the condensed consolidated balance sheet through July 5, 2016, the date the divestiture closed. The results of operations for the TelecityGroup data centers that were divested, as well as the gain on divestiture, were classified as discontinued operations from January 15, 2016, the date the acquisition closed, through July 5, 2016 (see Note 5).
In June 2016, the Company approved the divestiture of the solar power assets of Bit-isle. The assets and liabilities of the solar power assets that will be divested were included in assets and liabilities held for sale in the condensed consolidated balance sheet as of September 30, 2016. The revenue and net income generated by the solar power assets of Bit-isle during the three and nine months ended September 30, 2016 were insignificant.
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
During the three months ended September 30, 2016, the Company evaluated the recoverability of the carrying value of its assets held for sale. Based on the analysis, it was determined that due to the sales agreement signed in October 2016 (see Note 14), the Company would not recover the carrying value of certain assets. Accordingly, the Company recorded an impairment charge on other current assets of $7,698,000 at September 30, 2016, reducing the carrying value of such assets from $79,459,000 to the estimated fair value of $71,761,000.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table summarizes assets and liabilities that were classified in assets and liabilities held for sale as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Cash	$3,755	$—
Accounts receivable	784	2,222
Other current assets	71,761	408
Property, plant and equipment	17,819	23,533
Goodwill	—	5,000
Intangible assets	2,772	784
Other assets	32	1,310
Total assets held for sale	$96,923	$33,257

Accounts payable and accrued expenses	$(11,567)	$(654)
Accrued property, plant and equipment	—	(816)
Current portion of capital lease and other financing obligation	—	—
Other current liabilities	(42)	(435)
Capital lease and other financing obligations, less current portion	—	—
Other liabilities	(3,051)	(1,630)
Total liabilities held for sale	$(14,660)	$(3,535)

5.	Discontinued Operations
In order to obtain the approval of the European Commission for the acquisition of TelecityGroup, the Company and TelecityGroup agreed to divest certain data centers of TelecityGroup in the United Kingdom, Netherlands and Germany. Accounting guidance requires a business activity that, on acquisition, meets the criteria to be classified as held for sale be reported as a discontinued operation. On July 5, 2016, the Company completed the sale of these data centers and related assets to Digital Realty for approximately €304,564,000 and £376,171,000, or approximately $827,314,000 at the exchange rates in effect on July 5, 2016. The Company recognized a gain on sale of the TelecityGroup data centers in discontinued operations of $4,242,000. The results of operations for these data centers that were divested have been reported as net income from discontinued operations, net of tax, from January 15, 2016, the date of the acquisition, through July 5, 2016 in the Company's condensed consolidated statement of operations. The results of operations for these data centers during the three months ended September 30, 2016 were insignificant.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table presents the financial results of the Company's discontinued operations for the nine months ended September 30, 2016:

Nine months ended September 30,
Revenues	$48,782
Costs and operating expenses:
Cost of revenues	24,795
Sales and marketing	1,030
General and administrative	7,026
Total costs and operating expense	32,851
Income from operations of discontinued operations	15,931
Interest and other, net	(1,286)
Income from discontinued operations before income taxes	14,645
Income tax expense	(4,581)
Gain on sale of discontinued operations, net of income taxes	4,242
Income from discontinued operations, net of income taxes	$14,306
Net cash used in operating activities for discontinued operations was $5,259,000 and net cash provided by investing activities for discontinued operations was $730,603,000 for the nine-months ended September 30, 2016, including proceeds from the sale of TelecityGroup data centers.

6.	Derivatives and Hedging Activities
Derivatives Designated as Hedging Instruments
Net Investment Hedges. The Company is exposed to the impact of foreign exchange rate fluctuations on its investments in foreign subsidiaries whose functional currencies are other than the U.S. dollar. In order to mitigate the impact of foreign currency exchange rates, the Company has entered into various foreign currency loans which are designated as hedges against the Company's net investment in foreign subsidiaries. As of September 30, 2016 and December 31, 2015, the total principal amount of foreign currency loans, which were designated as net investment hedges, was $674,873,000 and $411,881,000, respectively. In March 2016, the Company began using foreign exchange forward contracts to hedge against the effect of foreign exchange rate fluctuations on a portion of its net investment in the foreign subsidiaries. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge, except the ineffective portion and forward points, are recorded as a component of other comprehensive income in the condensed consolidated balance sheet.
The Company recorded net foreign exchange gains of $5,542,000 and $44,426,000 in other comprehensive income (loss) for the three and nine months ended September 30, 2016, respectively. The Company recorded net foreign exchange gains of $4,426,000 and net foreign exchange losses of $5,963,000 in other comprehensive income (loss) for the three and nine months ended September 30, 2015, respectively. The Company recorded no ineffectiveness from its net investment hedges for the three and nine months ended September 30, 2016 and 2015.
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
As of September 30, 2016, the Company’s cash flow hedges had maturity dates ranging from October 2016 to September 2018 as follows (in thousands):

	Notional Amount	Fair Value (1)	Accumulated other comprehensive income (loss) (2) (3)
Derivative assets	$388,269	$25,353	$53,713
Derivative liabilities	167,706	(3,750)	(33,791)
	$555,975	$21,603	$19,922

(1)	All derivative assets related to cash flow hedges are included in the condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

(2)	Included in the condensed consolidated balance sheets within accumulated other comprehensive income (loss).

(3)
The Company recorded a net gain of $13,994 within accumulated other comprehensive income (loss) relating to cash flow hedges that will be reclassified to revenue and expenses as they mature in the next 12 months.

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

During the three months ended September 30, 2016 and 2015, the ineffective and excluded portions of cash flow hedges recognized in other income (expense) were not significant. During the three months ended September 30, 2016, the amount of net gains reclassified from accumulated other comprehensive income (loss) to revenue was $10,063,000 and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses was $4,987,000. During the three months ended September 30, 2015, the amount of net gains reclassified from accumulated other comprehensive income (loss) to revenue was $5,590,000 and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses were not significant.
During the nine months ended September 30, 2016 and 2015, the ineffective portions of cash flow hedges recognized in other income (expense) were not significant. During the nine months ended September 30, 2016, the amount of net gains reclassified from accumulated other comprehensive income (loss) to revenue was $22,671,000 and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses was $11,664,000. During the nine months ended September 30, 2015, the amount of net gains reclassified from accumulated other comprehensive income (loss) to revenue was $21,096,000 and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses was $4,167,000.
Derivatives Not Designated as Hedging Instruments

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Embedded Derivatives. The Company is deemed to have foreign currency forward contracts embedded in certain of the Company’s customer agreements that are priced in currencies different from the functional or local currencies of the parties involved. These embedded derivatives are separated from their host contracts and carried on the Company’s balance sheet at their fair value. The majority of these embedded derivatives arise as a result of the Company’s foreign subsidiaries pricing their customer contracts in the U.S. dollar. Gains and losses on these embedded derivatives are included within revenues in the Company’s condensed consolidated statements of operations. During the three months ended September 30, 2016 and 2015, gains (losses) associated with these embedded derivatives were not significant. During the nine months ended September 30, 2016, the losses associated with these embedded derivatives were $7,287,000. During the nine months ended September 30, 2015, gains (losses) associated with these embedded derivatives were not significant.
Economic Hedges of Embedded Derivatives. The Company uses foreign currency forward contracts to manage the foreign exchange risk associated with the Company’s customer agreements that are priced in currencies different from the functional or local currencies of the parties involved (“economic hedges of embedded derivatives”). Foreign currency forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. Gains and losses on these contracts are included in revenues along with gains and losses of the related embedded derivatives. The Company entered into various economic hedges of embedded derivatives during the three and nine months ended September 30, 2016 and 2015. During the three months ended September 30, 2016 and 2015, the gains (losses) associated with these contracts were not significant. During the nine months ended September 30, 2016, the gains associated with these contracts were $5,266,000. During the nine months ended September 30, 2015, the net losses from these contracts were $2,019,000.
Foreign Currency Forward and Option Contracts. The Company also uses foreign currency forward and option contracts to manage the foreign exchange risk associated with certain foreign currency-denominated monetary assets and liabilities. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of its foreign currency-denominated assets and liabilities change. Gains and losses on these contracts are included in other income (expense), net, along with foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward and option contracts. The Company entered into various foreign currency forward and option contracts during the three and nine months ended September 30, 2016 and 2015. During the three and nine months ended September 30, 2016, the Company recognized net gains of $3,169,000 and $44,649,000, respectively, associated with these contracts. During the three and nine months ended September 30, 2015, the Company recognized net gain of $12,776,000 and $10,315,000, respectively, associated with these contracts.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Offsetting Derivative Assets and Liabilities
The following table presents the fair value of derivative instruments recognized in the Company’s condensed consolidated balance sheets as of September 30, 2016 (in thousands):

	Gross Amounts	Gross amounts offset in the balance sheet	Net amounts (1)	Gross amounts not offset in the balance sheet (2)	Net
Assets:
Designated as hedging instruments:
Cash flow hedges
Foreign currency forward and option contracts	$25,353	$—	$25,353	$(3,385)	$21,968
Net Investment Hedges
Foreign currency forward contracts	60	—	60	—	60
	25,413	—	25,413	(3,385)	22,028
Not designated as hedging instruments:
Embedded derivatives	3,587	—	3,587	—	3,587
Economic hedges of embedded derivatives	234	—	234	(17)	217
Foreign currency forward contracts	70	—	70	—	70
	3,891	—	3,891	(17)	3,874
Additional netting benefit	—	—	—	(2,621)	(2,621)
	$29,304	$—	$29,304	$(6,023)	$23,281
Liabilities:
Designated as hedging instruments
Cash flow hedges
Foreign currency forward contracts	$3,750	$—	$3,750	$(3,385)	$365
Net Investment Hedges
Foreign currency forward contracts	—	—	—	—	—
	3,750	—	3,750	(3,385)	365
Not designated as hedging instruments:
Embedded derivatives	3,245	—	3,245	—	3,245
Economic hedges of embedded derivatives	75	—	75	(17)	58
Foreign currency forward contracts	3,210	—	3,210	—	3,210
	6,530	—	6,530	(17)	6,513
Additional netting benefit	—	—	—	(2,621)	(2,621)
	$10,280	$—	$10,280	$(6,023)	$4,257

(1)	As presented in the Company’s condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

7.	Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 were as follows (in thousands):

	Fair value at September 30, 2016	Fair value measurement using
		Level 1	Level 2
Assets:
Cash	$451,258	$451,258	$—
Money market and deposit accounts	533,496	533,496	—
Publicly traded equity securities	8,254	8,254	—
Certificates of deposit	10,386	—	10,386
Derivative instruments (1)	29,304	—	29,304
	$1,032,698	$993,008	$39,690
Liabilities:
Derivative instruments (1)	$10,280	$—	$10,280

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

The Company did not have any significant Level 3 financial assets or financial liabilities as of September 30, 2016 and December 31, 2015.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

8. Related Party Transactions
The Company has several significant stockholders and other related parties that are also customers and/or vendors. The Company's activity of related party transactions was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues	3,514	2,240	9,249	6,419
Costs and services	2,732	1,246	9,012	2,319

	September 30,
	2016	2015
Accounts Receivable	1,437	873
Accounts Payable	1,108	—
On February 10, 2016, the Company entered into a purchase and sale agreement to acquire land and a building ("CH5") from Prologis, L.P., with which it shares a common board member, for approximately $6.3 million. The purchase was completed on July 18, 2016. The transaction was accounted for as a business combination using the acquisition method of accounting. This transaction is considered a related party transaction but is not reflected in the related party data presented above.

9.	Leases
Capital Lease and Other Financing Obligations
Tokyo 5 ("TY5") Equipment Leases
In February 2016, the Company entered into a lease agreement for certain equipment in TY5 data center in Tokyo metro area. The lease was accounted for as a capital lease. Monthly payments under the equipment lease will be made through February 2032 at an effective interest rate of 6.33%. The total outstanding obligation under the equipment lease was approximately ¥3,074,947,000, or $30,319,000 in U.S. dollars at the exchange rate in effect as of September 30, 2016.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Maturities of Capital Lease and Other Financing Obligations
The Company’s capital lease and other financing obligations are summarized as follows (in thousands):

	Capital lease obligations	Other financing obligations (1)	Total
2016 (3 months remaining)	$20,611	$20,229	$40,840
2017	82,812	80,150	162,962
2018	82,957	76,065	159,022
2019	83,700	70,625	154,325
2020	83,710	69,529	153,239
Thereafter	918,792	764,347	1,683,139
Total minimum lease payments	1,272,582	1,080,945	2,353,527
Plus amount representing residual property value	—	517,957	517,957
Less amount representing interest	(566,825)	(766,084)	(1,332,909)
Present value of net minimum lease payments	705,757	832,818	1,538,575
Less current portion	(26,643)	(65,477)	(92,120)
	$679,114	$767,341	$1,446,455

(1)     Other financing obligations are primarily build-to-suit lease obligations.

10.	Debt Facilities
Mortgage and Loans Payable
The Company’s mortgage and loans payable consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Term loans	$1,069,965	$456,740
Bridge term loan	468,350	386,547
Revolving credit facility borrowings	—	325,622
Brazil financings	1,585	27,113
Mortgage payable and other loans payable	49,514	47,677
	1,589,414	1,243,699
Less amount representing debt discount and debt issuance cost	(14,015)	(2,681)
Plus amount representing mortgage premium	2,004	1,987
	1,577,403	1,243,005
Less current portion	(518,985)	(770,236)
	$1,058,418	$472,769
On September 30, 2016, the Company entered into a five year term loan agreement ("Term Loan Commitment") with the BTMU for ¥47,500,000,000 or approximately $468,350,000 at the exchange rate in effect on September 30, 2016. Loans made under the term loan commitment must be repaid in equal quarterly installments of ¥625,000,000, with the remaining ¥35,625,000,000 to be repaid in full on October 29, 2021. Borrowings under the Term Loan Commitment bear interest at the Tokyo Interbank Offered Rate for Japanese Yen, plus a margin of 1.5% per annum. As of September 30, 2016, the Company had no borrowings outstanding under Term Loan Commitment.
In June 2016, the Company prepaid and terminated its 2012 and 2013 Brazil financings. In connection with this prepayment, the Company paid 90,652,000 Brazilian Reals including principal, accrued interest and termination fees, or approximately

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

$28,298,000 at the exchange rate in effect as of June 30, 2016. The loss on debt extinguishment recognized in the condensed consolidated statements of operations was insignificant.
During the three months ended March 31, 2016, the Company repaid $325,622,000 of borrowings under its revolving credit facility. No borrowings were outstanding under the revolving credit facility as of September 30, 2016.
In February 2016, the Company borrowed the remaining ¥1,040,000,000, or approximately $10,254,000 at the exchange rate in effect on September 30, 2016, available under its Bridge Term Loan Agreement.
On January 15, 2016, the Company prepaid and terminated loans payable of TelecityGroup. In conjunction with the repayment of the loans payable, the Company incurred an insignificant amount of pre-payment penalties and interest rate swap termination costs, which were recorded as interest expense in the condensed consolidated statement of operations. See Note 3 for additional information.
On January 8, 2016, the Company borrowed the full amount of the $250,000,000 and £300,000,000 seven year term loan commitments made available to it under the second amendment to the Company's Senior Credit Facility. The $250,000,000 seven year term loan bears interest at 4.00% per annum and will be repaid in quarterly installments of $625,000 commencing on June 30, 2016 with the remaining $233,125,000 due on January 8, 2023. The £300,000,000 seven year term loan bears interest at 4.50% per annum and will be repaid in quarterly installments of £750,000 commencing on June 30, 2016 with the remaining £279,750,000 due on January 8, 2023. As of September 30, 2016, the Company had $248,750,000 and £298,500,000 outstanding term loan balances or a total of approximately $635,964,000 at the exchange rate in effect on September 30, 2016.
Convertible Debt
The Company’s convertible debt consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
4.75% convertible subordinated notes	$—	$150,082
Less amount representing debt discount and debt issuance cost	—	(3,961)
	$—	$146,121
4.75% Convertible Subordinated Notes
In April and June 2016, holders of the 4.75% convertible subordinated notes converted or redeemed a total of $150,082,000 of the principal amount of the notes for 1,981,662 shares of the Company’s common stock and $3,619,000 in cash, comprised of accrued interest, cash paid in lieu of fractional shares and principal redemption. In the Company’s consolidated statement of cash flows for the nine months ended September 30, 2016, the principal redemption and cash paid in lieu of issuing fractional shares to settle a portion of the principal amount were included within net cash provided by (used in) financing activities and the accrued interest paid was included within net cash provided by operating activities.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Senior Notes
The Company’s senior notes consisted of the following as of (in thousands):

	September 30, 2016	December 31, 2015
5.375% Senior Notes due 2023	$1,000,000	$1,000,000
5.375% Senior Notes due 2022	750,000	750,000
4.875% Senior Notes due 2020	500,000	500,000
5.75% Senior Notes due 2025	500,000	500,000
5.875% Senior Notes due 2026	1,100,000	1,100,000
	3,850,000	3,850,000
Less amount representing debt issuance cost	(40,668)	(45,366)
	$3,809,332	$3,804,634
Maturities of Debt Facilities
The following table sets forth maturities of the Company’s debt, including mortgage and loans payable and senior notes and excluding debt discounts as of September 30, 2016 (in thousands):

Year ending:
2016 (3 months remaining)	$481,048
2017	50,851
2018	50,945
2019	353,211
2020	510,024
Thereafter	3,995,339
$5,441,418
Fair Value of Debt Facilities
The following table sets forth the estimated fair values of the Company’s mortgage and loans payable, senior notes and convertible debt, including current maturities, as of (in thousands):

	September 30, 2016	December 31, 2015
Mortgage and loans payable	$1,589,087	$916,602
Convertible debt	—	151,997
Senior notes	4,088,117	3,954,000
Revolving credit line	—	325,617
 The Company has determined that the inputs used to value its debt facilities fall within Level 2 of the fair value hierarchy.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Interest Charges
The following table sets forth total interest costs incurred and total interest costs capitalized for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Interest expense	$92,200	$76,269	$293,395	$219,556
Interest capitalized	3,234	1,831	9,479	8,677
Interest charges incurred	$95,434	$78,100	$302,874	$228,233

11.	Commitments and Contingencies
Primarily as a result of the Company’s various IBX expansion projects, as of September 30, 2016, the Company was contractually committed for $474,579,000 of unaccrued capital expenditures, primarily for IBX infrastructure equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. In addition, the Company had numerous other non-capital purchase commitments in place as of September 30, 2016, such as commitments to purchase power in select locations through the remainder of 2016 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2016 and thereafter. Such other miscellaneous purchase commitments totaled $343,981,000 as of September 30, 2016.
The Company's tax filings in various jurisdictions are subject to examination by local tax authorities. The outcome of any examinations cannot be predicted with certainty. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations that would affect the adequacy of its tax accruals for each of the reporting periods. If any issues arising from the tax examinations are resolved in a manner inconsistent with the Company’s expectations, the revision of the estimates of the potential or actual liabilities could materially impact the financial position, results of operations, or cash flows of the Company.

12.	Stockholders' Equity
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	Balance as of December 31, 2015	Net Change	Balance as of September 30, 2016
Foreign currency translation adjustment (“CTA”) loss	$(523,709)	$(215,065)	$(738,774)
Unrealized gain on cash flow hedges	11,153	3,789	14,942
Unrealized gain (loss) on available-for-sale securities	(139)	2,382	2,243
Net investment hedge CTA gain	4,484	4,163	8,647
Net actuarial gain (loss) on defined benefit plans	(848)	21	(827)
	$(509,059)	$(204,710)	$(713,769)

Changes in foreign currency exchange rates can have a significant impact to the Company’s consolidated balance sheets (as evidenced above in the Company’s foreign currency translation gain or loss), as well as its consolidated results of operations, as amounts in foreign currencies generally translate into more U.S. dollars when the U.S. dollar weakens or fewer U.S. dollars when the U.S. dollar strengthens. As of September 30, 2016, the U.S. dollar was generally stronger relative to certain of the currencies of the foreign countries in which the Company operates. This overall strengthening of the U.S. dollar had an overall unfavorable impact on the Company’s consolidated financial position because the foreign denominations translated into fewer U.S. dollars as evidenced by an increase in foreign currency translation loss for the nine months ended September 30, 2016 as reflected in the

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

above table. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which the Company operates could have a significant impact on its consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.
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
On August 3, 2016, the Company declared a quarterly cash dividend of $1.75 per share, with a record date of August 24, 2016 and a payment date of September 14, 2016. The Company paid a total of $124,465,000 on September 14, 2016 for the third quarter cash dividend. In addition, the Company accrued an additional $2,498,000 in dividends payable for restricted stock units that have not yet vested.
Stock-Based Compensation
In the first half of 2016, the Compensation Committee and the Stock Award Committee of the Company’s Board of Directors approved the issuance of an aggregate of 530,068 shares of restricted stock units to certain employees, including executive officers, pursuant to the 2000 Equity Incentive Plan, as part of the Company’s annual refresh program. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $290.89 and a weighted-average requisite service period of 3.47 years. The valuation of restricted stock units with only a service condition or a service and performance condition requires no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of the Company’s stock price on the date of grant. The Company used revenue and adjusted funds from operations (“AFFO”) as the performance measurements in the restricted stock units with both service and performance conditions that were granted in February 2016 and 2015, whereby revenue and adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) were used as the performance measurements in prior years’ grants.
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
The following table presents, by operating expense category, the Company’s stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Cost of revenues	$3,316	$2,514	$9,754	$7,371
Sales and marketing	11,702	9,173	32,187	27,806
General and administrative	27,455	22,282	74,370	63,398
	$42,473	$33,969	$116,311	$98,575

13.	Segment Information
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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Adjusted EBITDA:
Americas	$202,131	$174,170	$581,619	$517,790
EMEA	121,468	81,403	366,412	236,967
Asia-Pacific	96,443	65,899	272,952	183,725
Total adjusted EBITDA	420,042	321,472	1,220,983	938,482
Depreciation, amortization and accretion expense	(215,370)	(133,268)	(631,242)	(384,068)
Stock-based compensation expense	(42,473)	(33,969)	(116,311)	(98,575)
Acquisition costs	(12,505)	(13,352)	(64,635)	(24,374)
Impairment charges	(7,698)	—	(7,698)	—
Gains on asset sales	27,945	—	33,187	—
Income from continuing operations	$169,941	$140,883	$434,284	$431,465

The Company also provides the following additional segment disclosures (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Total revenues:
Americas	$425,142	$382,630	$1,243,007	$1,118,046
EMEA	301,250	177,563	869,715	516,153
Asia-Pacific	198,284	126,456	556,620	361,206
	$924,676	$686,649	$2,669,342	$1,995,405
Total depreciation and amortization:
Americas	$81,724	$69,721	$236,385	$205,674
EMEA	79,292	32,851	237,846	86,991
Asia-Pacific	53,809	29,831	153,179	88,750
	$214,825	$132,403	$627,410	$381,415
Capital expenditures:
Americas	$147,328	$105,250	$346,817	$292,376
EMEA	79,585	39,816	223,440	124,299
Asia-Pacific	52,564	70,980	156,787	170,833
	$279,477	$216,046	$727,044	$587,508
The Company’s long-lived assets are located in the following geographic areas as of (in thousands):

	September 30, 2016	December 31, 2015
Americas	$3,273,748	$3,025,450
EMEA	2,400,057	1,157,304
Asia-Pacific	1,577,594	1,423,682
	$7,251,399	$5,606,436

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Revenue information on a services basis is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Colocation	$680,541	$511,652	$1,963,103	$1,489,807
Interconnection	135,489	110,568	391,683	316,887
Managed infrastructure	52,986	22,327	149,697	69,648
Other	8,478	2,174	21,876	6,727
Recurring revenues	877,494	646,721	2,526,359	1,883,069
Non-recurring revenues	47,182	39,928	142,983	112,336
	$924,676	$686,649	$2,669,342	$1,995,405
The following table presents the retrospective adjustments to the Company's revenue information on a services basis:

	Three months ended
	March 31, 2016	June 30, 2016
Colocation	$619,893	$662,669
Interconnection	123,954	132,240
Managed infrastructure	47,987	48,724
Other	5,260	8,138
Recurring revenues	797,094	851,771
Non-recurring revenues	47,062	48,739
	$844,156	$900,510
No single customer accounted for 10% or greater of the Company’s revenues for the three and nine months ended September 30, 2016 and 2015. No single customer accounted for 10% or greater of the Company’s gross accounts receivable as of September 30, 2016 and December 31, 2015.

14.	Subsequent Events
In October 2016, the Company drew down the full amount of the Term Loan Commitment of ¥47,500,000,000 or approximately $453,150,000 at the exchange rate in effect on October 31, 2016 and used it to repay its Bridge Term Loan that the Company entered into with BTMU in September 2015, in connection with the Bit-isle acquisition.
In October 2016, the Company entered into a Share Transfer Agreement for the transfer of common stock of Terra Power Co., Ltd., relating to the divestiture of the solar power assets of Bit-isle. The Company received ¥400,000,000 upon the closing of the transaction, or approximately $3,816,000 at the exchange rate in effect on October 31, 2016. In addition, the Company expects to receive remaining payments of ¥2,500,000,000 in November 2016 and ¥5,313,384,000 in March 2017, for a total of ¥7,813,384,000, or approximately $74,540,000 at the exchange rate in effect on October 31, 2016.
On November 2, 2016, the Company declared a quarterly cash dividend of $1.75 per share, which is payable on December 14, 2016 to the Company’s common stockholders of record as of the close of business on November 16, 2016.

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
Overview
In October 2016, as more fully described in Note 14 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we entered into a Share Transfer Agreement for the transfer of common stock of Terra Power Co., Ltd., relating to the divestiture of the solar power assets of Bit-isle. We received ¥400.0 million upon the closing of the transaction, or approximately $3.8 million at the exchange rate in effect on October 31, 2016. In addition, we will expect to receive remaining payments of ¥2.5 billion in November 2016 and ¥5.3 billion in March 2017, for a total of ¥7.8 billion, or approximately $74.5 million at the exchange rate in effect on October 31, 2016.
In September 2016, as more fully described in Note 10 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we entered into a five year term loan agreement with the Bank of Tokyo-Mitsubishi UFJ, LTd. ("BTMU") for ¥47.5 billion or approximately $468.4 million in U.S. dollars at the exchange rate in effect as of September 30, 2016. In September 2015, in connection with our acquisition of Bit-isle, we entered into a term loan agreement (the "Bridge Term Loan Agreement") with BTMU. BTMU was committed to provide a senior bridge loan facility (the "Bridge Term Loan") in the amount of up to ¥47.5 billion or $468.4 million in U.S. dollars at the exchange rate in effect as of September 30, 2016. In October 2016, we borrowed the full amount of the ¥47.5 billion made available to us from the term loan and repaid the Bridge Term Loan for a principal amount of ¥47.5 billion or approximately $453.2 million at the exchange rate in effect on October 31, 2016.
In April and June 2016, as more fully described in Note 10 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, holders of our 4.75% convertible subordinated notes converted or redeemed a total of $150.1 million of the principal amount of the notes for 1,981,662 shares of our common stock and $3.6 million in cash, comprised of accrued interest, cash paid in lieu of fractional shares and principal redemption. Upon maturity of our 4.75% convertible subordinated notes on June 15, 2016, we settled the related capped call transaction and received 380,779 shares of common stock, which was placed in treasury and resulted in a credit of $141.7 million to additional paid in capital based on the market price of $372.10 on June 15, 2016.
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
In January 2016, as more fully described in Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we agreed to divest eight data centers and related assets, including our London 2 data center ("LD2") in London, United Kingdom and seven data centers of TelecityGroup in order to obtain the approval of the European Commission for the acquisition of TelecityGroup. The results of operations for the seven TelecityGroup data centers were classified as net income from discontinued operations, net of tax, from January 15, 2016, the date of the acquisition, through July 5, 2016 in our condensed consolidated statement of operations. In July 2016, as more fully described in Note 4 and 5 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we completed the sale of these data centers and related assets to Digital Realty Trust, Inc. ("Digital Realty") for approximately $827.3 million at the exchange rate in effect on July 5, 2016. On August 1, 2016, we purchased Digital Realty’s operating business, including its real estate and facility, in St. Denis, Paris, where we already had an established presence with two International Business Exchange® ("IBX") data centers, for total cash consideration of approximately €193.3 million or $215.9 million at the exchange rate in effect on August 1, 2016 (the "Paris IBX Data Center Acquisition").
In January 2016, as more fully described in Note 10 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we borrowed the full amount of the $250.0 million and £300.0 million, or $431.3 million, made available to us under the second amendment to our Senior Credit Facility to fund the TelecityGroup acquisition.
Equinix provides global data center offerings that protect and connect the world’s most valued information assets. Global enterprises, financial services companies and content and network providers rely upon Equinix’s leading insight and data centers in 40 markets around the world for the safehousing of their critical IT equipment and the ability to directly connect to the networks that enable today’s information-driven economy. Equinix offers the following solutions: (i) premium data center colocation, (ii) interconnection and (iii) exchange and outsourced IT infrastructure services. As of September 30, 2016, we operated or had partner IBX data centers in Brazil, Canada and the United States in the Americas region; Bulgaria, Finland, France, Germany, Ireland, Italy, the Netherlands, Poland, Sweden, Switzerland, Turkey, the United Arab Emirates and the United Kingdom in the Europe, Middle East and Africa (“EMEA”) region; and Australia, China, Hong Kong, Indonesia, Japan and Singapore in the Asia-Pacific region.
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
Our utilization rate was approximately 81% as of September 30, 2016 and 2015; however, excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our utilization rate would have increased to approximately 83% as of September 30, 2016. Our utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.
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
Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during any given quarter of the past three years, more than half of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. During the three months ended September 30, 2016 and 2015, our largest customer accounted for approximately 3% of our recurring revenues. Our 50 largest customers accounted for approximately 36% and 37% of our recurring revenues for the three months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016 and 2015, our largest customer accounted for approximately 3% of our recurring revenues. Our 50 largest customers accounted for approximately 36% of our recurring revenues for the nine months ended September 30, 2016 and 2015, respectively.
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
Our Americas and EMEA revenues are derived primarily from colocation and related interconnection offerings, and our Asia-Pacific revenues are derived primarily from colocation, interconnection and managed infrastructure offerings.
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
Taxation as a Real Estate Investment Trust (“REIT”)
We began operating as a REIT for federal income tax purposes effective January 1, 2015. In May 2015, we received a favorable private letter ruling (“PLR”) from the U.S. Internal Revenue Service (“IRS”) in connection with our conversion to a REIT. As of September 30, 2016, our REIT structure includes all of our data center operations in the U.S., Canada, our historical data center operations in Europe and Japan, as well as the Dutch operations we acquired in the TelecityGroup acquisition. Our data center operations in other jurisdictions have initially been designated as taxable REIT subsidiaries (“TRSs”).
We have designated the legal entities acquired in the Bit-isle acquisition as TRSs, which we believe will not impact our qualification for taxation as a REIT. We plan to integrate the data center assets of the Bit-isle business into our REIT structure by the end of 2016.
We initially designated the legal entities acquired in the TelecityGroup acquisition as TRSs, which we believe will not impact our qualification for taxation as a REIT. As of September 30, 2016, we have integrated TelecityGroup Netherlands into our REIT structure through its merger with Equinix Netherlands. Additionally, we integrated the TelecityGroup business in Ireland, Sweden, and United Kingdom ("U.K."). into our REIT structure in October 2016. We plan to complete the REIT integration for the TelecityGroup business in France by the end of this year, and the majority of the remaining TelecityGroup business during the first half of 2017.
As a REIT, we generally are permitted to deduct from federal taxable income the dividends we pay to our stockholders (including, for this purpose, the value of any deemed distribution on account of adjustments to the conversion rate relating to our debt securities that were convertible into our common stock). The income represented by such dividends is not subject to federal taxation at the entity level but is taxed, if at all, at the stockholder level. Nevertheless, the income of our TRSs which hold our U.S. operations that may not be REIT-compliant, are subject, as applicable, to federal and state corporate income tax. Likewise, our foreign subsidiaries continue to be subject to foreign income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRSs or through qualified REIT subsidiaries (“QRSs”). We are also subject to a separate corporate income tax on gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a former C corporation (such as (i) an asset that we held as of the effective date of our REIT election, that is January 1, 2015 or (ii) an asset that we hold in a QRS following the liquidation or other conversion of a former TRS). This built-in-gains tax is generally applicable to any disposition of such an asset during the five-year period (or ten-year period for liquidation or other carryover transaction on or after August 8, 2016,) after the date we first owned the asset as a REIT asset (e.g., January 1, 2015 in the case of REIT assets we held at the time of our REIT conversion), to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset. If we fail to qualify for taxation as a REIT, we will be subject to federal income tax at regular corporate rates. Even if we remain qualified for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRSs' operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules and some may not follow them at all.
We began paying quarterly cash dividends in 2015 in connection with our conversion to a REIT. On March 23, 2016, June 15, 2016 and September 14, 2016, we paid quarterly cash dividends of $1.75 per share and on November 2, 2016, we declared a quarterly cash dividend of $1.75 per share, payable on December 14, 2016 to stockholders of record on November 16, 2016. We expect the amount of all 2016 quarterly distributions and the value of the deemed distributions on account of all the adjustments to the conversion rate relating to our matured 4.75% convertible subordinated notes that were made as a result of our first half 2016 distributions will equal or exceed the taxable income we will recognize in 2016.
We continue to monitor our REIT compliance to maintain our qualification for taxation as a REIT. For this and other reasons, as necessary we may convert certain of our data center operations in additional countries into the REIT structure in future periods.

Results of Operations
Our results of operations for the three months ended September 30, 2016 include the results of operations of Bit-isle and TelecityGroup from July 1, 2016, and the Paris IBX Data Center Acquisition from August 1, 2016. Our results of operations for the nine months ended September 30, 2016 include the results of operations of Bit-isle from January 1, 2016, the results of operations of TelecityGroup from January 15, 2016, and the results of the Paris IBX Data Center Acquisition from August 1, 2016.
Discontinued Operations
We present the results of operations associated with the TelecityGroup data centers that were divested in July 2016 as discontinued operations in our condensed consolidated statement of operations for the three and nine months ended September 30, 2016. We did not have any discontinued operations activity during 2015.
Three Months Ended September 30, 2016 and 2015
Revenues. Our revenues for the three months ended September 30, 2016 and 2015 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three months ended September 30,				% change
	2016	%	2015	%	Actual	Constant currency
Americas:
Recurring revenues	$404,462	44%	$360,687	53%	12%	12%
Non-recurring revenues	20,680	2%	21,943	3%	(6)%	(6)%
	425,142	46%	382,630	56%	11%	11%
EMEA:
Recurring revenues	286,190	31%	166,156	24%	72%	78%
Non-recurring revenues	15,060	2%	11,407	2%	32%	37%
	301,250	33%	177,563	26%	70%	75%
Asia-Pacific:
Recurring revenues	186,842	20%	119,878	17%	56%	50%
Non-recurring revenues	11,442	1%	6,578	1%	74%	65%
	198,284	21%	126,456	18%	57%	51%
Total:
Recurring revenues	877,494	95%	646,721	94%	36%	36%
Non-recurring revenues	47,182	5%	39,928	6%	18%	18%
	$924,676	100%	$686,649	100%	35%	35%
Americas Revenues. Our revenues from the U.S., the largest revenue contributor in the Americas region for the period, represented approximately 92% and 93%, respectively, of the regional revenues during the three months ended September 30, 2016 and 2015. Growth in Americas revenues was primarily due to (i) approximately $7.3 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Atlanta, Chicago, Dallas, Silicon Valley and Washington, D.C. metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended September 30, 2016, the U.S. dollar was generally weaker relative to the Canadian dollar and Brazilian real than during the three months ended September 30, 2015, resulting in approximately $2.2 million of net favorable foreign currency impact to our Americas revenues during the three months ended September 30, 2016 compared to average exchange rates of the three months ended September 30, 2015. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Dallas, New York, São Paulo, Silicon Valley and Washington D.C. metro areas, which are expected to open during the remainder of 2016 and 2017. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.
EMEA Revenues. Revenues for our EMEA region for the three months ended September 30, 2016 include $108.8 million of revenues attributable to TelecityGroup, which closed in January 2016, and the Paris IBX Data Center Acquisition, which closed in August 2016. After our acquisition of TelecityGroup, the U.K. continues to be our largest revenue contributor in the EMEA region, providing 31% of regional revenues for the three months ended September 30, 2016 compared to 38% of regional revenues for the three months ended September 30, 2015 without TelecityGroup. Our EMEA revenue growth was primarily due to (i) $108.8 million of revenues attributable to TelecityGroup and the Paris IBX Data Center Acquisition, (ii) approximately $25.1 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Frankfurt, Paris and Zurich metro areas and (iii) an increase in orders from both our existing customers and new customers during the period. During the three months ended September 30, 2016, the impact of foreign currency fluctuations resulted in approximately $10.3 million of net unfavorable foreign currency impact to our EMEA revenues primarily due to a generally stronger U.S. dollar relative to the British pound during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. We expect that our EMEA revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Amsterdam, Dublin, Frankfurt, Helsinki, Paris and Zurich metro areas, which are expected to open during the remainder of 2016 and 2017, our acquisition of TelecityGroup and the Paris IBX Data Center Acquisition, as well as our continued hedging efforts to help manage our exposure to foreign currency exchange rate fluctuations. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts as well as our acquisition of TelecityGroup and the Paris IBX Data Center Acquisition.
Asia-Pacific Revenues. Revenues for our Asia-Pacific region for the three months ended September 30, 2016 include $39.7 million of revenues attributable to Bit-isle, which closed in November 2015. After our acquisition of Bit-isle, Japan is our largest revenue contributor in the Asia-Pacific region, providing 36% of regional revenues, including Bit-isle, for the three months ended September 30, 2016 compared to 17% for the three months ended September 30, 2015 without Bit-isle. Excluding revenues attributable to Bit-isle, our revenues from Singapore, which was our largest revenue contributor in the Asia-Pacific region before we acquired Bit-isle, represented approximately 38% and 39%, respectively, of the regional revenues for the three months ended September 30, 2016 and 2015. Our Asia-Pacific revenue growth was primarily due to (i) $39.7 million of revenues attributable to Bit-isle, (ii) approximately $20.3 million of revenue generated from our recently-opened IBX data center expansions in the Hong Kong, Melbourne, Shanghai, Singapore, Sydney and Tokyo metro areas and (iii) an increase in orders from both our existing customers and new customers during the period. During the three months ended September 30, 2016, the U.S. dollar was generally weaker relative to the Australian dollar and Singapore dollar than during the three months ended September 30, 2015, resulting in approximately $7.2 million of net favorable foreign currency impact to our Asia-Pacific revenues during the three months ended September 30, 2016 compared to average exchange rates of the three months ended September 30, 2015. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX data centers and additional expansions currently taking place in the Hong Kong and Singapore metro areas, which are expected to open in 2017. Our estimates of future revenue growth take into account expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts as well as the impact of our acquisition of Bit-isle.
Cost of Revenues. Our cost of revenues for the three months ended September 30, 2016 and 2015 were split among the following geographic regions (dollars in thousands):

	Three months ended September 30,				% change
	2016	%	2015	%	Actual	Constant currency
Americas	$178,983	38%	$161,998	50%	10%	10%
EMEA	167,189	36%	92,893	28%	80%	84%
Asia-Pacific	124,130	26%	70,577	22%	76%	70%
Total	$470,302	100%	$325,468	100%	45%	44%

	Three months ended September 30,
	2016	2015
Cost of revenues as a percentage of revenues:
Americas	42%	42%
EMEA	55%	52%
Asia-Pacific	63%	56%
Total	51%	47%

Americas Cost of Revenues. Depreciation expense was $61.3 million and $53.9 million for the three months ended September 30, 2016 and 2015, respectively. The growth in depreciation expense was primarily due to our IBX expansion activity. In addition to the increase in depreciation expense, the increase in our Americas cost of revenues for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to (i) $5.5 million of higher office expense, utilities, repairs and maintenance, rent and facilities costs in support of our business growth and (ii) $2.2 million of higher costs associated with equipment resale and other services to support customer demand. During the three months ended September 30, 2016, the impact of foreign currency fluctuations to our Americas cost of revenues was not significant when compared to average exchange rates for the three months ended September 30, 2015. We expect Americas cost of revenues to increase as we continue to grow our business.
EMEA Cost of Revenues. Cost of revenues for our EMEA region for the three months ended September 30, 2016 includes $73.0 million of cost of revenues attributable to TelecityGroup, which closed in January 2016, and the Paris IBX Data Center Acquisition, which closed in August 2016. Excluding cost of revenues attributable to TelecityGroup and the Paris IBX Data Center Acquisition, EMEA cost of revenues was $94.2 million for the three months ended September 30, 2016 compared to $92.9 million for the three months ended September 30, 2015. Depreciation expense, excluding TelecityGroup and the Paris IBX Data Center Acquisition, was $25.0 million and $27.4 million for the three months ended September 30, 2016 and 2015, respectively. During the three months ended September 30, 2016, the impact of foreign currency fluctuations resulted in approximately $4.0 million of net favorable foreign currency impact to our EMEA cost of revenues primarily due to a generally stronger U.S. dollar relative to the British pound during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. We expect EMEA cost of revenues to increase as we continue to grow our business and as a result of our acquisitions of TelecityGroup and the Paris IBX data centers.
Asia-Pacific Cost of Revenues. Cost of revenues for our Asia-Pacific region for the three months ended September 30, 2016 includes $31.6 million of cost of revenues attributable to Bit-isle, which closed in November 2015. Excluding cost of revenues attributable to Bit-isle, Asia-Pacific cost of revenues was $92.5 million for the three months ended September 30, 2016 compared to $70.6 million for the three months ended September 30, 2015, primarily due to an increase in depreciation expense. Depreciation expense, excluding Bit-isle, was $38.8 million and $28.6 million for the three months ended September 30, 2016 and 2015, respectively. The growth in depreciation expense was primarily due to our IBX data center expansion activity. Excluding the impact of our acquisition of Bit-isle, the remaining increase in our Asia-Pacific cost of revenue was primarily due to (i) $9.3 million of higher utilities, repair and maintenance, rent and facility costs and (ii) $1.6 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (436 Asia-Pacific cost of revenues employees as of September 30, 2016 versus 374 as of September 30, 2015). During the three months ended September 30, 2016, the U.S. dollar was generally weaker relative to the Australian dollar and Singapore dollar than during the three months ended September 30, 2015, resulting in approximately $4.4 million of net unfavorable foreign currency impact to our Asia-Pacific cost of revenues during the three months ended September 30, 2016 compared to average exchange rates of the three months ended September 30, 2015. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business, including from the impact of our acquisition of Bit-isle.
Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended September 30, 2016 and 2015 were split among the following geographic regions (dollars in thousands):

	Three months ended September 30,				% change
	2016	%	2015	%	Actual	Constant currency
Americas	$56,119	51%	$53,575	64%	5%	4%
EMEA	36,703	33%	17,923	21%	105%	111%
Asia-Pacific	18,114	16%	12,211	15%	48%	44%
Total	$110,936	100%	$83,709	100%	33%	33%

	Three months ended September 30,
	2016	2015
Sales and marketing expenses as a percentage of revenues:
Americas	13%	14%
EMEA	12%	10%
Asia-Pacific	9%	10%
Total	12%	12%
Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to $2.8 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (545 Americas sales and marketing employees as of September 30, 2016 versus 480 as of September 30, 2015). During the three months ended September 30, 2016, the impact of foreign currency fluctuations to our Americas sales and marketing expenses was not significant when compared to average exchange rates during the three months ended September 30, 2015. Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts. We anticipate that we will continue to invest in Americas sales and marketing initiatives. As such, we expect our Americas sales and marketing expenses as a percentage of revenues to grow over the next year.
EMEA Sales and Marketing Expenses. Sales and marketing expenses for our EMEA region for the three months ended September 30, 2016 included $15.1 million attributable to TelecityGroup, which closed in January 2016. Excluding the impact of TelecityGroup, our EMEA sales and marketing expenses were $21.6 million for the three months ended September 30, 2016 compared to $17.9 million for the three months ended September 30, 2015. The increase was primarily due to $2.3 million of higher outside services consulting and compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (263 EMEA sales and marketing employees, excluding TelecityGroup employees, as of September 30, 2016 versus 219 as of September 30, 2015). For the three months ended September 30, 2016, the impact of foreign currency fluctuations to EMEA sales and marketing expenses was not significant when compared to the average exchange rates for the three months ended September 30, 2015. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts. We expect our EMEA sales and marketing expenses to increase as a result of the TelecityGroup acquisition. Although we anticipate that we will continue to invest in EMEA sales and marketing initiatives, including the integration of TelecityGroup, we believe our EMEA sales and marketing expenses as a percentage of revenues will ultimately decrease as we continue to grow our business.
Asia-Pacific Sales and Marketing Expenses. Sales and marketing expenses for our Asia-Pacific region for the three months ended September 30, 2016 included $4.2 million attributable to Bit-isle, which closed in November 2015. Excluding the impact of Bit-isle, our Asia-Pacific sales and marketing expenses did not materially change during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. For the three months ended September 30, 2016, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the three months ended September 30, 2015. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts. We expect our Asia-Pacific sales and marketing expenses to increase as a result of the Bit-isle acquisition. Although we anticipate that we will continue to invest in Asia-Pacific sales and marketing initiatives, including the integration of Bit-isle, we believe our Asia-Pacific sales and marketing expenses as a percentage of revenues will ultimately decrease as we continue to grow our business.
General and Administrative Expenses. Our general and administrative expenses for the three months ended September 30, 2016 and 2015 were split among the following geographic regions (dollars in thousands):

	Three months ended September 30,				% change
	2016	%	2015	%	Actual	Constant currency
Americas	$99,422	54%	$88,815	72%	12%	12%
EMEA	62,583	35%	22,737	18%	175%	188%
Asia-Pacific	19,234	11%	11,685	10%	65%	61%
Total	$181,239	100%	$123,237	100%	47%	49%

	Three months ended September 30,
	2016	2015
General and administrative expenses as a percentage of revenues:
Americas	23%	23%
EMEA	21%	13%
Asia-Pacific	10%	9%
Total	20%	18%
Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $4.0 million of higher depreciation expense associated with certain systems to improve our quote to order and billing processes and other systems to support the integration and growth of our business, (ii) $3.4 million of higher compensation costs, including general salaries, bonuses, stock-based compensation, and headcount growth (919 Americas general and administrative employees as of September 30, 2016 versus 787 as of September 30, 2015) and (iii) $2.5 million of higher office expense, rent and facilities, and outside services consulting costs also in line with our overall growth. During the three months ended September 30, 2016, the impact of foreign currency fluctuations to our Americas general and administrative expenses was not significant when compared to average exchange rates for the three months ended September 30, 2015. Over the last several years, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments into improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. Going forward, although we are carefully monitoring our spending, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including these investments in our back office systems and maintaining our REIT qualification; however, as a percentage of revenues, we generally expect them to decrease.
EMEA General and Administrative Expenses. General and administrative expenses for our EMEA region for the three months ended September 30, 2016 included $30.8 million attributable to TelecityGroup, which closed in January 2016, and the Paris IBX Data Center Acquisition, which closed in August 2016. Excluding the impact of TelecityGroup and the Paris IBX Data Center Acquisition, our EMEA general and administrative expenses were $31.8 million for the three months ended September 30, 2016 compared to $22.7 million for the three months ended September 30, 2015. Excluding the impact of TelecityGroup, the increase was primarily due to (i) $6.3 million of higher consulting and other professional services costs to support the integration of TelecityGroup and (ii) $3.7 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (527 EMEA general and administrative employees, excluding TelecityGroup employees, as of September 30, 2016 versus 405 as of September 30, 2015). During the three months ended September 30, 2016, the impact of foreign currency fluctuations resulted in approximately $2.9 million of net favorable foreign currency impact to our EMEA general and administrative expenses primarily due to a generally stronger U.S. dollar relative to the British pound during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Over the last several years, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth, as well as the integration of TelecityGroup; however, as a percentage of revenues, we generally expect them to decrease.
Asia-Pacific General and Administrative Expenses. General and administrative expenses for our Asia-Pacific region for the three months ended September 30, 2016 included $4.8 million attributable to Bit-isle, which closed in November 2015. Excluding the impact of Bit-isle, our Asia-Pacific general and administrative expenses were $14.4 million for the three months ended September 30, 2016 compared to $11.7 million for the three months ended September 30, 2015. Excluding the impact of Bit-isle, the increase was primarily due to $2.2 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (303 Asia-Pacific general and administrative employees, excluding Bit-isle employees, as of September 30, 2016 versus 257 as of September 30, 2015). For the three months ended September 30, 2016, the impact of foreign currency fluctuations to our Asia-Pacific general and administrative expenses was not significant when compared to average exchange rates of the three months ended September 30, 2015. Going forward, although we are carefully monitoring our spending, we expect Asia-Pacific general and administrative expenses to increase as a result of our acquisition and integration of Bit-isle and as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.
Acquisition Costs. During the three months ended September 30, 2016, we recorded acquisition costs totaling $12.5 million primarily in the EMEA region due to the Paris IBX Data Center Acquisition. During the three months ended September 30, 2015, we recorded acquisition costs totaling $13.4 million primarily in the EMEA region, which included $8.6 million as a result of a court ruling in connection with a historical acquisition.
Impairment Charges. During the three months ended September 30, 2016, we recorded impairment charges totaling $7.7 million in the Asia-Pacific region relating to assets held for sale. We did not have impairment charges during the three months ended September 30, 2015.
Gains on Asset Sales. During the three months ended September 30, 2016, we recorded a gain of $27.9 million on the sale of the LD2 data center in the EMEA region. We did not have any gains on asset sales during the three months ended September 30, 2015.
Income from Continuing Operations. Our income from continuing operations for the three months ended September 30, 2016 and 2015 were split among the following geographic regions (dollars in thousands):

	Three months ended September 30,				% change
	2016	%	2015	%	Actual	Constant currency
Americas	$89,004	53%	$81,914	58%	9%	8%
EMEA	51,829	30%	29,865	21%	74%	81%
Asia-Pacific	29,108	17%	29,104	21%	—%	(6)%
Total	$169,941	100%	$140,883	100%	21%	21%
Americas Income from Continuing Operations. The increase in our Americas income from continuing operations was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above, partially offset by higher cost of revenues and operating expenses as a percentage of revenues primarily attributable to higher compensation and other headcount related expenses to support our growth. The impact of foreign currency fluctuations on our Americas income from continuing operations for the three months ended September 30, 2016 was not significant when compared to average exchange rates of the three months ended September 30, 2015.
EMEA Income from Continuing Operations. The increase in our EMEA income from continuing operations was primarily due to higher revenue as a result of our acquisition of TelecityGroup, which closed in January 2016, our gains from asset sales, as well as our IBX data center expansion activity and organic growth as described above, partially offset by higher cost of revenues and operating expenses as a percentage of revenue primarily attributable to our acquisition of TelecityGroup as well as the increased depreciation and amortization created from the purchase accounting for TelecityGroup and the Paris IBX Data Center Acquisition. During the three months ended September 30, 2016, the impact of foreign currency fluctuations resulted in approximately $2.2 million of net unfavorable foreign currency impact to our EMEA income from continuing operations primarily due to a generally stronger U.S. dollar relative to the British pound during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.
Asia-Pacific Income from Continuing Operations. The increase in our Asia-Pacific income from continuing operations was primarily due to higher revenues as a result of our acquisition of Bit-isle, which closed in November 2015, as well as our IBX data center expansion activity and organic growth as described above, partially offset by the impairment charges, higher cost of revenues and operating expenses as a percentage of revenues primarily attributable to our acquisition of Bit-isle as well as higher compensation and other headcount related expenses and higher professional fees to support our growth. The impact of foreign currency fluctuations on our Asia-Pacific income from continuing operations for the three months ended September 30, 2016 was not significant when compared to average exchange rates of the three months ended September 30, 2015.
Interest Income. Interest income was $762,000 and $934,000, respectively, for the three months ended September 30, 2016 and 2015. The average annualized yield for the three months ended September 30, 2016 was 0.41% versus 0.59% for the three months ended September 30, 2015. We expect our interest income to remain at these low levels for the foreseeable future due to lower invested balances and a portfolio more weighted towards short-term U.S. government securities.
Interest Expense. Interest expense increased to $92.2 million for the three months ended September 30, 2016 from $76.3 million for the three months ended September 30, 2015. This increase in interest expense was primarily due to the impact of our $1.1 billion of senior notes issued in December 2015, $636.0 million outstanding in seven-year term loans we borrowed in January 2016 and $468.4 million of an outstanding bridge term loan we borrowed to finance our acquisition of Bit-isle, which closed in November 2015, as well as additional financings such as various capital lease and other financing obligations to support our expansion projects. During the three months ended September 30, 2016 and 2015, we capitalized $3.2 million and $1.8 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we recognize the full impact of our $1.1 billion senior notes offering in December 2015 and $636.0 million outstanding in seven-year term loans we borrowed in January 2016. We expect to incur additional indebtedness to support our growth and acquisition opportunities, such as the Bit-isle and TelecityGroup acquisitions, resulting in higher interest expense going forward.
Other Income (Expense). We recorded net income of $2.9 million and net expense of $12.8 million, respectively, of other income (expense), for the three months ended September 30, 2016 and 2015, primarily due to foreign currency exchange gains and losses during the periods.
Loss on debt extinguishment. During the three months ended September 30, 2016, we recorded a $9.9 million loss on debt extinguishment as a result of the settlement of the financing obligations for our Paris 3 IBX data center. We did not have loss on debt extinguishment during the three months ended September 30, 2015.
Income Taxes. Effective January 1, 2015, we have operated as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income taxes on our taxable income distributed to our stockholders. We intend to distribute and have distributed the entire taxable income generated by the operations of our REIT and its QRSs for the tax years ended December 31, 2016 and December 31, 2015, respectively. As such, no provision for U.S. income taxes for the REIT and its QRSs has been included in the accompanying condensed consolidated financial statements for the three months ended September 30, 2016 and 2015.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations, regardless of whether the foreign operations are operated as a QRS or TRS, were accrued, as necessary, for the three months ended September 30, 2016 and 2015.
For the three months ended September 30, 2016 and 2015, we recorded $22.8 million and $11.6 million of income tax expense, respectively. Our effective tax rates were 31.8% and 22.0%, respectively, for the three months ended September 30, 2016 and 2015. The increase in the effective tax rate for the three months ended September 30, 2016 as compared to the same period in 2015 is primarily due to the non-tax deductible cost related to the TelecityGroup acquisition and an increase in valuation allowance.
Income from Discontinued Operations. Our net income from discontinued operations was $2.7 million for the three months ended September 30, 2016. We did not have discontinued operations during the three months ended September 30, 2015.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gains on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to the most directly comparable generally accepted accounting principles in the United States of America ("GAAP") measure. Our adjusted EBITDA for the three months ended September 30, 2016 and 2015 was split among the following geographic regions (dollars in thousands):

	Three months ended September 30,				% change
	2016	%	2015	%	Actual	Constant currency
Americas	$202,131	48%	$174,170	54%	16%	16%
EMEA	121,468	29%	81,403	25%	49%	57%
Asia-Pacific	96,443	23%	65,899	21%	46%	41%
Total	$420,042	100%	$321,472	100%	31%	31%
Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. The impact of foreign currency fluctuations on our Americas adjusted EBITDA for the three months ended September 30, 2016 was not significant when compared to average exchange rates of the three months ended September 30, 2015.
EMEA Adjusted EBITDA. Adjusted EBITDA for our EMEA region includes $44.7 million of adjusted EBITDA attributable to our acquisition of TelecityGroup, which closed in January 2016, and the Paris IBX Data Center Acquisition, which closed in August 2016. Excluding adjusted EBITDA attributable to TelecityGroup and the Paris IBX Data Center Acquisition, the decrease in our EMEA adjusted EBITDA was primarily due to higher operating costs as result of our IBX data center expansion activity and organic growth as described above. During the three months ended September 30, 2016, the impact of foreign currency fluctuations resulted in approximately $6.4 million of net unfavorable foreign currency impact to our EMEA adjusted EBITDA primarily due to a generally stronger U.S. dollar relative to the British pound during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.
Asia-Pacific Adjusted EBITDA. Adjusted EBITDA for our Asia-Pacific region includes $13.1 million of adjusted EBITDA attributable to our acquisition of Bit-isle, which closed in November 2015. Excluding adjusted EBITDA attributable to Bit-isle, the increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. During the three months ended September 30, 2016, the U.S. dollar was generally weaker relative to the Australian dollar and Singapore dollar than during the three months ended September 30, 2015, resulting in approximately $3.8 million of net favorable foreign currency impact to our Asia-Pacific adjusted EBITDA during the three months ended September 30, 2016 compared to average exchange rates of the three months ended September 30, 2015.
Nine Months Ended September 30, 2016 and 2015
Revenues. Our revenues for the nine months ended September 30, 2016 and 2015 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Nine months ended September 30,				% change
	2016	%	2015	%	Actual	Constant currency
Americas:
Recurring revenues	$1,178,097	44%	$1,061,346	53%	11%	12%
Non-recurring revenues	64,910	2%	56,700	3%	14%	15%
	1,243,007	46%	1,118,046	56%	11%	12%
EMEA:
Recurring revenues	821,381	31%	479,643	24%	71%	75%
Non-recurring revenues	48,334	2%	36,510	2%	32%	35%
	869,715	33%	516,153	26%	68%	72%
Asia-Pacific:
Recurring revenues	526,881	20%	342,080	17%	54%	53%
Non-recurring revenues	29,739	1%	19,126	1%	55%	53%
	556,620	21%	361,206	18%	54%	53%
Total:
Recurring revenues	2,526,359	95%	1,883,069	94%	34%	35%
Non-recurring revenues	142,983	5%	112,336	6%	27%	28%
	$2,669,342	100%	$1,995,405	100%	34%	35%
Americas Revenues. Our revenues from the U.S., the largest revenue contributor in the Americas region for the period, represented approximately 93% of the regional revenues during the nine months ended September 30, 2016 and 2015. Growth in Americas revenues was primarily due to (i) approximately $19.5 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Dallas, Chicago, Silicon Valley and Washington, D.C. metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the nine months ended September 30, 2016, the U.S. dollar was generally stronger relative to the Canadian dollar and Brazilian real than during the nine months ended September 30, 2015, resulting in approximately $10.2 million of net unfavorable foreign currency impact to our Americas revenues during the nine months ended September 30, 2016 compared to average exchange rates during the nine months ended September 30, 2015. We expect that our Americas revenues will continue to grow in future periods as a result of continued growth in the recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Dallas, New York, São Paulo, Silicon Valley and Washington D.C. metro areas, which are expected to open during the remainder of 2016 and 2017. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts.
EMEA Revenues. Revenues for our EMEA region for the nine months ended September 30, 2016 include $300.4 million of revenues attributable to TelecityGroup, which closed in January 2016, and the Paris IBX Data Center Acquisition, which closed in August 2016. After our acquisition of TelecityGroup, the U.K. continues to be our largest revenue contributor in the EMEA region, providing 33% of regional revenues for the nine months ended September 30, 2016 compared to 38% of regional revenues for the nine months ended September 30, 2015 without TelecityGroup. Our EMEA revenue growth was primarily due to (i) $300.4 million of revenues attributable to TelecityGroup and the Paris IBX Data Center Acquisition, (ii) approximately $55.7 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Frankfurt, Paris and Zurich metro areas and (iii) an increase in orders from both our existing customers and new customers during the period. During the nine months ended September 30, 2016, the impact of foreign currency fluctuations resulted in approximately $19.0 million of net unfavorable foreign currency impact to our EMEA revenues primarily due to a generally stronger U.S. dollar relative to the British pound during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. We expect that our EMEA revenues will continue to grow in future periods as a result of continued growth in recently-opened IBX data centers or IBX data center expansions and additional expansions currently taking place in the Amsterdam, Dublin, Frankfurt, Helsinki, Paris and Zurich metro areas, which are expected to open during the remainder of 2016 and 2017, our acquisition of TelecityGroup, Paris IBX Data Center as well as our continued hedging efforts to help manage our exposure to foreign currency exchange rate fluctuations. Our estimates of future revenue growth take account of expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts as well as our acquisition of TelecityGroup and the Paris IBX Data Center Acquisition.
Asia-Pacific Revenues. Revenues for our Asia-Pacific region for the nine months ended September 30, 2016 include $111.2 million of revenues attributable to Bit-isle, which closed in November 2015. After our acquisition of Bit-isle, Japan is our largest revenue contributor in the Asia-Pacific region, providing 34% of regional revenues including Bit-isle for the nine months ended September 30, 2016 compared to 16% for the nine months ended September 30, 2015 without Bit-isle. Excluding revenues attributable to Bit-isle, our revenues from Singapore, which was our largest revenue contributor in the Asia-Pacific region before we acquired Bit-isle, represented approximately 38% and 39%, respectively, of the regional revenues for the nine months ended September 30, 2016 and 2015. Our Asia-Pacific revenue growth was primarily due to (i) $111.2 million of revenues attributable to Bit-isle, (ii) approximately $53.7 million of revenue generated from our recently-opened IBX data center expansions in the Hong Kong, Melbourne, Shanghai, Singapore, Sydney and Tokyo metro areas and (iii) an increase in orders from both our existing customers and new customers during the period. During the nine months ended September 30, 2016, the U.S. dollar was generally weaker relative to the Japanese Yen than during the nine months ended September 30, 2015, resulting in approximately $3.4 million of net favorable foreign currency impact to our Asia-Pacific revenues during the nine months ended September 30, 2016 when compared to average exchange rates during the nine months ended September 30, 2015. We expect that our Asia-Pacific revenues will continue to grow in future periods as a result of continued growth in these recently-opened IBX data centers and additional expansions currently taking place in the Hong Kong and Singapore metro areas, which are expected to open in 2017. Our estimates of future revenue growth take into account expected changes in recurring revenues attributed to customer bookings, customer churn or changes or amendments to customers’ contracts as well as the impact of our acquisition of Bit-isle.
Cost of Revenues. Our cost of revenues for the nine months ended September 30, 2016 and 2015 were split among the following geographic regions (dollars in thousands):

	Nine months ended September 30,				% change
	2016	%	2015	%	Actual	Constant currency
Americas	$520,123	38%	$470,257	50%	11%	12%
EMEA	488,920	36%	260,908	28%	87%	90%
Asia-Pacific	345,906	26%	208,373	22%	66%	64%
Total	$1,354,949	100%	$939,538	100%	44%	45%

	Nine months ended September 30,
	2016	2015
Cost of revenues as a percentage of revenues:
Americas	42%	42%
EMEA	56%	51%
Asia-Pacific	62%	58%
Total	51%	47%
Americas Cost of Revenues. Depreciation expense was $179.5 million and $161.7 million for the nine months ended September 30, 2016 and 2015, respectively. The growth in depreciation expense was primarily due to our IBX expansion activity. In addition to the increase in depreciation expense, the increase in our Americas cost of revenues for the nine months ended September 30,

2016 compared to the nine months ended September 30, 2015 was primarily due to (i) $17.2 million of higher utilities, rent and facilities costs, office expense, consulting, and repairs and maintenance in support of our business growth, (ii) $9.7 million of higher costs associated with equipment resales to support growth of our non-recurring revenues and (iii) $2.7 million of higher compensation costs, including sales compensation, general salaries, bonuses and stock-based compensation. During the nine months ended September 30, 2016, the impact of foreign currency fluctuations resulted in approximately $7.7 million of net favorable foreign currency impact to our Americas cost of revenues primarily due to a generally stronger U.S. dollar relative to the Brazilian real and Canadian dollar during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. We expect Americas cost of revenues to increase as we continue to grow our business.
EMEA Cost of Revenues. Cost of revenues for our EMEA region for the nine months ended September 30, 2016 includes $206.3 million of cost of revenues attributable to TelecityGroup, which closed in January 2016, and the Paris IBX Data Center Acquisition, which closed in August 2016. Excluding cost of revenues attributable to TelecityGroup and the Paris IBX Data Center Acquisition, EMEA cost of revenues was $282.6 million for the nine months ended September 30, 2016 compared to $260.9 million for the nine months ended September 30, 2015. Depreciation expense, excluding TelecityGroup and the Paris IBX Data Center Acquisition, was $77.1 million and $73.1 million for the nine months ended September 30, 2016 and 2015, respectively. The growth in depreciation expense was primarily due to our IBX data center expansion activity. Excluding the impact of TelecityGroup and the Paris IBX Data Center Acquisition, the remaining increase in our EMEA cost of revenues was primarily due to (i) $13.7 million of higher utilities, consulting, and repairs and maintenance costs in support of our business growth and (ii) $3.4 million of higher compensation costs, including sales compensation, general salaries, bonuses and stock-based compensation and headcount growth (625 EMEA cost of revenues employees as of September 30, 2016 versus 523 as of September 30, 2015). During the nine months ended September 30, 2016, the impact of foreign currency fluctuations resulted in approximately $7.5 million of net favorable foreign currency impact to our EMEA cost of revenues, primarily due to a generally stronger U.S. dollar relative to the British pound during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. We expect EMEA cost of revenues to increase as we continue to grow our business and as a result of our acquisitions of TelecityGroup and the Paris IBX data centers.
Asia-Pacific Cost of Revenues. Cost of revenues for our Asia-Pacific region for the nine months ended September 30, 2016 includes $88.9 million of cost of revenues attributable to Bit-isle, which closed in November 2015. Excluding cost of revenues attributable to Bit-isle, Asia-Pacific cost of revenues was $257.0 million for the nine months ended September 30, 2016 compared to $208.4 million for the nine months ended September 30, 2015. Depreciation expense, excluding Bit-isle, was $110.6 million and $85.0 million for the nine months ended September 30, 2016 and 2015, respectively. The growth in depreciation expense was primarily due to our IBX data center expansion activity. Excluding the impact of our acquisition of Bit-isle, the remaining increase in our Asia-Pacific cost of revenues was primarily due to (i) $19.0 million of higher utilities, rent, facility costs, consulting, and repairs and maintenance costs in support of our business growth and (ii) $3.4 million of higher compensation costs, including sales compensation, general salaries, bonuses and stock-based compensation and headcount growth (436 Asia-Pacific cost of revenues employees as of September 30, 2016 versus 374 as of September 30, 2015). During the nine months ended September 30, 2016, the U.S. dollar was generally weaker relative to the Japanese Yen than during the nine months ended September 30, 2015, resulting in approximately $3.5 million of net unfavorable foreign currency impact to our Asia-Pacific cost of revenues during the nine months ended September 30, 2016 when compared to average exchange rates during the nine months ended September 30, 2015. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business, including from the impact of our acquisition of Bit-isle.
Sales and Marketing Expenses. Our sales and marketing expenses for the nine months ended September 30, 2016 and 2015 were split among the following geographic regions (dollars in thousands):

	Nine months ended September 30,				% change
	2016	%	2015	%	Actual	Constant currency
Americas	$171,128	52%	$153,035	63%	12%	13%
EMEA	102,757	32%	53,003	22%	94%	98%
Asia-Pacific	51,473	16%	37,535	15%	37%	36%
Total	$325,358	100%	$243,573	100%	34%	35%

	Nine months ended September 30,
	2016	2015
Sales and marketing expenses as a percentage of revenues:
Americas	14%	14%
EMEA	12%	10%
Asia-Pacific	9%	10%
Total	12%	12%
Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to $12.6 million of higher compensation costs, including sales compensation, general salaries, bonuses and stock-based compensation and headcount growth (545 Americas sales and marketing employees as of September 30, 2016 versus 480 as of September 30, 2015) and $5.1 million of higher advertising, promotion, consulting and travel and entertainment expenses to support our growth. During the nine months ended September 30, 2016, the impact of foreign currency fluctuations to our Americas sales and marketing expenses was not significant when compared to average exchange rates during the nine months ended September 30, 2015. Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts. We anticipate that we will continue to invest in Americas sales and marketing initiatives. As such, we expect our Americas sales and marketing expenses as a percentage of revenues to grow over the next year.
EMEA Sales and Marketing Expenses. Sales and marketing expenses for our EMEA region for the nine months ended September 30, 2016 included $39.8 million attributable to TelecityGroup, which closed in January 2016. Excluding the impact of TelecityGroup, our EMEA sales and marketing expenses were $63.0 million for the nine months ended September 30, 2016 compared to $53.0 million for the nine months ended September 30, 2015. The increase was primarily due to (i) $5.3 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (263 EMEA sales and marketing employees, excluding TelecityGroup employees, as of September 30, 2016 versus 219 as of September 30, 2015) and (ii) $3.0 million of higher advertising, promotion, consulting, travel, recruiting and training expenses to support our growth. During the nine months ended September 30, 2016 the impact of foreign currency fluctuations resulted in approximately $2.2 million of net favorable foreign currency impact to our EMEA sales and marketing expenses primarily due to a generally stronger U.S. dollar relative to the British pound during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts. We expect our EMEA sales and marketing expenses to increase as a result of the TelecityGroup acquisition. Although we anticipate we will continue to invest in EMEA sales and marketing initiatives, including the integration of TelecityGroup, we believe our EMEA sales and marketing expenses as a percentage of revenues will ultimately decrease as we continue to grow our business.
Asia-Pacific Sales and Marketing Expenses. Sales and marketing expenses for our Asia-Pacific region for the nine months ended September 30, 2016 included $11.8 million attributable to Bit-isle, which closed in November 2015. Excluding the impact of Bit-isle, our Asia-Pacific sales and marketing expenses were $39.7 million for nine months ended September 30, 2016 compared to $37.5 million for the nine months ended September 30, 2015. The increase was primarily due to $3.0 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (202 Asia-Pacific sales and marketing employees, excluding Bit-isle employees, as of September 30, 2016 versus 173 as of September 30, 2015). For the nine months ended September 30, 2016, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates for the nine months ended September 30, 2015. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts. We expect our Asia-Pacific sales and marketing expenses to increase as a result of the Bit-isle acquisition. Although we anticipate that we will continue to invest in Asia-Pacific sales and marketing initiatives, including the integration of Bit-isle, we believe our Asia-Pacific sales and marketing expenses as a percentage of revenues will ultimately decrease as we continue to grow our business.
General and Administrative Expenses. Our general and administrative expenses for the nine months ended September 30, 2016 and 2015 were split among the following geographic regions (dollars in thousands):

	Nine months ended September 30,				% change
	2016	%	2015	%	Actual	Constant currency
Americas	$289,363	56%	$257,769	72%	12%	13%
EMEA	171,031	33%	65,191	18%	162%	169%
Asia-Pacific	55,211	11%	33,495	10%	65%	65%
Total	$515,605	100%	$356,455	100%	45%	46%

	Nine months ended September 30,
	2016	2015
General and administrative expenses as a percentage of revenues:
Americas	23%	23%
EMEA	20%	13%
Asia-Pacific	10%	9%
Total	19%	18%
Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $12.5 million of higher compensation costs, including general salaries, bonuses, stock-based compensation, and headcount growth (919 Americas general and administrative employees as of September 30, 2016 versus 787 as of September 30, 2015), (ii) $12.1 million of higher depreciation expense associated with certain systems to improve our quote to order and billing processes and other systems to support the integration and growth of our business and (iii) $5.4 million of higher office expense and outside services consulting costs also in line with our overall growth. During the nine months ended September 30, 2016, the impact of foreign currency fluctuations to our Americas general and administrative expenses was not significant when compared to average exchange rates for the nine months ended September 30, 2015. Over the last several years, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments into improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. Going forward, although we are carefully monitoring our spending, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including these investments in our back office systems and maintaining our REIT qualification; however, as a percentage of revenues, we generally expect them to decrease.
EMEA General and Administrative Expenses. General and administrative expenses for our EMEA region for the nine months ended September 30, 2016 included $71.5 million attributable to TelecityGroup, which closed in January 2016, and the Paris IBX Data Center Acquisition, which closed in August 2016. Excluding the impact of TelecityGroup, our EMEA general and administrative expenses were $99.5 million for the nine months ended September 30, 2016 compared to $65.2 million for the nine months ended September 30, 2015. Excluding the impact of TelecityGroup, the increase was primarily due to (i) $17.6 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (527 EMEA general and administrative employees, excluding TelecityGroup employees, as of September 30, 2016 versus 405 as of September 30, 2015) and (ii) $15.1 million of higher consulting services to support the integration of TelecityGroup. During the nine months ended September 30, 2016 the impact of foreign currency fluctuations resulted in approximately $4.6 million of net favorable foreign currency impact to our EMEA general and administrative expenses primarily due to a generally stronger U.S. dollar relative to the British pound during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Over the last several years, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth, as well as integration of TelecityGroup; however, as a percentage of revenues, we generally expect them to decrease.
Asia-Pacific General and Administrative Expenses. General and administrative expenses for our Asia-Pacific region for the nine months ended September 30, 2016 included $13.0 million attributable to Bit-isle, which closed in November 2015. Excluding the impact of Bit-isle, our Asia-Pacific general and administrative expenses were $42.2 million for the nine months ended September 30, 2016 compared to $33.5 million for the nine months ended September 30, 2015. Excluding the impact of Bit-isle, the increase was primarily due to $7.0 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (303 Asia-Pacific general and administrative employees, excluding Bit-isle employees, as of September 30, 2016 versus 257 as of September 30, 2015). For the nine months ended September 30, 2016, the impact of foreign currency fluctuations to our Asia-Pacific general and administrative expenses was not significant when compared to average exchange rates of the nine months ended September 30, 2015. Going forward, although we are carefully monitoring our spending, we expect Asia-Pacific general and administrative expenses to increase as a result of our acquisition and integration of Bit-isle and as we continue to scale our operations to support our growth; however, as a percentage of revenues, we generally expect them to decrease.
Acquisition Costs. During the nine months ended September 30, 2016, we recorded acquisition costs totaling $64.6 million primarily in the EMEA region due to the acquisitions of Telecity and the Paris IBX Data Center. During the nine months ended September 30, 2015, we recorded acquisition costs totaling $24.4 million primarily in the EMEA region, which included $8.6 million as a result of a court ruling in connection with a historical acquisition.
Impairment Charges. During the nine months ended September 30, 2016, we recorded impairment charges totaling $7.7 million in the Asia-Pacific region relating to assets held for sale. We did not have impairment charges during the nine months ended September 30, 2015.
Gains on Asset Sales. During the nine months ended September 30, 2016, we recorded a gain of asset sales of $33.2 million relating to the sales of the LD2 data center in the EMEA region and the San Jose land parcel in the Americas region. We did not have any gains on asset sales during the nine months ended September 30, 2015.
Income from Continuing Operations. Our income from continuing operations for the nine months ended September 30, 2016 and 2015 was split among the following geographic regions (dollars in thousands):

	Nine months ended September 30,				% change
	2016	%	2015	%	Actual	Constant currency
Americas	$264,643	61%	$241,033	56%	10%	10%
EMEA	73,506	17%	111,516	26%	(34)%	(30)%
Asia-Pacific	96,135	22%	78,916	18%	22%	23%
Total	$434,284	100%	$431,465	100%	1%	2%
Americas Income from Continuing Operations. The increase in our Americas income from continuing operations was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above as well as the gains recognized on the sale of the San Jose land parcel, partially offset by higher cost of revenues and operating expenses as a percentage of revenues primarily attributable to higher compensation and other headcount related expenses to support our growth. The impact of foreign currency fluctuations on our Americas income from continuing operations for the nine months ended September 30, 2016 was not significant when compared to average exchange rates of the nine months ended September 30, 2015.
EMEA Income from Continuing Operations. The decrease in our EMEA income from continuing operations was primarily due to acquisition and integration costs incurred in connection with our acquisition of TelecityGroup, which closed in January 2016, as well as the increased depreciation and amortization created from the purchase accounting for TelecityGroup and the Paris IBX Data Center Acquisition, partially offset by the gains recognized on the sale of the LD2 data center. During the nine months ended September 30, 2016, the impact of foreign currency fluctuations resulted in approximately $4.6 million of net unfavorable foreign currency impact to our EMEA income from continuing operations primarily due to a generally stronger U.S. dollar relative to the British pound during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
Asia-Pacific Income from Continuing Operations. The increase in our Asia-Pacific income from continuing operations was primarily due to higher revenues as a result of our acquisition of Bit-isle, which closed in November 2015, as well as our IBX data center expansion activity and organic growth as described above, partially offset by the impairment charges, higher cost of revenues and operating expenses as a percentage of revenues primarily attributable to our acquisition of Bit-isle as well as higher compensation and other headcount related expenses and higher professional fees to support our growth. The impact of foreign currency fluctuations on our Asia-Pacific income from continuing operations for the nine months ended September 30, 2016 was not significant when compared to average exchange rates of the nine months ended September 30, 2015.
Interest Income. Interest income was $2.5 million and $2.4 million, respectively, for the nine months ended September 30, 2016 and 2015. The average annualized yield for the nine months ended September 30, 2016 was 0.36% versus 0.38% for the nine months ended September 30, 2015. We expect our interest income to remain at these low levels for the foreseeable future due to lower invested balances and a portfolio more weighted towards short-term U.S. government securities.
Interest Expense. Interest expense increased to $293.4 million for the nine months ended September 30, 2016 from $219.6 million for the nine months ended September 30, 2015. This increase in interest expense was primarily due to the impact of our

$1.1 billion of senior notes issued in December 2015, $636.0 million outstanding in seven-year term loans we borrowed in January 2016 and $468.4 million of an outstanding bridge term loan we borrowed to finance our acquisition of Bit-isle, which closed in November 2015, as well as additional financings such as various capital lease and other financing obligations to support our expansion projects. During the nine months ended September 30, 2016 and 2015, we capitalized $9.5 million and $8.7 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we recognize the full impact of our $1.1 billion senior notes offering in December 2015, $636.0 million outstanding in seven year term loans we borrowed in January 2016. We expect to incur additional indebtedness to support our growth and acquisition opportunities, such as the Bit-isle and TelecityGroup acquisitions, resulting in higher interest expense going forward.
Other Income (Expense). We recorded net expense of $56.2 million and $12.0 million, respectively, of other income (expense), for the nine months ended September 30, 2016 and 2015, primarily due to foreign currency exchange gains and losses during the periods, including $63.5 million in foreign currency losses recognized in the first quarter of 2016 as a result of completing the acquisition of TelecityGroup.
Loss on debt extinguishment. During the nine months ended September 30, 2016, we recorded a $10.5 million of loss on debt extinguishment as a result of the settlement of the financing obligations for our Paris 3 IBX data center as well as the prepayment and termination of our 2012 and 2013 Brazil financings. We did not have a loss on debt extinguishment during the nine months ended September 30, 2015.
Income Taxes. Effective January 1, 2015, we have operated as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income taxes on our taxable income distributed to our stockholders. We intend to distribute and have distributed the entire taxable income generated by the operations of our REIT and its QRSs for the tax years ended December 31, 2016 and December 31, 2015, respectively. As such, no provision for U.S. income taxes for the REIT and its QRSs has been included in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2016 and 2015.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as a QRS or TRS were accrued, as necessary, for the nine months ended September 30, 2016 and 2015.
For the nine months ended September 30, 2016 and 2015, we recorded $26.0 million and $25.3 million of income tax expense, respectively. Our effective tax rates were 33.8% and 12.5%, respectively, for the nine months ended September 30, 2016 and 2015. The increase in the effective tax rate for the nine months in 2016 as compared to the same period in 2015 is primarily due to a much lower profit before tax for the period attributable to the non-tax deductible costs related to the TelecityGroup acquisition and an increase in valuation allowance.
Income from Discontinued Operations. Our net income from discontinued operations was $14.3 million for the nine months ended September 30, 2016. We did not have discontinued operations during the nine months ended September 30, 2015.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gains on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income. Our adjusted EBITDA for the nine months ended September 30, 2016 and 2015 was split among the following geographic regions (dollars in thousands):

	Nine months ended September 30,				% change
	2016	%	2015	%	Actual	Constant currency
Americas	$581,619	48%	$517,790	55%	12%	13%
EMEA	366,412	30%	236,967	25%	55%	59%
Asia-Pacific	272,952	22%	183,725	20%	49%	48%
Total	$1,220,983	100%	$938,482	100%	30%	31%
Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. During the nine months ended September 30, 2016, currency fluctuations resulted in approximately $3.4 million of net unfavorable foreign currency impact on our Americas adjusted EBITDA primarily due to the generally stronger U.S. dollar relative to the Brazilian real and Canadian dollar during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
EMEA Adjusted EBITDA. Adjusted EBITDA for our EMEA region includes $137.3 million of adjusted EBITDA attributable to our acquisition of TelecityGroup, which closed in January 2016, and the Paris IBX Data Center Acquisition, which closed in August 2016. Excluding adjusted EBITDA attributable to TelecityGroup and the Paris IBX Data Center Acquisition, the decrease in our EMEA adjusted EBITDA was primarily due to higher operating costs as result of our IBX data center expansion activity and organic growth as described above. During the nine months ended September 30, 2016, currency fluctuations resulted in approximately $10.1 million of net unfavorable foreign currency impact to our EMEA adjusted EBITDA primarily due to a generally stronger U.S. dollar relative to the British pound during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
Asia-Pacific Adjusted EBITDA. Adjusted EBITDA for our Asia-Pacific region includes $36.8 million of adjusted EBITDA attributable to our acquisition of Bit-isle, which closed in November 2015. Excluding adjusted EBITDA attributable to Bit-isle, the increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. The impact of foreign currency fluctuations on our Asia-Pacific EBITDA for the nine months ended September 30, 2016 was not significant when compared to average exchange rates of the nine months ended September 30, 2015.
Non-GAAP Financial Measures
We provide all information required in accordance with GAAP, but we believe that evaluating our ongoing operating results may be difficult if limited to reviewing only GAAP financial measures. Accordingly, we use non-GAAP financial measures to evaluate our operations.
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
Adjusted EBITDA
We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gains on asset sales as presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Income from continuing operations	$169,941	$140,883	$434,284	$431,465
Depreciation, amortization, and accretion expense	215,370	133,268	631,242	384,068
Stock-based compensation expense	42,473	33,969	116,311	98,575
Acquisition costs	12,505	13,352	64,635	24,374
Impairment charge	7,698	—	7,698	—
Gains on asset sales	(27,945)	—	(33,187)	—
Adjusted EBITDA	$420,042	$321,472	$1,220,983	$938,482
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

Our FFO and AFFO for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$51,450	$41,132	$65,050	$177,043
Adjustments:
Real estate depreciation and amortization	159,788	109,856	469,510	319,825
(Gain) loss on disposition of real estate property	(23,436)	182	(29,424)	803
Adjustments for FFO from unconsolidated joint ventures	29	27	85	84
NAREIT FFO attributable to common shareholders	$187,831	$151,197	$505,221	$497,755

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
NAREIT FFO attributable to common shareholders	$187,831	$151,197	$505,221	$497,755
Adjustments:
Installation revenue adjustment	4,612	8,527	15,373	29,655
Straight-line rent expense adjustment	2,686	1,251	5,714	6,469
Amortization of deferred financing costs	2,687	3,934	13,438	11,640
Stock-based compensation expense	42,474	33,969	116,312	98,575
Non-real estate depreciation expense	22,108	15,946	64,516	42,244
Amortization expense	32,929	6,601	93,384	19,346
Accretion expense	545	865	3,832	2,653
Recurring capital expenditures	(41,600)	(25,910)	(105,343)	(75,613)
Loss on debt extinguishment	9,894	—	10,499	—
Acquisition costs	12,505	13,352	64,635	24,374
Impairment charges	7,698	—	7,698	—
Income tax expense adjustment	2,501	643	3,612	(3,549)
Adjustments for AFFO from unconsolidated joint ventures	(10)	(14)	(31)	(44)
Net income from discontinued operations, net of tax	(2,681)	—	(14,306)	—
Adjusted Funds from Operations (AFFO) attributable to common shareholders	$284,179	$210,361	$784,554	$653,505

Our AFFO results have improved due to the improved operating results discussed earlier in “Results of Operations,” as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in “Overview.”

Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing expenses and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies such as the Brazilian real, British pound, Canadian dollar, Euro, Swiss franc, Australian dollar, Hong Kong dollar, Japanese yen, Singapore dollar and United Arab Emirates dirham. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities with functional currencies other than the U.S. dollar are converted into U.S. dollars at the exchange rates in effect for the comparable prior period rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the three months ended September 30, 2015 are used as exchange rates for the three months ended September 30, 2016 when comparing the three months ended September 30, 2016 with the three months ended September 30, 2015 and average rates in effect for the nine months ended September 30, 2015 are used as exchange rates for the nine months ended September 30, 2016 when comparing the nine months ended September 30, 2016 with the nine months ended September 30, 2015).
Liquidity and Capital Resources
As of September 30, 2016, our total indebtedness was comprised of debt and financing obligations totaling $7.0 billion consisting of (a) $3.9 billion of principal from our senior notes, (b) approximately $1.5 billion from our capital lease and other financing obligations, and (c) $1.6 billion of principal from our mortgage and loans payable (gross of discount and premium).
We believe we have sufficient cash and access to liquidity, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, payment of regular dividends and completion of our publicly-announced expansion projects. As of September 30, 2016, we had $1,003.4 million of cash, cash equivalents and short-term and long-term investments, of which approximately $534.9 million was held in the U.S. We believe that our current expansion activities can be funded with our cash and cash equivalents and investments. Besides our cash and investment portfolio, we have additional liquidity available to us from the $1.5 billion multi-currency revolving credit line.
As of September 30, 2016, we had 29 irrevocable letters of credit totaling $39.7 million issued and outstanding under the multi-currency revolving credit line; as a result, we had a total of approximately $1.5 billion of additional liquidity available to us under the multi-currency revolving credit line. Besides any further financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base, and have continued to experience relatively strong collections, if the current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity. Additionally, we may pursue additional expansion opportunities, primarily the build out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions. We are also now operating as a REIT and paying regular, recurring cash dividends. While we expect to fund these plans with our existing resources, additional financing, either debt or equity, may be required and if current market conditions were to deteriorate, we may be unable to secure additional financing or any such additional financing may only be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.
Sources and Uses of Cash

	Nine Months Ended September 30,
	2016	2015
	(dollars in thousands)
Net cash provided by operating activities	$717,270	$659,675
Net cash used in investing activities	(1,239,697)	(605,931)
Net cash used in financing activities	(737,399)	(319,768)

Operating Activities. The increase in net cash provided by operating activities was primarily due to improved operating results and favorable working capital activities such as decreased payments of certain accounts payable and accrued expenses, increased collections of customer receivables, and decreased income tax payments.
Investing Activities. The net cash used in investing activities for the nine months ended September 30, 2016 was primarily due to payment of $1,767.5 million for the acquisition of TelecityGroup and the Paris IBX Data Center and the remaining amounts due for Bit-isle shares. These payments were partially offset by $805.4 million net proceeds received from Digital Realty from the divestiture of certain data centers (see Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q) and the net release of $444.7 million of restricted cash that had been set aside primarily for the TelecityGroup acquisition. Other investing cash flows for the nine months ended September 30, 2016 included $727.0 million of capital expenditures primarily related to our expansion activity, purchase of real estate for $28.1 million and purchase of investments for $31.7 million, partially offset by proceeds from the sale of assets of $22.8 million and sales and maturities of investments for $41.8 million. The net cash used in investing activities for the nine months ended September 30, 2015 was primarily due to a $493.8 million increase in restricted cash in connection with our cash and share offer for TelecityGroup, $587.5 million of capital expenditures primarily as a result of expansion activity, $38.3 million for the purchases of land in San Jose, California and $338.4 million for purchases of investments, offset by sales and maturities of investments for $861.9 million.
Financing Activities. The net cash used in financing activities for the nine months ended September 30, 2016 was primarily due to repayments of loans of $986.5 million relating to loans assumed from TelecityGroup acquisition, our revolving credit facility and our Brazil financings facility; dividend distributions of $374.2 million and repayments of $100.9 million of capital lease and other financing obligations, partially offset by borrowings of $710.4 million under our U.S. dollar and Sterling Term loan B drawings and bridge term loan, and proceeds from employee equity awards of $34.1 million. The net cash used in financing activities for the nine months ended September 30, 2015 was primarily due to $529.4 million of repayments of U.S. dollar-denominated term loan and other mortgage and loan payments and $291.0 million of dividend distributions, partially offset by $490.0 million of proceeds from our term loan modification and $29.9 million of proceeds from employee equity awards. Going forward, we expect that our financing activities will consist primarily of repayment of our debt and additional financings needed to support expansion opportunities, additional acquisitions or joint ventures and the payment of our regular cash dividends.
Contractual Obligations and Off-Balance-Sheet Arrangements
We lease a majority of our IBX data centers and certain equipment under non-cancellable lease agreements expiring through 2065. The following represents our debt maturities, financings, leases and other contractual commitments as of September 30, 2016 (in thousands):

	2016 (3 months)	2017	2018	2019	2020	Thereafter	Total
Term loans (1)	$11,691	$46,764	$46,764	$349,555	$6,392	$608,800	$1,069,966
Interest (2)	64,373	117,280	116,297	115,327	98,233	23,771	535,281
Capital lease and other financing obligations (3)	40,840	162,962	159,022	154,325	153,239	1,683,139	2,353,527
Operating leases (4)	38,052	143,393	136,565	130,585	117,996	1,078,157	1,644,748
Other contractual commitments (5)	507,100	229,007	33,772	5,218	4,037	39,426	818,560
Asset retirement obligations (6)	—	10,881	5,652	13,396	3,675	69,438	103,042
	$662,056	$710,287	$498,072	$768,406	$383,572	$3,502,731	$6,525,124

(1)	Represents principal only.

(2)	Represents interest on mortgage payable, senior notes, term loans, Brazil financing and other loans payable based on their approximate interest rates as of September 30, 2016.

(3)	Represents principal and interest.

(4)	Represents minimum operating lease payments, excluding potential lease renewals.

(5)	Represents off-balance sheet arrangements. Other contractual commitments are described below.

(6)	Represents liability, net of future accretion expense.

In connection with certain of our leases and other contracts requiring deposits, we entered into 29 irrevocable letters of credit totaling $39.7 million, which reduces the availability under our multi-currency revolving credit line. These letters of credit were provided in lieu of cash deposits. If the landlords for these IBX leases decide to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the senior revolving credit line. These contingent commitments are not reflected in the table above.
We had accrued liabilities related to uncertain tax positions totaling approximately $46.0 million as of September 30, 2016. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.
Primarily as a result of our various IBX data center expansion projects, as of September 30, 2016, we were contractually committed for $474.6 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2016 and thereafter, is reflected in the table above as “other contractual commitments.”
We had other non-capital purchase commitments in place as of September 30, 2016, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2016 and beyond. Such other purchase commitments as of September 30, 2016, which total $344.0 million, are also reflected in the table above as “other contractual commitments.”
In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $516.7 million to $616.7 million, in addition to the $818.6 million in contractual commitments discussed above as of September 30, 2016, in our various IBX data center expansion projects during 2016 and thereafter in order to complete the work needed to open these IBX data centers. These non-contractual capital expenditures are not reflected in the table above. If we so choose, whether due to economic factors or other considerations, we could delay these non-contractual capital expenditure commitments to preserve liquidity.
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
We began operating as a REIT for federal income tax purposes effective January 1, 2015. In May 2015, we received a favorable PLR from the IRS in connection with our conversion to a REIT. As of September 30, 2016, our REIT structure includes all of our data center operations in the U.S., Canada, historical data center operations in Europe and Japan and our integrated TelecityGroup operations in the Netherlands. Additionally, we integrated the TelecityGroup operations in Ireland, Sweden, and U.K. into our REIT structure in October 2016. Our data center operations in other jurisdictions, as well as the non-integrated data center operations acquired in the TelecityGroup and Bit-isle acquisitions are designated as TRSs. As a REIT, we generally are permitted to deduct from federal taxable income the dividends we pay to our stockholders (including, for this purpose, the value of any deemed distribution on account of adjustments to the conversion rate relating to our outstanding debt securities that are convertible into our common stock). The income represented by such dividends is not subject to federal income taxation at the entity level but is taxed, if at all, at the stockholder level.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. U.S.

income taxes for the TRS entities located in the country and foreign income taxes for our foreign operations were accrued, as necessary, for the three and nine months ended September 30, 2016.
Recent Accounting Pronouncements
See Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk
While there have been no significant changes in our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the nine months ended September 30, 2016 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2015, fluctuations in foreign currency exchange rates have a direct impact on our consolidated financial position and results of operations during the nine months ended September 30, 2016. Continued strengthening or weakening of the U.S. dollar will continue to have a significant impact to us in future periods.
Excluding consideration from hedging contracts, an immediate 10% appreciation in current foreign exchange rates as of September 30, 2016 would have resulted in an increase of $150.4 million and $18.7 million in revenue and income from continuing operations before taxes for the nine months ended September 30, 2016. Excluding consideration from hedging contracts, an immediate 10% depreciation in current foreign exchange rates as of September 30, 2016 would have resulted in a decrease of $149.9 million and $21.6 million in revenue and income from continuing operations before taxes for the nine months ended September 30, 2016.
Interest Rate Risk
An immediate 10% increase or decrease in current interest rates from their position as of September 30, 2016 would not have a material impact on our debt obligations due to the fixed nature of the majority of our debt obligations. However, the interest expense associated with our senior credit facility, term loans, and bridge term loan, which bear interest at variable rates, could be affected. For every 100 basis point change in interest rates, our annual interest expense could increase or decrease by a total of approximately $5.0 million based on the total balance of our primary borrowings under the term loan A and B facilities and bridge term loan as of September 30, 2016. As of September 30, 2016, we had not employed any interest rate derivative products against our debt obligations. However, we may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.

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
(b) Changes in Internal Control over Financial Reporting. We completed the acquisition of TelecityGroup in the first quarter of 2016. We are evaluating changes to processes and other components of internal controls over financial reporting of TelecityGroup as part of the ongoing integration activities. There have not been any other changes in our internal control reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We believe that we will continue to integrate TelecityGroup’s assets and operations in a manner that will allow us to timely satisfy the REIT income, asset, and distribution tests applicable to us. However, the TelecityGroup integration is complicated due to the size of TelecityGroup and if we fail to timely satisfy such tests, we could jeopardize or lose our qualification for taxation as a REIT, particularly if we are ineligible to utilize relief provisions set forth in the Internal Revenue Code (the "Code").
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
We paid quarterly distributions in March, June, and September of 2016 and have declared a fourth quarterly distribution to be paid in December of 2016. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, the creation of reserves or required debt service or amortization payments.
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
The net income of our TRSs is not required to be distributed to us, and income that is not distributed to us generally is not subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our securities in our TRSs and other nonqualifying assets to exceed 25% of the fair market value of our assets or from and after our 2018 taxable year, causes (1) the fair market value of our securities in our TRSs to exceed 20% of the fair market value of our assets or (2) the fair market value of our securities in our TRSs and other nonqualifying assets to exceed 25% of the fair market value of our assets, then we will fail to remain qualified for taxation as a REIT.

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
Over the last several years, we have completed numerous acquisitions. We may make additional acquisitions in the future, which may include (i) acquisitions of businesses, products, services or technologies that we believe to be complementary, (ii) acquisitions of new IBX data centers or real estate for development of new IBX data centers or (iii) acquisitions through investments in local data center operators. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, including:

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
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining qualification for taxation as a REIT. As of September 30, 2016, our total indebtedness was approximately $7.0 billion, our stockholders’ equity was $4.6 billion and our cash and investments totaled $1.0 billion. In addition, as of September 30, 2016, we had approximately $1.5 billion of additional liquidity available to us from our $1.5 billion revolving credit facility. Some of our debt contains covenants which may limit our operating flexibility. In addition to our substantial debt, we lease a majority of our IBX data centers and certain equipment under non-cancellable lease agreements, the majority of which are accounted for as operating leases. As of September 30, 2016, our total minimum operating lease commitments under those lease agreements, excluding potential lease renewals, was approximately $1.6 billion, which represents off-balance sheet commitments.
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
We currently have IBX data centers and employees located in the UK and other European jurisdictions.  A referendum was held on June 23, 2016 in the UK to determine whether it should remain in or leave the European Union (the “EU”), the outcome of which was a vote in favor of leaving the EU (the “Brexit”). The Brexit has resulted in political and economic instability throughout Europe. There is considerable uncertainty surrounding the exit process, the extent of the UK’s future relationship with the EU, and the longer term impact of the Brexit on economic conditions in the UK and in the EU.   The ongoing instability and uncertainty surrounding the Brexit in the near term, and the final terms reached regarding the Brexit, could have an adverse impact on our business and employees in EMEA and could adversely affect our financial condition and results of operations.
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
The offerings we provide in each of our IBX data centers are subject to failure resulting from numerous factors, including:

•	human error;

•	equipment failure;

•	physical, electronic and cyber security breaches;

•	fire, earthquake, hurricane, flood, tornado and other natural disasters;

•	extreme temperatures;

•	water damage;

•	fiber cuts;

•	power loss;

•	terrorist acts;

•	sabotage and vandalism; and

•	failure of business partners who provide our resale products.
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
Some of our competitors may adopt aggressive pricing policies, especially if they are not highly leveraged or have lower return thresholds than we do. As a result, we may suffer from pricing pressure that would adversely affect our ability to generate revenues. Some of these competitors may also provide our target customers with additional benefits, including bundled communication services or cloud services, and may do so in a manner that is more attractive to our potential customers than obtaining space in our IBX data centers. Similarly, with growing acceptance of cloud-based technologies, we are at risk of losing customers that may decide to fully leverage cloud infrastructure offerings instead of managing their own. Competitors could also operate more successfully or form alliances to acquire significant market share.
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
Power outages, such as those relating to large storms, earthquakes and tsunamis, could harm our customers and our business. We attempt to limit our exposure to system downtime by using backup generators and power supplies; however, we may not be able to limit our exposure entirely even with these protections in place. Some of our IBX data centers are located in leased buildings where, depending upon the lease requirements and number of tenants involved, we may or may not control some or all of the infrastructure including generators and fuel tanks. As a result, in the event of a power outage, we may be dependent upon the landlord, as well as the utility company, to restore the power.
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
Our most recent evaluation of our controls resulted in our conclusion that, as of December 31, 2015, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth, through, for example, the acquisition and integration of TelecityGroup and Bit-isle and our overhaul of our back office systems that support customer experience from initial quote to customer billing and our revenue recognition process, will require us to further develop our controls and reporting systems and implement or amend new or existing controls and reporting systems in those areas where the implementation and integration is still ongoing. All of these changes to our financial systems and the implementation and integration of acquisitions create an increased risk of deficiencies in our internal controls over financial reporting. If, in the future, our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.
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
Our days sales outstanding (DSO) may be negatively impacted by acquisitions.
Historically, while our DSO results have fluctuated from time to time, we have generally experienced strong collections of our accounts receivables as evidenced by our prior DSO metrics. However, our DSO may be negatively impacted in integrating recent acquisitions into our processes and systems which may have a negative impact on our operating cash flows, liquidity and financial performance.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the U.S.
We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12 collectively, "Topic 606"). Topic 606, as amended, is effective for annual reporting periods beginning after December 15, 2017. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Both Topic 606 and ASU 2016-02 will replace the existing revenue and lease accounting standards, respectively. Although we are currently in the process of evaluating the impact of Topic 606 and ASU 2016-02 on our consolidated financial statements, these new standards could have could have a significant effect on our reported financial results, cause unexpected financial reporting fluctuations and require us to make costly changes to our operational processes and accounting systems. Thus, adoption of the standards could have a significant impact on our financial statements.
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
As of September 30, 2016, our accumulated deficit was $43.2 million. Although we have generated net income for each fiscal year since 2008, except for the year ended December 31, 2014, we are also currently investing heavily in our future growth through the build out of multiple additional IBX data centers and IBX data center expansions as well as acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as of May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/2015	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/2015	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/2015	2.3

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/2002	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/14/2011	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/11/2013	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	3/29/2016	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture for the 2020 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/2013	4.1

4.3	Form of 4.875% Senior Note due 2020 (see Exhibit 4.4)	8-K	3/5/2013	4.2

4.4	Indenture for the 2023 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/2013	4.3

4.5	Form of 5.375% Senior Note due 2023 (see Exhibit 4.6)

4.6	Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/2014	4.1

4.7	First Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/2014	4.2

4.8	Form of 5.375% Senior Note due 2022 (see Exhibit 4.9)

4.9	Second Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/2014	4.4

4.10	Form of 5.750% Senior Note due 2025 (see Exhibit 4.11)

4.11	Third Supplemental Indenture, dated as of December 4, 2015, between Equinix Inc. and U.S. Bank National Association, as trustee	8-K	12/4/2015	4.2

4.12	Form of 5.875% Senior Note due 2026 (See Exhibit 4.13)

4.13	Form of Registrant's Common Stock Certificate	10-K	12/31/2014	4.13

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.1**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.2**	2000 Equity Incentive Plan, as amended.	10-Q	3/31/2012	10.2

10.3**	2000 Director Option Plan, as amended.	10-K	12/31/2007	10.4

10.4**	2001 Supplemental Stock Plan, as amended.	10-K	12/31/2007	10.5

10.5**	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	10-Q	6/30/2014	10.5

10.6**	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/2008	10.31

10.7**	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/2008	10.32

10.8**	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/2008	10.33

10.9**	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/2008	10.35

10.10**	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company, Inc.	2/5/2007	10.9

10.11**	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30, 2010.	10-Q	9/30/2010	10.42

10.12**	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Meyers, Smith, Taylor and Van Camp.	10-K	12/31/2010	10.33

10.13**	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.	10-K	12/31/2010	10.34

10.14**	Offer Letter from Equinix, Inc. to Sara Baack dated July 31, 2012.	10-Q	3/31/2013	10.42

10.15**	Change in Control Severance Agreement by and between Sara Baack and Equinix, Inc. dated July 31, 2012.	10-Q	3/31/2013	10.44

10.16**	International Long-Term Assignment Letter by and between Equinix, Inc. and Eric Schwartz, dated May 21, 2013.	10-Q	6/30/2013	10.51

10.17**	Employment Agreement by and between Equinix (EMEA) B.V. and Eric Schwartz, dated as of August 7, 2013.	10-Q	9/30/2013	10.54

10.18**	Restricted Stock Unit Agreement dated August 14, 2013 for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	9/30/2013	10.55

10.19**	Offer Letter from Equinix, Inc. to Karl Strohmeyer dated October 28, 2013.	10-Q	3/31/2014	10.49

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.20**	Restricted Stock Unit Agreement for Karl Strohmeyer under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/2014	10.50

10.21**	Change in Control Severance Agreement by and between Karl Strohmeyer and Equinix, Inc. dated December 2, 2013.	10-Q	3/31/2014	10.51

10.22**	2014 Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/2014	10.52

10.23**	2014 Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/2014	10.53

10.24	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014	10-Q	9/30/2014	10.67

10.25	Credit Agreement, by and among Equinix, Inc., as borrower, Equinix LLC and Switch & Data LLC as guarantors, the Lenders (defined therein), Bank of America, N.A., as administrative agent, a Lender and L/C issuer, JPMorgan Chase Bank, N.A., and TD Securities (USA) LLC, as co-syndication agents, Barclays Bank PLC, Citibank, N.A., Royal Bank of Canada and ING Bank N.V., Singapore Branch, as Co-Documentation Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and TD Securities (USA) LLC, as joint lead arrangers and book runners, dated December 17, 2014.	10-K	12/31/2014	10.48

10.26**	2015 Form of Revenue/AFFO Restricted Stock Unit Agreement for executives.	10-Q	3/31/2015	10.50

10.27**	2015 Form of TSR Restricted Stock Unit Agreement for executives.	10-Q	3/31/2015	10.51

10.28**	2015 Form of Time-Based Restricted Stock Unit Agreement for executives.	10-Q	3/31/2015	10.52

10.29	First Amendment to Credit Agreement and first Amendment to Pledge and Security Agreement by and among Equinix, Inc., as borrower, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as administrative agent, dated April 30, 2015.	10-Q	9/30/2015	10.52

10.30	Bridge Credit Agreement dated as of May 28, 2015 among Equinix, Inc. as Borrower, Various Financial Institutions as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent. JPMorgan Securities LLC as sole Arranger and Bookrunner.	10-Q	6/30/2015	10.53

10.31	First Amendment to the Bridge Credit Agreement Dated as of May 28, 2015 as Amended on June 19, 2015 among Equinix, Inc., as Borrower, Various Financial Institutions as Lenders, and JP Morgan Chase Bank, N.A. as Administrative Agent. JPMorgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, CityGroup Global Markets Inc. and RBC Capital Markets, LLC as Lead Arrangers and Bookrunners and TD Securities (USA) LLC, ING Bank N.V., HSBC Securities (USA) Inc. and The Bank of Tokyo-Mitsubishi UFJ, LTD as Co-Managers	10-Q	6/30/2015	10.54

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.32	Term Loan Agreement dated as of September 30, 2015 among QAON G.K. and certain other direct and indirect subsidiaries of Equinix, Inc., as Borrowers, and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as Arranger and Lender.	10-Q	9/30/2015	10.55

10.33	First Amendment to Term Loan Agreement dated September 30, 2015 as amended October 26, 2015 and executed by and between QAON G.K., and certain other direct and indirect subsidiaries of Equinix, Inc., as Borrowers, and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as Arranger Lender.	10-Q	9/30/2015	10.56

10.34	Second Amendment to Credit Agreement by and among Equinix, Inc., as borrower, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as administrative agent, dated December 8, 2015.	10-K	12/31/2015	10.55

10.35**	Equinix, Inc. 2016 Incentive Plan	10-Q	3/31/2016	10.56

10.36**	2016 Form of Revenue/AFFO Restricted Stock Unit Agreement for executives.	10-Q	3/31/2016	10.57

10.37**	2016 Form of TSR Restricted Stock Unit Agreement for executives.	10-Q	3/31/2016	10.58

10.38**	2016 Form of Time-Based Restricted Stock Unit Agreement for executives.	10-Q	3/31/2016	10.59

10.39**	Restricted Stock Unit Award granted to John Hughes on February 25, 2016	10-Q	3/31/2016	10.60

10.40	Share Purchase Agreement with Digital Realty Trust, L.P., relating to the sale and purchase of shares in TelecityGroup UK LON Limited, Telecity Netherlands AMS01 AMS04 BV, Equinix Real Estate (TCY AMS04) B.V. and TelecityGroup Germany Fra2 GmbH, dated May 14, 2016.	10-Q	6/30/2016	10.55

10.41**	Letter Agreement dated June 9, 2016, by and between Equinix, Inc. and Eric Schwartz, amending his International Long Term Assignment letter dated May 21, 2013 and Employment Agreement with Equinix (EMEA) B.V. dated August 7, 2013.	10-Q	6/30/2016	10.56

10.42	Term Loan Agreement dated as of September 30, 2016 among Equinix Japan K.K. as Borrower, the Lenders (defined therein) and Bank of Tokyo-Mitsubishi UFJ, Ltd., as Arranger and Agent.				X

21.1	Subsidiaries of Equinix, Inc.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Document.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Document.				X

101.LAB	XBRL Taxonomy Extension Labels Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Document.				X

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

EQUINIX, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.
Date: November 4, 2016
	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.42	Term Loan Agreement dated as of September 30, 2016 among Equinix Japan K.K. as Borrower, the Lenders (defined therein) and Bank of Tokyo-Mitsubishi UFJ, Ltd., as Arranger and Agent.

21.1	Subsidiaries of Equinix, Inc.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Labels Document.

101.PRE	XBRL Taxonomy Extension Presentation Document.