Form 10-K
period 2016-12-31
EQUINIX INC
filed 2017-02-27
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Yes   ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $27.6 billion. As of February 24, 2017, a total of 71,637,322 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s 2017 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2016. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be a part of this report on Form 10-K.

EQUINIX, INC.
FORM 10-K
DECEMBER 31, 2016

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
Overview
Equinix, Inc. connects more than 8,500(1) companies directly to their customers and partners inside the world’s most interconnected data centers. Today, businesses leverage the Equinix interconnection platform in 41 strategic markets across the Americas, Asia-Pacific, and Europe, Middle East and Africa (EMEA). Equinix operates as a real estate investment trust ("REIT") for federal income tax purposes.
In September 2012, we announced that our Board of Directors approved a plan for Equinix to pursue conversion to a REIT. On December 23, 2014, our Board of Directors formally approved our conversion to a REIT effective on January 1, 2015. We implemented the REIT conversion in 2014, and began operating as a REIT for federal income tax purposes effective January 1, 2015. In May 2015, we received a favorable response to the private letter ruling (“PLR”) we had requested from the U.S. Internal Revenue Service (“IRS”) in connection with our REIT conversion for federal income tax purposes. Our REIT operations include almost all our data center operations in the U.S., Europe and Japan held through qualified REIT subsidiaries (“QRSs”). Our data center operations in other jurisdictions have been designated as taxable REIT subsidiaries (“TRSs”).
In January 2016, Equinix completed the acquisition of TelecityGroup, plc valued at approximately $3.7 billion. In December 2016, Equinix announced that it had signed a definitive agreement to purchase 24 new data center sites, consisting of 29 data centers across 15 metro areas, and their operations, from Verizon Communications Inc. ("Verizon") for $3.6 billion. This will be the 17th acquisition in our history and is consistent with our acquisition strategy of extending our platform to new markets and expanding our interconnection density. Organically, we continue to expand in key markets including the recent opening and expansion of six data centers on four continents: Sydney and Tokyo in 2016, and Abu Dhabi, Dubai, London, and São Paulo in Q1 2017.
Platform EquinixTM combines a global footprint of state-of-the-art International Business Exchange™ (IBX®) data centers, a variety of interconnection solutions, unique ecosystems and expert support. Together, these components accelerate business growth and opportunity for Equinix’s customers by securing their infrastructure and applications closer to their people, clouds, locations and data. This enables customers to improve performance with cost-effective and scalable interconnections, work with vendors to deploy new technologies, such as cloud computing, and collaborate with the widest variety of partners and customers to achieve their ambitions.
Equinix’s platform offers these unique value propositions to customers:

•	Global Data Centers

◦	A broad footprint of 150 IBX data centers in 21 countries on 5 continents, 14 million+ gross square feet globally.

◦	More than $13.5 billion of capital invested in capacity, new markets and acquisitions since 1998.

◦	Equinix delivered uptime of 99.9999% across its footprint in 2016.

•	Interconnection

◦	More than 1,400 networks and approximately 230,000+ cross connects in Equinix sites.

◦	Equinix provides less than 10 milliseconds latency to the majority of the global markets in North America, Europe, Latin America and Asia-Pacific.

____________________
(1) All metrics in this Annual Report on Form 10-K are as of December 31, 2016

◦
Equinix enables its customers to leverage an Interconnection Oriented ArchitectureTM (IOATM) strategy - a proven and repeatable engagement model that both enterprises and service providers can leverage to directly and securely connect people, locations, clouds and data - by deploying IT infrastructures on Platform EquinixTM.

•	Partners, Customers and Prospects

◦	Equinix sites house a blue-chip customer base of 8,500+ global businesses.

◦	These customers represent a who’s who of network, digital media, financial services, cloud/IT and enterprise leaders.

•	Opportunity

◦	Equinix data centers contain a dynamic marketplace for communications services, interconnecting businesses, networks, carriers and content providers to potential suppliers, customers and partners.

◦	More than 8,500+ potential partners to deploy world-class solutions.
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

•
Cloud and IT Services (Amazon Web Services, Box Inc., Google Cloud Platform, Carpathia Hosting Inc., NetApp, Microsoft Azure, Office 365, Salesforce.com, SoftLayer, Cisco Systems Inc., Oracle Cloud, Datapipe, CloudSigma, VMware vCloud Air, Workday, Inc.)

•	Content Providers (Brightroll, eBay, ContentBridge, DIRECTV, Hulu, LinkedIn, Netflix, Priceline.com)

•	Enterprise (Anheuser-Busch, InBev, Bechtel, BMC Software, Burger King Corporation, Caterpillar, Inc., CDM Smith, Chevron, GE, Harper Collins Publishers, Ingram Micro)

•	Financial Companies (ACTIV Financial, Bloomberg, Chicago Board Options Exchange, DirectEdge, Quantlab Financial, NASDAQ, OMX Group Inc., NYSE Technologies, Thomson Reuters)
Equinix generates revenue by providing colocation and related interconnection and managed IT infrastructure offerings on a global platform of 150 IBX data centers.

•	Colocation offerings include operations space, storage space, cabinets and power for customers’ colocation needs inside Equinix's IBX data centers.

•	Interconnection offerings include:

◦	Equinix Cloud Exchange™, which enables simultaneous, direct and secure connections to multiple clouds from a single port.

◦
Equinix Performance Hub™, which takes enterprise IT inside any one of our global data centers, bringing our customers closer to their end users for improved network reliability, performance and security.

◦	Equinix Data HubTM, which enables secure, compliant, efficient access to business-critical data and analytics wherever users are located around the globe.

•
Equinix also offers cross connects, as well as switch ports, on the Equinix Internet Exchange. These offerings provide scalable and reliable connectivity that allows customers to exchange traffic directly and securely with the service provider of their choice or with each other, creating a performance optimized business ecosystem for the exchange of data between strategic partners, and collaboration and innovation opportunities that were not previously possible.

•
Managed IT infrastructure services are offered in a few regional markets where customers typically have higher support needs. These services allow customers to leverage Equinix’s technical and local market expertise.

•
Equinix Professional Services guide customers though complex IT infrastructure changes and hybrid and multi-cloud deployments quickly and securely, while delivering continuous and reliable technical support. Equinix Professional Services for Cloud provides expert consulting to our customers to optimize cloud migrations, matching service providers and architectures to individual business needs.

The market for Equinix’s offerings has previously been served by large telecommunications carriers that have bundled their telecommunications and managed services with their colocation offerings. In addition, some Equinix customers, such as Microsoft, build and operate their own data centers for their large infrastructure deployments, called server farms. However, these customers rely upon Equinix IBX data centers for many of their critical interconnection relationships. The need for sizable, wholesale, outsourced data centers is also being addressed by providers that build large data centers to meet customer needs for standalone data centers. This is a different customer segment than Equinix serves.
The increasing cost and complexity of the power and cooling requirements of today’s data center equipment has enabled Equinix to attract many customers who have outgrown their existing data centers, or who have realized the benefits of a network-neutral model and the ability to create their own optimized business ecosystems for the exchange of data. Strategically, we will continue to look at attractive opportunities to expand our footprint and offerings. We will also continue to leverage our worldwide reach and depth to differentiate Equinix based upon our ability to support truly global customer requirements in all our markets.
Equinix is benefiting from a growth in demand for data center and interconnection offerings. Several factors contribute to this growth in demand, including:

•
The growth of “proximity communities” that rely on immediate physical colocation and interconnection with their strategic partners and customers, such as financial exchange ecosystems for electronic trading and settlement, media and content provider ecosystems, and ecosystems for real-time bidding and fulfillment of internet advertising.

•
The adoption of cloud computing technology services, including the growth of hybrid/multi-clouds, enterprise cloud service offerings such as Software-as-a-Service (SaaS), Infrastructure-as-a-Service (IaaS) and Platform-as-a-Service (PaaS) and security and disaster recovery services.

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

•
Significant increases in power and cooling requirements for today’s data center equipment. New generations of servers continue to concentrate processing capability and the associated power consumption and cooling load into smaller footprints, and many legacy-built data centers are unable to accommodate these new power and cooling demands. The high capital costs associated with building and maintaining “in-sourced” data centers creates an opportunity for capital savings by leveraging an outsourced colocation model.

Industry Background
The internet is a collection of numerous independent networks interconnected to form a network of networks. Users on different networks communicate with each other through interconnection between these networks. For example, when a person sends an email to someone who uses a different provider for his or her connectivity (e.g., Comcast versus Verizon), the email must pass from one network to the other to get to its final destination. Equinix provides a physical point at which that interconnection can occur.
To accommodate the rapid growth of internet traffic, an organized approach for network interconnection was needed. This was the start of the network era, when networks gained mutual advantage by exchanging data traffic on interoperable platforms. The exchange of traffic between these networks became known as peering. Peering is when networks trade traffic at relatively equal amounts and set up agreements to trade traffic, often at no charge to the other party. At first, government and nonprofit organizations established places where these networks could exchange traffic, or peer, with each other. These points were known as network access points, or NAPs. Over time, many NAPs became a natural extension of carrier services and were run by such companies as MFS (now a part of Verizon Business), Sprint, Ameritech and Pacific Bell (the latter two are now part of AT&T).
Ultimately, these NAPs were unable to scale with the growth of the internet, and the lack of “neutrality” by the carrier owners of these NAPs created a conflict of interest with the participants. This created a market need for network-neutral interconnection points that could accommodate the rapidly growing need to increase performance for enterprise and consumer users of the internet, especially with the rise of important content providers such as AOL, Microsoft, Yahoo! and others. In addition, the providers, as well as a growing number of enterprises, required a more secure and reliable solution for direct connection to a variety of telecommunications networks, as the importance of their internet operations continued to grow. These were the seeds of the connected era, when peering expanded exponentially among new players, and access to information anytime and anywhere became the norm.

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
The interconnection model has further evolved over the years to include new offerings, as the collaborative landscape of the interconnected era imposes new demands on connectivity. As enterprises become increasingly interdependent and cloud-enabled, they need real-time data exchange and reliable, instant connections between the various corners of any given digital ecosystem to compete. Starting with the peering and network communities, interconnection has been used for new network services, including carrier Ethernet, multiprotocol label switching (MPLS), virtual private networks (VPNs) and mobile services, in addition to traditional international private line and voice services. The industry is working to keep up with the rapid digital transformation of today's businesses, and it continues to evolve with a set of new offerings where interconnection is often used to solve the network-to-network and the cloud-to-cloud interconnection challenges.
In addition, the enterprise customer segment is also evolving. In the past, most enterprises opted to keep their data center requirements in-house. However, current trends are leading more enterprise chief information officers (CIOs) to either outsource their data center requirements, and/or extend their corporate wide area networks (WANs) into carrier-neutral colocation facilities. These trends include:
•globalization
•the proliferation of bandwidth intensive internet-facing applications and rich media content
•the need to provide access to cloud computing environments
•evolving Internet of Things (IoT) infrastructures
•business continuity and disaster recovery options
•tight corporate IT budgets
Industry analysts forecast the compound annual growth rate of the global carrier neutral colocation market to be approximately 8% between 2016 and 2020.
Equinix Value Proposition
More than 8,500 companies, including a diversified mix of cloud and IT service providers, content providers, enterprises, financial companies, and network and mobile service providers, currently operate within Equinix IBX data centers. These companies derive specific value from the following elements of the Equinix service offering:

•
Interconnection leadership: The digital economy’s demands for fast, secure business collaboration puts the interconnection inside Equinix at a premium. Equinix accelerates business performance by connecting companies to their customers, employees, and partners inside the world's most interconnected data centers. Equinix is the global interconnection platform for the world's leading businesses from a broad range of industries, including cloud, networks, finance, and media and entertainment. Inside Equinix, customers can interconnect across industries with the speed, security, reliability and scalability needed to compete and grow. Equinix is where opportunity connects.

•
Cloud access and expertise: Equinix is home to 2,500+ cloud and IT service providers and a variety of secure routes to the efficiencies, performance and cost-savings of the cloud. Equinix Cloud Exchange offers on-demand access to multiple cloud providers from multiple networks, enabling customers to design scalable cloud services tailored to their needs at a given moment. Equinix Professional Services for Cloud experts enable our customers to successfully deploy a mix of private, public, hybrid and multi-cloud environments to best fit their business and customer requirements.

•	Comprehensive global solution: With 150 IBX data centers in 41 markets in the Americas, EMEA and Asia-Pacific, Equinix offers a consistent global solution.

•
Premium data centers and expertise: Equinix IBX data centers feature advanced design, security, power and cooling elements to provide customers with industry-leading reliability, including average uptime of 99.9999% globally in 2016. While others in the market have business models that include additional offerings, Equinix is focused on colocation and interconnection as our core competencies. Equinix Professional Services offers practical guidance and proven solutions to help you optimize and future-proof your data center architecture.

•
Dynamic business ecosystems: Equinix’s network- and cloud-neutral model has enabled us to attract a critical mass of networks and cloud and IT services providers, and that, in turn, attracts other businesses seeking to interconnect within a single location. This ecosystem model reduces costs and optimizes the performance of data exchange, compared to connecting to multiple partners in disparate locations. As Equinix grows and attracts an ever-more diversified base of customers, the value of Equinix’s IBX data center offering increases.

•
Improved economics: Customers seeking to outsource their data center operations rather than build their own capital-intensive data centers enjoy significant capital cost savings. Customers also benefit from improved economics because of the broad access to networks and clouds that Equinix provides. Rather than purchasing costly local loops from multiple transit providers, customers can connect directly to more than 1,400 networks and 2,500 cloud and IT service providers inside Equinix’s IBX data centers. According to a recent Forrester Total Economic ImpactTM of Equinix Interconnection Solutions report, an enterprise that leverages Equinix colocation and interconnection solutions and services could realize a 300% return on investment in three years (risk-adjusted results), with a 4.2 months payback.

•
Leading interconnection insight: After more than 18 years in the industry, Equinix has a specialized staff of industry experts, professional services specialists and solutions architects who helped build and shape the interconnection infrastructure of the internet, and who are now positioned to do the same for digital businesses. This specialization and industry knowledge base offers customers unique expertise and the competitive advantage needed to compete in the global digital economy.

•
Lasting sustainability: Energy efficiency and environmental sustainability are part of everything we do, whether we're building new data centers or upgrading existing facilities. We have committed to design, build and operate our data centers with high energy efficiency standards, and we have a long term goal of using 100% clean and renewable energy across our global platform.

Our Strategy
Our objective is to expand our global leadership position as the premier network- and cloud-neutral data center platform for enterprises, cloud and IT services providers, media and content companies, financial services firms, IoT providers, and network and mobile services providers. The following are key components of our strategy:
Improve customer performance through interconnection.  To succeed in today’s digital economy, enterprises around the globe must adopt interconnected, on-demand digital IT architectures. The business connections forged in Equinix data centers through the power of interconnection are vital to accelerating our customers' businesses. To help companies understand, deploy and benefit from interconnection, Equinix created a blueprint for becoming an interconnected enterprise - the Interconnection Oriented ArchitectureTM (IOATM). Based on work with more than 170 Fortune 500 customers, an IOA is a proven and repeatable engagement model that both enterprises and solution providers can leverage to directly and securely connect people, locations, clouds and data. An IOA strategy shifts the fundamental IT delivery architecture from siloed and centralized to interconnected and distributed. Since the introduction of its IOA strategy, Equinix has created an "IOA Playbook" and "IOA Knowledge Base," which were developed from our aggregated learnings across more than 600 Equinix customer (enterprise and service provider) deployments. These tools are offered online at no charge to any organization and provide four fundamental, repeatable steps that organizations can take to deploy an IOA strategy across common digital workloads and offer application blueprints for networks, security, data and applications.
When combined with Equinix's critical mass of premier network and cloud providers and content companies, the increasing rate of adoption of an IOA strategy by the world's enterprise companies enables Equinix to extend its leadership as one of the core interconnection hubs of the information-driven, digital world. The density of providers inside Equinix is a key selling point for companies looking to connect with a diverse set of networks and deliver the best connectivity to their end customers out at the edge of the corporate network as well as network companies that want to sell bandwidth to companies and efficiently interconnect with other networks. Equinix currently houses more than 1,400 unique networks, including the top-tier networks, allowing its customers to directly interconnect with providers that best meet their unique price and performance needs. We have a growing mass of key players in cloud and IT services (Accenture, Amazon Web Services, AT&T, Google Cloud Platform, Microsoft Azure and Office 365, Oracle Cloud, Salesforce.com, SoftLayer, VMware vCloud Air), and in the enterprise and financial sectors (Bechtel, Bloomberg, Chicago Board of Trade, The GAP, McGraw-Hill, etc.). We expect these segments will continue to grow as they seek to leverage our density of network providers and interconnect directly with each other to improve performance.
Streamline ease of doing business globally. Customers say data center reliability, power availability and network choice are the most important attributes they consider when choosing a data center provider in a particular location. We have long been recognized as a leader in these areas, and our performance continues to improve.
In 2016, more than half of our revenue came from customers with deployments in all three of our global regions, and we expect seamless global solutions to become increasingly important data center selection criteria as globalization continues. We continue to focus on strategic acquisitions to expand our market coverage and on global product standardization, pricing and contracts harmonization initiatives to meet these global demands.

    Deepen existing ecosystems and develop new ones. As various enterprises and service and content providers locate in our IBX data centers, it benefits their suppliers and business partners to do the same and gain the full economic and performance benefits of direct interconnection for their business ecosystems. These partners, in turn, pull in their business partners, creating a “network effect” of customer adoption. Our interconnection offerings enable scalable, secure, reliable and cost-effective interconnectivity and optimized traffic exchange, which lowers overall costs and increases flexibility. The ability to directly interconnect with a wide variety of companies is a key differentiator for us and enables companies to create new opportunities within unique ecosystems by working together. We also have efficient and innovative internet and cloud exchange platforms in our IBX sites to accelerate commercial growth within the ecosystems via the network effect.
 Expand vertical go-to-market plan. We plan to continue to focus our go-to-market efforts on customer segments and business applications that appreciate the Equinix value proposition of interconnection, reliability, global reach and prime collaboration opportunities within and across ecosystems. We have identified these segments today as cloud services, content and digital media, financial services, enterprises, IT services, and network and mobile service providers. As digital business evolves, we will continue to identify and focus our go-to-market efforts on industry segments that need our value proposition.
Accelerate global reach and scale. We continue to evaluate expansion opportunities in select markets based on customer demand. In January 2016, we closed the TelecityGroup acquisition in Europe, expanding Equinix's global interconnection platform to 150 data centers in 41 metros. In December 2016, we announced the signing of a definitive agreement to acquire a portfolio of Verizon’s data centers in 24 sites, consisting of 29 data center buildings across 15 metro areas. This strategic acquisition will further strengthen our global platform by increasing interconnection in the U.S. and Latin America and accelerate Equinix's penetration of the enterprise and strategic market sectors, including government and energy. In 2016, we also added capacity across our global footprint by opening TY5, our fifth IBX in Tokyo and SY4, our fourth IBX in Sydney. We have also opened AD1, our first IBX in Abu Dhabi, DX2, our second IBX in Dubai, LD10, our sixth IBX in London, and SP3, our third data center in São Paulo, in Q1 2017. At the close of the Verizon data center acquisition, expected in mid-2017, Equinix's total global footprint is expected to be 179 data centers in 43 markets and approximately 17 million gross square feet across the Americas, Europe and Asia-Pacific.
We expect to continue to execute our expansion strategy in a cost-effective and disciplined manner through a combination of acquiring existing data centers through lease or purchase, acquiring or investing in local data center operators, and building new IBX data centers based on key criteria, such as demand and potential financial return in each market.
Our Customers
Our customers include carriers, mobile and other bandwidth providers, cloud and IT services providers, content providers, financial companies and global enterprises. We provide each customer access to a choice of business partners and solutions based on their colocation, interconnection and managed IT service needs. As of December 31, 2016, we had more than 8,500 customers worldwide.
Customers in our five key customer categories include the following:

Cloud and IT Services	Content Providers	Enterprise	Financial Companies	Network and Mobile Services
Amazon Web Services Box Inc. Carpathia Hosting Inc. Cisco Systems Inc. CloudSigma Datapipe Microsoft Azure and Office 365 NetApp Oracle Salesforce.com SoftLayer VMware vCloud Air Workday, Inc.	Brightroll ContentBridge DIRECTV eBay Hulu LinkedIn Netflix Priceline.com	Anheuser-Busch InBev Bechtel BMC Software Burger King Corporation Caterpillar, Inc. CDM Smith Chevron GE Harper Collins Publishers Ingram Micro	ACTIV Financial Bloomberg Chicago Board Options Exchange DirectEdge Quantlab Financial NASDAQ OMX Group Inc. NYSE Technologies Thomson Reuters	AT&T British Telecom China Mobile Comcast Level 3 Communications Lycamobile NTT Communications SingTel Ltd. Syniverse Technologies T-Mobile TATA Communications Verizon
Customers typically sign renewable contracts of one or more years in length. Our largest customer accounted for approximately 3% of our recurring revenues for the periods ended December 31, 2016 and 2015, and 2% of our recurring revenues for the period ended December 31, 2014. Our 50 largest customers accounted for approximately 36%, 34% and 36% of our recurring revenues for the years ended December 31, 2016, 2015 and 2014, respectively.

Our Offerings
Equinix provides a choice of data center offerings primarily comprised of colocation, interconnection solutions, bundled offers and professional services.
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
Power. Power is an element of increasing importance in customers’ colocation decisions. We offer both AC and DC power circuits at various amperages and phases customized to a customer’s individual power requirements. Power is priced with an initial installation fee and an ongoing recurring monthly charge. We also offer metered power in certain markets.
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
Interconnection Solutions
Our interconnection solutions enable high-performance, secure, scalable, reliable and cost-effective interconnection and traffic exchange between Equinix customers. These interconnection solutions are either on a one-to-one basis with direct cross connects or one-to-many through one of our Equinix exchange solutions. In the peering community, we play an important industry leadership role by acting as the relationship broker between parties who would like to interconnect within our IBX data centers. Our staff holds or has held significant positions in many leading industry groups, such as the North American Network Operators’ Group (NANOG) and the Internet Engineering Task Force (IETF). Members of our staff have published industry-recognized white papers and strategy documents in the areas of peering and interconnection, many of which are used by other institutions worldwide in furthering the education and promotion of this important set of solutions. We expect to continue to develop additional solutions related to traffic exchange that will allow our customers to leverage the critical mass of networks, cloud services providers, and many important financial services and e-commerce industry leaders now available in our IBX data centers. Our current interconnection solutions are comprised of the following:
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
Equinix Internet Exchange™. Customers may choose to connect to and peer through the central switching fabric of our Equinix Internet Exchange, rather than purchase a direct physical cross connection. With a connection to this switch, a customer can aggregate multiple interconnects over one physical connection with multiple, linked 100-gigabit ports of capacity, instead of purchasing individual physical cross connects. The offering is priced per IBX data center with an initial installation fee and an ongoing monthly recurring charge.
Equinix Metro Connect. Customers who are located in one IBX data center may need to interconnect with networks or other customers located in an adjacent or nearby IBX data center in the same metro area. Metro Connect allows customers to seamlessly interconnect between IBX data centers at capacities up to 100 Gigabits per second level. Metro Connect offerings are priced with an initial installation fee and an ongoing monthly recurring charge dependent on the capacity purchased by the customer.
Internet Connectivity Services. Customers who are installing equipment in our IBX data centers generally require IP connectivity or bandwidth services. Although many large customers prefer to contract directly with carriers, we offer customers the ability to contract for these services through us from any of the major bandwidth providers in that data center. This service is targeted to customers who require a single bill and a single point of support for their entire contract through Equinix for their bandwidth needs. Internet connectivity services are priced with an initial installation fee and an ongoing monthly recurring charge based on the amount of bandwidth committed.
Equinix Cloud Exchange™. The Equinix Cloud Exchange is an advanced interconnection solution that enables seamless, on-demand, direct access to multiple clouds from multiple networks around the world. Cloud Exchange provides virtualized, private direct connections that bypass the internet to provide better security and performance with a range of bandwidth options. It allows businesses to connect to many participants (clouds, networks, enterprise customers) over a single physical port, enabling dynamic bandwidth allocation among various parties. The Equinix Cloud Exchange Portal and APIs simplify the process of provisioning and managing connections to multiple cloud services and networks. Equinix Cloud Exchange offerings are priced with an initial installation fee and an ongoing monthly recurring charge dependent on the capacity purchased by the customer.
Equinix Performance Hub™
The Equinix Performance Hub enables companies to securely and directly connect to leading public clouds, easily deploy a private cloud, and lay the foundation of a hybrid cloud. Performance Hub solutions are extensions of a company’s IT network that reside within Equinix data centers. An Equinix Performance Hub places corporate IT resources near large user populations in IBX data centers connected to many networks and clouds. Performance Hub solutions can be implemented gradually, without closing or moving out of existing data centers. This distributed, connectivity-driven approach to data center computing has been proven by Gartner, 451 Group, and many enterprise customers to provide dramatic benefits in application and network performance, as well as in business and IT agility. The Performance Hub offering is priced per IBX data center with an initial installation fee and an ongoing recurring monthly charge.

Equinix Data Hub™

Equinix Data Hub is an extension of the Equinix Performance Hub™ framework and is a data center solution that addresses enterprise demands for real-time analytics, IoT, data collection and data protection. Data Hub empowers organizations to build a globally optimized data platform located in strategic data centers around the world and maintain full control over business-critical data for any and all security and compliance demands. Data Hub use cases include: cloud integrated tiered storage, big data analytics infrastructures and data protection and replication. The Data Hub offering is priced per IBX data center with an initial installation fee and an ongoing recurring monthly charge.

Equinix Professional Services

Exponential increases in data traffic and growing demand for interconnection mean pressure on companies to stay competitive. They need a partner with deep knowledge of the global terrain and trends so they can maximize new technology and information and meet the needs of dispersed and demanding end users. Equinix Professional Services are uniquely positioned to be that partner. Equinix experts help companies tap the resources and opportunities for innovation available on a global platform of 8,500+ companies in 41 markets, including more than 1,400 network service providers and 2,500 cloud and IT services providers. Our consultants have the know-how and experience to help customers introduce new service offerings, optimize IT architectures, simplify hybrid and multi-cloud migrations and stay up-and-running. Equinix professional services are priced at the project level and include:
Cloud Consulting Services. Migration to a hybrid or multi-cloud environment comes with uncertainty, but it’s also become essential: The cloud’s cost advantages and flexibility are too critical to forego in an era of rising electronic collaboration and user expectations. Equinix's Professional Services for Cloud, are designed to take the mystery out of cloud migration with a detailed assessment, design and implementation process that gives customers a faster, smoother path to the cloud. The 2,500 cloud and IT service providers and 1,400 network service providers within Equinix's network help our experts tailor cloud deployments to individual business needs and maximize their cloud performance, savings and security while ensuring future resilience and agility.
Network and IOA Transformation Services. Digital transformation creates new revenue streams from information about an organizations’ physical operations, it also creates congestion and performance issues for an organization’s legacy network. The growth in data, applications and locations that must be served by a digital enterprise, plus the reduction in latency required by real-time applications all put enormous stress on legacy IT infrastructure.  Equinix’s Professional Services for network and IOA transformation helps companies plan and build their future network and infrastructure architecture, ready for the challenges of digital business today and tomorrow.
Global Solutions Architects™
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
Solution Validation Centers™
Equinix Solution Validation Centers (SVCs) are state-of-the-art facilities that allow customers to test and fine-tune their IT infrastructure, network, cloud and data center rollouts in a real-world environment before full build-out and deployment. Customers can measure how their applications perform when moved off legacy systems, spot and address unforeseen technical barriers, and optimize various infrastructure components, network connections and applications. Our SVCs operate in 18 strategic markets globally, helping companies reduce risk and maximize their IT investments.
Smart Hands Services™
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
Equinix Customer Portal
The Equinix Customer Portal offers all-day, every day access to our customer care personnel, so customers can report problems, schedule shipments or order Smart Hands services at any time of the day or night. Equinix conducts a significant portion of its transactions with its customers via this portal.
Business Continuity Trading Rooms
Trading infrastructure is mission-critical for financial firms worldwide, and our Business Continuity Trading Rooms (BCTRs) ensure that trading doesn’t stop, even if primary operations are knocked off-line or disabled. A BCTR backs up our customers’ trading operations in one of our secure data center facilities, right down to telephone services and multiple desktop monitors. BCTR offerings are protected with backup generators and uninterruptible power supply to guarantee reliability and deliver peace of mind.
Sales and Marketing
Sales. We use a direct sales force and channel marketing program to market our offerings to global enterprises, content providers, financial companies, and mobile and network service providers. We organize our sales force by customer type, as well as by establishing a sales presence in diverse geographic regions, which enables efficient servicing of the customer base from a network of regional offices. In addition to our worldwide headquarters located in Silicon Valley, we have established an Asia-Pacific regional headquarters in Hong Kong and a European regional headquarters in Amsterdam. Our Americas sales offices are located in Ashburn, Boston, Chicago, Los Angeles, New York, Rio de Janeiro, São Paulo, Silicon Valley and Toronto. Our EMEA sales offices are located in Amsterdam, Dubai, Dublin, Dusseldorf, Enschede, Frankfurt, Geneva, Helsinki, London, Manchester, Milan, Munich, Paris, Sofia, Stockholm, Warsaw and Zurich. Our Asia-Pacific sales offices are located in Beijing, Hong Kong, Jakarta, Osaka, Seoul, Shanghai, Singapore, Sydney, Melbourne and Tokyo.
Our sales team works closely with each customer to foster the natural network effect of our IBX model, resulting in access to a wider potential customer base via our existing customers. As a result of the IBX interconnection model, IBX data center participants often encourage their customers, suppliers and business partners to also locate in our IBX data centers. These customers, suppliers and business partners, in turn, encourage their business partners to locate in our IBX data centers, resulting in additional customer growth. This network effect significantly reduces our new customer acquisition costs. In addition, large network providers, cloud providers or managed service providers may refer customers to Equinix as a part of their total customer solution. Equinix also focuses the selling by our vertical sales specialists on supporting specific industry requirements for network, mobile, and media and content providers, financial services, cloud computing, systems integrators and enterprise customer segments.
The Equinix channel program adds an ecosystem of leading system integrators and service providers, from managed to network to cloud services. They help our customers design and deploy the right cloud and IT solutions enterprises need to reach their customers, employees and supply chains. Our channel partners understand how to leverage and integrate the advantages of the Platform Equinix™ global footprint, high performance connectivity options and global supply-chain ecosystems to deliver solutions that precisely meet our customers’ performance, reliability and cost requirements.
Marketing. To support our sales efforts and to actively promote our brand in the Americas, Asia-Pacific and EMEA, we conduct comprehensive marketing programs. Our marketing strategies include active public relations and ongoing customer communications programs. Our marketing efforts are focused on major business and trade publications, online media outlets, industry events and sponsored activities. Our staff holds leadership positions in key networking organizations, and we participate in a variety of internet, enterprise IT, computer and financial industry conferences, placing our officers and employees in keynote speaking engagements at these conferences. We also regularly measure customer satisfaction levels and host key customer forums to ensure customer needs are understood and incorporated in product and service planning efforts. From a brand perspective, we build recognition through our website, external blog and social media channels, by sponsoring or leading industry technical forums, by participating in internet industry standard-setting bodies and through advertising and online campaigns. We continue to develop and host industry educational forums focused on peering technologies and practices for ISPs and content providers.
Our Competition
While a large number of enterprises own their own data centers, many others outsource some or all of their requirements to multi-tenant internet data center facilities, such as those operated by Equinix. We believe that the outsourcing trend is likely to accelerate in the coming years. It is estimated that Equinix is one of more than 650 companies that provide internet data center offerings around the world, ranging in size from firms with a single data center in a single market to firms in over 20 markets. Equinix competes with these firms, which vary in terms of their data center offerings, including:
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
Providers in addition to Equinix that offer colocation both globally and locally include firms such as AT&T, COLT, and NTT.
Carrier-Neutral Colocation Providers
In addition to data center space and power, colocation providers also offer interconnection. Some of these providers, known as network or carrier-neutral colocation providers, can offer customers the choice of hundreds of network service providers or ISPs to choose from. Typically, customers use interconnection to buy internet connectivity, connect to VoIP telephone networks, perform financial exchange and settlement functions or perform business-to-business e-commerce. Carrier-neutral data centers are often located in key network hubs around the world, such as New York, Ashburn, Va., London, Amsterdam, Singapore and

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

Providers in addition to Equinix that we believe could be defined as offering carrier-neutral colocation include CoreSite, Digital Realty Trust, Global Switch, Interxion and Telehouse.
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
Managed Hosting Providers
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

Examples of managed hosting providers include: AT&T, CenturyLink, NaviSite, Rackspace, SunGard and Verizon Business.
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

Employees
We had 5,993 employees as of December 31, 2016. We had 2,510 employees based in the Americas, 2,063 employees based in EMEA and 1,420 employees based in Asia-Pacific. Of those employees, 2,827 employees were in engineering and operations, 1,177 employees were in sales and marketing and 1,989 employees were in management, finance and administration.
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
In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business and us:
Risks Related to the Acquisition and Integration of the Verizon Assets.
Consummation of the Verizon Asset Purchase is subject to the satisfaction of certain conditions which, if not satisfied, may result in the Verizon Asset Purchase not proceeding.
On December 6, 2016, we entered into a transaction agreement with Verizon, pursuant to which we agreed to acquire Verizon’s colocation services business at 24 data center sites (the “Business”), for a cash purchase price of approximately $3.6 billion (the “Verizon Asset Purchase”). We expect to fund the Verizon Asset Purchase with a combination of cash on hand and the proceeds of debt and equity financings. The completion of the Verizon Asset Purchase is subject to closing conditions, including:

•	the absence of any injunction, law or order that makes unlawful the consummation of the Verizon Asset Purchase;

•	the material accuracy of the representations and warranties of, and the material compliance with covenants by, the other party; and

•	the delivery of required closing documents.
Our obligation to consummate the Verizon Asset Purchase is also conditioned on, among other things:

•
the absence of any pending or threatened proceeding brought by a governmental authority pursuant to applicable antitrust laws that seeks to enjoin or preclude the closing of the Verizon Asset Purchase or seeks to impose certain restrictions on us or the Business; and

•	no material adverse effect having occurred with respect to the Business.
Although we believe that the conditions will be satisfied, it is possible that the parties may not satisfy these conditions, or that they may not be satisfied by September 6, 2017 (the “End Date”), provided that the End Date may be extended to December 6, 2017 in certain circumstances, or that they may only be satisfied subject to certain conditions or undertakings which may not be acceptable.
We cannot provide any assurance that the Verizon Asset Purchase will be completed, or that there will not be a delay in the completion of the Verizon Asset Purchase. Any delay could, among other things, result in additional transaction costs, loss of revenue or other negative effects resulting from uncertainty about completion of the Verizon Asset Purchase.
Additionally, either party may terminate the Verizon Asset Purchase transaction agreement upon a breach by the other party of any representation, warranty or covenant made by such breaching party in the transaction agreement, such that the applicable condition to closing is not satisfied and such breach is not cured by the earlier of 30 days after written notice or the End Date. The transaction agreement also provides that upon termination of the Verizon Asset Purchase transaction agreement under specified antitrust-related circumstances, we will pay to Verizon a termination fee of up to $200 million.
We also have a $2 billion bridge loan commitment to complete the Verizon Asset Purchase that we intend to replace with permanent financing prior to the closing. If we are unable to secure alternative financing, the terms of the bridge loan would be more costly than our existing debt obligations.
If the Verizon Asset Purchase does not proceed or is materially delayed for any reason, the price of our common stock may be adversely impacted and we will not recognize the anticipated benefits of the Verizon Asset Purchase.
We expect to incur significant transaction and acquisition-related integration costs in connection with the consummation of the Verizon Asset Purchase.
We expect to incur significant costs in connection with consummating the Verizon Asset Purchase and integrating the Verizon assets into Equinix. However, the actual costs incurred may exceed those estimated and there may be further unanticipated costs and the assumption of known and unknown liabilities. While we have assumed that we will incur transaction and integration expenses, there are factors beyond our control that could affect the total amount or the timing of such expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. In addition, under the transaction agreement, Verizon will contribute specified assets and liabilities of the acquired business to newly formed entities, and we will acquire the equity interests of such entities. However, the contributed assets may not be sufficient to operate all aspects of the acquired business. Accordingly, we may have to use assets or resources from our existing business or acquire additional assets in order to operate the acquired business.

As a result, the transaction and integration expenses associated with the Verizon Asset Purchase could, particularly in the near term, exceed the cost savings that we expect to achieve from the streamlining of operations following the completion of the Verizon Asset Purchase.
The anticipated benefits of the Verizon Asset Purchase may not be realized fully and may take longer to realize than expected and there will be numerous challenges associated with integration.
The success of the Verizon Asset Purchase will depend, in part, on our ability to successfully integrate the Verizon assets into our business, and realize the anticipated benefits, including synergies and cost savings, from the acquisition. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected and the value of our common stock may be adversely affected.
We will incur significant transaction-related costs in connection with the Verizon Asset Purchase and the integration process. We may encounter material challenges in connection with this integration process, including from, without limitation:

•
retaining relationships with key customers, landlords and suppliers of the acquired business, some of which may terminate their contracts with the acquired business as a result of the Verizon Asset Purchase or which may attempt to negotiate changes in their current or future business relationships with us;

•	expanding our relationships with U.S. government customers, which will subject us to complex regulatory and compliance requirements and risks with which we have limited experience;

•	integrating or migrating IT systems, which may create a risk of errors or performance problems and could affect our ability to meet customer service level obligations;

•
our reliance on transition services from Verizon to operate the acquired business, and our need to develop sustainable alternative arrangements upon expiration or interruption of those transition services;

•	the diversion of management’s attention from ongoing business concerns and performance shortfalls at Equinix as a result of the devotion of management’s attention to the Verizon Asset Purchase;

•	managing a larger company;

•	integrating two unique corporate cultures, which may prove to be challenging;

•
retaining key employees, who may experience uncertainty associated with the Verizon Asset Purchase and who may depart before or after the Verizon Asset Purchase because of issues relating to the uncertainty and difficulty of the integration or a desire not to remain with us following the Verizon Asset Purchase; and

•	unforeseen expenses or delays associated with the Verizon Asset Purchase.
Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations.
Our business, financial condition and results of operations may be adversely affected following consummation of the Verizon Asset Purchase if we are not able to obtain requisite consents or enter into certain agreements.
Pursuant to the transaction agreement, Verizon has agreed to use its commercially reasonable efforts until 12 months following the consummation of the Verizon Asset Purchase to obtain any consents from customers, landlords, and other third parties that may be necessary in connection with the Verizon Asset Purchase, or to amend its agreements with such third parties so that we will be entitled to the rights and benefits currently enjoyed by Verizon under such agreements on substantially the same terms as then in effect. To the extent that we or Verizon are not able to obtain such consents, we may not be able to realize the anticipated benefits of the Verizon Asset Purchase.
We would incur adverse tax consequences if the Verizon Asset Purchase causes us to fail to qualify as a REIT for U.S. federal income tax purposes.
We believe that, following the Verizon Asset Purchase, we will integrate Verizon’s assets and operations in a manner that will allow us to timely satisfy the REIT income, asset, and distribution tests applicable to us. However, if we fail to do so, we could jeopardize or lose our qualification for taxation as a REIT, particularly if we were ineligible to utilize relief provisions set forth in the Internal Revenue Code (the "Code").
Risks Related to Our Taxation as a REIT
We may not remain qualified for taxation as a REIT.
We have elected to be taxed as a REIT for federal income tax purposes beginning with our 2015 taxable year. We believe that our organization and method of operation comply with the rules and regulations promulgated under the Code such that we will continue to qualify for taxation as a REIT. However, we cannot assure you that we have qualified for taxation as a REIT or that we will remain so qualified. Qualification for taxation as a REIT involves the application of highly technical and complex provisions of the Code to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. There are also limited judicial or administrative interpretations of applicable REIT provisions.
If, in any taxable year, we fail to remain qualified for taxation as a REIT and are not entitled to relief under the Code:

•	we will not be allowed a deduction for distributions to stockholders in computing our taxable income;

•	we will be subject to federal and state income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate tax rates; and

•	we would not be eligible to elect REIT status again until the fifth taxable year that begins after the first year for which we failed to qualify as a REIT.
Any such corporate tax liability could be substantial and would reduce the amount of cash available for other purposes.
As a REIT, failure to make required distributions would subject us to federal corporate income tax.
We paid quarterly distributions in 2016. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstance, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, the creation of reserves or required debt service or amortization payments.
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
Due to the size and timing of future distributions, including any distributions made to satisfy REIT distribution requirements, we may need to borrow funds or raise equity, even if the then-prevailing market conditions are not favorable for these borrowings or offerings.
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
At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Federal and state tax laws are constantly under review by persons involved in the legislative process, the IRS, the U.S. Department of the Treasury and state taxing authorities. Changes to the tax laws, regulations and administrative interpretations, which may have retroactive application, could adversely affect us. In addition, some of these changes could have a more significant impact on us as compared to other REITs due to the nature of our business and our substantial use of taxable REIT subsidiaries (“TRSs”). We cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws, regulations and administrative interpretations applicable to us may be changed.
Complying with REIT requirements may limit our flexibility or cause us to forego otherwise attractive opportunities.
To remain qualified for taxation as a REIT for U.S. federal income tax purposes, we must satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets and the amounts we distribute to our stockholders. For example, under the Code, no more than 25% (20% from and after our 2018 taxable year) of the value of the assets of a REIT may be represented by securities of one or more TRSs. Similar rules apply to other nonqualifying assets. These limitations may affect our ability to make large investments in other non-REIT qualifying operations or assets. In addition, in order to maintain our qualification for taxation as a REIT, we must distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. Even if we maintain our qualification for taxation as a REIT, we will be subject to U.S. federal income tax at regular corporate tax rates for our undistributed REIT taxable income, as well as U.S. federal income tax at regular corporate tax rates for income recognized by our TRSs. Because of these distribution requirements, we will likely not be able to fund future capital needs and investments from operating cash flow. As such, compliance with REIT tests may hinder our ability to make certain attractive investments, including the purchase of significant nonqualifying assets and the material expansion of non-real estate activities.
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
The net income of our TRSs is not required to be distributed to us, and income that is not distributed to us generally is not subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our securities in our TRSs and other nonqualifying assets to exceed 25% of the fair market value of our assets, then we will fail to remain qualified for taxation as a REIT. Beginning with our 2018 taxable year, if the accumulation of cash in our TRSs causes (1) the fair market value of our securities in our TRSs to exceed 20% of the fair market value of our assets or (2) the fair market value of our securities in our TRSs and other nonqualifying assets to exceed 25% of the fair market value of our assets, then we will fail to remain qualified for taxation as a REIT. Further, a substantial portion of  our TRSs are overseas, and a material change in foreign currency rates could also negatively impact our ability to remain qualified for taxation as a REIT.
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
Even if we remain qualified for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income, and state, local or foreign income, franchise, property and transfer taxes. In addition, we could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain our qualification for taxation as a REIT.
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
We will also be subject to a federal corporate level tax at the highest regular corporate tax rate (currently 35%) on gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as (i) an asset that we held as of the effective date of our REIT election, that is, January 1, 2015, or (ii) an asset that we or a QRS hold following the liquidation or other conversion of a former TRS). This 35% tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset (e.g., January 1, 2015 in the case of REIT assets we held at the time of our REIT conversion), to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset.
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
Qualifying distributions payable by corporations to individuals, trusts and estates that are U.S. stockholders are currently eligible for federal income tax at preferential tax rates. Distributions payable by REITs, in contrast, generally are not eligible for the preferential tax rates. The preferential tax rates applicable to regular corporate distributions could cause investors that are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.

Our certificate of incorporation contains restrictions on the ownership and transfer of our stock, though they may not be successful in preserving our qualification for taxation as a REIT.
In order for us to remain qualified for taxation as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the first year for which we elect to be taxed as a REIT. In addition, rents from “affiliated tenants” will not qualify as qualifying REIT income if we own 10% or more by vote or value of the customer, whether directly or after application of attribution rules under the Code. Subject to certain exceptions, our certificate of incorporation prohibits any stockholder from owning, beneficially or constructively, more than (i) 9.8% in value of the outstanding shares of all classes or series of our capital stock or (ii) 9.8% in value or number, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. We refer to these restrictions collectively as the “ownership limits” and we included them in our certificate of incorporation to facilitate our compliance with REIT tax rules. The constructive ownership rules under the Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding common stock (or the outstanding shares of any class or series of our stock) by an individual or entity could cause that individual or entity or another individual or entity to own constructively in excess of the relevant ownership limits. Any attempt to own or transfer shares of our common stock or of any of our other capital stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void. Even though our certificate of incorporation contains the ownership limits, there can be no assurance that these provisions will be effective to prevent our qualification for taxation as a REIT from being jeopardized, including under the affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce the ownership limits. If the restrictions in our certificate of incorporation are not effective and as a result we fail to satisfy the REIT tax rules described above, then absent an applicable relief provision, we will fail to remain qualified for taxation as a REIT.
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

•
the dilution of our existing stockholders as a result of our issuing stock in transactions, such as in connection with our acquisitions of Switch & Data Facilities Company, Inc. in 2010 and TelecityGroup in 2016;

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
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining qualification for taxation as a REIT. As of December 31, 2016, our total indebtedness was approximately $6.8 billion, our stockholders’ equity was $4.4 billion and our cash, cash equivalents, and investments totaled $761.9 million. In addition, as of December 31, 2016, we had approximately $1.4 billion of additional liquidity available to us from our $1.5 billion revolving credit facility. Some of our debt contains covenants which may limit our operating flexibility. In addition to our substantial debt, we lease a majority of our IBX data centers and certain equipment under non-cancellable lease agreements, some of which are accounted for as operating leases. As of December 31, 2016, our total minimum operating lease commitments under those lease agreements, excluding potential lease renewals, was approximately $1.6 billion, which represents off-balance sheet commitments.
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
Recent political developments related to the U.K.’s referendum on membership in the EU could have a material adverse effect on our business.
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
For the years ended December 31, 2016, 2015 and 2014, we recognized approximately 57%, 49% and 49%, respectively, of our revenues outside the U.S. We currently operate outside of the U.S. in Canada, Brazil, EMEA and Asia-Pacific.
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
We conduct business and are contemplating expansion, in developing markets with economies and governments that tend to be more volatile than those in the U.S. and Western Europe. The risk of doing business in developing markets such as Brazil, China, Colombia, India, Indonesia, Russia, Turkey, the United Arab Emirates and other economically volatile areas could adversely affect our operations and earnings. Such risks include the financial instability among customers in these regions, political instability, such as the recent governmental unrest in Turkey, fraud or corruption and other non-economic factors such as irregular trade flows that need to be managed successfully with the help of the local governments. In addition, commercial laws in some developing countries can be vague, inconsistently administered and retroactively applied. If we are deemed not to be in compliance with applicable laws in developing countries where we conduct business, our prospects and business in those countries could be harmed, which could then have a material adverse impact on our results of operations and financial position. Our failure to successfully manage economic, political and other risks relating to doing business in developing countries and economically and politically volatile areas could adversely affect our business.
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
Announcements by us or others, or speculations about our future plans, may also have a significant impact on the market price of our common stock. These may relate to:

•	our operating results or forecasts;

•	new issuances of equity, debt or convertible debt by us;

•	increases in market interest rates and changes in other general market and economic conditions, including inflationary concerns;

•	changes to our capital allocation, tax planning or business strategy;

•	our qualification for taxation as a REIT and our declaration of distributions to our stockholders;

•	a stock repurchase program;

•	developments in our relationships with corporate customers;

•	announcements by our customers or competitors;

•	changes in regulatory policy or interpretation;

•	governmental investigations;

•	changes in the ratings of our debt or stock by rating agencies or securities analysts;

•	our purchase or development of real estate and/or additional IBX data centers;

•	our acquisitions of complementary businesses; or

•	the operational performance of our IBX data centers.
The stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market prices for telecommunications companies, and which have often been unrelated to their operating performance. These broad market fluctuations may adversely affect the market price of our common stock. One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution rate as a percentage of our stock price relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in the capital markets may affect the market value of our common stock. Furthermore, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and/or damages, and divert management’s attention from other business concerns, which could seriously harm our business.
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
We are a U.S. company with global subsidiaries and are subject to income taxes in the U.S. (although currently limited due to our taxation as a REIT) and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no certainty that additional taxes will not be due upon audit of our tax returns or as a result of changes to the tax laws and interpretations thereof. The U.S. government as well as the governments of many of the countries in which we operate are actively discussing changes to the corporate recognition and taxation of worldwide income. The nature and timing of any changes to each jurisdiction’s tax laws and the impact on our future tax liabilities cannot be predicted with any accuracy but could materially and adversely impact our results of operations and financial position or cash flows.
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
Our business depends on providing customers with highly reliable solutions. We must safehouse our customers’ infrastructure and equipment located in our IBX data centers and ensure our non-IBX offices remain operational. We own certain of our IBX data centers, but others are leased by us, and we rely on the landlord for basic maintenance of our leased IBX data centers and office buildings. If such landlord has not maintained a leased property sufficiently, we may be forced into an early exit from the center which could be disruptive to our business. Furthermore, we continue to acquire IBX data centers not built by us. If we discover that these buildings and their infrastructure assets are not in the condition we expected when they were acquired, we may be required to incur substantial additional costs to repair or upgrade the centers.
Our office buildings and IBX data centers are subject to failure resulting from numerous factors, including:

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
We are currently making significant investments in our back office information technology systems and processes.  Difficulties from or disruptions to these efforts may interrupt our normal operations and adversely affect our business and operating results.
We have been investing heavily in our back office information technology systems and processes for a number of years and expect such investment to continue for the foreseeable future in support of our pursuit of global, scalable solutions across all geographies and functions that we operate in.  These continuing investments include 1) ongoing improvements to the customer experience from initial quote to customer billing and our revenue recognition process; 2) integration of recently-acquired operations such as Bit-isle and TelecityGroup and the forthcoming Verizon asset purchase onto our various information technology systems; and 3) implementation of new tools and technology to either further streamline and automate processes, such as our fixed asset procure to disposal process, or to support our compliance with evolving U.S. GAAP, such as the new revenue accounting and leasing standards.  As a result of our continued work on these projects, we may experience difficulties with our systems, management distraction and significant business disruptions. For example, difficulties with our systems may interrupt our ability to accept and deliver customer orders and may adversely impact our overall financial operations, including our accounts payable, accounts receivables, general ledger, fixed assets, revenue recognition, close processes, internal financial controls and our ability to otherwise run and track our business. We may need to expend significant attention, time and resources to correct problems or find alternative sources for performing these functions. All of these changes to our financial systems also create an increased risk of deficiencies in our internal controls over financial reporting until such systems are stabilized. Such significant investments in our back office systems may take longer to complete and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and there is a risk of an impairment charge if we decide that portions of these projects will not ultimately benefit the company or are de-scoped. Finally, the collective impact of these changes to our business has placed significant demands on impacted employees across multiple functions, increasing the risk of errors and control deficiencies in our financial statements, distraction from the effective operation of our business and difficulty in attracting and retaining employees. Any such difficulties or disruptions may adversely affect our business and operating results.
Inadequate external and internal information, including budget and planning data, could prove to be inaccurate and lead to inaccurate financial forecasts and inappropriate financial decisions.

Our financial forecasts are dependent on estimates and assumptions including budget and planning data, market growth, foreign exchange rates, our ability to remain qualified as a REIT, and our ability to generate sufficient cash flow to reinvest in the business, fund internal growth, make acquisitions, pay dividends, and meet our debt obligations. Our financial projections are based on historical experience and on various other assumptions that our management believes to be reasonable under the circumstances and at the time they are made. However, if our external and internal information is inadequate, our actual results may differ materially from our forecasts and cause us to make inappropriate financial decisions. Any material variation between our financial forecasts and our actual results may also adversely affect the our future profitability, stock price and stockholder confidence.
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
Electricity is a material cost in connection with our business, and an increase in the cost of electricity could adversely affect us. The generators that provide electricity to our facilities are subject to environmental laws, regulations and permit requirements that are subject to material change, which could result in increases in generators’ compliance costs that may be passed through to us. Regulations recently promulgated by U.S. EPA could limit air emissions from power plants, restrict discharges of cooling water, and otherwise impose new operational restraints on conventional power plants that could increase costs of electricity. In addition, we are directly subject to environmental, health and safety laws regulating air emissions, storm water management and other issues arising in our business. For example, our emergency generators are subject to state and federal regulations governing air pollutants, which could limit the operation of those generators or require the installation of new pollution control technologies. While environmental regulations do not normally impose material costs upon our operations, unexpected events, equipment malfunctions, human error and changes in law or regulations, among other factors, can lead to violations of environmental laws, regulations or permits, and to additional unexpected operational limitations or costs.
Regulation of greenhouse gas (“GHG”) emissions could increase the cost of electricity by reducing amounts of electricity generated from fossil fuels, by requiring the use of more expensive generating methods or by imposing taxes or fees upon electricity generation or use. The U.S. EPA published a regulation in October 2015, called the “Clean Power Plan,” that is intended to reduce GHG emissions from existing fossil fuel-fired power plants by 32 percent from 2005 levels by 2030. Under the rule, each state is required to develop a plan to reduce state-wide carbon dioxide emissions to meet a specified emissions target set by EPA for that state. Implementation of the Clean Power Plan was stayed by the Supreme Court pending resolution of the underlying legal challenges, and the future of the Clean Power Plan under President Trump’s administration is uncertain in any event. Consequently, the impact of the Clean Power Plan cannot be determined at this time. While we do not expect these regulatory developments to materially increase our costs of electricity, the costs remain difficult to predict or estimate.
State regulations also have the potential to increase our costs of obtaining electricity. While GHG regulation at the federal level is unlikely in the near future, certain states, like California, also have issued or may enact environmental regulations that could materially affect our facilities and electricity costs. California has limited GHG emissions from new and existing conventional power plants by imposing regulatory caps and by selling or auctioning the rights to emission allowances. State programs have not had a material adverse effect on our electricity costs to date, but due to the market-driven nature of some of the programs, could do so in the future. Such laws and regulations are also subject to change at any time.
Aside from regulatory requirements, we have separately undertaken to procure energy from renewable energy projects in order to support new renewables development. The costs of procuring such energy may exceed the costs of procuring electricity from existing sources, such as existing utilities or electric service provided through conventional grids. These efforts to support and enhance renewable electricity generation may increase our costs of electricity above those that would be incurred through procurement of conventional electricity from existing sources.
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
We must continue to evolve our product strategy and be able to differentiate our IBX data centers and product offerings from those of our competitors. In addition to competing with other neutral colocation providers, we compete with traditional colocation providers, including telecommunications companies, carriers, internet service providers, managed services providers and large REITs who also operate in our market and may enjoy a cost advantage in providing offerings similar to those provided by our IBX data centers. We may experience competition from our landlords which could also reduce the amount of space available to us for expansion in the future. Rather than leasing available space in our buildings to large single tenants, they may decide to convert the space instead to smaller square foot units designed for multi-tenant colocation use, blurring the line between retail and wholesale space. We may also face competition from existing competitors or new entrants to the market seeking to replicate our global IBX data center concept by building or acquiring data centers, offering colocation on neutral terms or by replicating our strategy and messaging. Finally, customers may also decide it is cost-effective for them to build out their own data centers. Once customers have an established data center footprint, either through a relationship with one of our competitors or through in-sourcing, it may be extremely difficult to convince them to relocate to our IBX data centers.
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
Finally, as our customers evolve their IT strategies, we must remain flexible and evolve along with industry and market shifts. Ineffective planning and execution in our cloud strategy and product development lifecycle may cause difficulty in sustaining competitive advantage in our products and services.
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
Our most recent evaluation of our controls resulted in our conclusion that, as of December 31, 2016, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth, through, for example, the acquisition and integration of Bit-isle, TelecityGroup and the Verizon assets, the adoption of new accounting principles and our overhaul of our back office systems that support customer experience from initial quote to customer billing and our revenue recognition process, will require us to further develop our controls and reporting systems and implement or amend new or existing controls and reporting systems in those areas where the implementation and integration is still ongoing. All of these changes to our financial systems and the implementation and integration of acquisitions create an increased risk of deficiencies in our internal controls over financial reporting. If, in the future, our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.
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
Our days sales outstanding (“DSO”) may be negatively impacted by acquisitions.
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
We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20 collectively, "Topic 606"). Topic 606, as amended, is effective for annual reporting periods beginning after December 15, 2017. In February 2016, the FASB issued ASU 2016-02, Leases ("Topic 842") ("ASU 2016-02"). Topic 842 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Both Topic 606 and Topic 842 will replace the existing revenue and lease accounting standards, respectively. Although we are currently in the process of evaluating the impact of Topic 606 and Topic 842 on our consolidated financial statements, these new standards could have could have a significant effect on our reported financial results, cause unexpected financial reporting fluctuations and require us to make costly changes to our operational processes and accounting systems. Thus, adoption of the standards could have a significant impact on our financial statements.
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
As of December 31, 2016, our retained earnings were $18.6 million. Although we have generated net income for each fiscal year since 2008, except for the year ended December 31, 2014, we are also currently investing heavily in our future growth through the build out of multiple additional IBX data centers and IBX data center expansions as well as acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
We derive some revenues from contracts with the U.S. government, state and local governments and foreign governments and this portion of our business will be larger once we complete the Verizon Asset Acquisition. Some of these customers may terminate all or part of their contracts at any time, without cause. There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending. Some of our federal government contracts are subject to the approval of appropriations being made by the U.S. Congress to fund the expenditures under these contracts. Similarly, some of our contracts at the state and local levels are subject to government funding authorizations.
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
Our ability to maximize revenues depends on our ability to develop and grow a balanced customer base, consisting of a variety of companies, including enterprises, cloud, digital content and financial companies, and network service providers. We consider certain of these customers to be key magnets in that they draw in other customers. The more balanced the customer base within each IBX data center, the better we will be able to generate significant interconnection revenues, which in turn increases our overall revenues. Our ability to attract customers to our IBX data centers will depend on a variety of factors, including the presence of multiple carriers, the mix of our offerings, the overall mix of customers, the presence of key customers attracting business through vertical market ecosystems, the IBX data center’s operating reliability and security and our ability to effectively market our offerings. However, some of our customers may face competitive pressures and may ultimately not be successful or may be consolidated through merger or acquisition. If these customers do not continue to use our IBX data centers it may be disruptive to our business. Finally, the uncertain global economic climate may harm our ability to attract and retain customers if customers slow spending, or delay decision-making, on our offerings, or if customers begin to have difficulty paying us and we experience increased churn in our customer base. Any of these factors may hinder the development, growth and retention of a balanced customer base and adversely affect our business, financial condition and results of operations.
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
Various laws and governmental regulations, both in the U.S. and abroad, governing internet related services, related communications services and information technologies remain largely unsettled, even in areas where there has been some legislative action. For example, the Federal Communications Commission (“FCC”) adopted network neutrality rules that may result in material changes in the regulations and contribution regime affecting us and our customers. However, the new FCC leadership may seek to overturn the current rules thus making the future of network neutrality and its impact on Equinix uncertain. There may also be forthcoming regulation in the U.S. in the areas of cybersecurity, data privacy and data security, any of which could impact Equinix and our customers. Similarly, data privacy regulations outside of the U.S. continue to evolve and must be addressed by Equinix as a global company.

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
We remain focused on whether and how existing and changing laws, such as those governing intellectual property, privacy, libel, telecommunications services and taxation, apply to the internet and to related offerings such as ours, and substantial resources may be required to comply with regulations or bring any non-compliant business practices into compliance with such regulations. In addition, the continuing development of the market for online commerce and the displacement of traditional telephony service by the internet and related communications services may prompt an increased call for more stringent consumer protection laws or other regulation both in the U.S. and abroad that may impose additional burdens on companies conducting business online and their service providers.
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
Our executive offices are located in Redwood City, California, and we also have sales offices in several cities throughout the U.S. Our Asia-Pacific headquarters office is located in Hong Kong and we also have office space in Shanghai, China; Singapore; Tokyo, Japan; and Sydney, Australia. Our EMEA headquarters office is located in Amsterdam, the Netherlands and our regional sales offices in EMEA are based in our IBX data centers in EMEA. We have entered into leases for certain of our IBX data centers in Atlanta, Georgia; New York, New York; Dallas, Texas; Chicago, Illinois; Englewood, Colorado; Los Angeles, Palo Alto, San Jose, Santa Clara and Sunnyvale, California; Miami, Florida; Newark, North Bergen and Secaucus, New Jersey; Philadelphia, Pennsylvania; Reston and Vienna, Virginia; Seattle, Washington; Toronto, Canada; Waltham, Massachusetts and Rio De Janeiro and Sao Paolo, Brazil in the Americas region; Shanghai, China; Hong Kong; Singapore; Sydney, Australia and Osaka and Tokyo, Japan in the Asia-Pacific region; Dubai, U.A.E.; London and Manchester, United Kingdom; Paris, France; Frankfurt, Munich and Dusseldorf, Germany; Dublin, Ireland; Helsinki, Finland; Istanbul, Turkey; Milan, Italy; Stockholm, Sweden; Warsaw, Poland; Zurich and Geneva, Switzerland; and Amsterdam, Enschede and Zwolle, the Netherlands in the EMEA region. We own certain of our IBX data centers in Ashburn, Virginia; Chicago, Illinois; Los Angeles and San Jose, California; Melbourne, Australia; Secaucus, New Jersey; New York, New York; Sofia, Bulgaria; Paris, France; Frankfurt, Germany; and Amsterdam, the Netherlands. We own

campuses in Ashburn, Virginia; Silicon Valley; Paris, France; and Frankfurt, Germany that house some of our IBX data centers mentioned in the preceding sentence.
The following table presents an overview of our portfolio of IBX data centers as of December 31, 2016 (in thousands):

	# of IBXs	Total Cabinet Capacity (1)	Cabinets Billed	Cabinet Utilization % (2)	MRR per Cabinet (3)
Americas	55	65,100	53,500	82%	$2,512
EMEA	64	92,700	74,600	80%	1,408
Asia-Pacific	27	39,800	29,300	74%	1,963
Total	146	197,600	157,400
_________________________

(1)	Cabinets represent a specific amount of space within an IBX data center. Customers can combine and use multiple adjacent cabinets within an IBX data center, depending on their space requirements.

(2)	The cabinet utilization rate represents the percentage of cabinet space billing versus total cabinet capacity, taking into consideration power limitations.

(3)
MRR per cabinet represents average monthly recurring revenue recognized during the year divided by the average number of cabinets billing during the year.  Brazil, Telecity, Bit-isle and the impact of Asia-Pacific embedded derivatives are excluded from MRR per cabinet calculation.

The following table presents a summary of our significant IBX data center expansion projects under construction as of December 31, 2016:

Property	Property Location	Target Open Date	Sellable Cabinets	Total Capex (in Millions)
Americas:
SP3 phase I	Sao Paulo	Q1 2017	725	$69
SV10 phase I	San Jose	Q2 2017	795	125
NY5 phase II	New York	Q2 2017	1,200	76
DC12 phase I	Ashburn	Q3 2017	1,275	99
DA6 phase II	Dallas	Q3 2017	430	29
RJ2 phase III	Rio De Janeiro	Q3 2017	315	22
TR2 phase III	Toronto	Q3 2017	740	21
CH3 phase IV	Chicago	Q2 2018	550	63
			6,030	504
EMEA:
DB3 phase VI	Dublin	Q2 2017	500	8
DX1 phase II	Dubai	Q2 2017	625	31
ZH5 phase II	Zurich	Q2 2017	280	18
FR6 phase I	Frankfurt	Q2 2017	1,325	92
PA4 phase III	Paris	Q2 2017	960	47
HE6 phase III	Helsinki	Q2 2017	190	15
AM6 phase II	Amsterdam	Q3 2017	1,950	37
FR2 phase V (B)	Frankfurt	Q3 2017	1,295	46
AM4 phase I	Amsterdam	Q3 2017	1,555	113
FR5 phase III	Frankfurt	Q2 2018	546	13
			9,226	420
Asia-Pacific:
HK2 phase IV	Hong Kong	Q1 2017	900	39
HK1 phase X/XI	Hong Kong	Q1 2017	515	16
SG2 phase VIII	Singapore	Q2 2017	1,400	49
			2,815	104
Total			18,071	$1,028
ITEM 3.    LEGAL PROCEEDINGS
None.
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

	Low	High
Fiscal 2016
Fourth Fiscal Quarter	$325.05	$373.22
Third Fiscal Quarter	355.01	389.45
Second Fiscal Quarter	319.89	387.73
First Fiscal Quarter	265.05	330.71
	Low	High
Fiscal 2015
Fourth Fiscal Quarter	$265.41	$304.98
Third Fiscal Quarter	251.11	292.02
Second Fiscal Quarter	233.59	270.15
First Fiscal Quarter	216.86	238.95
As of January 31, 2017, we had 71,441,527 shares of our common stock outstanding held by approximately 300 registered holders. During the year ended December 31, 2016, we did not issue or sell any securities on an unregistered basis.
Dividends and Special Distributions
On each of February 18, May 4, August 3 and November 2, 2016, our Board of Directors declared a quarterly cash dividend of $1.75 per share. We expect to continue to pay regular cash dividends in order to satisfy the required REIT tests to remain qualified for taxation as a REIT for US federal income tax purposes. For additional information, see “Dividends” in Note 12 of our Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
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
In connection with our conversion to a REIT effective January 1, 2015, we began paying quarterly dividends in 2015. On each of February 19, May 7, July 29, and October 28, 2015, our Board of Directors declared a quarterly cash dividend of $1.69 per share.
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

Tax Treatment of Distributions
For Federal income tax purposes, distributions to stockholders are treated as ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2016 and 2015, the dividends and special distributions we paid were classified as follows:

Record Date	Payment Date	Total Distribution	Nonqualified Ordinary Dividend	Qualified Ordinary Dividend	Return of Capital
		(per share)
Fiscal 2016
3/9/2016	3/23/2016	$1.750000	$1.231334	$0.518666	$—
5/25/2016	6/15/2016	1.750000	1.231334	0.518666	—
8/24/2016	9/14/2016	1.750000	1.231334	0.518666	—
11/16/2016	12/14/2016	1.750000	1.231334	0.518666	—
Total		$7.000000	$4.925336	$2.074664	$—

Fiscal 2015
3/11/2015	3/25/2015	$1.690000	$0.978733	$0.711267	$—
5/27/2015	6/17/2015	1.690000	0.978733	0.711267	—
8/26/2015	9/16/2015	1.690000	0.978733	0.711267	—
10/8/2015	11/10/2015	10.945146	6.338687	4.606459	—
12/9/2015	12/16/2015	1.690000	0.978733	0.711267	—
Total		$17.705146	$10.253619	$7.451527	$—
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on Equinix’s common stock between December 31, 2011 and December 31, 2016 with the cumulative total return of (i) the S&P 500 Index, (ii) the NASDAQ Composite Index and (iii) the FTSE NAREIT All REITs Index. The graph assumes the investment of $100.00 on December 31, 2011 in Equinix’s common stock and in each index, and assumes the reinvestment of dividends, if any.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

ITEM 6.    SELECTED FINANCIAL DATA
The following consolidated statement of operations data for the five years ended December 31, 2016 and the consolidated balance sheet data as of December 31, 2016, 2015, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements and the related notes. Our historical results are not necessarily indicative of the results to be expected for future periods. The following selected consolidated financial data for the five years ended December 31, 2016 and as of December 31, 2016, 2015, 2014, 2013 and 2012, should be read in conjunction with our audited consolidated financial statements and the related notes in Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K. We completed acquisitions of certain Paris IBX data centers in August 2016, Telecity Group plc in January 2016, Bit-isle, Inc. in November 2015 and Nimbo Technologies Inc. in January 2015. We also completed the acquisition of the 100% controlling equity interest in ALOG Data Centers do Brasil S.A. (“ALOG”) in July 2014. In addition, we acquired Frankfurt Kleyer 90 carrier hotel in October 2013, a Dubai IBX data center in November 2012, and Asia Tone Limited and ancotel GmbH in July 2012. We also sold solar power assets of Bit-isle in November 2016, 8 of our IBX data centers located in the U.K., Netherlands and Germany in July 2016 and 16 of our IBX data centers located throughout the U.S. in November 2012. For further information on our acquisitions and divestitures during the three years ended December 31, 2016, refer to Note 2, Note 4 and Note 5 of our Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except per share data)
Revenues	$3,611,989	$2,725,867	$2,443,776	$2,152,766	$1,887,376
Costs and operating expenses:
Cost of revenues	1,820,870	1,291,506	1,197,885	1,064,403	944,617
Sales and marketing	438,742	332,012	296,103	246,623	202,914
General and administrative	694,561	493,284	438,016	374,790	328,266
Restructuring reversals	—	—	—	(4,837)	—
Impairment charges	7,698	—	—	—	9,861
Acquisition costs	64,195	41,723	2,506	10,855	8,822
Gain on asset sales	(32,816)	—	—	—	—
Total costs and operating expenses	2,993,250	2,158,525	1,934,510	1,691,834	1,494,480
Income from operations	618,739	567,342	509,266	460,932	392,896
Interest income	3,476	3,581	2,891	3,387	3,466
Interest expense	(392,156)	(299,055)	(270,553)	(248,792)	(200,328)
Other income (expense)	(57,924)	(60,581)	119	5,253	(2,208)
Loss on debt extinguishment	(12,276)	(289)	(156,990)	(108,501)	(5,204)
Income from continuing operations before income taxes	159,859	210,998	84,733	112,279	188,622
Income tax expense (1)	(45,451)	(23,224)	(345,459)	(16,156)	(58,564)
Net income (loss) from continuing operations	114,408	187,774	(260,726)	96,123	130,058
Net income from discontinued operations, net of tax	12,392	—	—	—	13,086
Net income (loss)	126,800	187,774	(260,726)	96,123	143,144
Net (income) loss attributable to non-controlling interest	—	—	1,179	(1,438)	(3,116)
Net income (loss) attributable to Equinix	$126,800	$187,774	$(259,547)	$94,685	$140,028

Earnings per share ("EPS") attributable to Equinix:
Basic EPS from continuing operations	$1.63	$3.25	$(4.96)	$1.92	$2.65
Basic EPS from discontinued operations	0.18	—	—	—	0.27
Basic EPS	$1.81	$3.25	$(4.96)	$1.92	$2.92
Weighted-average shares	70,117	57,790	52,359	49,438	48,004
Diluted EPS from continuing operations	$1.62	$3.21	$(4.96)	$1.89	$2.58
Diluted EPS from discontinued operations	0.17	—	—	—	0.25
Diluted EPS	$1.79	$3.21	$(4.96)	$1.89	$2.83
Weighted-average shares	70,816	58,483	52,359	50,116	51,816
Dividends per share (2)	$7.00	$17.71	$7.57	$—	$—
_______________________

(1)
The increase in income tax expense from the year ended December 31, 2013 to the year ended December 31, 2014 was primarily attributed to the de-recognition of $324.1 million of net deferred tax assets and deferred tax liabilities in December 2014, when our Board of Directors formally approved our conversion to a REIT and we reassessed the deferred tax assets and deferred tax liabilities of our U.S. operations included in the REIT structure.

(2)	During the years ending December 31, 2015 and 2014, the dividends per share includes common stock dividends of $8.76 and $6.06 per share, respectively.

	Years Ended December 31,
	2016	2015	2014	2013	2012
Other Financial Data: (1)	(in thousands)
Net cash provided by operating activities	$1,016,580	$894,793	$689,420	$604,608	$632,026
Net cash used in investing activities	(1,592,155)	(1,134,927)	(435,839)	(1,169,313)	(442,873)
Net cash provided by (used in) financing activities	(894,292)	1,873,182	107,401	574,907	(222,721)
_________________________

(1)
For a discussion of our primary non-GAAP financial metrics, see our non-GAAP financial measures discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

	As of December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:	(in thousands)
Cash, cash equivalents and short-term and long-term investments	$761,927	$2,246,297	$1,140,751	$1,030,092	$546,524
Accounts receivable, net	396,245	291,964	262,570	184,840	163,840
Property, plant and equipment, net	7,199,210	5,606,436	4,998,270	4,591,650	3,915,738
Total assets (1)	12,608,371	10,356,695	7,781,978	7,457,039	6,105,507
Capital lease and other financing obligations, excluding current portion	1,410,742	1,287,139	1,168,042	914,032	545,853
Mortgage and loans payable, excluding current portion (1)	1,369,087	472,769	532,809	197,172	186,287
Senior notes (1)	3,810,770	3,804,634	2,717,046	2,220,911	1,478,482
Convertible debt, excluding current portion (1)	—	—	145,229	720,499	702,469
Redeemable non-controlling interests	—	—	—	123,902	84,178
Total stockholders' equity	4,365,829	2,745,386	2,270,131	2,459,064	2,313,441
_________________________

(1)
The company adopted ASU 2015-03 during the year ended December 31, 2015. As a result, debt issuance costs of $35,455, $35,320 and $30,290 were reclassified from other assets to debt as of December 31, 2014, 2013 and 2012, respectively.

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
In December 2016, as more fully described in Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we entered into a transaction agreement with Verizon Communications Inc. ("Verizon") to acquire Verizon's colocation services business at 24 data center sites, consisting of 29 data center buildings, located in the United States, Brazil and Colombia, for a cash purchase price of $3.6 billion (the "Verizon Asset Purchase"). The acquisition is expected to close by mid-2017. We expect to fund the acquisition with a combination of cash on hand and proceeds of debt and equity financings.
In connection with the Verizon Asset Purchase, we entered into a commitment letter, dated December 6, 2016, with JPMorgan Chase Bank, N.A., Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Commitment Parties"), pursuant to which the Commitment Parties have committed to provide a senior unsecured bridge facility in aggregate principal amount of up to $2.0 billion for the purposes of funding (i) a portion of the cash consideration for the acquisition and (ii) the fees and expenses incurred in connection with the acquisition. The full amount must be drawn in a single drawing. The initial maturity date is 12 months from the date of the drawdown and, at the initial maturity date (if not repaid prior to that time), the facility will convert into a seven-year senior unsecured term loan. As of December 31, 2016, we had not drawn against the bridge facility.
In December 2016, as more fully described in Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we entered into a third amendment (the "Third Amendment") to the credit agreement we entered into on December 17, 2014 with a group of lenders for a $1.5 billion credit facility (the "Senior Credit Facility"). Pursuant to the Third Amendment, (i) we could borrow up to €1.0 billion in additional term B loan drawings (the "Term B-2 Loan"), (ii) the interest rate margin applicable to the existing Term Loan B (the "Term Loan B-1 Facility") in US Dollars was reduced from 3.25% to 2.50% and the LIBOR floor applicable to such loan was reduced from 0.75% to zero and (iii) the interest rate margin applicable to the loans borrowed under the Term Loan B-1 Facility in Pounds Sterling was reduced from 3.75% to 3.00%, with no change to the existing LIBOR floor of 0.75% applicable to such loan. In January 2017, we borrowed the full amount of the €1.0 billion Term B-2 Loan. The Term B-2 Loan bears interest at an index rate based on EURIBOR plus a margin of 3.25%. No original issue discount is applicable to the Term B-2 Loan. The Term B-2 Loan must be repaid in equal quarterly installments of 0.25% of the original principal amount of the Term B-2 Loan, starting in the second quarter of 2017, with the remaining amount outstanding to be repaid in full on the seventh anniversary of the funding date of the Term B-2 Loan.
In June 2016, as more fully described in Note 4 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we approved the divestiture of the solar power assets of Bit-isle. During the quarter ended September 30, 2016, we evaluated the recoverability of the carrying value of the assets held for sale associated with Terra Power Co., Ltd., and recorded an impairment charge on other current assets of $7.7 million, reducing the carrying value of such assets from $79.5 million to the estimated fair value of $71.8 million. In October 2016, we entered into a Share Transfer Agreement for the transfer of common stock of Terra Power Co., Ltd., relating to the divestiture of the solar power assets of Bit-isle. We received ¥400.0 million, or approximately $3.8 million at the exchange rate in effect on October 31, 2016, and by November 30, 2016, we had received an additional ¥2.5 billion, or approximately $22.1 million at the exchange rate in effect at the time of cash receipt. In addition, we expect to receive the remaining payment of ¥5.3 billion in the first quarter of 2017, or approximately $45.5 million at the exchange rate in effect on December 31, 2016. The associated loss on the sale was insignificant.
In September 2016, as more fully described in Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we entered into a five year term loan agreement (the "Japanese Yen Term Loan") with the Bank of Tokyo-Mitsubishi UFJ, LTd. ("BTMU") for ¥47.5 billion or approximately $468.4 million in U.S. dollars at the exchange rate in effect as of September 30, 2016. In September 2015, in connection with our acquisition of Bit-isle, we entered into a term loan agreement (the "Bridge Term Loan Agreement") with BTMU. BTMU was committed to provide a senior bridge loan facility (the "Bridge Term Loan") in the amount of up to ¥47.5 billion or approximately $468.4 million in U.S. dollars at the exchange rate in effect as of September 30, 2016. In October 2016, we borrowed the full amount of the ¥47.5 billion under the Japanese Yen Term Loan and repaid the Bridge Term Loan for a principal amount of ¥47.5 billion or approximately $453.2 million at the exchange rate in effect on October 31, 2016.
In April and June 2016, as more fully described in Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, holders of our 4.75% convertible subordinated notes converted or redeemed a total of $150.1 million of the principal amount of the notes for 2.0 million shares of our common stock and $3.6 million in cash, comprised of accrued interest, cash paid in lieu of fractional shares and principal redemption. Upon maturity of our 4.75% convertible subordinated notes on June 15, 2016, we settled the related capped call transaction and received 380,779 shares of common stock, which was placed in treasury and resulted in a credit of $141.7 million to additional paid in capital based on the market price of $372.10 on June 15, 2016.
In January 2016, as more fully described in Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we completed our acquisition of Telecity Group plc ("TelecityGroup") for a total purchase price of approximately $1.6 billion in cash and 6.9 million shares of our common stock valued at approximately $2.1 billion, for a total of $3.7 billion. In January 2016, we terminated our bridge credit agreement for £875.0 million, or approximately $1.3 billion, related to the TelecityGroup acquisition.
In January 2016, as more fully described in Notes 4 and 5 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we agreed to divest eight data centers and related assets, including our London 2 data center ("LD2") in London, United Kingdom and seven data centers of TelecityGroup in order to obtain the approval of the European Commission for the acquisition of TelecityGroup. The results of operations for the seven TelecityGroup data centers were classified as net income from discontinued operations, net of tax, from January 15, 2016, the date of the acquisition, through July 5, 2016 in our consolidated statement of operations. In July 2016, we completed the sale of these data centers and related assets to Digital Realty Trust, Inc. ("Digital Realty") for approximately $827.3 million at the exchange rate in effect on July 5, 2016. On August 1, 2016, we purchased Digital Realty’s operating business, including its real estate and facility, in St. Denis, Paris, where we already had an established presence with two IBX data centers, for total cash consideration of approximately €193.8 million or approximately $216.4 million at the exchange rate in effect on August 1, 2016 (the "Paris IBX Data Center Acquisition").
In January 2016, as more fully described in Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we borrowed the full amount of the $250.0 million and £300.0 million, or approximately $438.2 million at the exchange rate in effect on January 8, 2016 ("Term Loan B"), made available to us under the second amendment to our Senior Credit Facility to fund the TelecityGroup acquisition.
Overview
Equinix provides global data center offerings that protect and connect the world’s most valued information assets. Global enterprises, financial services companies and content and network service providers rely upon Equinix’s leading insight and data centers in 41 markets around the world for the safekeeping of their critical IT equipment and the ability to directly connect to the networks that enable today’s information-driven economy. Equinix offers the following solutions: (i) premium data center colocation, (ii) interconnection and (iii) exchange and outsourced IT infrastructure services. As of December 31, 2016, we operated or had partner IBX data centers in the Atlanta, Boston, Chicago, Dallas, Denver, Los Angeles, Miami, New York, Philadelphia, Rio de Janeiro, Sao Paulo, Seattle, Silicon Valley, Toronto and Washington, D.C. metro areas in the Americas region; Bulgaria, Finland, France, Germany, Ireland, Italy, the Netherlands, Poland, Sweden, Switzerland, Turkey, the United Arab Emirates and the United Kingdom in the Europe, Middle East and Africa (“EMEA”) region; and Australia, China, Hong Kong, Indonesia, Japan and Singapore in the Asia-Pacific region.

 Our data centers in 41 markets around the world are a global platform, which allows our customers to increase information and application delivery performance while significantly reducing costs. This global platform and the quality of our IBX data centers have enabled us to establish a critical mass of customers. As more customers choose our IBX data centers, it benefits their suppliers and business partners to colocate with us as well, in order to gain the full economic and performance benefits of our offerings. These partners, in turn, pull in their business partners, creating a “marketplace” for their services. Our global platform enables scalable, reliable and cost-effective colocation, interconnection and traffic exchange that lowers overall cost and increases flexibility. Our focused business model is built on our critical mass of customers and the resulting “marketplace” effect. This global platform, combined with our strong financial position, continues to drive new customer growth and bookings.

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
Our utilization rate represents the percentage of our cabinet space billing versus net sellable cabinet space available, taking into account power limitations. Our utilization rate was approximately 81% as of December 31, 2016 and December 31, 2015. However, excluding the impact of IBX data center expansion projects that have opened during the last 12 months, our utilization rate would be approximately 84% as of December 31, 2016. Our utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.
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
Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during any given quarter of the past three years, more than half of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. Our largest customer accounted for approximately 3% of our recurring revenues for the periods ended December 31, 2016 and 2015 and 2% of our recurring revenues for the period ended December 31, 2014. Our 50 largest customers accounted for approximately 36%, 34% and 36%, respectively, of our recurring revenues for the years ended December 31, 2016, 2015 and 2014.
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
The largest components of our cost of revenues are depreciation, rental payments related to our leased IBX data centers, utility costs, including electricity and bandwidth, IBX data center employees’ salaries and benefits, including stock-based compensation, repairs and maintenance, supplies and equipment and security services. A majority of our cost of revenues is fixed in nature and should not vary significantly from period to period, unless we expand our existing IBX data centers or open or acquire new IBX data centers. However, there are certain costs that are considered more variable in nature, including utilities and supplies that are directly related to growth in our existing and new customer base. We expect the cost of our utilities, specifically electricity, will generally increase in the future on a per-unit or fixed basis, in addition to the variable increase related to the growth in consumption by our customers. In addition, the cost of electricity is generally higher in the summer months, as compared to other times of the year. To the extent we incur increased utility costs, such increased costs could materially impact our financial condition, results of operations and cash flows. Furthermore, to the extent we incur increased electricity costs as a result of either climate change policies or the physical effects of climate change, such increased costs could materially impact our financial condition, results of operations and cash flows.
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
We expect our cost of revenues, sales and marketing expenses and general and administrative expenses to grow in absolute dollars in connection with our business growth. We may periodically see a higher cost of revenues as a percentage of revenue, when a large expansion project opens or is acquired, and before it starts generating any meaningful revenue. Furthermore, in relation to cost of revenues, we note that the Americas region has a lower cost of revenues as a percentage of revenue than either EMEA or Asia-Pacific. This is due to both the increased scale and maturity of the Americas region, compared to either the EMEA or Asia-Pacific region, as well as a higher cost structure outside of the Americas, particularly in EMEA. While we expect all three regions to continue to see lower cost of revenues as a percentage of revenues in future periods, we expect the trend that sees the Americas having the lowest cost of revenues as a percentage of revenues to continue. As a result, to the extent that revenue growth outside the Americas grows in greater proportion than revenue growth in the Americas, our overall cost of revenues as a percentage of revenues may increase in future periods. Sales and marketing expenses may periodically increase as a percentage of revenues as we continue to scale our operations by investing in sales and marketing initiatives to further increase our revenue, including the hiring of additional headcount and new product innovations. General and administrative expenses may also periodically increase as a percentage of revenues as we continue to scale our operations to support our growth.
Taxation as a REIT
We elected to be taxed as a REIT for federal income tax purposes beginning with our 2015 taxable year. As of December 31, 2016, our REIT structure includes all of our data center operations in the U.S., Canada, Japan, our historical data center operations in Europe and a significant portion of the data center operations acquired in the TelecityGroup acquisition. Our data center operations in other jurisdictions are operated as taxable REIT subsidiaries (“TRSs”). We plan to complete the REIT integration of the majority of the remaining TelecityGroup business during the first half of 2017.
As a REIT, we generally are permitted to deduct from our federal taxable income the dividends we pay to our stockholders (including, for this purpose, the value of any deemed distributions attributable to anti-dilution adjustments made with respect to our 4.75% convertible subordinated notes prior to their maturity in 2016). The income represented by such dividends payment is not subject to federal income tax at the entity level but is taxed, if at all, at the stockholder level. Nevertheless, the income of our TRSs which hold our U.S. operations that may not be REIT compliant is subject, as applicable, to federal and state corporate income tax. Likewise, our foreign subsidiaries continue to be subject to foreign income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRSs or through qualified REIT subsidiaries (“QRSs”). We are also subject to a separate corporate income tax on gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as (i) an asset that we held as of the effective date of our REIT election, that is, January 1, 2015, or (ii) an asset that we or a QRS hold following the liquidation or other conversion of a former TRS). This built-in-gains tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset (e.g., January 1, 2015 in the case of REIT assets we held at the time of our REIT conversion), to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset. If we fail to remain qualified for federal income tax as a REIT, we will be subject to federal income tax at regular corporate tax rates. Even if we remain qualified for federal income tax as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRSs’ operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules and some may not follow them at all.
On March 23, June 15, September 14, and December 14 of 2016, we paid quarterly cash dividends of $1.75 per share. We expect these quarterly and other applicable distributions to equal or exceed the taxable income that we recognized in 2016.
We continue to monitor our REIT compliance in order to maintain our qualification for federal income tax as a REIT. For this and other reasons, as necessary we may convert certain of our data center operations in additional countries into the REIT structure in future periods.
Results of Operations
Our results of operations for the year ended December 31, 2016 include the results of operations of TelecityGroup from January 15, 2016, and the Paris IBX Data Center Acquisition from August 1, 2016. Our results of operations for the year ended December 31, 2015 include the results of operations of the Nimbo and Bit-isle acquisitions from January 15, 2015 and November 2, 2015, respectively.
Discontinued Operations
We present the results of operations associated with the TelecityGroup data centers that were divested in July 2016 as discontinued operations in our consolidated statement of operations for the year ended December 31, 2016. We did not have any discontinued operations activity during 2015 or 2014.
Years ended December 31, 2016 and 2015
Revenues.    Our revenues for the years ended December 31, 2016 and 2015 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Years Ended December 31,				% Change
	2016	%	2015	%	Actual	Constant Currency
Americas:
Recurring revenues	$1,593,084	44%	$1,432,084	52%	11%	12%
Non-recurring revenues	86,465	3%	80,451	3%	7%	8%
	1,679,549	47%	1,512,535	55%	11%	11%
EMEA:
Recurring revenues	1,106,652	31%	651,778	24%	70%	75%
Non-recurring revenues	64,687	1%	47,029	2%	38%	42%
	1,171,339	32%	698,807	26%	68%	72%
Asia-Pacific:
Recurring revenues	717,638	20%	485,279	18%	48%	46%
Non-recurring revenues	43,463	1%	29,246	1%	49%	46%
	761,101	21%	514,525	19%	48%	46%
Total:
Recurring revenues	3,417,374	95%	2,569,141	94%	33%	34%
Non-recurring revenues	194,615	5%	156,726	6%	24%	25%
	$3,611,989	100%	$2,725,867	100%	33%	34%

Americas Revenues. During the years ended December 31, 2016 and 2015, our revenues from the United States, the largest revenue contributor in the Americas region for the periods, represented approximately 92% and 93%, respectively, of the regional revenues. Growth in Americas revenues was primarily due to (i) $28.9 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Atlanta, Chicago, Dallas, Silicon Valley and Washington, D.C. metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the year ended December 31, 2016, the U.S. dollar was generally stronger relative to the Canadian dollar and Brazilian real than during the year ended December 31, 2015, resulting in approximately $6.6 million of unfavorable foreign currency impact on our Americas revenues during the year ended December 31, 2016 compared to average exchange rates during the year ended December 31, 2015.
EMEA Revenues.  Revenues for our EMEA region for the year ended December 31, 2016 include $404.1 million of revenues attributable to TelecityGroup, which closed in January 2016, and the Paris IBX Data Center Acquisition, which closed in August 2016. After our acquisition of TelecityGroup, the U.K. continues to be our largest revenue contributor in the EMEA region, providing 32% of regional revenues for the year ended December 31, 2016 compared to 37% of regional revenues for the year ended December 31, 2015. Our EMEA revenue growth was primarily due to (i) $404.1 million of revenues attributable to TelecityGroup and the Paris IBX Data Center Acquisition, (ii) approximately $49.7 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Frankfurt, Paris and Zurich metro areas and (iii) an increase in orders from both our existing customers and new customers during the period. During the year ended December 31, 2016, the impact of foreign currency fluctuations resulted in approximately $33.5 million of net unfavorable foreign currency impact to our EMEA revenues primarily due to a generally stronger U.S. dollar relative to the British pound during the year ended December 31, 2016 compared to the year ended December 31, 2015.
Asia-Pacific Revenues.  Revenues for our Asia-Pacific region for the year ended December 31, 2016 include $148.7 million of revenues attributable to Bit-isle, which closed in November 2015. After our acquisition of Bit-isle, Japan is our largest revenue contributor in the Asia-Pacific region, providing 35% of regional revenues including Bit-isle for the year ended December 31, 2016 compared to 20% for the year ended December 31, 2015. Excluding revenues attributable to Bit-isle, our revenues from Singapore, which was our largest revenue contributor in the Asia-Pacific region before we acquired Bit-isle, represented approximately 38% and 39%, respectively, of the regional revenues for the years ended December 31, 2016 and December 31, 2015. Our Asia-Pacific revenue growth was primarily due to (i) $148.7 million of revenues attributable to Bit-isle, (ii) approximately $58.2 million of revenue generated from our recently-opened IBX data center expansions in the Hong Kong, Melbourne, Shanghai, Singapore, Sydney and Tokyo metro areas and (iii) an increase in orders from both our existing customers and new customers during the period. During the year ended December 31, 2016, the U.S. dollar was generally weaker relative to the Japanese Yen than during the year ended December 31, 2015, resulting in approximately $7.5 million of net favorable foreign currency impact to our Asia-Pacific revenues during the year ended December 31, 2016 when compared to average exchange rates during the year ended December 31, 2015.
Cost of Revenues.  Our cost of revenues for the years ended December 31, 2016 and 2015 were split among the following geographic regions (dollars in thousands):

	Years Ended December 31,				% Change
	2016	%	2015	%	Actual	Constant Currency
Americas	$700,544	38%	$637,604	49%	10%	11%
EMEA	653,766	36%	350,270	27%	87%	91%
Asia-Pacific	466,560	26%	303,632	24%	54%	52%
Total	$1,820,870	100%	$1,291,506	100%	41%	42%

	Years Ended December 31,
	2016	2015
Cost of revenues as a percentage of revenues:
Americas	42%	42%
EMEA	56%	50%
Asia-Pacific	61%	59%
Total	50%	47%

Americas Cost of Revenues. Our Americas cost of revenues for the years ended December 31, 2016 and 2015 included $241.6 million and $219.1 million, respectively, of depreciation expense. The growth in depreciation expense was primarily due to our IBX expansion activity. In addition to the increase in depreciation expense, the increase in our Americas cost of revenues for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to (i) $22.9 million of higher utilities, rent and facilities costs, office expense, consulting, and repairs and maintenance in support of our business growth, (ii) $10.1 million of higher costs primarily due to custom service orders in support of our revenue growth and (iii) $4.5 million of higher compensation costs, including general salaries, bonuses and stock-based compensation. During the year ended December 31, 2016, the impact of foreign currency fluctuations resulted in approximately $4.9 million of net favorable foreign currency impact to our Americas cost of revenues primarily due to a generally stronger U.S. dollar relative to the Brazilian real and Canadian dollar during the year ended December 31, 2016 compared to the year ended December 31, 2015. We expect Americas cost of revenues to increase as we continue to grow our business.
EMEA Cost of Revenues. Cost of revenues for our EMEA region for the year ended December 31, 2016 included $273.5 million of cost of revenues attributable to TelecityGroup, which closed in January 2016, and the Paris IBX Data Center Acquisition, which closed in August 2016. Excluding cost of revenues attributable to TelecityGroup and the Paris IBX Data Center Acquisition, EMEA cost of revenues was $380.3 million for the year ended December 31, 2016 compared to $350.3 million for the year ended December 31, 2015. Depreciation expense, excluding TelecityGroup and the Paris IBX Data Center Acquisition, was $100.8 million and $97.8 million for the years ended December 31, 2016 and 2015, respectively. The growth in depreciation expense was primarily due to our IBX data center expansion activity. Excluding the impact of TelecityGroup and the Paris IBX Data Center Acquisition, the remaining increase in our EMEA cost of revenues was primarily due to (i) $16.4 million of higher utilities, consulting, and repairs and maintenance costs in support of our business growth, (ii) $4.7 million of higher compensation costs, including general salaries, bonuses and stock-based compensation and headcount growth (623 EMEA cost of revenues employees, excluding TelecityGroup employees, as of December 31, 2016 versus 541 as of December 31, 2015), (iii) $8.3 million of other costs primarily related to the impact from cash flow hedges, offset by $4.0 million of lower rent and facilities costs. During the year ended December 31, 2016, the impact of foreign currency fluctuations resulted in approximately $13.6 million of net favorable foreign currency impact to our EMEA cost of revenues, primarily due to a generally stronger U.S. dollar relative to the British pound during the year ended December 31, 2016 compared to the year ended December 31, 2015. We expect EMEA cost of revenues to increase as we continue to grow our business and as a result of our acquisitions of TelecityGroup and the Paris IBX data centers.
Asia-Pacific Cost of Revenues. Cost of revenues for our Asia-Pacific region included $116.0 million and $17.4 million of cost of revenues attributable to Bit-isle, which closed in November 2015, for the years ended December 31, 2016 and 2015, respectively. Excluding cost of revenues attributable to Bit-isle, Asia-Pacific cost of revenues was $350.6 million for Asia-Pacific for the year ended December 31, 2016 compared to $286.2 million for the year ended December 31, 2015. Depreciation expense, excluding Bit-isle, was $149.5 million and $116.9 million for the years ended December 31, 2016 and 2015, respectively. The growth in depreciation expense was primarily due to our IBX data center expansion activity. Excluding the impact of our acquisition of Bit-isle, the remaining increase in our Asia-Pacific cost of revenues was primarily due to (i) $26.0 million of higher utilities, rent, facility costs, consulting, custom service orders, repairs and maintenance costs in support of our business growth and (ii) $4.5 million of higher compensation costs, including general salaries, bonuses and stock-based compensation and headcount growth (431 Asia-Pacific cost of revenues employees as of December 31, 2016 versus 390 as of December 31, 2015, excluding Bit-isle employees in both periods). During the year ended December 31, 2016, the U.S. dollar was generally weaker relative to the Japanese Yen than during the year ended December 31, 2015, resulting in approximately $5.6 million of net unfavorable foreign currency impact to our Asia-Pacific cost of revenues during the year ended December 31, 2016 when compared to average exchange rates during the year ended December 31, 2015. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business, including from the impact of our acquisition of Bit-isle.

Sales and Marketing Expenses. Our sales and marketing expenses for the years ended December 31, 2016 and 2015 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% Change
	2016	%	2015	%	Actual	Constant Currency
Americas	$230,900	53%	$208,310	63%	11%	11%
EMEA	137,887	31%	71,871	22%	92%	98%
Asia-Pacific	69,955	16%	51,831	15%	35%	34%
Total	$438,742	100%	$332,012	100%	32%	34%

	Years Ended December 31,
	2016	2015
Sales and marketing expenses as a percentage of revenues:
Americas	14%	14%
EMEA	12%	10%
Asia-Pacific	9%	10%
Total	12%	12%
Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to (i) $16.4 million of higher compensation costs, including sales compensation, general salaries, bonuses and stock-based compensation and headcount growth (553 Americas sales and marketing employees as December 31, 2016 versus 497 as of December 31, 2015) and (ii) $7.9 million of higher advertising, promotion, consulting and travel expenses to support our growth. During the year ended December 31, 2016, the impact of foreign currency fluctuations to our Americas sales and marketing expenses was not significant when compared to average exchange rates during the year ended December 31, 2015. Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts. We anticipate that we will continue to invest in Americas sales and marketing initiatives. As such, we expect our Americas sales and marketing expenses to continue to grow over the next year.
EMEA Sales and Marketing Expenses. Sales and marketing expenses for our EMEA region for the year ended December 31, 2016 included $53.0 million attributable to TelecityGroup, which closed in January 2016. Excluding the impact of TelecityGroup, our EMEA sales and marketing expenses were $84.9 million for the year ended December 31, 2016 compared to $71.9 million for the year ended December 31, 2015. The increase was primarily due to (i) $6.5 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (283 EMEA sales and marketing employees, excluding TelecityGroup employees, as of December 31, 2016 versus 227 as of December 31, 2015), and (ii) $4.0 million of higher advertising, promotion, consulting, and other marketing expenses to support our growth. During the year ended December 31, 2016, the impact of foreign currency fluctuations resulted in approximately $4.8 million of net favorable foreign currency impact to our EMEA sales and marketing expenses primarily due to a generally stronger U.S. dollar relative to the British pound during the year ended December 31, 2016 compared to the year ended December 31, 2015. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts. We expect our EMEA sales and marketing expenses to increase as a result of the TelecityGroup acquisition.
Asia-Pacific Sales and Marketing Expenses. Sales and marketing expenses for our Asia-Pacific region included $15.6 million and $2.2 million of sales and marketing expenses attributable to Bit-isle, which closed in November 2015, for the years ended December 31, 2016 and 2015, respectively. Excluding the impact of Bit-isle, our Asia-Pacific sales and marketing expenses were $54.4 million for the year ended December 31, 2016 compared to $49.6 million for the year ended December 31, 2015. The increase was primarily due to $4.9 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (205 Asia-Pacific sales and marketing employees as of December 31, 2016 versus 183 as of December 31, 2015, excluding Bit-isle employees in both periods). For the year ended December 31, 2016, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates for the year ended December 31, 2015. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts. We expect our Asia-Pacific sales and marketing expenses to increase as a result of the Bit-isle acquisition.

General and Administrative Expenses. Our general and administrative expenses for the years ended December 31, 2016 and 2015 were split among the following geographic regions (dollars in thousands):

	Years Ended December 31,				% Change
	2016	%	2015	%	Actual	Constant Currency
Americas	$391,637	56%	$347,421	70%	13%	13%
EMEA	228,310	33%	92,803	19%	146%	157%
Asia-Pacific	74,614	11%	53,060	11%	41%	40%
Total	$694,561	100%	$493,284	100%	41%	43%

	Years Ended December 31,
	2016	2015
General and Administrative expenses as a percentage of revenues:
Americas	23%	23%
EMEA	19%	13%
Asia-Pacific	10%	10%
Total	19%	18%
Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $17.5 million of higher depreciation expense associated with certain systems to improve our quote to order and billing processes and other systems to support the integration and growth of our business, (ii) $16.0 million of higher compensation costs, including general salaries, bonuses, stock-based compensation, and headcount growth (934 Americas general and administrative employees as of December 31, 2016 versus 800 as of December 31, 2015) and (iii) $10.7 million of higher office expense, rent and facility cost and outside services consulting costs also in line with our overall growth. During the year ended December 31, 2016, the impact of foreign currency fluctuations to our Americas general and administrative expenses was not significant when compared to average exchange rates for the year ended December 31, 2015. Over the last several years, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments into improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. Going forward, although we are carefully monitoring our spending, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including these investments in our back office systems and maintaining our REIT qualification.
EMEA General and Administrative Expenses. General and administrative expenses for our EMEA region for the year ended December 31, 2016 included $92.7 million attributable to TelecityGroup, which closed in January 2016, and the Paris IBX Data Center Acquisition, which closed in August 2016. Excluding the impact of TelecityGroup and the Paris IBX Data Center Acquisition, our EMEA general and administrative expenses were $135.6 million for the year ended December 31, 2016 compared to $92.8 million for the year ended December 31, 2015. Excluding the impact of TelecityGroup and the Paris IBX Data Center Acquisition, the increase was primarily due to (i) $22.8 million of higher consulting services, travel, office and rent and facility costs to support the integration of TelecityGroup and (ii) $18.0 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (562 EMEA general and administrative employees, excluding TelecityGroup employees, as of December 31, 2016 versus 420 as of December 31, 2015). During the year ended December 31, 2016, the impact of foreign currency fluctuations resulted in approximately $10.1 million of net favorable foreign currency impact to our EMEA general and administrative expenses primarily due to a generally stronger U.S. dollar relative to the British pound during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in EMEA general and administrative expenses as a percentage of revenue is primarily due to an increase in amortization expense of $43.9 million associated with the TelecityGroup acquired intangibles. Over the last several years, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth, as well as ongoing integration of TelecityGroup.
Asia-Pacific General and Administrative Expenses. General and administrative expenses for our Asia-Pacific region included $17.4 million and $5.8 million of general and administrative expenses attributable to Bit-isle, which closed in November 2015, for the years ended December 31, 2016 and 2015, respectively. Excluding the impact of Bit-isle, our Asia-Pacific general and administrative expenses were $57.2 million for the year ended December 31, 2016, as compared to $47.3 million for the year ended December 31, 2015. Excluding the impact of Bit-isle, the increase was primarily due to $8.5 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (317 Asia-Pacific general and administrative employees as of December 31, 2016 versus 266 as of December 31, 2015, excluding Bit-isle employees in both periods). For the year ended December 31, 2016, the impact of foreign currency fluctuations to our Asia-Pacific general and administrative expenses was not significant when compared to average exchange rates of the year ended December 31, 2015. Going forward, although we are carefully monitoring our spending, we expect Asia-Pacific general and administrative expenses to increase as a result of our acquisition and integration of Bit-isle and as we continue to scale our operations to support our growth.
Acquisition Costs.  During the year ended December 31, 2016, we recorded acquisition costs totaling $64.2 million primarily attributed to the EMEA region due to the acquisitions of Telecity and the Paris IBX Data Center. During the year ended December 31, 2015, we recorded acquisition costs totaling $41.7 million primarily attributed to the EMEA region, and to a lesser degree, to the Asia-Pacific region.
Impairment Charges. During the year ended December 31, 2016, we recorded impairment charges totaling $7.7 million in the Asia-Pacific region relating to assets held for sale. We did not have impairment charges during the year ended December 31, 2015.
Gain on Asset Sales. During the year ended December 31, 2016, we recorded a gain on asset sales of $32.8 million primarily relating to the sale of the LD2 data center in the EMEA region and a parcel of land in San Jose in the Americas region. We did not have any gain on asset sales during the year ended December 31, 2015.
Income from Operations. Our income from operations for the years ended December 31, 2016 and 2015 were split among the following geographic regions (dollars in thousands):

	Years Ended December 31,				% Change
	2016	%	2015	%	Actual	Constant Currency
Americas	$352,180	57%	$324,458	57%	9%	9%
EMEA	124,853	20%	145,527	26%	(14)%	(11)%
Asia-Pacific	141,706	23%	97,357	17%	46%	44%
Total	$618,739	100%	$567,342	100%	9%	10%
Americas Income from Operations. The increase in our Americas income from continuing operations was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above as well as the gain recognized on the sale of the San Jose land parcel, partially offset by higher cost of revenues and operating expenses primarily attributable to higher compensation and other headcount related expenses to support our growth. The impact of foreign currency fluctuations on our Americas income from continuing operations for the year ended December 31, 2016 was not significant when compared to average exchange rates of the year ended December 31, 2015.
EMEA Income from Operations. The decrease in our EMEA income from continuing operations was primarily due to acquisition and integration costs incurred in connection with our acquisition of TelecityGroup, which closed in January 2016, as well as the increased depreciation and amortization created from the purchase accounting for TelecityGroup and the Paris IBX Data Center Acquisition, partially offset by the gain recognized on the sale of the LD2 data center. During the year ended December 31, 2016, the impact of foreign currency fluctuations resulted in approximately $5.2 million of net unfavorable foreign currency impact to our EMEA income from continuing operations primarily due to a generally stronger U.S. dollar relative to the British pound during the year ended December 31, 2016 compared to the year ended December 31, 2015.
Asia-Pacific Income from Operations. The increase in our Asia-Pacific income from continuing operations was primarily due to higher revenues as a result of our acquisition and integration of Bit-isle, which closed in November 2015, as well as our IBX data center expansion activity and organic growth as described above, partially offset by the impairment charges, higher cost of revenues and operating expenses primarily attributable to our acquisition of Bit-isle as well as higher compensation and other headcount related expenses and higher professional fees to support our growth. The impact of foreign currency fluctuations on our Asia-Pacific income from continuing operations for the year ended December 31, 2016 was not significant when compared to average exchange rates of the year ended December 31, 2015.
Interest Income. Interest income was $3.5 million and $3.6 million for the years ended December 31, 2016 and 2015, respectively. The average yield for the year ended December 31, 2016 was 0.37% versus 0.38% for the year ended December 31,

2015. We expect our interest income to remain at these low levels for the foreseeable future due to lower invested balances and a portfolio more weighted towards money market funds.
Interest Expense.  Interest expense increased to $392.2 million for the year ended December 31, 2016 from $299.1 million for the year ended December 31, 2015. This increase in interest expense was primarily due to the impact of our $1.1 billion of senior notes issued in December 2015, $614.7 million outstanding in seven-year term loans we borrowed in January 2016 and $406.6 million outstanding in five-year term loans we borrowed in October 2016, replacing a bridge term loan facility we borrowed to finance our acquisition of Bit-isle, which closed in November 2015, as well as additional financings such as various capital lease and other financing obligations to support our expansion projects. The increase in interest expense is partially offset by the settlement of the 4.75% convertible debt in June 2016. During the years ended December 31, 2016 and 2015, we capitalized $13.3 million and $10.9 million, respectively, of interest expense to construction in progress. Going forward, we expect to incur higher interest expense as we borrowed the €1.0 billion Term B-2 Loan in January 2017. We also expect to incur additional indebtedness to support our growth and acquisition opportunities including the Verizon Asset Purchase, resulting in higher interest expense going forward.
Other Income (Expense). We recorded net other expense of $57.9 million and $60.6 million for the years December 31, 2016 and 2015, respectively, primarily due to foreign currency exchange losses during the periods.
Loss on Debt Extinguishment. During the year ended December 31, 2016, we recorded a $12.3 million loss on debt extinguishment as a result of the settlement of the financing obligations for our Paris 3 IBX data center, a portion of the lender fees associated with the Japanese Yen Term Loan, and the prepayment and termination of our 2012 and 2013 Brazil financings. During the year ended December 31, 2015, we recorded a $0.3 million loss on debt extinguishment which was attributable to partial conversions of our 4.75% convertible subordinated notes in December 2015.
Income Taxes. Effective January 1, 2015, we have operated as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income taxes on our taxable income distributed to our stockholders. We intend to distribute the entire taxable income generated by the operations of our REIT and its QRSs for the tax years ended December 31, 2016 and December 31, 2015, respectively. As such, no provision for U.S. income taxes for the REIT and its QRSs has been included in the accompanying consolidated financial statements for the years ended December 31, 2016 and 2015.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as a QRS or TRS have been accrued, as necessary, for the years ended December 31, 2016 and 2015.
For the years ended December 31, 2016 and 2015, we recorded $45.5 million and $23.2 million of income tax expenses, respectively. Our effective tax rates were 28.4% and 11.0%, respectively, for the years ended December 31, 2016 and 2015. The increase in the effective tax rate in 2016 as compared to 2015 is primarily due to higher profits in the domestic TRS and larger amount of non-deductible interest expenses within our EMEA operations.
We recorded excess income tax benefits of $2,773,000 and $30,000 during the year ended December 31, 2016 and 2015, respectively, in our consolidated balance sheets.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gain on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to income or loss from operations. Our adjusted EBITDA for the years ended December 31, 2016 and 2015 was split among the following geographic regions (dollars in thousands):

	Years Ended December 31,				% Change
	2016	%	2015	%	Actual	Constant Currency
Americas	$787,311	47%	$698,604	55%	13%	13%
EMEA	494,263	30%	318,561	25%	55%	59%
Asia-Pacific	375,900	23%	254,462	20%	48%	46%
Total	$1,657,474	100%	$1,271,627	100%	30%	31%

Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. During the year ended December 31, 2016, currency fluctuations resulted in approximately $2.2 million of net unfavorable foreign currency impact on our Americas adjusted EBITDA primarily due to the generally stronger U.S. dollar relative to the Brazilian real and Canadian dollar during the year ended December 31, 2016 compared to the year ended December 31, 2015.
EMEA Adjusted EBITDA. Adjusted EBITDA for our EMEA region includes $189.0 million of adjusted EBITDA attributable to our acquisition of TelecityGroup, which closed in January 2016, and the Paris IBX Data Center Acquisition, which closed in August 2016. Excluding adjusted EBITDA attributable to TelecityGroup and the Paris IBX Data Center Acquisition, the decrease in our EMEA adjusted EBITDA was primarily due to higher operating costs as result of our IBX data center expansion activity and organic growth as described above and integration costs relating to TelecityGroup acquisition. During the year ended December 31, 2016, currency fluctuations resulted in approximately $10.7 million of net unfavorable foreign currency impact to our EMEA adjusted EBITDA primarily due to a generally stronger U.S. dollar relative to the British pound during the year ended December 31, 2016 compared to the year ended December 31, 2015.
Asia-Pacific Adjusted EBITDA. Adjusted EBITDA for our Asia-Pacific region includes $50.3 million and $5.2 million of adjusted EBITDA attributable to our acquisition of Bit-isle, which closed in November 2015, for the years ended December 31, 2016 and 2015, respectively. Excluding adjusted EBITDA attributable to Bit-isle, the increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. During the year ended December 31, 2016, the U.S. dollar was generally weaker relative to the Japanese Yen than during the year ended December 31, 2015, resulting in approximately $4.1 million of net favorable foreign currency impact to our Asia-Pacific revenues during the year ended December 31, 2016 when compared to average exchange rates during the year ended December 31, 2015.
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
Asia-Pacific Cost of Revenues. Asia-Pacific cost of revenues for the year ended December 31, 2015 included $17.4 million of cost of revenues attributable to our acquisition of Bit-isle, which closed in November 2015. Excluding cost of revenues attributable to Bit-isle, Asia-Pacific cost of revenues for the year ended December 31, 2015 was $286.2 million compared to $255.6 million for the year ended December 31, 2014. Depreciation expense, excluding Bit-isle, was $116.9 million and $101.4 million for the years ended December 31, 2015 and 2014, respectively. Growth in depreciation expense was primarily due to our IBX data center expansion activity. In addition to the increase in depreciation expense, the increase in Asia-Pacific cost of revenues, excluding cost of revenues attributable to Bit-isle, was primarily due to $9.9 million in higher consulting costs, utility costs, repairs and maintenance costs and rent and facility costs in support of our revenue growth as well as $2.8 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (390 employees included in Asia-Pacific cost of revenues, excluding Bit-isle employees, as of December 31, 2015 versus 342 as of December 31, 2014). During the year ended December 31, 2015, currency fluctuations resulted in approximately $24.7 million of net favorable foreign currency impact on our Asia-Pacific cost of revenues primarily due to the generally stronger U.S. dollar relative to the Australian dollar, Japanese yen and Singapore dollar during the year ended December 31, 2015 compared to the year ended December 31, 2014.
Sales and Marketing Expenses. Our sales and marketing expenses for the years ended December 31, 2015 and 2014 were split among the following geographic regions (dollars in thousands):

	Years Ended December 31,				% Change
	2015	%	2014	%	Actual	Constant Currency
Americas	$208,310	63%	$172,264	58%	21%	24%
EMEA	71,871	22%	79,890	27%	(10)%	—%
Asia-Pacific	51,831	15%	43,949	15%	18%	27%
Total	$332,012	100%	$296,103	100%	12%	18%

	Years Ended December 31,
	2015	2014
Sales and marketing expenses as a percentage of revenues:
Americas	14%	13%
EMEA	10%	13%
Asia-Pacific	10%	10%
Total	12%	12%
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
Acquisition Costs.  During the year ended December 31, 2015, we recorded acquisition costs totaling $41.7 million primarily attributed to the EMEA region, and to a lesser degree, to the Asia-Pacific region. During the year ended December 31, 2014, we recorded acquisition costs totaling $2.5 million primarily attributed to the EMEA regions.
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
Interest Expense.  Interest expense increased to $299.1 million for the year ended December 31, 2015 from $270.6 million for the year ended December 31, 2014. This increase in interest expense was primarily due to the full impact recognized for the year ended December 31, 2015 of our $1.25 billion senior notes offering in November 2014, the $0.5 billion Term loan A we borrowed in December 2014 under our senior credit facility and $18 million of higher interest expense from various capital lease and other financing obligations to support our expansion projects, which was partially offset by the redemption of our 7.00% senior notes in December 2014, the settlement of the 3.00% convertible notes and the partial redemption of the 4.75% convertible notes in June 2014. During the years ended December 31, 2015 and 2014, we capitalized $10.9 million and $19.0 million, respectively, of interest expense to construction in progress.
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
Income Taxes. During the year ended December 31, 2015 and 2014, we recorded $23.2 million and $345.5 million of income tax expenses, respectively. We recognized a significantly lower income tax provision in 2015 as compared to the income tax provision in 2014 primarily due to the de-recognition, in 2014, of the deferred tax assets and liabilities of our U.S. operations upon conversion to a REIT.
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

Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gain on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to income or loss from operations. Our adjusted EBITDA for the years ended December 31, 2015 and 2014 was split among the following geographic regions (dollars in thousands):

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
Our primary non-GAAP financial measures, adjusted EBITDA and adjusted funds from operations (“AFFO”), exclude depreciation expense as these charges primarily relate to the initial construction costs of our IBX data centers and do not reflect our current or future cash spending levels to support our business. Our IBX data centers are long-lived assets and have an economic life greater than 10 years. The construction costs of an IBX data center do not recur with respect to such data center, although we may incur initial construction costs in future periods with respect to additional IBX data centers, and future capital expenditures remain minor relative to our initial investment. This is a trend we expect to continue. In addition, depreciation is also based on the estimated useful lives of our IBX data centers. These estimates could vary from actual performance of the asset, are based on historical costs incurred to build out our IBX data centers and are not indicative of current or expected future capital expenditures. Therefore, we exclude depreciation from our operating results when evaluating our operations.
In addition, in presenting adjusted EBITDA and AFFO, we exclude amortization expense related to acquired intangible assets. Amortization expense is significantly affected by the timing and magnitude of our acquisitions and these charges may vary in amount from period to period. We exclude amortization expense to facilitate a more meaningful evaluation of our current operating performance and comparisons to our prior periods. We exclude accretion expense, both as it relates to asset retirement obligations as well as accrued restructuring charge liabilities, as these expenses represent costs which we believe are not meaningful in evaluating our current operations. We exclude stock-based compensation expense, as it can vary significantly from period to period based on share price, the timing, size and nature of equity awards. As such, we, and many investors and analysts, exclude this stock-based compensation expense to compare our operating results with those of other companies. We also exclude restructuring charges. The restructuring charges relate to our decisions to exit leases for excess space adjacent to several of our IBX data centers, which we did not intend to build out, or our decision to reverse such restructuring charges. We also exclude impairment charges related to certain long-lived assets. The impairment charges are related to expense recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets are not recoverable. We also exclude gains on asset sales as it represents profit that is not meaningful in evaluating the current or future operating performance. Finally, we exclude acquisition costs from AFFO and adjusted EBITDA to allow more comparable comparisons of our financial results to our historical operations. The acquisition costs relate to costs we incur in connection with business combinations. Such charges generally are not relevant to assessing the long-term performance of the company. In addition, the frequency and amount of such charges vary significantly based on the size and timing of the acquisitions. Management believes items such as restructuring charges, impairment charges, gains on asset sales and acquisition costs are non-core transactions; however, these types of costs may occur in future periods.
Adjusted EBITDA
We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs, and gain on asset sales as presented below (in thousands):

	Years Ended December 31,
	2016	2015	2014
Income from operations	$618,739	$567,342	$509,266
Depreciation, amortization, and accretion expense	843,510	528,929	484,129
Stock-based compensation expense	156,148	133,633	117,990
Acquisition costs	64,195	41,723	2,506
Impairment charges	7,698	—	—
Gain on asset sales	(32,816)	—	—
Adjusted EBITDA	$1,657,474	$1,271,627	$1,113,891
Our adjusted EBITDA results have improved each year and in each region in total dollars due to the improved operating results discussed earlier in “Results of Operations”, as well as the nature of our business model consisting of a recurring revenue stream and a cost structure which has a large base that is fixed in nature also discussed earlier in “Overview”.
Funds from Operations (“FFO”) and AFFO
We use FFO and AFFO, which are non-GAAP financial measures commonly used in the REIT industry. FFO is calculated in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO represents net income (loss), excluding gain (loss) from the disposition of real estate assets, depreciation and amortization on real estate assets and adjustments for unconsolidated joint ventures’ and non-controlling interests’ share of these items.
We use AFFO to evaluate our performance on a consolidated basis and as a metric in the determination of employees’ annual bonuses beginning in 2015 and vesting of restricted stock units that were granted beginning in 2015 and that have both service and performance conditions. In presenting AFFO, we exclude certain items that we believe are not good indicators of our current or future operating performance. AFFO represents FFO excluding depreciation and amortization expense on non-real estate assets, accretion, stock-based compensation, restructuring charges, impairment charges, acquisition costs, an installation revenue adjustment, a straight-line rent expense adjustment, amortization of deferred financing costs, gain (loss) on debt extinguishment, an income tax expense adjustment, recurring capital expenditures and adjustments for unconsolidated joint ventures' and noncontrolling interests’ share of these items, gain on asset sales and net income (loss) from discontinued operations, net of tax. The adjustments for both installation revenue and straight-line rent expense are intended to isolate the cash activity included within the straight-lined or amortized results in the consolidated statement of operations. We exclude the amortization of deferred financing costs as these expenses relate to the initial costs incurred in connection with debt financings that have no current or future cash obligations. We exclude gain (loss) on debt extinguishment since it generally represents the write-off of initial costs incurred in connection with debt financings or a cost that is incurred to reduce future interest costs and is not a good indicator of our current or future operating performance. We include an income tax expense adjustment, which represents the non-cash tax impact due to changes in valuation allowances, uncertain tax positions and deferred taxes that do not relate to current period’s operations. We deduct recurring capital expenditures, which represent expenditures to extend the useful life of its IBX centers or other assets that are required to support current revenues. We also exclude net income (loss) from discontinued operations, net of tax, which represents results that may not recur and are not a good indicator of our current future operating performance.

Our FFO and AFFO were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net income (loss)	$126,800	$187,774	$(260,726)
Net loss attributable to redeemable non-controlling interests	—	—	1,179
Net income (loss) attributable to Equinix	126,800	187,774	(259,547)
Adjustments:
Real estate depreciation and amortization	626,564	439,969	417,703
(Gain) loss on disposition of real estate property	(28,388)	1,382	301
Adjustments for FFO from unconsolidated joint ventures	113	113	112
Non-controlling interests' share of above adjustments	—	—	(5,303)
NAREIT FFO attributable to common stockholders	$725,089	$629,238	$153,266

	Years Ended December 31,
	2016	2015	2014
NAREIT FFO attributable to common stockholders	$725,089	$629,238	$153,266
Adjustments:
Installation revenue adjustment	20,161	35,498	25,720
Straight-line rent expense adjustment	7,700	7,931	13,048
Amortization of deferred financing costs	18,696	16,135	19,020
Stock-based compensation expense	156,149	133,633	117,990
Non-real estate depreciation expense	87,781	58,165	36,232
Amortization expense	122,862	27,446	27,756
Accretion expense	6,303	3,349	2,438
Recurring capital expenditures	(141,819)	(120,281)	(105,366)
Loss on debt extinguishment	12,276	289	156,990
Acquisition costs	64,195	41,723	2,506
Impairment charges	7,698	—	—
Net income from discontinued operations, net of tax	(12,392)	—	—
Income tax expense adjustment	3,680	(1,270)	315,289
Adjustments for AFFO from unconsolidated joint ventures	(40)	(58)	(76)
Non-controlling interests' share of above adjustments	—	—	(3,134)
AFFO	$1,078,339	$831,798	$761,679
Our AFFO results have improved due to the improved operating results discussed earlier in “Results of Operations,” as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in “Overview.”
Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies such as the Euro, British pound, Japanese yen, Singapore dollar, Australian dollar and Brazilian real. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the year ended December 31, 2015 are used as exchange rates for the year ended December 31, 2016 when comparing the year ended December 31, 2016 with the year ended December 31, 2015, and average rates in effect for the year ended December 31, 2014 are used as exchange rates for the year ended December 31, 2015 when comparing the year ended December 31, 2015 with the year ended December 31, 2014).
Liquidity and Capital Resources
As of December 31, 2016, our total indebtedness was comprised of debt and financing obligations totaling approximately $6,821.6 million consisting of (a) approximately $3,850.0 million of principal from our senior notes, (b) approximately $1,511.8 million from our capital lease and other financing obligations, and (c) $1,459.8 million of principal from our mortgage and other loans payable (gross of discount and premium).
We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, payment of regular dividend distributions and completion of our publicly-announced expansion projects. As of December 31, 2016, we had $761.9 million of cash, cash equivalents and short-term and long-term investments, of which approximately $380.8 million was held in the U.S. We believe that our current expansion activities can be funded with our cash and cash equivalents and investments. On December 6, 2016, we entered into a transaction agreement with Verizon to acquire Verizon's colocation services business at 24 data center sites located in the United States, Brazil and Colombia for a cash purchase price of $3,600.0 million. We expect to fund the acquisition with a combination of cash on hand, proceeds from the €1,000.0 million Term B-2 Loan which we borrowed in full on January 6, 2017 (see Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K), and proceeds from future debt and equity financings. In connection with the Verizon Asset Purchase, we entered into a commitment letter to provide a senior unsecured bridge facility in the aggregate principal amount of $2,000.0 million for the purpose of funding a portion of the cash consideration for the acquisition. See Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
As of December 31, 2016, we had 30 irrevocable letters of credit totaling $50.5 million issued and outstanding under the revolving credit facility; as a result of these letters of credit, we had a total of approximately $1,449.5 million of additional liquidity available to us under the revolving credit facility. Besides any further financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base, and have continued to experience relatively strong collections, if the current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity. Additionally, we may pursue additional expansion opportunities, primarily the build out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions. While we expect to fund these plans with our existing resources, additional financing, either debt or equity, may be required, and if current market conditions were to deteriorate, we may be unable to secure additional financing or any such additional financing may only be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.
We completed our conversion to a REIT in 2014 and began operating as a REIT effective January 1, 2015. As a result of our conversion to a REIT, we made special distributions to our stockholders in 2015 and 2014. The distributions were payable in common stock or cash at the election of our stockholders, with the cash portion of the distributions subject to certain maximum amounts. As a result of the special distributions, we paid a total of $125.5 million in 2015 and $83.3 million in 2014 and distributed 1.7 million and 1.5 million shares of common stock in 2015 and 2014, respectively. Also as a result of our conversion to a REIT, we began paying quarterly dividends in 2015. We paid an aggregate of $499.5 million of quarterly cash dividends during 2016 and $521.5 million of quarterly cash dividends and special distribution during 2015.
Sources and Uses of Cash

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$1,016,580	$894,793	$689,420
Net cash used in investing activities	(1,592,155)	(1,134,927)	(435,839)
Net cash provided by (used in) financing activities	(894,292)	1,873,182	107,401

Operating Activities
The increase in net cash provided by operating activities during 2016 compared to 2015 was primarily due to improved operating results combined with incremental operating cash provided by the acquisition of TelecityGroup in January 2016 and inclusion of full year operating results of Bit-isle. The increase in net cash provided by operating activities during 2015 compared to 2014 was primarily due to improved operating results.
Investing Activities
The increase in net cash used in investing activities during 2016 compared to 2015 was primarily due to the increase in spending for the acquisitions of TelecityGroup and the Paris IBX Data Center of $1,521.4 million, net of cash acquired, over prior year acquisition spending, a decrease in sales and maturities of investments, net of purchases, of $503.3 million and $245.2 million of higher capital expenditures, primarily a result of expansion activity. These uses were partially offset by proceeds from sales of assets of $851.6 million, net of cash transferred, and changes in restricted cash totaling $950.9 million related primarily to the TelecityGroup acquisition. The increase in net cash used in investing activities during 2015 compared to 2014 was primarily due to a $513.9 million increase in restricted cash, primarily in connection with our cash and share offer for TelecityGroup, $245.6 million, net of cash for our acquisition of Bit-isle and Nimbo, $207.9 million of higher capital expenditures primarily as a result of expansion activity and $21.5 million of higher purchases of real estate, partially offset by $187.0 million of lower purchase of investments and $87.6 million of higher sales and maturities of investment.
During 2017, we expect to complete the acquisition of Verizon's data center sites located in the United States, Brazil and Colombia. We also anticipate our IBX expansion construction activity will be approximately the same as our 2016 levels. If the opportunity to expand is greater than planned and we have sufficient funding to pursue such expansion opportunities, we may further increase the level of capital expenditures to support this growth as well as pursue additional business acquisitions, property acquisitions or joint ventures.
Financing Activities
Net cash used in financing activities during 2016 was primarily due to (i) $1,462.9 million repayment of loans payable including repayment of loans assumed in the TelecityGroup acquisition, bridge term loan and revolving credit facility, (ii) $114.4 million repayment of capital lease and other financing obligations and (iii) $499.5 million payment of dividends, partially offset by (iv) $1,168.3 million of proceeds from loans payable including proceeds from our Term Loan B and Japanese Yen Term Loan. Net cash provided by financing activities during 2015 was primarily due to (i) $1,100.0 million of gross proceeds from the senior notes offering in December 2015, (ii) $829.5 million of net proceeds from our public offering of common stock in November 2015, (iii) $1,197.1 million of proceeds from loans payable including proceeds from our term loan modification, our bridge term loan and our revolving credit facility, partially offset by (iv) $715.3 million repayment of mortgage and loans payable including repayment of $171.2 million of loans assumed in the Bit-isle acquisition and repayment of $544.1 million of U.S. dollar-denominated term loan and other mortgage and loan payments, (v) $396.0 million of quarterly dividend distributions and (vi) $125.5 million of special distributions. The net cash provided by financing activities for 2014 was primarily due to $1,250.00 million of proceeds from the senior notes offering in November 2014, $500.0 million of proceeds from the term loan facility, partially offset by (i) $1,100.0 million for repayment of debt including $750.0 million for the redemption of the 7.00% senior notes, prepayment of the remaining principal balance of the U.S. term loan of $110.0 million, $43.5 million for repayments of mortgage and other loan payable, and $29.5 million for the exchanges of the 3.00% convertible subordinated notes and 4.75% convertible subordinated notes, (ii) $298.0 million for the purchases of treasury stock, (iii) $226.3 million for the purchase of Riverwood’s interest in ALOG and the approximate 10% of ALOG owned by ALOG management and (iv) $83.3 million for the cash portion of the special distribution. Going forward, we expect that our financing activities will consist primarily of repayment of our debt and additional financings needed to support expansion opportunities, additional acquisitions or joint ventures and the payment of our regular cash dividends.
Debt Obligations
Debt Facilities
We have various debt obligations with maturity dates ranging from 2017 to 2026 under which a total principal balance of $5,309.8 million remained outstanding (gross of debt issuance cost and discounts) as of December 31, 2016. For further information on debt obligations, see “Debt Facilities” in Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Capital Lease and Other Financing Obligations
We have numerous capital lease and other financing obligations with maturity dates ranging from 2017 to 2053 under which a total principal balance of $1,511.8 million remained outstanding as of December 31, 2016 with a weighted average effective interest rate of 7.96%. For further information on our capital leases and other financing obligations, see “Capital Leases and Other Financing Obligations” in Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
Contractual Obligations and Off-Balance-Sheet Arrangements
We lease a majority of our IBX data centers and certain equipment under non-cancelable lease agreements expiring through 2065. The following represents our debt maturities, financings, leases and other contractual commitments as of December 31, 2016 (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Senior notes (1)	$—	$—	$—	$500,000	$—	$3,350,000	$3,850,000
Term loan A (1)	37,356	37,356	317,526	—	—	—	392,238
Term loan B(1)	6,194	6,194	6,194	6,194	6,194	583,774	614,744
Japan term loan (1)	21,400	21,400	21,400	21,400	321,000	—	406,600
Mortgage payable (1)	1,060	1,106	1,153	1,203	1,256	24,532	30,310
Other loans payable (1)	1,918	1,957	1,997	2,038	2,080	5,944	15,934
Interest (2)	252,985	251,717	250,297	227,385	213,697	514,313	1,710,394
Capital lease and other financing obligations (3)	161,602	158,887	154,764	153,763	155,103	1,520,510	2,304,629
Operating leases (4)	142,854	138,555	134,123	122,781	114,890	958,068	1,611,271
Other contractual commitments (5)	446,932	45,420	6,460	14,379	3,681	22,430	539,302
Asset retirement obligations (6)	10,511	5,398	13,223	3,596	3,526	66,761	103,015
	$1,082,812	$667,990	$907,137	$1,052,739	$821,427	$7,046,332	$11,578,437
_________________________

(1)	Represents principal and premium only.

(2)	Represents interest on mortgage payable, senior notes, term loan facilities and other loans payable based on their approximate interest rates as of December 31, 2016.

(3)	Represents principal and interest.

(4)	Represents minimum operating lease payments, excluding potential lease renewals.

(5)	Represents unaccrued contractual commitments. Other contractual commitments are described below.

(6)	Represents liability, net of future accretion expense.
In connection with certain of our leases and other contracts requiring deposits, we entered into 30 irrevocable letters of credit totaling $50.5 million under the revolving credit facility. These letters of credit were provided in lieu of cash deposits. If the landlords for these IBX leases decide to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the revolving credit facility. These contingent commitments are not reflected in the table above.
We had accrued liabilities related to uncertain tax positions totaling approximately $53.3 million as of December 31, 2016. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.
Primarily as a result of our various IBX data center expansion projects, as of December 31, 2016, we were contractually committed for $234.4 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during 2017 and thereafter, is reflected in the table above as “other contractual commitments.”
We had other non-capital purchase commitments in place as of December 31, 2016, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2017 and beyond. Such other purchase commitments as of December 31, 2016, which total $304.9 million, are also reflected in the table above as “other contractual commitments.”

In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $634.7 million to $734.7 million, in addition to the $539.3 million in contractual commitments discussed above as of December 31, 2016, for our various IBX data center expansion projects during 2017 and thereafter in order to complete the work needed to open these IBX data centers. These non-contractual capital expenditures are not reflected in the table above. If we so choose, whether due to economic factors or other considerations, we could delay these non-contractual capital expenditure commitments to preserve liquidity.
On January 6, 2017, we borrowed the full amount of the €1.0 billion Term B-2 Loan, which is not reflected in the table above.
Other Off-Balance-Sheet Arrangements
We have various guarantor arrangements with both our directors and officers and third parties, including customers, vendors and business partners. As of December 31, 2016, there were no significant liabilities recorded for these arrangements. For additional information, see “Guarantor Arrangements” in Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
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

As of December 31, 2016 and 2015, we recorded a total of net deferred tax liabilities of $212.0 million and $39.5 million, respectively. As of December 31, 2016 and 2015, we had a total valuation allowance of $29.2 million and $29.9 million, respectively. During the year ended December 31, 2016, we decided to release the valuation allowances related to the historical data center operations in Japan. This reduction in valuation allowance was partially offset by the full valuation allowance setups in Brazil and Canada as well as the change in valuation allowances in Europe due to the TelecityGroup acquisition and integration. During the year ended December 31, 2015, we decided to provide a partial release of valuation allowance against the net deferred tax assets associated with certain foreign operating entities, which resulted in an insignificant income tax benefit in our consolidated results of operations.

For the year ended December 31, 2016, our decision to release our valuation allowances in Japan was due to the tax free merger of Bit-isle into Equinix Japan on January 1, 2017. This results in an overall net deferred tax liability position for the surviving entity so that it is more likely than not the deferred tax assets can be realized via deferred tax liability reversal.

Our decision to release our valuation allowances in other jurisdiction was based on our belief that the operations of these jurisdictions had achieved a sufficient level of profitability and will sustain a sufficient level of profitability in the future to support the release of these valuation allowances based on relevant facts and circumstances. However, if our assumptions on the future performance of these jurisdictions prove not to be correct and these jurisdictions are not able to sustain a sufficient level of profitability to support the associated deferred tax assets on our consolidated balance sheet, we will have to impair our deferred tax assets through an additional valuation allowance, which would impact our financial position and results of operations in the period such a determination is made.

Our remaining valuation allowance as of December 31, 2016 was $29.2 million and relates to certain of our subsidiaries outside of the U.S. If and when we reduce our remaining valuation allowances, it will have a favorable impact to our financial position and results of operations in the periods such determinations are made. We will continue to assess the need for our valuation allowances, by country or location, in the future.

As of December 31, 2016 and 2015, we had unrecognized tax benefits of $72.2 million and $30.8 million, respectively, exclusive of interest and penalties. During the year ended December 31, 2016, the unrecognized tax benefits increased by $41.4 million primarily due to the TelecityGroup acquisition and integration. During the year ended December 31, 2015, the unrecognized tax benefits decreased by $5.3 million primarily due to an agreement with Dutch Tax Authorities on the availability of historical loss carry-forwards to offset future profits generated by the Dutch fiscal unity. The unrecognized tax benefits of $72.2 million as of December 31, 2016, if subsequently recognized, will affect our effective tax rate favorably at the time when such benefits are recognized.

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

During the last three years, we have completed four business combinations, including the Paris IBX data center acquisition in August 2016, TelecityGroup acquisition in January 2016, Bit-isle acquisition in November 2015, and Nimbo acquisition in January 2015.The purchase price allocation for the TelecityGroup and Bit-isle acquisitions were completed in the fourth quarters of 2016 and 2015, respectively.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we used to complete the purchase price allocations and the fair value of assets acquired and liabilities assumed. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material, which would be recorded in our consolidated statements of operations in 2017 or beyond.

Accounting for Impairment of Goodwill

In accordance with the accounting standard for goodwill and other intangible assets, we perform goodwill impairment reviews annually, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

During the year ended December 31, 2016, we elected to perform the first step of the two-step goodwill impairment test.

We completed annual goodwill impairment assessment of the Americas reporting unit, the EMEA reporting unit and the Asia-Pacific reporting unit and concluded that the fair values of the reporting units exceeded their carrying values. Goodwill is not considered impaired and we are not required to perform step two of goodwill impairment test.

In 2016, we elected to perform the first step of the two-step goodwill impairment test, we used both the income and market approach. The income approach is based on the ten-year business plan. We apply the weighted-average cost of capital applicable to our reporting units as discount rates. This requires assumptions and estimates derived from a review of our actual and forecasted operating results, approved business plans, future economic conditions and other market data. The market approach requires judgment in determining the appropriate market comparables.

In 2015, we elected to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value requires assumptions and estimates before performing the two-step goodwill impairment test, the assessment requires assumptions and estimates derived from a review of our actual and forecasted operating results, approved business plans, future economic conditions and other market data.

These assumptions require significant management judgment and are inherently subject to uncertainties.

As of December 31, 2016, goodwill attributable to the Americas reporting unit, the EMEA reporting unit and the Asia-Pacific reporting unit was $469.4 million, $2.3 billion and $235.3 million, respectively.

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

We did not revise the estimated useful lives of our property, plant and equipment during the years ended December 31, 2016 and 2015. During the quarter ended December 31, 2014, we revised the estimated useful lives of certain of our property, plant and equipment. As a result, we recorded an insignificant amount of higher depreciation expense for the quarter ended December 31, 2014 due to the reduction of the estimated useful lives of certain of our property, plant and equipment. We undertook this review due to our determination that we were generally using certain of our existing assets over a shorter period than originally anticipated and, therefore, the estimated useful lives of certain of our property, plant and equipment has been shortened. This change was accounted for as a change in accounting estimate on a prospective basis effective October 1, 2014 under the accounting standard for change in accounting estimates.

As of December 31, 2016, 2015 and 2014, we had property, plant and equipment of $7.2 billion, $5.6 billion, and $5.0 billion, respectively. During the years ended December 31, 2016, 2015 and 2014, we recorded depreciation expense of $714.3 million, $498.1 million, and $453.9 million, respectively. Further changes in our estimated useful lives of our property, plant and equipment could have a significant impact on our results of operations.

As of December 31, 2016, 2015 and 2014, we had property, plant and equipment under capital leases and other financing obligations of $1.6 billion, $1.5 billion and $1.1 billion, respectively. During the years ended December 31, 2016, 2015 and 2014, we recorded depreciation expense of $61.9 million, $52.9 million, and $43.2 million, respectively, related to property, plant and equipment under capital leases and other financing obligations. During the years ended December 31, 2016, 2015, and 2014, we recorded interest expense of $120.7 million, $104.4 million, $86.4 million, respectively, related to property, plant, equipment, under capital leases and other financing obligations.

Additionally, during the years ended December 31, 2016, 2015 and 2014, we recorded rent expense of $140.6 million, $101.5 million, and $105.4 million under operating leases.

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
Investment Portfolio Risk
We maintain an investment portfolio of various holdings, types, and maturities that is prioritized on meeting REIT asset requirements. All of our marketable securities are designated as available-for-sale and, therefore, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a component of other comprehensive income, net of tax. We consider various factors in determining whether we should recognize an impairment charge for our securities, including the length of time and extent to which the fair value has been less than our cost basis and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery. We anticipate that we will recover the entire cost basis of these securities and have determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the year ended December 31, 2016.
As of December 31, 2016, our investment portfolio of cash equivalents and marketable securities consisted of money market funds, certificates of deposits and publicly traded equity securities. The amount in our investment portfolio that could be susceptible to market risk totaled $413.8 million.
Interest Rate Risk
Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk which meets asset measurement requirements for REIT qualification. At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. Securities with longer maturities are subject to a greater interest rate risk than those with shorter maturities. As of December 31, 2016, the average duration of our portfolio was less than one year. An immediate hypothetical shift in the yield curves of plus or minus 50 basis points from their position as of December 31, 2016 would not have a material impact on the fair value of our investment portfolio. This sensitivity analysis assumes a parallel shift of all interest rates, however, interest rates do not always move in such a manner and actual results may differ materially. We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities during the year ended December 31, 2016.
An immediate 10% increase or decrease in current interest rates from their position as of December 31, 2016 would not have a material impact on our debt obligations due to the fixed nature of the majority of our debt obligations. However, the interest expense associated with our term loans and Japanese Yen term loan, which bear interest at variable rates, could be affected. Based on our debt that was outstanding as of December 31, 2016, for every 100 basis point increase in interest rates, our annual interest expense could increase by a total of approximately $13.9 million. Based on our debt that was outstanding as of December 31, 2016, for every 100 basis point decrease in interest rates, our annual interest expense could decrease by a total of approximately $2.5 million based on the total balance of our primary borrowings under the term loan A and B facilities and Japanese Yen term loan as of December 31, 2016. As of December 31, 2016, we had not employed any interest rate derivative products against our debt obligations. However, we may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.
The fair value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair value of the fixed interest rate debt but do not impact our earnings or cash flows. The fair value of our convertible debt, which was traded in the market, was based on quoted market prices. The fair value of our loans payable, which are not traded in the market, is estimated by considering our credit rating, current rates available to us for debt of the same remaining maturities and the terms of the debt. The following table represents the carrying value and estimated fair value of our loans payable, senior notes and convertible debt as of (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Mortgage and loans payable	$1,459,826	$1,461,954	$920,064	$916,602
Convertible debt	—	—	150,082	151,997
Senior notes	3,850,000	4,033,985	3,850,000	3,954,000
Revolving credit facility	—	—	325,622	325,617
___________________

(1)	The carrying value is gross of debt issuance cost and discount.

Foreign Currency Risk
A significant portion of our revenue is denominated in U.S. dollars, however, approximately 57.1% of our revenues and 59.7% of our operating costs are attributable to Brazil, Canada and the EMEA and Asia-Pacific regions and a large portion of those revenues and costs are denominated in a currency other than the U.S. dollar, primarily the Euro, British pound, Japanese yen, Singapore dollar, Hong Kong dollar, Australian dollar and Brazilian real. To help manage the exposure to foreign currency exchange rate fluctuations, we have implemented a number of hedging programs, in particular (i) a cash flow hedging program to hedge the forecasted revenues and expenses in our EMEA region, (ii) a balance sheet hedging program  to hedge the remeasurement  of monetary assets and liabilities denominated in foreign currencies, and (iii) a net investment hedging program to hedge the long term investments in our foreign subsidiaries. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements and its impact on the consolidated statements of operations. As of December 31, 2016, the outstanding foreign currency forward contracts had maturities of up to two years.
For the foreseeable future, we anticipate that approximately 50% or less of our revenues and operating costs will continue to be generated and incurred outside of the U.S. in currencies other than the U.S. dollar. During fiscal 2016, the U.S. dollar became generally stronger relative to certain of the currencies of the foreign countries in which we operate. This overall strength of the U.S. dollar had a negative impact on our consolidated results of operations because the foreign denominations translated into less U.S. dollars. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which we do business could have a significant impact on our consolidated financial position and results of operations including the amount of revenue that we report in future periods.
With the existing cash flow hedges in place, a hypothetical additional 10% strengthening of the U.S. dollar during the year ended December 31, 2016 would have resulted in a reduction of our revenues and operating expenses for the year by approximately $119.2 million and $138.5 million, respectively.
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
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.
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
Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
The evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 did not include the internal controls of Telecity Group plc. We excluded Telecity Group plc. from our assessment of internal control over financial reporting as of December 31, 2016 as it was acquired in January 15, 2016. TelecityGroup is our wholly-owned subsidiary whose total assets represented 9%, and total revenues represented 11%, of the related consolidated financial statements amounts as of and for the year ended December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-1 of this Annual Report on Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal controls over financial reporting during the fourth quarter of fiscal 2016 that has materially affected, or is reasonable likely to affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
There is no disclosure to report pursuant to Item 9B.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is incorporated by reference to the Equinix proxy statement for the 2017 Annual Meeting of Stockholders.
We have adopted a Code of Ethics applicable for the Chief Executive Officer and Senior Financial Officers and a Code of Business Conduct. This information is incorporated by reference to the Equinix proxy statement for the 2017 Annual Meeting of Stockholders and is also available on our website, www.equinix.com.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to the Equinix proxy statement for the 2017 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference to the Equinix proxy statement for the 2017 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the Equinix proxy statement for the 2017 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated by reference to the Equinix proxy statement for the 2017 Annual Meeting of Stockholders.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
(a)(2) All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(a)(3) Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
2.1	Rule 2.7 Announcement, dated as May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/15	2.1
2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/15	2.2
2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/15	2.3
2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	12/06/16	2.1
2.5	Amendment No. 1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon Communications Inc. and Equinix, Inc.				X
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/14/11	3.1
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/11/13	3.1
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	10-Q	6/30/2014	3.4
3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3
3.6	Amended and Restated Bylaws of the Registrant.	8-K	03/29/16	3.1
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
4.2	Indenture for the 2020 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/13	4.1
4.3	Form of 4.875% Senior Note due 2020 (see Exhibit 4.2).	8-K	3/5/2013	4.2
4.4	Indenture for the 2023 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/13	4.3
4.5	Form of 5.375% Senior Note due 2023 (see Exhibit 4.4)
4.6	Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/14	4.1
4.7	First Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/14	4.2
4.8	Form of 5.375% Senior Note due 2022 (see Exhibit 4.7)
4.9	Second Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/14	4.4
4.10	Form of 5.750% Senior Note due 2025 (see Exhibit 4.9)
4.11	Third Supplemental Indenture, dated as of December 4, 2015, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	12/04/15	4.2
4.12	Form of 5.875% Senior Note due 2026 (see Exhibit 4.11)
4.13	Form of Registrant’s Common Stock Certificate	10-K	12/31/14	4.13
10.1**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5
10.2**	2000 Equity Incentive Plan, as amended.				X
10.3**	2000 Director Option Plan, as amended.				X
10.4**	2001 Supplemental Stock Plan, as amended.				X
10.5**	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	10-Q	6/30/14	10.5
10.6**	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/08	10.31
10.7**	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/08	10.32
10.8**	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.33
10.9**	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.35
10.10**	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company	2/5/07	10.9

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.11**	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30, 2010.	10-Q	9/30/10	10.42
10.12**	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Meyers, Smith, Taylor and Van Camp	10-K	12/31/10	10.33
10.13**	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.	10-K	12/31/10	10.34
10.14**	International Long-Term Assignment Letter by and between Equinix, Inc. and Eric Schwartz, dated May 21, 2013.	10-Q	6/30/13	10.51
10.15**	Employment Agreement by and between Equinix (EMEA) B.V. and Eric Schwartz, dated as of August 7, 2013.	10-Q	9/30/13	10.54
10.16**	Restricted Stock Unit Agreement dated August 14, 2013 for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	9/30/13	10.55
10.17**	Offer Letter from Equinix, Inc. to Karl Strohmeyer dated October 28, 2013.	10-Q	3/31/14	10.49
10.18**	Restricted Stock Unit Agreement for Karl Strohmeyer under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/14	10.50
10.19**	Change in Control Severance Agreement by and between Karl Strohmeyer and Equinix, Inc. dated December 2, 2013.	10-Q	3/31/14	10.51
10.20**	2014 Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/14	10.52
10.21**	2014 Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/14	10.53
10.22	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014	10-Q	9/30/14	10.67

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.23	Credit Agreement, by and among Equinix, Inc., as borrower, Equinix LLC and Switch & Data LLC as guarantors, the Lenders (defined therein), Bank of America, N.A., as administrative agent, a Lender and L/C issuer, JPMorgan Chase Bank, N.A., and TD Securities (USA) LLC, as co-syndication agents, Barclays Bank PLC, Citibank, N.A., Royal Bank of Canada and ING Bank N.V., Singapore Branch, as Co-Documentation Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and TD Securities (USA) LLC, as joint lead arrangers and book runners, dated December 17, 2014.	10-K	12/31/14	10.48
10.24**	2015 Form of Revenue/ AFFO Restricted Stock Unit Agreement for executives.	10-Q	3/31/15	10.50
10.25**	2015 Form of TSR Restricted Stock Unit Agreement for executives.	10-Q	3/31/15	10.51
10.26**	2015 Form of Time-Based Restricted Stock Unit Agreement for executives.	10-Q	3/31/15	10.52
10.27	First Amendment to Credit Agreement and first Amendment to Pledge and Security Agreement by and among Equinix, Inc., as borrower, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as administrative agent, dated April 30, 2015.	10-Q	9/30/2015	10.52
10.30	Second Amendment to Credit Agreement by and among Equinix, Inc., as borrower, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as administrative agent, dated December 8, 2015.	10-K	12/31/15	10.55
10.31**	Equinix, Inc. 2016 Incentive Plan	10-Q	3/31/16	10.56
10.32**	2016 Form of Revenue/AFFO Restricted Stock Unit Agreement for executives.	10-Q	3/31/16	10.57
10.33**	2016 Form of TSR Restricted Stock Unit Agreement for executives.	10-Q	3/31/16	10.58
10.34**	2016 Form of Time-Based Restricted Stock Unit Agreement for executives.	10-Q	3/31/16	10.59
10.35**	Restricted Stock Unit Award granted to John Hughes on February 25, 2016	10-Q	3/31/16	10.60
10.36	Share Purchase Agreement with Digital Realty Trust, L.P., relating to the sale and purchase of shares in TelecityGroup UK LON Limited, Telecity Netherlands AMS01 AMS04 BV, Equinix Real Estate (TCY AMS04) B.V. and TelecityGroup Germany Fra2 GmbH, dated May 14, 2016.	10-Q	6/30/16	10.55
10.37**	Letter Agreement dated June 9, 2016, by and between Equinix, Inc. and Eric Schwartz, amending his International Long Term Assignment letter dated May 21, 2013 and Employment Agreement with Equinix (EMEA) B.V. dated August 7, 2013.	10-Q	6/30/16	10.56
10.38**	Term Loan Agreement dated as of September 30, 2016 among Equinix Japan K.K. as Borrower, the Lenders (defined therein) and Bank of Tokyo-Mitsubishi UFJ, Ltd., as Arranger and Agent.	10-Q	9/30/16	10.42

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.39
Third Amendment to Credit Agreement and Second Amendment to Pledge and Security Agreement by and among Equinix, Inc., as borrower, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as administrative agent, dated December 22, 2016.
X
12.1	Statement of Computation of Ratios				X
21.1	Subsidiaries of Equinix, Inc.				X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Document.				X
101.DEF	XBRL Taxonomy Extension Definition Document.				X
101.LAB	XBRL Taxonomy Extension Labels Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Document.				X
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

(b)	Exhibits.
See (a) (3) above.

(c)	Financial Statement Schedule.
See (a) (2) above.

ITEM 16.    FORM 10-K SUMMARY
Not applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUINIX, INC. (Registrant)

February 27, 2017	By	/s/ STEPHEN M. SMITH
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

Signature	Title	Date
/s/ STEPHEN M. SMITH	President and Chief Executive Officer (Principal Executive Officer)	February 27, 2017
Stephen M. Smith
/s/ KEITH D. TAYLOR	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2017
Keith D. Taylor
/s/ PETER F. VAN CAMP	Executive Chairman	February 27, 2017
Peter F. Van Camp
/s/ THOMAS A. BARTLETT	Director	February 27, 2017
Thomas A. Bartlett
/s/ NANCI CALDWELL	Director	February 27, 2017
Nanci Caldwell
/s/ GARY F. HROMADKO	Director	February 27, 2017
Gary F. Hromadko
/s/ JOHN HUGHES	Director	February 27, 2017
John Hughes
/s/ SCOTT G. KRIENS	Director	February 27, 2017
Scott G. Kriens
/s/ WILLIAM K. LUBY	Director	February 27, 2017
William K. Luby
/s/ IRVING F. LYONS, III	Director	February 27, 2017
Irving F. Lyons, III
/s/ CHRISTOPHER B. PAISLEY	Director	February 27, 2017
Christopher B. Paisley

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.5	Amendment No. 1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon Communications Inc. and Equinix, Inc.
10.2	2000 Equity Incentive Plan, as amended.
10.3	2000 Director Option Plan, as amended.
10.4	2001 Supplemental Stock Plan, as amended.
10.39
Third Amendment to Credit Agreement and Second Amendment to Pledge and Security Agreement by and among Equinix, Inc., as borrower, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as administrative agent, dated December 22, 2016.

12.1	Statement of Computation of Ratios
21.1	Subsidiaries of Equinix, Inc.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Document.
101.DEF	XBRL Taxonomy Extension Definition Document.
101.LAB	XBRL Taxonomy Extension Labels Document.
101. PRE	XBRL Taxonomy Extension Presentation Document.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Equinix, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and other comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Equinix, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Telecity Group from its assessment of internal control over financial reporting as of December 31, 2016 because it was acquired by the Company in a purchase business combination during 2016. We have also excluded Telecity Group from our audit of internal control over financial reporting. Telecity Group is a wholly-owned subsidiary whose total assets and total revenues represent 9% and 11%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.
/s/PricewaterhouseCoopers LLP
San Jose, California
February 27, 2017

EQUINIX, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$748,476	$2,228,838
Short-term investments	3,409	12,875
Accounts receivable, net of allowance for doubtful accounts of $15,675 and $10,352	396,245	291,964
Current portion of restricted cash	15,065	479,417
Other current assets	304,331	212,929
Assets held for sale	—	33,257
Total current assets	1,467,526	3,259,280
Long-term investments	10,042	4,584
Property, plant and equipment, net	7,199,210	5,606,436
Goodwill	2,986,064	1,063,200
Intangible assets, net	719,231	224,565
Other assets	226,298	198,630
Total assets	$12,608,371	$10,356,695
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$581,739	$400,948
Accrued property, plant and equipment	144,842	103,107
Current portion of capital lease and other financing obligations	101,046	40,121
Current portion of mortgage and loans payable	67,928	770,236
Convertible debt	—	146,121
Other current liabilities	133,140	192,286
Liabilities held for sale	—	3,535
Total current liabilities	1,028,695	1,656,354
Capital lease and other financing obligations, less current portion	1,410,742	1,287,139
Mortgage and loans payable, less current portion	1,369,087	472,769
Senior notes	3,810,770	3,804,634
Other liabilities	623,248	390,413
Total liabilities	8,242,542	7,611,309
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value per share: 100,000,000 shares authorized in 2016 and 2015; zero shares issued and outstanding	—	—
Common stock, $0.001 par value per share: 300,000,000 shares authorized in 2016 and 2015; 71,817,430 issued and 71,409,015 outstanding in 2016 and 62,134,894 issued and 62,100,159 outstanding in 2015	72	62
Additional paid-in capital	7,413,519	4,838,444
Treasury stock, at cost; 408,415 shares in 2016 and 34,735 shares in 2015	(147,559)	(7,373)
Accumulated dividends	(1,969,645)	(1,468,472)
Accumulated other comprehensive loss	(949,142)	(509,059)
Retained earnings (accumulated deficit)	18,584	(108,216)
Total stockholders' equity	4,365,829	2,745,386
Total liabilities and stockholders' equity	$12,608,371	$10,356,695

See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Revenues	$3,611,989	$2,725,867	$2,443,776
Costs and operating expenses:
Cost of revenues	1,820,870	1,291,506	1,197,885
Sales and marketing	438,742	332,012	296,103
General and administrative	694,561	493,284	438,016
Acquisition costs	64,195	41,723	2,506
Impairment charges	7,698	—	—
Gain on asset sales	(32,816)	—	—
Total costs and operating expenses	2,993,250	2,158,525	1,934,510
Income from operations	618,739	567,342	509,266
Interest income	3,476	3,581	2,891
Interest expense	(392,156)	(299,055)	(270,553)
Other income (expense)	(57,924)	(60,581)	119
Loss on debt extinguishment	(12,276)	(289)	(156,990)
Income from continuing operations before income taxes	159,859	210,998	84,733
Income tax expense	(45,451)	(23,224)	(345,459)
Net income (loss) from continuing operations	114,408	187,774	(260,726)
Net income from discontinued operations, net of tax	12,392	—	—
Net income (loss)	126,800	187,774	(260,726)
Net loss attributable to non-controlling interest	—	—	1,179
Net income (loss) attributable to Equinix	$126,800	$187,774	$(259,547)

Earnings per share ("EPS") attributable to Equinix:
Basic EPS from continuing operations	$1.63	$3.25	$(4.96)
Basic EPS from discontinued operations	0.18	—	—
Basic EPS	$1.81	$3.25	$(4.96)
Weighted-average shares	70,117	57,790	52,359
Dilutive EPS from continuing operations	$1.62	$3.21	$(4.96)
Dilutive EPS from discontinued operations	0.17	—	—
Diluted EPS	$1.79	$3.21	$(4.96)
Weighted-average shares	70,816	58,483	52,359
See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Net income (loss)	$126,800	$187,774	$(260,726)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment ("CTA") loss	(507,420)	(186,763)	(204,065)
Net investment hedge CTA gain	45,505	4,484	—
Unrealized gain (loss) on available-for-sale securities	2,249	(40)	(279)
Unrealized gain on cash flow hedges	19,551	4,550	8,790
Net actuarial gain (loss) on defined benefit plans	32	1,153	(2,001)
Total other comprehensive loss, net of tax	(440,083)	(176,616)	(197,555)
Comprehensive income (loss), net of tax	(313,283)	11,158	(458,281)
Net loss attributable to redeemable non-controlling interests	—	—	1,179
Other comprehensive income attributable to redeemable non-controlling interest	—	—	(1,810)
Comprehensive income (loss) attributable to Equinix	$(313,283)	$11,158	$(458,912)
See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)
For the Three Years Ended December 31, 2016
(in thousands, except share data)

							Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Dividends
	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	50,233,224	$50	(644,216)	$(84,663)	$2,693,887	$—	$(113,767)	$(36,443)	$2,459,064
Net loss	—	—	—	—	—	—	—	(260,726)	(260,726)
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	1,179	1,179
Other comprehensive loss	—	—	—	—	—	—	(197,555)	—	(197,555)
Other comprehensive income attributable to redeemable non-controlling interests	—	—	—	—	—	—	(1,810)	—	(1,810)
Issuance of common stock and release of treasury stock for employee equity awards	933,554	1	7,846	1,185	28,134	—	—	—	29,320
Common shares repurchased	—	—	(1,517,743)	(297,958)	—	—	—	—	(297,958)
Issuance of common stock and release of treasury stock for the exchanges and conversions of 4.75% convertible debt	1,411,851	2	1,000,102	147,706	43,024	—	—	—	190,732
Issuance of common stock and release of treasury stock for the exchange of 3.00% convertible debt	1,248,578	1	700,000	139,004	77,953	—	—	—	216,958
Issuance of common stock and release of treasury stock for conversions of 3.00% convertible debt	1,195,496	1	400,144	83,315	95,428	—	—	—	178,744
Issuance of common stock for special distribution	1,482,419	2	—	—	332,732	(414,856)	—	—	(82,122)
Accrued dividends on unvested equity awards	—	—	—	—	—	(9,531)	—	—	(9,531)
Change in redemption value of redeemable non-controlling interests	—	—	—	—	(90,913)	—	—	—	(90,913)
Purchase of redeemable non-controlling interests	—	—	—	—	17,977	—	(19,311)	—	(1,334)
Tax benefit from employee stock plans	—	—	—	—	18,561	—	—	—	18,561
Stock-based compensation, net of estimated forfeitures	—	—	—	—	117,522	—	—	—	117,522
Balance as of December 31, 2014	56,505,122	57	(53,867)	(11,411)	3,334,305	(424,387)	(332,443)	(295,990)	2,270,131
Net income	—	—	—	—	—	—	—	187,774	187,774
Other comprehensive loss	—	—	—	—	—	—	(176,616)	—	(176,616)
Issuance of common stock in public offering of common stock	2,994,792	3	—	—	829,493	—	—	—	829,496
Issuance of common stock and release of treasury stock for employee equity awards	856,406	1	7,348	1,546	28,493	—	—	—	30,040
Issuance of common stock and release of treasury stock for the exchanges and conversions of 4.75% convertible debt	90,163	—	11,784	2,492	5,392	—	—	—	7,884
Dividend distributions	—	—	—	—	—	(393,584)	—	—	(393,584)
Settlement of accrued dividends on vested equity awards	—	—	—	—	3,775	—	—	—	3,775
Issuance of common stock and cash payment for special distribution	1,688,411	1	—	—	501,513	(627,221)	—	—	(125,707)
Accrued dividends on unvested equity awards	—	—	—	—	—	(23,280)	—	—	(23,280)
Tax benefit from employee stock plans	—	—	—	—	30	—	—	—	30

							Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Dividends
	Shares	Amount	Shares	Amount
Stock-based compensation, net of estimated forfeitures	—	—	—	—	135,443	—	—	—	135,443
Balance as of December 31, 2015	62,134,894	62	(34,735)	(7,373)	4,838,444	(1,468,472)	(509,059)	(108,216)	2,745,386
Net income	—	—	—	—	—	—	—	126,800	126,800
Other comprehensive loss	—	—	—	—	—	—	(440,083)	—	(440,083)
Issuance of common stock and release of treasury stock for employee equity awards	847,374	1	7,099	1,502	33,172	—	—	—	34,675
Issuance of common stock for TelecityGroup acquisition	6,853,500	7	—	—	2,077,905	—	—	—	2,077,912
Issuance of common stock and re-purchase of treasury stock for the conversion of 4.75% convertible debt and settlement of capped call	1,981,662	2	(380,779)	(141,688)	291,711	—	—	—	150,025
Dividend distributions	—	—	—	—	—	(492,403)	—	—	(492,403)
Settlement of accrued dividends on vested equity awards	—	—	—	—	8,270	(1,000)	—	—	7,270
Accrued dividends on unvested equity awards	—	—	—	—	—	(7,770)	—	—	(7,770)
Tax benefit from employee stock plans	—	—	—	—	2,773	—	—	—	2,773
Stock-based compensation, net of estimated forfeitures	—	—	—	—	161,244	—	—	—	161,244
Balance as of December 31, 2016	71,817,430	$72	(408,415)	$(147,559)	$7,413,519	$(1,969,645)	$(949,142)	$18,584	$4,365,829
See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$126,800	$187,774	$(260,726)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	714,345	498,134	453,935
Stock-based compensation	155,567	132,443	117,990
Excess tax benefits from stock-based compensation	(2,773)	(30)	(19,582)
Amortization of intangible assets	122,862	27,446	27,756
Amortization of debt issuance costs and debt discounts	19,137	16,050	18,667
Provision for allowance for doubtful accounts	8,260	5,037	7,093
Gain on asset sales	(32,816)	—	—
Gain on sale of discontinued operations	(2,351)	—	—
Impairment charges	7,698	—	—
Loss on debt extinguishment	12,276	289	156,990
Other items	20,609	16,490	19,912
Changes in operating assets and liabilities:
Accounts receivable	(100,230)	(44,583)	(101,966)
Income taxes, net	29,020	(109,579)	226,774
Other assets	(72,831)	(70,371)	(6,496)
Accounts payable and accrued expenses	61,565	109,125	10,681
Other liabilities	(50,558)	126,568	38,392
Net cash provided by operating activities	1,016,580	894,793	689,420
Cash flows from investing activities:
Purchases of investments	(42,325)	(359,031)	(545,997)
Sales and maturities of investments	53,164	873,139	785,548
Business acquisitions, net of cash acquired	(1,766,907)	(245,553)	—
Purchases of real estate	(28,118)	(38,282)	(16,791)
Purchases of other property, plant and equipment	(1,113,365)	(868,120)	(660,203)
Proceeds from sale of assets, net of cash transferred	851,582	—	—
Increase in restricted cash	(21,901)	(512,319)	(968)
Release of restricted cash	475,715	15,239	2,572
Net cash used in investing activities	(1,592,155)	(1,134,927)	(435,839)
Cash flows from financing activities:
Purchases of treasury stock	—	—	(297,958)
Proceeds from employee equity awards	34,179	30,040	29,320
Excess tax benefits from stock-based compensation	2,773	30	19,582
Payment of dividends and special distribution	(499,463)	(521,461)	(83,266)
Purchase of non-controlling interests	—	—	(226,276)
Proceeds from public offering of common stock, net of issuance costs	—	829,496	—
Proceeds from senior notes	—	1,100,000	1,250,000
Proceeds from loans payable	1,168,304	1,197,108	508,826
Repayment of senior notes	—	—	(750,000)
Repayment of convertible debt	(51)	—	(29,513)
Repayment of capital lease and other financing obligations	(114,385)	(28,663)	(18,030)
Repayment of mortgage and loans payable	(1,462,888)	(715,270)	(153,473)
Debt extinguishment costs	(11,380)	—	(116,517)
Debt issuance costs	(11,381)	(18,098)	(25,294)
Net cash provided by (used in) financing activities	(894,292)	1,873,182	107,401
Effect of foreign currency exchange rates on cash and cash equivalents	(10,495)	(15,127)	(11,959)
Net increase (decrease) in cash and cash equivalents	(1,480,362)	1,617,921	349,023
Cash and cash equivalents at beginning of period	2,228,838	610,917	261,894
Cash and cash equivalents at end of period	$748,476	$2,228,838	$610,917
Supplemental cash flow information
Cash paid for taxes	$39,320	$132,302	$117,197
Cash paid for interest	$350,083	$237,410	$262,018
See accompanying notes to consolidated financial statements.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Business and Summary of Significant Accounting Policies
Nature of Business
Equinix, Inc. (“Equinix” or the “Company”) was incorporated in Delaware on June 22, 1998. Equinix provides colocation space and related services. Global enterprises, content providers, financial companies and network service providers rely upon Equinix’s insight and expertise to safehouse and connect their most valued information assets. The Company operates International Business ExchangeTM (“IBX®”) data centers, or IBX data centers across Americas; Europe, Middle East and Africa (“EMEA”) and Asia-Pacific geographic regions where customers directly interconnect with a network ecosystem of partners and customers. More than 1,400 network service providers offer access to the world’s internet routes inside the Company’s IBX data centers. This access to internet routes provides Equinix customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location.
The Company began operating as a Real Estate Investment Trust ("REIT") for federal income tax purposes effective January 1, 2015. See “Income Taxes” in Note 14 below for additional information.
On November 2, 2015, the Company acquired Bit-isle, Inc. ("Bit-isle"), a Tokyo-based company which primarily provides data center services in Japan. On January 15, 2016, the Company completed its acquisition of Telecity Group plc ("TelecityGroup") which provides data center services in Europe. On August 1, 2016, the Company completed the purchase of Digital Realty's operating business in Paris (the "Paris IBX Data Center Acquisition"), which currently houses Equinix' Paris 2 and Paris 3 data centers. As a result of these acquisitions, the Company operates 150 IBX data centers in 41 markets across five continents.
Basis of Presentation, Consolidation and Foreign Currency
The accompanying consolidated financial statements include the accounts of Equinix and its subsidiaries, including the acquisitions of the Paris IBX Data Center from August 1, 2016, TelecityGroup from January 15, 2016, Bit-isle from November 2, 2015 and Nimbo Technologies Inc. ("Nimbo") from January 14, 2015. All intercompany accounts and transactions have been eliminated in consolidation. Foreign exchange gains or losses resulting from foreign currency transactions, including intercompany foreign currency transactions, that are anticipated to be repaid within the foreseeable future, are reported within other income (expense) on the Company’s accompanying consolidated statements of operations. For additional information on the impact of foreign currencies to the Company’s consolidated financial statements, see “Accumulated Other Comprehensive Loss” in Note 12.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Equity Method and Cost Method Investments
The Company's non-marketable securities are accounted under the cost method. The Company records the dividends declared by the investees in other income and expense in the consolidated statement of operations and records any dividends in excess of earnings as a reduction of cost of investment. The Company's other equity investments include private equity investments which are accounted under the equity method. The Company adjusts the carrying amount of an investment for its share of the earnings and losses of the investees and recognizes its share of income or loss in other income and expense in the consolidated statement of operations. The Company records cost method and equity method investments in other assets in the consolidated balance sheet. The Company reviews these investments periodically to determine if any investments may be other-than-temporarily impaired primarily based on the financial condition and near-term prospects of these companies and funds.
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
A significant portion of the Company’s customer base is comprised of businesses throughout the Americas. However, a portion of the Company’s revenues are derived from the Company’s EMEA and Asia-Pacific operations. The following table sets forth percentages of the Company’s revenues by geographic region for the years ended December 31:

	2016	2015	2014
Americas	47%	55%	56%
EMEA	32%	26%	26%
Asia-Pacific	21%	19%	18%
No single customer accounted for greater than 10% of accounts receivable or revenues as of or for the years ended December 31, 2016, 2015 and 2014.
Property, Plant and Equipment
Property, plant and equipment are stated at the Company’s original cost or fair value for acquired property, plant and equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements and integral equipment at leased locations are amortized over the shorter of the lease term or the estimated useful life of the asset or improvement. Leasehold improvements acquired in a business combination are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. Leasehold improvements that are placed into service significantly after and not contemplated at or near the beginning of the lease term are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Goodwill and Other Intangible Assets
The Company has three reportable segments comprised of the 1) Americas, 2) EMEA and 3) Asia-Pacific geographic regions, which the Company also determined are its reporting units. As of December 31, 2016, the Company had goodwill attributable to its Americas, EMEA and Asia-Pacific reporting units.
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
In 2016, the Company elected to bypass the qualitative assessment and performed the first step of the two-step goodwill impairment test for its Americas, EMEA and Asia-Pacific reporting units during the quarter ended December 31, 2016. In order to determine the fair value of each reporting unit, the Company utilizes the discounted cash flow and market methods. The assumptions supporting the discounted cash flow method was determined using the Company’s best estimates as of the date of the impairment review. As of October 31, 2016, the Company concluded that it was more likely than not that goodwill attributed to the Company’s Americas, EMEA and Asia-Pacific reporting units was not impaired as the fair value of each reporting unit exceeded the carrying value of its respective reporting unit, including goodwill. In addition, the Company concluded that no events occurred or circumstances changed subsequent to October 31, 2016 through December 31, 2016 that would more likely than not reduce the fair value of the Americas, EMEA and Asia-Pacific reporting units below its carrying value. In 2015, the Company assessed qualitative and quantitative factors to determine whether it was more likely than not that the fair value of its Americas reporting unit, EMEA reporting unit and Asia-Pacific reporting unit was less than its carrying value and concluded that it was more likely than not that goodwill was not impaired.
Impairment assessments inherently involve judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact the Company’s assumptions as to prices, costs, growth rates or other factors that may result in changes in the Company’s estimates of future cash flows. Although the Company believes the assumptions it used in its evaluation of impairment are reasonable, significant changes in any one of the Company’s assumptions could produce a significantly different result. Indicators of potential impairment that might lead the Company to perform interim goodwill impairment assessments include significant and unforeseen customer losses, a significant adverse change in legal factors or in the business climate, a significant adverse action or assessment by a regulator, a significant stock price decline or unanticipated competition.
For further information on goodwill and other intangible assets, see Note 6 below.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Debt Issuance Costs
Loan fees and costs are capitalized and are amortized over the life of the related loans based on the effective interest method. Such amortization is included as a component of interest expense. Debt issuance costs related to outstanding debt are presented as a reduction of the carrying amount of the debt liability and debt issuance costs related to the revolving credit facility are presented as other assets. Debt issuance costs related to the unsecured bridge facility and undrawn Term B-2 Loan are presented as other current assets.
Derivatives and Hedging Activities
The Company recognizes all derivatives on the consolidated balance sheet at fair value. The accounting for changes in the value of a derivative depends on whether the contract is for trading purposes or has been designated and qualifies for hedge accounting. In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged. In order for a derivative to be designated as a hedge, there must be documentation of the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure, and how effectiveness is to be assessed prospectively and retrospectively. Foreign currency gains or losses associated with derivatives that do not qualify for hedge accounting are recorded within other income (expense) in the Company’s consolidated statements of operations, with the exception of foreign currency embedded derivatives contained in certain of the Company’s customer contracts (see “Revenue Recognition” below), which are recorded within revenues in the Company’s consolidated statements of operations.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Company did not record any impairment charges related to its long-lived assets during the years ended December 31, 2016, 2015 and 2014. The Company recorded an impairment charges of $7,698,000 relating to assets held for sale for the year ended December 31, 2016, see Note 4 below.
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
The Company guarantees certain service levels, such as uptime, as outlined in individual customer contracts. To the extent that these service levels are not achieved, the Company reduces revenue for any credits given to the customer as a result. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized, and historically, these credits have generally not been significant. There were no significant service level credits issued during the years ended December 31, 2016, 2015 and 2014.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Company began operating as a REIT for federal income tax purposes effective January 1, 2015, and thereafter received a favorable private letter ruling (“PLR”) from the U.S. Internal Revenue Service (“IRS”) that validated the Company's position with respect to specified REIT compliance matters. As a result, the Company may deduct the distributions made to its stockholders from taxable income generated by the Company's Qualified REIT Subsidiaries (“QRSs”). The Company’s dividends paid deduction generally eliminates the U.S. taxable income of the Company's QRSs, resulting in no U.S. income tax due. However, the Company's Taxable REIT Subsidiaries (“TRSs”) will continue to be subject to income taxes on any taxable income generated by them. In addition, the foreign operations of the Company will continue to be subject to local income taxes regardless of whether the foreign operations are operated as a QRS or TRS.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company uses the Black-Scholes option-pricing model to determine the fair value of its employee stock purchase plan. The determination of the fair value of shares purchased under the employee stock purchase plan is affected by assumptions regarding a number of complex and subjective variables including the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock purchase behaviors. The Company estimated the expected volatility by using the average historical volatility of its common stock that it believed was best representative of future volatility. The risk-free interest rate used was based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the equity awards. The expected dividend rate used in 2015 and thereafter was based on average dividend yields and the expected dividend rate used prior to 2015 was zero as the Company did not anticipate paying dividends. The expected term used was equal to the term of each purchase window.
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
Earnings Per Share
The Company computes basic and diluted EPS for net income (loss) attributable to the Company. Basic EPS is computed using net income (loss) attributable to the Company and the weighted-average number of common shares outstanding. Diluted EPS is computed using net income attributable to the Company, adjusted for interest expense as a result of the assumed conversion of the Company’s 3.00% Convertible Subordinated Notes and 4.75% Convertible Subordinated Notes, if dilutive, and the weighted-average number of common shares outstanding plus any dilutive potential common shares outstanding. Dilutive potential common shares include the assumed exercise, vesting and issuance activity of employee equity awards using the treasury stock method, as well as shares issuable upon the assumed conversion of the 3.00% Convertible Subordinated Notes and 4.75% Convertible Subordinated Notes. See Note 3 below.
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
Treasury Stock
The Company accounts for treasury stock under the cost method. When treasury stock is re-issued at a higher price than its cost, the difference is recorded as a component of additional paid-in capital to the extent that there are gains to offset the losses. If there are no treasury stock gains in additional paid-in capital, the losses are recorded as a component of retained earnings (accumulated deficit).

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
In January 2017, Financial Accounting Standards Board ("FASB") has issued Accounting Standards Update ("ASU") No. 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU is to simplify the subsequent measurement of goodwill. The ASU eliminates step 2 from the goodwill impairment test and the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU should be applied on a prospective basis. This ASU is effective for public business entities for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company currently does not expect to early adopt this ASU.
In January 2017, FASB has issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, clarifying the definition of a business. The ASU affects all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
In December 2016, FASB has issued ASU No. 2016-19, Technical Corrections and Improvements. This ASU covers a wide range of Topics in the Accounting Standards Codification. This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years with early adoption is permitted. The Company does not expect this ASU to impact its consolidated financial statements.
In November 2016, FASB has issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU applies to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years with early adoption is permitted. This ASU should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements. Adoption of this standard eliminates the effect of changes in restricted cash from investing activities in the presentation of the Consolidated Statement of Cash Flows and does not affect the Consolidated Statements of Operations or Consolidated Balance Sheets.
In October 2016, FASB has issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. This ASU alters how a decision maker needs to consider indirect interests in a variable interest entity ("VIE") held through an entity under common control. Under this ASU, if a decision maker is required to evaluate whether it is the primary beneficiary of a VIE, it will need to consider only its proportionate indirect interest in the VIE held through a common control party. This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect this ASU to impact its consolidated financial statements as it does not hold any interests in a VIE through related parties that are under common control.
In October 2016, FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires the recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU is effective for fiscal years and interim period within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements but does not expect to early adopt this ASU.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company expects this ASU to impact its accounts receivable and is currently evaluating the extent of the impact that the adoption of this ASU will have on its consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments ("ASU 2016-06"). This ASU clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this ASU is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. This guidance should be applied on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year in which the amendments are effective, and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Some of the Company’s debt instruments contain contingent options that can accelerate the payment of principal. The Company does not expect that its embedded derivative conclusions will change on adoption of this ASU. The Company will complete its assessment on the impact that the adoption of this ASU will have on its consolidated financial statements by the effective date.
In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815), Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships ("ASU 2016-05"). This ASU clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This ASU may be applied prospectively or using a modified retrospective approach, and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company will adopt this ASU prospectively in the first quarter of 2017 and does not expect that adoption of this standard to impact its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). The new guidance requires lessees to recognize the following for leases with terms of more than 12 months: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach includes a number of optional practical expedients that we may elect to apply. ASU 2016-02 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. While the Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, the Company believes this standard will have a significant impact on its consolidated financial statements due, in part, to the substantial amount of operating leases it has.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10) ("ASU 2016-01"), which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income other than those accounted for under equity method of accounting or those that result in consolidation of the investees). The ASU also requires that an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition the ASU eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. ASU 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company currently holds publicly traded equity securities that are classified as “available-for-sale” and are carried at fair value with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income (loss). On adoption of this ASU, the unrealized gains and losses will be recognized through net income. The Company has not elected to measure its financial liabilities at fair value therefore, does not expect an impact on the accounting for its financial liabilities.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20 collectively, Topic 606). Topic 606 will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of Topic 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. Topic 606 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.
Topic 606 allows entities to adopt with one of these two methods: full retrospective, which applies retrospectively to each prior reporting periods presented or modified retrospective, which recognizes the cumulative effect of initially applying the revenue standard as an adjustment to the opening balance of retained earnings in the period of initial application. The Company currently anticipates adopting the standard using the modified retrospective method.
Topic 606, as amended, is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company expects to adopt the standard on January 1, 2018.
While the Company is continuing to evaluate all potential impacts of the standard, the Company believes the most significant impact relates to its accounting for installation revenue and the cost to obtain contracts. Under the new standard, the Company expects to recognize installation revenue over the contract period rather than over the estimated installation life. Under the new standard, the Company is required to capitalize and amortize certain costs to obtain contracts. Therefore, these costs to obtain contracts will not be immediately expensed, but will be capitalized and amortized over the estimated contract term plus estimated renewal term.
Accounting Standards Adopted
In September 2015, the FASB issued ASU 2015-16, Business Combinations (“ASU 2015-16”), to simplify accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years with early adoption permitted. The amendments in this ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects as a result of changes to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The Company adopted ASU 2015-16 in the three months ended March 31, 2016. Adjustments to provisional amounts for the TelecityGroup acquisition are discussed in Note 2 Acquisitions.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company adopted ASU 2015-07 in the three months ended March 31, 2016. The adoption of ASU 2015-07 did not have a significant impact on the Company's consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidations (“ASU 2015-02”). This ASU requires companies to adopt a new consolidation model, specifically: (1) the ASU modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; (2) the ASU eliminates the presumption that a general partner should consolidate limited partnership; (3) the ASU affects the consolidation analysis of reporting entities that involved with VIEs and (4) the ASU provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company adopted ASU 2015-02 in the three months ended March 31, 2016. The adoption of ASU 2015-02 did not have a significant impact on the Company's consolidated financial statements.
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
2.     Acquisitions
Offer for Certain Verizon Data Center Assets
On December 6, 2016, the Company entered into a transaction agreement with Verizon Communications Inc. ("Verizon") to acquire Verizon's colocation services business at 24 data center sites, consisting of 29 data center buildings, located in the United States, Brazil and Colombia, for a cash purchase price of $3,600,000,000. The acquisition is expected to close by mid-2017. The Company expects to fund the acquisition with a combination of cash on hand and proceeds of debt and equity financings. The Company expects to account for the Verizon data center sites acquisition as a business combination using the acquisition method of accounting.
In connection with the Verizon data center sites acquisition, the Company entered into a commitment letter (the "Commitment Letter"), dated December 6, 2016, with JPMorgan Chase Bank, N.A., Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Commitment Parties"), pursuant to which the Commitment Parties have committed to provide a senior unsecured bridge facility in an aggregate principal amount of $2,000,000,000 for the purposes of funding (i) a portion of the cash consideration for the acquisition and (ii) the fees and expenses incurred in connection with the acquisition. The full amount must be drawn in a single drawing. The initial maturity date is 12 months from the date of the drawdown and, at the initial maturity date (if not repaid prior to that time), it will be converted into a seven-year senior unsecured term loan. Advances funded under the bridge facility shall accrue interest per annum at a rate of 4.25% which will increase by an additional 25 basis points 30 days after the closing date, by an additional 25 basis points 60 days after the closing date, by an additional 50 basis points 90 days after the closing date, and by an additional 50 basis points 120 days after the closing date, to the total cap, which is 1.75% per annum plus the greatest of (i) the yield per annum on the 5.875% Senior Notes Due 2016 (on the basis of the yield to maturity thereof), (ii) the yield per annum on the J.P. Morgan US Dollar Global High Yield Index minus 1.61% and (iii) 5.250% per annum, 180 days after the closing date. Commitment fees associated with the Commitment Letter are equal to (i) 0.50% of the commitment plus (ii) an additional 0.25% of the commitment that is four months after the date in which the Commitment Letter was entered into. As of December 31, 2016, the Company had accrued $10,000,000 of commitment fees associated with the Commitment Letter and amortized $2,174,000 to interest expense in the consolidated statement of operations. As of December 31, 2016, the Company had not drawn against the Commitment Letter.
Paris IBX Data Center Acquisition
On August 1, 2016, the Company completed the purchase of Digital Realty Trust, Inc.'s ("Digital Realty's") operating business, including its real estate and facility, located in St. Denis, Paris for cash consideration of approximately €193,768,000 or $216,400,000 at the exchange rate in effect on August 1, 2016 (the "Paris IBX Data Center Acquisition"). A portion of the building was leased to the Company and was being used by the Company as its Paris 2 and Paris 3 data centers. The Paris 2 lease was accounted for as an operating lease and the Paris 3 lease was accounted for as a financing lease. Upon acquisition, the Company in effect terminated both leases. The Company settled the financing lease obligation of Paris 3 for €47,790,000 or approximately

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$53,372,000 and recognized a loss on debt extinguishment of €8,828,000 or approximately $9,894,000. The Paris IBX Data Center Acquisition constitutes a business under the accounting standard for business combinations and as a result, the Paris IBX Data Center Acquisition was accounted for as a business combination using the acquisition method of accounting.
The Company included the incremental Paris IBX Data Center's results of operations from August 1, 2016 and the estimated fair value of assets acquired and liabilities assumed in its consolidated balance sheets beginning August 1, 2016. The Company incurred acquisition costs of approximately $11,978,000 for the year ended December 31, 2016 related to the Paris IBX Data Center Acquisition.
Purchase Price Allocation
Under the acquisition method of accounting, the total purchase price is allocated to the assets acquired and liabilities assumed measured at fair value on the date of acquisition. As of the date of this annual report, the Company had completed the detailed valuation analysis to derive the fair value of the following items including, but not limited to property, plant and equipment, intangible assets and leasehold interests. During the fourth quarter of 2016, the Company recorded certain measurement period adjustments that were insignificant to the results from operations for the year ended December 31, 2016.
The purchase price allocation, which excludes settlement of the Paris 3 financing obligations, was as follows (in thousands):

Cash and cash equivalent	$4,073
Accounts receivable	1,507
Other current assets	794
Property, plant and equipment	143,972
Intangible assets	11,758
Goodwill	48,835
Other assets	81
Total assets acquired	211,020
Accounts payable and accrued liabilities	(2,044)
Other current liabilities	(2,798)
Deferred tax liabilities	(42,395)
Other liabilities	(755)
Net assets acquired	$163,028
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
The fair value of in-place lease value may consist of a variety of components including, but not necessarily limited to: the value associated with avoiding the cost of originating the acquired in-place leases. The fair value of favorable leases was estimated based on the income approach, by computing the net present value of the difference between the contractual amounts to be paid pursuant to the lease agreements and estimates of the fair market lease rates for the corresponding in place leases measured over remaining non-cancellable terms of the leases. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in the accounting standard for fair value measurements.
The fair value of the property, plant and equipment was estimated by applying the income approach or cost approach, such as cash flows or earnings that an asset can be expected to generate over its useful life or the replacement or reproduction cost.
For the year ended December 31, 2016, the incremental revenues from the Paris IBX Data Center Acquisition were $4,084,000 and the incremental net income was not significant to the Company’s consolidated statement of operations. The incremental results of operations from the Paris IBX Data Center Acquisition are not significant; therefore the Company does not present pro forma combined results of operations.
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
Under the terms of the acquisition, the Company acquired all outstanding shares of TelecityGroup and all vested equity awards of TelecityGroup at 572.5 pence in cash and 0.0336 new shares of Equinix common stock for a total purchase consideration of approximately £2,624,500,000 or approximately $3,743,587,000 at the exchange rate in effect on the acquisition date. In addition, the Company assumed $1,299,000 of vested TelecityGroup's employee equity awards as part of consideration transferred. The Company incurred acquisition costs of approximately $42,490,000 during the year ended December 31, 2016 related to the TelecityGroup acquisition.
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
Purchase Price Allocation
Under the acquisition method of accounting, the assets acquired and liabilities assumed in a business combination shall be measured at fair value at the date of the acquisition. As of the date of this annual report, the Company has completed the detailed valuation analysis to derive the fair value of the following items including, but not limited to, intangible assets, accounting for lease contracts; asset retirement obligations; favorable leasehold interests; assets and liabilities held for sale, deferred revenue; property, plant and equipment; accruals and taxes. Prior quarterly reports reported the allocation of the purchase price to acquired assets and liabilities based on provisional estimates that were subject to continuing management analysis. As of December 31, 2016, the Company has updated the final allocation of purchase price for TelecityGroup from provisional amounts reported as of March 31, 2016, which primarily resulted in increases to intangible assets of $36,758,000 and deferred tax liabilities of $19,500,000 and decreases in capital lease and other financing obligations of $34,443,000, goodwill of $22,511,000 and assets held for sale of

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$36,865,000. The changes did not have a significant impact on the Company’s results from operations for the year ended December 31, 2016.
As of the acquisition date, the allocation of the purchase price was as follows (in thousands):

Cash and cash equivalents	$73,368
Accounts receivable	24,042
Other current assets	41,079
Assets held for sale	877,650
Property, plant and equipment	1,058,583
Goodwill	2,215,567
Intangible assets	694,243
Deferred tax assets	994
Other assets	4,102
Total assets acquired	4,989,628
Accounts payable and accrued expenses	(84,367)
Accrued property, plant and equipment	(3,634)
Other current liabilities	(27,233)
Liabilities held for sale	(155,650)
Capital lease and other financing obligations	(165,365)
Mortgage and loans payable	(592,304)
Deferred tax liabilities	(176,168)
Other liabilities	(40,021)
Net assets acquired	$3,744,886

The purchase price allocation above, as of the acquisition date, includes acquired assets and liabilities that were classified by the Company as held for sale (Note 4).
The following table presents certain information on the acquired intangible assets (dollars in thousands):

Intangible Assets	Fair Value	Estimated Useful Lives (Years)	Weighted-average Estimated Useful Lives (Years)
Customer relationships	$591,956	13.5	13.5
Trade names	72,033	1.5	1.5
Favorable leases	30,254	2.0 - 25.4	19.7

The fair value of customer relationships was estimated by applying an income approach. The fair value was determined by calculating the present value of estimated future operating cash flows generated from existing customers less costs to realize the revenue. The Company applied a weighted-average discount rate of approximately 8.5%, which reflected the nature of the assets as it relates to the estimated future operating cash flows. Other significant assumptions used to estimate the fair value of the customer relationships include projected revenue growth, customer attrition rates, sales and marketing expenses and operating margins. The fair value of the TelecityGroup's trade names was estimated using the relief of royalty approach. The Company applied a relief of royalty rate of 2.0% and a weighted-average discount rate of approximately 9.0%. The other acquired identifiable intangible assets were estimated by applying a relief of royalty or cost approach as appropriate. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in the accounting standard for fair value measurements.
The fair value of the property, plant and equipment was estimated by applying the income approach or cost approach. The income approach is used to estimate fair value based on the income stream, such as cash flows or earnings that an asset can be expected to generate over its useful life. There are two primary methods of applying the income approach to determine the fair

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after the acquisition. Goodwill is not expected to be deductible for local tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. Goodwill recorded as a result of the TelecityGroup acquisition, except for the goodwill associated with asset held for sale, is attributable to the Company’s EMEA region. The Company's results of continuing operations include TelecityGroup revenues of $399,978,000 and net loss from continuing operations of $47,133,000 for the period January 15, 2016 through December 31, 2016.
Bit-isle Acquisition
On November 2, 2015, the Company, acting through its Japanese subsidiary, completed a cash tender offer for approximately 97% of the equity instruments, including stock options, of Tokyo-based Bit-isle. The Company acquired the remaining outstanding equity instruments of Bit-isle in December 2015. The offer price was JPY 922 per share, in an all cash transaction totaling ¥33,196,000,000 or approximately $275,367,000 at the exchange rate in effect on the date of the acquisition.
On September 30, 2015, the Company, acting through its Japanese subsidiaries as borrowers, entered into a term loan agreement (the “Bridge Term Loan Agreement”) with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”). Pursuant to the Bridge Term Loan Agreement, BTMU committed to provide a senior bridge loan facility (the “Bridge Term Loan”) in the amount of up to ¥47,500,000,000, or approximately $395,675,000 at the exchange rate in effect on September 30, 2015. Proceeds from the Bridge Term Loan were to be used exclusively for the acquisition of Bit-isle, the repayment of Bit-isle’s existing debt and transaction costs incurred in connection with the closing of the Bridge Term Loan and the acquisition of Bit-isle. In October 2016, the Company borrowed ¥47,500,000,000 on a five year term loan agreement with BTMU and repaid the Bridge Term Loan. See Note 10 for further information.
The Company included Bit-isle’s results of operations from November 2, 2015 and the estimated fair value of assets acquired and liabilities assumed in its consolidated balance sheets beginning November 2, 2015. The Company incurred acquisition costs of approximately $8,645,000 for the year ended December 31, 2015 related to the Bit-isle Acquisition.
In June 2016, the Company approved the divestiture of the solar power assets of Bit-isle. See Note 4 below for further information.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Purchase Price Allocation
Under the acquisition method of accounting, the total purchase price was allocated to Bit-isle’s net tangible and intangible assets based upon their fair value as of the Bit-isle acquisition date. Based upon the purchase price and the valuation of Bit-isle, the final purchase price allocation was as follows (in thousands):

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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after the acquisition. The goodwill is not expected to be deductible for local tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. Goodwill recorded as a result of the Bit-isle acquisition is attributable to the Company’s Asia-Pacific reportable segment (see Note 17) and reporting unit (see Note 6). For the year ended December 31, 2015, the Company's results of continuing operations include Bit-isle revenues of $21,588,000 and net losses of $3,233,000.
Unaudited Pro Forma Combined Consolidated Financial Information
The following unaudited pro forma combined consolidated financial information has been prepared by the Company using the acquisition method of accounting to give effect to the TelecityGroup acquisition as though it occurred on January 1, 2015 and the Bit-isle acquisition as though it occurred on January 1, 2014. The Company completed the TelecityGroup acquisition on January 15, 2016 and the Bit-isle acquisition on November 2, 2015. TelecityGroup's operating results for the period January 15, 2016 through December 31, 2016 are included in the consolidated statement of operations for the year ended December 31, 2016. The pro forma effect for the period January 1 through January 14, 2016 was insignificant. The unaudited pro forma combined consolidated financial information reflects certain adjustments, such as additional depreciation, amortization and interest expense on assets and liabilities acquired.
The unaudited pro forma combined consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisitions occurred on the above dates, nor is it necessarily indicative of the future results of operations of the combined company.
The following table sets forth the unaudited pro forma consolidated combined results of operations for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Revenues	$3,244,349	$2,614,127
Net income from continuing operations	141,496	(251,067)
Basic EPS	2.10	(4.80)
Diluted EPS	2.08	(4.80)
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

ALOG Acquisition
On April 25, 2011, the Company and RW Brasil Fundo de Investimento em Participações, a subsidiary of Riverwood Capital L.P. (“Riverwood”), completed the acquisition of approximately 90% of the outstanding capital stock of ALOG Data Centers do Brasil S.A. (“ALOG”). As a result, the Company acquired an approximate 53% controlling equity interest in ALOG (the “ALOG Acquisition”).
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
3.    Earnings Per Share
The following table sets forth the computation of basic and diluted EPS for the years ended December 31 (in thousands, except per share amounts):

	2016	2015	2014
Net income (loss) from continuing operations	$114,408	$187,774	$(260,726)
Net income from discontinued operations, net of tax	12,392	—	—
Net income (loss)	126,800	187,774	(260,726)
Net loss from continuing operations attributable to redeemable non-controlling interests	—	—	1,179
Net income (loss) attributable to Equinix, basic and diluted	$126,800	$187,774	$(259,547)

Weighted-average shares used to calculate basic EPS	70,117	57,790	52,359
Effect of dilutive securities:
Employee equity awards	699	693	—
Total dilutive potential shares	699	693	—
Weighted-average shares used to calculate diluted EPS	70,816	58,483	52,359

Basic EPS attributable to Equinix:
Continuing operations	$1.63	$3.25	$(4.96)
Discontinued operations	0.18	—	—
Basic EPS	$1.81	$3.25	$(4.96)

Diluted EPS attributable to Equinix:
Continuing operations	$1.62	$3.21	$(4.96)
Discontinued operations	0.17	—	—
Diluted EPS	$1.79	$3.21	$(4.96)

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth potential shares of common stock that are not included in the diluted EPS calculation above because to do so would be anti-dilutive for the years ended December 31 (in thousands):

	2016	2015	2014
Shares related to the potential conversion of 3.00% convertible subordinated notes	—	—	861
Shares related to the potential conversion of 4.75% convertible subordinated notes	893	1,977	2,824
Common stock related to employee equity awards	27	88	1,820
	920	2,065	5,505
4.    Assets Held for Sale
During the fourth quarter of 2015, the Company entered into an agreement to sell a parcel of land in San Jose, California and reported the San Jose land parcel as an asset held for sale in the accompanying consolidated balance sheet as of December 31, 2015. The sale was completed in February 2016 and the Company recognized a gain on sale of $5,242,000.
In order to obtain the approval of the European Commission for the acquisition of TelecityGroup, the Company and TelecityGroup agreed to divest certain data centers, including the Company’s London 2 data center ("LD2") and certain data centers of TelecityGroup in the United Kingdom ("UK"), Netherlands, and Germany. The assets and liabilities of LD2, which were included within the EMEA operating segment, were classified as held for sale in the fourth quarter of 2015 and, therefore, the corresponding depreciation and amortization expense was ceased at that time. This divestiture was not presented as discontinued operations in the consolidated statements of operations, because it did not represent a strategic shift in the Company's business, as the Company continued operating similar businesses after the divestiture. The divestiture was completed on July 5, 2016 and the Company recognized a gain of $27,945,000 on the sale of the LD2 data center, which is included in gain on asset sales in the consolidated statement of operations for year ended December 31, 2016. During the years ended December 31, 2016, 2015 and 2014, LD2 data center generated revenue of $6,116,000, $17,579,000 and $21,772,000, respectively, and net income of $2,327,000, $7,166,000 and $9,218,000, respectively.
The acquisition of TelecityGroup closed on January 15, 2016. Accordingly, the assets and liabilities of the TelecityGroup data centers that were divested were included in assets and liabilities held for sale in the consolidated balance sheet through July 5, 2016, the date the divestiture closed. The results of operations for the TelecityGroup data centers that were divested, as well as the gain on divestiture, were classified as discontinued operations from January 15, 2016, the date the acquisition closed, through July 5, 2016 (see Note 5).
In June 2016, the Company approved the divestiture of the solar power assets of Bit-isle. In October 2016, the Company entered into a Share Transfer Agreement for the transfer of common stock of Terra Power Co., Ltd., relating to the divestiture of the solar power assets of Bit-isle. The Company received ¥400,000,000 upon the closing of the transaction, or approximately$3,816,000 at the exchange rate in effect on October 31, 2016. By November 30, 2016, the Company had received an additional ¥2,500,000,000, or approximately $22,083,000 at the exchange rate in effect at the time of cash receipt. The Company expects to receive the remaining payment of ¥5,313,384,000 in the first quarter of 2017, or approximately $45,483,000 at the exchange rate in effect on December 31, 2016. The associated loss on the sale was insignificant. Furthermore, the revenue and net income generated by the solar power assets of Bit-isle during the years ended December 31, 2016 and 2015 were insignificant.
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
During the quarter ended September 30, 2016, the Company evaluated the recoverability of the carrying value of its assets held for sale. Based on the analysis, it was determined that during negotiation of the sales agreement, the Company would not recover the carrying value of certain assets. Accordingly, the Company recorded an impairment charge on other current assets of $7,698,000 in the third quarter of 2016, reducing the carrying value of such assets from $79,459,000 to the estimated fair value of $71,761,000. The revenue and net income generated by the solar power assets of Bit-isle during the year ended December 31, 2016 were insignificant.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the assets and liabilities that were classified in assets and liabilities held for sale in the consolidated balance sheet as of December 31 (in thousands):

	2016	2015
Accounts receivable	$—	$2,222
Other current assets	—	408
Property, plant and equipment	—	23,533
Goodwill	—	5,000
Intangible assets	—	784
Other assets	—	1,310
Total assets held for sale	$—	$33,257

Accounts payable and accrued expenses	$—	$(654)
Accrued property, plant and equipment	—	(816)
Other current liabilities	—	(435)
Other liabilities	—	(1,630)
Total liabilities held for sale	$—	$(3,535)

5. Discontinued Operations
In order to obtain the approval of the European Commission for the acquisition of TelecityGroup, the Company and TelecityGroup agreed to divest certain data centers of TelecityGroup in the United Kingdom, Netherlands and Germany. Accounting guidance requires a business activity that, on acquisition, meets the criteria to be classified as held for sale be reported as a discontinued operation. On July 5, 2016, the Company completed the sale of these data centers and related assets to Digital Realty for approximately €304,564,000 and £376,171,000, or approximately total of $827,314,000 at the exchange rates in effect on July 5, 2016. The Company recognized a gain on sale of the TelecityGroup data centers in discontinued operations of $2,351,000. The results of operations for these data centers that were divested, as well as the gain on divestiture, have been reported as net income from discontinued operations, net of tax, from January 15, 2016, the date of the acquisition, through July 5, 2016 in the Company's consolidated statement of operations.
The following table presents the financial results of the Company's discontinued operations for the year ended December 31, 2016. The Company didn't record income from discontinued operations, net of income taxes for the years ended December 31, 2015 and 2014.

2016
Revenue	$48,782
Costs and operating expenses:
Cost of revenues	24,795
Sales and marketing	1,030
General and administrative	7,026
Total costs and operating expenses	32,851
Income from operations of discontinued operations	15,931
Interest expense and other, net	(1,286)
Income from discontinued operations before income taxes	14,645
Income tax expense	(4,604)
Gain on sale of discontinued operations, net of income taxes	2,351
Income from discontinued operations, net of income taxes	$12,392
As of the date of acquisition, depreciation and amortization of discontinued operations were ceased. Capital expenditures from the date of acquisition through the date of sale were $31,537,000.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.    Balance Sheet Components
Cash, Cash Equivalents and Short-Term and Long-Term Investments
Cash, cash equivalents and short-term and long-term investments consisted of the following as of December 31 (in thousands):

	2016	2015
Cash and cash equivalents:
Cash (1)	$345,119	$1,139,554
Cash equivalents:
Money market funds	400,388	1,089,284
Certificate of deposit	2,969	—
Total cash and cash equivalents	748,476	2,228,838
Marketable securities:
Certificates of deposit	6,988	14,106
Publicly traded equity securities	6,463	3,353
Total marketable securities	13,451	17,459
Total cash, cash equivalents and short-term and long-term investments	$761,927	$2,246,297
_________________________
(1)Excludes restricted cash.
As of December 31, 2016 and 2015, cash and cash equivalents included investments which were readily convertible to cash and had original maturity dates of 90 days or less. The maturities of debt instruments classified as short-term investments were one year or less as of December 31, 2016 and 2015. The maturities of debt instruments classified as long-term investments were greater than one year and less than three years as of December 31, 2016 and 2015.
The following table summarizes the cost and estimated fair value of marketable debt securities based on stated effective maturities as of December 31 (in thousands):

	2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$3,409	$3,409	$12,875	$12,875
Due after one year through three years	3,579	3,579	1,231	1,231
Total	$6,988	$6,988	$14,106	$14,106
As of December 31, 2016, the Company’s net unrealized gains (losses) on its available-for-sale securities were comprised of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$6,988	$—	$—	$6,988
Publicly traded equity securities	4,850	1,613	—	6,463
Total	$11,838	$1,613	$—	$13,451
None of the securities held at December 31, 2016 were other-than-temporarily impaired.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2015, the Company’s net unrealized gains (losses) on its available-for-sale securities were comprised of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$14,106	$—	$—	$14,106
Publicly traded equity securities	3,561	—	(208)	3,353
Total	$17,667	$—	$(208)	$17,459
None of the securities held at December 31, 2015 were other-than-temporarily impaired.
Accounts Receivable
Accounts receivable, net, consisted of the following as of December 31 (in thousands):

	2016	2015
Accounts receivable	$411,920	$302,316
Allowance for doubtful accounts	(15,675)	(10,352)
Accounts receivable, net	$396,245	$291,964
Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest.
The following table summarizes the activity of the Company’s allowance for doubtful accounts (in thousands):

Balance as of December 31, 2013	$6,640
Provision for allowance for doubtful accounts	7,093
Net write-offs	(3,825)
Impact of foreign currency exchange	(442)
Balance as of December 31, 2014	9,466
Provision for allowance for doubtful accounts	5,037
Net write-offs	(3,438)
Impact of foreign currency exchange	(713)
Balance as of December 31, 2015	10,352
Provision for allowance for doubtful accounts	8,260
Net write-offs	(2,521)
Impact of foreign currency exchange	(416)
Balance as of December 31, 2016	$15,675

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Current Assets
Other current assets consisted of the following as of December 31 (in thousands):

	2016	2015
Prepaid expenses	$79,258	$48,322
Taxes receivable	102,002	33,979
Other receivables	46,809	1,925
Derivative instruments	54,072	60,165
Other current assets	22,190	68,538
Total other current assets	$304,331	$212,929
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following as of December 31 (in thousands):

	2016	2015
Core systems	$4,760,868	$3,820,772
Buildings	2,785,799	2,383,387
Leasehold improvements	1,599,424	1,204,900
Construction in progress	645,388	351,697
Personal property	622,069	450,914
Land	237,349	183,946
	10,650,897	8,395,616
Less accumulated depreciation	(3,451,687)	(2,789,180)
Property, plant and equipment, net	$7,199,210	$5,606,436
Core systems, buildings, leasehold improvements, personal property and construction in progress recorded under capital and finance leases aggregated to $715,264,000 and $725,337,000 as of December 31, 2016 and 2015, respectively. Amortization of the assets recorded under capital leases is included in depreciation expense and accumulated depreciation on such assets totaled $161,355,000 and $117,338,000 as of December 31, 2016 and 2015, respectively.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill and Other Intangibles
The following table presents goodwill and other intangible assets, net, for the year ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Goodwill:
Americas	$469,438	$460,203
EMEA	2,281,306	374,070
Asia-Pacific	235,320	228,927
	$2,986,064	$1,063,200

Intangible assets, net:
Intangible assets - customer contracts	$839,593	$326,493
Intangible assets - trade names	69,519	10,390
Intangible assets - favorable leases	38,139	7,871
Intangible assets - licenses	9,697	9,697
Intangible assets - others	19	3,101
	956,967	357,552
Accumulated amortization - customer contracts	(183,270)	(120,660)
Accumulated amortization - trade names	(43,830)	(4,303)
Accumulated amortization - favorable leases	(8,027)	(5,416)
Accumulated amortization - licenses	(2,591)	(1,942)
Accumulated amortization - others	(18)	(666)
	(237,736)	(132,987)
Total intangible assets, net	$719,231	$224,565
Changes in the carrying amount of goodwill by geographic regions are as follows (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of December 31, 2014	$463,902	$404,093	$134,134	$1,002,129
Purchase accounting adjustments	17,192	—	95,437	112,629
Asset held for sale adjustments	—	(5,000)	—	(5,000)
Impact of foreign currency exchange	(20,891)	(25,023)	(644)	(46,558)
Balance as of December 31, 2015	460,203	374,070	228,927	1,063,200
Purchase accounting adjustments - TelecityGroup	—	2,215,567	—	2,215,567
Purchase accounting adjustments - Paris IBX Data Center acquisition	—	48,835	—	48,835
Asset held for sale adjustments	—	1,605	—	1,605
Impact of foreign currency exchange	9,235	(358,771)	6,393	(343,143)
Balance as of December 31, 2016	$469,438	$2,281,306	$235,320	$2,986,064

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in the net book value of intangible assets by geographic regions are as follows (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of December 31, 2013	$76,224	$82,709	$25,249	$184,182
Amortization of intangibles	(12,257)	(12,795)	(2,704)	(27,756)
Impact of foreign currency exchange	(1,013)	(7,729)	(157)	(8,899)
Balance as of December 31, 2014	62,954	62,185	22,388	147,527
Nimbo acquisition	1,089	—	—	1,089
Bit-isle acquisition	—	—	111,374	111,374
Asset held for sale adjustments	—	(784)	—	(784)
Write-off of intangible asset	—	(357)	—	(357)
Amortization of intangibles	(11,432)	(11,675)	(4,339)	(27,446)
Impact of foreign currency exchange	(1,968)	(5,014)	144	(6,838)
Balance as of December 31, 2015	50,643	44,355	129,567	224,565
TelecityGroup acquisition	—	694,243	—	694,243
Paris IBX Data Center acquisition	—	11,758	—	11,758
Sale of Terra Power	—	—	(2,460)	(2,460)
Write-off of intangible asset	(573)	—	—	(573)
Amortization of intangibles	(11,348)	(97,715)	(13,799)	(122,862)
Impact of foreign currency exchange	1,395	(90,280)	3,445	(85,440)
Balance as of December 31, 2016	$40,117	$562,361	$116,753	$719,231
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
Estimated future amortization expense related to these intangibles is as follows (in thousands):

Years ending:
2017	$98,178
2018	71,381
2019	67,056
2020	60,805
2021	53,044
Thereafter	368,767
Total	$719,231

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Assets
Other assets consisted of the following as of December 31 (in thousands):

	2016	2015
Deferred tax assets, net	$62,308	$61,152
Prepaid expenses, non-current	80,888	54,372
Debt issuance costs, net	6,611	19,709
Deposits	40,893	33,132
Restricted cash, non-current	9,706	10,172
Derivative instruments	15,907	8,735
Other assets, non-current	9,985	11,358
Total other assets	$226,298	$198,630
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of December 31 (in thousands):

	2016	2015
Accounts payable	$60,211	$49,892
Accrued compensation and benefits	172,808	131,204
Accrued interest	95,832	67,077
Accrued taxes(1)	133,562	37,004
Accrued utilities and security	44,202	31,789
Accrued professional fees	14,071	18,380
Accrued repairs and maintenance	5,430	3,618
Accrued other	55,623	61,984
Total accounts payable and accrued expenses	$581,739	$400,948
__________________________
(1)Includes income taxes payable of $44,048,000 and $14,527,000, respectively, as of December 31, 2016 and 2015.
Other Current Liabilities
Other current liabilities consisted of the following as of December 31 (in thousands):

	2016	2015
Deferred installation revenue	$61,399	$56,055
Customer deposits	13,894	23,676
Derivative instruments	10,819	79,256
Deferred recurring revenue	18,704	12,515
Deferred rent	4,158	3,572
Dividends payable	11,999	13,674
Asset retirement obligations	10,036	—
Other current liabilities	2,131	3,538
Total other current liabilities	$133,140	$192,286

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Liabilities
Other liabilities consisted of the following as of December 31 (in thousands):

	2016	2015
Asset retirement obligations, non-current	$92,979	$78,482
Deferred tax liabilities, net	274,341	100,624
Deferred installation revenue, non-current	96,744	86,660
Deferred rent, non-current	76,566	68,787
Accrued taxes, non-current	56,208	26,763
Dividends payable, non-current	8,495	13,394
Customer deposits, non-current	4,773	4,701
Deferred recurring revenue, non-current	2,681	3,645
Derivative instruments	140	669
Other liabilities	10,321	6,688
Total other liabilities	$623,248	$390,413
The following table summarizes the activities of the Company’s asset retirement obligation liability (in thousands):

Asset retirement obligations as of December 31, 2013	$59,548
Additions	5,774
Adjustments (1)	(871)
Accretion expense	2,438
Impact of foreign currency exchange	(2,031)
Asset retirement obligations as of December 31, 2014	64,858
Additions	17,337
Adjustments (1)	(4,676)
Accretion expense	3,349
Impact of foreign currency exchange	(2,386)
Asset retirement obligations as of December 31, 2015	78,482
Additions	22,955
Adjustments (1)	(2,366)
Accretion expense	6,685
Impact of foreign currency exchange	(2,741)
Asset retirement obligations as of December 31, 2016	$103,015
__________________________
(1)Reversal of asset retirement obligations associated with leases that were amended.

7.     Derivatives and Hedging Instruments
Derivatives Designated as Hedging Instruments
Net Investment Hedges. The Company is exposed to the impact of foreign exchange rate fluctuations on its investments in foreign subsidiaries whose functional currencies are other than the U.S. dollar. In order to mitigate the impact of foreign currency exchange rates, the Company has entered into various foreign currency loans which are designated as hedges against the Company's net investment in foreign subsidiaries. As of December 31, 2016 and 2015, the total principal amount of foreign currency loans, which were designated as net investment hedges, was $646,219,000 and $411,881,000, respectively. In March 2016, the Company began using foreign exchange forward contracts to hedge against the effect of foreign exchange rate fluctuations on a portion of its net investment in the foreign subsidiaries. For a net investment hedge, changes in the fair value of the hedging instrument

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

designated as a net investment hedge, except the ineffective portion and forward points, are recorded as a component of other comprehensive income in the consolidated balance sheet.
The Company recorded net foreign exchange gains of $45,505,000 and $4,484,000, net of amounts reclassified to gain on sale of discontinued operations, in other comprehensive income (loss) for the years ended December 31, 2016 and 2015, respectively. The Company recorded no ineffectiveness from its net investment hedges for the years ended December 31, 2016 and 2015.
Cash Flow Hedges. The Company hedges its foreign currency translation exposure for forecasted revenues and expenses in its EMEA region between the U.S. dollar and the British Pound, Euro and Swiss Franc. The foreign currency forward and option contracts that the Company uses to hedge this exposure are designated as cash flow hedges under the accounting standard for derivatives and hedging. The Company also uses purchased collar options to manage a portion of its exposure to foreign currency exchange rate fluctuations, where the Company writes a foreign currency call option and purchases a foreign currency put option. When two or more derivative instruments in combination are jointly designated as a cash flow hedging instrument, they are treated as a single instrument.
Effective January 1, 2015, the Company began to enter into intercompany hedging instruments (“intercompany derivatives”) with a wholly-owned subsidiary of the Company in order to hedge certain forecasted revenues and expenses denominated in currencies other than the U.S. dollar. Simultaneously, the Company enters into derivative contracts with unrelated third parties to externally hedge the net exposure created by such intercompany derivatives.
The following disclosure is prepared on a consolidated basis. Assets and liabilities resulting from intercompany derivatives have been eliminated in consolidation. As of December 31, 2016, the Company's cash flow hedge instruments had maturity dates ranging from January 2017 to November 2018 as follows (in thousands):

	Notional Amount	Fair Value (1)	Accumulated Other Comprehensive Income (Loss) (2)(3)
Derivative assets	$545,638	$44,570	$42,634
Derivative liabilities	42,207	(1,815)	(1,453)
	$587,845	$42,755	$41,181
__________________________

(1)	All derivative assets related to cash flow hedges are included in the consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

(2)	Included in the consolidated balance sheets within accumulated other comprehensive income (loss).

(3)
The Company recorded a net gain of $31,896 within accumulated other comprehensive income (loss) relating to cash flow hedges that will be reclassified to revenue and expenses as they mature over the next 12 months.

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

During the years ended December 31, 2016 and 2015, the ineffective and excluded portions of cash flow hedges recognized in other income (expense) were not significant. During the year ended December 31, 2016, the amount of net gains reclassified from accumulated other comprehensive income (loss) to revenues was $38,427,000 and the amount of net losses reclassified from

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

accumulated other comprehensive income (loss) to operating expenses were $19,908,000. During the year ended December 31, 2015, the amount of net gains reclassified from accumulated other comprehensive income (loss) to revenues was $27,973,000 and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses was $6,256,000. During the year ended December 31, 2014, the amount of net gains reclassified from accumulated other comprehensive income (loss) to revenues was $4,332,000 and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses was not significant.
Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. The Company is deemed to have foreign currency forward contracts embedded in certain of the Company’s customer agreements that are priced in currencies different from the functional or local currencies of the parties involved. These embedded derivatives are separated from their host contracts and carried on the Company’s balance sheet at their fair value. The majority of these embedded derivatives arise as a result of the Company’s foreign subsidiaries pricing their customer contracts in the U.S. dollar. Gains and losses on these embedded derivatives are included within revenues in the Company’s consolidated statements of operations. During the years ended December 31, 2016 and 2015, the gain or loss associated with these embedded derivatives was insignificant. During the year ended December 31, 2014, the Company recognized a net gain of $3,807,000 associated with these embedded derivatives.
Economic Hedges of Embedded Derivatives. The Company uses foreign currency forward contracts to help manage the foreign exchange risk associated with the Company’s customer agreements that are priced in currencies different from the functional or local currencies of the parties involved (“economic hedges of embedded derivatives”). Foreign currency forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. Gains and losses on these contracts are included in revenues along with gains and losses of the related embedded derivatives. The Company entered into various economic hedges of embedded derivatives during the years ended December 31, 2016, 2015 and 2014. The Company recognized a net gain of $2,884,000 during the year ended December 31, 2016 and a net loss of $2,287,000 and $2,602,000 during the years ended December 31, 2015 and 2014, respectively.
Foreign Currency Forward and Option Contracts. The Company also uses foreign currency forward and option contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of its foreign currency-denominated assets and liabilities change. Gains and losses on these contracts are included in other income (expense), net, along with the foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward contracts. The Company entered into various foreign currency forward and option contracts during the years ended December 31, 2016, 2015 and 2014. The Company recognized a net gain of $74,173,000 during the year ended December 31, 2016. The Company recognized a net loss of $24,319,000 during the year ended December 31, 2015 and a net gain of $12,657,000 during the year ended December 31, 2014.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Offsetting Derivative Assets and Liabilities
The following table presents the fair value of derivative instruments recognized in the Company’s consolidated balance sheets as of December 31, 2016 (in thousands):

	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet	Net Consolidated Balance Sheet Amounts(1)	Gross Amounts not Offset in the Consolidated Balance Sheet (2)	Net
Assets:
Designated as hedging instruments:
Cash flow hedges
Foreign currency forward and option contracts	$44,570	$—	$44,570	$(1,815)	$42,755
Net investment hedges
Foreign currency forward contracts	6,930	—	6,930	(3,310)	3,620
	51,500	—	51,500	(5,125)	46,375

Not designated as hedging instruments:
Embedded derivatives	9,745	—	9,745	—	9,745
Foreign currency forward contracts	8,734	—	8,734	(1,873)	6,861
	18,479	—	18,479	(1,873)	16,606
Additional netting benefit	—	—	—	(2,436)	(2,436)
	$69,979	$—	$69,979	$(9,434)	$60,545

Liabilities:
Designated as hedging instruments:
Cash flow hedges
Foreign currency forward and option contracts	$1,815	$—	$1,815	$(1,815)	$—
Net investment hedges
Foreign currency forward contracts	3,525	—	3,525	(3,310)	215
	5,340	—	5,340	(5,125)	215

Not designated as hedging instruments:
Embedded derivatives	1,525	—	1,525	—	1,525
Economic hedges of embedded derivatives	866	—	866	—	866
Foreign currency forward contracts	3,228	—	3,228	(1,873)	1,355
	5,619	—	5,619	(1,873)	3,746
Additional netting benefit	—	—	—	(2,436)	(2,436)
	$10,959	$—	$10,959	$(9,434)	$1,525
_______________________

(1)	As presented in the Company’s consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the fair value of derivative instruments recognized in the Company’s consolidated balance sheets as of December 31, 2015 (in thousands):

	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet	Net Consolidated Balance Sheet Amounts(1)	Gross Amounts not Offset in the Consolidated Balance Sheet (2)	Net
Assets:
Designated as hedging instruments:
Foreign currency forward and option contracts	$16,027	$—	$16,027	$(813)	$15,214

Not designated as hedging instruments:
Embedded derivatives	8,926	—	8,926	—	8,926
Economic hedges of embedded derivatives	744	—	744	—	744
Foreign currency forward contracts	43,203	—	43,203	(34,577)	8,626
	52,873	—	52,873	(34,577)	18,296
Additional netting benefit	—	—	—	(9,512)	(9,512)
	$68,900	$—	$68,900	$(44,902)	$23,998

Liabilities:
Designated as hedging instruments:
Foreign currency forward and option contracts	$813	$—	$813	$(813)	$—

Not designated as hedging instruments:
Embedded derivatives	1,772	—	1,772	—	1,772
Economic hedges of embedded derivatives	417	—	417	—	417
Foreign currency forward contracts	76,923	—	76,923	(34,577)	42,346
	79,112	—	79,112	(34,577)	44,535
Additional netting benefit	—	—	—	(9,512)	(9,512)
	$79,925	$—	$79,925	$(44,902)	$35,023
_________________________

(1)	As presented in the Company’s consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

(2)
The Company enters into master netting agreements with its counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default.

8.     Fair Value Measurements
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
Cash, Cash Equivalents and Investments. The fair value of the Company's investments in money market funds approximates their face value. Such instruments are included in cash equivalents. The Company’s money market funds and publicly traded equity securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

instruments in active markets. The fair value of the Company's other investments approximate their face value and include certificates of deposit. The fair value of these investments is priced based on the quoted market price for similar instruments or nonbinding market prices that are corroborated by observable market data. Such instruments are classified within Level 2 of the fair value hierarchy. The Company determines the fair values of its Level 2 investments by using inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, custody bank, third-party pricing vendors, or other sources. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. The Company is responsible for its consolidated financial statements and underlying estimates.
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
During the years ended December 31, 2016 and 2015, the Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis.
The Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 were as follows (in thousands):

	Fair Value at December 31,	Fair Value Measurement Using
	2016	Level 1	Level 2
Assets:
Cash	$345,119	$345,119	$—
Money market and deposit accounts	400,388	400,388	—
Publicly traded equity securities	6,463	6,463	—
Certificates of deposit	9,957	—	9,957
Derivative instruments (1)	69,979	—	69,979
	$831,906	$751,970	$79,936
Liabilities:
Derivative instruments (1)	$10,959	$—	$10,959
_________________________

(1)
Includes both foreign currency embedded derivatives and foreign currency forward and option contracts. Amounts are included within other current assets, other assets, other current liabilities and other liabilities in the Company’s consolidated balance sheet.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2015 were as follows (in thousands):

	Fair Value at December 31,	Fair Value Measurement Using
	2015	Level 1	Level 2
Assets:
Cash	$1,139,554	$1,139,554	$—
Money market and deposit accounts	1,089,284	1,089,284	—
Publicly traded equity securities	3,353	3,353	—
Certificates of deposit	14,106	—	14,106
Derivative instruments (1)	68,900	—	68,900
	$2,315,197	$2,232,191	$83,006
Liabilities:
Derivative instruments (1)	$79,925	$—	$79,925
_________________________

(1)
Includes embedded derivatives, foreign currency embedded derivatives and foreign currency forward contracts. Amounts are included within other current assets, other current liabilities and other liabilities in the Company’s consolidated balance sheet.

The Company did not have any Level 3 financial assets or financial liabilities during the years ended December 31, 2016 and 2015.
9.     Leases
Capital Lease and Other Financing Obligations
The Company’s capital lease and other financing obligations expire at various dates ranging from 2017 to 2053. The weighted average effective interest rate of the Company’s capital lease and other financing obligations was 7.96% as of December 31, 2016.
The Company’s capital lease and other financing obligations are summarized as follows as of December 31, 2016 (in thousands):

	Capital Lease Obligations	Other Financing Obligations	Total
2017	$82,688	$78,914	$161,602
2018	83,046	75,841	158,887
2019	83,871	70,893	154,764
2020	83,925	69,838	153,763
2021	84,192	70,911	155,103
Thereafter	827,125	693,385	1,520,510
Total minimum lease payments	1,244,847	1,059,782	2,304,629
Plus amount representing residual property value	—	508,857	508,857
Less amount representing interest	(551,507)	(750,191)	(1,301,698)
Present value of net minimum lease payments	693,340	818,448	1,511,788
Less current portion	(26,973)	(74,073)	(101,046)
	$666,367	$744,375	$1,410,742

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Tokyo 5 ("TY5") Phase 1 Equipment Leases
In February 2016, the Company entered into a lease agreement for certain equipment in TY5 data center in Tokyo metro area. The lease was accounted for as a capital lease. Monthly payments under the equipment lease will be made through February 2032 at an effective interest rate of 6.33%. The total outstanding obligation under the equipment lease was approximately ¥3,074,947,000, or $27,244,000 in U.S. dollars at the exchange rate in effect as of February 29, 2016.
Operating Leases
The Company also leases its IBX data centers and certain equipment under noncancelable operating lease agreements. The majority of the Company’s operating leases for its land and IBX data centers expire at various dates through 2065 with renewal options available to the Company. The lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated some rent expense abatement periods for certain leases to better match the phased build out of its IBX data centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent (see Note 6, “Other Current Liabilities” and “Other Liabilities”).
Minimum future operating lease payments as of December 31, 2016 are summarized as follows (in thousands):

Years ending:
2017	$142,854
2018	138,555
2019	134,123
2020	122,781
2021	114,890
Thereafter	958,068
Total	$1,611,271
Total rent expense was approximately $140,604,000, $101,547,000 and $105,391,000 for the years ended December 31, 2016, 2015 and 2014, respectively.
10.    Debt Facilities
Mortgage and Loans Payable
The Company’s mortgage and loans payable consisted of the following as of December 31 (in thousands):

	2016	2015
Term loans	$1,006,982	$456,740
Bridge term loan	—	386,547
Japanese Yen term loan	406,600	—
Revolving credit facility borrowings	—	325,622
Brazil financings	—	27,113
Mortgage payable and other loans payable	44,382	47,677
	1,457,964	1,243,699
Less the amount representing debt discount and debt issuance cost	(22,811)	(2,681)
Add the amount representing mortgage premium	1,862	1,987
	1,437,015	1,243,005
Less current portion	(67,928)	(770,236)
	$1,369,087	$472,769

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Company is required to repay the Term Loan A Facility in quarterly installments in the amount of $10,000,000 per quarter, with a balloon payment of $300,000,000 at the end of the term. The Term Loan A Facility bears interest at a rate based on LIBOR or, at the Company’s option, the base rate, which is defined as the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Bank of America prime rate and (c) LIBOR plus, in either case, a margin that varies as a function of the Company’s consolidated net lease adjusted leverage ratio that ranges between 1.25% and 1.75% per annum if the Company elects to use the LIBOR index and in the range of 0.25% to 0.75% per annum if the Company elects to use the base rate index. In December 2014, the Company utilized $110,740,000 of the Term Loan A Facility to repay the remaining principal of the U.S. term loan as well as fees and interest.

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
Second Amendment
On December 8, 2015, the Company, as borrower, and certain subsidiaries as guarantors entered into the second amendment (the “Second Amendment”) to the Senior Credit Facility. Pursuant to the Second Amendment, the Revolving Credit Facility was increased by $500,000,000 to $1,500,000,000 and the Company received commitments from the lenders for a $250,000,000 seven year term loan (the “USD Term Loan B Commitment”) and for a £300,000,000, or approximately $442,020,000 in U.S. dollars at the exchange rate in effect on December 31, 2015, seven year term loan (the “Sterling Term Loan B Commitment”, and collectively,

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the “Term Loan B Commitments”). On January 8, 2016, the Company borrowed the full amount of the $250,000,000 and £300,000,000 under the Term Loan B Commitment.
An original issue discount applied to borrowings under the Term Loan B Commitments. The original issue discount for borrowings under the USD Term Loan B Commitment was 0.25% of the principal. The original issue discount for borrowings under the Sterling Term Loan B Commitment was 0.50% of the principal. Funding of the Term Loan B will be net of the applicable original issue discount.
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
Third Amendment
On December 22, 2016, the Company, as borrower, and certain subsidiaries as guarantors, entered into the third amendment (the "Third Amendment") to the Senior Credit Facility. Pursuant to the Third Amendment, (i) the Company may borrow up to €1,000,000,000 in additional term B loan (the "Term B-2 Loan"), (ii) the interest rate margin applicable to the existing Term Loan B (the "Term Loan B-1 Facility") in US Dollars was reduced from 3.25% to 2.50% and the LIBOR floor applicable to such loans were reduced from 0.75% to zero and (iii) the interest rate margin applicable to the loans borrowed under the Term Loan B-1 Facility in Pounds Sterling was reduced from 3.75% to 3.00%, with no change to the existing LIBOR floor of 0.75% applicable to such loans. The Company accounted for this transaction as a debt modification.
On January 6, 2017, the Company borrowed the full amount of the Term B-2 Loan for €1,000,000,000, or approximately $1,059,800,000 in U.S dollars at the exchange rate in effect on January 6, 2017. The Term B-2 Loan will bear interest at an index rate based on EURIBOR plus a margin of 3.25%. No original issue discount is applicable to the Term B-2 Loan. The Term B-2 Loan must be repaid in equal quarterly installments of 0.25% of the original principal amount of the Term B-2 Loan starting in the second quarter of 2017, with the remaining amount outstanding to be repaid in full on the seventh anniversary of the funding date of the Term B-2 Loan.
Outstanding Borrowings
As of December 31, 2016, the Company had CHF 40,954,000, €158,525,000, £79,360,000 and ¥10,220,571,000, or approximately $392,238,000 in U.S dollars at exchange rates in effect as of December 31, 2016, outstanding under the Term Loan A Facility with a weighted average effective interest rate of 1.59% per annum. Debt issuance costs related to the Term Loan A, net of amortization, were $734,000 as of December 31, 2016. As of December 31, 2016, the Company had $248,125,000 and £297,750,000 outstanding term loan balances, or a total of approximately $614,745,000 at the exchange rate in effect on December 31, 2016, under the Term Loan B Commitments with a weighted average effective interest rate of 3.56% per annum. Debt issuance costs related to the Term Loan B, net of amortization were approximately $9,383,000 as of December, 31, 2016.
The Company commenced borrowing under the Revolving Credit Facility in late 2015. During 2015, the Company borrowed $245,000,000, of which $20,000,000 had been repaid as of December 31, 2015 and ¥12,094,000,000, or approximately $100,622,000 in U.S dollars at the exchange rate in effect on December 31, 2015. As of December 31, 2015, a total of $325,622,000 was outstanding under the Revolving Credit Facility with interest rates ranging from 1.25% to 1.60%. During the first quarter of 2016, the Company repaid $331,357,000 of the borrowings under the revolving credit facility at the exchange rate in effect on the repayment. No borrowings were outstanding under the revolving credit facility as of December 31, 2016.
Bridge Term Loan
In connection with its acquisition of Bit-isle, on September 30, 2015, the Company, acting through its Japanese subsidiaries as borrowers, entered into a term loan agreement (the “Bridge Term Loan”) with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”). Pursuant to the Bridge Term Loan Agreement, BTMU committed to provide a senior bridge loan facility (the “Bridge Term Loan”)

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

in the amount of up to ¥47,500,000,000, or approximately $395,200,000 in U.S dollars at the exchange rate in effect on December 31, 2015. Proceeds from the Bridge Term Loan were used exclusively for the acquisition of Bit-isle, the repayment of Bit-isle’s existing debt and transaction costs incurred in connection with the closing of the Bridge Term Loan and the acquisition of Bit-isle. Borrowings under the Bridge Term Loan bore interest at the Tokyo Interbank Offered Rate for Japanese Yen, plus a margin of 0.4% per annum for the first ten months following the first draw down. Thereafter, the margin increased to 1.75% per annum. The Company repaid the Bridge Term Loan at the end of its term on October 31, 2016.
Japanese Yen Term Loan
On September 30, 2016, the Company entered into a five year term loan agreement (the "Japanese Yen Term Loan") with BTMU for ¥47,500,000,000, or approximately $468,350,000 at the exchange rate in effect on September 30, 2016. Loans made under the Japanese Yen Term Loan must be repaid in equal quarterly installments of ¥625,000,000, with the remaining¥35,625,000,000 to be repaid in full on October 29, 2021. Borrowings under the Japanese Yen Term Loan bear interest at the Tokyo Interbank Offered Rate for Japanese Yen, plus a margin of 1.5% per annum.

In October 2016, the Company drew down the full amount of the Japanese Yen Term Loan of ¥47,500,000,000, or approximately$453,150,000 at the exchange rate in effect on October 31, 2016, and repaid the Bridge Term Loan. Total outstanding borrowings under the Term Loan Commitment were ¥47,500,000,000, or approximately $406,600,000 in U.S dollars at the exchange rate in effect as of December 31, 2016. As of December 31, 2016, debt issuance cost, net of amortization, related to the Japanese Yen Term Loan was ¥1,094,395,000, or approximately $9,401,000 in U.S. dollars at the exchange rate in effect on December 31, 2016.

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
Brazil Financings
In November 2013, the Company completed a 60,318,000 Brazilian real borrowing agreement, or approximately $25,536,000 (the “2013 Brazil Financing”).  The 2013 Brazil Financing had a five-year term with semi-annual principal payments beginning in the third year of its term and semi-annual interest payments during its term.  The 2013 Brazil Financing bears an interest rate of 2.25% above the local borrowing rate. The 2013 Brazil Financing had a final maturity date of November 2018.
In June 2012, the Company completed a 100,000,000 Brazilian real borrowing agreement, or approximately $48,807,000 (the “2012 Brazil Financing”). The 2012 Brazil Financing had a five-year term with semi-annual principal payments beginning in the third year of its term and quarterly interest payments during its term. The 2012 Brazil Financing bears an interest rate of 2.75% above the local borrowing rate. The 2012 Brazil Financing had a final maturity date of June 2017.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In June 2016, the Company prepaid and terminated its 2012 and 2013 Brazil financings. In connection with this prepayment, the Company paid 90,652,000 Brazilian Reals including principal, accrued interest and termination fees, or approximately $28,298,000 at the exchange rate in effect as of June 30, 2016. The loss on debt extinguishment recognized in the consolidated statements of operations was insignificant.

Mortgage Payable
In October 2013, as a result of the Frankfurt Kleyer 90 Carrier Hotel Acquisition, the Company assumed a mortgage payable of $42,906,000 with an effective interest rate of 4.25%. The mortgage payable has monthly principal and interest payments and has an expiration date of August 2022.
Convertible Debt
The Company’s convertible debt consisted of the following as of December 31 (in thousands):

	2016	2015
4.75% Convertible Subordinated Notes	$—	$150,082
Less amount representing debt discount and debt issuance cost	—	(3,961)
	$—	$146,121
3.00% Convertible Subordinated Notes
In September 2007, the Company issued $395,986,000 aggregate principal amount of 3.00% Convertible Subordinated Notes due October 15, 2014 (the “3.00% Convertible Subordinated Notes”). Interest was payable semi-annually on April 15 and October 15 of each year and commenced April 15, 2008.
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
4.75% Convertible Subordinated Notes
In June 2009, the Company issued $373,750,000 aggregate principal amount of 4.75% Convertible Subordinated Notes due June 15, 2016 (the “4.75% Convertible Subordinated Notes”). Interest was payable semi-annually on June 15 and December 15 of each year and commenced on December 15, 2009.
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
In April and June 2016, holders of the 4.75% convertible subordinated notes converted or redeemed a total of $150,082,000 of the principal amount of the notes for 1,981,662 shares of the Company’s common stock and $3,619,000 in cash, comprised of accrued interest, cash paid in lieu of fractional shares and principal redemption. In the Company’s consolidated statement of cash flows for the year ended December 31, 2016, the principal redemption and cash paid in lieu of issuing fractional shares to settle a portion of the principal amount were included within net cash provided by (used in) financing activities and the accrued interest paid was included within net cash provided by operating activities.

Issuance and transaction costs incurred at the time of the issuance of the 4.75% Convertible Subordinated Notes with third parties are allocated to the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. The 4.75% Convertible Subordinated Notes consisted of the following as of December 31 (in thousands):

	2016	2015
Equity component (1)	$—	$42,091
Liability component:
Principal	$—	$150,082
Less debt discount and debt issuance costs, net (2)	—	(3,961)
Net carrying amount	$—	$146,121
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
The following table sets forth total interest expense recognized related to the 4.75% Convertible Subordinated Notes for the years ended December 31 (in thousands):

	2016	2015
Contractual interest expense	$3,267	$7,501
Amortization of debt issuance costs	186	428
Amortization of debt discount	3,775	8,060
	$7,228	$15,989
Effective interest rate of the liability component	10.48%	10.65%
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Senior Notes
The Company’s senior notes consisted of the following as of December 31 (in thousands):

	2016	2015
5.375% Senior Notes due 2023	$1,000,000	$1,000,000
5.375% Senior Notes due 2022	750,000	750,000
4.875% Senior Notes due 2020	500,000	500,000
5.75% Senior Notes due 2025	500,000	500,000
5.875% Senior Notes due 2026	1,100,000	1,100,000
	3,850,000	3,850,000
Less amount representing debt issuance cost	(39,230)	(45,366)
	$3,810,770	$3,804,634
2022 Senior Notes and 2025 Senior Notes
In November 2014, the Company issued $750,000,000 aggregate principal amount of 5.375% senior notes due January 1, 2022, and $500,000,000 aggregate principal amount of 5.750% senior notes due January 1, 2025, which are referred to as the “2022 Senior Notes” and “2025 Senior Notes”, respectively, and collectively, as the “2022 and 2025 Senior Notes”. Interest on each series of the notes is payable semi-annually in arrears on January 1 and July 1 of each year, commencing on July 1, 2015.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
As of December 31, 2016 and 2015, debt issuance costs related to the 2022 and 2025 Senior Notes, net of amortization, were $12,532,000 and $14,622,000, respectively.
2026 Senior Notes
In December 2015, the Company issued $1,100,000,000 aggregate principal amount of 5.875% of additional senior notes due January 15, 2026, which are referred to as the “2026 Senior Notes”. Interest on the notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2016.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
In addition, at any time prior to January 15, 2021, the Company may redeem all or a part of the 2026 Senior Notes at a redemption price equal to 100% of the principal amount of 2026 Senior Notes redeemed plus the applicable premium (the “2026 Senior Notes Applicable Premium”) as of, and accrued and unpaid interest, if any, to, but not including, the date of the redemption, subject to the rights of the holders of record of 2026 Senior Notes on the relevant record date to receive interest due on the relevant interest payment date. The 2026 Senior Notes Applicable Premium means the greater of:

•	1.0% of the principal amount of the 2026 Senior Notes;

•
the excess of: (a) the present value at such redemption date of (i) the redemption price of the 2026 Senior Notes at January 15, 2021 (such redemption price being set forth in the table as shown in the above table ), plus (ii) all required interest payments due on the 2026 Senior Notes through January 15, 2021 (excluding accrued but unpaid interest, if any, to, but not including the, the redemption date,) computed using a discount rate equal to the treasury rate as of such redemption date plus 0.5 basis points; over (b) the principal amount of the 2026 Senior Notes, if greater.

As of December 31, 2016 and 2015, debt issuance costs related to the 2026 Senior Notes, net of amortization, were $15,112,000 and $16,879,000, respectively.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Redemption Price of the 2020 Senior Notes
2018	102.438%
2019	101.219%
2020 and thereafter	100.000%
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Redemption Price of the 2023 Senior Notes
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

Debt issuance costs related to the 2020 Senior Notes and 2023 Senior Notes, net of amortization, were $11,585,000 and $13,865,000 as of December 31, 2016 and 2015, respectively.
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
Loss on Debt Extinguishment
During the year ended December 31, 2016, the Company recorded of $12,276,000 loss on debt extinguishment as a result of (i) the settlement of the financing obligations for Paris 3 IBX data center, (ii) a portion of the lender fees associated with the Japanese Yen Term Loan and (iii) the prepayment and terminations of the 2012 and 2013 Brazil financings.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Maturities of Debt Facilities
The following table sets forth maturities of the Company’s debt, including mortgage, loans payable, and senior notes, gross of debt issuance costs and debt discounts, as of December 31, 2016 (in thousands):

Years ending:
2017	$67,928
2018	68,013
2019	348,271
2020	530,836
2021	330,530
Thereafter	3,964,248
$5,309,826
Fair Value of Debt Facilities
The following table sets forth the estimated fair values of the Company’s mortgage, loans payable, convertible debt, senior notes and revolving credit line, including current maturities, as of December 31 (in thousands):

	2016	2015
Mortgage and loans payable	$1,461,954	$916,602
Convertible debt	—	151,997
Senior notes	4,033,985	3,954,000
Revolving credit facility	—	325,617
The fair value of the mortgage, loans payable and convertible debt, which were not publicly traded, was estimated by considering the Company’s credit rating, current rates available to the Company for debt of the same remaining maturities and terms of the debt (level 2). The fair value of the senior notes, which were traded in the public debt market, was based on quoted market prices (level 1).
Interest Charges
The following table sets forth total interest costs incurred and total interest costs capitalized for the years ended December 31 (in thousands):

	2016	2015	2014
Interest expense	$392,156	$299,055	$270,553
Interest capitalized	13,338	10,943	19,004
Interest charges incurred	$405,494	$309,998	$289,557
11.    Redeemable Non-Controlling Interests
In July 2014, the Company and Riverwood entered into a purchase and sale agreement in which the Company acquired Riverwood’s interest in ALOG and approximate 10% of ALOG owned by ALOG management, which resulted in the Company owning 100% of ALOG (See Note 2). The Company did not have redeemable non-controlling interests as of December 31, 2015 and 2016.
The following table provides a summary of the activities of the Company’s redeemable non-controlling interests (in thousands):

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
12.     Stockholders’ Equity
The Company’s authorized share capital is 300,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 25,000,000 is designated Series A, 25,000,000 is designated as Series A-1 and 50,000,000 is undesignated. As of December 31, 2016 and 2015, the Company had no preferred stock issued and outstanding.
Common Stock
In November 2015, the Company issued and sold 2,994,792 shares of its common stock in a public offering pursuant to a registration statement and a related prospectus and prospectus supplement, in each case filed with the Securities and Exchange Commission. The shares issued and sold included the full exercise of the underwriters’ option to purchase 390,625 additional shares. The Company received net proceeds of approximately $829,496,000, after deducting underwriting discounts and commissions of $32,344,000 and offering expenses of $660,000.
In December 2015, certain holders of the Company's 4.75% Convertible Subordinated Notes elected to convert a portion of the notes into 101,947 shares of the Company's common stock. See convertible debt in Note 10 for additional information.
In April and June 2016, upon the maturity of the Company's 4.75% Convertible Subordinated Notes, holders of the Company's 4.75% Convertible Subordinated Notes converted $150,082,000 principal amount of the notes into 1,981,662 shares of the Company's common stock. In June 2016, the Company also settled the capped call transaction and received 380,779 shares of common stock, which were placed in treasury and resulted in a credit of $141,688,000 to additional paid in capital at the market price of $372.10 on June 15, 2016. See convertible debt in Note 10 for additional information.
As of December 31, 2016, the Company had reserved the following shares of authorized but unissued shares of common stock for future issuances:

Common stock options and restricted stock units	5,134,885
Common stock employee purchase plans	3,427,867
Total	8,562,752

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Loss
The components of the Company’s accumulated other comprehensive loss (OCI) consisted of the following as of December 31, 2014, 2015 and 2016 (in thousands):

	December 31, 2013	Net Change	December 31, 2014	Net Change	December 31, 2015	Net Change	December 31, 2016
Foreign currency translation adjustment ("CTA") loss	$(132,881)	$(204,065)	$(336,946)	$(186,763)	$(523,709)	$(507,420)	$(1,031,129)
Unrealized gain (loss) on cash flow hedges(1)	(2,187)	8,790	6,603	4,550	11,153	19,551	30,704
Net investment hedge CTA gain(1)	—	—	—	4,484	4,484	45,505	49,989
Unrealized gain (loss) on available for sale securities(2)	180	(279)	(99)	(40)	(139)	2,249	2,110
Net actuarial gain (loss) on defined benefit plans(3)	—	(2,001)	(2,001)	1,153	(848)	32	(816)
OCI attributable to redeemable non-controlling interests (4)	21,121	(21,121)	—	—	—	—	—
	$(113,767)	$(218,676)	$(332,443)	$(176,616)	$(509,059)	$(440,083)	$(949,142)
__________________________

(1)	Refer to Note 7 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income (loss).

(2)	The realized gains and losses reclassified from accumulated other comprehensive loss to net income (loss) were insignificant for the year ended December 31, 2016.

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

(4)
The Company purchased the redeemable non-controlling interests in ALOG in July 2014. Changes include $1,810 of other comprehensive income attributable to redeemable non-controlling interests for the seven months and $19,311 of accumulated other comprehensive income reclassified to additional paid-in capital upon the Company’s purchase of the redeemable non-controlling interests in ALOG in July 2014.

Changes in foreign currencies can have a significant impact to the Company’s consolidated balance sheets (as evidenced above in the Company’s foreign currency translation gain or loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translating into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. At December 31, 2016, the U.S. dollar was generally stronger relative to certain of the currencies of the foreign countries in which the Company operates. This overall strength of the U.S. dollar had an overall negative impact on the Company’s consolidated financial position because the foreign denominations translated into less U.S. dollars as evidenced by an increase in foreign currency translation loss for the year ended December 31, 2016 compared to the year ended December 31, 2015 as reflected in the above table. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which the Company does business could have a significant impact on its consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.
Share Repurchase Program
2013 Share Repurchase Program
In December 2013, the Company’s Board of Directors (the “Board”) approved a share repurchase program (the “2013 Share Repurchase Program”) to repurchase up to $500,000,000 in value of the Company’s common stock in the open market or private transactions through December 31, 2014. The 2013 Share Repurchase Program was designed to return value to the Company’s stockholders and minimize dilution from stock issuances.
During the year ended December 31, 2014, the Company repurchased a total of 1,517,743 shares of its common stock in the open market at an average price of $196.32 per share for total consideration of $297,958,000 under the 2013 Share Repurchase Program. The 2013 Share Repurchase Program expired on December 31, 2014.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the year ended December 31, 2015, the Company re-issued 7,348 shares of its treasury stock with a total value of $1,807,000 related to the settlement of restricted stock units and 11,784 shares of its treasury stock with a total value of $3,546,000 related to the exchange and conversion of the 4.75% Convertible Subordinated Notes (see Note 10). During the year ended December 31, 2014, the Company re-issued a total of 1,752,615 shares of treasury stock acquired under the 2013 Share Repurchase Program with a total value of $345,858,000 primarily related to the exchange and conversions of the 4.75% Convertible Subordinated Notes and the exchanges and settlement of the 3.00% Convertible Subordinated Notes (see Note 10).
2011 Share Repurchase Program
In November 2011, the Board approved a share repurchase program (the “2011 Share Repurchase Program”) to repurchase up to $250,000,000 in value of the Company’s common stock in the open market or private transactions through December 31, 2012. The 2011 Share Repurchase Program was designed to return value to the Company’s stockholders and minimize dilution from stock issuances.
During the year ended December 31, 2014, the Company re-issued a total of 355,477 shares of its treasury stock with a total value of $66,424,000, primarily related to the exchange and conversions of the 4.75% Convertible Subordinated Notes (see Note 10).
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
Dividends
During the year ended December 31, 2016, the Company's Board of Directors declared quarterly cash dividends of $1.75 per share on November 2, August 3, May 4, and February 18, 2016, with record dates of November 16, August 24, May 25, and March 9, 2016, respectively, and payment dates of December 14, September 14, June 15, and March 23, 2016, respectively. The Company paid a total of $492,403,000 in cash dividends during the year ended December 31, 2016.
During the year ended December 31, 2015, the Company's Board of Directors declared quarterly cash dividends of $1.69 per share on October 28, July 29, May 7 and February 19, 2015, with record dates of December 9, August 26, May 27 and March 11,

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2015, respectively, and payment dates of December 16, September 16, June 17 and March 25, 2015, respectively. The Company paid a total of $393,584,000 in cash dividends during the year ended December 31, 2015.
In addition, as of December 31, 2016, for dividends and special distributions attributed to the RSU awards, the Company recorded a short term dividend payable of $11,999,000 and a long term dividend payable of $8,495,000 for the restricted stock units that have not yet vested.
For Federal income tax purposes, distributions to stockholders are treated as ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2016 and 2015, the quarterly dividend and special distributions were classified as follows:

Record Date	Payment Date	Total Distribution	Nonqualified Ordinary Dividend	Qualified Ordinary Dividend	Return of Capital
		(per share)
Fiscal 2016
3/9/2016	3/23/2016	$1.750000	$1.231334	$0.518666	$—
5/25/2016	6/15/2016	1.750000	1.231334	0.518666	—
8/24/2016	9/14/2016	1.750000	1.231334	0.518666	—
11/16/2016	12/14/2016	1.750000	1.231334	0.518666	—
Total		$7.000000	$4.925336	$2.074664	$—

Fiscal 2015
3/11/2015	3/25/2015	$1.690000	$0.978733	$0.711267	$—
5/27/2015	6/17/2015	1.690000	0.978733	0.711267	—
8/26/2015	9/16/2015	1.690000	0.978733	0.711267	—
10/8/2015	11/10/2015	10.945146	6.338687	4.606459	—
12/9/2015	12/16/2015	1.690000	0.978733	0.711267	—
Total		$17.705146	$10.253619	$7.451527	$—
13.     Stock-Based Compensation
Equinix Equity Awards
Equity Compensation Plans
In May 2000, the Company’s stockholders approved the adoption of the 2000 Equity Incentive Plan as the successor plan to the 1998 Stock Plan. Beginning in August 2000, the Company no longer issued additional grants under the 1998 Stock Plan, and unexercised options under the 1998 Stock Plan that are canceled due to an optionee’s termination may be reissued under the successor 2000 Equity Incentive Plan. Under the 2000 Equity Incentive Plan, nonstatutory stock options, restricted shares, restricted stock units, and stock appreciation rights may be granted to employees, outside directors and consultants at not less than 85% of the fair value on the date of grant, and incentive stock options may be granted to employees at not less than 100% of the fair value on the date of grant. Options granted prior to October 1, 2005 generally expire 10 years from the grant date, and equity awards granted to employees and consultants on or after October 1, 2005 will generally expire 7 years from the grant date, subject to continuous service of the optionee. Equity awards granted under the 2000 Equity Incentive Plan generally vest over 4 years. As of December 31, 2016, the Company had reserved a total of 16,636,172 shares for issuance under the 2000 Equity Incentive Plan of which 3,001,796 were still available for grant. The 2000 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”), and the Compensation Committee may terminate or amend the plan, with approval of the stockholders as may be required by applicable law, at any time.
In May 2000, the Company’s stockholders approved the adoption of the 2000 Director Option Plan, which was amended and restated effective January 1, 2003. Under the 2000 Director Option Plan, each non-employee board member who was not previously an employee of the Company will receive an automatic initial nonstatutory stock option grant, which vests in four annual

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

installments. In addition, each non-employee board member will receive an annual non-statutory stock option grant on the date of the Company’s regular Annual Meeting of Stockholders, provided the board member will continue to serve as a director thereafter. Such annual option grants shall vest in full on the earlier of a) the first anniversary of the grant, or b) the date of the regular Annual Meeting of Stockholders held in the year following the grant date. A new director who receives an initial option will not receive an annual option in the same calendar year. Options granted under the 2000 Director Option Plan will have an option price not less than 100% of the fair value on the date of grant and will have a 10-year contractual term, subject to continuous service of the board member. On December 18, 2008, the Company’s Board of Directors passed resolutions eliminating all automatic stock option grant mechanisms under the 2000 Director Option Plan, and replaced them with an automatic restricted stock unit grant mechanism under the 2000 Equity Incentive Plan. As of December 31, 2016, the Company had reserved 594,403 shares for issuance under the 2000 Director Option Plan of which 505,646 were still available for grant. The 2000 Director Option Plan is administered by the Compensation Committee and the Compensation Committee may terminate or amend the plan, with approval of the stockholders as may be required by applicable law, at any time.
In September 2001, the Company adopted the 2001 Supplemental Stock Plan, under which non-statutory stock options and restricted shares/restricted stock units may be granted to consultants and employees who are not executive officers or board members, at not less than 85% of the fair value on the date of grant. Options granted prior to October 1, 2005 generally expire 10 years from the grant date, and options granted on or after October 1, 2005 will generally expire seven years from the grant date, subject to continuous service of the optionee. Current stock options granted under the 2001 Supplemental Stock Plan generally vest over four years. As of December 31, 2016, the Company had reserved a total of 1,494,275 shares for issuance under the 2001 Supplemental Stock Plan, of which 260,498 were still available for grant. The 2001 Supplemental Stock Plan is administered by the Compensation Committee, and the plan will continue in effect indefinitely unless the Compensation Committee decides to terminate it earlier.
The 1998 Stock Plan, 2000 Equity Incentive Plan, 2000 Director Option Plan and 2001 Supplemental Stock Plan are collectively referred to as the “Equity Compensation Plans.”
Stock Options
Stock option activity under the Equity Compensation Plans is summarized as follows:

	Number of Shares Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (Dollars in Thousands)
Stock options outstanding at December 31, 2013	148,055	$73.99
Stock options exercised	(71,780)	72.44
Additional shares granted due to special distribution	1,659	—
Stock options outstanding at December 31, 2014	77,934	73.84
Stock options exercised	(41,889)	64.18
Additional shares granted due to special distribution	1,454	—
Stock options expired	(250)	41.12
Stock options outstanding at December 31, 2015	37,249	82.06
Stock options exercised	(18,183)	80.10
Stock options outstanding at December 31, 2016	19,066	82.01	1.2	$5,251
Stock options vested and exercisable at December 31, 2016	19,066	82.01	1.2	$5,251
__________________________

(1)	The aggregate intrinsic value is calculated as the difference between the market value of the stock as of December 31, 2016 and the exercise price of the option.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes information about outstanding stock options as of December 31, 2016:

	Outstanding			Exercisable
Range of exercise prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$28.56 to $54.22	1,585	1.89	$35.55	1,585	$35.55
$80.84 to $88.56	17,481	1.14	86.22	17,481	86.22
	19,066	1.2	82.01	19,066	82.01
The Company provides the following additional disclosures for stock options as of December 31 (in thousands):

	2016	2015	2014
Total fair value of stock options vested	$—	$—	$45
Total aggregate intrinsic value of stock options exercised (1)	4,712	7,198	9,227
_________________________

(1)	The intrinsic value is calculated as the difference between the market value of the stock on the date of exercise and the exercise price of the option.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (Dollars in Thousands)
Restricted stock units outstanding, December 31, 2013	1,509,382	$122.05
Restricted stock units granted	803,692	190.90
Additional shares granted due to special distribution	48,171	224.45
Restricted stock units released, vested	(703,393)	201.85
Restricted stock units canceled	(253,878)	179.71
Restricted stock units outstanding, December 31, 2014	1,403,974	114.56
Restricted stock units granted	711,990	236.89
Additional shares granted due to special distribution	51,432	297.03
Restricted stock units released, vested	(623,554)	173.79
Special distribution shares released	(19,966)	227.99
Restricted stock units canceled	(103,922)	198.67
Special distribution shares canceled	(3,516)	235.43
Restricted stock units outstanding, December 31, 2015	1,416,438	148.53
Restricted stock units granted	720,601	309.18
Additional shares granted due to special distribution	37	297.03
Restricted stock units released, vested	(655,584)	213.72
Special distribution shares released	(35,354)	269.94
Restricted stock units canceled	(93,940)	242.41
Special distribution shares canceled	(4,319)	272.84
Restricted stock units outstanding, December 31, 2016	1,347,879	192.59	1.2	$481,745
__________________________
(1)The intrinsic value is calculated based on the market value of the stock as of December 31, 2016.
The total fair value of restricted stock units vested and released during the years ended December 31, 2016, 2015 and 2014 was $227,359,000, $157,605,000 and $141,980,000, respectively.
Employee Stock Purchase Plan
In June 2004, the Company’s stockholders approved the adoption of the 2004 Employee Stock Purchase Plan (the “2004 Purchase Plan”) as a successor plan to a previous plan that ceased activity in 2005. A total of 500,000 shares have been reserved for issuance under the 2004 Purchase Plan, and the number of shares available for issuance under the 2004 Purchase Plan automatically increased on January 1 each year, beginning in 2005 and ending in 2014 by the lesser of 2% of the shares of common stock then outstanding or 500,000 shares. Effective November 25, 2014, 3,197 shares were added to the 2004 Purchase Plan, representing an anti-dilutive adjustment pursuant to the 2014 Special Distribution. Effective November 10, 2015, 9,020 shares were added to the 2004 Purchase Plan, representing an anti-dilutive adjustment pursuant to the 2015 Special Distribution. As of December 31, 2016, a total of 3,427,867 shares remained available for purchase under the 2004 Purchase Plan. The 2004 Purchase Plan permits eligible employees to purchase common stock on favorable terms via payroll deductions of up to 15% of the employee’s cash compensation, subject to certain share and statutory dollar limits. Two overlapping offering periods commence during each calendar year, on each February 15 and August 15 or such other periods or dates as determined by the Compensation Committee

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

from time to time, and the offering periods last up to 24 months with a purchase date every six months. The price of each share purchased is 85% of the lower of a) the fair value per share of common stock on the last trading day before the commencement of the applicable offering period or b) the fair value per share of common stock on the purchase date. The 2004 Purchase Plan is administered by the Compensation Committee of the Board of Directors, and such plan will terminate automatically in June 2024 unless a) the 2004 Purchase Plan is extended by the Board of Directors and b) the extension is approved within 12 months by the Company’s stockholders.
The Company provides the following disclosures for the 2004 Purchase Plan as of December 31 (dollars, except shares):

	2016	2015	2014
Weighted-average purchase price per share	$217.91	$150.13	$144.95
Weighted average grant-date fair value per share of shares purchased	60.49	57.63	53.37
Number of shares purchased	150,044	182,175	166,384
The Company uses the Black-Scholes option-pricing model to determine the fair value of shares purchased under the 2004 Purchase Plan with the following weighted average assumptions for the years ended December 31:

	2016	2015	2014
Dividend yield	2.38-2.53%	2.65 - 2.81%	0%
Expected volatility	23%	31%	34%
Risk-free interest rate	0.36%	0.26%	0.19%
Expected life (in years)	1.04	1.25	1.25
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
As of December 31, 2016, the total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $241,037,000 which is expected to be recognized over a weighted-average period of 2.05 years.
The following table presents, by operating expense, the Company’s stock-based compensation expense recognized in the Company’s consolidated statement of operations for the years ended December 31 (in thousands):

	2016	2015	2014
Cost of revenues	$13,086	$9,878	$8,511
Sales and marketing	43,030	36,847	30,084
General and administrative	100,032	86,908	79,395
Total	$156,148	$133,633	$117,990

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s stock-based compensation recognized in the consolidated statement of operations was comprised of the following types of equity awards for the years ended December 31 (in thousands):

	2016	2015	2014
Stock options	$—	$1,679	$4,917
Restricted shares and restricted stock units	145,769	124,512	104,235
Employee stock purchase plan	10,379	7,442	8,838
Total	$156,148	$133,633	$117,990
Stock-based compensation for stock options for the year ended December 31, 2015 included $1,191,000 in as a result of the Company's acquisition of Bit-isle in November 2015. During the years ended December 31, 2016, 2015 and 2014, the Company capitalized $4,242,000, $2,987,000 and $3,958,000, respectively, of stock-based compensation expense as construction in progress in property, plant and equipment.
14.     Income Taxes
The Company began operating as a real estate investment trust for federal income tax purposes ("REIT") effective January 1, 2015, and thereafter received a favorable private letter ruling (“PLR”) from the U.S. Internal Revenue Service (“IRS”) that validated the Company's position with respect to specified REIT compliance matters. As a result, the Company may deduct the distributions made to its stockholders from taxable income generated by the Company and its qualified REIT subsidiaries (“QRSs”). The Company’s dividends paid deduction generally eliminates the taxable income of the Company and its QRSs, resulting in no U.S. income tax due. However, the Company's taxable REIT subsidiaries (“TRSs”) in the U.S. will continue to be subject to federal and state income taxes on any taxable income generated by them. In addition, the foreign operations of the Company will continue to be subject to local income taxes regardless of whether the foreign operations are operated as a QRS or a TRS.
Income (loss) before income taxes is attributable to the following geographic locations for the years ended December 31, (in thousands):

	2016	2015	2014
Domestic	$215,010	$123,153	$(46,876)
Foreign	(55,151)	87,845	131,609
Income from continuing operations before income taxes	$159,859	$210,998	$84,733
The tax benefit (expenses) for income taxes consisted of the following components for the years ended December 31, (in thousands):

	2016	2015	2014
Current:
Federal	$(16,365)	$(85,352)	$(98,445)
State and local	(2,147)	(3,984)	(16,243)
Foreign	(62,278)	(27,090)	(31,844)
Subtotal	(80,790)	(116,426)	(146,532)
Deferred:
Federal	(11,184)	87,801	(177,877)
State and local	(3,328)	4,600	(21,539)
Foreign	49,851	801	489
Subtotal	35,339	93,202	(198,927)
Provision for income taxes	$(45,451)	$(23,224)	$(345,459)
State and foreign taxes not based on income are included in general and administrative expenses and the aggregate amounts were insignificant for the years ended December 31, 2016, 2015 and 2014.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company is entitled to a deduction for federal and state income tax purposes with respect to employee equity award activity. The reduction in income tax payable related to windfall tax benefits for employee equity awards has been reflected as an adjustment to additional paid-in capital. For the years ended December 31, 2016, 2015 and 2014, the benefits arising from employee equity award activity that resulted in an adjustment to additional paid-in capital were approximately $2,773,000, $30,000 and $18,561,000, respectively. The amount of benefits for 2016 and 2015 is significantly lower than 2014 due to the zero effective U.S. tax rate that applies to the REIT as the Company intended to distribute or distributed 100% of its U.S. taxable income for 2016 and 2015.
The fiscal 2016, 2015 and 2014 income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pre-tax income as a result of the following for the years ended December 31 (in thousands):

	2016	2015	2014
Federal tax at statutory rate	$(55,951)	$(73,849)	$(29,657)
State and local taxes	(4,895)	945	1,370
Deferred tax assets generated in current year not benefited	(6,246)	(4,916)	(3,311)
Foreign income tax rate differential	22,016	30,387	20,002
Non-deductible expenses	(15,828)	(14,252)	(1,274)
Stock-based compensation expense	(5,890)	(3,922)	(4,496)
Change in valuation allowance	11,995	710	1,655
Foreign financing activities	(26,708)	2,592	2,981
Loss on debt extinguishment	(8,288)	—	—
Gain on divestments	8,828	—	—
Uncertain tax positions reserve	(9,371)	(3,191)	(463)
Tax adjustments related to REIT	45,060	45,823	(324,142)
Other, net	(173)	(3,551)	(8,124)
Total income tax expense	$(45,451)	$(23,224)	$(345,459)
The Company had not previously provided for deferred taxes on the excess of the financial reporting value over the tax basis in its investments in foreign subsidiaries that are essentially permanent in duration because the Company intended to reinvest the earnings outside the U.S. for an indefinite period of time.  As a result of the Company’s conversion to a REIT effective January 1, 2015, it is no longer the Company’s intent to indefinitely reinvest undistributed foreign earnings from its operations in Europe, Canada and Japan.  However, no deferred tax liability has been recognized to account for this change because the expected recovery of the basis difference will not result in taxes in the post-REIT conversion periods. As it continues to qualify as a REIT, the Company will not incur U.S. tax liability on the future repatriation of the foreign earnings and profits of the above noted jurisdictions due to the zero tax rate that will apply provided the Company distributes 100% of its taxable income. The Company, in general, will continue to reinvest its undistributed foreign earnings in jurisdictions that are not included in the REIT structure indefinitely. The foreign withholding taxes are expected to be immaterial if these undistributed foreign earnings are distributed. During the fourth quarter of 2016, the Company repatriated approximately $63,700,000 of foreign earnings from Singapore, which increased the taxable income for 2016 and was included in the REIT distribution for the year. There is no foreign withholding tax triggered by the repatriation.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out below as of December 31 (in thousands):

	2016	2015
Deferred tax assets:
Reserves and accruals	$11,276	$13,013
Stock-based compensation expense	1,752	1,459
Unrealized (gains) losses	—	10,656
Operating loss carryforwards	37,594	34,457
Others, net	5	18
Gross deferred tax assets	50,627	59,603
Valuation allowance	(29,167)	(29,894)
Total deferred tax assets, net	21,460	29,709
Deferred tax liabilities:
Property, plant and equipment	(57,006)	(9,048)
Unrealized (gains) losses	(7,832)	—
Intangible assets	(168,655)	(60,133)
Total deferred tax liabilities	(233,493)	(69,181)
Net deferred tax liabilities	$(212,033)	$(39,472)
The tax basis of REIT assets, excluding investments in TRSs, is greater than the amounts reported for such assets in the accompanying consolidated balance sheet by approximately $1,153,900,000 at December 31, 2016.

The Company's accounting for deferred taxes involves weighing positive and negative evidence concerning the realizability of the Company's deferred tax assets in each tax jurisdiction. After considering such evidence as the nature, frequency and severity of current and cumulative financial reporting losses, and the sources of future taxable income and tax planning strategies, management concluded that valuation allowances were required in certain foreign jurisdictions. A valuation allowance continues to be provided for the deferred tax assets, net of deferred tax liabilities, associated with the Company's operations in Brazil, Canada, and certain jurisdictions located in the Company’s EMEA and Asia-Pacific regions. The operations in these jurisdictions have a history of significant losses as of December 31, 2016. As such, management does not believe these operations have established a sustained history of profitability and that a valuation allowance is, therefore, necessary.

Changes in the valuation allowance for deferred tax assets for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	2016	2015	2014
Beginning balance	$29,894	$27,181	$31,058
Amounts from acquisitions	5,053	—	—
Amounts recognized into income	(11,995)	(710)	(1,655)
Current increase (decrease)	6,557	4,513	721
Impact of foreign currency exchange	(342)	(1,090)	(3,181)
Net operating loss ("NOL") and tax credit expiration	—	—	238
Ending balance	$29,167	$29,894	$27,181
Federal and state tax laws, including California tax laws, impose substantial restrictions on the utilization of NOL and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal Revenue Code. In 2003, the Company conducted an analysis to determine whether an ownership change had occurred due to significant stock transactions in each of the reporting years disclosed at that time. The analysis indicated that an ownership change occurred during fiscal year 2002, which resulted in an annual limitation of approximately $819,000 for NOL carryforwards generated prior to 2003.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Therefore, the Company substantially reduced its federal and state NOL carryforwards for the periods prior to 2003 to approximately $16,400,000. In addition, an ownership change under Section 382 of the Internal Revenue Code was triggered in September 2007 by the issuance of 4,211,939 shares of the Company's common stock. However, the annual limitation associated with this ownership change is not meaningful due to the substantial market capitalization of the Company at the time of the ownership change. The Company determined that no Section 382 ownership change occurred during the year ended December 31, 2016. In addition, the NOL acquired in the Switch and Data acquisition in 2010 is subject to the Section 382 limitation; however, the Company has determined that none of the acquired NOLs will expire unused as a result of the limitation.
The Company’s U.S. operations generated significant taxable income (versus book income) for the years ended December 31, 2016 and 2015 primarily due to the change in the tax method for depreciation of the Company’s property, plant and equipment. As the result of announcing its plan to pursue a REIT conversion, the Company changed its methods of depreciating and amortizing various data center assets to methods that are more consistent with the characterization of such assets as real property for REIT purposes. The change in the depreciation method resulted in the recapture of depreciation expense deducted in prior years and a much smaller amount of depreciation expense for the years ended December 31, 2016 and 2015.
The Company’s NOL carryforwards for federal, state and foreign tax purposes which expire, if not utilized, at various intervals from 2017, are outlined below (in thousands):

Expiration Date	Federal (1)	State (1)	Foreign	Total
2017	$—	$—	$9,018	$9,018
2018 to 2020	80,915	190	26,405	107,510
2021 to 2023	148,238	—	3,375	151,613
2024 to 2026	15,564	3,501	8,377	27,442
2027 to 2029	6,065	—	—	6,065
2030 to 2032	—	2,445	—	2,445
Thereafter	—	1,108	162,863	163,971
	$250,782	$7,244	$210,038	$468,064
__________________________

(1)
The total amount of NOL carryforwards that will not be available to offset the Company’s future taxable income after dividend paid deduction due to Section 382 limitations was $245,101,000, comprising $241,766,000 of federal and $3,335,000 of state.

Approximately $3,021,000 of the total NOL carryforwards is attributable to excess tax deductions related to employee equity awards, the benefit from which will be credited to additional paid-in capital when subsequently utilized in future years.
The beginning and ending balances of the Company's unrecognized tax benefits are reconciled below for the years ended December 31 (in thousands):

	2016	2015	2014
Beginning balance	$30,845	$36,138	$36,552
Gross increases related to prior year tax positions	570	—	1,200
Gross decreases related to prior year tax positions	—	(8,645)	(984)
Gross increases related to current year tax positions	41,972	4,802	1,538
Decreases resulting from expiration of statute of limitation	(826)	(1,450)	(1,112)
Decreases resulting from settlements	(374)	—	(1,056)
Ending balance	$72,187	$30,845	$36,138
The Company recognizes interest and penalties related to unrecognized tax benefits within income tax benefit (expense) in the consolidated statement of operations. During the year ended December 31, 2016, the accrued interest and penalties related to the unrecognized tax benefits was increased by $675,000. During the years ended December 31, 2015 and 2014, the accrued interest and penalties related to the unrecognized tax benefits were decreased by $1,701,000 and $3,126,000, respectively, primarily resulting from the settlement of tax audits and the lapse of statutes of limitations in its foreign operations. The Company has accrued $4,411,000 and $3,736,000 for interest and penalties accrued at December 31, 2016 and 2015, respectively.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The unrecognized tax benefits of $72,187,000 as of December 31, 2016, if subsequently recognized, will affect the Company's effective tax rate favorably at the time when such a benefit is recognized.
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
The Company's income tax returns for all tax years remain open to examination by federal and state taxing authorities due to the Company's NOL carryforwards. In addition, the Company's tax years of 2005 through 2015 remain open and subject to examination by local tax authorities in certain foreign jurisdictions in which the Company has major operations.
15.     Commitments and Contingencies
Purchase Commitments
Primarily as a result of the Company’s various IBX expansion projects, as of December 31, 2016, the Company was contractually committed for $234,365,000 of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of December 31, 2016, such as commitments to purchase power in select locations, primarily in select locations through 2017 and thereafter, and other open purchase orders for goods or services to be delivered or provided during 2017 and thereafter. Such other miscellaneous purchase commitments totaled $304,937,000 as of December 31, 2016.
Contingent Liabilities
The Company estimates exposure on certain liabilities, such as indirect and property taxes, based on the best information available at the time of determination. With respect to real and personal property taxes, the Company records what it can reasonably estimate based on prior payment history, current landlord estimates or estimates based on current or changing fixed asset values in each specific municipality, as applicable. However, there are circumstances beyond the Company’s control whereby the underlying value of the property or basis for which the tax is calculated on the property may change, such as a landlord selling the underlying property of one of the Company’s IBX data center leases or a municipality changing the assessment value in a jurisdiction and, as a result, the Company’s property tax obligations may vary from period to period. Based upon the most current facts and circumstances, the Company makes the necessary property tax accruals for each of its reporting periods. However, revisions in the Company’s estimates of the potential or actual liability could materially impact the financial position, results of operations or cash flows of the Company.
The Company's indirect and property tax filings in various jurisdictions are subject to examination by local tax authorities. The outcome of any examinations cannot be predicted with certainty. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations that would affect the adequacy of its tax accruals for each of the reporting periods. If any issues arising from the tax examinations are resolved in a manner inconsistent with the Company’s expectations, the revision of the estimates of the potential or actual liabilities could materially impact the financial position, results of operations, or cash flows of the Company.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Guarantor Arrangements
As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2016.
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s offerings. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2016.
The Company enters into arrangements with its business partners, whereby the business partner agrees to provide services as a subcontractor for the Company’s installations. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby the Company indemnifies them for other acts, such as personal property damage, of its subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2016.
The Company has service level commitment obligations to certain of its customers. As a result, service interruptions or significant equipment damage in the Company’s IBX data centers, whether or not within the Company’s control, could result in service level commitments to these customers. The Company’s liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet the Company’s service level commitment obligations could reduce the confidence of the Company’s customers and could consequently impair the Company’s ability to obtain and retain customers, which would adversely affect both the Company’s ability to generate revenues and the Company’s operating results. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized. The Company has no significant liabilities in connection with service level credits as of December 31, 2016.
16.     Related Party Transactions
The Company has several significant stockholders and other related parties that are also customers and/or vendors. The Company’s activity of related party transactions was as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Revenues	$11,822	$10,745	$8,392
Costs and services	14,574	10,808	8,351

	As of December 31,
	2016	2015
Accounts receivable	$1,109	$797
Accounts payable	1,720	254

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On February 10, 2016, the Company entered into a purchase and sale agreement to acquire land and a building from Prologis, L.P., with which it shares a common board member, for approximately $6.3 million. This transaction is considered a related party transaction but is not reflected in the related party data presented above.
17.     Segment Information
While the Company has a single line of business, which is the design, build-out and operation of IBX data centers, it has determined that it has three reportable segments comprised of its Americas, EMEA and Asia-Pacific geographic regions. The Company’s chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on the Company’s revenues and adjusted EBITDA performance both on a consolidated basis and these three reportable segments. The Company defines adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs, and gain on asset sales as presented below for the years ended December 31 (in thousands):

	2016	2015	2014
Adjusted EBITDA:
Americas	$787,311	$698,604	$635,007
EMEA	494,263	318,561	269,222
Asia-Pacific	375,900	254,462	209,662
Total adjusted EBITDA	1,657,474	1,271,627	1,113,891
Depreciation, amortization and accretion expense	(843,510)	(528,929)	(484,129)
Stock-based compensation expense	(156,148)	(133,633)	(117,990)
Acquisitions costs	(64,195)	(41,723)	(2,506)
Impairment charges	(7,698)	—	—
Gain on asset sales	32,816	—	—
Income from operations	$618,739	$567,342	$509,266
The Company provides the following segment disclosures related to its continuing operations as follows for the years ended December 31 (in thousands):

	2016	2015	2014
Total revenues:
Americas(1)	$1,679,549	$1,512,535	$1,376,103
EMEA	1,171,339	698,807	637,265
Asia-Pacific	761,101	514,525	430,408
	$3,611,989	$2,725,867	$2,443,776

Total depreciation and amortization:
Americas	$319,202	$278,216	$261,018
EMEA	313,291	117,655	114,511
Asia-Pacific	204,714	129,709	106,162
	$837,207	$525,580	$481,691

Capital expenditures:
Americas	$503,855	$401,685	$333,315
EMEA	400,642	202,322	151,634
Asia-Pacific	208,868	264,113	175,254
	$1,113,365	$868,120	$660,203

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

__________________________

(1)	Includes revenues of $1,549,819, $1,404,648 and $1,257,661, respectively, attributed to the U.S. for the years ended December 31, 2016, 2015 and 2014.
The Company’s long-lived assets are located in the following geographic areas as of December 31 (in thousands):

	2016	2015
Americas (1)	$3,339,518	$3,025,450
EMEA	2,355,943	1,157,304
Asia-Pacific	1,503,749	1,423,682
	$7,199,210	$5,606,436
_________________________

(1)	Includes $3,012,307 and $2,781,924, respectively, of long-lived assets attributed to the U.S. as of December 31, 2016 and 2015.
The following table presents revenue information on a service basis for the year ended December 31, 2016 and retrospective adjustments to revenue information on a services basis for the years ended December 31, 2015 and 2014 (in thousands):

	2016	2015	2014
Colocation	$2,647,094	$2,019,875	$1,823,992
Interconnection	543,045	441,749	379,007
Managed infrastructure	210,292	96,836	104,455
Rental	16,943	10,681	10,336
Recurring revenues	3,417,374	2,569,141	2,317,790
Non-recurring revenues	194,615	156,726	125,986
	$3,611,989	$2,725,867	$2,443,776

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18.     Subsequent Events
On January 6, 2017, the Company borrowed the full amount of the €1,000,000,000 Term B-2 Loan. The Term B-2 Loan will bear interest at an index rate based on EURIBOR plus a margin of 3.25%. No original issue discount is applicable to the Term B-2 Loan. The Term B-2 Loan must be repaid in equal quarterly installments of 0.25% of the original principal amount of the Term B-2 Loan starting in the second quarter of 2017, with the remaining amount outstanding to be repaid in full on the seventh anniversary of the funding date of the Term B-2 Loan.
On January 7, 2017, the Company entered into a purchase agreement with IO International Holdings LLC for the purchase of the entire issued share capital of IO Europe Limited for approximately $36,680,000 in cash. The transaction closed on February 3, 2017. The Company is evaluating the accounting for the purchase of IO Europe Limited.
On February 15, 2017, the Company's Board of Directors declared a quarterly cash dividend of $2.00 per share, which is payable on March 22, 2017 to the Company’s common stockholders of record as of the close of business on February 27, 2017.

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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present selected quarterly information (in thousands, except per share data):

	2016
	Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$844,156	$900,510	$924,676	$942,647
Gross profit	416,476	443,543	454,374	476,726
Net income (loss)	(31,111)	44,711	51,450	61,750
Comprehensive income (loss)	61,394	(182,521)	(18,533)	(173,623)
EPS
Basic EPS	(0.46)	0.64	0.73	0.86
Diluted EPS	(0.46)	0.64	0.72	0.86

	2015
	Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$643,174	$665,582	$686,649	$730,462
Gross profit	344,861	349,825	361,181	378,494
Net income	76,452	59,459	41,132	10,731
Comprehensive income (loss)	(59,141)	104,323	(23,707)	(10,317)
EPS
Basic EPS	1.35	1.04	0.72	0.18
Diluted EPS	1.34	1.03	0.71	0.18

EQUINIX INC.
SCHEDULE III- SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016
(Dollars in Thousands)

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation	Date of Construction	Date of Acquisition or Lease (3)
Americas:
AT1 ATLANTA	—	—	—	—	120,368	—	120,368	(33,293)	N/A	2010
AT2 ATLANTA	—	—	—	—	41,845	—	41,845	(16,871)	N/A	2010
AT3 ATLANTA	—	—	—	—	3,935	—	3,935	(1,257)	N/A	2010
BO1 BOSTON (METRO)	—	—	—	—	11,332	—	11,332	(5,999)	N/A	2010
CH1 CHICAGO (METRO)	—	—	—	—	155,387	—	155,387	(99,289)	2001	1999
CH2 CHICAGO (METRO)	—	—	—	—	104,108	—	104,108	(48,677)	2005	2005
CH3 CHICAGO (METRO)	—	9,759	—	351	229,398	10,110	229,398	(88,929)	2007	2006
CH4 CHICAGO (METRO)	—	—	—	—	21,566	—	21,566	(8,181)	2010	2009
DA1 DALLAS	—	—	—	—	73,407	—	73,407	(46,642)	2000	2000
DA2 DALLAS	—	—	—	—	78,681	—	78,681	(17,561)	2011	2010
DA3 DALLAS	—	—	—	—	85,099	—	85,099	(25,993)	N/A	2010
DA4 DALLAS	—	—	—	—	17,421	—	17,421	(7,702)	N/A	2010
DA6 DALLAS	—	—	20,522	—	83,115	—	103,637	(11,130)	2013	2012
DA7 DALLAS	—	—	—	—	26,431	—	26,431	(2,351)	2015	2015
DC1 WASHINGTON, DC (METRO)	—	—	—	—	5,120	—	5,120	(363)	2007	1999
DC2 WASHINGTON, DC (METRO)	—	—	—	5,047	153,115	5,047	153,115	(126,299)	1999	1999
DC3 WASHINGTON, DC (METRO)	—	—	37,451	—	52,846	—	90,297	(46,073)	2004	2004
DC4 WASHINGTON, DC (METRO)	—	1,906	7,272	—	71,942	1,906	79,214	(46,128)	2007	2005
DC5 WASHINGTON, DC (METRO)	—	1,429	4,983	—	88,407	1,429	93,390	(52,407)	2008	2005
DC6 WASHINGTON, DC (METRO)	—	1,429	5,082	—	86,711	1,429	91,793	(35,116)	2010	2005
DC7 WASHINGTON, DC (METRO)	—	—	—	—	20,605	—	20,605	(10,099)	N/A	2010
DC8 WASHINGTON, DC (METRO)	—	—	—	—	5,186	—	5,186	(4,614)	N/A	2010
DC10 WASHINGTON, DC (METRO)	—	—	44,601	—	70,790	—	115,391	(30,595)	2012	2011
DC11 WASHINGTON, DC (METRO)	—	1,429	5,082	—	165,021	1,429	170,103	(20,495)	2013	2005

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation	Date of Construction	Date of Acquisition or Lease (3)
DE1 DENVER (METRO)	—	—	—	—	9,978	—	9,978	(5,968)	N/A	2010
LA1 LOS ANGELES	—	—	—	—	110,624	—	110,624	(60,332)	2000	1999
LA2 LOS ANGELES	—	—	—	—	11,861	—	11,861	(9,870)	2001	2000
LA3 EL SEGUNDO	—	—	34,727	3,959	21,931	3,959	56,658	(42,651)	2005	2005
LA4 EL SEGUNDO	—	19,333	137,630	—	28,247	19,333	165,877	(60,398)	2009	2009
MI2 MIAMI (METRO)	—	—	—	—	22,239	—	22,239	(10,570)	N/A	2010
MI3 MIAMI (METRO)	—	—	—	—	29,573	—	29,573	(7,983)	2012	2012
NY1 NEWARK	—	—	—	—	79,857	—	79,857	(42,647)	1999	1999
NY2 NEW YORK CITY (METRO)	—	—	—	17,859	194,181	17,859	194,181	(120,724)	2002	2000
NY4 NEW YORK CITY (METRO)	—	—	—	—	330,754	—	330,754	(153,480)	2007	2006
NY5 NEW YORK CITY (METRO)	—	—	—	—	243,296	—	243,296	(38,838)	2012	2010
NY6 NEW YORK CITY (METRO)	—	—	—	—	73,266	—	73,266	(5,587)	2015	2010
NY7 NEW YORK CITY (METRO)	—	—	24,660	—	138,865	—	163,525	(88,677)	N/A	2010
NY8 NEW YORK CITY (METRO)	—	—	—	—	12,159	—	12,159	(6,118)	N/A	2010
NY9 NEW YORK CITY (METRO)	—	—	—	—	53,840	—	53,840	(28,065)	N/A	2010
PH1 PHILADELPHIA	—	—	—	—	43,979	—	43,979	(10,365)	N/A	2010
SE2 SEATTLE	—	—	—	—	29,242	—	29,242	(19,757)	N/A	2010
SE3 SEATTLE	—	—	1,760	—	94,947	—	96,707	(22,692)	2013	2011
SV1 SILICON VALLEY (METRO)	—	—	—	15,545	159,286	15,545	159,286	(104,600)	1999	1999
SV2 SILICON VALLEY (METRO)	—	—	—	—	147,154	—	147,154	(68,545)	2003	2003
SV3 SILICON VALLEY (METRO)	—	—	—	—	43,738	—	43,738	(38,220)	2004	1999
SV4 SILICON VALLEY (METRO)	—	—	—	—	25,941	—	25,941	(19,003)	2005	2005
SV5 SILICON VALLEY (METRO)	—	6,238	98,991	—	88,737	6,238	187,728	(43,544)	2010	2010
SV6 SILICON VALLEY (METRO)	—	—	15,585	—	21,811	—	37,396	(22,079)	N/A	2010
SV8 SILICON VALLEY (METRO)	—	—	—	—	48,939	—	48,939	(21,363)	N/A	2010
SV12 SILICON VALLEY (METRO)	—	20,535	—	(222)	2,277	20,313	2,277	—	2015	2015
TR1 TORONTO, CANADA	—	—	—	—	90,158	—	90,158	(19,895)	N/A	2010
TR2 TORONTO, CANADA	—	—	21,113	—	76,387	—	97,500	(7,133)	2015	2015
RJ1 RIO DE JANEIRO, BRAZIL	—	—	—	—	26,361	—	26,361	(17,933)	2011	2011
RJ2 RIO DE JANEIRO, BRAZIL	—	—	2,012	—	34,237	—	36,249	(10,145)	2013	2012
SP1 SÃO PAULO, BRAZIL	—	—	10,188	—	23,181	—	33,369	(19,816)	2011	2011

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation	Date of Construction	Date of Acquisition or Lease (3)
SP2 SÃO PAULO, BRAZIL	—	—	—	—	73,615	—	73,615	(33,839)	2011	2011
OTHERS (4)	—	52,630	18,709	934	185,212	53,564	203,921	(2,202)	Various	Various

EMEA:
AM1 AMSTERDAM, THE NETHERLANDS	—	—	—	—	71,764	—	71,764	(23,787)	2008	2008
AM2 AMSTERDAM, THE NETHERLANDS	—	—	—	—	53,661	—	53,661	(17,868)	2010	2008
AM3 AMSTERDAM, THE NETHERLANDS	—	—	27,099	—	92,654	—	119,753	(22,758)	2012	2011
AM5 AMSTERDAM, THE NETHERLANDS	—	—	92,199	—	1,029	—	93,228	(5,838)	N/A	2016
AM6 AMSTERDAM, THE NETHERLANDS	—	6,616	50,876	—	3,872	6,616	54,748	(2,691)	N/A	2016
AM7 AMSTERDAM, THE NETHERLANDS	—	—	7,397	—	363	—	7,760	(973)	N/A	2016
AM8 AMSTERDAM, THE NETHERLANDS	—	—	—	—	9,291	—	9,291	(1,677)	N/A	2016
DB1 DUBLIN, IRELAND	—	—	—	—	1,852	—	1,852	(164)	N/A	2016
DB2 DUBLIN, IRELAND	—	—	12,460	—	671	—	13,131	(1,706)	N/A	2016
DB3 DUBLIN, IRELAND	—	3,334	54,387	—	3,507	3,334	57,894	(3,208)	N/A	2016
DB4 DUBLIN, IRELAND	—	—	26,875	—	9,899	—	36,774	(1,163)	N/A	2016
DU1 DÜSSELDORF, GERMANY	—	—	—	—	21,330	—	21,330	(17,813)	2001	2000
DX1 DUBAI, UNITED ARAB EMIRATES	—	—	—	—	45,710	—	45,710	(5,501)	2012	2008
EN1 ENSCHEDE, THE NETHERLANDS	—	—	—	—	22,408	—	22,408	(13,720)	2008	2008
FR1 FRANKFURT (METRO), GERMANY	—	—	—	—	7,173	—	7,173	(6,792)	N/A	2007
FR2 FRANKFURT (METRO), GERMANY	—	—	—	11,212	198,157	11,212	198,157	(73,449)	N/A	2007
FR3 FRANKFURT (METRO), GERMANY	—	—	—	1,967	4,679	1,967	4,679	(1,178)	N/A	2007
FR4 FRANKFURT (METRO), GERMANY	—	11,578	9,307	—	51,650	11,578	60,957	(14,570)	2009	2009
FR5 FRANKFURT (METRO), GERMANY	30,310	—	—	3,716	109,540	3,716	109,540	(20,552)	2012	2012
FR7 FRANKFURT (METRO), GERMANY	—	—	43,634	—	1,035	—	44,669	(4,492)	N/A	2016
GV1 GENEVA (METRO), SWITZERLAND	—	—	—	—	5,846	—	5,846	(4,232)	2004	2004

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation	Date of Construction	Date of Acquisition or Lease (3)
GV2 GENEVA (METRO), SWITZERLAND	—	—	—	—	21,282	—	21,282	(13,709)	2010	2009
HE1 HELSINKI (METRO), FINLAND	—	—	—	—	2,732	—	2,732	(632)	N/A	2016
HE2 HELSINKI (METRO), FINLAND	—	—	—	—	1,445	—	1,445	(524)	N/A	2016
HE3 HELSINKI (METRO), FINLAND	—	—	—	—	8,765	—	8,765	(2,118)	N/A	2016
HE4 HELSINKI (METRO), FINLAND	—	—	29,092	—	3,785	—	32,877	(2,824)	N/A	2016
HE5 HELSINKI (METRO), FINLAND	—	—	7,564	—	64	—	7,628	(1,019)	N/A	2016
HE6 HELSINKI (METRO), FINLAND	—	—	17,204	—	10,067	—	27,271	(540)	N/A	2016
IS1 ISTANBUL (METRO), TURKEY	—	—	—	—	7,046	—	7,046	(2,126)	N/A	2016
LD1 LONDON (METRO), UNITED KINGDOM	—	—	—	—	2,352	—	2,352	(2,154)	2000	2000
LD3 LONDON (METRO), UNITED KINGDOM	—	—	—	—	14,864	—	14,864	(9,975)	2005	2000
LD4 LONDON (METRO), UNITED KINGDOM	—	—	23,044	—	56,232	—	79,276	(30,704)	2007	2007
LD5 LONDON (METRO), UNITED KINGDOM	—	—	16,412	—	162,639	—	179,051	(51,491)	2010	2010
LD6 LONDON (METRO), UNITED KINGDOM	—	—	—	—	103,276	—	103,276	(6,038)	2015	2013
LD8 LONDON (METRO), UNITED KINGDOM	—	—	107,544	—	4,834	—	112,378	(7,598)	N/A	2016
LD9 LONDON (METRO), UNITED KINGDOM	—	—	181,431	—	1,667	—	183,098	(11,741)	N/A	2016
MA1 MANCHESTER, UNITED KINGDOM	—	—	—	—	4,254	—	4,254	(797)	N/A	2016
MA2 MANCHESTER, UNITED KINGDOM	—	—	—	—	6,619	—	6,619	(952)	N/A	2016
MA3 MANCHESTER, UNITED KINGDOM	—	—	44,931	—	316	—	45,247	(4,305)	N/A	2016
MA4 MANCHESTER, UNITED KINGDOM	—	—	6,697	—	65	—	6,762	(748)	N/A	2016
ML1 MILAN (METRO), ITALY	—	—	—	—	806	—	806	(742)	2011	2011
ML2 MILAN (METRO), ITALY	—	—	—	—	5,650	—	5,650	(2,676)	N/A	2016
ML3 MILAN (METRO), ITALY	—	—	—	—	11,937	—	11,937	(5,373)	N/A	2016
ML4 MLAN (METRO), ITALY	—	—	—	—	6,870	—	6,870	(1,346)	N/A	2016
MU1 MUNICH, GERMANY	—	—	—	—	14,818	—	14,818	(11,501)	N/A	2007

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation	Date of Construction	Date of Acquisition or Lease (3)
MU3 MUNICH, GERMANY	—	—	—	—	726	—	726	(38)	2010	2010
PA1 PARIS (METRO), FRANCE	—	—	—	—	21,527	—	21,527	(17,093)	N/A	2007
PA2 & PA 3 PARIS (METRO), FRANCE	—	—	29,615	23,723	240,675	23,723	270,290	(75,980)	2010	2007
PA4 PARIS (METRO), FRANCE	—	1,701	9,503	—	127,215	1,701	136,718	(26,823)	2012	2011
PA5 PARIS (METRO), FRANCE	—	—	16,554	—	843	—	17,397	(1,575)	N/A	2016
PA6 PARIS (METRO), FRANCE	—	—	—	—	56,322	—	56,322	(5,006)	N/A	2016
PA7 PARIS (METRO), FRANCE	—	—	—	—	12,300	—	12,300	(1,951)	N/A	2016
SK1 STOCKHOLM, (METRO), SWEDEN	—	—	15,495	—	574	—	16,069	(2,216)	N/A	2016
SK2 STOCKHOLM, (METRO), SWEDEN	—	—	80,148	—	251	—	80,399	(4,678)	N/A	2016
SK3 STOCKHOLM, (METRO), SWEDEN	—	—	—	—	13,167	—	13,167	(858)	N/A	2016
SO1 SOFIA, BULGARIA	—	—	5,236	—	312	—	5,548	(353)	N/A	2016
WA1 WARSZAWA, POLAND	—	—	5,950	—	592	—	6,542	(920)	N/A	2016
WA2 WARSZAWA, POLAND	—	—	4,709	—	6,615	—	11,324	(770)	N/A	2016
ZH1 ZURICH (METRO), SWITZERLAND	—	—	—	—	5,457	—	5,457	(4,619)	N/A	2007
ZH2 ZURICH (METRO), SWITZERLAND	—	—	—	—	5,460	—	5,460	(3,563)	2003	2002
ZH4 ZURICH (METRO), SWITZERLAND	—	—	11,284	—	24,868	—	36,152	(16,116)	2010	2009
ZH5 ZURICH (METRO), SWITZERLAND	—	—	—	—	37,232	—	37,232	(10,456)	2013	2009
ZW1 ZWOLLE, THE NETHERLANDS	—	—	—	—	7,331	—	7,331	(4,097)	2008	2008
OTHERS	—	—	—	—	3,019	—	3,019	(1,502)	Various	Various

Asia-Pacific:
HK1 HONG KONG, CHINA	—	—	—	—	131,250	—	131,250	(65,402)	N/A	2003
HK2 HONG KONG, CHINA	—	—	—	—	237,118	—	237,118	(51,447)	2011	2010
HK3 HONG KONG, CHINA	—	—	—	—	134,342	—	134,342	(44,062)	N/A	2012
HK4 HONG KONG, CHINA	—	—	—	—	7,003	—	7,003	(3,963)	N/A	2012
ME1 MELBOURNE, AUSTRALIA	—	15,341	—	—	66,103	15,341	66,103	(5,854)	2013	2013
OS1 OSAKA, JAPAN	—	—	14,876	—	37,851	—	52,727	(8,036)	2013	2013
OS2 OSAKA, JAPAN	—	—	103	—	—	—	103	(26)	N/A	2015

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation	Date of Construction	Date of Acquisition or Lease (3)
SG1 SINGAPORE	—	—	—	—	160,917	—	160,917	(104,697)	N/A	2003
SG2 SINGAPORE	—	—	—	—	261,025	—	261,025	(99,403)	2008	2008
SG3 SINGAPORE	—	—	34,844	—	96,449	—	131,293	(10,360)	2013	2013
SH2 SHANGHAI, CHINA	—	—	—	—	3,482	—	3,482	(971)	2012	2012
SH3 SHANGHAI, CHINA	—	—	7,066	—	7,024	—	14,090	(3,512)	2012	2012
SH4 SHANGHAI, CHINA	—	—	—	—	1,657	—	1,657	(1,422)	2012	2012
SH5 SHANGHAI, CHINA	—	—	11,284	—	19,003	—	30,287	(6,010)	2012	2012
SY1 SYDNEY, AUSTRALIA	—	—	—	—	25,261	—	25,261	(14,036)	N/A	2003
SY2 SYDNEY, AUSTRALIA	—	—	3,080	—	32,510	—	35,590	(18,795)	2008	2008
SY3 SYDNEY, AUSTRALIA	—	—	8,712	—	134,257	—	142,969	(42,948)	2010	2010
SY4 SYDNEY, AUSTRALIA	—	—	—	—	84,679	—	84,679	(2,300)	2015	2014
TY1 TOKYO, JAPAN	—	—	—	—	18,547	—	18,547	(10,787)	2000	2000
TY2 TOKYO, JAPAN	—	—	—	—	75,386	—	75,386	(57,738)	2007	2006
TY3 TOKYO, JAPAN	—	—	—	—	69,367	—	69,367	(23,762)	2010	2010
TY4 TOKYO, JAPAN	—	—	—	—	49,287	—	49,287	(10,658)	2012	2012
TY5 TOKYO, JAPAN	—	—	102	—	49,598	—	49,700	(2,045)	2014	2014
TY6 TOKYO, JAPAN	—	—	37,941	—	12,412	—	50,353	(8,663)	N/A	2015
TY7 TOKYO, JAPAN	—	—	13,175	—	869	—	14,044	(2,759)	N/A	2015
TY8 TOKYO, JAPAN	—	—	53,848	—	5,044	—	58,892	(7,016)	N/A	2015
TY9 TOKYO, JAPAN	—	—	106,710	—	8,197	—	114,907	(15,450)	N/A	2015
TY10 TOKYO, JAPAN	—	—	69,881	—	7,115	—	76,996	(5,707)	N/A	2015
OTHERS	—	—	—	—	13,401	—	13,401	(4,661)	Various	Various
TOTAL LOCATIONS	$30,310	$153,258	$1,788,637	$84,091	$7,829,825	$237,349	$9,618,462	$(3,175,972)
__________________________

(1)	The initial cost was $0 if the lease of the respective IBX was classified as an operating lease.

(2)	Building and improvements include all fixed assets except for land.

(3)	Date of lease or acquisition represents the date the Company leased the facility or acquired the facility through purchase or acquisition.

(4)	Includes IBXs CH5, DC12, SP3, SV10 and various other IBXs that are under initial development.

The aggregate gross cost of the Company's properties for federal income tax purpose approximated $11,890,862,000 (unaudited) as of December 31, 2016.

The following table reconciles the historical cost of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2016 (in thousands).
Gross Fixed Assets:

	2016	2015	2014
Balance, beginning of period	$7,871,890	$7,006,695	$6,308,992
Additions (including acquisitions and improvements)	2,187,306	1,172,855	997,534
Disposals	(78,607)	(9,295)	(16,444)
Foreign currency transaction adjustments and others	(124,778)	(298,365)	(283,387)
Balance, end of year	$9,855,811	$7,871,890	$7,006,695
Accumulated Depreciation:

	2016	2015	2014
Balance, beginning of period	$(2,595,648)	$(2,242,345)	$(1,904,311)
Additions (depreciation expense)	(618,970)	(440,002)	(418,407)
Disposals	9,401	7,396	16,038
Foreign currency transaction adjustments and others	29,245	79,303	64,335
Balance, end of year	$(3,175,972)	$(2,595,648)	$(2,242,345)