Form 10-Q
period 2017-03-31
EQUINIX INC
filed 2017-05-05
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
(650) 598-6000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)    Yes  ☒    No  ☐ and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant's Common Stock as of May 4, 2017 was 77,911,885.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
EQUINIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,923,259	$748,476
Short-term investments	14,742	3,409
Accounts receivable, net	429,990	396,245
Other current assets	206,026	319,396
Total current assets	5,574,017	1,467,526
Long-term investments	6,461	10,042
Property, plant and equipment, net	7,605,829	7,199,210
Goodwill	3,053,026	2,986,064
Intangible assets, net	710,706	719,231
Other assets	234,645	226,298
Total assets	$17,184,684	$12,608,371
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$515,959	$581,739
Accrued property, plant and equipment	190,176	144,842
Current portion of capital lease and other financing obligations	99,202	101,046
Current portion of mortgage and loans payable	80,799	67,928
Other current liabilities	133,932	133,140
Total current liabilities	1,020,068	1,028,695
Capital lease and other financing obligations, less current portion	1,523,309	1,410,742
Mortgage and loans payable, less current portion	2,432,610	1,369,087
Senior notes	5,045,449	3,810,770
Other liabilities	645,409	623,248
Total liabilities	10,666,845	8,242,542
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 77,911,859 and 71,409,015 shares outstanding	78	72
Additional paid-in capital	9,601,627	7,413,519
Treasury stock, at cost; 405,469 and 408,415 shares	(146,936)	(147,559)
Accumulated dividends	(2,115,963)	(1,969,645)
Accumulated other comprehensive loss	(882,736)	(949,142)
Retained earnings	61,769	18,584
Total stockholders' equity	6,517,839	4,365,829
Total liabilities and stockholders' equity	$17,184,684	$12,608,371
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Revenues	$949,525	$844,156
Costs and operating expenses:
Cost of revenues	468,961	427,680
Sales and marketing	128,927	106,590
General and administrative	181,399	165,904
Acquisition costs	3,025	36,536
Gains on asset sales	—	(5,242)
Total costs and operating expenses	782,312	731,468
Income from continuing operations	167,213	112,688
Interest income	3,092	925
Interest expense	(111,684)	(100,863)
Other income (expense)	337	(60,710)
Loss on debt extinguishment	(3,503)	—
Income (loss) from continuing operations before income taxes	55,455	(47,960)
Income tax benefit (expense)	(13,393)	10,633
Net income (loss) from continuing operations	42,062	(37,327)
Net income from discontinued operations, net of tax	—	6,216
Net income (loss)	$42,062	$(31,111)
Earnings (loss) per share ("EPS"):
Basic EPS from continuing operations	$0.58	$(0.55)
Basic EPS from discontinued operations	—	0.09
Basic EPS	$0.58	$(0.46)
Weighted-average shares	72,773	68,132
Diluted EPS from continuing operations	$0.57	$(0.55)
Diluted EPS from discontinued operations	—	0.09
Diluted EPS	$0.57	$(0.46)
Weighted-average shares for diluted EPS	73,367	68,132
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Net income (loss)	$42,062	$(31,111)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment ("CTA") gain	106,938	115,899
Unrealized loss on available-for-sale securities, net of tax effects of $(99) and $138	(265)	(304)
Unrealized loss on cash flow hedges, net of tax effects of $4,051 and $2,261	(11,727)	(6,784)
Net investment hedge CTA loss	(28,551)	(16,312)
Net actuarial gain on defined benefit plans, net of tax effects of $(6) and $(4)	11	6
Total other comprehensive income, net of tax	66,406	92,505
Comprehensive income, net of tax	$108,468	$61,394
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$42,062	$(31,111)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	187,989	172,382
Stock-based compensation	38,323	34,061
Amortization of intangible assets	29,017	28,152
Amortization of debt issuance costs and debt discounts	11,580	5,508
Provision for allowance for doubtful accounts	6,710	1,885
Gain on asset sales	—	(5,242)
Loss on debt extinguishment	3,503	—
Other items	3,677	5,169
Changes in operating assets and liabilities:
Accounts receivable	(39,664)	(11,312)
Income taxes, net	(20,637)	(28,656)
Accounts payable and accrued expenses	(65,414)	(40,217)
Other assets and liabilities	50,225	(25,785)
Net cash provided by operating activities	247,371	104,834
Cash flows from investing activities:
Purchases of investments	(26,256)	(10,875)
Sales and maturities of investments	19,152	14,294
Business acquisitions, net of cash and restricted cash acquired	(36,041)	(1,601,326)
Purchases of real estate	(41,739)	(16,408)
Purchases of other property, plant and equipment	(277,242)	(197,700)
Proceeds from sale of assets	47,767	22,825
Net cash used in investing activities	(314,359)	(1,789,190)
Cash flows from financing activities:
Proceeds from employee equity awards	20,074	16,304
Payment of dividends	(148,083)	(124,836)
Proceeds from public offering of common stock, net of offering costs	2,126,258	—
Proceeds from senior notes	1,250,000	—
Proceeds from loans payable	1,059,800	701,250
Repayment of capital lease and other financing obligations	(16,596)	(33,232)
Repayment of mortgage and loans payable	(21,510)	(936,353)
Debt extinguishment costs	(3,132)	—
Debt issuance costs	(40,665)	(65)
Other financing activities	(900)	—
Net cash provided by (used) in financing activities	4,225,246	(376,932)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	11,541	(9,501)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,169,799	(2,070,789)
Cash, cash equivalents and restricted cash at beginning of period	773,247	2,718,427
Cash, cash equivalents and restricted cash at end of period	$4,943,046	$647,638

Cash and cash equivalents	$4,923,259	$633,758
Current portion of restricted cash included in other current assets	9,927	3,420
Non-current portion of restricted cash included in other assets	9,860	10,460
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$4,943,046	$647,638

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Equinix, Inc. ("Equinix" or the "Company") and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The condensed consolidated balance sheet data as of December 31, 2016 has been derived from audited consolidated financial statements as of that date. The consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles in the United States of America ("GAAP"). For further information, refer to the Consolidated Financial Statements and Notes thereto included in Equinix’s Form 10-K as filed with the SEC on February 27, 2017. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.
Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Equinix and its subsidiaries, including the acquisitions of the IO UK data center operating business from February 3, 2017, Paris IBX data center from August 1, 2016 and Telecity Group plc ("TelecityGroup") from January 15, 2016. All significant intercompany accounts and transactions have been eliminated in consolidation.
Income Taxes
The Company began operating as a real estate investment trust for federal income tax purposes ("REIT") effective January 1, 2015, and thereafter received a favorable private letter ruling ("PLR") from the U.S. Internal Revenue Service ("IRS") that validated the Company's position with respect to specified REIT compliance matters. As a result, the Company may deduct the distributions made to its stockholders from taxable income generated by the Company and its qualified REIT subsidiaries ("QRSs"). The Company’s dividends paid deduction generally eliminates the U.S. taxable income of the Company and its QRSs, resulting in no U.S. income tax due. However, the Company's taxable REIT subsidiaries ("TRSs") will continue to be subject to income taxes on any taxable income generated by them. In addition, the foreign operations of the Company will continue to be subject to local income taxes regardless of whether the foreign operations are operated as a QRS or TRS.
The Company provides for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate is subject to change in the future due to various factors such as the operating performance of the Company, tax law changes and future business acquisitions.
The Company's effective tax rates were 24.2% and 22.2% for the three months ended March 31, 2017 and 2016, respectively.
Assets Held for Sale and Discontinued Operations
Assets and liabilities to be disposed of that meet all of the criteria to be classified as held for sale as set forth in the accounting standard for impairment or disposal of long-lived assets are reported at the lower of their carrying amounts or fair values less costs to sell. Assets are not depreciated or amortized while they are classified as held for sale. A component of a reporting entity or a group of components of a reporting entity that are disposed or meet the criteria to be classified as held for sale should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The accounting guidance requires a business activity that, on acquisition, meets the criteria to be classified as held for sale be reported as a discontinued operation. For further information on the Company's assets held for sale and discontinued operations, see Notes 4 and 5.
Reclassifications
Certain amounts in prior periods have been reclassified to conform with current period presentation.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
In March 2017, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-07 Compensation–Retirement Benefits (Topic 715). This ASU was issued primarily to improve the presentation of net periodic pension cost and net periodic post-retirement benefit cost. This ASU requires that an employer reports the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic post-retirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. This ASU is effective for public business entities for its annual or any interim reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, but does not expect to early adopt this ASU.
In February 2017, FASB issued ASU No. 2017-05 Other Income—Gains and Losses from the Derecognition of Non-financial Assets (Subtopic 610-20). This ASU is to clarify the scope of the non-financial asset guidance in Subtopic 610-20 and to add guidance for partial sales of non-financial assets. This ASU defines the term in substance non-financial asset and clarifies that non-financial assets within the scope of Subtopic 610-20 may include non-financial assets transferred within a legal entity to a counterparty. The ASU also provides guidance on the accounting for what often are referred to as partial sales of non-financial assets within the scope of Subtopic 610-20 and contributions of non-financial assets to a joint venture or other non-controlled investee. This ASU is effective for public business entities for its annual or any interim reporting periods beginning after December 15, 2017. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, but does not expect to early adopt this ASU.
In January 2017, FASB issued ASU No. 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU is to simplify the subsequent measurement of goodwill. The ASU eliminates step 2 from the goodwill impairment test and the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU should be applied on a prospective basis. This ASU is effective for public business entities for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
In January 2017, FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, clarifying the definition of a business. The ASU affects all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods with early adoption being permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, but does not expect to early adopt this ASU.
In October 2016, FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires the recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU is effective for fiscal years and interim period within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, but does not expect to early adopt this ASU.
In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

assets with credit deterioration. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company expects this ASU to impact its accounts receivable and is currently evaluating the extent of the impact that the adoption of this ASU will have on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2016-02 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. While the Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, the Company believes this standard will have a significant impact on its consolidated financial statements due, in part, to the substantial amount of leases it has.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10) ("ASU 2016-01"), which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income other than those accounted for under equity method of accounting or those that result in consolidation of the investees. The ASU also requires that an entity present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the ASU eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. ASU 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company currently holds publicly traded equity securities that are classified as “available-for-sale” and are carried at fair value with unrealized gains and losses reported in stockholders’ equity as a component of accumulated other comprehensive income (loss). Upon the adoption of this ASU, the unrealized gains and losses will be recognized through net income. The Company has not elected to measure its financial liabilities at fair value therefore, does not expect to have an impact on the accounting for its financial liabilities.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20 collectively, Topic 606). Topic 606 will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of Topic 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. Topic 606 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.

Topic 606 allows entities to adopt with one of these two methods: full retrospective, which applies retrospectively to each prior reporting period presented or modified retrospective, which recognizes the cumulative effect of initially applying the revenue standard as an adjustment to the opening balance of retained earnings in the period of initial application. The Company currently anticipates adopting the standard using the modified retrospective method.
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
While the Company is continuing to evaluate all potential impacts of the standard, the Company believes the most significant impact relates to its accounting for installation revenue and the cost to obtain contracts. Under the new standard, the Company

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

expects to recognize installation revenue over the contract period rather than over the estimated installation life. Under the new standard, the Company is also required to capitalize and amortize certain costs to obtain contracts. Therefore, these costs to obtain contracts will not be immediately expensed, but will be capitalized and amortized over the estimated contract term plus estimated renewal term.
Accounting Standards Adopted
In December 2016, FASB issued ASU No. 2016-19, Technical Corrections and Improvements. This ASU covers a wide range of Topics in the Accounting Standards Codification. Certain aspects of this ASU were effective immediately, while a few of the corrections are effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted ASU 2016-19 in the three months ended March 31, 2017. The adoption of ASU 2016-19 did not impact the Company's condensed consolidated financial statements.
In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU applies to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years with early adoption being permitted. This ASU should be applied using a retrospective transition method to each period presented. The Company adopted ASU 2016-18 in the three months ended March 31, 2017 and applied this ASU retrospectively to the periods presented in the Company's condensed consolidated statements of cash flows. As a result, net cash used in investing activities for the three months ended March 31, 2016 was adjusted to exclude the change in restricted cash and increased the previously reported amount by $466.4 million.
Restricted cash amounts are primarily time deposits or cash set side as a pledge for our mortgage loan in Germany and collateral for the Company's various bank guarantees for the periods ended March 31, 2017 and 2016.
In October 2016, FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. This ASU alters how a decision maker needs to consider indirect interests in a variable interest entity ("VIE") held through an entity under common control. Under this ASU, if a decision maker is required to evaluate whether it is the primary beneficiary of a VIE, it will need to consider only its proportionate indirect interest in the VIE held through a common control party. This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-17 in the three months ended March 31, 2017. The adoption of this standard did not impact the Company's condensed consolidated financial statements as it does not hold any interests in a VIE through related parties that are under common control.
In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on the classification of eight cash flow issues to reduce the existing diversification in practice, including (a) debt prepayment or debt extinguishment costs; (b) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (c) contingent consideration payments made after a business combination; (d) proceeds from settlement of insurance claims; (e) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (f) distributions received from equity method investees; (g) beneficial interests in securitization transactions; and (h) separately identifiable cash flows and application of the predominance principle. The ASU is effective for fiscal years and interim period within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-15 in the three months ended March 31, 2017 and applied this ASU using a retrospective transition method to each period presented in the Company's condensed consolidated statements of cash flows. The adoption of ASU 2016-15 did not impact the Company's condensed consolidated statements of cash flows.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). This ASU simplifies several areas of the accounting for share-based payment award transactions, including (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company adopted ASU 2016-09 in the three months ended March 31, 2017. Beginning on January 1, 2017, the Company began to record the excess tax benefits from stock-based compensation as income tax expense through the statement of operations instead of additional paid-in capital as required

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

under the previous guidance. There was no adjustment to excess tax benefits from stock-based compensation recorded as additional paid-in capital in prior years. Excess tax benefits that were not previously recognized, as well as a valuation allowance recognized for deferred tax assets as a result of the adoption of this ASU, were recorded on a modified retrospective basis through a cumulative-effect adjustments to retained earnings as of the beginning of 2017 totaling $1.1 million. As a part of the adoption of this ASU, stock compensation awards will have more dilutive effect on the Company's earnings per share prospectively.
Under this guidance, cash flows related to excess tax benefits will no longer be separately classified as financing activities apart from other income tax cash flow. The Company elected to apply this part of the guidance retrospectively, which resulted in a change of $0.6 million in both net cash provided by operating activities and net cash used in financing activities in the Company's condensed consolidated statement of cash flows for the three months ended March 31, 2016 to conform with the current period presentation. Additionally, this guidance permits entities to make an accounting policy to estimate forfeitures each period or to account for forfeitures as they occur. The Company elected to continue to estimate forfeitures.
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments ("ASU 2016-06"). This ASU clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this ASU is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. This guidance is to be applied on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year in which the amendments are effective, and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted ASU 2016-06 in the three months ended March 31, 2017. The adoption of this standard did not have a significant impact on the Company's condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815), Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships ("ASU 2016-05"). This ASU clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This ASU may be applied prospectively or using a modified retrospective approach, and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted ASU 2016-05 in the three months ended March 31, 2017. The adoption of ASU 2016-05 did not have a significant impact on the Company's condensed consolidated financial statements.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Net income (loss):
Net income (loss) from continuing operations	$42,062	$(37,327)
Net income from discontinued operations	—	6,216
Net income (loss)	$42,062	$(31,111)
Weighted-average shares used to calculate basic EPS	72,773	68,132
Effect of dilutive securities:
Employee equity awards	594	—
Weighted-average shares used to calculate diluted EPS	73,367	68,132
Basic EPS:
Continuing operations	$0.58	$(0.55)
Discontinued operations	—	0.09
Basic EPS	$0.58	$(0.46)
Diluted EPS:
Continuing operations	$0.57	$(0.55)
Discontinued operations	—	0.09
Diluted EPS	$0.57	$(0.46)
The following table sets forth weighted-average outstanding potential shares of common stock that are not included in the diluted earnings per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Shares reserved for conversion of 4.75% convertible subordinated notes	—	1,969
Common stock related to employee equity awards	93	1,583
Total	93	3,552

3.	Acquisitions
IO Acquisition
On February 3, 2017, the Company acquired IO UK's data center operating business in Slough, United Kingdom, for a cash payment of approximately $37.4 million ("IO Acquisition"). The acquired facility will be renamed LD10. The IO Acquisition constitutes a business under the accounting standard for business combinations and as a result, was accounted for as a business combination using the acquisition method of accounting. Under the acquisition method, the total purchase price is allocated to the assets acquired and liabilities assumed measured at fair value on the date of acquisition. As of the date of this quarterly report, the Company has not completed the detailed valuation analysis, including determination of the purchase price, which is subject to continuing management analysis with the assistance of third party valuation advisors. Therefore, the purchase price has been provisionally allocated primarily to property, plant and equipment of $40.3 million, goodwill of $17.9 million, intangible assets of $6.3 million, deferred tax assets of $6.3 million and financing obligations of $33.1 million. The nature of the intangible assets acquired is customer relationships with an estimated useful life of 10 years. Goodwill is not expected to be deductible for local tax purposes and is attributable to the Company's EMEA region.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company included IO UK's data center operating results from February 3, 2017 and the estimated fair value of assets acquired and liabilities assumed in its condensed consolidated balance sheets beginning February 3, 2017. For the three months ended March 31, 2017, the incremental revenues and net loss recorded from the IO Acquisition were not significant to the Company's condensed consolidated statement of operations. The acquisition costs incurred during the three months ended March 31, 2017 related to the IO Acquisition were not significant.
Offer for Certain Verizon Data Center Assets
On December 6, 2016, the Company entered into a transaction agreement with Verizon Communications Inc. ("Verizon") to acquire Verizon's colocation services business consisting of 29 data center buildings, located in the United States, Brazil and Colombia, for a cash purchase price of approximately $3.6 billion (the "Acquisition" or the "Selected Verizon Data Center Business Acquisition"). The Acquisition closed on May 1, 2017 and will be accounted as a business combination using the acquisition method of accounting. The Company funded the Acquisition with proceeds of debt and equity financings, which closed in January and March 2017 (See further discussions on the term B-2 loan borrowing and senior notes issuance in Note 9 and common stock issuance in Note 11).
In connection with the Acquisition, the Company entered into a commitment letter (the "Commitment Letter"), dated December 6, 2016, with JPMorgan Chase Bank, N.A., Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Commitment Parties"), pursuant to which the Commitment Parties committed to provide a senior unsecured bridge facility in an aggregate principal amount of $2.0 billion for the purposes of funding (i) a portion of the cash consideration for the Acquisition and (ii) the fees and expenses incurred in connection with the Acquisition. Commitment fees associated with the Commitment Letter were equal to (i) 0.50% of the commitment plus (ii) an additional 0.25% of the commitment that is four months after the date in which the Commitment Letter was entered into. In March 2017, the Company terminated the Commitment Letter as the debt and equity financings associated with the Acquisition were completed in March 2017. See further discussions on the senior notes issuance in Note 9 and common stock issuance in Note 11. During the first quarter of 2017, the Company paid $10.0 million of commitment fees associated with the Commitment Letter and recorded $7.8 million to interest expense in the condensed consolidated statement of operations for the three months ended March 31, 2017.
Paris IBX Data Center Acquisition
On August 1, 2016, the Company completed the purchase of Digital Realty Trust, Inc.'s ("Digital Realty's") operating business including its real estate and facility, located in St. Denis, Paris for cash consideration of approximately €193.8 million or $216.4 million at the exchange rate in effect on August 1, 2016 (the "Paris IBX Data Center Acquisition"). A portion of the building was leased to the Company and was being used by the Company as its Paris 2 and Paris 3 data centers. The Paris 2 lease was accounted for as an operating lease and the Paris 3 lease was accounted for as a financing lease. Upon acquisition, the Company in effect terminated both leases. The Company settled the financing lease obligation of Paris 3 for €47.8 million or approximately $53.4 million and recognized a loss on debt extinguishment of €8.8 million or approximately $9.9 million in the third quarter of 2016. The Paris IBX Data Center Acquisition constitutes a business under the accounting standard for business combinations and as a result, the Paris IBX Data Center Acquisition was accounted for as a business combination using the acquisition method of accounting.
The Company included the incremental Paris IBX Data Center's results of operations from August 1, 2016 and the estimated fair value of assets acquired and liabilities assumed in its condensed consolidated balance sheets beginning August 1, 2016. The Company incurred acquisition costs of approximately $12.0 million for the year ended December 31, 2016 related to the Paris IBX Data Center Acquisition.
Purchase Price Allocation
Under the acquisition method of accounting, the assets acquired and liabilities assumed in a business combination shall be measured at fair value at the date of the acquisition and the Company has completed the valuation analysis. The purchase price allocation, which excludes settlement of the Paris 3 financing obligations, was as follows (in thousands):

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Cash and cash equivalents	$4,073
Accounts receivable	1,507
Other current assets	794
Property, plant and equipment	143,972
Intangible assets	11,758
Goodwill	48,835
Other assets	81
Total assets acquired	211,020
Accounts payable and accrued liabilities	(2,044)
Other current liabilities	(2,798)
Deferred tax liabilities	(42,395)
Other liabilities	(755)
Net assets acquired	$163,028
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill is not expected to be deductible for local tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. Goodwill is attributable to the Company's EMEA region.
The following table presents certain information on the acquired identifiable intangible assets (dollars in thousands):

Intangible Assets	Fair Value	Estimated Useful Lives (Years)	Weighted-average Estimated Useful Lives (Years)
In-place leases	$7,485	0.9-9.4	4.3
Favorable leasehold interests	4,273	1.9-6.7	5.3
The fair value of in-place leases may consist of a variety of components including, but not necessarily limited to the value associated with avoiding the cost of originating the acquired in-place leases. The fair value of favorable leases was estimated based on the income approach, by computing the net present value of the difference between the contractual amounts to be paid pursuant to the lease agreements and estimates of the fair market lease rates for the corresponding in-place leases measured over the remaining non-cancellable terms of the leases. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in the accounting standard for fair value measurements.
The fair value of the property, plant and equipment was estimated by applying the income approach or cost approach, such as cash flows or earnings that an asset can be expected to generate over its useful life or the replacement or reproduction cost.
For the three months ended March 31, 2017, the incremental revenues from the Paris IBX Data Center Acquisition were $3.9 million and the incremental net income was not significant to the Company's condensed consolidated statement of operations. The incremental results of operations from the Paris IBX Data Center Acquisition are not significant; therefore the Company does not present pro forma combined results of operations.
TelecityGroup Acquisition
On January 15, 2016, the Company completed the acquisition of the entire issued and to be issued share capital of TelecityGroup. TelecityGroup operates data center facilities in cities across Europe. The acquisition of TelecityGroup has enhanced the Company's existing data center portfolio by adding new IBX metro markets in Europe including Dublin, Helsinki, Istanbul, Manchester, Milan, Sofia, Stockholm and Warsaw. As a result of the transaction, TelecityGroup became a wholly-owned subsidiary of the Company.
Under the terms of the acquisition, the Company acquired all outstanding shares and all vested equity awards of TelecityGroup at 572.5 pence in cash and 0.0336 new shares of Equinix common stock for a total purchase consideration of approximately £2,624.5 million or approximately $3,743.6 million. In addition, the Company assumed $1.3 million of TelecityGroup's vested

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

employee equity awards as part of consideration transferred. The Company incurred acquisition costs of approximately $42.5 million during the year ended December 31, 2016 related to the TelecityGroup acquisition.
In connection with the TelecityGroup acquisition, the Company placed £322.9 million or approximately $475.7 million into a restricted cash account. The cash was released upon completion of the acquisition.
Also, in connection with TelecityGroup acquisition, the Company entered into a bridge credit agreement with J.P. Morgan Chase Bank, N.A. ("JPMCB") as the initial lender and as administrative agent for the lenders for a principal amount of £875.0 million or approximately $1,289.0 million at the exchange rate in effect on December 31, 2015 (the "Bridge Loan"). The Company did not make any borrowings under the Bridge Loan and the Bridge Loan was terminated on January 8, 2016.
Purchase Price Allocation
Under the acquisition method of accounting, the assets acquired and liabilities assumed in a business combination shall be measured at fair value at the date of the acquisition and the Company has completed the valuation analysis. As of December 31, 2016, the Company updated the final allocation of purchase price for TelecityGroup from the provisional amounts reported as of March 31, 2016, which primarily resulted in increases to intangible assets of $36.8 million and deferred tax liabilities of $19.5 million and decreases in capital lease and other financing obligations of $34.4 million, goodwill of $22.5 million and assets held for sale of $36.9 million. The changes did not have a significant impact on the Company’s results from operations for the year ended December 31, 2016.
The final allocation of the purchase price is as follows (in thousands):

Cash and cash equivalents	$73,368
Accounts receivable	24,042
Other current assets	41,079
Assets held for sale	877,650
Property, plant and equipment	1,058,583
Goodwill	2,215,567
Intangible assets	694,243
Deferred tax assets	994
Other assets	4,102
Total assets acquired	4,989,628
Accounts payable and accrued expenses	(84,367)
Accrued property, plant and equipment	(3,634)
Other current liabilities	(27,333)
Liabilities held for sale	(155,650)
Capital lease and other financing obligations	(165,365)
Mortgage and loans payable	(592,304)
Deferred tax liabilities	(176,168)
Other liabilities	(40,021)
Net assets acquired	$3,744,786

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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
The fair value of customer relationships was estimated by applying an income approach. The fair value was determined by calculating the present value of estimated future operating cash flows generated from existing customers less costs to realize the revenue. The Company applied a weighted-average discount rate of approximately 8.5%, which reflected the nature of the assets as they relate to the estimated future operating cash flows. Other significant assumptions used to estimate the fair value of the customer relationships include projected revenue growth, customer attrition rates, sales and marketing expenses and operating margins. The fair value of the TelecityGroup trade name was estimated using the relief of royalty approach. The Company applied a relief of royalty rate of 2.0% and a weighted-average discount rate of approximately 9.0%. The fair value of the other acquired identifiable intangible assets was estimated by applying a relief of royalty or cost approach as appropriate. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in the accounting standard for fair value measurements.
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
The Company determined the fair value of the loans payable assumed in the TelecityGroup acquisition by estimating TelecityGroup's debt rating and reviewing market data with a similar debt rating and other characteristics of the debt, including the maturity date and security type. On January 15, 2016, the Company prepaid and terminated these loans payable. In conjunction with the repayment of the loans payable, the Company incurred an insignificant amount of pre-payment penalties and interest rate swap termination costs, which were recorded as interest expense in the condensed consolidated statement of operations.
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after the acquisition. The goodwill is not expected to be deductible for local tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. Goodwill recorded as a result of the TelecityGroup acquisition, except for the goodwill associated with assets held for sale, is attributable to the Company's EMEA region. For the three months ended March 31, 2016, the Company's results of continuing operations include TelecityGroup revenues of $84.4 million and net loss from continuing operations of $2.8 million for the period January 15, 2016 through March 31, 2016.

4.	Assets Held for Sale
During the fourth quarter of 2015, the Company entered into an agreement to sell a parcel of land in San Jose, California. The sale was completed in February 2016 and the Company recognized a gain on sale of $5.2 million.
In June 2016, the Company approved the divestiture of the solar power assets of Bit-isle. In October 2016, the Company entered into a Share Transfer Agreement for the transfer of common stock of Terra Power Co., Ltd., relating to the divestiture of the solar power assets of Bit-isle. The Company received ¥400.0 million upon the closing of the transaction, or approximately $3.8 million at the exchange rate in effect on October 31, 2016. By November 30, 2016, the Company had received an additional

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

¥2,500.0 million, or approximately $22.1 million at the exchange rate in effect at the time of cash receipt. The Company received the remaining payment of ¥5,313.4 million in the first quarter of 2017, or approximately $47.8 million at the exchange rate in effect on March 31, 2017. The Company did not have any assets and liabilities held for sale as of March 31, 2017 and December 31, 2016.

5.	Discontinued Operations
In order to obtain the approval of the European Commission for the acquisition of TelecityGroup, the Company and TelecityGroup agreed to divest certain data centers, including the Company's London 2 data center and certain data centers of TelecityGroup. The data centers, on acquisition, met the criteria to be classified as held for sale and were therefore reported as a discontinued operation. As of the date of acquisition, depreciation and amortization of discontinued operations were ceased. Capital expenditures from the date of acquisition through March 31, 2016 were $17.0 million.
The Company did not record income from discontinued operations, net of taxes for the three months ended March 31, 2017. The following table presents the financial results of the Company's discontinued operations for the three months ended March 31, 2016.

Three Months Ended March 31, 2016
Revenues	$20,581
Costs and operating expenses:
Cost of revenues	11,610
Sales and marketing	217
General and administrative	383
Total costs and operating expenses	12,210
Income from discontinued operations	8,371
Interest and other, net	(469)
Income from discontinued operations before income taxes	7,902
Income tax expense	(1,686)
Net income from discontinued operations, net of tax	$6,216

6.	Derivatives and Hedging Activities
Derivatives Designated as Hedging Instruments
Net Investment Hedges. The Company is exposed to the impact of foreign exchange rate fluctuations on the value of investments in its foreign subsidiaries. In order to mitigate the impact of foreign currency exchange rates, the Company has entered into various foreign currency loans which are designated as hedges against the Company's net investment in foreign subsidiaries. As of March 31, 2017 and December 31, 2016, the total principal amounts of foreign currency loans, which were designated as net investment hedges, were $1,712.0 million and $646.2 million, respectively. In March 2016, the Company began using foreign exchange forward contracts to hedge against the effect of foreign exchange rate fluctuations on a portion of its net investment in the foreign subsidiaries. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge, except the ineffective portion and forward points, are recorded as a component of other comprehensive income in the condensed consolidated balance sheet.
The Company recorded net foreign exchange losses of $28.6 million and $16.3 million in other comprehensive income (loss) for the three months ended March 31, 2017 and 2016, respectively. The Company recorded no ineffectiveness from its net investment hedges for the three months ended March 31, 2017 and 2016.
Cash Flow Hedges. The Company hedges its foreign currency translation exposure for forecasted revenues and expenses in its EMEA region between the U.S. dollar and the British Pound, Euro, Swedish Krona and Swiss Franc. The foreign currency forward and option contracts that the Company uses to hedge this exposure are designated as cash flow hedges under the accounting

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

standard for derivatives and hedging. The Company also uses purchased collar options to manage a portion of its exposure to foreign currency exchange rate fluctuations, where the Company writes a foreign currency call option and purchases a foreign currency put option. When two or more derivative instruments in combination are jointly designated as a cash flow hedging instrument, they are treated as a single instrument.
The Company enters into intercompany hedging instruments ("intercompany derivatives") with wholly-owned subsidiaries of the Company in order to hedge certain forecasted revenues and expenses denominated in currencies other than the U.S. dollar. Simultaneously, the Company enters into derivative contracts with unrelated third parties to externally hedge the net exposure created by such intercompany derivatives.
The following disclosure is prepared on a consolidated basis. Assets and liabilities resulting from intercompany derivatives have been eliminated in consolidation. As of March 31, 2017, the Company's cash flow hedge instruments had maturity dates ranging from April 2017 to February 2019 as follows (in thousands):

	Notional Amount	Fair Value (1)	Accumulated Other Comprehensive Income (Loss) (2) (3)
Derivative assets	$483,110	$30,350	$27,744
Derivative liabilities	176,432	(2,315)	(2,340)
Total	$659,542	$28,035	$25,404

(1)	All derivatives related to cash flow hedges are included in the condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

(2)	Included in the condensed consolidated balance sheets within accumulated other comprehensive income (loss).

(3)
The Company recorded a net gain of $23.0 million within accumulated other comprehensive income (loss) relating to cash flow hedges that will be reclassified to revenue and expenses as they mature in the next 12 months.

As of December 31, 2016, the Company's cash flow hedge instruments had maturity dates ranging from January 2017 to November 2018 as follows (in thousands):

	Notional Amount	Fair Value (1)	Accumulated Other Comprehensive Income (Loss) (2) (3)
Derivative assets	$545,638	$44,570	$42,634
Derivative liabilities	42,207	(1,815)	(1,453)
Total	$587,845	$42,755	$41,181

(1)	All derivatives related to cash flow hedges are included in the condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

(2)	Included in the condensed consolidated balance sheets within accumulated other comprehensive income (loss).

(3)
The Company recorded a net gain of $31.9 million within accumulated other comprehensive income (loss) relating to cash flow hedges that will be reclassified to revenue and expense as they mature over the next 12 months.

During the three months ended March 31, 2017 and 2016, the ineffective and excluded portions of cash flow hedges recognized in other income (expense) were not significant. During the three months ended March 31, 2017, the amount of net gains reclassified from accumulated other comprehensive income (loss) to revenue was $17.7 million and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses was $9.0 million. During the three months ended March 31, 2016, the amount of net gains reclassified from accumulated other comprehensive income (loss) to revenue was $6.4 million and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses was $3.8 million.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. The Company is deemed to have foreign currency forward contracts embedded in certain of the Company's customer agreements that are priced in currencies different from the functional or local currencies of the parties involved. These embedded derivatives are separated from their host contracts and carried on the Company's balance sheet at their fair value. The majority of these embedded derivatives arise as a result of the Company's foreign subsidiaries pricing their customer contracts in the U.S. dollar. Gains and losses on these embedded derivatives are included within revenues in the Company's condensed consolidated statements of operations. During the three months ended March 31, 2017, the loss associated with these embedded derivatives was $5.0 million and during the three months ended March 31, 2016, the loss associated with these embedded derivatives was $6.6 million.
Economic Hedges of Embedded Derivatives. The Company uses foreign currency forward contracts to manage the foreign exchange risk associated with the Company's customer agreements that are priced in currencies different from the functional or local currencies of the parties involved ("economic hedges of embedded derivatives"). Foreign currency forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. Gains and losses on these contracts are included within revenues in the Company's condensed consolidated statements of operations along with gains and losses of the related embedded derivatives. The Company entered into various economic hedges of embedded derivatives during the three months ended March 31, 2017 and 2016. During the three months ended March 31, 2017, the gains associated with these contracts were not significant and during the three months ended March 31, 2016, the gains associated with these contracts were $3.7 million.
Foreign Currency Forward and Option Contracts. The Company also uses foreign currency forward and option contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of its foreign currency-denominated assets and liabilities change. Gains and losses on these contracts are included in other income (expense), net in the Company's condensed consolidated statements of operations, along with foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward and option contracts. The Company entered into various foreign currency forward and option contracts during the three months ended March 31, 2017 and 2016. During the three months ended March 31, 2017 and 2016, the Company recognized net losses of $14.7 million and $7.6 million, respectively, associated with these contracts.
Offsetting Derivative Assets and Liabilities
The following table presents the fair value of derivative instruments recognized in the Company's condensed consolidated balance sheets as of March 31, 2017 (in thousands):

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Net Amounts (1)	Gross Amounts not Offset in the Balance Sheet (2)	Net
Assets:
Designated as hedging instruments:
Foreign currency forward and option contracts designated as cash flow hedges	$30,350	$—	$30,350	$(2,315)	$28,035
Not designated as hedging instruments:
Embedded derivatives	6,196	—	6,196	—	6,196
Economic hedges of embedded derivatives	257	—	257	(16)	241
Foreign currency forward contracts	5,175	—	5,175	(156)	5,019
	11,628	—	11,628	(172)	11,456
Additional netting benefit	—	—	—	(113)	(113)
	$41,978	$—	$41,978	$(2,600)	$39,378
Liabilities:
Designated as hedging instruments
Foreign currency forward contracts designated as cash flow hedges	$2,315	$—	$2,315	$(2,315)	$—
Not designated as hedging instruments:
Embedded derivatives	2,755	—	2,755	—	2,755
Economic hedges of embedded derivatives	16	—	16	(16)	—
Foreign currency forward contracts	269	—	269	(156)	113
	3,040	—	3,040	(172)	2,868
Additional netting benefit	—	—	—	(113)	(113)
	$5,355	$—	$5,355	$(2,600)	$2,755

(1)	As presented in the Company's condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table presents the fair value of derivative instruments recognized in the Company's condensed consolidated balance sheets as of December 31, 2016 (in thousands):

	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Net Amounts (1)	Gross Amounts not Offset in the Balance Sheet (2)	Net
Assets:
Designated as hedging instruments:
Cash flow hedges
Foreign currency forward and option contracts	$44,570	$—	$44,570	$(1,815)	$42,755
Net investment hedges
Foreign currency forward contracts	6,930	—	6,930	(3,310)	3,620
	51,500	—	51,500	(5,125)	46,375

Not designated as hedging instruments:
Embedded derivatives	9,745	—	9,745	—	9,745
Foreign currency forward contracts	8,734	—	8,734	(1,873)	6,861
	18,479	—	18,479	(1,873)	16,606
Additional netting benefit	—	—	—	(2,436)	(2,436)
	$69,979	$—	$69,979	$(9,434)	$60,545
Liabilities:
Designated as hedging instruments:
Cash flow hedges
Foreign currency forward and option contracts	$1,815	$—	$1,815	$(1,815)	$—
Net investment hedges
Foreign currency forward contracts	3,525	—	3,525	(3,310)	215
	5,340	—	5,340	(5,125)	215
Not designated as hedging instruments:
Embedded derivatives	1,525	—	1,525	—	1,525
Economic hedges of embedded derivatives	866	—	866	—	866
Foreign currency forward contracts	3,228	—	3,228	(1,873)	1,355
	5,619	—	5,619	(1,873)	3,746
Additional netting benefit	—	—	—	(2,436)	(2,436)
	$10,959	$—	$10,959	$(9,434)	$1,525

(1)	As presented in the Company's condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

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
Cash, Cash Equivalents and Investments. The fair value of the Company's investments in money market funds approximates their face value. Such instruments are included in cash equivalents. The Company's money market funds and publicly traded equity securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. The fair value of the Company's other investments approximate their face value and include certificates of deposit. The fair value of these investments is priced based on the quoted market price for similar instruments or nonbinding market prices that are corroborated by observable market data. Such instruments are classified within Level 2 of the fair value hierarchy. The Company determines the fair values of its Level 2 investments by using inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, custody bank, third-party pricing vendors, or other sources. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. The Company is responsible for its condensed consolidated financial statements and underlying estimates.
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
The Company's financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 were as follows (in thousands):

	Fair Value at March 31, 2017	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Cash	$2,005,012	$2,005,012	$—
Money market and deposit accounts	2,915,170	2,915,170	—
Publicly traded equity securities	6,461	6,461	—
Certificates of deposit	17,819	—	17,819
Derivative instruments (1)	41,978	—	41,978
Total	$4,986,440	$4,926,643	$59,797
Liabilities:
Derivative instruments (1)	$5,355	$—	$5,355
Total	$5,355	$—	$5,355

(1)
Includes both foreign currency embedded derivatives and foreign currency forward and option contracts. Amounts are included within other current assets, other assets, others current liabilities and other liabilities in the Company’s accompanying condensed consolidated balance sheet.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 were as follows (in thousands):

	Fair Value at December 31, 2016	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Cash	$345,119	$345,119	$—
Money market and deposit accounts	400,388	400,388	—
Publicly traded equity securities	6,463	6,463	—
Certificates of deposit	9,957	—	9,957
Derivative instruments (1)	69,979	—	69,979
Total	$831,906	$751,970	$79,936
Liabilities:
Derivative instruments (1)	$10,959	$—	$10,959
Total	$10,959	$—	$10,959

(1)
Includes both foreign currency embedded derivatives and foreign currency forward and option contracts. Amounts are included within other current assets, other assets, other current liabilities and other liabilities in the Company's accompanying condensed consolidated balance sheet.

The Company did not have any Level 3 financial assets or financial liabilities as of March 31, 2017 and December 31, 2016.

8.	Leases
Capital Lease and Other Financing Obligations
Hong Kong 5 ("HK5")
In January 2017, the Company entered into an agreement for certain elements of the construction of the Company's fifth data center in Hong Kong ("HK5"). The terms of the construction agreement triggered the Company to be, in substance, the owner of the asset during the construction phase. Additionally, the Company believes that it will likely fail the sales lease back test due to its continued involvement and therefore has accounted for the construction and related agreements as a build to suit arrangement. As of March 31, 2017, the Company recorded a financing liability totaling approximately 516.4 million in Hong Kong dollars, or $66.4 million at the exchange rate in effect as of March 31, 2017.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Maturities of Capital Lease and Other Financing Obligations
The Company's capital lease and other financing obligations are summarized as follows (in thousands):

	Capital Lease Obligations	Other Financing Obligations (1)	Total
2017 (9 months remaining)	$62,824	$63,110	$125,934
2018	83,910	86,813	170,723
2019	84,686	81,333	166,019
2020	84,714	80,524	165,238
2021	84,950	81,871	166,821
Thereafter	836,023	939,125	1,775,148
Total minimum lease payments	1,237,107	1,332,776	2,569,883
Plus amount representing residual property value	—	561,089	561,089
Less amount representing interest	(540,729)	(967,732)	(1,508,461)
Present value of net minimum lease payments	696,378	926,133	1,622,511
Less current portion	(28,031)	(71,171)	(99,202)
Total	$668,347	$854,962	$1,523,309

(1)     Other financing obligations are primarily build-to-suit lease obligations.

9.	Debt Facilities
Mortgage and Loans Payable
As of March 31, 2017 and December 31, 2016, the Company's mortgage and loans payable consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Term loans	$2,502,063	$1,413,582
Mortgage payable and loans payable	44,871	44,382
	2,546,934	1,457,964
Less amount representing debt discount and debt issuance cost	(35,399)	(22,811)
Add the amount representing mortgage premium	1,874	1,862
	2,513,409	1,437,015
Less current portion	(80,799)	(67,928)
Total	$2,432,610	$1,369,087

On December 22, 2016, the Company, as borrower, and certain subsidiaries as guarantors, entered into a third amendment (the "Third Amendment") to the Senior Credit Facility. Pursuant to the Third Amendment, (i) the Company may borrow up to €1,000.0 million in additional term B loan (the "Term B-2 Loan"), (ii) the interest rate margin applicable to the existing Term Loan B (the "Term Loan B-1 Facility") in U.S. Dollars was reduced from 3.25% to 2.50% and the LIBOR floor applicable to such loans was reduced from 0.75% to zero and (iii) the interest rate margin applicable to the loans borrowed under the Term Loan B-1 Facility in Pounds Sterling was reduced from 3.75% to 3.00%, with no change to the existing LIBOR floor of 0.75% applicable to such loans.
On January 6, 2017, the Company borrowed the full amount of the Term B-2 Loan of €1,000.0 million, or approximately $1,059.8 million and recorded debt issuance cost of €13.0 million, or approximately $13.8 million at the exchange rate in effect on January 6, 2017. The Term B-2 Loan will bear interest at an index rate based on EURIBOR plus a margin of 3.25%. No original

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

issue discount is applicable to the Term B-2 Loan. The Term B-2 Loan must be repaid in equal quarterly installments of 0.25% of the original principal amount of the Term B-2 Loan starting in the second quarter of 2017, with the remaining amount outstanding to be repaid in full on the seventh anniversary of the funding date of the Term B-2 Loan. As of March 31, 2017, the Company had a €1,000.0 million outstanding term loan balance, or a total of approximately $1,068.6 million at the exchange rate in effect on March 31, 2017, under the Term B-2 Loan commitment. Debt issuance costs related to the Term B-2 Loan, net of amortization, were €12.5 million or $13.3 million.

Senior Notes
As of March 31, 2017 and December 31, 2016, the Company's senior notes consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
4.875% Senior Notes due 2020	$500,000	$500,000
5.375% Senior Notes due 2022	750,000	750,000
5.375% Senior Notes due 2023	1,000,000	1,000,000
5.750% Senior Notes due 2025	500,000	500,000
5.875% Senior Notes due 2026	1,100,000	1,100,000
5.375% Senior Notes due 2027	1,250,000	—
	5,100,000	3,850,000
Less amount representing debt issuance cost	(54,551)	(39,230)
Total	$5,045,449	$3,810,770
2027 Senior Notes
In March 2017, the Company issued $1,250.0 million aggregate principal amount of 5.375% senior notes due May 15, 2027, which are referred to as the "2027 Senior Notes." Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2017. Debt issuance costs related to the 2027 Senior Notes were $16.9 million.
The 2027 Senior Notes are unsecured and rank equal in right of payment to the Company's existing or future senior indebtedness and senior in right of payment to the Company's existing and future subordinated indebtedness. The senior notes are effectively subordinated to all of the existing and future secured debt, including debt outstanding under any bank facility or secured by any mortgage, to the extent of the assets securing such debt. They are also structurally subordinated to any existing and future indebtedness and other liabilities (including trade payables) of any of the Company's subsidiaries.

The 2027 Senior Notes are governed by a supplemental indenture to the indenture between the Company and U.S. Bank National Association, as trustee, that also governs the Company's 5.875% Senior Notes due 2026, 5.375% Senior Notes due 2022, and 5.750% Senior Notes due 2025. The supplemental indenture contains covenants that limit the Company's ability and the ability of its subsidiaries to, among other things:

•	incur additional debt;

•	pay dividends or make other restricted payments;

•	purchase, redeem or retire capital stock or subordinated debt;

•	make asset sales;

•	enter into transactions with affiliates;

•	incur liens;

•	enter into sale-leaseback transactions;

•	provide subsidiary guarantees;

•	make investments; and

•	merge or consolidate with any other person.

The 2027 Senior Notes also provide for optional redemption. At any time prior to May 15, 2020, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 2027 Senior Notes (calculated giving effect to any issuance of additional notes of such series) outstanding under the 2027 Senior Notes indenture, at a redemption price equal to 105.375% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but not including, the

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

redemption date, with the net cash proceeds of one or more equity offerings, provided that (i) at least 65% of the aggregate principal amount of the 2027 Senior Notes (calculated giving effect to any issuance of additional notes) issued under the 2027 indenture remains outstanding immediately after the occurrence of such redemption and (ii) the redemption must occur within 90 days of the date of the closing of such equity offering.
On or after May 15, 2022, the Company may redeem all or a part of the 2027 Senior Notes, on any one or more occasions, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, to, but not including, the applicable redemption date, if redeemed during the twelve-month period beginning May 15 of the years indicated below:

Redemption Price of the 2027 Notes
2022	102.688%
2023	101.792%
2024	100.896%
2025 and thereafter	100.000%
In addition, at any time prior to May 15, 2022, the Company may also redeem all or a part of the 2027 Senior Notes at a redemption price equal to 100% of the principal amount of 2027 Senior Notes redeemed plus the applicable premium (the "2027 Senior Notes Applicable Premium") as of, and accrued and unpaid interest, if any, to, but not including, the date of the redemption, subject to the rights of the holders of record of 2027 Senior Notes on the relevant record date to receive interest due on the relevant interest payment date. The 2027 Senior Notes Applicable Premium is defined as the greater of:

•	1.0% of the principal amount of the 2027 Senior Notes; and

•
the excess of: (a) the present value at such redemption date of (i) the redemption price of the 2027 Senior Notes at May 15, 2022 (such redemption price as shown in the table above), plus (ii) all required interest payments due on the 2027 Senior Notes through May 15, 2022 (excluding accrued but unpaid interest, if any, to, but not including, the redemption date) computed using a discount rate equal to the treasury rate as of such redemption date plus 50 basis points; over (b) the principal amount of the 2027 Senior Notes, if greater.

As of March 31, 2017, debt issuance costs related to the 2027 Senior Notes, net of amortization, were $16.8 million.

Maturities of Debt Facilities
The following table sets forth maturities of the Company's debt, including mortgage and loans payable, and senior notes, gross of debt issuance costs and debt discounts, as of March 31, 2017 (in thousands):

Years ending:
2017 (9 months remaining)	$60,587
2018	80,859
2019	367,888
2020	542,785
2021	357,532
Thereafter	6,239,157
Total	$7,648,808

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Fair Value of Debt Facilities
The following table sets forth the estimated fair values of the Company's mortgage and loans payable, and senior notes, including current maturities, as of (in thousands):

	March 31, 2017	December 31, 2016
Mortgage and loans payable	$2,561,314	$1,461,954
Senior notes	5,341,782	4,033,985
The fair value of the mortgage and loans payable, which are not publicly traded, was estimated by considering the Company's credit rating, current rates available to the Company for debt of the same remaining maturities and terms of the debt (Level 2). The fair value of the senior notes, which are traded in the public debt market, was based on quoted market prices (Level 1).

Interest Charges
The following table sets forth total interest costs incurred and total interest costs capitalized for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest expense	$111,684	$100,863
Interest capitalized	6,400	2,286
Interest charges incurred	$118,084	$103,149
Total interest paid, net of capitalized interest, during the three months ended March 31, 2017 and 2016 was $109.0 million and $71.8 million, respectively.

10.	Commitments and Contingencies
Purchase Commitments
Primarily as a result of the Company's various IBX expansion projects, as of March 31, 2017, the Company was contractually committed for $415.4 million of unaccrued capital expenditures, primarily for IBX infrastructure equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of March 31, 2017, such as commitments to purchase power in select locations through the remainder of 2017 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2017 and thereafter. Such other miscellaneous purchase commitments totaled $648.6 million as of March 31, 2017.
Contingent Liabilities

The Company estimates exposure on certain liabilities, such as indirect and property taxes, based on the best information available at the time of determination. With respect to real and personal property taxes, the Company records what it can reasonably estimate based on prior payment history, current landlord estimates or estimates based on current or changing fixed asset values in each specific municipality, as applicable. However, there are circumstances beyond the Company’s control whereby the underlying value of the property or basis for which the tax is calculated on the property may change, such as a landlord selling the underlying property of one of the Company’s IBX data center leases or a municipality changing the assessment value in a jurisdiction and, as a result, the Company’s property tax obligations may vary from period to period. Based upon the most current facts and circumstances, the Company makes the necessary property tax accruals for each of its reporting periods. However, revisions in the Company’s estimates of the potential or actual liability could materially impact its financial position, results of operations or cash flows.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company's indirect and property tax filings in various jurisdictions are subject to examination by local tax authorities. The outcome of any examinations cannot be predicted with certainty. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations that would affect the adequacy of its tax accruals for each of the reporting periods. If any issues arising from the tax examinations are resolved in a manner inconsistent with the Company’s expectations, the revision of the estimates of the potential or actual liabilities could materially impact its financial position, results of operations, or cash flows.

11.	Stockholders' Equity
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by components are as follows (in thousands):

	Balance as of December 31, 2016	Net Change	Balance as of March 31, 2017
Foreign currency translation adjustment ("CTA") gain (loss)	$(1,031,129)	$106,938	$(924,191)
Unrealized gain (loss) on cash flow hedges (1)	30,704	(11,727)	18,977
Unrealized gain (loss) on available-for-sale securities (2)	2,110	(265)	1,845
Net investment hedge CTA gain (loss)	49,989	(28,551)	21,438
Net actuarial gain (loss) on defined benefit plans (3)	(816)	11	(805)
Total	$(949,142)	$66,406	$(882,736)

(1)	Refer to Note 6 for a discussion of the amounts reclassified from accumulated other comprehensive income (loss) to net income (loss).

(2)	There weren't any realized gains and losses that were reclassified from accumulated other comprehensive income (loss) to net income (loss) for the three months ended March 31, 2017.

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

Changes in foreign currency exchange rates can have a significant impact to the Company's condensed consolidated balance sheets (as evidenced above in the Company's foreign currency translation gain or loss), as well as its condensed consolidated results of operations, as amounts in foreign currencies generally translate into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. As of March 31, 2017, the U.S. dollar was generally weaker relative to certain of the currencies of the foreign countries in which the Company operates. This overall weakening of the U.S. dollar had an overall favorable impact on the Company's condensed consolidated financial position because the foreign denominations translated into more U.S. dollars as evidenced by an increase in foreign currency translation gain for the three months ended March 31, 2017 as reflected in the above table. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which the Company operates could have a significant impact on its condensed consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.
Common Stock
In March 2017, the Company issued and sold 6,069,444 shares of its common stock in a public offering pursuant to a registration statement and a related prospectus and prospectus supplement, in each case filed with the SEC. The shares issued and sold included the full exercise of the underwriters' option to purchase 791,666 additional shares. The Company received net proceeds of approximately $2,126.3 million, after deducting underwriting discounts and commissions of $57.9 million and estimated offering expenses of $0.8 million.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Dividends
On February 15, 2017, the Company declared a quarterly cash dividend of $2.00 per share, with a record date of February 27, 2017 and a payment date of March 22, 2017. During the three months ended March 31, 2017, the Company paid a total of $148.1 million. In addition, the Company accrued an additional $2.6 million in dividends payable for restricted stock units that have not yet vested.
Stock-Based Compensation
In the first quarter of 2017, the Compensation Committee and the Stock Award Committee of the Company's Board of Directors approved the issuance of an aggregate of 511,508 shares of restricted stock units to certain employees, including executive officers, pursuant to the 2000 Equity Incentive Plan, as part of the Company's annual refresh program. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $367.22 and a weighted-average requisite service period of 3.48 years. The valuation of restricted stock units with only a service condition or a service and performance condition requires no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of the Company's stock price on the date of grant. The Company used revenue and adjusted funds from operations ("AFFO") as the performance measurements in the restricted stock units with both service and performance conditions that were granted in February 2017.
The Company uses a Monte Carlo simulation option-pricing model to determine the fair value of restricted stock units with a service and market condition. There were no significant changes in the assumptions used to determine the fair value of restricted stock units with a service and market condition that were granted in 2017 compared to the prior year.
The following table presents, by operating expense category, the Company's stock-based compensation expense recognized in the Company's condensed consolidated statement of operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenues	$2,911	$2,997
Sales and marketing	10,972	9,771
General and administrative	24,440	21,747
Total	$38,323	$34,515

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

12.	Segment Information
While the Company has a single line of business, which is the design, build-out and operation of IBX data centers, it has determined that it has three reportable segments comprised of its Americas, EMEA and Asia-Pacific geographic regions. The Company's chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on the Company's revenue and adjusted EBITDA performance both on a consolidated basis and based on these three reportable segments. The Company defines adjusted EBITDA as income from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gains on asset sales as presented below (in thousands):

	Three Months Ended March 31,
	2017	2016
Adjusted EBITDA:
Americas	$198,619	$184,460
EMEA	129,554	111,489
Asia-Pacific	99,401	84,701
Total adjusted EBITDA	427,574	380,650
Depreciation, amortization and accretion expense	(219,013)	(202,153)
Stock-based compensation expense	(38,323)	(34,515)
Acquisition costs	(3,025)	(36,536)
Gains on asset sales	—	5,242
Income from operations	$167,213	$112,688

The Company also provides the following additional segment disclosures (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues:
Americas	$436,447	$404,394
EMEA	314,847	267,856
Asia-Pacific	198,231	171,906
Total	$949,525	$844,156
Depreciation and amortization:
Americas	$87,927	$76,259
EMEA	76,168	76,050
Asia-Pacific	52,911	48,225
Total	$217,006	$200,534
Capital expenditures:
Americas	$153,435	$83,499
EMEA	83,584	57,273
Asia-Pacific	40,223	56,928
Total	$277,242	$197,700

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company's long-lived assets are located in the following geographic areas and total assets by segments are as follows (in thousands):

	March 31, 2017	December 31, 2016
Americas	$3,452,704	$3,339,518
EMEA	2,521,418	2,355,943
Asia-Pacific	1,631,707	1,503,749
Total long-lived assets	$7,605,829	$7,199,210

Revenue information on a services basis is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Colocation	$691,522	$618,395
Interconnection	148,060	125,587
Managed infrastructure	54,609	50,310
Other	4,249	2,328
Recurring revenues	898,440	796,620
Non-recurring revenues	51,085	47,536
Total	$949,525	$844,156
No single customer accounted for 10% or greater of the Company's revenues for the three months ended March 31, 2017 and 2016. No single customer accounted for 10% or greater of the Company's gross accounts receivable as of March 31, 2017 and December 31, 2016.

13.	Subsequent Events
On April 26, 2017, the Company declared a quarterly cash dividend of $2.00 per share, which is payable on June 21, 2017 to the Company's common stockholders of record as of the close of business on May 24, 2017.
On May 1, 2017, the Company completed the previously announced acquisition of Verizon's colocation service business consisting of 29 data center buildings, for a cash purchase price of approximately $3.6 billion. The operating results of the Selected Verizon Data Center Business Acquisition will be reported in the Americas region following the date of acquisition. The purchase price allocation for the acquisition is not yet complete. As a result, the fair value of assets acquired and liabilities assumed are still being appraised by a third-party and have not yet been finalized.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in "Liquidity and Capital Resources" below and "Risk Factors" in Item 1A of Part II of this Quarterly Report on Form 10-Q. All forward-looking statements in this document are based on information available to us as of the date of this Report and we assume no obligation to update any such forward-looking statements.
Our management's discussion and analysis of financial condition and results of operations is intended to assist readers in understanding our financial information from our management's perspective and is presented as follows:

•	Overview

•	Results of Operations

•	Non-GAAP Financial Measures

•	Liquidity and Capital Resources

•	Contractual Obligations and Off-Balance-Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements
Overview
In March 2017, as more fully described in Note 11 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we issued and sold 6,069,444 shares of our common stock in a public offering. We received net proceeds of approximately $2.13 billion, after deducting underwriting discounts, commissions and offering expenses.
In March 2017, as more fully described in Note 9 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we issued $1.25 billion aggregate principal amount of 5.375% senior notes due May 15, 2027 (the "2027 Senior Notes") and recorded debt issuance cost of $16.9 million.
In February 2017, as more fully described in Note 3 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we acquired IO UK's data center operating business in Slough, United Kingdom, for a cash payment of approximately $37.4 million (the "IO Acquisition"). The acquired facility will be renamed LD10. The IO Acquisition was accounted for using the acquisition method. The fair value of the assets acquired and liabilities assumed are currently being appraised by a third-party. The valuation and purchase accounting of this acquisition have not yet been finalized as of March 31, 2017.
In January 2017, as more fully described in Note 9 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we borrowed the full amount of the Term B-2 Loan of €1.0 billion or approximately $1.1 billion in U.S. dollars at the exchange rate in effect on January 6, 2017.
In December 2016, as more fully described in Note 3 and Note 13 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we entered into a transaction agreement with Verizon Communications Inc. ("Verizon") to acquire Verizon's colocation services business consisting of 29 data center buildings, located in the United States, Brazil and Colombia, for a cash purchase price of approximately $3.6 billion (the "Selected Verizon Data Center Business Acquisition" or the "Acquisition"). This acquisition closed in May 2017 and we funded this acquisition with proceeds of debt and equity financings in January and March 2017 as discussed above. The fair value of the assets acquired and liabilities assumed are currently being appraised by a third-party. The valuation and purchase accounting of this acquisition have not yet been completed and finalized as of March 31, 2017.

Equinix provides global data center offerings that protect and connect the world's most valued information assets. Global enterprises, financial services companies and content and network service providers rely upon Equinix's leading insight and data centers around the world for the safehousing of their critical IT equipment and the ability to directly connect to the networks that enable today's information-driven economy. The Selected Verizon Data Center Business Acquisition expanded the Company's total global footprint to 179 IBX data centers across 44 markets around the world. Equinix offers the following solutions: (i) premium data center colocation, (ii) interconnection and (iii) exchange and outsourced IT infrastructure services. As of March 31, 2017, we operated or had partner International Business Exchange® ("IBX") data centers in the Atlanta, Boston, Chicago, Dallas, Denver, Los Angeles, Miami, New York, Philadelphia, Rio De Janeiro, Sao Paulo, Seattle, Silicon Valley, Toronto and Washington, D.C. metro areas in the Americas region; Bulgaria, Finland, France, Germany, Ireland, Italy, the Netherlands, Poland, Sweden, Switzerland, Turkey, the United Arab Emirates and the United Kingdom in the Europe, Middle East and Africa ("EMEA") region; and Australia, China, Hong Kong, Indonesia, Japan and Singapore in the Asia-Pacific region.
Our data centers in 44 markets around the world are a global platform, which allows our customers to increase information and application delivery performance while significantly reducing costs. Based on our global platform and the quality of our IBX data centers, we believe we have established a critical mass of customers. As more customers locate in our IBX data centers, it benefits their suppliers and business partners to colocate as well, in order to gain the full economic and performance benefits of our offerings. These partners, in turn, pull in their business partners, creating a "marketplace" for their services. Our global platform enables scalable, reliable and cost-effective colocation, interconnection and traffic exchange that lowers overall cost and increases flexibility. Our focused business model is built on our critical mass of customers and the resulting "marketplace" effect. This global platform, combined with our strong financial position, continues to drive new customer growth and bookings.
Historically, our market has been served by large telecommunications carriers who have bundled telecommunications products and services with their colocation offerings. The data center market landscape has evolved to include cloud computing/utility providers, application hosting providers and systems integrators, managed infrastructure hosting providers and colocation providers. More than 350 companies provide data center solutions in the U.S. alone. Each of these data center solutions providers can bundle various colocation, interconnection and network offerings, and outsourced IT infrastructure services. We are able to offer our customers a global platform that reaches 22 countries with proven operational reliability, improved application performance and network choice, and a highly scalable set of offerings.
Our utilization rate was approximately 79% as of March 31, 2017 and 80% as of March 31, 2016; however, excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our utilization rate, excluding the acquisitions, would have increased to approximately 84% as of March 31, 2017. Our utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.
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

During the three months ended March 31, 2017 and 2016, our largest customer accounted for approximately 3% of our recurring revenues. Our 50 largest customers accounted for approximately 36% of our recurring revenues for the three months ended March 31, 2017 and 2016.
Our non-recurring revenues are primarily comprised of installation services related to a customer's initial deployment and professional services that we perform. These services are considered to be non-recurring because they are billed typically once, upon completion of the installation or the professional services work performed. The majority of these non-recurring revenues are typically billed on the first invoice distributed to the customer in connection with their initial installation. However, revenues from installation services are deferred and recognized ratably over the expected life of the customer installation. Additionally, revenue from contract settlements, when a customer wishes to terminate their contract early, is recognized when no remaining performance obligations exist and collectability is reasonably assured, to the extent that the revenue has not previously been recognized. As a percentage of total revenues, we expect non-recurring revenues to represent less than 10% of total revenues for the foreseeable future.
The largest components of our cost of revenues are depreciation, rental payments related to our leased IBX data centers, utility costs, including electricity and bandwidth, IBX data center employees' salaries and benefits, including stock-based compensation, repairs and maintenance, supplies and equipment and security services. A substantial majority of our cost of revenues is fixed in nature and should not vary significantly from period to period, unless we expand our existing IBX data centers or open or acquire new IBX data centers. However, there are certain costs which are considered more variable in nature, including utilities and supplies that are directly related to growth in our existing and new customer base. We expect the cost of our utilities, specifically electricity, will generally increase in the future on a per-unit or fixed basis in addition to the variable increase related to the growth in consumption by our customers. In addition, the cost of electricity is generally higher in the summer months as compared to other times of the year. To the extent we incur increased utility costs, such increased costs could materially impact our financial condition, results of operations and cash flows. Furthermore, to the extent we incur increased electricity costs as a result of either climate change policies or the physical effects of climate change, such increased costs could materially impact our financial condition, results of operations and cash flows.
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
Taxation as a REIT
We elected to be taxed as a real estate investment trust for federal income tax purposes ("REIT") beginning with our 2015 taxable year. As of March 31, 2017, our REIT structure includes all of our data center operations in the U.S., Canada, and Japan, our historical data center operations in Europe and the majority of the data center operations acquired in the acquisition of Telecity Group plc (the "TelecityGroup Acquisition"). We plan to complete the REIT integration of the remaining TelecityGroup business during the second half of 2017 with an exception of the businesses in Turkey and Bulgaria. Our data center operations in other jurisdictions are operated as taxable REIT subsidiaries ("TRSs").
As a REIT, we generally are permitted to deduct from our U.S. federal taxable income the dividends we pay to our stockholders. The income represented by such dividends payment is not subject to U.S. federal income tax at the entity level but is taxed, if at all, at the stockholder level. Nevertheless, the income of our TRSs which hold our U.S. operations that may not be REIT compliant is subject, as applicable, to federal and state corporate income tax. Likewise, our foreign subsidiaries continue to be subject to foreign income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRSs or through qualified REIT subsidiaries ("QRSs"). We are also subject to a separate corporate income tax on gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as (i) an asset that we held as of the effective date of our REIT election, that is, January 1, 2015, or (ii) an asset that we or a QRS hold following the liquidation or other conversion of a former TRS). This built-in-gains tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset (e.g. January 1, 2015 in the case of REIT assets we held at the time of our REIT conversion), to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset. If we fail to remain qualified for U.S. federal income taxation as a REIT, we will be subject to federal income tax at regular corporate tax rates. Even if we remain qualified for U.S. federal income taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRSs' operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules and some may not follow them at all.
On March 22, 2017 we paid a quarterly cash dividend of $2.00 per share and on April 26, 2017 we declared a quarterly cash dividend of $2.00, payable on June 21, 2017 to stockholders of record on May 24, 2017. We expect the amount of all 2017 quarterly distributions and other applicable distributions to equal or exceed the taxable income to be recognized in 2017.
We continue to monitor our REIT compliance in order to maintain our qualification for U.S. federal income taxation as a REIT. For this and other reasons, as necessary we may convert certain of our data center operations in additional countries into the REIT structure in future periods.

Results of Operations
Our results of operations for the three months ended March 31, 2017 include the results of operations of the Paris IBX data center acquisition (the "Paris IBX Data Center Acquisition") from January 1, 2017 and the IO UK data center operating business from February 3, 2017. Our results of operations for the three months ended March 31, 2016 include the results of operations of TelecityGroup from January 16, 2016.
Discontinued Operations
We present the results of operations associated with the TelecityGroup data centers that were divested in July 2016 as discontinued operations in our condensed consolidated statement of operations for the three months ended March 31, 2016. We did not have any discontinued operations activity during the three months ended March 31, 2017.
Three Months Ended March 31, 2017 and 2016
Revenues. Our revenues for the three months ended March 31, 2017 and 2016 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three Months Ended March 31,				% Change
	2017	%	2016	%	Actual	Constant Currency
Americas:
Recurring revenues	$416,103	44%	$380,156	45%	9%	8%
Non-recurring revenues	20,344	2%	24,238	3%	(16)%	(17)%
	436,447	46%	404,394	48%	8%	6%
EMEA:
Recurring revenues	296,607	31%	253,381	30%	17%	25%
Non-recurring revenues	18,240	2%	14,475	2%	26%	34%
	314,847	33%	267,856	32%	18%	25%
Asia-Pacific:
Recurring revenues	185,730	20%	163,083	19%	14%	13%
Non-recurring revenues	12,501	1%	8,823	1%	42%	40%
	198,231	21%	171,906	20%	15%	15%
Total:
Recurring revenues	898,440	95%	796,620	94%	13%	14%
Non-recurring revenues	51,085	5%	47,536	6%	7%	10%
	$949,525	100%	$844,156	100%	12%	14%
Americas Revenues. Our revenues from the U.S., the largest revenue contributor in the Americas region for the period, represented approximately 91% and 93%, respectively, of the regional revenues during the three months ended March 31, 2017 and 2016. Growth in Americas revenues was primarily due to (i) approximately $6.2 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, New York, Sao Paulo, Silicon Valley and Washington, D.C. metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended March 31, 2017, the U.S. dollar was generally weaker relative to the Canadian dollar and Brazilian real than during the three months ended March 31, 2016, resulting in approximately $6.3 million of favorable foreign currency impact on our Americas revenues during the three months ended March 31, 2017 compared to average exchange rates during the three months ended March 31, 2016. We expect our Americas revenue will continue to grow as a result of the Selected Verizon Data Center Business Acquisition which closed on May 1, 2017.

EMEA Revenues. Revenues for our EMEA region for the three months ended March 31, 2017 included approximately $21.8 million of revenues attributable to the first 15 days of 2017 resulting from the TelecityGroup Acquisition that closed on January 15, 2016, the Paris IBX Data Center Acquisition, which closed in August 2016, and the IO Acquisition, which closed on February 3, 2017. Our revenues from UK, the largest revenue contributor in the EMEA region for the period, represented approximately 29% and 34%, respectively, of the regional revenues during the three months ended March 31, 2017 and 2016. Excluding revenues attributable to the Paris IBX Data Center Acquisition, the IO Acquisition and the first 15 days of 2017 resulting from the TelecityGroup Acquisition, our EMEA revenue growth was primarily due to (i) approximately $21.7 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Dublin, Frankfurt, Helsinki, and London metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended March 31, 2017, the impact of foreign currency fluctuations resulted in approximately $21.3 million of net unfavorable foreign currency impact to our EMEA revenues primarily due to a generally stronger U.S. dollar relative to the British pound during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.
Asia-Pacific Revenues. Our revenues from Japan, the largest revenue contributor in the Asia-Pacific region for the period, represented approximately 34% of the regional revenues during both the three months ended March 31, 2017 and 2016. Our Asia-Pacific revenue growth was primarily due to (i) approximately $14.8 million of revenue generated from our recently-opened IBX data center expansions in the Hong Kong, Melbourne, Shanghai, Osaka, Sydney and Tokyo metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. The impact of foreign currency fluctuations on our Asia-Pacific revenues from continuing operations for the three months ended March 31, 2017 was not significant when compared to average exchange rates of the three months ended March 31, 2016.
Cost of Revenues. Our cost of revenues for the three months ended March 31, 2017 and 2016 were split among the following geographic regions (dollars in thousands):

	Three Months Ended March 31,				% Change
	2017	%	2016	%	Actual	Constant Currency
Americas	$179,047	38%	$170,126	40%	5%	3%
EMEA	173,160	37%	151,762	35%	14%	22%
Asia-Pacific	116,754	25%	105,792	25%	10%	10%
Total	$468,961	100%	$427,680	100%	10%	11%

	Three Months Ended March 31,
	2017	2016
Cost of revenues as a percentage of revenues:
Americas	41%	42%
EMEA	55%	57%
Asia-Pacific	59%	62%
Total	49%	51%
Americas Cost of Revenues. Our Americas cost of revenues for the three months ended March 31, 2017 and 2016 included $63.7 million and $58.8 million, respectively, of depreciation expense. The growth in depreciation expense was primarily due to our IBX data center expansion activity. In addition to the increase in depreciation expense, the increase in our Americas cost of revenues for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to $2.6 million of higher compensation costs, including general salaries, bonuses and stock-based compensation. During the three months ended March 31, 2017, the impact of foreign currency fluctuations resulted in approximately $4.3 million of net unfavorable foreign currency impact to our Americas cost of revenues primarily due to a generally weaker U.S. dollar relative to the Brazilian real and Canadian dollar during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. We expect Americas cost of revenues to increase as we continue to grow our business, including results from the newly acquired business from our Selected Verizon Data Center Business Acquisition that closed on May 1, 2017.
EMEA Cost of Revenues. Cost of revenues for our EMEA region for the three months ended March 31, 2017 included approximately $15.6 million of costs of revenues attributable to the Paris IBX Data Center Acquisition, the IO Acquisition and the first 15 days of 2017 operating results from the TelecityGroup Acquisition. Excluding the impacts from these acquisitions, the increase in our EMEA cost of revenues was primarily due to (i) $1.9 million of higher utilities, rent, consulting, and repairs and maintenance costs in support of our business growth and (ii) $10.8 million of higher other costs of sales, including $7.1 million for third party and managed services and $3.7 million related to the impact from cash flow hedges, partially offset by $5.2 million of lower depreciation expense. During the three months ended March 31, 2017, the impact of foreign currency fluctuations to our EMEA cost of revenues resulted in approximately $11.8 million of net favorable foreign currency impact to our EMEA cost of revenues primarily due to a generally stronger U.S. dollar relative to the British pound during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. We expect EMEA cost of revenues to increase as we continue to grow our business.
Asia-Pacific Cost of Revenues. Our Asia-Pacific cost of revenues for the three months ended March 31, 2017 and 2016 included $47.0 million and $43.9 million, respectively, of depreciation expense. The growth in depreciation expense was primarily due to our IBX data center expansion activity. In addition to the increase in depreciation expense, the increase in our Asia-Pacific cost of revenues for the three months ended March 31, 2017 compared to three months ended March 31, 2016, was primarily due to $6.8 million of higher rent, facility costs, consulting and other costs in support of our business growth. For the three months ended March 31, 2017, the impact of foreign currency fluctuations on our Asia-Pacific cost of revenues was not significant when compared to average exchange rates of the three months ended March 31, 2016. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.
Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended March 31, 2017 and 2016 were split among the following geographic regions (dollars in thousands):

	Three Months Ended March 31,				% Change
	2017	%	2016	%	Actual	Constant Currency
Americas	$66,649	52%	$57,753	54%	15%	14%
EMEA	41,671	32%	31,851	30%	31%	42%
Asia-Pacific	20,607	16%	16,986	16%	21%	21%
Total	$128,927	100%	$106,590	100%	21%	24%

	Three Months Ended March 31,
	2017	2016
Sales and marketing expenses as a percentage of revenues:
Americas	15%	14%
EMEA	13%	12%
Asia-Pacific	10%	10%
Total	14%	13%
Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses for the three months ended March 31, 2017 was primarily due to $7.0 million of higher compensation costs, including sales compensation, general salaries, bonuses and stock-based compensation and headcount growth (598 Americas sales and marketing employees as of March 31, 2017 versus 506 as of March 31, 2016). For the three months ended March 31, 2017, the impact of foreign currency fluctuations to our Americas sales and marketing expenses was not significant when compared to average exchange rates of the three months ended March 31, 2016. Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts. We anticipate that we will continue to invest in Americas sales and marketing initiatives. We expect our Americas sales and marketing expenses to continue to increase as we continue to grow our business, including impacts from our Selected Verizon Data Center Business Acquisition.
EMEA Sales and Marketing Expenses. The increase in sales and marketing expenses for our EMEA region for the three months ended March 31, 2017 was primarily due to (i) $4.8 million of higher bad debt expense and (ii) $2.8 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (362 EMEA sales and marketing employees as of March 31, 2017 versus 315 as of March 31, 2016). For the three months ended March 31, 2017, the impact of foreign currency fluctuations resulted in approximately $3.6 million of net favorable foreign currency impact to our EMEA sales and marketing expenses primarily due to a generally stronger U.S. dollar relative to the British pound during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts. We expect our EMEA sales and marketing expenses to increase as we continue to grow our business.
Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses for the three months ended March 31, 2017 was primarily due to $1.7 million of higher compensation costs, including sales compensation, general salaries, bonuses and stock-based compensation and headcount growth (284 Asia-Pacific sales and marketing employees as of March 31, 2017 versus 259 as of March 31, 2016) during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. For the three months ended March 31, 2017, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the three months ended March 31, 2016. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts. We expect our Asia-Pacific sales and marketing expenses to increase as we continue to grow our business.
General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2017 and 2016 were split among the following geographic regions (dollars in thousands):

	Three Months Ended March 31,				% Change
	2017	%	2016	%	Actual	Constant Currency
Americas	$108,334	60%	$93,104	56%	16%	16%
EMEA	53,317	29%	55,477	33%	(4)%	6%
Asia-Pacific	19,748	11%	17,323	11%	14%	14%
Total	$181,399	100%	$165,904	100%	9%	12%

	Three Months Ended March 31,
	2017	2016
General and administrative expenses as a percentage of revenues:
Americas	25%	23%
EMEA	17%	21%
Asia-Pacific	10%	10%
Total	19%	20%
Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $6.3 million of higher compensation costs, including general salaries, bonuses, stock-based compensation, and headcount growth (962 Americas general and administrative employees as of March 31, 2017 versus 826 as of March 31, 2016) and (ii) $6.5 million of higher depreciation expense associated with the implementation of certain systems to improve our quote to order and billing processes and continued improvement of other back office systems. During the three months ended March 31, 2017, the impact of foreign currency fluctuations to our Americas general and administrative expenses was not significant when compared to average exchange rates for the three months ended March 31, 2016. Going forward, although we are carefully monitoring our spending, we expect Americas general and administrative expenses to increase as we continue to further support our operations, including additional investments in our back office systems and maintaining our REIT qualification, and impacts from the Selected Verizon Data Center Business Acquisition.
EMEA General and Administrative Expenses. The decrease in our EMEA general and administrative expenses was primarily due to $8.8 million of lower compensation expenses, which was attributed to the integration of TelecityGroup during the three months ended during March 31, 2016, partially offset by $2.9 million of higher consulting services to support the integration of TelecityGroup and $3.4 million of higher general salaries and benefits resulting from the headcount growth (733 EMEA general and administrative employees as of March 31, 2017 versus 682 as of March 31, 2016). For the three months ended March 31, 2017, the impact of foreign currency fluctuations resulted in approximately $5.4 million of net favorable foreign currency impact to our EMEA general and administrative expenses primarily due to a generally stronger U.S. dollar relative to the British pound during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Over the last several years, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to further support our operations, as well as ongoing integration of TelecityGroup.

Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The impact of foreign currency fluctuations to our Asia-Pacific general and administrative expenses for the three months ended March 31, 2017 was not significant when compared to average exchange rates of the three months ended March 31, 2016. Going forward, although we are carefully monitoring our spending, we expect Asia-Pacific general and administrative expenses to increase as we continue to further support our operations.
Acquisition Costs. During the three months ended March 31, 2017, we recorded acquisition costs totaling $3.0 million primarily in the EMEA and Americas regions. During the three months ended March 31, 2016, we recorded acquisition costs totaling $36.5 million primarily in the EMEA region. We expect our acquisition costs to increase for the remainder of this year as a result of our Selected Verizon Data Center Business Acquisition, which closed on May 1, 2017.
Gain on Asset Sales. During the three months ended March 31, 2016, we recorded a gain on asset sales of $5.2 million primarily in the Americas region. We did not have any asset sales during the three months ended March 31, 2017.
Income from Continuing Operations. Our income from continuing operations for the three months ended March 31, 2017 and 2016 was split among the following geographic regions (dollars in thousands):

	Three Months Ended March 31,				% Change
	2017	%	2016	%	Actual	Constant Currency
Americas	$81,110	48%	$88,539	79%	(8)%	(9)%
EMEA	44,981	27%	(7,419)	(7)%	706%	712%
Asia-Pacific	41,122	25%	31,568	28%	30%	30%
Total	$167,213	100%	$112,688	100%	48%	48%
Americas Income from Continuing Operations. The decrease in our Americas income from continuing operations was due to higher sales and marketing and general and administrative expenses as a percentage of revenues primarily attributable to higher compensation and other headcount related expenses to support our growth. The impact of foreign currency fluctuations on our Americas income from continuing operations for the three months ended March 31, 2017 was not significant when compared to average exchange rates of the three months ended March 31, 2016.
EMEA Income (loss) from Continuing Operations. The increase in our EMEA income from continuing operations was primarily due to higher revenues as a result of our IBX data center expansion activity and acquisitions, as described above, as well as lower acquisition costs incurred for the three months ended March 31, 2017. We incurred $36.2 million of acquisition costs, which was primarily related to our acquisition of TelecityGroup, during the three months ended March 31, 2016, while no significant acquisition costs incurred for the three months ended March 31, 2017. The impact of foreign currency fluctuations on our EMEA income from continuing operations for the three months ended March 31, 2017 was not significant when compared to average exchange rates of the three months ended March 31, 2016.
Asia-Pacific Income from Continuing Operations. The increase in our Asia-Pacific income from continuing operations was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above and lower cost of revenues as a percentage of revenues. The impact of foreign currency fluctuations on our Asia-Pacific income from continuing operations for the three months ended March 31, 2017 was not significant when compared to average exchange rates of the three months ended March 31, 2016.
Interest Income. Interest income was $3.1 million and $0.9 million, respectively, for the three months ended March 31, 2017 and 2016. The average annualized yield for the three months ended March 31, 2017 was 0.43% versus 0.26% for the three months ended March 31, 2016. We expect our interest income to remain at these low levels for the foreseeable future due to lower invested balances and a portfolio more weighted towards short-term U.S. government securities.
Interest Expense. Interest expense increased to $111.7 million for the three months ended March 31, 2017 from $100.9 million for the three months ended March 31, 2016. The increase in interest expense was primarily due to the Term B-2 Loan borrowings of €1.0 billion, or approximately $1.1 billion at the exchange rate in effect at the time of borrowing in January 2017. Additionally, the increase was also attributable to our issuance of $1.25 billion of 2027 Senior Notes in March 2017, as well as additional financings such as various capital lease and other financing obligations to support our expansion projects. During the three months ended March 31, 2017 and 2016, we capitalized $6.4 million and $2.3 million, respectively, of interest expense to construction in progress. We expect to incur higher interest expense going forward in connection with higher indebtedness that we incurred during the first quarter of 2017.

Other Income (Expense). We recorded net income of $0.3 million for the three months ended March 31, 2017 and net expense of $60.7 million for the three months ended March 31, 2016, which was primarily due to $63.5 million in foreign currency losses as a result of the TelecityGroup Acquisition.
Income Taxes. Effective January 1, 2015, we have operated as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income taxes on our taxable income distributed to our stockholders. We intend to distribute and have distributed the entire taxable income generated by the operations of our REIT and its QRSs for the tax years ended December 31, 2017 and December 31, 2016, respectively. As such, no provision for U.S. income taxes for the REIT and its QRSs has been included in the accompanying condensed consolidated financial statements for the three months ended March 31, 2017 and 2016.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as a QRS or TRS have been accrued, as necessary, for the three months ended March 31, 2017 and 2016.
For the three months ended March 31, 2017 and 2016, we recorded $13.4 million of income tax expense and $10.6 million of income tax benefit, respectively. Our effective tax rates were 24.2% and 22.2%, respectively, for the three months ended March 31, 2017 and 2016.
Income from Discontinued Operations. Our net income from discontinued operations was $6.2 million for the three months ended March 31, 2016. We did not have discontinued operations during the three months ended March 31, 2017.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gain on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to income or loss from operations. Our adjusted EBITDA for the three months ended March 31, 2017 and 2016 was split among the following geographic regions (dollars in thousands):

	Three Months Ended March 31,				% Change
	2017	%	2016	%	Actual	Constant Currency
Americas	$198,619	47%	$184,460	49%	8%	6%
EMEA	129,554	30%	111,489	29%	16%	23%
Asia-Pacific	99,401	23%	84,701	22%	17%	17%
Total	$427,574	100%	$380,650	100%	12%	14%
Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. During the three months ended March 31, 2017, currency fluctuations resulted in approximately $2.4 million of net favorable foreign currency impact on our Americas adjusted EBITDA primarily due to the generally weaker U.S. dollar relative to the Brazilian real and Canadian dollar during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.
EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as result of our IBX data center expansion activity and acquisitions, as described above, and lower integration costs relating to the TelecityGroup Acquisition in the current year compared to the same period in the prior year. During the three months ended March 31, 2017, currency fluctuations resulted in approximately $7.8 million of net unfavorable foreign currency impact to our EMEA adjusted EBITDA primarily due to a generally stronger U.S. dollar relative to the British pound during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.
Asia-Pacific Adjusted EBITDA. The increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as result of our IBX data center expansion activity and organic growth as described above. The impact of foreign currency fluctuations to our Asia-Pacific EBITDA for the three months ended March 31, 2017 was not significant when compared to average exchange rates of the three months ended March 31, 2016.

Non-GAAP Financial Measures
We provide all information required in accordance with generally accepted accounting principles in the United States of America ("GAAP"), but we believe that evaluating our ongoing operating results may be difficult if limited to reviewing only GAAP financial measures. Accordingly, we use non-GAAP financial measures to evaluate our operations.
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
Our primary non-GAAP financial measures, adjusted EBITDA and adjusted funds from operations ("AFFO"), exclude depreciation expense as these charges primarily relate to the initial construction costs of our IBX data centers and do not reflect our current or future cash spending levels to support our business. Our IBX data centers are long-lived assets and have an economic life greater than 10 years. The construction costs of an IBX data center do not recur with respect to such data center, although we may incur initial construction costs in future periods with respect to additional IBX data centers, and future capital expenditures remain minor relative to our initial investment. This is a trend we expect to continue. In addition, depreciation is also based on the estimated useful lives of our IBX data centers. These estimates could vary from actual performance of the asset, are based on historical costs incurred to build out our IBX data centers and are not indicative of current or expected future capital expenditures. Therefore, we exclude depreciation from our operating results when evaluating our operations.
In addition, in presenting adjusted EBITDA and AFFO, we exclude amortization expense related to acquired intangible assets. Amortization expense is significantly affected by the timing and magnitude of our acquisitions and these charges may vary in amount from period to period. We exclude amortization expense to facilitate a more meaningful evaluation of our current operating performance and comparisons to our prior periods. We exclude accretion expense, both as it relates to asset retirement obligations as well as accrued restructuring charge liabilities, as these expenses represent costs which we believe are not meaningful in evaluating our current operations. We exclude stock-based compensation expense, as it can vary significantly from period to period based on share price, and the timing, size and nature of equity awards. As such, we, and many investors and analysts, exclude this stock-based compensation expense to compare our operating results with those of other companies. We also exclude restructuring charges. The restructuring charges relate to our decisions to exit leases for excess space adjacent to several of our IBX data centers, which we did not intend to build out, or our decision to reverse such restructuring charges. We also exclude impairment charges related to certain long-lived assets. The impairment charges are related to expense recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets are not recoverable. We also exclude gains on asset sales as it represents profit that is not meaningful in evaluating our current or future operating performance. Finally, we exclude acquisition costs from AFFO and adjusted EBITDA to allow more comparable comparisons of our financial results to our historical operations. The acquisition costs relate to costs we incur in connection with business combinations. Such charges generally are not relevant to assessing long-term performance of the Company. In addition, the frequency and amount of such charges vary significantly based on the size and timing of the acquisitions. Management believes items such as restructuring charges, impairment charges, gain on asset sales and acquisition costs are non-core transactions; however, these types of costs may occur in future periods.

Adjusted EBITDA
We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gains on asset sales as presented below (in thousands):

	Three Months Ended March 31,
	2017	2016
Income from operations	$167,213	$112,688
Depreciation, amortization, and accretion expense	219,013	202,153
Stock-based compensation expense	38,323	34,515
Acquisition costs	3,025	36,536
Gains on asset sales	—	(5,242)
Adjusted EBITDA	$427,574	$380,650
Our adjusted EBITDA results have improved each year and in each region in total dollars due to the improved operating results discussed earlier in "Results of Operations", as well as the nature of our business model consisting of a recurring revenue stream and a cost structure which has a large base that is fixed in nature also discussed earlier in "Overview."
Funds from Operations ("FFO") and AFFO
We use FFO and AFFO, which are non-GAAP financial measures commonly used in the REIT industry. FFO is calculated in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO represents net income (loss), excluding gain (loss) from the disposition of real estate assets, depreciation and amortization on real estate assets and adjustments for unconsolidated joint ventures' and non-controlling interests' share of these items.
We use AFFO to evaluate our performance on a consolidated basis and as a metric in the determination of employees' annual bonuses beginning in 2015 and vesting of restricted stock units that were granted beginning in 2015 and that have both service and performance conditions. In presenting AFFO, we exclude certain items that we believe are not good indicators of our current or future operating performance. AFFO represents FFO excluding depreciation and amortization expense on non-real estate assets, accretion, stock-based compensation, restructuring charges, impairment charges, acquisition costs, an installation revenue adjustment, a straight-line rent expense adjustment, amortization of deferred financing costs, gain (loss) on debt extinguishment, an income tax expense adjustment, recurring capital expenditures and adjustments for unconsolidated joint ventures' and non-controlling interests' share of these items, gain on asset sales and net income (loss) from discontinued operations, net of tax. The adjustments for both installation revenue and straight-line rent expense are intended to isolate the cash activity included within the straight-lined or amortized results in the consolidated statement of operations. We exclude the amortization of deferred financing costs as these expenses relate to the initial costs incurred in connection with debt financings that have no current or future cash obligations. We exclude gain (loss) on debt extinguishment since it generally represents the write-off of initial costs incurred in connection with debt financings or a cost that is incurred to reduce future interest costs and is not a good indicator of our current or future operating performance. We include an income tax expense adjustment, which represents the non-cash tax impact due to changes in valuation allowances, uncertain tax positions and deferred taxes that do not relate to current period's operations. We deduct recurring capital expenditures, which represent expenditures to extend the useful life of its IBX centers or other assets that are required to support current revenues. We also exclude net income (loss) from discontinued operations, net of tax, which represents results that may not recur and are not a good indicator of our current future operating performance.

Our FFO and AFFO for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$42,062	$(31,111)
Adjustments:
Real estate depreciation and amortization	159,414	150,995
Gain on disposition of real estate property	(638)	(4,037)
Adjustments for FFO from unconsolidated joint ventures	28	28
NAREIT FFO attributable to common shareholders	$200,866	$115,875

	Three Months Ended March 31,
	2017	2016
NAREIT FFO attributable to common shareholders	$200,866	$115,875
Adjustments:
Installation revenue adjustment	4,675	3,354
Straight-line rent expense adjustment	2,409	1,133
Amortization of deferred financing costs	11,580	5,508
Stock-based compensation expense	38,323	34,515
Non-real estate depreciation expense	28,575	21,387
Amortization expense	29,017	28,152
Accretion expense	2,007	1,619
Recurring capital expenditures	(22,672)	(31,815)
Loss on debt extinguishment	3,503	—
Acquisition costs	3,025	36,536
Income tax expense adjustment	2,809	(190)
Adjustments for AFFO from unconsolidated joint ventures	(7)	(12)
Net income from discontinued operations, net of tax	—	(6,216)
Adjusted Funds from Operations (AFFO)	$304,110	$209,846
Our AFFO results have improved due to the improved operating results discussed earlier in "Results of Operations," as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in "Overview."
Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies such as the Euro, British pound, Japanese yen, Singapore dollar, Australian dollar and Brazilian real. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the three months ended March 31, 2016 are used as exchange rates for the three months ended March 31, 2017 when comparing the three months ended March 31, 2017 with the three months ended March 31, 2016).

Liquidity and Capital Resources
As of March 31, 2017, our total indebtedness was comprised of debt and financing obligations totaling $9,271.3 million consisting of (a) $5,100.0 million of principal from our senior notes, (b) approximately $1,622.5 million from our capital lease and other financing obligations, and (c) $2,548.8 million of principal from our mortgage and loans payable (gross of debt issuance cost, debt discount, and debt premium).
We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, payment of expenses related to our REIT integration activities, payment of regular dividends and completion of our publicly-announced expansion projects. As of March 31, 2017, we had $4.9 billion of cash, cash equivalents and short-term and long-term investments, of which approximately $4.5 billion was held in the U.S. We believe that our current expansion activities in the U.S. can be funded with our U.S.-based cash and cash equivalents and investments. Besides our cash and investment portfolio, we have additional liquidity available to us from the $1.5 billion revolving credit facility. On December 6, 2016, we entered into a transaction agreement with Verizon to acquire Verizon's colocation services business located in United States, Brazil and Colombia for a cash purchase price of approximately $3.6 billion. During the three months ended March 31, 2017, we borrowed the full amount of our €1.0 billion Term B-2 Loan (see Note 9 of Notes to Condensed Consolidated Financial Statements), issued $1.25 billion of 5.375% senior notes due 2027 (see Note 9 of Notes to Condensed Consolidated Financial Statements) and sold 6,069,444 shares of common stock in a public offering for net proceeds of $2.1 billion (see Note 11 of Notes to Condensed Consolidated Financial Statements). The Acquisition closed on May 1, 2017 and was funded with borrowing of our €1.0 billion Term B-2 Loan and 2027 Senior Notes and proceeds from the issuance of our common stock during the quarter.
As of March 31, 2017, we had 30 irrevocable letters of credit totaling $50.6 million issued and outstanding under the U.S. revolving credit line; as a result, we had a total of approximately $1.4 billion of additional liquidity available to us under the revolving credit facility. Besides any further financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base, and have continued to experience relatively strong collections, if the current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity. Additionally, we may pursue additional expansion opportunities, primarily the build out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions. We are also now operating as a REIT and paying regular, recurring cash dividends. While we expect to fund these plans with our existing resources, additional financing, either debt or equity, may be required and if current market conditions were to deteriorate, we may be unable to secure additional financing or any such additional financing may only be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.
Sources and Uses of Cash

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Net cash provided by operating activities	$247,371	$104,834
Net cash used in investing activities	(314,359)	(1,789,190)
Net cash provided by (used in) financing activities	4,225,246	(376,932)
Operating Activities. The increase in net cash provided by operating activities was primarily due to improved operating results and favorable working capital activities. We expect we will continue to generate cash from our operating activities during the remainder of 2017 and beyond.
Investing Activities. The net cash used in investing activities for the three months ended March 31, 2017 was primarily due to capital expenditures of $277.2 million as a result of our expansion activity, purchases of real estate of $41.7 million and acquisitions of $36.0 million, net of cash acquired, partially offset by proceeds from asset sales of $47.8 million. The net cash used in investing activities for the three months ended March 31, 2016 was primarily due to $1.6 billion, net of cash and restricted cash acquired for the TelecityGroup Acquisition and remaining amounts due for Bit-isle shares and capital expenditures of $197.7 million. On May 1, 2017, we completed the Selected Verizon Data Center Business Acquisition for a cash purchase price of approximately $3.6 billion, which will result in an increase of net cash used in investing activities during the next quarter.

Financing Activities. The net cash provided by financing activates for the three months ended March 31, 2017 was primarily related to funding the Acquisition; we borrowed the full amount of our €1.0 billion Term B-2 Loan, or approximately $1.1 billion at the exchange rate in effect on January 6, 2017, issued $1.25 billion of 5.375% senior notes due 2027 and sold 6,069,444 shares of common stock in a public offering for net proceeds of $2.1 billion. Other financing activities included dividend distributions of $148.1 million, debt issuance costs of $40.7 million, repayments of capital lease and other financing obligations of $16.6 million and repayments of mortgage and loans payable of $21.5 million, and partially offset by proceeds from employee awards of $20.1 million. The net cash used in financing activates for the three months ended March 31, 2016 was primarily due to repayments of loans of $936.4 million relating to loans assumed from TelecityGroup acquisition, our revolving credit facility and our term loan facility; dividend distributions of $124.8 million and repayments of $33.2 million of capital lease and other financing obligations and , partially offset by borrowings of $701.3 million under our multicurrency Term B loan facility and other borrowings and by proceeds from employee equity awards of $16.3 million.
Contractual Obligations and Off-Balance-Sheet Arrangements
We lease a majority of our IBX data centers and certain equipment under non-cancellable lease agreements expiring through 2065. The following represents our debt maturities, financings, leases and other contractual commitments as of March 31, 2017 (in thousands):

	2017 (9 months)	2018	2019	2020	2021	Thereafter	Total
Term loans (1)	$58,261	$77,681	$364,619	$39,423	$354,073	$1,608,006	2,502,063
Senior notes (1)	—	—	—	500,000	—	4,600,000	5,100,000
Interest (2)	247,500	356,544	354,683	331,242	316,988	952,882	2,559,839
Capital lease and other financing obligations (3)	125,934	170,723	166,019	165,238	166,821	1,775,148	2,569,883
Operating leases (4)	110,640	151,755	143,603	132,619	124,283	1,053,218	1,716,118
Other contractual commitments (5)	796,295	91,988	50,066	13,237	10,552	101,828	1,063,966
Asset retirement obligations (6)	10,532	5,564	13,600	4,426	3,664	73,051	110,837
	$1,349,162	$854,255	$1,092,590	$1,186,185	$976,381	$10,164,133	$15,622,706

(1)	Represents principal only.

(2)	Represents interest on mortgage payable, loans payable, senior notes and term loans based on their approximate interest rates as of March 31, 2017.

(3)	Represents principal and interest.

(4)	Represents minimum operating lease payments, excluding potential lease renewals.

(5)	Represents off-balance sheet arrangements. Other contractual commitments are described below.

(6)	Represents liability, net of future accretion expense.
There are no other material changes in our commitments under mortgage and loans payable as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
In connection with certain of our leases and other contracts requiring deposits, we entered into 30 irrevocable letters of credit totaling $50.6 million under the senior revolving credit line. These letters of credit were provided in lieu of cash deposits under the senior revolving credit line. If the landlords for these IBX leases decide to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the senior revolving credit line. These contingent commitments are not reflected in the table above.
We had accrued liabilities related to uncertain tax positions totaling approximately $56.6 million as of March 31, 2017. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.
Primarily as a result of our various IBX data center expansion projects, as of March 31, 2017, we were contractually committed for $415.4 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2017 and thereafter, is reflected in the table above as "other contractual commitments."

We had other non-capital purchase commitments in place as of March 31, 2017, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2017 and beyond. Such other purchase commitments as of March 31, 2017, which total $648.6 million, are also reflected in the table above as "other contractual commitments."
In addition, although we are not contractually obligated to do so, we expect to incur additional capital expenditures of approximately $745.2 million to $845.2 million, in addition to the $1,064.0 million in contractual commitments discussed above as of March 31, 2017, in our various IBX data center expansion projects during 2017 and thereafter in order to complete the work needed to open these IBX data centers. These non-contractual capital expenditures are not reflected in the table above. If we so choose, whether due to economic factors or other considerations, we could delay these non-contractual capital expenditure commitments to preserve liquidity.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with GAAP. Management bases its assumptions, estimates and judgments on historical experience, current trends and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, because future events and their effects cannot be determined with certainty, actual results may differ from these assumptions and estimates, and such differences could be material. Critical accounting policies for Equinix that affect our more significant judgment and estimates used in the preparation of our condensed consolidated financial statements include accounting for income taxes, accounting for business combinations, accounting for impairment of goodwill and accounting for property, plant and equipment, which are discussed in more detail under the caption "Critical Accounting Policies and Estimates" in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2016.
We elected to be taxed as REIT for U.S. federal income tax purposes beginning with our 2015 taxable year. As of March 31, 2017, our REIT structure includes all of our data center operations in the U.S., Canada, and Japan, our historical data center operations in Europe and the majority of the data center operations acquired in the TelecityGroup Acquisition. We plan to complete the REIT integration of the remaining TelecityGroup business during the second half of 2017 with an exception of the businesses in Turkey and Bulgaria. Our data center operations in other jurisdictions are operated as TRSs.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. U.S. income taxes for the TRS entities located in the country and foreign income taxes for our foreign operations were accrued, as necessary, for the three months ended March 31, 2017.
Recent Accounting Pronouncements
See Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk
While there have been no significant changes in our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the three months ended March 31, 2017 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2016, the U.S. dollar weakened relative to certain of the currencies of the foreign countries in which we operate during the three months ended March 31, 2017. This has significantly impacted our condensed consolidated financial position and results of operations during this period, including the amount of revenue that we reported. Continued strengthening or weakening of the U.S. dollar will continue to have a significant impact to us in future periods.

With the existing cash flow hedges in place, a hypothetical additional 10% strengthening of the U.S. dollar for the three months ended March 31, 2017 would have resulted in a reduction of our revenues and operating expenses for the quarter by approximately $28.8 million and $34.4 million, respectively.
Interest Rate Risk
An immediate 10% increase or decrease in current interest rates from their position as of March 31, 2017 would not have a material impact on our debt obligations due to the fixed nature of the majority of our debt obligations. However, the interest expense associated with our senior credit facility and term loans, which bear interest at variable rates, could be affected. For every 100 basis point change in interest rates, our annual interest expense could increase by a total of approximately $19.1 million or decrease by a total of approximately $3.0 million based on the total balance of our primary borrowings under the Term A loan facility, Term B-1 and B-2 loans, and the Japanese Yen term loan as of March 31, 2017. As of March 31, 2017, we had not employed any interest rate derivative products against our debt obligations. However, we may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), of the effectiveness of our "disclosure controls and procedures" as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
(b) Changes in Internal Control over Financial Reporting. We completed the acquisition of TelecityGroup in the first quarter of 2016. We are evaluating changes to processes and other components of internal controls over financial reporting of TelecityGroup as part of the ongoing integration activities. There have not been any other changes in our internal control reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business and us:
Risks Related to the Integration of the Verizon Assets.
The anticipated benefits of the Selected Verizon Data Center Business Acquisition may not be realized fully and may take longer to realize than expected and there will be numerous challenges associated with integration.
On May 1, 2017, we acquired Verizon's colocation services business (the "Business"), for a cash purchase price of approximately $3.6 billion (the "Acquisition" or the "Selected Verizon Data Center Business Acquisition"). The success of the Acquisition will depend, in part, on our ability to successfully integrate the Verizon assets into our business, and realize the anticipated benefits, including synergies and cost savings, from the Acquisition. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected and the value of our common stock may be adversely affected.
We will incur significant transaction-related costs in connection with the integration process. We may encounter material challenges in connection with this integration process, including from, without limitation:

•
retaining relationships with key customers, landlords and suppliers of the acquired business, some of which may terminate their contracts with the acquired business as a result of the Acquisition or which may attempt to negotiate changes in their current or future business relationships with us;

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

•	the diversion of management's attention from ongoing business concerns and performance shortfalls at Equinix as a result of the devotion of management's attention to the Acquisition;

•	managing a larger company;

•	integrating two unique corporate cultures;

•
retaining key employees, who may experience uncertainty associated with the Acquisition and who may depart after the Acquisition because of issues relating to the uncertainty and difficulty of the integration or a desire not to remain with us following the Acquisition; and

•	unforeseen expenses or delays associated with the Acquisition.
Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact our business, financial condition and results of operations.
We expect to incur significant integration costs in connection with the Selected Verizon Data Center Business Acquisition
We expect to incur significant costs in connection with integrating the Verizon assets into Equinix. However, the actual costs incurred may exceed those estimated and there may be further unanticipated costs and the assumption of known and unknown liabilities. While we have assumed that we will incur integration expenses, there are factors beyond our control that could affect the total amount or the timing of such expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. In addition, Verizon has contributed specified assets and liabilities of the acquired business to newly formed entities, and we have acquired the equity interests of such entities. However, the contributed assets may not be sufficient to operate all aspects of the acquired business. Accordingly, we may have to use assets or resources from our existing business or acquire additional assets in order to operate the acquired business.
As a result, the integration expenses associated with the Acquisition could, particularly in the near term, exceed the cost savings that we expect to achieve from the streamlining of operations from the Acquisition.
Our business, financial condition and results of operations may be adversely affected by the Selected Verizon Data Center Business Acquisition if we are not able to obtain requisite consents or enter into certain agreements.
Pursuant to the transaction agreement, Verizon has agreed to use its commercially reasonable efforts until 12 months following the consummation of the Acquisition to obtain any consents from customers, landlords, and other third parties that may be necessary in connection with the Acquisition, or to amend its agreements with such third parties so that we will be entitled to the rights and benefits currently enjoyed by Verizon under such agreements on substantially the same terms as then in effect. To the extent that we or Verizon are not able to obtain such consents, we may not be able to realize the anticipated benefits of the Acquisition.
We would incur adverse tax consequences if the Selected Verizon Data Center Business Acquisition causes us to fail to qualify as a REIT for U.S. federal income tax purposes.
We will integrate Verizon's assets and operations in a manner that will allow us to timely satisfy the REIT income, asset, and distribution tests applicable to us. However, if we fail to do so, we would jeopardize or lose our qualification for taxation as a REIT, particularly if we would not be ineligible to utilize relief provisions set forth in the Internal Revenue Code (the "Code").
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
We paid a quarterly distribution in March of 2017 and have declared a second quarterly distribution to be paid in June 2017. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, the creation of reserves or required debt service or amortization payments.
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
Any insufficiency of our cash flows to cover our REIT distribution requirements could adversely impact our ability to raise short- and long-term debt or to offer equity securities in order to fund distributions required to maintain our qualification and taxation as a REIT. Furthermore, the REIT distribution requirements may increase the financing we need to fund capital expenditures, future growth and expansion initiatives. This would increase our indebtedness. A significant increase in our outstanding debt could lead to a downgrade of our credit rating. A downgrade of our credit rating could negatively impact our ability to access credit markets. Further, certain of our current debt instruments limit the amount of indebtedness we and our subsidiaries may incur. Significantly more financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness. For a discussion of risks related to our substantial level of indebtedness, see "Other Risks".
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
Restrictions in our credit facility and our indentures may prevent us from satisfying our REIT distribution requirements, and we could fail to remain qualified for taxation as a REIT. If these limits do not jeopardize our qualification for taxation as a REIT but nevertheless prevent us from distributing 100% of our REIT taxable income, we would be subject to federal corporate income tax, and potentially a nondeductible excise tax, on the retained amounts. See "Other Risks" for further information on our restrictive loan covenants.
Complying with REIT requirements may limit our ability to hedge effectively and increase the cost of our hedging and may cause us to incur tax liabilities.
The REIT provisions of the Code limit our ability to hedge assets, liabilities, revenues and expenses. Generally, income from hedging transactions that we enter into to manage risk of interest rate changes or fluctuations with respect to borrowings made or to be made by us to acquire or carry real estate assets and income from certain currency hedging transactions related to our non-U.S. operations, as well as income from qualifying counteracting hedges, do not constitute "gross income" for purposes of the REIT gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as nonqualifying income for purposes of the REIT gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through our TRSs, which we presently do.

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
In order for us to remain qualified for taxation as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the first year for which we elect to be taxed as a REIT. In addition, rents from "affiliated tenants" will not qualify as qualifying REIT income if we own 10% or more by vote or value of the customer, whether directly or after application of attribution rules under the Code. Subject to certain exceptions, our certificate of incorporation prohibits any stockholder from owning, beneficially or constructively, more than (i) 9.8% in value of the outstanding shares of all classes or series of our capital stock or (ii) 9.8% in value or number, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. We refer to these restrictions collectively as the "ownership limits" and we included them in our certificate of incorporation to facilitate our compliance with REIT tax rules. The constructive ownership rules under the Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding common stock (or the outstanding shares of any class or series of our stock) by an individual or entity could cause that individual or entity or another individual or entity to own constructively in excess of the relevant ownership limits. Any attempt to own or transfer shares of our common stock or of any of our other capital stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void. Even though our certificate of incorporation contains the ownership limits, there can be no assurance that these provisions will be effective to prevent our qualification for taxation as a REIT from being jeopardized, including under the affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce the ownership limits. If the restrictions in our certificate of incorporation are not effective and as a result we fail to satisfy the REIT tax rules described above, then absent an applicable relief provision, we will fail to remain qualified for taxation as a REIT.
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
Over the last several years, we have completed numerous acquisitions. We may make additional acquisitions in the future, which may include (i) acquisitions of businesses, products, services or technologies that we believe to be complementary, (ii) acquisitions of new IBX data centers or real estate for development of new IBX data centers or (iii) acquisitions through investments in local data center operators. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, including:

•
the possible disruption of our ongoing business and diversion of management's attention by acquisition, transition and integration activities, particularly when multiple acquisitions and integrations are occurring at the same time;

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

•	the possibility of customer dissatisfaction if we are unable to achieve levels of quality and stability on par with past practices;

•	the potential deterioration to our ability to access credit markets due to increased leverage;

•	the possibility that our customers may not accept either the existing equipment infrastructure or the "look-and-feel" of a new or different IBX data center;

•	the possibility that additional capital expenditures may be required or that transaction expenses associated with acquisitions may be higher than anticipated;

•	the possibility that required financing to fund an acquisition may not be available on acceptable terms or at all;

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

•
the possibility that future acquisitions may present new complexities in deal structure, related complex accounting and coordination with new partners, particularly in light of our desire to maintain our qualification for taxation as a REIT;

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
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining qualification for taxation as a REIT. As of March 31, 2017, our total indebtedness (gross of debt issuance cost, debt discount, and debt premium) was approximately $9.3 billion, our stockholders' equity was $6.5 billion and our cash, cash equivalents, and investments totaled $4.9 billion. In addition, as of March 31, 2017, we had approximately $1.4 billion of additional liquidity available to us from our $1.5 billion revolving credit facility. Some of our debt contains covenants which may limit our operating flexibility. In addition to our substantial debt, we lease a majority of our IBX data centers and certain equipment under non-cancellable lease agreements, some of which are accounted for as operating leases. As of March 31, 2017, our total minimum operating lease commitments under those lease agreements, excluding potential lease renewals, was approximately $1.7 billion, which represents off-balance sheet commitments.
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
Adverse global economic conditions and uncertain conditions in the credit markets have created, and in the future may create, uncertainty and unpredictability and add risk to our future outlook. An uncertain global economy could also result in churn in our customer base, reductions in revenues from our offerings, longer sales cycles, slower adoption of new technologies and increased price competition, adversely affecting our liquidity. The uncertain economic environment could also have an impact on our foreign exchange forward contracts if our counterparties' credit deteriorates or they are otherwise unable to perform their obligations. Finally, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.
Recent political developments related to the U.K.'s referendum on membership in the EU could have a material adverse effect on our business.
We currently have IBX data centers and employees located in the UK and other European jurisdictions.  A referendum was held on June 23, 2016 in the UK to determine whether it should remain in or leave the European Union (the "EU"), the outcome of which was a vote in favor of leaving the EU (the "Brexit"). The Brexit has resulted in political and economic instability throughout Europe. There is considerable uncertainty surrounding the exit process, the extent of the UK's future relationship with the EU, and the longer term impact of the Brexit on economic conditions in the UK and in the EU.   The ongoing instability and uncertainty surrounding the Brexit in the near term, and the final terms reached regarding the Brexit, could have an adverse impact on our business and employees in EMEA and could adversely affect our financial condition and results of operations.
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
The stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market prices for telecommunications companies, and which have often been unrelated to their operating performance. These broad market fluctuations may adversely affect the market price of our common stock. One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution rate as a percentage of our stock price relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in the capital markets may affect the market value of our common stock. Furthermore, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and/or damages, and divert management's attention from other business concerns, which could seriously harm our business.
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
Although we currently undertake, and may decide in the future to further undertake, foreign exchange hedging transactions to reduce foreign currency transaction exposure, we do not currently intend to eliminate all foreign currency transaction exposure. In addition, REIT compliance rules may restrict our ability to enter into hedging transactions. Therefore, any weakness of the U.S. dollar may have a positive impact on our consolidated results of operations because the currencies in the foreign countries in which we operate may translate into more U.S. dollars. However, if the U.S. dollar strengthens relative to the currencies of the foreign countries in which we operate, our consolidated financial position and results of operations may be negatively impacted as amounts in foreign currencies will generally translate into fewer U.S. dollars. For additional information on foreign currency risk, refer to our discussion of foreign currency risk in "Quantitative and Qualitative Disclosures About Market Risk" included in Item 3 of this Quarterly Report on Form 10-Q.
Changes in U.S. or foreign tax laws, regulations, or interpretations thereof, including changes to tax rates, may adversely affect our financial statements and cash taxes.
We are a U.S. company with global subsidiaries and are subject to income taxes in the U.S. (although currently limited due to our taxation as a REIT) and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no certainty that additional taxes will not be due upon audit of our tax returns or as a result of changes to the tax laws and interpretations thereof. The U.S. government as well as the governments of many of the countries in which we operate are actively discussing changes to the corporate recognition and taxation of worldwide income. The nature and timing of any changes to each jurisdiction's tax laws and the impact on our future tax liabilities cannot be predicted with any accuracy but could materially and adversely impact our results of operations and financial position or cash flows.

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
A customer's decision to purchase our offerings typically involves a significant commitment of resources. In addition, some customers will be reluctant to commit to locating in our IBX data centers until they are confident that the IBX data center has adequate carrier connections. As a result, we have a long sales cycle. Furthermore, we may devote significant time and resources in pursuing a particular sale or customer that does not result in revenue. We have also significantly expanded our sales force in recent years, and it will take time for these new hires to become fully productive.
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
Problems at one or more of our IBX data centers, whether or not within our control, could result in service interruptions or significant equipment damage. We have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage in our IBX data centers could result in difficulty maintaining service level commitments to these customers and potential claims related to such failures. Because our IBX data centers are critical to many of our customers' businesses, service interruptions or significant equipment damage in our IBX data centers could also result in lost profits or other indirect or consequential damages to our customers. We cannot guarantee that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as a result of a problem at one of our IBX data centers and we may decide to reach settlements with affected customers irrespective of any such contractual limitations. In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results.
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
We have been investing heavily in our back office information technology systems and processes for a number of years and expect such investment to continue for the foreseeable future in support of our pursuit of global, scalable solutions across all geographies and functions that we operate in.  These continuing investments include 1) ongoing improvements to the customer experience from initial quote to customer billing and our revenue recognition process; 2) integration of recently-acquired operations such as Bit-isle, TelecityGroup and the Acquisition onto our various information technology systems; and 3) implementation of new tools and technologies to either further streamline and automate processes, such as our fixed asset procure to disposal process, or to support our compliance with evolving U.S. GAAP, such as the new revenue accounting and leasing standards.  As a result of our continued work on these projects, we may experience difficulties with our systems, management distraction and significant business disruptions. For example, difficulties with our systems may interrupt our ability to accept and deliver customer orders and may adversely impact our overall financial operations, including our accounts payable, accounts receivables, general ledger, fixed assets, revenue recognition, close processes, internal financial controls and our ability to otherwise run and track our business. We may need to expend significant attention, time and resources to correct problems or find alternative sources for performing these functions. All of these changes to our financial systems also create an increased risk of deficiencies in our internal controls over financial reporting until such systems are stabilized. Such significant investments in our back office systems may take longer to complete and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and there is a risk of an impairment charge if we decide that portions of these projects will not ultimately benefit the company or are de-scoped. Finally, the collective impact of these changes to our business has placed significant demands on impacted employees across multiple functions, increasing the risk of errors and control deficiencies in our financial statements, distraction from the effective operation of our business and difficulty in attracting and retaining employees. Any such difficulties or disruptions may adversely affect our business and operating results.
Inadequate external and internal information, including budget and planning data, could prove to be inaccurate and lead to inaccurate financial forecasts and inappropriate financial decisions.

Our financial forecasts are dependent on estimates and assumptions including budget and planning data, market growth, foreign exchange rates, our ability to remain qualified as a REIT, and our ability to generate sufficient cash flow to reinvest in the business, fund internal growth, make acquisitions, pay dividends, and meet our debt obligations. Our financial projections are based on historical experience and on various other assumptions that our management believes to be reasonable under the circumstances and at the time they are made. However, if our external and internal information is inadequate, our actual results may differ materially from our forecasts and cause us to make inappropriate financial decisions. Any material variation between our financial forecasts and our actual results may also adversely affect our future profitability, stock price and stockholder confidence.
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
Electricity is a material cost in connection with our business, and an increase in the cost of electricity could adversely affect us. The generators that provide electricity to our facilities are subject to environmental laws, regulations and permit requirements that are subject to material change, which could result in increases in generators' compliance costs that may be passed through to us. Regulations recently promulgated by the United States Environmental Protection Agency (the "U.S. EPA") could limit air emissions from power plants, restrict discharges of cooling water, and otherwise impose new operational restraints on conventional power plants that could increase costs of electricity. In addition, we are directly subject to environmental, health and safety laws regulating air emissions, storm water management and other issues arising in our business. For example, our emergency generators are subject to state and federal regulations governing air pollutants, which could limit the operation of those generators or require the installation of new pollution control technologies. While environmental regulations do not normally impose material costs upon our operations, unexpected events, equipment malfunctions, human error and changes in law or regulations, among other factors, can lead to violations of environmental laws, regulations or permits, and to additional unexpected operational limitations or costs.
Regulation of greenhouse gas ("GHG") emissions could increase the cost of electricity by reducing amounts of electricity generated from fossil fuels, by requiring the use of more expensive generating methods or by imposing taxes or fees upon electricity generation or use. The U.S. EPA published a regulation in October 2015, called the "Clean Power Plan," that is intended to reduce GHG emissions from existing fossil fuel-fired power plants by 32 percent from 2005 levels by 2030. Under the rule, each state is required to develop a plan to reduce state-wide carbon dioxide emissions to meet a specified emissions target set by the U.S. EPA for that state. Implementation of the Clean Power Plan was stayed by the Supreme Court pending resolution of the underlying legal challenges, and the future of the Clean Power Plan under President Trump's administration is uncertain in any event. Consequently, the impact of the Clean Power Plan cannot be determined at this time. While we do not expect these regulatory developments to materially increase our costs of electricity, the costs remain difficult to predict or estimate.
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
Our most recent evaluation of our controls resulted in our conclusion that, as of December 31, 2016, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth, through, for example, the integration of Bit-isle, TelecityGroup and the Acquisition, the adoption of new accounting principles and our overhaul of our back office systems that support customer experience from initial quote to customer billing and our revenue recognition process, will require us to further develop our controls and reporting systems and implement or amend new or existing controls and reporting systems in those areas where the implementation and integration is still ongoing. All of these changes to our financial systems and the implementation and integration of acquisitions create an increased risk of deficiencies in our internal controls over financial reporting. If, in the future, our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.
The use of high power density equipment may limit our ability to fully utilize our older IBX data centers.
Some customers have increased their use of high power density equipment, such as blade servers, in our IBX data centers which has increased the demand for power on a per cabinet basis. Because many of our IBX data centers were built a number of years ago, the current demand for power may exceed the designed electrical capacity in these centers. As power, not space, is a limiting factor in many of our IBX data centers, our ability to fully utilize those IBX data centers may be limited. The ability to increase the power capacity of an IBX data center, should we decide to, is dependent on several factors including, but not limited to, the local utility's ability to provide additional power; the length of time required to provide such power; and/or whether it is feasible to upgrade the electrical infrastructure of an IBX data center to deliver additional power to customers. Although we are currently designing and building to a higher power specification than that of many of our older IBX data centers, there is a risk that demand will continue to increase and our IBX data centers could become underutilized sooner than expected.
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

•
charges to earnings resulting from past acquisitions due to, among other things, impairment of goodwill or intangible assets, reduction in the useful lives of intangible assets acquired, identification of additional assumed contingent liabilities or revised estimates to restructure an acquired company's operations;

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

•	the cost and availability of adequate public utilities, including power;

•	changes in employee stock-based compensation;

•	overall inflation;

•	increasing interest expense due to any increases in interest rates and/or potential additional debt financings;

•	changes in our tax planning strategies or failure to realize anticipated benefits from such strategies;

•	changes in income tax benefit or expense; and

•	changes in or new generally accepted accounting principles ("GAAP") in the U.S. as periodically released by the Financial Accounting Standards Board ("FASB").
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
Our days sales outstanding ("DSO") may be negatively impacted by acquisitions.
Historically, while our DSO results have fluctuated from time to time, we have generally experienced strong collections of our accounts receivables as evidenced by our prior DSO metrics. However, our DSO may be negatively impacted by ongoing process and system upgrades which can impact our customer's experience in the short term, together with integrating recent acquisitions into our processes and systems which may have a negative impact on our operating cash flows, liquidity and financial performance.
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
As of March 31, 2017, our retained earnings were $61.8 million. Although we have generated net income for each fiscal year since 2008, except for the year ended December 31, 2014, we are also currently investing heavily in our future growth through the build out of multiple additional IBX data centers and IBX data center expansions as well as acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
The presence of diverse telecommunications carriers' fiber networks in our IBX data centers is critical to our ability to retain and attract new customers. We are not a telecommunications carrier, and as such, we rely on third parties to provide our customers with carrier services. We believe that the availability of carrier capacity will directly affect our ability to achieve our projected results. We rely primarily on revenue opportunities from the telecommunications carriers' customers to encourage them to invest the capital and operating resources required to connect from their centers to our IBX data centers. Carriers will likely evaluate the revenue opportunity of an IBX data center based on the assumption that the environment will be highly competitive. We cannot provide assurance that each and every carrier will elect to offer its services within our IBX data centers or that once a carrier has decided to provide internet connectivity to our IBX data centers that it will continue to do so for any period of time.
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
We offer professional services to our customers where we consult on data center solutions and assist with implementations. We also offer managed services in certain of our foreign jurisdictions outside of the U.S. where we manage the data center infrastructure for our customers. The access gained from these services to our clients' networks and data creates some risk that our clients' networks or data will be improperly accessed. We may also design our clients' cloud storage systems in such a way that exposes our clients to increased risk of data breach.  If Equinix were held to be responsible for any such a breach, it could result in a significant loss to Equinix, including damage to Equinix's client relationships, harm to our brand and reputation, and legal liability.
We have government customers, which subjects us to risks including early termination, audits, investigations, sanctions and penalties.
We derive revenues from contracts with the U.S. government, state and local governments and foreign governments. Some of these customers may terminate all or part of their contracts at any time, without cause. There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending. Some of our federal government contracts are subject to the approval of appropriations being made by the U.S. Congress to fund the expenditures under these contracts. Similarly, some of our contracts at the state and local levels are subject to government funding authorizations.
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
Our ability to maximize revenues depends on our ability to develop and grow a balanced customer base, consisting of a variety of companies, including enterprises, cloud, digital content and financial companies, and network service providers. We consider certain of these customers to be key magnets in that they draw in other customers. The more balanced the customer base within each IBX data center, the better we will be able to generate significant interconnection revenues, which in turn increases our overall revenues. Our ability to attract customers to our IBX data centers will depend on a variety of factors, including the presence of multiple carriers, the mix of our offerings, the overall mix of customers, the presence of key customers attracting business through vertical market ecosystems, the IBX data center's operating reliability and security and our ability to effectively market our offerings. However, some of our customers may face competitive pressures and may ultimately not be successful or may be consolidated through merger or acquisition. If these customers do not continue to use our IBX data centers it may be disruptive to our business. Finally, the uncertain global economic climate may harm our ability to attract and retain customers if customers slow spending, or delay decision-making, on our offerings, or if customers begin to have difficulty paying us and we experience increased churn in our customer base. Any of these factors may hinder the development, growth and retention of a balanced customer base and adversely affect our business, financial condition and results of operations.
We may be subject to securities class action and other litigation, which may harm our business and results of operations.
We may be subject to securities class action or other litigation. For example, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Litigation can be lengthy, expensive, and divert management's attention and resources. Results cannot be predicted with certainty and an adverse outcome in litigation could result in monetary damages or injunctive relief that could seriously harm our business, results of operations, financial condition or cash flows.

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
Various laws and governmental regulations, both in the U.S. and abroad, governing internet related services, related communications services and information technologies remain largely unsettled, even in areas where there has been some legislative action. For example, the Federal Communications Commission ("FCC") adopted network neutrality rules that may result in material changes in the regulations and contribution regime affecting us and our customers. However, the new FCC leadership may seek to overturn the current rules thus making the future of network neutrality and its impact on Equinix uncertain. There may also be forthcoming regulation in the U.S. in the areas of cybersecurity, data privacy and data security, any of which could impact Equinix and our customers. Similarly, data privacy regulations outside of the U.S. continue to evolve and must be addressed by Equinix as a global company.
Likewise, as part of a review of the current equity market structure, the Securities and Exchange Commission and the Commodity Futures Trading Commission ("CFTC") have both sought comments regarding the regulation of independent data centers, such as us, which provide colocation for financial markets and exchanges.  The CFTC is also considering regulation of companies that use automated and high-frequency trading systems. Any such regulation may ultimately affect our provision of offerings.
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
Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a third party from acquiring control of us in a merger, acquisition or similar transaction that a stockholder may consider favorable. Such provisions include:

•	ownership limitations and transfer restrictions relating to our stock that are intended to facilitate our compliance with certain REIT rules relating to share ownership;

•	authorization for the issuance of "blank check" preferred stock;

•	the prohibition of cumulative voting in the election of directors;

•	limits on the persons who may call special meetings of stockholders;

•	limits on stockholder action by written consent; and

•	advance notice requirements for nominations to the Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings.
In addition, Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders in certain situations, may also discourage, delay or prevent someone from acquiring or merging with us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as of May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/2015	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/2015	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/2015	2.3

2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc. and Telecity Group plc.	8-K	12/6/2016	2.1

2.5	Amendment No.1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon communications Inc. and Equinix, Inc.	10-K	12/31/2016	2.5

2.6	Amendment No.2 to the Transaction Agreement, dated April 30, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	5/1/2017	2.1

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/2002	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/14/2011	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/11/2013	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	3/29/2016	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture for the 2020 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/2013	4.1

4.3	Form of 4.875% Senior Note Due 2020 (see Exhibit 4.2).	8-K	3/5/2013	4.2

4.4	Indenture for the 2023 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/2013	4.1

4.5	Form of 5.375% Senior Note due 2023 (see Exhibit 4.4)

4.6	Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/2014	4.1

4.7	First Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/2014	4.2

4.8	Form of 5.375% Senior Note due 2022 (see Exhibit 4.7)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
4.9	Second Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/2014	4.4

4.10	Form of 5.750% Senior Note due 2025 (see Exhibit 4.9)

4.11	Third Supplemental Indenture, dated as of December 4, 2015, between Equinix Inc. and U.S. Bank National Association, as trustee	8-K	12/4/2015	4.2

4.12	Form of 5.875% Senior Note due 2026 (See Exhibit 4.11)

4.13	Fourth Supplemental Indenture, dated as of March 22, 2017 between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	3/22/2017	4.2

4.14	Form of 5.375% Senior Notes due 2027	8-K	3/22/2017	4.3

4.15	Form of Registrant's Common Stock Certificate	10-K	12/31/2014	4.13

10.1**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.2**	2000 Equity Incentive Plan, as amended.	10-K	12/31/2016	10.2

10.3**	2000 Director Option Plan, as amended.	10-K	12/31/2016	10.3

10.4**	2001 Supplemental Stock Plan, as amended.	10-K	12/31/2016	10.4

10.5**	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	10-Q	6/30/2014	10.5

10.6**	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/2008	10.31

10.7**	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/2008	10.32

10.8**	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/2008	10.33

10.9**	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/2008	10.35

10.10**	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company, Inc.	2/5/2007	10.9

10.11**	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30, 2010.	10-Q	9/30/2010	10.42

10.12**	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Meyers, Smith, Taylor and Van Camp.	10-K	12/31/2010	10.33

10.13**	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.	10-K	12/31/2010	10.34

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.14**	International Long-Term Assignment Letter by and between Equinix, Inc. and Eric Schwartz, dated May 21, 2013.	10-Q	6/30/2013	10.51

10.15**	Employment Agreement by and between Equinix (EMEA) B.V. and Eric Schwartz, dated as of August 7, 2013.	10-Q	9/30/2013	10.54

10.16**	Restricted Stock Unit Agreement dated August 14, 2013 for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	9/30/2013	10.55

10.17**	Offer Letter from Equinix, Inc. to Karl Strohmeyer dated October 28, 2013.	10-Q	3/31/2014	10.49

10.18**	Restricted Stock Unit Agreement for Karl Strohmeyer under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/2014	10.50

10.19**	Change in Control Severance Agreement by and between Karl Strohmeyer and Equinix, Inc. dated December 2, 2013.	10-Q	3/31/2014	10.51

10.20**	2014 Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/2014	10.52

10.21**	2014 Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/2014	10.53

10.22	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014	10-Q	9/30/2014	10.67

10.23	Credit Agreement, by and among Equinix, Inc., as borrower, Equinix LLC and Switch & Data LLC as guarantors, the Lenders (defined therein), Bank of America, N.A., as administrative agent, a Lender and L/C issuer, JPMorgan Chase Bank, N.A., and TD Securities (USA) LLC, as co-syndication agents, Barclays Bank PLC, Citibank, N.A., Royal Bank of Canada and ING Bank N.V., Singapore Branch, as Co-Documentation Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and TD Securities (USA) LLC, as joint lead arrangers and book runners, dated December 17, 2014.	10-K	12/31/2014	10.48

10.24**	2015 Form of Revenue/AFFO Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2015	10.50

10.25**	2015 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2015	10.51

10.26**	2015 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2015	10.52

10.27	First Amendment to Credit Agreement and first Amendment to Pledge and Security Agreement by and among Equinix, Inc., as borrower, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as administrative agent, dated April 30, 2015.	10-Q	9/30/2015	10.52

10.30	Second Amendment to Credit Agreement by and among Equinix, Inc., as borrower, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as administrative agent, dated December 8, 2015.	10-K	12/31/2015	10.55

10.31**	Equinix, Inc. 2016 Incentive Plan	10-Q	3/31/2016	10.56

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.32**	2016 Form of Revenue/AFFO Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2016	10.57

10.33**	2016 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2016	10.58

10.34**	2016 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2016	10.59

10.35**	2017 Form of Revenue/AFFO Restricted Stock Unit Agreement for Executives.				X

10.36**	2017 Form of TSR Restricted Stock Unit Agreement for Executives.				X

10.37**	2017 Form of Time-Based Restricted Stock Unit Agreement for Executives.				X

10.38**	Restricted Stock Unit Award granted to John Hughes on February 25, 2016	10-Q	3/31/2016	10.60

10.39**	Equinix, Inc. Annual Incentive Plan				X

10.40**	Equinix, Inc. Annual Incentive Plan 2017 Award Agreement for Executive Staff Employees				X

10.41	Share Purchase Agreement with Digital Realty Trust, L.P., relating to the sale and purchase of shares in TelecityGroup UK LON Limited, Telecity Netherlands AMS01 AMS04 BV, Equinix Real Estate (TCY AMS04) B.V. and TelecityGroup Germany Fra2 GmbH, dated May 14, 2016.	10-Q	6/30/2016	10.55

10.42**	Letter Agreement dated June 9, 2016, by and between Equinix, Inc. and Eric Schwartz, amending his International Long Term Assignment letter dated May 21, 2013 and Employment Agreement with Equinix (EMEA) B.V. dated August 7, 2013.	10-Q	9/30/2016	10.56

10.43**	Term Loan Agreement dated as of September 30, 2016 among Equinix Japan K.K. as Borrower, the Lenders (defined therein) and Bank of Tokyo-Mitsubishi UFJ, Ltd., as Arranger and Agent.	10-Q	9/30/2016	10.42

10.44	Third Amendment to Credit Agreement and Second Amendment to Pledge and Security Agreement by and among Equinix, Inc., as borrower, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as administrative agent, dated December 22, 2016.	10-K	12/31/2016	10.39

12.1	Statement of Computation of Ratios	10-K	12/31/2016	12.1

21.1	Subsidiaries of Equinix, Inc.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Document.				X

101.DEF	XBRL Taxonomy Extension Definition Document.				X

101.LAB	XBRL Taxonomy Extension Labels Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Document.				X

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

EQUINIX, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.
Date: May 5, 2017
	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.35	2017 Form of Revenue/AFFO Restricted Stock Unit Agreement for executives.

10.36	2017 Form of TSR Restricted Stock Unit Agreement for executives.

10.37	2017 Form of Time-Based Restricted Stock Unit Agreement for executives.

10.39	Equinix, Inc. Annual Incentive Plan

10.40	Equinix, Inc. Annual Incentive Plan 2017 Award Agreement for Executive Staff Employees

21.1	Subsidiaries of Equinix, Inc.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Labels Document.

101.PRE	XBRL Taxonomy Extension Presentation Document.