Form 10-Q
period 2017-06-30
EQUINIX INC
filed 2017-08-04
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant's Common Stock as of August 3, 2017 was 77,945,120.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
EQUINIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,063,777	$748,476
Short-term investments	4,242	3,409
Accounts receivable, net	545,734	396,245
Other current assets	235,871	319,396
Total current assets	1,849,624	1,467,526
Long-term investments	6,389	10,042
Property, plant and equipment, net	8,746,595	7,199,210
Goodwill	4,225,553	2,986,064
Intangible assets, net	2,382,230	719,231
Other assets	263,546	226,298
Total assets	$17,473,937	$12,608,371
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$612,593	$581,739
Accrued property, plant and equipment	192,381	144,842
Current portion of capital lease and other financing obligations	62,937	101,046
Current portion of mortgage and loans payable	83,022	67,928
Other current liabilities	140,502	133,140
Total current liabilities	1,091,435	1,028,695
Capital lease and other financing obligations, less current portion	1,584,287	1,410,742
Mortgage and loans payable, less current portion	2,511,447	1,369,087
Senior notes	5,047,426	3,810,770
Other liabilities	715,679	623,248
Total liabilities	10,950,274	8,242,542
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 77,944,939 and 71,409,015 shares outstanding	78	72
Additional paid-in capital	9,648,817	7,413,519
Treasury stock, at cost; 405,472 and 408,415 shares	(146,982)	(147,559)
Accumulated dividends	(2,274,503)	(1,969,645)
Accumulated other comprehensive loss	(811,321)	(949,142)
Retained earnings	107,574	18,584
Total stockholders' equity	6,523,663	4,365,829
Total liabilities and stockholders' equity	$17,473,937	$12,608,371
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
Revenues	$1,066,421	$900,510	$2,015,946	$1,744,666
Costs and operating expenses:
Cost of revenues	522,203	456,967	991,164	884,647
Sales and marketing	141,566	107,832	270,493	214,422
General and administrative	191,355	168,462	372,754	334,366
Acquisition costs	26,402	15,594	29,427	52,130
Gains on asset sales	—	—	—	(5,242)
Total costs and operating expenses	881,526	748,855	1,663,838	1,480,323
Income from continuing operations	184,895	151,655	352,108	264,343
Interest income	4,437	841	7,529	1,766
Interest expense	(119,042)	(100,332)	(230,726)	(201,195)
Other income (expense)	1,284	1,555	1,621	(59,155)
Loss on debt extinguishment	(16,444)	(605)	(19,947)	(605)
Income from continuing operations before income taxes	55,130	53,114	110,585	5,154
Income tax expense	(9,325)	(13,812)	(22,718)	(3,179)
Net income from continuing operations	45,805	39,302	87,867	1,975
Net income from discontinued operations, net of tax	—	5,409	—	11,625
Net income	$45,805	$44,711	$87,867	$13,600
Earnings per share ("EPS"):
Basic EPS from continuing operations	$0.59	$0.56	$1.17	$0.03
Basic EPS from discontinued operations	—	0.08	—	0.17
Basic EPS	$0.59	$0.64	$1.17	$0.20
Weighted-average shares	77,923	69,729	75,383	68,931
Diluted EPS from continuing operations	$0.58	$0.56	$1.16	$0.03
Diluted EPS from discontinued operations	—	0.08	—	0.17
Diluted EPS	$0.58	$0.64	$1.16	$0.20
Weighted-average shares for diluted EPS	78,508	70,364	76,008	69,575
Cash dividends declared per common share	$2.00	$1.75	$4.00	$3.50
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
Net income	$45,805	$44,711	$87,867	$13,600
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment ("CTA") gain (loss)	200,983	(298,361)	307,921	(182,462)
Unrealized gain (loss) on available-for-sale securities, net of tax effects of $29, $(558), $(70) and $(420)	(65)	1,199	(330)	895
Unrealized gain (loss) on cash flow hedges, net of tax effects of $9,240, $(4,908), $13,291 and $(2,647)	(27,671)	14,726	(39,398)	7,942
Net investment hedge CTA gain (loss)	(101,847)	55,196	(130,398)	38,884
Net actuarial gain on defined benefit plans, net of tax effects of $(4), $(2), $(10) and $(6)	15	8	26	14
Total other comprehensive income (loss), net of tax	71,415	(227,232)	137,821	(134,727)
Comprehensive income (loss), net of tax	$117,220	$(182,521)	$225,688	$(121,127)
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net income	$87,867	$13,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	392,617	352,130
Stock-based compensation	83,948	73,384
Amortization of intangible assets	79,175	60,455
Amortization of debt issuance costs and debt discounts	15,710	11,025
Provision for allowance for doubtful accounts	7,989	3,648
Gain on asset sales	—	(5,242)
Loss on debt extinguishment	19,947	318
Other items	3,773	11,821
Changes in operating assets and liabilities:
Accounts receivable	(151,900)	(42,367)
Income taxes, net	(33,927)	(23,755)
Accounts payable and accrued expenses	16,171	(10,625)
Other assets and liabilities	32,474	(61,294)
Net cash provided by operating activities	553,844	383,098
Cash flows from investing activities:
Purchases of investments	(26,257)	(16,482)
Sales and maturities of investments	29,456	28,665
Business acquisitions, net of cash and restricted cash acquired	(3,629,654)	(1,601,326)
Purchases of real estate	(48,580)	(28,118)
Purchases of other property, plant and equipment	(625,814)	(447,567)
Proceeds from sale of assets	47,767	22,825
Net cash used in investing activities	(4,253,082)	(2,042,003)
Cash flows from financing activities:
Proceeds from employee equity awards	20,119	17,639
Payment of dividends	(304,373)	(246,694)
Proceeds from public offering of common stock, net of offering costs	2,126,341	—
Proceeds from senior notes	1,250,000	—
Proceeds from loans payable	1,059,800	701,250
Repayment of capital lease and other financing obligations	(44,460)	(45,335)
Repayment of convertible debt, mortgage, and loans payable	(42,305)	(973,111)
Debt extinguishment costs	(11,254)	—
Debt issuance costs	(40,619)	(42)
Other financing activities	(900)	—
Net cash provided by (used) in financing activities	4,012,349	(546,293)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	16,868	8,639
Change in cash balances included in assets held for sale	—	(25,111)
Net increase (decrease) in cash, cash equivalents and restricted cash	329,979	(2,221,670)
Cash, cash equivalents and restricted cash at beginning of period	773,247	2,718,427
Cash, cash equivalents and restricted cash at end of period	$1,103,226	$496,757

Cash and cash equivalents	$1,063,777	$483,160
Current portion of restricted cash included in other current assets	28,965	3,411
Non-current portion of restricted cash included in other assets	10,484	10,186
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$1,103,226	$496,757

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Equinix, Inc. ("Equinix" or the "Company") and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The condensed consolidated balance sheet data as of December 31, 2016 has been derived from audited consolidated financial statements as of that date. The condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For further information, refer to the Consolidated Financial Statements and Notes thereto included in Equinix’s Form 10-K as filed with the SEC on February 27, 2017. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.
Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Equinix and its subsidiaries, including the acquisitions of certain Verizon data center assets from May 1, 2017, the IO UK data center operating business from February 3, 2017, the Paris IBX data center from August 1, 2016 and Telecity Group plc ("TelecityGroup") from January 15, 2016. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
The Company guarantees certain service levels, such as uptime, as outlined in individual customer contracts. If these service levels are not achieved due to any failure of the physical infrastructure or offerings, or in the event of certain instances of damage to customer infrastructure within the Company’s IBX data centers, the Company would generally reduce revenue for any credits or cash payments given to the customer as a result. The Company generally determines such service level credits and cash payments prior to the associated revenue being recognized, and historically, these credits and cash payments have generally not been significant.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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
Income Taxes
The Company began operating as a real estate investment trust for federal income tax purposes ("REIT") effective January 1, 2015, and thereafter received a favorable private letter ruling ("PLR") from the U.S. Internal Revenue Service ("IRS") that validated the Company's position with respect to specified REIT compliance matters. As a result, the Company may deduct the distributions made to its stockholders from taxable income generated by the operations of the Company parent and its qualified REIT subsidiaries ("QRSs"). The Company’s dividends paid deduction generally eliminates the U.S. taxable income of the Company parent and its QRSs, resulting in no U.S. income tax due. However, the Company's taxable REIT subsidiaries ("TRSs") will continue to be subject to income taxes on any taxable income generated by them. In addition, the foreign operations of the Company will continue to be subject to local income taxes regardless of whether the foreign operations are operated as a QRS or TRS.
The Company provides for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate is subject to change in the future due to various factors such as the operating performance of the Company, tax law changes and future business acquisitions. It is reasonably possible that a portion of unrecognized tax benefits relating to the Company's tax positions may become realizable in the coming quarter due to the expiration of statutes of limitations.
The Company's effective tax rates were 20.5% and 61.7% for the six months ended June 30, 2017 and 2016, respectively. The decrease in the effective tax rate for the six months in 2017 as compared to the same period in 2016 is primarily due to the significant acquisition costs incurred in the prior period for the TelecityGroup acquisition that were not tax deductible.
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
Reclassifications
Certain amounts in prior periods have been reclassified to conform to current period presentation.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
In May 2017, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-09 Compensation–Stock Compensation (Topic 718). This ASU was issued primarily to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. This ASU affects any entity that changes the terms or conditions of a share-based payment award. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for annual or any interim reporting periods beginning after December 15, 2017 with early adoption permitted. The adoption of ASU 2017-09 is not expected to have a significant impact on its consolidated financial statements.
In March 2017, FASB issued ASU No. 2017-07 Compensation–Retirement Benefits (Topic 715). This ASU was issued primarily to improve the presentation of net periodic pension cost and net periodic post-retirement benefit cost. This ASU requires that an employer reports the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic post-retirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. This ASU is effective for annual or any interim reporting periods beginning after December 15, 2017. While the Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, the Company does not expect the adoption of ASU 2017-07 to have a significant impact on its consolidated financial statements due, in part, to the immateriality of a retirement benefit plan it holds.
In February 2017, FASB issued ASU No. 2017-05 Other Income—Gains and Losses from the Derecognition of Non-financial Assets (Subtopic 610-20). This ASU is to clarify the scope of the non-financial asset guidance in Subtopic 610-20 and to add guidance for partial sales of non-financial assets. This ASU defines the term in substance non-financial asset and clarifies that non-financial assets within the scope of Subtopic 610-20 may include non-financial assets transferred within a legal entity to a counterparty. The ASU also provides guidance on the accounting for what often are referred to as partial sales of non-financial assets within the scope of Subtopic 610-20 and contributions of non-financial assets to a joint venture or other non-controlled investee. This ASU is effective for annual or any interim reporting periods beginning after December 15, 2017. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, but does not expect to early adopt this ASU.
In January 2017, FASB issued ASU No. 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU is to simplify the subsequent measurement of goodwill. The ASU eliminates step 2 from the goodwill impairment test and the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU should be applied on a prospective basis. This ASU is effective for the Company for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
In January 2017, FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU affects all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods with early adoption being permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and expects to adopt the standard prospectively on January 1, 2018.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. While the Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, the Company believes this standard will have a significant impact on its consolidated financial statements due, in part, to the substantial amount of leases it has.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10) ("ASU 2016-01"), which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income other than those accounted for under equity method of accounting or those that result in consolidation of the investees. The ASU also requires that an entity present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the ASU eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company currently holds publicly traded equity securities that are classified as “available-for-sale” and are carried at fair value with unrealized gains and losses reported in stockholders’ equity as a component of accumulated other comprehensive income (loss). Upon the adoption of this ASU, the unrealized gains and losses will be recognized through net income. The Company has not elected to measure its financial liabilities at fair value therefore, does not expect to have an impact on the accounting for its financial liabilities. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
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
Topic 606 allows entities to adopt with one of these two methods: full retrospective, which applies retrospectively to each prior reporting period presented, or modified retrospective, which recognizes the cumulative effect of initially applying the revenue

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

standard as an adjustment to the opening balance of retained earnings in the period of initial application. The Company currently anticipates adopting the standard using the modified retrospective method.
Topic 606, as amended, is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company will adopt the standard on January 1, 2018.
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
Accounting Standards Adopted
In January 2017, FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250). The ASU adds SEC disclosure requirements for both the quantitative and qualitative impacts that certain recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. Specially, these disclosure requirements apply to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606); ASU No. 2016-02, Leases (Topic 842); and ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU is effective immediately. The Company adopted ASU 2017-03 in the three months ended March 31, 2017 by including appropriate disclosure requirements within its condensed consolidated financial statements to adhere to this new ASU.
In December 2016, FASB issued ASU No. 2016-19, Technical Corrections and Improvements. This ASU covers a wide range of Topics in the Accounting Standards Codification. Certain aspects of this ASU were effective immediately, while a few of the corrections are effective for the Company for its fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted ASU 2016-19 in the three months ended March 31, 2017. The adoption of ASU 2016-19 did not impact the Company's condensed consolidated financial statements.
In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU applies to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for the Company for its fiscal years beginning after December 15, 2017, and interim periods within those fiscal years with early adoption being permitted. This ASU should be applied using a retrospective transition method to each period presented. The Company adopted ASU 2016-18 in the three months ended March 31, 2017 and applied this ASU retrospectively to the periods presented in the Company's condensed consolidated statements of cash flows. As a result, net cash used in investing activities for the six months ended June 30, 2016 was adjusted to exclude the change in restricted cash and increased the previously reported amount by $466.3 million. Restricted cash amounts are primarily time deposits or cash set side as a pledge for our mortgage loan in Germany, an escrow account for a data center project and collateral for the Company's various bank guarantees for the periods ended June 30, 2017 and 2016.
In October 2016, FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. This ASU alters how a decision maker needs to consider indirect interests in a variable interest entity ("VIE") held through an entity under common control. Under this ASU, if a decision maker is required to evaluate whether it is the primary beneficiary of a VIE, it will need to consider only its proportionate indirect interest in the VIE held through a common control party. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-17 in the three months ended March 31, 2017. The adoption of this standard did not impact the Company's condensed consolidated financial statements as it does not hold any interests in a VIE through related parties that are under common control.
In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on the classification of eight cash flow issues to reduce the existing diversification

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). This ASU simplifies several areas of the accounting for share-based payment award transactions, including (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company adopted ASU 2016-09 in the three months ended March 31, 2017. Beginning on January 1, 2017, the Company began to record the excess tax benefits from stock-based compensation as income tax expense through the statement of operations instead of additional paid-in capital as required under the previous guidance. There was no adjustment to excess tax benefits from stock-based compensation recorded as additional paid-in capital in prior years. Excess tax benefits that were not previously recognized, as well as a valuation allowance recognized for deferred tax assets as a result of the adoption of this ASU, were recorded on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of 2017 totaling $1.1 million. As a part of the adoption of this ASU, stock compensation awards will have more dilutive effect on the Company's earnings per share prospectively.
Under this guidance, cash flows related to excess tax benefits will no longer be separately classified as financing activities apart from other income tax cash flow. The Company elected to apply this part of the guidance retrospectively, which resulted in no change in either net cash provided by operating activities or net cash used in financing activities in the Company's condensed consolidated statement of cash flows for the six months ended June 30, 2016 to conform with the current period presentation. Additionally, this guidance permits entities to make an accounting policy to estimate forfeitures each period or to account for forfeitures as they occur. The Company elected to continue to estimate forfeitures.
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments ("ASU 2016-06"). This ASU clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this ASU is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. This guidance is to be applied on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year in which the amendments are effective, and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted ASU 2016-06 in the three months ended March 31, 2017. The adoption of this standard did not impact the Company's condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815), Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships ("ASU 2016-05"). This ASU clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This ASU may be applied prospectively or using a modified retrospective approach, and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted ASU 2016-05 in the three months ended March 31, 2017. The adoption of ASU 2016-05 did not impact the Company's condensed consolidated financial statements.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income:
Net income from continuing operations	$45,805	$39,302	$87,867	$1,975
Net income from discontinued operations	—	5,409	—	11,625
Net income	$45,805	$44,711	$87,867	$13,600
Weighted-average shares used to calculate basic EPS	77,923	69,729	75,383	68,931
Effect of dilutive securities:
Employee equity awards	585	635	625	644
Weighted-average shares used to calculate diluted EPS	78,508	70,364	76,008	69,575
Basic EPS:
Continuing operations	$0.59	$0.56	$1.17	$0.03
Discontinued operations	—	0.08	—	0.17
Basic EPS	$0.59	$0.64	$1.17	$0.20
Diluted EPS:
Continuing operations	$0.58	$0.56	$1.16	$0.03
Discontinued operations	—	0.08	—	0.17
Diluted EPS	$0.58	$0.64	$1.16	$0.20
The following table sets forth weighted-average outstanding potential shares of common stock that are not included in the diluted earnings per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Shares reserved for conversion of 4.75% convertible subordinated notes	—	1,627	—	1,795
Common stock related to employee equity awards	4	7	52	3
Total	4	1,634	52	1,798

3.	Acquisitions
Certain Verizon Data Center Assets Acquisition
On May 1, 2017, the Company completed the acquisition of certain colocation service business from Verizon Communications Inc. ("Verizon") consisting of 29 data center buildings located in the United States, Brazil and Colombia, for a cash purchase price of approximately $3.6 billion (the "Acquisition" or the "Selected Verizon Data Center Business Acquisition"). The Company funded the Acquisition with proceeds of debt and equity financings, which closed in January and March 2017 (See further discussions on the term B-2 loan borrowing and senior notes issuance in Note 9 and common stock issuance in Note 11).The Acquisition constitutes a business under the accounting standard for business combinations and therefore was accounted for as a business combination using the acquisition method of accounting.
In connection with the Acquisition, the Company entered into a commitment letter (the "Commitment Letter"), dated December 6, 2016, with JPMorgan Chase Bank, N.A., Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Commitment Parties"), pursuant to which the Commitment Parties committed to provide a senior unsecured bridge facility in an

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

aggregate principal amount of $2.0 billion for the purposes of funding (i) a portion of the cash consideration for the Acquisition and (ii) the fees and expenses incurred in connection with the Acquisition. Commitment fees associated with the Commitment Letter were equal to (i) 0.50% of the commitment plus (ii) an additional 0.25% of the commitment that is four months after the date in which the Commitment Letter was entered into. Following the completion of the debt and equity financings associated with the Acquisition in March 2017, the Company terminated the Commitment Letter. See further discussions on the senior notes issuance in Note 9 and common stock issuance in Note 11. During the first quarter of 2017, the Company paid $10.0 million of commitment fees associated with the Commitment Letter and recorded $7.8 million to interest expense in the condensed consolidated statement of operations for the six months ended June 30, 2017.
The Company included the Acquisition's results of operations from May 1, 2017 in its condensed consolidated statement of operations and the estimated fair value of assets acquired and liabilities assumed in its condensed consolidated balance sheets beginning May 1, 2017. The Company incurred acquisition costs of approximately $24.5 million and $26.4 million during the three and six months ended June 30, 2017, respectively, related to the Acquisition.
Purchase Price Allocation
Under the acquisition method of accounting, the total purchase price is allocated to the assets acquired and liabilities assumed measured at fair value on the date of acquisition. As of June 30, 2017, the Company has not completed the detailed valuation analysis to derive the fair value of the following items including but not limited to, property, plant and equipment and intangible assets. Therefore, the allocation of the purchase price to assets acquired and liabilities assumed is based on provisional estimates and is subject to continuing management analysis, with assistance from third party valuation advisers. The preliminary purchase price allocation was as follows (in thousands):

Cash and cash equivalents	$1,073
Accounts receivable	319
Other current assets	7,319
Property, plant, and equipment	837,559
Intangible assets	1,702,900
Goodwill	1,087,571
Total assets acquired	3,636,741
Accounts payable and accrued liabilities	(1,725)
Other current liabilities	(320)
Capital lease and other financing obligations	(17,025)
Deferred tax liabilities	(16,878)
Other liabilities	(6,107)
Net assets acquired	$3,594,686
The following table presents certain information on the acquired identifiable intangible assets (dollars in thousands):

Intangible Assets	Fair Value	Weighted-average Estimated Useful Lives (Years)
Customer relationships (1)	$1,702,900	14.3

(1)
Included in this amount is a customer relationship intangible asset for Verizon totaling $374.8 million. Pursuant to the acquisition agreement, the Company formalized agreements to provide pre-existing space and services to Verizon at the acquired data centers.

The fair value of customer relationships was estimated by applying an income approach. The fair value was determined by calculating the present value of estimated future operating cash flows generated from existing customers less costs to realize the revenue. The Company applied discount rates ranging from 7.7% to 10.7%, which reflected the nature of the assets as they relate to the risk and uncertainty of the estimated future operating cash flows. Other significant assumptions used to estimate the fair value of the customer relationships include projected revenue growth, customer attrition rates, sales and marketing expenses and

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

operating margins. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in the accounting standard for fair value measurements.
The fair value of the property, plant and equipment was estimated by applying the cost approach. The cost approach is to use the replacement or reproduction cost as an indicator of fair value. The premise of the cost approach is that a market participant would pay no more for an asset than the amount for which the asset could be replaced or reproduced. The key assumptions of the cost approach include replacement cost new, physical deterioration, functional and economic obsolescence, economic useful life, remaining useful life, age and effective age.
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill is attributable to the workforce of the acquired business and the revenue increase from future customers expected to arise after the acquisition. The goodwill is not expected to be deductible for local tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. Goodwill recorded as a result of the Acquisition was attributable to the Company's Americas region. For the three and six months ended June 30, 2017, the Company's results of continuing operations include the Acquisition's revenues of $86.7 million and net income from continuing operations of $27.4 million for the period May 1, 2017 through June 30, 2017.
IO Acquisition
On February 3, 2017, the Company acquired IO UK's data center operating business in Slough, United Kingdom, for a cash payment of approximately $36.3 million ("IO Acquisition"). The acquired facility will be renamed LD10. The IO Acquisition constitutes a business under the accounting standard for business combinations and as a result, was accounted for as a business combination using the acquisition method of accounting. Under the acquisition method, the total purchase price is allocated to the assets acquired and liabilities assumed measured at fair value on the date of acquisition. As of June 30, 2017, the Company has not completed the detailed valuation analysis to derive the fair value of the following items, including but not limited to working capital and deferred taxes. The purchase price has been provisionally allocated, primarily to property, plant and equipment of $40.3 million, goodwill of $17.9 million, intangible assets of $6.3 million, deferred tax assets of $6.3 million and financing obligations of $33.1 million. The nature of the intangible assets acquired is customer relationships with an estimated useful life of 10 years. Goodwill is not expected to be deductible for local tax purposes and is attributable to the Company's EMEA region.
The Company included IO UK's data center operating results from February 3, 2017 in its condensed consolidated statement of operations and the estimated fair value of assets acquired and liabilities assumed in its condensed consolidated balance sheets beginning February 3, 2017. For the three and six months ended June 30, 2017, the incremental revenues and net loss recorded from the IO Acquisition were not significant to the Company's condensed consolidated statement of operations. The acquisition costs incurred during the three and six months ended June 30, 2017 related to the IO Acquisition were not significant.
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
The Company included the incremental Paris IBX Data Center's results of operations from August 1, 2016 in its condensed consolidated statement of operations and the estimated fair value of assets acquired and liabilities assumed in its condensed consolidated balance sheets beginning August 1, 2016. The Company incurred acquisition costs of approximately $12.0 million for the year ended December 31, 2016 related to the Paris IBX Data Center Acquisition.

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
For the three months ended June 30, 2017, the incremental revenues and incremental net loss from the Paris IBX Data Center Acquisition were not significant to the Company's condensed consolidated statement of operations. For the six months ended June 30, 2017, the incremental revenues from the Paris IBX Data Center Acquisition were $6.4 million and the incremental net loss was not significant to the Company's condensed consolidated statement of operations. The incremental results of operations from the Paris IBX Data Center Acquisition are not significant; therefore the Company does not present pro forma combined results of operations.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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
Under the terms of the acquisition, the Company acquired all outstanding shares and all vested equity awards of TelecityGroup at 572.5 pence in cash and 0.0336 new shares of Equinix common stock for a total purchase consideration of approximately £2,624.5 million or approximately $3,743.6 million. In addition, the Company assumed $1.3 million of TelecityGroup's vested employee equity awards as part of consideration transferred. The Company incurred acquisition costs of approximately $42.5 million during the year ended December 31, 2016 related to the TelecityGroup acquisition.
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
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after the acquisition. The goodwill is not expected to be deductible for local tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. Goodwill recorded as a result of the TelecityGroup acquisition, except for the goodwill associated with assets held for sale, is attributable to the Company's EMEA region. For the three months ended June 30, 2016, the Company's results of continuing operations include TelecityGroup revenues of $107.2 million and net loss from continuing operations of $35.9 million. For the six months ended June 30, 2016, the Company's results of continuing operations include TelecityGroup revenues of $191.7 million and net loss from continuing operations of $38.7 million.
Unaudited Pro Forma Combined Financial Information
The following unaudited pro forma combined financial information has been prepared by the Company using the acquisition method of accounting to give effect to the Selected Verizon Data Center Business Acquisition as though it occurred on January 1, 2016. The Company completed the Selected Verizon Data Center Business Acquisition on May 1, 2017. The operating results of the Selected Verizon Data Center Business Acquisition for the period May 1, 2017 through June 30, 2017 are included in the condensed consolidated statement of operations for the three and six months ended June 30, 2017.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company and Verizon entered into agreements at the closing of the Acquisition pursuant to which the Company will provide space and services to Verizon at the acquired data centers. These arrangements are not reflected in the unaudited pro forma combined financial information. For the three and six months ended June 30, 2017, the Company recognized approximately $86.7 million of revenues attributed to the Acquisition, which included these arrangements.
The unaudited pro forma combined financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisitions occurred on the above dates, nor is it necessarily indicative of the future results of operations of the combined company.
The following table sets forth the unaudited pro forma combined results of operations for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues	$1,101,848	$1,010,833	$2,157,653	$1,965,312
Net income (loss) from continuing operations	74,831	30,673	124,160	(58,993)
Basic EPS	0.96	0.40	1.60	(0.79)
Diluted EPS	0.95	0.40	1.58	(0.79)

4.	Assets Held for Sale
During the fourth quarter of 2015, the Company entered into an agreement to sell a parcel of land in San Jose, California. The sale was completed in February 2016 and the Company recognized a gain on sale of $5.2 million.
In June 2016, the Company approved the divestiture of the solar power assets of Bit-isle. In October 2016, the Company entered into a Share Transfer Agreement for the transfer of common stock of Terra Power Co., Ltd., relating to the divestiture of the solar power assets of Bit-isle. The Company received ¥400.0 million upon the closing of the transaction, or approximately $3.8 million at the exchange rate in effect on October 31, 2016. By November 30, 2016, the Company had received an additional ¥2,500.0 million, or approximately $22.1 million at the exchange rate in effect at the time of cash receipt. The Company received the remaining payment of ¥5,313.4 million in the first quarter of 2017, or approximately $47.8 million at the exchange rate in effect on March 31, 2017. The Company did not have any assets and liabilities held for sale as of June 30, 2017 and December 31, 2016.

5.	Discontinued Operations
In order to obtain the approval of the European Commission for the acquisition of TelecityGroup, the Company and TelecityGroup agreed to divest certain data centers, including the Company's London 2 data center and certain data centers of TelecityGroup. The data centers, on acquisition, met the criteria to be classified as held for sale and were therefore reported as a discontinued operation. As of the date of acquisition, depreciation and amortization of discontinued operations were ceased. Capital expenditures from the date of acquisition through June 30, 2016 were $31.5 million.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company did not record income from discontinued operations, net of tax for the three and six months ended June 30, 2017. The following table presents the financial results of the Company's discontinued operations for the three and six months ended June 30, 2016 (in thousands).

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Revenues	$30,401	$50,982
Costs and operating expenses:
Cost of revenues	13,490	25,100
Sales and marketing	979	1,196
General and administrative	6,920	7,303
Total costs and operating expenses	21,389	33,599
Income from discontinued operations	9,012	17,383
Interest and other, net	(708)	(1,177)
Income from discontinued operations before income taxes	8,304	16,206
Income tax expense	(2,895)	(4,581)
Net income from discontinued operations, net of tax	$5,409	$11,625

6.	Derivatives and Hedging Activities
Derivatives Designated as Hedging Instruments
Net Investment Hedges. The Company is exposed to the impact of foreign exchange rate fluctuations on the value of investments in its foreign subsidiaries. In order to mitigate the impact of foreign currency exchange rates, the Company has entered into various foreign currency loans which are designated as hedges against the Company's net investment in foreign subsidiaries. As of June 30, 2017 and December 31, 2016, the total principal amounts of foreign currency loans, which were designated as net investment hedges, were $1,806.3 million and $646.2 million, respectively. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge, except the ineffective portion and forward points, are recorded as a component of other comprehensive income in the condensed consolidated balance sheets.
The Company recorded net foreign exchange losses of $101.8 million and $130.4 million in other comprehensive income (loss) for the three and six months ended June 30, 2017 and foreign exchange gains of $55.2 million and $38.9 million in other comprehensive income (loss) for the three and six months ended June 30, 2016, respectively. The Company recorded no ineffectiveness from its net investment hedges for the three and six months ended June 30, 2017 and 2016.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following disclosure is prepared on a consolidated basis. Assets and liabilities resulting from intercompany derivatives have been eliminated in consolidation. As of June 30, 2017, the Company's cash flow hedge instruments had maturity dates ranging from July 2017 to June 2019 as follows (in thousands):

	Notional Amount	Fair Value (1)	Accumulated Other Comprehensive Income (Loss) (2) (3)
Derivative assets	$177,873	$10,284	$9,375
Derivative liabilities	449,147	(18,049)	(20,884)
Total	$627,020	$(7,765)	$(11,509)

(1)	All derivatives related to cash flow hedges are included in the condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

(2)	Included in the condensed consolidated balance sheets within accumulated other comprehensive income (loss).

(3)
The Company recorded a net loss of $3.0 million within accumulated other comprehensive income (loss) relating to cash flow hedges that will be reclassified to revenues and expenses as they mature in the next 12 months.

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

(3)
The Company recorded a net gain of $31.9 million within accumulated other comprehensive income (loss) relating to cash flow hedges that will be reclassified to revenues and expenses as they mature over the next 12 months.

During the three months ended June 30, 2017 and 2016, the ineffective and excluded portions of cash flow hedges recognized in other income (expense) were not significant. During the three months ended June 30, 2017, the amount of net gains reclassified from accumulated other comprehensive income (loss) to revenues was $10.5 million and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses was $5.6 million. During the three months ended June 30, 2016, the amount of net gains reclassified from accumulated other comprehensive income (loss) to revenues was $6.2 million and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses was $2.8 million.
During the six months ended June 30, 2017 and 2016, the ineffective and excluded portions of cash flow hedges recognized in other income (expense) were not significant. During the six months ended June 30, 2017, the amount of net gains reclassified from accumulated other comprehensive income (loss) to revenues was $28.2 million and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses was $14.6 million. During the six months ended June 30, 2016, the amount of net gains reclassified from accumulated other comprehensive income (loss) to revenues was $12.6 million and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses was $6.7 million.
Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. The Company is deemed to have foreign currency forward contracts embedded in certain of the Company's customer agreements that are priced in currencies different from the functional or local currencies of the parties involved. These embedded derivatives are separated from their host contracts and carried on the Company's balance sheet at their fair value. The majority of these embedded derivatives arise as a result of the Company's foreign subsidiaries pricing their customer

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

contracts in the U.S. dollar. Gains and losses on these embedded derivatives are included within revenues in the Company's condensed consolidated statements of operations. During the three months ended June 30, 2017 and June 30, 2016, gains (losses) associated with these embedded derivatives were not significant. During the six months ended June 30, 2017, the losses associated with these embedded derivatives were $6.8 million and during the six months ended June 30, 2016, the losses associated with these embedded derivatives were $8.1 million.
Economic Hedges of Embedded Derivatives. The Company uses foreign currency forward contracts to manage the foreign exchange risk associated with the Company's customer agreements that are priced in currencies different from the functional or local currencies of the parties involved ("economic hedges of embedded derivatives"). Foreign currency forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. Gains and losses on these contracts are included within revenues in the Company's condensed consolidated statements of operations along with gains and losses of the related embedded derivatives. The Company entered into various economic hedges of embedded derivatives during the three and six months ended June 30, 2017 and 2016. During the three and six months ended June 30, 2017, the gains (losses) associated with these contracts were not significant. During the three months ended June 30, 2016, the gains (losses) associated with these contracts were not significant. During the six months ended June 30, 2016, the gains associated with these contracts were $5.6 million.
Foreign Currency Forward and Option Contracts. The Company also uses foreign currency forward and option contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of its foreign currency-denominated assets and liabilities change. Gains and losses on these contracts are included in other income (expense), net in the Company's condensed consolidated statements of operations, along with foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward and option contracts. The Company entered into various foreign currency forward and option contracts during the three and six months ended June 30, 2017 and 2016. During the three and six months ended June 30, 2017, the Company recognized net losses of $22.5 million and $37.2 million, respectively, associated with these contracts. During the three and six months ended June 30, 2016, the Company recognized net gains of $49.1 million and $41.5 million, respectively, associated with these contracts.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Offsetting Derivative Assets and Liabilities
The following table presents the fair value of derivative instruments recognized in the Company's condensed consolidated balance sheets as of June 30, 2017 (in thousands):

	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Net Amounts (1)	Gross Amounts not Offset in the Balance Sheet (2)	Net
Assets:
Designated as hedging instruments:
Foreign currency forward contracts designated as cash flow hedges	$10,284	$—	$10,284	$(10,284)	$—
Not designated as hedging instruments:
Embedded derivatives	5,695	—	5,695	—	5,695
Economic hedges of embedded derivatives	618	—	618	—	618
Foreign currency forward contracts	335	—	335	(335)	—
	6,648	—	6,648	(335)	6,313
Additional netting benefit	—	—	—	(618)	(618)
	$16,932	$—	$16,932	$(11,237)	$5,695
Liabilities:
Designated as hedging instruments
Foreign currency forward and option contracts designated as cash flow hedges	$18,049	$—	$18,049	$(10,284)	$7,765
Not designated as hedging instruments:
Embedded derivatives	4,096	—	4,096	—	4,096
Economic hedges of embedded derivatives	138	—	138	—	138
Foreign currency forward contracts	9,797	—	9,797	(335)	9,462
	14,031	—	14,031	(335)	13,696
Additional netting benefit	—	—	—	(618)	(618)
	$32,080	$—	$32,080	$(11,237)	$20,843

(1)	As presented in the Company's condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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
The Company's financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 were as follows (in thousands):

	Fair Value at June 30, 2017	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Cash	$771,675	$771,675	$—
Money market and deposit accounts	292,102	292,102	—
Publicly traded equity securities	6,389	6,389	—
Certificates of deposit	4,242	—	4,242
Derivative instruments (1)	16,932	—	16,932
Total	$1,091,340	$1,070,166	$21,174
Liabilities:
Derivative instruments (1)	$32,080	$—	$32,080
Total	$32,080	$—	$32,080

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

The Company did not have any Level 3 financial assets or financial liabilities as of June 30, 2017 and December 31, 2016.

8.	Leases
Capital Lease and Other Financing Obligations
Amsterdam 5 ("AM5")
On May 15, 2017, the Company entered into an agreement to acquire the land and building for the AM5 IBX for cash consideration of €26.7 million or $30.4 million at the exchange rate in effect on June 30, 2017. The Company had previously leased this IBX. As a result of the purchase, the prior lease was effectively terminated, the lease liability was settled in full and the transaction was accounted for as a debt extinguishment. The Company settled the financing lease obligation of AM5 for €20.0 million or approximately $22.8 million and recognized a loss on debt extinguishment of €7.2 million or approximately $8.2 million. The fair value allocated to the ground lease of €6.7 million or $7.6 million was recorded as other assets and will be amortized through December 2054.
Hong Kong 5 ("HK5")
In January 2017, the Company entered into an agreement for certain elements of the construction of the Company's fifth data center in Hong Kong ("HK5"). The terms of the construction agreement triggered the Company to be, in substance, the owner of the asset during the construction phase. Additionally, the Company believes that it will likely fail the sales lease back test due to its continued involvement and therefore has accounted for the construction and related agreements as a build-to-suit arrangement. As of June 30, 2017, the Company recorded a financing liability totaling approximately 547.5 million Hong Kong dollars, or $70.1 million at the exchange rate in effect as of June 30, 2017.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Maturities of Capital Lease and Other Financing Obligations
The Company's capital lease and other financing obligations are summarized as follows (in thousands):

	Capital Lease Obligations	Other Financing Obligations (1)	Total
2017 (6 months remaining)	$42,901	$44,704	$87,605
2018	92,764	99,868	192,632
2019	85,790	87,136	172,926
2020	85,879	86,409	172,288
2021	86,089	86,372	172,461
Thereafter	850,273	952,156	1,802,429
Total minimum lease payments	1,243,696	1,356,645	2,600,341
Plus amount representing residual property value	—	534,139	534,139
Less amount representing interest	(534,399)	(952,857)	(1,487,256)
Present value of net minimum lease payments	709,297	937,927	1,647,224
Less current portion	(29,632)	(33,305)	(62,937)
Total	$679,665	$904,622	$1,584,287

(1)     Other financing obligations are primarily build-to-suit lease obligations.

9.	Debt Facilities
Mortgage and Loans Payable
As of June 30, 2017 and December 31, 2016, the Company's mortgage and loans payable consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Term loans	$2,580,198	$1,413,582
Mortgage payable and loans payable	45,879	44,382
	2,626,077	1,457,964
Less amount representing unamortized debt discount and debt issuance cost	(33,593)	(22,811)
Add the amount representing mortgage premium	1,985	1,862
	2,594,469	1,437,015
Less current portion	(83,022)	(67,928)
Total	$2,511,447	$1,369,087

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
On January 6, 2017, the Company borrowed the full amount of the Term B-2 Loan of €1,000.0 million, or approximately $1,059.8 million and recorded debt issuance cost of €13.0 million, or approximately $13.8 million at the exchange rate in effect

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

on January 6, 2017. The Term B-2 Loan will bear interest at an index rate based on LIBOR plus a margin of 3.25%. No original issue discount is applicable to the Term B-2 Loan. The Term B-2 Loan must be repaid in equal quarterly installments of 0.25% of the original principal amount of the Term B-2 Loan starting in the second quarter of 2017, with the remaining amount outstanding to be repaid in full on the seventh anniversary of the funding date of the Term B-2 Loan. As of June 30, 2017, the Company had a €997.5 million outstanding term loan balance, or a total of approximately $1,138.7 million at the exchange rate in effect on June 30, 2017, under the Term B-2 Loan commitment. As of June 30, 2017, debt issuance costs related to the Term B-2 Loan, net of amortization, were €12.1 million or $12.8 million.
Senior Notes
As of June 30, 2017 and December 31, 2016, the Company's senior notes consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
4.875% Senior Notes due 2020	$500,000	$500,000
5.375% Senior Notes due 2022	750,000	750,000
5.375% Senior Notes due 2023	1,000,000	1,000,000
5.750% Senior Notes due 2025	500,000	500,000
5.875% Senior Notes due 2026	1,100,000	1,100,000
5.375% Senior Notes due 2027	1,250,000	—
	5,100,000	3,850,000
Less amount representing unamortized debt issuance cost	(52,574)	(39,230)
Total	$5,047,426	$3,810,770
2027 Senior Notes
In March 2017, the Company issued $1,250.0 million aggregate principal amount of 5.375% senior notes due May 15, 2027, which are referred to as the "2027 Senior Notes". Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2017. Debt issuance costs related to the 2027 Senior Notes were $16.8 million.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

As of June 30, 2017, debt issuance costs related to the 2027 Senior Notes, net of amortization, were $16.4 million.
Maturities of Debt Facilities
The following table sets forth maturities of the Company's debt, including mortgage and loans payable, and senior notes, gross of debt issuance costs and debt discounts, as of June 30, 2017 (in thousands):

Years ending:
2017 (6 months remaining)	$41,500
2018	83,067
2019	381,590
2020	543,467
2021	354,717
Thereafter	6,323,721
Total	$7,728,062

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Fair Value of Debt Facilities
The following table sets forth the estimated fair values of the Company's mortgage and loans payable, and senior notes, including current maturities, as of (in thousands):

	June 30, 2017	December 31, 2016
Mortgage and loans payable	$2,638,356	$1,461,954
Senior notes	5,421,585	4,033,985
The fair value of the mortgage and loans payable, which are not publicly traded, was estimated by considering the Company's credit rating, current rates available to the Company for debt of the same remaining maturities and terms of the debt (Level 2). The fair value of the senior notes, which are traded in the public debt market, was based on quoted market prices (Level 1).
Interest Charges
The following table sets forth total interest costs incurred and total interest costs capitalized for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest expense	$119,042	$100,332	$230,726	$201,195
Interest capitalized	7,999	3,183	14,399	5,476
Interest charges incurred	$127,041	$103,515	$245,125	$206,671
Total interest paid, net of capitalized interest, during the three months ended June 30, 2017 and 2016 was $90.0 million and $82.7 million, respectively. Total interest paid, net of capitalized interest, during the six months ended June 30, 2017 and 2016 was $199.0 million and $155.0 million, respectively.

10.	Commitments and Contingencies
Purchase Commitments
Primarily as a result of the Company's various IBX expansion projects, as of June 30, 2017, the Company was contractually committed for $371.4 million of unaccrued capital expenditures, primarily for IBX infrastructure equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of June 30, 2017, such as commitments to purchase power in select locations through the remainder of 2017 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2017 and thereafter. Such other miscellaneous purchase commitments totaled $592.0 million as of June 30, 2017.
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

11.	Stockholders' Equity
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by components are as follows (in thousands):

	Balance as of December 31, 2016	Net Change	Balance as of June 30, 2017
Foreign currency translation adjustment ("CTA") gain (loss)	$(1,031,129)	$307,921	$(723,208)
Unrealized gain (loss) on cash flow hedges (1)	30,704	(39,398)	(8,694)
Unrealized gain (loss) on available-for-sale securities (2)	2,110	(330)	1,780
Net investment hedge CTA gain (loss)	49,989	(130,398)	(80,409)
Net actuarial gain (loss) on defined benefit plans (3)	(816)	26	(790)
Total	$(949,142)	$137,821	$(811,321)

(1)	Refer to Note 6 for a discussion of the amounts reclassified from accumulated other comprehensive income (loss) to net income (loss).

(2)	No realized gains and losses were reclassified from accumulated other comprehensive income (loss) to net income (loss) for the six months ended June 30, 2017.

(3)
The Company has a defined benefit pension plan covering all employees in one country where such plan is mandated by law. The Company does not have any defined benefit plans in any other countries. The unamortized gain (loss) on defined benefit plans includes gains or losses resulting from a change in the value of either the projected benefit obligation or the plan assets resulting from a change in an actuarial assumption, net of amortization.

Changes in foreign currency exchange rates can have a significant impact to the Company's condensed consolidated balance sheets (as evidenced above in the Company's foreign currency translation gain or loss), as well as its condensed consolidated results of operations, as amounts in foreign currencies generally translate into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. As of June 30, 2017, the U.S. dollar was generally weaker relative to certain of the currencies of the foreign countries in which the Company operates. This overall weakening of the U.S. dollar had an overall favorable impact on the Company's condensed consolidated financial position because the foreign denominations translated into more U.S. dollars as evidenced by an increase in foreign currency translation gain for the six months ended June 30, 2017 as reflected in the above table. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which the Company operates could have a significant impact on its condensed consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.
Common Stock
In March 2017, the Company issued and sold 6,069,444 shares of its common stock in a public offering pursuant to a registration statement and a related prospectus and prospectus supplement, in each case filed with the SEC. The shares issued and sold included the full exercise of the underwriters' option to purchase 791,666 additional shares. The Company received net proceeds of approximately $2,126.3 million, after deducting underwriting discounts and commissions of $57.9 million and offering expenses of $0.8 million.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Dividends
On February 15, 2017, the Company declared a quarterly cash dividend of $2.00 per share, with a record date of February 27, 2017 and a payment date of March 22, 2017. During the three months ended March 31, 2017, the Company paid a total of $148.1 million in dividends. In addition, the Company accrued an additional $2.6 million in dividends payable for restricted stock units that have not yet vested.
On April 26, 2017, the Company declared a quarterly cash dividend of $2.00 per share, with a record date of May 24, 2017 and a payment date of June 21, 2017. During the three months ended June 30, 2017, the Company paid a total of $156.3 million in dividends. In addition, the Company accrued an additional $2.7 million in dividends payable for restricted stock units that have not yet vested.
Stock-Based Compensation
In the first half of 2017, the Compensation Committee and the Stock Award Committee of the Company's Board of Directors approved the issuance of an aggregate of 511,548 shares of restricted stock units to certain employees, including executive officers, pursuant to the 2000 Equity Incentive Plan, as part of the Company's annual refresh program. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $367.23 and a weighted-average requisite service period of 3.48 years. The valuation of restricted stock units with only a service condition or a service and performance condition requires no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of the Company's stock price on the date of grant. The Company used revenues and adjusted funds from operations ("AFFO") as the performance measurements in the restricted stock units with both service and performance conditions that were granted in the first half of 2017.
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
The following table presents, by operating expense category, the Company's stock-based compensation expense recognized in the Company's condensed consolidated statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenues	$3,178	$3,441	$6,089	$6,438
Sales and marketing	13,426	10,714	24,398	20,485
General and administrative	29,021	25,168	53,461	46,915
Total	$45,625	$39,323	$83,948	$73,838

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

12.	Segment Information
While the Company has a single line of business, which is the design, build-out and operation of IBX data centers, it has determined that it has three reportable segments comprised of its Americas, EMEA and Asia-Pacific geographic regions. The Company's chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on the Company's revenues and adjusted EBITDA performance both on a consolidated basis and based on these three reportable segments. The Company defines adjusted EBITDA as income from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gains on asset sales as presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Adjusted EBITDA:
Americas	$258,151	$195,028	$456,770	$379,488
EMEA	141,622	133,455	271,176	244,944
Asia-Pacific	109,535	91,808	208,936	176,509
Total adjusted EBITDA	509,308	420,291	936,882	800,941
Depreciation, amortization and accretion expense	(252,386)	(213,719)	(471,399)	(415,872)
Stock-based compensation expense	(45,625)	(39,323)	(83,948)	(73,838)
Acquisition costs	(26,402)	(15,594)	(29,427)	(52,130)
Gains on asset sales	—	—	—	5,242
Income from continuing operations	$184,895	$151,655	$352,108	$264,343

The Company also provides the following additional segment disclosures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Americas	$533,608	$413,471	$970,055	$817,865
EMEA	322,944	300,609	637,791	568,465
Asia-Pacific	209,869	186,430	408,100	358,336
Total	$1,066,421	$900,510	$2,015,946	$1,744,666
Depreciation and amortization:
Americas	$124,342	$78,402	$212,269	$154,661
EMEA	78,962	82,504	155,130	158,554
Asia-Pacific	51,482	51,145	104,393	99,370
Total	$254,786	$212,051	$471,792	$412,585
Capital expenditures:
Americas	$160,679	$115,989	$314,114	$199,489
EMEA	151,485	86,582	235,069	143,855
Asia-Pacific	36,408	47,296	76,631	104,223
Total	$348,572	$249,867	$625,814	$447,567

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company's long-lived assets are located in the following geographic areas as of (in thousands):

	June 30, 2017	December 31, 2016
Americas	$4,345,418	$3,339,518
EMEA	2,773,988	2,355,943
Asia-Pacific	1,627,189	1,503,749
Total long-lived assets	$8,746,595	$7,199,210

Revenue information on a services basis is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Colocation	$782,231	$661,228	$1,473,753	$1,279,623
Interconnection	165,684	134,059	313,744	259,646
Managed infrastructure	58,193	50,846	112,802	101,156
Other	3,940	5,173	8,189	7,501
Recurring revenues	1,010,048	851,306	1,908,488	1,647,926
Non-recurring revenues	56,373	49,204	107,458	96,740
Total	$1,066,421	$900,510	$2,015,946	$1,744,666
No single customer accounted for 10% or greater of the Company's revenues for the three and six months ended June 30, 2017 and 2016. No single customer accounted for 10% or greater of the Company's gross accounts receivable as of June 30, 2017 and December 31, 2016.

13.	Subsequent Events
On August 2, 2017, the Company declared a quarterly cash dividend of $2.00 per share, which is payable on September 20, 2017 to the Company's common stockholders of record as of the close of business on August 23, 2017.
On August 4, 2017, the Company entered into an equity distribution agreement with RBC Capital Market, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, establishing an "at the market" equity offering program, under which Equinix may offer and sell from time to time up to an aggregate of $750.0 million of its common stock in "at the market" transactions (the "ATM Program"). No sales have been made under the ATM Program to date.

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
Overview
In May 2017, as more fully described in Note 3 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we completed the acquisition of certain colocation service business from Verizon Communications Inc. ("Verizon") consisting of 29 data center buildings located in the United States, Brazil and Colombia (the "Selected Verizon Data Center Business"), for a cash purchase price of approximately $3.6 billion (the "Selected Verizon Data Center Business Acquisition" or the "Acquisition"), which we funded with proceeds of debt and equity financings conducted in January and March 2017 as discussed below. The Acquisition was accounted for using the acquisition method. The fair value of the assets acquired and liabilities assumed are currently being appraised by a third-party. The valuation and purchase accounting of this acquisition have not yet been finalized as of June 30, 2017.
In March 2017, as more fully described in Note 11 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we issued and sold 6,069,444 shares of our common stock in a public offering. We received net proceeds of approximately $2.13 billion, after deducting underwriting discounts, commissions and offering expenses.
In March 2017, as more fully described in Note 9 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we issued $1.25 billion aggregate principal amount of 5.375% senior notes due May 15, 2027 (the "2027 Senior Notes") and recorded debt issuance cost of $16.8 million.
In February 2017, as more fully described in Note 3 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we acquired IO UK's data center operating business in Slough, United Kingdom, for a cash payment of approximately $36.3 million (the "IO Acquisition"). The acquired facility will be renamed LD10. The IO Acquisition was accounted for using the acquisition method. The fair value of the assets acquired and liabilities assumed are currently being appraised by a third-party. The valuation and purchase accounting of this acquisition have not yet been finalized as of June 30, 2017.
In January 2017, as more fully described in Note 9 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we borrowed the full amount of the Term B-2 Loan of €1.0 billion or approximately $1.1 billion in U.S. dollars at the exchange rate in effect on January 6, 2017.

Equinix provides global data center offerings that protect and connect the world's most valued information assets. Global enterprises, financial services companies and content and network service providers rely upon Equinix's leading insight and data centers around the world for the safehousing of their critical IT equipment and the ability to directly connect to the networks that enable today's information-driven economy. The Selected Verizon Data Center Business Acquisition expanded the Company's total global footprint to 182 IBX data centers across 44 markets around the world. Equinix offers the following solutions: (i) premium data center colocation, (ii) interconnection and (iii) exchange and outsourced IT infrastructure services. As of June 30, 2017, we operated or had partner International Business Exchange® ("IBX") data centers in the Atlanta, Culpeper, Bogota, Boston, Chicago, Dallas, Denver, Houston, Los Angeles, Miami, New York, Philadelphia, Rio De Janeiro, Sao Paulo, Seattle, Silicon Valley, Toronto and Washington, D.C. metro areas in the Americas region; Bulgaria, Finland, France, Germany, Ireland, Italy, the Netherlands, Poland, Sweden, Switzerland, Turkey, the United Arab Emirates and the United Kingdom in the Europe, Middle East and Africa ("EMEA") region; and Australia, China, Hong Kong, Indonesia, Japan and Singapore in the Asia-Pacific region.
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
Our utilization rates were approximately 79%, excluding the Acquisition, as of June 30, 2017 and 82%, excluding the acquisitions of TelecityGroup and Bit-isle, as of June 30, 2016. Excluding the impact of our IBX data center expansion projects that have opened during the last 12 months and acquisitions mentioned above, our utilization rate would have increased to approximately 83% as of June 30, 2017. Our utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.
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
Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during any given quarter of the past three years, more than half of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. During the three months ended June 30, 2017 and 2016, our largest customer accounted for approximately 3% of our recurring revenues. Our 50 largest customers accounted for approximately 36% of our recurring revenues for both the three months ended June 30, 2017 and 2016. During the six months ended June 30, 2017 and 2016, our largest customer accounted for approximately 3% of our recurring revenues. Our 50 largest customers accounted for approximately 35% and 36% of our recurring revenues for the six months ended June 30, 2017 and 2016.
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
We expect our cost of revenues, sales and marketing expenses and general and administrative expenses to grow in absolute dollars in connection with our business growth. We may periodically see a higher cost of revenues as a percentage of revenues, when a large expansion project opens or is acquired, and before it starts generating any meaningful revenue. Furthermore, in relation to cost of revenues, we note that the Americas region has a lower cost of revenues as a percentage of revenues than either EMEA or Asia-Pacific. This is due to both the increased scale and maturity of the Americas region, compared to either the EMEA or Asia-Pacific region, as well as a higher cost structure outside of the Americas, particularly in EMEA. As a result, to the extent that revenue growth outside the Americas grows in greater proportion than revenue growth in the Americas, our overall cost of revenues as a percentage of revenues may increase in future periods. Sales and marketing expenses may periodically increase as a percentage of revenues as we continue to scale our operations to invest in sales and marketing initiatives to further increase our revenues, including the hiring of additional headcount and new product innovations. General and administrative expenses may also periodically increase as a percentage of revenues as we continue to scale our operations to support our growth.
Taxation as a REIT
We elected to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with our 2015 taxable year. As of June 30, 2017, our REIT structure includes all of our data center operations in the U.S., Canada, Japan, our historical data center operations in Europe, the data center operations acquired in IO Acquisition and Paris IBX Data Center Acquisition and the majority of the data center operations acquired in the acquisition of Telecity Group plc (the "TelecityGroup Acquisition"). We plan to complete the REIT integration of the remaining TelecityGroup business during the second half of 2017 with the exception of the businesses in Turkey and Bulgaria. Our data center operations in other jurisdictions are operated as taxable REIT subsidiaries ("TRSs").

As a REIT, we generally are permitted to deduct from our U.S. federal taxable income the dividends we pay to our stockholders. The income represented by such dividend payments is not subject to U.S. federal income tax at the entity level but is taxed, if at all, at the stockholder level. Nevertheless, the income of our domestic TRSs is subject, as applicable, to federal and state corporate income tax. Likewise, our foreign subsidiaries continue to be subject to foreign income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRSs or through qualified REIT subsidiaries ("QRSs"). We are also subject to a separate corporate income tax on gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as (i) an asset that we held as of the effective date of our REIT election, that is, January 1, 2015, or (ii) an asset that we or a QRS hold following the liquidation or other conversion of a former TRS). This built-in-gains tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset (e.g. January 1, 2015 in the case of REIT assets we held at the time of our REIT conversion), to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset. If we fail to remain qualified for U.S. federal income taxation as a REIT, we will be subject to federal income tax at regular corporate tax rates. Even if we remain qualified for U.S. federal income taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRSs' operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules and some may not follow them at all.
On March 22, 2017 and June 21, 2017, we paid quarterly cash dividends of $2.00 per share, and on August 2, 2017 we declared a quarterly cash dividend of $2.00 per share, payable on September 20, 2017 to stockholders of record on August 23, 2017. We expect the amount of all 2017 quarterly distributions and other applicable distributions to equal or exceed the taxable income to be recognized in 2017.
We continue to monitor our REIT compliance in order to maintain our qualification for U.S. federal income taxation as a REIT. For this and other reasons, as necessary we may convert certain of our data center operations in additional countries into the REIT structure in future periods.

Results of Operations
Our results of operations for the three and six months ended June 30, 2017 include the results of operations of the Selected Verizon Data Center Business Acquisition from May 1, 2017, the Paris IBX data center acquisition (the "Paris IBX Data Center Acquisition") from January 1, 2017 and the IO Acquisition from February 3, 2017. Our results of operations for the six months ended June 30, 2016 include the results of operations of TelecityGroup from January 15, 2016.
Discontinued Operations
We present the results of operations associated with the TelecityGroup data centers that were divested in July 2016 as discontinued operations in our condensed consolidated statement of operations for the three and six months ended June 30, 2016. We did not have any discontinued operations activity during the three and six months ended June 30, 2017.
Three Months Ended June 30, 2017 and 2016
Revenues. Our revenues for the three months ended June 30, 2017 and 2016 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three Months Ended June 30,				% Change
	2017	%	2016	%	Actual	Constant Currency
Americas:
Recurring revenues	$509,920	48%	$393,479	44%	30%	29%
Non-recurring revenues	23,688	2%	19,992	2%	18%	18%
	533,608	50%	413,471	46%	29%	28%
EMEA:
Recurring revenues	304,581	29%	281,810	31%	8%	14%
Non-recurring revenues	18,363	2%	18,799	2%	(2)%	2%
	322,944	31%	300,609	33%	7%	13%
Asia-Pacific:
Recurring revenues	195,547	18%	176,017	20%	11%	13%
Non-recurring revenues	14,322	1%	10,413	1%	38%	41%
	209,869	19%	186,430	21%	13%	15%
Total:
Recurring revenues	1,010,048	95%	851,306	95%	19%	21%
Non-recurring revenues	56,373	5%	49,204	5%	15%	17%
	$1,066,421	100%	$900,510	100%	18%	21%
Americas Revenues. Revenues for our Americas region for the three months ended June 30, 2017 included approximately $86.7 million of revenues attributable to the Acquisition. Our revenues from the U.S., the largest revenue contributor in the Americas region for the period, represented approximately 91% and 92%, respectively, of the regional revenues during the three months ended June 30, 2017 and 2016. Excluding revenues attributable to the Acquisition, our Americas revenue growth was primarily due to (i) approximately $9.8 million of revenues generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, New York, Sao Paulo, Silicon Valley and Washington, D.C. metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended June 30, 2017, the U.S. dollar was generally weaker relative to the Brazilian real than during the three months ended June 30, 2016, resulting in approximately $2.5 million of favorable foreign currency impact on our Americas revenues during the three months ended June 30, 2017 compared to average exchange rates during the three months ended June 30, 2016.

EMEA Revenues. Revenues for our EMEA region for the three months ended June 30, 2017 included approximately $3.0 million of revenues attributable to the Paris IBX Data Center Acquisition, which closed in August 2016, and the IO Acquisition, which closed in February 2017. Our revenues from the UK, the largest revenue contributor in the EMEA region for the period, represented approximately 30% and 34%, respectively, of the regional revenues during the three months ended June 30, 2017 and 2016. Excluding revenues attributable to the Paris IBX Data Center Acquisition and the IO Acquisition, our EMEA revenue growth was primarily due to (i) approximately $29.3 million of revenues from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Dublin, Frankfurt, Helsinki, London, Paris, and Zurich metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended June 30, 2017, the impact of foreign currency fluctuations resulted in approximately $18.1 million of net unfavorable foreign currency impact to our EMEA revenues primarily due to a generally stronger U.S. dollar relative to the British pound and Euro during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Asia-Pacific Revenues. Our revenues from Japan, the largest revenue contributor in the Asia-Pacific region for the period, represented approximately 35% and 34%, respectively, of the regional revenues during the three months ended June 30, 2017 and 2016. Our Asia-Pacific revenue growth was primarily due to (i) approximately $15.3 million of revenue generated from our recently-opened IBX data center expansions in the Hong Kong, Melbourne, Shanghai, Osaka, Sydney and Tokyo metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended June 30, 2017, the impact of foreign currency fluctuations resulted in approximately $4.3 million of net unfavorable foreign currency impact to our Asia-Pacific revenues primarily due to a generally stronger U.S. dollar relative to Singapore dollar and Japanese yen during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Cost of Revenues. Our cost of revenues for the three months ended June 30, 2017 and 2016 were split among the following geographic regions (dollars in thousands):

	Three Months Ended June 30,				% Change
	2017	%	2016	%	Actual	Constant Currency
Americas	$231,407	44%	$171,014	38%	35%	34%
EMEA	175,455	34%	169,969	37%	3%	9%
Asia-Pacific	115,341	22%	115,984	25%	(1)%	1%
Total	$522,203	100%	$456,967	100%	14%	17%

	Three Months Ended June 30,
	2017	2016
Cost of revenues as a percentage of revenues:
Americas	43%	41%
EMEA	54%	57%
Asia-Pacific	55%	62%
Total	49%	51%
Americas Cost of Revenues. Cost of revenues for our Americas region for the three months ended June 30, 2017 included approximately $37.1 million of costs of revenues attributable to the Acquisition. Excluding the impact from the Acquisition, our Americas cost of revenues for the three months ended June 30, 2017 and 2016 included $65.4 million and $59.3 million, respectively, of depreciation expense. The growth in depreciation expense was primarily due to our IBX data center expansion activity. In addition to the increase in depreciation expense, the increase in our Americas cost of revenues for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to (i) $9.5 million of higher repairs and maintenance, utilities, taxes, licenses, and insurance in support of our business growth, (ii) $4.4 million of higher other costs of sales, including third party service costs, and (iii) $3.3 million of higher compensation costs, including general salaries, bonuses and stock-based compensation and higher headcount growth (1,050 Americas cost of revenues employees, excluding the Acquisition, as of June 30, 2017 versus 988 as of June 30, 2016). For the three months ended June 30, 2017, the impact of foreign currency fluctuations on our Americas cost of revenues was not significant when compared to average exchange rates of the three months ended June 30, 2016. We expect Americas cost of revenues to increase as we continue to grow our business, including results from the newly acquired business from the Acquisition.

EMEA Cost of Revenues. Cost of revenues for our EMEA region for the three months ended June 30, 2017 included approximately $3.8 million of costs of revenues attributable to the Paris IBX Data Center Acquisition and the IO Acquisition. Excluding the impacts from these acquisitions, the increase in our EMEA cost of revenues was primarily due to (i) $4.3 million of higher utilities, rent, consulting, and repairs and maintenance costs in support of our business growth and (ii) $5.4 million of higher other costs of sales, including third party and managed services and the impact from cash flow hedges, partially offset by $5.8 million of lower depreciation and accretion expenses due to lease renewals and real estate purchases, and $1.7 million of lower compensation cost. During the three months ended June 30, 2017, the impact of foreign currency fluctuations on our EMEA cost of revenues resulted in approximately $9.9 million of net favorable foreign currency impact to our EMEA cost of revenues primarily due to a generally stronger U.S. dollar relative to the British pound and Euro during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. We expect EMEA cost of revenues to increase as we continue to grow our business.
Asia-Pacific Cost of Revenues. Our Asia-Pacific cost of revenues for the three months ended June 30, 2017 and 2016 included $45.4 million and $46.9 million, respectively, of depreciation expense. Our Asia-Pacific cost of revenues did not materially change during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. During the three months ended June 30, 2017, the impact of foreign currency fluctuations resulted in approximately $2.3 million of net favorable foreign currency impact to our Asia-Pacific cost of revenues primarily due to a generally stronger U.S. dollar relative to the Singapore dollar and Japanese yen during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.
Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended June 30, 2017 and 2016 were split among the following geographic regions (dollars in thousands):

	Three Months Ended June 30,				% Change
	2017	%	2016	%	Actual	Constant Currency
Americas	$85,740	60%	$57,256	53%	50%	49%
EMEA	36,277	26%	34,203	32%	6%	14%
Asia-Pacific	19,549	14%	16,373	15%	19%	22%
Total	$141,566	100%	$107,832	100%	31%	34%

	Three Months Ended June 30,
	2017	2016
Sales and marketing expenses as a percentage of revenues:
Americas	16%	14%
EMEA	11%	11%
Asia-Pacific	9%	9%
Total	13%	12%
Americas Sales and Marketing Expenses. Sales and marketing expenses for our Americas region for the three months ended June 30, 2017 included approximately $20.0 million of sales and marketing expenses attributable to the Acquisition, which is primarily related to the amortization of the acquired intangible assets. Excluding the impact from the Acquisition, the increase in our Americas sales and marketing expenses for the three months ended June 30, 2017 was primarily due to $7.9 million of higher compensation costs, including sales compensation, general salaries, bonuses and stock-based compensation and headcount growth (623 Americas sales and marketing employees, excluding the Acquisition, as of June 30, 2017 versus 529 as of June 30, 2016). For the three months ended June 30, 2017, the impact of foreign currency fluctuations to our Americas sales and marketing expenses was not significant when compared to average exchange rates of the three months ended June 30, 2016. Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenues. These investments have included the hiring of additional headcount and new product innovation efforts. We anticipate that we will continue to invest in Americas sales and marketing initiatives. We expect our Americas sales and marketing expenses to continue to increase as we continue to grow our business, including impact from the Acquisition.
EMEA Sales and Marketing Expenses. The increase in sales and marketing expenses for our EMEA region for the three months ended June 30, 2017 was primarily due to $2.2 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (370 EMEA sales and marketing employees as of June 30,

2017 versus 319 as of June 30, 2016), partially offset by a decrease in amortization expense. For the three months ended June 30, 2017, the impact of foreign currency fluctuations resulted in approximately $2.7 million of net favorable foreign currency impact to our EMEA sales and marketing expenses primarily due to a generally stronger U.S. dollar relative to the British pound and Euro during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenues. These investments have included the hiring of additional headcount and new product innovation efforts. We expect our EMEA sales and marketing expenses to increase as we continue to grow our business.
Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses for the three months ended June 30, 2017 was primarily due to $1.7 million of higher compensation costs, including sales compensation, general salaries, bonuses and stock-based compensation and headcount growth (290 Asia-Pacific sales and marketing employees as of June 30, 2017 versus 268 as of June 30, 2016) during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. For the three months ended June 30, 2017, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the three months ended June 30, 2016. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenues. These investments have included the hiring of additional headcount and new product innovation efforts. We expect our Asia-Pacific sales and marketing expenses to increase as we continue to grow our business.
General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2017 and 2016 were split among the following geographic regions (dollars in thousands):

	Three Months Ended June 30,				% Change
	2017	%	2016	%	Actual	Constant Currency
Americas	$116,986	62%	$96,837	57%	21%	21%
EMEA	54,319	28%	52,971	31%	3%	11%
Asia-Pacific	20,050	10%	18,654	12%	7%	10%
Total	$191,355	100%	$168,462	100%	14%	16%

	Three Months Ended June 30,
	2017	2016
General and administrative expenses as a percentage of revenues:
Americas	22%	23%
EMEA	17%	18%
Asia-Pacific	10%	10%
Total	18%	19%
Americas General and Administrative Expenses. General and administrative expenses for our Americas region for the three months ended June 30, 2017 included approximately $2.2 million of general and administrative expenses attributable to the Acquisition. Excluding the impact from the Acquisition, the increase in our Americas general and administrative expenses was primarily due to (i) $5.8 million of higher compensation costs, including general salaries, bonuses, stock-based compensation, and headcount growth (958 Americas general and administrative employees, excluding the Acquisition, as of June 30, 2017 versus 891 as of June 30, 2016), (ii) $5.7 million of higher office and consulting expenses in support of our business growth and (iii) $5.2 million of higher depreciation expense associated with the implementation of certain systems to improve our quote to order and billing processes and continued improvement of other back office systems. During the three months ended June 30, 2017, the impact of foreign currency fluctuations to our Americas general and administrative expenses was not significant when compared to average exchange rates for the three months ended June 30, 2016. Going forward, although we are carefully monitoring our spending, we expect Americas general and administrative expenses to increase as we continue to further support our operations, including additional investments in our back office systems and maintaining our REIT qualification, and impact from the Acquisition.
EMEA General and Administrative Expenses. The increase in our EMEA general and administrative expenses was primarily due to $5.8 million of higher compensation expenses, including higher general salaries and benefits resulting from the headcount growth (724 EMEA general and administrative employees as of June 30, 2017 versus 677 as of June 30, 2016). This increase was partially offset by $4.8 million of lower travel, consulting, repairs and maintenance, utilities and amortization expenses. For the three months ended June 30, 2017, the impact of foreign currency fluctuations resulted in approximately $4.4 million of net favorable foreign currency impact to our EMEA general and administrative expenses primarily due to a generally stronger U.S. dollar relative to the British pound and Euro during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Over the last several years, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to further support our operations, as well as ongoing integration of TelecityGroup.
Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The impact of foreign currency fluctuations to our Asia-Pacific general and administrative expenses for the three months ended June 30, 2017 was not significant when compared to average exchange rates of the three months ended June 30, 2016. Going forward, although we are carefully monitoring our spending, we expect Asia-Pacific general and administrative expenses to increase as we continue to further support our operations.
Acquisition Costs. During the three months ended June 30, 2017, we recorded acquisition costs totaling $26.4 million primarily for the Acquisition in the Americas region. During the three months ended June 30, 2016, we recorded acquisition costs totaling $15.6 million primarily in the EMEA region.
Gain on Asset Sales. We did not have any asset sales during the three months ended June 30, 2017 and 2016.
Income from Continuing Operations. Our income from continuing operations for the three months ended June 30, 2017 and 2016 was split among the following geographic regions (dollars in thousands):

	Three Months Ended June 30,				% Change
	2017	%	2016	%	Actual	Constant Currency
Americas	$75,039	40%	$87,100	58%	(14)%	(14)%
EMEA	54,927	30%	29,096	19%	89%	92%
Asia-Pacific	54,929	30%	35,459	23%	55%	58%
Total	$184,895	100%	$151,655	100%	22%	23%
Americas Income from Continuing Operations. The decrease in our Americas income from continuing operations was primarily due to the acquisition costs, and increased depreciation and amortization of intangibles in connection with the Acquisition. Additionally, the decrease was due to higher cost of revenues and sales and marketing expenses as a percentage of revenues primarily attributable to higher compensation and operational expenses to support our growth. The impact of foreign currency fluctuations on our Americas income from continuing operations for the three months ended June 30, 2017 was not significant when compared to average exchange rates of the three months ended June 30, 2016.
EMEA Income from Continuing Operations. The increase in our EMEA income from continuing operations was primarily due to higher revenues as a result of our IBX data center expansion activity and acquisitions, as described above, as well as lower cost of revenues and operating expenses as a percentage of revenues and lower acquisition costs incurred for the three months ended June 30, 2017. We incurred $2.0 million of acquisition costs for the three months ended June 30, 2017 and $14.4 million of acquisition costs, which was primarily related to our acquisition of TelecityGroup, during the three months ended June 30, 2016. The impact of foreign currency fluctuations on our EMEA income from continuing operations for the three months ended June 30, 2017 was not significant when compared to average exchange rates of the three months ended June 30, 2016.
Asia-Pacific Income from Continuing Operations. The increase in our Asia-Pacific income from continuing operations was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above and lower cost of revenues as a percentage of revenues. The impact of foreign currency fluctuations on our Asia-Pacific income from continuing operations for the three months ended June 30, 2017 was not significant when compared to average exchange rates of the three months ended June 30, 2016.
Interest Income. Interest income was $4.4 million and $0.8 million, respectively, for the three months ended June 30, 2017 and 2016. The average annualized yield for the three months ended June 30, 2017 was 0.59% versus 0.46% for the three months ended June 30, 2016.
Interest Expense. Interest expense increased to $119.0 million for the three months ended June 30, 2017 from $100.3 million for the three months ended June 30, 2016. The increase in interest expense was primarily due to the Term B-2 Loan borrowings of €1.0 billion, or approximately $1.1 billion at the exchange rate in effect at the time of borrowing in January 2017. Additionally, the increase was also attributable to our issuance of $1.25 billion of 2027 Senior Notes in March 2017, as well as additional financings such as various capital lease and other financing obligations to support our expansion projects. During the three months ended June 30, 2017 and 2016, we capitalized $8.0 million and $3.2 million, respectively, of interest expense to construction in progress. We expect to incur higher interest expense going forward in connection with higher indebtedness that we incurred during the first quarter of 2017.
Other Income. We recorded net other income of $1.3 million and $1.6 million, respectively, for the three months ended June 30, 2017 and June 30, 2016, which was primarily due to foreign currency exchange gains and losses during those periods.
Loss on debt extinguishment. We recorded a $16.4 million net loss on debt extinguishment during the three months ended June 30, 2017 as a result of lease amendments in the Asia Pacific and EMEA regions and a lease termination in connection with a real estate property purchase in EMEA region. During the three months ended June 30, 2016, we recorded a $0.6 million loss on debt extinguishment as a result of the prepayment and termination of our 2012 and 2013 Brazil financings.
Income Taxes. Effective January 1, 2015, we have operated as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income taxes on our taxable income distributed to our stockholders. We intend to distribute and have distributed the entire taxable income generated by the operations of the Company parent and its QRSs for the tax years ended December 31, 2017 and December 31, 2016, respectively. As such, no provision for U.S. income taxes for the REIT and its QRSs has been included in the accompanying condensed consolidated financial statements for the three months ended June 30, 2017 and 2016.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as a QRS or TRS have been accrued, as necessary, for the three months ended June 30, 2017 and 2016.
For the three months ended June 30, 2017 and 2016, we recorded $9.3 million and $13.8 million of income tax expense, respectively. Our effective tax rates were 16.9% and 26.0%, respectively, for the three months ended June 30, 2017 and 2016. The decrease in the effective tax rate for the three months ended June 30, 2017 as compared to the same period in 2016 is primarily due to the non-tax deductible costs incurred in the prior period related to the TelecityGroup Acquisition.
Income from Discontinued Operations. Our net income from discontinued operations was $5.4 million for the three months ended June 30, 2016. We did not have discontinued operations during the three months ended June 30, 2017.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gain on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to income or loss from operations. Our adjusted EBITDA for the three months ended June 30, 2017 and 2016 was split among the following geographic regions (dollars in thousands):

	Three Months Ended June 30,				% Change
	2017	%	2016	%	Actual	Constant Currency
Americas	$258,151	50%	$195,028	46%	32%	32%
EMEA	141,622	28%	133,455	32%	6%	12%
Asia-Pacific	109,535	22%	91,808	22%	19%	22%
Total	$509,308	100%	$420,291	100%	21%	23%
Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was primarily due to the Acquisition, and higher revenues as a result of our IBX data center expansion activity and organic growth as described above. The impact of foreign currency fluctuations on our Americas adjusted EBITDA for the three months ended June 30, 2017 was not significant when compared to average exchange rates of the three months ended June 30, 2016.
EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and acquisitions, as described above, and lower integration costs relating to the TelecityGroup Acquisition in the current year compared to the same period in the prior year. During the three months ended June 30, 2017, currency fluctuations resulted in approximately $7.3 million of net unfavorable foreign currency impact to our EMEA adjusted

EBITDA primarily due to a generally stronger U.S. dollar relative to the British pound and Euro during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Asia-Pacific Adjusted EBITDA. The increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above. During the three months ended June 30, 2017, the impact of foreign currency fluctuations resulted in approximately $2.3 million of net unfavorable foreign currency impact to our Asia-Pacific adjusted EBITDA primarily due to a generally stronger U.S. dollar relative to Singapore dollar and Japanese yen during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Six Months Ended June 30, 2017 and 2016
Revenues. Our revenues for the six months ended June 30, 2017 and 2016 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Six Months Ended June 30,				% change
	2017	%	2016	%	Actual	Constant currency
Americas:
Recurring revenues	$926,023	46%	$773,635	44%	20%	19%
Non-recurring revenues	44,032	2%	44,230	3%	—%	(1)%
	970,055	48%	817,865	47%	19%	18%
EMEA:
Recurring revenues	601,188	30%	535,191	31%	12%	19%
Non-recurring revenues	36,603	2%	33,274	2%	10%	16%
	637,791	32%	568,465	33%	12%	19%
Asia-Pacific:
Recurring revenues	381,277	19%	339,100	19%	12%	13%
Non-recurring revenues	26,823	1%	19,236	1%	39%	40%
	408,100	20%	358,336	20%	14%	15%
Total:
Recurring revenues	1,908,488	95%	1,647,926	94%	16%	18%
Non-recurring revenues	107,458	5%	96,740	6%	11%	13%
	$2,015,946	100%	$1,744,666	100%	16%	17%
Americas Revenues. Revenues for our Americas region for the six months ended June 30, 2017 included approximately $86.7 million of revenues attributable to the Acquisition. Our revenues from the U.S., the largest revenue contributor in the Americas region for the period, represented approximately 91% and 93%, respectively, of the regional revenues during the six months ended June 30, 2017 and 2016. Excluding revenues attributable to the Acquisition, growth in Americas revenues was primarily due to (i) approximately $16.0 million of revenues generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, New York, Sao Paulo, Silicon Valley and Washington, D.C. metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the six months ended June 30, 2017, the U.S. dollar was generally weaker relative to the Brazilian real than during the six months ended June 30, 2016, resulting in approximately $8.9 million of net favorable foreign currency impact to our Americas revenues during the six months ended June 30, 2017 compared to average exchange rates during the six months ended June 30, 2016.
EMEA Revenues. Revenues for our EMEA region for the six months ended June 30, 2017 include $24.7 million of revenues attributable to the first 15 days of 2017 resulting from the TelecityGroup Acquisition that closed on January 15, 2016, the Paris IBX Data Center Acquisition, which closed in August 2016, and the IO Acquisition, which closed in February 2017. Our revenues from the UK, the largest revenue contributor in the EMEA region, represented approximately 29% of regional revenues for the six months ended June 30, 2017 compared to 34% of regional revenues for the six months ended June 30, 2016. Excluding the acquisitions, our EMEA revenue growth was primarily due to (i) approximately $58.2 million of revenues from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Dublin, Frankfurt, Helsinki, London, Paris, and Zurich metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the six months ended June 30, 2017, the impact of foreign currency fluctuations resulted in approximately $39.3 million of net unfavorable foreign currency impact to our EMEA revenues primarily due to a generally stronger U.S. dollar relative to the British pound and Euro during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.
Asia-Pacific Revenues. Our revenues from Japan, our largest revenue contributor in the Asia-Pacific region, represented approximately 34% of regional revenues for both the six months ended June 30, 2017 and 2016. Our Asia-Pacific revenue growth was primarily due to (i) approximately $30.1 million of revenues generated from our recently-opened IBX data center expansions in the Hong Kong, Melbourne, Osaka, Shanghai, Sydney and Tokyo metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the six months ended June 30, 2017, the U.S. dollar was generally stronger relative to the Singapore dollar and Japanese yen than during the six months ended June 30, 2016, resulting in approximately $2.9 million of net unfavorable foreign currency impact to our Asia-Pacific revenues during the six months ended June 30, 2017 when compared to average exchange rates during the six months ended June 30, 2016.
Cost of Revenues. Our cost of revenues for the six months ended June 30, 2017 and 2016 were split among the following geographic regions (dollars in thousands):

	Six Months Ended June 30,				% change
	2017	%	2016	%	Actual	Constant currency
Americas	$410,454	42%	$341,140	39%	20%	19%
EMEA	348,615	35%	321,731	36%	8%	15%
Asia-Pacific	232,095	23%	221,776	25%	5%	5%
Total	$991,164	100%	$884,647	100%	12%	14%

	Six Months Ended June 30,
	2017	2016
Cost of revenues as a percentage of revenues:
Americas	42%	42%
EMEA	55%	57%
Asia-Pacific	57%	62%
Total	49%	51%
Americas Cost of Revenues. Cost of revenues for our Americas region for the six months ended June 30, 2017 included approximately $37.1 million of costs of revenues attributable to the Acquisition. Excluding the impact from the Acquisition, depreciation expense was $129.1 million and $118.1 million for the six months ended June 30, 2017 and 2016, respectively. The growth in depreciation expense was primarily due to our IBX expansion activity. In addition to the $11.0 million increase in depreciation expense, the remaining increase in our Americas cost of revenues for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to (i) $14.5 million of higher utilities, repairs and maintenance, taxes, licenses, insurance, and other cost of sales in support of our business growth, and (ii) $5.9 million of higher compensation costs, including sales compensation, general salaries, bonuses and stock-based compensation and higher headcount growth (1,050 Americas cost of revenues employees, excluding the Acquisition, as of June 30, 2017 versus 988 as of June 30, 2016). During the six months ended June 30, 2017, the impact of foreign currency fluctuations resulted in approximately $6.0 million of net unfavorable foreign currency impact to our Americas cost of revenues primarily due to a generally weaker U.S. dollar relative to the Brazilian real during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. We expect Americas cost of revenues to increase as we continue to grow our business, including results from the newly acquired business from the Acquisition.
EMEA Cost of Revenues. Cost of revenues for our EMEA region for the six months ended June 30, 2017 included $19.4 million of cost of revenues attributable to the first 15 days of 2017 resulting from the TelecityGroup Acquisition that closed on January 15, 2016, the Paris IBX Data Center Acquisition, which closed in August 2016, and the IO Acquisition, which closed in February 2017. Excluding cost of revenues attributable to these acquisitions, the increase in our EMEA cost of revenues was primarily due to $16.1 million of other cost of sales, including third party and managed service expenses, and $8.1 million of higher utilities in support of our business growth, partially offset by $10.8 million of lower depreciation and accretion expense resulting from real estate purchases and lease renewals, $3.4 million of lower office expense, rent and repairs and maintenance expense, and $2.6 million of lower compensation costs. During the six months ended June 30, 2017 the impact of foreign currency fluctuations on our EMEA cost of revenues resulted in approximately $21.7 million of net favorable foreign currency impact to our EMEA cost of revenues primarily due to a generally stronger U.S. dollar relative to the British pound and Euro during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. We expect EMEA cost of revenues to increase as we continue to grow our business.
Asia-Pacific Cost of Revenues. The increase in our Asia-Pacific cost of revenues was primarily due to (i) $6.8 million higher consulting, bandwidth cost, managed service expense and other cost of sales to support our business growth, (ii) $2.1 million of higher compensation costs, including sales compensation, general salaries, bonuses and stock-based compensation and headcount growth (787 Asia-Pacific cost of revenues employees as of June 30, 2017 versus 757 as of June 30, 2016), and (iii) $1.6 million increase in depreciation expense from our IBX data center expansion activity. During the six months ended June 30, 2017, the U.S. dollar was generally stronger relative to the Singapore dollar and Japanese yen than during the six months ended June 30, 2016, resulting in approximately $1.5 million of net favorable foreign currency impact to our Asia-Pacific cost of revenues during the six months ended June 30, 2017 when compared to average exchange rates during the six months ended June 30, 2016. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.
Sales and Marketing Expenses. Our sales and marketing expenses for the six months ended June 30, 2017 and 2016 were split among the following geographic regions (dollars in thousands):

	Six Months Ended June 30,				% change
	2017	%	2016	%	Actual	Constant currency
Americas	$152,389	56%	$115,009	53%	33%	32%
EMEA	77,948	29%	66,054	31%	18%	28%
Asia-Pacific	40,156	15%	33,359	16%	20%	21%
Total	$270,493	100%	$214,422	100%	26%	29%

	Six Months Ended June 30,
	2017	2016
Sales and marketing expenses as a percentage of revenues:
Americas	16%	14%
EMEA	12%	12%
Asia-Pacific	10%	9%
Total	13%	12%
Americas Sales and Marketing Expenses. Sales and marketing expenses for our Americas region for the six months ended June 30, 2017 included approximately $20.0 million of sales and marketing expenses attributable to the Acquisition and is primarily related to the amortization of the acquired intangible assets. Excluding the impact from the Acquisition, the increase in our Americas sales and marketing expenses was primarily due to $15.0 million of higher compensation costs, including sales compensation, general salaries, bonuses and stock-based compensation and headcount growth (623 Americas sales and marketing employees, excluding the Acquisition, as of June 30, 2017 versus 529 as of June 30, 2016) and $1.9 million of higher consulting expenses to support our growth. During the six months ended June 30, 2017, the impact of foreign currency fluctuations to our Americas sales and marketing expenses was not significant when compared to average exchange rates during the six months ended June 30, 2016. We anticipate that we will continue to invest in Americas sales and marketing initiatives and expect our Americas sales and marketing expenses to continue to increase as we continue to grow our business, including impact from the Acquisition.
EMEA Sales and Marketing Expenses. The increase in sales and marketing expenses for our EMEA region was primarily due to (i) $5.0 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (370 EMEA sales and marketing employees as of June 30, 2017 versus 319 as of June 30, 2016) and (ii) $5.2 million of higher bad debt expenses. During the six months ended June 30, 2017, the impact of foreign currency fluctuations to our EMEA sales and marketing expenses resulted in approximately $6.4 million of net favorable foreign currency impact to our EMEA sales and marketing expenses primarily due to a generally stronger U.S. dollar relative to the British pound and Euro during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenues. These investments have included the hiring of additional headcount and new product innovation efforts.

Asia-Pacific Sales and Marketing Expenses.  The increase in our Asia-Pacific sales and marketing expenses was primarily due to $3.0 million of higher rent and entertainment expenses in support of our growth and $3.5 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (290 Asia-Pacific general and administrative employees as of June 30, 2017 versus 268 as of June 30, 2016). For the six months ended June 30, 2017, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates for the six months ended June 30, 2016. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenues. These investments have included the hiring of additional headcount and new product innovation efforts.
General and Administrative Expenses. Our general and administrative expenses for the six months ended June 30, 2017 and 2016 were split among the following geographic regions (dollars in thousands):

	Six Months Ended June 30,				% change
	2017	%	2016	%	Actual	Constant currency
Americas	$225,320	60%	$189,941	57%	19%	18%
EMEA	107,636	29%	108,448	32%	(1)%	8%
Asia-Pacific	39,798	11%	35,977	11%	11%	12%
Total	$372,754	100%	$334,366	100%	11%	14%

	Six Months Ended June 30,
	2017	2016
General and administrative expenses as a percentage of revenues:
Americas	23%	23%
EMEA	17%	19%
Asia-Pacific	10%	10%
Total	18%	19%
Americas General and Administrative Expenses. General and administrative expenses for our Americas region for the six months ended June 30, 2017 included approximately $2.2 million of general and administrative expenses attributable to the Acquisition. Excluding the impact from the Acquisition, the increase in our Americas general and administrative expenses was primarily due to (i) $12.0 million of higher compensation costs, including general salaries, bonuses, stock-based compensation, and headcount growth (958 Americas general and administrative employees, excluding the Acquisition, as of June 30, 2017 versus 891 as of June 30, 2016), (ii) $11.7 million of higher depreciation expense associated with certain systems to improve our quote to order and billing processes and other systems to support the integration and growth of our business and (iii) $8.4 million of higher office expense, consulting and other cost of sales to support our growth. During the six months ended June 30, 2017, the impact of foreign currency fluctuations to our Americas general and administrative expenses was not significant when compared to average exchange rates for the six months ended June 30, 2016. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments in improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. Going forward, although we are carefully monitoring our spending, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including these investments in our back office systems and maintaining our REIT qualification. We also expect our Americas general and administrative expenses to increase as we continue to grow our business and as a result of the Acquisition.
EMEA General and Administrative Expenses. Our EMEA general and administrative expenses did not materially change for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. During the six months ended June 30, 2017, the impact of foreign currency fluctuations to our EMEA general and administrative expenses resulted in approximately $9.8 million of net favorable foreign currency impact to our EMEA general and administrative expenses primarily due to a generally stronger U.S. dollar relative to the British pound and Euro during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending given the current economic environment, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth, as well as integration of TelecityGroup.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expense was primarily due to $3.4 million of higher depreciation expenses and $1.4 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (391 Asia-Pacific general and administrative employees as of June 30, 2017 versus 286 as of June 30, 2016), which partially offset by a decrease in rent and repair and maintenance expense. For the six months ended June 30, 2017, the impact of foreign currency fluctuations to our Asia-Pacific general and administrative expenses was not significant when compared to average exchange rates of the six months ended June 30, 2016. Going forward, although we are carefully monitoring our spending, we expect Asia-Pacific general and administrative expenses to increase as we continue to support our growth.
Acquisition Costs. During the six months ended June 30, 2017, we recorded acquisition costs totaling $29.4 million primarily in the Americas and EMEA regions. During the six months ended June 30, 2016, we recorded acquisition costs totaling $52.1 million primarily in the EMEA region.
Gain on Asset Sales. During the six months ended June 30, 2016, we recorded a gain on asset sales of $5.2 million primarily in the Americas region. We did not have any gain on asset sales during the six months ended June 30, 2017.
Income from Continuing Operations. Our income from continuing operations for the six months ended June 30, 2017 and 2016 was split among the following geographic regions (dollars in thousands):

	Six Months Ended June 30,				% change
	2017	%	2016	%	Actual	Constant currency
Americas	$156,149	45%	$175,639	67%	(11)%	(12)%
EMEA	99,908	28%	21,677	8%	361%	367%
Asia-Pacific	96,051	27%	67,027	25%	43%	44%
Total	$352,108	100%	$264,343	100%	33%	34%
Americas Income from Continuing Operations. The decrease in our Americas income from continuing operations was due to the acquisition costs, increased depreciation and amortization of intangibles in connection with the Acquisition. During the six months ended June 30, 2017, we incurred $25.7 million of acquisition costs, which was primarily related to the Acquisition and $1.4 million of acquisition costs during six months ended June 30, 2016. Additionally, we incurred additional amortization of the acquired intangible assets resulted from the Acquisition, partially offset by higher revenues as result of our IBX data center expansion activity and organic growth as described above. The impact of foreign currency fluctuations on our Americas income from continuing operations for the six months ended June 30, 2017 was not significant when compared to average exchange rates of the six months ended June 30, 2016.
EMEA Income from Continuing Operations. The increase in our EMEA income from continuing operations was primarily due to higher revenues as a result of our IBX data center expansion activity and acquisitions, as described above, as well as lower costs of revenues as a percentage of revenues and lower acquisition costs incurred for the six months ended June 30, 2017. We incurred $3.7 million of acquisition costs during the six months ended June 30, 2017 and $50.6 million of acquisition costs, which was primarily related to our acquisition of TelecityGroup, during the six months ended June 30, 2016. During the six months ended June 30, 2017, the impact of foreign currency fluctuations on our EMEA income from continuing operations was not significant when compared to average exchange rates of the six months ended June 30, 2016.
Asia-Pacific Income from Continuing Operations. The increase in our Asia-Pacific income from continuing operations was primarily due to higher revenues as result of our IBX data center expansion activity and organic growth as described above and lower cost of revenues as a percentage of revenues. During the six months ended June 30, 2017, the impact of foreign currency fluctuations on our Asia-Pacific income from continuing operations was not significant when compared to average exchange rates of the six months ended June 30, 2016.
Interest Income. Interest income was $7.5 million and $1.8 million, respectively, for the six months ended June 30, 2017 and 2016. The average annualized yield for the six months ended June 30, 2017 was 0.51% versus 0.33% for the six months ended June 30, 2016.
Interest Expense. Interest expense increased to $230.7 million for the six months ended June 30, 2017 from $201.2 million for the six months ended June 30, 2016. The increase in interest expense was primarily due to the Term B-2 Loan borrowings of €1.0 billion, or approximately $1.1 billion at the exchange rate in effect at the time of borrowing in January 2017. Additionally, the increase was also attributable to our issuance of $1.25 billion of 2027 Senior Notes in March 2017, as well as additional financings such as various capital lease and other financing obligations to support our expansion projects. During the six months ended June 30, 2017 and 2016, we capitalized $14.4 million and $5.5 million, respectively, of interest expense to construction in progress. We expect to incur higher interest expense going forward in connection with higher indebtedness that we incurred during the first quarter of 2017.
Other Income (Expense). We recorded net other income of $1.6 million and net expense of $59.2 million, respectively, of other income (expense), for the six months ended June 30, 2017 and 2016, primarily due to foreign currency exchange gains and losses during the periods, including $63.5 million in foreign currency losses for the six months ended June 30, 2016 as a result of completing the acquisition of TelecityGroup.
Loss on debt extinguishment. We recorded $19.9 million net loss on debt extinguishment during the six months ended June 30, 2017 as a result of lease amendments in Asia Pacific and EMEA regions and lease terminations in connection of real estate property purchases in Americas and EMEA regions. During the six months ended June 30, 2016, we recorded $0.6 million loss on debt extinguishment as a result of the prepayment and termination of our 2012 and 2013 Brazil financings.
Income Taxes.  Effective January 1, 2015, we have operated as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income taxes on our taxable income distributed to our stockholders. We intend to distribute and have distributed the entire taxable income generated by the operations of the Company parent and its QRSs for the tax years ended December 31, 2017 and December 31, 2016, respectively. As such, no provision for U.S. income taxes for the REIT and its QRSs has been included in the accompanying condensed consolidated financial statements for the six months ended June 30, 2017 and 2016.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as a QRS or TRS have been accrued, as necessary, for the six months ended June 30, 2017 and 2016.
For the six months ended June 30, 2017 and 2016, we recorded $22.7 million and $3.2 million of income tax expense, respectively. Our effective tax rates were 20.5% and 61.7%, respectively, for the six months ended June 30, 2017 and 2016. The decrease in the effective tax rate for the six months in 2017 as compared to the same period in 2016 is primarily due to the significant acquisition costs incurred in the prior period for the TelecityGroup Acquisition that were not tax deductible.
Income from Discontinued Operations. We did not have discontinued operations during the six months ended June 30, 2017. Our net income from discontinued operations was $11.6 million for the six months ended June 30, 2016.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gains on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income. Our adjusted EBITDA for the six months ended June 30, 2017 and 2016 was split among the following geographic regions (dollars in thousands):

	Six Months Ended June 30,				% change
	2017	%	2016	%	Actual	Constant currency
Americas	$456,770	49%	$379,488	47%	20%	19%
EMEA	271,176	29%	244,944	31%	11%	17%
Asia-Pacific	208,936	22%	176,509	22%	18%	19%
Total	$936,882	100%	$800,941	100%	17%	19%
Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was primarily due to the Acquisition, higher revenues as a result of our IBX data center expansion activity and organic growth as described above. During the six months ended June 30, 2017, currency fluctuations resulted in approximately $3.4 million of net favorable foreign currency impact on our Americas adjusted EBITDA primarily due to the generally weaker U.S. dollar relative to the Brazilian real during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.
EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above and lower cost of revenues as a percentage of revenues. During the six months ended June 30, 2017, currency fluctuations resulted in approximately $15.0 million of net unfavorable foreign currency impact to our EMEA adjusted EBITDA primarily due to a generally stronger U.S. dollar relative to the British pound and Euro during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.
Asia-Pacific Adjusted EBITDA. The increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above. The impact of foreign currency fluctuations to our Asia-Pacific adjusted EBITDA for the six months ended June 30, 2017 was not significant when compared to average exchange rates of the six months ended June 30, 2016.
Non-GAAP Financial Measures
We provide all information required in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), but we believe that evaluating our ongoing operating results may be difficult if limited to reviewing only U.S. GAAP financial measures. Accordingly, we use non-GAAP financial measures to evaluate our operations.
Non-GAAP financial measures are not a substitute for financial information prepared in accordance with U.S. GAAP. Non-GAAP financial measures should not be considered in isolation, but should be considered together with the most directly comparable U.S. GAAP financial measures and the reconciliation of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures. We have presented such non-GAAP financial measures to provide investors with an additional tool to evaluate our operating results in a manner that focuses on what management believes to be our core, ongoing business operations. We believe that the inclusion of these non-GAAP financial measures provides consistency and comparability with past reports and provides a better understanding of the overall performance of the business and ability to perform in subsequent periods. We believe that if we did not provide such non-GAAP financial information, investors would not have all the necessary data to analyze Equinix effectively.
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
In addition, in presenting adjusted EBITDA and AFFO, we exclude amortization expense related to acquired intangible assets. Amortization expense is significantly affected by the timing and magnitude of our acquisitions and these charges may vary in amount from period to period. We exclude amortization expense to facilitate a more meaningful evaluation of our current operating performance and comparisons to our prior periods. We exclude accretion expense (gain), both as it relates to asset retirement obligations as well as accrued restructuring charge liabilities, as these expenses represent costs which we believe are not meaningful in evaluating our current operations. We exclude stock-based compensation expense, as it can vary significantly from period to period based on share price, and the timing, size and nature of equity awards. As such, we, and many investors and analysts, exclude this stock-based compensation expense to compare our operating results with those of other companies. We also exclude restructuring charges. The restructuring charges relate to our decisions to exit leases for excess space adjacent to several of our IBX data centers, which we did not intend to build out, or our decision to reverse such restructuring charges. We also exclude impairment charges related to certain long-lived assets. The impairment charges are related to expense recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets are not recoverable. We also exclude gains on asset sales as it represents profit that is not meaningful in evaluating our current or future operating performance. Finally, we exclude acquisition costs from AFFO and adjusted EBITDA to allow more comparable comparisons of our financial results to our historical operations. The acquisition costs relate to costs we incur in connection with business combinations. Such charges generally are not relevant to assessing long-term performance of the Company. In addition, the frequency and amount of such charges vary significantly based on the size and timing of the acquisitions. Management believes items such as restructuring charges, impairment charges, gain on asset sales and acquisition costs are non-core transactions; however, these types of costs may occur in future periods.

Adjusted EBITDA
We define adjusted EBITDA as income or loss from continuing operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gains or loss on asset sales as presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income from continuing operations	$184,895	$151,655	$352,108	$264,343
Depreciation, amortization, and accretion expense	252,386	213,719	471,399	415,872
Stock-based compensation expense	45,625	39,323	83,948	73,838
Acquisition costs	26,402	15,594	29,427	52,130
Gains on asset sales	—	—	—	(5,242)
Adjusted EBITDA	$509,308	$420,291	$936,882	$800,941
Our adjusted EBITDA results have improved each year and in each region in total dollars due to the improved operating results discussed earlier in "Results of Operations", as well as the nature of our business model consisting of a recurring revenue stream and a cost structure which has a large base that is fixed in nature also discussed earlier in "Overview."
Funds from Operations ("FFO") and AFFO
We use FFO and AFFO, which are non-GAAP financial measures commonly used in the REIT industry. FFO is calculated in accordance with the standards established by the National Association of Real Estate Investment Trusts. FFO represents net income (loss), excluding gain (loss) from the disposition of real estate assets, depreciation and amortization on real estate assets and adjustments for unconsolidated joint ventures' and non-controlling interests' share of these items.
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

Our FFO and AFFO for the three months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$45,805	$44,711	$87,867	$13,600
Adjustments:
Real estate depreciation and amortization	175,387	158,727	334,801	309,722
Gain on disposition of real estate property	(1,460)	(1,951)	(2,098)	(5,988)
Adjustments for FFO from unconsolidated joint ventures	28	28	56	56
FFO	$219,760	$201,515	$420,626	$317,390

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
FFO	$219,760	$201,515	$420,626	$317,390
Adjustments:
Installation revenue adjustment	6,939	7,407	11,614	10,761
Straight-line rent expense adjustment	1,015	1,895	3,424	3,028
Amortization of deferred financing costs	4,130	5,243	15,710	10,751
Stock-based compensation expense	45,625	39,323	83,948	73,838
Non-real estate depreciation expense	29,241	21,021	57,816	42,408
Amortization expense	50,158	32,303	79,175	60,455
Accretion expense (gain)	(2,400)	1,668	(393)	3,287
Recurring capital expenditures	(37,869)	(31,928)	(60,541)	(63,743)
Loss on debt extinguishment	16,444	605	19,947	605
Acquisition costs	26,402	15,594	29,427	52,130
Income tax expense adjustment	674	1,301	3,483	1,111
Adjustments for AFFO from unconsolidated joint ventures	(5)	(9)	(12)	(21)
Net income from discontinued operations, net of tax	—	(5,409)	—	(11,625)
AFFO	$360,114	$290,529	$664,224	$500,375
Our AFFO results have improved due to the improved operating results discussed earlier in "Results of Operations," as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in "Overview."
Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies such as the Euro, British pound, Japanese yen, Singapore dollar, Australian dollar and Brazilian real. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to U.S. GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the three months ended June 30, 2016 are used as exchange rates for the three months ended June 30, 2017 when comparing the three months ended June 30, 2017 with the three months ended June 30, 2016).

Liquidity and Capital Resources
As of June 30, 2017, our total indebtedness was comprised of debt and financing obligations totaling $9,375 million consisting of (a) $5,100 million of principal from our senior notes, (b) approximately $1,647 million from our capital lease and other financing obligations, and (c) $2,628 million of principal from our mortgage and loans payable (gross of debt issuance cost, debt discount, plus debt premium).
We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, payment of expenses related to our REIT integration activities, payment of regular dividends and completion of our publicly-announced expansion projects. As of June 30, 2017, we had $1.1 billion of cash, cash equivalents and short-term and long-term investments, of which approximately $0.6 billion was held in the U.S. We believe that our current expansion activities in the U.S. can be funded with our U.S.-based cash and cash equivalents and investments. Besides our cash and investment portfolio, we have additional liquidity available to us from the $1.5 billion revolving credit facility. On May 1, 2017, we completed the acquisition of Verizon's colocation services business located in United States, Brazil and Colombia for a cash purchase price of approximately $3.6 billion. The Acquisition was funded by the borrowing of our €1.0 billion Term B-2 Loan and proceeds from the issuance of our 2027 Senior Notes and of our common stock. During the three months ended March 31, 2017, we borrowed the full amount of our €1.0 billion Term B-2 Loan (see Note 9 of Notes to Condensed Consolidated Financial Statements), issued $1.25 billion of 5.375% senior notes due 2027 (see Note 9 of Notes to Condensed Consolidated Financial Statements) and sold 6,069,444 shares of common stock in a public offering for net proceeds of $2.1 billion (see Note 11 of Notes to Condensed Consolidated Financial Statements).
As of June 30, 2017, we had 38 irrevocable letters of credit totaling $55.9 million issued and outstanding under the U.S. revolving credit line; as a result, we had a total of approximately $1.4 billion of additional liquidity available to us under the revolving credit facility. Besides any further financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base, and have continued to experience relatively strong collections, if the current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity. Additionally, we may pursue additional expansion opportunities, primarily the build out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions. We are also now operating as a REIT and paying regular, recurring cash dividends. While we expect to fund these plans with our existing resources, additional financing, either debt or equity, may be required and if current market conditions were to deteriorate, we may be unable to secure additional financing or any such additional financing may only be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.
Sources and Uses of Cash

	Six Months Ended June 30,
	2017	2016
	(dollars in thousands)
Net cash provided by operating activities	$553,844	$383,098
Net cash used in investing activities	(4,253,082)	(2,042,003)
Net cash provided by (used in) financing activities	4,012,349	(546,293)
Operating Activities. Our source of cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary use of cash from our operating activities includes compensation and related costs, interest payments, other general corporate expenditures and taxes. Net cash provided by operating activities increased from the six months ended June 30, 2016 to the six months ended June 30, 2017 primarily due to improved operating results offset by timing of collections on our receivables and increases in cash paid for cost of revenues, operating expenses, interest expense and income taxes.
Investing Activities. The net cash used in investing activities for the six months ended June 30, 2017 was primarily due to business acquisitions of approximately $3.6 billion, primarily the Acquisition, capital expenditures of $625.8 million as a result of our expansion activity, purchases of real estate of $48.6 million, partially offset by proceeds from asset sales of $47.8 million. The net cash used in investing activities for the six months ended June 30, 2016 was primarily due to $1.6 billion, net of cash acquired for the TelecityGroup Acquisition and remaining amounts due for Bit-isle shares, capital expenditures of $447.6 million primarily related to our expansion activity, purchase of real estate for $28.1 million and purchase of investment for $16.5 million, partially offset by proceeds from the sale of assets of $22.8 million and sales and maturities of investments for $28.7 million.

Financing Activities. The net cash provided by financing activates for the six months ended June 30, 2017 was primarily related to funding the Acquisition; we borrowed the full amount of our €1.0 billion Term B-2 Loan, or approximately $1.1 billion at the exchange rate in effect on January 6, 2017, issued $1.25 billion of 5.375% senior notes due 2027 and sold 6,069,444 shares of common stock in a public offering for net proceeds of $2.1 billion. Other financing activities included dividend distributions of $304.4 million, debt issuance costs of $40.6 million, repayments of capital lease and other financing obligations of $44.5 million and repayments of mortgage and loans payable of $42.3 million, and partially offset by proceeds from employee awards of $20.1 million. The net cash used in financing activities for the six months ended June 30, 2016 was primarily due to repayments of loans of $973.1 million relating to loans assumed from TelecityGroup acquisition, our revolving credit facility and our Brazil financings facility; dividend distributions of $246.7 million and repayments of $45.3 million of capital lease and other financing obligations, partially offset by borrowings of $701.3 million under our multicurrency Term B loan facility and bridge term loan, and proceeds from employee equity awards of $17.6 million.
Contractual Obligations and Off-Balance-Sheet Arrangements
We lease a majority of our IBX data centers and certain equipment under non-cancellable lease agreements expiring through 2065. The following represents our debt maturities, financings, leases and other contractual commitments as of June 30, 2017 (in thousands):

	2017 (6 months)	2018	2019	2020	2021	Thereafter	Total
Term loans (1)	$39,918	$79,835	$378,264	$40,045	$351,195	$1,690,942	$2,580,199
Senior notes (1)	—	—	—	500,000	—	4,600,000	5,100,000
Interest (2)	179,597	356,722	354,830	334,105	319,824	958,016	2,503,094
Capital lease and other financing obligations (3)	87,605	192,632	172,926	172,288	172,461	1,802,429	2,600,341
Operating leases (4)	78,992	157,993	151,319	141,224	132,611	1,150,491	1,812,630
Other contractual commitments (5)	683,509	103,670	51,296	13,737	10,590	100,670	963,472
Asset retirement obligations (6)	1,800	3,239	13,995	10,650	4,595	81,617	115,896
	$1,071,421	$894,091	$1,122,630	$1,212,049	$991,276	$10,384,165	$15,675,632

(1)	Represents principal only.

(2)	Represents interest on mortgage payable, loans payable, senior notes and term loans based on their approximate interest rates as of June 30, 2017.

(3)	Represents principal and interest.

(4)	Represents minimum operating lease payments, excluding potential lease renewals.

(5)	Represents off-balance sheet arrangements. Other contractual commitments are described below.

(6)	Represents liability, net of future accretion expense.
There are no other material changes in our commitments under mortgage and loans payable as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
In connection with certain of our leases and other contracts requiring deposits, we entered into 38 irrevocable letters of credit totaling $55.9 million under the senior revolving credit line. These letters of credit were provided in lieu of cash deposits under the senior revolving credit line. If the landlords for these IBX leases decide to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the senior revolving credit line. These contingent commitments are not reflected in the table above.
We had accrued liabilities related to uncertain tax positions totaling approximately $59.7 million as of June 30, 2017. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.
Primarily as a result of our various IBX data center expansion projects, as of June 30, 2017, we were contractually committed for $371.4 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2017 and thereafter, is reflected in the table above as "other contractual commitments."
We had other non-capital purchase commitments in place as of June 30, 2017, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2017 and beyond. Such other purchase commitments as of June 30, 2017, which total $592.0 million, are also reflected in the table above as "other contractual commitments."
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with U.S. GAAP. Management bases its assumptions, estimates and judgments on historical experience, current trends and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, because future events and their effects cannot be determined with certainty, actual results may differ from these assumptions and estimates, and such differences could be material. Critical accounting policies for Equinix that affect our more significant judgment and estimates used in the preparation of our condensed consolidated financial statements include accounting for income taxes, accounting for business combinations, accounting for impairment of goodwill and accounting for property, plant and equipment, which are discussed in more detail under the caption "Critical Accounting Policies and Estimates" in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2016.
We elected to be taxed as REIT for U.S. federal income tax purposes beginning with our 2015 taxable year. As of June 30, 2017, our REIT structure includes all of our data center operations in the U.S., Canada, Japan, our historical data center operations in Europe, the data center operations acquired in IO Acquisition and Paris IBX Data Center Acquisition and the majority of the data center operations acquired in the TelecityGroup Acquisition. We plan to complete the REIT integration of the remaining TelecityGroup business during the second half of 2017 with the exception of the businesses in Turkey and Bulgaria. Our data center operations in other jurisdictions are operated as TRSs.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. U.S. income taxes for the TRS entities located in the country and foreign income taxes for our foreign operations were accrued, as necessary, for the three and six months ended June 30, 2017.
Recent Accounting Pronouncements
See Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market Risk
While there have been no significant changes in our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the three months ended June 30, 2017 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2016, the U.S. dollar weakened relative to certain of the currencies of the foreign countries in which we operate during the six months ended June 30, 2017. This has significantly impacted our condensed consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. dollar will continue to have a significant impact to us in future periods.
With the existing cash flow hedges in place, a hypothetical additional 10% strengthening of the U.S. dollar for the six months ended June 30, 2017 would have resulted in a reduction of our revenues and operating expenses for the quarter by approximately $60.3 million and $69.8 million, respectively.

With the existing cash flow hedges in place, a hypothetical additional 10% weakening of the U.S. dollar for the six months ended June 30, 2017 would have resulted in an increase of our revenues and operating expenses for the quarter by approximately $60.0 million and $70.2 million, respectively.
Interest Rate Risk
An immediate 10% increase or decrease in current interest rates from their position as of June 30, 2017 would not have a material impact on our debt obligations due to the fixed nature of the majority of our debt obligations. However, the interest expense associated with our senior credit facility and term loans, which bear interest at variable rates, could be affected. For every 100 basis point change in interest rates, our annual interest expense could increase by a total of approximately $18.9 million or decrease by a total of approximately $3.0 million based on the total balance of our primary borrowings under the Term A loan facility, Term B-1 and B-2 loans, and the Japanese yen term loan as of June 30, 2017. As of June 30, 2017, we had not employed any interest rate derivative products against our debt obligations. However, we may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.

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
(b) Changes in Internal Control over Financial Reporting. We completed the acquisition of TelecityGroup in the first quarter of 2016 and the selected Verizon Data Center Business in the second quarter of 2017. We are evaluating changes to processes and other components of internal controls over financial reporting of TelecityGroup and the Selected Verizon Data Center Business as part of the ongoing integration activities. There have not been any other changes in our internal control reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We will incur significant transaction-related costs in connection with the integration process. We may encounter material challenges in connection with this integration process, including from, without limitation:

•
retaining relationships with key customers, landlords and suppliers of the acquired business, some of which may terminate their contracts with the Business as a result of the Acquisition or which may attempt to negotiate changes in their current or future business relationships with us;

•	expanding our relationships with U.S. government customers, which will subject us to complex regulatory and compliance requirements and risks with which we have limited experience;

•	integrating or migrating IT systems, which may create a risk of errors or performance problems and could affect our ability to meet customer service level obligations;

•	our reliance on transition services from Verizon to operate the Business, and our need to develop sustainable alternative arrangements upon expiration or interruption of those transition services;

•	the diversion of management's attention from ongoing business concerns and performance shortfalls at Equinix as a result of the devotion of management's attention to the Acquisition;

•	managing a larger company;

•	integrating two unique corporate cultures;

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
We paid a quarterly distribution in June of 2017 and have declared a third quarterly distribution to be paid in September 2017. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, the creation of reserves or required debt service or amortization payments.
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
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining qualification for taxation as a REIT. As of June 30, 2017, our total indebtedness (gross of debt issuance cost, debt discount, and debt premium) was approximately $9.4 billion, our stockholders' equity was $6.5 billion and our cash, cash equivalents, and investments totaled $1.1 billion. In addition, as of June 30, 2017, we had approximately $1.4 billion of additional liquidity available to us from our $1.5 billion revolving credit facility. Some of our debt contains covenants which may limit our operating flexibility. In addition to our substantial debt, we lease a majority of our IBX data centers and certain equipment under non-cancellable lease agreements, some of which are accounted for as operating leases. As of June 30, 2017, our total minimum operating lease commitments under those lease agreements, excluding potential lease renewals, was approximately $1.8 billion, which represents off-balance sheet commitments.
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
For the years ended December 31, 2016, 2015 and 2014, we recognized approximately 57%, 49% and 49%, respectively, of our revenues outside the U.S. We currently operate outside of the U.S. in Canada, Brazil, Colombia, EMEA and Asia-Pacific.
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
Sales or issuances of shares of our common stock may adversely affect the market price of our common stock.
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. In August 2017, we established an "at-the-market" stock offering program ("ATM Program") through which we may, from time to time, issue and sell shares of our common stock having an aggregate gross sales price of up to $750 million to or through sales agents. We have not made any sales of our common stock under the ATM Program to date.
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
Announcements by us or others, or speculations about our future plans, may also have a significant impact on the market price of our common stock. These may relate to:

•	our operating results or forecasts;

•	new issuances of equity, debt or convertible debt by us, including through our ATM Program;

•	increases in market interest rates and changes in other general market and economic conditions, including inflationary concerns;

•	changes to our capital allocation, tax planning or business strategy;

•	our qualification for taxation as a REIT and our declaration of distributions to our stockholders;

•	a stock repurchase program;

•	developments in our relationships with corporate customers;

•	announcements by our customers or competitors;

•	changes in regulatory policy or interpretation;

•	governmental investigations;

•	changes in the ratings of our debt or stock by rating agencies or securities analysts;

•	our purchase or development of real estate and/or additional IBX data centers;

•	our acquisitions of complementary businesses; or

•	the operational performance of our IBX data centers.
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
Our offerings have a long sales cycle that may harm our revenue and operating results.
A customer's decision to purchase our offerings typically involves a significant commitment of resources. In addition, some customers will be reluctant to commit to locating in our IBX data centers until they are confident that the IBX data center has adequate carrier connections. As a result, we have a long sales cycle. Furthermore, we may devote significant time and resources in pursuing a particular sale or customer that does not result in revenues. We have also significantly expanded our sales force in recent years, and it will take time for these new hires to become fully productive.
Delays due to the length of our sales cycle may materially and adversely affect our revenues and operating results, which could harm our ability to meet our forecasts and cause volatility in our stock price.
Any failure of our physical infrastructure or offerings, or damage to customer infrastructure within our IBX data centers, could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial results.
Our business depends on providing customers with highly reliable solutions. We must safehouse our customers’ infrastructure and equipment located in our IBX data centers and ensure our IBX data centers and non-IBX offices remain operational. We own certain of our IBX data centers, but others are leased by us, and we rely on the landlord for basic maintenance of our leased IBX data centers and office buildings. If such landlord has not maintained a leased property sufficiently, we may be forced into an early exit from the center which could be disruptive to our business. Furthermore, we continue to acquire IBX data centers not built by us. If we discover that these buildings and their infrastructure assets are not in the condition we expected when they were acquired, we may be required to incur substantial additional costs to repair or upgrade the centers.
Our office buildings and IBX data centers are subject to failure resulting from, and infrastructure within such IBX data centers is at risk from, numerous factors, including:

•	human error;

•	equipment failure;

•	physical, electronic and cyber security breaches;

•	fire, earthquake, hurricane, flood, tornado and other natural disasters;

•	extreme temperatures;

•	water damage;

•	fiber cuts;

•	power loss;

•	terrorist acts;

•	sabotage and vandalism; and

•	failure of business partners who provide our resale products.

Problems at one or more of our IBX data centers, whether or not within our control, could result in service interruptions or significant equipment damage. We have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage in our IBX data centers could result in difficulty maintaining service level commitments to these customers and potential claims related to such failures. Because our IBX data centers are critical to many of our customers' businesses, service interruptions or significant equipment damage in our IBX data centers could also result in lost profits or other indirect or consequential damages to our customers. We cannot guarantee that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as a result of a problem at one of our IBX data centers and we may decide to reach settlements with affected customers irrespective of any such contractual limitations. Any such settlement may result in a reduction of revenue under U.S. GAAP. In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results.
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
We have been investing heavily in our back office information technology systems and processes for a number of years and expect such investment to continue for the foreseeable future in support of our pursuit of global, scalable solutions across all geographies and functions that we operate in.  These continuing investments include 1) ongoing improvements to the customer experience from initial quote to customer billing and our revenue recognition process; 2) integration of recently-acquired operations such as Bit-isle, TelecityGroup and the Business onto our various information technology systems; and 3) implementation of new tools and technologies to either further streamline and automate processes, such as our fixed asset procure to disposal process, or to support our compliance with evolving U.S. GAAP, such as the new revenue accounting and leasing standards.  As a result of our continued work on these projects, we may experience difficulties with our systems, management distraction and significant business disruptions. For example, difficulties with our systems may interrupt our ability to accept and deliver customer orders and may adversely impact our overall financial operations, including our accounts payable, accounts receivables, general ledger, fixed assets, revenue recognition, close processes, internal financial controls and our ability to otherwise run and track our business. We may need to expend significant attention, time and resources to correct problems or find alternative sources for performing these functions. All of these changes to our financial systems also create an increased risk of deficiencies in our internal controls over financial reporting until such systems are stabilized. Such significant investments in our back office systems may take longer to complete and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and there is a risk of an impairment charge if we decide that portions of these projects will not ultimately benefit the company or are de-scoped. Finally, the collective impact of these changes to our business has placed significant demands on impacted employees across multiple functions, increasing the risk of errors and control deficiencies in our financial statements, distraction from the effective operation of our business and difficulty in attracting and retaining employees. Any such difficulties or disruptions may adversely affect our business and operating results.
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
We are subject to various federal, state, local and international environmental and health and safety laws and regulations, including those relating to the generation, storage, handling and disposal of hazardous substances and wastes. Certain of these laws and regulations also impose joint and several liability, without regard to fault, for investigation and cleanup costs on current and former owners and operators of real property and persons who have disposed of or released hazardous substances into the environment. Our operations involve the use of hazardous substances and materials such as petroleum fuel for emergency generators, as well as batteries, cleaning solutions and other materials. In addition, we lease, own or operate real property at which hazardous substances and regulated materials have been used in the past. At some of our locations, hazardous substances or regulated materials are known to be present in soil or groundwater, and there may be additional unknown hazardous substances or regulated materials present at sites we own, operate or lease. At some of our locations, there are land use restrictions in place relating to earlier environmental cleanups that do not materially limit our use of the sites. To the extent any hazardous substances or any other substance or material must be cleaned up or removed from our property, we may be responsible under applicable laws, regulations, judicial or administrative orders, or leases for the removal or cleanup of such substances or materials and the restoration of natural resources, the cost of which could be substantial.
Electricity is a material cost in connection with our business, and an increase in the cost of electricity could adversely affect us. The generators that provide electricity to our facilities are subject to environmental laws, regulations and permit requirements that are subject to material change, which could result in increases in generators' compliance costs that may be passed through to us. Regulations recently promulgated by the United States Environmental Protection Agency (the "U.S. EPA") could limit air emissions from power plants, restrict discharges of cooling water, and otherwise impose new operational restraints on conventional power plants that could increase costs of electricity. The heating, ventilation and air conditioning (“HVAC”) and fire suppression systems at some of our facilities may include ozone-depleting substances that are subject to regulation by the U.S. EPA and the laws and regulations of non-U.S. jurisdictions. In addition, we are directly subject to environmental, health and safety laws regulating air emissions, storm water management and other issues arising in our business. For example, our emergency generators are subject to regulations and/or permits governing air pollutants, which could limit the operation of those generators or require the installation of new pollution control technologies. While environmental regulations do not normally impose material costs upon our operations, unexpected events, equipment malfunctions, human error and changes in law or regulations, among other factors, can lead to violations of environmental laws, regulations or permits, and to additional unexpected operational limitations or costs. Changes in law or our operations could require new permits or the renewal or amendment of permits, and it is possible that such changes would impose new limitations on our operations or new compliance costs, the extent of which cannot be estimated at this time.
Regulation of greenhouse gas ("GHG") emissions could increase the cost of electricity by reducing amounts of electricity generated from fossil fuels, by requiring the use of more expensive generating methods or by imposing taxes or fees upon electricity generation or use, or upon GHG emissions. The U.S. EPA published a regulation in October 2015, called the "Clean Power Plan," that is intended to reduce GHG emissions from existing fossil fuel-fired power plants by 32 percent from 2005 levels by 2030 through state programs that could increase the average costs of electricity generation. Numerous petitions for review were filed challenging the rule and, in February 2016, the U.S. Supreme Court stayed implementation of the Clean Power Plan until the litigation is resolved. On March 28, 2017, the U.S. EPA asked the U.S. Court of Appeals for the D.C. Circuit to hold in abeyance the challenges to the Clean Power Plan as a result of an Executive Order issued by President Trump on that day that requires the U.S. EPA to review the Clean Power Plan and other regulations to assess actions it could take to reduce regulatory burden on the oil, natural gas, coal, and nuclear industries. In response, on April 28, 2017, the D.C. Circuit Court issued an order holding the challenges to the Clean Power Plan in abeyance for 60 days, or until June 27, 2017. In light of potential revisions to the Clean Power Plan by the U.S. EPA and the unresolved status of litigation concerning the Clean Power Plan, it is not possible to assess the impact of the Clean Power Plan upon the electric generating sector or upon our costs of operation. While we do not expect these developments to materially increase our costs of electricity, the costs remain difficult to predict or estimate.
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

•	the cost and availability of adequate public utilities, including power;

•	changes in employee stock-based compensation;

•	overall inflation;

•	increasing interest expense due to any increases in interest rates and/or potential additional debt financings;

•	changes in our tax planning strategies or failure to realize anticipated benefits from such strategies;

•	changes in income tax benefit or expense; and

•	changes in or new U.S. GAAP as periodically released by the Financial Accounting Standards Board ("FASB").
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
Our reported financial results may be adversely affected by changes in U.S. GAAP.
We prepare our consolidated financial statements in conformity with U.S. GAAP. A change in these principles can have a significant effect on our reported financial position and financial results. In addition, the adoption of new or revised accounting principles may require that we make changes to our systems, processes and controls. For example, we are currently in the process of evaluating the newly issued accounting standards for revenue recognition and leasing, which could have a significant effect on our reported financial results, cause unexpected financial reporting fluctuations or require us to make costly changes to our operational processes and accounting systems upon the adoption of these standards. For additional information regarding the accounting standard updates, see “Accounting Standards Not Yet Adopted” and “Accounting Standards Adopted” sections of Note 1 of Notes in Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
We may incur goodwill and other intangible asset impairment charges, or impairment charges to our property, plant and equipment, which could result in a significant reduction to our earnings.
In accordance with U.S. GAAP, we are required to assess our goodwill and other intangible assets annually, or more frequently whenever events or changes in circumstances indicate potential impairment, such as changing market conditions or any changes in key assumptions. If the testing performed indicates that an asset may not be recoverable, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made.
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
As of June 30, 2017, our retained earnings were $107.6 million. Although we have generated net income for each fiscal year since 2008, except for the year ended December 31, 2014, we are also currently investing heavily in our future growth through the build out of multiple additional IBX data centers and IBX data center expansions as well as acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as of May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/2015	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/2015	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/2015	2.3

2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc. and Telecity Group plc.	8-K	12/6/2016	2.1

2.5	Amendment No.1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon communications Inc. and Equinix, Inc.	10-K	12/31/2016	2.5

2.6	Amendment No.2 to the Transaction Agreement, dated April 30, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	5/1/2017	2.1

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/2002	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/14/2011	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/11/2013	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	3/29/2016	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture for the 2020 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/2013	4.1

4.3	Form of 4.875% Senior Note Due 2020 (see Exhibit 4.2).	8-K	3/5/2013	4.2

4.4	Indenture for the 2023 Notes dated March 5, 2013 by and between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/2013	4.1

4.5	Form of 5.375% Senior Note due 2023 (see Exhibit 4.4)

4.6	Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/2014	4.1

4.7	First Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/2014	4.2

4.8	Form of 5.375% Senior Note due 2022 (see Exhibit 4.7)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
4.9	Second Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/2014	4.4

4.10	Form of 5.750% Senior Note due 2025 (see Exhibit 4.9)

4.11	Third Supplemental Indenture, dated as of December 4, 2015, between Equinix Inc. and U.S. Bank National Association, as trustee	8-K	12/4/2015	4.2

4.12	Form of 5.875% Senior Note due 2026 (See Exhibit 4.11)

4.13	Fourth Supplemental Indenture, dated as of March 22, 2017 between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	3/22/2017	4.2

4.14	Form of 5.375% Senior Notes due 2027	8-K	3/22/2017	4.3

4.15	Form of Registrant's Common Stock Certificate	10-K	12/31/2014	4.13

10.1**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.2**	2000 Equity Incentive Plan, as amended.	10-K	12/31/2016	10.2

10.3**	2000 Director Option Plan, as amended.	10-K	12/31/2016	10.3

10.4**	2001 Supplemental Stock Plan, as amended.	10-K	12/31/2016	10.4

10.5**	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	10-Q	6/30/2014	10.5

10.6**	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/2008	10.31

10.7**	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/2008	10.32

10.8**	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/2008	10.33

10.9**	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/2008	10.35

10.10**	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company, Inc.	2/5/2007	10.9

10.11**	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30, 2010.	10-Q	9/30/2010	10.42

10.12**	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Meyers, Smith, Taylor and Van Camp.	10-K	12/31/2010	10.33

10.13**	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.	10-K	12/31/2010	10.34

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.14**	International Long-Term Assignment Letter by and between Equinix, Inc. and Eric Schwartz, dated May 21, 2013.	10-Q	6/30/2013	10.51

10.15**	Employment Agreement by and between Equinix (EMEA) B.V. and Eric Schwartz, dated as of August 7, 2013.	10-Q	9/30/2013	10.54

10.16**	Restricted Stock Unit Agreement dated August 14, 2013 for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	9/30/2013	10.55

10.17**	Offer Letter from Equinix, Inc. to Karl Strohmeyer dated October 28, 2013.	10-Q	3/31/2014	10.49

10.18**	Restricted Stock Unit Agreement for Karl Strohmeyer under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/2014	10.50

10.19**	Change in Control Severance Agreement by and between Karl Strohmeyer and Equinix, Inc. dated December 2, 2013.	10-Q	3/31/2014	10.51

10.20**	2014 Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for CEO and CFO.	10-Q	3/31/2014	10.52

10.21**	2014 Form of Revenue/Adjusted EBITDA Restricted Stock Unit Agreement for all other Section 16 officers.	10-Q	3/31/2014	10.53

10.22	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014	10-Q	9/30/2014	10.67

10.23	Credit Agreement, by and among Equinix, Inc., as borrower, Equinix LLC and Switch & Data LLC as guarantors, the Lenders (defined therein), Bank of America, N.A., as administrative agent, a Lender and L/C issuer, JPMorgan Chase Bank, N.A., and TD Securities (USA) LLC, as co-syndication agents, Barclays Bank PLC, Citibank, N.A., Royal Bank of Canada and ING Bank N.V., Singapore Branch, as Co-Documentation Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and TD Securities (USA) LLC, as joint lead arrangers and book runners, dated December 17, 2014.	10-K	12/31/2014	10.48

10.24**	2015 Form of Revenue/AFFO Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2015	10.50

10.25**	2015 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2015	10.51

10.26**	2015 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2015	10.52

10.27	First Amendment to Credit Agreement and first Amendment to Pledge and Security Agreement by and among Equinix, Inc., as borrower, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as administrative agent, dated April 30, 2015.	10-Q	9/30/2015	10.52

10.30	Second Amendment to Credit Agreement by and among Equinix, Inc., as borrower, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as administrative agent, dated December 8, 2015.	10-K	12/31/2015	10.55

10.31**	Equinix, Inc. 2016 Incentive Plan	10-Q	3/31/2016	10.56

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.32**	2016 Form of Revenue/AFFO Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2016	10.57

10.33**	2016 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2016	10.58

10.34**	2016 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2016	10.59

10.35**	2017 Form of Revenue/AFFO Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2017	10.35

10.36**	2017 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2017	10.36

10.37**	2017 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2017	10.37

10.38**	Restricted Stock Unit Award granted to John Hughes on February 25, 2016	10-Q	3/31/2016	10.60

10.39**	Equinix, Inc. Annual Incentive Plan	10-Q	3/31/2017	10.39

10.40**	Equinix, Inc. Annual Incentive Plan 2017 Award Agreement for Executive Staff Employees	10-Q	3/31/2017	10.40

10.41	Share Purchase Agreement with Digital Realty Trust, L.P., relating to the sale and purchase of shares in TelecityGroup UK LON Limited, Telecity Netherlands AMS01 AMS04 BV, Equinix Real Estate (TCY AMS04) B.V. and TelecityGroup Germany Fra2 GmbH, dated May 14, 2016.	10-Q	6/30/2016	10.55

10.42**	Letter Agreement dated June 9, 2016, by and between Equinix, Inc. and Eric Schwartz, amending his International Long Term Assignment letter dated May 21, 2013 and Employment Agreement with Equinix (EMEA) B.V. dated August 7, 2013.	10-Q	9/30/2016	10.56

10.43**	Term Loan Agreement dated as of September 30, 2016 among Equinix Japan K.K. as Borrower, the Lenders (defined therein) and Bank of Tokyo-Mitsubishi UFJ, Ltd., as Arranger and Agent.	10-Q	9/30/2016	10.42

10.44	Third Amendment to Credit Agreement and Second Amendment to Pledge and Security Agreement by and among Equinix, Inc., as borrower, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as administrative agent, dated December 22, 2016.	10-K	12/31/2016	10.39

12.1	Statement of Computation of Ratios	10-K	12/31/2016	12.1

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Document.				X

101.DEF	XBRL Taxonomy Extension Definition Document.				X

101.LAB	XBRL Taxonomy Extension Labels Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Document.				X

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

EQUINIX, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.
Date: August 4, 2017
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