Form 10-Q
period 2017-09-30
EQUINIX INC
filed 2017-11-03
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant's Common Stock as of November 2, 2017 was 78,233,697.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
EQUINIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,599,988	$748,476
Short-term investments	29,572	3,409
Accounts receivable, net	597,242	396,245
Other current assets	217,006	319,396
Total current assets	2,443,808	1,467,526
Long-term investments	10,885	10,042
Property, plant and equipment, net	9,006,171	7,199,210
Goodwill	4,226,490	2,986,064
Intangible assets, net	2,335,175	719,231
Other assets	285,967	226,298
Total assets	$18,308,496	$12,608,371
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$657,229	$581,739
Accrued property, plant and equipment	205,444	144,842
Current portion of capital lease and other financing obligations	60,201	101,046
Current portion of mortgage and loans payable	84,455	67,928
Other current liabilities	149,295	133,140
Total current liabilities	1,156,624	1,028,695
Capital lease and other financing obligations, less current portion	1,612,188	1,410,742
Mortgage and loans payable, less current portion	2,551,510	1,369,087
Senior notes	5,717,276	3,810,770
Other liabilities	728,681	623,248
Total liabilities	11,766,279	8,242,542
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 78,233,670 and 71,409,015 shares outstanding	79	72
Additional paid-in capital	9,718,580	7,413,519
Treasury stock, at cost; 402,575 and 408,415 shares	(146,369)	(147,559)
Accumulated dividends	(2,433,600)	(1,969,645)
Accumulated other comprehensive loss	(783,947)	(949,142)
Retained earnings	187,474	18,584
Total stockholders' equity	6,542,217	4,365,829
Total liabilities and stockholders' equity	$18,308,496	$12,608,371
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)
Revenues	$1,152,261	$924,676	$3,168,207	$2,669,342
Costs and operating expenses:
Cost of revenues	582,360	470,302	1,573,524	1,354,949
Sales and marketing	157,619	110,936	428,112	325,358
General and administrative	185,336	181,239	558,090	515,605
Acquisition costs	2,083	12,505	31,510	64,635
Impairment charges	—	7,698	—	7,698
Gains on asset sales	—	(27,945)	—	(33,187)
Total costs and operating expenses	927,398	754,735	2,591,236	2,235,058
Income from continuing operations	224,863	169,941	576,971	434,284
Interest income	2,291	762	9,820	2,528
Interest expense	(121,828)	(92,200)	(352,554)	(293,395)
Other income (expense)	(1,076)	2,938	545	(56,217)
Loss on debt extinguishment	(22,156)	(9,894)	(42,103)	(10,499)
Income from continuing operations before income taxes	82,094	71,547	192,679	76,701
Income tax expense	(2,194)	(22,778)	(24,912)	(25,957)
Net income from continuing operations	79,900	48,769	167,767	50,744
Net income from discontinued operations, net of tax	—	2,681	—	14,306
Net income	$79,900	$51,450	$167,767	$65,050
Earnings per share ("EPS"):
Basic EPS from continuing operations	$1.02	$0.69	$2.20	$0.73
Basic EPS from discontinued operations	—	0.04	—	0.21
Basic EPS	$1.02	$0.73	$2.20	$0.94
Weighted-average shares	78,055	71,190	76,283	69,689
Diluted EPS from continuing operations	$1.02	$0.68	$2.18	$0.72
Diluted EPS from discontinued operations	—	0.04	—	0.20
Diluted EPS	$1.02	$0.72	$2.18	$0.92
Weighted-average shares for diluted EPS	78,719	71,908	76,948	70,389
Cash dividends declared per common share	$2.00	$1.75	$6.00	$5.25
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)
Net income	$79,900	$51,450	$167,767	$65,050
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment ("CTA") gain (loss)	100,909	(32,603)	408,830	(215,065)
Net investment hedge CTA gain (loss)	(60,723)	(34,721)	(191,121)	4,163
Unrealized gain (loss) on available-for-sale securities, net of tax effects of $(108), $(693), $(178) and $(1,113)	245	1,487	(85)	2,382
Unrealized gain (loss) on cash flow hedges, net of tax effects of $4,379, $1,384, $17,670 and $(1,263)	(13,070)	(4,153)	(52,468)	3,789
Net actuarial gain on defined benefit plans, net of tax effects of $(4), $(3), $(14) and $(9)	13	7	39	21
Total other comprehensive income (loss), net of tax	27,374	(69,983)	165,195	(204,710)
Comprehensive income (loss), net of tax	$107,274	$(18,533)	$332,962	$(139,660)
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net income	$167,767	$65,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	622,135	534,026
Stock-based compensation	129,602	115,730
Amortization of intangible assets	128,068	93,384
Amortization of debt issuance costs and debt discounts	20,100	13,709
Provision for allowance for doubtful accounts	6,889	6,541
Impairment charges	—	7,698
Gain on asset sales	—	(33,187)
Gain on sale of discontinued operations	—	(4,242)
Loss on debt extinguishment	42,103	10,499
Other items	3,437	14,843
Changes in operating assets and liabilities:
Accounts receivable	(202,430)	(72,807)
Income taxes, net	(53,608)	1,021
Accounts payable and accrued expenses	44,952	(11,526)
Other assets and liabilities	35,339	(22,004)
Net cash provided by operating activities	944,354	718,735
Cash flows from investing activities:
Purchases of investments	(57,926)	(31,736)
Sales and maturities of investments	32,867	41,796
Business acquisitions, net of cash and restricted cash acquired	(3,628,526)	(1,767,227)
Purchases of real estate	(64,964)	(28,118)
Purchases of other property, plant and equipment	(946,048)	(727,044)
Proceeds from sale of assets	47,767	828,197
Net cash used in investing activities	(4,616,830)	(1,684,132)
Cash flows from financing activities:
Proceeds from employee equity awards	41,625	34,143
Payment of dividends	(463,914)	(374,151)
Proceeds from public offering of common stock, net of offering costs	2,126,341	—
Proceeds from senior notes	2,449,700	—
Proceeds from loans payable	1,059,800	710,404
Repayments of capital lease and other financing obligations	(60,252)	(100,863)
Repayments of convertible debt, mortgage, and loans payable	(63,520)	(986,465)
Repayment of senior notes	(500,000)	—
Debt extinguishment costs	(23,020)	(10,181)
Debt issuance costs	(56,886)	(11,751)
Other financing activities	(900)	—
Net cash provided by (used) in financing activities	4,508,974	(738,864)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	26,450	13,130
Change in cash balances included in assets held for sale	—	(3,755)
Net increase (decrease) in cash, cash equivalents and restricted cash	862,948	(1,694,886)
Cash, cash equivalents and restricted cash at beginning of period	773,247	2,718,427
Cash, cash equivalents and restricted cash at end of period	$1,636,195	$1,023,541

Cash and cash equivalents	$1,599,988	$987,915
Current portion of restricted cash included in other current assets	25,079	25,305
Non-current portion of restricted cash included in other assets	11,128	10,321
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$1,636,195	$1,023,541

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
Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Equinix and its subsidiaries, including the acquisitions of certain Verizon data center assets from May 1, 2017, the IO UK data center operating business from February 3, 2017, the Paris International Business ExchangeTM ("IBX") data center from August 1, 2016 and Telecity Group plc ("TelecityGroup") from January 15, 2016. All significant intercompany accounts and transactions have been eliminated in consolidation.
Income Taxes
The Company began operating as a real estate investment trust for U.S. federal income tax purposes ("REIT") effective January 1, 2015, and thereafter received a favorable private letter ruling ("PLR") from the U.S. Internal Revenue Service ("IRS") that validated the Company's position with respect to specified REIT compliance matters. As a result, the Company may deduct the distributions made to its stockholders from taxable income generated by the operations of the Company parent and its qualified REIT subsidiaries ("QRSs"). The Company’s dividends paid deduction generally eliminates the U.S. taxable income of the Company parent and its QRSs, resulting in no U.S. income tax due. However, the Company's taxable REIT subsidiaries ("TRSs") will continue to be subject to income taxes on any taxable income generated by them. In addition, the foreign operations of the Company will continue to be subject to local income taxes regardless of whether the foreign operations are operated as a QRS or TRS.
The Company provides for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate is subject to change in the future due to various factors such as the operating performance of the Company, tax law changes and future business acquisitions.
The Company's effective tax rates were 12.9% and 33.8% for the nine months ended September 30, 2017 and 2016, respectively. The decrease in effective tax rate is primarily driven by the realization of unrecognized tax benefits in the current period related to the Company's tax positions as a result of the expiration of a statute of limitations.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
In August 2017, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU was issued to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and to simplify the application of the hedge accounting guidance in current GAAP. This ASU permits hedge accounting for risk components involving nonfinancial risk and interest rate risk, requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the hedged item is reported, no longer requires separate measurement and reporting of hedge ineffectiveness, eases the requirement for hedge effectiveness assessment, and requires a tabular disclosure related to the effect on the income statement of fair value and cash flow hedges. This ASU is effective for annual or any interim reporting periods beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
In May 2017, FASB issued ASU No. 2017-09 Compensation–Stock Compensation (Topic 718). This ASU was issued primarily to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. This ASU affects any entity that changes the terms or conditions of a share-based payment award. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for annual or any interim reporting periods beginning after December 15, 2017 with early adoption permitted. The adoption of ASU 2017-09 is not expected to have a significant impact on its consolidated financial statements.
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
In January 2017, FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU provides new guidance to assist entities with evaluating when a set of transferred assets and activities is a business. The

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods with early adoption being permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and expects to adopt the standard prospectively on January 1, 2018.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). In September 2017, the FASB issued ASU 2017-13 ("ASU 2017-13"), which provides additional implementation guidance on the previously issued ASU 2016-02. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company continues to assess the impact of adopting this standard will have on its consolidated financial statements and believes the ASU will have a significant impact on its consolidated financial statements due, in part, to the substantial amount of leases it has. The Company expects to record a significant increase in assets and liabilities on the consolidated balance sheet at adoption due to the recording of right-of-use assets and corresponding lease liabilities.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") Topic 606 and issued subsequent amendments to the initial guidance with ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20 and ASU 2017-13, collectively referred as "Topic 606." Topic 606 will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of Topic 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. Topic 606 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.
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
Topic 606, as amended, is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e. January 1, 2018, for a calendar year entity). Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company will adopt the standard on January 1, 2018.
While the Company is continuing to evaluate all potential impacts of the standard, the Company believes the most significant impact relates to its accounting for installation revenue and the cost to obtain contracts. Under the new standard, the Company expects to recognize installation revenue over the contract period rather than over the estimated installation life. Under the new standard, the Company is also required to capitalize and amortize certain costs to obtain contracts. Therefore, these costs to obtain contracts will not be immediately expensed, but will be capitalized and amortized.
Furthermore, the Company is making investments in systems and processes and designing operational and internal control structural changes in order to report under the new standard.
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
In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU applies to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for the Company for its fiscal years beginning after December 15, 2017, and interim periods within those fiscal years with early adoption being permitted. This ASU should be applied using a retrospective transition method to each period presented. The Company adopted ASU 2016-18 in the three months ended March 31, 2017 and applied this ASU retrospectively to the periods presented in the Company's condensed consolidated statements of cash flows. As a result, net cash used in investing activities for the nine months ended September 30, 2016 was adjusted to exclude the change in restricted cash and increased the previously reported amount by $444.4 million. Restricted cash amounts are primarily time deposits or cash set side as a pledge for our mortgage loan in Germany, an escrow

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

account for a data center project and collateral for the Company's various bank guarantees for the periods ended September 30, 2017 and 2016.
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
Under this guidance, cash flows related to excess tax benefits will no longer be separately classified as financing activities apart from other income tax cash flow. The Company elected to apply this part of the guidance retrospectively, which resulted in a change of $1.5 million in both net cash provided by operating activities and net cash used in financing activities in the Company's condensed consolidated statement of cash flows for the nine months ended September 30, 2016 to conform with the current period presentation. Additionally, this guidance permits entities to make an accounting policy to estimate forfeitures each period or to account for forfeitures as they occur. The Company elected to continue to estimate forfeitures.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income:
Net income from continuing operations	$79,900	$48,769	$167,767	$50,744
Net income from discontinued operations	—	2,681	—	14,306
Net income	$79,900	$51,450	$167,767	$65,050
Weighted-average shares used to calculate basic EPS	78,055	71,190	76,283	69,689
Effect of dilutive securities:
Employee equity awards	664	718	665	700
Weighted-average shares used to calculate diluted EPS	78,719	71,908	76,948	70,389
Basic EPS:
Continuing operations	$1.02	$0.69	$2.20	$0.73
Discontinued operations	—	0.04	—	0.21
Basic EPS	$1.02	$0.73	$2.20	$0.94
Diluted EPS:
Continuing operations	$1.02	$0.68	$2.18	$0.72
Discontinued operations	—	0.04	—	0.20
Diluted EPS	$1.02	$0.72	$2.18	$0.92
The following table sets forth weighted-average outstanding potential shares of common stock that are not included in the diluted EPS calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Shares reserved for conversion of 4.75% convertible subordinated notes	—	—	—	1,193
Common stock related to employee equity awards	73	22	88	17
Total	73	22	88	1,210

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3.	Acquisitions
Certain Verizon Data Center Assets Acquisition
On May 1, 2017, the Company completed the acquisition of certain colocation business from Verizon Communications Inc. ("Verizon") consisting of 29 data center buildings located in the United States, Brazil and Colombia, for a cash purchase price of approximately $3.6 billion (the "Verizon Data Center Acquisition"). The Company funded the Verizon Data Center Acquisition with proceeds of debt and equity financings, which closed in January and March 2017 (See further discussions on the term loan borrowing and senior notes issuance in Note 9 and common stock issuance in Note 11). The Verizon Data Center Acquisition constitutes a business under the accounting standard for business combinations and therefore was accounted for as a business combination using the acquisition method of accounting.
In connection with the Verizon Data Center Acquisition, the Company entered into a commitment letter (the "Commitment Letter"), dated December 6, 2016, pursuant to which JPMorgan Chase Bank, N.A., Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated committed to provide a senior unsecured bridge facility in an aggregate principal amount of $2.0 billion for the purposes of funding a portion of the cash consideration for the Verizon Data Center Acquisition and the fees and expenses incurred in connection with the Verizon Data Center Acquisition. Following the completion of the debt and equity financings associated with the Verizon Data Center Acquisition in March 2017, the Company terminated the Commitment Letter. See further discussions on the senior notes issuance in Note 9 and common stock issuance in Note 11. The Company paid $10.0 million of commitment fees associated with the Commitment Letter and recorded $2.2 million for the year ended December 31, 2016 and $7.8 million for the nine months ended September 30, 2017 to interest expense in the condensed consolidated statements of operations.
The Company included the Verizon Data Center Acquisition's results of operations from May 1, 2017 in its condensed consolidated statements of operations and the estimated fair value of assets acquired and liabilities assumed in its condensed consolidated balance sheets beginning May 1, 2017. The Company incurred acquisition costs of approximately $1.2 million and $27.6 million during the three and nine months ended September 30, 2017, respectively.
Purchase Price Allocation
Under the acquisition method of accounting, the total purchase price is allocated to the assets acquired and liabilities assumed measured at fair value on the date of acquisition. As of September 30, 2017, the Company has not completed the detailed valuation analysis to derive the fair value of the following items including but not limited to, property, plant and equipment, intangible assets and deferred taxes. Therefore, the allocation of the purchase price to assets acquired and liabilities assumed is based on provisional estimates and is subject to continuing management analysis, with assistance from third party valuation advisers. As of September 30, 2017, the Company has updated the preliminary allocation of purchase price for the Verizon Data Center Acquisition from the provisional amounts reported as of June 30, 2017 and the adjustments made during the three months ended September 30, 2017 were not significant. The adjustments in fair value of acquired assets and liabilities assumed did not have a significant impact on the Company’s condensed consolidated statements of operations for the three months ended September 30, 2017.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company may further adjust these amounts as valuations are finalized and the Company obtains information necessary to complete the analyses, but no later than one year from the acquisition date. The preliminary purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$1,073
Accounts receivable	319
Other current assets	7,319
Property, plant, and equipment	841,401
Intangible assets (1)	1,706,100
Goodwill	1,083,789
Total assets acquired	3,640,001
Accounts payable and accrued liabilities	(1,725)
Other current liabilities	(320)
Capital lease and other financing obligations	(17,659)
Deferred tax liabilities	(19,544)
Other liabilities	(6,067)
Net assets acquired	$3,594,686

(1)
The nature of the intangible assets acquired is customer relationships with an estimated useful life of 15 years. Included in this amount is a customer relationship intangible asset for Verizon totaling $246.1 million. Pursuant to the acquisition agreement, the Company formalized agreements to provide pre-existing space and services to Verizon at the acquired data centers.

The fair value of customer relationships was estimated by applying an income approach. The fair value was determined by calculating the present value of estimated future operating cash flows generated from existing customers less costs to realize the revenue. The Company applied discount rates ranging from 7.7% to 14.4%, which reflected the nature of the assets as they relate to the risk and uncertainty of the estimated future operating cash flows. Other significant assumptions used to estimate the fair value of customer relationships include projected revenue growth, customer attrition rates, sales and marketing expenses and operating margins. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in the accounting standard for fair value measurements.
The fair value of property, plant and equipment was estimated by applying the cost approach. The cost approach is to use the replacement or reproduction cost as an indicator of fair value. The premise of the cost approach is that a market participant would pay no more for an asset than the amount for which the asset could be replaced or reproduced. The key assumptions of the cost approach include replacement cost new, physical deterioration, functional and economic obsolescence, economic useful life, remaining useful life, age and effective age.
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill is attributable to the workforce of the acquired business and the revenue increase from future customers expected to arise after the Verizon Data Center Acquisition. The goodwill is not expected to be deductible for local tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. Goodwill recorded as a result of the Verizon Data Center Acquisition was attributable to the Company's Americas region. For the three months ended September 30, 2017, the Company's results of continuing operations include the Verizon Data Center Acquisition's revenues of $137.0 million and net income from continuing operations of $29.2 million. The Company's results of continuing operations include the Verizon Data Center Acquisition's revenues of $223.7 million and net income from continuing operations of $56.3 million for the period May 1, 2017 through September 30, 2017.
IO Acquisition
On February 3, 2017, the Company acquired IO UK's data center operating business in Slough, United Kingdom, for a cash payment of approximately $36.3 million ("IO Acquisition"). The acquired facility was renamed London 10 ("LD10") data center. The IO Acquisition constitutes a business under the accounting standard for business combinations and as a result, was accounted for as a business combination using the acquisition method of accounting. Under the acquisition method of accounting, the assets acquired and liabilities assumed in a business combination shall be measured at fair value at the date of the acquisition. As of September 30, 2017, the Company has not completed the detailed valuation analysis to derive the fair value of deferred taxes. The

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Company has updated the preliminary allocation of purchase price for the IO Acquisition from the provisional amounts reported as of June 30, 2017 and the adjustments made during the three months ended September 30, 2017 were not significant. The adjustments in fair value of acquired assets and liabilities did not have a significant impact on the Company’s condensed consolidated statements of operations for the three months ended September 30, 2017. The purchase price has been allocated primarily to property, plant and equipment of $40.3 million, goodwill of $16.2 million, intangible assets of $6.3 million, deferred tax assets of $6.3 million and financing obligations of $33.1 million on a provisional basis. The nature of the intangible assets acquired is customer relationships with an estimated useful life of 10 years. Goodwill is not expected to be deductible for local tax purposes and is attributable to the Company's EMEA region. Goodwill will not be amortized and will be tested for impairment at least annually.
The Company included IO UK's data center operating results from February 3, 2017 in its condensed consolidated statements of operations and the estimated fair value of assets acquired and liabilities assumed in its condensed consolidated balance sheets beginning February 3, 2017. For the three months ended September 30, 2017, the incremental revenues from the IO Acquisition were not significant and for the nine months ended September 30, 2017, the incremental revenues were $4.0 million. The incremental net losses and acquisition costs were not significant to the Company's condensed consolidated statements of operations for both periods.
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
The Company included the incremental Paris IBX Data Center's results of operations from August 1, 2016 in its condensed consolidated statements of operations and the estimated fair value of assets acquired and liabilities assumed in its condensed consolidated balance sheets beginning August 1, 2016. The Company incurred acquisition costs of approximately $12.0 million for the year ended December 31, 2016 related to the Paris IBX Data Center Acquisition.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Purchase Price Allocation
Under the acquisition method of accounting, the assets acquired and liabilities assumed in a business combination shall be measured at fair value at the date of the acquisition and the Company completed the valuation analysis. The purchase price allocation, which excludes settlement of the Paris 3 financing obligations, was as follows (in thousands):

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
For the three months ended September 30, 2017 and 2016, the incremental revenues and incremental net losses from the Paris IBX Data Center Acquisition were not significant to the Company's condensed consolidated statements of operations. For the nine months ended September 30, 2017, the incremental revenues from the Paris IBX Data Center Acquisition were $9.1 million, and for the nine months ended September 30, 2016, the incremental revenues were not significant to the Company's condensed consolidated statements of operations. The incremental net losses were not significant to the Company's condensed consolidated statements of operations for the nine months ended September 30, 2017 and 2016.

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
Purchase Price Allocation
Under the acquisition method of accounting, the assets acquired and liabilities assumed in a business combination shall be measured at fair value at the date of the acquisition and the Company completed the valuation analysis. As of December 31, 2016, the Company updated the final allocation of purchase price for TelecityGroup from the provisional amounts reported as of March 31, 2016, which primarily resulted in increases to intangible assets of $36.8 million and deferred tax liabilities of $19.5 million and decreases in capital lease and other financing obligations of $34.4 million, goodwill of $22.5 million and assets held for sale of $36.9 million. The changes did not have a significant impact on the Company’s results from operations for the year ended December 31, 2016.
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
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after the TelecityGroup acquisition. The goodwill is not expected to be deductible for local tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. Goodwill recorded as a result of the TelecityGroup acquisition, except for the goodwill associated with assets held for sale, is attributable to the Company's EMEA region. For the three months ended September 30, 2016, the Company's results of continuing operations include TelecityGroup revenues of $107.3 million and net loss from continuing operations of $15.7 million. For the nine months ended September 30, 2016, the Company's results of continuing operations include TelecityGroup revenues of $299.0 million and net loss from continuing operations of $54.4 million.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Unaudited Pro Forma Combined Financial Information
The following unaudited pro forma combined financial information has been prepared by the Company using the acquisition method of accounting to give effect to the Verizon Data Center Acquisition as though it occurred on January 1, 2016. The Company completed the Verizon Data Center Acquisition on May 1, 2017. The operating results of the Verizon Data Center Acquisition for the period May 1, 2017 through September 30, 2017 are included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017. The unaudited pro forma combined financial information includes adjustments for amortization expenses of acquired intangible assets, transaction related costs, bridge loan commitment fee in connection with the Verizon Data Center Acquisition and the consequential tax effects of these adjustments.
The Company and Verizon entered into agreements at the closing of the Verizon Data Center Acquisition pursuant to which the Company will provide space and services to Verizon at the acquired data centers. These arrangements are not reflected in the unaudited pro forma combined financial information. For the three and nine months ended September 30, 2017, the Company recognized approximately $137.0 million and $223.7 million, respectively, of revenues attributed to the Verizon Data Center Acquisition, which included these arrangements.
The unaudited pro forma combined financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the Verizon Data Center Acquisition occurred on January 1, 2016, nor is it necessarily indicative of the future results of operations of the combined company.
The following table sets forth the unaudited pro forma combined results of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues	$1,152,261	$1,034,999	$3,309,381	$3,000,311
Net income (loss) from continuing operations	80,135	35,069	194,504	(37,410)
Basic EPS	1.03	0.45	2.50	(0.49)
Diluted EPS	1.02	0.45	2.48	(0.49)

4.	Assets Held for Sale
In June 2016, the Company approved the divestiture of the solar power assets of Bit-isle. In October 2016, the Company entered into a Share Transfer Agreement for the transfer of common stock of Terra Power Co., Ltd., relating to the divestiture of the solar power assets of Bit-isle. The Company received ¥400.0 million upon the closing of the transaction, or approximately $3.8 million at the exchange rate in effect on October 31, 2016. In November 30, 2016, the Company received an additional ¥2,500.0 million, or approximately $22.1 million at the exchange rate in effect at the time of receipt. The Company received the remaining payment of ¥5,313.4 million in the first quarter of 2017, or approximately $47.8 million at the exchange rate in effect on March 31, 2017. During the three months ended September 30, 2016, the Company evaluated the recoverability of the carrying value of its assets held for sale related to the sales agreement signed in October, as discussed above, and concluded that the Company would not recover the carrying value of certain assets. Accordingly, the Company recorded an impairment charge on other current assets of $7.7 million at September 30, 2016, reducing the carrying value of such assets from $79.5 million to the estimated fair value of $71.8 million.
During the fourth quarter of 2015, the Company and TelecityGroup agreed to divest certain data centers, including the Company’s London 2 ("LD2") data center and certain data centers of TelecityGroup in the United Kingdom, Netherlands and Germany, in order to obtain the approval of the European Commission for the acquisition of TelecityGroup. The assets and liabilities of LD2, which were included within the EMEA operating segment, were classified as held for sale in the fourth quarter of 2015 and, therefore, the corresponding depreciation and amortization expense was ceased at that time. This divestiture was not presented as discontinued operations in the condensed consolidated statements of operations, because it did not represent a strategic shift in the Company's business, as the Company continued operating similar businesses after the divestiture. The divestiture was completed on July 5, 2016 and the Company recognized a gain of $27.9 million on the sale of the LD2 data center, which is included in gains on asset sales in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The revenue and net income generated by LD2 during the three months ended September 30, 2016 were not significant. During the nine months ended September 30, 2016, LD2 generated revenues of $6.1 million and net income of $2.3 million.
During the fourth quarter of 2015, the Company entered into an agreement to sell a parcel of land in San Jose, California. The sale was completed in February 2016 and the Company recognized a gain on sale of $5.2 million.

5.	Discontinued Operations
In order to obtain the approval of the European Commission for the acquisition of TelecityGroup, the Company and TelecityGroup agreed to divest certain data centers of TelecityGroup in the United Kingdom, Netherlands and Germany. These TelecityGroup data centers, on acquisition, met the criteria to be classified as held for sale and were therefore reported as discontinued operations. As of January 15, 2016, the date of TelecityGroup acquisition, depreciation and amortization of the reported discontinued operations were ceased.
On July 5, 2016, the Company completed the sale of these data centers and related assets to Digital Realty for approximately €304.6 million and £376.2 million, or approximately $827.3 million at the exchange rates in effect on July 5, 2016. The Company recognized a gain on sale of the TelecityGroup data centers in discontinued operations of $4.2 million for the three months ended September 30, 2016. The results of operations for these data centers that were divested have been reported as net income from discontinued operations, net of tax, from January 15, 2016, the date of TelecityGroup acquisition, through July 5, 2016 in the Company's condensed consolidated statements of operations. The results of operations for these data centers during the three months ended September 30, 2016 were not significant. Capital expenditures from the date of acquisition through the date of sale were $31.5 million.
The Company did not record income from discontinued operations, net of tax for the three and nine months ended September 30, 2017. The following table presents the financial results of the Company's discontinued operations for the nine months ended September 30, 2016 (in thousands).

Nine Months Ended September 30, 2016
Revenues	$48,782
Costs and operating expenses:
Cost of revenues	24,795
Sales and marketing	1,030
General and administrative	7,026
Total costs and operating expenses	32,851
Income from discontinued operations	15,931
Interest and other, net	(1,286)
Income from discontinued operations before income taxes	14,645
Income tax expense	(4,581)
Gain on sale of discontinued operations, net of income taxes	4,242
Net income from discontinued operations, net of tax	$14,306

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.	Derivatives and Hedging Activities
Derivatives Designated as Hedging Instruments
Net Investment Hedges. The Company is exposed to the impact of foreign exchange rate fluctuations on the value of investments in its foreign subsidiaries. In order to mitigate the impact of foreign currency exchange rates, the Company has issued various foreign currency debt which is designated as hedges against the Company's net investments in foreign subsidiaries. As of September 30, 2017 and December 31, 2016, the total principal amounts of foreign currency debt, which was designated as net investment hedges, were $2,499.4 million and $646.2 million, respectively. The Company also uses foreign currency forward contracts to hedge against the effect of foreign exchange rate fluctuations on a portion of its net investment in the foreign subsidiaries. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge, except the ineffective portion and forward points, are recorded as a component of other comprehensive income in the condensed consolidated balance sheets.
The Company recorded net foreign exchange losses of $60.7 million and $191.1 million in other comprehensive income (loss) for the three and nine months ended September 30, 2017 and net foreign exchange gains of $5.5 million and $44.4 million in other comprehensive income (loss) for the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2016, the Company reclassified net foreign exchange gains of $40.0 million to gain on sale of discontinued operations. The Company recorded no ineffectiveness from its net investment hedges for the three and nine months ended September 30, 2017 and 2016.
Cash Flow Hedges. The Company hedges its foreign currency translation exposure for forecasted revenues and expenses in its EMEA region between the U.S. Dollar and the British Pound, Euro, Swedish Krona and Swiss Franc. The foreign currency forward and option contracts that the Company uses to hedge this exposure are designated as cash flow hedges under the accounting standard for derivatives and hedging. The Company also uses net purchased collar options to manage a portion of its exposure to foreign currency exchange rate fluctuations, where the Company writes a foreign currency call option and purchases a foreign currency put option. When two or more derivative instruments in combination are jointly designated as a cash flow hedging instrument, they are treated as a single instrument.
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
The following disclosure is prepared on a consolidated basis. Assets and liabilities resulting from intercompany derivatives have been eliminated in consolidation. As of September 30, 2017, the Company's cash flow hedge instruments had maturity dates ranging from October 2017 to August 2019 as follows (in thousands):

	Notional Amount	Fair Value (1)	Accumulated Other Comprehensive Income (Loss) (2) (3)
Derivative assets	$111,080	$5,441	$5,059
Derivative liabilities	492,159	(29,762)	(34,017)
Total	$603,239	$(24,321)	$(28,958)

(1)	All derivatives related to cash flow hedges are included in the condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

(2)	Included in the condensed consolidated balance sheets within accumulated other comprehensive income (loss).

(3)
The Company recorded a net loss of $19.9 million within accumulated other comprehensive income (loss) relating to cash flow hedges that will be reclassified to revenues and expenses as they mature in the next 12 months.

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

During the three months ended September 30, 2017 and 2016, the ineffective and excluded portions of cash flow hedges recognized in other income (expense) were not significant. During the three months ended September 30, 2017, the amount of net losses reclassified from accumulated other comprehensive income (loss) to revenues and the amount of net gains reclassified from accumulated other comprehensive income (loss) to operating expenses were not significant. During the three months ended September 30, 2016, the amount of net gains reclassified from accumulated other comprehensive income (loss) to revenues was $10.1 million and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses was $5.0 million.
During the nine months ended September 30, 2017, the amount of net gains from the ineffective and excluded portions of cash flow hedges recognized in other income (expense) was $3.6 million. During the nine months ended September 30, 2016, net gains from the ineffective and excluded portions of cash flow hedges recognized in other income (expense) were not significant. During the nine months ended September 30, 2017, the amount of net gains reclassified from accumulated other comprehensive income (loss) to revenues was $25.8 million and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses was $13.4 million. During the nine months ended September 30, 2016, the amount of net gains reclassified from accumulated other comprehensive income (loss) to revenues was $22.7 million and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses was $11.7 million.
Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. The Company is deemed to have foreign currency forward contracts embedded in certain of the Company's customer agreements that are priced in currencies different from the functional or local currencies of the parties involved. These embedded derivatives are separated from their host contracts and carried on the Company's balance sheet at their fair value. The majority of these embedded derivatives arise as a result of the Company's foreign subsidiaries pricing their customer contracts in the U.S. dollar. Gains and losses on these embedded derivatives are included within revenues in the Company's condensed consolidated statements of operations. During the three months ended September 30, 2017 and 2016, gains (losses) associated with these embedded derivatives were not significant. During the nine months ended September 30, 2017 and 2016, the losses associated with these embedded derivatives were $6.3 million and $7.3 million, respectively.
Economic Hedges of Embedded Derivatives. The Company uses foreign currency forward contracts to manage the foreign exchange risk associated with the Company's customer agreements that are priced in currencies different from the functional or local currencies of the parties involved ("economic hedges of embedded derivatives"). Foreign currency forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. Gains and losses on these contracts are included within revenues in the Company's condensed consolidated statements of operations along with gains and losses of the related embedded derivatives. The Company entered into various economic hedges of embedded derivatives during the three and nine months ended September 30, 2017 and 2016. During the three and nine months ended September 30, 2017, the gains (losses) associated with these contracts were not significant. During the three months ended September 30, 2016, the gains (losses) associated with these contracts were not significant. During the nine months ended September 30, 2016, the gains associated with these contracts were $5.3 million.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Foreign Currency Forward and Option Contracts. The Company also uses foreign currency forward and option contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of its foreign currency-denominated assets and liabilities change. Gains and losses on these contracts are included in other income (expense), net in the Company's condensed consolidated statements of operations, along with foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward and option contracts. The Company entered into various foreign currency forward and option contracts during the three and nine months ended September 30, 2017 and 2016. During the three and nine months ended September 30, 2017, the Company recognized net losses of $23.1 million and $60.2 million, respectively, associated with these contracts. During the three and nine months ended September 30, 2016, the Company recognized net gains of $3.2 million and $44.6 million, respectively, associated with these contracts.
Offsetting Derivative Assets and Liabilities
The following table presents the fair value of derivative instruments recognized in the Company's condensed consolidated balance sheets as of September 30, 2017 (in thousands):

	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Net Amounts (1)	Gross Amounts not Offset in the Balance Sheet (2)	Net
Assets:
Designated as hedging instruments:
Foreign currency forward contracts designated as cash flow hedges	$5,441	$—	$5,441	$(5,441)	$—
Not designated as hedging instruments:
Embedded derivatives	5,096	—	5,096	—	5,096
Economic hedges of embedded derivatives	969	—	969	(278)	691
Foreign currency forward contracts	6,947	—	6,947	(1,973)	4,974
	13,012	—	13,012	(2,251)	10,761
Additional netting benefit	—	—	—	(3,680)	(3,680)
	$18,453	$—	$18,453	$(11,372)	$7,081
Liabilities:
Designated as hedging instruments
Foreign currency forward and option contracts designated as cash flow hedges	$29,762	$—	$29,762	$(5,441)	$24,321
Not designated as hedging instruments:
Embedded derivatives	3,013	—	3,013	—	3,013
Economic hedges of embedded derivatives	278	—	278	(278)	—
Foreign currency forward contracts	2,806	—	2,806	(1,973)	833
	6,097	—	6,097	(2,251)	3,846
Additional netting benefit	—	—	—	(3,680)	(3,680)
	$35,859	$—	$35,859	$(11,372)	$24,487

(1)	As presented in the Company's condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

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
Cash, Cash Equivalents and Investments. The fair value of the Company's investments in money market funds approximates their face value. Such instruments are included in cash equivalents. The Company's money market funds and publicly traded equity securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. The fair value of the Company's other investments, including certificates of deposit, approximates their face value. The fair value of these investments is priced based on the quoted market price for similar instruments or nonbinding market prices that are corroborated by observable market data. Such instruments are classified within Level 2 of the fair value hierarchy. The Company determines the fair values of its Level 2 investments by using inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, custody bank, third-party pricing vendors, or other sources. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. The Company is responsible for its condensed consolidated financial statements and underlying estimates.
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
The Company's financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 were as follows (in thousands):

	Fair Value at September 30, 2017	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Cash	$1,130,270	$1,130,270	$—
Money market and deposit accounts	469,718	469,718	—
Publicly traded equity securities	7,701	7,701	—
Certificates of deposit	32,756	—	32,756
Derivative instruments (1)	18,453	—	18,453
Total	$1,658,898	$1,607,689	$51,209
Liabilities:
Derivative instruments (1)	$35,859	$—	$35,859
Total	$35,859	$—	$35,859

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

The Company did not have any Level 3 financial assets or financial liabilities as of September 30, 2017 and December 31, 2016.

8.	Leases
Capital Lease and Other Financing Obligations
Amsterdam 5 ("AM5") Data Center
In May 2017, the Company entered into an agreement to acquire the land and building for the AM5 IBX data center for cash consideration of €26.7 million or $30.4 million at the exchange rate in effect on June 30, 2017. The Company had previously leased this IBX data center. As a result of the purchase, the prior lease was effectively terminated and the lease liability was settled in full. The Company settled the financing lease obligation of AM5 data center for €20.0 million or approximately $22.8 million and recognized a loss on debt extinguishment of €7.2 million or approximately $8.2 million. The fair value allocated to the ground lease was €6.7 million or $7.6 million was recorded as other assets and will be amortized through December 2054.
Hong Kong 5 ("HK5") Data Center
In January 2017, the Company entered into an agreement for certain elements of the construction of Hong Kong 5 Data Center. The terms of the construction agreement triggered the Company to be, in substance, the owner of the asset during the construction phase. The Company has accounted for the construction and related agreements as a build-to-suit arrangement. As of September 30, 2017, the Company recorded a financing liability totaling approximately 565.2 million Hong Kong dollars, or $72.4 million at the exchange rate in effect as of September 30, 2017.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Maturities of Capital Lease and Other Financing Obligations
The Company's capital lease and other financing obligations are summarized as follows (in thousands):

	Capital Lease Obligations	Other Financing Obligations (1)	Total
2017 (3 months remaining)	$21,758	$23,065	$44,823
2018	93,791	100,966	194,757
2019	87,022	87,789	174,811
2020	87,170	87,636	174,806
2021	87,443	89,294	176,737
Thereafter	882,047	973,777	1,855,824
Total minimum lease payments	1,259,231	1,362,527	2,621,758
Plus amount representing residual property value	—	537,219	537,219
Less amount representing interest	(538,584)	(948,004)	(1,486,588)
Present value of net minimum lease payments	720,647	951,742	1,672,389
Less current portion	(30,043)	(30,158)	(60,201)
Total	$690,604	$921,584	$1,612,188

(1)     Other financing obligations are primarily build-to-suit lease obligations.

9.	Debt Facilities
Mortgage and Loans Payable
As of September 30, 2017 and December 31, 2016, the Company's mortgage and loans payable consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Term loans	$2,619,646	$1,413,582
Mortgage payable and loans payable	46,159	44,382
	2,665,805	1,457,964
Less amount representing unamortized debt discount and debt issuance cost	(31,876)	(22,811)
Add amount representing unamortized mortgage premium	2,036	1,862
	2,635,965	1,437,015
Less current portion	(84,455)	(67,928)
Total	$2,551,510	$1,369,087
Senior Credit Facility
On December 17, 2014, the Company entered into a credit agreement with a group of lenders for a $1,500.0 million credit facility (“Senior Credit Facility”), comprised of a $1,000.0 million multicurrency revolving credit facility (“Revolving Credit Facility”) and a $500.0 million multicurrency term loan facility (“Term Loan A Facility”). The Senior Credit Facility was amended on April 30, 2015 to convert outstanding U.S. dollar-denominated loans into equivalent amounts denominated in four foreign currencies. The Senior Credit Facility was further amended on December 8, 2015 to increase the Revolving Credit Facility to $1,500.0 million and to receive commitments from the lenders for a $250.0 million and £300.0 million seven-year Term B-1 Loans (the “Term B-1 Loan Facility”).

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

On December 22, 2016, the Company entered into a third amendment (the "Third Amendment") to the Senior Credit Facility. Pursuant to the Third Amendment, (i) the Company could borrow up to €1,000.0 million in additional term B loan (the "Term B-2 Loan"), (ii) the interest rate margin applicable to the existing Term B-1 Loan Facility in U.S. Dollars was reduced from 3.25% to 2.50% and the LIBOR floor applicable to such loans was reduced from 0.75% to zero and (iii) the interest rate margin applicable to the loans borrowed under the Term B-1 Loan Facility in Pounds Sterling was reduced from 3.75% to 3.00%, with no change to the existing LIBOR floor of 0.75% applicable to such loans.
On January 6, 2017, the Company borrowed the full amount of the Term B-2 Loan of €1,000.0 million, or approximately $1,059.8 million, and recorded debt issuance costs of €13.0 million, or approximately $13.8 million at the exchange rate in effect on January 6, 2017. The Term B-2 Loan bore interest at an index rate based on LIBOR plus a margin of 3.25%. The Term B-2 Loan was issued at par. The Term B-2 Loan must be repaid in equal quarterly installments of 0.25% of the original principal amount starting in the second quarter of 2017, with the remaining amount outstanding to be repaid in full on the seventh anniversary of the funding date of the Term B-2 Loan. As of September 30, 2017, the Company had a €995.0 million outstanding balance, or a total of approximately $1,175.6 million at the exchange rate in effect on September 30, 2017, under the Term B-2 Loan. As of September 30, 2017, debt issuance costs related to the Term B-2 Loan, net of amortization, were €11.6 million, or $12.2 million.
On August 15, 2017, the Company entered into a fourth amendment (the “Fourth Amendment”) to the Senior Credit Facility. Pursuant to the Fourth Amendment, (i) the interest rate margin applicable to loans borrowed under the Term B-1 Loan Facility in US Dollars was reduced from (a) 2.50% to 2.00% in the case of USD Term B-1 Loan Facility indexed to LIBOR and (b) 1.50% to 1.00% in the case of USD Term B-1 Loan Facility indexed to an alternate base rate, (ii) the LIBOR floor applicable to loans borrowed under the Term B-1 Loan Facility in Pounds Sterling was reduced from 0.75% to zero and (iii) the interest rate margin applicable to loans borrowed under the Term B-2 Loan in Euro was reduced from 3.25% to 2.50%.
Senior Notes
As of September 30, 2017 and December 31, 2016, the Company's senior notes consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
2.875% Euro Senior Notes due 2025 (1)	$1,181,500	$—
4.875% Senior Notes due 2020	—	500,000
5.375% Senior Notes due 2022	750,000	750,000
5.375% Senior Notes due 2023	1,000,000	1,000,000
5.750% Senior Notes due 2025	500,000	500,000
5.875% Senior Notes due 2026	1,100,000	1,100,000
5.375% Senior Notes due 2027	1,250,000	—
	5,781,500	3,850,000
Less amount representing unamortized debt issuance cost	(64,224)	(39,230)
Total	$5,717,276	$3,810,770

(1)	The 2.875% Euro Senior Notes are denominated in Euros with €1,000.0 million outstanding as of September 30, 2017.
Redemption of 2020 Senior Notes
On September 28, 2017, the Company redeemed the entire $500.0 million principal amount of its 4.875% senior notes due 2020 at a redemption price of 102.438% of the principal amount of the notes plus accrued and unpaid interest. The Company recognized a loss on debt extinguishment of $14.6 million related to the redemption of these notes comprised of a $12.2 million early redemption premium and write-off of unamortized debt issuance costs of $2.4 million.
2025 Euro Senior Notes
On September 20, 2017, the Company issued €1,000.0 million, or approximately $1,199.7 million in U.S. dollars, at the exchange rate in effect on September 20, 2017, aggregate principal amount of 2.875% senior notes due October 1, 2025, which

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

are referred to as the "2025 Euro Senior Notes." Interest on the notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2018. Debt issuance costs related to the 2025 Euro Senior Notes were $16.3 million.
2027 Senior Notes
In March 2017, the Company issued $1,250.0 million aggregate principal amount of 5.375% senior notes due May 15, 2027, which are referred to as the "2027 Senior Notes." Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2017. Debt issuance costs related to the 2027 Senior Notes were $16.8 million.
The 2025 Euro Senior Notes and 2027 Senior Notes are unsecured and rank equal in right of payment to the Company's existing or future senior indebtedness and senior in right of payment to the Company's existing and future subordinated indebtedness. The 2025 Euro Senior Notes and 2027 Senior Notes are effectively subordinated to all of the existing and future secured debt, including debt outstanding under any bank facility or secured by any mortgage, to the extent of the assets securing such debt. They are also structurally subordinated to any existing and future indebtedness and other liabilities (including trade payables) of any of the Company's subsidiaries.
The 2025 Euro Senior Notes and 2027 Senior Notes are governed by a supplemental indenture to the indenture between the Company and U.S. Bank National Association, as trustee, that also governs the Company's 5.875% Senior Notes due 2026, 5.375% Senior Notes due 2022, and 5.750% Senior Notes due 2025 (collectively, the "Senior Notes"). The supplemental indenture contains covenants that limit the Company's ability and the ability of its subsidiaries to, among other things:

•	incur additional debt;

•	pay dividends or make other restricted payments;

•	purchase, redeem or retire capital stock or subordinated debt;

•	make asset sales;

•	enter into transactions with affiliates;

•	incur liens;

•	enter into sale-leaseback transactions;

•	provide subsidiary guarantees;

•	make investments; and

•	merge or consolidate with any other person.
If the Senior Notes are rated investment grade at any time by two or more of Standard & Poor’s, Moody’s and Fitch, most of the restrictive covenants contained in the supplemental indenture will be suspended. As of September 30, 2017, the Company was in compliance with all debt covenants.
The Company is not required to make any mandatory redemption with respect to the 2025 Euro Senior Notes or 2027 Senior Notes, however upon the event of a change in control, the Company will be required to offer to purchase the 2025 Euro Senior Notes and 2027 Senior Notes.

Optional Redemption Schedule
Senior Notes Description	Early Equity Redemption Price	First Scheduled Redemption Date	First Year Redemption Price	Second Year Redemption Price	Third Year Redemption Price	Fourth Year Redemption Price
5.375% Notes due 2027	105.375%	May 15, 2022	102.688%	101.792%	100.896%	100.000%
2.875% Euro Notes due 2025	102.875%	October 1, 2020	101.438%	100.719%	100.000%	—
The 2025 Euro Senior Notes and 2027 Senior Notes provide for optional redemption. Within 90 days of the closing of one or more equity offerings and at any time prior to the first scheduled redemption date listed in the optional redemption schedule, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes outstanding at the early equity redemption price, plus accrued and unpaid interest, provided that at least 65% of the aggregate principal amount of the Senior Notes remain outstanding immediately after the occurrence of such redemption.
On or after the first scheduled redemption date listed in the optional redemption schedule, the Company may redeem all or a part of the 2025 Euro Senior Notes and 2027 Senior Notes, on any one or more occasions, at the redemption prices (expressed as percentages of principal amount) set forth in the optional redemption schedule plus accrued and unpaid interest thereon, if any, if

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

redeemed during the twelve-month period beginning on the first scheduled redemption date and at declining redemption prices during the twelve-month periods beginning on the anniversaries of the first scheduled redemption date.
In addition, at any time prior to the respective first scheduled redemption date, the Company may also redeem all or a part of the Senior Notes at a redemption price equal to 100% of the principal amount of Senior Notes redeemed plus the applicable premium (the "Applicable Premium") as of the date of redemption, and accrued and unpaid interest, if any, subject to the rights of the holders of record of the Senior Notes on the relevant record date to receive interest due on the relevant interest payment date. The Applicable Premium is written to make investors whole through the first scheduled optional redemption date and is defined as the greater of:

•	1.0% of the principal amount of the Senior Notes; and

•
the excess of: (a) the present value at such redemption date of (i) the redemption price of the Senior Notes at the first scheduled redemption date, plus (ii) all required interest payments due on the Senior Notes through the first scheduled redemption date, computed using a discount rate equal to the treasury rate (or Bund rate for Euro Senior Notes) as of such redemption date plus 50 basis points; over (b) the principal amount of the Senior Notes, if greater.

In the event of any amendment to, or change in, the laws of a relevant tax jurisdiction, which would require the Company to pay additional amounts in respect to the 2025 Euro Senior Notes, the Company may redeem at any time the 2025 Euro Senior Notes in whole, but not in part, at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.
As of September 30, 2017, unamortized debt issuance costs related to the 2025 Euro Senior Notes were €13.5 million or approximately $16.0 million. Unamortized debt issuance costs related to 2027 Senior Notes were $16.0 million.
Maturities of Debt Facilities
The following table sets forth maturities of the Company's debt, including mortgage and loans payable, and senior notes, gross of debt issuance costs and debt discounts, as of September 30, 2017 (in thousands):

Years ending:
2017 (3 months remaining)	$21,105
2018	84,478
2019	389,409
2020	44,027
2021	355,279
Thereafter	7,555,043
Total	$8,449,341
Fair Value of Debt Facilities
The following table sets forth the estimated fair values of the Company's mortgage and loans payable and senior notes (gross of debt discount, premium and deferred issuance costs), including current maturities, as of (in thousands):

	September 30, 2017	December 31, 2016
Mortgage and loans payable	$2,668,249	$1,461,954
Senior notes	6,106,055	4,033,985
The fair value of the mortgage and loans payable was estimated by considering the Company's credit rating, current rates available to the Company for debt of the same remaining maturities and terms of the debt (Level 2). The fair value of the senior notes was based on quoted market prices (Level 1).

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Interest Charges
The following table sets forth total interest costs incurred and total interest costs capitalized for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest expense	$121,828	$92,200	$352,554	$293,395
Interest capitalized	6,174	3,234	20,573	9,479
Interest charges incurred	$128,002	$95,434	$373,127	$302,874
Total interest paid, net of capitalized interest, during the three months ended September 30, 2017 and 2016 was $122.8 million and $107.9 million, respectively. Total interest paid, net of capitalized interest, during the nine months ended September 30, 2017 and 2016 was $321.8 million and $262.1 million, respectively.

10.	Commitments and Contingencies
Purchase Commitments
Primarily as a result of the Company's various IBX data center expansion projects, as of September 30, 2017, the Company was contractually committed for $336.8 million of unaccrued capital expenditures, primarily for IBX infrastructure equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of September 30, 2017, such as commitments to purchase power in select locations through the remainder of 2017 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2017 and thereafter. Such other miscellaneous purchase commitments totaled $592.4 million as of September 30, 2017.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.	Stockholders' Equity
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by components are as follows (in thousands):

	Balance as of December 31, 2016	Net Change	Balance as of September 30, 2017
Foreign currency translation adjustment ("CTA") gain (loss)	$(1,031,129)	$408,830	$(622,299)
Unrealized gain (loss) on cash flow hedges (1)	30,704	(52,468)	(21,764)
Unrealized gain (loss) on available-for-sale securities (2)	2,110	(85)	2,025
Net investment hedge CTA gain (loss) (1)	49,989	(191,121)	(141,132)
Net actuarial gain (loss) on defined benefit plans (3)	(816)	39	(777)
Total	$(949,142)	$165,195	$(783,947)

(1)	Refer to Note 6 for a discussion of the amounts reclassified from accumulated other comprehensive income (loss) to net income (loss).

(2)	No realized gains and losses were reclassified from accumulated other comprehensive income (loss) to net income (loss) for the nine months ended September 30, 2017.

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

Changes in foreign currency exchange rates can have a significant impact to the Company's condensed consolidated balance sheets (as evidenced above in the Company's foreign currency translation gain or loss), as well as its condensed consolidated results of operations, as amounts in foreign currencies generally translate into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. As of September 30, 2017, the U.S. dollar was generally weaker relative to certain of the currencies of the foreign countries in which the Company operates as compared to December 31, 2016. This overall weakening of the U.S. dollar had an overall favorable impact on the Company's condensed consolidated financial position because the foreign denominations translated into more U.S. dollars as evidenced by an increase in foreign currency translation gain for the nine months ended September 30, 2017 as reflected in the above table. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which the Company operates could have a significant impact on its condensed consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.
Common Stock
In August 2017, the Company entered into an equity distribution agreement with RBC Capital Market, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, establishing an "at the market" equity offering program, under which the Company may offer and sell from time to time up to an aggregate of $750.0 million of its common stock in "at the market" transactions (the "ATM Program"). No sales have been made under the ATM Program to date.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Dividends
On August 2, 2017, the Company declared a quarterly cash dividend of $2.00 per share, with a record date of August 23, 2017 and a payment date of September 20, 2017. During the three months ended September 30, 2017, the Company paid a total of $159.5 million in dividends. In addition, the Company accrued an additional $2.7 million in dividends payable for restricted stock units that have not yet vested.
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
Stock-Based Compensation
For the nine months ended September 30, 2017, the Compensation Committee and the Stock Award Committee of the Company's Board of Directors approved the issuance of an aggregate of 511,548 shares of restricted stock units to certain employees, including executive officers, pursuant to the 2000 Equity Incentive Plan, as part of the Company's annual refresh program. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $367.23 and a weighted-average requisite service period of 3.48 years. The valuation of restricted stock units with only a service condition or a service and performance condition requires no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of the Company's stock price on the date of grant. The Company used revenues and adjusted funds from operations ("AFFO") as the performance measurements in the restricted stock units with both service and performance conditions that were granted in the first nine months ended September 30, 2017.
The Company uses a Monte Carlo simulation option-pricing model to determine the fair value of restricted stock units with a service and market condition. There were no significant changes in the assumptions used to determine the fair value of restricted stock units with a service and market condition that were granted in 2017 compared to the prior year.
The following table presents, by operating expense category, the Company's stock-based compensation expense recognized in the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues	$3,911	$3,316	$10,000	$9,754
Sales and marketing	13,847	11,702	38,245	32,187
General and administrative	27,896	27,455	81,357	74,370
Total	$45,654	$42,473	$129,602	$116,311

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

12.	Segment Information
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Adjusted EBITDA:
Americas	$292,101	$202,131	$748,871	$581,619
EMEA	146,464	121,468	417,640	366,412
Asia-Pacific	111,754	96,443	320,690	272,952
Total adjusted EBITDA	550,319	420,042	1,487,201	1,220,983
Depreciation, amortization and accretion expense	(277,719)	(215,370)	(749,118)	(631,242)
Stock-based compensation expense	(45,654)	(42,473)	(129,602)	(116,311)
Acquisition costs	(2,083)	(12,505)	(31,510)	(64,635)
Impairment charges	—	(7,698)	—	(7,698)
Gains on asset sales	—	27,945	—	33,187
Income from continuing operations	$224,863	$169,941	$576,971	$434,284

The Company also provides the following additional segment disclosures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Americas	$596,538	$425,142	$1,566,593	$1,243,007
EMEA	338,833	301,250	976,624	869,715
Asia-Pacific	216,890	198,284	624,990	556,620
Total	$1,152,261	$924,676	$3,168,207	$2,669,342
Depreciation and amortization:
Americas	$151,072	$81,724	$363,341	$236,385
EMEA	75,276	79,292	230,406	237,846
Asia-Pacific	52,063	53,809	156,456	153,179
Total	$278,411	$214,825	$750,203	$627,410
Capital expenditures:
Americas	$151,310	$147,328	$465,424	$346,817
EMEA	112,578	79,585	347,647	223,440
Asia-Pacific	56,346	52,564	132,977	156,787
Total	$320,234	$279,477	$946,048	$727,044

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company's long-lived assets are located in the following geographic areas as of (in thousands):

	September 30, 2017	December 31, 2016
Americas	$4,399,846	$3,339,518
EMEA	2,933,406	2,355,943
Asia-Pacific	1,672,919	1,503,749
Total long-lived assets	$9,006,171	$7,199,210

Revenue information on a services basis is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Colocation	$842,680	$678,959	$2,316,433	$1,958,582
Interconnection	179,544	137,501	493,288	397,147
Managed infrastructure	63,278	55,146	176,080	156,302
Other	3,531	5,400	11,720	12,901
Recurring revenues	1,089,033	877,006	2,997,521	2,524,932
Non-recurring revenues	63,228	47,670	170,686	144,410
Total	$1,152,261	$924,676	$3,168,207	$2,669,342
No single customer accounted for 10% or greater of the Company's revenues for the three and nine months ended September 30, 2017 and 2016. No single customer accounted for 10% or greater of the Company's gross accounts receivable as of September 30, 2017 and December 31, 2016.

13.	Subsequent Events
On November 1, 2017, the Company declared a quarterly cash dividend of $2.00 per share, which is payable on December 13, 2017 to the Company's common stockholders of record as of the close of business on November 15, 2017.
On October 9, 2017, the Company completed the acquisition of Itconic for a cash purchase price of €215.0 million or $252.6 million at the exchange rate in effect on October 9, 2017. Itconic is a data center provider in Spain and Portugal, and also includes CloudMas, an Itconic subsidiary which is focused on supporting enterprise adoption and use of cloud services. Itconic’s operating results will be reported in the EMEA region following the date of acquisition. The acquisition of Itconic constitutes a business under the accounting standard for business combinations and therefore will be accounted for as a business combination using the acquisition method of accounting. The fair value of assets acquired and liabilities assumed are being appraised by the Company with the assistance of a third party and have not been finalized.
On October 6, 2017, the Company acquired a data center business from Zenium for a cash payment of approximately $93.0 million. The acquired facility is located in Istanbul, Turkey, and will be renamed Istanbul 2 ("IS2") data center. IS2’s operating results will be reported in the EMEA region following the date of acquisition. The acquisition of IS2 constitutes a business under the accounting standard for business combinations and therefore will be accounted for as a business combination using the acquisition method of accounting. The fair value of assets acquired and liabilities assumed are being appraised by the Company with the assistance of a third party and have not been finalized.

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
Overview
In October 2017, we acquired a data center business from Zenium in Istanbul for a cash purchase price of approximately $93.0 million. The acquired data center will be renamed as Istanbul 2 (or "IS2") data center. The acquisition of IS2 will be accounted for using the acquisition method.
In September 2017, as more fully described in Note 9 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we issued €1.0 billion or approximately $1.2 billion in U.S. dollars, at the exchange rate in effect on September 20, 2017, aggregate principal amount of 2.875% senior notes due October 1, 2025 (the "2025 Euro Senior Notes") and recorded debt issuance costs of $16.3 million. We used a portion of the net proceeds from the 2025 Euro Senior Notes to redeem our 4.875% senior notes with an aggregate principal amount of $500.0 million in September 2017. As a result, we recognized a loss on debt extinguishment of $14.6 million during the third quarter of 2017.
In September 2017, we entered into a purchase agreement to acquire Itconic with 5 data centers in Spain and Portugal for a cash purchase price of approximately €215.0 million or $252.6 million at the exchange rate in effect on October 9, 2017 (the "Itconic Acquisition"). The Itconic Acquisition was completed in October 2017. The Itconic Acquisition will be accounted for using the acquisition method.
In August 2017, as more fully described in Note 11 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we launched an "at the market" program (the "ATM program"), under which we may offer and sell shares of our common stock having an aggregate offering price of up to $750.0 million from time to time through our sales agents. No sales have been made under the ATM Program to date.
In August 2017, as more fully described in Note 9 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we entered into a fourth amendment (the “Fourth Amendment”) to the senior secured credit facility, which is comprised of a multi-currency revolving credit facility, a multi-currency senior secured term A loan facility and a multi-currency senior secured term B loan facility (the "Term Loan B Facility"). Pursuant to the Fourth Amendment, we modified various terms of interest rates applicable to loans borrowed under the Term Loan B Facility.

In May 2017, as more fully described in Note 3 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we completed the acquisition of certain colocation business from Verizon Communications Inc. ("Verizon") consisting of 29 data center buildings located in the United States, Brazil and Colombia (the "Selected Verizon Data Center Business"), for a cash purchase price of approximately $3.6 billion (the "Verizon Data Center Acquisition"), which we funded with proceeds of debt and equity financings conducted in January and March 2017 as discussed below. The Verizon Data Center Acquisition was accounted for using the acquisition method. The fair value of the assets acquired and liabilities assumed are currently being appraised by a third-party. The valuation and purchase accounting of this acquisition have not yet been finalized as of September 30, 2017.
In March 2017, as more fully described in Note 11 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we issued and sold 6,069,444 shares of our common stock in a public offering. We received net proceeds of approximately $2,126.3 million, after deducting underwriting discounts, commissions and offering expenses.
In March 2017, as more fully described in Note 9 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we issued $1,250.0 million aggregate principal amount of 5.375% senior notes due May 15, 2027 (the "2027 Senior Notes") and recorded debt issuance costs of $16.8 million.
In February 2017, as more fully described in Note 3 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we acquired IO UK's data center operating business in Slough, United Kingdom, for a cash payment of approximately $36.3 million (the "IO Acquisition"). The acquired facility was renamed as London 10 ("LD10") data center. The IO Acquisition was accounted for using the acquisition method. The valuation and purchase accounting of this acquisition have not been finalized as of September 30, 2017.
In January 2017, as more fully described in Note 9 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we borrowed the full amount of the Term B-2 Loan of €1.0 billion or approximately $1.1 billion in U.S. dollars at the exchange rate in effect on January 6, 2017.
Equinix provides global data center offerings that protect and connect the world's most valued information assets. Global enterprises, financial services companies and content and network service providers rely upon Equinix's leading insight and data centers around the world for the safehousing of their critical IT equipment and the ability to directly connect to the networks that enable today's information-driven economy. The Verizon Data Center Acquisition along with the acquisitions of Itconic and IS2 expanded the Company's total global footprint to 190 IBX data centers across 48 markets around the world. Equinix offers the following solutions: (i) premium data center colocation, (ii) interconnection and (iii) exchange and outsourced IT infrastructure services. As of September 30, 2017, we operated or had partner International Business Exchange® ("IBX") data centers in the Atlanta, Culpeper, Bogota, Boston, Chicago, Dallas, Denver, Houston, Los Angeles, Miami, New York, Philadelphia, Rio De Janeiro, Sao Paulo, Seattle, Silicon Valley, Toronto and Washington, D.C. metro areas in the Americas region; Bulgaria, Finland, France, Germany, Ireland, Italy, the Netherlands, Poland, Sweden, Switzerland, Turkey, the United Arab Emirates and the United Kingdom in the Europe, Middle East and Africa ("EMEA") region; and Australia, China, Hong Kong, Indonesia, Japan and Singapore in the Asia-Pacific region.
Our data centers in 48 markets around the world are a global platform, which allows our customers to increase information and application delivery performance while significantly reducing costs. Based on our global platform and the quality of our IBX data centers, we believe we have established a critical mass of customers. As more customers locate in our IBX data centers, it benefits their suppliers and business partners to colocate as well, in order to gain the full economic and performance benefits of our offerings. These partners, in turn, pull in their business partners, creating a "marketplace" for their services. Our global platform enables scalable, reliable and cost-effective colocation, interconnection and traffic exchange that lowers overall cost and increases flexibility. Our focused business model is built on our critical mass of customers and the resulting "marketplace" effect. This global platform, combined with our strong financial position, continues to drive new customer growth and bookings.
Historically, our market has been served by large telecommunications carriers who have bundled telecommunications products and services with their colocation offerings. The data center market landscape has evolved to include cloud computing/utility providers, application hosting providers and systems integrators, managed infrastructure hosting providers and colocation providers. More than 350 companies provide data center solutions in the U.S. alone. Each of these data center solutions providers can bundle various colocation, interconnection and network offerings, and outsourced IT infrastructure services. We are able to offer our customers a global platform that reaches 24 countries with proven operational reliability, improved application performance and network choice, and a highly scalable set of offerings.
Our utilization rates were approximately 78%, excluding the Verizon Data Center Acquisition, as of September 30, 2017 and 81%, excluding the acquisitions of TelecityGroup and Bit-isle, as of September 30, 2016. Excluding the impact of our IBX data center expansion projects that have opened during the last 12 months and acquisitions mentioned above, our utilization rate would have increased to approximately 83% as of September 30, 2017. Our utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain of our high power demand customers. This increased power consumption has driven the requirement to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.
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
Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during any given quarter of the past three years, more than half of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. During the three months ended September 30, 2017 and 2016, our largest customer accounted for approximately 4% and 3%, respectively, of our recurring revenues. Our 50 largest customers accounted for approximately 37% and 36%, respectively, of our recurring revenues for the three months ended September 30, 2017 and 2016. During the nine months ended September 30, 2017 and 2016, our largest customer accounted for approximately 3% of our recurring revenues. Our 50 largest customers accounted for approximately 36% of our recurring revenues for both the nine months ended September 30, 2017 and 2016.
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
Taxation as a REIT
We elected to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with our 2015 taxable year. As of September 30, 2017, our REIT structure includes all of our data center operations in the U.S., Canada, Japan and most of our data center operations in Europe. Our data center operations in other jurisdictions are operated as taxable REIT subsidiaries ("TRSs").
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
On March 22, 2017, June 21, 2017, and September 20, 2017, we paid quarterly cash dividends of $2.00 per share, and on November 1, 2017 we declared a quarterly cash dividend of $2.00 per share, payable on December 13, 2017 to stockholders of record on November 15, 2017. We expect the amount of all 2017 quarterly distributions and other applicable and deemed distributions to equal or exceed the taxable income to be recognized in 2017.
We continue to monitor our REIT compliance in order to maintain our qualification for U.S. federal income taxation as a REIT. For this and other reasons, as necessary we may convert certain of our data center operations in additional countries into the REIT structure in future periods.

Results of Operations
Our results of operations for the three and nine months ended September 30, 2017 include the results of operations of the Verizon Data Center Acquisition from May 1, 2017, the IO Acquisition from February 3, 2017 and the Paris IBX data center acquisition (the "Paris IBX Data Center Acquisition") from January 1, 2017. Our results of operations for the three and nine months ended September 30, 2016 include the results of operations of Telecity Group from January 15, 2016 and the Paris IBX Data Center Acquisition from August 1, 2016.
Discontinued Operations
We present the results of operations associated with the TelecityGroup data centers that were divested in July 2016 as discontinued operations in our condensed consolidated statement of operations for the three and nine months ended September 30, 2016. We did not have any discontinued operations activity during the three and nine months ended September 30, 2017.
Three Months Ended September 30, 2017 and 2016
Revenues. Our revenues for the three months ended September 30, 2017 and 2016 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three Months Ended September 30,				% Change
	2017	%	2016	%	Actual	Constant Currency (1)
Americas:
Recurring revenues	$566,036	49%	$404,462	44%	40%	40%
Non-recurring revenues	30,502	3%	20,680	2%	47%	47%
	596,538	52%	425,142	46%	40%	40%
EMEA:
Recurring revenues	320,879	27%	286,190	31%	12%	9%
Non-recurring revenues	17,954	2%	15,060	2%	19%	15%
	338,833	29%	301,250	33%	12%	9%
Asia-Pacific:
Recurring revenues	202,118	18%	186,354	20%	8%	11%
Non-recurring revenues	14,772	1%	11,930	1%	24%	28%
	216,890	19%	198,284	21%	9%	12%
Total:
Recurring revenues	1,089,033	94%	877,006	95%	24%	23%
Non-recurring revenues	63,228	6%	47,670	5%	33%	32%
	$1,152,261	100%	$924,676	100%	25%	24%

(1)	As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.

Americas Revenues. Revenues for our Americas region for the three months ended September 30, 2017 included approximately $137.0 million of revenues attributable to the Verizon Data Center Acquisition. Our revenues from the U.S., the largest revenue contributor in the Americas region for the period, represented approximately 91% and 92%, respectively, of the regional revenues during the three months ended September 30, 2017 and 2016. Excluding revenues attributable to the Verizon Data Center Acquisition, our Americas revenue growth was primarily due to (i) approximately $17.5 million of revenues generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, Dallas, New York, Sao Paulo, Silicon Valley, Toronto and Washington, D.C. metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended September 30, 2017, the impact of foreign currency fluctuations on our Americas revenues was not significant when compared to average exchange rates during the three months ended September 30, 2016.
EMEA Revenues. Revenues for our EMEA region for the three months ended September 30, 2017 included approximately $5.2 million of revenues attributable to the Paris IBX Data Center Acquisition, which closed in August 2016, and the IO Acquisition, which closed in February 2017. Our revenues from the UK, the largest revenue contributor in the EMEA region for the period, represented approximately 32% and 31%, respectively, of the regional revenues during the three months ended September 30, 2017 and 2016. Excluding revenues attributable to the Paris IBX Data Center Acquisition and the IO Acquisition, our EMEA revenue growth was primarily due to (i) approximately $24.4 million of revenues from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Dubai, Dublin, Frankfurt, Helsinki, Paris, and Zurich metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended September 30, 2017, the impact of foreign currency fluctuations resulted in approximately $10.4 million of net favorable foreign currency impact to our EMEA revenues primarily due to a generally weaker U.S. dollar relative to the Euro during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.
Asia-Pacific Revenues. Our revenues from Japan, the largest revenue contributor in the Asia-Pacific region for the period, represented approximately 34% and 36%, respectively, of the regional revenues during the three months ended September 30, 2017 and 2016. Our Asia-Pacific revenue growth was primarily due to (i) approximately $8.3 million of revenue generated from our recently-opened IBX data center expansions in the Hong Kong, Osaka and Tokyo metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended September 30, 2017, the impact of foreign currency fluctuations resulted in approximately $5.3 million of net unfavorable foreign currency impact to our Asia-Pacific revenues primarily due to a generally stronger U.S. dollar relative to Japanese yen and Singapore dollar during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.
Cost of Revenues. Our cost of revenues for the three months ended September 30, 2017 and 2016 were split among the following geographic regions (dollars in thousands):

	Three Months Ended September 30,				% Change
	2017	%	2016	%	Actual	Constant Currency
Americas	$270,488	46%	$178,983	38%	51%	51%
EMEA	190,046	33%	167,189	36%	14%	10%
Asia-Pacific	121,826	21%	124,130	26%	(2)%	1%
Total	$582,360	100%	$470,302	100%	24%	23%

	Three Months Ended September 30,
	2017	2016
Cost of revenues as a percentage of revenues:
Americas	45%	42%
EMEA	56%	55%
Asia-Pacific	56%	63%
Total	51%	51%
Americas Cost of Revenues. Cost of revenues for our Americas region for the three months ended September 30, 2017 included approximately $72.3 million attributable to the Verizon Data Center Acquisition. Excluding the impact from the Verizon Data Center Acquisition, our Americas cost of revenues for the three months ended September 30, 2017 and 2016 included $70.2 million and $61.3 million, respectively, of depreciation expense. The increase in depreciation expense was primarily due to our IBX data center expansion activity. In addition to the increase in depreciation expense, the increase in our Americas cost of revenues for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to (i) $5.9 million of higher office expense, utilities, taxes, licenses, and insurance in support of our business growth and (ii) $3.3 million of higher compensation costs, including general salaries, bonuses and stock-based compensation and higher headcount growth (1,090 Americas cost of revenues employees, excluding those from the Verizon Data Center Acquisition, as of September 30, 2017 versus 1,008 as of September 30, 2016). For the three months ended September 30, 2017, the impact of foreign currency fluctuations on our Americas cost of revenues was not significant when compared to average exchange rates of the three months ended September 30, 2016. We expect Americas cost of revenues to increase as we continue to grow our business, including results from the newly acquired business from the Verizon Data Center Acquisition.
EMEA Cost of Revenues. Cost of revenues for our EMEA region for the three months ended September 30, 2017 included approximately $6.0 million attributable to the Paris IBX Data Center Acquisition and the IO Acquisition. Excluding the impacts from these acquisitions, the increase in our EMEA cost of revenues was primarily due to (i) $7.4 million of higher utilities, taxes, licenses and insurance costs in support of our business growth, (ii) $4.3 million of higher depreciation expense, and (iii) $5.5 million of higher compensation costs, including general salaries and higher headcount growth (1,167 EMEA cost of revenues employees as of September 30, 2017 versus 1,003 as of September 30, 2016), partially offset by $2.1 million of lower rent and facility costs. During the three months ended September 30, 2017, the impact of foreign currency fluctuations on our EMEA cost of revenues resulted in approximately $5.6 million of net unfavorable foreign currency impact to our EMEA cost of revenues primarily due to a generally weaker U.S. dollar relative to Euro during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. We expect EMEA cost of revenues to increase as we continue to grow our business.
Asia-Pacific Cost of Revenues. Our Asia-Pacific cost of revenues for the three months ended September 30, 2017 and 2016 included $46.0 million and $49.4 million, respectively, of depreciation expense. Our Asia-Pacific cost of revenues did not materially change during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. During the three months ended September 30, 2017, the impact of foreign currency fluctuations resulted in approximately $3.5 million of net favorable foreign currency impact to our Asia-Pacific cost of revenues primarily due to a generally stronger U.S. dollar relative to the Japanese yen and Singapore dollar during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.
Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended September 30, 2017 and 2016 were split among the following geographic regions (dollars in thousands):

	Three Months Ended September 30,				% Change
	2017	%	2016	%	Actual	Constant Currency
Americas	$99,599	63%	$56,119	51%	77%	77%
EMEA	39,359	25%	36,703	33%	7%	6%
Asia-Pacific	18,661	12%	18,114	16%	3%	5%
Total	$157,619	100%	$110,936	100%	42%	42%

	Three Months Ended September 30,
	2017	2016
Sales and marketing expenses as a percentage of revenues:
Americas	17%	13%
EMEA	12%	12%
Asia-Pacific	9%	9%
Total	14%	12%
Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses for the three months ended September 30, 2017 was primarily due to (i) $27.3 million of amortization of the acquired intangible assets in connection with the Verizon Data Center Acquisition, (ii) $11.4 million of higher compensation costs, including sales compensation, general salaries and stock-based compensation and headcount growth (665 Americas sales and marketing employees, including those from the Verizon Data Center Acquisition, as of September 30, 2017 versus 545 as of September 30, 2016) and (iii) $2.0 million of higher consulting expense to support our business growth. For the three months ended September 30, 2017, the impact of foreign currency fluctuations on our Americas sales and marketing expenses was not significant when compared to average exchange rates of the three months ended September 30, 2016. Over the past several years, we have been investing in our Americas sales and marketing initiatives to further increase our revenues. These investments have included the hiring of additional headcount and new product innovation efforts. We anticipate that we will continue to invest in Americas sales and marketing initiatives. We expect our Americas sales and marketing expenses to continue to increase as we continue to grow our business, including impact from the Verizon Data Center Acquisition.
EMEA Sales and Marketing Expenses. The increase in sales and marketing expenses for our EMEA region for the three months ended September 30, 2017 was primarily due to $4.0 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (378 EMEA sales and marketing employees as of September 30, 2017 versus 332 as of September 30, 2016), partially offset by a decrease in amortization and bad debt expenses. For the three months ended September 30, 2017, the impact of foreign currency fluctuations on our EMEA sales and marketing expenses was not significant when compared to average exchange rates of the three months ended September 30, 2016. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenues. These investments have included the hiring of additional headcount and new product innovation efforts. We expect our EMEA sales and marketing expenses to increase as we continue to grow our business.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expenses did not materially change during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. For the three months ended September 30, 2017, the impact of foreign currency fluctuations on our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the three months ended September 30, 2016. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenues. These investments have included the hiring of additional headcount and new product innovation efforts. We expect our Asia-Pacific sales and marketing expenses to increase as we continue to grow our business.
General and Administrative Expenses. Our general and administrative expenses for the three months ended September 30, 2017 and 2016 were split among the following geographic regions (dollars in thousands):

	Three Months Ended September 30,				% Change
	2017	%	2016	%	Actual	Constant Currency
Americas	$119,434	64%	$99,422	54%	20%	20%
EMEA	44,380	24%	62,583	35%	(29)%	(30)%
Asia-Pacific	21,522	12%	19,234	11%	12%	15%
Total	$185,336	100%	$181,239	100%	2%	2%

	Three Months Ended September 30,
	2017	2016
General and administrative expenses as a percentage of revenues:
Americas	20%	23%
EMEA	13%	21%
Asia-Pacific	10%	10%
Total	16%	20%
Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $8.9 million of higher compensation costs, including general salaries, bonuses, stock-based compensation, and headcount growth (1,088 Americas general and administrative employees, including those from the Verizon Data Center Acquisition, as of September 30, 2017 versus 919 as of September 30, 2016), (ii) $4.5 million of higher office and consulting expenses in support of our business growth and (iii) $5.1 million of higher depreciation expense associated with the implementation of certain systems, including revenue, data management and cloud exchange systems, to improve our quote to order and billing processes and to support the integration and growth of our business. During the three months ended September 30, 2017, the impact of foreign currency fluctuations on our Americas general and administrative expenses was not significant when compared to average exchange rates for the three months ended September 30, 2016. Going forward, although we are carefully monitoring our spending, we expect Americas general and administrative expenses to increase as we continue to further support our operations, including additional investments in our back office systems and maintaining our REIT qualification, and impact from the Verizon Data Center Acquisition.

EMEA General and Administrative Expenses. The decrease in our EMEA general and administrative expenses was primarily due to $9.2 million of lower amortization expense as a result of fully amortizing the TelecityGroup trade names during the third quarter of 2017, $4.9 million of lower consulting costs and $2.2 million of lower compensation expenses largely due to the completion of TelecityGroup integration activities in the current quarter. For the three months ended September 30, 2017, the impact of foreign currency fluctuations on our EMEA general and administrative expenses was not significant when compared to average exchange rates for the three months ended September 30, 2016. Over the last several years, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending, we expect our EMEA general and administrative expenses to increase in future periods as we continue to further support our operations.
Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The impact of foreign currency fluctuations on our Asia-Pacific general and administrative expenses for the three months ended September 30, 2017 was not significant when compared to average exchange rates of the three months ended September 30, 2016. Going forward, although we are carefully monitoring our spending, we expect Asia-Pacific general and administrative expenses to increase as we continue to further support our operations.
Acquisition Costs. During the three months ended September 30, 2017, we recorded acquisition costs totaling $2.1 million primarily for the Verizon Data Center Acquisition in the Americas region. During the three months ended September 30, 2016, we recorded acquisition costs totaling $12.5 million primarily in the EMEA region due to the Paris IBX Data Center Acquisition.
Impairment Charges. During the three months ended September 30, 2016, we recorded impairment charges totaling $7.7 million in the Asia-Pacific region relating to assets held for sale. We did not have impairment charges during the three months ended September 30, 2017.
Gain on Asset Sales. During the three months ended September 30, 2016, we recorded a gain of $27.9 million on the sale of the London 2 ("LD2") data center in the EMEA region. We did not have any asset sales during the three months ended September 30, 2017.
Income from Continuing Operations. Our income from continuing operations for the three months ended September 30, 2017 and 2016 was split among the following geographic regions (dollars in thousands):

	Three Months Ended September 30,				% Change
	2017	%	2016	%	Actual	Constant Currency
Americas	$105,785	47%	$89,004	53%	19%	19%
EMEA	64,197	29%	51,829	30%	24%	16%
Asia-Pacific	54,881	24%	29,108	17%	89%	91%
Total	$224,863	100%	$169,941	100%	32%	30%
Americas Income from Continuing Operations. The increase in our Americas income from continuing operations was primarily due to higher income generated from the Verizon Data Center Acquisition, higher revenues as a result of our IBX data center expansion activity and organic growth as described above and lower general and administration expenses as a percentage of revenues. The impact of foreign currency fluctuations on our Americas income from continuing operations for the three months ended September 30, 2017 was not significant when compared to average exchange rates of the three months ended September 30, 2016.
EMEA Income from Continuing Operations. Despite the impact of $27.9 million gain on asset sales from LD2 during three months ended September 30, 2016, the increase in our EMEA income from continuing operations was primarily due to higher revenues as a result of our IBX data center expansion activity and acquisitions, as described above, as well as lower general and administration expenses as a percentage of revenues, which was primarily due to lower amortization costs as a result of fully amortizing the TelecityGroup trade names during the third quarter of 2017, and lower acquisition costs incurred for the three months ended September 30, 2017. We incurred $0.9 million of acquisition costs for the three months ended September 30, 2017 and $10.9 million of acquisition costs, which was primarily related to the Paris IBX Data Center Acquisition, during the three months ended September 30, 2016. The impact of foreign currency fluctuations on our EMEA income from continuing operations for the three months ended September 30, 2017 resulted in approximately $3.9 million of net favorable foreign currency impact to our EMEA income from continuing operations primarily due to a generally weaker U.S. dollar relative to Euro during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Asia-Pacific Income from Continuing Operations. The increase in our Asia-Pacific income from continuing operations was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above and lower cost of revenues as a percentage of revenues. In addition, there was $7.7 million of impairment charges relating to assets held for sale for the three months ended September 30, 2016 while there was no similar charge for three months ended September 30, 2017. The impact of foreign currency fluctuations on our Asia-Pacific income from continuing operations for the three months ended September 30, 2017 was not significant when compared to average exchange rates for the three months ended September 30, 2016.
Interest Income. Interest income was $2.3 million and $0.8 million, respectively, for the three months ended September 30, 2017 and 2016. The average annualized yield for the three months ended September 30, 2017 was 0.68% versus 0.41% for the three months ended September 30, 2016.
Interest Expense. Interest expense increased to $121.8 million for the three months ended September 30, 2017 from $92.2 million for the three months ended September 30, 2016. The increase in interest expense was primarily due to the Term B-2 Loan borrowings of €1.0 billion, or approximately $1.1 billion at the exchange rate in effect at the time of borrowing in January 2017. Additionally, the increase was also attributable to our issuance of $1.25 billion of 2027 Senior Notes in March 2017, as well as additional financings such as various capital lease and other financing obligations to support our expansion projects. The remaining increase was attributable to our issuance of €1.0 billion, or approximately $1.2 billion at the exchange rate in effect at the time of borrowing in September 2017, of the 2025 Euro Senior Notes. During the three months ended September 30, 2017 and 2016, we capitalized $6.2 million and $3.2 million, respectively, of interest expense to construction in progress. We expect to incur higher interest expense going forward in connection with higher indebtedness that we incurred during 2017.
Other Income (Expense). We recorded net other expense of $1.1 million and net other income of $2.9 million, respectively, for the three months ended September 30, 2017 and September 30, 2016, which was primarily due to foreign currency exchange gains and losses during those periods.
Loss on debt extinguishment. We recorded a $22.2 million net loss on debt extinguishment during the three months ended September 30, 2017. During the three months ended September 30, 2017, we recorded $14.6 million loss on debt extinguishment in connection with the repayment of all of our 4.875% senior notes and $7.6 million net loss on debt extinguishment as a result of an amendment of financing obligations for a data center in Santa Clara and other various lease modifications and terminations. During the three months ended September 30, 2016, we recorded a $9.9 million loss on debt extinguishment as a result of the settlement of the financing obligations for our Paris 3 IBX data center.
Income Taxes. Effective January 1, 2015, we have operated as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to federal income taxes on our taxable income distributed to our stockholders. We intend to distribute and have distributed the entire taxable income generated by the operations of the Company parent and its QRSs for the tax years ended December 31, 2017 and December 31, 2016, respectively. As such, no provision for U.S. income taxes for the REIT and its QRSs has been included in the accompanying condensed consolidated financial statements for the three months ended September 30, 2017 and 2016.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as a QRS or TRS have been accrued, as necessary, for the three months ended September 30, 2017 and 2016.
For the three months ended September 30, 2017 and 2016, we recorded $2.2 million and $22.8 million of income tax expense, respectively. Our effective tax rates were 2.7% and 31.8%, respectively, for the three months ended September 30, 2017 and 2016. The decrease in effective tax rate is primarily driven by the realization of unrecognized tax benefits in the current quarter related to the Company's tax positions as a result of the expiration of a statute of limitations.
Income from Discontinued Operations. Our net income from discontinued operations was $2.7 million for the three months ended September 30, 2016. We did not have discontinued operations during the three months ended September 30, 2017.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gain on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to income or loss from operations. Our adjusted EBITDA for the three months ended September 30, 2017 and 2016 was split among the following geographic regions (dollars in thousands):

	Three Months Ended September 30,				% Change
	2017	%	2016	%	Actual	Constant Currency
Americas	$292,101	53%	$202,131	48%	45%	44%
EMEA	146,464	27%	121,468	29%	21%	16%
Asia-Pacific	111,754	20%	96,443	23%	16%	18%
Total	$550,319	100%	$420,042	100%	31%	30%
Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was primarily due to the Verizon Data Center Acquisition and higher revenues as a result of our IBX data center expansion activity and organic growth as described above. The impact of foreign currency fluctuations on our Americas adjusted EBITDA for the three months ended September 30, 2017 was not significant when compared to average exchange rates of the three months ended September 30, 2016.
EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and acquisitions, as described above, and lower integration costs relating to the TelecityGroup Acquisition in the current year compared to the same period in the prior year. During the three months ended September 30, 2017, currency fluctuations resulted in approximately $5.7 million of net favorable foreign currency impact to our EMEA adjusted EBITDA primarily due to a generally weaker U.S. dollar relative to Euro during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.
Asia-Pacific Adjusted EBITDA. The increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above and lower cost of revenues as a percentage of revenues. During the three months ended September 30, 2017, the impact of foreign currency fluctuations resulted in approximately $2.4 million of net unfavorable foreign currency impact to our Asia-Pacific adjusted EBITDA primarily due to a generally stronger U.S. dollar relative to Japanese yen and Singapore dollar during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.
Nine Months Ended September 30, 2017 and 2016
Revenues. Our revenues for the nine months ended September 30, 2017 and 2016 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Nine Months Ended September 30,				% change
	2017	%	2016	%	Actual	Constant currency
Americas:
Recurring revenues	$1,492,059	47%	$1,178,097	44%	27%	26%
Non-recurring revenues	74,534	2%	64,910	2%	15%	14%
	1,566,593	49%	1,243,007	46%	26%	25%
EMEA:
Recurring revenues	922,067	29%	821,381	31%	12%	16%
Non-recurring revenues	54,557	2%	48,334	2%	13%	16%
	976,624	31%	869,715	33%	12%	16%
Asia-Pacific:
Recurring revenues	583,395	19%	525,454	20%	11%	12%
Non-recurring revenues	41,595	1%	31,166	1%	33%	35%
	624,990	20%	556,620	21%	12%	14%
Total:
Recurring revenues	2,997,521	95%	2,524,932	95%	19%	20%
Non-recurring revenues	170,686	5%	144,410	5%	18%	20%
	$3,168,207	100%	$2,669,342	100%	19%	20%
Americas Revenues. Revenues for our Americas region for the nine months ended September 30, 2017 included approximately $223.7 million of revenues attributable to the Verizon Data Center Acquisition. Our revenues from the U.S., the largest revenue contributor in the Americas region for the period, represented approximately 91% and 93%, respectively, of the regional revenues during the nine months ended September 30, 2017 and 2016. Excluding revenues attributable to the Verizon Data Center Acquisition, growth in Americas revenues was primarily due to (i) approximately $37.2 million of revenues generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, Dallas, New York, Sao Paulo, Silicon Valley, Toronto and Washington, D.C. metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the nine months ended September 30, 2017, the U.S. dollar was generally weaker relative to the Brazilian real than during the nine months ended September 30, 2016, resulting in approximately $10.3 million of net favorable foreign currency impact to our Americas revenues during the nine months ended September 30, 2017 compared to average exchange rates during the nine months ended September 30, 2016.
EMEA Revenues. Revenues for our EMEA region for the nine months ended September 30, 2017 include $29.9 million of revenues attributable to the first 15 days of 2017 resulting from the acquisition of TelecityGroup that closed on January 15, 2016, the Paris IBX Data Center Acquisition, which closed in August 2016, and the IO Acquisition, which closed in February 2017. Our revenues from the UK, the largest revenue contributor in the EMEA region, represented approximately 30% of regional revenues for the nine months ended September 30, 2017 compared to 33% of regional revenues for the nine months ended September 30, 2016. Excluding the acquisitions, our EMEA revenue growth was primarily due to (i) approximately $55.3 million of revenues from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Dubai, Dublin, Frankfurt, Helsinki, Paris and Zurich metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the nine months ended September 30, 2017, the impact of foreign currency fluctuations resulted in approximately $29.7 million of net unfavorable foreign currency impact to our EMEA revenues primarily due to a generally stronger U.S. dollar relative to the Euro during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Asia-Pacific Revenues. Our revenues from Japan, our largest revenue contributor in the Asia-Pacific region, represented approximately 34% of regional revenues for both nine-month periods ended September 30, 2017 and 2016. Our Asia-Pacific revenue growth was primarily due to (i) approximately $26.2 million of revenues generated from our recently-opened IBX data center expansions in the Hong Kong, Osaka and Tokyo metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the nine months ended September 30, 2017, the U.S. dollar was generally stronger relative to the Japanese yen and Singapore dollar than during the nine months ended September 30, 2016, resulting in approximately $7.4 million of net unfavorable foreign currency impact to our Asia-Pacific revenues during the nine months ended September 30, 2017 when compared to average exchange rates during the nine months ended September 30, 2016.
Cost of Revenues. Our cost of revenues for the nine months ended September 30, 2017 and 2016 were split among the following geographic regions (dollars in thousands):

	Nine Months Ended September 30,				% change
	2017	%	2016	%	Actual	Constant currency
Americas	$680,942	44%	$520,123	38%	31%	30%
EMEA	538,661	34%	488,920	36%	10%	13%
Asia-Pacific	353,921	22%	345,906	26%	2%	4%
Total	$1,573,524	100%	$1,354,949	100%	16%	17%

	Nine Months Ended September 30,
	2017	2016
Cost of revenues as a percentage of revenues:
Americas	43%	42%
EMEA	55%	56%
Asia-Pacific	57%	62%
Total	50%	51%
Americas Cost of Revenues. Cost of revenues for our Americas region for the nine months ended September 30, 2017 included approximately $109.4 million of cost of revenues attributable to the Verizon Data Center Acquisition. Excluding the impact from the Verizon Data Center Acquisition, depreciation expense was $199.3 million and $179.5 million for the nine months ended September 30, 2017 and 2016, respectively. The growth in depreciation expense was primarily due to our IBX expansion activity.

In addition to the $19.8 million increase in depreciation expense, the remaining increase in our Americas cost of revenues for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to (i) $18.2 million of higher utilities, repairs and maintenance, taxes, licenses, insurance, and other cost of sales in support of our business growth, and (ii) $9.1 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and higher headcount growth (1,090 Americas cost of revenues employees, excluding those from the Verizon Data Center Acquisition, as of September 30, 2017 versus 1,008 as of September 30, 2016). During the nine months ended September 30, 2017, the impact of foreign currency fluctuations resulted in approximately $7.0 million of net unfavorable foreign currency impact to our Americas cost of revenues primarily due to a generally weaker U.S. dollar relative to the Brazilian real during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. We expect Americas cost of revenues to increase as we continue to grow our business, including results from the newly acquired business from the Verizon Data Center Acquisition.
EMEA Cost of Revenues. Cost of revenues for our EMEA region for the nine months ended September 30, 2017 included $27.0 million of cost of revenues attributable to the first 15 days of 2017 resulting from the acquisition of TelecityGroup that closed on January 15, 2016, the Paris IBX Data Center Acquisition, which closed in August 2016, and the IO Acquisition, which closed in February 2017. Excluding cost of revenues attributable to these acquisitions, the increase in our EMEA cost of revenues was primarily due to $17.3 million of other cost of sales, including third party and managed service expenses and $14.3 million of higher utilities in support of our business growth, partially offset by $6.8 million of lower depreciation and accretion expense resulting from real estate purchases and lease renewals and $5.4 million of lower office expense, rent and repairs and maintenance expense. During the nine months ended September 30, 2017 the impact of foreign currency fluctuations on our EMEA cost of revenues resulted in approximately $16.2 million of net favorable foreign currency impact to our EMEA cost of revenues primarily due to a generally weaker U.S. dollar relative to the British pound during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. We expect EMEA cost of revenues to increase as we continue to grow our business.
Asia-Pacific Cost of Revenues. The increase in our Asia-Pacific cost of revenues was primarily due to (i) $11.5 million higher consulting, utilities, bandwidth cost, managed service expense and other cost of sales to support our business growth and (ii) $2.3 million of higher compensation costs, including sales compensation, general salaries, bonuses and stock-based compensation and headcount growth (818 Asia-Pacific cost of revenues employees as of September 30, 2017 versus 794 as of September 30, 2016), partially offset by $ $5.9 million decrease in depreciation and accretion expenses. During the nine months ended September 30, 2017, the U.S. dollar was generally stronger relative to the Japanese yen and Singapore dollar than during the nine months ended September 30, 2016, resulting in approximately $4.5 million of net favorable foreign currency impact to our Asia-Pacific cost of revenues during the nine months ended September 30, 2017 when compared to average exchange rates during the nine months ended September 30, 2016. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.
Sales and Marketing Expenses. Our sales and marketing expenses for the nine months ended September 30, 2017 and 2016 were split among the following geographic regions (dollars in thousands):

	Nine Months Ended September 30,				% change
	2017	%	2016	%	Actual	Constant currency
Americas	$251,988	59%	$171,128	52%	47%	47%
EMEA	117,307	27%	102,757	32%	14%	20%
Asia-Pacific	58,817	14%	51,473	16%	14%	16%
Total	$428,112	100%	$325,358	100%	32%	33%

	Nine Months Ended September 30,
	2017	2016
Sales and marketing expenses as a percentage of revenues:
Americas	16%	14%
EMEA	12%	12%
Asia-Pacific	9%	9%
Total	14%	12%
Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to (i) $47.3 million of amortization of the acquired intangible assets in connection with the Verizon Data Center Acquisition, (ii)

$26.4 million of higher compensation costs, including sales compensation, general salaries, bonuses and stock-based compensation and headcount growth (665 Americas sales and marketing employees, including those from the Verizon Data Center Acquisition, as of September 30, 2017 versus 545 as of September 30, 2016) and (iii) $3.9 million of higher consulting expenses to support our growth. During the nine months ended September 30, 2017, the impact of foreign currency fluctuations on our Americas sales and marketing expenses was not significant when compared to average exchange rates during the nine months ended September 30, 2016. We anticipate that we will continue to invest in Americas sales and marketing initiatives and expect our Americas sales and marketing expenses to continue to increase as we continue to grow our business, including impact from the Verizon Data Center Acquisition.
EMEA Sales and Marketing Expenses. The increase in sales and marketing expenses for our EMEA region was primarily due to (i) $9.0 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (378 EMEA sales and marketing employees as of September 30, 2017 versus 332 as of September 30, 2016) and (ii) $4.0 million of higher bad debt expenses. During the nine months ended September 30, 2017, the impact of foreign currency fluctuations on our EMEA sales and marketing expenses resulted in approximately $5.9 million of net favorable foreign currency impact to our EMEA sales and marketing expenses primarily due to a generally stronger U.S. dollar relative to the British pound during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenues. These investments have included the hiring of additional headcount and new product innovation efforts. We expect our EMEA sales and marketing expenses to increase as we continue to grow our business.
Asia-Pacific Sales and Marketing Expenses.  The increase in our Asia-Pacific sales and marketing expenses was primarily due to $2.6 million of higher rent expense in support of our growth and $5.5 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (298 Asia-Pacific sales and marketing employees as of September 30, 2017 versus 277 as of September 30, 2016), partially offset by a decrease in bad debt expense. For the nine months ended September 30, 2017, the impact of foreign currency fluctuations on our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates for the nine months ended September 30, 2016. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenues. These investments have included the hiring of additional headcount and new product innovation efforts. We expect our Asia-Pacific sales and marketing expenses to increase as we continue to grow our business.
General and Administrative Expenses. Our general and administrative expenses for the nine months ended September 30, 2017 and 2016 were split among the following geographic regions (dollars in thousands):

	Nine Months Ended September 30,				% change
	2017	%	2016	%	Actual	Constant currency
Americas	$344,754	62%	$289,363	56%	19%	19%
EMEA	152,016	27%	171,031	33%	(11)%	(6)%
Asia-Pacific	61,320	11%	55,211	11%	11%	13%
Total	$558,090	100%	$515,605	100%	8%	10%

	Nine Months Ended September 30,
	2017	2016
General and administrative expenses as a percentage of revenues:
Americas	22%	23%
EMEA	16%	20%
Asia-Pacific	10%	10%
Total	18%	19%
Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $23.0 million of higher compensation costs, including general salaries, bonuses, stock-based compensation, and headcount growth (1,088 Americas general and administrative employees, including those from the Verizon Data Center Acquisition, as of September 30, 2017 versus 919 as of September 30, 2016), (ii) $16.8 million of higher depreciation expense associated with certain systems, including revenue, data management and cloud exchange systems, to improve our quote to order and billing processes and to support the integration and growth of our business and (iii) $12.0 million of higher office expense and consulting cost to support our growth. During the nine months ended September 30, 2017, the impact of foreign currency fluctuations on our Americas general and administrative expenses was not significant when compared to average exchange rates for the nine months ended September 30, 2016. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments in improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. Going forward, although we are carefully monitoring our spending, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including these investments in our back office systems and maintaining our REIT qualification. We also expect our Americas general and administrative expenses to increase as we continue to grow our business and as a result of the Verizon Data Center Acquisition.
EMEA General and Administrative Expenses. The decrease in our EMEA general and administrative expenses was primarily due to (i) $11.4 million of lower depreciation and amortization expenses as a result of fully amortizing the TelecityGroup trade names during the third quarter of 2017, (ii) $3.3 million of lower consulting expenses which was largely due to the completion of TelecityGroup integration activities in the current period and (iii) $2.8 million of lower compensation costs. During the nine months ended September 30, 2017, the impact of foreign currency fluctuations on our EMEA general and administrative expenses resulted in approximately $8.8 million of net favorable foreign currency impact to our EMEA general and administrative expenses primarily due to a generally stronger U.S. dollar relative to the British pound during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth.
Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expense was primarily due to $4.9 million of higher depreciation expenses and $2.7 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (427 Asia-Pacific general and administrative employees as of September 30, 2017 versus 340 as of September 30, 2016), which partially offset by a decrease in rent, repair and maintenance expense. For the nine months ended September 30, 2017, the impact of foreign currency fluctuations on our Asia-Pacific general and administrative expenses was not significant when compared to average exchange rates of the nine months ended September 30, 2016. Going forward, although we are carefully monitoring our spending, we expect Asia-Pacific general and administrative expenses to increase as we continue to support our growth.
Acquisition Costs. During the nine months ended September 30, 2017, we recorded acquisition costs totaling $31.5 million primarily in the Americas and EMEA regions. $27.0 million of acquisition costs in Americas region was primarily related to the Verizon Data Center Acquisition during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, we recorded acquisition costs totaling $64.6 million primarily in the EMEA region due to the acquisitions of Telecity and the Paris IBX Data Center.
Impairment Charges. During the nine months ended September 30, 2016, we recorded impairment charges totaling $7.7 million in the Asia-Pacific region relating to assets held for sale. We did not have impairment charges during the nine months ended September 30, 2017.
Gains on Asset Sales. During the nine months ended September 30, 2016, we recorded gains on asset sales of $33.2 million relating to the sales of the LD2 data center in the EMEA region and the San Jose land parcel in the Americas region. We did not have any gain on asset sales during the nine months ended September 30, 2017.
Income from Continuing Operations. Our income from continuing operations for the nine months ended September 30, 2017 and 2016 was split among the following geographic regions (dollars in thousands):

	Nine Months Ended September 30,				% change
	2017	%	2016	%	Actual	Constant currency
Americas	$261,934	46%	$264,643	61%	(1)%	(2)%
EMEA	164,105	28%	73,506	17%	123%	121%
Asia-Pacific	150,932	26%	96,135	22%	57%	58%
Total	$576,971	100%	$434,284	100%	33%	33%
Americas Income from Continuing Operations. The decrease in our Americas income from continuing operations was primarily due to higher acquisition costs, increased depreciation and amortization of intangibles in connection with the Verizon Data Center Acquisition and higher operating costs as a percentage of revenues. During the nine months ended September 30, 2017, we incurred

$27.0 million of acquisition costs, which was primarily related to the Verizon Data Center Acquisition and $3.0 million of acquisition costs during the nine months ended September 30, 2016. Additionally, we incurred additional amortization of the acquired intangible assets resulted from the Verizon Data Center Acquisition, partially offset by higher revenues as result of our IBX data center expansion activity, organic growth and the Verizon Data Center Acquisition as described above. In addition, we recorded $5.2 million gain on sale of San Jose land parcel during the nine months ended September 30, 2016. The impact of foreign currency fluctuations on our Americas income from continuing operations for the nine months ended September 30, 2017 was not significant when compared to average exchange rates of the nine months ended September 30, 2016.
EMEA Income from Continuing Operations. The increase in our EMEA income from continuing operations was primarily due to higher revenues as a result of our IBX data center expansion activity and acquisitions, as described above, as well as lower cost of revenues as a percentage of revenues, lower amortization costs as a result of fully amortizing the TelecityGroup trade names during the third quarter of 2017 and lower acquisition costs incurred for the nine months ended September 30, 2017. We incurred $4.5 million of acquisition costs during the nine months ended September 30, 2017 and $61.4 million of acquisition costs, which was primarily related to our acquisition of TelecityGroup, during the nine months ended September 30, 2016. Additionally, we recognized $27.9 million gain on the sale of the LD2 data center during the nine months ended September 30, 2016 while there were no assets held for sale transactions occurred during the nine months ended September 30, 2017. During the nine months ended September 30, 2017, the impact of foreign currency fluctuations on our EMEA income from continuing operations was not significant when compared to average exchange rates of the nine months ended September 30, 2016.
Asia-Pacific Income from Continuing Operations. The increase in our Asia-Pacific income from continuing operations was primarily due to higher revenues as result of our IBX data center expansion activity and organic growth as described above and lower cost of revenues as a percentage of revenues. During the nine months ended September 30, 2017, the impact of foreign currency fluctuations on our Asia-Pacific income from continuing operations was not significant when compared to average exchange rates of the nine months ended September 30, 2016.
Interest Income. Interest income was $9.8 million and $2.5 million, respectively, for the nine months ended September 30, 2017 and 2016. The average annualized yield for the nine months ended September 30, 2017 was 0.57% versus 0.36% for the nine months ended September 30, 2016.
Interest Expense. Interest expense increased to $352.6 million for the nine months ended September 30, 2017 from $293.4 million for the nine months ended September 30, 2016. The increase in interest expense was primarily due to the Term B-2 Loan borrowings of €1.0 billion, or approximately $1.1 billion at the exchange rate in effect at the time of borrowing in January 2017. Additionally, the increase was also attributable to our issuance of $1.25 billion of 2027 Senior Notes in March 2017, as well as additional financings such as various capital lease and other financing obligations to support our expansion projects. The remaining increase was attributable to our issuance of €1.0 billion, or approximately $1.2 billion at the exchange rate in effect at the time of borrowing in September 2017, of the 2025 Euro Senior Notes. During the nine months ended September 30, 2017 and 2016, we capitalized $20.6 million and $9.5 million, respectively, of interest expense to construction in progress. We expect to incur higher interest expense going forward in connection with higher indebtedness that we incurred during 2017.
Other Income (Expense). We recorded net other income of $0.5 million and net expense of $56.2 million, respectively, of other income (expense), for the nine months ended September 30, 2017 and 2016, primarily due to foreign currency exchange gains and losses during the periods, including $63.5 million in foreign currency losses recognized in the first quarter of 2016 as a result of completing the acquisition of TelecityGroup.
Loss on debt extinguishment. We recorded $42.1 million net loss on debt extinguishment during the nine months ended September 30, 2017 due to amendments of lease and financing obligations in Americas, Asia Pacific and EMEA regions and lease terminations in connection of real estate property purchases in Americas and EMEA regions. In addition, we recorded $14.6 million loss on debt extinguishment in connection with the repayment of all of our 4.875% senior notes. During the nine months ended September 30, 2016, we recorded $10.5 million loss on debt extinguishment as a result of the settlement of the financing obligations for our Paris 3 IBX data center as well as the prepayment and termination of our 2012 and 2013 Brazil financings.
Income Taxes.  Effective January 1, 2015, we have operated as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to federal income taxes on our taxable income distributed to our stockholders. We intend to distribute and have distributed the entire taxable income generated by the operations of the Company parent and its QRSs for the tax years ended December 31, 2017 and December 31, 2016, respectively. As such, no provision for U.S. income taxes for the REIT and its QRSs has been included in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2017 and 2016.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as a QRS or TRS have been accrued, as necessary, for the nine months ended September 30, 2017 and 2016.
For the nine months ended September 30, 2017 and 2016, we recorded $24.9 million and $26.0 million of income tax expense, respectively. Our effective tax rates were 12.9% and 33.8%, respectively, for the nine months ended September 30, 2017 and 2016. The decrease in effective tax rates is primarily driven by the realization of unrecognized tax benefits in the current period related to the Company's tax positions as a result of the expiration of the statute of limitations.
Income from Discontinued Operations. We did not have discontinued operations during the nine months ended September 30, 2017. Our net income from discontinued operations was $14.3 million for the nine months ended September 30, 2016.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gains on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income. Our adjusted EBITDA for the nine months ended September 30, 2017 and 2016 was split among the following geographic regions (dollars in thousands):

	Nine Months Ended September 30,				% change
	2017	%	2016	%	Actual	Constant currency
Americas	$748,871	50%	$581,619	48%	29%	28%
EMEA	417,640	28%	366,412	30%	14%	17%
Asia-Pacific	320,690	22%	272,952	22%	17%	19%
Total	$1,487,201	100%	$1,220,983	100%	22%	23%
Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was primarily due to the Verizon Data Center Acquisition, higher revenues as a result of our IBX data center expansion activity and organic growth as described above. During the nine months ended September 30, 2017, currency fluctuations resulted in approximately $4.0 million of net favorable foreign currency impact on our Americas adjusted EBITDA primarily due to the generally weaker U.S. dollar relative to the Brazilian real during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above and lower cost of revenues and general and administration expenses as a percentage of revenues. During the nine months ended September 30, 2017, currency fluctuations resulted in approximately $10.0 million of net unfavorable foreign currency impact to our EMEA adjusted EBITDA primarily due to a generally stronger U.S. dollar relative to the British pound during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Asia-Pacific Adjusted EBITDA. The increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above and lower cost of revenues as a percentage of revenues. During the nine months ended September 30, 2017, currency fluctuations resulted in approximately $3.4 million of net unfavorable foreign currency impact to our Asia-Pacific adjusted EBITDA primarily due to a generally stronger U.S. dollar relative to Japanese yen and Singapore dollar during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
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
Our primary non-GAAP financial measures are adjusted EBITDA and adjusted funds from operations ("AFFO"). Both measures exclude depreciation expense as these charges primarily relate to the initial construction costs of our IBX data centers and do not reflect our current or future cash spending levels to support our business. Our IBX data centers are long-lived assets and have an economic life greater than 10 years. The construction costs of an IBX data center do not recur with respect to such data center, although we may incur initial construction costs in future periods with respect to additional IBX data centers, and future capital expenditures remain minor relative to our initial investment. This is a trend we expect to continue. In addition, depreciation is also based on the estimated useful lives of our IBX data centers. These estimates could vary from actual performance of the asset, are based on historical costs incurred to build out our IBX data centers and are not indicative of current or expected future capital expenditures. Therefore, we exclude depreciation from our operating results when evaluating our operations.
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
Adjusted EBITDA
We define adjusted EBITDA as income or loss from continuing operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gains or loss on asset sales as presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income from continuing operations	$224,863	$169,941	$576,971	$434,284
Depreciation, amortization, and accretion expense	277,719	215,370	749,118	631,242
Stock-based compensation expense	45,654	42,473	129,602	116,311
Acquisition costs	2,083	12,505	31,510	64,635
Impairment charges	—	7,698	—	7,698
Gains on asset sales	—	(27,945)	—	(33,187)
Adjusted EBITDA	$550,319	$420,042	$1,487,201	$1,220,983
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

Our FFO and AFFO for the three months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$79,900	$51,450	$167,767	$65,050
Adjustments:
Real estate depreciation	200,313	159,788	535,114	469,510
(Gain) loss on disposition of real estate property	5,877	(23,436)	3,779	(29,424)
Adjustments for FFO from unconsolidated joint ventures	29	29	85	85
FFO	$286,119	$187,831	$706,745	$505,221

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
FFO	$286,119	$187,831	$706,745	$505,221
Adjustments:
Installation revenue adjustment	6,161	4,612	17,775	15,373
Straight-line rent expense adjustment	2,297	2,686	5,721	5,714
Amortization of deferred financing costs	4,390	2,687	20,100	13,438
Stock-based compensation expense	45,654	42,474	129,602	116,312
Non-real estate depreciation expense	29,205	22,108	87,021	64,516
Amortization expense	48,893	32,929	128,068	93,384
Accretion expense (gain)	(692)	545	(1,085)	3,832
Recurring capital expenditures	(44,914)	(41,600)	(105,455)	(105,343)
Loss on debt extinguishment	22,156	9,894	42,103	10,499
Acquisition costs	2,083	12,505	31,510	64,635
Impairment charges	—	7,698	—	7,698
Income tax expense adjustment	(10,058)	2,501	(6,575)	3,612
Adjustments for AFFO from unconsolidated joint ventures	(5)	(10)	(17)	(31)
Net income from discontinued operations, net of tax	—	(2,681)	—	(14,306)
AFFO	$391,289	$284,179	$1,055,513	$784,554
Our AFFO results have improved due to the improved operating results discussed earlier in "Results of Operations," as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in "Overview."
Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies such as the Euro, British pound, Japanese yen, Singapore dollar, Australian dollar and Brazilian real. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to U.S. GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the three months ended September 30, 2016 are used as exchange rates for the three months ended September 30, 2017 when comparing the three months ended September 30, 2017 with the three months ended September 30, 2016).
Liquidity and Capital Resources
As of September 30, 2017, our total indebtedness was comprised of debt and financing obligations totaling $10,120 million consisting of (a) $5,782 million of principal from our senior notes, (b) approximately $1,672 million from our capital lease and other financing obligations, and (c) $2,666 million of principal from our mortgage and loans payable (gross of debt issuance cost, debt discount, plus debt premium).
We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, payment of expenses related to our REIT integration activities, payment of regular dividends and completion of our publicly-announced expansion projects. As of September 30, 2017, we had $1.6 billion of cash, cash equivalents and short-term and long-term investments, of which approximately $1.1 billion was held in the U.S. We believe that our current expansion activities in the U.S. can be funded with our U.S.-based cash and cash equivalents and investments. Besides our cash and investment portfolio, we have additional liquidity available to us from the $1.5 billion revolving credit facility. On May 1, 2017, we completed the acquisition of Verizon's colocation services business located in United States, Brazil and Colombia for a cash purchase price of approximately $3.6 billion. The Verizon Data Center Acquisition was funded by the borrowing of our €1.0 billion Term B-2 Loan and proceeds from the issuance of our 2027 Senior Notes and of our common stock. During the three months ended March 31, 2017, we borrowed the full amount of our €1.0 billion Term B-2 Loan (see Note 9 of Notes to Condensed Consolidated Financial Statements), issued $1.25 billion of 5.375% senior notes due 2027 (see Note 9 of Notes to Condensed Consolidated Financial Statements) and sold 6,069,444 shares of common stock in a public offering for net proceeds of $2.1 billion (see Note 11 of Notes to Condensed Consolidated Financial Statements). During the three months ended September 30, 2017, we entered into an equity distribution agreement under which we can sell up to $750.0 million of common stock in at the market (“ATM”) offerings, issued €1.0 billion 2.875% Euro Senior Notes due 2025 and redeemed the entire $500.0 million principal amount of our 4.875% Senior Notes due 2020. No sales have been made under the ATM program through September 30, 2017.
As of September 30, 2017, we had 39 irrevocable letters of credit totaling $59.0 million issued and outstanding under the U.S. revolving credit line; as a result, we had a total of approximately $1.4 billion of additional liquidity available to us under the revolving credit facility. Besides any further financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base, and have continued to experience relatively strong collections, if the current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity. Additionally, we may pursue additional expansion opportunities, primarily the build out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions. We are also now operating as a REIT and paying regular, recurring cash dividends. While we expect to fund these plans with our existing resources, additional financing, either debt or equity, may be required and if current market conditions were to deteriorate, we may be unable to secure additional financing or any such additional financing may only be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.
Sources and Uses of Cash

	Nine Months Ended September 30,
	2017	2016
	(dollars in thousands)
Net cash provided by operating activities	$944,354	$718,735
Net cash used in investing activities	(4,616,830)	(1,684,132)
Net cash provided by (used in) financing activities	4,508,974	(738,864)
Operating Activities. Our source of cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary use of cash from our operating activities includes compensation and related costs, interest payments, other general corporate expenditures and taxes. Net cash provided by operating activities increased from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 primarily due to improved operating results offset by timing of collections on our receivables and increases in cash paid for cost of revenues, operating expenses, interest expense and income taxes.

Investing Activities. The net cash used in investing activities for the nine months ended September 30, 2017 was primarily due to business acquisitions of approximately $3.6 billion, primarily the Verizon Data Center Acquisition, capital expenditures of $946.0 million as a result of our expansion activity, and purchases of real estate of $65.0 million, partially offset by proceeds from asset sales of $47.8 million. The net cash used in investing activities for the nine months ended September 30, 2016 was primarily due to $1.8 billion for the acquisitions of TelecityGroup and the Paris IBX Data Center and the remaining amounts due for Bit-isle shares. These payments were partially offset by $805.4 million net proceeds received from Digital Realty from the divestiture of certain data centers (see Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q). Other investing cash flows for the nine months ended September 30, 2016 included $727.0 million of capital expenditures primarily related to our expansion activity, purchase of real estate for $28.1 million and purchase of investments for $31.7 million, partially offset by proceeds from the sale of assets of $22.8 million and sales and maturities of investments for $41.8 million.
Financing Activities. The net cash provided by financing activities for the nine months ended September 30, 2017 was primarily due to borrowings under our €1.0 billion Term B-2 Loan, approximately $1.1 billion at the exchange rate in effect on January 6, 2017, the issuance of $1.25 billion of 5.375% senior notes due 2027, the issuance of €1.0 billion 2.875% Euro Senior Notes due 2025, approximately $1.2 billion at the exchange rate on September 20, 2017, and the sale of 6,069,444 shares of common stock for net proceeds of $2.1 billion. Other financing activities included repayment of the entire $500.0 million principal amount of our 4.875% Senior Notes due 2020, dividend distributions of $463.9 million, debt issuance costs of $56.9 million, repayments of capital lease and other financing obligations of $60.3 million, and repayments of mortgage and loans payable of $63.5 million, partially offset by proceeds from employee awards of $41.6 million. The net cash used in financing activities for the nine months ended September 30, 2016 was primarily due to repayments of loans of $986.5 million relating to loans assumed from TelecityGroup acquisition, our revolving credit facility and our Brazil financings facility, dividend distributions of $374.2 million and repayments of $100.9 million of capital lease and other financing obligations, partially offset by borrowings of $710.4 million under our multicurrency Term B loan facility and bridge term loan, and proceeds from employee equity awards of $34.1 million.
Contractual Obligations and Off-Balance-Sheet Arrangements
We lease a majority of our IBX data centers and certain equipment under non-cancellable lease agreements expiring through 2065. The following represents our debt maturities, financings, leases and other contractual commitments as of September 30, 2017 (in thousands):

	2017 (3 months)	2018	2019	2020	2021	Thereafter	Total
Term loans (1)	$20,301	$81,204	$386,040	$40,559	$351,709	$1,739,833	$2,619,646
Senior notes (1)	—	—	—	—	—	5,781,500	5,781,500
Interest (2)	78,308	358,459	356,662	345,442	343,525	1,076,494	2,558,890
Capital lease and other financing obligations (3)	44,823	194,757	174,811	174,806	176,737	1,855,824	2,621,758
Operating leases (4)	41,508	166,498	159,074	149,190	139,796	1,222,207	1,878,273
Other contractual commitments (5)	594,240	126,255	53,148	15,245	12,359	127,941	929,188
Asset retirement obligations (6)	—	3,340	14,328	10,205	4,721	84,145	116,739
	$779,180	$930,513	$1,144,063	$735,447	$1,028,847	$11,887,944	$16,505,994

(1)	Represents principal only.

(2)	Represents interest on mortgage payable, loans payable, senior notes and term loans based on their approximate interest rates as of September 30, 2017.

(3)	Represents principal and interest.

(4)	Represents minimum operating lease payments, excluding potential lease renewals.

(5)	Represents off-balance sheet arrangements. Other contractual commitments are described below.

(6)	Represents liability, net of future accretion expense.
There are no other material changes in our commitments under mortgage and loans payable as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

In connection with certain of our leases and other contracts requiring deposits, we entered into 39 irrevocable letters of credit totaling $59.0 million under the senior revolving credit line. These letters of credit were provided in lieu of cash deposits under the senior revolving credit line. If the landlords for these IBX leases decide to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the senior revolving credit line. These contingent commitments are not reflected in the table above.
We had accrued liabilities related to uncertain tax positions totaling approximately $50.9 million as of September 30, 2017. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.
Primarily as a result of our various IBX data center expansion projects, as of September 30, 2017, we were contractually committed for $336.8 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2017 and thereafter, is reflected in the table above as "other contractual commitments."
We had other non-capital purchase commitments in place as of September 30, 2017, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2017 and beyond. Such other purchase commitments as of September 30, 2017, which total $592.4 million, are also reflected in the table above as "other contractual commitments."
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
We elected to be taxed as REIT for U.S. federal income tax purposes beginning with our 2015 taxable year. As of September 30, 2017, our REIT structure includes all of our data center operations in the U.S., Canada, Japan and most of our data center operations in Europe. Our data center operations in other jurisdictions are operated as TRSs.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. U.S. income taxes for the TRS entities located in the country and foreign income taxes for our foreign operations were accrued, as necessary, for the three and nine months ended September 30, 2017.
Recent Accounting Pronouncements
See Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market Risk
There have been no significant changes in our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the nine months ended September 30, 2017 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2016, other than factors discussed below.

Foreign Currency Risk
In January 2017, we borrowed Term B-2 Loan of €1,000.0 million. In September 2017, we issued €1,000.0 million of 2.875% senior notes due October 1, 2025 (“2025 Euro Senior Notes”). We designated 100% of Term B-2 loan and 54.5% of 2025 Euro Senior Notes as net investment hedges against our net investments in foreign subsidiaries that use the Euro as their function currency. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge, except the ineffective portion and forward points, are recorded as a component of other comprehensive income in the condensed consolidated balance sheets. We did not record any ineffectiveness during the nine months ended September 30, 2017. Any remaining change in the carrying value of the 2025 Euro Senior Notes is recognized in other income (expense) in our condensed consolidated statements of operations.
Fluctuations in the exchange rates between the Euro and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the Term B-2 Loan and 2025 Euro Senior Notes at maturity. If the U.S. Dollar would have been weaker by 10% in comparison to the Euro as of September 30, 2017, we estimate our obligation to cash settle the principal portion of Term B-2 Loan and 2025 Euro Senior Notes in U.S. Dollars would have increased by approximately $117.6 million and $118.2 million, respectively. If the U.S. Dollar would have been stronger by 10% in comparison to the Euro as of September 30, 2017, we estimate our obligation to cash settle the principal portion of Term B-2 Loan and 2025 Euro Senior Notes in U.S. Dollars would have decreased by approximately $117.6 million and $118.2 million, respectively.
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
The U.S. dollar weakened relative to certain of the currencies of the foreign countries in which we operate during the nine months ended September 30, 2017. This has significantly impacted our condensed consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. dollar will continue to have a significant impact to us in future periods.
With the existing cash flow hedges in place, a hypothetical additional 10% strengthening of the U.S. dollar for the nine months ended September 30, 2017 would have resulted in a reduction of our revenues and operating expenses including depreciation and amortization expense for the quarter by approximately $94.4 million and $105.2 million, respectively.
With the existing cash flow hedges in place, a hypothetical additional 10% weakening of the U.S. dollar for the nine months ended September 30, 2017 would have resulted in an increase of our revenues and operating expenses including depreciation and amortization expense for the quarter by approximately $92.2 million and $104.0 million, respectively.
Interest Rate Risk
An immediate 10% increase or decrease in current interest rates from their position as of September 30, 2017 would not have a material impact on our interest expense due to the fixed nature of the majority of our debt obligations. However, the interest expense associated with our senior credit facility and term loans, which bear interest at variable rates, could be affected. For every 100 basis point change in interest rates, our annual interest expense could increase by a total of approximately $20.8 million or decrease by a total of approximately $4.3 million based on the total balance of our primary borrowings under the Term A loan facility, Term B-1 and B-2 loans, and the Japanese yen term loan as of September 30, 2017. As of September 30, 2017, we had not employed any interest rate derivative products against our debt obligations. However, we may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.

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

(b) Changes in Internal Control over Financial Reporting. We completed the acquisition of the selected Verizon Data Center Business in the second quarter of 2017. We are evaluating changes to processes and other components of internal controls over financial reporting of the Selected Verizon Data Center Business as part of the ongoing integration activities. There have not been any other changes in our internal control reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business and us:
Risks Related to the Integration of the Verizon Assets.
The anticipated benefits of the Verizon Data Center Acquisition may not be realized fully and may take longer to realize than expected and there will be numerous challenges associated with integration.
On May 1, 2017, we acquired Verizon's colocation business (the "Business"), for a cash purchase price of approximately $3.6 billion (the "Verizon Data Center Acquisition"). The success of the Verizon Data Center Acquisition will depend, in part, on our ability to successfully integrate the Verizon assets into our business, and realize the anticipated benefits, including synergies and cost savings, from the Verizon Data Center Acquisition. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected and the value of our common stock may be adversely affected.
We will incur significant transaction-related costs in connection with the integration process. We may encounter material challenges in connection with this integration process, including from, without limitation:

•
retaining relationships with key customers, landlords and suppliers of the acquired business, some of which may terminate their contracts with the Business as a result of the Verizon Data Center Acquisition or which may attempt to negotiate changes in their current or future business relationships with us;

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

•
the diversion of management's attention from ongoing business concerns and performance shortfalls at Equinix as a result of the devotion of management's attention to the Verizon Data Center Acquisition;

•	managing a larger company;

•	integrating two unique corporate cultures;

•
retaining key employees, who may experience uncertainty associated with the Verizon Data Center Acquisition and who may depart after the Verizon Data Center Acquisition because of issues relating to the uncertainty and difficulty of the integration or a desire not to remain with us following the Verizon Data Center Acquisition; and

•	unforeseen expenses or delays associated with the Verizon Data Center Acquisition.
Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact our business, financial condition and results of operations.
We expect to incur significant integration costs in connection with the Verizon Data Center Acquisition
We expect to continue to incur significant costs in connection with integrating the Verizon assets into Equinix. However, the actual costs incurred may exceed those estimated and there may be further unanticipated costs and the assumption of known and unknown liabilities. While we have assumed that we will incur integration expenses, there are factors beyond our control that could affect the total amount or the timing of such expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. In addition, Verizon has contributed specified assets and liabilities of the acquired business to newly formed entities, and we have acquired the equity interests of such entities. However, the contributed assets may not be sufficient to operate all aspects of the acquired business. Accordingly, we may have to use assets or resources from our existing business or acquire additional assets in order to operate the acquired business.

As a result, the integration expenses associated with the Verizon Data Center Acquisition could, particularly in the near term, exceed the cost savings that we expect to achieve from the streamlining of operations from the Verizon Data Center Acquisition.
Our business, financial condition and results of operations may be adversely affected by the Verizon Data Center Acquisition if we are not able to obtain requisite consents or enter into certain agreements.
Pursuant to the transaction agreement, Verizon has agreed to use its commercially reasonable efforts until 12 months following the consummation of the Verizon Data Center Acquisition to obtain any consents from customers, landlords, and other third parties that may be necessary in connection with the Verizon Data Center Acquisition, or to amend its agreements with such third parties so that we will be entitled to the rights and benefits currently enjoyed by Verizon under such agreements on substantially the same terms as then in effect. To the extent that we or Verizon are not able to obtain such consents, we may not be able to realize the anticipated benefits of the Verizon Data Center Acquisition.
We would incur adverse tax consequences if the Verizon Data Center Acquisition causes us to fail to qualify as a REIT for U.S. federal income tax purposes.
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
We paid a quarterly distribution in September of 2017 and have declared a fourth quarterly distribution to be paid on December 13, 2017. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, the creation of reserves or required debt service or amortization payments.
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
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining qualification for taxation as a REIT. As of September 30, 2017, our total indebtedness (gross of debt issuance cost, debt discount, and debt premium) was approximately $10.1 billion, our stockholders' equity was $6.5 billion and our cash, cash equivalents, and investments totaled $1.6 billion. In addition, as of September 30, 2017, we had approximately $1.4 billion of additional liquidity available to us from our $1.5 billion revolving credit facility. Some of our debt contains covenants which may limit our operating flexibility. In addition to our substantial debt, we lease a majority of our IBX data centers and certain equipment under non-cancellable lease agreements, some of which are accounted for as operating leases. As of September 30, 2017, our total minimum operating lease commitments under those lease agreements, excluding potential lease renewals, was approximately $1.9 billion, which represents off-balance sheet commitments.

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
The level of insurance coverage that we purchase may prove to be inadequate.
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
Our most recent evaluation of our controls resulted in our conclusion that, as of December 31, 2016, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth, through, for example, the integration of Bit-isle, TelecityGroup and the Verizon Data Center Acquisition, the adoption of new accounting principles and our overhaul of our back office systems that support customer experience from initial quote to customer billing and our revenue recognition process, will require us to further develop our controls and reporting systems and implement or amend new or existing controls and reporting systems in those areas where the implementation and integration is still ongoing. All of these changes to our financial systems and the implementation and integration of acquisitions create an increased risk of deficiencies in our internal controls over financial reporting. If, in the future, our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.
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
Our days sales outstanding ("DSO") may be negatively impacted by process and system upgrades and acquisitions.
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
As of September 30, 2017, our retained earnings were $187.5 million. Although we have generated net income for each fiscal year since 2008, except for the year ended December 31, 2014, we are also currently investing heavily in our future growth through the build out of multiple additional IBX data centers and IBX data center expansions as well as acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
We may be subject to securities class action or other litigation. For example, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Litigation can be lengthy, expensive, and divert management's attention and resources. Results cannot be predicted with certainty and an adverse outcome in litigation could result in monetary damages or injunctive relief.  Further, any payments made in settlement may directly reduce our revenue under U.S. GAAP and could negatively impact our operating results for the period.  For all of these reasons, litigation could seriously harm our business, results of operations, financial condition or cash flows.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as of May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/2015	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/2015	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/2015	2.3

2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	12/6/2016	2.1

2.5	Amendment No.1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon communications Inc. and Equinix, Inc.	10-K	12/31/2016	2.5

2.6	Amendment No.2 to the Transaction Agreement, dated April 30, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	5/1/2017	2.1

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/2002	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/14/2011	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/11/2013	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	3/29/2016	3.1

4.6	Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/2014	4.1

4.16	Fifth Supplemental Indenture, dated as of September 20, 2017 among Equinix, Inc. and U.S. Bank National Association, as trustee and Elavon Financial Services DAC, UK Branch, as paying agent	8-K	9/20/2017	4.2

4.17	Form of 2.875% Senior Notes due 2025 (see Exhibit 4.16)

10.1
Fourth Amendment to Credit Agreement by and among Equinix, Inc., as borrower, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as administrative agent, dated August 15, 2017.
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
Date: November 3, 2017
	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1
Fourth Amendment to Credit Agreement by and among Equinix, Inc., as borrower, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as administrative agent, dated August 15, 2017.

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