Form 10-K
period 2017-12-31
EQUINIX INC
filed 2018-02-26
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $33.5 billion. As of February 23, 2018, a total of 79,228,072 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s 2018 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2017. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be a part of this report on Form 10-K.

EQUINIX, INC.
FORM 10-K
DECEMBER 31, 2017

PART I

ITEM 1.	BUSINESS
The words "Equinix", "we", "our", "ours", "us" and the "Company" refer to Equinix, Inc. All statements in this discussion that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding Equinix’s "expectations", "beliefs", "intentions", "strategies", "forecasts", "predictions", "plans" or the like. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Equinix cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Annual Report on Form 10-K. Equinix expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward looking statements contained herein to reflect any change in Equinix’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.
Overview
Equinix, Inc. connects more than 9,800 companies directly to their customers and partners across the world’s most interconnected data center and interconnection platform. Platform Equinix® combines a global footprint of state-of-the-art International Business Exchange™ (IBX®) data centers, a variety of interconnection solutions, unique business and digital ecosystems and expert support. Today, businesses leverage the Equinix interconnection platform in 48 strategic markets across the Americas, Asia-Pacific, and Europe, the Middle East and Africa ("EMEA"). Equinix operates as a real estate investment trust for federal income tax purposes ("REIT").
We elected to be taxed as a REIT for federal income tax purposes effective January 1, 2015. As of December 31, 2017, our REIT structure included all of our data center operations in the United States ("U.S."), Canada and Japan, and the data center operations in Europe with the exception of Bulgaria, Portugal, Spain and Turkey. Our data center operations in other jurisdictions are operated as taxable REIT subsidiaries ("TRSs").
In May 2017, we completed the acquisition of 29 data centers and their operations across 15 metro areas from Verizon Communications Inc. ("Verizon") for $3.6 billion (the "Verizon Data Center Acquisition"). Additional acquisitions that closed in 2017 include the purchase of IO UK’s facility in Slough, United Kingdom (the "IO Acquisition"); the purchase of data center provider Itconic, which operated four data centers in Spain and one in Portugal; and the purchase of the Zenium data center in Istanbul. In December 2017, we announced the entry into a transaction agreement to acquire Metronode, which operates 10 data centers throughout Australia. In February 2018, we also announced the entry into a transaction agreement to acquire Infomart Dallas, including its operations and tenants. The acquisitions of Metronode and the Infomart Dallas are expected to close in the first half of 2018, subject to closing conditions. Careful, steady expansion has been key to Equinix’s growth strategy since our founding, as we seek to offer our customers interconnection opportunities ahead of demand. Equinix also saw organic growth in 2017, opening new data centers in several important markets, including Amsterdam, Frankfurt, Hong Kong, São Paulo, Silicon Valley and Washington, D.C.
In July 2017, Equinix created a new Strategy, Services and Innovation (SSI) group to ensure Equinix keeps pace with the dynamic customer requirements of an increasingly "cloud-first" world. The group is led by Equinix company veteran Charles Meyers. Included in the SSI unit are the office of the Chief Technology Officer, Business Development, Product Management and Product Engineering. SSI is chartered to position Equinix for future success by: optimizing Equinix's position as a strategic enabler of cloud services; identifying key growth areas that align to Equinix's long-term strategy; and evaluating and translating key market, competitive and technology trends into actionable business requirements.
In December 2017, we announced the next phase in the evolution of Platform Equinix as we work to achieve the direct physical and virtual connection of our IBX data centers around the world. This advance will enable customers to connect on demand to any other customer from any Equinix location, equipping digital businesses to scale their operations rapidly across the largest markets globally. By connecting to more business partners and destinations, Platform Equinix also enables service providers to directly access a global base of enterprise customers and cloud providers. This provides a more consistent end-user experience and expands our customers’ addressable market.

Industry Background
The internet is a collection of numerous independent networks interconnected to form a network of networks. Users on different networks communicate with each other through interconnection between these networks. For example, when a person sends an email to someone who uses a different provider for his or her connectivity (e.g. Comcast versus AT&T), the email must pass from one network to the other to get to its final destination. A data center provides a physical point at which that interconnection can occur.
To accommodate the rapid growth of internet traffic that was occurring in the early years of the internet, an organized approach for network interconnection was needed. This was the start of the network era, when networks gained mutual advantage by exchanging data traffic on interoperable platforms. The exchange of traffic between these networks became known as peering, which is when networks agree to trade traffic at relatively equal amounts, often at no charge to the other party. At first, government and nonprofit organizations established places where these networks could peer with each other. These points were known as network access points, or NAPs. Over time, many NAPs became a natural extension of carrier services and were run by companies such as MFS (now a part of Verizon Business), Sprint, Ameritech and Pacific Bell (the latter two now part of AT&T).
Ultimately, these NAPs were unable to scale with the growth of the internet, and the lack of "neutrality" by the carrier owners of these NAPs created a conflict of interest with the participants. This created a market need for network-neutral interconnection points that could accommodate the rapidly growing demand to increase performance for enterprise and consumer users of the internet, especially with the rise of important content providers such as AOL, Microsoft, Yahoo! and others. In addition, the providers, as well as a growing number of enterprises, required a more secure and reliable solution for direct connection to a variety of telecommunications networks, as the importance of their internet operations continued to grow. These were the seeds of the connected era, when peering expanded exponentially among new players, and access to information anytime and anywhere became the norm.
To accommodate internet traffic growth, the largest networks left the NAPs and began connecting and trading traffic by placing private circuits between each other. Peering, which once occurred at the NAP locations, was moved to these private circuits. Over the years, these circuits became expensive to expand and could not be built quickly enough to accommodate traffic growth. This led to a need by the large carriers to find a more efficient way to peer. The multi-tenant or colocation data center was introduced to meet this need. Today, many customers satisfy their requirements for peering through data center providers like Equinix because this strategy permits them to peer with the networks as they require within one location, using simple, direct and secure connections. Their ability to peer within a data center or across a data center campus, instead of across a metro area, has increased the scalability of their operations while decreasing network costs.
The interconnection model has further evolved over the years to include new offerings, as the collaborative landscape of the interconnected era imposes new demands for connectivity that facilitates more scalable interactive and real-time digital interconnections. Enterprises are becoming increasingly interdependent and cloud- and digital-enabled, and to compete they need real-time data exchange and reliable, instant connections between and across any given digital ecosystem. Starting with the peering and network communities, interconnection has been used for new network solutions, including carrier Ethernet, multiprotocol label switching (MPLS), virtual private networks (VPNs), and mobile services, in addition to traditional international private line and voice services. The data center industry is working to keep up with the rapid digital transformation of today's businesses, and it continues to evolve with a set of new network offerings (such as SDN, blockchain and 5G) where interconnection is often used to solve any challenge using both physical and virtual networks, across geographic boundaries.
In addition, the enterprise customer segment is also evolving. In the past, most enterprises opted to keep their data center requirements in-house. However, current trends are leading more enterprise chief information officers (CIOs) to either outsource their data center requirements, and/or extend their corporate wide area networks (WANs) into carrier-neutral colocation facilities. These trends include the following:

•
Private interconnection is a rapidly growing business practice for leading companies, as their businesses become increasingly digital. According to the Global Interconnection Index, a market study published in 2017 by Equinix, the capacity for private data exchange between businesses is growing at nearly twice the rate of the public internet and is on pace to reach nearly six times the volume of global IP traffic by 2020.

•
Digital transformation is accelerating in all global businesses and industries. Key trends are creating the need for real-time interaction and forcing digital services to the edge, where the users need them the most, increasing the requirement for a single digitally interconnected business platform.

•
The need for businesses and organizations to create a "digital edge" - where commerce, population centers and digital ecosystems meet. A more geographically distributed IT infrastructure is needed to support the digital operations that now cover every global region and every aspect of today’s global businesses.

•
The growth of "proximity communities" that rely on immediate physical colocation and interconnection with strategic partners and customers. Examples include financial exchange ecosystems for electronic trading and settlement, media and content provider ecosystems, and ecosystems for real-time bidding and fulfillment of internet advertising.

•	The Internet of Things (IoT) and big data infrastructures, which are creating unprecedented quantities of data that fuel digital business.

•	The need to manage data and security and enforce regulatory control locally in support of the global digital trade of goods and services.

•
The accelerating adoption and ubiquitous nature of cloud computing technology services, in particular hybrid/multiclouds, along with enterprise cloud service offerings such as Software-as-a-Service (SaaS), Infrastructure-as-a-Service (IaaS) and Platform-as-a-Service (PaaS) and security and disaster recovery services.

•
The continuing growth of consumer internet traffic from new bandwidth-intensive services (e.g., video, voice over IP, social media, mobile data, gaming, data-rich media), Ethernet and wireless services, as well as new devices (e.g., wearables, home assistances, AR/VR headsets). These devices and services also increase the requirements for anytime, anywhere and any device interconnection out at the edge to improve the performance, security, scalability and reliability of interconnecting people, locations, clouds, data and things.

•
Significant increases in power and cooling requirements for today’s data center equipment. New generations of servers and storage devices continue to concentrate processing capability and the associated power consumption and cooling load into smaller footprints; and many legacy-built data centers are unable to accommodate these new power and cooling demands. The high capital costs associated with building and maintaining "in-sourced" data centers creates an opportunity for capital savings by leveraging an outsourced colocation model.

Industry analysts project the compound annual growth rate of the global carrier neutral colocation market to be approximately 8% between 2016 and 2020.
Equinix Value Proposition
Equinix’s global platform for digital business offers these unique value propositions to customers:

•	Reach Everywhere
With Platform Equinix, enterprises and service providers can deploy digital infrastructure anywhere they need to be. Customers are quickly and easily able to place applications, data, security and networking controls next to users, clouds and networks in major metros globally. With one global partner, our customers are able to reduce complexity and accelerate time to market while relying on the consistency of a proven worldwide interconnection and data center leader.

•	Interconnect Everyone
Businesses operating on Platform Equinix will be able to discover and reach anyone on demand, through one connection to the world, by directly connecting physically or virtually to customers, partners, providers and between their points of presence. This gives our customers the capabilities to reach everyone they need to from one place and to simplify, scale and dynamically adapt their digital infrastructures to keep pace with rapidly changing business demands.

•	Integrate Everything
On Platform Equinix, our customers are able to activate their digital edge through leading technology tools, partners and services. By leveraging software controls and expert advisors, service providers and enterprises can dynamically design, implement and manage their digital edge. They can also secure, view, control and manage hybrid IT environments to seamlessly scale digital integration across their business.
More than 9,800 companies, including a diversified mix of cloud and IT service providers, content providers, enterprises, financial companies, and network and mobile service providers, currently operate within Equinix IBX data centers. These companies derive specific value from the following elements of the Equinix platform offering:

•
Interconnection leadership: The global digital economy’s demands for fast, secure business collaboration creates a need for interconnection across Equinix’s global platform. As this digital journey intensifies, businesses are creating new commerce and collaboration models to compete. Success in this fast-moving world can be facilitated by a single interconnection platform for digital business that is connected physically and virtually around the world. Companies that can deploy an interconnected digital infrastructure can connect broadly and securely scale the integration of their business at the digital edge.

•
Cloud access and expertise: Equinix is home to more than 2,900 cloud and IT service providers and a variety of secure routes to the efficiencies, performance and cost-savings of the cloud. The Equinix Cloud Exchange Fabric™ ("ECX Fabric") offers on-demand access to multiple cloud providers from multiple networks, enabling customers to design scalable cloud services tailored to their needs at a given moment. On the ECX Fabric, customers do not have to be in the same IBX data center as their cloud provider(s); they can remotely access cloud services as if they were physically close to the provider. Equinix Professional Services for Cloud experts enable our customers to successfully deploy a mix of private, public, hybrid and multicloud environments over a global interconnected cloud fabric to best fit their business and customer requirements.

•	Comprehensive global solution: With 190 IBX data centers in 48 markets in the Americas, EMEA and Asia-Pacific, Equinix offers a consistent, interconnected global solution.

•
Premium data centers and expertise: Equinix IBX data centers feature advanced design, security, power and cooling, and data center infrastructure management (DCIM) elements to provide customers with industry-leading visibility and reliability, including average uptime of 99.9999% globally in 2017. While others in the market have business models that include additional offerings, Equinix is focused on colocation and interconnection as our core competencies. Equinix Professional Services offers practical guidance and proven solutions to help customers optimize their data center architecture.

•
Dynamic interconnected business ecosystems: Equinix’s network- and cloud-neutral model has enabled us to attract a critical mass of networks and cloud and IT services providers, and that, in turn, attracts other businesses seeking to interconnect within a single location or across metros. This local ecosystem model leverages lower networking costs and optimizes the performance of data exchange. At the same time, the ECX Fabric enables private access to remote business ecosystems in regionally distributed IBX data centers to further reduce long-distance networking costs and deliver outstanding performance. As Equinix grows and attracts an ever-more diversified base of customers, the value of Equinix’s IBX interconnected data center offering increases.

•
Improved economics: Customers seeking to outsource their data center operations rather than build their own capital-intensive data centers enjoy significant capital cost savings. Customers also benefit from improved economics because of the broad access to networks and clouds that Equinix provides. Rather than purchasing costly local loops from multiple transit providers, customers can connect directly to more than 1,700 networks and 2,900 cloud and IT service providers inside Equinix’s IBX data centers.

•
Leading interconnection insight: After more than 19 years in the industry, Equinix has a specialized staff of industry experts, professional services specialists and solutions architects who helped build and shape the interconnection infrastructure of the internet, and who are now positioned to do the same for digital businesses. This specialization and industry knowledge base offers customers unique expertise and the competitive advantage needed to compete in the global digital economy.

•
Lasting sustainability: Energy efficiency and environmental sustainability are a part of everything we do, whether we're building new data centers or upgrading existing facilities. We have committed to design, build and operate our data centers with high energy efficiency standards, and we have a long-term goal of using 100% clean and renewable energy across our global platform.

Our Strategy
Our objective is to expand our global leadership position as the premier network and cloud-neutral data center and interconnection platform for enterprises, cloud and IT services providers, media and content companies, financial services firms, IoT and big data providers, and network and mobile services providers. These are the key components of our strategy:
Improve customer performance through global interconnection.  To succeed in today’s digital economy, enterprises around the world must adopt globally interconnected, on-demand digital IT architectures. The business connections forged in Equinix data centers through the power of interconnection are vital to accelerating our customers' businesses. To help companies understand, deploy and benefit from global interconnection, Equinix has created a blueprint for becoming an interconnected enterprise - the Interconnection Oriented Architecture® (IOA®) strategy. Based on work with more than 230 Fortune 500 customers, our IOA framework is a proven and repeatable engagement model that both enterprises and solution providers can leverage to directly and securely connect people, locations, clouds and data. An IOA strategy shifts the fundamental IT delivery architecture from siloed and centralized to interconnected and distributed. Since the introduction of its IOA strategy, Equinix has created an "IOA Playbook" and "IOA Knowledge Base™," which were developed from our aggregated learnings across more than 600 Equinix customer (enterprise and service provider) deployments. These tools are offered online at no charge to any organization and provide fundamental, repeatable steps that organizations can take to deploy an IOA strategy across common digital workloads. They offer application blueprints for networks, security, data and applications, as well as for various use cases including ecosystems, analytics, content delivery, collaboration, hybrid multicloud and the IoT.
When combined with Equinix's critical mass of premier network and cloud providers and content companies, the increasing rate of adoption of an IOA strategy by the world's enterprise companies enables Equinix to extend its leadership as one of the core interconnection hubs of the information-driven, digital world. The density of providers inside Equinix is a key selling point for companies looking to connect with a diverse set of networks and deliver the best connectivity to their end customers at the digital edge, as well as to network companies that want to sell bandwidth to companies and efficiently interconnect with other networks. Equinix currently houses more than 1,700 unique networks, including the top-tier networks, which allow customers to directly interconnect with providers that best meet their unique price and performance needs. We have a growing mass of key players in cloud and IT services (Accenture, Amazon Web Services, AT&T, Google Cloud Platform, Microsoft Azure and Office 365, Oracle Cloud, SAP HANA Enterprise Cloud and SAP Cloud Platform, Salesforce.com, IBM Bluemix and VMware vCloud Air), and in the enterprise and financial sectors (Bechtel, Bloomberg, Chicago Board of Trade, The GAP, McGraw-Hill, etc.). We expect these segments will continue to grow as customers seek to leverage our density of network providers and interconnect directly with each other to improve performance.
Streamline ease of doing business globally. Customers say data center reliability, power availability and network choice are the most important attributes they consider when choosing a data center provider in a particular location. We have long been recognized as a leader in these areas, and our performance continues to improve.
In 2017, more than half of our revenue came from customers with deployments in all three of our global regions, and we expect seamless global solutions to become an increasingly important data center selection criteria as the need for globally interconnected, on-demand digital IT architectures continues to grow. We continue to focus on strategic acquisitions to expand our market coverage and on global product standardization, pricing and contracts harmonization initiatives to meet these global demands.
  Deepen existing ecosystems and develop new ones. As various enterprises and service and content providers locate in our IBX data centers, their suppliers and business partners benefit by doing the same, and they gain the full economic and performance benefits of direct, global interconnection for their business ecosystems. These partners, in turn, pull in their business partners, creating a "network effect" of customer adoption. Our interconnection offerings enable scalable, secure, reliable and cost-effective interconnectivity and optimized traffic exchange, which lowers overall costs and increases flexibility. The ability to directly and globally interconnect with a wide variety of companies is a key differentiator for us and enables companies to create new opportunities within unique ecosystems by working together. We also have efficient and innovative internet and cloud exchange platforms in our IBX sites to accelerate commercial growth within the ecosystems via the network effect.
 Expand vertical go-to-market plan. We plan to continue to focus our go-to-market efforts on customer segments and business applications that appreciate the Equinix value proposition of interconnection, reliability, global reach and prime collaboration opportunities within and across ecosystems. We have identified these segments today as cloud and IT services, content and digital media, financial services, enterprises, and network and mobile service providers. As digital business evolves, we will continue to identify and focus our go-to-market efforts on industry segments that need our value proposition.
Accelerate global reach and scale. We continue to evaluate expansion opportunities in select markets based on customer demand. In May 2017, we closed a deal with Verizon to acquire 29 data centers across 15 metro areas. This strategic acquisition strengthened our global platform by increasing interconnection in the U.S. and Latin America and accelerated Equinix's penetration of the enterprise and strategic market sectors, including government and energy. We made several other important, smaller acquisitions in 2017, including the purchase of IO UK’s facility in Slough, United Kingdom, the purchase of data center provider Itconic and its five data centers (four in Spain and one in Portugal), and the purchase of a Zenium data center in Istanbul. At the end of the year, we announced the entry into a transaction agreement to acquire Metronode, which operates 10 data centers spanning Australia. In February 2018, we announced the entry into a transaction agreement to acquire Infomart Dallas, including its operations and tenants. We also saw significant organic growth in 2017, opening new data centers on four continents, including AM4 in Amsterdam, FR6 in Frankfurt, HK5 in Hong Kong, SP3 in São Paulo, SV10 in Silicon Valley and DC12 in Washington, D.C. Once we close the Metronode acquisition, expected in the first half of 2018, Equinix's total global footprint will expand to 200 data centers in 52 markets in the Americas, Europe and Asia-Pacific.

We expect to continue to execute our expansion strategy in a cost-effective and disciplined manner through a combination of acquiring existing data centers through lease or purchase, acquiring or investing in local data center operators, and building new IBX data centers based on key criteria, such as demand and potential financial return in each market.
Our Customers
Our customers include carriers, mobile and other bandwidth providers, cloud and IT services providers, content providers, financial companies and global enterprises. We provide each customer access to a choice of business partners and solutions based on their colocation, interconnection and managed IT service needs. As of December 31, 2017, we had more than 9,800 customers worldwide.
Customers in our five key customer categories include the following:

Cloud and IT Services	Content Providers	Enterprise	Financial Companies	Network and Mobile Services
Amazon Web Services Box Inc. Cisco Systems Inc. Google Cloud Platform Datapipe IBM Bluemix Microsoft Azure NetApp Oracle Cloud Salesforce.com SAP VMware Workday, Inc.	Brightroll Casale Media DirectTV Discovery Communications Index Exchange Thomson Reuters Netflix Priceline.com	Anheuser-Busch BMC Software Burger King Corporation Ford Motors CDM Smith Chevron General Electric Shire Ingram Micro Delloite Smithfield Foods Weyerhaueser Ericsson	Aon Bloomberg Chicago Board Options Exchange Lincoln Financial London Stock Exchange NASDAQ OMX Group Inc. NYSE Technologies PayPal Morgan Stanley	AT&T British Telecom China Mobile Lycamobile NTT Communications Siemens Mobility Services Vodafone T-Systems TATA Communications Verizon
Customers typically sign renewable contracts of one or more years in length. Our largest customer accounted for approximately 3% of our recurring revenues for the years ended December 31, 2017, 2016 and 2015. Our 50 largest customers accounted for approximately 37%, 36% and 34% of our recurring revenues for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Cabinets. Our customers have several choices for colocating their networking, server and storage equipment. They can place the equipment in one of our shared or private cages or customize their space. In certain select markets, customers can purchase their own private "suite" which is walled off from the rest of the data center. As customers’ colocation requirements increase, they can expand within their original cage (or suite) or upgrade into a cage that meets their expanded requirements. Customers buy the hardware they place in our IBX data centers directly from their chosen vendors. Cabinets (or suites) are priced with an initial installation fee and an ongoing recurring monthly charge.

Power. Power is an element of increasing importance in customers’ colocation decisions. We offer both AC and DC power circuits at various amperages and phases customized to a customer’s individual power requirements. Power is priced with an initial installation fee and an ongoing recurring monthly charge. We also offer metered power in certain markets.
IBXflex®. IBXflex allows customers to deploy mission-critical operations personnel and equipment on-site at our IBX data centers. Because of the proximity to their infrastructure within our IBX data centers, IBXflex customers can offer a faster response and quicker troubleshooting solution than those available in traditional colocation facilities. This space can also be used as a secure disaster recovery point for customers’ business and operations personnel. IBXflex is priced with an initial installation fee and an ongoing recurring monthly charge.
IBX SmartView™. Equinix IBX SmartView™ offers application programming interface (API) -based DCIM that provides real-time access to environmental and operating information within an Equinix IBX footprint, as if those cages were all on site with the customer. IBX SmartView helps its customers consistently maintain their IBX operations and deployments with alerts and notifications, while enhancing long-term planning with customizable reports.
Hyperscale Infrastructure. Our integration efforts with the major cloud players have provided us with deep insight into the evolving architecture of the cloud. Today, the majority of private interconnection nodes for the major cloud players are located in Equinix facilities. In addition, we are in discussions with a targeted set of hyperscale customers to develop capacity to serve their larger footprint needs. We are leveraging the combination of existing capacity and dedicated hyperscale builds to meet these needs in a handful of key markets in 2018.
Interconnection Solutions
Our interconnection solutions are evolving to enable high-performance, secure, scalable, reliable and cost-effective interconnection and traffic exchange between Equinix customers across our global platform. These interconnection solutions are either on a one-to-one basis with direct cross connects or on a one-to-many basis through our ECX Fabric or other exchange solutions. In the peering community, we play an important industry leadership role by acting as the relationship broker between parties who would like to interconnect within our IBX data centers and, now, between regionally distributed IBX data centers. Our staff holds or has held significant positions in many leading industry groups, such as the North American Network Operators’ Group (NANOG) and the Internet Engineering Task Force (IETF). Members of our staff have published industry-recognized white papers and strategy documents in the areas of peering and interconnection, many of which are used by other institutions worldwide in furthering the education and promotion of this important set of solutions.
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
Equinix Metro Connect. Customers who are located in one IBX data center may need to interconnect with networks or other customers located in an adjacent or nearby IBX data center in the same metro area. Metro Connect allows customers to seamlessly interconnect between IBX data centers at capacities up to 100 Gigabits per second. Metro Connect offerings are priced with an initial installation fee and an ongoing monthly recurring charge dependent on the capacity purchased by the customer.
Internet Connectivity. Customers who are installing equipment in our IBX data centers generally require IP connectivity or bandwidth access. Although many large customers prefer to contract directly with carriers, we offer customers the ability to contract for IP connectivity and bandwidth access through us from any of the major bandwidth providers in that data center. This bandwidth access is targeted to customers who require a single bill and a single point of support through Equinix for the entire contract for their bandwidth needs. Internet connectivity is priced with an initial installation fee and an ongoing monthly recurring charge based on the amount of bandwidth committed.
Equinix Cloud Exchange™ (ECX) Fabric. The ECX Fabric directly, securely and dynamically connects distributed infrastructure and digital ecosystems on Platform Equinix via global, software-defined interconnection. It enables businesses to customize their connectivity to partners, customers and suppliers through an interface that provides all the benefits companies have come to expect from "as-a-service" models. This includes real-time provisioning via a portal or API, pay-as-you-go billing increments and the removal of friction in establishing elastic connectivity between metros. The ECX Fabric is designed for scalability, agility and virtualized connectivity. Through a single port, Equinix customers can discover and reach anyone on demand, locally or across metros. Customers pay a monthly port fee to access the ECX Fabric, plus a transport access fee to connect to customers in other metros based on data and inter-city bandwidth expense.
The new ECX Fabric capabilities are now available in the Americas and EMEA regions, including Amsterdam, Atlanta, Chicago, Dallas, Dublin, Frankfurt, London, Los Angeles, Manchester, New York, Paris, Seattle, Silicon Valley, Stockholm, Toronto, Washington, D.C. and Zurich. In the fourth quarter of 2017 and into early 2018, Equinix is rolling out ECX Fabric to new metros in the Americas and EMEA regions of Denver, Düsseldorf, Geneva, Helsinki, Miami, Milan, and Munich. In 2018, Equinix will also extend connectivity to São Paulo within the Americas region, and between the APAC region ECX Fabric metro locations of Hong Kong, Melbourne, Osaka, Singapore, Sydney and Tokyo.
Equinix Performance Hub®
The Equinix Performance Hub places corporate IT resources in IBX data centers connected to many networks and clouds near large user populations. Performance Hub solutions can be implemented gradually, without closing or moving out of existing data centers. Performance Hub allows companies to efficiently deploy resources at the edge, closest to their end-users, enabling an affordable, low-risk approach to improving network performance and reducing costs. This distributed, connectivity-driven approach to data center computing has been proven by Gartner, 451 Group, and many enterprise customers to provide dramatic benefits in application and network performance, as well as in business and IT agility. The Performance Hub offering is priced per IBX data center with an initial installation fee and an ongoing recurring monthly charge.

Equinix Data Hub®

Equinix Data Hub is an extension of the Equinix Performance Hub framework and is a data center solution that addresses enterprise demands for real-time analytics, IoT, data collection and data protection. Data Hub empowers organizations to build a globally optimized data platform located in strategic data centers around the world and maintain full control over business-critical data for any and all security and compliance demands. Data Hub use cases include: cloud integrated tiered storage, big data analytics infrastructures and data protection and replication. The Data Hub offering is priced per IBX data center with an initial installation fee and an ongoing recurring monthly charge.

Equinix Professional Services

Exponential increases in data traffic and growing demand for interconnection mean pressure on companies to stay competitive. Customers need a partner with knowledge of the global terrain and trends, so they can maximize new technology and information and meet the needs of dispersed end users. Equinix Professional Services is uniquely positioned to be that partner. Equinix experts help companies tap the resources and opportunities for innovation available on a global platform of more than 9,800 companies in 48 markets, including more than 1,700 network service providers and 2,900 cloud and IT services providers. Our consultants have the know-how and experience to help customers introduce new service offerings, optimize IT architectures, simplify hybrid and multicloud migrations and stay up-and-running. Equinix professional services are priced at the project level and include:
Cloud Consulting Services. Many companies are migrating to a hybrid or multicloud environment as the cloud’s cost advantages and flexibility are critical in an era of rising electronic collaboration and user expectations. Equinix's Professional Services for Cloud are designed to facilitate cloud migration with a detailed assessment, design and implementation process that gives customers a faster, smoother path to the cloud. The 2,900 cloud and IT service providers and 1,700 network service providers within Equinix's network help our experts tailor cloud deployments to individual business needs and maximize their cloud performance, savings and security while ensuring future resilience and agility.
Network and IOA Transformation Services. Digital transformation creates new revenue streams from information about an organizations’ physical operations, it also creates congestion and performance issues for an organization’s legacy network. The growth in data, applications and locations that must be served by a digital enterprise, plus the reduction in latency required by real-time applications, all put enormous stress on legacy IT infrastructure. Equinix’s Professional Services for network and IOA transformation helps companies plan and build their future network and infrastructure architecture, ready for the challenges of digital business today and tomorrow.

Global Solutions Architects®
Equinix Global Solutions Architects (GSAs) are industry experts, innovators and thought leaders, committed to helping companies deploy their IT infrastructures in ways that best serve their business needs and fully exploit the advantages offered by Equinix’s global interconnection platform. Equinix’s GSAs have decades of combined experience in cloud deployments, facility operations, business analytics and network design and operations. They work as extensions of our customers’ IT and technology teams, helping efficiently deploy high-performance solutions, advising them on service provider choices, and designing IT architectures that help them reach today’s goals and anticipate tomorrow’s requirements. GSA services are provided at no additional cost.
Solution Validation Centers®
Equinix Solution Validation Centers (SVCs) are state-of-the-art facilities that allow customers to test and fine-tune their IT infrastructure, network, cloud and data center rollouts in a real-world environment before full build-out and deployment. Customers can measure how their applications perform when they move off legacy systems, spot and address unforeseen technical barriers, and optimize various infrastructure components, network connections and applications. Our SVCs operate in 18 strategic markets globally, helping companies reduce risk and maximize their IT investments.
Smart Hands Services®
The Equinix Smart Hands service enables customers to use our highly trained IBX data center personnel to act as their hands (or eyes and ears) when their own staff cannot be on-site. Smart Hands technicians offer a range of services, from routine equipment inventory and labeling to more complex installations and configuring. Smart Hands technicians also provide technical assistance and troubleshooting services. Smart Hands services are sold by the hour.
Equinix Customer Portal
The Equinix Customer Portal offers 24/7 access to our customer care personnel, so customers can report problems, schedule shipments or order Smart Hands services at any time of the day or night. Equinix conducts a significant portion of its transactions with its customers via this portal.
Business Continuity Trading Rooms
Trading infrastructure is mission-critical for financial firms worldwide, and our Business Continuity Trading Rooms (BCTRs) ensure that trading does not stop, even if primary operations are knocked off-line or are disabled. A BCTR backs up our customers’ trading operations in one of our secure data center facilities, right down to telephone services and multiple desktop monitors. BCTR offerings are protected with backup generators and uninterruptible power supply to guarantee reliability and deliver peace of mind. BCTR services are priced by size of capacity.

Sales and Marketing

Sales. We use a direct sales force and channel marketing program to market our offerings to global enterprises, content providers, financial companies, and mobile and network service providers. We organize our sales force by customer type, as well as by establishing a sales presence in diverse geographic regions, which enables efficient servicing of the customer base from a network of regional offices. In addition to our worldwide headquarters located in Silicon Valley, we have established an Asia-Pacific regional headquarters in Hong Kong and a European regional headquarters in Amsterdam. Our Americas sales offices are located in Ashburn, Bogota, Boston, Chicago, Los Angeles, Miami, New York, Rio de Janeiro, São Paulo, Silicon Valley, Tampa and Toronto. Our EMEA sales offices are located in Amsterdam, Barcelona, Dubai, Dublin, Dusseldorf, Enschede, Frankfurt, Geneva, Helsinki, Istanbul, Lisbon, London, Madrid, Manchester, Milan, Munich, Paris, Sofia, Stockholm, Warsaw and Zurich. Our Asia-Pacific sales offices are located in Beijing, Hong Kong, Jakarta, Osaka, Seoul, Shanghai, Singapore, Sydney, Melbourne and Tokyo.

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
The Equinix channel program adds an ecosystem of leading system integrators and service providers, from managed network to cloud services. They help our customers design and deploy the right cloud and IT solutions enterprises need to reach their customers, employees and supply chains. Our channel partners understand how to leverage and integrate the advantages of the Platform Equinix global footprint, high performance connectivity options and global supply-chain ecosystems to deliver solutions that precisely meet our customers’ performance, reliability and cost requirements.
Marketing. To support our sales efforts and to actively promote our brand in the Americas, Asia-Pacific and EMEA, we conduct comprehensive marketing programs. Our marketing strategies include active public relations and ongoing customer communications programs. Our marketing efforts are focused on major business and trade publications, online media outlets, industry events and sponsored activities. Our staff holds leadership positions in key networking organizations, and we participate in a variety of internet, enterprise IT, computer and financial industry conferences, placing our officers and employees in keynote speaking engagements at these conferences. We also regularly measure customer satisfaction levels and host key customer forums to ensure customer needs are understood and incorporated in product and service planning efforts. From a brand perspective, we build recognition through our website, external blog and social media channels by sponsoring or leading industry technical forums, by participating in internet industry standard-setting bodies and through advertising, paid social media and online campaigns. We continue to develop and host industry educational forums focused on peering technologies and practices for ISPs and content providers.
Our Competition
While a large number of enterprises own their own data centers, many others outsource some or all of their requirements to multi-tenant data center (MTDC) facilities, such as those operated by Equinix. We believe that the outsourcing trend is likely to accelerate in the coming years. The global MTDC market is highly fragmented. It is estimated that Equinix is one of more than 1,300 companies that provide MTDC offerings around the world, ranging in size from firms with a single data center in a single market to firms in over 20 markets. Equinix competes with these firms which vary in terms of their data center offerings, including:
Colocation Providers
Colocation data centers are a type of MTDC that can also be referred to as "retail" data center space. Typically, colocation data center space is offered on the basis of individual racks/cabinets or cages ranging from 500 to 10,000 square feet in size. Typical customers of colocation providers include:

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
Providers in addition to Equinix that offer colocation both globally and locally include firms such as AT&T, COLT and NTT.

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
Wholesale Data Center Providers
Wholesale data center providers lease data center space that is typically offered in cells or pods (i.e., individual white-space rooms) ranging in size from 10,000 to 20,000 square feet or larger. Wholesale data center offerings are targeted to both enterprises and colocation providers. These data centers primarily provide space and power without additional services like technicians, remote hands services or network monitoring (although other tenants might offer such services).
Sample wholesale data center providers include Digital Realty Trust, e-Shelter and Global Switch.
Managed Hosting Providers
Managed hosting services are provided by several firms that also provide data center colocation solutions. Typically, managed hosting providers can manage server hardware that is owned by either the hosting provider or the customer. They can also provide a combination of comprehensive systems administration, database administration and sometimes application management services. Frequently, this results in managed hosting providers "running" the customer’s servers, although such administration is frequently shared. The provider may manage such functions as operating systems, databases, security and patch management, while the customer will maintain management of the applications riding on top of those systems.
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
Employees
We had 7,273 employees as of December 31, 2017. We had 3,154 employees based in the Americas, 2,560 employees based in EMEA and 1,559 employees based in Asia-Pacific. Of those employees, 3,341 employees were in engineering and operations, 1,264 employees were in sales and marketing and 2,668 employees were in management, finance and administration.
Available Information
We were incorporated in Delaware in June 1998. We are required to file reports under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission ("SEC".) You may read and copy our materials on file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements and other information.
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
We have completed numerous acquisitions. We currently have acquisitions pending and expect to make additional acquisitions in the future. These may include (i) acquisitions of businesses, products, solutions or technologies that we believe to be complementary, (ii) acquisitions of new IBX data centers or real estate for development of new IBX data centers or (iii) acquisitions through investments in local data center operators. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, including:

•
the possible disruption of our ongoing business and diversion of management’s attention by acquisition, transition and integration activities, particularly when multiple acquisitions and integrations are occurring at the same time;

•	our potential inability to successfully pursue or realize some or all of the anticipated revenue opportunities associated with an acquisition or investment;

•	the possibility that we may not be able to successfully integrate acquired businesses, or businesses in which we invest, or achieve anticipated operating efficiencies or cost savings;

•	the possibility that announced acquisitions may not be completed, due to failure to satisfy the conditions to closing as a result of:

◦	an injunction, law or order that makes unlawful the consummation of the acquisition;

◦	inaccuracy or breach of the representations and warranties of, or the non-compliance with covenants by, either party;

◦	the nonreceipt of closing documents; or

◦	for other reasons;

•
the possibility that there could be a delay in the completion of an acquisition, which could, among other things, result in additional transaction costs, loss of revenue or other negative effects resulting from uncertainty about completion of the respective acquisition;

•	the dilution of our existing stockholders as a result of our issuing stock as consideration in a transaction or selling stock in order to fund the transaction;

•	the possibility of customer dissatisfaction if we are unable to achieve levels of quality and stability on par with past practices;

•
the possibility that we will be unable to retain relationships with key customers, landlords and/or suppliers of the acquired businesses, some of which may terminate their contracts with the acquired business as a result of the acquisition or which may attempt to negotiate changes in their current or future business relationships with us;

•	the possibility that we could lose key employees from the acquired businesses before integrating them;

•
the possibility that we may be unable to integrate or migrate IT systems, which could create a risk of errors or performance problems and could affect our ability to meet customer service level obligations;

•	the potential deterioration in our ability to access credit markets due to increased leverage;

•	the possibility that our customers may not accept either the existing equipment infrastructure or the "look-and-feel" of a new or different IBX data center;

•	the possibility that additional capital expenditures may be required or that transaction expenses associated with acquisitions may be higher than anticipated;

•	the possibility that required financing to fund an acquisition may not be available on acceptable terms or at all;

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

•
the possibility that we may not be able to prepare and issue our financial statements and other public filings in a timely and accurate manner, and/or maintain an effective control environment, due to the strain on the finance organization when multiple acquisitions and integrations are occurring at the same time;

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

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows. If an acquisition does not proceed or is materially delayed for any reason, the price of our common stock may be adversely impacted and we will not recognize the anticipated benefits of the acquisition.
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
There will be numerous challenges associated with the Verizon Data Center integration
On May 1, 2017, we acquired Verizon's colocation business (the "Business"), for a cash purchase price of approximately $3.6 billion. The success of the Verizon Data Center Acquisition will depend, in part, on our ability to successfully integrate the Verizon assets into our business, and realize the anticipated benefits, including synergies and cost savings, from the Verizon Data Center Acquisition. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected and the value of our common stock may be adversely affected.
We may encounter material challenges in connection with this ongoing integration process, including from, without limitation:

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
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of December 31, 2017, our total indebtedness (gross of debt issuance cost, debt discount, and debt premium) was approximately $10.2 billion, our stockholders’ equity was $6.8 billion and our cash, cash equivalents, and investments totaled $1.5 billion. In addition, as of December 31, 2017, we had approximately $1.9 billion of additional liquidity available to us from our $2.0 billion revolving credit facility. Some of our debt contains covenants which may limit our operating flexibility. In addition to our substantial debt, we lease a majority of our IBX data centers and certain equipment under non-cancellable lease agreements, some of which are accounted for as operating leases. As of December 31, 2017, our total minimum operating lease commitments under those lease agreements, excluding potential lease renewals, was approximately $1.9 billion, which represents off-balance sheet commitments.

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
Recent political developments related to the U.K.’s referendum on membership in the European Union (the "EU") could have a material adverse effect on our business.
We currently have IBX data centers and employees located in the UK and other European jurisdictions. A referendum was held on June 23, 2016 in the UK to determine whether it should remain in or leave the EU, the outcome of which was a vote in favor of leaving the EU (the "Brexit"). The Brexit has resulted in political and economic instability throughout Europe. There is considerable uncertainty surrounding the exit process, the extent of the UK’s future relationship with the EU, and the longer-term impact of the Brexit on economic conditions in the UK and in the EU. The ongoing instability and uncertainty surrounding the Brexit in the near term, and the final terms reached regarding the Brexit, could have an adverse impact on our business and employees in EMEA and could adversely affect our financial condition and results of operations.
If we cannot effectively manage our international operations, and successfully implement our international expansion plans, our revenues may not increase and our business and results of operations would be harmed.
For the years ended December 31, 2017, 2016 and 2015, we recognized approximately 55%, 57% and 49%, respectively, of our revenues outside the U.S. We currently operate outside of the U.S. in Asia-Pacific, Canada, EMEA and South America.

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
In addition, compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include the General Data Protection Regulation (GDPR) and other data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, economic and trade sanctions, U.S. laws such as the Foreign Corrupt Practices Act and local laws which also prohibit corrupt payments to governmental officials. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our offerings in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate and address these risks and manage these difficulties.
Economic and political uncertainty in developing markets could adversely affect our revenue and earnings.
We conduct business and are contemplating expansion in developing markets with economies and governments that tend to be more volatile than those in the U.S. and Western Europe. The risk of doing business in developing markets such as Brazil, China, Colombia, India, Indonesia, Russia, Turkey, the United Arab Emirates and other economically volatile areas could adversely affect our operations and earnings. Such risks include the financial instability among customers in these regions, political instability, fraud or corruption and other non-economic factors such as irregular trade flows that need to be managed successfully with the help of the local governments. In addition, commercial laws in some developing countries can be vague, inconsistently administered and retroactively applied. If we are deemed not to be in compliance with applicable laws in developing countries where we conduct business, our prospects and business in those countries could be harmed, which could then have a material adverse impact on our results of operations and financial position. Our failure to successfully manage economic, political and other risks relating to doing business in developing countries and economically and politically volatile areas could adversely affect our business.
Terrorist activity throughout the world and military action to counter terrorism could adversely impact our business.
The continued threat of terrorist activity and other acts of war or hostility contribute to a climate of political and economic uncertainty. Due to existing or developing circumstances, we may need to incur additional costs in the future to provide enhanced security, including cyber security, which could have a material adverse effect on our business and results of operations. These circumstances may also adversely affect our ability to attract and retain customers, our ability to raise capital and the operation and maintenance of our IBX data centers.

Sales or issuances of shares of our common stock may adversely affect the market price of our common stock.
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. In August 2017, we established an "at-the-market" stock offering program (the "ATM Program") through which we may, from time to time, issue and sell shares of our common stock having an aggregate gross sales price of up to $750.0 million to or through sales agents. We may also seek authorization to sell additional shares of common stock under the ATM Program once we have reached the $750.0 million limit which would lead to additional dilution for our stockholders. Please see Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for sales of our common stock under the ATM Program to date.
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
Announcements by us or others, or speculations about our future plans, may also have a significant impact on the market price of our common stock. These may relate to:

•	our operating results or forecasts;

•	new issuances of equity, debt or convertible debt by us, including through our ATM Program;

•	increases in market interest rates and changes in other general market and economic conditions, including inflationary concerns;

•	changes to our capital allocation, tax planning or business strategy;

•	our qualification for taxation as a REIT and our declaration of distributions to our stockholders;

•	changes in U.S. or foreign tax laws;

•	changes in management or key personnel;

•	developments in our relationships with customers;

•	announcements by our customers or competitors;

•	changes in regulatory policy or interpretation;

•	governmental investigations;

•	changes in the ratings of our debt or stock by rating agencies or securities analysts;

•	our purchase or development of real estate and/or additional IBX data centers;

•	our acquisitions of complementary businesses; or

•	the operational performance of our IBX data centers.
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
Our capital expenditures, together with ongoing operating expenses, obligations to service our debt and the cash outlays associated with our REIT distribution requirements, are, and will continue to be, a substantial burden on our cash flow and may decrease our cash balances. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. Our inability to obtain additional debt and/or equity financing or to generate sufficient cash from operations may require us to prioritize projects or curtail capital expenditures which could adversely affect our results of operations.

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
Although we currently undertake, and may decide in the future to further undertake, foreign exchange hedging transactions to reduce foreign currency transaction exposure, we do not currently intend to eliminate all foreign currency transaction exposure. In addition, REIT compliance rules may restrict our ability to enter into hedging transactions. Therefore, any weakness of the U.S. dollar may have a positive impact on our consolidated results of operations because the currencies in the foreign countries in which we operate may translate into more U.S. dollars. However, if the U.S. dollar strengthens relative to the currencies of the foreign countries in which we operate, our consolidated financial position and results of operations may be negatively impacted as amounts in foreign currencies will generally translate into fewer U.S. dollars. For additional information on foreign currency risk, refer to our discussion of foreign currency risk in "Quantitative and Qualitative Disclosures About Market Risk" included in Item 7A of this Annual Report on Form 10-K.
Changes in U.S. or foreign tax laws, regulations, or interpretations thereof, including changes to tax rates, may adversely affect our financial statements and cash taxes.
We are a U.S. company with global subsidiaries and are subject to income taxes in the U.S. (although currently limited due to our taxation as a REIT) and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. The U.S. government has also recently changed tax laws in the U.S. and the governments of many of the countries in which we operate are actively discussing changes to foreign tax laws. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no certainty that additional taxes will not be due upon audit of our tax returns or as a result of further changes to the tax laws and interpretations thereof. The nature and timing of any future changes to each jurisdiction’s tax laws and the impact on our future tax liabilities cannot be predicted with any accuracy but could materially and adversely impact our results of operations and financial position or cash flows.
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
A customer’s decision to purchase our offerings typically involves a significant commitment of resources. In addition, some customers will be reluctant to commit to locating in our IBX data centers until they are confident that the IBX data center has adequate carrier connections. As a result, we have a long sales cycle. Furthermore, we may devote significant time and resources to pursuing a particular sale or customer that does not result in revenues. We have also significantly expanded our sales force in recent years, and it will take time for these new hires to become fully productive.
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
Problems at one or more of our IBX data centers, whether or not within our control, could result in service interruptions or significant equipment damage. We have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage in our IBX data centers could result in difficulty maintaining service level commitments to these customers and potential claims related to such failures. Because our IBX data centers are critical to many of our customers’ businesses, service interruptions or significant equipment damage in our IBX data centers could also result in lost profits or other indirect or consequential damages to our customers. We cannot guarantee that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as a result of a problem at one of our IBX data centers and we may decide to reach settlements with affected customers irrespective of any such contractual limitations. Any such settlement may result in a reduction of revenue under U.S. generally accepted accounting principles ("GAAP"). In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results.
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
We have been investing heavily in our back office information technology systems and processes for a number of years and expect such investment to continue for the foreseeable future in support of our pursuit of global, scalable solutions across all geographies and functions that we operate in.  These continuing investments include: 1) ongoing improvements to the customer experience from initial quote to customer billing and our revenue recognition process; 2) integration of recently-acquired operations such as Bit-isle, Inc. ("Bit-isle"), Itconic and the Zenium data center onto our various information technology systems; and 3) implementation of new tools and technologies to either further streamline and automate processes, such as our fixed asset procure to disposal process, or to support our compliance with evolving U.S. GAAP, such as the new revenue accounting and leasing standards.  As a result of our continued work on these projects, we may experience difficulties with our systems, management distraction and significant business disruptions. For example, difficulties with our systems may interrupt our ability to accept and deliver customer orders and may adversely impact our overall financial operations, including our accounts payable, accounts receivables, general ledger, fixed assets, revenue recognition, close processes, internal financial controls and our ability to otherwise run and track our business. We may need to expend significant attention, time and resources to correct problems or find alternative sources for performing these functions. All of these changes to our financial systems also create an increased risk of deficiencies in our internal controls over financial reporting until such systems are stabilized. Such significant investments in our back office systems may take longer to complete and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and there is a risk of an impairment charge if we decide that portions of these projects will not ultimately benefit the company or are de-scoped. Finally, the collective impact of these changes to our business has placed significant demands on impacted employees across multiple functions, increasing the risk of errors and control deficiencies in our financial statements, distraction from the effective operation of our business and difficulty in attracting and retaining employees. Any such difficulties or disruptions may adversely affect our business and operating results.
Inadequate external and internal information, including budget and planning data, could prove to be inaccurate and lead to inaccurate financial forecasts and inappropriate financial decisions.
Our financial forecasts are dependent on estimates and assumptions including budget and planning data, market growth, foreign exchange rates, our ability to remain qualified for taxation as a REIT, and our ability to generate sufficient cash flow to reinvest in the business, fund internal growth, make acquisitions, pay dividends and meet our debt obligations. Our financial projections are based on historical experience and on various other assumptions that our management believes to be reasonable under the circumstances and at the time they are made. However, if our external and internal information is inadequate, our actual results may differ materially from our forecasts and cause us to make inappropriate financial decisions. Any material variation between our financial forecasts and our actual results may also adversely affect our future profitability, stock price and stockholder confidence.
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
Electricity is a material cost in connection with our business, and an increase in the cost of electricity could adversely affect us. The generators that provide electricity to our facilities are subject to environmental laws, regulations and permit requirements that are subject to material change, which could result in increases in generators’ compliance costs that may be passed through to us. Regulations recently promulgated by the U.S. EPA could limit air emissions from power plants, restrict discharges of cooling water, and otherwise impose new operational restraints on conventional power plants that could increase costs of electricity. In addition, we are directly subject to environmental, health and safety laws regulating air emissions, storm water management and other issues arising in our business. For example, our emergency generators are subject to state and federal regulations governing air pollutants, which could limit the operation of those generators or require the installation of new pollution control technologies. While environmental regulations do not normally impose material costs upon our operations, unexpected events, equipment malfunctions, human error and changes in law or regulations, among other factors, can lead to violations of environmental laws, regulations or permits, and to additional unexpected operational limitations or costs.
Regulation of greenhouse gas ("GHG") emissions could increase the cost of electricity by reducing amounts of electricity generated from fossil fuels, by requiring the use of more expensive generating methods or by imposing taxes or fees upon electricity generation or use. The U.S. EPA initially published a regulation in October 2015, called the "Clean Power Plan," that was intended to reduce GHG emissions from existing fossil fuel-fired power plants by 32 percent from 2005 levels by 2030. In October 2017, the EPA proposed to repeal that Clean Power Plan and replace it with another regulation that would address GHG emissions from fossil fuel-fired plant. The EPA has not yet issued a replacement regulation. While we do not expect these regulatory developments to materially increase our costs of electricity, the costs remain difficult to predict or estimate.
State regulations also have the potential to increase our costs of obtaining electricity. While GHG regulation at the federal level is unlikely in the near future, certain states, like California, also have issued or may enact environmental regulations that could materially affect our facilities and electricity costs. California has limited GHG emissions from new and existing conventional power plants by imposing regulatory caps and by selling or auctioning the rights to emission allowances. Washington, Oregon and Massachusetts have issued regulations to implement similar carbon cap and trade programs. Some other states limit carbon emissions through the Regional Greenhouse Gas Initiative ("RGGI") cap and trade program. State programs have not had a material adverse effect on our electricity costs to date, but due to the market-driven nature of some of the programs, could do so in the future. Such laws and regulations are also subject to change at any time.
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
If we are unable to recruit or retain qualified personnel, including a new CEO, our business could be harmed.
On January 19, 2018, our then President and Chief Executive Officer ("CEO"), Steve Smith, resigned from his positions at Equinix. Our Executive Chairman, Peter Van Camp, is serving as interim CEO. While we intend to find a permanent replacement for the CEO role, we cannot assure you that we will be able to secure such replacement in a timely manner. Even though we are confident in the interim leadership of Mr. Van Camp, any disruption resulting from Mr. Smith’s departure may adversely impact our customer relationships, employee morale and our business.
Additionally, we must continue to identify, hire, train and retain IT professionals, technical engineers, operations employees, and sales, marketing, finance and senior management personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required for our company to grow. There is a shortage of qualified personnel in these fields, and we compete with other companies for the limited pool of talent.
The failure to recruit and retain necessary personnel, including, but not limited to, a new CEO, could harm our business and our ability to grow our company.
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
Power outages, such as those relating to large storms, earthquakes, fires and tsunamis, could harm our customers and our business. We attempt to limit our exposure to system downtime by using backup generators and power supplies; however, we may not be able to limit our exposure entirely even with these protections in place. Some of our IBX data centers are located in leased buildings where, depending upon the lease requirements and number of tenants involved, we may or may not control some or all of the infrastructure including generators and fuel tanks. As a result, in the event of a power outage, we may be dependent upon the landlord, as well as the utility company, to restore the power.
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
Our most recent evaluation of our controls resulted in our conclusion that, as of December 31, 2017, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth, through, for example, the integration of Bit-isle, Telecity Group plc ("TelecityGroup") and the Verizon Data Center Acquisition, the adoption of new accounting principles and tax laws, and our overhaul of our back office systems that, for example, support the customer experience from initial quote to customer billing and our revenue recognition process, will require us to further develop our controls and reporting systems and implement or amend new or existing controls and reporting systems in those areas where the implementation and integration is still ongoing. All of these changes to our financial systems and the implementation and integration of acquisitions create an increased risk of deficiencies in our internal controls over financial reporting. If, in the future, our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.
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

•	the cost and availability of adequate public utilities, including power;

•	changes in employee stock-based compensation;

•	overall inflation;

•	increasing interest expense due to any increases in interest rates and/or potential additional debt financings;

•	changes in our tax planning strategies or failure to realize anticipated benefits from such strategies;

•	changes in income tax benefit or expense; and

•	changes in or new GAAP as periodically released by the Financial Accounting Standards Board ("FASB").
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
Our DSO may be negatively impacted by ongoing process and system upgrades which can impact our customer's experience in the short term, together with integrating recent acquisitions into our processes and systems, which may have a negative impact on our operating cash flows, liquidity and financial performance.
Our reported financial results may be adversely affected by changes in U.S. GAAP.
We prepare our consolidated financial statements in conformity with U.S. GAAP. A change in these principles can have a significant effect on our reported financial position and financial results. In addition, the adoption of new or revised accounting principles may require that we make changes to our systems, processes and controls. For example, we are currently in the process of evaluating the newly issued accounting standards for revenue recognition and leasing, which could have a significant effect on our reported financial results, cause unexpected financial reporting fluctuations or require us to make costly changes to our operational processes and accounting systems upon or following the adoption of these standards. For additional information regarding the accounting standard updates, see "Accounting Standards Not Yet Adopted" and "Accounting Standards Adopted" sections of Note 1 of Notes in Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
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
As of December 31, 2017, our retained earnings were $252.7 million. Although we have generated net income for each fiscal year since 2008, except for the year ended December 31, 2014, we are currently investing heavily in our future growth through the build out of multiple additional IBX data centers and IBX data center expansions as well as acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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
Additionally, government contracts often have unique terms and conditions, such as most favored customer obligations, and are generally subject to audits and investigations which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.
Because we depend on the development and growth of a balanced customer base, including key magnet customers, failure to attract, grow and retain this base of customers could harm our business and operating results.
Our ability to maximize revenues depends on our ability to develop and grow a balanced customer base, consisting of a variety of companies, including enterprises, cloud, digital content and financial companies, and network service providers. We consider certain of these customers to be key magnets in that they draw in other customers. The more balanced the customer base within each IBX data center, the better we will be able to generate significant interconnection revenues, which in turn increases our overall revenues. Our ability to attract customers to our IBX data centers will depend on a variety of factors, including the presence of multiple carriers, the mix of our offerings, the overall mix of customers, the presence of key customers attracting business through vertical market ecosystems, the IBX data center’s operating reliability and security and our ability to effectively market our offerings. However, some of our customers may face competitive pressures and may ultimately not be successful or may be consolidated through merger or acquisition. If these customers do not continue to use our IBX data centers it may be disruptive to our business. Finally, the uncertain global economic climate may harm our ability to attract and retain customers if customers slow spending, or delay decision-making on our offerings, or if customers begin to have difficulty paying us and we experience increased churn in our customer base. Any of these factors may hinder the development, growth and retention of a balanced customer base and adversely affect our business, financial condition and results of operations.
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
Various laws and governmental regulations, both in the U.S. and abroad, governing internet-related services, related communications services and information technologies remain largely unsettled, even in areas where there has been some legislative action. For example, the Federal Communications Commission ("FCC") recently overturned network neutrality rules, which may result in material changes in the regulations and contribution regime affecting us and our customers. Furthermore, the U.S. Congress and state legislatures are reviewing and considering changes to the new FCC rules making the future of network neutrality and its impact on Equinix uncertain. There may also be forthcoming regulation in the U.S. in the areas of cybersecurity, data privacy and data security, any of which could impact Equinix and our customers. Similarly, data privacy regulations outside of the U.S. continue to evolve and must be addressed by Equinix as a global company.
Likewise, as part of a review of the current equity market structure, the Securities and Exchange Commission and the Commodity Futures Trading Commission ("CFTC") have both sought comments regarding the regulation of independent data centers, such as us, which provide colocation for financial markets and exchanges. In the past, the CFTC has also considered regulation of companies that use automated and high-frequency trading systems. Any such regulation may ultimately affect our provision of offerings.
We remain focused on whether and how existing and changing laws, such as those governing intellectual property, privacy, libel, telecommunications services, data flows/data localization and taxation apply to the internet and to related offerings such as ours; and substantial resources may be required to comply with regulations or bring any non-compliant business practices into compliance with such regulations. In addition, the continuing development of the market for online commerce and the displacement of traditional telephony service by the internet and related communications services may prompt an increased call for more stringent consumer protection laws or other regulation both in the U.S. and abroad that may impose additional burdens on companies conducting business online and their service providers.
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
We have elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our 2015 taxable year. We believe that our organization and method of operation comply with the rules and regulations promulgated under the Internal Revenue Code of 1986, as amended (the "Code"), such that we will continue to qualify for taxation as a REIT. However, we cannot assure you that we have qualified for taxation as a REIT or that we will remain so qualified. Qualification for taxation as a REIT involves the application of highly technical and complex provisions of the Code to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of applicable REIT provisions.
If, in any taxable year, we fail to remain qualified for taxation as a REIT and are not entitled to relief under the Code:

•	we will not be allowed a deduction for distributions to stockholders in computing our taxable income;

•	we will be subject to federal and state income tax on our taxable income at regular corporate income tax rates; and

•	we would not be eligible to elect REIT status again until the fifth taxable year that begins after the first year for which we failed to qualify for taxation as a REIT.
Any such corporate tax liability could be substantial and would reduce the amount of cash available for other purposes. If we fail to remain qualified for taxation as a REIT, we may need to borrow additional funds or liquidate some investments to pay any additional tax liability. Accordingly, funds available for investment and distributions to stockholders could be reduced.

As a REIT, failure to make required distributions would subject us to federal corporate income tax.
We paid quarterly distributions in 2017. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the creation of reserves or required debt service or amortization payments.
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
We may be required to borrow funds, sell assets or raise equity to satisfy our REIT distribution requirements.
Due to the size and timing of future distributions, including any distributions made to satisfy REIT distribution requirements, we may need to borrow funds, sell assets or raise equity, even if the then-prevailing market conditions are not favorable for these borrowings, sales or offerings.
Any insufficiency of our cash flows to cover our REIT distribution requirements could adversely impact our ability to raise short- and long-term debt, to sell assets, or to offer equity securities in order to fund distributions required to maintain our qualification and taxation as a REIT. Furthermore, the REIT distribution requirements may increase the financing we need to fund capital expenditures, future growth and expansion initiatives. This would increase our indebtedness. A significant increase in our outstanding debt could lead to a downgrade of our credit rating. A downgrade of our credit rating could negatively impact our ability to access credit markets. Further, certain of our current debt instruments limit the amount of indebtedness we and our subsidiaries may incur. Significantly more financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness. For a discussion of risks related to our substantial level of indebtedness, see other risks described elsewhere in this Form 10-K.
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
Complying with REIT requirements may limit our flexibility or cause us to forgo otherwise attractive opportunities.
To remain qualified for taxation as a REIT for U.S. federal income tax purposes, we must satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets and the amounts we distribute to our stockholders. For example, under the Code, no more than 20% of the value of the assets of a REIT may be represented by securities of one or more TRSs. Similar rules apply to other nonqualifying assets. These limitations may affect our ability to make large investments in other non-REIT qualifying operations or assets. In addition, in order to maintain our qualification for taxation as a REIT, we must distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. Even if we maintain our qualification for taxation as a REIT, we will be subject to U.S. federal income tax at regular corporate income tax rates for our undistributed REIT taxable income, as well as U.S. federal income tax at regular corporate income tax rates for income recognized by our TRSs. Because of these distribution requirements, we will likely not be able to fund future capital needs and investments from operating cash flow. As such, compliance with REIT tests may hinder our ability to make certain attractive investments, including the purchase of significant nonqualifying assets and the material expansion of non-real estate activities.

Our ability to fully deduct our interest expense may be limited, or we may be required to adjust the tax depreciation of our real property in order to maintain the full deductibility of our interest expense.
December 2017 amendments to the Code limit interest deductions for businesses, whether in corporate or passthrough form, to the sum of the taxpayer’s business interest income for the tax year and 30% of the taxpayer’s adjusted taxable income for that tax year. This limitation does not apply to an "electing real property trade or business". We have not yet determined whether we or any of our subsidiaries will elect out of the new interest expense limitation or whether each of our subsidiaries is eligible to elect out, although legislative history indicates that a real property trade or business includes a trade or business conducted by a corporation or a REIT. Depreciable real property (including specified improvements) held by electing real property trades or businesses must be depreciated for U.S. federal income tax purposes under the alternative depreciation system of the Code, which generally imposes a class life for depreciable real property as long as forty years.
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
Our operations include an extensive use of TRSs. The net income of our TRSs is not required to be distributed to us, and income that is not distributed to us generally is not subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes (1) the fair market value of our securities in our TRSs to exceed 20% of the fair market value of our assets or (2) the fair market value of our securities in our TRSs and other nonqualifying assets to exceed 25% of the fair market value of our assets, then we will fail to remain qualified for taxation as a REIT. Further, a substantial portion of our TRSs are overseas, and a material change in foreign currency rates could also negatively impact our ability to remain qualified for taxation as a REIT.
December 2017 amendments to the Code have imposed limitations on the ability of our TRSs to utilize specified income tax deductions, including limits on the use of net operating losses and limits on the deductibility of interest expense. Further, these amendments made substantial changes to the taxation of international income. Some of these changes did not contemplate unintended consequences of such reforms on REITs with global operations, and we may be required to recognize income on account of the activities of our foreign TRSs that may not be treated as qualifying income for purposes of the REIT gross income tests that we are required to satisfy.
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
Even if we remain qualified for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and assets, taxes on any undistributed income, and state, local or foreign income, franchise, property and transfer taxes.

In addition, we could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain our qualification for taxation as a REIT.
A portion of our business is conducted through wholly-owned TRSs because certain of our business activities could generate nonqualifying REIT income as currently structured and operated. The income of our U.S. TRSs will continue to be subject to federal and state corporate income taxes. In addition, our international assets and operations will continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted. Any of these taxes would decrease our earnings and our available cash.
We will also be subject to a federal corporate level income tax at the highest regular corporate income tax rate (21%, effective January 1, 2018) on gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as (i) an asset that we held as of the effective date of our REIT election, that is, January 1, 2015, or (ii) an asset that we or our qualified REIT subsidiaries ("QRSs") hold following the liquidation or other conversion of a former TRS). This 21% tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset (e.g., January 1, 2015 in the case of REIT assets we held at the time of our REIT conversion), to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset.
In addition, the U.S. Internal Revenue Service ("IRS") and any state or local tax authority may successfully assert liabilities against us for corporate income taxes for our pre-REIT period, in which case we will owe these taxes plus applicable interest and penalties, if any. Moreover, any increase in taxable income for these pre-REIT periods will likely result in an increase in pre-REIT accumulated earnings and profits, which could cause us to pay an additional taxable distribution to our stockholders and an interest penalty to the IRS after the relevant determination.
Restrictive loan covenants could prevent us from satisfying REIT distribution requirements.
Restrictions in our credit facility and our indentures may prevent us from satisfying our REIT distribution requirements, and we could fail to remain qualified for taxation as a REIT. If these limits do not jeopardize our qualification for taxation as a REIT but nevertheless prevent us from distributing 100% of our REIT taxable income, we would be subject to federal corporate income tax, and potentially a nondeductible excise tax, on the retained amounts. See see other risks described elsewhere in this Form 10-K for further information on our restrictive loan covenants.
Complying with REIT requirements may limit our ability to hedge effectively and increase the cost of our hedging, and may cause us to incur tax liabilities.
The REIT provisions of the Code limit our ability to hedge assets, liabilities, revenues and expenses. Generally, income from hedging transactions that we enter into to manage risk of interest rate changes or fluctuations with respect to borrowings made or to be made by us to acquire or carry real estate assets and income from certain currency hedging transactions related to our non-U.S. operations, as well as income from qualifying counteracting hedges, do not constitute "gross income" for purposes of the REIT gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as nonqualifying income for purposes of the REIT gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through our TRSs, which we presently do. This increases the cost of our hedging activities because our TRSs are subject to tax on income or gains resulting from hedges entered into by them and may expose us to greater risks associated with changes in interest rates or exchange rates than we would otherwise want to bear. In addition, hedging losses in any of our TRSs may not provide any tax benefit, except for being carried forward for possible use against future income or gain in the TRSs.
Distributions payable by REITs generally do not qualify for preferential tax rates.
Dividends payable by U.S. corporations to noncorporate stockholders, such as individuals, trusts and estates, are generally eligible for reduced U.S. federal income tax rates applicable to "qualified dividends." Distributions paid by REITs generally are not treated as "qualified dividends" under the Code, and the reduced rates applicable to such dividends do not generally apply. However, for tax years beginning after 2017 and before 2026, REIT dividends paid to noncorporate stockholders are generally taxed at an effective tax rate lower than applicable ordinary income tax rates due to the availability of a deduction under the Code for specified forms of income from passthrough entities. More favorable rates will nevertheless continue to apply to regular corporate "qualified" dividends, which may cause some investors to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of our common stock.

Our certificate of incorporation contains restrictions on the ownership and transfer of our stock, though they may not be successful in preserving our qualification for taxation as a REIT.
In order for us to remain qualified for taxation as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the first year for which we elected to be taxed as a REIT. In addition, rents from "affiliated tenants" will not qualify as qualifying REIT income if we own 10% or more by vote or value of the customer, whether directly or after application of attribution rules under the Code. Subject to certain exceptions, our certificate of incorporation prohibits any stockholder from owning, beneficially or constructively, more than (i) 9.8% in value of the outstanding shares of all classes or series of our capital stock or (ii) 9.8% in value or number, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. We refer to these restrictions collectively as the "ownership limits" and we included them in our certificate of incorporation to facilitate our compliance with REIT tax rules. The constructive ownership rules under the Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding common stock (or the outstanding shares of any class or series of our stock) by an individual or entity could cause that individual or entity or another individual or entity to own constructively in excess of the relevant ownership limits. Any attempt to own or transfer shares of our common stock or of any of our other capital stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void. Even though our certificate of incorporation contains the ownership limits, there can be no assurance that these provisions will be effective to prevent our qualification for taxation as a REIT from being jeopardized, including under the affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce the ownership limits. If the restrictions in our certificate of incorporation are not effective and, as a result, we fail to satisfy the REIT tax rules described above, then absent an applicable relief provision, we will fail to remain qualified for taxation as a REIT.
In addition, the ownership and transfer restrictions could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stock or otherwise be in the best interest of our stockholders. As a result, the overall effect of the ownership and transfer restrictions may be to render more difficult or discourage any attempt to acquire us, even if such acquisition may be favorable to the interests of our stockholders.
Legislative or other actions affecting REITs could have a negative effect on us or our stockholders.
At any time, the federal or state income tax laws governing REITs, or the administrative interpretations of those laws, may be amended. Federal and state tax laws are constantly under review by persons involved in the legislative process, the IRS, the U.S. Department of the Treasury and state taxing authorities. Changes to the tax laws, regulations and administrative interpretations, which may have retroactive application, could adversely affect us. In addition, some of these changes could have a more significant impact on us as compared to other REITs due to the nature of our business and our substantial use of TRSs, particularly non-U.S. TRSs.
In addition, December 2017 legislation has made substantial changes to the Code, particularly as it relates to the taxation of both corporate income and international income. Among those changes are a significant permanent reduction in the generally applicable corporate income tax rate, changes in the taxation of individuals and other noncorporate taxpayers that generally reduce their taxes on a temporary basis subject to "sunset" provisions, the elimination or modification of various deductions (including substantial limitation of the deduction for personal state and local taxes imposed on individuals), and preferential taxation of income derived by individuals from passthrough entities in comparison to earnings received directly by individuals. This legislation also imposes additional limitations on the deduction of net operating losses, which may in the future cause us to make additional distributions that will be taxable to our stockholders to the extent of our current or accumulated earnings and profits in order to comply with the REIT distribution requirements. The effect of these and other changes made in this legislation is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of properties owned by us. Furthermore, many of the provisions of the new law will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us or our stockholders. It is also possible that there will be technical corrections legislation proposed with respect to the new law, the effect of which cannot be predicted and may be adverse to us or our stockholders. Our stockholders are encouraged to consult with their tax advisors about the potential effects that changes in law may have on them and their ownership of our common stock.
We could incur adverse tax consequences if we fail to integrate an acquisition target in compliance with the requirements to qualify for taxation as a REIT.
We periodically explore and occasionally consummate merger and acquisition transactions. When we consummate these transactions, we structure the acquisition to successfully manage the REIT income, asset, and distribution tests that we must satisfy. We believe that we have and will in the future successfully integrate our acquisition targets in a manner that has and will allow us to timely satisfy the REIT tests applicable to us, but if we failed or in the future fail to do so, then we could jeopardize or lose our qualification for taxation as a REIT, particularly if we were not eligible to utilize relief provisions set forth in the Code.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
There is no disclosure to report pursuant to Item 1B.

ITEM 2.	PROPERTIES
Our executive offices are located in Redwood City, California, and we also have sales offices in several cities throughout the U.S. Our Asia-Pacific headquarters office is located in Hong Kong and we also have office space in Shanghai, China; Singapore; Tokyo, Japan; and Sydney, Australia. Our EMEA headquarters office is located in Amsterdam, the Netherlands and our regional sales offices in EMEA are based in our IBX data centers in EMEA. We have entered into leases for certain of our IBX data centers. In the Americas region: Rio de Janeiro and Sao Paulo, Brazil; Toronto, Canada; Atlanta, Georgia; Boston, Massachusetts; Chicago, Illinois; Dallas, Texas; Washington D.C. and Ashburn, Virginia; Denver, Colorado; Miami, Florida; New York, New York; Philadelphia, Pennsylvania; Seattle, Washington; Silicon Valley and Los Angeles, California; and Bogota, Colombia. In the Asia-Pacific region: Hong Kong and Shanghai, China; Singapore; Sydney, Australia; and Tokyo and Osaka, Japan. In the EMEA region: Paris, France; Frankfurt and Munich, Germany; Amsterdam and East Netherlands, the Netherlands; Geneva and Zurich, Switzerland; Dubai and Abu Dhabi, U.A.E.; London and Manchester, United Kingdom; Helsinki, Finland; Dublin, Ireland; Milan, Italy; Stockholm, Sweden; Istanbul, Turkey; Warsaw, Poland; and Barcelona, Madrid, and Seville, Spain. We own certain of our IBX data centers. In the Americas region: Chicago, Illinois; Washington D.C., Ashburn and Culpeper, Virginia; Silicon Valley and Los Angeles, California; Rio de Janeiro and Sao Paulo, Brazil; Atlanta, Georgia; Boston, Massachusetts; Dallas and Houston, Texas; Denver, Colorado; Miami, Florida; New York, New York; Seattle, Washington. In the Asia-Pacific region: Shanghai, China; Tokyo, Japan; and Melbourne and Sydney, Australia. In the EMEA region: Paris, France; Frankfurt and Dusseldorf, Germany; London, United Kingdom; Amsterdam, the Netherlands; Dublin, Ireland; Sofia, Bulgaria; Istanbul, Turkey; Milan, Italy; Helsinki, Finland; Lisbon, Portugal
The following table presents an overview of our portfolio of IBX data centers as of December 31, 2017:

	# of IBXs	Total Cabinet Capacity (1)	Cabinets Billed	Cabinet Utilization % (2)	MRR per Cabinet (3)
Americas	87	96,300	78,900	82%	$2,371
EMEA	73	101,900	83,200	82%	1,342
Asia-Pacific	30	44,400	33,000	74%	2,007
Total	190	242,600	195,100
_________________________

(1)
Cabinets represent a specific amount of space within an IBX data center. Customers can combine and use multiple adjacent cabinets within an IBX data center, depending on their space requirements. Includes Verizon but excludes Itconic and IS2.

(2)
The cabinet utilization rate represents the percentage of cabinet space billing versus total cabinet capacity, taking into consideration power limitations. Includes data center assets acquired from Verizon but excludes data center assets acquired from Zenium and Itconic

(3)
MRR per cabinet represents average monthly recurring revenue recognized during the year divided by the average number of cabinets billing during the year.  Bit-isle Managed Infrastructure Services, Brazil, Colombia, the data centers acquired from Zenium and Itconic and the impact of embedded derivatives are excluded from MRR per cabinet calculations.

The following table presents a summary of our significant IBX data center expansion projects under construction as of December 31, 2017:

Property	Property Location	Target Open Date	Sellable Cabinets	Total Capex (in Millions)
Americas:
CH3 phase IV	Chicago	Q1 2018	715	$67
RJ2 phase III	Rio de Janeiro	Q1 2018	500	22
DE2 phase II	Denver	Q2 2018	475	28
CU4 phase II	Culpeper	Q3 2018	775	34
HO1 phase II	Houston	Q3 2018	600	31
MI1 phase II	Miami	Q3 2018	1,100	59
SP4 phase II	São Paulo	Q3 2018	450	15
DC12 phase II	Ashburn	Q4 2018	1,500	54
SV10 phase II	San Jose	Q4 2018	1,900	85
SP3 phase II	São Paulo	Q4 2018	950	41
			8,965	436
EMEA:
LD10 phase II	London	Q1 2018	1,420	63
PA4 phase IV	Paris	Q1 2018	1,045	36
AM2 phase III	Amsterdam	Q2 2018	400	15
FR5 phase III	Frankfurt	Q2 2018	550	13
FR6 phase II	Frankfurt	Q3 2018	1,325	37
SK2 phase VI	Stockholm	Q3 2018	550	35
AM7 phase II	Amsterdam	Q4 2018	925	55
FR2 phase VI	Frankfurt	Q4 2018	1,250	103
LD4 phase II	London	Q4 2018	1,075	39
LD9 phase V	London	Q4 2018	1,550	72
PA8 phase I	Paris	Q4 2018	875	73
SO2 phase I	Sofia	Q4 2018	350	19
FR5 phase IV	Frankfurt	Q1 2019	350	25
LD7 phase I	London	Q2 2019	1,775	120
LD10 phase III	London	Q2 2019	1,375	45
			14,815	750
Asia-Pacific:
OS1 phase IV	Osaka	Q1 2018	500	10
SH6 phase I	Shanghai	Q3 2018	400	31
ME1 phase III	Melbourne	Q3 2018	375	10
SG3 phase III	Singapore	Q3 2018	2,875	78
HK2 phase V	Hong Kong	Q4 2018	925	41
			5,075	170
Total			28,855	$1,356
ITEM 3.    LEGAL PROCEEDINGS
None.
ITEM 4.    MINE SAFETY DISCLOSURE
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is quoted on the NASDAQ Global Select Market under the symbol of "EQIX." Our common stock began trading in August 2000. The following table sets forth on a per share basis the low and high closing prices of our common stock as reported by the NASDAQ Global Select Market during the last two years.

	Low	High
Fiscal 2017
Fourth Fiscal Quarter	$442.28	$492.98
Third Fiscal Quarter	418.43	474.42
Second Fiscal Quarter	399.11	444.97
First Fiscal Quarter	358.72	400.37
	Low	High
Fiscal 2016
Fourth Fiscal Quarter	$325.05	$373.22
Third Fiscal Quarter	355.01	389.45
Second Fiscal Quarter	319.89	387.73
First Fiscal Quarter	265.05	330.71
As of January 31, 2018, we had 79,122,300 shares of our common stock outstanding held by approximately 280 registered holders. During the years ended December 31, 2017 and 2016, we did not issue or sell any securities on an unregistered basis.
Dividends and Special Distributions
In September 2015, our Board of Directors declared a special distribution of $627.0 million, or approximately $10.95 per share (the "2015 Special Distribution"), to our common stockholders. The 2015 Special Distribution was paid on November 10, 2015 to our common stockholders of record as of the close of business on October 8, 2015. Common stockholders had the option to elect to receive payment of the 2015 Special Distribution in the form of stock or cash, with the total cash payment to all stockholders limited to no more than 20% of the total distribution. The number of shares distributed was determined based upon common stockholder elections and the average closing price of our common stock on the three trading days commencing on November 3, 2015 or $297.03 per share. As such, we issued 1.7 million shares of our common stock and paid $125.5 million in connection with the 2015 Special Distribution.
In connection with our conversion to a REIT effective January 1, 2015, we began paying quarterly dividends in 2015. On each of February 19, May 7, July 29, and October 28, 2015, our Board of Directors declared a quarterly cash dividend of $1.69 per share. On each of February 18, May 4, August 3 and November 2, 2016, our Board of Directors declared a quarterly cash dividend of $1.75 per share. On each of February 15, April 26, August 2 and November 1, 2017, our Board of Directors declared a quarterly cash dividend of $2.00 per share. We expect to continue to pay regular cash dividends in order to satisfy the required REIT tests to remain qualified for taxation as a REIT for US federal income tax purposes. For additional information, see "Dividends" in Note 11 of our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Tax Treatment of Distributions
For Federal income tax purposes, distributions to stockholders are treated as ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2017 and 2016, the dividends and special distributions we paid were classified as follows:

Record Date	Payment Date	Total Distribution	Nonqualified Ordinary Dividend	Qualified Ordinary Dividend	Return of Capital
		(per share)
Fiscal 2017
2/27/2017	3/22/2017	$2.000000	$2.000000	$—	$—
5/24/2017	6/21/2017	2.000000	2.000000	—	—
8/23/2017	9/20/2017	2.000000	2.000000	—	—
11/15/2017	12/13/2017	2.000000	2.000000	—	—
Total		$8.000000	$8.000000	$—	$—

Fiscal 2016
3/9/2016	3/23/2016	$1.750000	$1.231334	$0.518666	$—
5/25/2016	6/15/2016	1.750000	1.231334	0.518666	—
8/24/2016	9/14/2016	1.750000	1.231334	0.518666	—
11/16/2016	12/14/2016	1.750000	1.231334	0.518666	—
Total		$7.000000	$4.925336	$2.074664	$—
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on Equinix’s common stock between December 31, 2012 and December 31, 2017 with the cumulative total return of (i) the S&P 500 Index, (ii) the NASDAQ Composite Index and (iii) the FTSE NAREIT All REITs Index. The graph assumes the investment of $100.00 on December 31, 2012 in Equinix’s common stock and in each index, and assumes the reinvestment of dividends, if any.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

ITEM 6.    SELECTED FINANCIAL DATA
The following consolidated statement of operations data for the five years ended December 31, 2017 and the consolidated balance sheet data as of December 31, 2017, 2016, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements and the related notes. Our historical results are not necessarily indicative of the results to be expected for future periods. The following selected consolidated financial data for the five years ended December 31, 2017 and as of December 31, 2017, 2016, 2015, 2014 and 2013, should be read in conjunction with our audited consolidated financial statements and the related notes in Item 8 of this Annual Report on Form 10-K and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K. We completed acquisitions of the Zenium data center business in Istanbul and Itconic in October 2017, certain colocation business from Verizon in May 2017, the IO Acquisition in February 2017, certain Paris IBX data centers in August 2016 (the "Paris IBX Data Center Acquisition"), Telecity Group plc in January 2016, Bit-isle in November 2015 and Nimbo Technologies Inc. ("Nimbo") in January 2015. We also completed the acquisition of the 100% controlling equity interest in ALOG Data Centers do Brasil S.A. ("ALOG") in July 2014 and we acquired the Frankfurt Kleyer 90 carrier hotel in October 2013. We sold solar power assets of Bit-isle in November 2016 and eight of our IBX data centers located in the U.K., the Netherlands and Germany in July 2016. For further information on our acquisitions and divestitures during the three years ended December 31, 2017, refer to Note 2, Note 4 and Note 5 of our Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except per share data)
Revenues	$4,368,428	$3,611,989	$2,725,867	$2,443,776	$2,152,766
Costs and operating expenses:
Cost of revenues	2,193,149	1,820,870	1,291,506	1,197,885	1,064,403
Sales and marketing	581,724	438,742	332,012	296,103	246,623
General and administrative	745,906	694,561	493,284	438,016	374,790
Restructuring reversals	—	—	—	—	(4,837)
Acquisition costs	38,635	64,195	41,723	2,506	10,855
Impairment charges	—	7,698	—	—	—
Gain on asset sales	—	(32,816)	—	—	—
Total costs and operating expenses	3,559,414	2,993,250	2,158,525	1,934,510	1,691,834
Income from operations	809,014	618,739	567,342	509,266	460,932
Interest income	13,075	3,476	3,581	2,891	3,387
Interest expense	(478,698)	(392,156)	(299,055)	(270,553)	(248,792)
Other income (expense)	9,213	(57,924)	(60,581)	119	5,253
Loss on debt extinguishment	(65,772)	(12,276)	(289)	(156,990)	(108,501)
Income from continuing operations before income taxes	286,832	159,859	210,998	84,733	112,279
Income tax expense (1)	(53,850)	(45,451)	(23,224)	(345,459)	(16,156)
Net income (loss) from continuing operations	232,982	114,408	187,774	(260,726)	96,123
Net income from discontinued operations, net of tax	—	12,392	—	—	—
Net income (loss)	232,982	126,800	187,774	(260,726)	96,123
Net (income) loss attributable to non-controlling interest	—	—	—	1,179	(1,438)
Net income (loss) attributable to Equinix	$232,982	$126,800	$187,774	$(259,547)	$94,685

Earnings per share ("EPS") attributable to Equinix:
Basic EPS from continuing operations	$3.03	$1.63	$3.25	$(4.96)	$1.92
Basic EPS from discontinued operations	—	0.18	—	—	—
Basic EPS	$3.03	$1.81	$3.25	$(4.96)	$1.92
Weighted-average shares	76,854	70,117	57,790	52,359	49,438
Diluted EPS from continuing operations	$3.00	$1.62	$3.21	$(4.96)	$1.89
Diluted EPS from discontinued operations	—	0.17	—	—	—
Diluted EPS	$3.00	$1.79	$3.21	$(4.96)	$1.89
Weighted-average shares	77,535	70,816	58,483	52,359	50,116
Dividends per share (2)	$8.00	$7.00	$17.71	$7.57	$—
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

(2)
During the year ended December 31, 2015, we paid $10.95 per share of special distribution and $6.76 per share of quarterly cash dividend. During the year ended December 31, 2014, we paid $7.57 per share of special distribution.

	Years Ended December 31,
	2017	2016	2015	2014	2013
Other Financial Data: (1) (2)	(in thousands)
Net cash provided by operating activities	$1,439,233	$1,019,353	$894,823	$709,002	$604,608
Net cash used in investing activities	(5,400,826)	(2,045,668)	(637,797)	(437,443)	(1,169,313)
Net cash provided by (used in) financing activities	4,607,860	(897,065)	1,873,152	87,819	574,907
_________________________

(1)
For a discussion of our primary non-GAAP financial metrics, see our non-GAAP financial measures discussion in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K.

(2)
These cash flow line items for the years ended December 31, 2016, 2015 and 2014 have been modified to reflect the adoption of ASU 2016-18 and ASU 2016-09. See Note 1 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion.

	As of December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:	(in thousands)
Cash, cash equivalents and short-term and long-term investments	$1,450,031	$761,927	$2,246,297	$1,140,751	$1,030,092
Accounts receivable, net	576,313	396,245	291,964	262,570	184,840
Property, plant and equipment, net	9,394,602	7,199,210	5,606,436	4,998,270	4,591,650
Total assets (1)	18,691,457	12,608,371	10,356,695	7,781,978	7,457,039
Capital lease and other financing obligations, excluding current portion	1,620,256	1,410,742	1,287,139	1,168,042	914,032
Mortgage and loans payable, excluding current portion (1)	1,393,118	1,369,087	472,769	532,809	197,172
Senior notes (1)	6,923,849	3,810,770	3,804,634	2,717,046	2,220,911
Convertible debt, excluding current portion (1)	—	—	—	145,229	720,499
Redeemable non-controlling interests	—	—	—	—	123,902
Total stockholders' equity	6,849,790	4,365,829	2,745,386	2,270,131	2,459,064
_________________________

(1)
The company adopted ASU 2015-03 during the year ended December 31, 2015. As a result, debt issuance costs of $35.5 million and $35.3 million were reclassified from other assets to debt as of December 31, 2014 and 2013, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following commentary should be read in conjunction with the financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in "Liquidity and Capital Resources" and "Risk Factors" elsewhere in this Annual Report on Form 10-K. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements.
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

In February 2018, as more fully described in Note 17 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we entered into an agreement to acquire the Infomart Dallas, including its operations and tenants, from ASB Real Estate Investments. At the closing, we will deliver $31.0 million in cash, subject to customary adjustments, and will issue $750.0 million aggregate principal amount of 5.000% senior unsecured notes. The transaction is expected to close in mid-2018, subject to satisfaction of closing conditions. We will account for this transaction as a business combination using the acquisition method of accounting.
In December 2017, as more fully described in Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we entered into a transaction agreement to acquire the Metronode group of companies, for a cash purchase price of A$1.035 billion, or approximately $791.2 million at the exchange rate in effect on December 15, 2017. The transaction is expected to close in the first half of 2018. We will account for this transaction as a business combination using the acquisition method of accounting.
In December 2017, as more fully described in Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we issued €1,000.0 million in aggregate principal amount of 2.875% senior notes due February 1, 2026 (the "2026 Euro Senior Notes"), or approximately $1,179.0 million in U.S. dollars, at the exchange rate in effect on December 12, 2017, and recorded debt issuance costs of $15.7 million. We also entered into a credit agreement in the aggregate principal amount of approximately $3,000.0 million ("Senior Credit Facility"), comprised of a $2,000.0 million senior unsecured multi-currency revolving credit facility ("Revolving Facility") and an approximately $1,000.0 million senior unsecured multi-currency term loan facility, with maturity date of December 12, 2022 ("Term Loan Facility"). We borrowed £500.0 million and SEK 2,800.0 million under the term loan facility on December 12, 2017, or approximately $997.1 million at the exchange rate in effect on that date. With the proceeds from the issuance of the 2026 Euro Senior Notes and borrowings under the Term Loan Facility and cash on hand, we terminated and prepaid in full the amounts outstanding under the senior secured credit facility we entered in 2014 (the "2014 Senior Credit Facility"). As a result, we recognized a loss on debt extinguishment of $22.5 million during the fourth quarter of 2017.
In October 2017, as more fully described in Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we acquired Itconic, with 5 data centers in Spain and Portugal, for a cash purchase price of approximately €220.5 million, or $259.1 million at the exchange rate in effect on October 9, 2017 (the "Itconic Acquisition"). The Itconic Acquisition was accounted for using the acquisition method. The valuation and purchase accounting of this acquisition have not yet been finalized as of December 31, 2017.

In October 2017, as more fully described in Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we acquired the Zenium data center business in Istanbul for a cash purchase price of approximately $92.0 million. The acquired data center will be renamed as the Istanbul 2 (or "IS2") data center. The acquisition of the Zenium data center will be accounted for using the acquisition method. The valuation and purchase accounting of this acquisition have not yet been finalized as of December 31, 2017.
In September 2017, as more fully described in Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we issued €1,000.0 million, or approximately $1,199.7 million in U.S. dollars, at the exchange rate in effect on September 20, 2017, in aggregate principal amount of 2.875% senior notes due October 1, 2025 (the "2025 Euro Senior Notes") and recorded debt issuance costs of $16.3 million. We used a portion of the net proceeds from the 2025 Euro Senior Notes to redeem our 4.875% senior notes with an aggregate principal amount of $500.0 million in September 2017. As a result, we recognized a loss on debt extinguishment of $14.6 million during the third quarter of 2017.
In August 2017, as more fully described in Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we launched the ATM program, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $750.0 million from time to time through our sales agents. Through December 31, 2017, we have sold 763,201 shares of common stock under the ATM program for net proceeds of approximately $355.1 million.
In August 2017, as more fully described in Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we entered into a fourth amendment (the "Fourth Amendment") to our then existing 2014 Senior Credit Facility, where we modified various terms of interest rates applicable to loans borrowed under the Term Loan B Facility and Term B-2 Loan. We terminated and prepaid in full the amounts outstanding under our 2014 Senior Credit Facility in December 2017.
In May 2017, as more fully described in Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we completed the acquisition of certain colocation business from Verizon consisting of 29 data center buildings located in the United States, Brazil and Colombia, for a cash purchase price of approximately $3.6 billion, which we funded with proceeds of debt and equity financings conducted in January and March 2017 as discussed below. The Verizon Data Center Acquisition was accounted for using the acquisition method. The fair value of the assets acquired and liabilities assumed are currently being appraised by a third-party and have not yet been finalized as of December 31, 2017.
In March 2017, as more fully described in Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we issued and sold 6,069,444 shares of our common stock in a public offering. We received net proceeds of approximately $2,126.3 million, after deducting underwriting discounts, commissions and offering expenses.
In March 2017, as more fully described in Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we issued $1,250.0 million aggregate principal amount of 5.375% senior notes due May 15, 2027 (the "2027 Senior Notes") and recorded debt issuance costs of $16.8 million.
In February 2017, as more fully described in Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we acquired IO UK's data center operating business for a cash payment of approximately $36.3 million. The acquired facility was renamed as the London 10 ("LD10") data center. The IO Acquisition was accounted for using the acquisition method. As of December 31, 2017, we have finalized the allocation of purchase price for the IO Acquisition from the provisional amounts reported as of March 31, 2017.
In January 2017, as more fully described in Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we borrowed the full amount of the Term B-2 Loan of €1,000.0 million, or approximately $1,059.8 million in U.S. dollars at the exchange rate in effect on January 6, 2017. We prepaid in full the amounts outstanding under our Term B-2 Loan in December 2017.
Overview
Equinix provides global data center offerings that protect and connect the world’s most valued information assets. Global enterprises, financial services companies and content and network service providers rely upon Equinix's leading insight and data centers around the world for the safehousing of their critical IT equipment and the ability to directly connect to the networks that enable today's information-driven economy. The Verizon Data Center Acquisition, along with the acquisitions of Itconic, LD10 and IS2, expanded the Company's total global footprint to 190 IBX data centers across 48 markets around the world. Equinix offers the following solutions: (i) premium data center colocation, (ii) interconnection and (iii) exchange and outsourced IT infrastructure solutions. As of December 31, 2017, we operated or had partner IBX data centers in Brazil, Canada, Colombia and throughout the U.S. in the Americas region; Bulgaria, Finland, France, Germany, Ireland, Italy, the Netherlands, Poland, Portugal, Spain, Sweden,

Switzerland, Turkey, the United Arab Emirates and the United Kingdom in the EMEA region; and Australia, China, Hong Kong, Indonesia, Japan and Singapore in the Asia-Pacific region.

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

Historically, our market has been served by large telecommunications carriers who have bundled telecommunications products and services with their colocation offerings. The data center market landscape has evolved to include cloud computing/utility providers, application hosting providers and systems integrators, managed infrastructure hosting providers and colocation providers. More than 350 companies provide data center solutions in the U.S. alone. Each of these data center solutions providers can bundle various colocation, interconnection and network offerings and outsourced IT infrastructure solutions. We are able to offer our customers a global platform that reaches 24 countries with proven operational reliability, improved application performance, network choice and a highly scalable set of offerings.
Our utilization rate represents the percentage of our cabinet space billing versus net sellable cabinet space available, taking into account power limitations. Our utilization rates were approximately 80%, excluding the Verizon Data Center, Paris IBX Data Center, Itconic, Zenium data center and IO acquisitions, as of December 31, 2017, and 81%, excluding the acquisitions of Telecity Group and Bit-isle, as of December 31, 2016. Excluding the impact of IBX data center expansion projects that have opened during the last 12 months and acquisitions mentioned above, our utilization rate would have increased to approximately 82% as of December 31, 2017. Our utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.
Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and offerings. As was the case with our recent expansions and acquisitions, our expansion criteria will be dependent on a number of factors, such as demand from new and existing customers, quality of the design, power capacity, access to networks, capacity availability in the current market location, amount of incremental investment required by us in the targeted property, lead-time to break even on a free cash flow basis and in-place customers. Like our recent expansions and acquisitions, the right combination of these factors may be attractive to us. Depending on the circumstances, these transactions may require additional capital expenditures funded by upfront cash payments or through long-term financing arrangements in order to bring these properties up to Equinix standards. Property expansion may be in the form of purchases of real property, long-term leasing arrangements or acquisitions. Future purchases, construction or acquisitions may be completed by us or with partners or potential customers to minimize the outlay of cash, which can be significant.
Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during any given quarter of the past three years, more than half of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. Our largest customer accounted for approximately 3% of our recurring revenues for the years ended December 31, 2017, 2016 and 2015. Our 50 largest customers accounted for approximately 37%, 36% and 34%, respectively, of our recurring revenues for the years ended December 31, 2017, 2016 and 2015.
Our non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment and professional services that we perform. These services are considered to be non-recurring because they are billed typically once, upon completion of the installation or the professional services work performed. The majority of these non-recurring revenues are typically billed on the first invoice distributed to the customer in connection with their initial installation. However, revenues from installation services are deferred and recognized ratably over the period the customer is expected to benefit from the installation. Additionally, revenue from contract settlements, when a customer wishes to terminate their contract early, is generally recognized as the termination occurs, when no remaining related performance obligations exist and the customer is deemed to be creditworthy, to the extent that the revenue has not previously been recognized. As a percentage of total revenues, we expect non-recurring revenues to represent less than 10% of total revenues for the foreseeable future.
The largest components of our cost of revenues are depreciation, rental payments related to our leased IBX data centers, utility costs, including electricity, bandwidth access, IBX data center employees’ salaries and benefits, including stock-based compensation, repairs and maintenance, supplies and equipment and security services. A majority of our cost of revenues is fixed in nature and should not vary significantly from period to period, unless we expand our existing IBX data centers or open or acquire new IBX data centers. However, there are certain costs that are considered more variable in nature, including utilities and supplies that are directly related to growth in our existing and new customer base. We expect the cost of our utilities, specifically electricity, will generally increase in the future on a per-unit or fixed basis, in addition to the variable increase related to the growth in consumption by our customers. In addition, the cost of electricity is generally higher in the summer months, as compared to other times of the year. To the extent we incur increased utility costs, such increased costs could materially impact our financial condition, results of operations and cash flows. Furthermore, to the extent we incur increased electricity costs as a result of either climate change policies or the physical effects of climate change, such increased costs could materially impact our financial condition, results of operations and cash flows.
Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, including stock-based compensation, sales commissions, marketing programs, public relations, promotional materials and travel, as well as bad debt expense and amortization of customer relationship intangible assets.
General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, accounting, legal and other professional service fees, and other general corporate expenses, such as our corporate regional headquarters office leases and some depreciation expense.
We expect our cost of revenues, sales and marketing expenses and general and administrative expenses to grow in absolute dollars in connection with our business growth. We may periodically see a higher cost of revenues as a percentage of revenue when a large expansion project opens or is acquired, before it starts generating any meaningful revenue. Furthermore, in relation to cost of revenues, we note that the Americas region has a lower cost of revenues as a percentage of revenue than either EMEA or Asia-Pacific. This is due to both the increased scale and maturity of the Americas region, compared to either the EMEA or Asia-Pacific region, as well as a higher cost structure outside of the Americas, particularly in EMEA. While we expect all three regions to continue to see lower cost of revenues as a percentage of revenues in future periods, we expect the trend that sees the Americas having the lowest cost of revenues as a percentage of revenues to continue. As a result, to the extent that revenue growth outside the Americas grows in greater proportion than revenue growth in the Americas, our overall cost of revenues as a percentage of revenues may increase in future periods. Sales and marketing expenses may periodically increase as a percentage of revenues as we continue to scale our operations by investing in sales and marketing initiatives to further increase our revenue, including the hiring of additional headcount and new product innovations. General and administrative expenses may also periodically increase as a percentage of revenues as we continue to scale our operations to support our growth.
Taxation as a REIT
We elected to be taxed as a REIT for federal income tax purposes beginning with our 2015 taxable year. As of December 31, 2017, our REIT structure included all of our data center operations in the U.S., Canada and Japan, and the data center operations in Europe with the exception of Bulgaria, Portugal, Spain and Turkey. Our data center operations in other jurisdictions are operated as taxable REIT subsidiaries.
As a REIT, we generally are permitted to deduct from our federal taxable income the dividends we pay to our stockholders (including, for this purpose, the value of any deemed distributions attributable to anti-dilution adjustments made with respect to our 4.75% convertible subordinated notes prior to their maturity in 2016). The income represented by such dividends is not subject to federal income tax at the entity level but is taxed, if at all, at the stockholder level. Nevertheless, the income of our TRSs which hold our U.S. operations that may not be REIT compliant is subject, as applicable, to federal and state corporate income tax. Likewise, our foreign subsidiaries continue to be subject to foreign income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRSs or through QRSs. We are also subject to a separate corporate income tax on any gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as (i) an asset that we held as of the effective date of our REIT election, that is, January 1, 2015, or (ii) an asset held by us or a QRS following the liquidation or other conversion of a former

TRS). This built-in-gains tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset (e.g., January 1, 2015 in the case of REIT assets we held at the time of our REIT conversion), to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset. If we fail to remain qualified for federal income tax as a REIT, we will be subject to federal income tax at regular corporate tax rates. Even if we remain qualified for federal income tax as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRSs’ operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules and some may not follow them at all.
On March 22, June 21, September 20, and December 13, 2017, we paid quarterly cash dividends of $2.00 per share. We expected these quarterly and other applicable distributions to equal or exceed the taxable income that we recognized in 2017.
On December 22, 2017, the United States enacted legislation commonly referred to as the Tax Cuts and Jobs Act ("TCJA") which contains many significant changes to the existing U.S. federal income tax laws. The TCJA retains the REIT regime, but contains many significant changes which impact REIT, particularly those with global operations. We are still analyzing the new tax legislation and assessing its impact. Based on our current assessment, which is subject to further interpretation and guidance on the new tax legislation, we believe we can continue to meet all the REIT compliance requirements in the foreseeable future.
We continue to monitor our REIT compliance in order to maintain our qualification for federal income tax as a REIT. For this and other reasons, as necessary, we may convert some of our data center operations in other countries into the REIT structure in future periods.
Results of Operations
Our results of operations for the year ended December 31, 2017 include the results of operations of the IO Acquisition from February 3, 2017, the Verizon Data Center Acquisition from May 1, 2017, the Zenium data center acquisition from October 6, 2017 and the Itconic Acquisition from October 9, 2017. Our results of operations for the year ended December 31, 2016 include the results of operations of TelecityGroup from January 15, 2016 and the Paris IBX Data Center Acquisition from August 1, 2016. Our results of operations for the year ended December 31, 2015 include the results of operations of the Nimbo and Bit-isle acquisitions from January 15, 2015 and November 2, 2015, respectively.
Discontinued Operations
We present the results of operations associated with the TelecityGroup data centers that were divested in July 2016 as discontinued operations in our consolidated statement of operations for the year ended December 31, 2016. We did not have any discontinued operations activity during 2017 or 2015.

Years ended December 31, 2017 and 2016
Revenues.    Our revenues for the years ended December 31, 2017 and 2016 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Years Ended December 31,				% Change
	2017	%	2016	%	Actual	Constant Currency
Americas:
Recurring revenues	$2,062,352	47%	$1,593,084	44%	29%	29%
Non-recurring revenues	110,408	3%	86,465	3%	28%	27%
	2,172,760	50%	1,679,549	47%	29%	29%
EMEA:
Recurring revenues	1,266,971	29%	1,106,652	31%	14%	15%
Non-recurring revenues	79,285	2%	64,687	1%	23%	23%
	1,346,256	31%	1,171,339	32%	15%	15%
Asia-Pacific:
Recurring revenues	790,797	18%	717,638	20%	10%	11%
Non-recurring revenues	58,615	1%	43,463	1%	35%	36%
	849,412	19%	761,101	21%	12%	12%
Total:
Recurring revenues	4,120,120	94%	3,417,374	95%	21%	21%
Non-recurring revenues	248,308	6%	194,615	5%	28%	28%
	$4,368,428	100%	$3,611,989	100%	21%	21%
Americas Revenues. Revenues for our Americas region for the year ended December 31, 2017 included approximately $359.1 million of revenues attributable to the Verizon Data Center Acquisition. During the years ended December 31, 2017 and 2016, our revenues from the United States, the largest revenue contributor in the Americas region for the periods, represented approximately 91% and 92%, respectively, of the regional revenues. Excluding revenues attributable to the Verizon Data Center Acquisition, growth in Americas revenues was primarily due to (i) $34.5 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Dallas, New York, Sao Paulo, Silicon Valley, Toronto and Washington, D.C. areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the year ended December 31, 2017, the U.S. dollar was generally weaker relative to the Canadian dollar and Brazilian real than during the year ended December 31, 2016, resulting in approximately $11.4 million of favorable foreign currency impact on our Americas revenues during the year ended December 31, 2017 when compared to 2016 using average exchange rates.
EMEA Revenues.  As compared to 2016, revenues for our EMEA region for the year ended December 31, 2017 include $47.2 million of incremental revenues from recently closed acquisitions including the TelecityGroup Acquisition, which closed on January 15, 2016, the Paris IBX Data Center Acquisition, which closed in August 2016, the IO Acquisition, which closed in February 2017, and the Itconic and Zenium data center acquisitions, which closed in October 2017. Our revenues from the U.K., our largest revenue contributor in the EMEA region, represented 30% of regional revenues for the year ended December 31, 2017 compared to 32% of regional revenues for the year ended December 31, 2016. Excluding the acquisitions, our EMEA revenue growth was primarily due to (i) approximately $62.3 million of revenue from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Dubai, Dublin, Frankfurt, Helsinki, London, Paris and Zurich metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the year ended December 31, 2017, the impact of foreign currency fluctuations resulted in approximately $4.9 million of net unfavorable foreign currency impact to our EMEA revenues primarily due to a generally stronger U.S. dollar relative to the British pound during the year ended December 31, 2017 compared to the year ended December 31, 2016.
Asia-Pacific Revenues.  Our revenues from Japan, the largest revenue contributor in the Asia-Pacific region, represented approximately 34% and 35%, respectively, for the year ended December 31, 2017 and 2016. Our Asia-Pacific revenue growth was primarily due to (i) approximately $42.6 million of revenue generated from our recently-opened IBX data center expansions in the Hong Kong, Osaka and Sydney metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the year ended December 31, 2017, the U.S. dollar was generally stronger relative to the Japanese Yen than during the year ended December 31, 2016, resulting in approximately $6.8 million of net unfavorable foreign currency impact to our Asia-Pacific revenues during the year ended December 31, 2017 when compared to 2016 using average exchange rates.
Cost of Revenues.  Our cost of revenues for the years ended December 31, 2017 and 2016 were split among the following geographic regions (dollars in thousands):

	Years Ended December 31,				% Change
	2017	%	2016	%	Actual	Constant Currency
Americas	$958,845	44%	$700,544	38%	37%	36%
EMEA	749,933	34%	653,766	36%	15%	15%
Asia-Pacific	484,371	22%	466,560	26%	4%	5%
Total	$2,193,149	100%	$1,820,870	100%	20%	20%

	Years Ended December 31,
	2017	2016
Cost of revenues as a percentage of revenues:
Americas	44%	42%
EMEA	56%	56%
Asia-Pacific	57%	61%
Total	50%	50%
Americas Cost of Revenues. Cost of revenues for our Americas region for the year ended December 31, 2017 included approximately $177.4 million of costs of revenues attributable to the Verizon Data Center Acquisition. Excluding the impact from the Verizon Data Center Acquisition, depreciation expense was $273.0 million and $241.6 million, respectively, for the years ended December 31, 2017 and 2016. The growth in depreciation expense was primarily due to our IBX expansion activity. In addition to the increase in depreciation expense, the increase in our Americas cost of revenues for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to (i) $30.4 million of higher utilities, repairs and maintenance, property taxes, and other cost of sales in support of our business growth, and (ii) $13.2 million of higher compensation costs, including general salaries, bonuses and stock-based compensation (1,114 Americas cost of revenues employees, excluding the Verizon Data Center Acquisition, as of December 31, 2017 versus 1,023 as of December 31, 2016). During the year ended December 31, 2017, the impact of foreign currency fluctuations resulted in approximately $7.7 million of net unfavorable foreign currency impact to our Americas cost of revenues primarily due to a generally weaker U.S. dollar relative to the Brazilian real and Canadian dollar during the year ended December 31, 2017 compared to the year ended December 31, 2016. We expect Americas cost of revenues to increase as we continue to expand our business, including results from the newly acquired business from the Verizon Data Center Acquisition.
EMEA Cost of Revenues. As compared to 2016, cost of revenues for our EMEA region for the year ended December 31, 2017 included $36.7 million of incremental cost of revenues attributable to recently closed acquisitions, including the TelecityGroup Acquisition that closed on January 15, 2016, the Paris IBX Data Center Acquisition that closed in August 2016, the IO Acquisition, which closed in February 2017, and the Itconic and Zenium data center acquisitions, which closed in October 2017. Excluding cost of revenues attributable to these acquisitions, the increase in our EMEA cost of revenues was primarily due to (i) $25.5 million of higher utilities in support of our business growth, (ii) $16.4 million of higher other cost of sales, including third party and managed service expenses, (iii) $10.7 million of higher depreciation expense and (iv) $7.2 million of higher compensation costs, including general salaries, bonuses and stock-based compensation (743 EMEA cost of revenues employees, excluding TelecityGroup employees, as of December 31, 2017 versus 623 as of December 31, 2016). During the year ended December 31, 2017, the impact of foreign currency fluctuations resulted in approximately $2.7 million of net favorable foreign currency impact to our EMEA cost of revenues, primarily due to a generally stronger U.S. dollar relative to the British pound during the year ended December 31, 2017 compared to the year ended December 31, 2016. We expect EMEA cost of revenues to increase as we continue to grow our business and as a result of our acquisitions.
Asia-Pacific Cost of Revenues. The increase in our Asia-Pacific cost of revenues was primarily due to (i) $16.7 million of higher utilities, rent, facility costs, consulting, bandwidth cost, custom service orders and repairs and maintenance costs in support of our business growth and (ii) $3.3 million of higher compensation costs, including general salaries, bonuses and stock-based compensation and headcount growth (828 Asia-Pacific cost of revenues employees as of December 31, 2017 versus 787 as of December 31, 2016), partially offset by a decrease of $3.2 million in depreciation and accretion expenses. During the year ended

December 31, 2017, the U.S. dollar was generally stronger relative to the Japanese Yen than during the year ended December 31, 2016, resulting in approximately $5.0 million of net favorable foreign currency impact to our Asia-Pacific cost of revenues in 2017. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.
Sales and Marketing Expenses. Our sales and marketing expenses for the years ended December 31, 2017 and 2016 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% Change
	2017	%	2016	%	Actual	Constant Currency
Americas	$349,666	60%	$230,900	53%	51%	51%
EMEA	153,811	26%	137,887	31%	12%	14%
Asia-Pacific	78,247	14%	69,955	16%	12%	13%
Total	$581,724	100%	$438,742	100%	33%	33%

	Years Ended December 31,
	2017	2016
Sales and marketing expenses as a percentage of revenues:
Americas	16%	14%
EMEA	11%	12%
Asia-Pacific	9%	9%
Total	13%	12%
Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to (i) $75.3 million of amortization of the acquired intangible assets in connection with the Verizon Data Center Acquisition, (ii) $33.1 million of higher compensation costs, including sales compensation, general salaries, bonuses and stock-based compensation and headcount growth (608 Americas sales and marketing employees, including those from the Verizon Data Center Acquisition, as December 31, 2017, versus 553 as of December 31, 2016) and (ii) $4.1 million of higher consulting expenses to support our growth. During the year ended December 31, 2017, the impact of foreign currency fluctuations to our Americas sales and marketing expenses was not significant when compared to average exchange rates during the year ended December 31, 2016. We anticipate that we will continue to invest in Americas sales and marketing initiatives and expect our Americas sales and marketing expenses to continue to increase as we continue to grow our business, including the impact from the Verizon Data Center Acquisition.
EMEA Sales and Marketing Expenses. The increase in the EMEA sales and marketing expense was primarily due to (i) $12.3 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and headcount growth (378 EMEA sales and marketing employees as of December 31, 2017 versus 349 as of December 31, 2016) and (ii) an increase of $1.8 million in depreciation and amortization expense, primarily due to acquisitions made during the current year. During the year ended December 31, 2017, the impact of foreign currency fluctuations resulted in approximately $2.8 million of net favorable foreign currency impact to our EMEA sales and marketing expenses primarily due to a generally stronger U.S. dollar relative to the British pound during the year ended December 31, 2017 compared to the year ended December 31, 2016. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts.
Asia-Pacific Sales and Marketing Expenses. The increase in the Asia-Pacific sales and marketing expense is primarily due to (i) $6.5 million of higher compensation costs, including sales compensation, general salaries, bonuses, stock-based compensation and a larger average headcount in 2017 as compared to 2016 and (ii) $3.2 million of higher rent expense in support of our growth. For the year ended December 31, 2017, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates for the year ended December 31, 2016. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives to further increase our revenue. These investments have included the hiring of additional headcount and new product innovation efforts.

General and Administrative Expenses. Our general and administrative expenses for the years ended December 31, 2017 and 2016 were split among the following geographic regions (dollars in thousands):

	Years Ended December 31,				% Change
	2017	%	2016	%	Actual	Constant Currency
Americas	$472,942	63%	$391,637	56%	21%	20%
EMEA	195,430	26%	228,310	33%	(14)%	(12)%
Asia-Pacific	77,534	11%	74,614	11%	4%	5%
Total	$745,906	100%	$694,561	100%	7%	8%

	Years Ended December 31,
	2017	2016
General and Administrative expenses as a percentage of revenues:
Americas	22%	23%
EMEA	15%	19%
Asia-Pacific	9%	10%
Total	17%	19%
Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $35.5 million of higher compensation costs, including general salaries, bonuses, stock-based compensation, and headcount growth (1,207 Americas general and administrative employees, including those from the Verizon Data Center Acquisition, as of December 31, 2017 versus 934 as of December 31, 2016), (ii) $22.9 million of higher depreciation expense associated with certain systems, including revenue, data management and cloud exchange systems, to improve our quote to order and billing processes and to support the integration and growth of our business and (iii) $16.6 million of higher office expense and consulting cost to support our growth. During the year ended December 31, 2017, the impact of foreign currency fluctuations to our Americas general and administrative expenses was not significant when compared to average exchange rates for the year ended December 31, 2016. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments in improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. Going forward, although we are carefully monitoring our spending, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including these investments in our back office systems and investments to maintain our REIT qualification. We also expect our Americas general and administrative expenses to increase as we continue to grow our business and as a result of the Verizon Data Center Acquisition.
EMEA General and Administrative Expenses. The decrease in our EMEA general and administrative expenses was primarily due to (i) $20.8 million of lower amortization expenses as a result of fully amortizing the TelecityGroup trade names during the current period and (ii) $8.4 million of lower consulting expenses which was largely due to the completion of TelecityGroup integration activities in the current period. During the year ended December 31, 2017, the impact of foreign currency fluctuations resulted in approximately $5.7 million of net favorable foreign currency impact to our EMEA general and administrative expenses primarily due to a generally stronger U.S. dollar relative to the British pound during the year ended December 31, 2017 compared to the year ended December 31, 2016. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth.
Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expense was primarily due to $5.0 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (453 Asia-Pacific general and administrative employees as of December 31, 2017 versus 358 as of December 31, 2016), partially offset by a $1.3 million decrease in rent, repair and maintenance expense. For the year ended December 31, 2017, the impact of foreign currency fluctuations on our Asia-Pacific general and administrative expenses was not significant when compared to average exchange rates for the year ended December 31, 2016. Going forward, although we are carefully monitoring our spending, we expect Asia-Pacific general and administrative expenses to increase as we continue to support our growth.
Acquisition Costs.  During the year ended December 31, 2017, we recorded acquisition costs totaling $38.6 million primarily in the Americas and EMEA regions, of which $28.5 million was related to the Verizon Data Center Acquisition during the year ended December 31, 2017 attributable to the Americas region. During the year ended December 31, 2016, we recorded acquisition costs totaling $64.2 million primarily in the EMEA region due to the acquisitions of Telecity and the Paris IBX Data Center, and to a lesser degree, to the Americas region.
Impairment Charges. During the year ended December 31, 2016, we recorded impairment charges totaling $7.7 million in the Asia-Pacific region relating to assets held for sale. We did not have impairment charges during the year ended December 31, 2017.
Gain on Asset Sales. During the year ended December 31, 2016, we recorded a gain on asset sales of $32.8 million primarily relating to the sale of the LD2 data center in the EMEA region and a parcel of land in San Jose in the Americas region. We did not have any gain on asset sales during the year ended December 31, 2017.
Income from Operations. Our income from operations for the years ended December 31, 2017 and 2016 was split among the following geographic regions (dollars in thousands):

	Years Ended December 31,				% Change
	2017	%	2016	%	Actual	Constant Currency
Americas	$363,220	45%	$352,180	57%	3%	3%
EMEA	237,854	29%	124,853	20%	91%	85%
Asia-Pacific	207,940	26%	141,706	23%	47%	47%
Total	$809,014	100%	$618,739	100%	31%	30%
Americas Income from Continuing Operations. Our Americas income from continuing operations did not change significantly year over year. While revenues increased as described above, this was largely offset by (i) an increase of $18.6 million in acquisition costs, which was primarily related to the Verizon Data Center Acquisition, (ii) additional amortization of the acquired intangible assets resulted from the Verizon Data Center Acquisition and (iii) higher cost of revenues and sales and marketing expense as a percentage of revenues. The impact of foreign currency fluctuations on our Americas income from continuing operations for the year ended December 31, 2017 was not significant when compared to the year ended December 31, 2016.
EMEA Income from Continuing Operations. The increase in our EMEA income from continuing operations was primarily due to higher revenues as a result of our IBX data center expansion activity and acquisitions, as described above, as well as lower operating expenses as a percentage of revenues, lower amortization costs as a result of fully amortizing the TelecityGroup trade names during the current period and lower acquisition costs incurred for the year ended December 31, 2017. We incurred $9.2 million of acquisition costs during the year ended December 31, 2017, as compared to $54.5 million of acquisition costs during the year ended December 31, 2016, which was primarily related to our acquisition of TelecityGroup. During the year ended December 31, 2017, the impact of foreign currency fluctuations resulted in approximately $6.4 million of net favorable foreign currency impact to our EMEA income from continuing operations primarily due to a generally weaker U.S. dollar relative to the Euro during the year ended December 31, 2017 compared to the year ended December 31, 2016.
Asia-Pacific Income from Continuing Operations. The increase in our Asia-Pacific income from continuing operations was primarily due to higher revenues as result of our IBX data center expansion activity and organic growth as described above and lower cost of revenues as a percentage of revenues. The impact of foreign currency fluctuations on our Asia-Pacific income from continuing operations for the year ended December 31, 2017 was not significant when compared to average exchange rates of the year ended December 31, 2016.
Interest Income. Interest income was $13.1 million and $3.5 million for the years ended December 31, 2017 and 2016, respectively. The increase in interest income was driven by higher cash balances and interest yield rates for the year ended December 31, 2017. The average yield for the year ended December 31, 2017 was 0.64% versus 0.37% for the year ended December 31, 2016.
Interest Expense.  Interest expense increased to $478.7 million for the year ended December 31, 2017 from $392.2 million for the year ended December 31, 2016. The increase in interest expense was primarily due to the Term B-2 Loan borrowings of €1.0 billion and the issuance of $1.25 billion of 2027 Senior Notes in March 2017, as well as additional financings such as various capital lease and other financing obligations to support our expansion projects. During the years ended December 31, 2017 and 2016, we capitalized $22.6 million and $13.3 million, respectively, of interest expense to construction in progress. We expect to incur higher interest expense going forward in connection with the additional indebtedness that we incurred during 2017.

Other Income (Expense). We recorded net other income of $9.2 million and net expense of $57.9 million for the years ended December 31, 2017 and 2016, respectively, primarily due to foreign currency exchange gains and losses during the periods, including $63.5 million in foreign currency losses recognized in the first quarter of 2016 as a result of completing the acquisition of TelecityGroup.
Loss on Debt Extinguishment. We recorded $65.8 million net loss on debt extinguishment during the year ended December 31, 2017 comprised of (i) $14.6 million of loss on debt extinguishment from the early redemption of the 4.875% Senior Notes due 2020, (ii) $13.2 million of loss on debt extinguishment from the early redemption of the Term B-2 Loan, (iii) $9.3 million of loss on debt extinguishment as a result of the redemption of the Term B Loans, (iv) $16.7 million loss on debt extinguishment as a result of amendments to leases and other financing obligations related to built-to-suite arrangements and (v) $12.0 million of loss on debt extinguishment as a result of the settlement of financing obligations of properties purchased. During the year ended December 31, 2016, we recorded a $12.3 million loss on debt extinguishment as a result of the settlement of the financing obligations for our Paris 3 IBX data center, a portion of the lender fees associated with the Japanese Yen Term Loan, and the prepayment and termination of our 2012 and 2013 Brazil financings.
Income Taxes. We operate as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the years ended December 31, 2017 and December 31, 2016, respectively. As such, other than built-in-gains recognized and withholding taxes, no provision for U.S. income taxes for the REIT and QRSs has been included in the accompanying consolidated financial statements for the years ended December 31, 2017 and 2016.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the years ended December 31, 2017 and 2016.
For the years ended December 31, 2017 and 2016, we recorded $53.9 million and $45.5 million of income tax expenses, respectively. Our effective tax rates were 18.8% and 28.4%, respectively, for the years ended December 31, 2017 and 2016. The decrease in the effective tax rate in 2017 as compared to 2016 is primarily due to recognition of unrecognized tax benefits related to our tax positions in the U.S. and Brazil as a result of a lapse in statutes of limitations and lower amount of non-deductible expenses within our EMEA operations. This is partially offset by net deferred tax asset remeasurement in the U.S. TRS due to the corporate income tax rate reduction from 35% to 21% effective January 1, 2018 as a result of the TCJA.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gain on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to income or loss from operations. Our adjusted EBITDA for the years ended December 31, 2017 and 2016 was split among the following geographic regions (dollars in thousands):

	Years Ended December 31,				% Change
	2017	%	2016	%	Actual	Constant Currency
Americas	$1,034,694	51%	$787,311	47%	31%	31%
EMEA	582,697	28%	494,263	30%	18%	17%
Asia-Pacific	434,650	21%	375,900	23%	16%	16%
Total	$2,052,041	100%	$1,657,474	100%	24%	24%
Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was primarily due to the Verizon Data Center Acquisition, higher revenues as result of our IBX data center expansion activity and organic growth as described above. During the year ended December 31, 2017, currency fluctuations resulted in approximately $4.5 million of net favorable foreign currency impact on our Americas adjusted EBITDA primarily due to the U.S. dollar being generally weaker relative to the Canadian dollar and Brazilian real during the year ended December 31, 2017 compared to the year ended December 31, 2016.
EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above and lower operating expenses as a percentage of revenues. During the year ended December 31, 2017, currency fluctuations resulted in approximately $2.1 million of net favorable foreign currency impact to our EMEA adjusted EBITDA primarily due to a generally weaker U.S. dollar relative to the Euro during the year ended December 31, 2017 compared to the year ended December 31, 2016.
Asia-Pacific Adjusted EBITDA. The increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above, and lower cost of revenues as a percentage of revenues. During the year ended December 31, 2017, the U.S. dollar was generally stronger relative to the Japanese Yen than during the year ended December 31, 2016, resulting in approximately $2.7 million of net unfavorable foreign currency impact to our Asia-Pacific revenues during the year ended December 31, 2017 when compared to average exchange rates during the year ended December 31, 2016.
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
We recorded excess income tax benefits of $2.8 million and $30.0 thousand during the years ended December 31, 2016 and 2015, respectively, in additional paid-in capital in our consolidated balance sheets.
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
In addition, in presenting adjusted EBITDA and AFFO, we exclude amortization expense related to acquired intangible assets. Amortization expense is significantly affected by the timing and magnitude of our acquisitions and these charges may vary in amount from period to period. We exclude amortization expense to facilitate a more meaningful evaluation of our current operating performance and comparisons to our prior periods. We exclude accretion expense, both as it relates to asset retirement obligations as well as accrued restructuring charge liabilities, as these expenses represent costs which we believe are not meaningful in evaluating our current operations. We exclude stock-based compensation expense, as it can vary significantly from period to period based on share price, the timing, size and nature of equity awards. As such, we, and many investors and analysts, exclude stock-based compensation expense to compare our operating results with those of other companies. We also exclude restructuring charges. The restructuring charges relate to our decisions to exit leases for excess space adjacent to several of our IBX data centers, which we did not intend to build out, or our decision to reverse such restructuring charges. We also exclude impairment charges related to certain long-lived assets. The impairment charges are related to expense recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets are not recoverable. We also exclude gain or loss on asset sales as it represents profit or loss that is not meaningful in evaluating the current or future operating performance. Finally, we exclude acquisition costs from AFFO and adjusted EBITDA to allow more comparable comparisons of our financial results to our historical operations. The acquisition costs relate to costs we incur in connection with business combinations. Such charges generally are not relevant to assessing the long-term performance of the company. In addition, the frequency and amount of such charges vary significantly based on the size and timing of the acquisitions. Management believes items such as restructuring charges, impairment charges, gain or loss on asset sales and acquisition costs are non-core transactions; however, these types of costs may occur in future periods.
Adjusted EBITDA
We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs, and gain on asset sales as presented below (in thousands):

	Years Ended December 31,
	2017	2016	2015
Income from operations	$809,014	$618,739	$567,342
Depreciation, amortization, and accretion expense	1,028,892	843,510	528,929
Stock-based compensation expense	175,500	156,148	133,633
Acquisition costs	38,635	64,195	41,723
Impairment charges	—	7,698	—
Gain on asset sales	—	(32,816)	—
Adjusted EBITDA	$2,052,041	$1,657,474	$1,271,627
Our adjusted EBITDA results have improved each year and in each region in total dollars due to the improved operating results discussed earlier in "Results of Operations", as well as the nature of our business model consisting of a recurring revenue stream and a cost structure which has a large base that is fixed in nature also discussed earlier in "Overview".
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
We use AFFO to evaluate our performance on a consolidated basis and as a metric in the determination of employees’ annual bonuses beginning in 2015 and vesting of restricted stock units that were granted beginning in 2015 and that have both service and performance conditions. In presenting AFFO, we exclude certain items that we believe are not good indicators of our current or future operating performance. AFFO represents FFO excluding depreciation and amortization expense on non-real estate assets, accretion, stock-based compensation, restructuring charges, impairment charges, acquisition costs, an installation revenue adjustment, a straight-line rent expense adjustment, amortization of deferred financing costs, gain (loss) on debt extinguishment, an income tax expense adjustment, recurring capital expenditures and adjustments for unconsolidated joint ventures' and noncontrolling interests’ share of these items and net income (loss) from discontinued operations, net of tax. The adjustments for both installation revenue and straight-line rent expense are intended to isolate the cash activity included within the straight-lined or amortized results in the consolidated statement of operations. We exclude the amortization of deferred financing costs as these expenses relate to the initial costs incurred in connection with debt financings that have no current or future cash obligations. We exclude gain (loss) on debt extinguishment since it generally represents the write-off of initial costs incurred in connection with debt financings or a cost that is incurred to reduce future interest costs and is not a good indicator of our current or future operating performance. We include an income tax expense adjustment, which represents the non-cash tax impact due to changes in valuation allowances, uncertain tax positions and deferred taxes that do not relate to current period’s operations. We deduct recurring capital expenditures, which represent expenditures to extend the useful life of its IBX data centers or other assets that are required to support current revenues. We also exclude net income (loss) from discontinued operations, net of tax, which represents results that may not recur and are not a good indicator of our current future operating performance.

Our FFO and AFFO were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net income	$232,982	$126,800	$187,774
Adjustments:
Real estate depreciation and amortization	754,351	626,564	439,969
(Gain) loss on disposition of real estate property	4,945	(28,388)	1,382
Adjustments for FFO from unconsolidated joint ventures	85	113	113
NAREIT FFO attributable to common stockholders	$992,363	$725,089	$629,238

	Years Ended December 31,
	2017	2016	2015
NAREIT FFO attributable to common stockholders	$992,363	$725,089	$629,238
Adjustments:
Installation revenue adjustment	24,496	20,161	35,498
Straight-line rent expense adjustment	8,925	7,700	7,931
Amortization of deferred financing costs	24,449	18,696	16,135
Stock-based compensation expense	175,500	156,149	133,633
Non-real estate depreciation expense	111,121	87,781	58,165
Amortization expense	177,008	122,862	27,446
Accretion expense (adjustment)	(13,588)	6,303	3,349
Recurring capital expenditures	(167,995)	(141,819)	(120,281)
Loss on debt extinguishment	65,772	12,276	289
Acquisition costs	38,635	64,195	41,723
Impairment charges	—	7,698	—
Net income from discontinued operations, net of tax	—	(12,392)	—
Income tax expense adjustment	371	3,680	(1,270)
Adjustments for AFFO from unconsolidated joint ventures	(17)	(40)	(58)
AFFO	$1,437,040	$1,078,339	$831,798
Our AFFO results have improved due to the improved operating results discussed earlier in "Results of Operations," as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in "Overview."
Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies such as the Euro, British pound, Japanese yen, Singapore dollar, Australian dollar and Brazilian real. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the year ended December 31, 2016 are used as exchange rates for the year ended December 31, 2017 when comparing the year ended December 31, 2017 with the year ended December 31, 2016, and average rates in effect for the year ended December 31,

2015 are used as exchange rates for the year ended December 31, 2016 when comparing the year ended December 31, 2016 with the year ended December 31, 2015).
Liquidity and Capital Resources
As of December 31, 2017, our total indebtedness was comprised of debt and financing obligations totaling approximately $10.2 billion consisting of (a) approximately $7,002.0 million of principal from our senior notes, (b) approximately $1,699.0 million from our capital lease and other financing obligations and (c) $1,468.3 million of principal from our mortgage and other loans payable (gross of debt issuance cost, debt discount, plus debt premium).
We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, payment of regular dividend distributions and completion of our publicly-announced expansion projects. As of December 31, 2017, we had $1,450.0 million of cash, cash equivalents and short-term and long-term investments, of which approximately $929.3 million was held in the U.S. In addition to our cash and investment portfolio, we have additional liquidity available to us from our $2,000.0 million Revolving Facility and the ATM program described below. On May 1, 2017, we completed the acquisition of Verizon's colocation data centers and their operations located in the United States, Brazil and Colombia for a cash purchase price of approximately $3,594.7 million. The Verizon Data Center Acquisition was funded by the borrowing of our then existing €1,000.0 million Term B-2 Loan and proceeds from the issuance of our $1,250.0 million 2027 Senior Notes and the issuance of common stock. During the three months ended March 31, 2017, we borrowed the full amount of our €1,000.0 million Term B-2 Loan (see Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K), issued $1,250.0 million of 5.375% senior notes due 2027 (see Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K) and sold 6,069,444 shares of common stock in a public offering for net proceeds of $2,126.3 million (see Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K).
In August 2017, we entered into an equity distribution agreement to sell up to $750.0 million of common stock in at the market ("ATM") offerings. For the year ended December 31, 2017, we sold 763,201 shares for approximately $355.1 million, net of payment of commissions to the sales agents and estimated equity offering costs under the ATM program.
In September 2017, we issued €1,000.0 million 2025 Euro Senior Notes and redeemed the entire $500.0 million principal amount of our 4.875% Senior Notes due 2020. In December 2017, we issued €1,000.0 million 2026 Euro Senior Notes and entered into a credit agreement with a group of lenders for a $3,000.0 million Senior Credit Facility, comprised of a $2,000.0 million Revolving Facility and approximately a $1,000.0 million Term Loan Facility. We borrowed £500.0 million and SEK 2,800.0 million under the Term Loan Facility on December 12, 2017, or approximately $997.1 million at the exchange rate in effect on that date. Using the proceeds borrowed from the Term Loan Facility and the €1,000.0 million 2026 Euro Senior Notes and cash on hand, we terminated and repaid in full amounts outstanding under the 2014 Senior Credit Facility.
As of December 31, 2017, we had 41 irrevocable letters of credit totaling $62.6 million issued and outstanding under the Revolving Facility; as a result of these letters of credit, we had a total of approximately $1,937.4 million of additional liquidity available to us under the Revolving Facility. Besides any further financing activity we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base, and have continued to experience relatively strong collections, if the current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity. Additionally, we may pursue additional expansion opportunities, primarily the build out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions. While we expect to fund these plans with our existing resources, additional financing, either debt or equity, may be required, and if current market conditions were to deteriorate, we may be unable to secure additional financing or any such additional financing may only be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.
We completed our conversion to a REIT in 2014 and began operating as a REIT effective January 1, 2015. As a result of our conversion to a REIT, we made special distributions to our stockholders in 2015 and 2014. The distributions were payable in common stock or cash at the election of our stockholders, with the cash portion of the distributions subject to certain maximum amounts. As a result of the special distributions, we paid a total of $125.5 million in 2015 and $83.3 million in 2014 and distributed 1.7 million and 1.5 million shares of common stock in 2015 and 2014, respectively. Also as a result of our conversion to a REIT, we began paying quarterly dividends in 2015. We paid an aggregate of $621.5 million and $499.5 million of quarterly cash dividends during 2017 and 2016, respectively, and $521.5 million of quarterly cash dividends and special distribution during 2015.

Sources and Uses of Cash

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$1,439,233	$1,019,353	$894,823
Net cash used in investing activities	(5,400,826)	(2,045,668)	(637,797)
Net cash provided by (used in) financing activities	4,607,860	(897,065)	1,873,152
Operating Activities
Our cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary use of cash from our operating activities include compensation and related costs, interest payments, other general corporate expenditures and taxes. The increase in net cash provided by operating activities during 2017 compared to 2016 was primarily due to improved operating results combined with incremental operating cash provided by the Verizon Data Center Acquisition and other acquisitions in 2017, offset by timing of collections on our receivables and increases in cash paid for cost of revenues, operating expenses, interest expense and income taxes. The increase in net cash provided by operating activities during 2016 compared to 2015 was primarily due to improved operating results combined with incremental operating cash provided by the acquisition of TelecityGroup in January 2016 and inclusion of full year operating results of Bit-isle.
Investing Activities
The increase in net cash used in investing activities during 2017 compared to 2016 was primarily due to the increase in spending for business acquisitions of approximately of $2,196.7 million, primarily related to the Verizon Data Center Acquisition, a decrease in proceeds from asset sales of $803.8 million, $265.4 million of higher capital expenditures and $67.0 million of higher purchases of real estate, primarily as a result of expansion activity. The increase in net cash used in investing activities during 2016 compared to 2015 was primarily due to the increase in spending for the acquisitions of TelecityGroup and the Paris IBX Data Center of $1,521.4 million, net of cash acquired, over prior year acquisition spending, a decrease in sales and maturities of investments, net of purchases, of $503.3 million and $245.2 million of higher capital expenditures, primarily a result of expansion activity. This was partially offset by proceeds from sales of assets of $851.6 million, net of cash transferred.
During 2018, we expect to complete the acquisitions of Metronode and the Infomart Dallas. We also anticipate our IBX expansion construction activity will increase from our 2017 levels. If the opportunity to expand is greater than planned and we have sufficient funding to pursue such expansion opportunities, we may further increase the level of capital expenditures to support this growth as well as pursue additional business acquisitions, property acquisitions or joint ventures.
Financing Activities
Net cash provided by financing activities during 2017 was primarily due to (i) borrowings under our €1,000.0 million Term B-2 Loan, approximately $1,059.8 million at the exchange rate in effect on January 6, 2017, (ii) the issuance of $1,250.0 million 2027 Senior Notes, (iii) the issuance of €1,000.0 million 2025 Euro Senior Notes, approximately $1,199.7 million at the exchange rate on September 20, 2017, (iv) the issuance of €1,000.0 million 2026 Euro Senior Notes, approximately $1,179.0 million at the exchange rate on December 12, 2017, (v) borrowings under our Term Loan Facility of approximately $997.1 million on December 12, 2017, at the exchange rate in effect on that day, (vi) the sale of common stock for net proceeds of $2,481.4 million and (vii) proceeds from employee awards of $41.7 million, partially offset by (i) repayment of the entire $500.0 million principal amount of our 4.875% Senior Notes due 2020 (ii) repayment in full of amounts outstanding under the 2014 Senior Credit Facility of approximately $2,207.7 million in total at the exchange rate on December 12, 2017, (iii) dividend distributions of $621.5 million, (iv) repayments of capital lease and other financing obligations of $93.5 million and (v) debt issuance costs of $81.0 million. Net cash used in financing activities during 2016 was primarily due to (i) $1,462.9 million repayment of loans payable including repayment of loans assumed in the TelecityGroup acquisition, bridge term loan and revolving credit facility, (ii) $114.4 million repayment of capital lease and other financing obligations and (iii) $499.5 million payment of dividends, partially offset by (iv) $1,168.3 million of proceeds from loans payable including proceeds from our Term Loan B and Japanese Yen Term Loan. Net cash provided by financing activities during 2015 was primarily due to (i) $1,100.0 million of gross proceeds from the senior notes offering in December 2015, (ii) $829.5 million of net proceeds from our public offering of common stock in November 2015, (iii) $1,197.1 million of proceeds from loans payable including proceeds from our term loan modification, our bridge term loan and our revolving credit facility, partially offset by (iv) $715.3 million repayment of mortgage and loans payable including repayment of $171.2 million of loans assumed in the Bit-isle acquisition and repayment of $544.1 million of U.S. dollar-denominated term loan and other mortgage and loan payments, (v) $396.0 million of quarterly dividend distributions and (vi) $125.5 million of special distributions. Going forward, we expect that our financing activities will consist primarily of repayment and refinancing of our debt and additional financings needed to support expansion opportunities, additional acquisitions or joint ventures, and the payment of our regular cash dividends.
Debt Obligations
Debt Facilities
We have various debt obligations with maturity dates ranging from 2018 to 2027 under which a total principal balance of $8,470.3 million remained outstanding (gross of debt issuance cost and discounts) as of December 31, 2017. For further information on debt obligations, see "Debt Facilities" in Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
Capital Lease and Other Financing Obligations
We have numerous capital lease and other financing obligations with maturity dates ranging from 2018 to 2053 under which a total principal balance of $1,699.0 million remained outstanding as of December 31, 2017 with a weighted average effective interest rate of 7.86%. For further information on our capital leases and other financing obligations, see "Capital Lease and Other Financing Obligations" in Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
Contractual Obligations and Off-Balance-Sheet Arrangements
We lease a majority of our IBX data centers and certain equipment under non-cancelable lease agreements expiring through 2065. The following represents our debt maturities, financings, leases and other contractual commitments as of December 31, 2017 (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Senior notes (1)	$—	$—	$—	$—	$750,000	$6,252,000	$7,002,000
Term loans and other loans payable (1)	64,472	77,309	77,237	387,762	857,402	4,093	1,468,275
Interest (2)	342,886	353,152	351,897	349,754	323,925	852,118	2,573,732
Capital lease and other financing obligations (3)	201,910	182,262	182,085	182,050	182,379	1,687,514	2,618,200
Operating leases (4)	176,789	164,711	154,329	144,706	140,451	1,132,964	1,913,950
Other contractual commitments (5)	823,764	69,466	20,965	17,929	18,621	201,043	1,151,788
Asset retirement obligations (6)	1,716	12,357	6,741	3,516	11,794	62,415	98,539
	$1,611,537	$859,257	$793,254	$1,085,717	$2,284,572	$10,192,147	$16,826,484
_________________________

(1)	Represents principal and premium only.

(2)
Represents interest on mortgage payable, senior notes, term loan facilities and other loans payable based on their approximate interest rates as of December 31, 2017, as well as the credit facility fee for the revolving credit facility.

(3)	Represents principal and interest.

(4)	Represents minimum operating lease payments, excluding potential lease renewals.

(5)	Represents unaccrued contractual commitments. Other contractual commitments are described below.

(6)	Represents liability, net of future accretion expense.
In connection with certain of our leases and other contracts requiring deposits, we entered into 41 irrevocable letters of credit totaling $62.6 million under the revolving credit facility. These letters of credit were provided in lieu of cash deposits. If the landlords for these IBX leases decide to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the revolving credit facility. These contingent commitments are not reflected in the table above.
We had accrued liabilities related to uncertain tax positions totaling approximately $57.5 million as of December 31, 2017. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.
Primarily as a result of our various IBX data center expansion projects, as of December 31, 2017, we were contractually committed for $508.2 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during 2018 and thereafter, is reflected in the table above as "other contractual commitments."
We had other non-capital purchase commitments in place as of December 31, 2017, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2018 and beyond. Such other purchase commitments as of December 31, 2017, which total $643.6 million, are also reflected in the table above as "other contractual commitments."
On October 13, 2017, we entered into an agreement to purchase certain real property in Sydney, Australia, for a purchase price of A$110.0 million or approximately $86.7 million, subject to certain closing conditions, which is not reflected in the table above. We expect to close this transaction in 2018.
In December 2017, we entered into a transaction agreement to acquire the Metronode group of companies, for a cash purchase price of A$1.035 billion, or approximately $791.2 million at the exchange rate in effect on December 15, 2017. The transaction is expected to close in the first half of 2018, subject to certain closing conditions, which is not reflected in the table above.
Other Off-Balance-Sheet Arrangements
We have various guarantor arrangements with both our directors and officers and third parties, including customers, vendors and business partners. As of December 31, 2017, there were no significant liabilities recorded for these arrangements. For additional information, see "Guarantor Arrangements" in Note 14 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our financial statements requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. Management bases its assumptions, estimates and judgments on historical experience, current trends and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, because future events and their effects cannot be determined with certainty, actual results may differ from these assumptions and estimates, and such differences could be material.
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

As of December 31, 2017 and 2016, we had net total deferred tax liabilities of $186.3 million and $212.0 million, respectively. As of December 31, 2017 and 2016, we had a total valuation allowance of $84.6 million and $29.2 million, respectively. If and when we reduce our remaining valuation allowances, it may have a favorable impact to our financial position and results of operations in the periods when such determinations are made. We will continue to assess the need for our valuation allowances, by country or location, in the future

During the year ended December 31, 2017, we provided full and partial valuation allowances on the Spanish and Turkish deferred tax assets acquired from the Itconic and Zenium data center acquisitions, respectively. In addition, we set up a full valuation allowance on the deferred tax asset associated with tax goodwill obtained as a result of a reorganization in Brazil. During the year ended December 31, 2016, we decided to release the valuation allowances related to the historical data center operations in Japan. This reduction in valuation allowance was partially offset by the full valuation allowance setups in Brazil and Canada as well as the increase in valuation allowances in Europe due to the TelecityGroup acquisition and integration.

As of December 31, 2017 and 2016, we had unrecognized tax benefits of $82.4 million and $72.2 million, respectively, exclusive of interest and penalties. During the year ended December 31, 2017, the unrecognized tax benefits increased by $10.2 million primarily due to the TelecityGroup integrations which was partially offset by the recognition of unrecognized tax benefits related to the Company’s tax positions in the U.S. and Brazil as a result of a lapse in statutes of limitations. During the year ended December 31, 2016, the unrecognized tax benefits increased by $41.4 million primarily due to the TelecityGroup acquisition and integration. The unrecognized tax benefits of $82.4 million as of December 31, 2017, if subsequently recognized, will affect our effective tax rate favorably at the time when such benefits are recognized.

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

We use all available information to estimate fair values. We typically engage outside appraisal firms to assist in determining the fair value of identifiable intangible assets such as customer contracts, leases and any other significant assets or liabilities and contingent consideration, as well as the estimated useful life of intangible assets. We adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date if we obtain more information regarding asset valuations and liabilities assumed.

Our purchase price allocation methodology contains uncertainties because it requires assumptions and management’s judgment to estimate the fair value of assets acquired and liabilities assumed at the acquisition date. Key judgment used to estimate the fair value of intangible assets include projected revenue growth and operating margins, discount rates, customer attrition rates, as well as the estimated useful life of intangible assets. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses. Our estimates are inherently uncertain and subject to refinement. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.

During the last three years, we have completed a number of business combinations, including the Itconic Acquisition in October, 2017, Zenium data center acquisition in October, 2017, the Verizon Data Center Acquisition in May, 2017, IO Acquisition in February, 2017, the Paris IBX Data Center Acquisition in August 2016, TelecityGroup acquisition in January 2016, Bit-isle acquisition in November 2015, and Nimbo acquisition in January 2015. In 2017, we have finalized the purchase price allocation for the Paris IBX Data Center and IO acquisitions in the first and fourth quarters, respectively. The purchase price allocation for the TelecityGroup and Bit-isle acquisitions were completed in the fourth quarters of 2016 and 2015, respectively.

As of December 31, 2017, 2016 and 2015, we had net intangible assets of $2.4 billion, $719.2 million and $224.6 million, respectively. We recorded amortization expense for intangible assets of $177.0 million, $122.9 million and $27.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we used to complete the purchase price allocations and the fair value of assets acquired and liabilities assumed. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material, which would be recorded in our consolidated statements of operations in 2018 or beyond.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Accounting for Impairment of Goodwill and Other Intangible Assets

In accordance with the accounting standard for goodwill and other intangible assets, we perform goodwill and other intangible assets impairment reviews annually, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

We complete the annual goodwill impairment assessment for the Americas reporting unit, the EMEA reporting unit and the Asia-Pacific reporting unit to determine if the fair values of the reporting units exceeded their carrying values. If goodwill is not considered impaired and we are not required to perform step two of goodwill impairment test.

We perform a review of other intangible assets for impairment by assessing events or changes in circumstances that indicate the carrying amount of an asset may not be recoverable.

In 2017, we elected to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, this analysis requires assumptions and estimates before performing the two-step goodwill impairment test, where the assessment requires assumptions and estimates derived from a review of our actual and forecasted operating results, approved business plans, future economic conditions and other market data.

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

In 2017 and 2016, we performed our annual review of other intangible assets by assessing if there were events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable, such as a significant decrease in market price of an asset, a significant adverse change in the extent or manner in which an asset is being used, a significant adverse change in legal factors or business climate that could affect the value of an asset or a continuous deterioration of our financial condition. This assessment requires assumptions and estimates derived from a review of our actual and forecasted operating results, approved business plans, future economic conditions and other market data. There were no specific events in 2016 or 2017 that indicated a significant potential impairment.

As of December 31, 2017, goodwill attributable to the Americas reporting unit, the EMEA reporting unit and the Asia-Pacific reporting unit was $1.6 billion, $2.6 billion and $239.4 million, respectively.

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

The balance of our other intangible assets, net, for the year ended December 31, 2017 was $2.4 billion. While we have not recorded an impairment charge against our other intangible assets to date, future events or changes in circumstances, such as a significant decrease in market price of an asset, a significant adverse change in the extent or manner in which an asset is being used, a significant adverse change in legal factors or business climate, may result in an impairment charge in future periods.

Any potential impairment charge against our goodwill and other intangible assets would not exceed the amounts recorded on our consolidated balance sheets.

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

Another area of judgment for us in connection with our property, plant and equipment is related to lease accounting. Most of our IBX data centers are leased. Each time we enter into a new lease or lease amendment for one of our IBX data centers, we analyze each lease or lease amendment for the proper accounting. This requires certain judgments on our part such as establishing the lease term to include in a lease test, establishing the remaining estimated useful life of the underlying property or equipment and estimating the fair value of the underlying property or equipment, establishing the incremental borrowing rate to calculate the present value of the minimum lease payment for the lease test. All of these judgments are inherently uncertain. Different assumptions or estimates could result in a different accounting treatment for a lease.

The assessment of long-lived assets for impairment requires assumptions and estimates of undiscounted and discounted future cash flows. These assumptions and estimates require significant judgment and are inherently uncertain.

As of December 31, 2017, 2016 and 2015, we had property, plant and equipment of $9.4 billion, $7.2 billion, and $5.6 billion, respectively. During the years ended December 31, 2017, 2016 and 2015, we recorded depreciation expense of $865.5 million, $714.3 million, and $498.1 million, respectively. While we evaluated the appropriateness, we did not revise the estimated useful lives of our property, plant and equipment during the years ended December 31, 2017, 2016 and 2015. Further changes in our estimated useful lives of our property, plant and equipment could have a significant impact on our results of operations.

As of December 31, 2017, 2016 and 2015, we had property, plant and equipment under capital leases and other financing obligations of $1.8 billion, $1.6 billion and $1.5 billion, respectively. We recorded accumulated depreciation for assets under capital leases and other financing obligations of $348.4 million, $283.7 million and $221.8 million as of December 31, 2017, 2016 and 2015, respectively.

Additionally, during the years ended December 31, 2017, 2016 and 2015, we recorded rent expense of $157.9 million, $140.6 million, and $101.5 million under operating leases.

Recent Accounting Pronouncements
See "Recent Accounting Pronouncements" in Note 1 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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
Investment Portfolio Risk
We maintain an investment portfolio of various holdings, types, and maturities that is prioritized on meeting REIT asset requirements. All of our marketable securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a component of other comprehensive income, net of tax. We consider various factors in determining whether we should recognize an impairment charge for our securities, including the length of time and extent to which the fair value has been less than our cost basis and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery. We anticipate that we will recover the entire cost basis of these securities and have determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the year ended December 31, 2017.
As of December 31, 2017, our investment portfolio of cash equivalents and marketable securities consisted of money market funds, certificates of deposits and publicly traded equity securities. The amount in our investment portfolio that could be susceptible to market risk totaled $464.6 million.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate 10% increase or decrease in current interest rates from their position as of December 31, 2017 would not have a material impact on our debt obligations due to the fixed nature of the majority of our debt obligations. However, the interest expense associated with our senior credit facility and term loans, which bear interest at variable rates, could be affected. For every 100 basis point change in interest rates, our annual interest expense could increase by a total of approximately $12.6 million or decrease by a total of approximately $3.8 million based on the total balance of our primary borrowings under the Term A loan facility and the Japanese yen term loan as of December 31, 2017. As of December 31, 2017, we had not employed any interest rate derivative products against our debt obligations. However, we may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.
The fair value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair value of the fixed interest rate debt but do not impact our earnings or cash flows. The fair value of our senior notes, which are traded in the market, was based on quoted market prices. The fair value of our mortgage and loans payable, which are not traded in the market, is estimated by considering our credit rating, current rates available to us for debt of the same remaining maturities and the terms of the debt. The following table represents the carrying value and estimated fair value of our mortgage and loans payable and senior notes as of (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Mortgage and loans payable	$1,468,275	$1,464,877	$1,459,826	$1,461,954
Senior notes	7,002,000	7,288,673	3,850,000	4,033,985
___________________

(1)	The carrying value is gross of debt issuance cost and discount.

Foreign Currency Risk
A significant portion of our revenue is denominated in U.S. dollars, however, approximately 54.8% of our revenues and 53.8% of our operating costs are attributable to Brazil, Canada and the EMEA and Asia-Pacific regions, and a large portion of those revenues and costs are denominated in a currency other than the U.S. dollar, primarily the Euro, British pound, Japanese yen,

Singapore dollar, Hong Kong dollar, Australian dollar and Brazilian real. To help manage the exposure to foreign currency exchange rate fluctuations, we have implemented a number of hedging programs, in particular (i) a cash flow hedging program to hedge the forecasted revenues and expenses in our EMEA region, (ii) a balance sheet hedging program to hedge the remeasurement of monetary assets and liabilities denominated in foreign currencies, and (iii) a net investment hedging program to hedge the long term investments in our foreign subsidiaries. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements and its impact on the consolidated statements of operations. As of December 31, 2017, the outstanding foreign currency forward contracts had maturities of up to two years.
We have entered into various foreign currency loans and senior notes which are designated as hedges against our net investment in foreign subsidiaries. As of December 31, 2017, the total principal amount of foreign currency loans and senior notes was $3,819.4 million, including $2,402.0 million denominated in Euro, $675.9 million denominated in British pound, $341.9 million denominated in Swedish krona and $399.6 million denominated in Japanese Yen. As of December 31, 2017, we have designated $3,149.5 million of the total principal amount of foreign currency loans and senior notes as net investment hedges. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge, except the ineffective portion and forward points, are recorded as a component of other comprehensive income in the consolidated balance sheets. We did not record any ineffectiveness during 2017. Any remaining change in the carrying value of the foreign currency loans and senior notes is recognized in other income (expense) in our consolidated statements of operations.
Fluctuations in the exchange rates between these foreign currencies (i.e. Euro, British pound, Swedish krona and Japanese Yen) and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the foreign currency loans and senior notes at maturity. If the U.S. Dollar would have been weaker or stronger by 10% in comparison to these foreign currencies as of December 31, 2017, we estimate our obligation to cash settle the principal of these foreign currency loans and senior notes in U.S. Dollars would have increased or decreased by approximately $382.0 million respectively.
For the foreseeable future, we anticipate that approximately 50% or less of our revenues and operating costs will continue to be generated and incurred outside of the U.S. in currencies other than the U.S. dollar. During fiscal 2017, the U.S. dollar became generally weaker relative to certain of the currencies of the foreign countries in which we operate. This overall weakening of the U.S. dollar had a positive impact on our consolidated results of operations because the foreign denominations translated into more U.S. dollars. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which we do business could have a significant impact on our consolidated financial position and results of operations including the amount of revenue that we report in future periods.
With the existing cash flow hedges in place, a hypothetical additional 10% strengthening of the U.S. dollar during the year ended December 31, 2017 would have resulted in a reduction of our revenues and operating expenses, including depreciation and amortization expenses, for the year by approximately $132.4 million and $134.4 million, respectively.
With the existing cash flow hedges in place, a hypothetical additional 10% weakening of the U.S. dollar during the year ended December 31, 2017 would have resulted in an increase of our revenues and operating expenses, including depreciation and amortization expenses, for the year by approximately $127.3 million and $136.0 million, respectively.
We may enter into additional hedging activities in the future to mitigate our exposure to foreign currency risk as our exposure to foreign currency risk continues to increase due to our growing foreign operations; however, we do not currently intend to eliminate all foreign currency transaction exposure.
Commodity Price Risk
Certain operating costs incurred by us are subject to price fluctuations caused by the volatility of underlying commodity prices. The commodities most likely to have an impact on our results of operations in the event of price changes are electricity, supplies and equipment used in our IBX data centers. We closely monitor the cost of electricity at all of our locations. We have entered into several power contracts to purchase power at fixed prices in certain locations in the U.S., Australia, Brazil, France, Germany, Japan, the Netherlands, Singapore and the United Kingdom.
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
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.
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
Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-1 of this Annual Report on Form 10-K.
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

Changes in Internal Control Over Financial Reporting
There was no change in our internal controls over financial reporting during the fourth quarter of fiscal 2017 that has materially affected, or is reasonable likely to affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
There is no disclosure to report pursuant to Item 9B.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is incorporated by reference to the Equinix proxy statement for the 2018 Annual Meeting of Stockholders.
We have adopted a Code of Ethics applicable for the Chief Executive Officer and Senior Financial Officers and a Code of Business Conduct. This information is incorporated by reference to the Equinix proxy statement for the 2018 Annual Meeting of Stockholders and is also available on our website, www.equinix.com.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to the Equinix proxy statement for the 2018 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference to the Equinix proxy statement for the 2018 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the Equinix proxy statement for the 2018 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated by reference to the Equinix proxy statement for the 2018 Annual Meeting of Stockholders.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
(a)(2) Financial statements and schedules:

Schedule III- Schedule of Real Estate and Accumulated Depreciation at December 31, 2017 with reconciliations for the years ended December 31, 2017, 2016 and 2015	F-66

(a)(3) Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/15	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/15	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/15	2.3

2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	12/6/16	2.1

2.5	Amendment No. 1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	10-K	12/31/16	2.5

2.6	Amendment No.2 to the Transaction Agreement, dated April 30, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	5/1/17	2.1

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/14/11	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/11/13	3.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	3/29/16	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture for the 2023 Notes dated March 5, 2013 between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/13	4.3

4.3	Form of 5.375% Senior Note due 2023 (see Exhibit 4.2)

4.4	Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/14	4.1

4.5	First Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/14	4.2

4.6	Form of 5.375% Senior Note due 2022 (see Exhibit 4.5)

4.7	Second Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/14	4.4

4.8	Form of 5.750% Senior Note due 2025 (see Exhibit 4.7)

4.9	Third Supplemental Indenture, dated as of December 4, 2015, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	12/04/15	4.2

4.10	Form of 5.875% Senior Note due 2026 (see Exhibit 4.9)

4.11	Fourth Supplemental Indenture, dated as of March 22, 2017 between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	3/22/17	4.2

4.12	Form of 5.375% Senior Notes due 2027 (see Exhibit 4.11)

4.13	Fifth Supplemental Indenture, dated as of September 20, 2017 among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent	8-K	9/20/17	4.2

4.14	Form of 2.875% Senior Notes due 2025 (see Exhibit 4.13)

4.15	Indenture, dated as of December 12, 2017, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	12/05/17	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
4.16	Supplemental Indenture, dated as of December 12, 2017, among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent	8-K	12/05/17	4.2

4.17	Form of 2.875% Senior Notes due 2026 (see Exhibit 4.16)

4.18	Form of Registrant’s Common Stock Certificate	10-K	12/31/14	4.13

10.1**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.2**	2000 Equity Incentive Plan, as amended.	10-K	12/31/16	10.2

10.3**	2000 Director Option Plan, as amended.	10-K	12/31/16	10.3

10.4**	2001 Supplemental Stock Plan, as amended.	10-K	12/31/16	10.4

10.5**	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	10-Q	6/30/14	10.5

10.6**	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/08	10.31

10.7**	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/08	10.32

10.8**	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.33

10.9**	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.35

10.10**	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company	2/5/07	10.9

10.11**	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30, 2010.	10-Q	9/30/10	10.42

10.12**	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Meyers, Smith, Taylor and Van Camp	10-K	12/31/10	10.33

10.13**	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.	10-K	12/31/10	10.34

10.14**	International Long-Term Assignment Letter by and between Equinix, Inc. and Eric Schwartz, dated May 21, 2013.	10-Q	6/30/13	10.51

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.15**	Employment Agreement by and between Equinix (EMEA) B.V. and Eric Schwartz, dated as of August 7, 2013.	10-Q	9/30/13	10.54

10.16**	Restricted Stock Unit Agreement dated August 14, 2013 for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	9/30/13	10.55

10.17**	Offer Letter from Equinix, Inc. to Karl Strohmeyer dated October 28, 2013.	10-Q	3/31/14	10.49

10.18**	Restricted Stock Unit Agreement for Karl Strohmeyer under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/14	10.50

10.19**	Change in Control Severance Agreement by and between Karl Strohmeyer and Equinix, Inc. dated December 2, 2013.	10-Q	3/31/14	10.51

10.20**	2015 Form of Revenue/AFFO Restricted Stock Unit Agreement for executives.	10-Q	3/31/15	10.50

10.21**	2015 Form of TSR Restricted Stock Unit Agreement for executives.	10-Q	3/31/15	10.51

10.22**	2015 Form of Time-Based Restricted Stock Unit Agreement for executives.	10-Q	3/31/15	10.52

10.23**	2016 Form of Revenue/AFFO Restricted Stock Unit Agreement for executives.	10-Q	3/31/16	10.57

10.24**	2016 Form of TSR Restricted Stock Unit Agreement for executives.	10-Q	3/31/16	10.58

10.25**	2016 Form of Time-Based Restricted Stock Unit Agreement for executives.	10-Q	3/31/16	10.59

10.26**	2017 Form of Revenue/AFFO Restricted Stock Unit Agreement for Executives.	10-Q	3/31/17	10.35

10.27**	2017 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/17	10.36

10.28**	2017 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/17	10.37

10.29**	Equinix, Inc. Annual Incentive Plan.	10-Q	3/31/17	10.39

10.30**	Equinix, Inc. Annual Incentive Plan 2017 Award Agreement for Executive Staff Employees.	10-Q	3/31/17	10.40

10.31	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014.	10-Q	9/30/14	10.67

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.32	Credit Agreement, by and among Equinix, Inc., as borrower, Equinix LLC and Switch & Data LLC as guarantors, the Lenders (defined therein), Bank of America, N.A., as administrative agent, a Lender and L/C issuer, JPMorgan Chase Bank, N.A., and TD Securities (USA) LLC, as co-syndication agents, Barclays Bank PLC, Citibank, N.A., Royal Bank of Canada and ING Bank N.V., Singapore Branch, as Co-Documentation Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and TD Securities (USA) LLC, as joint lead arrangers and book runners, dated December 17, 2014.	10-K	12/31/14	10.48

10.33	First Amendment to Credit Agreement and first Amendment to Pledge and Security Agreement by and among Equinix, Inc., as borrower, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as administrative agent, dated April 30, 2015.	10-Q	9/30/15	10.52

10.34	Second Amendment to Credit Agreement by and among Equinix, Inc., as borrower, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as administrative agent, dated December 8, 2015.	10-K	12/31/15	10.55

10.35	Third Amendment to Credit Agreement and Second Amendment to Pledge and Security Agreement by and among Equinix, Inc., as borrower, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as administrative agent, dated December 22, 2016.	10-K	12/31/16	10.39

10.36	Fourth Amendment to Credit Agreement by and among Equinix, Inc., as borrower, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as administrative agent, dated August 15, 2017.	10-Q	9/30/17	10.1

10.37	Share Purchase Agreement with Digital Realty Trust, L.P., relating to the sale and purchase of shares in TelecityGroup UK LON Limited, Telecity Netherlands AMS01 AMS04 BV, Equinix Real Estate (TCY AMS04) B.V. and TelecityGroup Germany Fra2 GmbH, dated May 14, 2016.	10-Q	6/30/16	10.55

10.38**	Letter Agreement dated June 9, 2016, by and between Equinix, Inc. and Eric Schwartz, amending his International Long Term Assignment letter dated May 21, 2013 and Employment Agreement with Equinix (EMEA) B.V. dated August 7, 2013.	10-Q	6/30/16	10.56

10.39	Term Loan Agreement dated as of September 30, 2016 among Equinix Japan K.K. as Borrower, the Lenders (defined therein) and Bank of Tokyo-Mitsubishi UFJ, Ltd., as Arranger and Agent.	10-Q	9/30/16	10.42

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.40
Credit Agreement dated as of December 12, 2017 among Equinix, Inc. as Borrower, The Guarantors Parties (defined therein), Bank of America, N.A., as Administrative Agent, Lender and L/C issuer, Barclays Bank PLS, Goldman Sachs Bank USA, HSBC Securities (USA) Inc. ING Capital LLC, TD Securities (USA) LLC, and Wells Fargo Bank, National Association as Co-Documentation Agents, the Other Lenders Party (defined therein) and Bank of America, N.A., Citibank, N.A., JPMorgan Chase Bank, N.A., MUFG, and RBC Capital Markets as Joint Lead Arrangers and Joint Book Runners.
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

EQUINIX, INC. (Registrant)

February 26, 2018	By	/s/ PETER F. VAN CAMP
Peter F. Van Camp
Chief Executive Officer and President
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

Signature	Title	Date
/s/ PETER F. VAN CAMP	Chief Executive Officer (Principal Executive Officer), President and Executive Chairman	February 26, 2018
Peter F. Van Camp
/s/ KEITH D. TAYLOR	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2018
Keith D. Taylor
/s/ THOMAS A. BARTLETT	Director	February 26, 2018
Thomas A. Bartlett
/s/ NANCI CALDWELL	Director	February 26, 2018
Nanci Caldwell
/s/ GARY F. HROMADKO	Director	February 26, 2018
Gary F. Hromadko
/s/ SCOTT G. KRIENS	Director	February 26, 2018
Scott G. Kriens
/s/ WILLIAM K. LUBY	Director	February 26, 2018
William K. Luby
/s/ IRVING F. LYONS, III	Director	February 26, 2018
Irving F. Lyons, III
/s/ CHRISTOPHER B. PAISLEY	Director	February 26, 2018
Christopher B. Paisley

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.40
Credit Agreement dated as of December 12, 2017 among Equinix, Inc. as Borrower, The Guarantors Parties (defined therein), Bank of America, N.A., as Administrative Agent, Lender and L/C issuer, Barclays Bank PLS, Goldman Sachs Bank USA, HSBC Securities (USA) Inc. ING Capital LLC, TD Securities (USA) LLC, and Wells Fargo Bank, National Association as Co-Documentation Agents, the Other Lenders Party (defined therein) and Bank of America, N.A., Citibank, N.A., JPMorgan Chase Bank, N.A., MUFG, and RBC Capital Markets as Joint Lead Arrangers and Joint Book Runners.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Equinix, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Equinix, Inc. and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and other comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP
San Jose, California
February 26, 2018
We have served as the Company’s auditor since 2000.

EQUINIX, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,412,517	$748,476
Short-term investments	28,271	3,409
Accounts receivable, net of allowance for doubtful accounts of $18,228 and $15,675	576,313	396,245
Other current assets	232,027	319,396
Total current assets	2,249,128	1,467,526
Long-term investments	9,243	10,042
Property, plant and equipment, net	9,394,602	7,199,210
Goodwill	4,411,762	2,986,064
Intangible assets, net	2,384,972	719,231
Other assets	241,750	226,298
Total assets	$18,691,457	$12,608,371
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$719,257	$581,739
Accrued property, plant and equipment	220,367	144,842
Current portion of capital lease and other financing obligations	78,705	101,046
Current portion of mortgage and loans payable	64,491	67,928
Other current liabilities	159,914	133,140
Total current liabilities	1,242,734	1,028,695
Capital lease and other financing obligations, less current portion	1,620,256	1,410,742
Mortgage and loans payable, less current portion	1,393,118	1,369,087
Senior notes	6,923,849	3,810,770
Other liabilities	661,710	623,248
Total liabilities	11,841,667	8,242,542
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value per share: 100,000,000 shares authorized in 2017 and 2016; zero shares issued and outstanding	—	—
Common stock, $0.001 par value per share: 300,000,000 shares authorized in 2017 and 2016; 79,440,404 issued and 79,038,062 outstanding in 2017 and 71,817,430 issued and 71,409,015 outstanding in 2016	79	72
Additional paid-in capital	10,121,323	7,413,519
Treasury stock, at cost; 402,342 shares in 2017 and 408,415 shares in 2016	(146,320)	(147,559)
Accumulated dividends	(2,592,792)	(1,969,645)
Accumulated other comprehensive loss	(785,189)	(949,142)
Retained earnings	252,689	18,584
Total stockholders' equity	6,849,790	4,365,829
Total liabilities and stockholders' equity	$18,691,457	$12,608,371

See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Revenues	$4,368,428	$3,611,989	$2,725,867
Costs and operating expenses:
Cost of revenues	2,193,149	1,820,870	1,291,506
Sales and marketing	581,724	438,742	332,012
General and administrative	745,906	694,561	493,284
Acquisition costs	38,635	64,195	41,723
Impairment charges	—	7,698	—
Gain on asset sales	—	(32,816)	—
Total costs and operating expenses	3,559,414	2,993,250	2,158,525
Income from operations	809,014	618,739	567,342
Interest income	13,075	3,476	3,581
Interest expense	(478,698)	(392,156)	(299,055)
Other income (expense)	9,213	(57,924)	(60,581)
Loss on debt extinguishment	(65,772)	(12,276)	(289)
Income from continuing operations before income taxes	286,832	159,859	210,998
Income tax expense	(53,850)	(45,451)	(23,224)
Net income from continuing operations	232,982	114,408	187,774
Net income from discontinued operations, net of tax	—	12,392	—
Net income	$232,982	$126,800	$187,774

Earnings per share ("EPS"):
Basic EPS from continuing operations	$3.03	$1.63	$3.25
Basic EPS from discontinued operations	—	0.18	—
Basic EPS	$3.03	$1.81	$3.25
Weighted-average shares	76,854	70,117	57,790
Dilutive EPS from continuing operations	$3.00	$1.62	$3.21
Dilutive EPS from discontinued operations	—	0.17	—
Diluted EPS	$3.00	$1.79	$3.21
Weighted-average shares	77,535	70,816	58,483
Cash dividends declared per common share	$8.00	$7.00	$17.71
See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Net income	$232,982	$126,800	$187,774
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment ("CTA") gain (loss)	454,269	(507,420)	(186,763)
Net investment hedge CTA gain (loss)	(235,292)	45,505	4,484
Unrealized gain (loss) on available-for-sale securities, net of tax effects of $(10), $(784) and $(4)	14	2,249	(40)
Unrealized gain (loss) on cash flow hedges, net of tax effects of $18,542, $(6,760) and $(1,840)	(54,895)	19,551	4,550
Net actuarial gain (loss) on defined benefit plans, net of tax effects of $39, $(8) and $(214)	(143)	32	1,153
Total other comprehensive income (loss), net of tax	163,953	(440,083)	(176,616)
Comprehensive income (loss), net of tax	$396,935	$(313,283)	$11,158
See accompanying notes to consolidated financial statements.

EQUINIX, INC. Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) For the Three Years Ended December 31, 2017 (in thousands, except share data)

							Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Dividends
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	56,505,122	$57	(53,867)	$(11,411)	$3,334,305	$(424,387)	$(332,443)	$(295,990)	$2,270,131
Net income	—	—	—	—	—	—	—	187,774	187,774
Other comprehensive loss	—	—	—	—	—	—	(176,616)	—	(176,616)
Issuance of common stock in public offering of common stock, net	2,994,792	3	—	—	829,493	—	—	—	829,496
Issuance of common stock and release of treasury stock for employee equity awards	856,406	1	7,348	1,546	28,493	—	—	—	30,040
Issuance of common stock and release of treasury stock for the exchanges and conversions of 4.75% convertible debt	90,163	—	11,784	2,492	5,392	—	—	—	7,884
Dividend distributions	—	—	—	—	—	(393,584)	—	—	(393,584)
Settlement of accrued dividends on vested equity awards	—	—	—	—	3,775	—	—	—	3,775
Issuance of common stock and cash payment for special distribution	1,688,411	1	—	—	501,513	(627,221)	—	—	(125,707)
Accrued dividends on unvested equity awards	—	—	—	—	—	(23,280)	—	—	(23,280)
Tax benefit from employee stock plans	—	—	—	—	30	—	—	—	30
Stock-based compensation, net of estimated forfeitures	—	—	—	—	135,443	—	—	—	135,443
Balance as of December 31, 2015	62,134,894	62	(34,735)	(7,373)	4,838,444	(1,468,472)	(509,059)	(108,216)	2,745,386
Net income	—	—	—	—	—	—	—	126,800	126,800
Other comprehensive loss	—	—	—	—	—	—	(440,083)	—	(440,083)
Issuance of common stock and release of treasury stock for employee equity awards	847,374	1	7,099	1,502	33,172	—	—	—	34,675
Issuance of common stock for TelecityGroup acquisition	6,853,500	7	—	—	2,077,905	—	—	—	2,077,912
Issuance of common stock, net and release of treasury stock for the exchanges and conversions of 4.75% convertible debt	1,981,662	2	(380,779)	(141,688)	291,711	—	—	—	150,025
Dividend distributions	—	—	—	—	—	(492,403)	—	—	(492,403)
Settlement of accrued dividends on vested equity awards	—	—	—	—	8,270	(1,000)	—	—	7,270
Accrued dividends on unvested equity awards	—	—	—	—	—	(7,770)	—	—	(7,770)
Tax benefit from employee stock plans	—	—	—	—	2,773	—	—	—	2,773
Stock-based compensation, net of estimated forfeitures	—	—	—	—	161,244	—	—	—	161,244

EQUINIX, INC. Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) - continued For the Three Years Ended December 31, 2017 (in thousands, except share data)

							Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Dividends
	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	71,817,430	72	(408,415)	(147,559)	7,413,519	(1,969,645)	(949,142)	18,584	4,365,829
Adjustment from adoption of new accounting standard	—	—	—	—	—	—	—	1,123	1,123
Net income	—	—	—	—	—	—	—	232,982	232,982
Other comprehensive income	—	—	—	—	—	—	163,953	—	163,953
Issuance of common stock in public offering of common stock, net	6,069,444	6	—	—	2,126,333	—	—	—	2,126,339
Issuance of common stock and release of treasury stock for employee equity awards	790,329	1	6,073	1,239	40,449	—	—	—	41,689
Issuance of common stock under ATM Program, net	763,201	—	—	—	355,082	—	—	—	355,082
Dividend distributions	—	—	—	—	—	(612,085)	—	—	(612,085)
Settlement of accrued dividends on vested equity awards	—	—	—	—	4,280	(890)	—	—	3,390
Accrued dividends on unvested equity awards	—	—	—	—	—	(10,172)	—	—	(10,172)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	181,660	—	—	—	181,660
Balance as of December 31, 2017	79,440,404	$79	(402,342)	$(146,320)	$10,121,323	$(2,592,792)	$(785,189)	$252,689	$6,849,790
See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$232,982	$126,800	$187,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	865,472	714,345	498,134
Stock-based compensation	175,500	155,567	132,443
Amortization of intangible assets	177,008	122,862	27,446
Amortization of debt issuance costs and debt discounts	24,449	19,137	16,050
Provision for allowance for doubtful accounts	5,627	8,260	5,037
Impairment charges	—	7,698	—
Gain on asset sales	—	(32,816)	—
Gain on sale of discontinued operations	—	(2,351)	—
Loss on debt extinguishment	65,772	12,276	289
Other items	(11,243)	20,609	16,490
Changes in operating assets and liabilities:
Accounts receivable	(161,774)	(100,230)	(44,583)
Income taxes, net	(34,936)	29,020	(109,579)
Other assets	20,180	(72,831)	(70,371)
Accounts payable and accrued expenses	74,488	61,565	109,125
Other liabilities	5,708	(50,558)	126,568
Net cash provided by operating activities	1,439,233	1,019,353	894,823
Cash flows from investing activities:
Purchases of investments	(57,926)	(42,325)	(359,031)
Sales and maturities of investments	46,421	53,164	873,139
Business acquisitions, net of cash and restricted cash acquired	(3,963,280)	(1,766,606)	(245,503)
Purchases of real estate	(95,083)	(28,118)	(38,282)
Purchases of other property, plant and equipment	(1,378,725)	(1,113,365)	(868,120)
Proceeds from sale of assets, net of cash transferred	47,767	851,582	—
Net cash used in investing activities	(5,400,826)	(2,045,668)	(637,797)
Cash flows from financing activities:
Proceeds from employee equity awards	41,696	34,179	30,040
Payment of dividends and special distribution	(621,497)	(499,463)	(521,461)
Proceeds from public offering of common stock, net of issuance costs	2,481,421	—	829,496
Proceeds from senior notes	3,628,701	—	1,100,000
Proceeds from loans payable	2,056,876	1,168,304	1,197,108
Repayment of senior notes	(500,000)	—	—
Repayment of capital lease and other financing obligations	(93,470)	(114,385)	(28,663)
Repayment of mortgage and loans payable	(2,277,798)	(1,462,888)	(715,270)
Debt extinguishment costs	(26,122)	(11,380)	—
Debt issuance costs	(81,047)	(11,381)	(18,098)
Other financing activities	(900)	(51)	—
Net cash provided by (used in) financing activities	4,607,860	(897,065)	1,873,152
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	31,187	(21,800)	(39,784)
Net increase (decrease) in cash, cash equivalents and restricted cash	677,454	(1,945,180)	2,090,394
Cash, cash equivalents and restricted cash at beginning of period	773,247	2,718,427	628,033
Cash, cash equivalents and restricted cash at end of period	$1,450,701	$773,247	$2,718,427
Supplemental cash flow information
Cash paid for taxes	$72,641	$39,320	$132,302
Cash paid for interest	$444,793	$350,083	$237,410

Cash and cash equivalents	$1,412,517	$748,476	$2,228,838
Current portion of restricted cash included in other current assets	26,919	15,065	479,417
Non-current portion of restricted cash included in other assets	11,265	9,706	10,172
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$1,450,701	$773,247	$2,718,427

See accompanying notes to consolidated financial statements.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Business and Summary of Significant Accounting Policies
Nature of Business
Equinix, Inc. ("Equinix" or the "Company") was incorporated in Delaware on June 22, 1998. Equinix provides colocation space and related services. Global enterprises, content providers, financial companies and network service providers rely upon Equinix’s insight and expertise to safehouse and connect their most valued information assets. The Company operates International Business ExchangeTM ("IBX®") data centers, or IBX data centers, across the Americas; Europe, Middle East and Africa ("EMEA") and Asia-Pacific geographic regions where customers directly interconnect with a network ecosystem of partners and customers. More than 1,700 network service providers offer access to the world’s internet routes inside the Company’s IBX data centers. This access to internet routes provides Equinix customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location.
The Company has been operating as a Real Estate Investment Trust for federal income tax purposes ("REIT") effective January 1, 2015. See "Income Taxes" in Note 13 below for additional information.
On January 14, 2015, the Company acquired all of the issued and outstanding share capital of Nimbo Technologies Inc. ("Nimbo"). On November 2, 2015, the Company acquired Bit-isle, Inc. ("Bit-isle"), a Tokyo-based company which primarily provided data center solutions in Japan. On January 15, 2016, the Company completed its acquisition of Telecity Group plc ("TelecityGroup") which provided data center solutions in Europe. On August 1, 2016, the Company completed the purchase of Digital Realty's operating business in Paris (the "Paris IBX Data Center Acquisition"), which housed Equinix' Paris 2 and Paris 3 data centers. On February 3, 2017, the Company acquired IO UK's data center operating business in Slough, United Kingdom ("IO Acquisition"). On May 1, 2017, the Company completed the acquisition of certain colocation business from Verizon Communications Inc. ("Verizon") consisting of 29 data center buildings located in the United States, Brazil and Colombia (the "Verizon Data Center Acquisition"). On October 6, 2017, the Company completed the acquisition of Zenium's data center business in Istanbul and on October 9, 2017, the Company completed the acquisition of Itconic, a data center business in Spain and Portugal. As a result of these acquisitions, the Company operates 190 IBX data centers in 48 markets across five continents.
Basis of Presentation, Consolidation and Foreign Currency
The accompanying consolidated financial statements include the accounts of Equinix and its subsidiaries, including the acquisitions of Itconic from October 9, 2017, the Zenium data center from October 6, 2017, the Verizon data center business from May 1, 2017, the IO UK data center operating business from February 3, 2017, the Paris IBX Data Center from August 1, 2016, TelecityGroup from January 15, 2016, Bit-isle from November 2, 2015 and Nimbo from January 14, 2015. All intercompany accounts and transactions have been eliminated in consolidation. Foreign exchange gains or losses resulting from foreign currency transactions, including intercompany foreign currency transactions, that are anticipated to be repaid within the foreseeable future, are reported within other income (expense) on the Company’s accompanying consolidated statements of operations. For additional information on the impact of foreign currencies to the Company’s consolidated financial statements, see "Accumulated Other Comprehensive Loss" in Note 11.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S.") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the allowance for doubtful accounts, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property, plant and equipment, assets acquired and liabilities assumed from acquisitions, asset retirement obligations and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable.
Cash, Cash Equivalents and Short-Term and Long-Term Investments
The Company considers all highly liquid instruments with an original maturity from the date of purchase of three months or less to be cash equivalents. Cash equivalents consist of money market mutual funds and certificates of deposit with original maturities up to 90 days. Short-term investments generally consist of certificates of deposit with original maturities of between

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

90 days and one year. Long-term investments consist of certificates of deposit with original maturities of one year or more and publicly traded equity securities. The Company’s investments in publicly traded equity securities are classified as "available-for-sale" and are carried at fair value with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income (loss). The cost of securities sold is based on the specific identification method. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades.
Equity Method and Cost Method Investments
The Company's investments in non-marketable equity securities are accounted under the cost method or the equity method. For cost method investments, the Company records the dividends declared by the investees in other income and expense in the consolidated statement of operations and records any dividends in excess of earnings as a reduction of cost of investment. For equity method investments, the Company adjusts the carrying amount of an investment for its share of the earnings and losses of the investees and recognizes its share of income or loss in other income and expense in the consolidated statement of operations. The Company records cost method and equity method investments in other assets in the consolidated balance sheet. The Company reviews these investments periodically to determine if any investments may be other-than-temporarily impaired primarily based on the financial condition and near-term prospects of these companies and funds.
Financial Instruments and Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, short-term investments, long-term investments and accounts receivable. Risks associated with cash and cash equivalents, short-term investments and long-term investments are mitigated by the Company’s investment policy, which limits the Company’s investing to only those marketable securities rated at least A-1/P-1 Short Term Rating and A-/A3 Long Term Rating, as determined by independent credit rating agencies.
A significant portion of the Company’s customer base is comprised of businesses throughout the Americas. However, a portion of the Company’s revenues are derived from the Company’s EMEA and Asia-Pacific operations. The following table sets forth percentages of the Company’s revenues by geographic region for the years ended December 31:

	2017	2016	2015
Americas	50%	47%	55%
EMEA	31%	32%	26%
Asia-Pacific	19%	21%	19%
No single customer accounted for greater than 10% of accounts receivable or revenues as of or for the years ended December 31, 2017, 2016 and 2015.
Property, Plant and Equipment
Property, plant and equipment are stated at the Company’s original cost or at fair value for property, plant and equipment acquired through acquisitions, net of depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements and integral equipment at leased locations are amortized over the shorter of the lease term or the estimated useful life of the asset or improvement. Leasehold improvements acquired through acquisition are amortized over the shorter of the useful life of the assets or terms that include required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. Leasehold improvements that are placed into service significantly after and not contemplated at or near the beginning of the lease term are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable such as a significant decrease in market price of an asset, a significant adverse change in the extent or manner in which an asset is being used or in its physical condition, a significant adverse change in legal factors or business climate that could affect the value of an asset or a continuous deterioration of the Company’s financial condition. Recoverability of assets to be held and used is assessed by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated discounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.
The Company did not record any impairment charges related to its property, plant and equipment during the years ended December 31, 2017 and 2015. However, the Company recorded an impairment charge of $7.7 million relating to assets held for sale for the year ended December 31, 2016 as described below.
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
Asset Retirement Costs
The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. Subsequent to the initial measurement, the Company accretes the liability in relation to the asset retirement obligations over time and the accretion expense is recorded as a cost of revenue. The Company’s asset retirement obligations are primarily related to its IBX data centers, of which the majority are leased under long-term arrangements, and, in certain cases, are required to be returned to the landlords in their original condition. The majority of the Company’s IBX data center leases have been subject to significant development by the Company in order to convert them from, in most cases, vacant buildings or warehouses into IBX data centers. The majority of the Company’s IBX data centers’ initial lease terms expire at various dates ranging from 2018 to 2065 and most of them enable the Company to extend the lease terms.
Goodwill and Other Intangible Assets
The Company has three reportable segments comprised of the 1) Americas, 2) EMEA and 3) Asia-Pacific geographic regions, which the Company also determined are its reporting units. Goodwill will not be amortized and will be tested for impairment at

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

lease annually. As of December 31, 2017, the Company had goodwill attributable to its Americas, EMEA and Asia-Pacific reporting units.
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
The Company assessed qualitative and quantitative factors during the fourth quarter of 2017 to determine whether it was more likely than not that the fair value of its Americas reporting unit, EMEA reporting unit and Asia-Pacific reporting unit was less than its carrying value. Qualitative factors considered in the assessment include industry and market conditions, overall financial performance, and other relevant events and factors affecting the reporting unit. Additionally, as part of this analysis, the Company may perform a quantitative analysis to support the qualitative factors by evaluating sensitivities to assumptions and inputs used in measuring a reporting unit's fair value. In 2016, the Company elected to bypass the qualitative assessment and performed the first step of the two-step goodwill impairment test for its Americas, EMEA and Asia-Pacific reporting units during the fourth quarter of 2016. In order to determine the fair value of each reporting unit, the Company utilizes the discounted cash flow and market methods. The assumptions supporting the discounted cash flow method was determined using the Company’s best estimates as of the date of the impairment review.
As of December 31, 2017 and December 31, 2016, the Company concluded that it was more likely than not that goodwill attributed to the Company’s Americas, EMEA and Asia-Pacific reporting units was not impaired as the fair value of each reporting unit exceeded the carrying value of its respective reporting unit, including goodwill.
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
All of our intangible assets are subject to amortization and are amortized using the straight-line method over their estimated period of benefit. We perform a review of other intangible assets for impairment by assessing events or changes in circumstances that indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is assessed by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated discounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not record any impairment charges related to its other intangible assets during the years ended December 31, 2017, 2016 and 2015.
For further information on goodwill and other intangible assets, see Note 2 and Note 6 below.
Debt Issuance Costs
Loan fees and costs are capitalized and are amortized over the life of the related loans based on the effective interest method. Such amortization is included as a component of interest expense. Debt issuance costs related to outstanding debt are presented as a reduction of the carrying amount of the debt liability and debt issuance costs related to the revolving credit facility are presented as other assets. For the year ended December 31, 2016, debt issuance costs related to the unsecured bridge facility and undrawn term B-2 Loan are presented as other current assets.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Derivatives and Hedging Activities
The Company recognizes all derivatives on the Company's consolidated balance sheets at fair value. The accounting for changes in the value of a derivative depends on whether or not the contract has been designated and qualifies for hedge accounting. In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged. In order for a derivative to be designated as a hedge, there must be documentation of the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure, and how effectiveness is to be assessed prospectively and retrospectively. To assess effectiveness of derivatives that qualify for hedge accounting, the Company uses a regression analysis. The extent to which a hedging instrument has been and is expected to continue to be effective at achieving offsetting changes in cash flows is assessed and documented at least quarterly. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income (loss) and recognized in the consolidated statements of operations when the hedged cash flows affect earnings in the same statement of operations line item as the hedged item. The ineffective portion of cash flow hedges is immediately recognized in earnings. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued. If the hedge relationship is terminated, then the change in fair value of the derivative recorded in other comprehensive income (loss) is recognized in earnings when the cash flows that were hedged occur, consistent with the original hedge strategy. For hedge relationships discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related derivative amounts recorded in other comprehensive income (loss) are immediately recognized in earnings.
Foreign currency gains or losses associated with derivatives that do not qualify for hedge accounting are recorded within other income (expense) in the Company’s consolidated statements of operations, with the exception of foreign currency embedded derivatives contained in certain of the Company’s customer contracts (see "Revenue Recognition" below), which are recorded within revenues in the Company’s consolidated statements of operations. The Company does not use derivatives for speculative or trading purposes.
For further information on derivatives and hedging activities, see Note 7 below.
Fair Value of Financial Instruments
The carrying value of the Company’s cash and cash equivalents, short-term investments, long-term investments and derivative instruments represent their fair value, while the Company’s accounts receivable, accounts payable and accrued expenses and accrued property, plant and equipment approximate their fair value due primarily to the short-term maturity of the related instruments. The fair value of the Company’s debt, which is traded in the public debt market, is based on quoted market prices. The fair value of the Company’s debt, which is not publicly traded, is estimated by considering the Company’s credit rating, current rates available to the Company for debt of the same remaining maturities and terms of the debt.
Fair Value Measurements
The Company measures and reports certain financial assets and liabilities at fair value on a recurring basis, including its investments in money market funds, certificates of deposit, publicly traded equity securities and derivatives.
The Company also follows the accounting standard for the measurement of fair value for non-financial assets and liabilities on a nonrecurring basis. These include:

•	Non-financial assets and non-financial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent reporting periods;

•	Reporting units and non-financial assets and non-financial liabilities measured at fair value for goodwill impairment tests;

•	Indefinite-lived intangible assets measured at fair value for impairment assessments;

•	Non-financial long-lived assets or asset groups measured at fair value for impairment assessments or disposal; and

•	Asset retirement obligations initially measured at fair value but not subsequently measured at fair value.
For further information on fair value measurements, see Note 8 below.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue Recognition
Equinix derives more than 90% of its revenues from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing of cabinet space and power; (2) interconnection offerings, such as cross connects and Equinix Exchange ports; (3) managed infrastructure solutions and (4) other revenues consisting of rental income from tenants or subtenants. The remainder of the Company’s revenues are from non-recurring revenue streams, such as installation revenues, certain professional services, contract settlements and equipment sales. Revenues from recurring revenue streams are generally billed monthly and recognized ratably over the term of the contract, generally one to three years for IBX data center colocation customers. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the period the customer is expected to benefit from the installation. Professional service fees are recognized in the period in which the services were provided and represent the culmination of a separate earnings process as long as they meet the criteria for separate recognition under the accounting standard related to revenue arrangements with multiple deliverables. Revenue from providing bandwidth access and equipment sales is recognized on a gross basis in accordance with the accounting standard related to reporting revenue gross as a principal versus net as an agent, primarily because the Company acts as the principal in the transaction, takes title to products and services and bears inventory and credit risk. To the extent the Company does not meet the criteria for recognizing bandwidth access and equipment services as gross revenue, the Company records the revenue on a net basis. Revenue from contract settlements, when a customer wishes to terminate their contract early, is generally recognized as the termination occurs, when no remaining related performance obligations exist and the customer is deemed to be creditworthy, to the extent that the revenue has not previously been recognized.
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
The Company assesses collectability based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company generally does not request collateral from its customers although in certain cases the Company obtains a security interest in a customer’s equipment placed in its IBX data centers or obtains a deposit. If the Company determines that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash. In addition, the Company also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for which the Company had expected to collect the revenues. If the financial condition of the Company’s customers were to deteriorate or if they became insolvent, resulting in an impairment of their ability to make payments, greater allowances for doubtful accounts may be required. Management specifically analyzes accounts receivable and current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of the Company’s reserves. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectable are charged to bad debt expense included in general and administrative expense in the consolidated statements of operations. A specific bad debt reserve of up to the full amount of a particular invoice value is provided for certain problematic customer balances. An additional reserve is established for all other accounts based on the age of the invoices and an analysis of historical credits issued. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Company has been operating as a REIT for federal income tax purposes effective January 1, 2015. As a result, the Company may deduct the distributions made to its stockholders from taxable income generated by the Company and its qualified REIT subsidiaries ("QRSs"). The Company’s dividends paid deduction generally eliminates the U.S. taxable income of the Company and its QRSs, resulting in no U.S. income tax due. However, the Company's taxable REIT subsidiaries ("TRSs") will continue to be subject to income taxes on any taxable income generated by them. In addition, the foreign operations of the Company will continue to be subject to local income taxes regardless of whether the foreign operations are operated as a QRS or TRS.
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
The Company uses the Black-Scholes option-pricing model to determine the fair value of its employee stock purchase plan. The determination of the fair value of shares purchased under the employee stock purchase plan is affected by assumptions regarding a number of complex and subjective variables including the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock purchase behaviors. The Company estimated the expected volatility by using the average historical volatility of its common stock that it believed was best representative of future volatility. The risk-free interest rate used was based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the equity awards. The expected dividend rate used was based on average dividend yields and the expected term used was equal to the term of each purchase window.
The accounting standard for stock-based compensation does not allow the recognition of unrealized tax benefits associated with the tax deductions in excess of the compensation recorded (excess tax benefit) until the excess tax benefit is realized (i.e., reduces taxes payable). In periods prior to 2017, the Company recognized the benefit from stock-based compensation in equity when the excess tax benefit is realized by following the "with-and-without" approach. Upon adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) on January 1, 2017, the Company records the excess tax benefits from stock-based compensation as income tax expense through the statement of operations instead of additional paid-in capital as required under the previous guidance.
For further information on stock-based compensation, see Note 12 below.
Foreign Currency Translation
The financial position of foreign subsidiaries is translated using the exchange rates in effect at the end of the period, while income and expense items are translated at average rates of exchange during the period. Gains or losses from translation of foreign

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

operations where the local currency is the functional currency are included as other comprehensive income (loss). The net gains and losses resulting from foreign currency transactions are recorded in net income (loss) in the period incurred and reported within other income and expense. Certain inter-company balances are designated as loans of a long-term investment-type nature. Accordingly, exchange gains and losses associated with these long-term inter-company balances are recorded as a component of other comprehensive income (loss), along with translation adjustments.
Earnings Per Share
The Company computes basic and diluted EPS for net income. Basic EPS is computed using net income and the weighted-average number of common shares outstanding. Diluted EPS is computed using net income, adjusted for interest expense as a result of the assumed conversion of the Company’s 4.75% Convertible Subordinated Notes, if dilutive, and the weighted-average number of common shares outstanding plus any dilutive potential common shares outstanding. Dilutive potential common shares include the assumed exercise, vesting and issuance activity of employee equity awards using the treasury stock method, as well as shares issuable upon the assumed conversion of the 4.75% Convertible Subordinated Notes. See Note 3 below.
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
Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
In August 2017, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU was issued to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and to simplify the application of the hedge accounting guidance in current generally accepted accounting principles ("GAAP"). This ASU permits hedge accounting for risk components involving nonfinancial risk and interest rate risk, requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the hedged item is reported, no longer requires separate measurement and reporting of hedge ineffectiveness, eases the requirement for hedge effectiveness assessment, and requires a tabular disclosure related to the effect on the income statement of fair value and cash flow hedges. This ASU is effective for annual or any interim reporting periods beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
In May 2017, FASB issued ASU No. 2017-09 Compensation–Stock Compensation (Topic 718). This ASU was issued primarily to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. This ASU affects any entity that changes the terms or conditions of a share-based payment award. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for annual or any interim reporting periods beginning after December 15, 2017 with early adoption permitted. The Company will adopt this standard effective January 1, 2018. The adoption of ASU 2017-09 is not expected to have a significant impact on its consolidated financial statements.
In March 2017, FASB issued ASU No. 2017-07 Compensation–Retirement Benefits (Topic 715). This ASU was issued primarily to improve the presentation of net periodic pension cost and net periodic post-retirement benefit cost. This ASU requires that an employer reports the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic post-retirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. This ASU is effective for annual or any interim reporting periods beginning after December 15, 2017. The Company will adopt this standard effective January 1, 2018. The adoption of ASU 2017-07 is not expected to have a significant impact on its consolidated financial statements.
In February 2017, FASB issued ASU No. 2017-05 Other Income—Gains and Losses from the Derecognition of Non-Financial Assets (Subtopic 610-20). This ASU is to clarify the scope of the non-financial asset guidance in Subtopic 610-20 and to add

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

guidance for partial sales of non-financial assets. This ASU defines the term in substance non-financial asset and clarifies that non-financial assets within the scope of Subtopic 610-20 may include non-financial assets transferred within a legal entity to a counterparty. The ASU also provides guidance on the accounting for what often are referred to as partial sales of non-financial assets within the scope of Subtopic 610-20 and contributions of non-financial assets to a joint venture or other non-controlled investee. This ASU is effective for annual or any interim reporting periods beginning after December 15, 2017. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. The Company will adopt this standard effective January 1, 2018. The adoption of this standard is not expected to have a significant impact on its consolidated financial statements.
In January 2017, FASB issued ASU No. 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU is to simplify the subsequent measurement of goodwill. The ASU eliminates step 2 from the goodwill impairment test and the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU should be applied on a prospective basis. This ASU is effective for the Company for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to early adopt the standard effective January 1, 2018. The adoption of this standard is not expected to have a significant impact on its consolidated financial statements.
In January 2017, FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU provides new guidance to assist entities with evaluating when a set of transferred assets and activities is a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods with early adoption being permitted. The Company will adopt this standard prospectively effective January 1, 2018. The adoption of this standard may impact the accounting of future transactions.
In October 2016, FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires the recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU is effective for fiscal years and interim period within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company will adopt this standard effective January 1, 2018. The adoption of this standard is not expected to have a significant impact on its consolidated financial statements.
In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company expects this ASU to impact its accounts receivable and is currently evaluating the extent of the impact that the adoption of this standard will have on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). In September 2017, the FASB issued ASU 2017-13 and ASU 2018-01, which provide additional implementation guidance on the previously issued ASU 2016-02. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company plans to elect the practical expedient that it will not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases or initial direct costs for any existing leases. The Company does not plan to elect

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the practical expedient to use hindsight in determining the lease term and in assessing impairment of right-of-use assets. The Company expects to record a significant increase in assets and liabilities on the consolidated balance sheet at adoption due to the recording of right-of-use assets and corresponding lease liabilities.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10) ("ASU 2016-01"), which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income other than those accounted for under equity method of accounting or those that result in consolidation of the investees. The ASU also requires that an entity present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the ASU eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company currently holds publicly traded equity securities that are classified as "available-for-sale" and are carried at fair value with unrealized gains and losses reported in stockholders’ equity as a component of accumulated other comprehensive income (loss). Upon the adoption of this ASU, the unrealized gains and losses will be recognized through net income. The Company will adopt this standard effective January 1, 2018. The adoption of this standard is not expected to have a significant impact on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") and issued subsequent amendments to the initial guidance with ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, ASU 2017-13 and ASU 2017-14 collectively referred as "Topic 606." Topic 606 supersedes the existing guidance and requires the entity to recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. Topic 606 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. Topic 606 is effective for entities beginning January 1, 2018, with early adoption permitted.

The standard allows entities to adopt with one of these two methods: full retrospective, which applies retrospectively to each prior reporting period presented, or modified retrospective, which recognizes the cumulative effect of initially applying the revenue standard as an adjustment to the opening balance of retained earnings in the period of initial application. On January 1, 2018, the Company adopted Topic 606 using the modified retrospective approach applied to the contracts which were not completed as of January 1, 2018 and expects to recognize an increase to retained earnings of approximately $267 million to $307 million before any potential tax impact. The Company is still assessing tax impacts related to this adjustment.

The most significant impact to the Company from this standard relates to installation revenue and cost to obtain contracts. Under the new standard, the Company expects to recognize installation revenue over the contract period rather than over the estimated installation life under the prior revenue standard. Under the new standard, the Company is also required to capitalize and amortize certain costs to obtain contracts, rather than expense them immediately under existing GAAP.

Accounting Standards Adopted
In January 2017, FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250). The ASU adds SEC disclosure requirements for both the quantitative and qualitative impacts that certain recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. Specially, these disclosure requirements apply to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606); ASU No. 2016-02, Leases (Topic 842); and ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU is effective immediately. The Company adopted ASU 2017-03 in the three months ended March 31, 2017 by including appropriate disclosure requirements within its condensed consolidated financial statements to adhere to this new standard.
In December 2016, FASB issued ASU No. 2016-19, Technical Corrections and Improvements. This ASU covers a wide range of Topics in the Accounting Standards Codification. Certain aspects of this ASU were effective immediately, while a few of the corrections are effective for the Company for its fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted ASU 2016-19 in the three months ended March 31, 2017. The adoption of ASU 2016-19 did not impact the Company's consolidated financial statements.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU applies to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for the Company for its fiscal years beginning after December 15, 2017, and interim periods within those fiscal years with early adoption being permitted. This ASU should be applied using a retrospective transition method to each period presented. The Company adopted ASU 2016-18 in the three months ended March 31, 2017 and applied this ASU retrospectively to the periods presented in the Company's consolidated statements of cash flows. Net cash used in investing activities were adjusted to exclude the change in restricted cash primarily related to restricted cash set aside for the TelecityGroup acquisition, resulting in an increased in the previously reported amount by $453.5 million for the year ended December 31, 2016 and a decrease in the previously reported amount by $497.1 million for the year ended December 31, 2015. Restricted cash amounts are primarily time deposits or cash set side as a pledge for our mortgage loan in Germany, an escrow account for a data center project and collateral for the Company's various bank guarantees for the periods ended December 31, 2017 and 2016.
In October 2016, FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. This ASU alters how a decision maker needs to consider indirect interests in a variable interest entity ("VIE") held through an entity under common control. Under this ASU, if a decision maker is required to evaluate whether it is the primary beneficiary of a VIE, it will need to consider only its proportionate indirect interest in the VIE held through a common control party. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-17 in the three months ended March 31, 2017. The adoption of this standard did not impact the Company's consolidated financial statements as it does not hold any interests in a VIE through related parties that are under common control.
In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on the classification of eight cash flow issues to reduce the existing diversification in practice, including (a) debt prepayment or debt extinguishment costs; (b) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are not significant in relation to the effective interest rate of the borrowing; (c) contingent consideration payments made after a business combination; (d) proceeds from settlement of insurance claims; (e) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (f) distributions received from equity method investees; (g) beneficial interests in securitization transactions; and (h) separately identifiable cash flows and application of the predominance principle. The ASU is effective for fiscal years and interim period within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-15 in the three months ended March 31, 2017 and applied this ASU using a retrospective transition method to each period presented in the Company's consolidated statements of cash flows. The adoption of ASU 2016-15 did not impact the Company's consolidated statements of cash flows.
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
Under this guidance, cash flows related to excess tax benefits will no longer be separately classified as financing activities apart from other income tax cash flow. The Company elected to apply this part of the guidance retrospectively, which resulted in a change of $2.8 million and $30.0 thousand in both net cash provided by operating activities and net cash used in financing activities in the Company's consolidated statements of cash flows for the years ended December 31, 2016 and December 31, 2015 respectively, to conform with the current period presentation. Additionally, this guidance permits entities to make an accounting policy to estimate forfeitures each period or to account for forfeitures as they occur. The Company elected to continue to estimate forfeitures.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments ("ASU 2016-06"). This ASU clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this ASU is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. This guidance is to be applied on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year in which the amendments are effective, and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted ASU 2016-06 in the three months ended March 31, 2017. The adoption of this standard did not impact the Company's consolidated financial statements.
In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815), Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships ("ASU 2016-05"). This ASU clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This ASU may be applied prospectively or using a modified retrospective approach, and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted ASU 2016-05 in the three months ended March 31, 2017. The adoption of ASU 2016-05 did not impact the Company's consolidated financial statements.
2.     Acquisitions
Proposed Acquisition of the Metronode group of companies
On December 15, 2017, the Company entered into a transaction agreement with Ontario Teachers’ Pension Plan to acquire all of the equity interests in the Metronode group of companies, an Australian data center business, in an all-cash transaction for A$1.035 billion, or approximately $791.2 million at the exchange rate in effect on December 15, 2017. Metronode operates 10 data centers in six metro areas in Australia. The acquisition will further strengthen the Company’s leadership position in the Asia-Pacific region and support its ongoing global expansion. The acquisition is expected to close in the first half of 2018 and is subject to customary closing conditions including regulatory approval. The Company expects to account for the Metronode acquisition as a business combination using the acquisition method of accounting.
Certain Verizon Data Center Assets Acquisition
On May 1, 2017, the Company completed the acquisition of certain colocation business from Verizon consisting of 29 data center buildings located in the United States, Brazil and Colombia, for a cash purchase price of approximately $3.6 billion. The addition of these facilities and customers will further strengthen the Company's global platform by increasing interconnections and accelerating the Company's penetration of the enterprise and strategic markets, including government and energy. The Company funded the Verizon Data Center Acquisition with proceeds from debt and equity financings, which closed in January and March 2017 (See further discussions on the term loan borrowing and senior notes issuance in Note 10 and common stock issuance in Note 11).
In connection with the Verizon Data Center Acquisition, the Company entered into a commitment letter (the "Commitment Letter"), dated December 6, 2016, pursuant to which a group of lenders committed to provide a senior unsecured bridge facility in an aggregate principal amount of $2.0 billion for the purposes of funding a portion of the cash consideration for the Verizon Data Center Acquisition. Following the completion of the debt and equity financings associated with the Verizon Data Center Acquisition in March 2017, the Company terminated the Commitment Letter. The Company paid $10.0 million of commitment fees associated with the Commitment Letter and recorded $2.2 million for the year ended December 31, 2016 and $7.8 million for the year ended December 31, 2017 to interest expense in the consolidated statements of operations.
The Company included the Verizon Data Center Acquisition's results of operations from May 1, 2017 in its consolidated statements of operations and the estimated fair value of assets acquired and liabilities assumed in its consolidated balance sheets beginning May 1, 2017. The Company incurred acquisition costs of approximately $28.5 million and $7.6 million during the year ended December 31, 2017 and December 31, 2016, respectively, related to the Verizon Data Center Acquisition.
Purchase Price Allocation
The Verizon Data Center Acquisition constitutes a business under the accounting standard for business combinations and, therefore, was accounted for as a business combination using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price is allocated to the assets acquired and liabilities assumed measured at fair value on the date of acquisition. As of December 31, 2017, the Company has not completed the detailed valuation analysis to derive the fair value of the following items, including but not limited to: property, plant and equipment, intangible assets and deferred taxes. Therefore,

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the allocation of the purchase price to assets acquired and liabilities assumed is based on provisional estimates and is subject to continuing management analysis, with assistance from third party valuation advisers. As of December 31, 2017, the Company has updated the preliminary allocation of purchase price for Verizon Data Center Acquisition from the provisional amounts reported as of June 30, 2017, which primarily resulted in a decrease in intangible assets of $9.0 million and an increase in goodwill of $7.7 million. The changes in fair value of acquired assets and liabilities assumed did not have a significant impact on the Company’s results of operations for any reporting periods prior to December 31, 2017.
The Company may further adjust these amounts as valuations are finalized and the Company obtains information necessary to complete the analyses, but no later than one year from the acquisition date. The preliminary purchase price allocation is as follows (in thousands):

Certain Verizon Data Center Assets
Cash and cash equivalents	$1,073
Accounts receivable	2,019
Other current assets	7,319
Property, plant, and equipment	840,335
Intangible assets (1)	1,693,900
Goodwill	1,095,262
Total assets acquired	3,639,908
Accounts payable and accrued liabilities	(1,725)
Other current liabilities	(2,020)
Capital lease and other financing obligations	(17,659)
Deferred tax liabilities	(18,129)
Other liabilities	(5,689)
Net assets acquired	$3,594,686

(1)
The nature of the intangible assets acquired is customer relationships with an estimated useful life of 15 years. Included in this amount is a customer relationship intangible asset for Verizon totaling $245.3 million. Pursuant to the acquisition agreement, the Company formalized agreements to provide pre-existing space and services to Verizon at the acquired data centers.

The fair value of customer relationships was estimated by applying an income approach. The fair value was determined by calculating the present value of estimated future operating cash flows generated from existing customers less costs to realize the revenue. The Company applied discount rates ranging from 7.7% to 12.2%, which reflected the nature of the assets as they relate to the risk and uncertainty of the estimated future operating cash flows. Other significant assumptions used to estimate the fair value of customer relationships include projected revenue growth, customer attrition rates, sales and marketing expenses and operating margins. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in the accounting standard for fair value measurements.
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
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. The goodwill is attributable to the workforce of the acquired business and the projected revenue increase expected to arise from future customers after the Verizon Data Center Acquisition. The goodwill is not expected to be deductible for local tax purposes. Goodwill recorded as a result of the Verizon Data Center Acquisition was attributable to the Company's Americas region. The Company's results of continuing operations include the Verizon Data Center Acquisition's revenues of $359.1 million and net income from continuing operations of $87.8 million for the period May 1, 2017 through December 31, 2017.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other 2017 Acquisitions
In addition to the Verizon Data Center Acquisition, the Company completed three other acquisitions during 2017. The Company incurred acquisition costs of approximately $8.1 million in total during the year ended December 31, 2017 related to these acquisitions. A summary of the allocation of total purchase consideration is presented as follows (in thousands):

	Itconic	Zenium data center	IO UK's data center
Cash and cash equivalents	$15,659	$692	$1,388
Accounts receivable	16,429	198	7
Other current assets	1,885	6,430	1,082
Property, plant, and equipment	68,051	53,749	40,251
Intangible assets	99,993	6,400	6,252
Goodwill	125,112	23,077	15,804
Deferred tax assets	—	—	6,714
Other assets	4,025	5,494	3,396
Total assets acquired	331,154	96,040	74,894
Accounts payable and accrued liabilities	(15,846)	(1,012)	(439)
Other current liabilities	(12,374)	(451)	(168)
Capital lease and other financing obligations	(30,666)	—	(33,091)
Loans payable	(3,253)	—	(4,067)
Deferred tax liabilities	(2,389)	(1,969)	—
Other liabilities	(7,515)	(614)	(828)
Net assets acquired	$259,111	$91,994	$36,301
On October 9, 2017, the Company completed the acquisition of Itconic for a cash purchase price of €220.5 million or $259.1 million at the exchange rate in effect on October 9, 2017. Itconic is a data center provider in Spain and Portugal, and also includes CloudMas, an Itconic subsidiary which is focused on supporting enterprise adoption and use of cloud services. The acquisition includes five data centers in four metro areas, with two located in Madrid and one each in Barcelona, Seville and Lisbon. Itconic’s operating results will be reported in the EMEA region following the date of acquisition.
The nature of the intangible assets acquired from the Itconic acquisition is customer relationships with an estimated useful life of 15 years. The fair value of customer relationships was estimated by applying an income approach, by calculating the present value of estimated future operating cash flows generated from existing customers less costs to realize the revenue. The Company applied discount rate of 16.0%, which reflects the risk and uncertainty of the estimated future operating cash flows. Other significant assumptions include projected revenue growth, customer attrition rates and operating margins. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in the accounting standard for fair value measurements. Goodwill is attributable to the workforce of the acquired business and the projected revenue increase from future customers expected to arise after the acquisition.
On October 6, 2017, the Company acquired Zenium's a data center business in Istanbul for a cash payment of approximately $92.0 million. The acquired facility located in Istanbul, Turkey will be renamed as the Istanbul 2 ("IS2") data center. IS2’s operating results will be reported in the EMEA region following the date of acquisition. The nature of the intangible assets acquired from this acquisition is customer relationships with an estimated useful life of 15 years.
As of December 31, 2017, the Company has not completed the detailed valuation analysis of Itconic or the Zenium data center to derive the fair value of the following items including, but not limited to: property, plant and equipment, intangible assets and deferred taxes; therefore, the allocation of the purchase price to assets acquired and liabilities assumed is based on provisional estimates and is subject to continuing management analysis.
On February 3, 2017, the Company acquired IO UK's data center operating business in Slough, United Kingdom, for a cash payment of approximately $36.3 million. The acquired facility was renamed as the London 10 ("LD10") data center. LD10's operating results will be reported in the EMEA region following the date of acquisition. The nature of the intangible assets acquired from this acquisition is customer relationships with an estimated useful life of 10 years. As of December 31, 2017, the Company

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

has finalized the allocation of purchase price for the IO Acquisition from the provisional amounts first reported as of March 31, 2017 and the adjustments made during the year ended December 31, 2017 were not significant. The changes in fair value of acquired assets and liabilities assumed did not have a significant impact on the Company’s results of operations for any reporting periods prior to December 31, 2017.
Goodwill from the acquisitions of Itconic, the Zenium data center and IO UK's data center is not expected to be deductible for local tax purposes and is attributable to the Company's EMEA region. The Company's results of continuing operations include $22.4 million of revenues from the combined operations of Itconic, the Zenium data center and IO UK’s data center and an insignificant net loss from continuing operations for the periods from their respective dates of acquisition through December 31, 2017.
TelecityGroup Acquisition
On January 15, 2016, the Company completed the acquisition of the entire issued and to be issued share capital of TelecityGroup. TelecityGroup operated data center facilities in cities across Europe. The acquisition of TelecityGroup enhances the Company's existing data center portfolio by adding new IBX metro markets in Europe including Dublin, Helsinki, Istanbul, Manchester, Milan, Sofia, Stockholm and Warsaw. As a result of the transaction, TelecityGroup has become a wholly-owned subsidiary of Equinix.
Under the terms of the acquisition, the Company acquired all outstanding shares of TelecityGroup and all vested equity awards of TelecityGroup at 572.5 pence in cash and 0.0336 new shares of Equinix common stock for a total purchase consideration of approximately £2,624.5 million or approximately $3,743.6 million at the exchange rate in effect on the acquisition date. In addition, the Company assumed $1.3 million of vested TelecityGroup's employee equity awards as part of consideration transferred. The Company incurred acquisition costs of approximately $42.5 million and $38.3 million during the year ended December 31, 2016 and December 31, 2015, respectively, related to the TelecityGroup acquisition.
In connection with the TelecityGroup acquisition, the Company placed £322.9 million or approximately $475.7 million into a restricted cash account, which was included in the current portion of restricted cash in the consolidated balance sheet as of December 31, 2015. The cash was released upon completion of the acquisition.
Also, in connection with the TelecityGroup acquisition, the Company entered into a bridge credit agreement with a group of lenders for a principal amount of £875.0 million or approximately $1,289.0 million at the exchange rate in effect on December 31, 2015 (the "Bridge Loan"). The Company did not make any borrowings under the Bridge Loan and the Bridge Loan was terminated on January 8, 2016.
Purchase Price Allocation
Under the acquisition method of accounting, the assets acquired and liabilities assumed in a business combination shall be measured at fair value at the date of the acquisition. As of December 31, 2016, the Company had completed the detailed valuation analysis to derive the fair value of assets acquired and liabilities assumed and had updated the final allocation of purchase price from provisional amounts reported as of March 31, 2016, which primarily resulted in increases to intangible assets of $36.8 million and deferred tax liabilities of $19.5 million and decreases in capital lease and other financing obligations of $34.4 million, goodwill of $22.5 million and assets held for sale of $36.9 million. The adjustments in fair value of acquired assets and liabilities assumed did not have a significant impact on the Company’s results of operations for any reporting periods prior to December 31, 2016.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of the acquisition date, the allocation of the purchase price was as follows (in thousands):

TelecityGroup
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
The purchase price allocation above, as of the acquisition date, included acquired assets and liabilities that were classified by the Company as held for sale (Note 4).
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after the acquisition. Goodwill is not expected to be deductible for local tax purposes. Goodwill recorded as a result of the TelecityGroup acquisition, except for the goodwill associated with asset held for sale, is attributable to the Company’s EMEA region. The Company's results of continuing operations include TelecityGroup revenues of $400.0 million and net loss from continuing operations of $47.1 million for the period January 15, 2016 through December 31, 2016.
Other 2016 Acquisition
In addition to the TelecityGroup Acquisition, the Company completed one other acquisition during 2016. A summary of the allocation of total purchase consideration is presented as follows (in thousands):

Paris IBX data center
Cash and cash equivalent	$4,073
Accounts receivable	1,507
Other current assets	794
Property, plant and equipment	143,972
Intangible assets	11,758
Goodwill	48,835
Other assets	81
Total assets acquired	211,020
Accounts payable and accrued liabilities	(2,044)
Other current liabilities	(2,798)
Deferred tax liabilities	(42,395)
Other liabilities	(755)
Net assets acquired	$163,028
On August 1, 2016, the Company completed the purchase of Digital Realty Trust, Inc.'s ("Digital Realty's") operating business, including its real estate and facility, located in St. Denis, Paris for cash consideration of approximately €193.8 million or $216.4 million at the exchange rate in effect on August 1, 2016. A portion of the building was leased to the Company and was being used by the Company as its Paris 2 and Paris 3 data centers. The Paris 2 lease was accounted for as an operating lease and the Paris 3 lease was accounted for as a financing lease. Upon acquisition, the Company in effect terminated both leases. The Company settled the financing lease obligation of Paris 3 for €47.8 million or approximately $53.4 million and recognized a loss on debt extinguishment of €8.8 million or approximately $9.9 million. The nature of the purchased intangible assets acquired is in-place leases and favorable leasehold interests with weighted average estimated useful lives of 4.3 and 5.3 years, respectively. The goodwill is attributable to the Company's EMEA segment and is not expected to be deductible for local tax purposes.
The Company's results of continuing operations include the Paris IBX Data Center Acquisition revenues of $4.1 million and insignificant net income from continuing operations for the period August 1, 2016 through December 31, 2016. The Company incurred acquisition costs of approximately $12.0 million for the year ended December 31, 2016 related to the Paris IBX Data Center Acquisition.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Bit-isle Acquisition
On November 2, 2015, the Company, acting through its Japanese subsidiary, completed a cash tender offer for approximately 97% of the equity instruments, including stock options, of Tokyo-based Bit-isle. The Company acquired the remaining outstanding equity instruments of Bit-isle in December 2015. The offer price was JPY 922 per share, in an all cash transaction totaling ¥33,196.0 million or approximately $275.4 million at the exchange rate in effect on the date of the acquisition.
On September 30, 2015, the Company, acting through its Japanese subsidiaries as borrowers, entered into a term loan agreement (the "Bridge Term Loan Agreement") with the Bank of Tokyo-Mitsubishi UFJ, Ltd. ("BTMU"). Pursuant to the Bridge Term Loan Agreement, BTMU committed to provide a senior bridge loan facility (the "Bridge Term Loan") in the amount of up to ¥47,500.0 million, or approximately $395.7 million at the exchange rate in effect on September 30, 2015. Proceeds from the Bridge Term Loan were to be used exclusively for the acquisition of Bit-isle, the repayment of Bit-isle’s existing debt and transaction costs incurred in connection with the closing of the Bridge Term Loan and the acquisition of Bit-isle. In October 2016, the Company borrowed ¥47,500.0 million on a five year term loan agreement with BTMU and repaid the Bridge Term Loan. See Note 10 for further information.
Purchase Price Allocation
Under the acquisition method of accounting, the total purchase price was allocated to Bit-isle’s net tangible and intangible assets based upon their fair value as of the Bit-isle acquisition date. Based upon the purchase price and the valuation of Bit-isle, the final purchase price allocation was as follows (in thousands):

Bit-isle
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after the acquisition. The goodwill is not expected to be deductible for local tax purposes. Goodwill recorded as a result of the Bit-isle acquisition is attributable to the Company’s Asia-Pacific reportable segment.
The Company's results of continuing operations include Bit-isle revenues of $21.6 million and net losses from continuing operations of $3.2 million for the period from November 2, 2015 through December 31, 2015. The Company incurred acquisition costs of approximately $8.6 million for the year ended December 31, 2015 related to the Bit-isle Acquisition.
In June 2016, the Company approved the divestiture of the solar power assets of Bit-isle. See Note 4 below for further information.
Nimbo Acquisition
On January 14, 2015, the Company acquired all of the issued and outstanding share capital of Nimbo Technologies Inc., a company which specializes in migrating business applications to the cloud with extensive experience moving legacy applications into a hybrid cloud architecture, and connecting legacy data centers to the cloud, for a cash payment of $10.0 million (the "Nimbo Acquisition"). As a result of the Nimbo Acquisition, the Company recorded goodwill of $17.2 million. Nimbo continues to operate under the Nimbo name. The results of operations for Nimbo are not significant to the Company.
Unaudited Pro Forma Combined Consolidated Financial Information
The following unaudited pro forma combined consolidated financial information has been prepared by the Company using the acquisition method of accounting to give effect to the Verizon Data Center Acquisition as though it occurred on January 1, 2016 and the TelecityGroup acquisition as though it occurred on January 1, 2015. The incremental results of operations from the other acquisitions are not significant and are therefore not reflected in the pro forma combined results of operations.
The Company completed the Verizon Data Center Acquisition on May 1, 2017. The unaudited pro forma combined consolidated financial information for the years ending December 31, 2017 and 2016 combine the actual results of the Company and the actual Verizon Data Center Acquisition operating results for the period prior to the acquisition date and reflect certain adjustments, such as additional depreciation, amortization and interest expense on assets and liabilities acquired and acquisition financings.
The Company and Verizon entered into agreements at the closing of the Verizon Data Center Acquisition pursuant to which the Company will provide space and services to Verizon at the acquired data centers. These arrangements are not reflected in the unaudited pro forma combined financial information. The Company recognized $359.1 million of revenues attributed to the Verizon Data Center Acquisition, which included these arrangements, from May 1 through December 31, 2017.
The Company completed the TelecityGroup acquisition on January 15, 2016. The unaudited pro forma combined consolidated financial information for the year ending December 31, 2015 combine the actual results of the Company and the actual TelecityGroup's operating results for the year ending December 31, 2015 and reflect certain adjustments, such as additional

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

depreciation, amortization and interest expense on assets and liabilities acquired and acquisition financings. The pro forma effect for the period January 1 through January 14, 2016 was not significant.
The unaudited pro forma combined consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisition occurred on the above dates, nor is it necessarily indicative of the future results of operations of the combined company.
The following table sets forth the unaudited pro forma consolidated combined results of operations for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Revenues	$4,509,602	$4,053,280	$3,244,349
Net income from continuing operations	258,618	19,248	141,496
Basic EPS	3.31	0.25	2.10
Diluted EPS	3.28	0.25	2.08
3.    Earnings Per Share
The following table sets forth the computation of basic and diluted EPS for the years ended December 31 (in thousands, except per share amounts):

	2017	2016	2015
Net income from continuing operations	$232,982	$114,408	$187,774
Net income from discontinued operations, net of tax	—	12,392	—
Net income	$232,982	$126,800	$187,774

Weighted-average shares used to calculate basic EPS	76,854	70,117	57,790
Effect of dilutive securities:
Employee equity awards	681	699	693
Weighted-average shares used to calculate diluted EPS	77,535	70,816	58,483

Basic EPS:
Continuing operations	$3.03	$1.63	$3.25
Discontinued operations	—	0.18	—
Basic EPS	$3.03	$1.81	$3.25

Diluted EPS:
Continuing operations	$3.00	$1.62	$3.21
Discontinued operations	—	0.17	—
Diluted EPS	$3.00	$1.79	$3.21
The following table sets forth potential shares of common stock that are not included in the diluted EPS calculation above because to do so would be anti-dilutive for the years ended December 31 (in thousands):

	2017	2016	2015
Shares related to the potential conversion of 4.75% convertible subordinated notes	—	893	1,977
Common stock related to employee equity awards	63	27	88
	63	920	2,065

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.    Assets Held for Sale
In June 2016, the Company approved the divestiture of the solar power assets of Bit-isle. In October 2016, the Company entered into a Share Transfer Agreement for the transfer of common stock of Terra Power Co., Ltd., relating to the divestiture of the solar power assets of Bit-isle. The Company received ¥400.0 million upon the closing of the transaction, or approximately $3.8 million at the exchange rate in effect on October 31, 2016. In November 2016, the Company had received an additional ¥2,500.0 million, or approximately $22.1 million at the exchange rate in effect at the time of receipt. The Company received the remaining payment of ¥5,313.4 million in the first quarter of 2017, or approximately $47.8 million at the exchange rate in effect on March 31, 2017. During the three months ended September 30, 2016, the Company evaluated the recoverability of the carrying value of its assets held for sale related to the sales agreement signed in October, as discussed above, and concluded that the Company would not recover the carrying value of certain assets. Accordingly, the Company recorded an impairment charge on other current assets of $7.7 million at September 30, 2016, reducing the carrying value of such assets from $79.5 million to the estimated fair value of $71.8 million. The associated loss on the sale was not significant. Furthermore, the revenue and net income generated by the solar power assets of Bit-isle during the years ended December 31, 2016 and 2015 were not significant.
During the fourth quarter of 2015, the Company and TelecityGroup agreed to divest certain data centers, including the Company’s London 2 ("LD2") data center and certain data centers of TelecityGroup in the United Kingdom, Netherlands and Germany, in order to obtain the approval of the European Commission for the acquisition of TelecityGroup. The assets and liabilities of LD2 were classified as held for sale in the fourth quarter of 2015 and, therefore, the corresponding depreciation and amortization expense was ceased at that time. This divestiture was not presented as discontinued operations in the consolidated statements of operations, because it did not represent a strategic shift in the Company's business, as the Company continued operating similar businesses after the divestiture. The assets and liabilities of data centers from TelecityGroup were classified as held for sale on January 15, 2016, upon close TelecityGroup acquisition. The divestiture of these data centers was completed on July 5, 2016. The Company recognized a gain on the sale of LD2 data center of $27.9 million in gains on asset sales in the consolidated statements of operations for the year ended December 31, 2016. During the years ended December 31, 2016 and 2015, the LD2 data center generated revenue of $6.1 million and $17.6 million, respectively, and net income of $2.3 million and $7.2 million, respectively. The results of operations for the TelecityGroup data centers that were divested, as well as the gain on divestiture, were classified as discontinued operations from January 15, 2016, the date the acquisition closed, through July 5, 2016 (see Note 5).
During the fourth quarter of 2015, the Company entered into an agreement to sell a parcel of land in San Jose, California. The sale was completed in February 2016 and the Company recognized a gain on sale of $5.2 million.
5.    Discontinued Operations
In order to obtain the approval of the European Commission for the acquisition of TelecityGroup, the Company and TelecityGroup agreed to divest certain data centers of TelecityGroup in the United Kingdom, Netherlands and Germany. These TelecityGroup data centers were classified as held for sale on the acquisition date and were reported as discontinued operations.
On July 5, 2016, the Company completed the sale of these data centers and related assets to Digital Realty for approximately €304.6 million and £376.2 million, or approximately total of $827.3 million at the exchange rates in effect on July 5, 2016. The Company recognized a gain on sale of the TelecityGroup data centers in discontinued operations of $2.4 million. The results of operations for these data centers that were divested, as well as the gain on divestiture, have been reported as net income from discontinued operations, net of tax, from January 15, 2016, the date of the acquisition, to July 5, 2016 in the Company's consolidated statements of operations. As of the date of acquisition, depreciation and amortization of discontinued operations ceased. Capital expenditures from the date of acquisition through the date of sale were $31.5 million.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the financial results of the Company's discontinued operations for the year ended December 31, 2016 (in thousands). The Company did not record income from discontinued operations, net of tax for the years ended December 31, 2017 and 2015.

2016
Revenues	$48,782
Costs and operating expenses:
Cost of revenues	24,795
Sales and marketing	1,030
General and administrative	7,026
Total costs and operating expenses	32,851
Income from operations of discontinued operations	15,931
Interest expense and other, net	(1,286)
Income from discontinued operations before income taxes	14,645
Income tax expense	(4,604)
Gain on sale of discontinued operations, net of tax	2,351
Net income from discontinued operations, net of tax	$12,392
6.    Balance Sheet Components
Cash, Cash Equivalents and Short-Term and Long-Term Investments
Cash, cash equivalents and short-term and long-term investments consisted of the following as of December 31 (in thousands):

	2017	2016
Cash and cash equivalents:
Cash (1)	$985,382	$345,119
Cash equivalents:
Money market funds	427,135	400,388
Certificate of deposit	—	2,969
Total cash and cash equivalents	1,412,517	748,476
Short-term and long-term investments:
Certificates of deposit	31,351	6,988
Publicly traded equity securities	6,163	6,463
Total short-term and long-term investments	37,514	13,451
Total cash, cash equivalents and short-term and long-term investments	$1,450,031	$761,927
_________________________
(1)Excludes restricted cash.
As of December 31, 2017 and 2016, cash and cash equivalents included investments which were readily convertible to cash and had original maturity dates of 90 days or less. The maturities of certificates of deposit classified as short-term investments were one year or less as of December 31, 2017 and 2016. The maturities of certificates of deposits classified as long-term investments were greater than one year and less than three years as of December 31, 2017 and 2016. The balance of certificates of deposits, by contractual maturity, as of December 31 (in thousands):

	2017	2016
Due within one year	$28,271	$3,409
Due after one year through three years	3,080	3,579
Total	$31,351	$6,988

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The net unrealized gains (losses) on its investments as of December 31 were comprised of the following (in thousands):

	2017				2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificate of deposit	$31,351	$—	$—	$31,351	$6,988	$—	$—	$6,988
Publicly traded equity securities	3,716	2,447	—	6,163	4,850	1,613	—	6,463
Total	$35,067	$2,447	$—	$37,514	$11,838	$1,613	$—	$13,451
Accounts Receivable
Accounts receivable, net, consisted of the following as of December 31 (in thousands):

	2017	2016
Accounts receivable	$594,541	$411,920
Allowance for doubtful accounts	(18,228)	(15,675)
Accounts receivable, net	$576,313	$396,245
Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest.
The following table summarizes the activity of the Company’s allowance for doubtful accounts (in thousands):

Balance as of December 31, 2014	$9,466
Provision for allowance for doubtful accounts	5,037
Net write-offs	(3,438)
Impact of foreign currency exchange	(713)
Balance as of December 31, 2015	10,352
Provision for allowance for doubtful accounts	8,260
Net write-offs	(2,521)
Impact of foreign currency exchange	(416)
Balance as of December 31, 2016	15,675
Provision for allowance for doubtful accounts	5,627
Net write-offs	(4,546)
Impact of foreign currency exchange	1,472
Balance as of December 31, 2017	$18,228
Other Current Assets
Other current assets consisted of the following as of December 31 (in thousands):

	2017	2016
Prepaid expenses	$64,832	$79,258
Taxes receivable	110,961	102,002
Restricted cash, current	26,919	15,065
Other receivables	7,797	46,809
Derivative instruments	4,175	54,072
Other current assets	17,343	22,190
Total other current assets	$232,027	$319,396

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following as of December 31 (in thousands):

	2017	2016
Core systems	$6,334,702	$4,760,868
Buildings	3,906,686	2,785,799
Leasehold improvements	1,850,351	1,599,424
Construction in progress	425,428	645,388
Personal property	798,133	622,069
Land	423,539	237,349
	13,738,839	10,650,897
Less accumulated depreciation	(4,344,237)	(3,451,687)
Property, plant and equipment, net	$9,394,602	$7,199,210
Core systems, buildings, leasehold improvements, personal property and construction in progress recorded under capital leases aggregated to $760.4 million and $715.3 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, the Company recorded accumulated depreciation for assets under capital leases of $199.2 million and $161.4 million, respectively.
Goodwill and Other Intangibles
The following table presents goodwill and other intangible assets, net, for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Goodwill:
Americas	$1,561,512	$469,438
EMEA	2,610,899	2,281,306
Asia-Pacific	239,351	235,320
	$4,411,762	$2,986,064
Intangible assets, net:
Intangible assets - customer relationships	$2,682,656	$839,593
Intangible assets - trade names	73,295	69,519
Intangible assets - favorable leases	39,470	38,139
Intangible assets - licenses	9,696	9,697
Intangible assets - others	—	19
	2,805,117	956,967
Accumulated amortization - customer relationships	(334,985)	(183,270)
Accumulated amortization - trade names	(71,728)	(43,830)
Accumulated amortization - favorable leases	(10,196)	(8,027)
Accumulated amortization - licenses	(3,236)	(2,591)
Accumulated amortization - others	—	(18)
	(420,145)	(237,736)
Total intangible assets, net	$2,384,972	$719,231

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in the carrying amount of goodwill by geographic regions are as follows (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of December 31, 2015	$460,203	$374,070	$228,927	$1,063,200
Purchase accounting adjustments - TelecityGroup	—	2,215,567	—	2,215,567
Purchase accounting adjustments - Paris IBX Data Center Acquisition	—	48,835	—	48,835
Asset held for sale adjustments	—	1,605	—	1,605
Impact of foreign currency exchange	9,235	(358,771)	6,393	(343,143)
Balance as of December 31, 2016	469,438	2,281,306	235,320	2,986,064
Purchase accounting adjustments - Verizon Data Center Acquisition	1,095,262	—		1,095,262
Purchase accounting adjustments - Other 2017 acquisitions	—	163,993	—	163,993
Impact of foreign currency exchange	(3,188)	165,600	4,031	166,443
Balance as of December 31, 2017	$1,561,512	$2,610,899	$239,351	$4,411,762
Changes in the net book value of intangible assets by geographic regions are as follows (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of December 31, 2014	$62,954	$62,185	$22,388	$147,527
Nimbo acquisition	1,089	—	—	1,089
Bit-isle acquisition	—	—	111,374	111,374
Asset held for sale adjustments	—	(784)	—	(784)
Write-off of intangible asset	—	(357)	—	(357)
Amortization of intangibles	(11,432)	(11,675)	(4,339)	(27,446)
Impact of foreign currency exchange	(1,968)	(5,014)	144	(6,838)
Balance as of December 31, 2015	50,643	44,355	129,567	224,565
TelecityGroup acquisition	—	694,243	—	694,243
Paris IBX Data Center Acquisition	—	11,758	—	11,758
Sale of Terra Power	—	—	(2,460)	(2,460)
Write-off of intangible asset	(573)	—	—	(573)
Amortization of intangibles	(11,348)	(97,715)	(13,799)	(122,862)
Impact of foreign currency exchange	1,395	(90,280)	3,445	(85,440)
Balance as of December 31, 2016	40,117	562,361	116,753	719,231
Verizon Data Center Acquisition	1,693,900	—	—	1,693,900
Other 2017 acquisitions	—	112,645	—	112,645
Write-off of intangible asset	—	(725)	—	(725)
Amortization of intangibles	(84,749)	(79,105)	(13,154)	(177,008)
Impact of foreign currency exchange	(2,895)	36,043	3,781	36,929
Balance as of December 31, 2017	$1,646,373	$631,219	$107,380	$2,384,972
The Company’s goodwill and intangible assets in EMEA, denominated in Euros, British Pounds, Turkish Lira, and the United Arab Emirates Dirham, goodwill and intangible assets in Asia-Pacific, denominated in Singapore Dollars, Hong Kong Dollars, Japanese Yen and Chinese Yuan and certain goodwill and intangibles in Americas, denominated in Canadian Dollars, Brazilian Reals and Colombian Pesos, are subject to foreign currency fluctuations. The Company’s foreign currency translation gains and losses, including goodwill and intangibles, are a component of other comprehensive income and loss.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Estimated future amortization expense related to these intangibles is as follows (in thousands):

Years ending:
2018	$196,469
2019	191,298
2020	184,602
2021	176,740
2022	172,547
Thereafter	1,463,316
Total	$2,384,972
Other Assets
Other assets consisted of the following as of December 31 (in thousands):

	2017	2016
Deferred tax assets, net	$66,031	$62,308
Prepaid expenses	89,784	80,888
Debt issuance costs, net	10,670	6,611
Deposits	48,296	40,893
Restricted cash	11,265	9,706
Derivative instruments	4,110	15,907
Other assets	11,594	9,985
Total other assets	$241,750	$226,298
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of December 31 (in thousands):

	2017	2016
Accounts payable	$101,744	$60,211
Accrued compensation and benefits	214,585	172,808
Accrued interest	100,347	95,832
Accrued taxes(1)	130,272	133,562
Accrued utilities and security	68,916	44,202
Accrued professional fees	13,830	14,071
Accrued repairs and maintenance	11,232	5,430
Accrued other	78,331	55,623
Total accounts payable and accrued expenses	$719,257	$581,739
__________________________
(1)Includes income taxes payable of $56.4 million and $44.0 million, respectively, as of December 31, 2017 and 2016.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Current Liabilities
Other current liabilities consisted of the following as of December 31 (in thousands):

	2017	2016
Deferred installation revenue	$74,452	$61,399
Customer deposits	16,598	13,894
Derivative instruments	34,466	10,819
Deferred recurring revenue	12,848	18,704
Deferred rent	6,546	4,158
Dividends payable	11,181	11,999
Asset retirement obligations	1,716	10,036
Other current liabilities	2,107	2,131
Total other current liabilities	$159,914	$133,140
Other Liabilities
Other liabilities consisted of the following as of December 31 (in thousands):

	2017	2016
Asset retirement obligations	$96,823	$92,979
Deferred tax liabilities, net	252,287	274,341
Deferred installation revenue	117,021	96,744
Deferred rent	97,782	76,566
Accrued taxes	64,378	56,208
Dividends payable	6,669	8,495
Customer deposits	10,849	4,773
Deferred recurring revenue	4,236	2,681
Derivative instruments	6,381	140
Other liabilities	5,284	10,321
Total other liabilities	$661,710	$623,248

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the activities of the Company’s asset retirement obligation ("ARO") (in thousands):

Asset retirement obligations as of December 31, 2014	$64,858
Additions	17,337
Adjustments (1)	(4,676)
Accretion expense	3,349
Impact of foreign currency exchange	(2,386)
Asset retirement obligations as of December 31, 2015	78,482
Additions	22,955
Adjustments (1)	(2,366)
Accretion expense	6,685
Impact of foreign currency exchange	(2,741)
Asset retirement obligations as of December 31, 2016	103,015
Additions	17,736
Adjustments (1)	(34,576)
Accretion expense	7,335
Impact of foreign currency exchange	5,029
Asset retirement obligations as of December 31, 2017	$98,539
__________________________
(1) The ARO adjustments are primarily due to lease amendments, acquisition of real estate assets and other adjustments.

7.     Derivatives and Hedging Instruments
Derivatives Designated as Hedging Instruments
Net Investment Hedges. The Company is exposed to the impact of foreign exchange rate fluctuations on its investments in foreign subsidiaries whose functional currencies are other than the U.S. dollar. In order to mitigate the impact of foreign currency exchange rates, the Company has entered into various foreign currency loans which are designated as hedges against the Company's net investment in foreign subsidiaries. As of December 31, 2017 and 2016, the total principal amount of foreign currency loans, which were designated as net investment hedges, was $3,149.5 million and $646.2 million, respectively. In March 2016, the Company began using foreign exchange forward contracts to hedge against the effect of foreign exchange rate fluctuations on a portion of its net investment in the foreign subsidiaries. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge, except the ineffective portion and forward points, are recorded as a component of other comprehensive income in the consolidated balance sheet.
The Company recorded net foreign exchange losses of $235.3 million and net foreign exchanges gains of $85.5 million in other comprehensive income (loss) for the years ended December 31, 2017 and 2016, respectively. For the year ended December 31, 2016, the Company reclassified net foreign exchange gains of $40.0 million to gain on sale of discontinued operations. The Company recorded no ineffectiveness from its net investment hedges for the years ended December 31, 2017 and 2016.
Cash Flow Hedges. The Company hedges its foreign currency translation exposure for forecasted revenues and expenses in its EMEA region between the U.S. dollar and the British Pound, Euro, Swedish Krona and Swiss Franc. The foreign currency forward and option contracts that the Company uses from time to time to hedge this exposure are designated as cash flow hedges under the accounting standard for derivatives and hedging. The Company also uses purchased collar options to manage a portion of its exposure to foreign currency exchange rate fluctuations, where the Company writes a foreign currency call option and purchases a foreign currency put option. When two or more derivative instruments in combination are jointly designated as a cash flow hedging instrument, they are treated as a single instrument.
Effective January 1, 2015, the Company began to enter into intercompany hedging instruments ("intercompany derivatives") with a wholly-owned subsidiary of the Company in order to hedge certain forecasted revenues and expenses denominated in currencies other than the U.S. dollar. Simultaneously, the Company enters into derivative contracts with unrelated third parties to externally hedge the net exposure created by such intercompany derivatives.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following disclosure is prepared on a consolidated basis. Assets and liabilities resulting from intercompany derivatives have been eliminated in consolidation. As of December 31, 2017, the Company's cash flow hedge instruments had maturity dates ranging from January 2018 to October 2019 as follows (in thousands):

	Notional Amount	Fair Value (1)	Accumulated Other Comprehensive Income (Loss) (2)(3)
Derivative assets	$72,262	$2,379	$2,055
Derivative liabilities	440,637	(29,777)	(34,311)
	$512,899	$(27,398)	$(32,256)
__________________________

(1)	All derivative assets related to cash flow hedges are included in the consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

(2)	Included in the consolidated balance sheets within accumulated other comprehensive income (loss).

(3)
The Company recorded a net loss of $26.7 million within accumulated other comprehensive income (loss) relating to cash flow hedges that will be reclassified to revenue and expenses as they mature over the next 12 months.

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

During the year ended December 31, 2017, the amount of net gains from the ineffective and excluded portions of cash flow hedges recognized in other income (expense) was $3.8 million. During the year ended December 31, 2016, the amount of net gains from the ineffective and excluded portions of cash flow hedges recognized in other income (expense) were not significant. During the year ended December 31, 2017, the amount of net gains reclassified from accumulated other comprehensive income (loss) to revenues was $20.8 million and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses were $11.2 million. During the year ended December 31, 2016, the amount of net gains reclassified from accumulated other comprehensive income (loss) to revenues was $38.4 million and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses was $19.9 million. During the year ended December 31, 2015, the amount of net gains reclassified from accumulated other comprehensive income (loss) to revenues was $28.0 million and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses was $6.3 million.
Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. The Company is deemed to have foreign currency forward contracts embedded in certain of the Company’s customer agreements that are priced in currencies different from the functional or local currencies of the parties involved. These embedded derivatives are separated from their host contracts and carried on the Company’s balance sheet at their fair value. The majority of these embedded derivatives arise as a result of the Company’s foreign subsidiaries pricing their customer contracts in the U.S. dollar. Gains and losses on these embedded derivatives are included within revenues in the Company’s consolidated statements of operations. The company recognized a net loss of $6.8 million during the year ended December 31, 2017. During the years ended December 31, 2016 and 2015, the gain or loss associated with these embedded derivatives was not significant.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Economic Hedges of Embedded Derivatives. The Company uses foreign currency forward contracts to help manage the foreign exchange risk associated with the Company’s customer agreements that are priced in currencies different from the functional or local currencies of the parties involved ("economic hedges of embedded derivatives"). Foreign currency forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. Gains and losses on these contracts are included in revenues along with gains and losses of the related embedded derivatives. The Company entered into various economic hedges of embedded derivatives during the years ended December 31, 2017, 2016 and 2015. During the year ended December 31, 2017, the gain or loss associated with these economic hedges of embedded derivatives was not significant. The Company recognized a net gain of $2.9 million and a net loss of $2.3 million during the years ended December 31, 2016 and 2015, respectively.
Foreign Currency Forward and Option Contracts. The Company also uses foreign currency forward and option contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of its foreign currency-denominated assets and liabilities change. Gains and losses on these contracts are included in other income (expense), on a net basis, along with the foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward contracts. The Company entered into various foreign currency forward and option contracts during the years ended December 31, 2017, 2016 and 2015. The Company recognized a net loss of $69.0 million during the year ended December 31, 2017, a net gain of $74.2 million during the year ended December 31, 2016 and a net loss of $24.3 million during the year ended December 31, 2015.
Offsetting Derivative Assets and Liabilities
The following table presents the fair value of derivative instruments recognized in the Company’s consolidated balance sheets as of December 31, 2017 (in thousands):

	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet	Net Consolidated Balance Sheet Amounts(1)	Gross Amounts not Offset in the Consolidated Balance Sheet (2)	Net
Assets:
Designated as hedging instruments:
Foreign currency forward contracts designated as cash flow hedges	$2,379	$—	$2,379	$(2,379)	$—
Not designated as hedging instruments:
Embedded derivatives	5,076	—	5,076	—	5,076
Economic hedges of embedded derivatives	325	—	325	—	325
Foreign currency forward contracts	505	—	505	(340)	165
	5,906	—	5,906	(340)	5,566
Additional netting benefit	—	—	—	(490)	(490)
	$8,285	$—	$8,285	$(3,209)	$5,076
Liabilities:
Designated as hedging instruments:
Foreign currency forward contracts designated as cash flow hedges	$29,777	$—	$29,777	$(2,379)	$27,398
Not designated as hedging instruments:
Embedded derivatives	3,503	—	3,503	—	3,503
Economic hedges of embedded derivatives	20	—	20	—	20
Foreign currency forward contracts	7,547	—	7,547	(340)	7,207
	11,070	—	11,070	(340)	10,730
Additional netting benefit	—	—	—	(490)	(490)
	$40,847	$—	$40,847	$(3,209)	$37,638
_______________________

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)	As presented in the Company’s consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

(2)
The Company enters into master netting agreements with its counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default. For presentation on the consolidated balance sheets, the Company does not offset fair value amounts recognized for derivative instruments under master netting arrangements.

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

(2)
The Company enters into master netting agreements with its counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

counterparty to offset in the event of default. For presentation on the consolidated balance sheets, the Company does not offset fair value amounts recognized for derivative instruments under master netting arrangements.
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
The Company uses the specific identification method in computing realized gains and losses. Realized gains and losses on the investments are included within other income (expense) in the Company’s consolidated statements of operations. Short-term and long-term investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income or loss, net of any related tax effect. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument over an extended period of time.
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
During the years ended December 31, 2017 and 2016, the Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis.
The Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 were as follows (in thousands):

	Fair Value at December 31,	Fair Value Measurement Using
	2017	Level 1	Level 2
Assets:
Cash	$985,382	$985,382	$—
Money market and deposit accounts	427,135	427,135	—
Publicly traded equity securities	6,163	6,163	—
Certificates of deposit	31,351	—	31,351
Derivative instruments (1)	8,285	—	8,285
	$1,458,316	$1,418,680	$39,636
Liabilities:
Derivative instruments (1)	$40,847	$—	$40,847

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

_________________________

(1)
Includes both foreign currency embedded derivatives and foreign currency forward and option contracts. Amounts are included within other current assets, other assets, other current liabilities and other liabilities in the Company’s consolidated balance sheet.

The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2016 were as follows (in thousands):

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

The Company did not have any Level 3 financial assets or financial liabilities during the years ended December 31, 2017 and 2016.
9.     Leases
Capital Lease and Other Financing Obligations
The Company’s capital lease and other financing obligations expire at various dates ranging from 2018 to 2053. The weighted average effective interest rate of the Company’s capital lease and other financing obligations was 7.86% as of December 31, 2017.
The Company’s capital lease and other financing obligations are summarized as follows as of December 31, 2017 (in thousands):

	Capital Lease Obligations	Other Financing Obligations	Total
2018	$100,815	$101,095	$201,910
2019	94,234	88,028	182,262
2020	94,327	87,758	182,085
2021	92,455	89,595	182,050
2022	92,309	90,070	182,379
Thereafter	801,237	886,277	1,687,514
Total minimum lease payments	1,275,377	1,342,823	2,618,200
Plus amount representing residual property value	—	545,656	545,656
Less amount representing interest	(531,820)	(933,075)	(1,464,895)
Present value of net minimum lease payments	743,557	955,404	1,698,961
Less current portion	(41,117)	(37,588)	(78,705)
	$702,440	$917,816	$1,620,256

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amsterdam 5 ("AM5") Data Center
In May 2017, the Company acquired the land and building for the AM5 IBX data center for cash consideration of €26.7 million or $30.4 million at the exchange rate in effect on June 30, 2017. The Company had previously accounted for the construction and related agreements as a build-to-suit arrangement. As a result of the purchase, the prior arrangement was effectively terminated and the financing obligation was settled in full. The Company settled the financing obligation of the AM5 data center for €20.0 million or approximately $22.8 million and recognized a loss on debt extinguishment of €7.2 million or approximately $8.2 million. The fair value allocated to the ground lease was €6.7 million or $7.6 million, which was recorded as other assets and will be amortized through December 2054.
Hong Kong 5 ("HK5") Data Center
In January 2017, the Company entered into an agreement for certain elements of the construction of the HK5 Data Center. The terms of the construction agreement triggered the Company to be, in substance, the owner of the asset during the construction phase. The Company has accounted for the construction and related agreements as a build-to-suit arrangement. As of December 31, 2017, the Company recorded a financing obligation totaling approximately 577.4 million Hong Kong dollars, or $73.9 million at the exchange rate in effect as of December 31, 2017.
Operating Leases
The Company also leases its IBX data centers and certain equipment under noncancelable operating lease agreements. The majority of the Company’s operating leases for its land and IBX data centers expire at various dates through 2065 with renewal options available to the Company. The lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated some rent expense abatement periods for certain leases to better match the phased build out of its IBX data centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent (see Note 6, "Other Current Liabilities" and "Other Liabilities").
Minimum future operating lease payments as of December 31, 2017 are summarized as follows (in thousands):

Years ending:
2018	$176,789
2019	164,711
2020	154,329
2021	144,706
2022	140,451
Thereafter	1,132,964
Total	$1,913,950
Total rent expense was approximately $157.9 million, $140.6 million and $101.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.    Debt Facilities
Mortgage and Loans Payable
The Company’s mortgage and loans payable consisted of the following as of December 31 (in thousands):

	2017	2016
Term loans	$1,417,352	$1,413,582
Mortgage payable and other loans payable	48,872	44,382
	1,466,224	1,457,964
Less the amount representing debt discount and debt issuance cost	(10,666)	(22,811)
Add the amount representing mortgage premium	2,051	1,862
	1,457,609	1,437,015
Less current portion	(64,491)	(67,928)
	$1,393,118	$1,369,087
Senior Credit Facility
On December 12, 2017, the Company entered into a credit agreement with a group of lenders for a $3,000.0 million credit facility ("Senior Credit Facility"), comprised of a $2,000.0 million senior unsecured multicurrency revolving credit facility ("Revolving Facility") and an approximately $1,000.0 million senior unsecured multicurrency term loan facility ("Term Loan Facility"). The Senior Credit Facility contains customary covenants, including financial covenants which require the Company to maintain certain financial coverage and leverage ratios, as well as customary events of default, and is guaranteed by certain of the Company’s domestic subsidiaries. The Senior Credit Facility has a five-year term, maturing on December 12, 2022.
The Company borrowed £500.0 million and SEK 2,800.0 million under the Term Loan Facility on December 12, 2017, or approximately $997.1 million at the exchange rates in effect on that date. The Company is required to repay the Term Loan Facility at the rate of 5% of the original principle amount per annum with the remaining balance to be repaid in full at the maturity of the Senior Credit Facility. The Term Loan Facility bears interest at a rate based on LIBOR plus a margin that can vary from 1.00% to 1.70%.
The Revolving Credit Facility allows the Company to borrow, repay and reborrow over its term. The Revolving Credit Facility provides a sublimit for the issuance of letters of credit of up to $250.0 million at any one time. Borrowings under the Revolving Credit Facility bear interest at a rate based on LIBOR plus a margin that can vary from 0.85% to 1.40% or, at the Company’s option, the base rate, which is defined as the highest of (a) the Federal Funds Rate plus 0.5%, (b) the Bank of America prime rate and (c) one-month LIBOR plus 1% plus a margin that can vary from 0.0% to 0.4%. The Company is required to pay a quarterly letter of credit fee on the face amount of each letter of credit, which fee is based on the same margin that applies from time to time to LIBOR-indexed borrowings under the revolving credit line. The Company is also required to pay a quarterly facility fee ranging from 0.15% to 0.30% per annum based on the total revolving credit facility amount.
Outstanding Borrowings
As of December 31, 2017, the Company had £500.0 million and SEK2,800.0 million, or approximately $1,017.8 million in U.S dollars at exchange rates in effect as of December 31, 2017, outstanding under the Term Loan Facility with a weighted average effective interest rate of 1.85% per annum. Debt issuance costs related to the Term Loan Facility, net of amortization, were $3.2 million as of December 31, 2017.
2014 Senior Credit Facility
On December 17, 2014, the Company entered into a credit agreement with a group of lenders for a $1,500.0 million credit facility ("2014 Senior Credit Facility"), comprised of a $1,000.0 million multicurrency revolving credit facility ("2014 Revolving Credit Facility") and a $500.0 million multicurrency term loan facility ("2014 Term Loan A Facility").
The 2014 Revolving Credit Facility allowed the Company to borrow, repay and reborrow over the term. The 2014 Revolving Credit Facility provided a sublimit for the issuance of letters of credit of up to $150.0 million at any one time.  Borrowings under the 2014 Revolving Credit Facility bore interest at a rate based on LIBOR plus a margin that could vary from 1.0% to 1.4%. The Company paid a quarterly letter of credit fee on the face amount of each letter of credit, which fee was based on the same margin

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

that applies from time to time to LIBOR-indexed borrowings under the revolving credit line. The Company also paid a quarterly facility fee ranging from 0.25% to 0.35% per annum of the revolving credit facility, regardless of the amount utilized.
First Amendment
On April 30, 2015, the Company entered into the first amendment (the "First Amendment") to the 2014 Senior Credit Facility. The First Amendment provided for the conversion of the outstanding U.S. dollar-denominated borrowings under the 2014 Term Loan A Facility into an approximately equivalent amount denominated in four foreign currencies. In connection with the execution of the First Amendment, on April 30, 2015 the Company repaid the U.S. dollar-denominated $490.0 million remaining principal balance of the Term Loan A Facility and immediately reborrowed under the 2014 Term Loan A Facility in the aggregate principal amounts of CHF 47.8 million, €184.9 million, £92.6 million and ¥11,924.0 million, or approximately $490.0 million in U.S. dollars at exchange rates in effect on April 30, 2015. The Company accounted for this transaction as a debt modification.
The Company repaid the foreign-currency denominated borrowings under the 2014 Term Loan A Facility in equal quarterly installments on the last business day of each March, June, September and December, commencing on June 30, 2015, equal to the amount of 2.00% of the result of the respective 2014 Term Loan A Facility on April 30, 2015 divided by 0.98 with the remaining principal amount to be paid on the maturity date of the Term Loan A Facility.
Second Amendment
On December 8, 2015, the Company entered into the second amendment (the "Second Amendment") to the 2014 Senior Credit Facility. Pursuant to the Second Amendment, the 2014 Revolving Credit Facility was increased from $1,000.0 million to $1,500.0 million and the Company received commitments from the lenders for a $250.0 million seven year term loan (the "USD Term Loan B Commitment") and for a £300.0 million, or approximately $442.0 million in U.S. dollars at the exchange rate in effect on December 31, 2015, seven year term loan (the "Sterling Term Loan B Commitment", and collectively, the "Term Loan B Commitments"). On January 8, 2016, the Company borrowed the full amount of the $250.0 million and £300.0 million under the Term Loan B Commitment.
Funding of the Term Loan B was net of the original issue discounts of 0.25% of the principal of the USD Term Loan B and 0.50% of the principal of the Sterling Term Loan B. Loans made under the Term Loan B Commitments (the "Term Loan B") were repaid in equal quarterly installments of 0.25% of the original principal, with the remaining amount outstanding to be repaid in full on the seventh anniversary of the funding date of the Term Loan B. The USD Term Loan B bore interest at a rate based on LIBOR plus a margin of 3.25% and the Sterling Term Loan B bore interest at a rate based on LIBOR plus a margin of 3.75%.
Third Amendment
On December 22, 2016, the Company, entered into the third amendment (the "Third Amendment") to the 2014 Senior Credit Facility. Pursuant to the Third Amendment, (i) the Company may borrow up to €1,000.0 million in additional term B loan (the "Term B-2 Loan"), (ii) the interest rate margin applicable to the existing Term Loan B (the "Term Loan B Facility") in US Dollars was reduced from 3.25% to 2.50% and the LIBOR floor applicable to such loans were reduced from 0.75% to zero and (iii) the interest rate margin applicable to the loans borrowed under the Term Loan B Facility in Pounds Sterling was reduced from 3.75% to 3.00%, with no change to the existing LIBOR floor of 0.75% applicable to such loans. The Company accounted for this transaction as a debt modification.
On January 6, 2017, the Company borrowed the full amount of the Term B-2 Loan for €1,000.0 million, or approximately $1,059.8 million in U.S dollars at the exchange rate in effect on January 6, 2017. The Term B-2 Loan bore interest at an index rate based on LIBOR plus a margin of 3.25%. No original issue discount is applicable to the Term B-2 Loan. The Term B-2 Loan was repaid in equal quarterly installments of 0.25% of the original principal amount starting in the second quarter of 2017, with the remaining amount outstanding to be repaid in full on the seventh anniversary of the funding date of the Term B-2 Loan.
Fourth Amendment
On August 15, 2017, the Company entered into the fourth amendment (the "Fourth Amendment") to the 2014 Senior Credit Facility. Pursuant to the Fourth Amendment, (a) the interest rate margin applicable to loans borrowed under the Term Loan B Facility in US Dollars (the "USD Term Loan B Loans") was reduced from 2.50% to 2.00%, (b) the LIBOR floor applicable to loans borrowed under the Term Loan B Facility in Pounds Sterling (the "GBP Term Loan B Loans") was reduced from 0.75% to zero and (c) the interest rate margin applicable to loans borrowed under the Term Loan B Facility in Euro was reduced from 3.25% to 2.50%.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On December 12, 2017, using the proceeds from the sale of 2.875% Euro Senior Notes due 2026 and amounts borrowed under the Term Loan Facility, the Company repaid in full amounts outstanding under the 2014 Term Loan A Facility, the Term B Loans and the Term B-2 Loan, and terminated the 2014 Senior Credit Facility.
Bridge Term Loan
In connection with its acquisition of Bit-isle, on September 30, 2015, the Company entered into a term loan agreement (the “Bridge Term Loan Agreement”) with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”). Pursuant to the Bridge Term Loan Agreement, BTMU has committed to provide a senior bridge loan facility (the “Bridge Term Loan”) in the amount of up to ¥47,500.0 million, or approximately $395.2 million in U.S dollars at the exchange rate in effect on December 31, 2015. Proceeds from the Bridge Term Loan were used exclusively for the acquisition of Bit-isle, the repayment of Bit-isle’s existing debt and transaction costs incurred in connection with the closing of the Bridge Term Loan and the acquisition of Bit-isle. Borrowings under the Bridge Term Loan bore interest at the Tokyo Interbank Offered Rate for Japanese Yen, plus a margin of 0.4% per annum for the first ten months following the first draw down. Thereafter, the margin increased to 1.75% per annum. The Company repaid the Bridge Term Loan in full at the end of its term on October 31, 2016.
Japanese Yen Term Loan
On September 30, 2016, the Company entered into a five year term loan agreement (the "Japanese Yen Term Loan") with BTMU for ¥47,500.0 million, or approximately $468.4 million at the exchange rate in effect on September 30, 2016. Loans made under the Japanese Yen Term Loan must be repaid in equal quarterly installments of ¥625.0 million, with the remaining balance of ¥35,625.0 million to be repaid in full on October 29, 2021. Borrowings under the Japanese Yen Term Loan bear interest at the Tokyo Interbank Offered Rate for Japanese Yen, plus a margin of 1.5% per annum.
In October 2016, the Company drew down the full amount of the Japanese Yen Term Loan of ¥47,500.0 million, or approximately $453.2 million at the exchange rate in effect on October 31, 2016, and repaid the one-year Bridge Term Loan agreement which was used to facilitate the acquisition of Bit-isle. Total outstanding borrowings under the Japanese Yen Term Loan were ¥45,000.0 million, or approximately $399.6 million in U.S dollars at the exchange rate in effect as of December 31, 2017. As of December 31, 2017, debt issuance cost, net of amortization, related to the Japanese Yen Term Loan was ¥843.6 million, or approximately $7.5 million in U.S. dollars at the exchange rate in effect on December 31, 2017.
Brazil Financings
In June 2016, the Company prepaid and terminated its 2012 and 2013 Brazil financings. In connection with this prepayment, the Company paid 90.7 million Brazilian Reals, including principal, accrued interest and termination fees, or approximately $28.3 million at the exchange rate in effect as of June 30, 2016.
Mortgage Payable
In October 2013, as a result of the Frankfurt Kleyer 90 Carrier Hotel Acquisition, the Company assumed a mortgage payable of $42.9 million with an effective interest rate of 4.25%. The mortgage payable has monthly principal and interest payments and has an expiration date of August 2022.
Convertible Debt
4.75% Convertible Subordinated Notes
In June 2009, the Company issued $373.8 million aggregate principal amount of 4.75% Convertible Subordinated Notes due June 15, 2016 (the "4.75% Convertible Subordinated Notes"). Interest was payable semi-annually on June 15 and December 15 of each year and commenced on December 15, 2009. In May and June 2014, certain holders of the 4.75% Convertible Subordinated Notes elected to convert a total of $215.8 million of the principal amount of the notes for 2,411,851 shares of the Company’s common stock and $51.7 million in cash, comprised of accrued interest, premium and cash paid in lieu of issuing shares for certain note holders’ principal amount.
In December 2015, certain holders of the 4.75% Convertible Subordinated Notes elected to convert a total of $7.8 million of the principal amount of the notes for 101,947 shares of the Company's common stock and approximately $1,000 in cash for residual shares in connection with the conversions.
In April and June 2016, holders of the 4.75% convertible subordinated notes converted or redeemed a total of $150.1 million of the principal amount of the notes for 1,981,662 shares of the Company’s common stock and $3.6 million in cash, comprised of

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

accrued interest, cash paid in lieu of fractional shares and principal redemption. In the Company’s consolidated statement of cash flows for the year ended December 31, 2016, the principal redemption and cash paid in lieu of issuing fractional shares to settle a portion of the principal amount were included within net cash provided by (used in) financing activities and the accrued interest paid was included within net cash provided by operating activities.
The following table sets forth total interest expense recognized related to the 4.75% Convertible Subordinated Notes for the years ended December 31 (in thousands):

2016
Contractual interest expense	$3,267
Amortization of debt issuance costs	186
Amortization of debt discount	3,775
$7,228
Effective interest rate of the liability component	10.48%
To minimize the impact of potential dilution upon conversion of the 4.75% Convertible Subordinated Notes, the Company entered into capped call transactions (the "Capped Call") separate from the issuance of the 4.75% Convertible Subordinated Notes and paid a premium of $49.7 million for the Capped Call in 2009. The Capped Call covers a total of approximately 4,432,638 shares of the Company’s common stock, subject to adjustment.
Upon maturity of the 4.75% Convertible Subordinated Notes on June 15, 2016, the Company settled the capped call transaction and received 380,779 shares of common stock, which were placed in treasury and resulted in a credit of $141.7 million to additional paid in capital at the market price of $372.10 on June 15, 2016.
Senior Notes
The Company’s senior notes consisted of the following as of December 31 (in thousands):

	2017		2016
	Amount	Effective Rate	Amount	Effective Rate
4.875% Senior Notes due 2020	$—	—	$500,000	5.07%
5.375% Senior Notes due 2022	750,000	5.56%	750,000	5.56%
5.375% Senior Notes due 2023	1,000,000	5.51%	1,000,000	5.51%
5.75% Senior Notes due 2025	500,000	5.88%	500,000	5.88%
2.875% Euro Senior Notes due 2025	1,201,000	3.04%	—	—
5.875% Senior Notes due 2026	1,100,000	6.03%	1,100,000	6.03%
2.875% Euro Senior Notes due 2026	1,201,000	3.04%	—	—
5.375% Senior Notes due 2027	1,250,000	5.51%	—	—
	7,002,000		3,850,000
Less amount representing debt issuance cost	(78,151)		(39,230)
	$6,923,849		$3,810,770
2026 Euro Senior Notes
In December 2017, the Company issued €1,000.0 million aggregate principal amount of 2.875% senior notes due February 1, 2026, which are referred to as the "2026 Euro Senior Notes". Interest on the notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2018. Debt issuance costs related to the 2026 Euro Senior Notes were $15.7 million. As of December 31, 2017, debt issuance costs related to the 2026 Euro Senior Notes, net of amortization, were $15.9 million at the exchange rate in effect on that date.
2025 Euro Senior Notes
In September 2017, the Company issued €1,000.0 million aggregate principal amount of 2.875% senior notes due October 1, 2025, which are referred to as the "2025 Euro Senior Notes". Interest on the notes is payable semi-annually in arrears on April 1

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and October 1 of each year, commencing on April 1, 2018. Debt issuance costs related to the 2025 Euro Senior Notes were $16.3 million. Debt issuance costs related to the 2025 Euro Senior Notes, net of amortization, were $15.7 million as of December 31, 2017.
2027 Senior Notes
In March 2017, the Company issued $1,250.0 million aggregate principal amount of 5.375% senior notes due May 15, 2027, which are referred to as the "2027 Senior Notes". Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, and commenced on May 15, 2017. Debt issuance costs related to the 2027 Senior Notes were $16.8 million. Debt issuance costs related to the 2027 Senior Notes, net of amortization, were $15.6 million as of December 31, 2017.
2026 Senior Notes
In December 2015, the Company issued $1,100.0 million aggregate principal amount of 5.875% senior notes due January 15, 2026, which are referred to as the "2026 Senior Notes". Interest on the notes is payable semi-annually in arrears on January 15 and July 15 of each year, and commenced on July 15, 2016. As of December 31, 2017 and 2016, debt issuance costs related to the 2026 Senior Notes, net of amortization, were $13.4 million and $15.1 million, respectively.
2022 Senior Notes and 2025 Senior Notes
In November 2014, the Company issued $750.0 million aggregate principal amount of 5.375% senior notes due January 1, 2022, and $500.0 million aggregate principal amount of 5.750% senior notes due January 1, 2025, which are referred to as the "2022 Senior Notes" and "2025 Senior Notes", respectively, and collectively, as the "2022 and 2025 Senior Notes". Interest on each series of the notes is payable semi-annually in arrears on January 1 and July 1 of each year, and commenced on July 1, 2015. As of December 31, 2017 and 2016, debt issuance costs related to the 2022 and 2025 Senior Notes, net of amortization, were $10.4 million and $12.5 million, respectively.
2020 Senior Notes and 2023 Senior Notes
In March 2013, the Company issued $1,500.0 million aggregate principal amount of senior notes, which consist of $500.0 million aggregate principal amount of 4.875% senior notes due April 1, 2020 (the "2020 Senior Notes") and $1,000.0 million aggregate principal amount of 5.375% senior notes due April 1, 2023 (the "2023 Senior Notes"). Interest on both the 2020 Senior Notes and the 2023 Senior Notes is payable semi-annually on April 1 and October 1 of each year and commenced on October 1, 2013. On September 28, 2017, the Company redeemed the entire $500.0 million principal amount of the 2020 Senior Notes. Debt issuance costs related to the 2023 Senior Notes, net of amortization, were $7.1 million as of December 31, 2017. Debt issuance costs related to the 2020 Senior Notes and 2023 Senior Notes, net of amortization, were $11.6 million as of December 31, 2016.
All senior notes are unsecured and rank equal in right of payment to the Company’s existing or future senior indebtedness and senior in right of payment to the Company’s existing and future subordinated indebtedness. The senior notes are effectively subordinated to all of the existing and future secured debt, including debt outstanding under any bank facility or secured by any mortgage, to the extent of the assets securing such debt. They are also structurally subordinated to any existing and future indebtedness and other liabilities (including trade payables) of any of the Company’s subsidiaries.
Each series of senior notes is governed by a supplemental indenture between the Company and U.S. Bank National Association, as trustee. These supplemental indentures contain covenants that limit the Company’s ability and the ability of its subsidiaries to, among other things(1):

•	incur additional debt;

•	pay dividends or make other restricted payments;

•	purchase, redeem or retire capital stock or subordinated debt;

•	make asset sales;

•	enter into transactions with affiliates;

•	incur liens(2);

•	enter into sale-leaseback transactions(2);

•	provide subsidiary guarantees;

•	make investments; and

•	merge or consolidate with any other person(2).

(1) If the senior notes are rated investment grade at any time by two or more of Standard & Poor’s, Moody’s and Fitch, most of the restrictive covenants contained in the supplemental indentures will be suspended.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2) The supplemental indenture for the 2.875% Euro Senior Notes due 2026 only contains these covenants footnoted with (2).

Subject to compliance with the limitations described above, the Company may issue an unlimited principal amount of additional notes at later dates under the same indenture as the senior notes. Any additional notes the Company issues under the indenture will be identical in all respects to the terms of the 2.875% Euro Senior Notes due 2026, except that the additional notes will have different issuance dates and may have different issuance prices.
The Company is not required to make any mandatory redemption with respect to the senior notes; however, upon the event of a change in control, the Company may be required to offer to purchase the senior notes.
Optional Redemption Schedule

Senior Note Description	Early Equity Redemption Price	First Scheduled Redemption Date	First Scheduled Redemption Price	Second Year Redemption Price	Third Year Redemption Price	Fourth Year (if scheduled) Redemption Price
5.375% due 2022	105.375%	January 1, 2018	104.031%	102.688%	101.344%	100.000%
5.375% due 2023	105.375%	April 1, 2018	102.688%	101.792%	100.896%	100.000%
5.75% due 2025	105.750%	January 1, 2020	102.875%	101.917%	100.958%	100.000%
2.875% Euro due 2025	102.875%	October 1, 2020	101.438%	100.719%	100.000%
5.875% due 2026	105.875%	January 15, 2021	102.938%	101.958%	100.979%	100.000%
2.875% Euro due 2026	102.875%	February 1, 2021	101.438%	100.719%	100.000%
5.375% due 2027	105.375%	May 15, 2022	102.688%	101.792%	100.896%	100.000%
Each series of senior notes provides for optional redemption. Within 90 days of the closing of one or more equity offerings and at any time prior to the first scheduled redemption date listed in the Optional Redemption Schedule, the Company may redeem up to 35% of the aggregate principal amount of any series of senior notes outstanding, at the respective early equity redemption price listed in the Optional Redemption Schedule, plus accrued and unpaid interest to the redemption date, provided that at least 65% of the aggregate principal amount of the senior notes issued in such series remains outstanding immediately after such redemption(s).
On or after the first scheduled redemption date listed in the Optional Redemption Schedule, the Company may redeem all or a part of a series of senior notes, on one or more occasions, at the redemption prices (expressed as percentages of principal amount) set forth in the Optional Redemption Schedule, plus accrued and unpaid interest thereon, if any, if redeemed during the twelve-month periods beginning on the first scheduled redemption date and at reduced scheduled redemption prices during the twelve-month periods beginning on the anniversaries of the first scheduled redemption date.
In addition, at any time prior to the first scheduled redemption date, the Company may redeem all or a part of any series of senior notes at a redemption price equal to 100% of the principal amount of such senior notes redeemed plus the applicable premium (the "Applicable Premium") and accrued and unpaid interest, subject to the rights of the holders of record of such senior notes on the relevant record date to receive interest due on the relevant interest payment date. The Applicable Premium means the greater of:

(1)	1.0% of the principal amount of the senior notes;

(2)	the excess of:
(a)the present value at such redemption date of (i) the first scheduled redemption price of the senior notes at the first scheduled redemption date, plus (ii) all required interest payments due on the senior notes through the first scheduled redemption date computed using a discount rate equal to the treasury rate as of such redemption date plus 50 basis points; over
(b)the principal amount of the senior notes.
Loss on Debt Extinguishment
During the year ended December 31, 2017, the Company recorded $65.8 million of loss on debt extinguishment comprised of (i) $14.6 million of loss on debt extinguishment from the redemption of the 2020 Senior Notes, which included the $12.2 million redemption premium that was paid in cash and $2.4 million related to the write-off of unamortized debt issuance costs, (ii) $13.2

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

million of loss on debt extinguishment from the redemption of the Term B-2 Loan, (iii) $9.3 million of loss on debt extinguishment as a result of the redemption of the Term B Loans, (iv) $16.7 million loss on debt extinguishment as a result of amendments to leases and financing obligations and (v) $12.0 million of loss on debt extinguishment as a result of the settlement of financing obligations for properties purchased.
During the year ended December 31, 2016, the Company recorded $12.3 million of loss on debt extinguishment as a result of (i) the settlement of the financing obligations for Paris 3 IBX data center, (ii) a portion of the lender fees associated with the Japanese Yen Term Loan and (iii) the prepayment and terminations of the 2012 and 2013 Brazil financings.
During the year ended December 31, 2015, the Company recorded $0.3 million of loss on debt extinguishment as a result of the conversions of the 4.75% Convertible Subordinated Notes.
Maturities of Debt Facilities
The following table sets forth maturities of the Company’s debt, including mortgage, loans payable, and senior notes, gross of debt issuance costs and debt discounts, as of December 31, 2017 (in thousands):

Years ending:
2018	$64,472
2019	77,309
2020	77,237
2021	387,762
2022	1,607,402
Thereafter	6,256,093
$8,470,275
Fair Value of Debt Facilities
The following table sets forth the estimated fair values of the Company’s mortgage and loans payable and senior notes, including current maturities, as of December 31 (in thousands):

	2017	2016
Mortgage and loans payable	$1,464,877	$1,461,954
Senior notes	7,288,673	4,033,985
The fair value of the mortgage and loans payable, which were not publicly traded, was estimated by considering the Company’s credit rating, current rates available to the Company for debt of the same remaining maturities and terms of the debt (level 2). The fair value of the senior notes, which were traded in the public debt market, was based on quoted market prices (level 1).
Interest Charges
The following table sets forth total interest costs incurred and total interest costs capitalized for the years ended December 31 (in thousands):

	2017	2016	2015
Interest expense	$478,698	$392,156	$299,055
Interest capitalized	22,625	13,338	10,943
Interest charges incurred	$501,323	$405,494	$309,998
Total interest paid, net of capitalized interest, during the years ended December 31, 2017, 2016 and 2015 was $422.2 million, $336.7 million and $226.5 million, respectively.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.     Stockholders’ Equity
The Company’s authorized share capital is 300,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 25,000,000 is designated Series A, 25,000,000 is designated as Series A-1 and 50,000,000 is undesignated. As of December 31, 2017 and 2016, the Company had no preferred stock issued and outstanding.
Common Stock
In August 2017, the Company entered into an equity distribution agreement with RBC Capital Market, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, establishing an "at the market" equity offering program, under which the Company may offer and sell from time to time up to an aggregate of $750.0 million of its common stock in "at the market" transactions (the "ATM Program"). For the year ended December 31, 2017, the Company sold 763,201 shares under the ATM Program, for approximately $355.1 million, net of payment of commissions to the sales agents and estimated equity offering costs.
In March 2017, the Company issued and sold 6,069,444 shares of its common stock in a public offering pursuant to a registration statement and a related prospectus and prospectus supplement, in each case filed with the Securities and Exchange Commission ("SEC"). The shares issued and sold included the full exercise of the underwriters' option to purchase 791,666 additional shares. The Company received net proceeds of approximately $2,126.3 million, after deducting underwriting discounts and commissions and offering expenses of $58.7 million.
In April and June 2016, upon the maturity of the Company's 4.75% Convertible Subordinated Notes, holders of the Company's 4.75% Convertible Subordinated Notes converted $150.1 million principal amount of the notes into 1,981,662 shares of the Company's common stock. In June 2016, the Company also settled the capped call transaction and received 380,779 shares of common stock, which were placed in treasury and resulted in a credit of $141.7 million to additional paid in capital at the market price of $372.10 on June 15, 2016. See convertible debt in Note 10 for additional information.
In December 2015, certain holders of the Company's 4.75% Convertible Subordinated Notes elected to convert a portion of the notes into 101,947 shares of the Company's common stock. See convertible debt in Note 10 for additional information.
In November 2015, the Company issued and sold 2,994,792 shares of its common stock in a public offering pursuant to a registration statement and a related prospectus and prospectus supplement, in each case filed with the SEC. The shares issued and sold included the full exercise of the underwriters’ option to purchase 390,625 additional shares. The Company received net proceeds of approximately $829.5 million, after deducting underwriting discounts and commissions of $32.3 million and offering expenses of $0.7 million.
As of December 31, 2017, the Company had reserved the following shares of authorized but unissued shares of common stock for future issuances:

Common stock options and restricted stock units	4,499,389
Common stock employee purchase plans	3,265,791
Total	7,765,180

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Loss
The components of the Company’s accumulated other comprehensive loss (OCI) consisted of the following as of December 31, 2017, 2016 and 2015 (in thousands):

	December 31, 2014	Net Change	December 31, 2015	Net Change	December 31, 2016	Net Change	December 31, 2017
Foreign currency translation adjustment ("CTA") loss	$(336,946)	$(186,763)	$(523,709)	$(507,420)	$(1,031,129)	$454,269	$(576,860)
Unrealized gain (loss) on cash flow hedges(1)	6,603	4,550	11,153	19,551	30,704	(54,895)	(24,191)
Net investment hedge CTA gain (loss)(1)	—	4,484	4,484	45,505	49,989	(235,292)	(185,303)
Unrealized gain (loss) on available for sale securities(2)	(99)	(40)	(139)	2,249	2,110	14	2,124
Net actuarial loss on defined benefit plans(3)	(2,001)	1,153	(848)	32	(816)	(143)	(959)
	$(332,443)	$(176,616)	$(509,059)	$(440,083)	$(949,142)	$163,953	$(785,189)
__________________________

(1)	Refer to Note 7 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income (loss).

(2)
The realized gains and losses reclassified from accumulated other comprehensive loss to net income (loss) as a result of sale of available for sale securities were not significant for the years ended December 31, 2017, 2016 and 2015.

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

Changes in foreign currencies can have a significant impact to the Company’s consolidated balance sheets (as evidenced above in the Company’s foreign currency translation gain or loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translating into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. At December 31, 2017, the U.S. dollar was generally weaker relative to certain of the currencies of the foreign countries in which the Company operates. This overall weakening of the U.S. dollar had an overall positive impact on the Company’s consolidated financial position because the foreign denominations translated into more U.S. dollars as evidenced by the decrease in foreign currency translation loss for the year ended December 31, 2017 compared to the year ended December 31, 2016 as reflected in the above table. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which the Company does business could have a significant impact on its consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.
Treasury Stock
During the year ended December 31, 2017, the Company re-issued 6,073 shares of its treasury stock with a total value of $2.6 million related to the settlement of restricted stock units. During the year ended December 31, 2016, the Company re-issued 7,099 shares of its treasury stock with a total value of $2.4 million related to the settlement of restricted stock units. During the year ended December 31, 2015, the Company re-issued 7,348 shares of its treasury stock with a total value of $1.8 million related to the settlement of restricted stock units and 11,784 shares of its treasury stock with a total value of $3.5 million related to the exchange and conversion of the 4.75% Convertible Subordinated Notes (see Note 10).
Special Distributions
In September 2015, the Company’s Board of Directors declared a special distribution of $627.0 million, or approximately $10.95 per share (the "2015 Special Distribution"), to its common stockholders. The 2015 Special Distribution represents an amount that includes the sum of: (1) foreign earnings and profits repatriated as dividend income in 2015; (2) taxable income in 2015 from depreciation recapture in respect of accounting method changes commenced in the Company’s pre-REIT period; and (3) certain other items of taxable income.
The 2015 Special Distribution was paid on November 10, 2015 to the Company’s common stockholders of record as of the close of business on October 8, 2015. Common stockholders had the option to elect to receive payment of the 2015 Special Distribution in the form of stock or cash. The number of shares distributed was determined based upon common stockholder

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

elections and the average closing price of the Company’s common stock on the three trading days commencing on November 3, 2015 or $297.03 per share. As such, the Company issued 1,688,411 shares of its common stock and paid $125.5 million in connection with the 2015 Special Distribution.
Shares issued in connection with the 2015 Special Distribution impact weighted average shares outstanding from the date of issuance, thus impacting the Company’s earnings per share data prospectively from the distribution date.
Dividends
During the year ended December 31, 2017, the Company's Board of Directors declared quarterly cash dividends of $2.00 per share on November 1, August 2, April 26, and February 15, 2017, to stockholders of record on November 15, August 23, May 24, and February 27, 2017, respectively, and payment dates of December 13, September 20, June 21, and March 22, 2017, respectively. The Company paid a total of $612.1 million in cash dividends during the year ended December 31, 2017.
During the year ended December 31, 2016, the Company's Board of Directors declared quarterly cash dividends of $1.75 per share on November 2, August 3, May 4, and February 18, 2016, to stockholders of record on November 16, August 24, May 25, and March 9, 2016, respectively, and payment dates of December 14, September 14, June 15, and March 23, 2016, respectively. The Company paid a total of $492.4 million in cash dividends during the year ended December 31, 2016.
During the year ended December 31, 2015, the Company's Board of Directors declared quarterly cash dividends of $1.69 per share on October 28, July 29, May 7 and February 19, 2015, to stockholders of record on December 9, August 26, May 27 and March 11, 2015, respectively, and payment dates of December 16, September 16, June 17 and March 25, 2015, respectively. The Company paid a total of $393.6 million in cash dividends during the year ended December 31, 2015.
In addition, as of December 31, 2017, for dividends and special distributions attributed to the restricted stock units, the Company recorded a short term dividend payable of $11.2 million and a long term dividend payable of $6.7 million for the restricted stock units that have not yet vested.  As of December 31, 2016, for dividends and special distributions attributed to the RSU awards, the Company recorded a short term dividend payable of $12.0 million and a long term dividend payable of $8.5 million for the restricted stock units that have not yet vested.
For federal income tax purposes, distributions to stockholders are treated as ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2017 and 2016, the quarterly dividends were classified as follows:

Record Date	Payment Date	Total Distribution	Nonqualified Ordinary Dividend	Qualified Ordinary Dividend	Return of Capital
		(per share)
Fiscal 2017
2/27/2017	3/22/2017	$2.000000	$2.000000	$—	$—
5/24/2017	6/21/2017	2.000000	2.000000	—	—
8/23/2017	9/20/2017	2.000000	2.000000	—	—
11/15/2017	12/13/2017	2.000000	2.000000	—	—
Total		$8.000000	$8.000000	$—	$—

Fiscal 2016
3/9/2016	3/23/2016	$1.750000	$1.231334	$0.518666	$—
5/25/2016	6/15/2016	1.750000	1.231334	0.518666	—
8/24/2016	9/14/2016	1.750000	1.231334	0.518666	—
11/16/2016	12/14/2016	1.750000	1.231334	0.518666	—
Total		$7.000000	$4.925336	$2.074664	$—

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.     Stock-Based Compensation
Equinix Equity Awards
Equity Compensation Plans
In May 2000, the Company’s stockholders approved the adoption of the 2000 Equity Incentive Plan as the successor plan to the 1998 Stock Plan. Beginning in August 2000, the Company no longer issued additional grants under the 1998 Stock Plan, and unexercised options under the 1998 Stock Plan that are canceled due to an optionee’s termination may be reissued under the successor 2000 Equity Incentive Plan. Under the 2000 Equity Incentive Plan, nonstatutory stock options, restricted shares, restricted stock units, and stock appreciation rights may be granted to employees, outside directors and consultants at not less than 85% of the fair value on the date of grant, and incentive stock options may be granted to employees at not less than 100% of the fair value on the date of grant. Options granted prior to October 1, 2005 generally expire 10 years from the grant date, and equity awards granted to employees and consultants on or after October 1, 2005 will generally expire 7 years from the grant date, subject to continuous service of the optionee. Equity awards granted under the 2000 Equity Incentive Plan generally vest over 4 years. The Company had reserved a total of 16,636,172 shares for issuance under the 2000 Equity Incentive Plan of which 2,423,051 shares were still available for grant as of December 31, 2017. The 2000 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors (the "Compensation Committee"), and the Compensation Committee may terminate or amend the plan, with approval of the stockholders as may be required by applicable law, at any time.
In May 2000, the Company’s stockholders approved the adoption of the 2000 Director Option Plan, which was amended and restated effective January 1, 2003. Under the 2000 Director Option Plan, each non-employee board member who was not previously an employee of the Company will receive an automatic initial nonstatutory stock option grant, which vests in four annual installments. In addition, each non-employee board member will receive an annual non-statutory stock option grant on the date of the Company’s regular Annual Meeting of Stockholders, provided the board member will continue to serve as a director thereafter. Such annual option grants shall vest in full on the earlier of a) the first anniversary of the grant, or b) the date of the regular Annual Meeting of Stockholders held in the year following the grant date. A new director who receives an initial option will not receive an annual option in the same calendar year. Options granted under the 2000 Director Option Plan will have an option price not less than 100% of the fair value on the date of grant and will have a 10-year contractual term, subject to continuous service of the board member. On December 18, 2008, the Company’s Board of Directors passed resolutions eliminating all automatic stock option grant mechanisms under the 2000 Director Option Plan, and replaced them with an automatic restricted stock unit grant mechanism under the 2000 Equity Incentive Plan. The Company had reserved 594,403 shares for issuance under the 2000 Director Option Plan of which 505,646 shares were still available for grant as of December 31, 2017. The 2000 Director Option Plan is administered by the Compensation Committee and the Compensation Committee may terminate or amend the plan, with approval of the stockholders as may be required by applicable law, at any time.
In September 2001, the Company adopted the 2001 Supplemental Stock Plan, under which non-statutory stock options and restricted shares/restricted stock units may be granted to consultants and employees who are not executive officers or board members, at not less than 85% of the fair value on the date of grant. Options granted prior to October 1, 2005 generally expire 10 years from the grant date, and options granted on or after October 1, 2005 will generally expire 7 years from the grant date, subject to continuous service of the optionee. Current stock options granted under the 2001 Supplemental Stock Plan generally vest over four years. The Company had reserved a total of 1,494,275 shares for issuance under the 2001 Supplemental Stock Plan, of which 260,498 shares were still available for grant as of December 31, 2017. The 2001 Supplemental Stock Plan is administered by the Compensation Committee, and the plan will continue in effect indefinitely unless the Compensation Committee decides to terminate it earlier.
The 1998 Stock Plan, 2000 Equity Incentive Plan, 2000 Director Option Plan and 2001 Supplemental Stock Plan are collectively referred to as the "Equity Compensation Plans."

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Options
Stock option activity under the Equity Compensation Plans is summarized as follows:

	Number of Shares Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (Dollars in Thousands)
Stock options outstanding at December 31, 2014	77,934	$73.84
Stock options exercised	(41,889)	64.18
Additional shares granted due to special distribution	1,454	—
Stock options expired	(250)	41.12
Stock options outstanding at December 31, 2015	37,249	82.06
Stock options exercised	(18,183)	80.10
Stock options outstanding at December 31, 2016	19,066	82.01
Stock options exercised	(12,763)	83.51
Stock options outstanding at December 31, 2017	6,303	$78.97	0.57	$2,359
Stock options vested and exercisable at December 31, 2017	6,303	$78.97	0.57	$2,359
__________________________

(1)	The aggregate intrinsic value is calculated as the difference between the market value of the stock as of December 31, 2017 and the exercise price of the option.
The following table summarizes information about outstanding stock options as of December 31, 2017:

	Outstanding			Exercisable
Range of exercise prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$28.56 to $28.56	1,007	1.18	$28.56	1,007	$28.56
$88.56 to $88.56	5,296	0.45	88.56	5,296	88.56
	6,303	0.57	$78.97	6,303	$78.97
The Company provides the following additional disclosures for stock options as of December 31 (in thousands):

	2017	2016	2015
Total aggregate intrinsic value of stock options exercised (1)	$3,818	$4,712	$7,198
_________________________

(1)	The intrinsic value is calculated as the difference between the market value of the stock on the date of exercise and the exercise price of the option.

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

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (Dollars in Thousands)
Restricted stock units outstanding, December 31, 2014	1,403,974	$114.56
Restricted stock units granted	711,990	236.89
Additional shares granted due to special distribution	51,432	297.03
Restricted stock units released, vested	(623,554)	173.79
Special distribution shares released	(19,966)	227.99
Restricted stock units canceled	(103,922)	198.67
Special distribution shares canceled	(3,516)	235.43
Restricted stock units outstanding, December 31, 2015	1,416,438	148.53
Restricted stock units granted	720,601	309.18
Additional shares granted due to special distribution	37	297.03
Restricted stock units released, vested	(655,584)	213.72
Special distribution shares released	(35,354)	269.94
Restricted stock units canceled	(93,940)	242.41
Special distribution shares canceled	(4,319)	272.84
Restricted stock units outstanding, December 31, 2016	1,347,879	192.59
Restricted stock units granted	658,196	389.60
Restricted stock units released, vested	(606,064)	260.75
Special distribution shares released	(15,667)	243.06
Restricted stock units canceled	(79,451)	313.83
Special distribution shares canceled	(1,002)	282.49
Restricted stock units outstanding, December 31, 2017	1,303,891	$252.30	1.22	$590,950
__________________________
(1)The intrinsic value is calculated based on the market value of the stock as of December 31, 2017.
The total fair value of restricted stock units vested and released during the years ended December 31, 2017, 2016 and 2015 was $259.1 million, $227.4 million and $157.6 million, respectively.
Employee Stock Purchase Plan
In June 2004, the Company’s stockholders approved the adoption of the 2004 Employee Stock Purchase Plan (the "2004 Purchase Plan") as a successor plan to a previous plan that ceased activity in 2005. A total of 500,000 shares have been reserved for issuance under the 2004 Purchase Plan, and the number of shares available for issuance under the 2004 Purchase Plan automatically increased on January 1 each year, beginning in 2005 and ending in 2014 by the lesser of 2% of the shares of common stock then outstanding or 500,000 shares. Effective November 25, 2014, 3,197 shares were added to the 2004 Purchase Plan, representing an anti-dilutive adjustment pursuant to the 2014 Special Distribution. Effective November 10, 2015, 9,020 shares were added to the 2004 Purchase Plan, representing an anti-dilutive adjustment pursuant to the 2015 Special Distribution. As of December 31, 2017, a total of 3,265,791 shares remained available for purchase under the 2004 Purchase Plan. The 2004 Purchase Plan permits eligible employees to purchase common stock on favorable terms via payroll deductions of up to 15% of the employee’s cash compensation, subject to certain share and statutory dollar limits. Two overlapping offering periods commence during each

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

calendar year, on each February 15 and August 15 or such other periods or dates as determined by the Compensation Committee from time to time, and the offering periods last up to 24 months with a purchase date every six months. The price of each share purchased is 85% of the lower of a) the fair value per share of common stock on the last trading day before the commencement of the applicable offering period or b) the fair value per share of common stock on the purchase date. The 2004 Purchase Plan is administered by the Compensation Committee of the Board of Directors, and such plan will terminate automatically in June 2024 unless a) the 2004 Purchase Plan is extended by the Board of Directors and b) the extension is approved within 12 months by the Company’s stockholders.
The Company provides the following disclosures for the 2004 Purchase Plan as of December 31 (dollars, except shares):

	2017	2016	2015
Weighted-average purchase price per share	$250.65	$217.91	$150.13
Weighted average grant-date fair value per share of shares purchased	$72.21	$60.49	$57.63
Number of shares purchased	162,076	150,044	182,175
The Company uses the Black-Scholes option-pricing model to determine the fair value of shares under the 2004 Purchase Plan with the following assumptions during the years ended December 31:

	2017	2016	2015
Range of dividend yield	2.10 - 2.31%	2.38 - 2.53%	2.65 - 2.81%
Range of risk-free interest rate	0.70 - 1.35%	0.48 - 0.76%	0.08 - 0.77%
Range of expected volatility	16.42 - 24.27%	18.80 - 30.94%	19.96 - 25.78%
Weighted-average expected volatility	20.30%	25.01%	21.72%
Weighted average expected life (in years)	1.52	1.41	1.59
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
In October 2014, the Compensation Committee approved amendments to the terms of all outstanding restricted stock units ("RSUs") granted prior to January 1, 2014 to provide for dividend equivalent rights ("DERs") in the event of future dividends paid on the Company’s common stock.  The Compensation Committee also approved an adjustment to outstanding stock options, including those under the Company’s Employee Stock Purchase Plan ("ESPP"), to ensure that the cash portion of the 2014 Special Distribution would not negatively impact the intrinsic value of the options. Pursuant to the accounting standard for stock compensation, these actions affecting the terms of the awards are considered modifications for accounting purposes that resulted in incremental stock-based compensation expenses and will be recognized over the requisite service period for each vesting tranche of the award. The total charges associated with this modification are not significant to the financial statements.
As of December 31, 2017, the total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $296.7 million which is expected to be recognized over a weighted-average period of 2.08 years.
The following table presents, by operating expense, the Company’s stock-based compensation expense recognized in the Company’s consolidated statement of operations for the years ended December 31 (in thousands):

	2017	2016	2015
Cost of revenues	$13,621	$13,086	$9,878
Sales and marketing	50,094	43,030	36,847
General and administrative	111,785	100,032	86,908
Total	$175,500	$156,148	$133,633

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s stock-based compensation recognized in the consolidated statement of operations was comprised of the following types of equity awards for the years ended December 31 (in thousands):

	2017	2016	2015
Stock options	$—	$—	$1,679
Restricted stock units	164,321	145,769	124,512
Employee stock purchase plan	11,179	10,379	7,442
Total	$175,500	$156,148	$133,633
During the years ended December 31, 2017, 2016 and 2015, the Company capitalized $6.2 million, $4.2 million and $3.0 million, respectively, of stock-based compensation expense as construction in progress in property, plant and equipment.
13.     Income Taxes
Income (loss) before income taxes is attributable to the following geographic locations for the years ended December 31, (in thousands):

	2017	2016	2015
Domestic	$148,500	$215,010	$123,153
Foreign	138,332	(55,151)	87,845
Income from continuing operations before income taxes	$286,832	$159,859	$210,998
The tax benefit (expenses) for income taxes consisted of the following components for the years ended December 31, (in thousands):

	2017	2016	2015
Current:
Federal	$9,346	$(16,365)	$(85,352)
State and local	(849)	(2,147)	(3,984)
Foreign	(109,032)	(62,278)	(27,090)
Subtotal	(100,535)	(80,790)	(116,426)
Deferred:
Federal	9,684	(11,184)	87,801
State and local	2,018	(3,328)	4,600
Foreign	34,983	49,851	801
Subtotal	46,685	35,339	93,202
Provision for income taxes	$(53,850)	$(45,451)	$(23,224)
State and foreign taxes not based on income are included in general and administrative expenses and the aggregate amounts were not significant for the years ended December 31, 2017, 2016 and 2015.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fiscal 2017, 2016 and 2015 income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pre-tax income as a result of the following for the years ended December 31 (in thousands):

	2017	2016	2015
Federal tax at statutory rate	$(100,391)	$(55,951)	$(73,849)
State and local tax (expense) benefit	1,000	(4,895)	945
Deferred tax assets generated in current year not benefited	(7,643)	(6,246)	(4,916)
Foreign income tax rate differential	26,151	22,016	30,387
Non-deductible expenses	(2,629)	(15,828)	(14,252)
Stock-based compensation expense	(616)	(5,890)	(3,922)
Change in valuation allowance	(716)	11,995	710
Foreign financing activities	1,319	(26,708)	2,592
Loss on debt extinguishment	(1,604)	(8,288)	—
Gain on divestments	—	8,828	—
Uncertain tax positions reserve	(66)	(9,371)	(3,191)
Tax adjustments related to REIT	41,973	45,060	45,823
Enactment of the US tax reform	(6,513)	—	—
Other, net	(4,115)	(173)	(3,551)
Total income tax expense	$(53,850)	$(45,451)	$(23,224)
Legislation commonly referred to as the Tax Cuts and Jobs Act ("TCJA"), which was signed into law on December 22, 2017, contains many significant changes to the existing U.S. federal income tax laws. Among other things, the TCJA reduces the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, limits the tax deductibility of interest expense, accelerates expensing of certain business assets and transitions the U.S. international taxation from a worldwide tax system to a territorial tax system by imposing a one-time mandatory repatriation of undistributed foreign earnings. As a result of the reduced corporate tax rate, the Company recognized an income tax expense of $6.5 million during the fourth quarter of 2017 as a provisional amount due to the remeasurement of the net deferred tax assets in the U.S. TRS. The Company is still analyzing the new tax legislation and assessing the impact. The Company will be able to conclude whether any adjustments are required to its net deferred tax asset balance in the U.S. when it files its 2017 U.S. federal tax return in the fourth quarter of 2018. Any adjustments to these provisional amounts will be reported as a component of tax expense (benefit) in the reporting period when such adjustments are determined.
The TCJA mandates a one-time deemed repatriation of undistributed foreign earnings, which will increase the Company’s 2017 taxable income, as well as its required REIT distribution. Based on the interpretation and guidance of the new tax legislation, the Company estimated a provisional amount of $195 million as the one-time mandatory repatriation of its cumulative foreign earnings that was not previously included in the U.S. taxable income. The Company has an option of including the entire amount in its 2017 taxable income or spreading the amount over 8 years in its taxable income. The Company has tentatively determined to include the entire amount in its 2017 taxable income. However, the final decision will be made upon the filing of its 2017 tax return in the fourth quarter of 2018. The Company believes the mandatory repatriation will result in no financial statement impact provided the Company satisfies its REIT distribution requirement.
As a result of the Company’s conversion to a REIT effective January 1, 2015, it is no longer the Company’s intent to indefinitely reinvest undistributed foreign earnings.  However, no deferred tax liability has been recognized to account for this change because the expected recovery of the basis difference will not result in U.S. taxes in the post-REIT conversion periods due to the fact that none of its foreign subsidiaries is owned by a U.S. taxable REIT subsidiary and the withholding tax effect would be immaterial. As it continues to qualify as a REIT, the Company will not incur U.S. tax liability on the future repatriation of the foreign earnings and profits due to the zero tax rate that will apply provided the Company distributes 100% of its taxable income. During the fourth quarter of 2016, the Company repatriated approximately $63.7 million of foreign earnings from Singapore, which increased the taxable income for 2016 and was included in the REIT distribution for the year. There was no foreign withholding tax triggered by the repatriation. The Company continues to assess the foreign withholding tax impact of its current policy and does not believe the distribution of its foreign earnings would trigger any significant foreign withholding taxes, as a majority of the foreign jurisdictions where the Company operates does not impose withholding taxes on dividend distributions to a corporate U.S. parent.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out below as of December 31 (in thousands):

	2017	2016
Deferred tax assets:
Reserves and accruals	$27,673	$11,276
Stock-based compensation expense	1,960	1,752
Unrealized losses	10,768	—
Operating loss carryforwards	95,864	37,594
Others, net	—	5
Gross deferred tax assets	136,265	50,627
Valuation allowance	(84,573)	(29,167)
Total deferred tax assets, net	51,692	21,460
Deferred tax liabilities:
Property, plant and equipment	(65,825)	(57,006)
Unrealized gains	—	(7,832)
Intangible assets	(172,123)	(168,655)
Total deferred tax liabilities	(237,948)	(233,493)
Net deferred tax liabilities	$(186,256)	$(212,033)
The tax basis of REIT assets, excluding investments in TRSs, is greater than the amounts reported for such assets in the accompanying consolidated balance sheet by approximately $1,390.1 million at December 31, 2017.

The Company's accounting for deferred taxes involves weighing positive and negative evidence concerning the realizability of the Company's deferred tax assets in each tax jurisdiction. After considering such evidence as the nature, frequency and severity of current and cumulative financial reporting losses, and the sources of future taxable income and tax planning strategies, management concluded that valuation allowances were required in certain foreign jurisdictions. A valuation allowance continues to be provided for the deferred tax assets, net of deferred tax liabilities, associated with the Company's operations in Brazil, Canada, and certain jurisdictions located in the Company’s EMEA and Asia-Pacific regions. The operations in these jurisdictions have a history of significant losses as of December 31, 2017. As such, management does not believe these operations have established a sustained history of profitability and that a valuation allowance is, therefore, necessary.

Changes in the valuation allowance for deferred tax assets for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	2017	2016	2015
Beginning balance	$29,167	$29,894	$27,181
Amounts from acquisitions	25,283	5,053	—
Amounts recognized into income	716	(11,995)	(710)
Current increase	28,431	6,557	4,513
Impact of foreign currency exchange	976	(342)	(1,090)
Ending balance	$84,573	$29,167	$29,894
Federal and state tax laws, including California tax laws, impose substantial restrictions on the utilization of NOL and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal Revenue Code. In 2003, the Company conducted an analysis to determine whether an ownership change had occurred due to significant stock transactions in each of the reporting years disclosed at that time. The analysis indicated that an ownership change occurred during fiscal year 2002, which resulted in an annual limitation of approximately $0.8 million for NOL carryforwards generated prior to 2003. Therefore, the Company substantially reduced its federal and state NOL carryforwards for the periods prior to 2003 to approximately $16.4 million.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s NOL carryforwards for federal, state and foreign tax purposes which expire, if not utilized, at various intervals from 2018, are outlined below (in thousands):

Expiration Date	Federal (1)	State (1)	Foreign	Total
2018	$—	$—	$11,730	$11,730
2019 to 2021	190,125	474	16,638	207,237
2022 to 2024	46,827	—	4,294	51,121
2025 to 2027	13,005	—	9,425	22,430
2031 to 2033	—	767	—	767
Thereafter	61,375	18,909	242,382	322,666
	$311,332	$20,150	$284,469	$615,951
__________________________

(1)
The total amount of NOL carryforwards that will not be available to offset the Company’s future taxable income after dividend paid deduction due to Section 382 limitations was $242.0 million, comprising $241.8 million of federal and $0.2 million of state.

The beginning and ending balances of the Company's unrecognized tax benefits are reconciled below for the years ended December 31 (in thousands):

	2017	2016	2015
Beginning balance	$72,187	$30,845	$36,138
Gross increases related to prior year tax positions	6,095	570	—
Gross decreases related to prior year tax positions	—	—	(8,645)
Gross increases related to current year tax positions	19,832	41,972	4,802
Decreases resulting from expiration of statute of limitation	(15,410)	(826)	(1,450)
Decreases resulting from settlements	(314)	(374)	—
Ending balance	$82,390	$72,187	$30,845
The Company recognizes interest and penalties related to unrecognized tax benefits within income tax benefit (expense) in the consolidated statements of operations. The Company has accrued $2.9 million and $4.4 million for interest and penalties as of December 31, 2017 and 2016, respectively.
The unrecognized tax benefits of $82.4 million as of December 31, 2017, if subsequently recognized, will affect the Company's effective tax rate favorably at the time when such a benefit is recognized.
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
The Company's income tax returns for the years from 2014 through current remain open to examination by federal and state taxing authorities. In addition, the Company's tax years of 2005 through 2017 remain open and subject to examination by local tax authorities in certain foreign jurisdictions in which the Company has major operations.
14.     Commitments and Contingencies
Purchase Commitments
Primarily as a result of the Company’s various IBX expansion projects, as of December 31, 2017, the Company was contractually committed for $508.2 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of December 31, 2017, such as commitments to purchase power in select locations, primarily in select locations through 2018 and thereafter, and

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

other open purchase orders for goods or services to be delivered or provided during 2018 and thereafter. Such other miscellaneous purchase commitments totaled $643.6 million as of December 31, 2017.
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
Indemnification and Guarantor Arrangements
As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2017.
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s offerings. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2017.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company enters into arrangements with its business partners, whereby the business partner agrees to provide services as a subcontractor for the Company’s installations. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby the Company indemnifies them for other acts, such as personal property damage, of its subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2017.
The Company has service level commitment obligations to certain of its customers. As a result, service interruptions or significant equipment damage in the Company’s IBX data centers, whether or not within the Company’s control, could result in service level commitments to these customers. The Company’s liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet the Company’s service level commitment obligations could reduce the confidence of the Company’s customers and could consequently impair the Company’s ability to obtain and retain customers, which would adversely affect both the Company’s ability to generate revenues and the Company’s operating results. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized. The Company has no significant liabilities in connection with service level credits as of December 31, 2017.
15.     Related Party Transactions
The Company has several significant stockholders and other related parties that are also customers and/or vendors. The Company’s activity of related party transactions was as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Revenues	$13,726	$11,822	$10,745
Costs and services	11,211	14,574	10,808

	As of December 31,
	2017	2016
Accounts receivable	$1,321	$1,109
Accounts payable	744	1,720
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2017	2016	2015
Adjusted EBITDA:
Americas	$1,034,694	$787,311	$698,604
EMEA	582,697	494,263	318,561
Asia-Pacific	434,650	375,900	254,462
Total adjusted EBITDA	2,052,041	1,657,474	1,271,627
Depreciation, amortization and accretion expense	(1,028,892)	(843,510)	(528,929)
Stock-based compensation expense	(175,500)	(156,148)	(133,633)
Acquisitions costs	(38,635)	(64,195)	(41,723)
Impairment charges	—	(7,698)	—
Gain on asset sales	—	32,816	—
Income from operations	$809,014	$618,739	$567,342
The Company provides the following segment disclosures related to its continuing operations as follows for the years ended December 31 (in thousands):

	2017	2016	2015
Total revenues:
Americas(1)	$2,172,760	$1,679,549	$1,512,535
EMEA	1,346,256	1,171,339	698,807
Asia-Pacific	849,412	761,101	514,525
	$4,368,428	$3,611,989	$2,725,867

Total depreciation and amortization:
Americas	$515,726	$319,202	$278,216
EMEA	316,250	313,291	117,655
Asia-Pacific	210,504	204,714	129,709
	$1,042,480	$837,207	$525,580

Capital expenditures:
Americas	$621,158	$503,855	$401,685
EMEA	555,346	400,642	202,322
Asia-Pacific	202,221	208,868	264,113
	$1,378,725	$1,113,365	$868,120
__________________________

(1)	Includes revenues of $2.0 billion, $1.5 billion and $1.4 billion, respectively, attributed to the U.S. for the years ended December 31, 2017, 2016 and 2015.
The Company’s long-lived assets are located in the following geographic areas as of December 31 (in thousands):

	2017	2016
Americas (1)	$4,425,077	$3,339,518
EMEA	3,265,088	2,355,943
Asia-Pacific	1,704,437	1,503,749
	$9,394,602	$7,199,210
_________________________

(1)	Includes $4.0 billion and $3.0 billion, respectively, of long-lived assets attributed to the U.S. as of December 31, 2017 and 2016.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents revenue information on a service basis for the year ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Colocation	$3,178,145	$2,647,094	$2,019,875
Interconnection	681,173	543,045	441,749
Managed infrastructure	245,169	210,292	96,836
Rental	15,633	16,943	10,681
Recurring revenues	4,120,120	3,417,374	2,569,141
Non-recurring revenues	248,308	194,615	156,726
	$4,368,428	$3,611,989	$2,725,867
17.     Subsequent Events
On February 14, 2018, the Company's Board of Directors declared a quarterly cash dividend of $2.28 per share, which is payable on March 21, 2018 to the Company’s common stockholders of record as of the close of business on February 26, 2018.
On February 11, 2018, the Company entered into an agreement to acquire the Infomart Dallas, including its operations and tenants, from ASB Real Estate Investments. At the closing, the Company will deliver $31.0 million in cash, subject to customary adjustments, and will issue $750.0 million aggregate principal amount of 5.000% senior unsecured notes. The transaction is expected to close in mid-2018, subject to satisfaction of closing conditions. The Company will account for this transaction as a business combination using the acquisition method of accounting.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present selected quarterly information (in thousands, except per share data):

	2017
	Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$949,525	$1,066,421	$1,152,261	$1,200,221
Gross profit	480,564	544,218	569,901	580,596
Net income	42,062	45,805	79,900	65,215
EPS
Basic EPS	0.58	0.59	1.02	0.83
Diluted EPS	0.57	0.58	1.02	0.82

	2016
	Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$844,156	$900,510	$924,676	$942,647
Gross profit	416,476	443,543	454,374	476,726
Net income (loss)	(31,111)	44,711	51,450	61,750
EPS
Basic EPS	(0.46)	0.64	0.73	0.86
Diluted EPS	(0.46)	0.64	0.72	0.86

EQUINIX INC.
SCHEDULE III- SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017
(Dollars in Thousands)

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Construction	Date of Acquisition or Lease (4)
Americas:
AT1 ATLANTA (METRO)	—	—	—	—	123,655	—	123,655	(42,278)	N/A	2010
AT2 ATLANTA (METRO)	—	—	—	—	42,574	—	42,574	(20,048)	N/A	2010
AT3 ATLANTA (METRO)	—	—	—	—	4,095	—	4,095	(1,678)	N/A	2010
AT4 ATLANTA (METRO)	—	5,400	20,209	—	1,823	5,400	22,032	(2,955)	2017	2017
AT5 ATLANTA (METRO)	—	—	5,011	—	1,552	—	6,563	(1,029)	2017	2017
BG1 BOGOTÁ (METRO), COLOMBIA	—	—	8,779	—	409	—	9,188	(769)	2017	2017
BO1 BOSTON (METRO)	—	—	—	—	11,185	—	11,185	(6,713)	N/A	2010
BO2 BOSTON (METRO)	—	2,500	30,383	—	214	2,500	30,597	(2,917)	2017	2017
CH1 CHICAGO (METRO)	—	—	—	—	161,324	—	161,324	(103,562)	2001	1999
CH2 CHICAGO (METRO)	—	—	—	—	108,257	—	108,257	(53,744)	2005	2005
CH3 CHICAGO (METRO)	—	9,759	—	351	279,869	10,110	279,869	(99,791)	2007	2006
CH4 CHICAGO (METRO)	—	—	—	—	21,976	—	21,976	(9,792)	2010	2009
CH7 CHICAGO (METRO)	—	670	10,564	—	88	670	10,652	(1,046)	2017	2017
CU1 CULPEPER (METRO)	—	1,019	37,581	—	311	1,019	37,892	(2,788)	2017	2017
CU2 CULPEPER (METRO)	—	1,244	48,000	—	367	1,244	48,367	(3,254)	2017	2017
CU3 CULPEPER (METRO)	—	1,088	37,387	—	54	1,088	37,441	(2,437)	2017	2017
CU4 CULPEPER (METRO)	—	1,372	27,832	—	1,963	1,372	29,795	(1,285)	2017	2017
DA1 DALLAS (METRO)	—	—	—	—	74,900	—	74,900	(48,583)	2000	2000
DA2 DALLAS (METRO)	—	—	—	—	78,659	—	78,659	(21,955)	2011	2010
DA3 DALLAS (METRO)	—	—	—	—	92,408	—	92,408	(30,450)	N/A	2010
DA4 DALLAS (METRO)	—	—	—	—	18,010	—	18,010	(8,616)	N/A	2010
DA6 DALLAS (METRO)	—	—	20,522	—	110,282	—	130,804	(16,735)	2013	2012
DA7 DALLAS (METRO)	—	—	—	—	26,888	—	26,888	(4,964)	2015	2015
DA9 DALLAS (METRO)	—	610	15,398	—	89	610	15,487	(1,191)	2017	2017
DA10 DALLAS (METRO)	—	—	117	—	4,535	—	4,652	(349)	2017	2017
DC1 WASHINGTON, DC (METRO)	—	—	—	—	2,435	—	2,435	(574)	2007	1999
DC2 WASHINGTON, DC (METRO)	—	—	—	5,047	158,709	5,047	158,709	(128,668)	1999	1999

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Construction	Date of Acquisition or Lease (4)
DC3 WASHINGTON, DC (METRO)	—	—	37,451	—	53,210	—	90,661	(49,386)	2004	2004
DC4 WASHINGTON, DC (METRO)	—	1,906	7,272	—	72,961	1,906	80,233	(49,250)	2007	2005
DC5 WASHINGTON, DC (METRO)	—	1,429	4,983	—	89,024	1,429	94,007	(57,411)	2008	2005
DC6 WASHINGTON, DC (METRO)	—	1,429	5,082	—	87,709	1,429	92,791	(39,873)	2010	2005
DC7 WASHINGTON, DC (METRO)	—	—	—	—	20,851	—	20,851	(11,503)	N/A	2010
DC8 WASHINGTON, DC (METRO)	—	—	—	—	5,185	—	5,185	(4,739)	N/A	2010
DC10 WASHINGTON, DC (METRO)	—	—	44,601	—	71,706	—	116,307	(41,225)	2012	2011
DC11 WASHINGTON, DC (METRO)	—	1,429	5,082	—	175,361	1,429	180,443	(30,071)	2013	2005
DC12 WASHINGTON, DC (METRO)	—	—	101,783	—	19,101	—	120,884	(1,869)	2017	2017
DC13 WASHINGTON, DC (METRO)	—	5,500	25,423	—	364	5,500	25,787	(3,015)	2017	2017
DC14 WASHINGTON, DC (METRO)	—	2,560	33,511	—	206	2,560	33,717	(2,330)	2017	2017
DC97 WASHINGTON, DC (METRO)	—	—	2,021	—	141	—	2,162	(259)	2017	2017
DE1 DENVER (METRO)	—	—	—	—	10,260	—	10,260	(7,172)	N/A	2010
DE2 DENVER (METRO)	—	5,240	23,053	—	14,764	5,240	37,817	(3,814)	2017	2017
HO1 HOUSTON (METRO)	—	1,440	23,780	—	3,996	1,440	27,776	(2,679)	2017	2017
LA1 LOS ANGELES (METRO)	—	—	—	—	112,209	—	112,209	(64,914)	2000	1999
LA2 LOS ANGELES (METRO)	—	—	—	—	11,066	—	11,066	(8,887)	2001	2000
LA3 LOS ANGELES (METRO)	—	—	34,727	3,959	24,296	3,959	59,023	(45,521)	2005	2005
LA4 LOS ANGELES (METRO)	—	19,333	137,630	—	29,032	19,333	166,662	(68,944)	2009	2009
LA7 LOS ANGELES (METRO)	—	7,800	33,621	—	124	7,800	33,745	(2,544)	2017	2017
MI1 MIAMI (METRO)	—	18,920	127,194	—	31,502	18,920	158,696	(11,253)	2017	2017
MI2 MIAMI (METRO)	—	—	—	—	25,776	—	25,776	(11,815)	N/A	2010
MI3 MIAMI (METRO)	—	—	—	—	31,148	—	31,148	(10,329)	2012	2012
MI6 MIAMI (METRO)	—	4,750	23,017	—	1,538	4,750	24,555	(2,231)	2017	2017
NY1 NEW YORK (METRO)	—	—	—	—	80,528	—	80,528	(45,712)	1999	1999
NY2 NEW YORK (METRO)	—	—	—	17,859	199,508	17,859	199,508	(125,823)	2002	2000
NY4 NEW YORK (METRO)	—	—	—	—	338,384	—	338,384	(167,338)	2007	2006
NY5 NEW YORK (METRO)	—	—	—	—	254,899	—	254,899	(50,791)	2012	2010
NY6 NEW YORK (METRO)	—	—	—	—	73,350	—	73,350	(8,658)	2015	2010
NY7 NEW YORK (METRO)	—	—	24,660	—	146,688	—	171,348	(101,925)	N/A	2010
NY8 NEW YORK (METRO)	—	—	—	—	12,188	—	12,188	(7,195)	N/A	2010

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Construction	Date of Acquisition or Lease (4)
NY9 NEW YORK (METRO)	—	—	—	—	54,514	—	54,514	(31,583)	N/A	2010
NY11 NEW YORK (METRO)	—	2,050	58,717	—	3,086	2,050	61,803	(4,707)	2017	2017
NY12 NEW YORK (METRO)	—	3,460	10,380	—	1,571	3,460	11,951	(942)	2017	2017
NY13 NEW YORK (METRO)	—	—	31,603	—	1,527	—	33,130	(2,829)	2017	2017
PH1 PHILADELPHIA (METRO)	—	—	—	—	43,862	—	43,862	(12,765)	N/A	2010
RJ1 RIO DE JANEIRO (METRO), BRAZIL	—	—	—	—	23,297	—	23,297	(16,898)	2011	2011
RJ2 RIO DE JANEIRO (METRO), BRAZIL	—	—	2,012	1,986	53,635	1,986	55,647	(13,460)	2013	2012
SE2 SEATTLE (METRO)	—	—	—	—	30,282	—	30,282	(23,003)	N/A	2010
SE3 SEATTLE (METRO)	—	—	1,760	—	95,706	—	97,466	(28,649)	2013	2011
SE4 SEATTLE (METRO)	—	4,000	12,903	—	(112)	4,000	12,791	(1,669)	2017	2017
SP1 SÃO PAULO (METRO), BRAZIL	—	—	10,188	—	24,862	—	35,050	(21,485)	2011	2011
SP2 SÃO PAULO (METRO), BRAZIL	—	—	—	—	85,948	—	85,948	(46,937)	2011	2011
SP3 SÃO PAULO (METRO), BRAZIL	—	12,148	72,997	—	8,208	12,148	81,205	(5,011)	2017	2017
SP4 SÃO PAULO (METRO), BRAZIL	—	—	24,633	—	1,572	—	26,205	(2,810)	2017	2017
SV1 SILICON VALLEY (METRO)	—	—	—	15,545	162,162	15,545	162,162	(108,646)	1999	1999
SV2 SILICON VALLEY (METRO)	—	—	—	—	150,653	—	150,653	(76,489)	2003	2003
SV3 SILICON VALLEY (METRO)	—	—	—	—	45,592	—	45,592	(40,301)	2004	1999
SV4 SILICON VALLEY (METRO)	—	—	—	—	27,184	—	27,184	(20,935)	2005	2005
SV5 SILICON VALLEY (METRO)	—	6,238	98,991	—	90,853	6,238	189,844	(53,708)	2010	2010
SV6 SILICON VALLEY (METRO)	—	—	15,585	—	22,785	—	38,370	(25,454)	N/A	2010
SV8 SILICON VALLEY (METRO)	—	—	—	—	50,520	—	50,520	(26,134)	N/A	2010
SV10 SILICON VALLEY (METRO)	—	12,646	123,594	—	6,939	12,646	130,533	(2,816)	2017	2017
SV12 SILICON VALLEY (METRO)	—	20,313	—	—	2,340	20,313	2,340	—	2015	2015
SV13 SILICON VALLEY (METRO)	—	—	3,828	—	52	—	3,880	(635)	2017	2017
SV14 SILICON VALLEY (METRO)	—	3,638	5,503	—	181	3,638	5,684	(361)	2017	2017
SV15 SILICON VALLEY (METRO)	—	7,651	23,060	—	72	7,651	23,132	(1,605)	2017	2017
SV16 SILICON VALLEY (METRO)	—	4,271	15,018	—	274	4,271	15,292	(1,201)	2017	2017
SV17 SILICON VALLEY (METRO)	—	—	17,493	—	526	—	18,019	(2,906)	2017	2017
TR1 TORONTO (METRO), CANADA	—	—	—	—	96,425	—	96,425	(25,161)	N/A	2010
TR2 TORONTO (METRO), CANADA	—	—	21,113	—	101,996	—	123,109	(12,821)	2015	2015
OTHERS (5)	—	70,803	19,365	—	8,408	70,803	27,773	(4,085)	Various	Various

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Construction	Date of Acquisition or Lease (4)

EMEA:
AD1 ABU DHABI (METRO), UNITED ARAB EMIRATES	—	—	—	—	387	—	387	(45)	N/A	2017
AM1 AMSTERDAM (METRO), THE NETHERLANDS	—	—	—	—	88,460	—	88,460	(33,378)	2008	2008
AM2 AMSTERDAM (METRO), THE NETHERLANDS	—	—	—	—	75,488	—	75,488	(24,556)	2010	2008
AM3 AMSTERDAM (METRO), THE NETHERLANDS	—	—	27,099	—	124,113	—	151,212	(36,011)	2012	2011
AM4 AMSTERDAM (METRO), THE NETHERLANDS	—	—	—	—	119,113	—	119,113	(1,087)	2016	2016
AM5 AMSTERDAM (METRO), THE NETHERLANDS	—	—	92,199	—	17,650	—	109,849	(13,629)	N/A	2016
AM6 AMSTERDAM (METRO), THE NETHERLANDS	—	6,616	50,876	933	59,412	7,549	110,288	(6,985)	N/A	2016
AM7 AMSTERDAM (METRO), THE NETHERLANDS	—	—	7,397	—	8,528	—	15,925	(1,699)	N/A	2016
AM8 AMSTERDAM (METRO), THE NETHERLANDS	—	—	—	—	10,657	—	10,657	(2,670)	N/A	2016
BA1 BARCELONA (METRO), SPAIN	—	—	9,443	—	290	—	9,733	(256)	N/A	2017
DB1 DUBLIN (METRO), IRELAND	—	—	—	—	3,080	—	3,080	(731)	N/A	2016
DB2 DUBLIN (METRO), IRELAND	—	—	12,460	—	3,032	—	15,492	(3,543)	N/A	2016
DB3 DUBLIN (METRO), IRELAND	—	3,334	54,387	470	18,163	3,804	72,550	(7,754)	N/A	2016
DB4 DUBLIN (METRO), IRELAND	—	—	26,875	—	17,297	—	44,172	(3,307)	N/A	2016
DU1 DÜSSELDORF (METRO), GERMANY	—	—	—	8,644	33,567	8,644	33,567	(21,137)	2001	2000
DX1 DUBAI (METRO), UNITED ARAB EMIRATES	—	—	—	—	84,493	—	84,493	(8,695)	2012	2008
DX2 DUBAI (METRO), UNITED ARAB EMIRATES	—	—	—	—	2,594	—	2,594	(11)	N/A	2017
EN1 ENSCHEDE (METRO), THE NETHERLANDS	—	—	—	—	29,382	—	29,382	(17,764)	2008	2008
FR1 FRANKFURT (METRO), GERMANY	—	—	—	—	7,615	—	7,615	(7,371)	N/A	2007
FR2 FRANKFURT (METRO), GERMANY	—	—	—	13,132	335,573	13,132	335,573	(99,648)	N/A	2007
FR3 FRANKFURT (METRO), GERMANY	—	—	—	—	1,172	—	1,172	(1,157)	N/A	2007
FR4 FRANKFURT (METRO), GERMANY	—	11,578	9,307	1,633	74,071	13,211	83,378	(21,689)	2009	2009

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Construction	Date of Acquisition or Lease (4)
FR5 FRANKFURT (METRO), GERMANY	30,310	—	—	4,240	148,382	4,240	148,382	(30,480)	2012	2012
FR6 FRANKFURT (METRO), GERMANY	—	—	—	—	106,231	—	106,231	(2,336)	2016	2016
FR7 FRANKFURT (METRO), GERMANY	—	—	43,634	—	12,865	—	56,499	(8,816)	N/A	2016
GV1 GENEVA (METRO), SWITZERLAND	—	—	—	—	7,493	—	7,493	(4,625)	2004	2004
GV2 GENEVA (METRO), SWITZERLAND	—	—	—	—	23,250	—	23,250	(17,044)	2010	2009
HE1 HELSINKI (METRO), FINLAND	—	—	—	—	3,626	—	3,626	(1,362)	N/A	2016
HE2 HELSINKI (METRO), FINLAND	—	—	—	—	1,638	—	1,638	(1,023)	N/A	2016
HE3 HELSINKI (METRO), FINLAND	—	—	—	—	11,758	—	11,758	(4,971)	N/A	2016
HE4 HELSINKI (METRO), FINLAND	—	—	29,092	—	8,007	—	37,099	(6,697)	N/A	2016
HE5 HELSINKI (METRO), FINLAND	—	—	7,564	—	1,233	—	8,797	(2,358)	N/A	2016
HE6 HELSINKI (METRO), FINLAND	—	—	17,204	1,791	25,836	1,791	43,040	(2,717)	N/A	2016
IS1 ISTANBUL (METRO), TURKEY	—	—	—	—	8,166	—	8,166	(4,042)	N/A	2016
IS2 ISTANBUL (METRO), TURKEY	—	14,460	39,289	—	1,332	14,460	40,621	(298)	N/A	2017
LD3 LONDON (METRO), UNITED KINGDOM	—	—	—	—	16,526	—	16,526	(11,886)	2005	2000
LD4 LONDON (METRO), UNITED KINGDOM	—	—	23,044	—	69,365	—	92,409	(39,185)	2007	2007
LD5 LONDON (METRO), UNITED KINGDOM	—	—	16,412	—	183,250	—	199,662	(68,682)	2010	2010
LD6 LONDON (METRO), UNITED KINGDOM	—	—	—	—	121,069	—	121,069	(12,525)	2015	2013
LD8 LONDON (METRO), UNITED KINGDOM	—	—	107,544	—	18,577	—	126,121	(15,891)	N/A	2016
LD9 LONDON (METRO), UNITED KINGDOM	—	—	181,431	—	32,756	—	214,187	(26,163)	N/A	2016
LD10 LONDON (METRO), UNITED KINGDOM	—	—	40,251	—	63,905	—	104,156	(2,203)	N/A	2017
LS1 LISBON (METRO), PORTUGAL	—	—	7,374	2,789	820	2,789	8,194	(193)	2017	2017
MA1 MANCHESTER (METRO), UNITED KINGDOM	—	—	—	—	6,453	—	6,453	(1,765)	N/A	2016
MA2 MANCHESTER (METRO), UNITED KINGDOM	—	—	—	—	10,439	—	10,439	(2,586)	N/A	2016
MA3 MANCHESTER (METRO), UNITED KINGDOM	—	—	44,931	—	6,813	—	51,744	(9,862)	N/A	2016
MA4 MANCHESTER (METRO), UNITED KINGDOM	—	—	6,697	—	1,957	—	8,654	(3,245)	N/A	2016

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Construction	Date of Acquisition or Lease (4)
MD1 MADRID (METRO), SPAIN	—	—	8,120	—	250	—	8,370	(165)	N/A	2017
MD2 MADRID (METRO), SPAIN	—	—	40,952	—	2,733	—	43,685	(1,083)	N/A	2017
ML1 MILAN (METRO), ITALY	—	—	—	—	134	—	134	(1)	2011	2011
ML2 MILAN (METRO), ITALY	—	—	—	—	7,967	—	7,967	(5,026)	N/A	2016
ML3 MILAN (METRO), ITALY	—	—	—	3,344	33,566	3,344	33,566	(8,620)	N/A	2016
ML4 MLAN (METRO), ITALY	—	—	—	—	8,424	—	8,424	(2,667)	N/A	2016
MU1 MUNICH (METRO), GERMANY	—	—	—	—	19,124	—	19,124	(14,244)	N/A	2007
MU3 MUNICH (METRO), GERMANY	—	—	—	—	2,431	—	2,431	(1,088)	2010	2010
PA1 PARIS (METRO), FRANCE	—	—	—	—	25,484	—	25,484	(19,996)	N/A	2007
PA2 & PA3 PARIS (METRO), FRANCE	—	—	29,615	27,071	292,453	27,071	322,068	(101,473)	2010	2007
PA4 PARIS (METRO), FRANCE	—	1,701	9,503	239	228,289	1,940	237,792	(40,718)	2012	2011
PA5 PARIS (METRO), FRANCE	—	—	16,554	—	3,072	—	19,626	(3,263)	N/A	2016
PA6 PARIS (METRO), FRANCE	—	—	—	—	66,000	—	66,000	(13,605)	N/A	2016
PA7 PARIS (METRO), FRANCE	—	—	—	—	16,137	—	16,137	(3,976)	N/A	2016
SA1 SEVILLE (METRO), SPAIN	—	—	1,594	—	49	—	1,643	(75)	N/A	2017
SK1 STOCKHOLM, (METRO), SWEDEN	—	—	15,495	—	6,758	—	22,253	(4,131)	N/A	2016
SK2 STOCKHOLM, (METRO), SWEDEN	—	—	80,148	—	14,171	—	94,319	(10,539)	N/A	2016
SK3 STOCKHOLM, (METRO), SWEDEN	—	—	—	—	15,255	—	15,255	(2,005)	N/A	2016
SO1 SOFIA (METRO), BULGARIA	—	—	5,236	2,984	1,654	2,984	6,890	(860)	N/A	2016
WA1 WARSAW (METRO), POLAND	—	—	5,950	—	5,356	—	11,306	(2,402)	N/A	2016
WA2 WARSAW (METRO), POLAND	—	—	4,709	3,038	8,278	3,038	12,987	(1,649)	N/A	2016
ZH1 ZURICH (METRO), SWITZERLAND	—	—	—	—	4,919	—	4,919	(4,376)	N/A	2007
ZH2 ZURICH (METRO), SWITZERLAND	—	—	—	—	5,025	—	5,025	(3,502)	2003	2002
ZH4 ZURICH (METRO), SWITZERLAND	—	—	11,284	—	29,805	—	41,089	(21,868)	2010	2009
ZH5 ZURICH (METRO), SWITZERLAND	—	—	—	7,987	59,474	7,987	59,474	(15,119)	2013	2009
ZW1 ZWOLLE (METRO), THE NETHERLANDS	—	—	—	—	9,453	—	9,453	(5,416)	2008	2008
OTHERS (5)	—	3,184	1,293	395	22,490	3,579	23,783	(914)	Various	Various

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Construction	Date of Acquisition or Lease (4)
Asia-Pacific:
HK1 HONG KONG (METRO), CHINA	—	—	—	—	148,027	—	148,027	(76,233)	N/A	2003
HK2 HONG KONG (METRO), CHINA	—	—	—	—	241,480	—	241,480	(74,971)	2011	2010
HK3 HONG KONG (METRO), CHINA	—	—	—	—	133,673	—	133,673	(52,731)	N/A	2012
HK4 HONG KONG (METRO), CHINA	—	—	—	—	6,913	—	6,913	(4,882)	N/A	2012
HK5 HONG KONG (METRO), CHINA	—	—	70,002	—	31,781	—	101,783	(548)	2017	2017
ME1 MELBOURNE (METRO), AUSTRALIA	—	15,341	—	1,269	73,238	16,610	73,238	(10,711)	2013	2013
OS1 OSAKA (METRO), JAPAN	—	—	14,876	—	53,015	—	67,891	(12,946)	2013	2013
SG1 SINGAPORE (METRO)	—	—	—	—	178,617	—	178,617	(116,756)	N/A	2003
SG2 SINGAPORE (METRO)	—	—	—	—	322,842	—	322,842	(135,587)	2008	2008
SG3 SINGAPORE (METRO)	—	—	34,844	—	110,842	—	145,686	(20,324)	2013	2013
SH2 SHANGHAI (METRO), CHINA	—	—	—	—	3,921	—	3,921	(1,369)	2012	2012
SH3 SHANGHAI (METRO), CHINA	—	—	7,066	—	9,650	—	16,716	(4,595)	2012	2012
SH4 SHANGHAI (METRO), CHINA	—	—	—	—	1,707	—	1,707	(1,875)	2012	2012
SH5 SHANGHAI (METRO), CHINA	—	—	11,284	—	21,513	—	32,797	(8,463)	2012	2012
SH6 SHANGHAI (METRO), CHINA	—	—	16,545	—	1,893	—	18,438	—	N/A	2017
SY1 SYDNEY (METRO), AUSTRALIA	—	—	—	—	26,684	—	26,684	(14,867)	N/A	2003
SY2 SYDNEY (METRO), AUSTRALIA	—	—	3,080	—	35,042	—	38,122	(21,647)	2008	2008
SY3 SYDNEY (METRO), AUSTRALIA	—	—	8,712	—	148,640	—	157,352	(56,626)	2010	2010
SY4 SYDNEY (METRO), AUSTRALIA	—	—	—	—	145,683	—	145,683	(9,490)	2015	2014
TY1 TOKYO (METRO), JAPAN	—	—	—	—	19,426	—	19,426	(10,395)	2000	2000
TY2 TOKYO (METRO), JAPAN	—	—	—	—	85,617	—	85,617	(60,135)	2007	2006
TY3 TOKYO (METRO), JAPAN	—	—	—	—	73,526	—	73,526	(29,924)	2010	2010
TY4 TOKYO (METRO), JAPAN	—	—	—	—	53,000	—	53,000	(15,975)	2012	2012
TY5 TOKYO (METRO), JAPAN	—	—	102	—	52,606	—	52,708	(5,060)	2014	2014
TY6 TOKYO (METRO), JAPAN	—	—	37,941	—	11,646	—	49,587	(12,113)	N/A	2015
TY7 TOKYO (METRO), JAPAN	—	—	13,175	—	4,669	—	17,844	(5,597)	N/A	2015
TY8 TOKYO (METRO), JAPAN	—	—	53,848	—	5,505	—	59,353	(10,006)	N/A	2015
TY9 TOKYO (METRO), JAPAN	—	—	106,710	—	6,877	—	113,587	(24,123)	N/A	2015
TY10 TOKYO (METRO), JAPAN	—	—	69,881	—	11,665	—	81,546	(10,751)	N/A	2015
OTHERS (5)	—	—	—	—	32,794	—	32,794	(15,986)	Various	Various

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Construction	Date of Acquisition or Lease (4)
TOTAL LOCATIONS	$30,310	$298,830	$3,058,446	$124,706	$9,465,753	$423,536	$12,524,199	$(3,980,198)
__________________________

(1)	The initial cost was $0 if the lease of the respective IBX was classified as an operating lease.

(2)	Building and improvements include all fixed assets except for land.

(3)
Buildings and improvements are depreciated on a straight line basis over estimated useful live as described under described in Note 1 of Notes to Condensed Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K

(4)	Date of lease or acquisition represents the date the Company leased the facility or acquired the facility through purchase or acquisition.

(5)	Includes various IBXs that are under initial development and costs incurred at certain central locations supporting various IBX functions.

The aggregate gross cost of the Company's properties for federal income tax purpose approximated $17,901.9 million (unaudited) as of December 31, 2017.
The following table reconciles the historical cost of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2017 (in thousands).
Gross Fixed Assets:

	2017	2016	2015
Balance, beginning of period	$9,855,811	$7,871,890	$7,006,695
Additions (including acquisitions and improvements)	2,508,333	2,187,306	1,172,855
Disposals	(78,886)	(78,607)	(9,295)
Foreign currency transaction adjustments and others	662,477	(124,778)	(298,365)
Balance, end of year	$12,947,735	$9,855,811	$7,871,890
Accumulated Depreciation:

	2017	2016	2015
Balance, beginning of period	$(3,175,972)	$(2,595,648)	$(2,242,345)
Additions (depreciation expense)	(748,942)	(618,970)	(440,002)
Disposals	65,922	9,401	7,396
Foreign currency transaction adjustments and others	(121,206)	29,245	79,303
Balance, end of year	$(3,980,198)	$(3,175,972)	$(2,595,648)