Form 10-Q
period 2018-03-31
EQUINIX INC
filed 2018-05-04
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant's Common Stock as of May 3, 2018 was 79,457,772.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
EQUINIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,023,808	$1,412,517
Short-term investments	27,033	28,271
Accounts receivable, net of allowance for doubtful accounts of $19,173 and $18,228	645,468	576,313
Other current assets	247,175	232,027
Total current assets	2,943,484	2,249,128
Long-term investments	12,173	9,243
Property, plant and equipment, net	9,696,692	9,394,602
Goodwill	4,485,155	4,411,762
Intangible assets, net	2,356,608	2,384,972
Other assets	447,816	241,750
Total assets	$19,941,928	$18,691,457
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$686,612	$719,257
Accrued property, plant and equipment	257,813	220,367
Current portion of capital lease and other financing obligations	77,386	78,705
Current portion of mortgage and loans payable	79,699	64,491
Other current liabilities	144,965	159,914
Total current liabilities	1,246,475	1,242,734
Capital lease and other financing obligations, less current portion	1,629,597	1,620,256
Mortgage and loans payable, less current portion	1,416,538	1,393,118
Senior notes	7,900,611	6,923,849
Other liabilities	608,156	661,710
Total liabilities	12,801,377	11,841,667
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 79,457,531 and 79,038,062 shares outstanding	80	79
Additional paid-in capital	10,193,030	10,121,323
Treasury stock, at cost; 399,385 and 402,342 shares	(145,695)	(146,320)
Accumulated dividends	(2,776,178)	(2,592,792)
Accumulated other comprehensive loss	(718,169)	(785,189)
Retained earnings	587,483	252,689
Total stockholders' equity	7,140,551	6,849,790
Total liabilities and stockholders' equity	$19,941,928	$18,691,457
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Revenues	$1,215,877	$949,525
Costs and operating expenses:
Cost of revenues	622,430	468,961
Sales and marketing	159,776	128,927
General and administrative	203,157	181,399
Acquisition costs	4,639	3,025
Total costs and operating expenses	990,002	782,312
Income from operations	225,875	167,213
Interest income	4,610	3,092
Interest expense	(126,277)	(111,684)
Other income (expense)	(3,064)	337
Loss on debt extinguishment	(21,491)	(3,503)
Income before income taxes	79,653	55,455
Income tax expense	(16,759)	(13,393)
Net income	$62,894	$42,062
Earnings per share ("EPS"):
Basic EPS	$0.79	$0.58
Weighted-average shares for basic EPS	79,241	72,773
Diluted EPS	$0.79	$0.57
Weighted-average shares for diluted EPS	79,649	73,367
Cash dividends declared per common share	$2.28	$2.00
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Net income	$62,894	$42,062
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment ("CTA") gain	145,851	106,938
Net investment hedge CTA loss, net of tax effect of $1,637 and $0	(72,635)	(28,551)
Unrealized loss on available-for-sale securities, net of tax effect of $0 and $(99)	—	(265)
Unrealized loss on cash flow hedges, net of tax effects of $1,360 and $4,051	(4,080)	(11,727)
Net actuarial gain on defined benefit plans, net of tax effects of $(6) and $(6)	8	11
Total other comprehensive income, net of tax	69,144	66,406
Comprehensive income, net of tax	$132,038	$108,468
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net income	$62,894	$42,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	256,952	187,989
Stock-based compensation	42,536	38,323
Amortization of intangible assets	50,616	29,017
Amortization of debt issuance costs and debt discounts	4,099	11,580
Provision for allowance for doubtful accounts	3,281	6,710
Loss on debt extinguishment	21,491	3,503
Other items	4,504	3,677
Changes in operating assets and liabilities:
Accounts receivable	(71,275)	(39,664)
Income taxes, net	(15,381)	(20,637)
Other assets	(6,694)	47,132
Accounts payable and accrued expenses	(35,143)	(65,414)
Other liabilities	(16,973)	3,093
Net cash provided by operating activities	300,907	247,371
Cash flows from investing activities:
Purchases of investments	(29,265)	(26,256)
Sales and maturities of investments	28,768	19,152
Business acquisitions, net of cash and restricted cash acquired	—	(36,041)
Purchases of real estate	(14,700)	(41,739)
Purchases of other property, plant and equipment	(349,729)	(277,242)
Proceeds from sale of assets, net of cash transferred	—	47,767
Net cash used in investing activities	(364,926)	(314,359)
Cash flows from financing activities:
Proceeds from employee equity awards	25,847	20,074
Payment of dividends and special distribution	(186,999)	(148,083)
Proceeds from public offering of common stock, net of issuance costs	—	2,126,258
Proceeds from senior notes	929,850	1,250,000
Proceeds from loans payable	—	1,059,800
Repayments of capital lease and other financing obligations	(55,787)	(16,596)
Repayments of mortgage and loans payable	(6,599)	(21,510)
Debt extinguishment costs	(20,704)	(3,132)
Debt issuance costs	(11,583)	(40,665)
Other financing activities	—	(900)
Net cash provided by financing activities	674,025	4,225,246
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	7,903	11,541
Net increase in cash, cash equivalents and restricted cash	617,909	4,169,799
Cash, cash equivalents and restricted cash at beginning of period	1,450,701	773,247
Cash, cash equivalents and restricted cash at end of period	$2,068,610	$4,943,046

Cash and cash equivalents	$2,023,808	$4,923,259
Current portion of restricted cash included in other current assets	33,460	9,927
Non-current portion of restricted cash included in other assets	11,342	9,860
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$2,068,610	$4,943,046
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Equinix, Inc. ("Equinix" or the "Company") and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The condensed consolidated balance sheet data as of December 31, 2017 has been derived from audited consolidated financial statements as of that date. The condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For further information, refer to the Consolidated Financial Statements and Notes thereto included in Equinix’s Form 10-K as filed with the SEC on February 26, 2018. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.
Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Equinix and its subsidiaries, including the acquisitions of Itconic from October 9, 2017, the Zenium data center from October 6, 2017, the Verizon data center business from May 1, 2017, and the IO UK data center operating business from February 3, 2017. All intercompany accounts and transactions have been eliminated in consolidation.
Income Taxes
The Company elected to be taxed as a Real Estate Investment Trust ("REIT") for federal income tax purposes beginning with its 2015 taxable year. As a result, the Company may deduct the distributions made to its stockholders from taxable income generated by the Company and its qualified REIT subsidiaries ("QRSs"). The Company’s dividends paid deduction generally eliminates the U.S. taxable income of the Company and its QRSs, resulting in no U.S. income tax due. However, the Company's taxable REIT subsidiaries ("TRSs") will continue to be subject to income taxes on any taxable income generated by them. In addition, the foreign operations of the Company will continue to be subject to local income taxes regardless of whether the foreign operations are operated as a QRS or TRS.
The Company provides for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate is subject to change in the future due to various factors such as the operating performance of the Company, tax law changes and future business acquisitions.
The Company's effective tax rates were 21.0% and 24.2% for the three months ended March 31, 2018 and 2017, respectively.
Legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”), which was signed into law on December 22, 2017, contains many significant changes to the existing U.S. federal income tax laws. Among other things, the TCJA reduces the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, limits the tax deductibility of interest expense, accelerates expensing of certain business assets and transitions the U.S. international taxation from a worldwide tax system to a territorial tax system by imposing a one-time mandatory repatriation of undistributed foreign earnings. The Company recognized an income tax expense of $6.5 million during the fourth quarter of 2017. The provisional amount relates to the re-measurement of the net deferred tax assets in the U.S. TRS as a result of the reduced corporate income tax rate. The Company is still analyzing the new tax legislation and assessing the impact as of the end of the current quarter. The Company will conclude whether any adjustments are required to its net deferred tax asset balance in the U.S. when it files its 2017 U.S. federal tax return in the fourth quarter of 2018. Any adjustments to these provisional amounts will be reported as a component of tax expense (benefit) in the reporting period when such adjustments are determined.
Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
In August 2017, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU was issued to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and to simplify the application of the hedge accounting guidance in current GAAP. This ASU

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

permits hedge accounting for risk components involving nonfinancial risk and interest rate risk, requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the hedged item is reported, no longer requires separate measurement and reporting of hedge ineffectiveness, eases the requirement for hedge effectiveness assessment, and requires a tabular disclosure related to the effect on the income statement of fair value and cash flow hedges. This ASU is effective for annual or any interim reporting periods beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, including its accounting policies, processes and systems.
In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company expects this ASU to impact its accounting for allowances for doubtful accounts and is currently evaluating the extent of the impact that the adoption of this standard will have on its consolidated financial statements, including its accounting policies, processes and systems.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). In September 2017 and January 2018, the FASB issued ASU 2017-13 and ASU 2018-01, respectively, which provide additional implementation guidance on the previously issued ASU 2016-02. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company plans to elect the practical expedient that it will not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases or initial direct costs for any existing leases. The Company expects to record a significant increase in assets and liabilities on the consolidated balance sheet at adoption due to the recording of right-of-use assets and corresponding lease liabilities for leases that are accounted for as operating leases. The Company is currently evaluating the extent of the impact that the adoption of this standard will have on its consolidated financial statements, including its accounting policies, processes and systems.
Accounting Standards Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") and issued subsequent amendments to the initial guidance with ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, ASU 2017-13 and ASU 2017-14 collectively referred as "Topic 606." Topic 606 replaces most existing revenue recognition guidance in U.S. GAAP. The core principle of Topic 606 is that an entity should recognize revenue for the transfer of control of the goods or services equal to the amount that it expects to be entitled to receive for those goods or services. Topic 606 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.
On January 1, 2018, the Company adopted Topic 606 using the modified retrospective approach applied to those contracts, which were not completed as of January 1, 2018, and recognized a net increase to the opening retained earnings of $269.8 million, net of tax impacts. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while the comparative information has not been restated and continues to be reported under accounting standards in effect for those periods.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

In adopting the new guidance, the Company elected to apply the practical expedient which allows the Company, when using the modified retrospective method of adoption, to not retrospectively restate contracts with multiple modifications on a modification by modification basis. Instead, the Company will reflect the aggregate amount of all modifications that occur before the beginning of the earliest period presented using the new standard. In addition, where appropriate, the Company elected to apply the practical expedient to account for the new standard under the portfolio approach as the Company reasonably expects that the effects of applying the guidance under the portfolio approach will not differ materially from applying the guidance to individual contracts.
The most significant impacts to the Company from Topic 606 relate to installation revenue and the cost to obtain contracts. Under the new standard, the Company now recognizes installation revenue over the contract period rather than over the estimated installation life as under the prior revenue standard. Under the new standard, the Company is also required to capitalize and amortize certain costs to obtain contracts, rather than expense them immediately as under the previous standard.
The cumulative effect of the changes made to the Company's consolidated January 1, 2018 balance sheet from the adoption of Topic 606 was as follows (in thousands):

Balance Sheet	Balance at December 31, 2017	Adjustments due to adoption of Topic 606	Balance at January 1, 2018
Assets
Other current assets	$232,027	$9,002	$241,029
Other assets (1)	241,750	179,578	421,328
Liabilities
Other current liabilities	159,914	(16,215)	143,699
Other liabilities (2)	661,710	(63,051)	598,659
Equity			—
Accumulated other comprehensive loss (3)	(785,189)	(1,930)	(787,119)
Retained earnings	$252,689	$269,776	$522,465

(1)	Includes cumulative adjustments related to cost to obtain contracts, non-current contract assets and deferred tax assets.

(2)	Includes cumulative adjustments related to non-current deferred revenue and deferred tax liabilities.

(3)	Includes cumulative adjustments related to CTA.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following tables summarize the effects of adopting Topic 606 on the unaudited condensed consolidated financial statement line items (in thousands, except per share data):

Balance Sheets	March 31, 2018	Adjustments	Balances without adoption of Topic 606
Other current assets	$247,175	$(9,542)	$237,633
Total current assets	2,943,484	(9,542)	2,933,942
Other assets	447,816	(184,962)	262,854
Total assets	$19,941,928	$(194,504)	$19,747,424
Accounts payable and accrued expenses	$686,612	$(1,032)	$685,580
Other current liabilities	144,965	14,038	159,003
Total current liabilities	1,246,475	13,006	1,259,481
Other liabilities	608,156	68,933	677,089
Total liabilities	12,801,377	81,939	12,883,316
Accumulated other comprehensive loss	(718,169)	(903)	(719,072)
Retained earnings	587,483	(275,540)	311,943
Total stockholders' equity	7,140,551	(276,443)	6,864,108
Total liabilities and stockholders' equity	$19,941,928	$(194,504)	$19,747,424

Statements of Operations	Three Months Ended March 31, 2018	Adjustments	Balance without adoption of Topic 606
Revenues	$1,215,877	$(3,836)	$1,212,041
Sales and marketing	159,776	3,302	163,078
Total costs and operating expenses	990,002	3,302	993,304
Income from operations	225,875	(7,138)	218,737
Income before income taxes	79,653	(7,138)	72,515
Income tax expense	(16,759)	1,374	(15,385)
Net income	$62,894	$(5,764)	$57,130
Basic EPS	$0.79	$(0.07)	$0.72
Diluted EPS	$0.79	$(0.07)	$0.72

Statements of Cash Flow	Three Months Ended March 31, 2018	Adjustments	Balance without adoption of Topic 606
Cash flows from operating activities:
Net income (loss)	$62,894	$(5,764)	$57,130
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Income taxes, net	(15,381)	(2,169)	(17,550)
Other assets	(6,694)	5,456	(1,238)
Other liabilities	(16,973)	2,477	(14,496)
Net cash provided by operating activities	$300,907	$—	$300,907

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company also adopted the following standards in the three months ended March 31, 2018, none of which had a material impact to the Company's condensed consolidated financial statements or financial statement disclosures:

Standards	Description	Effective Date and Adoption Consideration
ASU 2017-09 Compensation–Stock Compensation (Topic 718)
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
January 1, 2018

ASU 2017-07 Compensation–Retirement Benefits (Topic 715)
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
January 1, 2018

ASU 2017-05 Other Income—Gains and Losses from the Derecognition of Non-Financial Assets (Subtopic 610-20)
This ASU is to clarify the scope of the non-financial asset guidance in Subtopic 610-20 and to add guidance for partial sales of non-financial assets. This ASU defines the term in substance non-financial asset and clarifies that non-financial assets within the scope of Subtopic 610-20 may include non-financial assets transferred within a legal entity to a counterparty. The ASU also provides guidance on the accounting for what often are referred to as partial sales of non-financial assets within the scope of Subtopic 610-20 and contributions of non-financial assets to a joint venture or other non-controlled investee.
January 1, 2018

ASU 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.
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
The Company elected to early adopt this ASU on a prospective basis, effective January 1, 2018.

ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business
This ASU provides new guidance to assist entities with evaluating when a set of transferred assets and activities is a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation.
The Company adopted this standard on a prospective basis, effective January 1, 2018. The adoption of this standard may impact the accounting of future transactions.

ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory	This ASU requires the recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.	January 1, 2018

ASU 2016-01 Financial Instruments- Overall (Subtopic 825-10)
This ASU requires all equity investments to be measured at fair value with changes in the fair value recognized through net income other than those accounted for under equity method of accounting or those that result in consolidation of the investees. The ASU also requires that an entity present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.
The Company adopted this standard using the modified retrospective method, effective January 1, 2018 and recorded a net increase to retained earnings of $2.1 million.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2.	Revenue
Revenue Recognition
Equinix derives more than 90% of its revenues from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing of cabinet space and power; (2) interconnection offerings, such as cross connects and Equinix Exchange ports; (3) managed infrastructure solutions and (4) other revenues consisting of rental income from tenants or subtenants. The remainder of the Company’s revenues are from non-recurring revenue streams, such as installation revenues, professional services, contract settlements and equipment sales. Revenues are recognized when control of these products and services is transferred to its customers, in an amount that reflects the consideration it expects to be entitled to in exchange for the products and services. Revenues by service lines and geographic areas are included in segment information (see Note 11).
Revenues from recurring revenue streams are generally billed monthly and recognized ratably over the term of the contract, generally one to three years for IBX data center colocation customers. Non-recurring installation fees, although generally paid upfront upon installation, are deferred and recognized ratably over the contract term. Professional service fees and equipment sales are recognized in the period when the services were provided. For the contracts with customers that contain multiple performance obligations, the Company accounts for individual performance obligations separately if they are distinct or as a series of distinct obligations if the individual performance obligations meet the series criteria. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The transaction price is allocated to the separate performance obligation on a relative standalone selling price basis. The standalone selling price is determined based on overall pricing objectives, taking into consideration market conditions, geographic locations and other factors. Other judgments include determining if any variable consideration should be included in the total contract value of the arrangement such as price increases.
Revenue is generally recognized on a gross basis in accordance with the accounting standard related to reporting revenue on a gross basis as a principal versus on a net basis as an agent, as the Company is primarily responsible for fulfilling the contract, bears inventory risk and has discretion in establishing the price when selling to the customer. To the extent the Company does not meet the criteria for recognizing revenue on a gross basis, the Company records the revenue on a net basis. Revenue from contract settlements, when a customer wishes to terminate their contract early, is generally treated as a contract modification and recognized ratably over the remaining term of the contract, if any.
The Company guarantees certain service levels, such as uptime, as outlined in individual customer contracts. If these service levels are not achieved due to any failure of the physical infrastructure or offerings, or in the event of certain instances of damage to customer infrastructure within the Company’s IBX data centers, the Company would reduce revenue for any credits or cash payments given to the customer. Historically, these credits and cash payments have generally not been significant.
As a result of certain customer agreements being priced in currencies different from the functional currencies of the parties involved, under applicable accounting rules, the Company is deemed to have foreign currency forward contracts embedded in these contracts. The Company assessed these embedded contracts and concluded them to be foreign currency embedded derivatives (see Note 5). These instruments are separated from their host contracts and held on the Company’s condensed consolidated balance sheet at their fair value. The majority of these foreign currency embedded derivatives arise in certain of the Company’s subsidiaries where the local currency is the subsidiary’s functional currency and the customer contract is denominated in the U.S. dollar. Changes in their fair values are recognized within revenues in the Company’s condensed consolidated statements of operations.
Contract Balances
The timing of revenue recognition, billings and cash collections result in accounts receivables, contract assets and deferred revenues. A receivable is recorded at the invoice amount, net of an allowance for doubtful account and is recognized in the period when the Company has transferred products or provided services to its customers and when its right to consideration is unconditional. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 45 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that the Company's contracts generally do not include a significant financing component. The Company assesses collectability based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company generally does not request collateral from its customers although in certain cases the Company obtains a security interest in a customer’s equipment placed in its IBX data centers or obtains a deposit. The Company also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for which the Company had expected to collect the revenues. If the financial condition of the Company’s customers were to deteriorate or if they became

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

insolvent, resulting in an impairment of their ability to make payments, greater allowances for doubtful accounts may be required. Management specifically analyzes accounts receivable and current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of the Company’s reserves. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectable are charged to bad debt expense included in sales and marketing expense in the condensed consolidated statements of operations. A specific bad debt reserve of up to the full amount of a particular invoice value is provided for certain problematic customer balances. An additional reserve is established for all other accounts based on the age of the invoices and an analysis of historical credits issued. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable.
A contract asset exists when the Company has transferred products or provided services to its customers but customer payment is contingent upon satisfaction of additional performance obligation. Certain contracts include terms related to price arrangements such as price increases and free months. The Company recognizes revenues ratably over the contract term, which could potentially give rise to contract assets during certain periods of the contract term. Contract assets are recorded in other current assets and other assets in the condensed consolidated balance sheet.
Deferred revenue (a contract liability) is recognized when the Company has an unconditional right to a payment before it transfers goods or services to customers. Deferred revenue is included in other current liabilities and other liabilities, respectively, in the condensed consolidated balance sheet.
The opening and closing balances of the Company's receivables; contract asset, current; contract asset, non-current; deferred revenue, current; and deferred revenue, non-current (in thousands):

	Receivables	Contract asset, current	Contract asset, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2018 (1)	$576,313	$9,002	$16,186	$71,085	$53,101
Closing balances as of March 31, 2018	645,468	9,580	16,790	71,571	51,098
Increase/(decrease)	$69,155	$578	$604	$486	$(2,003)

(1)	Includes cumulative adjustments made to these accounts on January 1, 2018 from the adoption of Topic 606.
The difference between the opening and closing balances of the Company's contract assets and deferred revenues primarily results from the timing difference between the Company's performance obligation and the customer's payment. The amounts of revenue recognized during the three months ended March 31, 2018 from the opening deferred revenue balance was $38.9 million. For the period ended March 31, 2018, no impairment loss related to contract balances was recognized in the condensed consolidated statement of operations.
Contract Costs
Direct and indirect costs solely related to obtaining revenue contracts are capitalized as costs of obtaining a contract, when they are incremental and if they are expected to be recovered. Such costs consist primarily of commission fees and sales bonuses, as well as indirect related payroll costs. Contract costs are amortized over the estimated period of benefit on a straight-line basis. The Company elected to apply the practical expedient which allows the Company to expense contract costs when incurred, if the amortization period is one year or less.
The ending balance of net capitalized contract costs as of March 31, 2018 was $176.7 million, which were included in other assets in the condensed consolidated balance sheet. For the three months ended March 31, 2018, $17.5 million of contract costs was amortized, which were included in sales and marketing expense in the condensed consolidated statement of operations.
Remaining performance obligations
As of March 31, 2018, approximately $5.6 billion of total revenues and deferred installation revenues are expected to be recognized in future periods, the majority of which will be recognized over the next 24 months. While initial contract terms vary in length, substantially all contracts thereafter automatically renew in one-year increments. Included in the remaining performance obligations is either 1) remaining performance obligations under the initial contract terms or 2) remaining performance obligations

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

related to contracts in the renewal period once the initial terms have lapsed. The remaining performance obligations also do not include variable consideration related to unsatisfied performance obligations such as the usage of metered power or any contracts that could be terminated without any significant penalties such as the majority of interconnection revenues. The remaining performance obligations include some leasing activities that are insignificant to the Company’s total operations.
The Company elected to apply the practical expedient that allows the Company not to disclose the remaining performance obligations for variable consideration that is allocated to entirely unsatisfied performance obligations or to a wholly unsatisfied distinct good or service that forms part of a single obligation.

3.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Net income	$62,894	$42,062
Weighted-average shares used to calculate basic EPS	79,241	72,773
Effect of dilutive securities:
Employee equity awards	408	594
Weighted-average shares used to calculate diluted EPS	79,649	73,367

Basic EPS	$0.79	$0.58
Diluted EPS	$0.79	$0.57
The Company has excluded 238,000 and 93,000 shares of common stock related to employee equity awards in the diluted EPS calculation above for the three months ended March 31, 2018 and 2017, respectively, because their effect would be anti-dilutive.

4.	Acquisitions
Acquisition of the Metronode group of companies
On April 18, 2018, the Company acquired all of the equity interests in the Metronode group of companies ("Metronode") from the Ontario Teachers' Pension Plan Board for a cash purchase price of A$1.035 billion or approximately $805.6 million at the exchange rate in effect on April 18, 2018 (the "Metronode Acquisition"). Metronode owned and operated 10 data centers in six metro areas in Australia. The acquisition supports the Company’s ongoing global expansion to meet customer demand in the Asia-Pacific region. Metronode’s operating results will be reported in the Asia-Pacific region following the date of acquisition. The Metronode Acquisition constitutes a business under the accounting standard for business combinations and, therefore, will be accounted for as a business combination using the acquisition method of accounting. Goodwill from the acquisition of Metronode is not expected to be deductible for local tax purposes and is attributable to the Company's Asia-Pacific region. The valuation of assets acquired and liabilities assumed are still being appraised by a third-party and as such, the purchase price allocation is not yet complete.
Acquisition of Infomart Dallas
On April 2, 2018, the Company completed the acquisition of Infomart Dallas, including its operations and tenants, from ASB Real Estate Investments (the "Infomart Dallas Acquisition"), for a purchase price of approximately $781.0 million. The purchase price was comprised of approximately $31.0 million in cash, subject to customary adjustments, and $750.0 million aggregate principal amount of 5.000% senior unsecured notes in five new series with due dates from April 2019 to April 2021, with each series consisting of $150.0 million principal amount. The acquisition of this highly interconnected facility and tenants adds to the Company’s global platform and secures the ability to further expand in the Dallas market with future development.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Infomart Dallas' operating results will be reported in the Americas region following the date of acquisition. The Infomart Dallas Acquisition constitutes a business under the accounting standard for business combinations and, therefore, will be accounted for as a business combination using the acquisition method of accounting. Goodwill from the acquisition of Infomart Dallas is not expected to be deductible for local tax purposes and is attributable to the Company's Americas region. The valuation of assets acquired and liabilities assumed are still being appraised by a third-party and as such, the purchase price allocation is not yet complete.
Certain Verizon Data Center Assets Acquisition
On May 1, 2017, the Company completed the acquisition of certain colocation business from Verizon consisting of 29 data center buildings located in the United States, Brazil and Colombia, for a cash purchase price of approximately $3.6 billion (the "Verizon Data Center Acquisition"). The addition of these facilities and customers adds to the Company's global platform, increases interconnections and assists with the Company's penetration of the enterprise and strategic markets, including government and energy. The Company funded the Verizon Data Center Acquisition with proceeds from debt and equity financings, which closed in January and March 2017.
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
The Company included the Verizon Data Center Acquisition's results of operations from May 1, 2017 in its condensed consolidated statements of operations and the estimated fair value of assets acquired and liabilities assumed in its condensed consolidated balance sheets beginning May 1, 2017. Acquisition costs incurred for the three months ended March 31, 2018 and 2017 were not significant to the Company's condensed consolidated statements of operations.
Purchase Price Allocation
The Verizon Data Center Acquisition constitutes a business under the accounting standard for business combinations and, therefore, was accounted for as a business combination using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price is allocated to the assets acquired and liabilities assumed measured at fair value on the date of acquisition. During the three months ended March 31, 2018, the Company has completed the detailed valuation analysis to derive the fair value of assets acquired and liabilities assumed and has updated the final allocation of purchase price from provisional amounts reported as of June 30, 2017, which primarily resulted in a decrease in intangible assets of $9.0 million and an increase in goodwill of $7.7 million. The changes in fair value of acquired assets and liabilities assumed did not have a significant impact on the Company’s results of operations for any reporting periods prior to March 31, 2018.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The final purchase price allocation is as follows (in thousands):

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
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. The goodwill is attributable to the workforce of the acquired business and the projected revenue increase expected to arise from future customers after the Verizon Data Center Acquisition. The goodwill is not expected to be deductible for local tax purposes. Goodwill recorded as a result of the Verizon Data Center Acquisition was attributable to the Company's Americas region. For the three months ended March 31, 2018, the Company's results of operations include the Verizon Data Center Acquisition's revenues of $134.8 million and net income from operations of $35.8 million.
Other 2017 Acquisitions
In addition to the Verizon Data Center Acquisition, the Company completed three other acquisitions during 2017. Acquisition costs incurred for these acquisitions during the three months ended March 31, 2018 and 2017 were not significant to the Company's condensed consolidated statements of operations.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

A summary of the allocation of total purchase consideration is presented as follows (in thousands):

	Itconic	Zenium data center	IO UK's data center
Cash and cash equivalents	$15,659	$692	$1,388
Accounts receivable	16,429	198	7
Other current assets	1,885	6,430	1,082
Property, plant, and equipment	65,356	58,931	40,251
Intangible assets	101,755	7,900	6,252
Goodwill	126,855	21,834	15,804
Deferred tax assets	—	—	6,714
Other assets	4,025	313	3,396
Total assets acquired	331,964	96,298	74,894
Accounts payable and accrued liabilities	(15,847)	(1,012)	(439)
Other current liabilities	(12,374)	(451)	(168)
Capital lease and other financing obligations	(30,666)	—	(33,091)
Loans payable	(3,253)	—	(4,067)
Deferred tax liabilities	(3,198)	(2,227)	—
Other liabilities	(7,515)	(614)	(828)
Net assets acquired	$259,111	$91,994	$36,301

On October 9, 2017, the Company completed the acquisition of Itconic for a cash purchase price of €220.5 million or $259.1 million at the exchange rate in effect on October 9, 2017. Itconic was a data center provider in Spain and Portugal, and also included CloudMas, an Itconic subsidiary which was focused on supporting enterprise adoption and use of cloud services. The acquisition included five data centers in four metro areas, with two located in Madrid and one each in Barcelona, Seville and Lisbon. Itconic’s operating results have been reported in the EMEA region following the date of acquisition.
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
On October 6, 2017, the Company acquired Zenium's data center business in Istanbul for a cash payment of approximately $92.0 million. The acquired facility located in Istanbul, Turkey has been renamed as the Istanbul 2 ("IL2") data center. IL2’s operating results have been reported in the EMEA region following the date of acquisition. The nature of the intangible assets acquired from this acquisition is customer relationships with an estimated useful life of 15 years.
As of March 31, 2018, the Company has not completed the detailed valuation analysis of Itconic or the Zenium data center to derive the fair value of the following items including, but not limited to: property, plant and equipment, intangible assets and deferred taxes; therefore, the allocation of the purchase price to assets acquired and liabilities assumed is based on provisional estimates and is subject to continuing management analysis. As of March 31, 2018, the Company has updated the preliminary allocation of purchase price for Itconic and Zenium data center from the provisional amounts reported as of December 31, 2017. The adjustments made during the three months ended March 31, 2018 primarily resulted in an increase in property, plant and equipment of $5.2 million and a corresponding decrease in other assets of $5.2 million for Zenium data center acquisition, while the adjustments made for Itconic were not significant. The changes in fair value of acquired assets and liabilities assumed did not have a significant impact on the Company’s results of operations for the three months ended March 31, 2018.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

On February 3, 2017, the Company acquired IO UK's data center operating business in Slough, United Kingdom, for a cash payment of £29.1 million or approximately $36.3 million at the exchange rate in effect on February 3, 2017 ("IO Acquisition"). The acquired facility was renamed London 10 ("LD10") data center. LD10's operating results have been reported in the EMEA region following the date of acquisition. The nature of the intangible assets acquired from this acquisition is customer relationships with an estimated useful life of 10 years. As of December 31, 2017, the Company has finalized the allocation of purchase price for the IO Acquisition from the provisional amounts first reported as of March 31, 2017 and the adjustments made during the year ended December 31, 2017 were not significant. The changes in fair value of acquired assets and liabilities assumed did not have a significant impact on the Company’s results of operations for any reporting periods prior to December 31, 2017.
Goodwill from the acquisitions of Itconic, the Zenium data center and IO UK's data center is not deductible for local tax purposes and is attributable to the Company's EMEA region. For the three months ended March 31, 2017, the incremental revenues and net loss recorded from the IO Acquisition were not significant to the Company's results of operations. For the three months ended March 31, 2018, the Company's results of operations include $19.7 million of revenues from the combined operations of Itconic, the Zenium data center and IO UK’s data center and an insignificant net loss from operations.
Unaudited Pro Forma Combined Financial Information
The following unaudited pro forma combined financial information has been prepared by the Company using the acquisition method of accounting to give effect to the Verizon Data Center Acquisition as though it occurred on January 1, 2017. The incremental results of operations from the other acquisitions are not significant and are therefore not reflected in the pro forma combined results of operations.
The Company completed the Verizon Data Center Acquisition on May 1, 2017. The unaudited pro forma combined financial information for the three months ended March 31, 2017 combine the actual results of the Company and the actual Verizon Data Center Acquisition operating results for the period prior to the acquisition date and reflect certain adjustments, such as additional depreciation, amortization and interest expense on assets and liabilities acquired and acquisition financings.
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
The following table sets forth the unaudited pro forma combined results of operations for the three months ended March 31, 2017 (in thousands, except per share amounts):

Three months ended March 31, 2017
Revenues	$1,055,805
Net income from operations	41,958
Basic EPS	0.54
Diluted EPS	0.54

5.	Derivatives and Hedging Activities
Derivatives Designated as Hedging Instruments
Net Investment Hedges. The Company is exposed to the impact of foreign exchange rate fluctuations on its investments in foreign subsidiaries whose functional currencies are other than the U.S. dollar. In order to mitigate the impact of foreign currency exchange rates, the Company has entered into various foreign currency loans which are designated as hedges against the Company's net investment in foreign subsidiaries. As of March 31, 2018 and December 31, 2017, the total principal amount of foreign currency loans, which were designated as net investment hedges, were $4,102.7 million and $3,149.5 million, respectively. The Company also uses foreign exchange forward contracts to hedge against the effect of foreign exchange rate fluctuations on a portion of its net investment in the foreign subsidiaries. For a net investment hedge, changes in the fair value of the hedging

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

instrument designated as a net investment hedge, except the ineffective portion and forward points, are recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheet.
The Company recorded pre-tax net foreign exchange losses of $74.3 million and $28.6 million in other comprehensive income (loss) for the three months ended March 31, 2018 and 2017, respectively. The Company recorded no ineffectiveness from its net investment hedges for the three months ended March 31, 2018 and 2017.
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
The Company enters into intercompany hedging instruments ("intercompany derivatives") with a wholly-owned subsidiary of the Company in order to hedge certain forecasted revenues and expenses denominated in currencies other than the U.S. dollar. Simultaneously, the Company enters into derivative contracts with unrelated third parties to externally hedge the net exposure created by such intercompany derivatives.
The following disclosure is prepared on a consolidated basis. Assets and liabilities resulting from intercompany derivatives have been eliminated in consolidation. As of March 31, 2018, the Company's cash flow hedge instruments had maturity dates ranging from April 2018 to December 2019 as follows (in thousands):

	Notional Amount	Fair Value (1)	Accumulated Other Comprehensive Income (Loss) (2) (3)
Derivative assets	$136,820	$1,207	$815
Derivative liabilities	457,124	(34,097)	(38,512)
Total	$593,944	$(32,890)	$(37,697)

(1)	All derivatives related to cash flow hedges are included in the condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

(2)	Included in the condensed consolidated balance sheets within accumulated other comprehensive income (loss).

(3)
The Company recorded a net loss of $34.0 million within accumulated other comprehensive income (loss) relating to cash flow hedges that will be reclassified to revenues and expenses as they mature in the next 12 months.

As of December 31, 2017, the Company's cash flow hedge instruments had maturity dates ranging from January 2018 to October 2019 as follows (in thousands):

	Notional Amount	Fair Value (1)	Accumulated Other Comprehensive Income (Loss) (2) (3)
Derivative assets	$72,262	$2,379	$2,055
Derivative liabilities	440,637	(29,777)	(34,311)
Total	$512,899	$(27,398)	$(32,256)

(1)	All derivatives related to cash flow hedges are included in the condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

(2)	Included in the condensed consolidated balance sheets within accumulated other comprehensive income (loss).

(3)
The Company recorded a net loss of $26.7 million within accumulated other comprehensive income (loss) relating to cash flow hedges that will be reclassified to revenues and expenses as they mature over the next 12 months.

During the three months ended March 31, 2018 and 2017, the ineffective and excluded portions of cash flow hedges recognized in other income (expense) were not significant. During the three months ended March 31, 2018, the amount of net losses reclassified from accumulated other comprehensive income (loss) to revenues was $18.4 million and the amount of net gains reclassified from accumulated other comprehensive income (loss) to operating expenses was $9.3 million. During the three months ended March 31, 2017, the amount of net gains reclassified from accumulated other comprehensive income (loss) to revenues was $17.7 million and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses was $9.0 million.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. The Company is deemed to have foreign currency forward contracts embedded in certain of the Company’s customer agreements that are priced in currencies different from the functional or local currencies of the parties involved. These embedded derivatives are separated from their host contracts and carried on the Company’s balance sheet at their fair value. The majority of these embedded derivatives arise as a result of the Company’s foreign subsidiaries pricing their customer contracts in the U.S. dollar. Gains and losses on these embedded derivatives are included within revenues in the Company’s condensed consolidated statements of operations. During the three months ended March 31, 2018 gains (losses) associated with these embedded derivatives were not significant. During the three months ended March 31, 2017, the loss associated with these embedded derivatives was $5.0 million.
Economic Hedges of Embedded Derivatives. The Company uses foreign currency forward contracts to help manage the foreign exchange risk associated with the Company’s customer agreements that are priced in currencies different from the functional or local currencies of the parties involved ("economic hedges of embedded derivatives"). Foreign currency forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. Gains and losses on these contracts are included in revenues along with gains and losses of the related embedded derivatives. The Company entered into various economic hedges of embedded derivatives during the three months ended March 31, 2018 and 2017. During the three months ended March 31, 2018 and 2017, the gains (losses) associated with these contracts were not significant.
Foreign Currency Forward and Option Contracts. The Company also uses foreign currency forward and option contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of its foreign currency-denominated assets and liabilities change. Gains and losses on these contracts are included in other income (expense), on a net basis, along with the foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward contracts. The Company entered into various foreign currency forward and option contracts during the three months ended March 31, 2018 and 2017. During the three months ended March 31, 2018, the gains (losses) associated with these contracts were not significant. During the three months ended March 31, 2017, the Company recognized net losses of $14.7 million associated with these contracts.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Offsetting Derivative Assets and Liabilities
The following table presents the fair value of derivative instruments recognized in the Company's condensed consolidated balance sheets as of March 31, 2018 (in thousands):

	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet	Net Consolidated Balance Sheet Amounts(1)	Gross Amounts not Offset in the Consolidated Balance Sheet(2)	Net
Assets:
Designated as hedging instruments:
Foreign currency forward contracts designated as cash flow hedges	$1,207	$—	$1,207	$(1,207)	$—
Not designated as hedging instruments:
Embedded derivatives	3,911	—	3,911	—	3,911
Economic hedges of embedded derivatives	403	—	403	—	403
Foreign currency forward contracts	3,464	—	3,464	—	3,464
	7,778	—	7,778	—	7,778
Additional netting benefit	—	—	—	(3,867)	(3,867)
	$8,985	$—	$8,985	$(5,074)	$3,911
Liabilities:
Designated as hedging instruments:
Foreign currency forward contracts designated as cash flow hedges	$34,097	$—	$34,097	$(1,207)	$32,890
Not designated as hedging instruments:
Embedded derivatives	4,703	—	4,703	—	4,703
Economic hedges of embedded derivatives	18	—	18	—	18
Foreign currency forward contracts	1,166	—	1,166	—	1,166
	5,887	—	5,887	—	5,887
Additional netting benefit	—	—	—	(3,867)	(3,867)
	$39,984	$—	$39,984	$(5,074)	$34,910

(1)	As presented in the Company's condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

(2)
The Company enters into master netting agreements with its counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default. For presentation on the condensed consolidated balance sheets, the Company does not offset fair value amounts recognized for derivative instruments under master netting arrangements.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table presents the fair value of derivative instruments recognized in the Company's condensed consolidated balance sheets as of December 31, 2017 (in thousands):

	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet	Net Consolidated Balance Sheet Amounts(1)	Gross Amounts not Offset in the Consolidated Balance Sheet(2)	Net
Assets:
Designated as hedging instruments:
Foreign currency forward contracts designated as cash flow hedges	$2,379	$—	$2,379	$(2,379)	$—
Not designated as hedging instruments:
Embedded derivatives	5,076	—	5,076	—	5,076
Economic hedges of embedded derivatives	325	—	325	—	325
Foreign currency forward contracts	505	—	505	(340)	165
	5,906	—	5,906	(340)	5,566
Additional netting benefit	—	—	—	(490)	(490)
	$8,285	$—	$8,285	$(3,209)	$5,076
Liabilities:
Designated as hedging instruments:
Foreign currency forward contracts designated as cash flow hedges	$29,777	$—	$29,777	$(2,379)	$27,398
Not designated as hedging instruments:
Embedded derivatives	3,503	—	3,503	—	3,503
Economic hedges of embedded derivatives	20	—	20	—	20
Foreign currency forward contracts	7,547	—	7,547	(340)	7,207
	11,070	—	11,070	(340)	10,730
Additional netting benefit	—	—	—	(490)	(490)
	$40,847	$—	$40,847	$(3,209)	$37,638

(1)	As presented in the Company's condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

(2)
The Company enters into master netting agreements with its counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default. For presentation on the condensed consolidated balance sheets, the Company does not offset fair value amounts recognized for derivative instruments under master netting arrangements.

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
The Company uses the specific identification method in computing realized gains and losses. Realized gains and losses on the investments are included within other income (expense) in the Company’s condensed consolidated statements of operations. The Company's investments in publicly traded equity securities are carried at fair value. Subsequent to the adoption of ASU 2016-01 in the three months ended March 31, 2018, unrealized gains and losses on publicly traded equity securities are reported within other income (expense) in the Company’s condensed consolidated statements of operations. Prior to the adoption of ASU 2016-01, unrealized gains and losses on publicly traded equity securities were reported in stockholders’ equity as a component of other comprehensive income or loss. Upon adoption of ASU 2016-01, the Company recorded a net cumulative effect increase of $2.1 million to retained earnings.
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
During the three months ended March 31, 2018 and year ended December 31, 2017, the Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company's financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 were as follows (in thousands):

	Fair Value at March 31, 2018	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Cash	$1,639,586	$1,639,586	$—
Money market and deposit accounts	384,222	384,222	—
Publicly traded equity securities	6,755	6,755	—
Certificates of deposit	32,451	—	32,451
Derivative instruments (1)	8,985	—	8,985
Total	$2,071,999	$2,030,563	$41,436
Liabilities:
Derivative instruments (1)	$39,984	$—	$39,984
Total	$39,984	$—	$39,984

(1)
Includes both foreign currency embedded derivatives and foreign currency forward contracts. Amounts are included within other current assets, other assets, others current liabilities and other liabilities in the Company’s accompanying condensed consolidated balance sheet.

The Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 were as follows (in thousands):

	Fair Value at December 31, 2017	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Cash	$985,382	$985,382	$—
Money market and deposit accounts	427,135	427,135	—
Publicly traded equity securities	6,163	6,163	—
Certificates of deposit	31,351	—	31,351
Derivative instruments (1)	8,285	—	8,285
Total	$1,458,316	$1,418,680	$39,636
Liabilities:
Derivative instruments (1)	$40,847	$—	$40,847
Total	$40,847	$—	$40,847

(1)
Includes both foreign currency embedded derivatives and foreign currency forward contracts. Amounts are included within other current assets, other assets, other current liabilities and other liabilities in the Company's accompanying condensed consolidated balance sheet.

The Company did not have any Level 3 financial assets or financial liabilities as of March 31, 2018 and December 31, 2017.

7.	Leases
Capital Lease and Other Financing Obligations
Stockholm 2 ("SK2") Data Center
In March 2018, the Company acquired the land and building for the SK2 IBX data center for cash consideration of SEK457.9 million or approximately $54.9 million at the exchange rate in effect on March 31, 2018. The Company had previously accounted for SK2 as a build-to-suit arrangement. As a result of the purchase, the prior arrangement was effectively terminated and the financing obligation was settled in full. The Company settled the financing obligation of the SK2 data center for SEK234.5 million

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

or approximately $28.1 million and recognized a loss on debt extinguishment of SEK170.5 million or approximately $20.4 million at the exchange rate in effect on March 31, 2018.
Tokyo 11 ("TY11") Data Center
In February 2018, the Company entered into a lease agreement for TY 11 IBX data center. Pursuant to the accounting standard for leases, the Company assessed the lease classification of the TY11 lease and determined that the lease should be accounted for as a capital lease. As of March 31, 2018, the Company recorded a capital lease obligation totaling approximately ¥2,348.5 million, or approximately $22.1 million at the exchange rate in effect on that date. The lease has a term of 30 years through February 2048.
Maturities of Capital Lease and Other Financing Obligations
The Company's capital lease and other financing obligations are summarized as follows (in thousands):

	Capital Lease Obligations	Other Financing Obligations (1)	Total
2018 (9 months remaining)	$80,243	$74,287	$154,530
2019	97,762	85,865	183,627
2020	97,814	85,704	183,518
2021	95,895	87,936	183,831
2022	95,720	88,639	184,359
Thereafter	861,695	867,785	1,729,480
Total minimum lease payments	1,329,129	1,290,216	2,619,345
Plus amount representing residual property value	—	545,527	545,527
Less amount representing interest	(556,219)	(901,670)	(1,457,889)
Present value of net minimum lease payments	772,910	934,073	1,706,983
Less current portion	(42,977)	(34,409)	(77,386)
Total	$729,933	$899,664	$1,629,597

(1)     Other financing obligations are primarily related to build-to-suit arrangements.

8.	Debt Facilities
Mortgage and Loans Payable
As of March 31, 2018 and December 31, 2017, the Company's mortgage and loans payable consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Term loans	$1,454,849	$1,417,352
Mortgage payable and loans payable	49,733	48,872
	1,504,582	1,466,224
Less amount representing unamortized debt discount and debt issuance cost	(10,429)	(10,666)
Add amount representing unamortized mortgage premium	2,084	2,051
	1,496,237	1,457,609
Less current portion	(79,699)	(64,491)
Total	$1,416,538	$1,393,118

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Senior Notes
As of March 31, 2018 and December 31, 2017, the Company's senior notes consisted of the following (in thousands):

	March 31, 2018		December 31, 2017
	Amount	Effective Rate	Amount	Effective Rate
5.375% Senior Notes due 2022	$750,000	5.56%	$750,000	5.56%
5.375% Senior Notes due 2023	1,000,000	5.51%	1,000,000	5.51%
2.875% Euro Senior Notes due 2024	924,075	3.08%	—	—%
5.75% Senior Notes due 2025	500,000	5.88%	500,000	5.88%
2.875% Euro Senior Notes due 2025	1,232,100	3.04%	1,201,000	3.04%
5.875% Senior Notes due 2026	1,100,000	6.03%	1,100,000	6.03%
2.875% Euro Senior Notes due 2026	1,232,100	3.04%	1,201,000	3.04%
5.375% Senior Notes due 2027	1,250,000	5.51%	1,250,000	5.51%
	7,988,275		7,002,000
Less amount representing unamortized debt issuance cost	(87,664)		(78,151)
Total	$7,900,611		$6,923,849
2024 Euro Senior Notes
On March 14, 2018, the Company issued €750.0 million, or approximately $929.9 million in U.S. dollars, at the exchange rate in effect on March 14, 2018, aggregate principal amount of 2.875% senior notes due March 15, 2024, which are referred to as the "2024 Euro Senior Notes". Interest on the notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2018. Debt issuance costs related to the 2024 Euro Senior Notes were $11.6 million. As of March 31, 2018, debt issuance costs related to the 2024 Euro Senior Notes, net of amortization, were $11.4 million at the exchange rate in effect on that date.
The 2024 Euro Senior Notes are unsecured and rank equal in right of payment to the Company’s existing or future senior indebtedness and senior in right of payment to the Company’s existing and future subordinated indebtedness. The senior notes are effectively subordinated to all of the existing and future secured debt, including debt outstanding under any bank facility or secured by any mortgage, to the extent of the assets securing such debt. They are also structurally subordinated to any existing and future indebtedness and other liabilities (including trade payables) of any of the Company’s subsidiaries.
The 2024 Euro Senior Notes are governed by a supplemental indenture between the Company and U.S. Bank National Association, as trustee. The supplemental indenture contains covenants that limit the Company’s ability and the ability of its subsidiaries to, among other things:

•	incur liens;

•	enter into sale-leaseback transactions; and

•	merge or consolidate with any other person.

The Company is not required to make any mandatory redemption with respect to the 2024 Euro Senior Notes; however, upon the event of a change in control, the Company may be required to offer to purchase the 2024 Euro Senior Notes.
Optional Redemption Schedule

Senior Note Description	Early Equity Redemption Price	First Scheduled Redemption Date	First Scheduled Redemption Price	Second Year Redemption Price	Third Year Redemption Price
2.875% Euro due 2024	102.875%	September 15, 2020	101.438%	100.719%	100.000%
The 2024 Euro Senior Notes provide for optional redemption. Within 90 days of the closing of one or more equity offerings and at any time prior to the first scheduled redemption date listed in the Optional Redemption Schedule, the Company may redeem

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

up to 35% of the aggregate principal amount of the notes outstanding, at a redemption price listed in the Optional Redemption Schedule, plus accrued and unpaid interest to the redemption date, provided that at least 65% of the aggregate principal amount of the notes issued under the supplemental indenture remains outstanding immediately after such redemption(s).
On or after the first scheduled redemption date listed in the Optional Redemption Schedule, the Company may redeem all or a part of the notes, on one or more occasions, at the redemption prices (expressed as percentages of principal amount) set forth in the Optional Redemption Schedule, plus accrued and unpaid interest thereon, if any, if redeemed during the twelve month period beginning on the first scheduled redemption date and at reduced scheduled redemption prices during the twelve or eighteen-month periods beginning on the anniversaries of the first scheduled redemption date.
In addition, at any time prior to the first scheduled redemption date, the Company may redeem all or a part of the senior notes at a redemption price equal to 100% of the principal amount of senior notes redeemed plus the applicable premium (the "Applicable Premium") and accrued and unpaid interest, subject to the rights of the holders of record of the senior notes on the relevant record date to receive interest due on the relevant interest payment date. The Applicable Premium means the greater of:

(1)	1.0% of the principal amount of the 2024 Euro Senior Notes;

(2)	the excess of:
(a)the present value at such redemption date of (i) the redemption price of the 2024 Euro Senior Notes at the first scheduled redemption date, plus (ii) all required interest payments due on the 2024 Euro Senior Notes through the first scheduled redemption date computed using a discount rate equal to the treasury rate as of such redemption date plus 50 basis points; over
(b)the principal amount of the 2024 Euro Senior Notes.
Maturities of Debt Facilities
The following table sets forth maturities of the Company's debt, including mortgage and loans payable, and senior notes, gross of debt issuance costs and debt discounts, as of March 31, 2018 (in thousands):

Years ending:
2018 (9 months remaining)	$59,917
2019	79,790
2020	79,717
2021	408,786
2022	1,624,132
Thereafter	7,242,599
Total	$9,494,941
Fair Value of Debt Facilities
The following table sets forth the estimated fair values of the Company's mortgage and loans payable and senior notes, including current maturities, as of (in thousands):

	March 31, 2018	December 31, 2017
Mortgage and loans payable	$1,503,439	$1,464,877
Senior notes	8,018,967	7,288,673
The fair value of the mortgage and loans payable, which were not publicly traded, was estimated by considering the Company's credit rating, current rates available to the Company for debt of the same remaining maturities and terms of the debt (Level 2). The fair value of the senior notes, which were traded in the public debt market, was based on quoted market prices (Level 1).

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Interest Charges
The following table sets forth total interest costs incurred and total interest costs capitalized for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest expense	$126,277	$111,684
Interest capitalized	3,314	6,400
Interest charges incurred	$129,591	$118,084
Total interest paid, net of capitalized interest, during the three months ended March 31, 2018 and 2017 was $103.7 million and $109.0 million, respectively.

9.	Commitments and Contingencies
Purchase Commitments
Primarily as a result of the Company's various IBX data center expansion projects, as of March 31, 2018, the Company was contractually committed for approximately $0.7 billion of unaccrued capital expenditures, primarily for IBX infrastructure equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of March 31, 2018, such as commitments to purchase power in select locations through the remainder of 2018 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2018 and thereafter. Such other miscellaneous purchase commitments totaled approximately $0.9 billion as of March 31, 2018.
Contingent Liabilities
The Company estimates exposure on certain liabilities, such as indirect and property taxes, based on the best information available at the time of determination. With respect to real and personal property taxes, the Company records what it can reasonably estimate based on prior payment history, assessed value by the assessor's office, current landlord estimates or estimates based on current or changing fixed asset values in each specific municipality, as applicable. However, there are circumstances beyond the Company’s control whereby the underlying value of the property or basis for which the tax is calculated on the property may change, such as a landlord selling the underlying property of one of the Company’s IBX data center leases or a municipality changing the assessment value in a jurisdiction and, as a result, the Company’s property tax obligations may vary from period to period. Based upon the most current facts and circumstances, the Company makes the necessary property tax accruals for each of its reporting periods. However, revisions in the Company’s estimates of the potential or actual liability could materially impact the financial position, results of operations or cash flows of the Company.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

10.	Stockholders' Equity
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by components are as follows (in thousands):

	Balance as of December 31, 2017	Net Change	Cumulative Effect Adjustment	Balance as of March 31, 2018
Foreign currency translation adjustment ("CTA") gain (loss)	$(576,860)	$145,851	$—	$(431,009)
Unrealized loss on cash flow hedges (1)	(24,191)	(4,080)	—	(28,271)
Unrealized gain (loss) on available-for-sale securities (2)	2,124	—	(2,124)	—
Net investment hedge CTA loss (1)	(185,303)	(72,635)	—	(257,938)
Net actuarial gain (loss) on defined benefit plans (3)	(959)	8	—	(951)
Total	$(785,189)	$69,144	$(2,124)	$(718,169)

(1)	Refer to Note 5 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income.

(2)
Upon adoption of ASU 2016-01 during the three months ended March 31, 2018, the Company recorded a net cumulative effect adjustment of $2.1 million from accumulated other comprehensive loss to retained earnings.

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

Changes in foreign currencies can have a significant impact to the Company’s consolidated balance sheets (as evidenced above in the Company’s foreign currency translation gain or loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translating into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. As of March 31, 2018, the U.S. dollar was generally weaker relative to certain of the currencies of the foreign countries in which the Company operates as compared to December 31, 2017. This overall weakening of the U.S. dollar had an overall favorable impact on the Company's condensed consolidated financial position because the foreign denominations translated into more U.S. dollars as evidenced by an increase in foreign currency translation gain for the three months ended March 31, 2018 as reflected in the above table. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which the Company operates could have a significant impact on its condensed consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.
Common Stock
In August 2017, the Company entered into an equity distribution agreement with RBC Capital Market, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, establishing an "at the market" equity offering program, under which the Company may offer and sell from time to time up to an aggregate of $750.0 million of its common stock in "at the market" transactions (the "ATM Program"). Through December 31, 2017, the Company sold 763,201 shares under the ATM Program, for approximately $355.1 million, net of payment of commissions to the sales agents and estimated equity offering costs. The Company made no sales through the ATM Program during the three months ended March 31, 2018.
Dividends
On February 14, 2018, the Company declared a quarterly cash dividend of $2.28 per share, with a record date of February 26, 2018 and a payment date of March 21, 2018. During the three months ended March 31, 2018, the Company paid a total of $187.0 million in dividends. In addition, the Company accrued an additional $2.2 million in dividends payable for restricted stock units that have not yet vested.
Stock-Based Compensation
For the three months ended March 31, 2018, the Compensation Committee and/or the Stock Award Committee of the Company's Board of Directors, as the case may be, approved the issuance of an aggregate of 546,375 shares of restricted stock units to certain

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

employees, including executive officers, pursuant to the 2000 Equity Incentive Plan, as part of the Company's annual refresh program. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $379.83 and a weighted-average requisite service period of 3.56 years. The valuation of restricted stock units with only a service condition or a service and performance condition requires no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of the Company's stock price on the date of grant. The Company used revenues and adjusted funds from operations ("AFFO") as the performance measurements in the restricted stock units with both service and performance conditions that were granted in the three months ended March 31, 2018.
The Company uses a Monte Carlo simulation option-pricing model to determine the fair value of restricted stock units with a service and market condition. The Company used total shareholder return (“TSR”) as the performance measurement in the restricted stock units with both service and a market condition that were granted in the three months ended March 31, 2018. There were no significant changes in the assumptions used to determine the fair value of restricted stock units with a service and market condition that were granted in 2018 compared to the prior year.
The following table presents, by operating expense category, the Company's stock-based compensation expense recognized in the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenues	$3,899	$2,911
Sales and marketing	11,706	10,972
General and administrative	26,931	24,440
Total	$42,536	$38,323

11.	Segment Information
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

	Three Months Ended March 31,
	2018	2017
Adjusted EBITDA:
Americas	$291,549	$198,619
EMEA	166,178	129,554
Asia-Pacific	121,788	99,401
Total adjusted EBITDA	579,515	427,574
Depreciation, amortization and accretion expense	(306,465)	(219,013)
Stock-based compensation expense	(42,536)	(38,323)
Acquisition costs	(4,639)	(3,025)
Income from operations	$225,875	$167,213

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company also provides the following additional segment disclosures (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues:
Americas	$602,627	$436,447
EMEA	379,630	314,847
Asia-Pacific	233,620	198,231
Total	$1,215,877	$949,525
Depreciation and amortization:
Americas	$157,578	$87,927
EMEA	93,280	76,168
Asia-Pacific	56,710	52,911
Total	$307,568	$217,006
Capital expenditures:
Americas	$147,329	$153,435
EMEA	154,391	83,584
Asia-Pacific	48,009	40,223
Total	$349,729	$277,242
The Company's long-lived assets are located in the following geographic areas as of (in thousands):

	March 31, 2018	December 31, 2017
Americas	$4,470,166	$4,425,077
EMEA	3,448,277	3,265,088
Asia-Pacific	1,778,249	1,704,437
Total long-lived assets	$9,696,692	$9,394,602

The following tables present revenue information disaggregated by service lines and geographic areas (in thousands):

	Three Months Ended March 31, 2018
	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$427,125	$288,061	$166,198	$881,384
Interconnection	129,253	34,977	30,769	194,999
Managed infrastructure	18,535	30,686	22,180	71,401
Other (1)	1,079	1,766	—	2,845
Recurring revenues	575,992	355,490	219,147	1,150,629
Non-recurring revenues	26,635	24,140	14,473	65,248
Total	$602,627	$379,630	$233,620	$1,215,877

(1) Includes some leasing and hedging activities that are insignificant to the Company's total operations.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended March 31, 2017
	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$299,273	$253,254	$138,995	$691,522
Interconnection	100,850	22,351	24,859	148,060
Managed infrastructure	15,061	17,672	21,876	54,609
Other (1)	919	3,330	—	4,249
Recurring revenues	416,103	296,607	185,730	898,440
Non-recurring revenues	20,344	18,240	12,501	51,085
Total	$436,447	$314,847	$198,231	$949,525

(1) Includes some leasing and hedging activities that are insignificant to the Company's total operations.
No single customer accounted for 10% or greater of the Company's accounts receivable or revenues for the three months ended March 31, 2018 and 2017.

12.	Subsequent Events
On April 2, 2018, the Company completed the acquisition of Infomart Dallas, including its operations and tenants, from ASB Real Estate Investments. Refer to Note 4 for a discussion of this acquisition.
On April 18, 2018, the Company acquired all of the equity interests in the Metronode group of companies from the Ontario Teachers' Pension Plan Board. Refer to Note 4 for a discussion of this acquisition.
On May 2, 2018, the Company declared a quarterly cash dividend of $2.28 per share, which is payable on June 20, 2018 to the Company's common stockholders of record as of the close of business on May 23, 2018.

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
In April 2018, as more fully described in Note 4 and Note 12 of Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we completed the acquisition of the Metronode group of companies, for a cash purchase price of A$1.035 billion, or approximately $805.6 million at the exchange rate in effect on April 18, 2018, the date this transaction closed. We will account for this transaction as a business combination using the acquisition method of accounting. The valuation of assets acquired and liabilities assumed are still being appraised by a third-party and as such, the purchase price allocation is not yet complete.
In April 2018, as more fully described in Note 4 and Note 12 of Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we completed the acquisition of Infomart Dallas for a purchase price of approximately $781.0 million, consisting of approximately $31.0 million in cash, subject to customary adjustments, and $750.0 million aggregate principal amount of 5.000% senior unsecured notes in five new series with due dates from April 2019 to April 2021, with each series consisting of $150.0 million principal amount. We will account for this transaction as a business combination using the acquisition method of accounting. The valuation of assets acquired and liabilities assumed are still being appraised by a third-party and as such, the purchase price allocation is not yet complete.
In March 2018, as more fully described in Note 8 of Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we issued €750.0 million, or approximately $929.9 million in U.S. dollars, at the exchange rate in effect on March 14, 2018, aggregate principal amount of 2.875% senior notes due March 15, 2024, which are referred to as the "2024 Euro Senior Notes". Debt issuance costs related to the 2024 Euro Senior Notes were $11.6 million.
Overview
Equinix provides global data center offerings that protect and connect the world’s most valued information assets. Global enterprises, financial services companies and content and network service providers rely upon Equinix's leading insight and data centers around the world for the safehousing of their critical IT equipment and the ability to directly connect to the networks that enable today's information-driven economy. The acquisitions of Infomart Dallas and Metronode expanded the Company's total global footprint to 200 IBX data centers across 52 markets around the world. Equinix offers the following solutions: (i) premium data center colocation, (ii) interconnection and (iii) exchange and outsourced IT infrastructure solutions. As of March 31, 2018, we operated or had partner IBX data centers in Brazil, Canada, Colombia and throughout the U.S. in the Americas region; Bulgaria, Finland, France, Germany, Ireland, Italy, the Netherlands, Poland, Portugal, Spain, Sweden, Switzerland, Turkey, the United Arab

Emirates and the United Kingdom in the EMEA region; and Australia, China, Hong Kong, Indonesia, Japan and Singapore in the Asia-Pacific region.
Our data centers in 52 markets around the world are a global platform, which allows our customers to increase information and application delivery performance while significantly reducing costs. This global platform and the quality of our IBX data centers have enabled us to establish a critical mass of customers. As more customers choose our IBX data centers, it benefits their suppliers and business partners to colocate with us as well, in order to gain the full economic and performance benefits of our offerings. These partners, in turn, pull in their business partners, creating a "marketplace" for their services. Our global platform enables scalable, reliable and cost-effective colocation, interconnection and traffic exchange that lowers overall cost and increases flexibility. Our focused business model is built on our critical mass of customers and the resulting "marketplace" effect. This global platform, combined with our strong financial position, continues to drive new customer growth and bookings.

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
Our utilization rate represents the percentage of our cabinet space billing versus net sellable cabinet space available, taking into account power limitations. Excluding the data centers recently acquired from Itconic and Zenium, our utilization rates were approximately 80% as of March 31, 2018 and 79% as of March 31, 2017. Excluding the impact of our IBX data center expansion projects that have opened during the last 12 months and the Zenium and Itconic acquisitions, our utilization rate would have increased to approximately 83% as of March 31, 2018. Our utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.
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
Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during any given quarter of the past three years, more than half of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. During the three months ended March 31, 2018 and 2017, our largest customer accounted for approximately 3% of our recurring revenues. Our 50 largest customers accounted for approximately 38% and 36%, respectively, of our recurring revenues for the three months ended March 31, 2018 and 2017.
Our non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment and professional services that we perform. These services are considered to be non-recurring because they are billed typically once, upon completion of the installation or the professional services work performed. The majority of these non-recurring revenues are typically billed on the first invoice distributed to the customer in connection with their initial installation. However, revenues from installation services are deferred and recognized ratably over the period of contract term. Additionally, revenue from contract settlements, when a customer wishes to terminate their contract early, is generally treated as a contract modification and recognized ratably over the remaining term of the contract, if any. As a percentage of total revenues, we expect non-recurring revenues to represent less than 10% of total revenues for the foreseeable future.
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
Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, including stock-based compensation, amortization of contract costs, marketing programs, public relations, promotional materials and travel, as well as bad debt expense and amortization of customer relationship intangible assets.
General and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, accounting, legal and other professional service fees, and other general corporate expenses, such as our corporate regional headquarters office leases and some depreciation expense.
We expect our cost of revenues, sales and marketing expenses and general and administrative expenses to grow in absolute dollars in connection with our business growth. We may periodically see a higher cost of revenues as a percentage of revenue when a large expansion project opens or is acquired, before it starts generating any meaningful revenue. Furthermore, in relation to cost of revenues, we note that the Americas region has a lower cost of revenues as a percentage of revenue than either EMEA or Asia-Pacific. This is due to both the increased scale and maturity of the Americas region, compared to either the EMEA or Asia-Pacific region, as well as a higher cost structure outside of the Americas, particularly in EMEA. While we expect all three regions to continue to see lower cost of revenues as a percentage of revenues in future periods, we expect the trend that sees the Americas having the lowest cost of revenues as a percentage of revenues to continue. As a result, to the extent that revenue growth outside the Americas grows in greater proportion than revenue growth in the Americas, our overall cost of revenues as a percentage of revenues may increase in future periods. Sales and marketing expenses may periodically increase as a percentage of revenues as we continue to scale our operations by investing in sales and marketing initiatives to further increase our revenue, including the hiring of additional headcount and new product innovations. General and administrative expenses may also periodically increase as a percentage of revenues as we continue to grow our business.
Taxation as a REIT
We elected to be taxed as a Real Estate Investment Trust ("REIT") for federal income tax purposes beginning with our 2015 taxable year. As of March 31, 2018, our REIT structure included all of our data center operations in the U.S., Canada, Japan and the data center operations in Europe with the exception of Bulgaria, Portugal, Spain, United Arab Emirates and a portion of Turkey. Our data center operations in other jurisdictions are operated as taxable REIT subsidiaries ("TRSs").
As a REIT, we generally are permitted to deduct from our federal taxable income the dividends we pay to our stockholders. The income represented by such dividends is not subject to federal income tax at the entity level but is taxed, if at all, at the stockholder level. Nevertheless, the income of our TRSs which hold our U.S. operations that may not be REIT compliant is subject, as applicable, to federal and state corporate income tax. Likewise, our foreign subsidiaries continue to be subject to foreign income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRSs or through qualified REIT subsidiaries ("QRSs"). We are also subject to a separate corporate income tax on any gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as (i) an asset that we held as of the effective date of our REIT election, that is, January 1, 2015, or (ii) an asset held by us or a QRS following the liquidation or other conversion of a former TRS). This built-in-gains tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset (e.g., January 1, 2015 in the case of REIT assets we held at the time of our REIT conversion), to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset. If we fail to remain qualified for federal income taxation as a REIT, we will be subject to federal income tax at regular corporate tax rates. Even if we remain qualified for federal income taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRSs’ operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules and some may not follow them at all.
On March 21, 2018, we paid quarterly cash dividends of $2.28 per share. On May 2, 2018, we declared a quarterly cash dividend of $2.28 per share, payable on June 20, 2018 to the common stockholders of record as of on May 23, 2018. We expect the amount of all 2018 quarterly distributions and other applicable distributions to equal or exceed the taxable income to be recognized in 2018.
On December 22, 2017, the United States enacted legislation commonly referred to as the Tax Cuts and Jobs Act ("TCJA") which contains many significant changes to the existing U.S. federal income tax laws. The TCJA retains the REIT regime, but contains many significant changes which impact REITs, particularly those with global operations. We are still analyzing the new tax legislation and assessing its impact. Based on our current assessment, which is subject to further interpretation and guidance on the new tax legislation, we believe we can continue to meet all the REIT compliance requirements in the foreseeable future.
We continue to monitor our REIT compliance in order to maintain our qualification for federal income taxation as a REIT. For this and other reasons, as necessary, we may convert some of our data center operations in other countries into the REIT structure in future periods.
Results of Operations
Our results of operations for the three months ended March 31, 2018 include the results of operations from certain colocation business acquired from Verizon (the "Verizon Data Center Acquisition") from May 1, 2017, the Zenium data center acquisition from October 6, 2017, and the Itconic acquisition from October 9, 2017. Our results of operations for the three months ended March 31, 2017 include the results of operations from IO UK's data center operating business (the "IO Acquisition") from February 3, 2017.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") and issued subsequent amendments to the initial guidance with ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, ASU 2017-13 and ASU 2017-14 collectively referred as "Topic 606." On January 1, 2018, as more fully described in Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we adopted Topic 606. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while the comparative information has not been restated and continues to be reported under accounting standards in effect for those periods. Under the new standard, we recognize installation revenue over the contract period rather than over the estimated installation life as under the prior revenue standard. Under the new standard, we also capitalize and amortize certain costs to obtain contracts, rather than expense them immediately as under the previous standard.

Three Months Ended March 31, 2018 and 2017
Revenues. Our revenues for the three months ended March 31, 2018 and 2017 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three Months Ended March 31,				% Change
	2018	%	2017	%	Actual	Constant Currency (1)
Americas:
Recurring revenues	$575,992	48%	$416,103	44%	38%	39%
Non-recurring revenues	26,635	2%	20,344	2%	31%	31%
	602,627	50%	436,447	46%	38%	38%
EMEA:
Recurring revenues	355,490	29%	296,607	31%	20%	5%
Non-recurring revenues	24,140	2%	18,240	2%	32%	18%
	379,630	31%	314,847	33%	21%	6%
Asia-Pacific:
Recurring revenues	219,147	18%	185,730	20%	18%	13%
Non-recurring revenues	14,473	1%	12,501	1%	16%	11%
	233,620	19%	198,231	21%	18%	13%
Total:
Recurring revenues	1,150,629	95%	898,440	95%	28%	22%
Non-recurring revenues	65,248	5%	51,085	5%	28%	21%
	$1,215,877	100%	$949,525	100%	28%	22%

(1)	As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.
Americas Revenues. Revenues for our Americas region for the three months ended March 31, 2018 included approximately $134.8 million of revenues attributable to the Verizon Data Center Acquisition. Our revenues from the U.S., the largest revenue contributor in the Americas region for the period, represented approximately 91% of the regional revenues during the three months ended both March 31, 2018 and 2017. Excluding revenues attributable to the Verizon Data Center Acquisition, our Americas revenue growth was primarily due to (i) approximately $5.4 million of revenues generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, Dallas, Silicon Valley, Toronto and Washington, D.C. metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended March 31, 2018, the impact of foreign currency fluctuations on our Americas revenues was not significant when compared to average exchange rates during the three months ended March 31, 2017.
EMEA Revenues. Revenues for our EMEA region for the three months ended March 31, 2018 included approximately $17.7 million of revenues attributable to the IO Acquisition, which closed in February 2017, and the Itconic and Zenium data center acquisitions, which closed in October 2017. Our revenues from the UK, the largest revenue contributor in the EMEA region for the period, represented approximately 30% and 29%, respectively, of the regional revenues during the three months ended March 31, 2018 and 2017. Excluding revenues attributable to the IO, Itconic, and Zenium acquisitions, our EMEA revenue growth was primarily due to (i) approximately $34.0 million of revenues from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Dubai, Dublin, Frankfurt, Helsinki, London, Paris and Zurich metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended March 31, 2018, foreign currency fluctuations resulted in approximately $45.6 million of favorable foreign currency impact to our EMEA revenues primarily due to a generally weaker U.S. dollar relative to the Euro and British Pound during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The foreign currency impact to EMEA revenues was partially offset by realized cash flow hedge losses.
Asia-Pacific Revenues. Our revenues from Japan, the largest revenue contributor in the Asia-Pacific region for the period, represented approximately 32% and 34%, respectively, of the regional revenues during the three months ended March 31, 2018 and 2017. Our Asia-Pacific revenue growth was primarily due to (i) approximately $8.3 million of revenue generated from our recently-opened IBX data center expansions in the Hong Kong, Sydney and Osaka metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended March 31, 2018, foreign currency fluctuations resulted in approximately $9.8 million of net favorable foreign currency impact to our Asia-Pacific revenues primarily due to a generally weaker U.S. dollar relative to Japanese Yen and Singapore Dollar during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Cost of Revenues. Our cost of revenues for the three months ended March 31, 2018 and 2017 were split among the following geographic regions (dollars in thousands):

	Three Months Ended March 31,				% Change
	2018	%	2017	%	Actual	Constant Currency
Americas	$265,141	43%	$179,047	38%	48%	48%
EMEA	226,170	36%	173,160	37%	31%	16%
Asia-Pacific	131,119	21%	116,754	25%	12%	8%
Total	$622,430	100%	$468,961	100%	33%	26%

	Three Months Ended March 31,
	2018	2017
Cost of revenues as a percentage of revenues:
Americas	44%	41%
EMEA	60%	55%
Asia-Pacific	56%	59%
Total	51%	49%
Americas Cost of Revenues. Cost of revenues for our Americas region for the three months ended March 31, 2018 included approximately $63.2 million attributable to the Verizon Data Center Acquisition. Excluding the impact from the Verizon Data Center Acquisition, the increase in our Americas cost of revenues for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to (i) $10.4 million higher depreciation expense primarily due to our IBX data center expansion activity, (ii) $2.6 million higher utilities costs, primarily due to increased power requirements in the Washington DC, Chicago, and Silicon Valley metros, (iii) $2.4 million of higher repair and maintenance, taxes, licenses, insurance, and other cost of sales in support of our business growth, (iv) $2.7 million of higher rent and facility costs due to IBX growth and (v) $4.4 million of higher compensation costs, including general salaries, bonuses and stock-based compensation and higher headcount growth (1,125 Americas cost of revenues employees, excluding those from the Verizon Data Center Acquisition, as of March 31, 2018 versus 1,035 as of March 31, 2017). For the three months ended March 31, 2018, the impact of foreign currency fluctuations on our Americas cost of revenues was not significant when compared to average exchange rates of the three months ended March 31, 2017. We expect Americas cost of revenues to increase as we continue to grow our business, including results from recent acquisitions.
EMEA Cost of Revenues. Cost of revenues for our EMEA region for the three months ended March 31, 2018 included approximately $14.0 million attributable to the IO, Itconic, and Zenium acquisitions. Excluding the impacts from these acquisitions, the increase in our EMEA cost of revenues was primarily due to (i) $12.4 million of higher utilities costs driven by expansions and increased usage, primarily in Germany and the United Kingdom, (ii) $8.9 million of higher office expenses, rent and facility costs, and repair and maintenance primarily due to an increase in expansion activity and usage due to our business growth, (iii) $19.1 million of higher depreciation expense, primarily driven by expansion activity in Germany and the Netherlands, and (iv) $5.9 million of higher compensation costs, including general salaries and higher headcount growth (1,230 EMEA cost of revenues employees as of March 31, 2018 versus 1,061 as of March 31, 2017), partially offset by a $9.3 million reduction in other cost of sales, primarily due to realized cash flow hedge gains. During the three months ended March 31, 2018, foreign currency fluctuations on our EMEA cost of revenues resulted in approximately $25.9 million of net unfavorable foreign currency impact to our EMEA cost of revenues primarily due to a generally weaker U.S. dollar relative to the Euro and British Pound during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. We expect EMEA cost of revenues to increase as we continue to grow our business.
Asia-Pacific Cost of Revenues. The increase in our Asia-Pacific cost of revenues for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily due to (i) $7.2 million of higher utilities costs and repairs and maintenance expense, primarily driven by higher usage in Australia and Hong Kong, (ii) $5.7 million of higher depreciation expense, primarily from IBX expansions in Japan and Hong Kong, and (iii) $1.7 million of higher compensation costs, including general salaries and higher headcount growth (830 Asia-Pacific cost of revenues employees as of March 31, 2018 versus 774 as of March 31, 2017). During the three months ended March 31, 2018, foreign currency fluctuations resulted in approximately $4.9 million of net unfavorable foreign currency impact to our Asia-Pacific cost of revenues primarily due to a generally weaker U.S. dollar relative to the Japanese Yen and Singapore Dollar during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business, including the impact from the Metronode acquisition.
Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended March 31, 2018 and 2017 were split among the following geographic regions (dollars in thousands):

	Three Months Ended March 31,				% Change
	2018	%	2017	%	Actual	Constant Currency
Americas	$97,963	61%	$66,649	52%	47%	47%
EMEA	40,063	25%	41,671	32%	(4)%	(14)%
Asia-Pacific	21,750	14%	20,607	16%	6%	2%
Total	$159,776	100%	$128,927	100%	24%	20%

	Three Months Ended March 31,
	2018	2017
Sales and marketing expenses as a percentage of revenues:
Americas	16%	15%
EMEA	11%	13%
Asia-Pacific	9%	10%
Total	13%	14%
Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses for the three months ended March 31, 2018 was primarily due to (i) $28.7 million of amortization of the acquired intangible assets in connection with the Verizon Data Center Acquisition, (ii) $1.4 million of higher compensation costs, including sales compensation, general salaries and stock-based compensation and headcount growth (631 Americas sales and marketing employees, including those from the Verizon Data Center Acquisition, as of March 31, 2018 versus 598 as of March 31, 2017) and (iii) $1.2 million of higher consulting expense to support our business growth. For the three months ended March 31, 2018, the impact of foreign currency fluctuations on our Americas sales and marketing expenses was not significant when compared to average exchange rates of the three months ended March 31, 2017. We anticipate that we will continue to invest in Americas sales and marketing initiatives and expect our Americas sales and marketing expenses to continue to increase as we continue to grow our business, including the impact from recent acquisitions.
EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expenses did not materially change during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. For the three months ended March 31, 2018, foreign currency fluctuations on our EMEA sales and marketing expenses resulted in approximately $4.4 million of net unfavorable foreign currency impact to our EMEA sales and marketing expenses primarily due to a generally weaker U.S. dollar relative to the Euro and British Pound during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenues. These investments have included the hiring of additional headcount and new product innovation efforts.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expenses did not materially change during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. For the three months ended March 31, 2018, the impact of foreign currency fluctuations on our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the three months ended March 31, 2017. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives and expect our Asia-Pacific sales and marketing expenses to continue to increase as we continue to grow our business, including the impact from the Metronode acquisition. These investments have included the hiring of additional headcount and new product innovation efforts.

General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2018 and 2017 were split among the following geographic regions (dollars in thousands):

	Three Months Ended March 31,				% Change
	2018	%	2017	%	Actual	Constant Currency
Americas	$135,877	67%	$108,334	60%	25%	25%
EMEA	46,850	23%	53,317	29%	(12)%	(20)%
Asia-Pacific	20,430	10%	19,748	11%	3%	(1)%
Total	$203,157	100%	$181,399	100%	12%	9%

	Three Months Ended March 31,
	2018	2017
General and administrative expenses as a percentage of revenues:
Americas	23%	25%
EMEA	12%	17%
Asia-Pacific	9%	10%
Total	17%	19%
Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $12.9 million of higher compensation costs, including general salaries, bonuses, stock-based compensation, and headcount growth (1,252 Americas general and administrative employees, including those from the Verizon Data Center Acquisition, as of March 31, 2018 versus 962 as of March 31, 2017), (ii) $4.9 million of higher office, rent and facilities costs and consulting expenses in support of our business growth and (iii) $7.5 million of higher depreciation expense associated with the implementation of certain systems, including revenue, data management and cloud exchange systems, to improve our quote to order and billing processes and to support the integration and growth of our business. During the three months ended March 31, 2018, the impact of foreign currency fluctuations on our Americas general and administrative expenses was not significant when compared to average exchange rates for the three months ended March 31, 2017. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments in improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. Going forward, although we are carefully monitoring our spending, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including these investments in our back office systems and investments to maintain our REIT qualification. We also expect our Americas general and administrative expenses to increase as we continue to grow our business and as a result of recent acquisitions.
EMEA General and Administrative Expenses. The decrease in our EMEA general and administrative expenses was primarily due to (i) $10.5 million of lower amortization expense as a result of fully amortizing the TelecityGroup trade names during the third quarter of 2017, (ii) $2.4 million of lower consulting costs, primarily consisting of tax advisory services as well as integration costs from TelecityGroup activities and (iii) $3.7 million decrease due to realized cash flow hedge gains, partially offset by an increase of $9.8 million of compensation expenses, including general salaries, bonuses, and stock-based compensation and headcount growth (1,038 EMEA general and administrative employees as of March 31, 2018 versus 733 as of March 31, 2017). For the three months ended March 31, 2018, foreign currency fluctuations on our EMEA general and administrative expenses resulted in approximately $4.3 million of net unfavorable foreign currency impact to our EMEA general and administrative expenses primarily due to a generally weaker U.S. dollar relative to the Euro and British Pound during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth.
Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The impact of foreign currency fluctuations on our Asia-Pacific general and administrative expenses for the three months ended March 31, 2018 was not significant when compared to average exchange rates of the three months ended March 31, 2017. Going forward, although we are carefully monitoring our spending, we expect Asia-Pacific general and administrative expenses to increase as we continue to support our growth, including the impact from the Metronode acquisition.

Acquisition Costs. During the three months ended March 31, 2018 and 2017, we recorded acquisition costs totaling $4.6 million and $3.0 million, respectively, primarily in the EMEA and Americas regions. We expect our acquisition costs to increase for the remainder of this year as a result of our acquisitions of Metronode group of companies and Infomart Dallas.
Income from Operations. Our income from operations for the three months ended March 31, 2018 and 2017 was split among the following geographic regions (dollars in thousands):

	Three Months Ended March 31,				% Change
	2018	%	2017	%	Actual	Constant Currency
Americas	$101,736	45%	$81,110	48%	25%	26%
EMEA	64,103	28%	44,981	27%	43%	18%
Asia-Pacific	60,036	27%	41,122	25%	46%	38%
Total	$225,875	100%	$167,213	100%	35%	27%
Americas Income from Operations. The increase in our Americas income from operations was primarily due to higher income generated from the Verizon Data Center Acquisition, higher revenues as a result of our IBX data center expansion activity and organic growth as described above and lower general and administrative expenses as a percentage of revenues. The impact of foreign currency fluctuations on our Americas income from operations for the three months ended March 31, 2018 was not significant when compared to average exchange rates of the three months ended March 31, 2017.
EMEA Income from Operations. The increase in our EMEA income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity and acquisitions, as described above, as well as lower sales and marketing and general and administrative expenses as a percentage of revenues, which was primarily due to lower amortization costs as a result of fully amortizing the TelecityGroup trade names during the third quarter of 2017. Foreign currency fluctuations on our EMEA income from operations for the three months ended March 31, 2018 resulted in approximately $10.9 million of net favorable foreign currency impact to our EMEA income from operations primarily due to a generally weaker U.S. dollar relative to the Euro and British Pound during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Asia-Pacific Income from Operations. The increase in our Asia-Pacific income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above and lower operating expenses as a percentage of revenues, especially cost of sales. Foreign currency fluctuations on our Asia-Pacific income from operations for the three months ended March 31, 2018 resulted in approximately $3.2 million of net favorable foreign currency impact to our Asia-Pacific income from operations primarily due to a generally weaker U.S. dollar relative to the Japanese Yen and Singapore Dollar during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Interest Income. Interest income was $4.6 million and $3.1 million, respectively, for the three months ended March 31, 2018 and 2017. The average annualized yield for the three months ended March 31, 2018 was 0.90% versus 0.43% for the three months ended March 31, 2017.
Interest Expense. Interest expense increased to $126.3 million for the three months ended March 31, 2018 from $111.7 million for the three months ended March 31, 2017. The increase in interest expense was primarily due to the issuance of $1.25 billion of 5.375% senior notes in March 2017 and additional financings such as various capital lease and other financing obligations to support our expansion projects. During the three months ended March 31, 2018 and 2017, we capitalized $3.3 million and $6.4 million, respectively, of interest expense to construction in progress. We expect to incur higher interest expense going forward in connection with additional indebtedness that we incurred during the first quarter of 2018.
Other Income (Expense). We recorded net other expense of $3.1 million and net other income of $0.3 million, respectively, for the three months ended March 31, 2018 and March 31, 2017, which was primarily due to foreign currency exchange gains and losses during those periods.
Loss on debt extinguishment. We recorded a $21.5 million net loss on debt extinguishment during the three months ended March 31, 2018, primarily due to settlement of financing obligations as a result of our SK2 land and building purchase. During the three months ended March 31, 2017, we recorded a $3.5 million loss on debt extinguishment as a result of the settlement of financing obligations as a result of our RJ2 land and building purchase.
Income Taxes. We operate as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ended December 31, 2018 and 2017, respectively. As such, other than built-in-gains recognized and withholding taxes, no provision for U.S. income taxes for the REIT and QRSs has been included in the accompanying consolidated financial statements for the three months ended March 31, 2018 and 2017.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that may otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the three months ended March 31, 2018 and 2017.
For the three months ended March 31, 2018 and 2017, we recorded $16.8 million and $13.4 million of income tax expense, respectively. Our effective tax rates were 21.0% and 24.2%, respectively, for the three months ended March 31, 2018 and 2017.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gain on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to income or loss from operations. Our adjusted EBITDA for the three months ended March 31, 2018 and 2017 was split among the following geographic regions (dollars in thousands):

	Three Months Ended March 31,				% Change
	2018	%	2017	%	Actual	Constant Currency
Americas	$291,549	50%	$198,619	47%	47%	47%
EMEA	166,178	29%	129,554	30%	28%	11%
Asia-Pacific	121,788	21%	99,401	23%	23%	17%
Total	$579,515	100%	$427,574	100%	36%	29%
Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was primarily due to the Verizon Data Center Acquisition and higher revenues as a result of our IBX data center expansion activity and organic growth as described above. The impact of foreign currency fluctuations on our Americas adjusted EBITDA for the three months ended March 31, 2018 was not significant when compared to average exchange rates of the three months ended March 31, 2017.
EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and acquisitions, as described above, as well as lower sales and marketing and general and administrative expenses as a percentage of revenues. During the three months ended March 31, 2018, foreign currency fluctuations resulted in approximately $21.8 million of net favorable foreign currency impact to our EMEA adjusted EBITDA primarily due to a generally weaker U.S. dollar relative to the Euro and British Pound during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Asia-Pacific Adjusted EBITDA. The increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above and lower cost of revenues as a percentage of revenues. During the three months ended March 31, 2018, foreign currency fluctuations resulted in approximately $5.4 million of net favorable foreign currency impact to our Asia-Pacific adjusted EBITDA primarily due to a generally weaker U.S. dollar relative to Japanese Yen and Singapore Dollar during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
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
Adjusted EBITDA
We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs, and gain on asset sales as presented below (in thousands):

	Three Months Ended March 31,
	2018	2017
Income from operations	$225,875	$167,213
Depreciation, amortization, and accretion expense	306,465	219,013
Stock-based compensation expense	42,536	38,323
Acquisition costs	4,639	3,025
Adjusted EBITDA	$579,515	$427,574
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
We use AFFO to evaluate our performance on a consolidated basis and as a metric in the determination of employees’ annual bonuses beginning in 2015 and vesting of restricted stock units that were granted beginning in 2015 and that have both service and performance conditions. In presenting AFFO, we exclude certain items that we believe are not good indicators of our current or future operating performance. AFFO represents FFO excluding depreciation and amortization expense on non-real estate assets, accretion, stock-based compensation, restructuring charges, impairment charges, acquisition costs, an installation revenue adjustment, a straight-line rent expense adjustment, a contract cost adjustment, amortization of deferred financing costs, gain (loss) on debt extinguishment, an income tax expense adjustment, recurring capital expenditures and adjustments for unconsolidated joint ventures' and noncontrolling interests’ share of these items and net income (loss) from discontinued operations, net of tax. The adjustments for installation revenue, straight-line rent expense and contract costs are intended to isolate the cash activity included within the straight-lined or amortized results in the condensed consolidated statement of operations. We exclude the amortization of deferred financing costs as these expenses relate to the initial costs incurred in connection with debt financings that have no current or future cash obligations. We exclude gain (loss) on debt extinguishment since it generally represents the write-off of initial costs incurred in connection with debt financings or a cost that is incurred to reduce future interest costs and is not a good indicator of our current or future operating performance. We include an income tax expense adjustment, which represents the non-cash tax impact due to changes in valuation allowances, uncertain tax positions and deferred taxes that do not relate to current period’s operations. We deduct recurring capital expenditures, which represent expenditures to extend the useful life of its IBX data centers or other assets that are required to support current revenues. We also exclude net income (loss) from discontinued operations, net of tax, which represents results that may not recur and are not a good indicator of our current future operating performance.

Our FFO and AFFO for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$62,894	$42,062
Adjustments:
Real estate depreciation	222,855	159,414
(Gain) loss on disposition of real estate property	5,006	(638)
Adjustments for FFO from unconsolidated joint ventures	—	28
FFO	$290,755	$200,866

	Three Months Ended March 31,
	2018	2017
FFO	$290,755	$200,866
Adjustments:
Installation revenue adjustment	2,159	4,675
Straight-line rent expense adjustment	2,301	2,409
Contract cost adjustment	(3,355)	—
Amortization of deferred financing costs	4,099	11,580
Stock-based compensation expense	42,536	38,323
Non-real estate depreciation expense	34,097	28,575
Amortization expense	50,616	29,017
Accretion expense (adjustment)	(1,103)	2,007
Recurring capital expenditures	(35,231)	(22,672)
Loss on debt extinguishment	21,491	3,503
Acquisition costs	4,639	3,025
Income tax expense adjustment	1,572	2,809
Adjustments for AFFO from unconsolidated joint ventures	—	(7)
AFFO	$414,576	$304,110
Our AFFO results have improved due to the improved operating results discussed earlier in "Results of Operations," as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in "Overview."
Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies such as the Euro, British Pound, Japanese Yen, Singapore Dollar, Australian Dollar and Brazilian Real. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Our constant currency calculation does not take into consideration our existing hedging activities. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the three months ended March 31, 2017 are used as exchange rates for the three months ended March 31, 2018 when comparing the three months ended March 31, 2018 with the three months ended March 31, 2017).

Liquidity and Capital Resources
As of March 31, 2018, our total indebtedness was comprised of debt and financing obligations totaling $11.2 billion consisting of (a) $7,988.3 million of principal from our senior notes, (b) approximately $1,707.0 million from our capital lease and other financing obligations, and (c) $1,506.7 million of principal from our mortgage and loans payable (gross of debt issuance cost, debt discount, plus debt premium).
We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, payment of expenses related to our REIT integration activities, payment of regular dividends and completion of our publicly-announced expansion projects. During the three months ended March 31, 2018, we issued €750.0 million 2.875% Euro Senior Notes due 2024. As of March 31, 2018, we had $2,063.0 million of cash, cash equivalents and short-term and long-term investments, of which approximately $797.9 million was held in the U.S. We believe that our current expansion activities in the U.S. can be funded with our U.S.-based cash and cash equivalents and investments. In addition to our cash and investment portfolio, we have additional liquidity available to us from our $2.0 billion revolving facility and the ATM program as described below.
As of March 31, 2018, we had 43 irrevocable letters of credit totaling $64.1 million issued and outstanding under the revolving facility. As a result, we had a total of approximately $1.9 billion of additional liquidity available to us under the revolving facility.
In August 2017, we entered into an equity distribution agreement to sell up to $750.0 million of common stock in at the market ("ATM") offerings. As of December 31, 2017, we had sold 763,201 shares for approximately $355.1 million, net of payment of commissions to the sales agents and estimated equity offering costs under the ATM program. No sales have been made under the ATM program during the three months ended March 31, 2018.
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
Sources and Uses of Cash

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Net cash provided by operating activities	$300,907	$247,371
Net cash used in investing activities	(364,926)	(314,359)
Net cash provided by financing activities	674,025	4,225,246
Operating Activities. Cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary use of cash from our operating activities includes compensation and related costs, interest payments, other general corporate expenditures and taxes. Net cash provided by operating activities increased from the three months ended March 31, 2017 to the three months ended March 31, 2018 primarily due to improved operating results offset by timing of collections on our receivables and increases in cash paid for cost of revenues, operating expenses, interest expense and income taxes.
Investing Activities. The net cash used in investing activities for the three months ended March 31, 2018 was primarily due to capital expenditures of $349.7 million as a result of our expansion activity, purchase of investments of $29.3 million, and purchases of real estate of $14.7 million, partially offset by proceeds from sales and maturities of investments of $28.8 million. The net cash used in investing activities for the three months ended March 31, 2017 was primarily due to capital expenditures of $277.2 million as a result of our expansion activity, purchases of real estate of $41.7 million and acquisitions of $36.0 million, net of cash acquired, partially offset by proceeds from asset sales of $47.8 million.

In the second quarter of 2018, we completed the acquisitions of Metronode and Infomart Dallas. We also expect our IBX expansion construction activity will increase from 2017. If the opportunity to expand is greater than planned and we have sufficient funding to pursue such expansion opportunities, we may further increase the level of capital expenditure to support this growth as well as pursue additional business and real estate acquisitions or joint ventures.
Financing Activities. The net cash provided by financing activities for the three months ended March 31, 2018 was primarily due to the issuance of €750.0 million 2.875% Euro Senior Notes due 2024, or approximately $929.9 million in U.S. dollars, at the exchange rate in effect on March 14, 2018 and proceeds from employee awards of $25.8 million, partially offset by dividend distributions of $187.0 million, repayments of capital lease and other financing obligations of $55.8 million, payment of debt extinguishment costs of $20.7 million, payment of debt issuance costs of $11.6 million, and repayments of mortgage and loans payable of $6.6 million. The net cash provided by financing activities for the three months ended March 31, 2017 was primarily related to funding the Verizon Data Center Acquisition; we borrowed the full amount of our €1.0 billion Term B-2 Loan, or approximately $1.1 billion at the exchange rate in effect on January 6, 2017, issued $1.25 billion of 5.375% senior notes due 2027 and sold 6,069,444 shares of common stock in a public offering for net proceeds of $2.1 billion. Other financing activities included dividend distributions of $148.1 million, debt issuance costs of $40.7 million, repayments of capital lease and other financing obligations of $16.6 million and repayments of mortgage and loans payable of $21.5 million, and partially offset by proceeds from employee awards of $20.1 million. Going forward, we expect that our financing activities will include repayment and refinancing of our existing debt and incremental financings needed to support expansion opportunities, additional acquisitions or joint ventures, and the payment of our regular cash dividends.
Contractual Obligations and Off-Balance-Sheet Arrangements
We lease a majority of our IBX data centers and certain equipment under non-cancellable lease agreements expiring through 2065. The following represents our debt maturities, financings, leases and other contractual commitments as of March 31, 2018 (in thousands):

	2018 (9 months)	2019	2020	2021	2022	Thereafter	Total
Term loans and other loans payable (1)	$59,917	$79,790	$79,717	$408,786	$874,132	$4,324	$1,506,666
Senior notes (1)	—	—	—	—	750,000	7,238,275	7,988,275
Interest (2)	286,710	386,826	385,301	382,789	356,332	897,861	2,695,819
Capital lease and other financing obligations (3)	154,530	183,627	183,518	183,831	184,359	1,729,480	2,619,345
Operating leases (4)	143,753	176,138	165,650	154,947	150,163	1,248,838	2,039,489
Other contractual commitments (5)	1,221,025	123,882	29,693	18,522	18,065	161,383	1,572,570
Asset retirement obligations (6)	—	12,354	2,876	3,943	11,560	68,922	99,655
	$1,865,935	$962,617	$846,755	$1,152,818	$2,344,611	$11,349,083	$18,521,819

(1)	Represents principal and premium only.

(2)	Represents interest on mortgage payable, loans payable, senior notes and term loans based on their approximate interest rates as of March 31, 2018.

(3)	Represents principal and interest.

(4)	Represents minimum operating lease payments, excluding potential lease renewals.

(5)	Represents off-balance sheet arrangements. Other contractual commitments are described below.

(6)	Represents liability, net of future accretion expense.
In connection with certain of our leases and other contracts requiring deposits, we entered into 43 irrevocable letters of credit totaling $64.1 million under the revolving credit facility. These letters of credit were provided in lieu of cash deposits. If beneficiaries of the letters of credit were to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the revolving credit facility. These contingent commitments are not reflected in the table above.
We had accrued liabilities related to uncertain tax positions totaling approximately $62.7 million as of March 31, 2018. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.

Primarily as a result of our various IBX data center expansion projects, as of March 31, 2018, we were contractually committed for $720.2 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2018 and thereafter, is reflected in the table above as "other contractual commitments."
We had other non-capital purchase commitments in place as of March 31, 2018, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2018 and beyond. Such other purchase commitments as of March 31, 2018, which total $852.3 million, are also reflected in the table above as "other contractual commitments."
On October 13, 2017, we entered into an agreement to purchase certain real property in Sydney, Australia, for a purchase price of A$110.0 million or approximately $86.7 million at the exchange rate in effect on October 13, 2017, subject to certain closing conditions, which is not reflected in the table above. We expect to close this transaction in 2018.
In December 2017, we entered into a transaction agreement to acquire the Metronode group of companies, for a cash purchase price of A$1.035 billion, or approximately $805.6 million at the exchange rate in effect on the closing date, subject to certain closing conditions, which is not reflected in the table above. The transaction was closed on April 18, 2018.
In February 2018, we entered into an agreement to acquire the Infomart Dallas, for a purchase price of approximately $781.0 million, consisting of $31.0 million in cash, subject to customary adjustments and $750.0 million aggregate principal amount of 5.000% senior unsecured notes in five new series with due dates from April 2019 to April 2021, which is not reflected in the table above. The transaction was closed on April 2, 2018.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with U.S. GAAP. Management bases its assumptions, estimates and judgments on historical experience, current trends and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, because future events and their effects cannot be determined with certainty, actual results may differ from these assumptions and estimates, and such differences could be material. Critical accounting policies for Equinix that affect our more significant judgment and estimates used in the preparation of our condensed consolidated financial statements include accounting for income taxes, accounting for business combinations, accounting for impairment of goodwill and accounting for property, plant and equipment, which are discussed in more detail under the caption "Critical Accounting Policies and Estimates" in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2017.
Recent Accounting Pronouncements
See Note 1 of Notes to Condensed Consolidated Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market Risk
There have been no significant changes in our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the three months ended March 31, 2018 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2017, other than factors discussed below.
Foreign Currency Risk
To help manage the exposure to foreign currency exchange rate fluctuations, we have implemented a number of hedging programs, in particular (i) a cash flow hedging program to hedge the forecasted revenues and expenses in our EMEA region, (ii)

a balance sheet hedging program to hedge the re-measurement of monetary assets and liabilities denominated in foreign currencies, and (iii) a net investment hedging program to hedge the long term investments in our foreign subsidiaries. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements and its impact on the consolidated statements of operations.
We have entered into various foreign currency loans and senior notes which are designated as hedges against our net investment in foreign subsidiaries. As of March 31, 2018, the total principal amount of foreign currency loans and senior notes was $4,849.1 million, including $3,388.3 million denominated in Euro, $701.7 million denominated in British Pound, $423.5 million denominated in Japanese Yen and $335.6 million denominated in Swedish Krona. As of March 31, 2018, we have designated $4,102.7 million of the total principal amount of foreign currency loans and senior notes as net investment hedges. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge, except the ineffective portion and forward points, are recorded as a component of other comprehensive income in the consolidated balance sheets. We did not record any ineffectiveness during the three months ended March 31, 2018. Any remaining change in the carrying value of the foreign currency loans and senior notes is recognized in other income (expense) in our consolidated statements of operations.
Fluctuations in the exchange rates between these foreign currencies (i.e. Euro, British Pound, Swedish Krona and Japanese Yen) and the U.S. Dollar will impact the amount of U.S. dollars that we will require to settle the foreign currency loans and senior notes at maturity. If the U.S. Dollar would have been weaker or stronger by 10% in comparison to these foreign currencies as of March 31, 2018, we estimate our obligation to cash settle the principal of these foreign currency loans and senior notes in U.S. dollars would have increased or decreased by approximately $484.9 million respectively.
The U.S. dollar weakened relative to certain of the currencies of the foreign countries in which we operate during the three months ended March 31, 2018. This has significantly impacted our condensed consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. dollar will continue to have a significant impact to us in future periods.
With the existing cash flow hedges in place, a hypothetical additional 10% strengthening of the U.S. dollar for the three months ended March 31, 2018 would have resulted in a reduction of our revenues and operating expenses including depreciation and amortization expense for the quarter by approximately $34.1 million and $36.2 million, respectively.
With the existing cash flow hedges in place, a hypothetical additional 10% weakening of the U.S. dollar for the three months ended March 31, 2018 would have resulted in an increase of our revenues and operating expenses including depreciation and amortization expense for the quarter by approximately $46.6 million and $45.8 million, respectively.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate 10% increase or decrease in current interest rates from their position as of March 31, 2018 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations. However, the interest expense associated with our senior credit facility and term loans, that bear interest at variable rates, could be affected. For every 100 basis point increase or decrease in interest rates, our annual interest expense could increase by a total of approximately $13.4 million or decrease by a total of approximately $5.3 million based on the total balance of our primary borrowings under the Term A loan facility and the Japanese yen term loan as of March 31, 2018. As of March 31, 2018, we had not employed any interest rate derivative products against our debt obligations. However, we may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.

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
(b) Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented certain internal controls related to the adoption of ASC 606, Revenue from Contracts with Customers, to ensure we adequately evaluated our contracts and properly assessed the impact of the new revenue recognition standard on our financial statements to facilitate its adoption effective January 1, 2018.

c) Limitations on the Effectiveness of Controls. Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed and operated to be effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business and us:
Acquisitions present many risks, and we may not realize the financial or strategic goals that were contemplated at the time of any transaction.
We have completed numerous acquisitions and expect to make additional acquisitions in the future. These may include (i) acquisitions of businesses, products, solutions or technologies that we believe to be complementary, (ii) acquisitions of new IBX data centers or real estate for development of new IBX data centers or (iii) acquisitions through investments in local data center operators. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, including:

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

•
the possibility that future acquisitions may be in geographies and regulatory environments to which we are unaccustomed and we may become subject to complex requirements and risks with which we have limited experience;

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
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of March 31, 2018, our total indebtedness (gross of debt issuance cost, debt discount, and debt premium) was approximately $11.2 billion, our stockholders' equity was $7.1 billion and our cash, cash equivalents, and investments totaled $2.1 billion. In addition, as of March 31, 2018, we had approximately $1.9 billion of additional liquidity available to us from our $2.0 billion revolving credit facility. Some of our debt contains covenants which may limit our operating flexibility. In addition to our substantial debt, we lease a majority of our IBX data centers and certain equipment under non-cancellable lease agreements, some of which are accounted for as operating leases. As of March 31, 2018, our total minimum operating lease commitments under those lease agreements, excluding potential lease renewals, was approximately $2.0 billion, which represents off-balance sheet commitments.
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

•	increase the likelihood of negative outlook from our credit rating agencies;

•	make it more difficult for us to satisfy our obligations under our various debt instruments;

•	increase our cost of borrowing and even limit our ability to access additional debt to fund future growth;

•	increase our vulnerability to general adverse economic and industry conditions and adverse changes in governmental regulations;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry, which may place us at a competitive disadvantage compared with our competitors;

•	limit our operating flexibility through covenants with which we must comply, such as limiting our ability to repurchase shares of our common stock;

•	limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity, which would also limit our ability to further expand our business; and

•	make us more vulnerable to increases in interest rates because of the variable interest rates on some of our borrowings to the extent we have not entirely hedged such variable rate debt.
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

If we cannot effectively manage our international operations, and successfully implement our international expansion plans, or comply with evolving laws and regulations, our revenues may not increase and our business and results of operations would be harmed.
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
Our international operations are generally subject to a number of additional risks, including:

•	the costs of customizing IBX data centers for foreign countries;

•	protectionist laws and business practices favoring local competition;

•	greater difficulty or delay in accounts receivable collection;

•	difficulties in staffing and managing foreign operations, including negotiating with foreign labor unions or workers’ councils;

•	difficulties in managing across cultures and in foreign languages;

•	political and economic instability;

•	fluctuations in currency exchange rates;

•	difficulties in repatriating funds from certain countries;

•	our ability to obtain, transfer, or maintain licenses required by governmental entities with respect to our business;

•	unexpected changes in regulatory, tax and political environments such as the United Kingdom’s pending withdrawal from the European Union ("Brexit");

•	our ability to secure and maintain the necessary physical and telecommunications infrastructure;

•	compliance with anti-bribery and corruption laws;

•	compliance with economic and trade sanctions enforced by the Office of Foreign Assets Control of the U.S. Department of Treasury; and

•	compliance with evolving governmental regulation with which we have little experience.
Geo-political events such Brexit, may increase the likelihood of certain of these risks. With respect to Brexit, it is possible that the level of economic activity in the United Kingdom and the rest of Europe will be adversely impacted and that we will face increased regulatory and legal complexities in these regions which could have an adverse impact on our business and employees in EMEA and could adversely affect our financial condition and results of operations. In addition, compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include the General Data Protection Regulation (GDPR) and other data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, economic and trade sanctions, U.S. laws such as the Foreign Corrupt Practices Act and local laws which also prohibit corrupt payments to governmental officials. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our offerings in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate and address these risks and manage these difficulties.
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
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. In August 2017, we established an "at-the-market" stock offering program (the "ATM Program") through which we may, from time to time, issue and sell shares of our common stock having an aggregate gross sales price of up to $750.0 million to or through sales agents. We may also seek authorization to sell additional shares of common stock under the ATM Program once we have reached the $750.0 million limit which would lead to additional dilution for our stockholders. Please see Note 10 of Notes to Consolidated Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-Q for sales of our common stock under the ATM Program to date.
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
We have been investing heavily in our back office information technology systems and processes for a number of years and expect such investment to continue for the foreseeable future in support of our pursuit of global, scalable solutions across all geographies and functions that we operate in.  These continuing investments include: 1) ongoing improvements to the customer experience from initial quote to customer billing and our revenue recognition process; 2) integration of recently-acquired operations such as Itconic, the Zenium data center, Metronode, and Infomart Dallas onto our various information technology systems; and 3) implementation of new tools and technologies to either further streamline and automate processes, such as our fixed asset procure to disposal process, or to support our compliance with evolving U.S. GAAP, such as the new revenue accounting and leasing standards.  As a result of our continued work on these projects, we may experience difficulties with our systems, management distraction and significant business disruptions. For example, difficulties with our systems may interrupt our ability to accept and deliver customer orders and may adversely impact our overall financial operations, including our accounts payable, accounts receivables, general ledger, fixed assets, revenue recognition, close processes, internal financial controls and our ability to otherwise run and track our business. We may need to expend significant attention, time and resources to correct problems or find alternative sources for performing these functions. All of these changes to our financial systems also create an increased risk of deficiencies in our internal controls over financial reporting until such systems are stabilized. Such significant investments in our back office systems may take longer to complete and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and there is a risk of an impairment charge if we decide that portions of these projects will not ultimately benefit the company or are de-scoped. Finally, the collective impact of these changes to our business has placed significant demands on impacted employees across multiple functions, increasing the risk of errors and control deficiencies in our financial statements, distraction from the effective operation of our business and difficulty in attracting and retaining employees. Any such difficulties or disruptions may adversely affect our business and operating results.
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
Our most recent evaluation of our controls resulted in our conclusion that, as of December 31, 2017, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth, through, for example, the integration of Metronode, Infomart Dallas, and the Verizon Data Center Acquisition, the adoption of new accounting principles and tax laws, and our overhaul of our back office systems that, for example, support the customer experience from initial quote to customer billing and our revenue recognition process, will require us to further develop our controls and reporting systems and implement or amend new or existing controls and reporting systems in those areas where the implementation and integration is still ongoing. All of these changes to our financial systems and the implementation and integration of acquisitions create an increased risk of deficiencies in our internal controls over financial reporting. If, in the future, our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.
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
We prepare our consolidated financial statements in conformity with U.S. GAAP. A change in these principles can have a significant effect on our reported financial position and financial results. In addition, the adoption of new or revised accounting principles may require that we make changes to our systems, processes and control, which could have a significant effect on our reported financial results, cause unexpected financial reporting fluctuations or require us to make costly changes to our operational processes and accounting systems upon or following the adoption of these standards. For additional information regarding the accounting standard updates, see "Accounting Standards Not Yet Adopted" and "Accounting Standards Adopted" sections of Note 1 of Notes in Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.
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
As of March 31, 2018, our retained earnings were $587.5 million. Although we have generated net income for each fiscal year since 2008, except for the year ended December 31, 2014, we are currently investing heavily in our future growth through the build out of multiple additional IBX data centers and IBX data center expansions as well as acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover our additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
We paid a quarterly distribution in February of 2018 and have declared a second quarterly distribution to be paid on June 20, 2018. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the creation of reserves or required debt service or amortization payments.
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
Any insufficiency of our cash flows to cover our REIT distribution requirements could adversely impact our ability to raise short- and long-term debt, to sell assets, or to offer equity securities in order to fund distributions required to maintain our qualification and taxation as a REIT. Furthermore, the REIT distribution requirements may increase the financing we need to fund capital expenditures, future growth and expansion initiatives. This would increase our indebtedness. A significant increase in our outstanding debt could lead to a downgrade of our credit rating. A downgrade of our credit rating could negatively impact our ability to access credit markets. Further, certain of our current debt instruments limit the amount of indebtedness we and our subsidiaries may incur. Significantly more financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness. For a discussion of risks related to our substantial level of indebtedness, see other risks described elsewhere in this Form 10-Q.
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
To remain qualified for taxation as a REIT for U.S. federal income tax purposes, we must satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets and the amounts we distribute to our stockholders. For example, under the Code, no more than 20% of the value of the assets of a REIT may be represented by securities of one or more TRSs. Similar rules apply to other nonqualifying assets. These limitations may affect our ability to make large investments in other non-REIT qualifying operations or assets. In addition, in order to maintain our qualification for taxation as a REIT, we must distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. Even if we maintain our qualification for taxation as a REIT, we will be subject to U.S. federal income tax at regular corporate income tax rates for our undistributed REIT taxable income, as well as U.S. federal income tax at regular corporate income tax rates for income recognized by our TRSs and taxes in the foreign jurisdictions in which our international assets and operations are held and conducted. Because of these distribution requirements, we will likely not be able to fund future capital needs and investments from operating cash flow. As such, compliance with REIT tests may hinder our ability to make certain attractive investments, including the purchase of significant nonqualifying assets and the material expansion of non-real estate activities.
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
Restrictions in our credit facility and our indentures may prevent us from satisfying our REIT distribution requirements, and we could fail to remain qualified for taxation as a REIT. If these limits do not jeopardize our qualification for taxation as a REIT but nevertheless prevent us from distributing 100% of our REIT taxable income, we would be subject to federal corporate income tax, and potentially a nondeductible excise tax, on the retained amounts. See other risks described elsewhere in this Form 10-Q for further information on our restrictive loan covenants.
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
In addition, December 2017 legislation has made substantial changes to the Code, particularly as it relates to the taxation of both corporate income and international income. Among those changes are a significant permanent reduction in the generally applicable corporate income tax rate, changes in the taxation of individuals and other noncorporate taxpayers that generally reduce their taxes on a temporary basis subject to "sunset" provisions, the elimination or modification of various deductions (including substantial limitation of the deduction for personal state and local taxes imposed on individuals), and preferential taxation of income derived by individuals from passthrough entities in comparison to earnings received directly by individuals. This legislation also imposes additional limitations on the deduction of net operating losses, which may in the future cause us to make additional distributions that will be taxable to our stockholders to the extent of our current or accumulated earnings and profits in order to comply with the REIT distribution requirements. The effect of these and other changes made in this legislation is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of assets owned by us. Furthermore, many of the provisions of the new law will require additional administrative guidance in order to assess their effect. There may be a substantial delay before such guidance is promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us or our stockholders. It is also possible that there will be subsequent legislative amendments proposed with respect to the new law, the effect of which cannot be predicted and may be adverse to us or our stockholders. Our stockholders are encouraged to consult with their tax advisors about the potential effects that changes in law may have on them and their ownership of our common stock.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as of May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/2015	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/2015	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/2015	2.3

2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	12/6/2016	2.1

2.5	Amendment No.1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon communications Inc. and Equinix, Inc.	10-K	12/31/2016	2.5

2.6	Amendment No.2 to the Transaction Agreement, dated April 30, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	5/1/2017	2.1

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/2002	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/14/2011	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/11/2013	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	3/29/2016	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture for the 2023 Notes dated March 5, 2013 between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/2013	4.3

4.3	Form of 5.375% Senior Note due 2023 (see Exhibit 4.2)

4.4	Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/2014	4.1

4.5	First Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/2014	4.2

4.6	Form of 5.375% Senior Note due 2022 (see Exhibit 4.5)

4.7	Second Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/2014	4.4
4.8	Form of 5.750% Senior Note due 2025 (see Exhibit 4.7)
4.9	Third Supplemental Indenture, dated as of December 4, 2015, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	12/4/2015	4.2

4.10	Form of 5.875% Senior Note due 2026 (see Exhibit 4.9)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
4.11	Fourth Supplemental Indenture, dated as of March 22, 2017 between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	3/22/2017	4.2

4.12	Form of 5.375% Senior Notes due 2027 (see Exhibit 4.11)

4.13	Fifth Supplemental Indenture, dated as of September 20, 2017 among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent	8-K	9/20/2017	4.2

4.14	Form of 2.875% Senior Notes due 2025 (see Exhibit 4.13)

4.15	Indenture, dated as of December 12, 2017, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	12/5/2017	4.1

4.16	Supplemental Indenture, dated as of December 12, 2017, among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent	8-K	12/5/2017	4.2

4.17	Form of 2.875% Senior Notes due 2026 (see Exhibit 4.16)
4.18	Second Supplemental Indenture, dated as of March 14, 2018, among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent	8-K	3/14/2018	4.2

4.19	Form of 2.875% Senior Notes due 2024 (see Exhibit 4.18)

4.20	Third Supplemental Indenture, dated as of April 2, 2018, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	4/3/2018	4.2

4.21	Form of 5.00% Senior Notes due April 2019 (see Exhibit 4.20)

4.22	Form of 5.00% Senior Notes due October 2019 (see Exhibit 4.20)

4.23	Form of 5.00% Senior Notes due April 2020 (see Exhibit 4.20)

4.24	Form of 5.00% Senior Notes due October 2020 (see Exhibit 4.20)

4.25	Form of 5.00% Senior Notes due April 2021 (see Exhibit 4.20)

4.26	Form of Registrant’s Common Stock Certificate	10-K	12/31/2014	4.13

10.1**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.2**	2000 Equity Incentive Plan, as amended.	10-K	12/31/2016	10.2

10.3**	2000 Director Option Plan, as amended.	10-K	12/31/2016	10.3

10.4**	2001 Supplemental Stock Plan, as amended.	10-K	12/31/2016	10.4

10.5**	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.		6/30/2014	10.5

10.6**	Severance Agreement by and between Stephen Smith and Equinix, Inc. dated December 18, 2008.	10-K	12/31/2008	10.31

10.7**	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/2008	10.32

10.8**	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/2008	10.33

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.9**	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/2008	10.35

10.10**	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company	2/5/2007	10.9

10.11**	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30, 2010.	10-Q	9/30/2010	10.42

10.12**	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Meyers, Smith, Taylor and Van Camp	10-K	12/31/2010	10.33

10.13**	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.	10-K	12/31/2010	10.34

10.14**	International Long-Term Assignment Letter by and between Equinix, Inc. and Eric Schwartz, dated May 21, 2013.	10-Q	6/30/2013	10.51

10.15**	Employment Agreement by and between Equinix (EMEA) B.V. and Eric Schwartz, dated as of August 7, 2013.	10-Q	9/30/2013	10.54

10.16**	Restricted Stock Unit Agreement dated August 14, 2013 for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	9/30/2013	10.55

10.17**	Offer Letter from Equinix, Inc. to Karl Strohmeyer dated October 28, 2013.	10-Q	3/31/2014	10.49

10.18**	Restricted Stock Unit Agreement for Karl Strohmeyer under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/2014	10.50

10.19**	Change in Control Severance Agreement by and between Karl Strohmeyer and Equinix, Inc. dated December 2, 2013.	10-Q	3/31/2014	10.51

10.20**	2015 Form of Revenue/AFFO Restricted Stock Unit Agreement for executives.	10-Q	3/31/2015	10.50

10.21**	2015 Form of TSR Restricted Stock Unit Agreement for executives.	10-Q	3/31/2015	10.51

10.22**	2015 Form of Time-Based Restricted Stock Unit Agreement for executives.	10-Q	3/31/2015	10.52

10.23**	2016 Form of Revenue/AFFO Restricted Stock Unit Agreement for executives.	10-Q	3/31/2016	10.57

10.24**	2016 Form of TSR Restricted Stock Unit Agreement for executives.	10-Q	3/31/2016	10.58

10.25**	2016 Form of Time-Based Restricted Stock Unit Agreement for executives.	10-Q	3/31/2016	10.59

10.26**	2017 Form of Revenue/AFFO Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2017	10.35

10.27**	2017 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2017	10.36

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.28**	2017 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2017	10.37

10.29**	Equinix, Inc. Annual Incentive Plan.	10-Q	3/31/2017	10.39

10.30**	Equinix, Inc. Annual Incentive Plan 2017 Award Agreement for Executive Staff Employees.	10-Q	3/31/2017	10.40

10.31**	2018 Form of Revenue/AFFO Restricted Stock Unit Agreement for Executives.				X

10.32**	2018 Form of TSR Restricted Stock Unit Agreement for Executives.				X

10.33**	2018 Form of Time-Based Restricted Stock Unit Agreement for Executives.				X

10.34**	Equinix, Inc. Annual Incentive Plan 2018 Award Agreement for Executive Staff Employees.				X

10.35	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014.	10-Q	9/30/2014	10.67

10.36	Credit Agreement, by and among Equinix, Inc., as borrower, Equinix LLC and Switch & Data LLC as guarantors, the Lenders (defined therein), Bank of America, N.A., as administrative agent, a Lender and L/C issuer, JPMorgan Chase Bank, N.A., and TD Securities (USA) LLC, as co-syndication agents, Barclays Bank PLC, Citibank, N.A., Royal Bank of Canada and ING Bank N.V., Singapore Branch, as Co-Documentation Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and TD Securities (USA) LLC, as joint lead arrangers and book runners, dated December 17, 2014.	10-K	12/31/2014	10.48

10.37	First Amendment to Credit Agreement and first Amendment to Pledge and Security Agreement by and among Equinix, Inc., as borrower, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as administrative agent, dated April 30, 2015.	10-Q	9/30/2015	10.52

10.38	Second Amendment to Credit Agreement by and among Equinix, Inc., as borrower, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as administrative agent, dated December 8, 2015.	10-K	12/31/2015	10.55

10.39	Third Amendment to Credit Agreement and Second Amendment to Pledge and Security Agreement by and among Equinix, Inc., as borrower, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as administrative agent, dated December 22, 2016.	10-K	12/31/2016	10.39

10.40	Fourth Amendment to Credit Agreement by and among Equinix, Inc., as borrower, the Guarantors (defined therein), the Lenders (defined therein) and Bank of America, N.A., as administrative agent, dated August 15, 2017.	10-Q	9/30/2017	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.41	Share Purchase Agreement with Digital Realty Trust, L.P., relating to the sale and purchase of shares in TelecityGroup UK LON Limited, Telecity Netherlands AMS01 AMS04 BV, Equinix Real Estate (TCY AMS04) B.V. and TelecityGroup Germany Fra2 GmbH, dated May 14, 2016.	10-Q	6/30/2016	10.55

10.42**	Letter Agreement dated June 9, 2016, by and between Equinix, Inc. and Eric Schwartz, amending his International Long Term Assignment letter dated May 21, 2013 and Employment Agreement with Equinix (EMEA) B.V. dated August 7, 2013.	10-Q	6/30/2016	10.56

10.43	Term Loan Agreement dated as of September 30, 2016 among Equinix Japan K.K. as Borrower, the Lenders (defined therein) and Bank of Tokyo-Mitsubishi UFJ, Ltd., as Arranger and Agent.	10-Q	9/30/2016	10.42

10.44	Credit Agreement dated as of December 12, 2017 among Equinix, Inc. as Borrower, The Guarantors Parties (defined therein), Bank of America, N.A., as Administrative Agent, Lender and L/C issuer, Barclays Bank PLS, Goldman Sachs Bank USA, HSBC Securities (USA) Inc. ING Capital LLC, TD Securities (USA) LLC, and Wells Fargo Bank, National Association as Co-Documentation Agents, the Other Lenders Party (defined therein) and Bank of America, N.A., Citibank, N.A., JPMorgan Chase Bank, N.A., MUFG, and RBC Capital Markets as Joint Lead Arrangers and Joint Book Runners.	10-K	12/31/2017	10.40

12.1	Statement of Computation of Ratios	10-K	12/31/2017	12.1

21.1	Subsidiaries of Equinix, Inc.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Document.				X

101.DEF	XBRL Taxonomy Extension Definition Document.				X

101.LAB	XBRL Taxonomy Extension Labels Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Document.				X

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

EQUINIX, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.
Date: May 4, 2018
	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.31**	2018 Form of Revenue/AFFO Restricted Stock Unit Agreement for Executives.

10.32**	2018 Form of TSR Restricted Stock Unit Agreement for Executives.

10.33**	2018 Form of Time-Based Restricted Stock Unit Agreement for Executives.

10.34**	Equinix, Inc. Annual Incentive Plan 2018 Award Agreement for Executive Staff Employees.

21.1	Subsidiaries of Equinix, Inc.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Labels Document.

101.PRE	XBRL Taxonomy Extension Presentation Document.
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.