Form 10-Q
period 2018-06-30
EQUINIX INC
filed 2018-08-08
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant's Common Stock as of August 7, 2018 was 79,508,038.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
EQUINIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$966,308	$1,412,517
Short-term investments	18,199	28,271
Accounts receivable, net of allowance for doubtful accounts of $16,881 and $18,228	616,472	576,313
Other current assets	249,846	232,027
Total current assets	1,850,825	2,249,128
Long-term investments	4,200	9,243
Property, plant and equipment, net	10,378,915	9,394,602
Goodwill	4,870,300	4,411,762
Intangible assets, net	2,440,087	2,384,972
Other assets	525,961	241,750
Total assets	$20,070,288	$18,691,457
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$710,584	$719,257
Accrued property, plant and equipment	269,409	220,367
Current portion of capital lease and other financing obligations	85,263	78,705
Current portion of mortgage and loans payable	75,224	64,491
Current portion of senior notes	150,828	—
Other current liabilities	142,312	159,914
Total current liabilities	1,433,620	1,242,734
Capital lease and other financing obligations, less current portion	1,426,368	1,620,256
Mortgage and loans payable, less current portion	1,317,940	1,393,118
Senior notes, less current portion	8,334,383	6,923,849
Other liabilities	633,450	661,710
Total liabilities	13,145,761	11,841,667
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 79,507,996 and 79,038,062 shares outstanding	80	79
Additional paid-in capital	10,253,155	10,121,323
Treasury stock, at cost; 399,088 and 402,342 shares	(145,632)	(146,320)
Accumulated dividends	(2,960,183)	(2,592,792)
Accumulated other comprehensive loss	(877,994)	(785,189)
Retained earnings	655,101	252,689
Total stockholders' equity	6,924,527	6,849,790
Total liabilities and stockholders' equity	$20,070,288	$18,691,457
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
Revenues	$1,261,943	$1,066,421	$2,477,820	$2,015,946
Costs and operating expenses:
Cost of revenues	651,801	522,203	1,274,231	991,164
Sales and marketing	154,202	141,566	313,978	270,493
General and administrative	210,489	191,355	413,646	372,754
Acquisition costs	30,413	26,402	35,052	29,427
Total costs and operating expenses	1,046,905	881,526	2,036,907	1,663,838
Income from operations	215,038	184,895	440,913	352,108
Interest income	3,958	4,437	8,568	7,529
Interest expense	(134,673)	(119,042)	(260,950)	(230,726)
Other income (expense)	8,866	1,284	5,802	1,621
Loss on debt extinguishment	(19,215)	(16,444)	(40,706)	(19,947)
Income before income taxes	73,974	55,130	153,627	110,585
Income tax expense	(6,356)	(9,325)	(23,115)	(22,718)
Net income	$67,618	$45,805	$130,512	$87,867
Earnings per share ("EPS"):
Basic EPS	$0.85	$0.59	$1.64	$1.17
Weighted-average shares for basic EPS	79,479	77,923	79,361	75,383
Diluted EPS	$0.85	$0.58	$1.64	$1.16
Weighted-average shares for diluted EPS	79,752	78,508	79,746	76,008
Cash dividends declared per common share	$2.28	$2.00	$4.56	$4.00
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
Net income	$67,618	$45,805	$130,512	$87,867
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment ("CTA") gain (loss), net of tax effect of $5,985, $0, $5,985 and $0	(421,233)	200,983	(275,382)	307,921
Net investment hedge CTA gain (loss), net of tax effect of $0, $0, $1,637 and $0	226,115	(101,847)	153,480	(130,398)
Unrealized loss on available-for-sale securities, net of tax effect of $0, $29, $0 and $(70)	—	(65)	—	(330)
Unrealized gain (loss) on cash flow hedges, net of tax effects of $(11,758), $9,240, $(10,398) and $13,291	35,280	(27,671)	31,200	(39,398)
Net actuarial gain on defined benefit plans, net of tax effects of $(4), $(4), $(10) and $(10)	13	15	21	26
Total other comprehensive income (loss), net of tax	(159,825)	71,415	(90,681)	137,821
Comprehensive income (loss), net of tax	$(92,207)	$117,220	$39,831	$225,688
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net income	$130,512	$87,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	513,248	392,617
Stock-based compensation	92,261	83,948
Amortization of intangible assets	101,651	79,175
Amortization of debt issuance costs and debt discounts and premiums	7,461	15,710
Provision for allowance for doubtful accounts	3,606	7,989
Loss on debt extinguishment	40,706	19,947
Other items	7,998	3,773
Changes in operating assets and liabilities:
Accounts receivable	(38,441)	(151,900)
Income taxes, net	(22,866)	(33,927)
Other assets	3,536	20,285
Accounts payable and accrued expenses	(24,325)	16,171
Other liabilities	24,288	12,189
Net cash provided by operating activities	839,635	553,844
Cash flows from investing activities:
Purchases of investments	(54,421)	(26,257)
Sales and maturities of investments	67,164	29,456
Business acquisitions, net of cash and restricted cash acquired	(830,993)	(3,629,654)
Purchases of real estate	(41,782)	(48,580)
Purchases of other property, plant and equipment	(869,968)	(625,814)
Proceeds from sale of assets, net of cash transferred	—	47,767
Net cash used in investing activities	(1,730,000)	(4,253,082)
Cash flows from financing activities:
Proceeds from employee equity awards	25,860	20,119
Payment of dividends and special distribution	(368,759)	(304,373)
Proceeds from public offering of common stock, net of issuance costs	7,622	2,126,341
Proceeds from senior notes	929,850	1,250,000
Proceeds from loans payable	—	1,059,800
Repayments of capital lease and other financing obligations	(69,856)	(44,460)
Repayments of mortgage and loans payable	(25,415)	(42,305)
Debt extinguishment costs	(20,556)	(11,254)
Debt issuance costs	(11,583)	(40,619)
Other financing activities	580	(900)
Net cash provided by financing activities	467,743	4,012,349
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(25,840)	16,868
Net increase in cash, cash equivalents and restricted cash	(448,462)	329,979
Cash, cash equivalents and restricted cash at beginning of period	1,450,701	773,247
Cash, cash equivalents and restricted cash at end of period	$1,002,239	$1,103,226

Cash and cash equivalents	$966,308	$1,063,777
Current portion of restricted cash included in other current assets	25,277	28,965
Non-current portion of restricted cash included in other assets	10,654	10,484
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$1,002,239	$1,103,226
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
Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Equinix and its subsidiaries, including the acquisitions of the Metronode group of companies from April 18, 2018, Infomart Dallas from April 2, 2018, Itconic from October 9, 2017, the Zenium data center from October 6, 2017, the Verizon data center business from May 1, 2017, and the IO UK data center operating business from February 3, 2017. All intercompany accounts and transactions have been eliminated in consolidation.
Income Taxes
The Company elected to be taxed as a real estate investment trust for federal income tax purposes ("REIT") beginning with its 2015 taxable year. As a result, the Company may deduct the distributions made to its stockholders from taxable income generated by the Company and its qualified REIT subsidiaries ("QRSs"). The Company’s dividends paid deduction generally eliminates the U.S. taxable income of the Company and its QRSs, resulting in no U.S. income tax due. However, the Company's taxable REIT subsidiaries ("TRSs") will continue to be subject to income taxes on any taxable income generated by them. In addition, the foreign operations of the Company will continue to be subject to local income taxes regardless of whether the foreign operations are operated as QRSs or TRSs.
The Company provides for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate is subject to change in the future due to various factors such as the operating performance of the Company, tax law changes and future business acquisitions.
The Company's effective tax rates were 15.0% and 20.5% for the six months ended June 30, 2018 and 2017, respectively. The decrease in the effective tax rate for the six months ended June 30, 2018 as compared to the same period in 2017 is primarily due to the reduction of net deferred tax liabilities as a result of a legal entity reorganization in the Company's Americas region during the six months ended June 30, 2018.
The Company’s accounting for deferred taxes involves weighing positive and negative evidence relating to the realizability of deferred tax assets in each tax jurisdiction. After considering such evidence as the nature, frequency, severity of current and cumulative financial reporting losses, and sources of future taxable incomes and tax planning strategies, the Company concluded that valuation allowances were still required in certain foreign jurisdictions. Given the strength of the Company’s operations, combined with certain tax strategies, it is reasonably possible that within the next 12 months, positive evidence will be sufficient to release a significant amount of valuation allowance in certain foreign jurisdictions. Release of valuation allowance would result in recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change based on the profitability that the foreign jurisdictions are able to sustain. The Company will continue to evaluate the release of valuation allowances on a quarterly basis.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”), which was signed into law on December 22, 2017, contains many significant changes to the existing U.S. federal income tax laws. Among other things, the TCJA reduces the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, limits the tax deductibility of interest expense, accelerates expensing of certain business assets and transitions the U.S. international taxation from a worldwide tax system to a territorial tax system by imposing a one-time mandatory repatriation of undistributed foreign earnings. The Company recognized an income tax expense of $6.5 million during the fourth quarter of 2017, which is a provisional amount related to the re-measurement of the net deferred tax assets in the U.S. TRS as a result of the reduced corporate income tax rate. The Company is still analyzing the new tax legislation and assessing the impact as of the end of the current quarter. The Company will conclude whether any adjustments are required to its net deferred tax asset balance in the U.S. when it files its 2017 U.S. federal tax return in the fourth quarter of 2018. Any adjustments to these provisional amounts will be reported as a component of tax expense (benefit) in the reporting period when such adjustments are determined.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02") and issued subsequent amendments to the initial guidance. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The standard allows entities to adopt with one of two methods: the modified retrospective transition method or the alternative transition method. The Company currently anticipates adopting the standard using the alternative transition method, under which the Company will recognize the cumulative effects of initially applying the standard as an adjustment to the opening balance of retained earnings in the period of adoption. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company will adopt the standard on January 1, 2019. The Company plans to elect the practical expedient that it will not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases or initial direct costs for any existing leases. The Company expects to record a significant increase in assets and liabilities on the consolidated balance sheet at adoption due to the recording of right-of-use assets and corresponding lease liabilities for leases that are accounted for as operating leases. The Company is currently evaluating the extent of the impact that the adoption of this standard will have on its consolidated financial statements, including its accounting policies, processes and systems.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Accounting Standards Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") and issued subsequent amendments to the initial guidance, collectively referred as "Topic 606." Topic 606 replaces most existing revenue recognition guidance in U.S. GAAP. The core principle of Topic 606 is that an entity should recognize revenue for the transfer of control of the goods or services equal to the amount that it expects to be entitled to receive for those goods or services. Topic 606 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following tables summarize the effects of adopting Topic 606 on the unaudited condensed consolidated financial statement line items (in thousands, except per share data):

Balance Sheets	June 30, 2018	Adjustments	Balances without adoption of Topic 606
Other current assets	$249,846	$(9,675)	$240,171
Total current assets	1,850,825	(9,675)	1,841,150
Other assets	525,961	(183,843)	342,118
Total assets	$20,070,288	$(193,518)	$19,876,770
Accounts payable and accrued expenses	$710,584	$(1,569)	$709,015
Other current liabilities	142,312	15,588	157,900
Total current liabilities	1,433,620	14,019	1,447,639
Other liabilities	633,450	68,038	701,488
Total liabilities	13,145,761	82,057	13,227,818
Accumulated other comprehensive loss	(877,994)	5,716	(872,278)
Retained earnings	655,101	(281,291)	373,810
Total stockholders' equity	6,924,527	(275,575)	6,648,952
Total liabilities and stockholders' equity	$20,070,288	$(193,518)	$19,876,770

Statements of Operations	Three Months Ended June 30, 2018	Adjustments	Balance without adoption of Topic 606	Six Months Ended June 30, 2018	Adjustments	Balance without adoption of Topic 606
Revenues	$1,261,943	$(2,521)	$1,259,422	$2,477,820	$(6,357)	$2,471,463
Sales and marketing	154,202	4,376	158,578	313,978	7,678	321,656
Total costs and operating expenses	1,046,905	4,376	1,051,281	2,036,907	7,678	2,044,585
Income from operations	215,038	(6,897)	208,141	440,913	(14,035)	426,878
Income before income taxes	73,974	(6,897)	67,077	153,627	(14,035)	139,592
Income tax expense	(6,356)	1,146	(5,210)	(23,115)	2,520	(20,595)
Net income	$67,618	$(5,751)	$61,867	$130,512	$(11,515)	$118,997
Basic EPS	$0.85	$(0.07)	$0.78	$1.64	$(0.14)	$1.50
Diluted EPS	$0.85	$(0.07)	$0.78	$1.64	$(0.15)	$1.49

Statements of Cash Flow	Six Months Ended June 30, 2018	Adjustments	Balance without adoption of Topic 606
Cash flows from operating activities:
Net income (loss)	$130,512	$(11,515)	$118,997
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Income taxes, net	(22,866)	1,708	(21,158)
Other assets	3,536	1,509	5,045
Other liabilities	24,288	8,298	32,586
Net cash provided by operating activities	$839,635	$—	$839,635

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company also adopted the following standards during 2018, none of which had a material impact to the Company's condensed consolidated financial statements or financial statement disclosures:

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
A contract asset exists when the Company has transferred products or provided services to its customers, but customer payment is contingent upon satisfaction of additional performance obligation. Certain contracts include terms related to price arrangements such as price increases and free months. The Company recognizes revenues ratably over the contract term, which could potentially give rise to contract assets during certain periods of the contract term. Contract assets are recorded in other current assets and other assets in the condensed consolidated balance sheet.
Deferred revenue (a contract liability) is recognized when the Company has an unconditional right to a payment before it transfers goods or services to customers. Deferred revenue is included in other current liabilities and other liabilities, respectively, in the condensed consolidated balance sheet.
The following table summarizes the opening and closing balances of the Company's receivables; contract asset, current; contract asset, non-current; deferred revenue, current; and deferred revenue, non-current (in thousands):

	Receivables	Contract asset, current	Contract asset, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2018 (1)	$576,313	$9,002	$16,186	$71,085	$53,101
Closing balances as of June 30, 2018	616,472	9,748	16,010	80,464	48,863
Increase/(decrease)	$40,159	$746	$(176)	$9,379	$(4,238)

(1)	Includes cumulative adjustments made to these accounts on January 1, 2018 from the adoption of Topic 606.
The difference between the opening and closing balances of the Company's contract assets and deferred revenues primarily results from the timing difference between the Company's performance obligation and the customer's payment, as well as business combinations closed during the six months ended June 30, 2018. The amounts of revenue recognized during the six months ended June 30, 2018 from the opening deferred revenue balance was $55.0 million. For the three and six months ended June 30, 2018, no impairment loss related to contract balances was recognized in the condensed consolidated statement of operations.

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
The ending balance of net capitalized contract costs as of June 30, 2018 was $176.8 million, which was included in other assets in the condensed consolidated balance sheet. For the three and six months ended June 30, 2018, $17.8 million and $35.3 million of contract costs were amortized, which were included in sales and marketing expense in the condensed consolidated statement of operations.
Remaining performance obligations
As of June 30, 2018, approximately $5.6 billion of total revenues and deferred installation revenues are expected to be recognized in future periods, the majority of which will be recognized over the next 24 months. While initial contract terms vary in length, substantially all contracts thereafter automatically renew in one-year increments. Included in the remaining performance obligations is either 1) remaining performance obligations under the initial contract terms or 2) remaining performance obligations related to contracts in the renewal period once the initial terms have lapsed. The remaining performance obligations also do not include variable consideration related to unsatisfied performance obligations such as the usage of metered power or any contracts that could be terminated without any significant penalties such as the majority of interconnection revenues. The remaining performance obligations include some leasing activities that are insignificant to the Company’s total operations.
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
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$67,618	$45,805	$130,512	$87,867
Weighted-average shares used to calculate basic EPS	79,479	77,923	79,361	75,383
Effect of dilutive securities:
Employee equity awards	273	585	385	625
Weighted-average shares used to calculate diluted EPS	79,752	78,508	79,746	76,008

Basic EPS	$0.85	$0.59	$1.64	$1.17
Diluted EPS	$0.85	$0.58	$1.64	$1.16
The Company has excluded common stock related to employee equity awards in the diluted EPS calculation above of 220,000 shares and 4,000 shares for the three months ended June 30, 2018 and 2017, respectively, and 247,000 shares and 52,000 shares for the six months ended June 30, 2018 and 2017, respectively, because their effect would be anti-dilutive.

4.	Acquisitions
2018 Acquisitions
On April 18, 2018, the Company acquired all of the equity interests in the Metronode group of companies ("Metronode") from the Ontario Teachers' Pension Plan Board for a cash purchase price of A$1.033 billion or approximately $804.2 million at the exchange rate in effect on April 18, 2018 (the "Metronode Acquisition"). Metronode operated 10 data centers in six metro areas in Australia. The acquisition supports the Company’s ongoing global expansion to meet customer demand in the Asia-Pacific region.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

On April 2, 2018, the Company completed the acquisition of Infomart Dallas, including its operations and tenants, from ASB Real Estate Investments (the "Infomart Dallas Acquisition"), for total consideration of approximately $805.6 million. The consideration was comprised of approximately $47.4 million in cash, subject to customary adjustments, and $758.2 million aggregate fair value of 5.000% senior unsecured notes (see Note 8). Prior to the acquisition, a portion of the building was leased to the Company and was being used as its Dallas 1, 2, 3 and 6 data centers, which were all accounted for as build-to-suit leases. Upon acquisition, the Company effectively terminated the leases and settled the related financing obligations and other liabilities related to the leases for approximately $170.3 million and $1.9 million, respectively, and recognized a loss on debt extinguishment of $19.5 million. The acquisition of this highly interconnected facility and tenants adds to the Company’s global platform and secures the ability to further expand in the Americas market in the future.
Both acquisitions constitute a business under the accounting standard for business combinations and, therefore, were accounted for as business combinations using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price is allocated to the assets acquired and liabilities assumed measured at fair value on the date of acquisition.
A summary of the allocation of total purchase consideration is presented as follows (in thousands):

	Metronode	Infomart Dallas
Cash and cash equivalents	$3,206	$17,432
Accounts receivable	8,318	637
Other current assets	9,894	395
Property, plant, and equipment	307,151	362,023
Intangible assets	123,388	61,233
Goodwill	368,550	203,617
Deferred tax assets	4,112	—
Other assets (1)	54,338	—
Total assets acquired	878,957	645,337
Accounts payable and accrued liabilities	(17,104)	(5,056)
Other current liabilities	(2,038)	(2,141)
Other liabilities (1)	(55,581)	(4,723)
Net assets acquired	$804,234	$633,417

(1)
In connection with the Metronode Acquisition, the Company recorded indemnification assets of $54.3 million, which represented the seller's obligation under the purchase agreement to reimburse pre-acquisition tax liabilities settled after the acquisition.

The following table presents certain information on the acquired intangible assets (in thousands):

Intangible Assets	Fair Value	Estimated Useful Lives (Years)	Weighted-average Estimated Useful Lives (Years)
Customer relationships (Metronode)	$123,388	20.0	20.0
Customer relationships (Infomart Dallas)	31,195	20.0	20.0
In-place leases (Infomart Dallas)	19,959	3.6 - 7.5	6.8
Trade names (Infomart Dallas)	9,614	20.0	20.0
Favorable leases (Infomart Dallas)	465	3.6 - 7.5	7.0
The fair value of customer relationships was estimated by applying an income approach, by calculating the present value of estimated future operating cash flows generated from existing customers less costs to realize the revenue. The Company applied discount rates of 7.3% for Metronode and 8.0% for Infomart Dallas, which reflect the nature of the assets as they relate to the risk and uncertainty of the estimated future operating cash flows. Other significant assumptions used to estimate the fair value of customer relationships include projected revenue growth, probability of renewal, customer attrition rates and operating margins. The fair value of Infomart Dallas' trade name was estimated using the relief from royalty approach. The Company applied a relief

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

from royalty rate of 1.5% and a discount rate of 8.0%. The fair value of in-place leases was estimated by projecting the avoided costs, such as the cost of originating the acquired in-place leases, during a typical lease up period. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in the accounting standard for fair value measurements.
The fair value of property, plant and equipment was estimated by applying the cost approach, with the exception of land which was estimated by applying the market approach, for the Metronode Acquisition. For the Infomart Dallas Acquisition, the fair values of land, building and personal property were estimated by applying the market approach, residual income method and cost approach, respectively. The cost approach uses the replacement or reproduction cost as an indicator of fair value. The premise of the cost approach is that a market participant would pay no more for an asset than the amount for which the asset could be replaced or reproduced. The key assumptions of the cost approach include replacement cost new, physical deterioration, functional and economic obsolescence, economic useful life, remaining useful life, age and effective age. The residual income method estimates the fair value of the Infomart Dallas building using an income approach less the fair values attributed to land, personal property, in-place leases and favorable and unfavorable leases.
As of June 30, 2018, the Company has not completed the detailed valuation analysis of Metronode or Infomart Dallas to derive the fair value of the following items including, but not limited to: property, plant and equipment, intangible assets and related tax impacts; therefore, the allocation of the purchase price to assets acquired and liabilities assumed is based on provisional estimates and is subject to continuing management analysis.
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill is attributable to the workforce of the acquired business and the projected revenue increase expected to arise from future customers after the Metronode and Infomart Dallas acquisitions. Goodwill from the acquisition of Metronode is not amortizable for local tax purposes and is attributable to the Company's Asia-Pacific region. Goodwill from the acquisition of Infomart Dallas is expected to be deductible for local tax purposes and is attributable to the Company's Americas region. Operating results of Metronode and Infomart Dallas will be reported in the Asia-Pacific and Americas regions, respectively.
For the first half of 2018, the Company's results of operations include $24.0 million of revenues and an insignificant net income from operations from the combined operations of Metronode and Infomart Dallas.
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
The Company incurred acquisition costs of approximately $24.5 million and $26.4 million during the three and six months ended June 30, 2017, respectively. Acquisition costs incurred for the three and six months ended June 30, 2018 were not significant to the Company's condensed consolidated statements of operations.

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
The fair value of property, plant and equipment was estimated by applying the cost approach, with the exception of land which was estimated by applying the market approach. The cost approach is to use the replacement or reproduction cost as an indicator of fair value. The key assumptions of the cost approach include replacement cost new, physical deterioration, functional and economic obsolescence, economic useful life, remaining useful life, age and effective age.
Goodwill is attributable to the workforce of the acquired business and the projected revenue increase expected to arise from future customers after the Verizon Data Center Acquisition. Goodwill is expected to be deductible for U.S. tax purposes and is attributable to the Company's Americas region. The Company's results of operations include the Verizon Data Center Acquisition's revenues of $86.7 million and net income from operations of $27.4 million for the period May 1, 2017 through June 30, 2017. For the three and six months ended June 30, 2018, the Company's results of operations include the Verizon Data Center Acquisition's revenues of $133.3 million and $268.1 million, respectively, and net income from operations of $34.3 million and $70.1 million, respectively.
Other 2017 Acquisitions
In addition to the Verizon Data Center Acquisition, the Company also acquired Itconic and Zenium's data center business in Istanbul during 2017. Acquisition costs incurred for these acquisitions during the three and six months ended June 30, 2018 were not significant to the Company's condensed consolidated statements of operations.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

A summary of the allocation of total purchase consideration is presented as follows (in thousands):

	Itconic	Zenium data center
Cash and cash equivalents	$15,659	$692
Accounts receivable	16,429	198
Other current assets	1,885	6,430
Property, plant, and equipment	65,356	58,931
Intangible assets	101,755	7,900
Goodwill	126,855	21,834
Other assets	4,025	313
Total assets acquired	331,964	96,298
Accounts payable and accrued liabilities	(15,847)	(1,012)
Other current liabilities	(12,374)	(451)
Capital lease and other financing obligations	(30,666)	—
Loans payable	(3,253)	—
Deferred tax liabilities	(3,198)	(2,227)
Other liabilities	(7,515)	(614)
Net assets acquired	$259,111	$91,994

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
As of June 30, 2018, the Company has not completed the detailed valuation analysis of Itconic or the Zenium data center to derive the fair value of the following items including, but not limited to: property, plant and equipment, intangible assets and deferred taxes; therefore, the allocation of the purchase price to assets acquired and liabilities assumed is based on provisional estimates and is subject to continuing management analysis. As of June 30, 2018, the Company has updated the preliminary allocation of purchase price for Itconic and Zenium data center from the provisional amounts reported as of December 31, 2017. The adjustments made during the six months ended June 30, 2018 primarily resulted in an increase in property, plant and equipment of $5.2 million and a corresponding decrease in other assets of $5.2 million for Zenium data center acquisition, while the adjustments made for Itconic were not significant. The changes in fair value of acquired assets and liabilities assumed did not have a significant impact on the Company’s results of operations for the three and six months ended June 30, 2018.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

On February 3, 2017, the Company acquired IO UK's data center operating business in Slough, United Kingdom, for a cash payment of £29.1 million or approximately $36.3 million at the exchange rate in effect on February 3, 2017 ("IO Acquisition"). The acquired facility was renamed London 10 ("LD10") data center. LD10's operating results have been reported in the EMEA region following the date of acquisition. As of December 31, 2017, the Company finalized the allocation of purchase price for the acquisition.
Goodwill from the acquisitions of Itconic, the Zenium data center and IO UK's data center is not deductible for local tax purposes and is attributable to the Company's EMEA region. For the three and six months ended June 30, 2017, the incremental revenues and net loss recorded from the IO Acquisition were not significant to the Company's results of operations. For the three and six months ended June 30, 2018, the Company's results of operations include $22.4 million and $42.1 million of revenues respectively, from the combined operations of Itconic, the Zenium data center and IO UK's data center and an insignificant net income from operations.
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
The Company completed the Verizon Data Center Acquisition on May 1, 2017. The unaudited pro forma combined financial information for the three and six months ended June 30, 2017 combine the actual results of the Company and the actual Verizon Data Center Acquisition operating results for the period prior to the acquisition date and reflect certain adjustments, such as additional depreciation, amortization and interest expense on assets and liabilities acquired and acquisition financings.
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
The following table sets forth the unaudited pro forma combined results of operations for the three and six months ended June 30, 2017 (in thousands, except per share amounts):

	Three Months Ended June 30, 2017	Six months ended June 30, 2017
Revenues	$1,101,848	$2,157,653
Net income from operations	74,831	124,160
Basic EPS	0.96	1.60
Diluted EPS	0.95	1.58

5.	Derivatives and Hedging Activities
Derivatives Designated as Hedging Instruments
Net Investment Hedges. The Company is exposed to the impact of foreign exchange rate fluctuations on its investments in foreign subsidiaries whose functional currencies are other than the U.S. dollar. In order to mitigate the impact of foreign currency exchange rates, the Company has entered into various foreign currency loans which are designated as hedges against the Company's net investment in foreign subsidiaries. As of June 30, 2018 and December 31, 2017, the total principal amount of foreign currency loans, which were designated as net investment hedges, were $3,864.4 million and $3,149.5 million, respectively. The Company also uses foreign exchange forward contracts from time to time to hedge against the effect of foreign exchange rate fluctuations on a portion of its net investment in the foreign subsidiaries. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge, except the ineffective portion and forward points, are recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheet.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company recorded pre-tax net foreign exchange gains of $226.1 million and $151.8 million in other comprehensive income (loss) for the three and six months ended June 30, 2018, respectively, and pre-tax net foreign exchange losses of $101.8 million and $130.4 million in other comprehensive income (loss) for the three and six months ended June 30, 2017, respectively. The Company recorded no ineffectiveness from its net investment hedges for the three and six months ended June 30, 2018 and 2017.
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
The following disclosure is prepared on a consolidated basis. Assets and liabilities resulting from intercompany derivatives have been eliminated in consolidation. As of June 30, 2018, the Company's cash flow hedge instruments had maturity dates ranging from July 2018 to March 2020 as follows (in thousands):

	Notional Amount	Fair Value (1)	Accumulated Other Comprehensive Income (Loss) (2) (3)
Derivative assets	$521,072	$25,445	$21,611
Derivative liabilities	213,800	(8,505)	(12,277)
Total	$734,872	$16,940	$9,334

(1)	All derivatives related to cash flow hedges are included in the condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

(2)	Included in the condensed consolidated balance sheets within accumulated other comprehensive income (loss).

(3)
The Company recorded a net gain of $0.4 million within accumulated other comprehensive income (loss) relating to cash flow hedges that will be reclassified to revenues and expenses as they mature in the next 12 months.

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

During the three months ended June 30, 2018, the amount of net gains from the ineffective and excluded portions of cash flow hedges recognized in other income (expense) was $2.7 million. During the three months ended June 30, 2017, the ineffective and excluded portions of cash flow hedges recognized in other income (expense) were not significant. During the three months ended June 30, 2018, the amount of net losses reclassified from accumulated other comprehensive income (loss) to revenues was $12.9 million and the amount of net gains reclassified from accumulated other comprehensive income (loss) to operating expenses was $6.8 million. During the three months ended June 30, 2017, the amount of net gains reclassified from accumulated other comprehensive income (loss) to revenues was $10.5 million and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses was $5.6 million.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

During the six months ended June 30, 2018, the amount of net gains from the ineffective and excluded portions of cash flow hedges recognized in other income (expense) was $2.7 million. During the six months ended June 30, 2017, the ineffective and excluded portions of cash flow hedges recognized in other income (expense) were not significant. During the six months ended June 30, 2018, the amount of net losses reclassified from accumulated other comprehensive income (loss) to revenues was $31.3 million and the amount of net gains reclassified from accumulated other comprehensive income (loss) to operating expenses was $16.1 million. During the six months ended June 30, 2017, the amount of net gains reclassified from accumulated other comprehensive income (loss) to revenues was $28.2 million and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses was $14.6 million.
Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. The Company is deemed to have foreign currency forward contracts embedded in certain of the Company’s customer agreements that are priced in currencies different from the functional or local currencies of the parties involved. These embedded derivatives are separated from their host contracts and carried on the Company’s balance sheet at their fair value. The majority of these embedded derivatives arise as a result of the Company’s foreign subsidiaries pricing their customer contracts in the U.S. dollar. Gains and losses on these embedded derivatives are included within revenues in the Company’s condensed consolidated statements of operations. During the three months ended June 30, 2018, the gain associated with these embedded derivatives was $3.9 million. During the six months ended June 30, 2018, the gains (losses) associated with these embedded derivatives were not significant. During the three months ended June 30, 2017, the gains (losses) associated with these embedded derivatives were not significant. During the six months ended June 30, 2017, the loss associated with these embedded derivatives was $6.8 million.
Economic Hedges of Embedded Derivatives. The Company uses foreign currency forward contracts to help manage the foreign exchange risk associated with the Company’s customer agreements that are priced in currencies different from the functional or local currencies of the parties involved ("economic hedges of embedded derivatives"). Foreign currency forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. Gains and losses on these contracts are included in revenues along with gains and losses of the related embedded derivatives. The Company entered into various economic hedges of embedded derivatives during the three and six months ended June 30, 2018 and 2017. During the three and six months ended June 30, 2018 and 2017, the gains (losses) associated with these contracts were not significant.
Foreign Currency Forward and Option Contracts. The Company also uses foreign currency forward and option contracts to manage the foreign exchange risk associated with certain foreign currency-denominated monetary assets and liabilities. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of its foreign currency-denominated monetary assets and liabilities change. Gains and losses on these contracts are included in other income (expense), on a net basis, along with the foreign currency gains and losses of the related foreign currency-denominated monetary assets and liabilities associated with these foreign currency forward contracts. The Company entered into various foreign currency forward and option contracts during the three and six months ended June 30, 2018 and 2017. During the three and six months ended June 30, 2018, the Company recognized net gains of $49.8 million and $47.4 million, respectively, associated with these contracts. During the three and six months ended June 30, 2017, the Company recognized net losses of $22.5 million and $37.2 million, respectively, associated with these contracts.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Offsetting Derivative Assets and Liabilities
The following table presents the fair value of derivative instruments recognized in the Company's condensed consolidated balance sheets as of June 30, 2018 (in thousands):

	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet	Net Consolidated Balance Sheet Amounts(1)	Gross Amounts not Offset in the Consolidated Balance Sheet(2)	Net
Assets:
Designated as hedging instruments:
Foreign currency forward contracts designated as cash flow hedges	$25,445	$—	$25,445	$(8,099)	$17,346
Not designated as hedging instruments:
Embedded derivatives	5,233	—	5,233	—	5,233
Economic hedges of embedded derivatives	43	—	43	(43)	—
Foreign currency forward contracts	14,416	—	14,416	(2,266)	12,150
	19,692	—	19,692	(2,309)	17,383
Additional netting benefit	—	—	—	(1,432)	(1,432)
	$45,137	$—	$45,137	$(11,840)	$33,297
Liabilities:
Designated as hedging instruments:
Foreign currency forward contracts designated as cash flow hedges	$8,505	$—	$8,505	$(8,099)	$406
Not designated as hedging instruments:
Embedded derivatives	2,173	—	2,173	—	2,173
Economic hedges of embedded derivatives	1,160	—	1,160	(43)	1,117
Foreign currency forward contracts	3,220	—	3,220	(2,266)	954
	6,553	—	6,553	(2,309)	4,244
Additional netting benefit	—	—	—	(1,432)	(1,432)
	$15,058	$—	$15,058	$(11,840)	$3,218

(1)	As presented in the Company's condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

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
The Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company's financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 were as follows (in thousands):

	Fair Value at June 30, 2018	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Cash	$640,218	$640,218	$—
Money market and deposit accounts	326,090	326,090	—
Publicly traded equity securities	4,200	4,200	—
Certificates of deposit	18,199	—	18,199
Derivative instruments (1)	45,137	—	45,137
Total	$1,033,844	$970,508	$63,336
Liabilities:
Derivative instruments (1)	$15,058	$—	$15,058
Total	$15,058	$—	$15,058

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

The Company did not have any Level 3 financial assets or financial liabilities as of June 30, 2018 and December 31, 2017.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

7.	Leases
Capital Lease and Other Financing Obligations
Stockholm 2 ("SK2") Data Center
In March 2018, the Company acquired the land and building for the SK2 IBX data center for cash consideration of SEK457.9 million or approximately $54.9 million at the exchange rate in effect on March 31, 2018. The Company had previously accounted for SK2 as a build-to-suit arrangement. As a result of the purchase, the prior arrangement was effectively terminated and the financing obligation was settled in full. The Company settled the financing obligation of the SK2 data center for SEK234.5 million or approximately $28.1 million and recognized a loss on debt extinguishment of SEK170.5 million or approximately $20.4 million at the exchange rate in effect on March 31, 2018.
Tokyo 11 ("TY11") Data Center
In February 2018, the Company entered into a lease agreement for the TY 11 IBX data center. Pursuant to the accounting standard for leases, the Company assessed the lease classification of the TY11 lease and determined that the lease should be accounted for as a capital lease. During the three months ended March 31, 2018, the Company recorded a capital lease obligation totaling approximately $¥2,348.5 million, or approximately $22.1 million at the exchange rate in effect on March 31, 2018. The lease has a term of 30 years through February 2048.
Maturities of Capital Lease and Other Financing Obligations
The Company's capital lease and other financing obligations are summarized as follows (in thousands):

	Capital Lease Obligations	Other Financing Obligations (1)	Total
2018 (6 months remaining)	$54,909	$44,230	$99,139
2019	96,780	70,775	167,555
2020	96,862	70,413	167,275
2021	94,966	71,462	166,428
2022	94,676	71,629	166,305
Thereafter	852,403	710,668	1,563,071
Total minimum lease payments	1,290,596	1,039,177	2,329,773
Plus amount representing residual property value	—	457,943	457,943
Less amount representing interest	(535,289)	(740,796)	(1,276,085)
Present value of net minimum lease payments	755,307	756,324	1,511,631
Less current portion	(42,888)	(42,375)	(85,263)
Total	$712,419	$713,949	$1,426,368

(1)     Other financing obligations are primarily related to build-to-suit arrangements.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Operating Leases
Minimum future operating lease payments as of June 30, 2018 are summarized as follows (in thousands):

Years ending:
2018 (6 months remaining)	$91,781
2019	179,437
2020	169,326
2021	158,203
2022	153,659
Thereafter	1,244,509
Total	$1,996,915

8.	Debt Facilities
Mortgage and Loans Payable
As of June 30, 2018 and December 31, 2017, the Company's mortgage and loans payable consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Term loans	$1,354,570	$1,417,352
Mortgage payable and loans payable	45,859	48,872
	1,400,429	1,466,224
Less amount representing unamortized debt discount and debt issuance cost	(9,221)	(10,666)
Add amount representing unamortized mortgage premium	1,956	2,051
	1,393,164	1,457,609
Less current portion	(75,224)	(64,491)
Total	$1,317,940	$1,393,118

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Senior Notes
As of June 30, 2018 and December 31, 2017, the Company's senior notes consisted of the following (in thousands):

	June 30, 2018		December 31, 2017
	Amount	Effective Rate	Amount	Effective Rate
5.000% Infomart Senior Notes	$750,000	4.40%	$—	—%
5.375% Senior Notes due 2022	750,000	5.56%	750,000	5.56%
5.375% Senior Notes due 2023	1,000,000	5.51%	1,000,000	5.51%
2.875% Euro Senior Notes due 2024	875,550	3.08%	—	—%
5.75% Senior Notes due 2025	500,000	5.88%	500,000	5.88%
2.875% Euro Senior Notes due 2025	1,167,400	3.04%	1,201,000	3.04%
5.875% Senior Notes due 2026	1,100,000	6.03%	1,100,000	6.03%
2.875% Euro Senior Notes due 2026	1,167,400	3.04%	1,201,000	3.04%
5.375% Senior Notes due 2027	1,250,000	5.51%	1,250,000	5.51%
	8,560,350		7,002,000
Less amount representing unamortized debt issuance cost	(82,297)		(78,151)
Add amount representing unamortized debt premium	7,158		—
	8,485,211		6,923,849
Less current portion	(150,828)		—
Total	$8,334,383		$6,923,849
Infomart Senior Notes
On April 2, 2018, in connection with the closing of the Infomart Dallas Acquisition, the Company issued $750.0 million aggregate principal amount of 5.000% senior unsecured notes in five new series due in each of April 2019, October 2019, April 2020, October 2020 and April 2021, with each series consisting of $150.0 million principal amount, which are collectively referred to as the "Infomart Senior Notes". The Infomart Senior Notes were fair valued as of the acquisition date and the Company recognized debt premium of $8.2 million. Interest on the notes is payable semi-annually on April 2 and October 2 of each year, commencing on October 2, 2018. The Infomart Senior Notes are not redeemable prior to their maturity dates. As of June 30, 2018, debt premium, net of amortization, related to the Infomart Senior Notes was $7.2 million.
2024 Euro Senior Notes
On March 14, 2018, the Company issued €750.0 million, or approximately $929.9 million in U.S. dollars, at the exchange rate in effect on March 14, 2018, aggregate principal amount of 2.875% senior notes due March 15, 2024, which are referred to as the "2024 Euro Senior Notes". Interest on the notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2018. Debt issuance costs related to the 2024 Euro Senior Notes were $11.6 million. As of June 30, 2018, debt issuance costs related to the 2024 Euro Senior Notes, net of amortization, were $10.4 million at the exchange rate in effect on that date.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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
The 2024 Euro Senior Notes provide for optional redemption. Within 90 days of the closing of one or more equity offerings and at any time prior to the first scheduled redemption date listed in the Optional Redemption Schedule, the Company may redeem up to 35% of the aggregate principal amount of the notes outstanding, at a redemption price listed in the Optional Redemption Schedule, plus accrued and unpaid interest to the redemption date, provided that at least 65% of the aggregate principal amount of the notes issued under the supplemental indenture remains outstanding immediately after such redemption(s).
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
Maturities of Debt Instruments
The following table sets forth maturities of the Company's debt, including mortgage and loans payable, and senior notes, gross of debt issuance costs, debt discounts and debt premiums, as of June 30, 2018 (in thousands):

Years ending:
2018 (6 months remaining)	$37,797
2019	375,349
2020	375,281
2021	540,715
2022	1,569,311
Thereafter	7,064,282
Total	$9,962,735

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Fair Value of Debt Instruments
The following table sets forth the estimated fair values of the Company's mortgage and loans payable and senior notes, including current maturities, as of (in thousands):

	June 30, 2018	December 31, 2017
Mortgage and loans payable	$1,400,259	$1,464,877
Senior notes	8,485,647	7,288,673
The fair value of the mortgage and loans payable, which were not publicly traded, was estimated by considering the Company's credit rating, current rates available to the Company for debt of the same remaining maturities and terms of the debt (Level 2). The fair value of the senior notes, which were traded in the public debt market, was based on quoted market prices (Level 1).
Interest Charges
The following table sets forth total interest costs incurred and total interest costs capitalized for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense	$134,673	$119,042	$260,950	$230,726
Interest capitalized	3,484	7,999	6,798	14,399
Interest charges incurred	$138,157	$127,041	$267,748	$245,125
Total interest paid, net of capitalized interest, during the three months ended June 30, 2018 and 2017 was $111.6 million and $90.0 million, respectively. Total interest paid, net of capitalized interest, during the six months ended June 30, 2018 and 2017 was $215.3 million and $199.0 million, respectively.

9.	Commitments and Contingencies
Commitments
As a result of the Company's various IBX data center expansion projects, as of June 30, 2018, the Company was contractually committed for approximately $0.8 billion of unaccrued capital expenditures, primarily for IBX infrastructure equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. The Company also had numerous other, non-capital purchase commitments in place as of June 30, 2018, such as commitments to purchase power in select locations through the remainder of 2018 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2018 and thereafter. Such other miscellaneous purchase commitments totaled approximately $0.8 billion as of June 30, 2018. In addition, the Company entered into lease agreements in various locations for a total lease commitment of approximately $196.6 million, excluding potential lease renewals. These lease agreements will commence between April 2019 and May 2019 with lease terms of 10 to 25 years.
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

10.	Stockholders' Equity
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by components are as follows (in thousands):

	Balance as of December 31, 2017	Net Change	Cumulative Effect Adjustment	Balance as of June 30, 2018
Foreign currency translation adjustment ("CTA") loss	$(576,860)	$(275,382)	$—	$(852,242)
Unrealized gain (loss) on cash flow hedges (1)	(24,191)	31,200	—	7,009
Unrealized gain (loss) on available-for-sale securities (2)	2,124	—	(2,124)	—
Net investment hedge CTA gain (loss) (1)	(185,303)	153,480	—	(31,823)
Net actuarial gain (loss) on defined benefit plans (3)	(959)	21	—	(938)
Total	$(785,189)	$(90,681)	$(2,124)	$(877,994)

(1)	Refer to Note 5 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income.

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

Changes in foreign currencies can have a significant impact to the Company’s consolidated balance sheets (as evidenced above in the Company’s foreign currency translation loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translated into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. As of June 30, 2018, the U.S. dollar was generally stronger relative to certain of the currencies of the foreign countries in which the Company operates as compared to December 31, 2017. This overall strengthening of the U.S. dollar had an overall unfavorable impact on the Company's condensed consolidated financial position because the foreign denominations translated into less U.S. dollars as evidenced by an increase in foreign currency translation loss for the six months ended June 30, 2018 as reflected in the above table. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which the Company operates could have a significant impact on its condensed consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.
Common Stock
In August 2017, the Company entered into an equity distribution agreement with RBC Capital Market, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, establishing an "at the market" equity offering program, under which the Company may offer and sell from time to time up to an aggregate of $750.0 million of its common stock in "at the market" transactions (the "ATM Program"). For the first half of 2018, the Company sold 19,100 shares under the ATM Program, for approximately $7.6 million, net of payment of commissions to the sales agents. As of June 30, 2018, the Company had generated net proceeds of $363.3 million under the ATM Program.
Dividends
On May 2, 2018, the Company declared a quarterly cash dividend of $2.28 per share, with a record date of May 23, 2018 and a payment date of June 20, 2018. During the three months ended June 30, 2018, the Company paid a total of $181.8 million in dividends. In addition, the Company accrued an additional $2.8 million in dividends payable for restricted stock units that have not yet vested.
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
Stock-Based Compensation
In the first half of 2018, the Compensation Committee and/or the Stock Award Committee of the Company's Board of Directors, as the case may be, approved the issuance of an aggregate of 546,375 shares of restricted stock units to certain employees, including executive officers, pursuant to the 2000 Equity Incentive Plan, as part of the Company's annual refresh program. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $379.83 and a weighted-average requisite service period of 3.56 years. The valuation of restricted stock units with only a service condition or a service and performance condition require no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of the Company's stock price on the date of grant. The Company used revenues and adjusted funds from operations ("AFFO") as the performance measurements in the restricted stock units with both service and performance conditions that were granted in the first half of 2018.
The Company uses a Monte Carlo simulation option-pricing model to determine the fair value of restricted stock units with a service and market condition. The Company used total shareholder return (“TSR”) as the performance measurement in the restricted stock units with a service and market condition that were granted in 2018. There were no significant changes in the assumptions used to determine the fair value of restricted stock units with a service and market condition that were granted in 2018 compared to the prior year.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table presents, by operating expense category, the Company's stock-based compensation expense recognized in the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues	$4,607	$3,178	$8,506	$6,089
Sales and marketing	14,108	13,426	25,814	24,398
General and administrative	31,010	29,021	57,941	53,461
Total	$49,725	$45,625	$92,261	$83,948

11.	Segment Information
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Adjusted EBITDA:
Americas	$293,955	$258,151	$585,504	$456,770
EMEA	170,815	141,622	336,993	271,176
Asia-Pacific	139,234	109,535	261,022	208,936
Total adjusted EBITDA	604,004	509,308	1,183,519	936,882
Depreciation, amortization and accretion expense	(308,828)	(252,386)	(615,293)	(471,399)
Stock-based compensation expense	(49,725)	(45,625)	(92,261)	(83,948)
Acquisition costs	(30,413)	(26,402)	(35,052)	(29,427)
Income from operations	$215,038	$184,895	$440,913	$352,108

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company also provides the following additional segment disclosures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Americas	$618,275	$533,608	$1,220,902	$970,055
EMEA	383,168	322,944	762,798	637,791
Asia-Pacific	260,500	209,869	494,120	408,100
Total	$1,261,943	$1,066,421	$2,477,820	$2,015,946
Depreciation and amortization:
Americas	$159,922	$124,342	$317,500	$212,269
EMEA	88,492	78,962	181,772	155,130
Asia-Pacific	58,917	51,482	115,627	104,393
Total	$307,331	$254,786	$614,899	$471,792
Capital expenditures:
Americas	$200,277	$160,679	$347,606	$314,114
EMEA	222,377	151,485	376,768	235,069
Asia-Pacific	97,585	36,408	145,594	76,631
Total	$520,239	$348,572	$869,968	$625,814
The Company's long-lived assets are located in the following geographic areas as of (in thousands):

	June 30, 2018	December 31, 2017
Americas	$4,882,241	$4,425,077
EMEA	3,447,595	3,265,088
Asia-Pacific	2,049,079	1,704,437
Total long-lived assets	$10,378,915	$9,394,602

The following tables present revenue information disaggregated by service lines and geographic areas (in thousands):

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$433,895	$293,518	$186,172	$913,585	$861,020	$581,579	$352,370	$1,794,969
Interconnection	131,720	33,969	31,924	197,613	260,973	68,946	62,693	392,612
Managed infrastructure	18,292	29,731	21,184	69,207	36,827	60,417	43,364	140,608
Other (1)	4,980	2,364	—	7,344	6,059	4,130	—	10,189
Recurring revenues	588,887	359,582	239,280	1,187,749	1,164,879	715,072	458,427	2,338,378
Non-recurring revenues	29,388	23,586	21,220	74,194	56,023	47,726	35,693	139,442
Total	$618,275	$383,168	$260,500	$1,261,943	$1,220,902	$762,798	$494,120	$2,477,820

(1) Includes some leasing and hedging activities that are insignificant to the Company's total operations.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$374,764	$259,684	$147,783	$782,231	$674,037	$512,938	$286,778	$1,473,753
Interconnection	116,248	23,655	25,781	165,684	217,098	46,006	50,640	313,744
Managed infrastructure	17,005	19,205	21,983	58,193	32,066	36,877	43,859	112,802
Other (1)	1,903	2,037	—	3,940	2,822	5,367	—	8,189
Recurring revenues	509,920	304,581	195,547	1,010,048	926,023	601,188	381,277	1,908,488
Non-recurring revenues	23,688	18,363	14,322	56,373	44,032	36,603	26,823	107,458
Total	$533,608	$322,944	$209,869	$1,066,421	$970,055	$637,791	$408,100	$2,015,946

(1) Includes some leasing and hedging activities that are insignificant to the Company's total operations.
No single customer accounted for 10% or greater of the Company's accounts receivable or revenues for the three and six months ended June 30, 2018 and 2017.

12.	Subsequent Events
On July 26, 2018, the Company entered into an amendment to its existing credit agreement, dated as of December 12, 2017. The amendment provided a senior unsecured term loan in an aggregate principal of ¥47.5 billion or approximately $424.9 million, at the exchange rate effective on July 31, 2018. In connection with execution of this agreement, the Company drew down the full amount of the principal and also prepaid the remaining principal of its existing Japanese yen term loan of ¥43.8 billion or approximately $391.3 million.
On August 8, 2018, the Company declared a quarterly cash dividend of $2.28 per share, which is payable on September 19, 2018 to the Company's common stockholders of record as of the close of business on August 22, 2018.

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
In April 2018, as more fully described in Note 4 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we completed the acquisition of the Metronode group of companies, for a cash purchase price of A$1.033 billion, or approximately $804.2 million at the exchange rate in effect on April 18, 2018 (the "Metronode Acquisition"). We accounted for this transaction as a business combination using the acquisition method of accounting. The valuation of assets acquired and liabilities assumed are still being appraised by a third-party and as such, the purchase price allocation is not yet complete.
In April 2018, as more fully described in Note 4 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we completed the acquisition of Infomart Dallas for total consideration of approximately $805.6 million (the "Infomart Dallas Acquisition"), consisting of approximately $47.4 million in cash, subject to customary adjustments, and $758.2 million aggregate fair value of 5.000% senior unsecured notes. We accounted for this transaction as a business combination using the acquisition method of accounting. The valuation of assets acquired and liabilities assumed are still being appraised by a third-party and as such, the purchase price allocation is not yet complete.
In March 2018, as more fully described in Note 8 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we issued €750.0 million, or approximately $929.9 million in U.S. dollars, at the exchange rate in effect on March 14, 2018, aggregate principal amount of 2.875% senior notes due March 15, 2024, which are referred to as the "2024 Euro Senior Notes". Debt issuance costs related to the 2024 Euro Senior Notes were $11.6 million.
Overview
Equinix provides global data center offerings that protect and connect the world’s most valued information assets. Global enterprises, financial services companies and content and network service providers rely upon Equinix's leading insight and data centers around the world for the safehousing of their critical IT equipment and the ability to directly connect to the networks that enable today's information-driven economy. The acquisitions of Infomart Dallas and Metronode expanded the Company's total global footprint to 200 IBX data centers across 52 markets around the world. Equinix offers the following solutions: (i) premium data center colocation, (ii) interconnection and (iii) exchange and outsourced IT infrastructure solutions. As of June 30, 2018, we operated or had partner IBX data centers in Brazil, Canada, Colombia and throughout the U.S. in the Americas region; Bulgaria, Finland, France, Germany, Ireland, Italy, the Netherlands, Poland, Portugal, Spain, Sweden, Switzerland, Turkey, the United Arab Emirates and the United Kingdom in the EMEA region; and Australia, China, Hong Kong, Indonesia, Japan and Singapore in the Asia-Pacific region.

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

Our utilization rates were approximately 82% as of June 30, 2018, excluding the data centers recently acquired from Metronode, Infomart Dallas, Itconic and Zenium, and 79% as of June 30, 2017, excluding data centers acquired from the Verizon Data Center Acquisition. Excluding the impact of our IBX data center expansion projects that have opened during the last 12 months and acquisitions mentioned above, our utilization rate would have increased to approximately 84% as of June 30, 2018 and 83% as of June 30, 2017. Our utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.
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
Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during any given quarter of the past three years, more than half of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. During the three and six months ended June 30, 2018 and 2017, our largest customer accounted for approximately 3% of our recurring revenues. Our 50 largest customers accounted for approximately 39% and 36%, respectively, of our recurring revenues for the three months ended June 30, 2018 and 2017. Our 50 largest customers accounted for approximately 38% and 35%, respectively, of our recurring revenues for the six months ended June 30, 2018 and 2017.
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
Taxation as a REIT
We elected to be taxed as a real estate investment trust for federal income tax purposes ("REIT") beginning with our 2015 taxable year. As of June 30, 2018, our REIT structure included all of our data center operations in the U.S., Canada, Japan and the data center operations in Europe with the exception of Bulgaria, United Arab Emirates and a portion of Turkey. Our data center operations in other jurisdictions are operated as taxable REIT subsidiaries ("TRSs").
As a REIT, we generally are permitted to deduct from our federal taxable income the dividends we pay to our stockholders. The income represented by such dividends is not subject to federal income tax at the entity level but is taxed, if at all, at the stockholder level. Nevertheless, the income of our TRSs which hold our U.S. operations that may not be REIT compliant is subject, as applicable, to federal and state corporate income tax. Likewise, our foreign subsidiaries continue to be subject to foreign income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRSs or through qualified REIT subsidiaries ("QRSs"). We are also subject to a separate corporate income tax on any gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as (i) an asset that we held as of the effective date of our REIT election, that is, January 1, 2015, or (ii) an asset held by us or a QRS following the liquidation or other conversion of a former TRS). This built-in-gains tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset (e.g., January 1, 2015 in the case of REIT assets we held at the time of our REIT conversion), to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset. If we fail to remain qualified for federal income taxation as a REIT, we will be subject to federal income tax at regular corporate tax rates. Even if we remain qualified for federal income taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRSs’ operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules, and some may not follow them at all.
On March 21, 2018 and June 20, 2018, we paid quarterly cash dividends of $2.28 per share. On August 8, 2018, we declared a quarterly cash dividend of $2.28 per share, payable on September 19, 2018, to the common stockholders of record as of the close of business on August 22, 2018. We expect the amount of all 2018 quarterly distributions and other applicable distributions to equal or exceed the taxable income to be recognized in 2018.
On December 22, 2017, the United States enacted legislation commonly referred to as the Tax Cuts and Jobs Act ("TCJA") which contains many significant changes to the existing U.S. federal income tax laws. The TCJA retains the REIT regime, but contains many significant changes which impact REITs' taxable income subject to distribution, particularly those with global operations. We are still analyzing the new tax legislation and assessing its impact. Based on our current assessment, which is subject to further interpretation and guidance on the new tax legislation, we believe we can continue to meet all the REIT compliance requirements in the foreseeable future and the changes are not expected to meaningfully increase our tax liabilities in the U.S., as we will fully distribute our REIT taxable income.
We continue to monitor our REIT compliance in order to maintain our qualification for federal income taxation as a REIT. For this and other reasons, as necessary, we may convert some of our data center operations in other countries into the REIT structure in future periods.
Results of Operations
Our results of operations for the three and six months ended June 30, 2018 include the results of operations from the Metronode Acquisition from April 18, 2018, the Infomart Dallas Acquisition from April 2, 2018, the Zenium data center acquisition from October 6, 2017, and the Itconic acquisition from October 9, 2017. Our results of operations for the three and six months ended June 30, 2017 include the results of operations from certain colocation business acquired from Verizon (the "Verizon Data Center Acquisition") from May 1, 2017 and IO UK's data center operating business (the "IO Acquisition") from February 3, 2017.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") and issued subsequent amendments to the initial guidance, collectively referred as "Topic 606." On January 1, 2018, as more fully described in Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we adopted Topic 606. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while the comparative information has not been restated and continues to be reported under accounting standards in effect for those periods. Under the new standard, we recognize installation revenue over the contract period rather than over the estimated installation life as under the prior revenue standard. Under the new standard, we also capitalize and amortize certain costs to obtain contracts, rather than expense them immediately as under the previous standard.

Three Months Ended June 30, 2018 and 2017
Revenues. Our revenues for the three months ended June 30, 2018 and 2017 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three Months Ended June 30,				% Change
	2018	%	2017	%	Actual	Constant Currency (1)
Americas:
Recurring revenues	$588,887	47%	$509,920	48%	15%	16%
Non-recurring revenues	29,388	2%	23,688	2%	24%	24%
	618,275	49%	533,608	50%	16%	17%
EMEA:
Recurring revenues	359,582	28%	304,581	29%	18%	10%
Non-recurring revenues	23,586	2%	18,363	2%	28%	21%
	383,168	30%	322,944	31%	19%	11%
Asia-Pacific:
Recurring revenues	239,280	19%	195,547	18%	22%	20%
Non-recurring revenues	21,220	2%	14,322	1%	48%	45%
	260,500	21%	209,869	19%	24%	21%
Total:
Recurring revenues	1,187,749	94%	1,010,048	95%	18%	15%
Non-recurring revenues	74,194	6%	56,373	5%	32%	28%
	$1,261,943	100%	$1,066,421	100%	18%	16%

(1)	As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.
Americas Revenues. As compared to the three months ended June 30, 2017, revenues for our Americas region for the three months ended June 30, 2018 included approximately $54.6 million of incremental revenues from the Verizon Data Center Acquisition, which closed in May 2017, and the Infomart Dallas Acquisition, which closed in April 2018. Specifically, Americas revenues for the three months ended June 30, 2018 included three months revenue contribution from the Verizon Data Center Acquisition and the Infomart Dallas Acquisition, as compared to two months revenue contribution from the Verizon Data Center Acquisition for the same period in 2017. Our revenues from the U.S., the largest revenue contributor in the Americas region for the period, represented approximately 91% of the regional revenues during both the three months ended June 30, 2018 and 2017. Excluding revenues attributable to the Infomart Dallas and Verizon Data Center Acquisitions, our Americas revenue growth was primarily due to (i) approximately $9.7 million of revenues generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, Dallas, Toronto, Denver and Washington, D.C. metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended June 30, 2018, foreign currency fluctuations resulted in approximately $4.2 million of unfavorable foreign currency impact to our Americas revenues primarily due to a generally stronger U.S. dollar relative to the Brazilian Real during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
EMEA Revenues. Revenues for our EMEA region for the three months ended June 30, 2018 included approximately $18.1 million of incremental revenues attributable to the Itconic and Zenium data center acquisitions, which closed in October 2017. Our revenues from the UK, the largest revenue contributor in the EMEA region for the period, represented approximately 30% of the regional revenues during both the three months ended June 30, 2018 and 2017. Excluding revenues attributable to the Itconic and Zenium acquisitions, our EMEA revenue growth was primarily due to (i) approximately $26.6 million of revenues from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Dubai, Frankfurt, London, and Paris metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended June 30, 2018, foreign currency fluctuations resulted in approximately $25.2 million of favorable foreign currency impact to our EMEA revenues primarily due to a generally weaker U.S. dollar relative to the Euro and British Pound during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The foreign currency impact to EMEA revenues was partially offset by realized cash flow hedge losses.
Asia-Pacific Revenues. Revenues for our Asia-Pacific region for the three months ended June 30, 2018 included approximately $13.9 million of incremental revenues attributable to the Metronode Acquisition, which closed in April 2018. Our revenues from

Japan, the largest revenue contributor in the Asia-Pacific region for the period, represented approximately 31% and 35%, respectively, of the regional revenues during the three months ended June 30, 2018 and 2017. Excluding revenues attributable to the Metronode Acquisition, our Asia-Pacific revenue growth was primarily due to (i) approximately $7.4 million of revenue generated from our recently-opened IBX data center expansions in the Hong Kong, Sydney and Osaka metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended June 30, 2018, foreign currency fluctuations resulted in approximately $5.6 million of net favorable foreign currency impact to our Asia-Pacific revenues primarily due to a generally weaker U.S. dollar relative to Japanese Yen and Singapore Dollar during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
Cost of Revenues. Our cost of revenues for the three months ended June 30, 2018 and 2017 were split among the following geographic regions (dollars in thousands):

	Three Months Ended June 30,				% Change
	2018	%	2017	%	Actual	Constant Currency
Americas	$282,395	43%	$231,407	44%	22%	23%
EMEA	226,301	35%	175,455	34%	29%	21%
Asia-Pacific	143,105	22%	115,341	22%	24%	22%
Total	$651,801	100%	$522,203	100%	25%	22%

	Three Months Ended June 30,
	2018	2017
Cost of revenues as a percentage of revenues:
Americas	46%	43%
EMEA	59%	54%
Asia-Pacific	55%	55%
Total	52%	49%
Americas Cost of Revenues. As compared to the three months ended June 30, 2017, cost of revenues for our Americas region for the three months ended June 30, 2018 included approximately $31.3 million incremental cost of revenues from the Verizon Data Center Acquisition and the Infomart Dallas Acquisition. Excluding the impact from these acquisitions, the increase in our Americas cost of revenues for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to (i) $7.3 million higher depreciation expense primarily due to our IBX data center expansion activity; (ii) $5.8 million of higher repair and maintenance, taxes, licenses, insurance, and other cost of sales in support of our business growth; (iii) $2.0 million of higher rent and facility costs due to IBX growth and (iv) $4.2 million of higher compensation costs, including general salaries, bonuses and stock-based compensation and higher headcount growth (1,141 Americas cost of revenues employees, excluding those from the Verizon Data Center Acquisition, as of June 30, 2018 versus 1,050 as of June 30, 2017). During the three months ended June 30, 2018, foreign currency fluctuations resulted in approximately $2.7 million of favorable foreign currency impact to our Americas cost of revenues primarily due to a generally stronger U.S. dollar relative to the Brazilian Real during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. We expect Americas cost of revenues to increase as we continue to grow our business, including results from recent acquisitions.
EMEA Cost of Revenues. Cost of revenues for our EMEA region for the three months ended June 30, 2018 included approximately $10.9 million incremental cost of revenues from the Itconic and Zenium acquisitions. Excluding the impacts from these acquisitions, the increase in our EMEA cost of revenues was primarily due to (i) $11.9 million of higher utilities costs driven by IBX expansions, increased usage and price increases; (ii) $6.1 million of higher office expenses, rent and facility costs, and repair and maintenance primarily due to an increase in expansion activity and usage due to our business growth; (iii) $15.5 million of higher depreciation expense, primarily driven by expansion activity in Dubai, Amsterdam, Frankfurt and Paris, and (iv) $7.3 million of higher compensation costs, including general salaries, bonuses and stock-based compensation and higher headcount growth (1,251 EMEA cost of revenues employees as of June 30, 2018 versus 1,124 as of June 30, 2017), partially offset by a $3.2 million reduction in other cost of sales, primarily due to realized cash flow hedge gains. During the three months ended June 30, 2018, foreign currency fluctuations on our EMEA cost of revenues resulted in approximately $14.1 million of net unfavorable foreign currency impact to our EMEA cost of revenues primarily due to a generally weaker U.S. dollar relative to the Euro and British Pound during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. We expect EMEA cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Cost of revenues for our Asia-Pacific region for the three months ended June 30, 2018 included approximately $8.9 million incremental cost of revenues from the Metronode Acquisition. Excluding the impact from the Metronode Acquisition, the increase in our Asia-Pacific cost of revenues for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was primarily due to (i) $4.1 million of higher utilities costs, primarily driven by increased rates in Australia and higher usage in Japan and Hong Kong; (ii) $5.9 million of higher depreciation expense, primarily from IBX expansions in Japan, Australia and Hong Kong; (iii) $5.6 million of higher other cost of sales, primarily due to custom service orders and (iv) $2.9 million of higher rent & facility costs due to business growth. During the three months ended June 30, 2018, foreign currency fluctuations resulted in approximately $2.3 million of net unfavorable foreign currency impact to our Asia-Pacific cost of revenues primarily due to a generally weaker U.S. dollar relative to the Japanese Yen and Singapore Dollar during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business, including the impact from the Metronode Acquisition.
Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended June 30, 2018 and 2017 were split among the following geographic regions (dollars in thousands):

	Three Months Ended June 30,				% Change
	2018	%	2017	%	Actual	Constant Currency
Americas	$96,554	62%	$85,740	60%	13%	13%
EMEA	36,544	24%	36,277	26%	1%	(5)%
Asia-Pacific	21,104	14%	19,549	14%	8%	6%
Total	$154,202	100%	$141,566	100%	9%	7%

	Three Months Ended June 30,
	2018	2017
Sales and marketing expenses as a percentage of revenues:
Americas	16%	16%
EMEA	10%	11%
Asia-Pacific	8%	9%
Total	12%	13%
Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses for the three months ended June 30, 2018 was primarily due to (i) $9.4 million of incremental amortization expenses from the acquired intangible assets in connection with the Verizon Data Center Acquisition and (ii) $2.3 million of higher compensation costs, including sales compensation, general salaries and stock-based compensation and headcount growth (697 Americas sales and marketing employees, including those from the Verizon Data Center Acquisition, as of June 30, 2018 versus 626 as of June 30, 2017). For the three months ended June 30, 2018, the impact of foreign currency fluctuations on our Americas sales and marketing expenses was not significant when compared to average exchange rates of the three months ended June 30, 2017. We anticipate that we will continue to invest in Americas sales and marketing initiatives and expect our Americas sales and marketing expenses to continue to increase as we continue to grow our business, including the impact from recent acquisitions.
EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expenses did not materially change during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. For the three months ended June 30, 2018, foreign currency fluctuations on our EMEA sales and marketing expenses resulted in approximately $2.2 million of net unfavorable foreign currency impact to our EMEA sales and marketing expenses primarily due to a generally weaker U.S. dollar relative to the Euro and British Pound during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenues.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expenses did not materially change during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. For the three months ended June 30, 2018, the impact of foreign currency fluctuations on our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the three months ended June 30, 2017. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives and expect our Asia-Pacific sales and marketing expenses to continue to increase as we continue to grow our business, including the impact from the Metronode Acquisition.

General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2018 and 2017 were split among the following geographic regions (dollars in thousands):

	Three Months Ended June 30,				% Change
	2018	%	2017	%	Actual	Constant Currency
Americas	$140,812	67%	$116,986	62%	20%	21%
EMEA	46,739	22%	54,319	28%	(14)%	(18)%
Asia-Pacific	22,938	11%	20,050	10%	14%	12%
Total	$210,489	100%	$191,355	100%	10%	9%

	Three Months Ended June 30,
	2018	2017
General and administrative expenses as a percentage of revenues:
Americas	23%	22%
EMEA	12%	17%
Asia-Pacific	9%	10%
Total	17%	18%
Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $10.2 million of higher compensation costs, including general salaries, bonuses, stock-based compensation, and headcount growth (1,286 Americas general and administrative employees, including those from the Verizon Data Center Acquisition, as of June 30, 2018 versus 1,048 as of June 30, 2017); (ii) $3.6 million of higher office, rent and facilities costs and taxes, licenses, and insurance expenses in support of our business growth and (iii) $8.5 million of higher depreciation expense associated with the implementation of certain systems, including revenue, data management and cloud exchange systems, to improve our quote to order and billing processes and to support the integration and growth of our business. During the three months ended June 30, 2018, the impact of foreign currency fluctuations on our Americas general and administrative expenses was not significant when compared to average exchange rates for the three months ended June 30, 2017. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments in improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. Going forward, although we are carefully monitoring our spending, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including these investments in our back office systems, investments to maintain our REIT qualification and recent acquisitions.
EMEA General and Administrative Expenses. The decrease in our EMEA general and administrative expenses was primarily due to (i) $10.8 million of lower amortization expense as a result of fully amortizing the TelecityGroup trade names during the third quarter of 2017 and (ii) $2.5 million decrease due to realized cash flow hedge gains, partially offset by an increase of $4.3 million of compensation expenses, including general salaries, bonuses, and stock-based compensation and headcount growth (1,013 EMEA general and administrative employees as of June 30, 2018 versus 724 as of June 30, 2017). For the three months ended June 30, 2018, foreign currency fluctuations on our EMEA general and administrative expenses resulted in approximately $2.3 million of net unfavorable foreign currency impact to our EMEA general and administrative expenses primarily due to a generally weaker U.S. dollar relative to the Euro and British Pound during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth.
Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to $3.6 million of higher compensation costs, including general salaries, bonuses, stock-based compensation, and headcount growth (460 Asia-Pacific general and administrative employees as of June 30, 2018 versus 391 as of June 30, 2017). The impact of foreign currency fluctuations on our Asia-Pacific general and administrative expenses for the three months ended June 30, 2018 was not significant when compared to average exchange rates of the three months ended June 30, 2017. Going forward, although we are carefully monitoring our spending, we expect Asia-Pacific general and administrative expenses to increase as we continue to support our growth, including the impact from the Metronode Acquisition.

Acquisition Costs. During the three months ended June 30, 2018, we recorded acquisition costs totaling $30.4 million, primarily in the Asia-Pacific and Americas regions, due to our acquisitions of Metronode group of companies and Infomart Dallas. During the three months ended June 30, 2017, we recorded acquisition costs totaling $26.4 million, primarily in the Americas region, due to the Verizon Data Center Acquisition.
Income from Operations. Our income from operations for the three months ended June 30, 2018 and 2017 was split among the following geographic regions (dollars in thousands):

	Three Months Ended June 30,				% Change
	2018	%	2017	%	Actual	Constant Currency
Americas	$87,711	41%	$75,039	40%	17%	18%
EMEA	73,046	34%	54,927	30%	33%	21%
Asia-Pacific	54,281	25%	54,929	30%	(1)%	(5)%
Total	$215,038	100%	$184,895	100%	16%	12%
Americas Income from Operations. The increase in our Americas income from operations was primarily due to higher income generated from acquisitions and higher revenues as a result of our IBX data center expansion activity and organic growth as described above as well as lower acquisition costs in the current quarter as compared to the prior year. The impact of foreign currency fluctuations on our Americas income from operations for the three months ended June 30, 2018 was not significant when compared to average exchange rates of the three months ended June 30, 2017.
EMEA Income from Operations. The increase in our EMEA income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity and acquisitions, as described above, as well as lower sales and marketing and general and administrative expenses as a percentage of revenues, which was primarily due to lower amortization costs as a result of fully amortizing the TelecityGroup trade names during the third quarter of 2017. Foreign currency fluctuations on our EMEA income from operations for the three months ended June 30, 2018 resulted in approximately $6.7 million of net favorable foreign currency impact to our EMEA income from operations primarily due to a generally weaker U.S. dollar relative to the Euro and British Pound during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
Asia-Pacific Income from Operations. Our Asia-Pacific income from operations did not materially change during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Foreign currency fluctuations on our Asia-Pacific income from operations for the three months ended June 30, 2018 resulted in approximately $2.4 million of net favorable foreign currency impact to our Asia-Pacific income from operations primarily due to a generally weaker U.S. dollar relative to the Japanese Yen and Singapore Dollar during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
Interest Income. Interest income was $4.0 million and $4.4 million, respectively, for the three months ended June 30, 2018 and 2017. The decrease in interest income was driven by lower balances of cash, cash equivalents and investments, offset by higher interest yield rates for the three months ended June 30, 2018. The average annualized yield for the three months ended June 30, 2018 was 1.05% versus 0.59% for the three months ended June 30, 2017.
Interest Expense. Interest expense increased to $134.7 million for the three months ended June 30, 2018 from $119.0 million for the three months ended June 30, 2017, primarily attributable to our issuance of €750.0 million 2.875% Euro Senior Notes due 2024 in March 2018 and $750 million 5.000% Infomart Senior Notes in April 2018. The increase was partially offset by lower weighted average interest rates during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. We capitalized $3.5 million and $8.0 million of interest expense to construction in progress for the three months ended June 30, 2018 and 2017, respectively. We expect to incur higher interest expense going forward in connection with additional indebtedness that we incurred during the first half of 2018.
Other Income (Expense). We recorded net other income of $8.9 million and $1.3 million, respectively, for the three months ended June 30, 2018 and June 30, 2017, which was primarily due to foreign currency exchange gains and losses during those periods.
Loss on debt extinguishment. We recorded a $19.2 million net loss on debt extinguishment during the three months ended June 30, 2018, primarily due to the settlement of financing obligations as a result of the Infomart Dallas Acquisition. During the three months ended June 30, 2017, we recorded a $16.4 million loss on debt extinguishment as a result of lease amendments in the Asia Pacific and EMEA regions and a lease termination in connection with a real estate property purchase in the EMEA region.
Income Taxes. We operate as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ended December 31, 2018 and 2017, respectively. As such, other than built-in-gains recognized and withholding taxes, no provision for U.S. income taxes for the REIT and QRSs has been included in the accompanying condensed consolidated financial statements for the three months ended June 30, 2018 and 2017.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that may otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the three months ended June 30, 2018 and 2017.
Our accounting for deferred taxes involves weighing positive and negative evidence relating to the realizability of deferred tax assets in each tax jurisdiction. It is reasonably possible that within the next 12 months, positive evidence will be sufficient to release a significant amount of valuation allowance in certain foreign jurisdictions. The exact timing and amount of the valuation allowance releases are subject to change based on the profitability that the foreign jurisdictions are able to sustain.
For the three months ended June 30, 2018 and 2017, we recorded $6.4 million and $9.3 million of income tax expense, respectively. Our effective tax rates were 8.6% and 16.9%, respectively, for the three months ended June 30, 2018 and 2017. The decrease in the effective tax rate for the three months ended June 30, 2018 as compared to the same period in 2017 is primarily due to the reduction of net deferred tax liabilities as a result of a legal entity reorganization in our Americas region during the three months ended June 30, 2018.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gain on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to income or loss from operations. Our adjusted EBITDA for the three months ended June 30, 2018 and 2017 was split among the following geographic regions (dollars in thousands):

	Three Months Ended June 30,				% Change
	2018	%	2017	%	Actual	Constant Currency
Americas	$293,955	49%	$258,151	50%	14%	15%
EMEA	170,815	28%	141,622	28%	21%	12%
Asia-Pacific	139,234	23%	109,535	22%	27%	24%
Total	$604,004	100%	$509,308	100%	19%	16%
Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was primarily due to the Verizon Data Center Acquisition and Infomart Dallas Acquisition, higher revenues as a result of our IBX data center expansion activity and organic growth as described above. The impact of foreign currency fluctuations on our Americas adjusted EBITDA for the three months ended June 30, 2018 was not significant when compared to average exchange rates of the three months ended June 30, 2017.
EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and acquisitions, as described above, as well as lower sales and marketing and general and administrative expenses as a percentage of revenues. During the three months ended June 30, 2018, foreign currency fluctuations resulted in approximately $12.6 million of net favorable foreign currency impact to our EMEA adjusted EBITDA primarily due to a generally weaker U.S. dollar relative to the Euro and British Pound during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
Asia-Pacific Adjusted EBITDA. The increase in our Asia-Pacific adjusted EBITDA was primarily due to the Metronode Acquisition, higher revenues as a result of our IBX data center expansion activity and organic growth as described above. During the three months ended June 30, 2018, foreign currency fluctuations resulted in approximately $3.5 million of net favorable foreign currency impact to our Asia-Pacific adjusted EBITDA primarily due to a generally weaker U.S. dollar relative to Japanese Yen and Singapore Dollar during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
Six Months Ended June 30, 2018 and 2017
Revenues. Our revenues for the six months ended June 30, 2018 and 2017 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Six Months Ended June 30,				% Change
	2018	%	2017	%	Actual	Constant Currency (1)
Americas:
Recurring revenues	$1,164,879	47%	$926,023	46%	26%	26%
Non-recurring revenues	56,023	2%	44,032	2%	27%	27%
	1,220,902	49%	970,055	48%	26%	26%
EMEA:
Recurring revenues	715,072	29%	601,188	30%	19%	8%
Non-recurring revenues	47,726	2%	36,603	2%	30%	19%
	762,798	31%	637,791	32%	20%	8%
Asia-Pacific:
Recurring revenues	458,427	19%	381,277	19%	20%	16%
Non-recurring revenues	35,693	1%	26,823	1%	33%	29%
	494,120	20%	408,100	20%	21%	17%
Total:
Recurring revenues	2,338,378	95%	1,908,488	95%	23%	19%
Non-recurring revenues	139,442	5%	107,458	5%	30%	25%
	$2,477,820	100%	$2,015,946	100%	23%	19%

(1)	As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.
Americas Revenues. As compared to the six months ended June 30, 2017, revenues for our Americas region for the six months ended June 30, 2018 included approximately $189.4 million of incremental revenues from the Verizon Data Center Acquisition, which closed in May 2017, and the Infomart Dallas Acquisition, which closed in April 2018. Specifically, Americas revenues for the six months ended June 30, 2018 included six months revenue contribution from the Verizon Data Center Acquisition and three months revenue contribution from the Infomart Dallas Acquisition, as compared to two months revenue contribution from the Verizon Data Center Acquisition for the same period in 2017. Our revenues from the U.S., the largest revenue contributor in the Americas region for the period, represented approximately 91% of the regional revenues during both the six months ended June 30, 2018 and 2017. Excluding revenues attributable to the Infomart Dallas and Verizon Data Center Acquisitions, our Americas revenue growth was primarily due to (i) approximately $22.9 million of revenues generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, Dallas, Toronto, Denver and Washington, D.C. metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the six months ended June 30, 2018, foreign currency fluctuations resulted in approximately $5.1 million of unfavorable foreign currency impact to our Americas revenues primarily due to a generally stronger U.S. dollar relative to the Brazilian Real during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
EMEA Revenues. Revenues for our EMEA region for the six months ended June 30, 2018 included approximately $35.8 million of incremental revenues from the IO Acquisition, which closed in February 2017, and the Itconic and Zenium data center acquisitions, which closed in October 2017. Our revenues from the UK, the largest revenue contributor in the EMEA region for the period, represented approximately 30% and 29%, respectively, of the regional revenues during the six months ended June 30, 2018 and 2017. Excluding revenues attributable to the IO, Itconic, and Zenium acquisitions, our EMEA revenue growth was primarily due to (i) approximately $52.0 million of revenues from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Dubai, Frankfurt, London, and Paris metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the six months ended June 30, 2018, foreign currency fluctuations resulted in approximately $71.0 million of favorable foreign currency impact to our EMEA revenues primarily due to a generally weaker U.S. dollar relative to the Euro and British Pound during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The foreign currency impact to EMEA revenues was partially offset by realized cash flow hedge losses.
Asia-Pacific Revenues. Revenues for our Asia-Pacific region for the six months ended June 30, 2018 included approximately $13.9 million of incremental revenues from the Metronode Acquisition, which closed in April 2018. Our revenues from Japan, the largest revenue contributor in the Asia-Pacific region for the period, represented approximately 31% and 34%, respectively, of the regional revenues during the six months ended June 30, 2018 and 2017. Excluding revenues attributable to the Metronode Acquisition, our Asia-Pacific revenue growth was primarily due to (i) approximately $14.2 million of revenue generated from our recently-opened IBX data center expansions in the Hong Kong, Sydney and Osaka metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the six months ended June 30, 2018, foreign currency fluctuations resulted in approximately $15.5 million of net favorable foreign currency impact to our Asia-Pacific revenues primarily due to a generally weaker U.S. dollar relative to Japanese Yen and Singapore Dollar during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Cost of Revenues. Our cost of revenues for the six months ended June 30, 2018 and 2017 were split among the following geographic regions (dollars in thousands):

	Six Months Ended June 30,				% Change
	2018	%	2017	%	Actual	Constant Currency
Americas	$547,536	43%	$410,454	42%	33%	34%
EMEA	452,471	35%	348,615	35%	30%	18%
Asia-Pacific	274,224	22%	232,095	23%	18%	15%
Total	$1,274,231	100%	$991,164	100%	29%	24%

	Six Months Ended June 30,
	2018	2017
Cost of revenues as a percentage of revenues:
Americas	45%	42%
EMEA	59%	55%
Asia-Pacific	55%	57%
Total	51%	49%
Americas Cost of Revenues. As compared to the six months ended June 30, 2017, cost of revenues for our Americas region for the six months ended June 30, 2018 included approximately $94.5 million incremental cost of revenues from the Verizon Data Center Acquisition and the Infomart Dallas Acquisition. Excluding the impact from these acquisitions, the increase in our Americas cost of revenues for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to (i) $17.7 million higher depreciation expense primarily due to our IBX data center expansion activity; (ii) $2.6 million higher utilities costs, primarily due to increased usage; (iii) $8.3 million of higher repair and maintenance, taxes, licenses, insurance, and other cost of sales in support of our business growth; (iv) $4.8 million of higher rent and facility costs due to new fuel cell leases and IBX growth and (v) $8.6 million of higher compensation costs, including general salaries, bonuses and stock-based compensation and higher headcount growth (1,141 Americas cost of revenues employees, excluding those from the Verizon Data Center Acquisition, as of June 30, 2018 versus 1,050 as of June 30, 2017). During the six months ended June 30, 2018, foreign currency fluctuations resulted in approximately $3.2 million of favorable foreign currency impact to our Americas cost of revenues primarily due to a generally stronger U.S. dollar relative to the Brazilian Real during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. We expect Americas cost of revenues to increase as we continue to grow our business, including results from recent acquisitions.
EMEA Cost of Revenues. Cost of revenues for our EMEA region for the six months ended June 30, 2018 included approximately $25.0 million incremental cost of revenues from the IO, Itconic, and Zenium acquisitions. Excluding the impacts from these acquisitions, the increase in our EMEA cost of revenues was primarily due to (i) $24.2 million of higher utilities costs driven by IBX expansions and increased power usage, primarily due to warmer temperatures requiring increased cooling; (ii) $15.0 million of higher office expenses, rent and facility costs, and repair and maintenance primarily due to an increase in expansion activity and usage due to our business growth; (iii) $34.6 million of higher depreciation expense, primarily driven by expansion activity in Dubai, Amsterdam, Frankfurt and Paris, and (iv) $13.3 million of higher compensation costs, including general salaries, bonuses and stock-based compensation and higher headcount growth (1,251 EMEA cost of revenues employees as of June 30, 2018 versus 1,124 as of June 30, 2017), partially offset by a $12.6 million reduction in other cost of sales, primarily due to realized cash flow hedge gains. During the six months ended June 30, 2018, foreign currency fluctuations on our EMEA cost of revenues resulted in approximately $40.1 million of net unfavorable foreign currency impact to our EMEA cost of revenues primarily due to a generally weaker U.S. dollar relative to the Euro and British Pound during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. We expect EMEA cost of revenues to increase as we continue to grow our business.

Asia-Pacific Cost of Revenues. Cost of revenues for our Asia-Pacific region for the six months ended June 30, 2018 included approximately $8.9 million incremental cost of revenues from the Metronode Acquisition. Excluding the impact from the Metronode Acquisition, the increase in our Asia-Pacific cost of revenues for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily due to (i) $14.6 million of higher utilities costs, rent and facility costs and repairs and maintenance expense, primarily driven by higher usage in Japan, Australia and Hong Kong; (ii) $11.5 million of higher depreciation expense, primarily from IBX expansions in Japan, Australia and Hong Kong; (iii) $6.1 million of higher other cost of sales, primarily due to custom service orders, and (iv) $2.6 million of higher compensation costs, including general salaries, bonuses and stock-based compensation and higher headcount growth (815 Asia-Pacific cost of revenues employees as of June 30, 2018 versus 787 as of June 30, 2017). During the six months ended June 30, 2018, foreign currency fluctuations resulted in approximately $7.3 million of net unfavorable foreign currency impact to our Asia-Pacific cost of revenues primarily due to a generally weaker U.S. dollar relative to the Japanese Yen and Singapore Dollar during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business, including the impact from the Metronode acquisition.
Sales and Marketing Expenses. Our sales and marketing expenses for the six months ended June 30, 2018 and 2017 were split among the following geographic regions (dollars in thousands):

	Six Months Ended June 30,				% Change
	2018	%	2017	%	Actual	Constant Currency
Americas	$194,517	62%	$152,389	56%	28%	28%
EMEA	76,607	24%	77,948	29%	(2)%	(10)%
Asia-Pacific	42,854	14%	40,156	15%	7%	4%
Total	$313,978	100%	$270,493	100%	16%	13%

	Six Months Ended June 30,
	2018	2017
Sales and marketing expenses as a percentage of revenues:
Americas	16%	16%
EMEA	10%	12%
Asia-Pacific	9%	10%
Total	13%	13%
Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses for the six months ended June 30, 2018 was primarily due to (i) $38.1 million of amortization from the acquired intangible assets in connection with the Verizon Data Center Acquisition and (ii) $3.7 million of higher compensation costs, including sales compensation, general salaries and stock-based compensation and headcount growth (697 Americas sales and marketing employees, including those from the Verizon Data Center Acquisition, as of June 30, 2018 versus 626 as of June 30, 2017). For the six months ended June 30, 2018, the impact of foreign currency fluctuations on our Americas sales and marketing expenses was not significant when compared to average exchange rates of the six months ended June 30, 2017. We anticipate that we will continue to invest in Americas sales and marketing initiatives and expect our Americas sales and marketing expenses to continue to increase as we continue to grow our business, including the impact from recent acquisitions.
EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expenses did not materially change during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. For the six months ended June 30, 2018, foreign currency fluctuations on our EMEA sales and marketing expenses resulted in approximately $6.5 million of net unfavorable foreign currency impact to our EMEA sales and marketing expenses primarily due to a generally weaker U.S. dollar relative to the Euro and British Pound during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenues.

Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to $2.5 million of higher compensation costs, including sales compensation, general salaries and stock-based compensation and headcount growth (299 Asia-Pacific sales and marketing employees as of June 30, 2018 versus 290 as of June 30, 2017). For the six months ended June 30, 2018, the impact of foreign currency fluctuations on our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the six months ended June 30, 2017. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives and expect our Asia-Pacific sales and marketing expenses to continue to increase as we continue to grow our business, including the impact from the Metronode acquisition.
General and Administrative Expenses. Our general and administrative expenses for the six months ended June 30, 2018 and 2017 were split among the following geographic regions (dollars in thousands):

	Six Months Ended June 30,				% Change
	2018	%	2017	%	Actual	Constant Currency
Americas	$276,689	67%	$225,320	60%	23%	23%
EMEA	93,589	23%	107,636	29%	(13)%	(19)%
Asia-Pacific	43,368	10%	39,798	11%	9%	5%
Total	$413,646	100%	$372,754	100%	11%	9%

	Six Months Ended June 30,
	2018	2017
General and administrative expenses as a percentage of revenues:
Americas	23%	23%
EMEA	12%	17%
Asia-Pacific	9%	10%
Total	17%	18%
Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $23.1 million of higher compensation costs, including general salaries, bonuses, stock-based compensation, and headcount growth (1,286 Americas general and administrative employees, including those from the Verizon Data Center Acquisition, as of June 30, 2018 versus 1,048 as of June 30, 2017); (ii) $6.9 million of higher office, rent and facilities costs and consulting expenses in support of our business growth and (iii) $16.0 million of higher depreciation expense associated with the implementation of certain systems, including revenue, data management and cloud exchange systems, to improve our quote to order and billing processes and to support the integration and growth of our business. During the six months ended June 30, 2018, the impact of foreign currency fluctuations on our Americas general and administrative expenses was not significant when compared to average exchange rates for the six months ended June 30, 2017. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments in improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. Going forward, although we are carefully monitoring our spending, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including these investments in our back office systems, investments to maintain our REIT qualification and recent acquisitions.
EMEA General and Administrative Expenses. The decrease in our EMEA general and administrative expenses was primarily due to (i) $21.2 million of lower amortization expense as a result of fully amortizing the TelecityGroup trade names during the third quarter of 2017 and (ii) $6.1 million decrease due to realized cash flow hedge gains, partially offset by an increase of $14.0 million of compensation expenses, including general salaries, bonuses, and stock-based compensation and headcount growth (1,013 EMEA general and administrative employees as of June 30, 2018 versus 724 as of June 30, 2017). For the six months ended June 30, 2018, foreign currency fluctuations on our EMEA general and administrative expenses resulted in approximately $6.6 million of net unfavorable foreign currency impact to our EMEA general and administrative expenses primarily due to a generally weaker U.S. dollar relative to the Euro and British Pound during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth.

Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to $7.0 million of higher compensation costs, including general salaries, bonuses, stock-based compensation, and headcount growth (460 Asia-Pacific general and administrative employees as of June 30, 2018 versus 391 as of June 30, 2017). The impact of foreign currency fluctuations on our Asia-Pacific general and administrative expenses for the six months ended June 30, 2018 was not significant when compared to average exchange rates of the six months ended June 30, 2017. Going forward, although we are carefully monitoring our spending, we expect Asia-Pacific general and administrative expenses to increase as we continue to support our growth, including the impact from the Metronode acquisition.
Acquisition Costs. During the six months ended June 30, 2018, we recorded acquisition costs totaling $35.1 million, primarily in the Asia-Pacific and Americas regions, due to our acquisitions of Metronode group of companies and Infomart Dallas. During the six months ended June 30, 2017, we recorded acquisition costs totaling $29.4 million, primarily in the Americas region, due to the Verizon Data Center Acquisition.
Income from Operations. Our income from operations for the six months ended June 30, 2018 and 2017 was split among the following geographic regions (dollars in thousands):

	Six Months Ended June 30,				% Change
	2018	%	2017	%	Actual	Constant Currency
Americas	$189,447	43%	$156,149	45%	21%	22%
EMEA	137,149	31%	99,908	28%	37%	20%
Asia-Pacific	114,317	26%	96,051	27%	19%	13%
Total	$440,913	100%	$352,108	100%	25%	19%
Americas Income from Operations. The increase in our Americas income from operations was primarily due to higher income generated from acquisitions, higher revenues as a result of our IBX data center expansion activity and organic growth as described above as well as lower acquisition costs in the current year as compared to the prior year. The impact of foreign currency fluctuations on our Americas income from operations for the six months ended June 30, 2018 was not significant when compared to average exchange rates of the six months ended June 30, 2017.
EMEA Income from Operations. The increase in our EMEA income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity and acquisitions, as described above, as well as lower sales and marketing and general and administrative expenses as a percentage of revenues, which was primarily due to lower amortization costs as a result of fully amortizing the TelecityGroup trade names during the third quarter of 2017. Foreign currency fluctuations on our EMEA income from operations for the six months ended June 30, 2018 resulted in approximately $17.7 million of net favorable foreign currency impact to our EMEA income from operations primarily due to a generally weaker U.S. dollar relative to the Euro and British Pound during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Asia-Pacific Income from Operations. The increase in our Asia-Pacific income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above and lower operating expenses as a percentage of revenues, especially cost of sales. Foreign currency fluctuations on our Asia-Pacific income from operations for the six months ended June 30, 2018 resulted in approximately $5.7 million of net favorable foreign currency impact to our Asia-Pacific income from operations primarily due to a generally weaker U.S. dollar relative to the Japanese Yen and Singapore Dollar during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Interest Income. Interest income was $8.6 million and $7.5 million, respectively, for the six months ended June 30, 2018 and 2017. The average annualized yield for the six months ended June 30, 2018 was 1.05% versus 0.51% for the six months ended June 30, 2017.
Interest Expense. Interest expense increased to $261.0 million for the six months ended June 30, 2018 from $230.7 million for the six months ended June 30, 2017, primarily attributable to our issuance of the €750.0 million 2.875% Euro Senior Notes due 2024 in March 2018 and $750 million 5.000% Infomart Senior Notes in April 2018. The increase was partially offset by lower weighted average interest rates during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. We capitalized $6.8 million and $14.4 million of interest expense to construction in progress for the six months ended June 30, 2018 and 2017, respectively. We expect to incur higher interest expense going forward in connection with additional indebtedness that we incurred during the first half of 2018.

Other Income (Expense). We recorded net other income of $5.8 million and $1.6 million, respectively, for the six months ended June 30, 2018 and June 30, 2017, which was primarily due to foreign currency exchange gains and losses during those periods.
Loss on debt extinguishment. We recorded a $40.7 million net loss on debt extinguishment during the six months ended June 30, 2018, primarily due to the extinguishment of financing obligations as a result of the Infomart Dallas Acquisition and the SK2 land and building purchase. During the six months ended June 30, 2017, we recorded a $19.9 million loss on debt extinguishment as a result of lease amendments in the Asia Pacific and EMEA regions and lease terminations in connection with real estate property purchases in the Americas and EMEA regions.
Income Taxes. We operate as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ended December 31, 2018 and 2017, respectively. As such, other than built-in-gains recognized and withholding taxes, no provision for U.S. income taxes for the REIT and QRSs has been included in the accompanying condensed consolidated financial statements for the six months ended June 30, 2018 and 2017.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that may otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the six months ended June 30, 2018 and 2017.
Our accounting for deferred taxes involves weighing positive and negative evidence relating to the realizability of deferred tax assets in each tax jurisdiction. It is reasonably possible that within the next 12 months, positive evidence will be sufficient to release a significant amount of valuation allowance in certain foreign jurisdictions. The exact timing and amount of the valuation allowance releases are subject to change based on the profitability that the foreign jurisdictions are able to sustain.
For the six months ended June 30, 2018 and 2017, we recorded $23.1 million and $22.7 million of income tax expense, respectively. Our effective tax rates were 15.0% and 20.5%, respectively, for the six months ended June 30, 2018 and 2017. The decrease in the effective tax rate for the six months ended June 30, 2018 as compared to the same period in 2017 is primarily due to the reduction of net deferred tax liabilities as a result of a legal entity reorganization in our Americas region during the six months ended June 30, 2018.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gain on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to income or loss from operations. Our adjusted EBITDA for the six months ended June 30, 2018 and 2017 was split among the following geographic regions (dollars in thousands):

	Six Months Ended June 30,				% Change
	2018	%	2017	%	Actual	Constant Currency
Americas	$585,504	50%	$456,770	49%	28%	29%
EMEA	336,993	28%	271,176	29%	24%	12%
Asia-Pacific	261,022	22%	208,936	22%	25%	21%
Total	$1,183,519	100%	$936,882	100%	26%	22%
Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was primarily due to the Verizon Data Center Acquisition and the Infomart Dallas Acquisition, higher revenues as a result of our IBX data center expansion activity and organic growth as described above. The impact of foreign currency fluctuations on our Americas adjusted EBITDA for the six months ended June 30, 2018 was not significant when compared to average exchange rates of the six months ended June 30, 2017.
EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and acquisitions, as described above, as well as lower sales and marketing and general and administrative expenses as a percentage of revenues. During the six months ended June 30, 2018, foreign currency fluctuations resulted in approximately $34.5 million of net favorable foreign currency impact to our EMEA adjusted EBITDA primarily due to a generally weaker U.S. dollar relative to the Euro and British Pound during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Asia-Pacific Adjusted EBITDA. The increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above and lower cost of revenues as a percentage of revenues. During the six months ended June 30, 2018, foreign currency fluctuations resulted in approximately $9.0 million of net favorable foreign currency impact to our Asia-Pacific adjusted EBITDA primarily due to a generally weaker U.S. dollar relative to Japanese Yen and Singapore Dollar during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Non-GAAP Financial Measures
We provide all information required in accordance with GAAP, but we believe that evaluating our ongoing operating results may be difficult if limited to reviewing only GAAP financial measures. Accordingly, we use non-GAAP financial measures to evaluate our operations.
Non-GAAP financial measures are not a substitute for financial information prepared in accordance with GAAP. Non-GAAP financial measures should not be considered in isolation but should be considered together with the most directly comparable GAAP financial measures and the reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures. We have presented such non-GAAP financial measures to provide investors with an additional tool to evaluate our operating results in a manner that focuses on what management believes to be our core, ongoing business operations. We believe that the inclusion of these non-GAAP financial measures provides consistency and comparability with past reports and provides a better understanding of the overall performance of the business and ability to perform in subsequent periods. We believe that if we did not provide such non-GAAP financial information, investors would not have all the necessary data to analyze Equinix effectively.
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

Adjusted EBITDA
We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs, and gain on asset sales as presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income from operations	$215,038	$184,895	$440,913	$352,108
Depreciation, amortization, and accretion expense	308,828	252,386	615,293	471,399
Stock-based compensation expense	49,725	45,625	92,261	83,948
Acquisition costs	30,413	26,402	35,052	29,427
Adjusted EBITDA	$604,004	$509,308	$1,183,519	$936,882
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
We use AFFO to evaluate our performance on a consolidated basis and as a metric in the determination of employees’ annual bonuses beginning in 2015 and vesting of restricted stock units that were granted beginning in 2015 and that have both service and performance conditions. In presenting AFFO, we exclude certain items that we believe are not good indicators of our current or future operating performance. AFFO represents FFO excluding depreciation and amortization expense on non-real estate assets, accretion, stock-based compensation, restructuring charges, impairment charges, acquisition costs, an installation revenue adjustment, a straight-line rent expense adjustment, a contract cost adjustment, amortization of deferred financing costs and debt discounts and premiums, gain (loss) on debt extinguishment, an income tax expense adjustment, recurring capital expenditures and adjustments for unconsolidated joint ventures' and noncontrolling interests’ share of these items and net income (loss) from discontinued operations, net of tax. The adjustments for installation revenue, straight-line rent expense and contract costs are intended to isolate the cash activity included within the straight-lined or amortized results in the condensed consolidated statement of operations. We exclude the amortization of deferred financing costs and debt discounts and premiums as these expenses relate to the initial costs incurred in connection with debt financings that have no current or future cash obligations. We exclude gain (loss) on debt extinguishment since it generally represents the write-off of initial costs incurred in connection with debt financings or a cost that is incurred to reduce future interest costs and is not a good indicator of our current or future operating performance. We include an income tax expense adjustment, which represents the non-cash tax impact due to changes in valuation allowances, uncertain tax positions and deferred taxes that do not relate to current period’s operations. We deduct recurring capital expenditures, which represent expenditures to extend the useful life of its IBX data centers or other assets that are required to support current revenues. We also exclude net income (loss) from discontinued operations, net of tax, which represents results that may not recur and are not a good indicator of our current future operating performance.

Our FFO and AFFO for the three and six months ended June 30, 2018, and 2017 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$67,618	$45,805	$130,512	$87,867
Adjustments:
Real estate depreciation	221,029	175,387	443,884	334,801
(Gain) loss on disposition of real estate property	878	(1,460)	5,884	(2,098)
Adjustments for FFO from unconsolidated joint ventures	—	28	—	56
FFO	$289,525	$219,760	$580,280	$420,626

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
FFO	$289,525	$219,760	$580,280	$420,626
Adjustments:
Installation revenue adjustment	840	6,939	2,999	11,614
Straight-line rent expense adjustment	1,664	1,015	3,965	3,424
Contract cost adjustment	(4,384)	—	(7,739)	—
Amortization of deferred financing costs and debt discounts and premiums	3,362	4,130	7,461	15,710
Stock-based compensation expense	49,725	45,625	92,261	83,948
Non-real estate depreciation expense	35,267	29,241	69,364	57,816
Amortization expense	51,035	50,158	101,651	79,175
Accretion expense (adjustment)	1,497	(2,400)	394	(393)
Recurring capital expenditures	(42,206)	(37,869)	(77,437)	(60,541)
Loss on debt extinguishment	19,215	16,444	40,706	19,947
Acquisition costs	30,413	26,402	35,052	29,427
Income tax expense adjustment	(7,827)	674	(6,255)	3,483
Adjustments for AFFO from unconsolidated joint ventures	—	(5)	—	(12)
AFFO	$428,126	$360,114	$842,702	$664,224
Our AFFO results have improved due to the improved operating results discussed earlier in "Results of Operations," as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in "Overview."
Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies such as the Euro, British Pound, Japanese Yen, Singapore Dollar, Australian Dollar and Brazilian Real. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Our constant currency calculation does not take into consideration our existing hedging activities. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the six months ended June 30, 2017 are used as exchange rates for the six months ended June 30, 2018 when comparing the six months ended June 30, 2018 with the six months ended June 30, 2017).
Liquidity and Capital Resources
As of June 30, 2018, our total indebtedness was comprised of debt and financing obligations totaling $11.5 billion consisting of (a) $8,560.4 million of principal from our senior notes, (b) approximately $1,511.6 million from our capital lease and other financing obligations, and (c) $1,402.4 million of principal from our mortgage and loans payable (gross of debt issuance cost, debt discount, plus debt premium).
We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, payment of expenses related to our REIT integration activities, payment of regular dividends and completion of our publicly-announced expansion projects.
In March 31, 2018, we issued €750.0 million 2.875% Euro Senior Notes due 2024. On April 2, 2018, we completed the Infomart Dallas Acquisition for a purchase price of approximately $805.6 million, which was funded with approximately $47.4 million in cash and $758.2 million aggregate fair value of 5.000% senior unsecured notes. On April 18, 2018, we completed the Metronode Acquisition for a cash purchase price of A$1.033 billion or approximately $804.2 million at the exchange rate in effect on April 18, 2018. As of June 30, 2018, we had $988.7 million of cash, cash equivalents and short-term and long-term investments, of which approximately $532.5 million was held in the U.S. We believe that our current expansion activities in the U.S. can be funded with our U.S.-based cash and cash equivalents and investments. In addition to our cash and investment portfolio, we have additional liquidity available to us from our $2.0 billion revolving facility and the ATM program as described below.
As of June 30, 2018, we had 43 irrevocable letters of credit totaling $62.7 million issued and outstanding under the revolving facility. As a result, we had a total of approximately $1.9 billion of additional liquidity available to us under the revolving facility.
In August 2017, we entered into an equity distribution agreement to sell up to $750.0 million of common stock in at the market ("ATM") offerings. During the first half of 2018, we sold 19,100 shares under the ATM Program, for approximately $7.6 million, net of payment of commissions to the sales agents. As of June 30, 2018, we had generated net proceeds of $363.3 million under the ATM program.
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
Sources and Uses of Cash

	Six Months Ended June 30,
	2018	2017
	(dollars in thousands)
Net cash provided by operating activities	$839,635	$553,844
Net cash used in investing activities	(1,730,000)	(4,253,082)
Net cash provided by financing activities	467,743	4,012,349
Operating Activities. Cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary use of cash from our operating activities includes compensation and related costs, interest payments, other general corporate expenditures and taxes. Net cash provided by operating activities increased from the six months ended June 30, 2017 to the six months ended June 30, 2018 primarily due to improved operating results offset by timing of payments of our purchases and increases in cash paid for cost of revenues, operating expenses, interest expense and income taxes.
Investing Activities. The net cash used in investing activities for the six months ended June 30, 2018 was primarily due to capital expenditures of $870.0 million as a result of our expansion activity, business acquisitions of approximately $831.0 million, primarily related to the Metronode Acquisition, purchase of investments of $54.4 million, and purchases of real estate of $41.8 million, partially offset by proceeds from sales and maturities of investments of $67.2 million. The net cash used in investing activities for the six months ended June 30, 2017 was primarily due to business acquisitions of approximately $3.6 billion, primarily the Verizon Data Center Acquisition, capital expenditures of $625.8 million as a result of our expansion activity, purchases of real estate of $48.6 million, partially offset by proceeds from asset sales of $47.8 million.
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
Financing Activities. The net cash provided by financing activities for the six months ended June 30, 2018 was primarily due to the issuance of €750.0 million 2.875% Euro Senior Notes due 2024, or approximately $929.9 million in U.S. dollars, at the exchange rate in effect on March 14, 2018 and proceeds from employee awards of $25.9 million, partially offset by dividend distributions of $368.8 million, repayments of capital lease and other financing obligations of $69.9 million, repayments of mortgage and loans payable of $25.4 million, payment of debt extinguishment costs of $20.6 million, and payment of debt issuance costs of $11.6 million. The net cash provided by financing activities for the six months ended June 30, 2017 was primarily related to funding the Verizon Data Center Acquisition; we borrowed the full amount of our €1.0 billion Term B-2 Loan, or approximately $1.1 billion at the exchange rate in effect on January 6, 2017, issued $1.25 billion of 5.375% senior notes due 2027 and sold 6,069,444 shares of common stock in a public offering for net proceeds of $2.1 billion. Other financing activities included dividend distributions of $304.4 million, debt issuance costs of $40.6 million, repayments of capital lease and other financing obligations of $44.5 million and repayments of mortgage and loans payable of $42.3 million, and partially offset by proceeds from employee awards of $20.1 million. Going forward, we expect that our financing activities will include repayment and refinancing of our existing debt and incremental financings needed to support expansion opportunities, additional acquisitions or joint ventures, and the payment of our regular cash dividends.
Contractual Obligations and Off-Balance-Sheet Arrangements
We lease a majority of our IBX data centers and certain equipment under non-cancellable lease agreements expiring through 2065. The following represents our debt maturities, financings, leases and other contractual commitments as of June 30, 2018 (in thousands):

	2018 (6 months)	2019	2020	2021	2022	Thereafter	Total
Term loans and other loans payable (1)	$37,797	$75,349	$75,281	$390,715	$819,311	$3,932	$1,402,385
Senior notes (1)	—	300,000	300,000	150,000	750,000	7,060,350	8,560,350
Interest (2)	213,564	412,925	396,524	379,182	349,314	883,665	2,635,174
Capital lease and other financing obligations (3)	99,139	167,555	167,275	166,428	166,305	1,563,071	2,329,773
Operating leases (4)	91,781	179,437	169,326	158,203	153,659	1,244,509	1,996,915
Other contractual commitments (5)	1,165,436	142,587	42,468	21,341	19,921	147,134	1,538,887
Asset retirement obligations (6)	—	12,353	2,886	3,879	11,406	66,214	96,738
	$1,607,717	$1,290,206	$1,153,760	$1,269,748	$2,269,916	$10,968,875	$18,560,222

(1)	Represents principal and unamortized mortgage premium only.

(2)
Represents interest on mortgage payable, loans payable, senior notes and term loans based on their respective interest rates as of June 30, 2018, as well as the credit facility fee for the revolving credit facility.

(3)	Represents principal and interest.

(4)	Represents minimum operating lease payments, excluding potential lease renewals.

(5)	Represents off-balance sheet arrangements. Other contractual commitments are described below.

(6)	Represents liability, net of future accretion expense.
In connection with certain of our leases and other contracts requiring deposits, we entered into 43 irrevocable letters of credit totaling $62.7 million under the revolving credit facility. These letters of credit were provided in lieu of cash deposits. If beneficiaries of the letters of credit were to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the revolving credit facility. These contingent commitments are not reflected in the table above.

We had accrued liabilities related to uncertain tax positions totaling approximately $108.3 million as of June 30, 2018. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.
As of June 30, 2018, we were contractually committed for $763.1 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2018 and thereafter, is reflected in the table above as "other contractual commitments."
We had other non-capital purchase commitments in place as of June 30, 2018, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2018 and beyond. Such other purchase commitments as of June 30, 2018, which total $775.8 million, are also reflected in the table above as "other contractual commitments."
Additionally, we entered into lease agreements in various locations for a total lease commitment of approximately $196.6 million, excluding potential lease renewals. These lease agreements will commence between April 2019 and May 2019 with lease terms of 10 to 25 years, which are not reflected in the table above.
On October 13, 2017, we entered into an agreement to purchase certain real property in Sydney, Australia, for a purchase price of A$110.0 million or approximately $86.7 million at the exchange rate in effect on October 13, 2017, subject to certain closing conditions, which is not reflected in the table above. The transaction was closed on August 2, 2018.
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
Market Risk
There have been no significant changes in our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the six months ended June 30, 2018 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2017, other than factors discussed below.
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
We have entered into various foreign currency loans and senior notes. As of June 30, 2018, the total principal amount of foreign currency loans and senior notes was $4,565.0 million, including $3,210.4 million denominated in Euro, $651.5 million denominated in British Pound, $394.6 million denominated in Japanese Yen and $308.5 million denominated in Swedish Krona. As of June 30, 2018, we have designated $3,864.4 million of the total principal amount of foreign currency loans and senior notes as net investments hedges against our net investments in foreign subsidiaries. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge, except the ineffective portion and forward points, are recorded as a component of other comprehensive income in the consolidated balance sheets. We did not record any ineffectiveness during the six months ended June 30, 2018.
Fluctuations in the exchange rates between these foreign currencies (i.e. Euro, British Pound, Swedish Krona and Japanese Yen) and the U.S. Dollar will impact the amount of U.S. dollars that we will require to settle the foreign currency loans and senior notes at maturity. If the U.S. Dollar would have been weaker or stronger by 10% in comparison to these foreign currencies as of June 30, 2018, we estimate our obligation to cash settle the principal of these foreign currency loans and senior notes in U.S. dollars would have increased or decreased by approximately $456.5 million respectively.
The U.S. dollar strengthened relative to certain of the currencies of the foreign countries in which we operate during the six months ended June 30, 2018. This has significantly impacted our condensed consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. dollar will continue to have a significant impact to us in future periods.
With the existing cash flow hedges in place, a hypothetical additional 10% strengthening of the U.S. dollar for the six months ended June 30, 2018 would have resulted in a reduction of our revenues and operating expenses including depreciation and amortization expense by approximately $71.1 million and $74.4 million, respectively.
With the existing cash flow hedges in place, a hypothetical additional 10% weakening of the U.S. dollar for the six months ended June 30, 2018 would have resulted in an increase of our revenues and operating expenses including depreciation and amortization expense by approximately $88.5 million and $90.7 million, respectively.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate 10% increase or decrease in current interest rates from their position as of June 30, 2018 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations. However, the interest expense associated with our senior credit facility and term loans, that bear interest at variable rates, could be affected. For every 100 basis point increase or decrease in interest rates, our annual interest expense could increase by a total of approximately $12.5 million or decrease by a total of approximately $4.7 million based on the total balance of our primary borrowings under the Term A loan facility and the Japanese yen term loan as of June 30, 2018. As of June 30, 2018, we had not employed any interest rate derivative products against our debt obligations. However, we may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.

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
(b) Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented certain internal controls related to the adoption of ASC 606, Revenue from Contracts with Customers, to ensure we adequately evaluated our contracts and properly assessed the impact of the new revenue recognition standard on our financial statements to facilitate its adoption effective January 1, 2018.

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

•	the possibility that future acquisitions may trigger property tax reassessments resulting in a substantial increase to our property taxes beyond that which we anticipated;

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

•
the possibility of pre-existing undisclosed liabilities, including, but not limited to, lease or landlord related liability, environmental liability or asbestos liability, for which insurance coverage may be insufficient or unavailable, or other issues not discovered in the diligence process; and

•
the possibility that we receive limited or incorrect information about the acquired business in the diligence process. For example, we have not received all of the customer contracts associated with Verizon’s colocation business, which affects our visibility into customer termination rights and could expose us to additional liabilities.

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows. If an acquisition does not proceed or is materially delayed for any reason, the price of our common stock may be adversely impacted and we will not recognize the anticipated benefits of the acquisition.
We cannot assure that the price of any future acquisitions of IBX data centers will be similar to prior IBX data center acquisitions. In fact, we expect costs required to build or render new IBX data centers operational to increase in the future. If our revenue does not keep pace with these potential acquisition and expansion costs, we may not be able to maintain our current or expected margins as we absorb these additional expenses. There is no assurance we would successfully overcome these risks, or any other problems encountered with these acquisitions.
Our substantial debt could adversely affect our cash flows and limit our flexibility to raise additional capital.
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of June 30, 2018, our total indebtedness (gross of debt issuance cost, debt discount, and debt premium) was approximately $11.5 billion, our stockholders' equity was $6.9 billion and our cash, cash equivalents, and investments totaled $1.0 billion. In addition, as of June 30, 2018, we had approximately $1.9 billion of additional liquidity available to us from our $2.0 billion revolving credit facility. Some of our debt contains covenants which may limit our operating flexibility. In addition to our substantial debt, we lease a majority of our IBX data centers and certain equipment under non-cancellable lease agreements, some of which are accounted for as operating leases. As of June 30, 2018, our total minimum operating lease commitments under those lease agreements, excluding potential lease renewals, was approximately $2.0 billion, which represents off-balance sheet commitments.
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
If we cannot effectively manage our international operations, and successfully implement our international expansion plans, or comply with evolving laws and regulations, our revenues may not increase, and our business and results of operations would be harmed.
For the years ended December 31, 2017, 2016 and 2015, we recognized approximately 55%, 57% and 49%, respectively, of our revenues outside the U.S. We currently operate outside of the U.S. in Canada, Brazil, Colombia, EMEA and Asia-Pacific.
To date, the network neutrality of our IBX data centers and the variety of networks available to our customers has often been a competitive advantage for us. In certain of our acquired IBX data centers in the Asia-Pacific region, the limited number of carriers available reduces that advantage. As a result, we may need to adapt our key revenue-generating offerings and pricing to be competitive in those markets. In addition, we are currently undergoing expansions or evaluating expansion opportunities outside of the U.S. Undertaking and managing expansions in foreign jurisdictions may present unanticipated challenges to us.
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
Geo-political events, such as Brexit, may increase the likelihood of the listed risks to occur. With respect to Brexit, it is possible that the level of economic activity in the United Kingdom and the rest of Europe will be adversely impacted and that we will face increased regulatory and legal complexities in these regions which could have an adverse impact on our business and employees in EMEA and could adversely affect our financial condition and results of operations. In addition, compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include the General Data Protection Regulation (GDPR) and other data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, economic and trade sanctions, U.S. laws such as the Foreign Corrupt Practices Act and local laws which also prohibit corrupt payments to governmental officials. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our offerings in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and operating results. Our success depends, in part, on our ability to anticipate and address these risks and manage these difficulties.
Economic and political uncertainty in developing markets could adversely affect our revenue and earnings.
We conduct business and are contemplating expansion in developing markets with economies and governments that tend to be more volatile than those in the U.S. and Western Europe. The risk of doing business in developing markets such as Brazil, China, Colombia, India, Indonesia, Oman, Russia, Turkey, the United Arab Emirates and other economically volatile areas could adversely affect our operations and earnings. Such risks include the financial instability among customers in these regions, political instability, fraud or corruption and other non-economic factors such as irregular trade flows that need to be managed successfully with the help of the local governments. In addition, commercial laws in some developing countries can be vague, inconsistently administered and retroactively applied. If we are deemed to be not in compliance with applicable laws in developing countries where we conduct business, our prospects and business in those countries could be harmed, which could then have a material adverse impact on our results of operations and financial position. Our failure to successfully manage economic, political and other risks relating to doing business in developing countries and economically and politically volatile areas could adversely affect our business.
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
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. In August 2017, we established an "at-the-market" stock offering program (the "ATM Program") through which we may, from time to time, issue and sell shares of our common stock having an aggregate gross sales price of up to $750.0 million to or through sales agents. We may also seek authorization to sell additional shares of common stock under the ATM Program once we have reached the $750.0 million limit which would lead to additional dilution for our stockholders. Please see Note 10 of Notes to Condensed Consolidated Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-Q for sales of our common stock under the ATM Program to date.
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
Announcements by us or others, or speculations about our future plans, may also have a significant impact on the market price of our common stock. These may relate to:

•	our operating results or forecasts;

•	new issuances of equity, debt or convertible debt by us, including issuances through our ATM Program;

•	increases in market interest rates and changes in other general market and economic conditions, including inflationary concerns;

•	changes to our capital allocation, tax planning or business strategy;

•	our qualification for taxation as a REIT and our declaration of distributions to our stockholders;

•	changes in U.S. or foreign tax laws;

•	changes in management or key personnel;

•	developments in our relationships with customers;

•	announcements by our customers or competitors;

•	changes in regulatory policy or interpretation;

•	governmental investigations;

•	changes in the ratings of our debt or stock by rating agencies or securities analysts;

•	our purchase or development of real estate and/or additional IBX data centers;

•	our acquisitions of complementary businesses; or

•	the operational performance of our IBX data centers.
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
Although we currently undertake, and may decide in the future to further undertake, foreign exchange hedging transactions to reduce foreign currency transaction exposure, we do not currently intend to eliminate all foreign currency transaction exposure. In addition, REIT compliance rules may restrict our ability to enter into hedging transactions. Therefore, any weakness of the U.S. dollar may have a positive impact on our consolidated results of operations because the currencies in the foreign countries in which we operate may translate into more U.S. dollars. However, if the U.S. dollar strengthens relative to the currencies of the foreign countries in which we operate, our consolidated financial position and results of operations may be negatively impacted as amounts in foreign currencies will generally translate into fewer U.S. dollars. For additional information on foreign currency risks, refer to our discussion of foreign currency risk in "Quantitative and Qualitative Disclosures About Market Risk" included in Item 3 of this Quarterly Report on Form 10-Q.
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
We face risks associated with unauthorized access to our computer systems, loss or destruction of data, computer viruses, malware, distributed denial-of-service attacks, or other malicious activities. These threats may result from human error, equipment failure, or fraud or malice on the part of employees or third parties. A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate either our proprietary information or the personal information of our customers or our employees, or cause interruptions or malfunctions in our operations or our customers’ operations. As we provide assurances to our customers that we provide a high level of security, such a compromise could be particularly harmful to our brand and reputation. We may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security. As techniques used to breach security change frequently and are generally not recognized until launched against a target, we may not be able to promptly detect that a cyber breach has occurred, or implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, damage relating to loss of proprietary information, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and operating results. We maintain insurance coverage for cyber risks, but such coverage may be unavailable or insufficient to cover our losses.

We offer professional services to our customers where we consult on data center solutions and assist with implementations. We also offer managed services in certain of our foreign jurisdictions outside of the U.S. where we manage the data center infrastructure for our customers. The access to our clients’ networks and data, which is gained from these services, creates some risk that our clients' networks or data will be improperly accessed. We may also design our clients’ cloud storage systems in such a way that exposes our clients to increased risk of data breach.  If Equinix were held to be responsible for any such a breach, it could result in a significant loss to Equinix, including damage to Equinix’s client relationships, harm to our brand and reputation, and legal liability.
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
Problems at one or more of our IBX data centers, whether or not within our control, could result in service interruptions or significant equipment damage. We have service level commitment obligations to certain customers. As a result, service interruptions or significant equipment damage in our IBX data centers could result in difficulty maintaining service level commitments to these customers and potential claims related to such failures. Because our IBX data centers are critical to many of our customers’ businesses, service interruptions or significant equipment damage in our IBX data centers could also result in lost profits or other indirect or consequential damages to our customers. We cannot guarantee that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as a result of a problem at one of our IBX data centers and we may decide to reach settlements with affected customers irrespective of any such contractual limitations. Any such settlement may result in a reduction of revenue under U.S. GAAP. In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results.
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
Inadequate or inaccurate external and internal information, including budget and planning data, could lead to inaccurate financial forecasts and inappropriate financial decisions.
Our financial forecasts are dependent on estimates and assumptions regarding budget and planning data, market growth, foreign exchange rates, our ability to remain qualified for taxation as a REIT, and our ability to generate sufficient cash flow to reinvest in the business, fund internal growth, make acquisitions, pay dividends and meet our debt obligations. Our financial projections are based on historical experience and on various other assumptions that our management believes to be reasonable under the circumstances and at the time they are made. However, if our external and internal information is inadequate, our actual results may differ materially from our forecasts and cause us to make inappropriate financial decisions. Any material variation between our financial forecasts and our actual results may also adversely affect our future profitability, stock price and stockholder confidence.
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
In order to sustain our growth in certain of our existing and new markets, we may have to expand an existing data center, lease a new facility or acquire suitable land, with or without structures, to build new IBX data centers from the ground up. Expansions or new builds are currently underway, or being contemplated, in many of our markets. Any related construction requires us to carefully select and rely on the experience of one or more designers, general contractors, and associated subcontractors during the design and construction process. Should a designer, general contractor or significant subcontractor experience financial problems or other problems during the design or construction process, we could experience significant delays, increased costs to complete the project and/or other negative impacts to our expected returns.
Site selection is also a critical factor in our expansion plans. There may not be suitable properties available in our markets with the necessary combination of high power capacity and fiber connectivity, or selection may be limited. Thus, while we may prefer to locate new IBX data centers adjacent to our existing locations, it may not always be possible. In the event we decide to build new IBX data centers separate from our existing IBX data centers, we may provide interconnection solutions to connect these two centers. Should these solutions not provide the necessary reliability to sustain connection, this could result in lower interconnection revenue and lower margins and could have a negative impact on customer retention over time.
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
State regulations also have the potential to increase our costs of obtaining electricity. While GHG regulation at the federal level is unlikely in the near future, certain states, like California, also have issued or may enact environmental regulations that could materially affect our facilities and electricity costs. California has limited GHG emissions from new and existing conventional power plants by imposing regulatory caps and by selling or auctioning the rights to emission allowances. Washington, Oregon and Massachusetts have issued regulations to implement similar carbon cap and trade programs. Some other states limit carbon emissions through the Regional Greenhouse Gas Initiative ("RGGI") cap and trade program. State programs have not had a material adverse effect on our electricity costs to date, but due to the market-driven nature of some of the programs, it could have a material adverse effect in the future. Such laws and regulations are also subject to change at any time.
Aside from regulatory requirements, we have separately undertaken efforts to procure energy from renewable energy projects in order to support new renewables development. The costs of procuring such energy may exceed the costs of procuring electricity from existing sources, such as existing utilities or electric service provided through conventional grids. These efforts to support and enhance renewable electricity generation may increase our costs of electricity above those that would be incurred through procurement of conventional electricity from existing sources.
If we are unable to recruit or retain qualified personnel, including a new CEO, our business could be harmed.
On January 19, 2018, our then President and Chief Executive Officer ("CEO"), Steve Smith, resigned from his positions at Equinix. Our Executive Chairman, Peter Van Camp, is serving as interim CEO. While we intend to find a permanent replacement for the CEO role, we cannot make any assurances that we will be able to secure such replacement in a timely manner. Even though we are confident in the interim leadership of Mr. Van Camp, any disruption resulting from Mr. Smith’s departure may adversely impact our customer relationships, employee morale and our business.
Additionally, we must continue to identify, hire, train and retain IT professionals, technical engineers, operations employees, and sales, marketing, finance and senior management personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required for our company's growth. There is a shortage of qualified personnel in these fields, and we compete with other companies for the limited pool of talent.
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

Power outages, including, but not limited to those relating to large storms, earthquakes, fires and tsunamis, could harm our customers and our business. We attempt to limit our exposure to system downtime by using backup generators and power supplies; however, we may not be able to limit our exposure entirely even with these protections in place. Some of our IBX data centers are located in leased buildings where, depending upon the lease requirements and number of tenants involved, we may or may not control some or all of the infrastructure including generators and fuel tanks. As a result, in the event of a power outage, we may be dependent upon the landlord, as well as the utility company, to restore the power.
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
Some customers have increased their use of high power density equipment, such as blade servers, in our IBX data centers which has increased the demand for power on a per cabinet basis. Because many of our IBX data centers were built a number of years ago, the current demand for power may exceed the designed electrical capacity in these centers. As power, not space, is a limiting factor in many of our IBX data centers, our ability to fully utilize those IBX data centers may be impacted. The ability to increase the power capacity of an IBX data center, should we decide to, is dependent on several factors including, but not limited to, the local utility’s ability to provide additional power; the length of time required to provide such power; and/or whether it is feasible to upgrade the electrical infrastructure of an IBX data center to deliver additional power to customers. Although we are currently designing and building to a higher power specification than that of many of our older IBX data centers, there is a risk that demand will continue to increase and our IBX data centers could become underutilized sooner than expected.
If our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.
Our most recent evaluation of our controls resulted in our conclusion that, as of December 31, 2017, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth, through, for example, the integration of Metronode, Infomart Dallas, Itconic, Zenium, and the Verizon Data Center Acquisition, the adoption of new accounting principles and tax laws, and our overhaul of our back office systems that, for example, support the customer experience from initial quote to customer billing and our revenue recognition process, will require us to further develop our controls and reporting systems and implement or amend new or existing controls and reporting systems in those areas where the implementation and integration is still ongoing. All of these changes to our financial systems and the implementation and integration of acquisitions create an increased risk of deficiencies in our internal controls over financial reporting. If, in the future, our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.
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
We prepare our consolidated financial statements in conformity with U.S. GAAP. A change in these principles can have a significant effect on our reported financial position and financial results. In addition, the adoption of new or revised accounting principles may require us to make changes to our systems, processes and control, which could have a significant effect on our reported financial results, cause unexpected financial reporting fluctuations or require us to make costly changes to our operational processes and accounting systems upon or following the adoption of these standards. For additional information regarding the accounting standard updates, see "Accounting Standards Not Yet Adopted" and "Accounting Standards Adopted" sections of Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

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
We also periodically monitor the remaining net book values of our property, plant and equipment, including at the individual IBX data center level. Although each individual IBX data center is currently performing in accordance with our expectations, the possibility that one or more IBX data centers could begin to under-perform relative to our expectations is possible and may also result in non-cash impairment charges.
These charges could be significant, which could have a material adverse effect on our business, results of operations or financial condition.
We have incurred substantial losses in the past and may incur additional losses in the future.
As of June 30, 2018, our retained earnings were $655.1 million. Although we have generated net income for each fiscal year since 2008, except for the year ended December 31, 2014, we are currently investing heavily in our future growth through the build out of multiple additional IBX data centers, expansions of IBX data centers and acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover the additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
The failure to obtain favorable terms when we renew our IBX data center leases, or the failure to renew such leases, could harm our business and results of operations.
While we own certain of our IBX data centers, others are leased under long-term arrangements with lease terms expiring at various dates through 2065. These leased centers have all been subject to significant development by us in order to convert them from, in most cases, vacant buildings or warehouses into IBX data centers. Most of our IBX data center leases have renewal options available to us. However, many of these renewal options provide for the rent to be set at then-prevailing market rates. To the extent that then-prevailing market rates or negotiated rates are higher than present rates, these higher costs may adversely impact our business and results of operations, or we may decide against renewing the lease. In the event that an IBX data center lease does not have a renewal option, or we fail to exercise a renewal option in a timely fashion and lose our right to renew the lease, we may not be successful in negotiating a renewal of the lease with the landlord. A failure to renew a lease could force us to exit a building prematurely, which could disrupt our business, harm our customer relationships, expose us to liability under our customer contracts, cause us to take impairment charges and affect our operating results negatively.
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
We paid quarterly distributions in February and June of 2018 and have declared a third quarterly distribution to be paid on September 19, 2018. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the creation of reserves or required debt service or amortization payments.
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
Our ability to receive distributions from our TRSs is limited by the rules with which we must comply to maintain our qualification for taxation as a REIT. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from real estate. Consequently, no more than 25% of our gross income may consist of dividend income from our TRSs and other nonqualifying types of income. Thus, our ability to receive distributions from our TRSs may be limited and may impact our ability to fund distributions to our stockholders using cash flows from our TRSs. Specifically, if our TRSs become highly profitable, we might become limited in our ability to receive net income from our TRSs in an amount required to fund distributions to our stockholders commensurate with that profitability.
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
A portion of our business is conducted through wholly-owned TRSs because certain of our business activities could generate nonqualifying REIT income as currently structured and operated. The income of our U.S. TRSs will continue to be subject to federal and state corporate income taxes. In addition, our international assets and operations will continue to be subject to taxation in the foreign jurisdictions where those assets are held, or those operations are conducted. Any of these taxes would decrease our earnings and our available cash.
We will also be subject to a federal corporate level income tax at the highest regular corporate income tax rate (21%, effective January 1, 2018) on gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as (i) an asset that we held as of the effective date of our REIT election, that is, January 1, 2015, or (ii) an asset that we or our QRSs hold following the liquidation or other conversion of a former TRS). This 21% tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset (e.g., January 1, 2015 in the case of REIT assets we held at the time of our REIT conversion), to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as of May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/2015	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/2015	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/2015	2.3

2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	12/6/2016	2.1

2.5	Amendment No.1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon communications Inc. and Equinix, Inc.	10-K	12/31/2016	2.5

2.6	Amendment No.2 to the Transaction Agreement, dated April 30, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	5/1/2017	2.1

2.7	Amendment No.3 to the Transaction Agreement, dated June 29, 2018, by and between Verizon Communications Inc. and Equinix, Inc.				X

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/2002	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/14/2011	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/11/2013	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	3/29/2016	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture for the 2023 Notes dated March 5, 2013 between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/2013	4.3

4.3	Form of 5.375% Senior Note due 2023 (see Exhibit 4.2)

4.4	Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/2014	4.1

4.5	First Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/2014	4.2

4.6	Form of 5.375% Senior Note due 2022 (see Exhibit 4.5)

4.7	Second Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/2014	4.4
4.8	Form of 5.750% Senior Note due 2025 (see Exhibit 4.7)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
4.9	Third Supplemental Indenture, dated as of December 4, 2015, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	12/4/2015	4.2

4.10	Form of 5.875% Senior Note due 2026 (see Exhibit 4.9)

4.11	Fourth Supplemental Indenture, dated as of March 22, 2017 between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	3/22/2017	4.2

4.12	Form of 5.375% Senior Notes due 2027 (see Exhibit 4.11)

4.13	Fifth Supplemental Indenture, dated as of September 20, 2017 among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent	8-K	9/20/2017	4.2

4.14	Form of 2.875% Senior Notes due 2025 (see Exhibit 4.13)

4.15	Indenture, dated as of December 12, 2017, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	12/5/2017	4.1

4.16	Supplemental Indenture, dated as of December 12, 2017, among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent	8-K	12/5/2017	4.2

4.17	Form of 2.875% Senior Notes due 2026 (see Exhibit 4.16)
4.18	Second Supplemental Indenture, dated as of March 14, 2018, among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent	8-K	3/14/2018	4.2

4.19	Form of 2.875% Senior Notes due 2024 (see Exhibit 4.18)

4.20	Third Supplemental Indenture, dated as of April 2, 2018, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	4/3/2018	4.2

4.21	Form of 5.00% Senior Notes due April 2019 (see Exhibit 4.20)

4.22	Form of 5.00% Senior Notes due October 2019 (see Exhibit 4.20)

4.23	Form of 5.00% Senior Notes due April 2020 (see Exhibit 4.20)

4.24	Form of 5.00% Senior Notes due October 2020 (see Exhibit 4.20)

4.25	Form of 5.00% Senior Notes due April 2021 (see Exhibit 4.20)

4.26	Form of Registrant’s Common Stock Certificate	10-K	12/31/2014	4.13

10.1**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.2**	2000 Equity Incentive Plan, as amended.	10-K	12/31/2016	10.2

10.3**	2000 Director Option Plan, as amended.	10-K	12/31/2016	10.3

10.4**	2001 Supplemental Stock Plan, as amended.	10-K	12/31/2016	10.4

10.5**	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.		6/30/2014	10.5

10.6**	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/2008	10.32

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.7**	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/2008	10.33

10.8**	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/2008	10.35

10.9**	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company	2/5/2007	10.9

10.10**	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30, 2010.	10-Q	9/30/2010	10.42

10.11**	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Meyers, Smith, Taylor and Van Camp	10-K	12/31/2010	10.33

10.12**	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.	10-K	12/31/2010	10.34

10.13**	International Long-Term Assignment Letter by and between Equinix, Inc. and Eric Schwartz, dated May 21, 2013.	10-Q	6/30/2013	10.51

10.14**	Employment Agreement by and between Equinix (EMEA) B.V. and Eric Schwartz, dated as of August 7, 2013.	10-Q	9/30/2013	10.54

10.15**	Restricted Stock Unit Agreement dated August 14, 2013 for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	9/30/2013	10.55

10.16**	Offer Letter from Equinix, Inc. to Karl Strohmeyer dated October 28, 2013.	10-Q	3/31/2014	10.49

10.17**	Restricted Stock Unit Agreement for Karl Strohmeyer under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/2014	10.50

10.18**	Change in Control Severance Agreement by and between Karl Strohmeyer and Equinix, Inc. dated December 2, 2013.	10-Q	3/31/2014	10.51

10.19**	2016 Form of Revenue/AFFO Restricted Stock Unit Agreement for executives.	10-Q	3/31/2016	10.57

10.20**	2016 Form of TSR Restricted Stock Unit Agreement for executives.	10-Q	3/31/2016	10.58

10.21**	2016 Form of Time-Based Restricted Stock Unit Agreement for executives.	10-Q	3/31/2016	10.59

10.22**	2017 Form of Revenue/AFFO Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2017	10.35

10.23**	2017 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2017	10.36

10.24**	2017 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2017	10.37

10.25**	Equinix, Inc. Annual Incentive Plan.	10-Q	3/31/2017	10.39

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.26**	2018 Form of Revenue/AFFO Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2018	10.31

10.27**	2018 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2018	10.32

10.28**	2018 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2018	10.33

10.29**	Equinix, Inc. Annual Incentive Plan 2018 Award Agreement for Executive Staff Employees.	10-Q	3/31/2018	10.34

10.30	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014.	10-Q	9/30/2014	10.67

10.31	Share Purchase Agreement with Digital Realty Trust, L.P., relating to the sale and purchase of shares in TelecityGroup UK LON Limited, Telecity Netherlands AMS01 AMS04 BV, Equinix Real Estate (TCY AMS04) B.V. and TelecityGroup Germany Fra2 GmbH, dated May 14, 2016.	10-Q	6/30/2016	10.55

10.32**	Letter Agreement dated June 9, 2016, by and between Equinix, Inc. and Eric Schwartz, amending his International Long Term Assignment letter dated May 21, 2013 and Employment Agreement with Equinix (EMEA) B.V. dated August 7, 2013.	10-Q	6/30/2016	10.56

10.33	Term Loan Agreement dated as of September 30, 2016 among Equinix Japan K.K. as Borrower, the Lenders (defined therein) and Bank of Tokyo-Mitsubishi UFJ, Ltd., as Arranger and Agent.	10-Q	9/30/2016	10.42

10.34	Credit Agreement dated as of December 12, 2017 among Equinix, Inc. as Borrower, The Guarantors Parties (defined therein), Bank of America, N.A., as Administrative Agent, Lender and L/C issuer, Barclays Bank PLS, Goldman Sachs Bank USA, HSBC Securities (USA) Inc. ING Capital LLC, TD Securities (USA) LLC, and Wells Fargo Bank, National Association as Co-Documentation Agents, the Other Lenders Party (defined therein) and Bank of America, N.A., Citibank, N.A., JPMorgan Chase Bank, N.A., MUFG, and RBC Capital Markets as Joint Lead Arrangers and Joint Book Runners.	10-K	12/31/2017	10.40

10.35
Consent and First Amendment to Credit Agreement, dated as of June 28, 2018 by and among Equinix, Inc. as Borrower, the Guarantors (defined therein), the Lenders (as such term is defined in the Credit Agreement referred to therein), and BANK OF AMERICA, N.A., as Administrative Agent
					X

10.36
Second Amendment to Credit Agreement, dated as of July 26, 2018, by and between Equinix, Inc. as Borrower, the financial institutions defined therein, MUFG Bank, Ltd., as Technical Agent and Bank of America, N.A. as Administrative Agent, under that certain Credit Agreement dated December 12, 2017.

					X

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

EQUINIX, INC.
Date: August 8, 2018
	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.7	Amendment No.3 to the Transaction Agreement, dated June 29, 2018, by and between Verizon Communications Inc. and Equinix, Inc.

10.35
Consent and First Amendment to Credit Agreement, dated as of June 28, 2018 by and among Equinix, Inc. as Borrower, the Guarantors (defined therein), the Lenders (as such term is defined in the Credit Agreement referred to therein), and BANK OF AMERICA, N.A., as Administrative Agent

10.36
Second Amendment to Credit Agreement, dated as of July 26, 2018, by and between Equinix, Inc. as Borrower, the financial institutions defined therein, MUFG Bank, Ltd., as Technical Agent and Bank of America, N.A. as Administrative Agent, under that certain Credit Agreement dated December 12, 2017.

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