Form 10-Q
period 2018-09-30
EQUINIX INC
filed 2018-11-02
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant's Common Stock as of November 1, 2018 was 80,390,499.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
EQUINIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$870,486	$1,412,517
Short-term investments	15,415	28,271
Accounts receivable, net of allowance for doubtful accounts of $16,378 and $18,228	662,401	576,313
Other current assets	258,685	232,027
Total current assets	1,806,987	2,249,128
Long-term investments	—	9,243
Property, plant and equipment, net	10,682,826	9,394,602
Goodwill	4,852,549	4,411,762
Intangible assets, net	2,383,377	2,384,972
Other assets	562,332	241,750
Total assets	$20,288,071	$18,691,457
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$739,117	$719,257
Accrued property, plant and equipment	276,314	220,367
Current portion of capital lease and other financing obligations	98,219	78,705
Current portion of mortgage and loans payable	73,288	64,491
Current portion of senior notes	150,557	—
Other current liabilities	123,824	159,914
Total current liabilities	1,461,319	1,242,734
Capital lease and other financing obligations, less current portion	1,386,260	1,620,256
Mortgage and loans payable, less current portion	1,327,477	1,393,118
Senior notes, less current portion	8,318,782	6,923,849
Other liabilities	634,060	661,710
Total liabilities	13,127,898	11,841,667
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 80,390,472 and 79,038,062 shares outstanding	81	79
Additional paid-in capital	10,592,960	10,121,323
Treasury stock, at cost; 397,120 and 402,342 shares	(145,216)	(146,320)
Accumulated dividends	(3,145,430)	(2,592,792)
Accumulated other comprehensive loss	(922,148)	(785,189)
Retained earnings	779,926	252,689
Total stockholders' equity	7,160,173	6,849,790
Total liabilities and stockholders' equity	$20,288,071	$18,691,457
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)
Revenues	$1,283,751	$1,152,261	$3,761,571	$3,168,207
Costs and operating expenses:
Cost of revenues	660,309	582,360	1,934,540	1,573,524
Sales and marketing	157,920	157,619	471,898	428,112
General and administrative	206,902	185,336	620,548	558,090
Acquisition costs	(1,120)	2,083	33,932	31,510
Gain on asset sales	(6,013)	—	(6,013)	—
Total costs and operating expenses	1,017,998	927,398	3,054,905	2,591,236
Income from operations	265,753	224,863	706,666	576,971
Interest income	2,912	2,291	11,480	9,820
Interest expense	(130,566)	(121,828)	(391,516)	(352,554)
Other income (expense)	3,744	(1,076)	9,546	545
Gain (loss) on debt extinguishment	1,492	(22,156)	(39,214)	(42,103)
Income before income taxes	143,335	82,094	296,962	192,679
Income tax expense	(18,510)	(2,194)	(41,625)	(24,912)
Net income	$124,825	$79,900	$255,337	$167,767
Earnings per share ("EPS"):
Basic EPS	$1.56	$1.02	$3.21	$2.20
Weighted-average shares for basic EPS	79,872	78,055	79,533	76,283
Diluted EPS	$1.55	$1.02	$3.19	$2.18
Weighted-average shares for diluted EPS	80,283	78,719	79,956	76,948
Cash dividends declared per common share	$2.28	$2.00	$6.84	$6.00
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)
Net income	$124,825	$79,900	$255,337	$167,767
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment ("CTA") gain (loss), net of tax effect of $(942), $0, $5,043 and $0	(77,566)	100,909	(352,948)	408,830
Net investment hedge CTA gain (loss), net of tax effect of $0, $0, $1,637 and $0	27,214	(60,723)	180,694	(191,121)
Unrealized gain (loss) on available-for-sale securities, net of tax effect of $0, $(108), $0 and $(178)	—	245	—	(85)
Unrealized gain (loss) on cash flow hedges, net of tax effects of $(2,061), $4,379, $(12,459) and $17,670	6,184	(13,070)	37,384	(52,468)
Net actuarial gain on defined benefit plans, net of tax effects of $(4), $(4), $(14) and $(14)	14	13	35	39
Total other comprehensive income (loss), net of tax	(44,154)	27,374	(134,835)	165,195
Comprehensive income, net of tax	$80,671	$107,274	$120,502	$332,962
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net income	$255,337	$167,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	767,182	622,135
Stock-based compensation	139,849	129,602
Amortization of intangible assets	153,443	128,068
Amortization of debt issuance costs and debt discounts and premiums	10,609	20,100
Provision for allowance for doubtful accounts	4,886	6,889
Gain on asset sales	(6,013)	—
Loss on debt extinguishment	39,214	42,103
Other items	13,040	3,437
Changes in operating assets and liabilities:
Accounts receivable	(85,126)	(202,430)
Income taxes, net	(32,876)	(53,608)
Other assets	(22,409)	29,046
Accounts payable and accrued expenses	4,782	44,952
Other liabilities	14,879	6,293
Net cash provided by operating activities	1,256,797	944,354
Cash flows from investing activities:
Purchases of investments	(55,181)	(57,926)
Sales of investments	74,376	32,867
Business acquisitions, net of cash and restricted cash acquired	(829,185)	(3,628,526)
Purchases of real estate	(136,612)	(64,964)
Purchases of other property, plant and equipment	(1,415,509)	(946,048)
Proceeds from sale of assets, net of cash transferred	12,154	47,767
Net cash used in investing activities	(2,349,957)	(4,616,830)
Cash flows from financing activities:
Proceeds from employee equity awards	50,103	41,625
Payment of dividends and special distribution	(554,742)	(463,914)
Proceeds from public offering of common stock, net of issuance costs	273,873	2,126,341
Proceeds from senior notes	929,850	2,449,700
Proceeds from loans payable	424,650	1,059,800
Repayments of capital lease and other financing obligations	(89,655)	(60,252)
Repayments of mortgage and loans payable	(429,498)	(63,520)
Repayment of senior notes	—	(500,000)
Debt extinguishment costs	(20,556)	(23,020)
Debt issuance costs	(12,218)	(56,886)
Other financing activities	—	(900)
Net cash provided by financing activities	571,807	4,508,974
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(30,944)	26,450
Net increase (decrease) in cash, cash equivalents and restricted cash	(552,297)	862,948
Cash, cash equivalents and restricted cash at beginning of period	1,450,701	773,247
Cash, cash equivalents and restricted cash at end of period	$898,404	$1,636,195

Cash and cash equivalents	$870,486	$1,599,988
Current portion of restricted cash included in other current assets	17,287	25,079
Non-current portion of restricted cash included in other assets	10,631	11,128
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$898,404	$1,636,195
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
Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Equinix and its subsidiaries, including the acquisitions of Metronode from April 18, 2018, Infomart Dallas from April 2, 2018, Itconic from October 9, 2017, the Zenium data center from October 6, 2017, the Verizon data center business from May 1, 2017, and the IO UK data center operating business from February 3, 2017. All intercompany accounts and transactions have been eliminated in consolidation.
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
The Company's effective tax rates were 14.0% and 12.9% for the nine months ended September 30, 2018 and 2017, respectively. The increase in the effective tax rate for the nine months ended September 30, 2018 as compared to the same period in 2017 is primarily due to increased profits in higher tax rate jurisdictions, which is partially offset by a release of valuation allowance as a result of a legal entity reorganization in the Company’s Americas region during the nine months ended September 30, 2018.
The Company’s accounting for deferred taxes involves weighing positive and negative evidence relating to the realizability of deferred tax assets in each tax jurisdiction. A release of valuation allowance results in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the event occurs. The Company recognized a tax benefit of approximately $33.0 million in the nine months ended September 30, 2018 as a result of concluding that the valuation allowances were no longer required in certain foreign jurisdictions after considering such evidence as the nature, frequency, severity of current and cumulative financial reporting losses, and sources of future taxable incomes and tax planning strategies.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”), which was signed into law on December 22, 2017, amended the existing U.S. federal income tax laws. Among other things, the TCJA reduced the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, limited the tax deductibility of interest expense, accelerated expensing of certain business assets and transitioned the U.S. international taxation from a worldwide tax system to a territorial tax system by imposing a one-time mandatory repatriation of undistributed foreign earnings. The Company recognized an income tax expense of $6.5 million during the fourth quarter of 2017, which was a provisional amount related to the re-measurement of the net deferred tax assets in the U.S. TRS as a result of the reduced corporate income tax rate. At the end of the current quarter, the Company is still in the process of finalizing its U.S. income tax return for the U.S. TRS entities. The Company will conclude whether any adjustments are required to its net deferred tax asset balance in the U.S. when it files its 2017 U.S. federal tax return in the fourth quarter of 2018. Any adjustments to these provisional amounts will be reported as a component of tax expense (benefit) in the reporting period when such adjustments are determined.
Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
In August 2017, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU was issued to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and to simplify the application of the hedge accounting guidance in current GAAP. This ASU permits hedge accounting for risk components involving nonfinancial risk and interest rate risk, requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the hedged item is reported, no longer requires separate measurement and reporting of hedge ineffectiveness, eases the requirement for hedge effectiveness assessment, and requires a tabular disclosure related to the effect on the income statement of fair value and cash flow hedges. This ASU is effective for annual or any interim reporting periods beginning after December 15, 2018 with early adoption permitted. The Company will adopt the standard on January 1, 2019 and is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, including its accounting policies, processes and systems.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02") and issued subsequent amendments to the initial guidance. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset ("ROU"), which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The standard allows entities to adopt with one of two methods: the modified retrospective transition method or the alternative transition method. The Company currently anticipates adopting the standard using the alternative transition method, under which the Company will recognize the cumulative effects of initially applying the standard as an adjustment to the opening balance of retained earnings in the period of adoption. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company will adopt the standard on January 1, 2019.
In adopting the new guidance, the Company expects to elect the package of practical expedients which allows the Company not to reassess (1) whether any expired or existing contracts contain leases under the new definition of a lease; (2) the lease classification for any expired or existing leases; and (3) whether previously capitalized initial direct costs would qualify for capitalization under ASC 842. The Company also expects to elect the land easements practical expedient which permits the

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Company not to assess at transition whether any expired or existing land easements are or contain leases if they were not previously accounted for as leases under Topic 840.
The Company expects that this standard will have a material effect on its financial statements including (1) the recognition of new ROU assets and lease liabilities on its balance sheet for operating leases; (2) the de-recognition of existing debt obligations and the corresponding financed assets in build-to-suit lease arrangements for which construction was completed before the effective date and the recognition of new ROU assets and liabilities on completion of construction, with a corresponding net adjustment to retained earnings on the effective date; and (3) significant new disclosures about its leasing activities. The Company is currently evaluating the extent of the impact that the adoption of this standard will have on its consolidated financial statements, including its accounting policies, processes and systems.
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
The most significant impacts to the Company from Topic 606 relate to installation revenue and costs to obtain contracts. Under the new standard, the Company now recognizes installation revenue over the contract period rather than over the estimated installation life as under the prior revenue standard. Under the new standard, the Company is also required to capitalize and amortize certain costs to obtain contracts, rather than expense them immediately as under the previous standard.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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
The following tables summarize the effects of adopting Topic 606 on the unaudited condensed consolidated financial statement line items (in thousands, except per share data):

Balance Sheets	September 30, 2018	Adjustments	Balances without adoption of Topic 606
Other current assets	$258,685	$(9,358)	$249,327
Total current assets	1,806,987	(9,358)	1,797,629
Other assets	562,332	(190,276)	372,056
Total assets	$20,288,071	$(199,634)	$20,088,437
Accounts payable and accrued expenses	$739,117	$(3,110)	$736,007
Other current liabilities	123,824	18,636	142,460
Total current liabilities	1,461,319	15,526	1,476,845
Other liabilities	634,060	67,996	702,056
Total liabilities	13,127,898	83,522	13,211,420
Accumulated other comprehensive loss	(922,148)	7,056	(915,092)
Retained earnings	779,926	(290,212)	489,714
Total stockholders' equity	7,160,173	(283,156)	6,877,017
Total liabilities and stockholders' equity	$20,288,071	$(199,634)	$20,088,437

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Statements of Operations	Three Months Ended September 30, 2018	Adjustments	Balance without adoption of Topic 606	Nine Months Ended September 30, 2018	Adjustments	Balance without adoption of Topic 606
Revenues	$1,283,751	$(3,186)	$1,280,565	$3,761,571	$(9,543)	$3,752,028
Sales and marketing	157,920	5,202	163,122	471,898	12,880	484,778
Total costs and operating expenses	1,017,998	5,202	1,023,200	3,054,905	12,880	3,067,785
Income from operations	265,753	(8,388)	257,365	706,666	(22,423)	684,243
Income before income taxes	143,335	(8,388)	134,947	296,962	(22,423)	274,539
Income tax expense	(18,510)	(533)	(19,043)	(41,625)	1,987	(39,638)
Net income	$124,825	$(8,921)	$115,904	$255,337	$(20,436)	$234,901
Basic EPS	$1.56	$(0.11)	$1.45	$3.21	$(0.26)	$2.95
Diluted EPS	$1.55	$(0.11)	$1.44	$3.19	$(0.25)	$2.94

Statements of Cash Flow	Nine Months Ended September 30, 2018	Adjustments	Balance without adoption of Topic 606
Cash flows from operating activities:
Net income	$255,337	$(20,436)	$234,901
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Income taxes, net	(32,876)	27	(32,849)
Other assets	(22,409)	10,565	(11,844)
Other liabilities	14,879	9,844	24,723
Net cash provided by operating activities	$1,256,797	$—	$1,256,797

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
The following table summarizes the opening and closing balances of the Company's accounts receivable; contract asset, current; contract asset, non-current; deferred revenue, current; and deferred revenue, non-current (in thousands):

	Accounts receivable	Contract asset, current	Contract asset, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2018 (1)	$576,313	$9,002	$16,186	$71,085	$53,101
Closing balances as of September 30, 2018	662,401	9,543	15,950	73,688	48,051
Increase/(decrease)	$86,088	$541	$(236)	$2,603	$(5,050)

(1)	Includes cumulative adjustments made to these accounts on January 1, 2018 from the adoption of Topic 606.
The difference between the opening and closing balances of the Company's accounts receivable, contract assets and deferred revenues primarily results from the timing difference between the satisfaction of the Company's performance obligation and the customer's payment, as well as business combinations closed during the nine months ended September 30, 2018. The amounts of revenue recognized during the nine months ended September 30, 2018 from the opening deferred revenue balance was $70.1 million. For the three and nine months ended September 30, 2018, no impairment loss related to contract balances was recognized in the condensed consolidated statement of operations.

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
The ending balance of net capitalized contract costs as of September 30, 2018 was $181.1 million, which was included in other assets in the condensed consolidated balance sheet. For the three and nine months ended September 30, 2018, $18.5 million and $53.8 million of contract costs were amortized, which were included in sales and marketing expense in the condensed consolidated statement of operations.
Remaining performance obligations
As of September 30, 2018, approximately $5.7 billion of total revenues and deferred installation revenues are expected to be recognized in future periods, the majority of which will be recognized over the next 24 months. While initial contract terms vary in length, substantially all contracts thereafter automatically renew in one-year increments. Included in the remaining performance obligations is either 1) remaining performance obligations under the initial contract terms or 2) remaining performance obligations related to contracts in the renewal period once the initial terms have lapsed. The remaining performance obligations do not include variable consideration related to unsatisfied performance obligations such as the usage of metered power or any contracts that could be terminated without any significant penalties such as the majority of interconnection revenues. The remaining performance obligations include some leasing activities that are insignificant to the Company’s total operations.
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
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$124,825	$79,900	$255,337	$167,767
Weighted-average shares used to calculate basic EPS	79,872	78,055	79,533	76,283
Effect of dilutive securities:
Employee equity awards	411	664	423	665
Weighted-average shares used to calculate diluted EPS	80,283	78,719	79,956	76,948

Basic EPS	$1.56	$1.02	$3.21	$2.20
Diluted EPS	$1.55	$1.02	$3.19	$2.18
The Company has excluded common stock related to employee equity awards in the diluted EPS calculation above of 290,000 shares and 73,000 shares for the three months ended September 30, 2018 and 2017, respectively, and 248,000 shares and 88,000 shares for the nine months ended September 30, 2018 and 2017, respectively, because their effect would be anti-dilutive.

4.	Acquisitions
2018 Acquisitions
On April 18, 2018, the Company acquired all of the equity interests in Metronode from the Ontario Teachers' Pension Plan Board for a cash purchase price of A$1.033 billion or approximately $804.1 million at the exchange rate in effect on April 18,

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2018 (the "Metronode Acquisition"). Metronode operated 10 data centers in six metro areas in Australia. The acquisition supports the Company’s ongoing global expansion to meet customer demand in the Asia-Pacific region.
On April 2, 2018, the Company completed the acquisition of Infomart Dallas, including its operations and tenants, from ASB Real Estate Investments (the "Infomart Dallas Acquisition"), for total consideration of approximately $804.0 million. The consideration was comprised of approximately $45.8 million in cash, subject to customary adjustments, and $758.2 million aggregate fair value of 5.000% senior unsecured notes (see Note 8). Prior to the acquisition, a portion of the building was leased to the Company and was being used as its Dallas 1, 2, 3 and 6 data centers, which were all accounted for as build-to-suit leases. Upon acquisition, the Company effectively terminated the leases and settled the related financing obligations and other liabilities related to the leases for approximately $170.3 million and $1.9 million, respectively, and recognized a loss on debt extinguishment of $19.5 million. The acquisition of this highly interconnected facility and tenants adds to the Company’s global platform and secures the ability to further expand in the Americas market in the future.
Both acquisitions constitute a business under the accounting standard for business combinations and, therefore, were accounted for as business combinations using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price is allocated to the assets acquired and liabilities assumed measured at fair value on the date of acquisition.
A summary of the allocation of total purchase consideration is presented as follows (in thousands):

	Metronode	Infomart Dallas
Cash and cash equivalents	$3,206	$17,432
Accounts receivable	8,318	637
Other current assets	9,894	395
Property, plant, and equipment	297,092	355,217
Intangible assets	128,229	61,233
Goodwill	373,585	208,799
Deferred tax assets	4,112	—
Other assets (1)	54,338	—
Total assets acquired	878,774	643,713
Accounts payable and accrued liabilities	(17,104)	(5,056)
Other current liabilities	(2,038)	(2,141)
Other liabilities (1)	(55,581)	(4,724)
Net assets acquired	$804,051	$631,792

(1)
In connection with the Metronode Acquisition, the Company recorded indemnification assets of $54.3 million, which represented the seller's obligation under the purchase agreement to reimburse pre-acquisition tax liabilities settled after the acquisition.

The following table presents certain information on the acquired intangible assets (in thousands):

Intangible Assets	Fair Value	Estimated Useful Lives (Years)	Weighted-average Estimated Useful Lives (Years)
Customer relationships (Metronode)	$128,229	20.0	20.0
Customer relationships (Infomart Dallas)	31,195	20.0	20.0
In-place leases (Infomart Dallas)	19,959	3.6 - 7.5	6.8
Trade names (Infomart Dallas)	9,614	20.0	20.0
Favorable leases (Infomart Dallas)	465	3.6 - 7.5	7.0
The fair value of customer relationships was estimated by applying an income approach, by calculating the present value of estimated future operating cash flows generated from existing customers less costs to realize the revenue. The Company applied discount rates of 7.3% for Metronode and 8.0% for Infomart Dallas, which reflected the nature of the assets as they relate to the

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

risk and uncertainty of the estimated future operating cash flows. Other assumptions used to estimate the fair value of customer relationships included projected revenue growth, probability of renewal, customer attrition rates and operating margins. The fair value of Infomart Dallas' trade name was estimated using the relief from royalty approach. The Company applied a relief from royalty rate of 1.5% and a discount rate of 8.0%. The fair value of in-place leases was estimated by projecting the avoided costs, such as the cost of originating the acquired in-place leases, during a typical lease up period. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in the accounting standard for fair value measurements.
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
As of September 30, 2018, the Company had not completed the detailed valuation analysis of Metronode or Infomart Dallas to derive the fair value of the following items including, but not limited to: property, plant and equipment, intangible assets and related tax impacts; therefore, the allocation of the purchase price to assets acquired and liabilities assumed is based on provisional estimates and is subject to continuing management analysis. During the quarter ended September 30, 2018, the Company updated the preliminary allocation of purchase price for Metronode and Infomart Dallas from the provisional amounts reported as of June 30, 2018. The adjustments made during the three months ended September 30, 2018 primarily resulted in a decrease in property, plant and equipment of $10.1 million and an increase in goodwill and intangible assets of $5.0 million and $4.8 million, respectively, for Metronode Acquisition. The adjustments for Infomart Dallas Acquisition primarily resulted in a decrease in property, plant and equipment of $6.8 million and an increase in goodwill of $5.2 million. The changes in fair value of acquired assets and liabilities assumed did not have a significant impact on the Company's results of operations for the three and nine months ended September 30, 2018.
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill is attributable to the workforce of the acquired business and the projected revenue increase expected to arise from future customers after the Metronode and Infomart Dallas acquisitions. Goodwill from the acquisition of Metronode is not amortizable for local tax purposes and is attributable to the Company's Asia-Pacific region. Goodwill from the acquisition of Infomart Dallas is expected to be deductible for local tax purposes and is attributable to the Company's Americas region. Operating results of Metronode and Infomart Dallas have been reported in the Asia-Pacific and Americas regions, respectively.
The Company incurred acquisition costs of approximately $31.5 million for the nine months ended September 30, 2018 and insignificant acquisition costs for the three months ended September 30, 2018 for both acquisitions. For the three months ended September 30, 2018, the Company's results of operations include $28.1 million of revenues and insignificant net income from operations from the combined operations of Metronode and Infomart Dallas. For the nine months ended September 30, 2018, the Company's results of operations include $52.1 million of revenues and $2.7 million of net income from operations from the combined operations of Metronode and Infomart Dallas.
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

The fair value of customer relationships was estimated by applying an income approach. The Company applied discount rates ranging from 7.7% to 12.2%, which reflected the nature of the assets as they relate to the risk and uncertainty of the estimated future operating cash flows. Other assumptions used to estimate the fair value of customer relationships include projected revenue growth, customer attrition rates, sales and marketing expenses and operating margins. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in the accounting standard for fair value measurements.
The fair value of property, plant and equipment was estimated by applying the cost approach, with the exception of land which was estimated by applying the market approach. The cost approach is to use the replacement or reproduction cost as an indicator of fair value. The assumptions of the cost approach include replacement cost new, physical deterioration, functional and economic obsolescence, economic useful life, remaining useful life, age and effective age.
Goodwill is attributable to the workforce of the acquired business and the projected revenue increase expected to arise from future customers after the Verizon Data Center Acquisition. Goodwill is expected to be deductible for U.S. tax purposes and is attributable to the Company's Americas region. For the three months ended September 30, 2018 and 2017, the Company's results of operations included the Verizon Data Center Acquisition's revenues of $133.3 million and $137.0 million, respectively, and net income from operations of $35.1 million and $29.2 million, respectively. For the nine months ended September 30, 2018 and 2017, Verizon Data Center Acquisition's revenues were $401.5 million and $223.7 million, respectively, and net income from operations were $105.2 million and $56.3 million, respectively.
Other 2017 Acquisitions
In addition to the Verizon Data Center Acquisition, the Company also acquired Itconic and Zenium's data center business during 2017. Acquisition costs incurred for these acquisitions during the three and nine months ended September 30, 2018 were not significant to the Company's condensed consolidated statements of operations.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The nature of the intangible assets acquired from the Itconic acquisition is customer relationships with an estimated useful life of 15 years. The fair value of customer relationships was estimated by applying an income approach. The Company applied a discount rate of 16.0%, which reflected the risk and uncertainty of the estimated future operating cash flows. Other assumptions included projected revenue growth, customer attrition rates and operating margins. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in the accounting standard for fair value measurements. Goodwill is attributable to the workforce of the acquired business and the projected revenue increase from future customers expected to arise after the acquisition.
On October 6, 2017, the Company acquired Zenium's data center business in Istanbul for a cash payment of approximately $92.0 million. Zenium's operating results have been reported in the EMEA region following the date of acquisition. The nature of the intangible assets acquired from this acquisition is customer relationships with an estimated useful life of 15 years.
During the three months ended September 30, 2018, the Company completed the detailed valuation analysis to derive the fair value of assets acquired and liabilities assumed from the Itconic and the Zenium data center acquisitions and updated the final allocation of purchase price from the provisional amounts reported as of December 31, 2017. The adjustments for Zenium data center acquisition primarily resulted in an increase in property, plant and equipment of $5.2 million and a corresponding decrease in other assets of $5.2 million. The adjustments for Itconic primarily resulted in a decrease in property, plant and equipment of $3.6 million and an increase in goodwill of $2.6 million. The changes in fair value of acquired assets and liabilities assumed did not have a significant impact on the Company’s results of operations for the three and nine months ended September 30, 2018.
The final purchase price allocations for both acquisitions are as follows (in thousands):

	Itconic	Zenium data center
Cash and cash equivalents	$15,659	$692
Accounts receivable	16,429	198
Other current assets	1,885	6,430
Property, plant, and equipment	64,499	58,931
Intangible assets	101,755	7,900
Goodwill	127,711	21,834
Other assets	4,025	313
Total assets acquired	331,963	96,298
Accounts payable and accrued liabilities	(15,846)	(1,012)
Other current liabilities	(12,374)	(451)
Capital lease and other financing obligations	(30,666)	—
Loans payable	(3,253)	—
Deferred tax liabilities	(3,198)	(2,227)
Other liabilities	(7,515)	(614)
Net assets acquired	$259,111	$91,994

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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Goodwill from the acquisitions of Itconic, the Zenium data center and IO UK's data center is not deductible for local tax purposes and is attributable to the Company's EMEA region. For the three months ended September 30, 2017, the incremental revenues from the IO Acquisition were not significant and for the nine months ended September 30, 2017, the incremental revenues were $4.0 million. The incremental net losses were not significant for both periods. For the three and nine months ended September 30, 2018, the Company's results of operations include $21.5 million and $63.6 million of revenues, respectively, from the combined operations of Itconic, the Zenium data center and IO UK's data center and an insignificant net loss from operations.
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
The Company completed the Verizon Data Center Acquisition on May 1, 2017. The unaudited pro forma combined financial information for the three and nine months ended September 30, 2017 combine the actual results of the Company and the actual Verizon Data Center Acquisition operating results for the period prior to the acquisition date and reflect certain adjustments, such as additional depreciation, amortization and interest expense on assets and liabilities acquired and acquisition financings.
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
The following table sets forth the unaudited pro forma combined results of operations for the three and nine months ended September 30, 2017 (in thousands, except per share amounts):

	Three Months Ended September 30, 2017	Nine months ended September 30, 2017
Revenues	$1,152,261	$3,309,381
Net income from operations	80,135	194,504
Basic EPS	1.03	2.50
Diluted EPS	1.02	2.48

5.	Derivatives and Hedging Activities
Derivatives Designated as Hedging Instruments
Net Investment Hedges. The Company is exposed to the impact of foreign exchange rate fluctuations on its investments in foreign subsidiaries whose functional currencies are other than the U.S. dollar. In order to mitigate the impact of foreign currency exchange rates, the Company has entered into various foreign currency debt obligations, which are designated as hedges against the Company's net investment in foreign subsidiaries. As of September 30, 2018 and December 31, 2017, the total principal amount of foreign currency debt obligations designated as net investment hedges, were $4,190.8 million and $3,149.5 million, respectively. From time to time, the Company also uses foreign exchange forward contracts to hedge against the effect of foreign exchange rate fluctuations on a portion of its net investment in the foreign subsidiaries. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge, except the ineffective portion and forward points, are recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheet.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company recorded pre-tax net foreign exchange gains of $27.2 million and $179.0 million in other comprehensive income (loss) for the three and nine months ended September 30, 2018, respectively, and pre-tax net foreign exchange losses of $60.7 million and $191.1 million in other comprehensive income (loss) for the three and nine months ended September 30, 2017, respectively. The Company recorded no ineffectiveness from its net investment hedges for the three and nine months ended September 30, 2018 and 2017.
Cash Flow Hedges. The Company hedges its foreign currency translation exposure for forecasted revenues and expenses in its EMEA region between the U.S. dollar and the British Pound, Euro, Swedish Krona and Swiss Franc. From time to time, the foreign currency forward and option contracts that the Company uses to hedge this exposure are designated as cash flow hedges under the accounting standard for derivatives and hedging.
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
The following disclosure is prepared on a consolidated basis. Assets and liabilities resulting from intercompany derivatives have been eliminated in consolidation. As of September 30, 2018, the Company's cash flow hedge instruments had maturity dates ranging from October 2018 to September 2020 as follows (in thousands):

	Notional Amount	Fair Value (1)	Accumulated Other Comprehensive Income (Loss) (2) (3)
Derivative assets	$626,012	$29,965	$23,770
Derivative liabilities	135,194	(3,549)	(6,190)
Total	$761,206	$26,416	$17,580

(1)	All derivatives related to cash flow hedges are included in the condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

(2)	Included in the condensed consolidated balance sheets within accumulated other comprehensive income (loss).

(3)
The Company recorded a net gain of $11.0 million within accumulated other comprehensive income (loss) relating to cash flow hedges that will be reclassified to revenues and expenses as they mature in the next 12 months.

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

During the three months ended September 30, 2018, the amount of net gains from the ineffective and excluded portions of cash flow hedges recognized in other income (expense) was $3.9 million. During the three months ended September 30, 2017, the ineffective and excluded portions of cash flow hedges recognized in other income (expense) were not significant. During the three months ended September 30, 2018, the amount of net losses reclassified from accumulated other comprehensive income (loss) to revenues was $3.3 million and the amount of net gains reclassified from accumulated other comprehensive income (loss) to operating expenses was not significant. During the three months ended September 30, 2017, the amount of net losses reclassified from accumulated other comprehensive income (loss) to revenues and the amount of net gains reclassified from accumulated other comprehensive income (loss) to operating expenses were not significant.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

During the nine months ended September 30, 2018, the amount of net gains from the ineffective and excluded portions of cash flow hedges recognized in other income (expense) was $10.3 million. During the nine months ended September 30, 2017, the amount of net gains from the ineffective and excluded portions of cash flow hedges recognized in other income (expense) was $3.6 million. During the nine months ended September 30, 2018, the amount of net losses reclassified from accumulated other comprehensive income (loss) to revenues was $34.6 million and the amount of net gains reclassified from accumulated other comprehensive income (loss) to operating expenses was $17.5 million. During the nine months ended September 30, 2017, the amount of net gains reclassified from accumulated other comprehensive income (loss) to revenues was $25.8 million and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses was $13.4 million.
Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. The Company is deemed to have foreign currency forward contracts embedded in certain of the Company’s customer agreements that are priced in currencies different from the functional or local currencies of the parties involved. These embedded derivatives are separated from their host contracts and carried on the Company’s balance sheet at their fair value. The majority of these embedded derivatives arise as a result of the Company’s foreign subsidiaries pricing their customer contracts in the U.S. dollar. Gains and losses on these embedded derivatives are included within revenues in the Company’s condensed consolidated statements of operations. During the three and nine months ended September 30, 2018, the gains (losses) associated with these embedded derivatives were not significant. During the three months ended September 30, 2017, the gains (losses) associated with these embedded derivatives were not significant. During the nine months ended September 30, 2017, the net losses associated with these embedded derivatives was $6.3 million.
Economic Hedges of Embedded Derivatives. The Company uses foreign currency forward contracts to help manage the foreign exchange risk associated with the Company’s customer agreements that are priced in currencies different from the functional or local currencies of the parties involved ("economic hedges of embedded derivatives"). Foreign currency forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. Gains and losses on these contracts are included in revenues along with gains and losses of the related embedded derivatives. The Company entered into various economic hedges of embedded derivatives during the three and nine months ended September 30, 2018 and 2017. During the three and nine months ended September 30, 2018 and 2017, the gains (losses) associated with these contracts were not significant.
Foreign Currency Forward Contracts. The Company also uses foreign currency forward contracts to manage the foreign exchange risk associated with certain foreign currency-denominated monetary assets and liabilities. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of its foreign currency-denominated monetary assets and liabilities change. Gains and losses on these contracts are included in other income (expense), on a net basis, along with the foreign currency gains and losses of the related foreign currency-denominated monetary assets and liabilities associated with these foreign currency forward contracts. The Company entered into various foreign currency forward contracts during the three and nine months ended September 30, 2018 and 2017. During the three and nine months ended September 30, 2018, the Company recognized net gains of $17.1 million and $60.7 million, respectively, associated with these contracts. During the three and nine months ended September 30, 2017, the Company recognized net losses of $23.1 million and $60.2 million, respectively, associated with these contracts.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Offsetting Derivative Assets and Liabilities
The following table presents the fair value of derivative instruments recognized in the Company's condensed consolidated balance sheets as of September 30, 2018 (in thousands):

	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet	Net Consolidated Balance Sheet Amounts(1)	Gross Amounts not Offset in the Consolidated Balance Sheet(2)	Net
Assets:
Designated as hedging instruments:
Foreign currency forward contracts designated as cash flow hedges	$29,965	$—	$29,965	$(3,549)	$26,416
Not designated as hedging instruments:
Embedded derivatives	5,648	—	5,648	—	5,648
Economic hedges of embedded derivatives	24	—	24	(10)	14
Foreign currency forward contracts	22,503	—	22,503	(652)	21,851
	28,175	—	28,175	(662)	27,513
Additional netting benefit	—	—	—	(1,245)	(1,245)
	$58,140	$—	$58,140	$(5,456)	$52,684
Liabilities:
Designated as hedging instruments:
Foreign currency forward contracts designated as cash flow hedges	$3,549	$—	$3,549	$(3,549)	$—
Not designated as hedging instruments:
Embedded derivatives	1,922	—	1,922	—	1,922
Economic hedges of embedded derivatives	300	—	300	(10)	290
Foreign currency forward contracts	1,607	—	1,607	(652)	955
	3,829	—	3,829	(662)	3,167
Additional netting benefit	—	—	—	(1,245)	(1,245)
	$7,378	$—	$7,378	$(5,456)	$1,922

(1)	As presented in the Company's condensed consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

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
The Company uses the specific identification method in computing realized gains and losses. Realized gains and losses on the investments are included within other income (expense) in the Company’s condensed consolidated statements of operations. The Company's investments in publicly traded equity securities are carried at fair value. Subsequent to the adoption of ASU 2016-01, unrealized gains and losses on publicly traded equity securities are reported within other income (expense) in the Company’s condensed consolidated statements of operations. Prior to the adoption of ASU 2016-01, unrealized gains and losses on publicly traded equity securities were reported in stockholders’ equity as a component of other comprehensive income or loss. Upon adoption of ASU 2016-01, the Company recorded a net cumulative effect increase of $2.1 million to retained earnings.
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
The Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.
The Company's financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 were as follows (in thousands):

	Fair Value at September 30, 2018	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Cash	$639,941	$639,941	$—
Money market and deposit accounts	230,545	230,545	—
Publicly traded equity securities	4,098	4,098	—
Certificates of deposit	11,317	—	11,317
Derivative instruments (1)	58,140	—	58,140
Total	$944,041	$874,584	$69,457
Liabilities:
Derivative instruments (1)	$7,378	$—	$7,378
Total	$7,378	$—	$7,378

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

The Company did not have any Level 3 financial assets or financial liabilities as of September 30, 2018 and December 31, 2017.

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

	Capital Lease Obligations	Other Financing Obligations (1)	Total
2018 (3 months remaining)	$30,616	$26,131	$56,747
2019	95,623	70,531	166,154
2020	95,667	70,308	165,975
2021	93,735	71,216	164,951
2022	93,398	71,382	164,780
Thereafter	840,407	707,111	1,547,518
Total minimum lease payments	1,249,446	1,016,679	2,266,125
Plus amount representing residual property value	—	453,757	453,757
Less amount representing interest	(514,003)	(721,400)	(1,235,403)
Present value of net minimum lease payments	735,443	749,036	1,484,479
Less current portion	(43,271)	(54,948)	(98,219)
Total	$692,172	$694,088	$1,386,260

(1)     Other financing obligations are primarily related to build-to-suit arrangements.
Operating Leases
Minimum future operating lease payments as of September 30, 2018 are summarized as follows (in thousands):

Years ending:
2018 (3 months remaining)	$48,596
2019	187,318
2020	177,240
2021	165,351
2022	157,565
Thereafter	1,252,186
Total	$1,988,256

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

8.	Debt Facilities
Mortgage and Loans Payable
As of September 30, 2018 and December 31, 2017, the Company's mortgage and loans payable consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Term loans	$1,360,722	$1,417,352
Mortgage payable and loans payable	45,076	48,872
	1,405,798	1,466,224
Less amount representing unamortized debt discount and debt issuance cost	(6,959)	(10,666)
Add amount representing unamortized mortgage premium	1,926	2,051
	1,400,765	1,457,609
Less current portion	(73,288)	(64,491)
Total	$1,327,477	$1,393,118
JPY Term Loan
On July 26, 2018, the Company entered into an amendment to its existing credit agreement, dated as of December 12, 2017. The amendment provided for a senior unsecured term loan in an aggregate principal amount of ¥47.5 billion (the "JPY Term Loan"). The Company is required to repay the JPY Term Loan at the rate of 5% of the original principal amount per annum with the remaining balance to be repaid in full on December 12, 2022. The JPY Term Loan bears interest at a rate based on LIBOR plus a margin that can vary from 1.00% to 1.70% and contains customary covenants consistent with the existing credit agreement.
On July 31, 2018, the Company drew down the full ¥47.5 billion of the JPY Term Loan, or approximately $424.7 million at the exchange rate effective on July 31, 2018, and prepaid the remaining principal of its existing Japanese Yen Term Loan of ¥43.8 billion or approximately $391.3 million. In connection with this prepayment of its existing Japanese Yen Term Loan, the Company recognized a loss on debt extinguishment of $2.2 million for the three months ended September 30, 2018. As of September 30, 2018, total outstanding borrowings under the JPY Term Loan were ¥47.5 billion, or approximately $418.0 million at the exchange rate effective on that date. As of September 30, 2018, debt issuance costs, net of amortization, related to the JPY Term Loan were $4.5 million at the exchange rate in effect on that date.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Senior Notes
As of September 30, 2018 and December 31, 2017, the Company's senior notes consisted of the following (in thousands):

	September 30, 2018		December 31, 2017
	Amount	Effective Rate	Amount	Effective Rate
5.000% Infomart Senior Notes	$750,000	4.40%	$—	—%
5.375% Senior Notes due 2022	750,000	5.56%	750,000	5.56%
5.375% Senior Notes due 2023	1,000,000	5.51%	1,000,000	5.51%
2.875% Euro Senior Notes due 2024	870,600	3.08%	—	—%
5.750% Senior Notes due 2025	500,000	5.88%	500,000	5.88%
2.875% Euro Senior Notes due 2025	1,160,800	3.04%	1,201,000	3.04%
5.875% Senior Notes due 2026	1,100,000	6.03%	1,100,000	6.03%
2.875% Euro Senior Notes due 2026	1,160,800	3.04%	1,201,000	3.04%
5.375% Senior Notes due 2027	1,250,000	5.51%	1,250,000	5.51%
	8,542,200		7,002,000
Less amount representing unamortized debt issuance cost	(78,961)		(78,151)
Add amount representing unamortized debt premium	6,100		—
	8,469,339		6,923,849
Less current portion	(150,557)		—
Total	$8,318,782		$6,923,849
Infomart Senior Notes
On April 2, 2018, in connection with the closing of the Infomart Dallas Acquisition, the Company issued $750.0 million aggregate principal amount of 5.000% senior unsecured notes in five new series due in each of April 2019, October 2019, April 2020, October 2020 and April 2021, with each series consisting of $150.0 million principal amount, which are collectively referred to as the "Infomart Senior Notes". The Infomart Senior Notes were fair valued as of the acquisition date and the Company recognized debt premium of $8.2 million. Interest on the notes is payable semi-annually on April 2 and October 2 of each year, commencing on October 2, 2018. The Infomart Senior Notes are not redeemable prior to their maturity dates. As of September 30, 2018, debt premium, net of amortization, related to the Infomart Senior Notes was $6.1 million.
2024 Euro Senior Notes
On March 14, 2018, the Company issued €750.0 million, or approximately $929.9 million in U.S. dollars, at the exchange rate in effect on March 14, 2018, aggregate principal amount of 2.875% senior notes due March 15, 2024, which are referred to as the "2024 Euro Senior Notes". Interest on the notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2018. Debt issuance costs related to the 2024 Euro Senior Notes were $11.6 million. As of September 30, 2018, debt issuance costs related to the 2024 Euro Senior Notes, net of amortization, were $9.9 million at the exchange rate in effect on that date.
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
Maturities of Debt Instruments
The following table sets forth maturities of the Company's debt, including mortgage and loans payable, and senior notes, gross of debt issuance costs, debt discounts and debt premiums, as of September 30, 2018 (in thousands):

Years ending:
2018 (3 months remaining)	$18,645
2019	373,376
2020	373,307
2021	223,042
2022	1,915,189
Thereafter	7,046,365
Total	$9,949,924

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Fair Value of Debt Instruments
The following table sets forth the estimated fair values of the Company's mortgage and loans payable and senior notes, including current maturities, as of (in thousands):

	September 30, 2018	December 31, 2017
Mortgage and loans payable	$1,403,365	$1,464,877
Senior notes	8,641,497	7,288,673
The fair value of the mortgage and loans payable, which were not publicly traded, was estimated by considering the Company's credit rating, current rates available to the Company for debt of the same remaining maturities and terms of the debt (Level 2). The fair value of the senior notes, which were traded in the public debt market, was based on quoted market prices (Level 1).
Interest Charges
The following table sets forth total interest costs incurred and total interest costs capitalized for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest expense	$130,566	$121,828	$391,516	$352,554
Interest capitalized	6,206	6,174	13,004	20,573
Interest charges incurred	$136,772	$128,002	$404,520	$373,127
Total interest paid, net of capitalized interest, during the three months ended September 30, 2018 and 2017 was $146.7 million and $122.8 million, respectively. Total interest paid, net of capitalized interest, during the nine months ended September 30, 2018 and 2017 was $362.0 million and $321.8 million, respectively.

9.	Commitments and Contingencies
Commitments
As a result of the Company's various IBX data center expansion projects, as of September 30, 2018, the Company was contractually committed for approximately $0.8 billion of unaccrued capital expenditures, primarily for IBX infrastructure equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. The Company also had numerous other, non-capital purchase commitments in place as of September 30, 2018, such as commitments to purchase power in select locations through the remainder of 2018 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2018 and thereafter. Such other miscellaneous purchase commitments totaled approximately $0.8 billion as of September 30, 2018. In addition, the Company entered into lease agreements in various locations for a total lease commitment of approximately $230.2 million, excluding potential lease renewals. These lease agreements will commence between April 2019 and August 2019 with lease terms of 10 to 30 years.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

10.	Stockholders' Equity
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by components are as follows (in thousands):

	Balance as of December 31, 2017	Net Change	Cumulative Effect Adjustment	Balance as of September 30, 2018
Foreign currency translation adjustment ("CTA") loss	$(576,860)	$(352,948)	$—	$(929,808)
Unrealized gain (loss) on cash flow hedges (1)	(24,191)	37,384	—	13,193
Unrealized gain (loss) on available-for-sale securities (2)	2,124	—	(2,124)	—
Net investment hedge CTA gain (loss) (1)	(185,303)	180,694	—	(4,609)
Net actuarial gain (loss) on defined benefit plans (3)	(959)	35	—	(924)
Total	$(785,189)	$(134,835)	$(2,124)	$(922,148)

(1)	Refer to Note 5 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income.

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

Changes in foreign currencies can have a significant impact to the Company’s consolidated balance sheets (as evidenced above in the Company’s foreign currency translation loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translated into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. As of September 30, 2018, the U.S. dollar was generally stronger relative to certain of the currencies of the foreign countries in which the Company operates as compared to December 31, 2017. This overall strengthening of the U.S. dollar had an overall unfavorable impact on the Company's condensed consolidated financial position because the foreign denominations translated into less U.S. dollars as evidenced by an increase in foreign currency translation loss for the nine months ended September 30, 2018 as reflected in the above table. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which the Company operates could have a significant impact on its condensed consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.
Common Stock
In August 2017, the Company entered into an equity distribution agreement with RBC Capital Market, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, establishing an "at the market" equity offering program, under which the Company may offer and sell from time to time up to an aggregate of $750.0 million of its common stock in "at the market" transactions (the "ATM Program"). For the three and nine months ended September 30, 2018, the Company sold 612,422 shares and 631,522 shares, respectively, for approximately $265.7 million and $273.9 million in proceeds, respectively, net of payment of commissions to the sales agents. As of September 30, 2018, the Company had generated net proceeds of $629.0 million under the ATM Program.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Dividends
On August 8, 2018, the Company declared a quarterly cash dividend of $2.28 per share, with a record date of August 22, 2018 and a payment date of September 19, 2018. During the three months ended September 30, 2018, the Company paid a total of $186.0 million in dividends. In addition, the Company accrued an additional $2.7 million in dividends payable for restricted stock units that have not yet vested.
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
Stock-Based Compensation
In 2018, the Compensation Committee and/or the Stock Award Committee of the Company's Board of Directors, as the case may be, approved the issuance of an aggregate of 546,375 shares of restricted stock units to certain employees, including executive officers, pursuant to the 2000 Equity Incentive Plan, as part of the Company's annual refresh program. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $379.83 and a weighted-average requisite service period of 3.56 years. The valuation of restricted stock units with only a service condition or a service and performance condition require no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of the Company's stock price on the date of grant. The Company used revenues and adjusted funds from operations ("AFFO") as the performance measurements in the restricted stock units with both service and performance conditions that were granted in 2018.
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
The following table presents, by operating expense category, the Company's stock-based compensation expense recognized in the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenues	$4,600	$3,911	$13,106	$10,000
Sales and marketing	14,166	13,847	39,980	38,245
General and administrative	28,822	27,896	86,763	81,357
Total	$47,588	$45,654	$139,849	$129,602

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.	Segment Information
While the Company has a single line of business, which is the design, build-out and operation of IBX data centers, it has determined that it has three reportable segments comprised of its Americas, EMEA and Asia-Pacific geographic regions. The Company's chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on the Company's revenues and adjusted EBITDA performance both on a consolidated basis and based on these three reportable segments. The Company defines adjusted EBITDA as income from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gain on asset sales as presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Adjusted EBITDA:
Americas	$296,003	$292,101	$881,507	$748,871
EMEA	179,797	146,464	516,790	417,640
Asia-Pacific	136,726	111,754	397,748	320,690
Total adjusted EBITDA	612,526	550,319	1,796,045	1,487,201
Depreciation, amortization and accretion expense	(306,318)	(277,719)	(921,611)	(749,118)
Stock-based compensation expense	(47,588)	(45,654)	(139,849)	(129,602)
Acquisition costs	1,120	(2,083)	(33,932)	(31,510)
Gain on asset sale	6,013	—	6,013	—
Income from operations	$265,753	$224,863	$706,666	$576,971

The Company also provides the following additional segment disclosures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Depreciation and amortization:
Americas	$157,458	$151,072	$474,958	$363,341
EMEA	88,813	75,276	270,585	230,406
Asia-Pacific	59,455	52,063	175,082	156,456
Total	$305,726	$278,411	$920,625	$750,203
Capital expenditures:
Americas	$226,127	$151,310	$573,733	$465,424
EMEA	238,372	112,578	615,140	347,647
Asia-Pacific	81,042	56,346	226,636	132,977
Total	$545,541	$320,234	$1,415,509	$946,048
The Company's long-lived assets are located in the following geographic areas as of (in thousands):

	September 30, 2018	December 31, 2017
Americas	$4,949,906	$4,425,077
EMEA	3,602,758	3,265,088
Asia-Pacific	2,130,162	1,704,437
Total long-lived assets	$10,682,826	$9,394,602

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following tables present revenue information disaggregated by service lines and geographic areas (in thousands):

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$433,828	$305,072	$191,143	$930,043	$1,294,848	$886,651	$543,513	$2,725,012
Interconnection	134,159	34,640	33,318	202,117	395,132	103,586	96,011	594,729
Managed infrastructure	18,698	28,387	20,848	67,933	55,525	88,804	64,212	208,541
Other (1)	5,161	2,552	—	7,713	11,220	6,682	—	17,902
Recurring revenues	591,846	370,651	245,309	1,207,806	1,756,725	1,085,723	703,736	3,546,184
Non-recurring revenues	33,838	26,104	16,003	75,945	89,861	73,830	51,696	215,387
Total	$625,684	$396,755	$261,312	$1,283,751	$1,846,586	$1,159,553	$755,432	$3,761,571

(1) Includes some leasing and hedging activities that are insignificant to the Company's total operations.

	Three Months Ended September 30, 2017				Nine Months Ended September 30, 2017
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$422,244	$268,365	$152,071	$842,680	$1,096,281	$781,303	$438,849	$2,316,433
Interconnection	124,377	27,574	27,593	179,544	341,475	73,580	78,233	493,288
Managed infrastructure	18,359	22,465	22,454	63,278	50,425	59,342	66,313	176,080
Other (1)	1,056	2,475	—	3,531	3,878	7,842	—	11,720
Recurring revenues	566,036	320,879	202,118	1,089,033	1,492,059	922,067	583,395	2,997,521
Non-recurring revenues	30,502	17,954	14,772	63,228	74,534	54,557	41,595	170,686
Total	$596,538	$338,833	$216,890	$1,152,261	$1,566,593	$976,624	$624,990	$3,168,207

(1) Includes some leasing and hedging activities that are insignificant to the Company's total operations.
No single customer accounted for 10% or greater of the Company's accounts receivable or revenues for the three and nine months ended September 30, 2018 and 2017.

12.	Subsequent Events
On November 1, 2018, the Company declared a quarterly cash dividend of $2.28 per share, which is payable on December 12, 2018 to the Company's common stockholders of record as of the close of business on November 14, 2018.

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
In August and September 2018, as more fully described in Note 10 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we sold 612,422 shares for approximately $265.7 million in proceeds, net of payment of commissions to the sales agents, under the existing ATM program. For the nine months ended September 30, 2018, we sold 631,522 shares for approximately $273.9 million in proceeds, net of payment of commissions to the sales agents.
In July 2018, as more fully described in Note 8 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we entered into an amendment to our existing credit agreement to add a senior unsecured term loan in an aggregate principal amount of ¥47.5 billion (the "JPY Term Loan"). Concurrent with the closing of our JPY Term Loan, we drew down the full ¥47.5 billion of the JPY Term Loan, or approximately $424.7 million, and prepaid the remaining principal of our existing Japanese Yen Term Loan of ¥43.8 billion, or approximately $391.3 million. We recognized a loss on debt extinguishment of $2.2 million for the three months ended September 30, 2018.
In April 2018, as more fully described in Note 4 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we completed the acquisition of Metronode for a cash purchase price of A$1.033 billion, or approximately $804.1 million at the exchange rate in effect on April 18, 2018 (the "Metronode Acquisition"). We accounted for this transaction as a business combination using the acquisition method of accounting. The valuation of assets acquired and liabilities assumed are still being appraised by a third-party and as such, the purchase price allocation is not yet complete.
In April 2018, as more fully described in Note 4 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we completed the acquisition of Infomart Dallas for total consideration of approximately $804.0 million (the "Infomart Dallas Acquisition"), consisting of approximately $45.8 million in cash, subject to customary adjustments, and $758.2 million aggregate fair value of 5.000% senior unsecured notes. We accounted for this transaction as a business combination using the acquisition method of accounting. The valuation of assets acquired and liabilities assumed are still being appraised by a third-party and as such, the purchase price allocation is not yet complete.
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

Overview
Equinix provides global data center offerings that protect and connect the world’s most valued information assets. Global enterprises, financial services companies and content and network service providers rely upon Equinix's leading insight and data centers around the world for the safehousing of their critical IT equipment and the ability to directly connect to the networks that enable today's information-driven economy. The acquisitions of Infomart Dallas and Metronode expanded our total global footprint to 200 IBX data centers across 52 markets around the world. Equinix offers the following solutions: (i) premium data center colocation, (ii) interconnection and exchange and (iii) outsourced IT infrastructure solutions. As of September 30, 2018, we operated or had partner IBX data centers in Brazil, Canada, Colombia and throughout the U.S. in the Americas region; Bulgaria, Finland, France, Germany, Ireland, Italy, the Netherlands, Poland, Portugal, Spain, Sweden, Switzerland, Turkey, the United Arab Emirates and the United Kingdom in the EMEA region; and Australia, China, Hong Kong, Indonesia, Japan and Singapore in the Asia-Pacific region.
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

Our cabinet utilization rates were approximately 81% as of September 30, 2018, excluding the data centers recently acquired from Metronode, Infomart Dallas, Itconic and Zenium, and 78% as of September 30, 2017, excluding data centers acquired from the Verizon Data Center Acquisition. Excluding the impact of our IBX data center expansion projects that have opened during the last 12 months and acquisitions mentioned above, our cabinet utilization rate would have increased to approximately 83% as of both September 30, 2018 and September 30, 2017. Our cabinet utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.
Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and offerings. As was the case with our recent expansions and acquisitions, our expansion criteria will be dependent on a number of factors, including but not limited to demand from new and existing customers, quality of the design, power capacity, access to networks, capacity availability in the current market location, amount of incremental investment required by us in the targeted property, lead-time to break even on a free cash flow basis and in-place customers. Like our recent expansions and acquisitions, the right combination of these factors may be attractive to us. Depending on the circumstances, these transactions may require additional capital expenditures funded by upfront cash payments or through long-term financing arrangements in order to bring these properties up to Equinix standards. Property expansion may be in the form of purchases of real property, long-term leasing arrangements or acquisitions. Future purchases, construction or acquisitions may be completed by us or with partners or potential customers to minimize the outlay of cash, which can be significant.

Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during any given quarter of the past three years, more than half of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. During the three months ended September 30, 2018 and 2017, our largest customer accounted for approximately 3% and 4%, respectively, of our recurring revenues. During the nine months ended September 30, 2018 and 2017, our largest customer accounted for approximately 3% of our recurring revenues. Our 50 largest customers accounted for approximately 38% and 37%, respectively, of our recurring revenues for the three months ended September 30, 2018 and 2017. Our 50 largest customers accounted for approximately 38% and 36%, respectively, of our recurring revenues for the nine months ended September 30, 2018 and 2017.
Our non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment and professional services we perform. These services are considered to be non-recurring because they are billed typically once, upon completion of the installation or the professional services work performed. The majority of these non-recurring revenues are typically billed on the first invoice distributed to the customer in connection with their initial installation. However, revenues from installation services are deferred and recognized ratably over the period of contract term. Additionally, revenue from contract settlements, when a customer wishes to terminate their contract early, is generally treated as a contract modification and recognized ratably over the remaining term of the contract, if any. As a percentage of total revenues, we expect non-recurring revenues to represent less than 10% of total revenues for the foreseeable future.
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
Taxation as a REIT
We elected to be taxed as a real estate investment trust for federal income tax purposes ("REIT") beginning with our 2015 taxable year. As of September 30, 2018, our REIT structure included all of our data center operations in the U.S., Canada, Japan and the data center operations in EMEA with the exception of Bulgaria, United Arab Emirates and a portion of Turkey. Our data center operations in other jurisdictions are operated as taxable REIT subsidiaries ("TRSs").
As a REIT, we generally are permitted to deduct from our federal taxable income the dividends we pay to our stockholders. The income represented by such dividends is not subject to federal income tax at the entity level but is taxed, if at all, at the stockholder level. Nevertheless, the income of our TRSs which hold our U.S. operations that may not be REIT compliant is subject, as applicable, to federal and state corporate income tax. Likewise, our foreign subsidiaries continue to be subject to foreign income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRSs or through qualified REIT subsidiaries ("QRSs"). We are also subject to a separate corporate income tax on any gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as (i) an asset that we held as of the effective date of our REIT election, which was January 1, 2015, or (ii) an asset held by us or a QRS following the liquidation or other conversion of a former TRS). This built-in-gain tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset (e.g., January 1, 2015 in the case of REIT assets we held at the time of our REIT conversion), to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset. If we fail to remain qualified for federal income taxation as a REIT, we will be subject to federal income tax at regular corporate tax rates. Even if we remain qualified for federal income taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRSs’ operations. In particular, while state income tax regimes often parallel the federal income tax regime for REITs, many states do not completely follow federal rules, and some may not follow them at all.
On each of March 21, 2018, June 20, 2018, and September 19, 2018, we paid quarterly cash dividends of $2.28 per share. On November 1, 2018, we declared a quarterly cash dividend of $2.28 per share, payable on December 12, 2018, to the common stockholders of record as of the close of business on November 14, 2018. We expect the amount of all 2018 quarterly distributions and other applicable distributions to equal or exceed the REIT's taxable income to be recognized in 2018.
On December 22, 2017, the United States enacted legislation commonly referred to as the Tax Cuts and Jobs Act ("TCJA") which amended existing U.S. federal income tax laws. The TCJA retained the REIT regime but contained many significant changes which impact a REIT, particularly any REIT with global operations. We are still analyzing the new tax legislation and assessing its impact. Based on our current assessment, which is subject to further interpretation and guidance on the new tax legislation, we believe we can continue to meet all the REIT compliance requirements in the foreseeable future and the changes are not expected to meaningfully increase our tax liabilities in the U.S., as we will fully distribute our REIT taxable income.
We continue to monitor our REIT compliance in order to maintain our qualification for federal income taxation as a REIT. For this and other reasons, as necessary, we may convert some of our data center operations in other countries into the REIT structure in future periods.
Results of Operations
Our results of operations for the three and nine months ended September 30, 2018 include the results of operations from the Metronode Acquisition from April 18, 2018, the Infomart Dallas Acquisition from April 2, 2018, the Zenium data center acquisition from October 6, 2017, and the Itconic acquisition from October 9, 2017. Our results of operations for the three and nine months ended September 30, 2017 include the results of operations from certain colocation business acquired from Verizon (the "Verizon Data Center Acquisition") from May 1, 2017 and IO UK's data center operating business (the "IO Acquisition") from February 3, 2017.
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
Three Months Ended September 30, 2018 and 2017
Revenues. Our revenues for the three months ended September 30, 2018 and 2017 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three Months Ended September 30,				% Change
	2018	%	2017	%	Actual	Constant Currency (1)
Americas:
Recurring revenues	$591,846	46%	$566,036	49%	5%	6%
Non-recurring revenues	33,838	3%	30,502	3%	11%	12%
	625,684	49%	596,538	52%	5%	7%
EMEA:
Recurring revenues	370,651	29%	320,879	27%	16%	17%
Non-recurring revenues	26,104	2%	17,954	2%	45%	47%
	396,755	31%	338,833	29%	17%	18%
Asia-Pacific:
Recurring revenues	245,309	19%	202,118	18%	21%	23%
Non-recurring revenues	16,003	1%	14,772	1%	8%	10%
	261,312	20%	216,890	19%	20%	22%
Total:
Recurring revenues	1,207,806	94%	1,089,033	94%	11%	13%
Non-recurring revenues	75,945	6%	63,228	6%	20%	22%
	$1,283,751	100%	$1,152,261	100%	11%	13%

(1)	As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.
Americas Revenues. As compared to the three months ended September 30, 2017, revenues for our Americas region for the three months ended September 30, 2018 included approximately $10.4 million of incremental revenues from the Infomart Dallas Acquisition, which closed in April 2018. Our revenues from the U.S., the largest revenue contributor in the Americas region for the period, represented approximately 92% and 91%, respectively, of the regional revenues during the three months ended September 30, 2018 and 2017. Excluding revenues attributable to the Infomart Dallas Acquisition, our Americas revenue growth was primarily due to (i) approximately $15.0 million of revenues generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, Dallas, Washington, D.C., Miami, Sao Paulo, Culpepper and Silicon Valley metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended September 30, 2018, foreign currency fluctuations resulted in approximately $10.1 million of unfavorable foreign currency impact to our Americas revenues primarily due to a generally stronger U.S. dollar relative to the Brazilian Real during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

EMEA Revenues. Revenues for our EMEA region for the three months ended September 30, 2018 included approximately $16.4 million of incremental revenues attributable to the Itconic and Zenium data center acquisitions, which closed in October 2017. Our revenues from the UK, the largest revenue contributor in the EMEA region for the period, represented approximately 30% and 32%, respectively, of the regional revenues during the three months ended September 30, 2018 and 2017. Excluding revenues attributable to the Itconic and Zenium acquisitions, our EMEA revenue growth was primarily due to (i) approximately $21.4 million of revenues from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Dubai, Frankfurt, London and Paris metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended September 30, 2018, foreign currency fluctuations resulted in approximately $4.7 million of unfavorable foreign currency impact to our EMEA revenues primarily due to a generally stronger U.S. dollar relative to the Euro, Turkish Lira and Swedish Krona during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Asia-Pacific Revenues. Revenues for our Asia-Pacific region for the three months ended September 30, 2018 included approximately $17.7 million of incremental revenues attributable to the Metronode Acquisition, which closed in April 2018. Our revenues from Japan and Singapore, the largest revenue contributors in the Asia-Pacific region for the period, combined represented approximately 59% and 63%, respectively, of the regional revenues during the three months ended September 30, 2018 and 2017. Excluding revenues attributable to the Metronode Acquisition, our Asia-Pacific revenue growth was primarily due to (i) approximately $15.5 million of revenue generated from our recently-opened IBX data center expansions in the Hong Kong, Sydney, Melbourne, Singapore and Osaka metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended September 30, 2018, foreign currency fluctuations resulted in approximately $3.8 million of net unfavorable foreign currency impact to our Asia-Pacific revenues primarily due to a generally stronger U.S. dollar relative to the Australian Dollar during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Cost of Revenues. Our cost of revenues for the three months ended September 30, 2018 and 2017 were split among the following geographic regions (dollars in thousands):

	Three Months Ended September 30,				% Change
	2018	%	2017	%	Actual	Constant Currency
Americas	$281,582	43%	$270,488	46%	4%	7%
EMEA	233,002	35%	190,046	33%	23%	24%
Asia-Pacific	145,725	22%	121,826	21%	20%	21%
Total	$660,309	100%	$582,360	100%	13%	15%

	Three Months Ended September 30,
	2018	2017
Cost of revenues as a percentage of revenues:
Americas	45%	45%
EMEA	59%	56%
Asia-Pacific	56%	56%
Total	51%	51%
Americas Cost of Revenues. As compared to the three months ended September 30, 2017, cost of revenues for our Americas region for the three months ended September 30, 2018 included approximately $9.9 million incremental cost of revenues from the Infomart Dallas Acquisition. Excluding the impact from this acquisition, our Americas cost of revenues did not materially change during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. During the three months ended September 30, 2018, foreign currency fluctuations resulted in approximately $6.9 million of favorable foreign currency impact to our Americas cost of revenues primarily due to a generally stronger U.S. dollar relative to the Brazilian Real during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. We expect Americas cost of revenues to increase as we continue to grow our business, including results from recent acquisitions.
EMEA Cost of Revenues. Cost of revenues for our EMEA region for the three months ended September 30, 2018 included approximately $14.3 million incremental cost of revenues from the Itconic and Zenium acquisitions. Excluding the impacts from these acquisitions, the increase in our EMEA cost of revenues was primarily due to (i) $13.4 million of higher utilities costs driven by IBX expansions, increased usage and price increases; (ii) $2.4 million of higher office expenses and rent and facility costs, primarily due to an increase in expansion activity and usage due to our business growth; (iii) $7.2 million of higher depreciation expense, primarily driven by expansion activity in Amsterdam, Frankfurt, London and Paris and (iv) $3.1 million of higher compensation costs, including general salaries, bonuses and stock-based compensation and higher headcount growth (1,288 EMEA cost of revenues employees, excluding those from the Itconic and Zenium acquisitions, as of September 30, 2018 versus 1,167 as of September 30, 2017). During the three months ended September 30, 2018, foreign currency fluctuations on our EMEA cost of revenues resulted in approximately $2.9 million of net favorable foreign currency impact to our EMEA cost of revenues primarily due to a generally stronger U.S. dollar relative to the Euro, Turkish Lira and Swedish Krona during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. We expect EMEA cost of revenues to increase as we continue to grow our business.
Asia-Pacific Cost of Revenues. Cost of revenues for our Asia-Pacific region for the three months ended September 30, 2018 included approximately $11.3 million incremental cost of revenues from the Metronode Acquisition. Excluding the impact from the Metronode Acquisition, the increase in our Asia-Pacific cost of revenues for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 was primarily due to (i) $3.6 million of higher utilities costs, primarily driven by higher usage in Japan and Singapore; (ii) $2.9 million of higher depreciation expense, primarily from IBX expansions in Japan, Australia, Singapore and Hong Kong and (iii) $2.4 million of higher office expenses and rent and facility costs due to business growth. For the three months ended September 30, 2018, the impact of foreign currency fluctuations on our Asia-Pacific cost of revenues was not significant when compared to average exchange rates of the three months ended September 30, 2017. We expect our Asia-Pacific cost of revenues to increase as we continue to grow our business, including the impact from the Metronode Acquisition.
Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended September 30, 2018 and 2017 were split among the following geographic regions (dollars in thousands):

	Three Months Ended September 30,				% Change
	2018	%	2017	%	Actual	Constant Currency
Americas	$96,899	61%	$99,599	63%	(3)%	(2)%
EMEA	37,594	24%	39,359	25%	(4)%	(3)%
Asia-Pacific	23,427	15%	18,661	12%	26%	27%
Total	$157,920	100%	$157,619	100%	—%	1%

	Three Months Ended September 30,
	2018	2017
Sales and marketing expenses as a percentage of revenues:
Americas	15%	17%
EMEA	9%	12%
Asia-Pacific	9%	9%
Total	12%	14%
Americas Sales and Marketing Expenses. Our Americas sales and marketing expenses did not materially change during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. For the three months ended September 30, 2018, the impact of foreign currency fluctuations on our Americas sales and marketing expenses was not significant when compared to average exchange rates of the three months ended September 30, 2017. We anticipate that we will continue to invest in Americas sales and marketing initiatives and expect our Americas sales and marketing expenses to increase as we continue to grow our business, including the impact from recent acquisitions.
EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expenses did not materially change during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. For the three months ended September 30, 2018, the impact of foreign currency fluctuations on our EMEA sales and marketing expenses was not significant when compared to average exchange rates of the three months ended September 30, 2017. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenues.
Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to $2.5 million of incremental amortization expenses from the acquired intangible assets in connection with the Metronode Acquisition. For the three months ended September 30, 2018, the impact of foreign currency fluctuations on our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the three months ended September 30, 2017. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives and expect our Asia-Pacific sales and marketing expenses to continue to increase as we continue to grow our business, including the impact from the Metronode Acquisition.
General and Administrative Expenses. Our general and administrative expenses for the three months ended September 30, 2018 and 2017 were split among the following geographic regions (dollars in thousands):

	Three Months Ended September 30,				% Change
	2018	%	2017	%	Actual	Constant Currency
Americas	$140,938	68%	$119,434	64%	18%	19%
EMEA	44,084	21%	44,380	24%	(1)%	—%
Asia-Pacific	21,880	11%	21,522	12%	2%	2%
Total	$206,902	100%	$185,336	100%	12%	12%

	Three Months Ended September 30,
	2018	2017
General and administrative expenses as a percentage of revenues:
Americas	23%	20%
EMEA	11%	13%
Asia-Pacific	8%	10%
Total	16%	16%
Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $7.7 million of higher compensation costs, including general salaries, bonuses, stock-based compensation, and headcount growth (1,297 Americas general and administrative employees as of September 30, 2018 versus 1,088 as of September 30, 2017); (ii) $6.7 million of higher office, outside service consulting, and rent and facilities costs in support of our business growth and (iii) $6.8 million of higher depreciation expense associated with the implementation of certain systems, including revenue, data management and cloud exchange systems, to improve our quote to order and billing processes and to support the integration and growth of our business. During the three months ended September 30, 2018, the impact of foreign currency fluctuations on our Americas general and administrative expenses was not significant when compared to average exchange rates for the three months ended September 30, 2017. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments in improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. Going forward, although we are carefully monitoring our spending, we expect our Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including these investments in our back office systems, investments to maintain our REIT qualification and recent acquisitions.
EMEA General and Administrative Expenses. Our EMEA general and administrative expenses did not materially change during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. During the three months ended September 30, 2018, the impact of foreign currency fluctuations on our EMEA general and administrative expenses was not significant when compared to average exchange rates for the three months ended September 30, 2017. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth.
Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The impact of foreign currency fluctuations on our Asia-Pacific general and administrative expenses for the three months ended September 30, 2018 was not significant when compared to average exchange rates of the three months ended September 30, 2017. Going forward, although we are carefully monitoring our spending, we expect our Asia-Pacific general and administrative expenses to increase as we continue to support our growth, including the impact from the Metronode Acquisition.

Acquisition Costs. During the three months ended September 30, 2018, we recorded a net reduction to acquisition costs totaling $1.1 million, primarily in the EMEA region. During the three months ended September 30, 2017, we recorded acquisition costs totaling $2.1 million, primarily in the Americas region, due to the Verizon Data Center Acquisition.
Gain on Asset Sales. During the three months ended September 30, 2018, we recorded a gain on asset sales of $6.0 million primarily relating to the sale of the Frankfurt 3 ("FR3") data center in the EMEA region. We did not have any gain on asset sales during the three months ended September 30, 2017.
Income from Operations. Our income from operations for the three months ended September 30, 2018 and 2017 was split among the following geographic regions (dollars in thousands):

	Three Months Ended September 30,				% Change
	2018	%	2017	%	Actual	Constant Currency
Americas	$106,536	40%	$105,785	47%	1%	2%
EMEA	88,830	33%	64,197	29%	38%	40%
Asia-Pacific	70,387	27%	54,881	24%	28%	31%
Total	$265,753	100%	$224,863	100%	18%	20%
Americas Income from Operations. Our Americas income from operations did not materially change during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The impact of foreign currency fluctuations on our Americas income from operations for the three months ended September 30, 2018 was not significant when compared to average exchange rates of the three months ended September 30, 2017.
EMEA Income from Operations. The increase in our EMEA income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity and acquisitions, lower sales and marketing and general and administrative expenses as a percentage of revenues, as well as a gain on asset sales in the current year. The impact of foreign currency fluctuations on our EMEA income from operations for the three months ended September 30, 2018 was not significant when compared to average exchange rates of the three months ended September 30, 2017.
Asia-Pacific Income from Operations. The increase in our Asia-Pacific income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity and acquisitions, as described above, as well as lower general and administrative expenses as a percentage of revenues. The impact of foreign currency fluctuations on our Asia-Pacific income from operations for the three months ended September 30, 2018 was not significant when compared to average exchange rates of the three months ended September 30, 2017.
Interest Income. Interest income was $2.9 million and $2.3 million, respectively, for the three months ended September 30, 2018 and 2017. The average annualized yield for the three months ended September 30, 2018 was 1.24% versus 0.68% for the three months ended September 30, 2017.
Interest Expense. Interest expense increased to $130.6 million for the three months ended September 30, 2018 from $121.8 million for the three months ended September 30, 2017, primarily attributable to our issuance of €750.0 million 2.875% Euro Senior Notes due 2024 in March 2018 and $750 million 5.000% Infomart Senior Notes in April 2018. The increase was partially offset by lower weighted average interest rates during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. We capitalized $6.2 million of interest expense to construction in progress for both the three months ended September 30, 2018 and 2017. We expect to incur higher interest expense in future periods in connection with additional indebtedness that we incurred during 2018 and as a result of the increasing interest rates.
Other Income (Expense). We recorded net other income of $3.7 million for the three months ended September 30, 2018 and net other expense of $1.1 million for the three months ended September 30, 2017, which was primarily due to foreign currency exchange gains and losses during those periods.
Gain (Loss) on debt extinguishment. We recorded a $1.5 million net gain on debt extinguishment during the three months ended September 30, 2018, primarily due to the net impact of refinancing of our Japanese Yen Term Loan and a lease termination. During the three months ended September 30, 2017, we recorded a $22.2 million loss on debt extinguishment as a result of the repayment of all of our 4.875% senior notes and an amendment of financing obligations for a data center in Santa Clara and other various lease modifications and terminations.
Income Taxes. We operate as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ended December 31, 2018 and 2017, respectively. As such, other than built-in-gains recognized and withholding taxes, no provision for U.S. income taxes for the REIT and QRSs has been included in the accompanying condensed consolidated financial statements for the three months ended September 30, 2018 and 2017.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that may otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the three months ended September 30, 2018 and 2017.
For the three months ended September 30, 2018 and 2017, we recorded $18.5 million and $2.2 million of income tax expense, respectively. Our effective tax rates were 12.9% and 2.7%, respectively, for the three months ended September 30, 2018 and 2017. The increase in the effective tax rate for the three months ended September 30, 2018 as compared to the same period in 2017 is primarily due to increased profits in higher tax rate jurisdictions, which is partially offset by a release of valuation allowance during the three months ended September 30, 2018.
Our accounting for deferred taxes involves weighing positive and negative evidence relating to the realizability of deferred tax assets in each tax jurisdiction. A release of valuation allowance results in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the event occurs. We recognized a tax benefit of approximately $33.0 million in the three months ended September 30, 2018 as a result of concluding that the valuation allowances were no longer required in certain foreign jurisdictions after considering such evidence as the nature, frequency, severity of current and cumulative financial reporting losses, and sources of future taxable incomes and tax planning strategies.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gain on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to income or loss from operations. Our adjusted EBITDA for the three months ended September 30, 2018 and 2017 was split among the following geographic regions (dollars in thousands):

	Three Months Ended September 30,				% Change
	2018	%	2017	%	Actual	Constant Currency
Americas	$296,003	48%	$292,101	53%	1%	3%
EMEA	179,797	30%	146,464	27%	23%	24%
Asia-Pacific	136,726	22%	111,754	20%	22%	24%
Total	$612,526	100%	$550,319	100%	11%	13%
Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was primarily due to the Infomart Dallas Acquisition, higher revenues as a result of our IBX data center expansion activity and organic growth as described above. During the three months ended September 30, 2018, foreign currency fluctuations resulted in approximately $3.9 million of net unfavorable foreign currency impact to our Americas adjusted EBITDA primarily due to a generally stronger U.S. dollar relative to the Brazilian Real during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and acquisitions, as described above, as well as lower sales and marketing and general and administrative expenses as a percentage of revenues. During the three months ended September 30, 2018, foreign currency fluctuations resulted in approximately $2.5 million of net unfavorable foreign currency impact to our EMEA adjusted EBITDA primarily due to a generally stronger U.S. dollar relative to the Euro, Turkish Lira and Swedish Krona during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Asia-Pacific Adjusted EBITDA. The increase in our Asia-Pacific adjusted EBITDA was primarily due to the Metronode Acquisition, higher revenues as a result of our IBX data center expansion activity and organic growth as described above. The impact of foreign currency fluctuations on our Asia-Pacific adjusted EBITDA for the three months ended September 30, 2018 was not significant when compared to average exchange rates of the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 and 2017
Revenues. Our revenues for the nine months ended September 30, 2018 and 2017 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Nine Months Ended September 30,				% Change
	2018	%	2017	%	Actual	Constant Currency (1)
Americas:
Recurring revenues	$1,756,725	47%	$1,492,059	47%	18%	19%
Non-recurring revenues	89,861	2%	74,534	2%	21%	21%
	1,846,586	49%	1,566,593	49%	18%	19%
EMEA:
Recurring revenues	1,085,723	29%	922,067	29%	18%	11%
Non-recurring revenues	73,830	2%	54,557	2%	35%	28%
	1,159,553	31%	976,624	31%	19%	12%
Asia-Pacific:
Recurring revenues	703,736	19%	583,395	19%	21%	19%
Non-recurring revenues	51,696	1%	41,595	1%	24%	22%
	755,432	20%	624,990	20%	21%	19%
Total:
Recurring revenues	3,546,184	95%	2,997,521	95%	18%	16%
Non-recurring revenues	215,387	5%	170,686	5%	26%	24%
	$3,761,571	100%	$3,168,207	100%	19%	17%

(1)	As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.
Americas Revenues. As compared to the nine months ended September 30, 2017, revenues for our Americas region for the nine months ended September 30, 2018 included approximately $199.8 million of incremental revenues from the Verizon Data Center Acquisition, which closed in May 2017, and the Infomart Dallas Acquisition, which closed in April 2018. Specifically, Americas revenues for the nine months ended September 30, 2018 included nine months revenue contribution from the Verizon Data Center Acquisition and six months revenue contribution from the Infomart Dallas Acquisition, as compared to five months revenue contribution from the Verizon Data Center Acquisition for the same period in 2017. Our revenues from the U.S., the largest revenue contributor in the Americas region for the period, represented approximately 91% of the regional revenues during both the nine months ended September 30, 2018 and 2017. Excluding revenues attributable to the Infomart Dallas and Verizon Data Center Acquisitions, our Americas revenue growth was primarily due to (i) approximately $62.9 million of revenues generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, Denver, Houston, Washington, D.C., Miami, Sao Paulo, Rio de Janeiro, Culpepper and Silicon Valley metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the nine months ended September 30, 2018, foreign currency fluctuations resulted in approximately $15.6 million of unfavorable foreign currency impact to our Americas revenues primarily due to a generally stronger U.S. dollar relative to the Brazilian Real during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
EMEA Revenues. Revenues for our EMEA region for the nine months ended September 30, 2018 included approximately $52.2 million of incremental revenues from the IO Acquisition, which closed in February 2017, and the Itconic and Zenium data center acquisitions, which closed in October 2017. Our revenues from the UK, the largest revenue contributor in the EMEA region for the period, represented approximately 30% of the regional revenues during both the nine months ended September 30, 2018 and 2017. Excluding revenues attributable to the IO, Itconic, and Zenium acquisitions, our EMEA revenue growth was primarily due to (i) approximately $65.7 million of revenues from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Dubai, Frankfurt, London and Paris metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the nine months ended September 30, 2018, foreign currency fluctuations resulted in approximately $67.1 million of favorable foreign currency impact to our EMEA revenues primarily due to a generally weaker U.S. dollar relative to the Euro and British Pound during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The foreign currency impact to EMEA revenues was partially offset by realized cash flow hedge losses.

Asia-Pacific Revenues. Revenues for our Asia-Pacific region for the nine months ended September 30, 2018 included approximately $31.7 million of incremental revenues from the Metronode Acquisition, which closed in April 2018. Our revenues from Japan and Singapore, the largest revenue contributors in the Asia-Pacific region for the period, combined represented approximately 61% and 63%, respectively, of the regional revenues during the nine months ended September 30, 2018 and 2017. Excluding revenues attributable to the Metronode Acquisition, our Asia-Pacific revenue growth was primarily due to (i) approximately $42.9 million of revenue generated from our recently-opened IBX data center expansions in the Hong Kong, Sydney, Melbourne, Singapore and Osaka metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the nine months ended September 30, 2018, foreign currency fluctuations resulted in approximately $11.9 million of net favorable foreign currency impact to our Asia-Pacific revenues primarily due to a generally weaker U.S. dollar relative to Japanese Yen and Singapore Dollar during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Cost of Revenues. Our cost of revenues for the nine months ended September 30, 2018 and 2017 were split among the following geographic regions (dollars in thousands):

	Nine Months Ended September 30,				% Change
	2018	%	2017	%	Actual	Constant Currency
Americas	$829,118	43%	$680,942	44%	22%	23%
EMEA	685,473	35%	538,661	34%	27%	20%
Asia-Pacific	419,949	22%	353,921	22%	19%	17%
Total	$1,934,540	100%	$1,573,524	100%	23%	21%

	Nine Months Ended September 30,
	2018	2017
Cost of revenues as a percentage of revenues:
Americas	45%	43%
EMEA	59%	55%
Asia-Pacific	56%	57%
Total	51%	50%
Americas Cost of Revenues. As compared to the nine months ended September 30, 2017, cost of revenues for our Americas region for the nine months ended September 30, 2018 included approximately $104.5 million incremental cost of revenues from the Verizon Data Center Acquisition and the Infomart Dallas Acquisition. Excluding the impact from these acquisitions, the increase in our Americas cost of revenues for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to (i) $13.9 million higher depreciation expense primarily due to our IBX data center expansion activity; (ii) $12.7 million of higher repair and maintenance, taxes, licenses, insurance, and other cost of sales in support of our business growth; (iii) $4.9 million of higher rent and facility costs due to new fuel cell leases and IBX growth and (iv) $11.8 million of higher compensation costs, including general salaries, bonuses and stock-based compensation and higher headcount growth (1,185 Americas cost of revenues employees, excluding those from the Verizon Data Center Acquisition, as of September 30, 2018 versus 1,090 as of September 30, 2017). During the nine months ended September 30, 2018, foreign currency fluctuations resulted in approximately $10.4 million of favorable foreign currency impact to our Americas cost of revenues primarily due to a generally stronger U.S. dollar relative to the Brazilian Real during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. We expect our Americas cost of revenues to increase as we continue to grow our business, including results from recent acquisitions.
EMEA Cost of Revenues. Cost of revenues for our EMEA region for the nine months ended September 30, 2018 included approximately $39.3 million incremental cost of revenues from the IO, Itconic, and Zenium acquisitions. Excluding the impacts from these acquisitions, the increase in our EMEA cost of revenues was primarily due to (i) $37.6 million of higher utilities costs driven by IBX expansions, increased usage and price increases; (ii) $16.8 million of higher office expenses, rent and facility costs, and repair and maintenance primarily due to an increase in expansion activity and usage due to our business growth; (iii) $4.6 million of higher outside services consulting and taxes, licenses and insurance; (iv) $41.8 million of higher depreciation expense, primarily driven by expansion activity in Dubai, Amsterdam, London, Frankfurt and Paris and (v) $16.4 million of higher compensation costs, including general salaries, bonuses and stock-based compensation and higher headcount growth (1,288 EMEA cost of revenues employees, excluding those from the Itconic and Zenium acquisitions, as of September 30, 2018 versus 1,167 as of September 30, 2017), partially offset by a $11.6 million reduction in other cost of sales, primarily due to realized cash flow hedge gains. During the nine months ended September 30, 2018, foreign currency fluctuations on our EMEA cost of revenues resulted in approximately $37.5 million of net unfavorable foreign currency impact to our EMEA cost of revenues primarily due to a generally weaker U.S. dollar relative to the Euro and British Pound during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. We expect EMEA cost of revenues to increase as we continue to grow our business.
Asia-Pacific Cost of Revenues. Cost of revenues for our Asia-Pacific region for the nine months ended September 30, 2018 included approximately $20.2 million incremental cost of revenues from the Metronode Acquisition. Excluding the impact from the Metronode Acquisition, the increase in our Asia-Pacific cost of revenues for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was primarily due to (i) $20.3 million of higher utilities costs, rent and facility costs and repairs and maintenance expense, primarily driven by higher usage in Japan, Australia, Singapore and Hong Kong; (ii) $14.4 million of higher depreciation expense, primarily from IBX expansions in Japan, Australia, Singapore and Hong Kong; (iii) $7.9 million of higher other cost of sales, primarily due to custom service orders, and (iv) $3.0 million of higher compensation costs, including general salaries, bonuses and stock-based compensation and higher headcount growth (879 Asia-Pacific cost of revenues employees as of September 30, 2018 versus 818 as of September 30, 2017). During the nine months ended September 30, 2018, foreign currency fluctuations resulted in approximately $5.3 million of net unfavorable foreign currency impact to our Asia-Pacific cost of revenues primarily due to a generally weaker U.S. dollar relative to the Japanese Yen and Singapore Dollar during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business, including the impact from the Metronode acquisition.
Sales and Marketing Expenses. Our sales and marketing expenses for the nine months ended September 30, 2018 and 2017 were split among the following geographic regions (dollars in thousands):

	Nine Months Ended September 30,				% Change
	2018	%	2017	%	Actual	Constant Currency
Americas	$291,416	62%	$251,988	59%	16%	16%
EMEA	114,201	24%	117,307	27%	(3)%	(8)%
Asia-Pacific	66,281	14%	58,817	14%	13%	11%
Total	$471,898	100%	$428,112	100%	10%	9%

	Nine Months Ended September 30,
	2018	2017
Sales and marketing expenses as a percentage of revenues:
Americas	16%	16%
EMEA	10%	12%
Asia-Pacific	9%	9%
Total	13%	14%
Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses for the nine months ended September 30, 2018 was primarily due to (i) $38.1 million of amortization from the acquired intangible assets in connection with the Verizon Data Center Acquisition and (ii) $1.0 million of higher compensation costs, including sales compensation, general salaries and stock-based compensation and headcount growth. For the nine months ended September 30, 2018, the impact of foreign currency fluctuations on our Americas sales and marketing expenses was not significant when compared to average exchange rates of the nine months ended September 30, 2017. We anticipate that we will continue to invest in Americas sales and marketing initiatives and expect our Americas sales and marketing expenses to continue to increase as we continue to grow our business, including the impact from recent acquisitions.
EMEA Sales and Marketing Expenses. The decrease in our EMEA sales and marketing expenses for the nine months ended September 30, 2018 was primarily due to (i) $5.4 million of lower bad debt expense; (ii) $4.4 million decrease due to realized cash flow hedge gains and (iii) $2.4 million lower outside service consulting expense, partially offset by (i) $6.6 million of amortization from the acquired intangible assets, primarily due to Itconic, and (ii) $1.1 million of higher compensation costs, including sales compensation, general salaries and stock-based compensation and headcount growth. For the nine months ended September 30, 2018, foreign currency fluctuations on our EMEA sales and marketing expenses resulted in approximately $6.0 million of net unfavorable foreign currency impact to our EMEA sales and marketing expenses primarily due to a generally weaker U.S. dollar relative to the Euro and British Pound during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenues.
Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expenses was primarily due to (i) $2.5 million of incremental amortization expenses from the acquired intangible assets in connection with the Metronode Acquisition and (ii) $2.9 million of higher compensation costs, including sales compensation, general salaries and stock-based compensation and headcount growth. For the nine months ended September 30, 2018, the impact of foreign currency fluctuations on our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the nine months ended September 30, 2017. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives and expect our Asia-Pacific sales and marketing expenses to continue to increase as we continue to grow our business, including the impact from the Metronode acquisition.
General and Administrative Expenses. Our general and administrative expenses for the nine months ended September 30, 2018 and 2017 were split among the following geographic regions (dollars in thousands):

	Nine Months Ended September 30,				% Change
	2018	%	2017	%	Actual	Constant Currency
Americas	$417,627	67%	$344,754	62%	21%	22%
EMEA	137,673	22%	152,016	27%	(9)%	(14)%
Asia-Pacific	65,248	11%	61,320	11%	6%	4%
Total	$620,548	100%	$558,090	100%	11%	10%

	Nine Months Ended September 30,
	2018	2017
General and administrative expenses as a percentage of revenues:
Americas	23%	22%
EMEA	12%	16%
Asia-Pacific	9%	10%
Total	16%	18%
Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $30.8 million of higher compensation costs, including general salaries, bonuses, stock-based compensation, and headcount growth (1,297 Americas general and administrative employees, including those from the Verizon Data Center Acquisition, as of September 30, 2018 versus 1,088 as of September 30, 2017); (ii) $13.6 million of higher office, rent and facilities costs and consulting expenses in support of our business growth and (iii) $22.8 million of higher depreciation expense associated with the implementation of certain systems, including revenue, data management and cloud exchange systems, to improve our quote to order and billing processes and to support the integration and growth of our business. During the nine months ended September 30, 2018, the impact of foreign currency fluctuations on our Americas general and administrative expenses was not significant when compared to average exchange rates for the nine months ended September 30, 2017. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments in improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. Going forward, although we are carefully monitoring our spending, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including these investments in our back office systems, investments to maintain our REIT qualification and recent acquisitions.
EMEA General and Administrative Expenses. The decrease in our EMEA general and administrative expenses was primarily due to (i) $23.1 million of lower amortization expense as a result of fully amortizing the TelecityGroup trade names during the third quarter of 2017; (ii) $6.1 million decrease due to realized cash flow hedge gains and (iii) $4.3 million lower outside services consulting expense, partially offset by an increase of $17.2 million of compensation expenses, including general salaries, bonuses, and stock-based compensation and headcount growth (807 EMEA general and administrative employees as of September 30, 2018 versus 744 as of September 30, 2017). For the nine months ended September 30, 2018, foreign currency fluctuations on our EMEA general and administrative expenses resulted in approximately $6.4 million of net unfavorable foreign currency impact to our EMEA general and administrative expenses primarily due to a generally weaker U.S. dollar relative to the Euro and British Pound during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth.
Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to higher compensation costs, including general salaries, bonuses, stock-based compensation, and headcount growth (475 Asia-Pacific general and administrative employees as of September 30, 2018 versus 427 as of September 30, 2017). The impact of foreign currency fluctuations on our Asia-Pacific general and administrative expenses for the nine months ended September 30, 2018 was not significant when compared to average exchange rates of the nine months ended September 30, 2017. Going forward, although we are carefully monitoring our spending, we expect Asia-Pacific general and administrative expenses to increase as we continue to support our growth, including the impact from the Metronode acquisition.
Acquisition Costs. During the nine months ended September 30, 2018, we recorded acquisition costs totaling $33.9 million, primarily in the Asia-Pacific and Americas regions, due to our acquisitions of Metronode and Infomart Dallas. During the nine months ended September 30, 2017, we recorded acquisition costs totaling $31.5 million, primarily in the Americas region, due to the Verizon Data Center Acquisition.
Gain on Asset Sales. During the nine months ended September 30, 2018, we recorded a gain on asset sales of $6.0 million primarily relating to the sale of the FR3 data center in the EMEA region. We did not have any gain on asset sales during the nine months ended September 30, 2017.
Income from Operations. Our income from operations for the nine months ended September 30, 2018 and 2017 was split among the following geographic regions (dollars in thousands):

	Nine Months Ended September 30,				% Change
	2018	%	2017	%	Actual	Constant Currency
Americas	$295,983	42%	$261,934	46%	13%	14%
EMEA	225,979	32%	164,105	28%	38%	27%
Asia-Pacific	184,704	26%	150,932	26%	22%	19%
Total	$706,666	100%	$576,971	100%	22%	19%
Americas Income from Operations. The increase in our Americas income from operations was primarily due to higher income generated from acquisitions, higher revenues as a result of our IBX data center expansion activity and organic growth as described above. The impact of foreign currency fluctuations on our Americas income from operations for the nine months ended September 30, 2018 was not significant when compared to average exchange rates of the nine months ended September 30, 2017.
EMEA Income from Operations. The increase in our EMEA income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity and acquisitions, as described above, as well as lower sales and marketing and general and administrative expenses as a percentage of revenues, which was primarily due to lower amortization costs as a result of fully amortizing the TelecityGroup trade names during the third quarter of 2017. Foreign currency fluctuations on our EMEA income from operations for the nine months ended September 30, 2018 resulted in approximately $17.3 million of net favorable foreign currency impact to our EMEA income from operations primarily due to a generally weaker U.S. dollar relative to the Euro and British Pound during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Asia-Pacific Income from Operations. The increase in our Asia-Pacific income from operations was primarily due to higher income generated from the Metronode Acquisition, higher revenues as a result of our IBX data center expansion activity and organic growth as described above and lower operating expenses as a percentage of revenues, especially cost of sales. Foreign currency fluctuations on our Asia-Pacific income from operations for the nine months ended September 30, 2018 resulted in approximately $4.8 million of net favorable foreign currency impact to our Asia-Pacific income from operations primarily due to a generally weaker U.S. dollar relative to the Japanese Yen and Singapore Dollar during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Interest Income. Interest income was $11.5 million and $9.8 million, respectively, for the nine months ended September 30, 2018 and 2017. The average annualized yield for the nine months ended September 30, 2018 was 1.12% versus 0.57% for the nine months ended September 30, 2017.
Interest Expense. Interest expense increased to $391.5 million for the nine months ended September 30, 2018 from $352.6 million for the nine months ended September 30, 2017, primarily attributable to our issuance of the €750.0 million 2.875% Euro Senior Notes due 2024 in March 2018 and $750 million 5.000% Infomart Senior Notes in April 2018. The increase was partially offset by lower weighted average interest rates during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. We capitalized $13.0 million and $20.6 million of interest expense to construction in progress for the nine months ended September 30, 2018 and 2017, respectively. We expect to incur higher interest expense in future periods in connection with additional indebtedness that we incurred during 2018 and as a result of the increasing interest rates.
Other Income (Expense). We recorded net other income of $9.5 million and $0.5 million, respectively, for the nine months ended September 30, 2018 and September 30, 2017, which was primarily due to foreign currency exchange gains and losses during those periods.
Loss on debt extinguishment. We recorded a $39.2 million net loss on debt extinguishment during the nine months ended September 30, 2018, primarily due to the extinguishment of financing obligations as a result of the Infomart Dallas Acquisition and the SK2 land and building purchase. During the nine months ended September 30, 2017, we recorded a $42.1 million loss on debt extinguishment as a result of amendments of capital lease and other financing obligations and lease terminations in connection with real estate property purchases. In addition, we recorded $14.6 million loss on debt extinguishment in connection with the repayment of all of our 4.875% senior notes.
Income Taxes. We operate as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ended December 31, 2018 and 2017, respectively. As such, other than built-in-gains recognized and withholding taxes, no provision for U.S. income taxes for the REIT and QRSs has been included in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2018 and 2017.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that may otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the nine months ended September 30, 2018 and 2017.
For the nine months ended September 30, 2018 and 2017, we recorded $41.6 million and $24.9 million of income tax expense, respectively. Our effective tax rates were 14.0% and 12.9%, respectively, for the nine months ended September 30, 2018 and 2017. The increase in the effective tax rate for the nine months ended September 30, 2018 as compared to the same period in 2017 is primarily due to increased profits in higher tax rate jurisdictions, which is partially offset by a release of valuation allowance as a result of a legal entity reorganization in our Americas region during the nine months ended September 30, 2018.
Our accounting for deferred taxes involves weighing positive and negative evidence relating to the realizability of deferred tax assets in each tax jurisdiction. A release of valuation allowance results in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the event occurs. We recognized a tax benefit of approximately $33.0 million in the nine months ended September 30, 2018 as a result of concluding that the valuation allowances were no longer required in certain foreign jurisdictions after considering such evidence as the nature, frequency, severity of current and cumulative financial reporting losses, and sources of future taxable incomes and tax planning strategies.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gain on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to income or loss from operations. Our adjusted EBITDA for the nine months ended September 30, 2018 and 2017 was split among the following geographic regions (dollars in thousands):

	Nine Months Ended September 30,				% Change
	2018	%	2017	%	Actual	Constant Currency
Americas	$881,507	49%	$748,871	50%	18%	19%
EMEA	516,790	29%	417,640	28%	24%	16%
Asia-Pacific	397,748	22%	320,690	22%	24%	22%
Total	$1,796,045	100%	$1,487,201	100%	21%	19%
Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was primarily due to the Verizon Data Center Acquisition and the Infomart Dallas Acquisition, higher revenues as a result of our IBX data center expansion activity and organic growth as described above. During the nine months ended September 30, 2018, foreign currency fluctuations resulted in approximately $6.2 million of net unfavorable foreign currency impact to our Americas adjusted EBITDA primarily due to a generally stronger U.S. dollar relative to the Brazilian Real during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and acquisitions, as described above, as well as lower sales and marketing and general and administrative expenses as a percentage of revenues. During the nine months ended September 30, 2018, foreign currency fluctuations resulted in approximately $32.5 million of net favorable foreign currency impact to our EMEA adjusted EBITDA primarily due to a generally weaker U.S. dollar relative to the Euro and British Pound during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Asia-Pacific Adjusted EBITDA. The increase in our Asia-Pacific adjusted EBITDA was primarily due to the Metronode Acquisition, higher revenues as a result of our IBX data center expansion activity and organic growth as described above and lower cost of revenues as a percentage of revenues. During the nine months ended September 30, 2018, foreign currency fluctuations resulted in approximately $6.8 million of net favorable foreign currency impact to our Asia-Pacific adjusted EBITDA primarily due to a generally weaker U.S. dollar relative to Japanese Yen and Singapore Dollar during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
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
Adjusted EBITDA
We define adjusted EBITDA as income or loss from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs, and gain on asset sales as presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income from operations	$265,753	$224,863	$706,666	$576,971
Depreciation, amortization, and accretion expense	306,318	277,719	921,611	749,118
Stock-based compensation expense	47,588	45,654	139,849	129,602
Acquisition costs	(1,120)	2,083	33,932	31,510
Gain on asset sales	(6,013)	—	(6,013)	—
Adjusted EBITDA	$612,526	$550,319	$1,796,045	$1,487,201
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

Our FFO and AFFO for the three and nine months ended September 30, 2018, and 2017 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$124,825	$79,900	$255,337	$167,767
Adjustments:
Real estate depreciation	220,017	200,313	663,901	535,114
(Gain) loss on disposition of real estate property	(4,812)	5,877	1,072	3,779
Adjustments for FFO from unconsolidated joint ventures	—	29	—	85
FFO	$340,030	$286,119	$920,310	$706,745

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
FFO	$340,030	$286,119	$920,310	$706,745
Adjustments:
Installation revenue adjustment	3,209	6,161	6,208	17,775
Straight-line rent expense adjustment	1,551	2,297	5,516	5,721
Contract cost adjustment	(5,271)	—	(13,010)	—
Amortization of deferred financing costs and debt discounts and premiums	3,148	4,390	10,609	20,100
Stock-based compensation expense	47,588	45,654	139,849	129,602
Non-real estate depreciation expense	33,917	29,205	103,281	87,021
Amortization expense	51,792	48,893	153,443	128,068
Accretion expense (adjustment)	592	(692)	986	(1,085)
Recurring capital expenditures	(55,382)	(44,914)	(132,819)	(105,455)
(Gain) loss on debt extinguishment	(1,492)	22,156	39,214	42,103
Acquisition costs	(1,120)	2,083	33,932	31,510
Income tax expense adjustment	(16,312)	(10,058)	(22,567)	(6,575)
Adjustments for AFFO from unconsolidated joint ventures	—	(5)	—	(17)
AFFO	$402,250	$391,289	$1,244,952	$1,055,513
Our AFFO results have improved due to the improved operating results discussed earlier in "Results of Operations," as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in "Overview."
Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies such as the Euro, British Pound, Japanese Yen, Singapore Dollar, Australian Dollar and Brazilian Real. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Our constant currency calculation does not take into consideration our existing hedging activities. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the nine months ended September 30, 2017 are used as exchange rates for the nine months ended September 30, 2018 when comparing the nine months ended September 30, 2018 with the nine months ended September 30, 2017).
Liquidity and Capital Resources
As of September 30, 2018, our total indebtedness was comprised of debt and financing obligations totaling $11.4 billion consisting of (a) $8,542.2 million of principal from our senior notes, (b) approximately $1,484.5 million from our capital lease and other financing obligations, and (c) $1,407.7 million of principal from our mortgage and loans payable (gross of debt issuance cost, debt discount, plus debt premium).
We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, payment of expenses related to our REIT integration activities, payment of regular dividends and completion of our publicly-announced expansion projects.
In March 31, 2018, we issued €750.0 million 2.875% Euro Senior Notes due 2024. On April 2, 2018, we completed the Infomart Dallas Acquisition for a purchase price of approximately $804.0 million, which was funded with approximately $45.8 million in cash and $758.2 million aggregate fair value of 5.000% senior unsecured notes. On April 18, 2018, we completed the Metronode Acquisition for a cash purchase price of A$1.033 billion or approximately $804.1 million at the exchange rate in effect on April 18, 2018. In July, we drew down the full amount of the JPY Term Loan of ¥47.5 billion, or approximately $424.7 million at the exchange rate effective on July 31, 2018, and prepaid the remaining principal of our existing Japanese Yen Term Loan of ¥43.8 billion or approximately $391.3 million. As of September 30, 2018, we had $885.9 million of cash, cash equivalents and short-term investments, of which approximately $457.2 million was held in the U.S. We believe that our current expansion activities in the U.S. can be funded with our U.S.-based cash and cash equivalents and investments. In addition to our cash and investment portfolio, we have additional liquidity available to us from our $2.0 billion revolving facility and the ATM program as described below.
As of September 30, 2018, we had 42 irrevocable letters of credit totaling $69.1 million issued and outstanding under the revolving facility. As a result, we had a total of approximately $1.9 billion of additional liquidity available to us under the revolving facility.
In August 2017, we entered into an equity distribution agreement to sell up to $750.0 million of common stock in at the market ("ATM") offerings. During the nine months ended September 30, 2018, we sold 631,522 shares under the ATM Program, for approximately $273.9 million, net of payment of commissions to the sales agents. As of September 30, 2018, we had generated net proceeds of $629.0 million under the ATM program.
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
Sources and Uses of Cash

	Nine Months Ended September 30,
	2018	2017
	(dollars in thousands)
Net cash provided by operating activities	$1,256,797	$944,354
Net cash used in investing activities	(2,349,957)	(4,616,830)
Net cash provided by financing activities	571,807	4,508,974
Operating Activities. Cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary use of cash from our operating activities includes compensation and related costs, interest payments, other general corporate expenditures and taxes. Net cash provided by operating activities increased from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 primarily due to improved operating results offset by timing of payments of our purchases and increases in cash paid for cost of revenues, operating expenses, interest expense and income taxes.
Investing Activities. The net cash used in investing activities for the nine months ended September 30, 2018 was primarily due to capital expenditures of $1,415.5 million as a result of our expansion activity, business acquisitions of approximately $829.2 million, primarily related to the Metronode Acquisition, purchase of investments of $55.2 million, and purchases of real estate of $136.6 million, partially offset by proceeds from sales of investments of $74.4 million and proceeds from asset sales of $12.2 million. The net cash used in investing activities for the nine months ended September 30, 2017 was primarily due to business acquisitions of approximately $3.6 billion, primarily the Verizon Data Center Acquisition, capital expenditures of $946.0 million as a result of our expansion activity, purchases of real estate of $65.0 million, partially offset by proceeds from asset sales of $47.8 million.
In the second quarter of 2018, we completed the acquisitions of Metronode and Infomart Dallas. We also expect our IBX expansion construction activity will increase from 2017 levels. If the opportunity to expand is greater than planned and we have sufficient funding to pursue such expansion opportunities, we may further increase the level of capital expenditure to support this growth as well as pursue additional business and real estate acquisitions or joint ventures.
Financing Activities. The net cash provided by financing activities for the nine months ended September 30, 2018 was primarily due to (i) the issuance of €750.0 million 2.875% Euro Senior Notes due 2024, or approximately $929.9 million in U.S. dollars, at the exchange rate in effect on March 14, 2018; (ii) borrowing of the JPY Term Loan of ¥47.5 billion, or approximately $424.7 million at the exchange rate effective on July 31, 2018; (iii) sale of 631,522 shares under the ATM Program, for net proceeds of $273.9 million and (iv) proceeds from employee awards of $50.1 million. The proceeds were partially offset by (i) dividend distributions of $554.7 million; (ii) repayments of capital lease and other financing obligations of $89.7 million; (iii) repayments of mortgage and loans payable of $429.5 million, primarily related to the prepayment of the remaining principal of our existing Japanese Yen Term Loan; (iv) payments of debt extinguishment costs of $20.6 million and (v) payments of debt issuance costs of $12.2 million. The net cash provided by financing activities for the nine months ended September 30, 2017 was primarily related to funding the Verizon Data Center Acquisition; we borrowed the full amount of our €1.0 billion Term B-2 Loan, or approximately $1.1 billion at the exchange rate in effect on January 6, 2017, issued $1.25 billion of 5.375% senior notes due 2027, the issuance of €1.0 billion 2.875% Euro Senior Notes due 2025, approximately $1.2 billion at the exchange rate on September 20, 2017, and the sale of 6,069,444 shares of common stock in a public offering for net proceeds of $2.1 billion. Other financing activities included repayment of the entire $500.0 million principal amount of our 4.875% Senior Notes due 2020, dividend distributions of $463.9 million, debt issuance costs of $56.9 million, repayments of capital lease and other financing obligations of $60.3 million, and repayments of mortgage and loans payable of $63.5 million, partially offset by proceeds from employee awards of $41.6 million. Going forward, we expect that our financing activities will include repayment and refinancing of our existing debt and incremental financings needed to support expansion opportunities, additional acquisitions or joint ventures, and the payment of our regular cash dividends.

Contractual Obligations and Off-Balance-Sheet Arrangements
We lease a majority of our IBX data centers and certain equipment under non-cancellable lease agreements expiring through 2065. The following represents our debt maturities, financings, leases and other contractual commitments as of September 30, 2018 (in thousands):

	2018 (3 months)	2019	2020	2021	2022	Thereafter	Total
Term loans and other loans payable (1)	$18,645	$73,376	$73,307	$73,042	$1,165,189	$4,165	$1,407,724
Senior notes (1)	—	300,000	300,000	150,000	750,000	7,042,200	8,542,200
Interest (2)	104,084	411,868	395,546	379,122	353,043	882,216	2,525,879
Capital lease and other financing obligations (3)	56,747	166,154	165,975	164,951	164,780	1,547,518	2,266,125
Operating leases (4)	48,596	187,318	177,240	165,351	157,565	1,252,186	1,988,256
Other contractual commitments (5)	832,650	406,749	80,491	32,653	23,026	174,943	1,550,512
Asset retirement obligations (6)	—	9,952	2,935	3,912	11,530	69,524	97,853
	$1,060,722	$1,555,417	$1,195,494	$969,031	$2,625,133	$10,972,752	$18,378,549

(1)	Represents principal and unamortized mortgage premium only.

(2)
Represents interest on mortgage payable, loans payable, senior notes and term loans based on their respective interest rates as of September 30, 2018, as well as the credit facility fee for the revolving credit facility.

(3)	Represents principal and interest.

(4)	Represents minimum operating lease payments, excluding potential lease renewals.

(5)	Represents off-balance sheet arrangements. Other contractual commitments are described below.

(6)	Represents liability, net of future accretion expense.
In connection with certain of our leases and other contracts requiring deposits, we entered into 42 irrevocable letters of credit totaling $69.1 million under the revolving credit facility. These letters of credit were provided in lieu of cash deposits. If beneficiaries of the letters of credit were to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the revolving credit facility. These contingent commitments are not reflected in the table above.
We had accrued liabilities related to uncertain tax positions totaling approximately $113.2 million as of September 30, 2018. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.
As of September 30, 2018, we were contractually committed for $760.9 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2018 and thereafter, is reflected in the table above as "other contractual commitments."
We had other non-capital purchase commitments in place as of September 30, 2018, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2018 and beyond. Such other purchase commitments as of September 30, 2018, which total $789.6 million, are also reflected in the table above as "other contractual commitments."
Additionally, we entered into lease agreements in various locations for a total lease commitment of approximately $230.2 million, excluding potential lease renewals. These lease agreements will commence between April 2019 and August 2019 with lease terms of 10 to 30 years, which are not reflected in the table above.
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
Market Risk
There have been no significant changes in our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the nine months ended September 30, 2018 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2017, other than factors discussed below.
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
We have entered into various foreign currency debt obligations. As of September 30, 2018, the total principal amount of foreign currency debt obligations was $4,553.0 million, including $3,192.2 million denominated in Euro, $635.7 million denominated in British Pound, $418.0 million denominated in Japanese Yen and $307.1 million denominated in Swedish Krona. As of September 30, 2018, we have designated $4,190.8 million of the total principal amount of foreign currency debt obligations as net investment hedges against our net investments in foreign subsidiaries. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge, except the ineffective portion and forward points, are recorded as a component of other comprehensive income in the consolidated balance sheets. We did not record any ineffectiveness during the nine months ended September 30, 2018.
Fluctuations in the exchange rates between these foreign currencies (i.e. Euro, British Pound, Swedish Krona and Japanese Yen) and the U.S. Dollar will impact the amount of U.S. dollars that we will require to settle the foreign currency debt obligations at maturity. If the U.S. Dollar would have been weaker or stronger by 10% in comparison to these foreign currencies as of September 30, 2018, we estimate our obligation to cash settle the principal of these foreign currency debt obligations in U.S. dollars would have increased or decreased by approximately $455.3 million respectively.
The U.S. dollar strengthened relative to certain of the currencies of the foreign countries in which we operate during the nine months ended September 30, 2018. This has significantly impacted our condensed consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. dollar will continue to have a significant impact to us in future periods.
With the existing cash flow hedges in place, a hypothetical additional 10% strengthening of the U.S. dollar for the nine months ended September 30, 2018 would have resulted in a reduction of our revenues and operating expenses including depreciation and amortization expense by approximately $104.4 million and $109.7 million, respectively.
With the existing cash flow hedges in place, a hypothetical additional 10% weakening of the U.S. dollar for the nine months ended September 30, 2018 would have resulted in an increase of our revenues and operating expenses including depreciation and amortization expense by approximately $132.1 million and $134.0 million, respectively.

Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate 10% increase or decrease in current interest rates from their position as of September 30, 2018 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations. However, the interest expense associated with our senior credit facility and term loans, that bear interest at variable rates, could be affected. For every 100 basis point increase or decrease in interest rates, our annual interest expense could increase by a total of approximately $12.0 million or decrease by a total of approximately $5.1 million based on the total balance of our primary borrowings under the Term A loan facility and the JPY Term Loan as of September 30, 2018. As of September 30, 2018, we had not employed any interest rate derivative products against our debt obligations. However, we may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.

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
(b) Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented certain internal controls related to the adoption of ASC 606, Revenue from Contracts with Customers, to ensure we adequately evaluated our contracts and properly assessed the impact of the new revenue recognition standard on our financial statements to facilitate its adoption effective January 1, 2018.
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
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of September 30, 2018, our total indebtedness (gross of debt issuance cost, debt discount, and debt premium) was approximately $11.4 billion, our stockholders' equity was $7.2 billion and our cash, cash equivalents, and investments totaled $0.9 billion. In addition, as of September 30, 2018, we had approximately $1.9 billion of additional liquidity available to us from our $2.0 billion revolving credit facility. Some of our debt contains covenants which may limit our operating flexibility. In addition to our substantial debt, we lease a majority of our IBX data centers and certain equipment under non-cancellable lease agreements, some of which are accounted for as operating leases. As of September 30, 2018, our total minimum operating lease commitments under those lease agreements, excluding potential lease renewals, was approximately $2.0 billion, which represents off-balance sheet commitments.
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
The market price of the shares of our common stock has been and may continue to be highly volatile. General economic and market conditions, and market conditions for telecommunications and real estate investment trust stocks in general, may affect the market price of our common stock.
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
In order to sustain our growth in certain of our existing and new markets, we may have to expand an existing data center, lease a new facility or acquire suitable land, with or without structures, to build new IBX data centers from the ground up. Expansions or new builds are currently underway, or being contemplated, in many of our markets. These construction projects expose us to many risks which could have an adverse effect on our operating results and financial condition. Some of the risks associated with these projects include:

•	construction delays;

•	lack of availability and delays for data center equipment, including items such as generators and switchgear;

•	unexpected budget changes;

•	increased prices for building supplies, raw materials and data center equipment;

•	labor availability, labor disputes and work stoppages with contractors, subcontractors and other third parties;

•	unanticipated environmental issues and geological problems; and

•	delays related to permitting from public agencies and utility companies.
Additionally, all construction related projects require us to carefully select and rely on the experience of one or more designers, general contractors, and associated subcontractors during the design and construction process. Should a designer, general contractor or significant subcontractor experience financial problems or other problems during the design or construction process, we could experience significant delays, increased costs to complete the project and/or other negative impacts to our expected returns.
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

Regulation of greenhouse gas ("GHG") emissions could increase the cost of electricity by reducing amounts of electricity generated from fossil fuels, by requiring the use of more expensive generating methods or by imposing taxes or fees upon electricity generation or use. The U.S. EPA initially published a regulation in October 2015, called the "Clean Power Plan," that was intended to reduce GHG emissions from existing fossil fuel-fired power plants by 32 percent from 2005 levels by 2030. In August 2018, the U.S. EPA issued a proposed rule that would replace the Clean Power Plan with the “Affordable Clean Energy” rule. Under the Affordable Clean Energy rule, coal-fired power plants will be required to make efficiency improvements to reduce their GHG emissions. The U.S. EPA has not yet finalized the Affordable Clean Energy rule. While we do not expect these regulatory developments to materially increase our costs of electricity, the costs remain difficult to predict or estimate.
State regulations also have the potential to increase our costs of obtaining electricity. Certain states, like California, also have issued or may enact environmental regulations that could materially affect our facilities and electricity costs. California has limited GHG emissions from new and existing conventional power plants by imposing regulatory caps and by selling or auctioning the rights to emission allowances. Washington, Oregon and Massachusetts have issued regulations to implement similar carbon cap and trade programs. Some other states limit carbon emissions through the Regional Greenhouse Gas Initiative ("RGGI") cap and trade program. State programs have not had a material adverse effect on our electricity costs to date, but due to the market-driven nature of some of the programs, they could have a material adverse effect on electricity costs in the future. Such laws and regulations are also subject to change at any time.
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
The failure to recruit and retain necessary personnel, could harm our business and our ability to grow our company.
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
Finally, as our customers evolve their IT strategies, we must remain flexible and evolve along with new technologies and industry and market shifts. Ineffective planning and execution in our cloud strategy and product development lifecycle may cause difficulty in sustaining competitive advantage in our products and services.
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
Our most recent evaluation of our controls resulted in our conclusion that, as of December 31, 2017, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth, through, for example, the integration of Metronode, Infomart Dallas, Itconic, and Zenium, the adoption of new accounting principles and tax laws, and our overhaul of our back office systems that, for example, support the customer experience from initial quote to customer billing and our revenue recognition process, will require us to further develop our controls and reporting systems and implement or amend new or existing controls and reporting systems in those areas where the implementation and integration is still ongoing. All of these changes to our financial systems and the implementation and integration of acquisitions create an increased risk of deficiencies in our internal controls over financial reporting. If, in the future, our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.
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
As of September 30, 2018, our retained earnings were $779.9 million. Although we have generated net income for each fiscal year since 2008, except for the year ended December 31, 2014, we are currently investing heavily in our future growth through the build out of multiple additional IBX data centers, expansions of IBX data centers and acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover the additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
We paid quarterly distributions in February, June and September of 2018 and have declared a fourth quarterly distribution to be paid on December 12, 2018. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the creation of reserves or required debt service or amortization payments.
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
At any time, the federal or state income tax laws governing REITs, or the administrative interpretations of those laws, may be amended. Federal and state tax laws are constantly under review by persons involved in the legislative process, the Internal Revenue Service, the U.S. Department of the Treasury and state taxing authorities. Changes to the tax laws, regulations and administrative interpretations, which may have retroactive application, could adversely affect us. In addition, some of these changes could have a more significant impact on us as compared to other REITs due to the nature of our business and our substantial use of TRSs, particularly non-U.S. TRSs.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as of May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/2015	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/2015	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/2015	2.3

2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	12/6/2016	2.1

2.5	Amendment No.1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon communications Inc. and Equinix, Inc.	10-K	12/31/2016	2.5

2.6	Amendment No.2 to the Transaction Agreement, dated April 30, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	5/1/2017	2.1

2.7	Amendment No.3 to the Transaction Agreement, dated June 29, 2018, by and between Verizon Communications Inc. and Equinix, Inc.	10-Q	8/8/2018	2.7

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/2002	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/14/2011	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/11/2013	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	3/29/2016	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture for the 2023 Notes dated March 5, 2013 between Equinix, Inc. and U.S. Bank National Association as trustee	8-K	3/5/2013	4.3

4.3	Form of 5.375% Senior Note due 2023 (see Exhibit 4.2)

4.4	Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/2014	4.1

4.5	First Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/2014	4.2

4.6	Form of 5.375% Senior Note due 2022 (see Exhibit 4.5)

4.7	Second Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	11/20/2014	4.4
4.8	Form of 5.750% Senior Note due 2025 (see Exhibit 4.7)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
4.9	Third Supplemental Indenture, dated as of December 4, 2015, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	12/4/2015	4.2

4.10	Form of 5.875% Senior Note due 2026 (see Exhibit 4.9)

4.11	Fourth Supplemental Indenture, dated as of March 22, 2017 between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	3/22/2017	4.2

4.12	Form of 5.375% Senior Notes due 2027 (see Exhibit 4.11)

4.13	Fifth Supplemental Indenture, dated as of September 20, 2017 among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent	8-K	9/20/2017	4.2

4.14	Form of 2.875% Senior Notes due 2025 (see Exhibit 4.13)

4.15	Indenture, dated as of December 12, 2017, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	12/5/2017	4.1

4.16	Supplemental Indenture, dated as of December 12, 2017, among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent	8-K	12/5/2017	4.2

4.17	Form of 2.875% Senior Notes due 2026 (see Exhibit 4.16)
4.18	Second Supplemental Indenture, dated as of March 14, 2018, among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent	8-K	3/14/2018	4.2

4.19	Form of 2.875% Senior Notes due 2024 (see Exhibit 4.18)

4.20	Third Supplemental Indenture, dated as of April 2, 2018, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	4/3/2018	4.2

4.21	Form of 5.00% Senior Notes due April 2019 (see Exhibit 4.20)

4.22	Form of 5.00% Senior Notes due October 2019 (see Exhibit 4.20)

4.23	Form of 5.00% Senior Notes due April 2020 (see Exhibit 4.20)

4.24	Form of 5.00% Senior Notes due October 2020 (see Exhibit 4.20)

4.25	Form of 5.00% Senior Notes due April 2021 (see Exhibit 4.20)

4.26	Form of Registrant’s Common Stock Certificate	10-K	12/31/2014	4.13

10.1**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.2**	2000 Equity Incentive Plan, as amended.	10-K	12/31/2016	10.2

10.3**	2000 Director Option Plan, as amended.	10-K	12/31/2016	10.3

10.4**	2001 Supplemental Stock Plan, as amended.	10-K	12/31/2016	10.4

10.5**	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.		6/30/2014	10.5

10.6**	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/2008	10.32

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.7**	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/2008	10.33

10.8**	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/2008	10.35

10.9**	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company	2/5/2007	10.9

10.10**	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30, 2010.	10-Q	9/30/2010	10.42

10.11**	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Meyers, Smith, Taylor and Van Camp	10-K	12/31/2010	10.33

10.12**	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.	10-K	12/31/2010	10.34

10.13**	International Long-Term Assignment Letter by and between Equinix, Inc. and Eric Schwartz, dated May 21, 2013.	10-Q	6/30/2013	10.51

10.14**	Employment Agreement by and between Equinix (EMEA) B.V. and Eric Schwartz, dated as of August 7, 2013.	10-Q	9/30/2013	10.54

10.15**	Restricted Stock Unit Agreement dated August 14, 2013 for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	9/30/2013	10.55

10.16**	Offer Letter from Equinix, Inc. to Karl Strohmeyer dated October 28, 2013.	10-Q	3/31/2014	10.49

10.17**	Restricted Stock Unit Agreement for Karl Strohmeyer under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/2014	10.50

10.18**	Change in Control Severance Agreement by and between Karl Strohmeyer and Equinix, Inc. dated December 2, 2013.	10-Q	3/31/2014	10.51

10.19**	2016 Form of Revenue/AFFO Restricted Stock Unit Agreement for executives.	10-Q	3/31/2016	10.57

10.20**	2016 Form of TSR Restricted Stock Unit Agreement for executives.	10-Q	3/31/2016	10.58

10.21**	2016 Form of Time-Based Restricted Stock Unit Agreement for executives.	10-Q	3/31/2016	10.59

10.22**	2017 Form of Revenue/AFFO Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2017	10.35

10.23**	2017 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2017	10.36

10.24**	2017 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2017	10.37

10.25**	Equinix, Inc. Annual Incentive Plan.	10-Q	3/31/2017	10.39

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.26**	2018 Form of Revenue/AFFO Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2018	10.31

10.27**	2018 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2018	10.32

10.28**	2018 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2018	10.33

10.29**	Equinix, Inc. Annual Incentive Plan 2018 Award Agreement for Executive Staff Employees.	10-Q	3/31/2018	10.34

10.30	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014.	10-Q	9/30/2014	10.67

10.31	Share Purchase Agreement with Digital Realty Trust, L.P., relating to the sale and purchase of shares in TelecityGroup UK LON Limited, Telecity Netherlands AMS01 AMS04 BV, Equinix Real Estate (TCY AMS04) B.V. and TelecityGroup Germany Fra2 GmbH, dated May 14, 2016.	10-Q	6/30/2016	10.55

10.32**	Letter Agreement dated June 9, 2016, by and between Equinix, Inc. and Eric Schwartz, amending his International Long Term Assignment letter dated May 21, 2013 and Employment Agreement with Equinix (EMEA) B.V. dated August 7, 2013.	10-Q	6/30/2016	10.56

10.33	Term Loan Agreement dated as of September 30, 2016 among Equinix Japan K.K. as Borrower, the Lenders (defined therein) and Bank of Tokyo-Mitsubishi UFJ, Ltd., as Arranger and Agent.	10-Q	9/30/2016	10.42

10.34	Credit Agreement dated as of December 12, 2017 among Equinix, Inc. as Borrower, The Guarantors Parties (defined therein), Bank of America, N.A., as Administrative Agent, Lender and L/C issuer, Barclays Bank PLS, Goldman Sachs Bank USA, HSBC Securities (USA) Inc. ING Capital LLC, TD Securities (USA) LLC, and Wells Fargo Bank, National Association as Co-Documentation Agents, the Other Lenders Party (defined therein) and Bank of America, N.A., Citibank, N.A., JPMorgan Chase Bank, N.A., MUFG, and RBC Capital Markets as Joint Lead Arrangers and Joint Book Runners.	10-K	12/31/2017	10.40

10.35	Consent and First Amendment to Credit Agreement, dated as of June 28, 2018 by and among Equinix, Inc. as Borrower, the Guarantors (defined therein), the Lenders (as such term is defined in the Credit Agreement referred to therein), and BANK OF AMERICA, N.A., as Administrative Agent	10-Q	8/8/2018	10.35

10.36	Second Amendment to Credit Agreement, dated as of July 26, 2018, by and between Equinix, Inc. as Borrower, the financial institutions defined therein, MUFG Bank, Ltd., as Technical Agent and Bank of America, N.A. as Administrative Agent, under that certain Credit Agreement dated December 12, 2017.	10-Q	8/8/2018	10.36

12.1	Statement of Computation of Ratios	10-K	12/31/2017	12.1

21.1	Subsidiaries of Equinix, Inc.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Document.				X

101.DEF	XBRL Taxonomy Extension Definition Document.				X

101.LAB	XBRL Taxonomy Extension Labels Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Document.				X

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

EQUINIX, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.
Date: November 2, 2018
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