Form 10-K
period 2018-12-31
EQUINIX INC
filed 2019-02-22
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $34.2 billion. As of February 21, 2019, a total of 80,865,431 shares of the registrant's common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the registrant's definitive proxy statement to be issued in conjunction with the registrant's 2019 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2018. Except as expressly incorporated by reference, the registrant's proxy statement shall not be deemed to be a part of this report on Form 10-K.

EQUINIX, INC.
FORM 10-K
DECEMBER 31, 2018

PART I

ITEM 1.	BUSINESS
The words "Equinix", "we", "our", "ours", "us" and the "Company" refer to Equinix, Inc. All statements in this discussion that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding Equinix's "expectations", "beliefs", "intentions", "strategies", "forecasts", "predictions", "plans" or the like. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Equinix cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Annual Report on Form 10-K. Equinix expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward looking statements contained herein to reflect any change in Equinix's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.
Overview
Equinix, Inc. connects more than 9,800 companies directly to their customers and partners across the world's most interconnected data center and interconnection platform. Platform Equinix® combines a global footprint of state-of-the-art International Business Exchange™ (IBX®) data centers, a variety of interconnection solutions, unique business and digital ecosystems and expert support. Today, businesses leverage the Equinix interconnection platform in 52 strategic markets across the Americas, Asia-Pacific, and Europe, the Middle East and Africa ("EMEA"). Equinix operates as a real estate investment trust for federal income tax purposes ("REIT").
We elected to be taxed as a REIT for federal income tax purposes beginning with our 2015 taxable year. As of December 31, 2018, our REIT structure included all of our data center operations in the United States ("U.S."), Canada, Japan, and the data center operations in EMEA with the exception of Bulgaria, United Arab Emirates and a portion of Turkey. Our data center operations in other jurisdictions are operated as taxable REIT subsidiaries ("TRSs").
Careful, steady expansion has been key to Equinix's growth strategy since our founding, as we seek to offer our customers interconnection opportunities ahead of demand. In April 2018, Equinix purchased the 1.6 million-square foot Infomart Building™ in Dallas, including its operations and tenants, where we had already been operating four Equinix data centers. In the same month, we closed our acquisition of Australian data center provider Metronode and its 10 data centers.
In September 2018, Equinix named Charles Meyers President and Chief Executive Officer of the Company. Meyers also joined Equinix's Board of Directors. Meyers succeeded Peter Van Camp, who had served as interim CEO since January 2018. Upon Meyers' appointment as CEO, Van Camp resumed his role as Executive Chairman of the Equinix Board of Directors, a position he has held since 2005. Meyers joined Equinix in 2010 as President, Equinix Americas, leading our most profitable region through a time of significant growth and strong operating performance. Meyers then served as the Chief Operating Officer at Equinix, where he led the Global Sales, Marketing, Operations and Customer Success teams. For the past year, he was President, Strategy, Services and Innovation (SSI) leading Equinix's strategic business teams including Corporate Strategy, Technology Innovation, Product Management and Engineering. Under Meyers' leadership, SSI worked to optimize our position as a cloud enabler, identify key growth areas, and evolve our offerings in response to market, competitive and technology trends.
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
To accommodate internet traffic growth, the largest networks left the NAPs and began connecting and trading traffic by placing private circuits between each other. Peering, which once occurred at the NAP locations, was moved to these private circuits. Over the years, these circuits became expensive to expand and could not be built quickly enough to accommodate traffic growth. This led to a need by the large carriers to find a more efficient way to peer. The multi-tenant or colocation data center was introduced to meet this need. Today, many customers satisfy their requirements for peering through data center providers like Equinix because this strategy permits them to peer with the networks within one location, using simple, direct and secure connections. Their ability to peer within a data center or across a data center campus, instead of across a metro area, has increased the scalability of their operations while decreasing network costs.
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
In addition, the enterprise customer segment is also evolving. In the past, most enterprises opted to keep their data center requirements in-house. However, current trends are leading more enterprise chief information officers (CIOs) to either outsource their data center requirements, and/or extend their corporate wide area networks (WANs) into carrier-neutral colocation facilities where there are dense ecosystems of network, cloud and IT service providers, and business partners that enterprises can directly and securely interact with in real-time.
The following are macro, technology and regulatory trends that are forcing enterprises and service providers across all industries to rethink their IT architectures to decrease complexity and cost, and seize new opportunities to compete successfully as digital businesses:

•
Digital business transformation is becoming a global phenomenon. According to IDC, by 2021 at least 50% of global GDP will be digitized, and growth in every industry will be driven by digitally enhanced offerings, operations and relationships. Interconnection becomes a key building block for digital business along that journey because real-time interactions between people, things, locations, clouds and data are critical in a digital age.

•
Urbanization is increasing in the majority of metros worldwide. Today, about 55% of the world's population lives in urban areas, and that will grow to 68% by 2050, according to the United Nations. With so many people so close together, digital services must be increasingly concentrated and close to users, so companies can deliver the connectivity their users expect. Interconnection brings applications, data, content and networking into proximity in these densely populated areas. It allows companies to deliver on their service promises, even as demand keeps growing.

•
Cybersecurity has increased in frequency, scope and complexity in our more closely connected world. In fact, a large-scale cybersecurity breach is one of the most serious risks facing companies today. Ernst & Young projects the global cost of cybersecurity breaches will reach $6.0 trillion by 2021. Companies need to strengthen their defenses, even as they increase their vulnerability by distributing their data across a variety of sources and users. To do that, businesses need their security controls to be distributed as well, leveraging interconnection out at the edge where most traffic exchange is happening. The direct, private nature of interconnection also increases data protection and lowers the risk of being compromised.

•
Data Compliance has become a mandate among businesses around the world. The digital economy may be global, but more countries are regulating the data at the heart of the digital economy and prescribing enhanced rules around personal data protections (e.g., GDPR). But remaining compliant is about more than following the rules. In a Thompson Reuters survey, 69% of respondents said successful compliance efforts can drive up business efficiency and effectiveness by enabling greater focus on value-added activities. The need to address compliance drives interconnection because it enables companies to link their data storage, analytics and clouds in the same business region. That data can stay proximate, and local if required by regulations, but still be accessed globally to meet business requirements.

•
Business Ecosystems are becoming the life-blood of digital business. Gartner predicts that by 2021, the number of organizations using a mix of intermediaries will more than double, and that active engagement by these organizations with industries in ecosystems outside their native industry will nearly triple. The reason is that digital trade flows are creating global business and data processes that involve an increasing variety of customers, partners and employees. Interconnection securely and efficiently connects all the players in all these business ecosystems, as those ecosystems expand in depth and number.

Other trends that we see impacting our customers' IT strategies include:

•
The need for businesses and organizations to create a "digital edge" - where commerce, population centers and digital ecosystems meet. A more geographically distributed IT infrastructure is needed to support the digital operations that now cover every global region and every aspect of today's global businesses.

•
The growth of "proximity communities" that rely on immediate physical colocation and interconnection with strategic partners and customers. Examples include financial exchange ecosystems for electronic trading and settlement, media and content provider ecosystems, and ecosystems for real-time bidding and fulfillment of internet advertising.

•
The Internet of Things (IoT), big data infrastructures, artificial intelligence (AI) and the emergence of 5G high-speed mobile and wireless networks, which are creating unprecedented quantities of data that fuel digital business.

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

•
Significant increases in power and cooling requirements for today's data center equipment. New generations of servers and storage devices continue to concentrate processing capability and the associated power consumption and cooling load into smaller footprints; and many legacy-built data centers are unable to accommodate these new power and cooling demands. The high capital costs associated with building and maintaining "in-sourced" data centers creates an opportunity for capital savings by leveraging an outsourced colocation model.

Industry analysts project the compound annual growth rate of the global carrier neutral colocation market to be approximately 8.4% between 2018 and 2022.
Equinix Value Proposition
Equinix's global platform for digital business offers these unique value propositions to customers:

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
More than 9,800 companies, including a diversified mix of cloud and IT service providers, content providers, enterprises, financial companies, and network and mobile service providers, currently operate within Equinix IBX data centers. These companies derive specific value from the following elements of the Equinix platform offering:

•
Interconnection leadership: The global digital economy's demands for fast, secure business collaboration creates a need for interconnection across Equinix's global platform. As this digital journey intensifies, businesses are creating new commerce and collaboration models to compete. Success in this fast-moving world can be facilitated by a single interconnection platform for digital business that is connected physically and virtually around the world. Companies that can deploy an interconnected digital infrastructure can connect broadly and securely scale the integration of their business at the digital edge.

•
Cloud access and expertise: Equinix is home to more than 2,900 cloud and IT service providers and a variety of secure routes to the efficiencies, performance and cost-savings of the cloud. The Equinix Cloud Exchange Fabric™ ("ECX Fabric") offers on-demand access to multiple cloud providers from multiple networks, enabling customers to design scalable cloud services tailored to their needs at a given moment. In 2018, Equinix undertook the next phase in the evolution of Platform Equinix to achieve the direct physical and virtual connection of its IBX data centers around the world. This advance enables our customers to connect on demand to any other customer from any Equinix location, equipping digital businesses to scale their operations rapidly across the largest markets globally. On the ECX Fabric, customers do not have to be in the same IBX data center as their cloud provider(s); they can remotely access cloud services as if they were physically close to the provider. Equinix Professional Services for Cloud experts enable our customers to successfully deploy a mix of private, public, hybrid and multicloud environments over a global interconnected cloud fabric to best fit their business and customer requirements.

•	Comprehensive global solution: With 200 IBX data centers in 52 markets in the Americas, EMEA and Asia-Pacific, Equinix offers a consistent, interconnected global solution.

•
Premium data centers and expertise: Equinix IBX data centers feature advanced design, security, power and cooling, and data center infrastructure management (DCIM) elements to provide customers with industry-leading visibility and reliability, including average uptime of 99.9999% globally in 2018. Equinix Professional Services offers practical guidance and proven solutions to help customers optimize their data center architecture.

•
Dynamic interconnected business ecosystems: Equinix's network- and cloud-neutral model has enabled us to attract a critical mass of networks and cloud and IT services providers, and that, in turn, attracts other businesses seeking to interconnect within a single location or across metros. This local ecosystem model leverages lower networking costs and optimizes the performance of data exchange. At the same time, the ECX Fabric enables private access to remote business ecosystems in regionally distributed IBX data centers to further reduce long-distance networking costs and deliver high performance. As Equinix grows and attracts an ever-more diversified base of customers, the value of Equinix's IBX interconnected data center offering increases.

•
Improved economics: Customers seeking to outsource their data center operations rather than build their own capital-intensive data centers enjoy significant capital cost savings. Customers also benefit from improved economics because of the broad access to networks and clouds that Equinix provides. Rather than purchasing often costly local loops from multiple transit providers, customers can connect directly to more than 1,800 networks and 2,900 cloud and IT service providers inside Equinix's IBX data centers.

•
Leading interconnection insight: After more than 20 years in the industry, Equinix has a specialized staff of industry experts, professional services specialists and solutions architects who helped build and shape the interconnection infrastructure of the internet, and who are now positioned to do the same for digital businesses. This specialization and industry knowledge base offers customers unique expertise and the competitive advantage needed to compete in the global digital economy.

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
Improve customer performance through global interconnection.  To best succeed in today's digital economy, enterprises around the world must adopt globally interconnected, on-demand digital IT architectures. The business connections forged in Equinix data centers through the power of interconnection are vital to accelerating our customers' businesses. To help companies understand, deploy and benefit from global interconnection, Equinix has created a blueprint for becoming an interconnected enterprise - the Interconnection Oriented Architecture® (IOA®) strategy. Based on work with many Fortune 500 customers, our IOA framework is an engagement model that both enterprises and solution providers can leverage to directly and securely connect people, locations, clouds and data. An IOA strategy shifts the fundamental IT delivery architecture from siloed and centralized to interconnected and distributed. Since the introduction of its IOA strategy, Equinix has created the "IOA Playbook" and "IOA Knowledge Base™," which were developed from our aggregated learnings across more than 600 Equinix customer (enterprise and service provider) deployments. These tools are offered online at no charge to any organization and provide fundamental, repeatable steps that organizations can take to deploy an IOA strategy across common digital workloads. They offer application blueprints for networks, security, data and applications, as well as for various use cases including ecosystems, analytics, content delivery, collaboration, hybrid multicloud and the IoT.
When combined with Equinix's critical mass of network and cloud providers and content companies, the increasing rate of adoption of an IOA strategy by the world's enterprise companies enables Equinix to extend its leadership as one of the core interconnection hubs of the information-driven, digital world. The density of providers inside Equinix is a key selling point for companies looking to connect with a diverse set of networks and deliver the best connectivity to their end customers at the digital edge, as well as to network companies that want to sell bandwidth to companies and efficiently interconnect with other networks. Equinix currently houses more than 1,800 unique networks, including the top-tier networks, which allow customers to directly interconnect with providers that best meet their unique price and performance needs. We have a growing mass of key players in cloud and IT services (Amazon Web Services, AT&T, Google Cloud Platform, Microsoft Azure and Office 365, Oracle Cloud Infrastructure, SAP HANA Enterprise Cloud and SAP Cloud Platform, Salesforce.com, IBM Cloud and VMware Cloud), and in the enterprise and financial/insurance sectors (Anheuser-Busch, Aon, Bloomberg, Deloitte, Ericsson, Ford Motors, NASDAQ, PayPal, Sysco Foods and The Society of Lloyd's) as customers. We expect these customer segments will continue to grow as customers seek to leverage our density of network providers and interconnect directly with each other to improve performance.
Streamline ease of doing business globally. Customers say data center reliability, power availability and network choice are the most important attributes they consider when choosing a data center provider in a particular location. We have long been recognized as a leader in these areas.
In 2018, more than half of our revenue came from customers with deployments in all three of our global regions, and we expect global solutions to become an increasingly important data center selection criteria as the need for globally interconnected, on-demand digital IT architectures continues to grow. We continue to focus on strategic acquisitions to expand our market coverage and on global product standardization, pricing and contracts harmonization initiatives to meet these global demands.

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
Expand our product and service portfolio. Our customers’ needs for new solutions to help them scale and adopt new technologies inspire us to create new products and services. We recently introduced our Equinix Cloud Exchange Fabric™ to connect our data centers around the world and enable customers to connect on demand to clouds, networks and any other customer from any Equinix location. We also recently introduced Equinix SmartKey™, a global key management and encryption as a service offering to help our customers manage the security requirements of disbursing data across multiple clouds and third-party providers. We will continue to work with our customers to innovate and introduce new solutions to meet their evolving needs.
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
Accelerate global reach and scale. We continue to evaluate expansion opportunities in select markets based on customer demand. In April 2018, we purchased the 1.6 million-square foot Infomart Building™ in Dallas, including its operations and tenants, where we had already been operating four data centers. Also, in April 2018, we completed our acquisition of Australian data center provider Metronode and its 10 data centers, which expanded our operations into Adelaide, Brisbane, Canberra and Perth, and added scale in Melbourne and Sydney. This acquisition tripled our Australian data center footprint to 15 sites. Careful, steady expansion has been key to our growth strategy since our founding, as we seek to offer our customers interconnection opportunities ahead of demand. As of the end of 2018, Equinix's total global footprint had expanded to 200 data centers in 52 markets in the Americas, EMEA and Asia-Pacific.
We expect to continue to execute our global expansion strategy in a cost-effective and disciplined manner through a combination of acquiring existing data centers through lease or purchase, acquiring or investing in local data center operators, and building new IBX data centers based on key criteria, such as demand and potential financial return in each market.
Our Customers and Partners
Our customers include carriers, mobile and other bandwidth providers, cloud and IT services providers, content providers, financial companies and global enterprises. We provide each company access to a choice of business partners and solutions based on their colocation, interconnection and managed IT service needs. As of December 31, 2018, we had more than 9,800 customers worldwide.
Customers in our five key customer and partner categories include the following:

Cloud and IT Services	Content Providers	Enterprise	FinServ/Insurance	Network and Mobile Services
Amazon Web Services
Box Inc.
Cisco Systems Inc.
Google Cloud Platform
Datapipe
IBM Cloud
Microsoft Azure
NetApp
Oracle Cloud Infrastructure
Salesforce.com
SAP HANA Enterprise
 Cloud and SAP Cloud
 Platform
VMware Cloud
Workday, Inc.
	Criteo DirectTV Discovery, Inc. Index Exchange Movile Netflix Priceline.com Thomson Reuters	Anheuser-Busch Aetna BMC Software Ericsson CDM Smith Colony Brands Deloitte DocuSign Ford Motors Ingram Micro Mazda Motor Corp. Smithfield Foods Sysco Foods Weyerhaueser Wing On	Allianz Technology of America Aon Bloomberg Chicago Board Options Exchange Lincoln Financial NASDAQ Options Exchange PayPal The Society of Lloyd's TIAA	AT&T British Telecom China Mobile Lycamobile NTT Communications Siemens Mobility Services T-Systems TATA Communications Verizon Vodafone
Customers typically sign renewable contracts of one or more years in length. Our largest customer accounted for approximately 3% of our recurring revenues for the years ended December 31, 2018, 2017 and 2016. Our 50 largest customers accounted for approximately 38%, 37% and 36% of our recurring revenues for the years ended December 31, 2018, 2017 and 2016, respectively.
Our Offerings
Equinix provides a choice of data center interconnection solutions and platform services primarily comprised of colocation, interconnection solutions and platform services.
Data Center Solutions
Our IBX data centers provide our customers with secure, reliable and robust environments that are necessary to aggregate and distribute information globally. Our IBX data centers include multiple layers of physical security, scalable cabinet space availability, on-site trained staff (24x7x365), dedicated areas for customer care and equipment staging, redundant AC/DC power systems and other redundant and fault-tolerant infrastructure systems. Some specifications of offerings provided by individual IBX data centers may differ based on original facility design or market.
Within our IBX data centers, customers can deploy their equipment and interconnect with a choice of networks, cloud SaaS providers or other business partners. We also provide customized solutions for customers looking to package our IBX offerings as part of their complex solutions. Our colocation offerings include:
Cabinets. Our customers have several choices for colocating their networking, server and storage equipment. They can place the equipment in one of our shared or private cages or customize their space. In certain select markets, customers can purchase their own private "suite" which is walled off from the rest of the data center. As customers' colocation requirements increase, they can expand within their original cage (or suite) or upgrade into a cage that meets their expanded requirements. Customers buy the hardware they place in our IBX data centers directly from their chosen vendors.
Power. Power is an element of increasing importance in customers' colocation decisions. We offer both AC and DC power circuits at various amperages and phases customized to a customer's individual power requirements.
IBXflex®. IBXflex allows customers to deploy mission-critical operations personnel and equipment on-site at our IBX data centers. Because of the proximity to their infrastructure within our IBX data centers, IBXflex customers can offer a faster response and quicker troubleshooting solution than those available in traditional colocation facilities. This space can also be used as a secure disaster recovery point for customers' business and operations personnel.
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

Smart Hands Services®. The Equinix Smart Hands service enables customers to use our highly trained IBX data center personnel to act as their hands (or eyes and ears) when their own staff cannot be on-site. Smart Hands technicians offer a range of services, from routine equipment inventory and labeling to more complex installations and configuring. Smart Hands technicians also provide technical assistance and troubleshooting services.
Hyperscale Data Centers. Our integration efforts with the major cloud players have provided us with insight into the evolving architecture of the cloud. Today, a large number of private interconnection nodes for the major cloud players are located in Equinix facilities. In addition, we are in discussions with a targeted set of hyperscale customers to develop capacity to serve their larger footprint needs. We are leveraging the combination of existing capacity and dedicated hyperscale builds to meet these needs in a handful of key markets.
Interconnection Solutions
Our interconnection solutions are evolving to enable high-performance, secure, scalable, reliable and cost-effective interconnection and traffic exchange between Equinix customers across our global platform. These interconnection solutions are either on a one-to-one basis with direct cross connects or on a one-to-many basis through our ECX Fabric or other exchange solutions. In the peering community, we play an important industry leadership role by acting as the relationship broker between parties who would like to interconnect within our IBX data centers or between regionally distributed IBX data centers. Our staff holds or has held significant positions in many leading industry groups, such as the North American Network Operators' Group (NANOG) and the Internet Engineering Task Force (IETF). Members of our staff have published industry-recognized white papers and strategy documents in the areas of peering and interconnection, many of which are used by other institutions worldwide in furthering the education and promotion of this important set of solutions.
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
Equinix Cloud Exchange Fabric™ (ECX Fabric™). The ECX Fabric directly and securely connects distributed infrastructure and digital ecosystems on Platform Equinix via global, software-defined interconnection. It enables businesses to customize their connectivity to partners, customers and suppliers through an interface that provides all the benefits companies have come to expect from "as-a-service" models. This includes real-time provisioning via a portal or API, pay-as-you-go billing increments and the removal of friction in establishing elastic connectivity between metros. The ECX Fabric is designed for scalability, agility and virtualized connectivity. Through a single port, Equinix customers can discover and reach anyone on demand, locally or across metros.
The new ECX Fabric capabilities are now available in the Americas, EMEA and APAC regions, including Amsterdam, Atlanta, Chicago, Dallas, Denver, Dublin, Düsseldorf, Frankfurt, Geneva, Helsinki, Hong Kong, London, Los Angeles, Manchester, Melbourne, Miami, Milan, Munich, New York, Osaka, Paris, São Paulo, Seattle, Silicon Valley, Singapore, Stockholm, Sydney, Tokyo, Toronto, Washington, D.C. and Zurich.

Equinix Performance Hub®
The Equinix Performance Hub places corporate IT resources in IBX data centers connected to many networks and clouds near large user populations. Performance Hub solutions can be implemented gradually, without closing or moving out of existing data centers. Performance Hub allows companies to efficiently deploy resources at the edge, closest to their end-users, enabling an affordable, low-risk approach to improving network performance and reducing costs. This distributed, connectivity-driven approach to data center computing has been shown by Gartner, 451 Group, and many enterprise customers to provide dramatic benefits in application and network performance, as well as in business and IT agility.

Equinix Data Hub®

Equinix Data Hub is an extension of the Equinix Performance Hub framework and is a data center solution that addresses enterprise demand for real-time analytics, IoT, data collection and data protection. Data Hub empowers organizations to build a globally optimized data platform located in strategic data centers around the world and maintain full control over business-critical data for any and all security and compliance demands. Data Hub use cases include cloud integrated tiered storage, big data analytics infrastructures and data protection and replication.

Platform Services

Our platform services offer the expertise and tools to help companies create and grow as digital businesses. Our experienced professionals are supporting leading global companies in their digital transformation projects and know which strategies, systems, and IT services and architectures best support business goals in a variety of industries, leveraging existing and emerging technologies.

Equinix SmartKey™. SmartKey is a global SaaS-based, secure key management and cryptography service offered on cloud-neutral Platform Equinix. It provides a secure encryption key service that simplifies data and applications access management across on-premises and hybrid/multicloud infrastructures, whether they are inside or outside of an Equinix IBX data center.
Cloud Consulting Services. Many companies are migrating to a hybrid or multicloud environment as the cloud's cost advantages and flexibility are critical in an era of rising electronic collaboration and user expectations. Equinix's Professional Services for Cloud are designed to facilitate cloud migration with a detailed assessment, design and implementation process that gives customers a faster, smoother path to the cloud. The 2,900 cloud and IT service providers and 1,800 network service providers within Equinix's network help our experts tailor cloud deployments to individual business needs and maximize their cloud performance, savings and security while ensuring future resilience and agility.
Network and IOA Transformation Services. While digital transformation creates new revenue streams, it also creates congestion and performance issues for an organization's legacy network. The growth in data, applications and locations that must be served by a digital enterprise, plus the reduction in latency required by real-time applications, all put stress on legacy IT infrastructure. Equinix's Professional Services for network and IOA transformation helps companies plan and build their future network and infrastructure architectures and get ready to tackle the challenges of digital business today and tomorrow.
Global Solutions Architects
Equinix Global Solutions Architects (GSAs) are committed to helping companies deploy their IT infrastructures in ways that best serve their business needs and fully exploit the advantages offered by Equinix's global interconnection platform. Equinix's GSAs have decades of combined experience in cloud deployments, facility operations, business analytics and network design and operations. They work as extensions of our customers' IT and technology teams, helping to efficiently deploy high-performance solutions, advising them on service provider choices, and designing IT architectures.
Solution Validation Centers
Solution Validation Centers (SVCs) allow customers to test and fine-tune their IT infrastructure, network, cloud and data center rollouts in a real-world environment before full build-out and deployment. Customers can measure how their applications perform when they move off legacy systems, spot and address unforeseen technical barriers, and optimize various infrastructure components, network connections and applications. Our SVCs operate in 18 strategic markets globally, helping companies reduce risk and maximize their IT investments.

Equinix Marketplace
Marketplace is a service for customers that helps them innovate and grow their business by connecting them to rich industry ecosystems and qualified buyers and sellers within our IBX data centers and in the surrounding markets.
Equinix Customer Portal
The Customer Portal offers 24/7 access to our customer care personnel, so customers can report problems, schedule shipments or order Smart Hands services at any time of the day or night. Equinix conducts a significant number of its transactions with its customers via this portal.
Business Continuity Trading Rooms
Trading infrastructure is mission-critical for financial firms worldwide, and our Business Continuity Trading Rooms (BCTRs) ensure that trading does not stop, even if primary operations are knocked off-line or are disabled. A BCTR backs up our customers' trading operations in one of our secure data center facilities, right down to telephone services and multiple desktop monitors. BCTR offerings are protected with backup generators and uninterruptible power supply to guarantee reliability and deliver peace of mind.

Sales and Marketing

Sales. We use a direct sales force and channel marketing program to market our offerings to global enterprises, content providers, financial companies, and mobile and network service providers. We organize our sales force by customer type, as well as by establishing a sales presence in diverse geographic regions, which enables efficient servicing of the customer base from a network of regional offices. In addition to our worldwide headquarters located in Silicon Valley, we have established an Asia-Pacific regional headquarters in Hong Kong and an EMEA regional headquarters in Amsterdam. We also operate a network of sales offices to deploy our field sales and support teams in our major markets across all three regions.
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
The Equinix channel program adds an ecosystem of system integrators and service providers, from managed network to cloud services. They help our customers design and deploy the right cloud and IT solutions needed to reach their customers, employees and supply chains. Our channel partners understand how to leverage and integrate the advantages of the Platform Equinix global footprint, high performance connectivity options and global supply-chain ecosystems to deliver solutions that meet our customers' performance, reliability and cost requirements.
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

Our Competition
While a large number of enterprises own their own data centers, many others outsource some or all of their requirements to multi-tenant data center (MTDC) facilities, such as those operated by Equinix. We believe that the outsourcing trend is likely to accelerate in the coming years. The global MTDC market is highly fragmented. It is estimated that Equinix is one of more than 1,200 companies that provide MTDC offerings around the world, ranging in size from firms with a single data center in a single market to firms in over 20 markets. Equinix competes with these firms which vary in terms of their data center offerings, including:
Colocation Providers
Colocation data centers are a type of MTDC that can also be referred to as "retail" data center space. Typically, colocation data center space is offered on the basis of individual racks/cabinets or cages ranging from 500 to 10,000 square feet in size. Typical customers of colocation providers include:

•	Large enterprises with significant IT expertise and requirements

•	Small and medium businesses looking to outsource data center requirements

•	Cloud and network service providers

•	Electronic trading, digital payments and financial services companies

•	Internet application providers

•	Major internet content, entertainment and social networking providers

•	Shared, dedicated and managed hosting providers

•	Mobile and network service providers

•	Content delivery networks

Full facility maintenance and systems, including fire suppression, security, power backup and HVAC, are routinely included in managed colocation offerings. A variety of additional services are typically available, including remote hands technician services and network monitoring services.
Providers in addition to Equinix that offer colocation both globally and locally include firms such as COLT and NTT.
Carrier-Neutral Colocation Providers
In addition to data center space and power, colocation providers also offer interconnection. Some of these providers, known as network or carrier-neutral colocation providers, can offer customers the choice of hundreds of network service providers or ISPs to choose from. Typically, customers use interconnection to buy ethernet or internet connectivity, perform financial exchange and settlement functions or perform business-to-business e-commerce. Carrier-neutral data centers are often located in key network hubs around the world, such as New York, Ashburn, Va., London, Amsterdam, Singapore and Hong Kong. Two types of data center facilities offering carrier-neutral colocation are used for many network-to-network interconnections:

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
Sample wholesale data center providers include Digital Realty Trust and Global Switch.

Managed Hosting Providers
Managed hosting services are provided by several firms that also provide data center colocation solutions. Typically, managed hosting providers can manage server hardware that is owned by either the hosting provider or the customer. They can also provide a combination of comprehensive systems administration, database administration and sometimes application management services. Frequently, this results in managed hosting providers "running" the customer's servers, although such administration is frequently shared. The provider may manage such functions as operating systems, databases, security and patch management, while the customer will maintain management of the applications riding on top of those systems.
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

Examples of managed hosting providers include: AT&T, CenturyLink, NaviSite, Rackspace, SunGard and Verizon Business.
Unlike other providers whose core businesses are bandwidth or managed services, we focus on neutral interconnection hubs for cloud and IT service providers, content providers, financial companies, enterprises and network service providers. As a result, we do not have the limited choices found commonly at other hosting/colocation companies. We compete based on the quality of our IBX data centers, our ability to provide a one-stop global solution in our Americas, EMEA and Asia-Pacific locations, the performance and diversity of our network- and cloud-neutral strategy, and the economic benefits of the aggregation of top network, cloud and business ecosystems under one roof. We expect to continue to benefit from prevailing industry trends, including the need to create a “digital edge”, the growth of proximity communities, the increasing adoption of IOT, AI, 5G cloud computing, the continued growth of internet traffic and the increased power and cooling requirements of new generations of IT equipment.
Our Business Segment Financial Information
We currently operate in three reportable segments comprised of our Americas, EMEA and Asia-Pacific geographic regions. Information attributable to each of our reportable segments is set forth in Note 17 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
Employees
We had 7,903 employees as of December 31, 2018. We had 3,480 employees based in the Americas, 2,751 employees based in EMEA and 1,672 employees based in Asia-Pacific. Of those employees, 3,773 employees were in engineering and operations, 1,429 employees were in sales and marketing and 2,701 employees were in management, finance and administration.
Available Information
We were incorporated in Delaware in June 1998. We are required to file reports under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission ("SEC"). The SEC maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements and other information.
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

•
the possibility of pre-existing undisclosed liabilities, including, but not limited to, lease or landlord related liability, environmental liability or asbestos liability, for which insurance coverage may be insufficient or unavailable, or other issues not discovered in the diligence process; and

•
the possibility that we receive limited or incorrect information about the acquired business in the diligence process. For example, we sometimes do not receive all of the customer contracts associated with our acquisitions in the diligence process, which affects our visibility into customer termination rights and could expose us to additional liabilities.

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
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of December 31, 2018, our total indebtedness (gross of debt issuance cost, debt discount, and debt premium) was approximately $11.4 billion, our stockholders' equity was $7.2 billion and our cash, cash equivalents, and investments totaled $0.6 billion. In addition, as of December 31, 2018, we had approximately $1.9 billion of additional liquidity available to us from our $2.0 billion revolving credit facility. Some of our debt contains covenants which may limit our operating flexibility. In addition to our substantial debt, we lease a majority of our IBX data centers and certain equipment under non-cancellable lease agreements, some of which are accounted for as operating leases. As of December 31, 2018, our total minimum operating lease commitments under those lease agreements, excluding potential lease renewals, was approximately $2.0 billion, which represents off-balance sheet commitments.
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
For the years ended December 31, 2018, 2017 and 2016, we recognized approximately 55%, 55% and 57%, respectively, of our revenues outside the U.S. We currently operate outside of the U.S. in Canada, Brazil, Colombia, EMEA and Asia-Pacific.
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
Our international operations are generally subject to a number of additional risks, including:

•	the costs of customizing IBX data centers for foreign countries;

•	protectionist laws and business practices favoring local competition;

•	greater difficulty or delay in accounts receivable collection;

•	difficulties in staffing and managing foreign operations, including negotiating with foreign labor unions or workers' councils;

•	difficulties in managing across cultures and in foreign languages;

•	political and economic instability;

•	fluctuations in currency exchange rates;

•	difficulties in repatriating funds from certain countries;

•	our ability to obtain, transfer or maintain licenses required by governmental entities with respect to our business;

•	unexpected changes in regulatory, tax and political environments such as the United Kingdom's pending withdrawal from the European Union ("Brexit");

•	our ability to secure and maintain the necessary physical and telecommunications infrastructure;

•	compliance with anti-bribery and corruption laws;

•	compliance with economic and trade sanctions enforced by the Office of Foreign Assets Control of the U.S. Department of Treasury; and

•	compliance with evolving governmental regulation with which we have little experience.
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
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. We have established an "at-the-market" stock offering program (the "ATM Program") through which we may, from time to time, issue and sell shares of our common stock to or through sales agents up to established limits. By the end of 2018, we completed sales having an aggregate gross proceeds of $750.0 million, thereby completing a previously authorized program, and subsequently received authorization for up to an additional $750.0 million. We may also seek authorization to sell additional shares of common stock under the ATM Program once we have reached the current $750.0 million limit which could lead to additional dilution for our stockholders. Please see Note 12 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for sales of our common stock under the ATM Program to date.
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

Our derivative transactions expose us to counterparty credit risk.
Our derivative transactions expose us to risk of financial loss if a counterparty fails to perform under a derivative contract. Disruptions in the financial markets could lead to sudden decreases in a counterparty's liquidity, which could make them unable to perform under the terms of their derivative contract and we may not be able to realize the benefit of the derivative contract.
Changes in U.S. or foreign tax laws, regulations, or interpretations thereof, including changes to tax rates, may adversely affect our financial statements and cash taxes.
We are a U.S. company with global subsidiaries and are subject to income taxes in the U.S. (although currently limited due to our taxation as a REIT) and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. The U.S. government has also recently changed tax laws in the U.S. and the governments of many of the countries in which we operate are actively discussing changes to foreign tax laws. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no certainty that additional taxes will not be due upon audit of our tax returns or as a result of further changes to the tax laws and interpretations thereof. The nature and timing of any future changes to each jurisdiction's tax laws and the impact on our future tax liabilities cannot be predicted with any accuracy but could materially and adversely impact our results of operations and financial position or cash flows.
We may be vulnerable to security breaches which could disrupt our operations and have a material adverse effect on our financial performance and operating results.
We face risks associated with unauthorized access to our computer systems, loss or destruction of data, computer viruses, malware, distributed denial-of-service attacks or other malicious activities. These threats may result from human error, equipment failure or fraud or malice on the part of employees or third parties. A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate either our proprietary information or the personal information of our customers or our employees, or cause interruptions or malfunctions in our operations or our customers' operations. As we provide assurances to our customers that we provide a high level of security, such a compromise could be particularly harmful to our brand and reputation. We may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security. As techniques used to breach security change frequently and are generally not recognized until launched against a target, we may not be able to promptly detect that a cyber breach has occurred, or implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, damage relating to loss of proprietary information, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and operating results. We maintain insurance coverage for cyber risks, but such coverage may be unavailable or insufficient to cover our losses.
We offer professional services to our customers where we consult on data center solutions and assist with implementations. We also offer managed services in certain of our foreign jurisdictions outside of the U.S. where we manage the data center infrastructure for our customers. The access to our clients' networks and data, which is gained from these services, creates some risk that our clients' networks or data will be improperly accessed. We may also design our clients' cloud storage systems in such a way that exposes our clients to increased risk of data breach.  If Equinix were held to be responsible for any such a breach, it could result in a significant loss to Equinix, including damage to Equinix's client relationships, harm to our brand and reputation, and legal liability.
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
Our business depends on providing customers with highly reliable solutions. We must safehouse our customers' infrastructure and equipment located in our IBX data centers and ensure our IBX data centers and non-IBX offices remain operational. We own certain of our IBX data centers, but others are leased by us, and we rely on the landlord for basic maintenance of our leased IBX data centers and office buildings. If such landlord has not maintained a leased property sufficiently, we may be forced into an early exit from the center which could be disruptive to our business. Furthermore, we continue to acquire IBX data centers not built by us. If we discover that these buildings and their infrastructure assets are not in the condition we expected when they were acquired, we may be required to incur substantial additional costs to repair or upgrade the centers.
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
We have been investing heavily in our back office information technology systems and processes for a number of years and expect such investment to continue for the foreseeable future in support of our pursuit of global, scalable solutions across all geographies and functions that we operate in.  These continuing investments include: 1) ongoing improvements to the customer experience from initial quote to customer billing and our revenue recognition process; 2) integration of recently-acquired operations onto our various information technology systems; and 3) implementation of new tools and technologies to either further streamline and automate processes, such as our fixed asset procure to disposal process, or to support our compliance with evolving U.S. GAAP, such as the new revenue accounting, derivatives and hedging and leasing standards.  As a result of our continued work on these projects, we may experience difficulties with our systems, management distraction and significant business disruptions. For example, difficulties with our systems may interrupt our ability to accept and deliver customer orders and may adversely impact our overall financial operations, including our accounts payable, accounts receivables, general ledger, fixed assets, revenue recognition, close processes, internal financial controls and our ability to otherwise run and track our business. We may need to expend significant attention, time and resources to correct problems or find alternative sources for performing these functions. All of these changes to our financial systems also create an increased risk of deficiencies in our internal controls over financial reporting until such systems are stabilized. Such significant investments in our back office systems may take longer to complete and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and there is a risk of an impairment charge if we decide that portions of these projects will not ultimately benefit the company or are de-scoped. Finally, the collective impact of these changes to our business has placed significant demands on impacted employees across multiple functions, increasing the risk of errors and control deficiencies in our financial statements, distraction from the effective operation of our business and difficulty in attracting and retaining employees. Any such difficulties or disruptions may adversely affect our business and operating results.
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
Regulation of greenhouse gas ("GHG") emissions could increase the cost of electricity by reducing amounts of electricity generated from fossil fuels, by requiring the use of more expensive generating methods or by imposing taxes or fees upon electricity generation or use. The U.S. EPA finalized a regulation in October 2015, called the "Clean Power Plan," that was intended to reduce GHG emissions from existing fossil fuel-fired power plants by 32 percent from 2005 levels by 2030. The Clean Power Plan was challenged in court and the rule has not been implemented because litigation is ongoing. In August 2018, the U.S. EPA issued a proposed rule that would replace the Clean Power Plan with the "Affordable Clean Energy" rule. Under the Affordable Clean Energy rule, coal-fired power plants will be required to make efficiency improvements to reduce their GHG emissions.  The U.S. EPA expects to finalize the Affordable Clean Energy rule in 2019, but the rule will likely be challenged in court, which may delay its implementation. While we do not expect these regulatory developments to materially increase our costs of electricity, the costs remain difficult to predict or estimate.
State regulations also have the potential to increase our costs of obtaining electricity. Certain states, like California, also have issued or may enact environmental regulations that could materially affect our facilities and electricity costs. California has limited GHG emissions from new and existing conventional power plants by imposing regulatory caps and by selling or auctioning the rights to emission allowances. Washington, Oregon and Massachusetts have issued regulations to implement similar carbon cap and trade programs, and other states are considering proposals to limit carbon emissions through cap and trade programs, carbon pricing programs and other mechanisms. Some states limit carbon emissions through the Regional Greenhouse Gas Initiative ("RGGI") cap and trade program. State programs have not had a material adverse effect on our electricity costs to date, but due to the market-driven nature of some of the programs, they could have a material adverse effect on electricity costs in the future. Such laws and regulations are also subject to change at any time.

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
If we are unable to recruit or retain key executives and qualified personnel, our business could be harmed.
In connection with the evolving needs of our customers and our business, and under the direction of our new chief executive officer, we have undertaken a review of our organizational architecture. To the extent that we make changes to our organizational architecture as a result of that review, there can be no assurances that the changes won't result in attrition, or that any changes will result in increased organizational effectiveness. We must also continue to identify, hire, train and retain key personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required for our company's growth. There is a shortage of qualified personnel in these fields, and we compete with other companies for the limited pool of talent.
The failure to recruit and retain necessary key executives and personnel could cause disruption, harm our business and hamper our ability to grow our company.
We may not be able to compete successfully against current and future competitors.
The global multi-tenant data center market is highly fragmented. It is estimated that Equinix is one of more than 1,200 companies that provide these offerings around the world. Equinix competes with these firms which vary in terms of their data center offerings. We must continue to evolve our product strategy and be able to differentiate our IBX data centers and product offerings from those of our competitors.
As our customers evolve their IT strategies, we must remain flexible and evolve along with new technologies and industry and market shifts. Ineffective planning and execution in our cloud and product development strategies may cause difficulty in sustaining competitive advantage in our products and services.
We are also in discussions with a targeted set of hyperscale customers to develop capacity to serve their larger footprint needs by leveraging existing capacity and dedicated hyperscale builds. We have announced our intention to seek a joint venture partner for certain of our hyperscale builds. There can be no assurances that we find such partner or that we are able to successfully meet the needs of these customers.
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
On January 29, 2019, Pacific Gas and Electric Company (“PG&E”), the public utility that serves the area in which some of our facilities are located, filed for bankruptcy protection in the United States Bankruptcy Court for the Northern District of California, San Francisco (“Bankruptcy Court”). PG&E announced that it filed for bankruptcy to facilitate the resolution of liabilities in connection with the 2017 and 2018 Northern California wildfires. It is possible that, during its bankruptcy, PG&E may seek permission from the Bankruptcy Court to reject, i.e., breach, certain burdensome executory contracts, including high-priced power purchase agreements and other agreements under which PG&E procures electricity for distribution to customers like us. It is not certain that PG&E will be able to obtain such relief. Just before the bankruptcy filing, the Federal Energy Regulatory Commission (“FERC”) ruled that its approval is required before PG&E may reject any FERC-jurisdictional wholesale power agreements. If PG&E seeks and is allowed to reject power agreements, it is difficult to predict the consequences of any such action for us but they could potentially include procuring electricity from more expensive sources, reducing the availability and reliability of electricity supplied to our facilities and relying on a larger percentage of electricity generated by fossil fuels, any of which could reduce supplies of electricity available to our operations or increase our costs of electricity.
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
Our most recent evaluation of our controls resulted in our conclusion that, as of December 31, 2018, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth, through, for example, the integration of Metronode, Infomart Dallas, Itconic, and Zenium, the adoption of new accounting principles and tax laws, and our overhaul of our back office systems that, for example, support the customer experience from initial quote to customer billing and our revenue recognition process, will require us to further develop our controls and reporting systems and implement or amend new or existing controls and reporting systems in those areas where the implementation and integration is still ongoing. All of these changes to our financial systems and the implementation and integration of acquisitions create an increased risk of deficiencies in our internal controls over financial reporting. If, in the future, our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.
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

•	demand for space, power and solutions at our IBX data centers;

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
Our DSO may be negatively impacted by ongoing process and system upgrades which can impact our customers' experience in the short term, together with integrating recent acquisitions into our processes and systems, which may have a negative impact on our operating cash flows, liquidity and financial performance.
Our reported financial results may be adversely affected by changes in U.S. GAAP.
We prepare our consolidated financial statements in conformity with U.S. GAAP. A change in these principles can have a significant effect on our reported financial position and financial results. In addition, the adoption of new or revised accounting principles may require us to make changes to our systems, processes and controls, which could require us to make costly changes to our operational processes and accounting systems upon or following the adoption of these standards. For example, we adopted the new lease accounting standard on January 1, 2019, which requires lessees to recognize right-of-use assets and right-of-use liabilities related to operating leases. As a result, we will record significant operating lease obligations on our balance sheet and make other changes in our financial statements, which will have a material effect on our financial statements. We are also implementing a new lease accounting tool, which may impact our accounting and reporting process. This, and other future changes to accounting rules, could have a material adverse effect on the reporting of our business, financial condition and results of operations. For additional information regarding the accounting standard updates, see "Accounting Standards Not Yet Adopted" and "Accounting Standards Adopted" sections of Note 1 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
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
As of December 31, 2018, our retained earnings were $889.9 million. Although we have generated net income for each fiscal year since 2008, except for the year ended December 31, 2014, we are currently investing heavily in our future growth through the build out of multiple additional IBX data centers, expansions of IBX data centers and acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover the additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
We cannot make assurances that the steps taken by us to protect our intellectual property rights will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. We also are subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any such claims could require us to spend significant sums in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to the intellectual property that is the subject of the alleged infringement.

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
We remain focused on whether and how existing and changing laws, such as those governing intellectual property, privacy, libel, telecommunications services, data flows/data localization, carbon emissions impact, and taxation apply to the internet and to related offerings such as ours; and substantial resources may be required to comply with regulations or bring any non-compliant business practices into compliance with such regulations. In addition, the continuing development of the market for online commerce and the displacement of traditional telephony service by the internet and related communications services may prompt an increased call for more stringent consumer protection laws or other regulation both in the U.S. and abroad that may impose additional burdens on companies conducting business online and their service providers.
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
We have elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our 2015 taxable year. We believe that our organization and method of operation comply with the rules and regulations promulgated under the Internal Revenue Code of 1986, as amended (the "Code"), such that we will continue to qualify for taxation as a REIT. However, we cannot assure you that we have qualified for taxation as a REIT or that we will remain so qualified. Qualification for taxation as a REIT involves the application of highly technical and complex provisions of the Code to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of applicable REIT provisions of the Code.
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
We paid quarterly distributions in 2018 and have declared a quarterly distribution to be paid on March 20, 2019. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the creation of reserves or required debt service or amortization payments.
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
To remain qualified for taxation as a REIT for U.S. federal income tax purposes, we must satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets and the amounts we distribute to our stockholders. For example, under the Code, no more than 20% of the value of the assets of a REIT may be represented by securities of one or more TRSs. Similar rules apply to other nonqualifying assets. These limitations may affect our ability to make large investments in other non-REIT qualifying operations or assets. In addition, in order to maintain our qualification for taxation as a REIT, we must distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. Even if we maintain our qualification for taxation as a REIT, we will be subject to U.S. federal income tax at regular corporate income tax rates for our undistributed REIT taxable income, as well as U.S. federal income tax at regular corporate income tax rates for income recognized by our TRSs; we also pay taxes in the foreign jurisdictions in which our international assets and operations are held and conducted regardless of our REIT status. Because of these distribution requirements, we will likely not be able to fund future capital needs and investments from operating cash flow. As such, compliance with REIT tests may hinder our ability to make certain attractive investments, including the purchase of significant nonqualifying assets and the material expansion of non-real estate activities.
Our ability to fully deduct our interest expense may be limited, or we may be required to adjust the tax depreciation of our real property in order to maintain the full deductibility of our interest expense.
The Code limits interest deductions for businesses, whether in corporate or passthrough form, to the sum of the taxpayer's business interest income for the tax year and 30% of the taxpayer's adjusted taxable income for that tax year. This limitation does not apply to an "electing real property trade or business". Although REITs are permitted to make such an election, we do not currently intend to do so. If we so elect in the future, depreciable real property that we hold (including specified improvements) would be required to be depreciated for U.S. federal income tax purposes under the alternative depreciation system of the Code, which generally imposes a class life for depreciable real property as long as forty years.
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
The Code imposes limitations on the ability of our TRSs to utilize specified income tax deductions, including limits on the use of net operating losses and limits on the deductibility of interest expense.
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
We will also be subject to a federal corporate level income tax at the highest regular corporate income tax rate (currently 21%) on gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as (i) an asset that we held as of the effective date of our REIT election, that is, January 1, 2015, or (ii) an asset that we or our qualified REIT subsidiaries ("QRSs") hold following the liquidation or other conversion of a former TRS). This 21% tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset (e.g., January 1, 2015 in the case of REIT assets we held at the time of our REIT conversion), to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset.
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
In addition, December 2017 legislation made substantial changes to the Code, particularly as it relates to the taxation of both corporate income and international income. Among those changes are a significant permanent reduction in the generally applicable corporate income tax rate and modifications to the calculation of taxable income, including changes to credits and deductions available to businesses and individuals. This legislation also imposes additional limitations on the deduction of net operating losses, which may in the future cause us to make additional distributions that will be taxable to our stockholders to the extent of our current or accumulated earnings and profits in order to comply with the REIT distribution requirements. The effect of these and other changes made in this legislation is still uncertain in many respects, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of assets owned by us. Furthermore, many of the provisions of the new law will require additional guidance in order to assess their effect. It is also possible that there will be subsequent legislative amendments proposed with respect to the new law, the effect of which cannot be predicted and may be adverse to us or our stockholders. Our stockholders are encouraged to consult with their tax advisors about the potential effects that changes in law may have on them and their ownership of our common stock.
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
Our executive offices are located in Redwood City, California, and we also have sales offices in several cities throughout the U.S. Our Asia-Pacific headquarters office is located in Hong Kong and we also have sales offices in several cities throughout Asia-Pacific. Our EMEA headquarters office is located in Amsterdam, the Netherlands and our regional sales offices in EMEA are based in our IBX data centers in EMEA.

The following table presents the locations of our leased and owned IBX data centers as of December 31, 2018:

	Leased	Owned (1)
Americas
Rio de Janeiro & Sao Paulo, Brazil;
Toronto, Canada;
Atlanta, Georgia;
Boston, Massachusetts;
Chicago, Illinois;
Dallas, Texas;
Washington D.C. & Ashburn, Virginia;
Denver, Colorado;
Miami, Florida;
New York, New York;
Philadelphia, Pennsylvania;
Seattle, Washington;
Silicon Valley & Los Angeles, California

Chicago, Illinois;
Washington D.C., Ashburn & Culpeper, Virginia;
Silicon Valley & Los Angeles, California;
Rio de Janeiro & São Paulo, Brazil;
Atlanta, Georgia;
Boston, Massachusetts;
Dallas & Houston, Texas;
Denver, Colorado;
Miami, Florida;
New York, New York;
Seattle, Washington;
Bogotá, Columbia

EMEA
Paris, France;
Frankfurt & Munich, Germany;
Amsterdam & East Netherlands, the Netherlands;
Geneva & Zurich, Switzerland;
Dubai & Abu Dhabi, U.A.E.;
London & Manchester, United Kingdom;
Helsinki, Finland;
Dublin, Ireland;
Milan, Italy;
Stockholm, Sweden;
Istanbul, Turkey;
Warsaw, Poland;
Barcelona, Madrid & Seville, Spain

Paris, France;
Frankfurt & Dusseldorf, Germany;
London, United Kingdom;
Amsterdam, the Netherlands;
Dublin, Ireland;
Sofia, Bulgaria;
Istanbul, Turkey;
Milan, Italy;
Helsinki, Finland;
Lisbon, Portugal;
Stockholm, Sweden

Asia-Pacific	Hong Kong & Shanghai, China; Singapore; Sydney, Australia; Tokyo & Osaka, Japan	Shanghai, China; Tokyo, Japan; Adelaide, Brisbane, Canberra, Melbourne, Perth & Sydney, Australia

(1)	Owned sites include IBX data centers subject to long-term ground leases.
The following table presents an overview of our portfolio of IBX data centers as of December 31, 2018 (1):

	# of IBXs	Total Cabinet Capacity (2)	Cabinets Billed	Cabinet Utilization % (3)	MRR per Cabinet (4)
Americas	87	105,900	81,800	77%	$2,389
EMEA	73	113,500	94,700	83%	1,352
Asia-Pacific	40	57,300	47,500	83%	1,762
Total	200	276,700	224,000

(1)	Non-financial metrics presented on the table above include Zenium data center, Itconic, and Metronode acquisitions.

(2)	Cabinets represent a specific amount of space within an IBX data center. Customers can combine and use multiple adjacent cabinets within an IBX data center, depending on their space requirements.

(3)	The cabinet utilization rate represents the percentage of cabinet space billing versus total cabinet capacity, taking into consideration power limitations.

(4)
MRR per cabinet represents average monthly recurring revenue recognized divided by the average number of cabinets billing during the fourth quarter of the year. Brazil, Colombia, Infomart Dallas non-IBX tenant income and Bit-isle MIS are excluded from MRR per cabinet calculations.

The following table presents a summary of our significant IBX data center expansion projects under construction as of December 31, 2018:

Property	Property Location	Target Open Date	Sellable Cabinets	Total Capex (in Millions)(1)
Americas:
DA6 phase III	Dallas	Q1 2019	425	$23
CH3 phase V	Chicago	Q2 2019	450	15
SE4 phase II	Seattle	Q2 2019	575	30
NY5 phase III	New York	Q3 2019	1,100	33
SP4 phase III	São Paulo	Q2 2020	1,025	59
DA11 phase I	Dallas	Q2 2020	1,975	138
			5,550	298
EMEA:
FR2 phase VI-A	Frankfurt	Q1 2019	1,250	103
LD4 phase II	London	Q1 2019	1,075	39
LD9 phase V	London	Q1 2019	1,550	72
PA8 phase I (2)	Paris	Q1 2019	875	73
SO2 phase I	Sofia	Q1 2019	350	19
ZH5 phase III	Zurich	Q1 2019	525	51
FR5 phase IV	Frankfurt	Q2 2019	350	25
HE7 phase I	Helsinki	Q2 2019	250	20
LD7 phase I	London	Q2 2019	1,775	120
MD2 phase II	Madrid	Q2 2019	300	15
WA3 phase I	Warsaw	Q2 2019	475	34
SK2 phase VI	Stockholm	Q2 2019	540	35
FR2 phase VI-B	Frankfurt	Q3 2019	2,200	67
LD9 phase VI	London	Q3 2019	900	48
LD10 phase III	London	Q3 2019	1,375	45
ZH5 phase IV	Zurich	Q3 2019	475	25
HH1 phase I	Hamburg	Q4 2019	375	27
MC1 phase I	Muscat	Q4 2019	250	22
PA8 phase II (2)	Paris	Q4 2019	1,300	54
			16,190	894
Asia-Pacific:
SH6 phase I	Shanghai	Q1 2019	400	31
TY11 phase I	Tokyo	Q2 2019	950	70
HK2 phase V	Hong Kong	Q2 2019	1,000	43
OS1 phase V	Osaka	Q2 2019	475	15
PE2 phase II	Perth	Q2 2019	225	11
HK4 phase II	Hong Kong	Q3 2019	500	34
ME2 phase I	Melbourne	Q3 2019	1,000	84
SL1 phase I	Seoul	Q3 2019	550	5
SY5 phase I	Sydney	Q3 2019	1,825	160
SG4 phase I	Singapore	Q4 2019	1,400	85
HK1 phase XII	Hong Kong	Q1 2020	250	13
TY12 phase I (2)	Tokyo	Q4 2020	950	147
			9,525	698
Total			31,265	$1,890

(1)	Capital expenditures are approximate and may change based on final construction details.

(2)	Dedicated hyperscale data centers

ITEM 3.	LEGAL PROCEEDINGS
None.

ITEM 4.	MINE SAFETY DISCLOSURE
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is quoted on the NASDAQ Global Select Market under the symbol of "EQIX." Our common stock began trading in August 2000. As of January 31, 2019, we had 80,761,276 shares of our common stock outstanding held by approximately 278 registered holders. During the years ended December 31, 2018 and 2017, we did not issue or sell any securities on an unregistered basis.
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on Equinix's common stock between December 31, 2013 and December 31, 2018 with the cumulative total return of (i) the S&P 500 Index, (ii) the NASDAQ Composite Index and (iii) the FTSE NAREIT All REITs Index. The graph assumes the investment of $100.00 on December 31, 2013 in Equinix's common stock and in each index, and assumes the reinvestment of dividends, if any.
Equinix cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of Equinix's common stock.
Notwithstanding anything to the contrary set forth in any of Equinix's previous or future filings under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended, that might incorporate this Annual Report on Form 10-K or future filings made by Equinix under those statutes, the stock performance graph shall not be deemed filed with the Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by Equinix under those statutes.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA
The following consolidated statement of operations data for the five years ended December 31, 2018 and the consolidated balance sheet data as of December 31, 2018, 2017, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements and the related notes. Our historical results are not necessarily indicative of the results to be expected for future periods. The following selected consolidated financial data for the five years ended December 31, 2018 and as of December 31, 2018, 2017, 2016, 2015 and 2014, should be read in conjunction with our audited consolidated financial statements and the related notes in Item 8 of this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K. We completed acquisitions of Metronode and Infomart Dallas in April, 2018, the Zenium data center business in Istanbul and Itconic in October 2017, certain colocation business from Verizon in May 2017, IO UK's data center operating business in Slough, United Kingdom in February 2017 (the "IO Acquisition), certain Paris IBX data centers in August 2016 (the "Paris IBX Data Center Acquisition"), Telecity Group plc in January 2016, Bit-isle in November 2015 and Nimbo Technologies Inc. ("Nimbo") in January 2015. We also completed the acquisition of the 100% controlling equity interest in ALOG Data Centers do Brasil S.A. ("ALOG") in July 2014. We sold solar power assets of Bit-isle in November 2016 and eight of our IBX data centers located in the U.K., the Netherlands and Germany in July 2016. For further information on our acquisitions and divestitures during the three years ended December 31, 2018, refer to Note 3, Note 5 and Note 6 of our Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands, except per share data)
Revenues (1)	$5,071,654	$4,368,428	$3,611,989	$2,725,867	$2,443,776
Costs and operating expenses:
Cost of revenues	2,605,475	2,193,149	1,820,870	1,291,506	1,197,885
Sales and marketing (1)	633,702	581,724	438,742	332,012	296,103
General and administrative	826,694	745,906	694,561	493,284	438,016
Acquisition costs	34,413	38,635	64,195	41,723	2,506
Impairment charges	—	—	7,698	—	—
Gain on asset sales	(6,013)	—	(32,816)	—	—
Total costs and operating expenses	4,094,271	3,559,414	2,993,250	2,158,525	1,934,510
Income from operations	977,383	809,014	618,739	567,342	509,266
Interest income	14,482	13,075	3,476	3,581	2,891
Interest expense	(521,494)	(478,698)	(392,156)	(299,055)	(270,553)
Other income (expense)	14,044	9,213	(57,924)	(60,581)	119
Loss on debt extinguishment	(51,377)	(65,772)	(12,276)	(289)	(156,990)
Income from continuing operations before income taxes	433,038	286,832	159,859	210,998	84,733
Income tax expense (2)	(67,679)	(53,850)	(45,451)	(23,224)	(345,459)
Net income (loss) from continuing operations	365,359	232,982	114,408	187,774	(260,726)
Net income from discontinued operations, net of tax	—	—	12,392	—	—
Net income (loss)	365,359	232,982	126,800	187,774	(260,726)
Net loss attributable to non-controlling interest	—	—	—	—	1,179
Net income (loss) attributable to Equinix	$365,359	$232,982	$126,800	$187,774	$(259,547)

Earnings per share ("EPS") attributable to Equinix:
Basic EPS from continuing operations	$4.58	$3.03	$1.63	$3.25	$(4.96)
Basic EPS from discontinued operations	—	—	0.18	—	—
Basic EPS	$4.58	$3.03	$1.81	$3.25	$(4.96)
Weighted-average shares	79,779	76,854	70,117	57,790	52,359
Diluted EPS from continuing operations	$4.56	$3.00	$1.62	$3.21	$(4.96)
Diluted EPS from discontinued operations	—	—	0.17	—	—
Diluted EPS	$4.56	$3.00	$1.79	$3.21	$(4.96)
Weighted-average shares	80,197	77,535	70,816	58,483	52,359
Dividends per share (3)	$9.12	$8.00	$7.00	$17.71	$7.57

(1)
On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The impacts are primarily related to the costs to obtain a customer contract and from the recognition of installation revenue, which are recognized over the contract period, rather than over the estimated installation life as under the prior revenue standard. The consolidated statement of operations for the year ended December 31, 2018 reflected the adoption of Topic 606. See Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

(2)
The higher income tax expense for the year ended December 31, 2014 was primarily attributed to the de-recognition of $324.1 million of net deferred tax assets and deferred tax liabilities in December 2014, when our Board of Directors formally approved our conversion to a REIT and we reassessed the deferred tax assets and deferred tax liabilities of our U.S. operations included in the REIT structure.

(3)
During the year ended December 31, 2015, we paid $10.95 per share of special distribution and $6.76 per share of quarterly cash dividend. During the year ended December 31, 2014, we paid $7.57 per share of special distribution.

	As of December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:	(in thousands)
Cash, cash equivalents and short-term and long-term investments	$610,706	$1,450,031	$761,927	$2,246,297	$1,140,751
Accounts receivable, net	630,119	576,313	396,245	291,964	262,570
Property, plant and equipment, net	11,026,020	9,394,602	7,199,210	5,606,436	4,998,270
Total assets (1) (2)	20,244,638	18,691,457	12,608,371	10,356,695	7,781,978
Capital lease and other financing obligations, less current portion	1,441,077	1,620,256	1,410,742	1,287,139	1,168,042
Mortgage and loans payable, less current portion (1)	1,310,663	1,393,118	1,369,087	472,769	532,809
Senior notes, less current portion (1)	8,128,785	6,923,849	3,810,770	3,804,634	2,717,046
Convertible debt, less current portion (1)	—	—	—	—	145,229
Total stockholders' equity (2)	7,219,279	6,849,790	4,365,829	2,745,386	2,270,131

(1)	The company adopted ASU 2015-03 during the year ended December 31, 2015. As a result, debt issuance costs of $35.5 million were reclassified from other assets to debt as of December 31, 2014.

(2)
On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. We recorded a net increase to opening retained earnings of $269.8 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the costs to obtain a customer contract and from the recognition of installation revenue, which are recognized over the contract period, rather than over the estimated installation life as under the prior revenue standard. See Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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
In 2018, as more fully described in Note 12 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we sold 930,934 shares of our common stock for approximately $388.2 million, net of payment of commissions to the sales agents and estimated equity offering costs under our ATM program launched in 2017 (the "2017 ATM Program"). As of December 31, 2018, no shares remained available for sale under the 2017 ATM Program. In December 2018, we launched another ATM program, under which we may offer and sell from time to time up to an aggregate of $750.0 million of our common stock in "at the market" transactions (the "2018 ATM Program"). As of December 31, 2018, no sales have been made under the 2018 ATM Program.
In July 2018, as more fully described in Note 11 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we entered into an amendment to our existing credit agreement to add a senior unsecured term loan in an aggregate principal amount of ¥47.5 billion (the "JPY Term Loan"). Concurrent with the closing of our JPY Term Loan, we drew down the full ¥47.5 billion of the JPY Term Loan, or approximately $424.7 million, and prepaid the remaining principal of our existing Japanese Yen Term Loan of ¥43.8 billion, or approximately $391.3 million. We recognized a loss on debt extinguishment of $2.2 million during the third quarter of 2018 in connection therewith.
In April 2018, as more fully described in Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we completed the acquisition of Metronode for a cash purchase price of A$1.034 billion or approximately $804.6 million at the exchange rate in effect on April 18, 2018 (the "Metronode Acquisition"). We accounted for this transaction as a business combination using the acquisition method of accounting. The valuation and purchase accounting of this acquisition have not yet been finalized as of December 31, 2018.
In April 2018, as more fully described in Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we completed the acquisition of Infomart Dallas for total consideration of approximately $804.0 million (the "Infomart Dallas Acquisition"), consisting of approximately $45.8 million in cash, subject to customary adjustments, and $758.2 million aggregate fair value of 5.000% senior unsecured notes. We accounted for this transaction as a business combination using the acquisition method of accounting. The valuation and purchase accounting of this acquisition have not yet been finalized as of December 31, 2018.
In March 2018, as more fully described in Note 11 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we issued €750.0 million, or approximately $929.9 million in U.S. dollars, at the exchange rate in effect on March 14, 2018, aggregate principal amount of 2.875% senior notes due March 15, 2024. We incurred debt issuance costs of $11.6 million related to the 2.875% Euro Senior Notes due 2024.

Overview
Equinix provides global data center offerings that protect and connect the world's most valued information assets. Global enterprises, financial services companies and content and network service providers rely upon Equinix's leading insight and data centers around the world for the safehousing of their critical IT equipment and the ability to directly connect to the networks that enable today's information-driven economy. The acquisitions of Infomart Dallas and Metronode expanded our total global footprint to 200 IBX data centers across 52 markets around the world. Equinix offers the following solutions: (i) premium data center colocation, (ii) interconnection and exchange and (iii) outsourced IT infrastructure solutions. As of December 31, 2018, we operated or had partner IBX data centers in Brazil, Canada, Colombia and throughout the U.S. in the Americas region; Bulgaria, Finland, France, Germany, Ireland, Italy, the Netherlands, Poland, Portugal, Spain, Sweden, Switzerland, Turkey, the United Arab Emirates and the United Kingdom in the EMEA region; and Australia, China, Hong Kong, Indonesia, Japan and Singapore in the Asia-Pacific region.

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
Our utilization rate represents the percentage of our cabinet space billing versus net sellable cabinet space available, taking into account power limitations. Our utilization rates were approximately 81%, as of December 31, 2018, and 80%, excluding the Verizon Data Center, Paris IBX Data Center, Itconic, Zenium data center and IO acquisitions, as of December 31, 2017. Excluding the impact of IBX data center expansion projects that have opened during the last 12 months, our utilization rate would have increased to approximately 83% as of December 31, 2018. Our cabinet utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.
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

Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during any given quarter of the past three years, more than half of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. Our largest customer accounted for approximately 3% of our recurring revenues for the years ended December 31, 2018, 2017 and 2016. Our 50 largest customers accounted for approximately 38%, 37% and 36%, respectively, of our recurring revenues for the years ended December 31, 2018, 2017 and 2016.
Our non-recurring revenues are primarily comprised of installation services related to a customer's initial deployment and professional services we perform. These services are considered to be non-recurring because they are billed typically once, upon completion of the installation or the professional services work performed. The majority of these non-recurring revenues are typically billed on the first invoice distributed to the customer in connection with their initial installation. However, revenues from installation services are deferred and recognized ratably over the period of contract term. Additionally, revenue from contract settlements, when a customer wishes to terminate their contract early, is generally treated as a contract modification and recognized ratably over the remaining term of the contract, if any. As a percentage of total revenues, we expect non-recurring revenues to represent less than 10% of total revenues for the foreseeable future.
The largest components of our cost of revenues are depreciation, rental payments related to our leased IBX data centers, utility costs, including electricity, bandwidth access, IBX data center employees' salaries and benefits, including stock-based compensation, repairs and maintenance, supplies and equipment and security services. A majority of our cost of revenues is fixed in nature and should not vary significantly from period to period, unless we expand our existing IBX data centers or open or acquire new IBX data centers. However, there are certain costs that are considered more variable in nature, including utilities and supplies that are directly related to growth in our existing and new customer base. We expect the cost of our utilities, specifically electricity, will generally increase in the future on a per-unit or fixed basis, in addition to the variable increase related to the growth in consumption by our customers. In addition, the cost of electricity is generally higher in the summer months, as compared to other times of the year. To the extent we incur increased utility costs, such increased costs could materially impact our financial condition, results of operations and cash flows. Furthermore, to the extent we incur increased electricity costs as a result of either climate change policies or the physical effects of climate change, such increased costs could materially impact our financial condition, results of operations and cash flows.
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
We expect our cost of revenues, sales and marketing expenses and general and administrative expenses to grow in absolute dollars in connection with our business growth. We may periodically see a higher cost of revenues as a percentage of revenue when a large expansion project opens or is acquired, before it starts generating any meaningful revenue. Furthermore, in relation to cost of revenues, the Americas region has a lower cost of revenues as a percentage of revenue than either EMEA or Asia-Pacific. This is due to both the increased scale and maturity of the Americas region, compared to either the EMEA or Asia-Pacific region, as well as a higher cost structure outside of the Americas, particularly in EMEA. We expect the trend that the Americas having the lowest cost of revenues as a percentage of revenues to continue. As a result, to the extent that revenue growth outside the Americas grows in greater proportion than revenue growth in the Americas, our overall cost of revenues as a percentage of revenues may increase in future periods. Sales and marketing expenses may periodically increase as a percentage of revenues as we continue to scale our operations by investing in sales and marketing initiatives to further increase our revenue, including the hiring of additional headcount and new product innovations. General and administrative expenses may also periodically increase as a percentage of revenues as we continue to grow our business.
Taxation as a REIT
We elected to be taxed as a REIT for federal income tax purposes beginning with our 2015 taxable year. As of December 31, 2018, our REIT structure included all of our data center operations in the U.S., Canada, Japan, and the data center operations in EMEA with the exception of Bulgaria, United Arab Emirates and a portion of Turkey. Our data center operations in other jurisdictions are operated as TRSs.

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
On each of March 21, June 20, September 19, and December 12, 2018, we paid quarterly cash dividends of $2.28 per share. We expect these quarterly and other applicable distributions to equal or exceed the REIT taxable income that we recognized in 2018.
On December 22, 2017, the United States enacted legislation commonly referred to as the Tax Cuts and Jobs Act ("TCJA") which amended U.S. federal income tax laws. The TCJA retained the REIT regime but contained many significant changes that impact a REIT's taxable income subject to distribution, particularly a REIT with global operations. As of the end of 2018, we have finalized the analysis of the major tax impact to our business by the new tax legislation. Based on our current assessment, which is subject to further interpretation and guidance on the new tax legislation, we believe that we can continue to meet all the REIT compliance requirements in the foreseeable future and that the TCJA changes are not expected to meaningfully increase our tax liabilities in the U.S. because we expect to fully distribute our REIT taxable income.
We continue to monitor our REIT compliance in order to maintain our qualification for federal income tax as a REIT. For this and other reasons, as necessary, we may convert some of our data center operations in other countries into the REIT structure in future periods.
Results of Operations
Our results of operations for the year ended December 31, 2018 include the results of operations from the Metronode Acquisition from April 18, 2018 and the Infomart Dallas Acquisition from April 2, 2018. Our results of operations for the year ended December 31, 2017 include the results of operations of the IO Acquisition from February 3, 2017, the Verizon Data Center Acquisition from May 1, 2017, the Zenium data center acquisition from October 6, 2017 and the Itconic Acquisition from October 9, 2017. Our results of operations for the year ended December 31, 2016 include the results of operations of TelecityGroup from January 15, 2016 and the Paris IBX Data Center Acquisition from August 1, 2016.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") and issued subsequent amendments to the initial guidance, collectively referred as "Topic 606." On January 1, 2018, as more fully described in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we adopted Topic 606. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while the comparative information has not been restated and continues to be reported under accounting standards in effect for those periods. Under the new standard, we recognize installation revenue over the contract period rather than over the estimated installation life as under the prior revenue standard. We also capitalize and amortize certain costs to obtain contracts, rather than expense them immediately as under the previous standard.
Discontinued Operations
We present the results of operations associated with the TelecityGroup data centers that were divested in July 2016 as discontinued operations in our consolidated statement of operations for the year ended December 31, 2016. We did not have any discontinued operations activity during 2018 or 2017.

Years ended December 31, 2018 and 2017
Revenues.    Our revenues for the years ended December 31, 2018 and 2017 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Years Ended December 31,				% Change
	2018	%	2017	%	Actual	Constant Currency
Americas:
Recurring revenues	$2,357,326	46%	$2,062,352	47%	14%	15%
Non-recurring revenues	127,408	3%	110,408	3%	15%	16%
	2,484,734	49%	2,172,760	50%	14%	15%
EMEA:
Recurring revenues	1,467,492	29%	1,266,971	29%	16%	12%
Non-recurring revenues	95,145	2%	79,285	2%	20%	16%
	1,562,637	31%	1,346,256	31%	16%	12%
Asia-Pacific:
Recurring revenues	951,684	19%	790,797	18%	20%	19%
Non-recurring revenues	72,599	1%	58,615	1%	24%	23%
	1,024,283	20%	849,412	19%	21%	20%
Total:
Recurring revenues	4,776,502	94%	4,120,120	94%	16%	15%
Non-recurring revenues	295,152	6%	248,308	6%	19%	18%
	$5,071,654	100%	$4,368,428	100%	16%	15%
Americas Revenues. Revenues for our Americas region for the year ended December 31, 2018 included approximately $210.2 million of incremental revenues from the Verizon Data Center Acquisition, which closed in May 2017, and the Infomart Dallas Acquisition, which closed in April 2018. During both the years ended December 31, 2018 and 2017, our revenues from the United States, the largest revenue contributor in the Americas region for the periods, represented approximately 91% of the regional revenues. Excluding incremental revenues attributable to the Infomart Dallas and Verizon Data Center Acquisitions, growth in Americas revenues was primarily due to (i) $69.3 million of revenues generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, Culpeper, Denver, Houston, Miami, Rio de Janeiro, São Paulo, Seattle, Silicon Valley, and Washington, D.C. areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the year ended December 31, 2018, the U.S. dollar was generally stronger relative to the Brazilian real than during the year ended December 31, 2017, resulting in approximately $23.6 million of unfavorable foreign currency impact on our Americas revenues during the year ended December 31, 2018 when compared to 2017 using average exchange rates.
EMEA Revenues.  Revenues for our EMEA region for the year ended December 31, 2018 included approximately $52.6 million of incremental revenues from the IO Acquisition, which closed in February 2017, and the Itconic and Zenium data center acquisitions, which closed in October 2017. Our revenues from the U.K., our largest revenue contributor in the EMEA region, represented 30% of regional revenues for both the years ended December 31, 2018 and 2017. Excluding incremental revenues attributable to the IO, Itconic, and Zenium acquisitions, our EMEA revenue growth was primarily due to (i) approximately $73.2 million of revenues from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Frankfurt, London and Paris metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the year ended December 31, 2018, the impact of foreign currency fluctuations resulted in approximately $54.4 million of net favorable foreign currency impact to our EMEA revenues primarily due to a generally weaker U.S. dollar relative to the Euro and British pound during the year ended December 31, 2018 compared to the year ended December 31, 2017.
Asia-Pacific Revenues.  Revenues for our Asia-Pacific region for the year ended December 31, 2018 included approximately $48.0 million of incremental revenues from the Metronode Acquisition, which closed in April 2018. Our revenues from Japan and Singapore, the largest revenue contributors in the Asia-Pacific region for the period, combined represented approximately 60% and 63% for the years ended December 31, 2018 and 2017, respectively. Excluding incremental revenues attributable to the Metronode Acquisition, our Asia-Pacific revenue growth was primarily due to (i) approximately $59.2 million of revenues generated from our recently-opened IBX data center expansions in the Hong Kong, Melbourne, Osaka, and Singapore metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the year ended December 31,

2018, the U.S. dollar was generally weaker relative to the Singapore dollar and Japanese yen than during the year ended December 31, 2017, resulting in approximately $7.7 million of net favorable foreign currency impact to our Asia-Pacific revenues during the year ended December 31, 2018 when compared to 2017 using average exchange rates.
Cost of Revenues.  Our cost of revenues for the years ended December 31, 2018 and 2017 were split among the following geographic regions (dollars in thousands):

	Years Ended December 31,				% Change
	2018	%	2017	%	Actual	Constant Currency
Americas	$1,113,854	43%	$958,845	44%	16%	18%
EMEA	916,751	35%	749,933	34%	22%	18%
Asia-Pacific	574,870	22%	484,371	22%	19%	18%
Total	$2,605,475	100%	$2,193,149	100%	19%	18%

	Years Ended December 31,
	2018	2017
Cost of revenues as a percentage of revenues:
Americas	45%	44%
EMEA	59%	56%
Asia-Pacific	56%	57%
Total	51%	50%
Americas Cost of Revenues. Cost of revenues for our Americas region for the year ended December 31, 2018 included approximately $115.4 million of incremental cost of revenues from the Verizon Data Center Acquisition and the Infomart Dallas Acquisition. Excluding the impact from these acquisitions, the increase in our Americas cost of revenues for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to (i) $10.6 million higher depreciation expense primarily due to our IBX data center expansion activity; (ii) $7.6 million of higher taxes, licenses, insurance, and other cost of sales in support of our business growth; (iii) $5.8 million of higher rent and facility costs due to new fuel cell leases and IBX growth  and (iv) $15.5 million of higher compensation costs, including general salaries, bonuses and stock-based compensation and higher headcount growth (1,399 Americas cost of revenues employees as of December 31, 2018 versus 1,339 as of December 31, 2017). During the year ended December 31, 2018, the impact of foreign currency fluctuations resulted in approximately $15.1 million of net favorable foreign currency impact to our Americas cost of revenues primarily due to a generally stronger U.S. dollar relative to the Brazilian real during the year ended December 31, 2018 compared to the year ended December 31, 2017. We expect our Americas cost of revenues to increase as we continue to grow our business, including results from recent acquisitions.
EMEA Cost of Revenues. Cost of revenues for our EMEA region for the year ended December 31, 2018 included $41.5 million of incremental cost of revenues from the IO, Itconic, and Zenium acquisitions. Excluding incremental cost of revenues attributable to these acquisitions, the increase in our EMEA cost of revenues was primarily due to (i) $47.3 million of higher utilities costs driven by IBX expansions, increased usage and price increases; (ii) $18.4 million of higher office expenses, rent and facility costs, and repair and maintenance primarily due to an increase in expansion activity and usage due to our business growth; (iii) $49.3 million of higher depreciation and accretion expenses, primarily driven by expansion activity in Amsterdam, Frankfurt, London, and Paris and (iv) $19.7 million of higher compensation costs, including general salaries, bonuses and stock-based compensation and higher headcount growth (1,490 EMEA cost of revenues employees as of December 31, 2018 versus 1,375 as of December 31, 2017), partially offset by an $11.8 million reduction in other cost of sales, primarily due to realized cash flow hedge gains. During the year ended December 31, 2018, the impact of foreign currency fluctuations resulted in approximately $30.0 million of net unfavorable foreign currency impact to our EMEA cost of revenues, primarily due to a generally weaker U.S. dollar relative to the Euro and British pound during the year ended December 31, 2018 compared to the year ended December 31, 2017. We expect EMEA cost of revenues to increase as we continue to grow our business.
Asia-Pacific Cost of Revenues. Cost of revenues for our Asia-Pacific region for the year ended December 31, 2018 included approximately $33.2 million incremental cost of revenues from the Metronode Acquisition. Excluding the impact from the Metronode Acquisition, the increase in our Asia-Pacific cost of revenues for the year ended December 31, 2018 was primarily due to (i) $28.4 million of higher utilities costs, rent and facility costs and repairs and maintenance expense, primarily driven by higher usage in Australia, Hong Kong, Japan and Singapore; (ii) $16.1 million of higher depreciation and accretion expense, primarily from IBX expansions in Australia, Hong Kong, Japan and Singapore; (iii) $9.7 million of higher other cost of sales, primarily due to custom service orders, and (iv) $3.9 million of higher compensation costs, including general salaries, bonuses and stock-based compensation and headcount growth (884 Asia-Pacific cost of revenues employees as of December 31, 2018 versus 828 as of December 31, 2017). During the year ended December 31, 2018, the U.S. dollar was generally weaker relative to the Singapore dollar and Japanese yen than during the year ended December 31, 2017, resulting in approximately $3.3 million of net unfavorable foreign currency impact to our Asia-Pacific cost of revenues in 2018. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business, including the impact from the Metronode acquisition.
Sales and Marketing Expenses. Our sales and marketing expenses for the years ended December 31, 2018 and 2017 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% Change
	2018	%	2017	%	Actual	Constant Currency
Americas	$391,386	62%	$349,666	60%	12%	13%
EMEA	152,336	24%	153,811	26%	(1)%	(4)%
Asia-Pacific	89,980	14%	78,247	14%	15%	14%
Total	$633,702	100%	$581,724	100%	9%	8%

	Years Ended December 31,
	2018	2017
Sales and marketing expenses as a percentage of revenues:
Americas	16%	16%
EMEA	10%	11%
Asia-Pacific	9%	9%
Total	12%	13%
Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to (i) $38.1 million of amortization of the acquired intangible assets in connection with the Verizon Data Center Acquisition and (ii) $5.4 million of higher consulting expenses to support our growth. During the year ended December 31, 2018, the impact of foreign currency fluctuations to our Americas sales and marketing expenses was not significant when compared to average exchange rates during the year ended December 31, 2017. We anticipate that we will continue to invest in Americas sales and marketing initiatives and expect our Americas sales and marketing expenses to continue to increase as we continue to grow our business, including the impact from recent acquisitions.
EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expense did not materially change during the year ended December 31, 2018 as compared to the year ended December 31, 2017. During the year ended December 31, 2018, the impact of foreign currency fluctuations resulted in approximately $4.8 million of net unfavorable foreign currency impact to our EMEA sales and marketing expenses primarily due to a generally weaker U.S. dollar relative to the Euro and British pound during the year ended December 31, 2018 compared to the year ended December 31, 2017. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenues. We expect our EMEA sales and marketing expenses to continue to increase as we continue to grow our business.
Asia-Pacific Sales and Marketing Expenses. The increase in our Asia-Pacific sales and marketing expense is primarily due to (i) $4.1 million of amortization of the acquired intangible assets in connection with the Metronode Acquisition; (ii) $4.1 million of higher compensation costs, including sales compensation, general salaries, bonuses and stock-based compensation and headcount growth (306 Asia-Pacific sales and marketing employees as of December 31, 2018, versus 278 as of December 31, 2017) and (iii) $4.4 million of higher bad debt expense, primarily due to customer recovery in the prior year. For the year ended December 31, 2018, the impact of foreign currency fluctuations to our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates for the year ended December 31, 2017. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives and expect our Asia-Pacific sales and marketing expenses to continue to increase as we continue to grow our business, including the impact from the Metronode acquisition.

General and Administrative Expenses. Our general and administrative expenses for the years ended December 31, 2018 and 2017 were split among the following geographic regions (dollars in thousands):

	Years Ended December 31,				% Change
	2018	%	2017	%	Actual	Constant Currency
Americas	$554,169	67%	$472,942	63%	17%	18%
EMEA	184,364	22%	195,430	26%	(6)%	(8)%
Asia-Pacific	88,161	11%	77,534	11%	14%	12%
Total	$826,694	100%	$745,906	100%	11%	10%

	Years Ended December 31,
	2018	2017
General and Administrative expenses as a percentage of revenues:
Americas	22%	22%
EMEA	12%	15%
Asia-Pacific	9%	9%
Total	16%	17%
Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $25.8 million of higher compensation costs, including general salaries, bonuses, stock-based compensation, and headcount growth (1,389 Americas general and administrative employees as of December 31, 2018 versus 1,207 as of December 31, 2017); (ii) $18.1 million of higher office, rent and facilities costs and consulting expenses in support of our business growth; (iii) $3.8 million of higher recruiting, training, and travel expenses to support employee development and (iv) $30.2 million of higher depreciation expense associated with the implementation of certain systems, including revenue, data management and cloud exchange systems, to improve our quote to order and billing processes and to support the integration and growth of our business. During the year ended December 31, 2018, the impact of foreign currency fluctuations to our Americas general and administrative expenses was not significant when compared to average exchange rates for the year ended December 31, 2017. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale our business effectively for growth, which has included additional investments in improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. Going forward, although we are carefully monitoring our spending, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including these investments in our back office systems, investments to maintain our qualification for taxation as a REIT and recent acquisitions and to comply with new accounting standards.
EMEA General and Administrative Expenses. The decrease in our EMEA general and administrative expenses was primarily due to (i) $23.1 million of lower amortization expense as a result of fully amortizing the TelecityGroup trade names during the third quarter of 2017; (ii) $5.2 million decrease due to realized cash flow hedge gains and (iii) $5.1 million lower outside services consulting expense, partially offset by an increase of $19.6 million of compensation expenses, including general salaries, bonuses, and stock-based compensation and headcount growth (830 EMEA general and administrative employees as of December 31, 2018 versus 807 as of December 31, 2017). During the year ended December 31, 2018, the impact of foreign currency fluctuations resulted in approximately $5.2 million of net unfavorable foreign currency impact to our EMEA general and administrative expenses primarily due to a generally weaker U.S. dollar relative to the Euro and British pound during the year ended December 31, 2018 compared to the year ended December 31, 2017. Over the course of the past year, we have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth.
Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expense was primarily due to $9.7 million of higher compensation costs, including general salaries, bonuses, stock-based compensation and headcount growth (482 Asia-Pacific general and administrative employees as of December 31, 2018 versus 453 as of December 31, 2017). For the year ended December 31, 2018, the impact of foreign currency fluctuations on our Asia-Pacific general and administrative expenses was not significant when compared to average exchange rates for the year ended December 31, 2017. Going forward, although we are carefully monitoring our spending, we expect Asia-Pacific general and administrative expenses to increase as we continue to support our growth, including the impact from the Metronode acquisition.

Acquisition Costs.  During the year ended December 31, 2018, we recorded acquisition costs totaling $34.4 million primarily in the Asia-Pacific and Americas regions, due to our acquisitions of Metronode and Infomart Dallas. During the year ended December 31, 2017, we recorded acquisition costs totaling $38.6 million, primarily in the Americas region, due to the Verizon Data Center Acquisition.
Impairment Charges. We did not have impairment charges during the years ended December 31, 2018 and 2017.
Gain on Asset Sales. During the year ended December 31, 2018, we recorded a gain on asset sales of $6.0 million primarily relating to the sale of a data center in Frankfurt. We did not have any gain on asset sales during the year ended December 31, 2017.
Income from Operations. Our income from operations for the years ended December 31, 2018 and 2017 was split among the following geographic regions (dollars in thousands):

	Years Ended December 31,				% Change
	2018	%	2017	%	Actual	Constant Currency
Americas	$412,610	42%	$363,220	45%	14%	15%
EMEA	312,163	32%	237,854	29%	31%	25%
Asia-Pacific	252,610	26%	207,940	26%	21%	20%
Total	$977,383	100%	$809,014	100%	21%	19%
Americas Income from Continuing Operations. The increase in our Americas income from operations was primarily due to higher income generated from acquisitions, higher revenues as a result of our IBX data center expansion activity and organic growth as described above. During the year ended December 31, 2018, the U.S. dollar was generally stronger relative to the Brazilian real than during the year ended December 31, 2017, resulting in approximately $4.0 million of unfavorable foreign currency impact on our Americas income from continuing operations during the year ended December 31, 2018 when compared to 2017 using average exchange rates.
EMEA Income from Continuing Operations. The increase in our EMEA income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity and acquisitions, as described above, as well as lower sales and marketing and general and administrative expenses as a percentage of revenues, which was partially due to lower amortization costs as a result of fully amortizing the TelecityGroup trade names during the third quarter of 2017. During the year ended December 31, 2018, the impact of foreign currency fluctuations resulted in approximately $14.5 million of net favorable foreign currency impact to our EMEA income from continuing operations primarily due to a generally weaker U.S. dollar relative to the Euro and British pound during the year ended December 31, 2018 compared to the year ended December 31, 2017.
Asia-Pacific Income from Continuing Operations. The increase in our Asia-Pacific income from operations was primarily due to higher income generated from the Metronode Acquisition, higher revenues as a result of our IBX data center expansion activity and organic growth as described above and lower cost of sales as a percentage of revenues. During the year ended December 31, 2018, the U.S. dollar was generally weaker relative to the Singapore dollar and Japanese yen than during the year ended December 31, 2017, resulting in approximately $3.2 million of favorable foreign currency impact on our Asia-Pacific income from continuing operations during the year ended December 31, 2018 when compared to 2017 using average exchange rates.
Interest Income. Interest income was $14.5 million and $13.1 million for the years ended December 31, 2018 and 2017, respectively. The average yield for the year ended December 31, 2018 was 1.24% versus 0.64% for the year ended December 31, 2017.
Interest Expense.  Interest expense increased to $521.5 million for the year ended December 31, 2018 from $478.7 million for the year ended December 31, 2017. The increase in interest expense was primarily attributable to our issuance of the €750.0 million 2.875% Euro Senior Notes due 2024 in March 2018 and $750 million 5.000% Infomart Senior Notes in April 2018. The increase was partially offset by lower weighted average interest rates during the year ended December 31, 2018 as compared to the year ended December 31, 2017. During the years ended December 31, 2018 and 2017, we capitalized $19.9 million and $22.6 million, respectively, of interest expense to construction in progress. We expect to incur higher interest expense in future periods in connection with additional indebtedness that we incurred during 2018 and as a result of the increasing interest rates.
Other Income (Expense). We recorded net other income of $14.0 million and $9.2 million for the years ended December 31, 2018 and 2017, respectively, primarily due to foreign currency exchange gains and losses during the periods.
Loss on Debt Extinguishment. We recorded $51.4 million net loss on debt extinguishment during the year ended December 31, 2018, comprised of (i) $17.1 million of loss on debt extinguishment as a result of amendments to leases impacting the related financing obligations; (ii) $19.5 million of loss on debt extinguishment from the settlement of financing obligations as a result of the Infomart Dallas Acquisition; (iii) $12.6 million of loss on debt extinguishment as a result of the settlement of financing obligations for properties purchased and (iv) $2.2 million of loss on debt extinguishment as a result of the redemption of the Japanese Yen Term Loan. During the year ended December 31, 2017, we recorded $65.8 million net loss on debt extinguishment comprised of (i) $14.6 million of loss on debt extinguishment from the early redemption of the senior notes; (ii) $22.5 million of loss on debt extinguishment from the redemption of term loans under the previously outstanding credit facility; (iii) $16.7 million of loss on debt extinguishment as a result of amendments to leases and financing obligations and (iv) $12.0 million of loss on debt extinguishment from the settlement of financing obligations as a result of properties purchased.
Income Taxes. We operate as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our QRSs for the years ended December 31, 2018 and December 31, 2017, respectively. As such, other than tax attributable to built-in-gains recognized and withholding taxes, no provision for U.S. income taxes for the QRSs has been included in the accompanying consolidated financial statements for the years ended December 31, 2018 and 2017.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the years ended December 31, 2018 and 2017.
For the years ended December 31, 2018 and 2017, we recorded $67.7 million and $53.9 million of income tax expenses, respectively. Our effective tax rates were 15.6% and 18.8%, respectively, for the years ended December 31, 2018 and 2017. The decrease in the effective tax rate in 2018 as compared to 2017 is primarily due to a release of valuation allowance in the current period as a result of a legal entity reorganization in our Americas region.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations plus depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gain on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to income or loss from operations. Our adjusted EBITDA for the years ended December 31, 2018 and 2017 was split among the following geographic regions (dollars in thousands):

	Years Ended December 31,				% Change
	2018	%	2017	%	Actual	Constant Currency
Americas	$1,183,831	49%	$1,034,694	51%	14%	15%
EMEA	698,280	29%	582,697	28%	20%	15%
Asia-Pacific	531,129	22%	434,650	21%	22%	21%
Total	$2,413,240	100%	$2,052,041	100%	18%	17%
Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was primarily due to the Verizon Data Center Acquisition and the Infomart Dallas Acquisition, higher revenues as a result of our IBX data center expansion activity and organic growth as described above. During the year ended December 31, 2018, currency fluctuations resulted in approximately $9.6 million of net unfavorable foreign currency impact on our Americas adjusted EBITDA primarily due to the U.S. dollar being generally stronger relative to the Brazilian real during the year ended December 31, 2018 compared to the year ended December 31, 2017.
EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and acquisitions, as described above, as well as lower sales and marketing and general and administrative expenses as a percentage of revenues. During the year ended December 31, 2018, currency fluctuations resulted in approximately $26.6 million of net favorable foreign currency impact to our EMEA adjusted EBITDA primarily due to a generally weaker U.S. dollar relative to the Euro and British pound during the year ended December 31, 2018 compared to the year ended December 31, 2017.
Asia-Pacific Adjusted EBITDA. The increase in our Asia-Pacific adjusted EBITDA was primarily due to the Metronode Acquisition, higher revenues as a result of our IBX data center expansion activity and organic growth as described above and lower cost of revenues as a percentage of revenues. During the year ended December 31, 2018, the U.S. dollar was generally weaker relative to the Singapore dollar and Japanese yen than during the year ended December 31, 2017, resulting in approximately

$4.4 million of net favorable foreign currency impact to our Asia-Pacific revenues during the year ended December 31, 2018 when compared to average exchange rates during the year ended December 31, 2017.
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
Americas Revenues. Revenues for our Americas region for the year ended December 31, 2017 included approximately $359.1 million of revenues attributable to the Verizon Data Center Acquisition. During the years ended December 31, 2017 and 2016, our revenues from the United States, the largest revenue contributor in the Americas region for the periods, represented approximately 91% and 92%, respectively, of the regional revenues. Excluding revenues attributable to the Verizon Data Center Acquisition, growth in Americas revenues was primarily due to (i) $34.5 million of revenue generated from our recently-opened IBX data centers or IBX data center expansions in the Dallas, New York, São Paulo, Silicon Valley, Toronto and Washington, D.C. areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the year ended December 31, 2017, the U.S. dollar was generally weaker relative to the Canadian dollar and Brazilian real than during the year ended December 31, 2016, resulting in approximately $11.4 million of favorable foreign currency impact on our Americas revenues during the year ended December 31, 2017 when compared to 2016 using average exchange rates.
EMEA Revenues.  As compared to 2016, revenues for our EMEA region for the year ended December 31, 2017 include $47.2 million of incremental revenues from acquisitions including the TelecityGroup Acquisition, which closed on January 15, 2016, the Paris IBX Data Center Acquisition, which closed in August 2016, the IO Acquisition, which closed in February 2017, and the Itconic and Zenium data center acquisitions, which closed in October 2017. Our revenues from the U.K., our largest revenue contributor in the EMEA region, represented 30% of regional revenues for the year ended December 31, 2017 compared to 32% of regional revenues for the year ended December 31, 2016. Excluding the acquisitions, our EMEA revenue growth was primarily due to (i) approximately $62.3 million of revenue from our IBX data centers or IBX data center expansions in the Amsterdam, Dubai, Dublin, Frankfurt, Helsinki, London, Paris and Zurich metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the year ended December 31, 2017, the impact of foreign currency fluctuations resulted in approximately $4.9 million of net unfavorable foreign currency impact to our EMEA revenues primarily due to a generally stronger U.S. dollar relative to the British pound during the year ended December 31, 2017 compared to the year ended December 31, 2016.
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
Americas Cost of Revenues. Cost of revenues for our Americas region for the year ended December 31, 2017 included approximately $177.4 million of costs of revenues attributable to the Verizon Data Center Acquisition. Excluding the impact from the Verizon Data Center Acquisition, depreciation expense was $273.0 million and $241.6 million, respectively, for the years ended December 31, 2017 and 2016. The growth in depreciation expense was primarily due to our IBX expansion activity. In addition to the increase in depreciation expense, the increase in our Americas cost of revenues for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to (i) $30.4 million of higher utilities, repairs and maintenance, property taxes, and other cost of sales in support of our business growth and (ii) $13.2 million of higher compensation costs, including general salaries, bonuses and stock-based compensation (1,114 Americas cost of revenues employees, excluding the Verizon Data Center Acquisition, as of December 31, 2017 versus 1,023 as of December 31, 2016). During the year ended December 31, 2017, the impact of foreign currency fluctuations resulted in approximately $7.7 million of net unfavorable foreign currency impact to our Americas cost of revenues primarily due to a generally weaker U.S. dollar relative to the Brazilian real and Canadian dollar during the year ended December 31, 2017 compared to the year ended December 31, 2016.
EMEA Cost of Revenues. As compared to 2016, cost of revenues for our EMEA region for the year ended December 31, 2017 included $36.7 million of incremental cost of revenues attributable to acquisitions, including the TelecityGroup Acquisition that closed on January 15, 2016, the Paris IBX Data Center Acquisition that closed in August 2016, the IO Acquisition, which closed in February 2017, and the Itconic and Zenium data center acquisitions, which closed in October 2017. Excluding cost of revenues attributable to these acquisitions, the increase in our EMEA cost of revenues was primarily due to (i) $25.5 million of higher utilities in support of our business growth; (ii) $16.4 million of higher other cost of sales, including third party and managed service expenses; (iii) $10.7 million of higher depreciation expense and (iv) $7.2 million of higher compensation costs, including general salaries, bonuses and stock-based compensation (743 EMEA cost of revenues employees, excluding TelecityGroup employees, as of December 31, 2017 versus 623 as of December 31, 2016). During the year ended December 31, 2017, the impact of foreign currency fluctuations resulted in approximately $2.7 million of net favorable foreign currency impact to our EMEA cost of revenues, primarily due to a generally stronger U.S. dollar relative to the British pound during the year ended December 31, 2017 compared to the year ended December 31, 2016.
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
Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to (i) $75.3 million of amortization of the acquired intangible assets in connection with the Verizon Data Center Acquisition; (ii) $33.1 million of higher compensation costs, including sales compensation, general salaries, bonuses and stock-based compensation and headcount growth (608 Americas sales and marketing employees, including those from the Verizon Data Center Acquisition, as December 31, 2017, versus 553 as of December 31, 2016) and (iii) $4.1 million of higher consulting expenses to support our growth. During the year ended December 31, 2017, the impact of foreign currency fluctuations to our Americas sales and marketing expenses was not significant when compared to average exchange rates during the year ended December 31, 2016.
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
Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $35.5 million of higher compensation costs, including general salaries, bonuses, stock-based compensation, and headcount growth (1,207 Americas general and administrative employees, including those from the Verizon Data Center Acquisition, as of December 31, 2017 versus 934 as of December 31, 2016); (ii) $22.9 million of higher depreciation expense associated with certain systems, including revenue, data management and cloud exchange systems, to improve our quote to order and billing processes and to support the integration and growth of our business and (iii) $16.6 million of higher office expense and consulting cost to support our growth. During the year ended December 31, 2017, the impact of foreign currency fluctuations to our Americas general and administrative expenses was not significant when compared to average exchange rates for the year ended December 31, 2016. Over the course of the past year, we have been investing in our Americas general and administrative functions to scale this region effectively for growth, which has included additional investments in improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. Going forward, although we are carefully monitoring our spending, we expect Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including these investments in our back office systems and investments to maintain our qualification for taxation as a REIT.
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
Americas Income from Continuing Operations. Our Americas income from continuing operations did not change significantly year over year. While revenues increased as described above, this was largely offset by (i) an increase of $18.6 million in acquisition costs, which was primarily related to the Verizon Data Center Acquisition; (ii) additional amortization of the acquired intangible assets resulted from the Verizon Data Center Acquisition and (iii) higher cost of revenues and sales and marketing expense as a percentage of revenues. The impact of foreign currency fluctuations on our Americas income from continuing operations for the year ended December 31, 2017 was not significant when compared to the year ended December 31, 2016.
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
Loss on Debt Extinguishment. We recorded $65.8 million net loss on debt extinguishment during the year ended December 31, 2017 comprised of (i) $14.6 million of loss on debt extinguishment from the early redemption of the senior notes; (ii) $22.5 million of loss on debt extinguishment from the redemption of term loans under the previously outstanding credit facility; (iii) $16.7 million of loss on debt extinguishment as a result of amendments to leases and financing obligations and (iv) $12.0 million of loss on debt extinguishment from the settlement of financing obligations of properties purchased. During the year ended December 31, 2016, we recorded a $12.3 million loss on debt extinguishment as a result of the settlement of the financing obligations for our Paris 3 IBX data center, a portion of the lender fees associated with the Japanese Yen Term Loan, and the prepayment and termination of our 2012 and 2013 Brazil financings.

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
For the years ended December 31, 2017 and 2016, we recorded $53.9 million and $45.5 million of income tax expenses, respectively. Our effective tax rates were 18.8% and 28.4%, respectively, for the years ended December 31, 2017 and 2016. The decrease in the effective tax rate in 2017 as compared to 2016 is primarily due to recognition of unrecognized tax benefits related to our tax positions in the U.S. and Brazil as a result of a lapse in statutes of limitations and lower amount of non-deductible expenses within our EMEA operations. This is partially offset by net deferred tax asset remeasurement in the U.S. TRSs due to the corporate income tax rate reduction from 35% to 21% effective January 1, 2018 as a result of the TCJA.
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

Adjusted EBITDA
We define adjusted EBITDA as income from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs, and gain on asset sales as presented below (in thousands):

	Years Ended December 31,
	2018	2017	2016
Income from operations	$977,383	$809,014	$618,739
Depreciation, amortization, and accretion expense	1,226,741	1,028,892	843,510
Stock-based compensation expense	180,716	175,500	156,148
Acquisition costs	34,413	38,635	64,195
Impairment charges	—	—	7,698
Gain on asset sales	(6,013)	—	(32,816)
Adjusted EBITDA	$2,413,240	$2,052,041	$1,657,474
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
In presenting AFFO, we exclude certain items that we believe are not good indicators of our current or future operating performance. AFFO represents FFO excluding depreciation and amortization expense on non-real estate assets, accretion, stock-based compensation, restructuring charges, impairment charges, acquisition costs, an installation revenue adjustment, a straight-line rent expense adjustment, a contract cost adjustment, amortization of deferred financing costs and debt discounts and premiums, gain (loss) on debt extinguishment, an income tax expense adjustment, recurring capital expenditures and adjustments for unconsolidated joint ventures' and noncontrolling interests' share of these items and net income (loss) from discontinued operations, net of tax. The adjustments for installation revenue, straight-line rent expense and contract costs are intended to isolate the cash activity included within the straight-lined or amortized results in the consolidated statement of operations. We exclude the amortization of deferred financing costs and debt discounts and premiums as these expenses relate to the initial costs incurred in connection with debt financings that have no current or future cash obligations. We exclude gain (loss) on debt extinguishment since it generally represents the write-off of initial costs incurred in connection with debt financings or a cost that is incurred to reduce future interest costs and is not a good indicator of our current or future operating performance. We include an income tax expense adjustment, which represents the non-cash tax impact due to changes in valuation allowances, uncertain tax positions and deferred taxes that do not relate to current period's operations. We deduct recurring capital expenditures, which represent expenditures to extend the useful life of its IBX data centers or other assets that are required to support current revenues. We also exclude net income (loss) from discontinued operations, net of tax, which represents results that may not recur and are not a good indicator of our current future operating performance.

Our FFO and AFFO were as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net income	$365,359	$232,982	$126,800
Adjustments:
Real estate depreciation and amortization	883,118	754,351	626,564
(Gain) loss on disposition of real estate property	4,643	4,945	(28,388)
Adjustments for FFO from unconsolidated joint ventures	—	85	113
FFO	$1,253,120	$992,363	$725,089

	Years Ended December 31,
	2018	2017	2016
FFO	$1,253,120	$992,363	$725,089
Adjustments:
Installation revenue adjustment	10,858	24,496	20,161
Straight-line rent expense adjustment	7,203	8,925	7,700
Contract cost adjustment	(20,358)	—	—
Amortization of deferred financing costs and debt discounts and premiums	13,618	24,449	18,696
Stock-based compensation expense	180,716	175,500	156,149
Non-real estate depreciation expense	140,955	111,121	87,781
Amortization expense	203,416	177,008	122,862
Accretion expense (adjustment)	(748)	(13,588)	6,303
Recurring capital expenditures	(203,053)	(167,995)	(141,819)
Loss on debt extinguishment	51,377	65,772	12,276
Acquisition costs	34,413	38,635	64,195
Impairment charges	—	—	7,698
Net income from discontinued operations, net of tax	—	—	(12,392)
Income tax expense adjustment	(12,420)	371	3,680
Adjustments for AFFO from unconsolidated joint ventures	—	(17)	(40)
AFFO	$1,659,097	$1,437,040	$1,078,339
Our AFFO results have improved due to the improved operating results discussed earlier in "Results of Operations," as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in "Overview."
Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies such as the Euro, British pound, Japanese yen, Singapore dollar, Australian dollar and Brazilian real. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the year ended December 31, 2017 are used as exchange rates for the year ended December 31, 2018 when comparing the year ended December 31, 2018 with the year ended December 31, 2017, and average rates in effect for the year ended December 31, 2016 are used as exchange rates for the year ended December 31, 2017 when comparing the year ended December 31, 2017 with the year ended December 31, 2016).
Liquidity and Capital Resources
As of December 31, 2018, our total indebtedness was comprised of debt and financing obligations totaling approximately $11.4 billion consisting of (a) approximately $8,500.1 million of principal from our senior notes, (b) approximately $1,518.9 million from our capital lease and other financing obligations and (c) $1,390.4 million of principal from our loans payable and mortgage (gross of debt issuance cost, debt discount, plus debt premium).
We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, payment of regular dividend distributions and completion of our publicly-announced expansion projects.
On March 14, 2018, we issued €750.0 million 2.875% Euro Senior Notes due 2024. On April 2, 2018, we completed the Infomart Dallas Acquisition for a purchase price of approximately $804.0 million, which was funded with approximately $45.8 million in cash and $758.2 million aggregate fair value of 5.000% senior unsecured notes. On April 18, 2018, we completed the Metronode Acquisition for a cash purchase price of A$1.034 billion or approximately $804.6 million at the exchange rate in effect on April 18, 2018. In July, we drew down the full amount of the JPY Term Loan of ¥47.5 billion, or approximately $424.7 million at the exchange rate effective on July 31, 2018, and prepaid the remaining principal of our existing Japanese Yen Term Loan of ¥43.8 billion or approximately $391.3 million. As of December 31, 2018, we had $610.7 million of cash, cash equivalents and short-term investments, of which approximately $280.1 million was held in the U.S. We believe that our current expansion activities in the U.S. can be funded with our U.S.-based cash and cash equivalents and investments. In addition to our cash and investment portfolio, we have additional liquidity available to us from our $2.0 billion revolving facility and the 2018 ATM Program as described below.
As of December 31, 2018, we had 42 irrevocable letters of credit totaling $68.5 million issued and outstanding under the revolving facility. We had a total of approximately $1.9 billion of additional liquidity available to us under the Revolving Facility.
For the year ended December 31, 2018, we sold 930,934 shares for approximately $388.2 million, net of payment of commissions to the sales agents and equity offering costs under our 2017 ATM Program. As of December 31, 2018, no shares remain available for sale under the 2017 ATM Program. In December 2018, we launched the 2018 ATM Program to sell up to $750.0 million of common stock in at the market offerings. As of December 31, 2018, no shares have been sold under the 2018 ATM Program.
Besides any further financing activity we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base, and have continued to experience relatively strong collections, if the current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity. Additionally, we may pursue additional expansion opportunities, primarily the build out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions and joint ventures. While we expect to fund these plans with our existing resources, additional financing, either debt or equity, may be required, and if current market conditions were to deteriorate, we may be unable to secure additional financing, or any such additional financing may only be available to us on unfavorable terms. An inability to pursue additional expansion opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.
Sources and Uses of Cash

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	$1,815,426	$1,439,233	$1,019,353
Net cash used in investing activities	(3,075,528)	(5,400,826)	(2,045,668)
Net cash provided by (used in) financing activities	470,912	4,607,860	(897,065)

Operating Activities
Our cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary use of cash from our operating activities include compensation and related costs, interest payments, other general corporate expenditures and taxes. The increase in net cash provided by operating activities during 2018 compared to 2017 was primarily due to improved operating results combined with incremental operating cash provided by the acquisitions of Infomart Dallas and Metronode in April 2018 and inclusion of full year operating results of the Verizon Data Center Acquisition, offset by increases in cash paid for cost of revenues, operating expenses, interest expense and income taxes. The increase in net cash provided by operating activities during 2017 compared to 2016 was primarily due to improved operating results combined with incremental operating cash provided by the Verizon Data Center Acquisition and other acquisitions in 2017, offset by timing of collections on our receivables and increases in cash paid for cost of revenues, operating expenses, interest expense and income taxes.
Investing Activities
The decrease in net cash used in investing activities during 2018 compared to 2017 was primarily due to the decrease in spending for business acquisitions of approximately of $3.1 billion, primarily due to the Verizon Data Center Acquisition in 2017, partially offset by $717.4 million of higher capital expenditures and $87.3 million of higher purchases of real estate, primarily as a result of expansion activity. The increase in net cash used in investing activities during 2017 compared to 2016 was primarily due to the increase in spending for business acquisitions of approximately of $2.2 billion, primarily related to the Verizon Data Center Acquisition, a decrease in proceeds from asset sales of $803.8 million, $265.4 million of higher capital expenditures and $67.0 million of higher purchases of real estate, primarily as a result of expansion activity.
During 2019, we anticipate our IBX expansion construction activity will increase from our 2018 levels. If the opportunity to expand is greater than planned and we have sufficient funding to pursue such expansion opportunities, we may further increase the level of capital expenditure to support this growth as well as pursue additional business and real estate acquisitions or joint ventures.
Financing Activities
Net cash provided by financing activities during 2018 was primarily due to (i) the issuance of €750.0 million 2.875% Euro Senior Notes due 2024, or approximately $929.9 million in U.S. dollars, at the exchange rate in effect on March 14, 2018; (ii) borrowing of the JPY Term Loan of ¥47.5 billion, or approximately $424.7 million at the exchange rate effective on July 31, 2018; (iii) sale of 930,934 shares under the 2017 ATM Program, for net proceeds of $388.2 million and (iv) proceeds from employee awards of $50.1 million. The proceeds were partially offset by (i) dividend distributions of $738.6 million; (ii) repayments of capital lease and other financing obligations of $103.8 million; (iii) repayments of mortgage and loans payable of $447.5 million, primarily related to the prepayment of the remaining principal of our existing Japanese Yen Term Loan; (iv) payments of debt extinguishment costs of $20.6 million and (v) payments of debt issuance costs of $12.2 million.
Net cash provided by financing activities during 2017 was primarily due to (i) borrowings under our previously outstanding credit facility of €1,000.0 million, or approximately $1,059.8 million at the exchange rate in effect on January 6, 2017; (ii) the issuance of $1,250.0 million 2027 Senior Notes; (iii) the issuance of €1,000.0 million 2025 Euro Senior Notes, or approximately $1,199.7 million at the exchange rate on September 20, 2017; (iv) the issuance of €1,000.0 million 2026 Euro Senior Notes, approximately $1,179.0 million at the exchange rate on December 12, 2017; (v) borrowings under our Term Loan Facility of approximately $997.1 million on December 12, 2017, at the exchange rate in effect on that day; (vi) the sale of common stock for net proceeds of $2,481.4 million and (vii) proceeds from employee awards of $41.7 million, partially offset by (i) repayment of the entire $500.0 million principal amount of our 4.875% Senior Notes due 2020; (ii) repayment in full of our previously outstanding credit facility of approximately $2,207.7 million in total at the exchange rate on December 12, 2017; (iii) dividend distributions of $621.5 million; (iv) repayments of capital lease and other financing obligations of $93.5 million and (v) debt issuance costs of $81.0 million.
Net cash used in financing activities during 2016 was primarily due to (i) $1,462.9 million repayment of loans payable including repayment of loans assumed in the TelecityGroup acquisition, bridge term loan and revolving credit facility; (ii) $114.4 million repayment of capital lease and other financing obligations and (iii) $499.5 million payment of dividends, partially offset by $1,168.3 million of proceeds from loans payable including proceeds from our previously outstanding credit facility and Japanese Yen Term Loan.

Debt Obligations
Debt Facilities
We have various debt obligations with maturity dates ranging from 2019 to 2027 under which a total principal balance of $9.9 billion remained outstanding as of December 31, 2018. For further information on debt obligations, see "Debt Facilities" in Note 11 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
Capital Lease and Other Financing Obligations
We have numerous capital lease and other financing obligations with maturity dates ranging from 2019 to 2053 under which a total principal balance of $1,518.9 million remained outstanding as of December 31, 2018 with a weighted average effective interest rate of 7.88%. For further information on our capital leases and other financing obligations, see "Capital Lease and Other Financing Obligations" in Note 10 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
Contractual Obligations and Off-Balance-Sheet Arrangements
We lease a majority of our IBX data centers and certain equipment under non-cancelable lease agreements expiring through 2065. The following represents our debt maturities, financings, leases and other contractual commitments as of December 31, 2018 (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Term loans and other loans payable (1)	$73,128	$73,443	$73,134	$1,165,871	$2,491	$2,339	$1,390,406
Senior notes (1)	300,000	300,000	150,000	750,000	1,000,000	6,000,125	8,500,125
Interest (2)	411,944	395,556	379,060	352,907	278,214	600,648	2,418,329
Capital lease and other financing obligations (3)	184,151	170,592	169,086	168,810	164,886	1,601,251	2,458,776
Operating leases (4)	187,280	179,515	166,159	158,115	147,677	1,130,494	1,969,240
Other contractual commitments (5)	1,129,604	149,168	36,839	25,680	19,789	164,090	1,525,170
Asset retirement obligations (6)	6,776	3,801	3,972	11,633	5,582	64,899	96,663
	$2,292,883	$1,272,075	$978,250	$2,633,016	$1,618,639	$9,563,846	$18,358,709

(1)	Represents principal of senior notes, term loans and other loans payable, as well as premium on mortgage payable.

(2)
Represents interest on mortgage payable, senior notes, term loan facilities and other loans payable based on their approximate interest rates as of December 31, 2018, as well as the credit facility fee for the revolving credit facility.

(3)	Represents principal and interest.

(4)	Represents minimum operating lease payments, excluding potential lease renewals.

(5)	Represents unaccrued contractual commitments. Other contractual commitments are described below.

(6)	Represents liability, net of future accretion expense.
In connection with certain of our leases and other contracts requiring deposits, we entered into 42 irrevocable letters of credit totaling $68.5 million under the revolving credit facility. These letters of credit were provided in lieu of cash deposits. If the landlords for these IBX leases decide to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the revolving credit facility. These contingent commitments are not reflected in the table above.
We had accrued liabilities related to uncertain tax positions totaling approximately $106.9 million as of December 31, 2018. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.
Primarily as a result of our various IBX data center expansion projects, as of December 31, 2018, we were contractually committed for $687.6 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during 2019 and thereafter, is reflected in the table above as "other contractual commitments."
We had other non-capital purchase commitments in place as of December 31, 2018, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods, services or arrangements that may contain embedded leases to be delivered or provided during 2019 and beyond. Such other purchase commitments as of December 31, 2018, which total $837.5 million, are also reflected in the table above as "other contractual commitments."
Additionally, we entered into lease agreements in various locations for a total lease commitment of approximately $262.2 million, excluding potential lease renewals. These lease agreements will commence between February 2019 and May 2020 with lease terms of 5 to 30 years, which are not reflected in the table above.
Other Off-Balance-Sheet Arrangements
We have various guarantor arrangements with both our directors and officers and third parties, including customers, vendors and business partners. As of December 31, 2018, there were no significant liabilities recorded for these arrangements. For additional information, see "Guarantor Arrangements" in Note 15 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
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

A tax benefit from an uncertain income tax position may be recognized in the financial statements only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority's widely understood administrative practices and precedents.

The TCJA included a Global Intangible Low-Taxed Income ("GILTI") provision that increases U.S. federal taxable income by certain foreign subsidiary income in the year it is earned. Our accounting policy is to treat any tax on GILTI inclusions as a current period cost included in the tax expense in the year incurred. The Company believes the GILTI inclusion provision will result in no financial statement impact provided the Company satisfies its REIT distribution requirement with respect to the GILTI inclusions.

Our qualification and taxation as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy quarterly asset tests depends upon our analysis and the fair market values of our REIT and non-REIT assets.

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

For purposes of the quarterly REIT asset tests, we estimate the fair market value of assets within our QRSs and TRSs using a discounted cash flow approach, by calculating the present value of forecasted future cash flows. We apply discount rates based on industry benchmarks relative to the market and forecasting risks. Other key assumptions used to estimate the fair market value of assets in QRSs and TRSs include projected revenue growth, operating margins and forecasted capital expenditure. We revisit key assumptions periodically to reflect any changes due to business or economic environment.

As of December 31, 2018 and 2017, we had net total deferred tax liabilities of $189.6 million and $186.3 million, respectively. As of December 31, 2018 and 2017, we had a total valuation allowance of $57.0 million and $84.6 million, respectively. If and when we reduce our remaining valuation allowances, it may have a favorable impact to our financial position and results of operations in the periods when such determinations are made. We will continue to assess the need for our valuation allowances, by country or location, in the future

During the year ended December 31, 2018, we released the full valuation allowances against the deferred tax assets of one of our Brazilian legal entities, certain Japanese entities and partial valuation allowance against the Spanish deferred tax assets acquired from the Itconic acquisition as a result of legal entities reorganizations in the Americas, APAC and EMEA regions. As part of the purchase accounting determination for the Metronode Acquisition, we provided full valuation allowance against certain deferred tax assets in Australia that are not expected to be realizable in the foreseeable future. During the year ended December 31, 2017, we provided full and partial valuation allowances against the Spanish and Turkish deferred tax assets acquired from the Itconic and Zenium data center acquisitions, respectively. In addition, we set up a full valuation allowance against the deferred tax asset associated with excess tax goodwill established as a result of a reorganization in Brazil.

As of December 31, 2018 and 2017, we had unrecognized tax benefits of $150.9 million and $82.4 million, respectively, exclusive of interest and penalties. During the year ended December 31, 2018, the unrecognized tax benefits increased by $68.5 million primarily due to the Metronode Acquisition and the reorganization of the Spanish entities from the Itconic acquisition. During the year ended December 31, 2017, the unrecognized tax benefits increased by $10.2 million primarily due to the TelecityGroup integrations which was partially offset by the recognition of unrecognized tax benefits related to the Company's tax positions in the U.S. and Brazil as a result of a lapse in statutes of limitations. The unrecognized tax benefits of $114.9 million as of December 31, 2018, if subsequently recognized, will affect our effective tax rate favorably at the time when such benefits are recognized.

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

Our purchase price allocation methodology contains uncertainties because it requires assumptions and management's judgment to estimate the fair value of assets acquired and liabilities assumed at the acquisition date. Key judgments used to estimate the fair value of intangible assets include projected revenue growth and operating margins, discount rates, customer attrition rates, as well as the estimated useful life of intangible assets. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses. Our estimates are inherently uncertain and subject to refinement. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.

During the last three years, we have completed a number of business combinations, including the Metronode Acquisition and the Infomart Dallas Acquisition in April 2018, the Itconic Acquisition and the Zenium data center acquisition in October 2017, the Verizon Data Center Acquisition in May 2017, the IO Acquisition in February 2017, the Paris IBX Data Center Acquisition in August 2016 and the TelecityGroup acquisition in January 2016. In 2018, we have finalized the purchase price allocation for the Verizon Data Center, Itconic and Zenium data center acquisitions. The purchase price allocation for the IO, Paris IBX Data Center and TelecityGroup acquisitions were completed in prior years.

As of December 31, 2018, 2017 and 2016, we had net intangible assets of $2.3 billion, $2.4 billion and $719.2 million, respectively. We recorded amortization expense for intangible assets of $203.4 million, $177.0 million and $122.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we used to complete the purchase price allocations and the fair value of assets acquired and liabilities assumed. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material, which would be recorded in our consolidated statements of operations in 2019 or beyond.

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

We complete the annual goodwill impairment assessment for the Americas, EMEA and Asia-Pacific reporting units to determine if the fair values of the reporting units exceeded their carrying values.

We perform a review of other intangible assets for impairment by assessing events or changes in circumstances that indicate the carrying amount of an asset may not be recoverable.

To perform annual goodwill impairment assessment, we elected to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. This analysis requires assumptions and estimates before performing the quantitative goodwill impairment test, where the assessment requires assumptions and estimates derived from a review of our actual and forecasted operating results, approved business plans, future economic conditions and other market data. There were no specific factors present in 2018 or 2017 that indicated a potential goodwill impairment.

We performed our annual review of other intangible assets by assessing if there were events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable, such as a significant decrease in market price of an asset, a significant adverse change in the extent or manner in which an asset is being used, a significant adverse change in legal factors or business climate that could affect the value of an asset or a continuous deterioration of our financial condition. This assessment requires assumptions and estimates derived from a review of our actual and forecasted operating results, approved business plans, future economic conditions and other market data. There were no specific events in 2018 or 2017 that indicated a potential impairment.

As of December 31, 2018, goodwill attributable to the Americas, the EMEA and the Asia-Pacific reporting units was $1.7 billion, $2.5 billion and $616.4 million, respectively.

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

The balance of our other intangible assets, net, for the year ended December 31, 2018 was $2.3 billion. While we have not recorded an impairment charge against our other intangible assets to date, future events or changes in circumstances, such as a significant decrease in market price of an asset, a significant adverse change in the extent or manner in which an asset is being used, a significant adverse change in legal factors or business climate, may result in an impairment charge in future periods.

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

Judgments are required in arriving at the estimated useful life of an asset and changes to these estimates would have significant impact on our financial position and results of operations. When we lease a property for our IBX data centers, we generally enter into long-term arrangements with initial lease terms of at least 8-10 years and with renewal options generally available to us. In the next several years, a number of leases for our IBX data centers will come up for renewal. As we start approaching the end of these initial lease terms, we will need to reassess the estimated useful lives of our property, plant and equipment. In addition, we may find that our estimates for the useful lives of non-leased assets may also need to be revised periodically. We periodically review the estimated useful lives of certain of our property, plant and equipment and changes in these estimates in the future are possible.

Another area of judgment for us in connection with our property, plant and equipment is related to lease accounting. Some of our IBX data centers are leased. Each time we enter into a new lease or lease amendment for one of our IBX data centers, we analyze each lease or lease amendment for the proper accounting. This requires certain judgments such as establishing the lease term to include in a lease test, establishing the remaining estimated useful life of the underlying property or equipment and estimating the fair value of the underlying property or equipment, establishing the incremental borrowing rate to calculate the present value of the minimum lease payment for the lease test. All of these judgments are inherently uncertain. Different assumptions or estimates could result in a different accounting treatment for a lease.

The assessment of long-lived assets for impairment requires assumptions and estimates of undiscounted and discounted future cash flows. These assumptions and estimates require significant judgment and are inherently uncertain.

As of December 31, 2018, 2017 and 2016, we had property, plant and equipment of $11.0 billion, $9.4 billion, and $7.2 billion, respectively. During the years ended December 31, 2018, 2017 and 2016, we recorded depreciation expense of $1.0 billion, $865.5 million, and $714.3 million, respectively. While we evaluated the appropriateness, we did not revise the estimated useful lives of our property, plant and equipment during the years ended December 31, 2018, 2017 and 2016. Further changes in our estimated useful lives of our property, plant and equipment could have a significant impact on our results of operations.
As of December 31, 2018, 2017 and 2016, we had property, plant and equipment under capital leases of $823.6 million, $760.4 million and $715.3 million, respectively. We recorded accumulated depreciation for assets under capital leases of $248.9 million, $199.2 million and $161.4 million as of December 31, 2018, 2017 and 2016, respectively.

Additionally, during the years ended December 31, 2018, 2017 and 2016, we recorded rent expense of approximately $185.4 million, $157.9 million and $140.6 million respectively.

Recent Accounting Pronouncements
See "Recent Accounting Pronouncements" in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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
Investment Portfolio Risk
We maintain an investment portfolio of various holdings, types, and maturities that is prioritized on meeting REIT asset requirements. All of our marketable securities are recorded on our consolidated balance sheets at fair value with changes in fair values recognized in net income. We consider various factors in determining whether we should recognize an impairment charge for our securities, including the length of time and extent to which the fair value has been less than our cost basis and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery. We anticipate that we will recover the entire cost basis of these securities and have determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the year ended December 31, 2018.
As of December 31, 2018, our investment portfolio of cash equivalents and marketable securities consisted of money market funds, certificates of deposits and publicly traded equity securities. The amount in our investment portfolio that could be susceptible to market risk totaled $124.1 million.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate 10% increase or decrease in current interest rates from their position as of December 31, 2018 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations. However, the interest expense associated with our senior credit facility and term loans, that bear interest at variable rates, could be affected. For every 100 basis point change in interest rates, our annual interest expense could increase by a total of approximately $12.7 million or decrease by a total of approximately $5.6 million based on the total balance of our primary borrowings under the Term Loan Facility as of December 31, 2018. As of December 31, 2018, we had not employed any interest rate derivative products against our debt obligations. However, we may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.
The fair value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair value of the fixed interest rate debt but do not impact our earnings or cash flows. The fair value of our mortgage and loans payable and 5.000% Infomart Senior Notes, which are not traded in the market, is estimated by considering our credit rating, current rates available to us for debt of the same remaining maturities and the terms of the debt. The fair value of our other senior notes, which are traded in the market, was based on quoted market prices. The following table represents the carrying value and estimated fair value of our mortgage and loans payable and senior notes as of (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Mortgage and loans payable	$1,388,524	$1,389,632	$1,468,275	$1,464,877
Senior notes	8,500,125	8,422,211	7,002,000	7,288,673

(1)	The carrying value is gross of debt issuance cost, debt discount and debt premium.
Foreign Currency Risk
A significant portion of our revenue is denominated in U.S. dollars, however, approximately 55.3% of our revenues and 53.5% of our operating costs are attributable to Brazil, Canada, Colombia and the EMEA and Asia-Pacific regions, and a large portion of those revenues and costs are denominated in a currency other than the U.S. dollar, primarily the Euro, British pound, Japanese yen, Singapore dollar, Hong Kong dollar, Australian dollar and Brazilian real. To help manage the exposure to foreign currency exchange rate fluctuations, we have implemented a number of hedging programs, in particular (i) a cash flow hedging program to hedge the forecasted revenues and expenses in our EMEA region, (ii) a balance sheet hedging program to hedge the remeasurement of monetary assets and liabilities denominated in foreign currencies, and (iii) a net investment hedging program to hedge the long term investments in our foreign subsidiaries. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our consolidated balance sheets, statements of operations and statements of cash flows. As of December 31, 2018, the outstanding foreign currency forward contracts had maturities of up to two years.
We have entered into various foreign currency debt obligations. As of December 31, 2018, the total principal amount of foreign currency debt obligations was $4.5 billion, including $3.2 billion denominated in Euro, $612.7 million denominated in British Pound, $427.8 million denominated in Japanese Yen and $304.0 million denominated in Swedish Krona. As of December 31, 2018, we have designated $4.1 billion of the total principal amount of foreign currency debt obligations as net investment hedges against our net investments in foreign subsidiaries. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge, except the ineffective portion and forward points, are recorded as a component of other comprehensive income in the consolidated balance sheets. We did not record any ineffectiveness during the year ended December 31, 2018.
Fluctuations in the exchange rates between these foreign currencies (i.e. Euro, British Pound, Swedish Krona and Japanese Yen) and the U.S. Dollar will impact the amount of U.S. dollars that we will require to settle the foreign currency debt obligations at maturity. If the U.S. Dollar would have been weaker or stronger by 10% in comparison to these foreign currencies as of December 31, 2018, we estimate our obligation to cash settle the principal of these foreign currency debt obligations in U.S. dollars would have increased or decreased by approximately $449.5 million respectively.
For the foreseeable future, we anticipate that approximately 50% of our revenues and operating costs will continue to be generated and incurred outside of the U.S. in currencies other than the U.S. dollar. During fiscal 2018, the U.S. dollar became generally stronger relative to certain of the currencies of the foreign countries in which we operate. This overall strengthening of the U.S. dollar had a negative impact on our consolidated results of operations because the foreign denominations translated into less U.S. dollars. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which we do business could have a significant impact on our consolidated financial position and results of operations including the amount of revenue that we report in future periods.
With the existing cash flow hedges in place, a hypothetical additional 10% strengthening of the U.S. dollar during the year ended December 31, 2018 would have resulted in a reduction of our revenues and operating expenses, including depreciation and amortization expenses, for the year by approximately $137.1 million and $145.1 million, respectively.
With the existing cash flow hedges in place, a hypothetical additional 10% weakening of the U.S. dollar during the year ended December 31, 2018 would have resulted in an increase of our revenues and operating expenses, including depreciation and amortization expenses, for the year by approximately $175.1 million and $179.4 million, respectively.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.
Management's Report on Internal Control Over Financial Reporting
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
Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-1 of this Annual Report on Form 10-K.
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

Changes in Internal Control Over Financial Reporting
There was no change in our internal controls over financial reporting during the fourth quarter of fiscal 2018 that has materially affected, or is reasonable likely to affect, our internal controls over financial reporting. We implemented certain internal controls related to the adoption of ASC 606, Revenue from Contracts with Customers, to ensure we adequately evaluated our contracts and properly assessed the impact of the new revenue recognition standard on our financial statements to facilitate its adoption effective January 1, 2018.

ITEM 9B.	OTHER INFORMATION
There is no disclosure to report pursuant to Item 9B.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is incorporated by reference to the Equinix proxy statement for the 2019 Annual Meeting of Stockholders.
We have adopted a Code of Ethics applicable for the Chief Executive Officer and Senior Financial Officers and a Code of Business Conduct. This information is incorporated by reference to the Equinix proxy statement for the 2019 Annual Meeting of Stockholders and is also available on our website, www.equinix.com.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to the Equinix proxy statement for the 2019 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference to the Equinix proxy statement for the 2019 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the Equinix proxy statement for the 2019 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated by reference to the Equinix proxy statement for the 2019 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
(a)(2) Financial statements and schedules:

Schedule III- Schedule of Real Estate and Accumulated Depreciation at December 31, 2018 with reconciliations for the years ended December 31, 2018, 2017 and 2016	F-63
(a)(3) Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/15	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/15	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/15	2.3

2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	12/6/16	2.1

2.5	Amendment No. 1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	10-K	12/31/16	2.5

2.6	Amendment No.2 to the Transaction Agreement, dated April 30, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	5/1/17	2.1

2.7	Amendment No.3 to the Transaction Agreement, dated June 29, 2018, by and between Verizon Communications Inc. and Equinix, Inc.	10-Q	8/8/18	2.7

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/14/11	3.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/11/13	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	3/29/16	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture for the 2023 Notes dated March 5, 2013 between Equinix, Inc. and U.S. Bank National Association as trustee.	8-K	3/5/13	4.3

4.3	Form of 5.375% Senior Note due 2023 (see Exhibit 4.2).

4.4	Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/20/14	4.1

4.5	First Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/20/14	4.2

4.6	Form of 5.375% Senior Note due 2022 (see Exhibit 4.5).

4.7	Second Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/20/14	4.4

4.8	Form of 5.750% Senior Note due 2025 (see Exhibit 4.7).

4.9	Third Supplemental Indenture, dated as of December 4, 2015, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	12/04/15	4.2

4.10	Form of 5.875% Senior Note due 2026 (see Exhibit 4.9).

4.11	Fourth Supplemental Indenture, dated as of March 22, 2017 between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/22/17	4.2

4.12	Form of 5.375% Senior Notes due 2027 (see Exhibit 4.11).

4.13	Fifth Supplemental Indenture, dated as of September 20, 2017 among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent.	8-K	9/20/17	4.2

4.14	Form of 2.875% Senior Notes due 2025 (see Exhibit 4.13).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
4.15	Indenture, dated as of December 12, 2017, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	12/05/17	4.1

4.16	Supplemental Indenture, dated as of December 12, 2017, among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent.	8-K	12/05/17	4.2

4.17	Form of 2.875% Senior Notes due 2026 (see Exhibit 4.16).

4.18	Second Supplemental Indenture, dated as of March 14, 2018, among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent.	8-K	03/14/18	4.2

4.19	Form of 2.875% Senior Notes due 2024 (see Exhibit 4.18).

4.20	Third Supplemental Indenture, dated as of April 2, 2018, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	04/03/18	4.2

4.21	Form of 5.00% Senior Notes due April 2019 (see Exhibit 4.20).

4.22	Form of 5.00% Senior Notes due October 2019 (see Exhibit 4.20).

4.23	Form of 5.00% Senior Notes due April 2020 (see Exhibit 4.20).

4.24	Form of 5.00% Senior Notes due October 2020 (see Exhibit 4.20).

4.25	Form of 5.00% Senior Notes due April 2021 (see Exhibit 4.20).

4.26	Form of Registrant's Common Stock Certificate.	10-K	12/31/14	4.13

10.1**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.2**	2000 Equity Incentive Plan, as amended.	10-K	12/31/16	10.2

10.3**	2000 Director Option Plan, as amended.	10-K	12/31/16	10.3

10.4**	2001 Supplemental Stock Plan, as amended.	10-K	12/31/16	10.4

10.5**	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	10-Q	6/30/14	10.5

10.6**	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/08	10.32

10.7**	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.33

10.8**	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.35

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.9**	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company	2/5/07	10.9

10.10**	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30, 2010.	10-Q	9/30/10	10.42

10.11**	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Meyers, Smith, Taylor and Van Camp.	10-K	12/31/10	10.33

10.12**	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.	10-K	12/31/10	10.34

10.13**	International Long-Term Assignment Letter by and between Equinix, Inc. and Eric Schwartz, dated May 21, 2013.	10-Q	6/30/13	10.51

10.14**	Employment Agreement by and between Equinix (EMEA) B.V. and Eric Schwartz, dated as of August 7, 2013.	10-Q	9/30/13	10.54

10.15**	Restricted Stock Unit Agreement dated August 14, 2013 for Charles Meyers under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	9/30/13	10.55

10.16**	Offer Letter from Equinix, Inc. to Karl Strohmeyer dated October 28, 2013.	10-Q	3/31/14	10.49

10.17**	Restricted Stock Unit Agreement for Karl Strohmeyer under the Equinix, Inc. 2000 Equity Incentive Plan.	10-Q	3/31/14	10.50

10.18**	Change in Control Severance Agreement by and between Karl Strohmeyer and Equinix, Inc. dated December 2, 2013.	10-Q	3/31/14	10.51

10.19**	2016 Form of Revenue/AFFO Restricted Stock Unit Agreement for executives.	10-Q	3/31/16	10.57

10.20**	2016 Form of TSR Restricted Stock Unit Agreement for executives.	10-Q	3/31/16	10.58

10.21**	2016 Form of Time-Based Restricted Stock Unit Agreement for executives.	10-Q	3/31/16	10.59

10.22**	2017 Form of Revenue/AFFO Restricted Stock Unit Agreement for Executives.	10-Q	3/31/17	10.35

10.23**	2017 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/17	10.36

10.24**	2017 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/17	10.37

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.25**	Equinix, Inc. Annual Incentive Plan.	10-Q	3/31/17	10.39

10.26**	2018 Form of Revenue/AFFO Restricted Stock Unit Agreement for Executives.	10-Q	3/31/18	10.31

10.27**	2018 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/18	10.32

10.28**	2018 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/18	10.33

10.29**	Equinix, Inc. Annual Incentive Plan 2018 Award Agreement for Executive Staff Employees.	10-Q	3/31/18	10.34

10.30	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014.	10-Q	9/30/14	10.67

10.31	Share Purchase Agreement with Digital Realty Trust, L.P., relating to the sale and purchase of shares in TelecityGroup UK LON Limited, Telecity Netherlands AMS01 AMS04 BV, Equinix Real Estate (TCY AMS04) B.V. and TelecityGroup Germany Fra2 GmbH, dated May 14, 2016.	10-Q	6/30/16	10.55

10.32**	Letter Agreement dated June 9, 2016, by and between Equinix, Inc. and Eric Schwartz, amending his International Long Term Assignment letter dated May 21, 2013 and Employment Agreement with Equinix (EMEA) B.V. dated August 7, 2013.	10-Q	6/30/16	10.56

10.33	Term Loan Agreement dated as of September 30, 2016 among Equinix Japan K.K. as Borrower, the Lenders (defined therein) and Bank of Tokyo-Mitsubishi UFJ, Ltd., as Arranger and Agent.	10-Q	9/30/16	10.42

10.34	Credit Agreement dated as of December 12, 2017 among Equinix, Inc. as Borrower, The Guarantors Parties (defined therein), Bank of America, N.A., as Administrative Agent, Lender and L/C issuer, Barclays Bank PLS, Goldman Sachs Bank USA, HSBC Securities (USA) Inc. ING Capital LLC, TD Securities (USA) LLC, and Wells Fargo Bank, National Association as Co-Documentation Agents, the Other Lenders Party (defined therein) and Bank of America, N.A., Citibank, N.A., JPMorgan Chase Bank, N.A., MUFG, and RBC Capital Markets as Joint Lead Arrangers and Joint Book Runners.	10-K	12/31/2017	10.40

10.35	Consent and First Amendment to Credit Agreement, dated as of June 28, 2018 by and among Equinix, Inc. as Borrower, the Guarantors (defined therein), the Lenders (as such term is defined in the Credit Agreement referred to therein), and BANK OF AMERICA, N.A., as Administrative Agent.	10-Q	8/8/2018	10.35

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.36	Second Amendment to Credit Agreement, dated as of July 26, 2018, by and between Equinix, Inc. as Borrower, the financial institutions defined therein, MUFG Bank, Ltd., as Technical Agent and Bank of America, N.A. as Administrative Agent, under that certain Credit Agreement dated December 12, 2017.	10-Q	8/8/2018	10.36
10.37**	Relocation Letter Agreement by and between Equinix, Inc. and Charles Meyers dated October 12, 2018.				X

21.1	Subsidiaries of Equinix, Inc.				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Document.				X

101.DEF	XBRL Taxonomy Extension Definition Document.				X

101.LAB	XBRL Taxonomy Extension Labels Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Document.				X
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

(b)	Exhibits.
See (a) (3) above.

(c)	Financial Statement Schedule.
See (a) (2) above.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUINIX, INC. (Registrant)

February 22, 2019	By	/s/ CHARLES MEYERS
Charles Meyers
Chief Executive Officer and President
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles Meyers or Keith D. Taylor, or either of them, each with the power of substitution, their attorney-in-fact, to sign any amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CHARLES MEYERS	Chief Executive Officer and President (Principal Executive Officer)	February 22, 2019
Charles Meyers
/s/ KEITH D. TAYLOR	Chief Financial Officer (Principal Financial Officer)	February 22, 2019
Keith D. Taylor
/s/ SIMON MILLER	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2019
Simon Miller
/s/ PETER F. VAN CAMP	Executive Chairman	February 22, 2019
Peter F. Van Camp
/s/ THOMAS A. BARTLETT	Director	February 22, 2019
Thomas A. Bartlett
/s/ NANCI CALDWELL	Director	February 22, 2019
Nanci Caldwell
/s/ GARY F. HROMADKO	Director	February 22, 2019
Gary F. Hromadko
/s/ SCOTT G. KRIENS	Director	February 22, 2019
Scott G. Kriens
/s/ WILLIAM K. LUBY	Director	February 22, 2019
William K. Luby
/s/ IRVING F. LYONS, III	Director	February 22, 2019
Irving F. Lyons, III
/s/ CHRISTOPHER B. PAISLEY	Director	February 22, 2019
Christopher B. Paisley

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.37**	Relocation Letter Agreement by and between Equinix, Inc. and Charles Meyers dated October 12, 2018.

21.1	Subsidiaries of Equinix, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Labels Document.

101. PRE	XBRL Taxonomy Extension Presentation Document.
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Equinix, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Equinix, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholder’s equity and other comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the accompanying index appearing under item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers as of January 1, 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP
San Jose, California
February 22, 2019
We have served as the Company's auditor since 2000.

EQUINIX, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$606,166	$1,412,517
Short-term investments	4,540	28,271
Accounts receivable, net of allowance for doubtful accounts of $15,950 and $18,228	630,119	576,313
Other current assets	274,857	232,027
Total current assets	1,515,682	2,249,128
Long-term investments	—	9,243
Property, plant and equipment, net	11,026,020	9,394,602
Goodwill	4,836,388	4,411,762
Intangible assets, net	2,333,296	2,384,972
Other assets	533,252	241,750
Total assets	$20,244,638	$18,691,457
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$756,692	$719,257
Accrued property, plant and equipment	179,412	220,367
Current portion of capital lease and other financing obligations	77,844	78,705
Current portion of mortgage and loans payable	73,129	64,491
Current portion of senior notes	300,999	—
Other current liabilities	126,995	159,914
Total current liabilities	1,515,071	1,242,734
Capital lease and other financing obligations, less current portion	1,441,077	1,620,256
Mortgage and loans payable, less current portion	1,310,663	1,393,118
Senior notes, less current portion	8,128,785	6,923,849
Other liabilities	629,763	661,710
Total liabilities	13,025,359	11,841,667
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value per share: 100,000,000 shares authorized in 2018 and 2017; zero shares issued and outstanding	—	—
Common stock, $0.001 par value per share: 300,000,000 shares authorized in 2018 and 2017; 81,119,117 issued and 80,722,258 outstanding in 2018 and 79,440,404 issued and 79,038,062 outstanding in 2017	81	79
Additional paid-in capital	10,751,313	10,121,323
Treasury stock, at cost; 396,859 shares in 2018 and 402,342 shares in 2017	(145,161)	(146,320)
Accumulated dividends	(3,331,200)	(2,592,792)
Accumulated other comprehensive loss	(945,702)	(785,189)
Retained earnings	889,948	252,689
Total stockholders' equity	7,219,279	6,849,790
Total liabilities and stockholders' equity	$20,244,638	$18,691,457

See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Revenues	$5,071,654	$4,368,428	$3,611,989
Costs and operating expenses:
Cost of revenues	2,605,475	2,193,149	1,820,870
Sales and marketing	633,702	581,724	438,742
General and administrative	826,694	745,906	694,561
Acquisition costs	34,413	38,635	64,195
Impairment charges	—	—	7,698
Gain on asset sales	(6,013)	—	(32,816)
Total costs and operating expenses	4,094,271	3,559,414	2,993,250
Income from operations	977,383	809,014	618,739
Interest income	14,482	13,075	3,476
Interest expense	(521,494)	(478,698)	(392,156)
Other income (expense)	14,044	9,213	(57,924)
Loss on debt extinguishment	(51,377)	(65,772)	(12,276)
Income from continuing operations before income taxes	433,038	286,832	159,859
Income tax expense	(67,679)	(53,850)	(45,451)
Net income from continuing operations	365,359	232,982	114,408
Net income from discontinued operations, net of tax	—	—	12,392
Net income	$365,359	$232,982	$126,800

Earnings per share ("EPS"):
Basic EPS from continuing operations	$4.58	$3.03	$1.63
Basic EPS from discontinued operations	—	—	0.18
Basic EPS	$4.58	$3.03	$1.81
Weighted-average shares	79,779	76,854	70,117
Dilutive EPS from continuing operations	$4.56	$3.00	$1.62
Dilutive EPS from discontinued operations	—	—	0.17
Diluted EPS	$4.56	$3.00	$1.79
Weighted-average shares	80,197	77,535	70,816
Cash dividends declared per common share	$9.12	$8.00	$7.00
See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net income	$365,359	$232,982	$126,800
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment ("CTA") gain (loss), net of tax effects of $4,419, $0 and $0	(421,743)	454,269	(507,420)
Net investment hedge CTA gain (loss), net of tax effects of $1,358, $0 and $0	219,628	(235,292)	45,505
Unrealized gain on available-for-sale securities, net of tax effects of $0, $(10) and $(784)	—	14	2,249
Unrealized gain (loss) on cash flow hedges, net of tax effects of $(14,557), $18,542 and $(6,760)	43,671	(54,895)	19,551
Net actuarial gain (loss) on defined benefit plans, net of tax effects of $(15), $39 and $(8)	55	(143)	32
Total other comprehensive income (loss), net of tax	(158,389)	163,953	(440,083)
Comprehensive income (loss), net of tax	$206,970	$396,935	$(313,283)
See accompanying notes to consolidated financial statements.

EQUINIX, INC. Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) For the Three Years Ended December 31, 2018 (in thousands, except share data)

							Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Dividends
	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	62,134,894	$62	(34,735)	$(7,373)	$4,838,444	$(1,468,472)	$(509,059)	$(108,216)	$2,745,386
Net income	—	—	—	—	—	—	—	126,800	126,800
Other comprehensive loss	—	—	—	—	—	—	(440,083)	—	(440,083)
Issuance of common stock and release of treasury stock for employee equity awards	847,374	1	7,099	1,502	33,172	—	—	—	34,675
Issuance of common stock for TelecityGroup acquisition	6,853,500	7	—	—	2,077,905	—	—	—	2,077,912
Issuance of common stock, net and release of treasury stock for the exchanges and conversions of 4.75% convertible debt	1,981,662	2	(380,779)	(141,688)	291,711	—	—	—	150,025
Dividend distributions	—	—	—	—	—	(492,403)	—	—	(492,403)
Settlement of accrued dividends on vested equity awards	—	—	—	—	8,270	(1,000)	—	—	7,270
Accrued dividends on unvested equity awards	—	—	—	—	—	(7,770)	—	—	(7,770)
Tax benefit from employee stock plans	—	—	—	—	2,773	—	—	—	2,773
Stock-based compensation, net of estimated forfeitures	—	—	—	—	161,244	—	—	—	161,244
Balance as of December 31, 2016	71,817,430	72	(408,415)	(147,559)	7,413,519	(1,969,645)	(949,142)	18,584	4,365,829
Adjustment from adoption of new accounting standard	—	—	—	—	—	—	—	1,123	1,123
Net income	—	—	—	—	—	—	—	232,982	232,982
Other comprehensive income	—	—	—	—	—	—	163,953	—	163,953
Issuance of common stock in public offering of common stock, net	6,069,444	6	—	—	2,126,333	—	—	—	2,126,339
Issuance of common stock and release of treasury stock for employee equity awards	790,329	1	6,073	1,239	40,449	—	—	—	41,689
Issuance of common stock under 2017 ATM Program, net	763,201	—	—	—	355,082	—	—	—	355,082
Dividend distributions	—	—	—	—	—	(612,085)	—	—	(612,085)
Settlement of accrued dividends on vested equity awards	—	—	—	—	4,280	(890)	—	—	3,390
Accrued dividends on unvested equity awards	—	—	—	—	—	(10,172)	—	—	(10,172)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	181,660	—	—	—	181,660
Balance as of December 31, 2017	79,440,404	79	(402,342)	(146,320)	10,121,323	(2,592,792)	(785,189)	252,689	6,849,790
Adjustment from adoption of new accounting standard	—	—	—	—	—	—	(2,124)	271,900	269,776
Net income	—	—	—	—	—	—	—	365,359	365,359
Other comprehensive loss	—	—	—	—	—	—	(158,389)	—	(158,389)
Issuance of common stock and release of treasury stock for employee equity awards	747,779	1	5,483	1,159	48,976	—	—	—	50,136
Issuance of common stock under 2017 ATM Program, net	930,934	1	—	—	388,171	—	—	—	388,172

EQUINIX, INC. Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) - continued For the Three Years Ended December 31, 2018 (in thousands, except share data)

							Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Dividends
	Shares	Amount	Shares	Amount
Dividend distributions	—	—	—	—	—	(727,448)	—	—	(727,448)
Settlement of accrued dividends on vested equity awards	—	—	—	—	2,319	(876)	—	—	1,443
Accrued dividends on unvested equity awards	—	—	—	—	—	(10,084)	—	—	(10,084)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	189,799	—	—	—	189,799
Noncontrolling interests	—	—	—	—	725	—	—	—	725
Balance as of December 31, 2018	81,119,117	$81	(396,859)	$(145,161)	$10,751,313	$(3,331,200)	$(945,702)	$889,948	$7,219,279
See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$365,359	$232,982	$126,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,024,073	865,472	714,345
Stock-based compensation	180,716	175,500	155,567
Amortization of intangible assets	203,416	177,008	122,862
Amortization of debt issuance costs and debt discounts and premiums	13,618	24,449	19,137
Provision for allowance for doubtful accounts	7,236	5,627	8,260
Impairment charges	—	—	7,698
Gain on asset sales	(6,013)	—	(32,816)
Gain on sale of discontinued operations	—	—	(2,351)
Loss on debt extinguishment	51,377	65,772	12,276
Other items	19,660	(11,243)	20,609
Changes in operating assets and liabilities:
Accounts receivable	(52,931)	(161,774)	(100,230)
Income taxes, net	(10,670)	(34,936)	29,020
Other assets	(47,635)	20,180	(72,831)
Accounts payable and accrued expenses	35,495	74,488	61,565
Other liabilities	31,725	5,708	(50,558)
Net cash provided by operating activities	1,815,426	1,439,233	1,019,353
Cash flows from investing activities:
Purchases of investments	(65,180)	(57,926)	(42,325)
Sales and maturities of investments	85,777	46,421	53,164
Business acquisitions, net of cash and restricted cash acquired	(829,687)	(3,963,280)	(1,766,606)
Purchases of real estate	(182,418)	(95,083)	(28,118)
Purchases of other property, plant and equipment	(2,096,174)	(1,378,725)	(1,113,365)
Proceeds from sale of assets, net of cash transferred	12,154	47,767	851,582
Net cash used in investing activities	(3,075,528)	(5,400,826)	(2,045,668)
Cash flows from financing activities:
Proceeds from employee equity awards	50,136	41,696	34,179
Payment of dividends and special distribution	(738,600)	(621,497)	(499,463)
Proceeds from public offering of common stock, net of issuance costs	388,172	2,481,421	—
Proceeds from senior notes	929,850	3,628,701	—
Proceeds from loans payable	424,650	2,056,876	1,168,304
Repayment of senior notes	—	(500,000)	—
Repayment of capital lease and other financing obligations	(103,774)	(93,470)	(114,385)
Repayment of mortgage and loans payable	(447,473)	(2,277,798)	(1,462,888)
Debt extinguishment costs	(20,556)	(26,122)	(11,380)
Debt issuance costs	(12,218)	(81,047)	(11,381)
Other financing activities	725	(900)	(51)
Net cash provided by (used in) financing activities	470,912	4,607,860	(897,065)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(33,907)	31,187	(21,800)
Net increase (decrease) in cash, cash equivalents and restricted cash	(823,097)	677,454	(1,945,180)
Cash, cash equivalents and restricted cash at beginning of period	1,450,701	773,247	2,718,427
Cash, cash equivalents and restricted cash at end of period	$627,604	$1,450,701	$773,247
Supplemental cash flow information
Cash paid for taxes	$93,375	$72,641	$39,320
Cash paid for interest	$496,795	$444,793	$350,083

Cash and cash equivalents	$606,166	$1,412,517	$748,476
Current portion of restricted cash included in other current assets	10,887	26,919	15,065
Non-current portion of restricted cash included in other assets	10,551	11,265	9,706
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$627,604	$1,450,701	$773,247

See accompanying notes to consolidated financial statements.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Business and Summary of Significant Accounting Policies
Nature of Business
Equinix, Inc. ("Equinix" or the "Company") was incorporated in Delaware on June 22, 1998. Equinix provides colocation space and related offerings. Global enterprises, content providers, financial companies and network service providers rely upon Equinix's insight and expertise to safehouse and connect their most valued information assets. The Company operates International Business ExchangeTM ("IBX®") data centers, or IBX data centers, across the Americas; Europe, Middle East and Africa ("EMEA") and Asia-Pacific geographic regions where customers directly interconnect with a network ecosystem of partners and customers. More than 1,800 network service providers offer access to the world's internet routes inside the Company's IBX data centers. This access to internet routes provides Equinix customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location.
The Company has been operating as a real estate investment trust for federal income tax purposes ("REIT") effective January 1, 2015. See "Income Taxes" in Note 14 below for additional information.
On April 18, 2018, the Company acquired all of the equity interests in Metronode from the Ontario Teachers' Pension Plan Board (the "Metronode Acquisition") and on April 2, 2018, the Company completed the acquisition of Infomart Dallas, including its operations and tenants, from ASB Real Estate Investments (the "Infomart Dallas Acquisition"). On October 9, 2017, the Company completed the acquisition of Itconic, a data center business in Spain and Portugal and on October 6, 2017, the Company completed the acquisition of Zenium's data center business in Istanbul. On May 1, 2017, the Company completed the acquisition of certain colocation business from Verizon Communications Inc. ("Verizon") consisting of 29 data center buildings located in the United States, Brazil and Colombia (the "Verizon Data Center Acquisition"). On February 3, 2017, the Company acquired IO UK's data center operating business in Slough, United Kingdom ("IO Acquisition"). On August 1, 2016, the Company completed the purchase of Digital Realty's operating business in Paris (the "Paris IBX Data Center Acquisition"), which housed Equinix' Paris 2 and Paris 3 data centers. On January 15, 2016, the Company completed its acquisition of Telecity Group plc ("TelecityGroup") which provided data center solutions in Europe. As a result of these acquisitions, the Company operates 200 IBX data centers in 52 markets across five continents.
Basis of Presentation, Consolidation and Foreign Currency
The accompanying consolidated financial statements include the accounts of Equinix and its subsidiaries, including the acquisitions of Metronode from April 18, 2018, Infomart Dallas from April 2, 2018, Itconic from October 9, 2017, the Zenium data center from October 6, 2017, the Verizon data center business from May 1, 2017, the IO UK data center operating business from February 3, 2017, the Paris IBX Data Center from August 1, 2016, and TelecityGroup from January 15, 2016. All intercompany accounts and transactions have been eliminated in consolidation. Foreign exchange gains or losses resulting from foreign currency transactions, including intercompany foreign currency transactions, that are anticipated to be repaid within the foreseeable future, are reported within other income (expense) on the Company's accompanying consolidated statements of operations. For additional information on the impact of foreign currencies to the Company's consolidated financial statements, see "Accumulated Other Comprehensive Loss" in Note 12.
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
Cash, Cash Equivalents and Short-Term and Long-Term Investments
The Company considers all highly liquid instruments with an original maturity from the date of purchase of three months or less to be cash equivalents. Cash equivalents consist of money market mutual funds and certificates of deposit with original

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

maturities up to 90 days. Short-term investments generally consist of certificates of deposit with original maturities of between 90 days and one year. Long-term investments consist of certificates of deposit with original maturities of one year or more and publicly traded equity securities. Publicly traded equity securities are measured at fair value with changes in the fair values recognized within other income (expense) in the Company's consolidated statements of operations. Prior to the adoption of ASU 2016-01, the Company's investments in publicly traded equity securities are classified as "available-for-sale" investments and measured at fair values with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income or loss. Upon adoption of ASU 2016-01 on January 1, 2018, the Company recorded a net cumulative effect increase of $2.1 million to retained earnings. The cost of securities sold is based on the specific identification method. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades.
Equity Method Investments
The Company's investments in non-marketable equity securities are generally accounted under the equity method. For equity method investments, the Company adjusts the carrying amount of an investment for its share of the earnings and losses of the investees and recognizes its share of income or loss in other income and expense in the consolidated statement of operations. The Company records non-marketable equity investment in other assets in the consolidated balance sheet. The Company reviews these investments periodically to determine if any investments may be impaired considering both qualitative and quantitative factors that may have a significant impact on the investee's fair value.
Financial Instruments and Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, short-term investments, long-term investments and accounts receivable. Risks associated with cash and cash equivalents, short-term investments and long-term investments are mitigated by the Company's investment policy, which limits the Company's investing to only those marketable securities rated at least A-1/P-1 Short Term Rating and A-/A3 Long Term Rating, as determined by independent credit rating agencies.
A significant portion of the Company's customer base is comprised of businesses throughout the Americas. However, a portion of the Company's revenues are derived from the Company's EMEA and Asia-Pacific operations. The following table sets forth percentages of the Company's revenues by geographic region for the years ended December 31:

	2018	2017	2016
Americas	49%	50%	47%
EMEA	31%	31%	32%
Asia-Pacific	20%	19%	21%
No single customer accounted for greater than 10% of accounts receivable or revenues as of or for the years ended December 31, 2018, 2017 and 2016.
Property, Plant and Equipment
Property, plant and equipment are stated at the Company's original cost or at fair value for property, plant and equipment acquired through acquisitions, net of depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements and integral equipment at leased locations are amortized over the shorter of the lease term or the estimated useful life of the asset or improvement. Leasehold improvements acquired through acquisition are amortized over the shorter of the useful life of the assets or terms that include required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. Leasehold improvements that are placed into service significantly after and not contemplated at or near the beginning of the lease term are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's estimated useful lives of its property, plant and equipment are as follows:

Core systems	3-25 years
Buildings	12-58 years
Leasehold improvements	12-40 years
Personal Property	3-10 years
The Company's construction in progress includes direct and indirect expenditures for the construction and expansion of IBX data centers and is stated at original cost. The Company has contracted out substantially all of the construction and expansion efforts of its IBX data centers to independent contractors under construction contracts. Construction in progress includes costs incurred under construction contracts including project management services, engineering and schematic design services, design development, construction services and other construction-related fees and services. In addition, the Company has capitalized interest costs during the construction phase. Once an IBX data center or expansion project becomes operational, these capitalized costs are allocated to certain property, plant and equipment categories and are depreciated over the estimated useful life of the underlying assets.
The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable such as a significant decrease in market price of an asset, a significant adverse change in the extent or manner in which an asset is being used or in its physical condition, a significant adverse change in legal factors or business climate that could affect the value of an asset or a continuous deterioration of the Company's financial condition. Recoverability of assets to be held and used is assessed by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated discounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not record any impairment charges related to its property, plant and equipment during the years ended December 31, 2018 and 2017. However, the Company recorded an impairment charge of $7.7 million relating to assets held for sale for the year ended December 31, 2016 as described below.
The Company enters into non-cancellable lease arrangements as the lessee primarily for its data center spaces, office spaces and equipment. Assets acquired through capital leases and other financing obligations are included in property, plant and equipment, net on the consolidated balance sheets. In addition, a portion of the Company's property, plant and equipment are used for revenue arrangements which are accounted for as operating leases where the Company is the lessor.
Assets Held for Sale and Discontinued Operations
Assets and liabilities to be disposed of that meet all of the criteria to be classified as held for sale as set forth in the accounting standard for impairment or disposal of long-lived assets are reported at the lower of their carrying amounts or fair values less costs to sell. Assets are not depreciated or amortized while they are classified as held for sale. A component of a reporting entity or a group of components of a reporting entity that are disposed or meet the criteria to be classified as held for sale should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The accounting guidance requires a business activity that, on acquisition, meets the criteria to be classified as held for sale be reported as a discontinued operation. For further information on the Company's assets held for sale and discontinued operations, see Notes 5 and 6.
Asset Retirement Costs and Asset Retirement Obligations
The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. Subsequent to the initial measurement, the Company accretes the liability in relation to the asset retirement obligations over time and the accretion expense is recorded as a cost of revenue. The Company's asset retirement obligations are primarily related to its IBX data centers, of which the majority are leased under long-term arrangements, and, in certain cases, are required to be returned to the landlords in their original condition. The majority of the Company's IBX data center leases have been subject to significant development by the Company in order to convert them from, in most cases, vacant buildings or warehouses into IBX data centers. The majority of the Company's IBX data centers' initial lease terms expire at various dates ranging from 2019 to 2065 and most of them enable the Company to extend the lease terms.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill and Other Intangible Assets
The Company has three reportable segments comprised of the 1) Americas, 2) EMEA and 3) Asia-Pacific geographic regions, which the Company also determined are its reporting units. Goodwill is not amortized and is tested for impairment at least annually. As of December 31, 2018, the Company had goodwill attributable to its Americas, EMEA and Asia-Pacific reporting units.
The Company has the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the quantitative impairment test is unnecessary. However, if the Company concludes otherwise, then it is required to perform the quantitative goodwill impairment test. The quantitative impairment test, which is used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying value of the reporting unit exceeds its fair value, any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss.
The Company assesses qualitative and quantitative factors to determine whether it is more likely than not that the fair value of its Americas, EMEA and Asia-Pacific reporting units is less than its carrying value. Qualitative factors considered in the assessment include industry and market conditions, overall financial performance, and other relevant events and factors affecting the reporting unit. Additionally, as part of this analysis, the Company may perform a quantitative analysis to support the qualitative factors by evaluating sensitivities to assumptions and inputs used in measuring a reporting unit's fair value. In order to determine the fair value of each reporting unit, the Company utilizes the discounted cash flow and market methods. The assumptions supporting the discounted cash flow method was determined using the Company's best estimates as of the date of the impairment review.
As of December 31, 2018, 2017 and 2016, the Company concluded that it was more likely than not that goodwill attributed to the Company's Americas, EMEA and Asia-Pacific reporting units was not impaired as the fair value of each reporting unit exceeded the carrying value of its respective reporting unit, including goodwill.
Impairment assessments inherently involve judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact the Company's assumptions as to prices, costs, growth rates or other factors that may result in changes in the Company's estimates of future cash flows. Although the Company believes the assumptions it used in its evaluation of impairment are reasonable, significant changes in any one of the Company's assumptions could produce a significantly different result. Indicators of potential impairment that might lead the Company to perform interim goodwill impairment assessments include significant and unforeseen customer losses, a significant adverse change in legal factors or in the business climate, a significant adverse action or assessment by a regulator, a significant stock price decline or unanticipated competition.
All of the Company's intangible assets are subject to amortization and are amortized using the straight-line method over their estimated period of benefit. The Company performs a review of other intangible assets for impairment by assessing events or changes in circumstances that indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is assessed by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated discounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not record any impairment charges related to its other intangible assets during the years ended December 31, 2018, 2017 and 2016.
For further information on goodwill and other intangible assets, see Note 3 and Note 7 below.
Debt Issuance Costs
Loan fees and costs are capitalized and are amortized over the life of the related loans based on the effective interest method. Such amortization is included as a component of interest expense. Debt issuance costs related to outstanding debt are presented as a reduction of the carrying amount of the debt obligation and debt issuance costs related to the revolving credit facility are presented as other assets.

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
Foreign currency gains or losses associated with derivatives that do not qualify for hedge accounting are recorded within other income (expense) in the Company's consolidated statements of operations, with the exception of foreign currency embedded derivatives contained in certain of the Company's customer contracts (see "Revenue Recognition" below), which are recorded within revenues in the Company's consolidated statements of operations. The Company does not use derivatives for speculative or trading purposes.
For further information on derivatives and hedging activities, see Note 8 below.
Fair Value of Financial Instruments
The carrying value of the Company's cash and cash equivalents, short-term investments, long-term investments and derivative instruments represent their fair value, while the Company's accounts receivable, accounts payable and accrued expenses and accrued property, plant and equipment approximate their fair value due primarily to the short-term maturity of the related instruments. The fair value of the Company's debt, which is traded in the public debt market, is based on quoted market prices. The fair value of the Company's debt, which is not publicly traded, is estimated by considering the Company's credit rating, current rates available to the Company for debt of the same remaining maturities and terms of the debt.
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
For further information on fair value measurements, see Note 9 below.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue
Revenue Recognition
Equinix derives more than 90% of its revenues from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing of cabinet space and power; (2) interconnection offerings, such as cross connects and Equinix Exchange ports; (3) managed infrastructure solutions and (4) other revenues consisting of rental income from tenants or subtenants. The remainder of the Company's revenues are from non-recurring revenue streams, such as installation revenues, professional services, contract settlements and equipment sales. Revenues by service lines and geographic areas are included in segment information (see Note 17). The majority of the Company's revenue contracts are classified as licenses and accounted for in accordance with Topic 606, with the exception of certain contracts that contain lease components and are accounted for in accordance with Topic 840, Leases.
Under the revenue accounting guidance, revenues are recognized when control of these products and services is transferred to its customers, in an amount that reflects the consideration it expects to be entitled to in exchange for the products and services. Revenues from recurring revenue streams are generally billed monthly and recognized ratably over the term of the contract, generally one to three years for IBX data center colocation customers. Non-recurring installation fees, although generally paid upfront upon installation, are deferred and recognized ratably over the contract term. Professional service fees and equipment sales are recognized in the period when the services were provided. For the contracts with customers that contain multiple performance obligations, the Company accounts for individual performance obligations separately if they are distinct or as a series of distinct obligations if the individual performance obligations meet the series criteria. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The transaction price is allocated to the separate performance obligation on a relative standalone selling price basis. The standalone selling price is determined based on overall pricing objectives, taking into consideration market conditions, geographic locations and other factors. Other judgments include determining if any variable consideration should be included in the total contract value of the arrangement such as price increases.
Revenue is generally recognized on a gross basis in accordance with the accounting standard related to reporting revenue on a gross basis as a principal versus on a net basis as an agent, as the Company is primarily responsible for fulfilling the contract, bears inventory risk and has discretion in establishing the price when selling to the customer. To the extent the Company does not meet the criteria for recognizing revenue on a gross basis, the Company records the revenue on a net basis. Revenue from contract settlements, when a customer wishes to terminate their contract early, is treated as a contract modification and recognized ratably over the remaining term of the contract, if any.
The Company guarantees certain service levels, such as uptime, as outlined in individual customer contracts. If these service levels are not achieved due to any failure of the physical infrastructure or offerings, or in the event of certain instances of damage to customer infrastructure within the Company's IBX data centers, the Company would reduce revenue for any credits or cash payments given to the customer. Historically, these credits and cash payments have not been significant.
Occasionally, the Company enters into contracts with customers for data center and office spaces, which contain lease components. The Company's leases with customers are generally classified as operating leases and lease payments are recognized on a straight-line basis over the lease term.  Lease revenues related to data center spaces are included within the "Colocation" revenues, while lease revenues related to office space are included within the "Other" revenues.
As a result of certain customer agreements being priced in currencies different from the functional currencies of the parties involved, under applicable accounting rules, the Company is deemed to have foreign currency forward contracts embedded in these contracts. The Company assessed these embedded contracts and concluded them to be foreign currency embedded derivatives (see Note 8). These instruments are separated from their host contracts and held on the Company's consolidated balance sheet at their fair value. The majority of these foreign currency embedded derivatives arise in certain of the Company's subsidiaries where the local currency is the subsidiary's functional currency and the customer contract is denominated in the U.S. dollar. Changes in their fair values are recognized within revenues in the Company's consolidated statements of operations.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contract Balances
The timing of revenue recognition, billings and cash collections result in accounts receivables, contract assets and deferred revenues. A receivable is recorded at the invoice amount, net of an allowance for doubtful account and is recognized in the period when the Company has transferred products or provided services to its customers and when its right to consideration is unconditional. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 45 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that the Company's contracts generally do not include a significant financing component. The Company assesses collectability based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company generally does not request collateral from its customers although in certain cases the Company obtains a security interest in a customer's equipment placed in its IBX data centers or obtains a deposit. The Company also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for which the Company had expected to collect the revenues. If the financial condition of the Company's customers were to deteriorate or if they became insolvent, resulting in an impairment of their ability to make payments, greater allowances for doubtful accounts may be required. Management specifically analyzes accounts receivable and current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of the Company's reserves. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectable are charged to bad debt expense included in sales and marketing expense in the consolidated statements of operations. A specific bad debt reserve of up to the full amount of a particular invoice value is provided for certain problematic customer balances. An additional reserve is established for all other accounts based on the age of the invoices and an analysis of historical credits issued. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable.
A contract asset exists when the Company has transferred products or provided services to its customers, but customer payment is contingent upon satisfaction of additional performance obligations. Certain contracts include terms related to price arrangements such as price increases and free months. The Company recognizes revenues ratably over the contract term, which could potentially give rise to contract assets during certain periods of the contract term. Contract assets are recorded in other current assets and other assets in the consolidated balance sheet.
Deferred revenue (a contract liability) is recognized when the Company has an unconditional right to a payment before it transfers products or services to customers. Deferred revenue is included in other current liabilities and other liabilities, respectively, in the consolidated balance sheet.
Contract Costs
Direct and indirect incremental costs solely related to obtaining revenue contracts are capitalized as costs of obtaining a contract, when they are incremental and if they are expected to be recovered. Such costs consist primarily of commission fees and sales bonuses, as well as indirect related payroll costs. Contract costs are amortized over the estimated period of benefit on a straight-line basis. The Company elected to apply the practical expedient which allows the Company to expense contract costs when incurred, if the amortization period is one year or less.
For further information on revenue recognition, see Note 2 below.
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected more likely than not to be realized in the future. A tax benefit from an uncertain income tax position may be recognized in the financial statements only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority's widely understood administrative practices and precedents.
The Company elected to be taxed as a REIT for federal income tax purposes beginning with its 2015 taxable year. As a result, the Company may deduct the distributions made to its stockholders from taxable income generated by the Company and its qualified REIT subsidiaries ("QRSs"). The Company's dividends paid deduction generally eliminates the U.S. taxable income of the Company

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and its QRSs, resulting in no U.S. income tax due. However, the Company's taxable REIT subsidiaries ("TRSs") will continue to be subject to income taxes on any taxable income generated by them. In addition, the foreign operations of the Company will continue to be subject to local income taxes regardless of whether the foreign operations are operated as QRSs or TRSs.
The Company's qualification and taxation as a REIT depends on its satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The Company's ability to satisfy quarterly asset tests depends upon its analysis and the fair market values of its REIT and non-REIT assets. For purposes of the quarterly REIT asset tests, the Company estimates the fair market value of assets within its QRSs and TRSs using a discounted cash flow approach, by calculating the present value of forecasted future cash flows. The Company applies discount rates based on industry benchmarks relative to the market and forecasting risks. Other key assumptions used to estimate the fair market value of assets in QRSs and TRSs include projected revenue growth, operating margins, and forecasted capital expenditures. The Company revisits key assumptions periodically to reflect any changes due to business or economic environment.
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period.
The Company grants restricted stock units to its employees and these equity awards generally have only a service condition. The Company grants restricted stock units to its executives and these awards generally have a service and performance condition or a service and market condition. To date, any performance conditions contained in an equity award are tied to the financial performance of the Company or a specific region of the Company. The Company assesses the probability of meeting these performance conditions on a quarterly basis. The majority of the Company's equity awards vest over four years, although certain of the equity awards for executives vest over a range of two to four years. The valuation of restricted stock units with only a service condition or a service and performance condition requires no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of the Company's stock price on the date of grant. The Company uses a Monte Carlo simulation option-pricing model to determine the fair value of restricted stock units with a service and market condition.
The Company uses the Black-Scholes option-pricing model to determine the fair value of its employee stock purchase plan. The determination of the fair value of shares purchased under the employee stock purchase plan is affected by assumptions regarding a number of complex and subjective variables including the Company's expected stock price volatility over the term of the awards and actual and projected employee stock purchase behaviors. The Company estimated the expected volatility by using the average historical volatility of its common stock that it believed was best representative of future volatility. The risk-free interest rate used was based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the equity awards. The expected dividend rate used was based on average dividend yields and the expected term used was equal to the term of each purchase window.
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
Foreign Currency Translation
The financial position of foreign subsidiaries is translated using the exchange rates in effect at the end of the period, while income and expense items are translated at average rates of exchange during the period. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as other comprehensive income (loss). The net gains and losses resulting from foreign currency transactions are recorded in net income in the period incurred and recorded within other income (expense). Certain inter-company balances are designated as loans of a long-term investment-type nature. Accordingly, exchange gains and losses associated with these long-term inter-company balances are recorded as a component of other comprehensive income (loss), along with translation adjustments.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Earnings Per Share
The Company computes basic and diluted EPS for net income. Basic EPS is computed using net income and the weighted-average number of common shares outstanding. Diluted EPS is computed using net income, adjusted for interest expense as a result of the assumed conversion of the Company's 4.75% Convertible Subordinated Notes, if dilutive, and the weighted-average number of common shares outstanding plus any dilutive potential common shares outstanding. Dilutive potential common shares include the assumed exercise, vesting and issuance activity of employee equity awards using the treasury stock method, as well as shares issuable upon the assumed conversion of the 4.75% Convertible Subordinated Notes. See Note 4 below.
Treasury Stock
The Company accounts for treasury stock under the cost method. When treasury stock is re-issued at a higher price than its cost, the difference is recorded as a component of additional paid-in capital to the extent that there are gains to offset the losses. If there are no treasury stock gains in additional paid-in capital, the losses are recorded as a component of retained earnings.
Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
In August 2017, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU was issued to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and to simplify the application of the hedge accounting guidance in current GAAP. This ASU permits hedge accounting for risk components involving nonfinancial risk and interest rate risk, requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the hedged item is reported, no longer requires separate measurement and reporting of hedge ineffectiveness, eases the requirement for hedge effectiveness assessment, and requires a tabular disclosure related to the effect on the income statement of fair value and cash flow hedges. This ASU is effective for annual or any interim reporting periods beginning after December 15, 2018 with early adoption permitted. On January 1, 2019, the Company adopted this standard and is finalizing its evaluation of the impact that the adoption of this standard will have on its consolidated financial statements.
In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company will adopt this new ASU on January 1, 2019. The Company expects this ASU to impact its accounting for allowances for doubtful accounts and is currently evaluating the extent of the impact that the adoption of this standard will have on its consolidated financial statements, including its accounting policies, processes and systems.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02") and issued subsequent amendments to the initial guidance. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's future obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use ("ROU") asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The accounting applied by a lessor is substantially unchanged under Topic 842. The standard allows entities to adopt with one of two methods: the modified retrospective transition method or the alternative transition method. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. On January 1, 2019, the Company adopted Topic 842 using the alternative transition method.
The Company elected the package of practical expedients which allows the Company not to reassess (1) whether any expired or existing contracts contain leases under the new definition of a lease; (2) the lease classification for any expired or existing leases; and (3) whether previously capitalized initial direct costs would qualify for capitalization under ASC 842. The Company also

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

elected the land easements practical expedient which permits the Company not to assess at transition whether any expired or existing land easements are or contain leases if they were not previously accounted for as leases under Topic 840.
Upon the adoption of the new standard, the Company expects to derecognize build-to-suit assets and liabilities. Some build-to-suit leases are classified as operating leases, while some are classified as finance leases. The Company expects to recognize operating lease assets and liabilities of approximately $1.3 billion to $1.6 billion, which includes the derecognition of certain existing build-to-suit assets and liabilities subsequently assessed as operating leases. The Company is still finalizing its embedded lease assessment hence the above estimates exclude the potential impacts that might arise from the search for embedded, or previously unidentified, leases in existence as of adoption. In addition, the Company is still evaluating the impact of this standard on its financial statements as a lessor.
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
In adopting the new guidance, the Company elected to apply the practical expedient, which allows the company not to retrospectively restate contracts with multiple modifications on a modification by modification basis. Instead, the Company reflected the aggregate amount of all modifications that occurred before the beginning of the earliest period presented using the new standard. In addition, where appropriate, the Company elected to apply the practical expedient to account for the new standard under the portfolio approach as the Company reasonably expects that the effects of applying the guidance under the portfolio approach will not differ materially from applying the guidance to individual contracts. The Company also elected to apply the practical expedient that allows the Company not to disclose the remaining performance obligations for variable consideration that is allocated to entirely unsatisfied performance obligations or to a wholly unsatisfied distinct good or service that forms part of a single obligation.
The most significant impacts to the Company from Topic 606 relate to installation revenue and costs to obtain contracts. Under the new standard, the Company recognizes installation revenue over the contract period rather than over the estimated installation life as under the prior revenue standard. The Company is also required to capitalize and amortize certain costs to obtain contracts, rather than expense them immediately as under the previous standard.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The following tables summarize the effects of adopting Topic 606 on the consolidated financial statement line items (in thousands, except per share data):

Balance Sheets	December 31, 2018	Adjustments	Balances without adoption of Topic 606
Accounts receivable, net	$630,119	$(2,386)	$627,733
Other current assets	274,857	(9,830)	265,027
Total current assets	1,515,682	(12,216)	1,503,466
Other assets	533,252	(192,306)	340,946
Total assets	$20,244,638	$(204,522)	$20,040,116
Current liabilities:
Accounts payable and accrued expenses	$756,692	$(3,203)	$753,489
Other current liabilities	126,995	17,916	144,911
Total current liabilities	1,515,071	14,713	1,529,784
Other liabilities	629,763	73,414	703,177
Total liabilities	13,025,359	88,127	13,113,486
Accumulated other comprehensive loss	(945,702)	7,846	(937,856)
Retained earnings	889,948	(300,495)	589,453
Total stockholders' equity	7,219,279	(292,649)	6,926,630
Total liabilities and stockholders' equity	$20,244,638	$(204,522)	$20,040,116

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Statements of Operations	Year Ended December 31, 2018	Adjustments	Balance without adoption of Topic 606
Revenues	$5,071,654	$(15,415)	$5,056,239
Sales and marketing	633,702	20,226	653,928
Total costs and operating expenses	4,094,271	20,226	4,114,497
Income from operations	977,383	(35,641)	941,742
Income from continuing operations before income taxes	433,038	(35,641)	397,397
Income tax expense	(67,679)	4,922	(62,757)
Net income from continuing operations	365,359	(30,719)	334,640
Net income	$365,359	$(30,719)	$334,640
Basic EPS	$4.58	$(0.39)	$4.19
Diluted EPS	$4.56	$(0.39)	$4.17

Statements of Cash Flow	Year Ended December 31, 2018	Adjustments	Balance without adoption of Topic 606
Cash flows from operating activities:
Net income	$365,359	$(30,719)	$334,640
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(52,931)	1,413	(51,518)
Income taxes, net	(10,670)	(1,863)	(12,533)
Other assets	(47,635)	18,048	(29,587)
Other liabilities	31,725	13,121	44,846
Net cash provided by operating activities	$1,815,426	$—	$1,815,426

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company also adopted the following standards during 2018, none of which had a material impact to the Company's consolidated financial statements or financial statement disclosures:

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
January 1, 2018

ASU 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.
This ASU is to simplify the subsequent measurement of goodwill. The ASU eliminates step 2 from the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.
The Company elected to early adopt this ASU on a prospective basis, effective January 1, 2018.

ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business
This ASU provides new guidance to assist entities with evaluating when a set of transferred assets and activities is a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.	Revenue Recognition
Contract Balances
The following table summarizes the opening and closing balances of the Company's accounts receivable, net; contract asset, current; contract asset, non-current; deferred revenue, current; and deferred revenue, non-current (in thousands):

	Accounts receivable, net	Contract asset, current	Contract asset, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2018 (1)	$576,313	$9,002	$16,186	$71,085	$53,101
Closing balances as of December 31, 2018	630,119	9,778	16,396	73,142	46,641
Increase/(decrease)	$53,806	$776	$210	$2,057	$(6,460)

(1)	Includes cumulative adjustments made to these accounts on January 1, 2018 from the adoption of Topic 606.
The difference between the opening and closing balances of the Company's accounts receivable, net, contract assets and deferred revenues primarily results from the timing difference between the satisfaction of the Company's performance obligation and the customer's payment, as well as business combinations closed during the year ended December 31, 2018. The amounts of revenue recognized during the year ended December 31, 2018 from the opening deferred revenue balance was approximately $81.8 million. For the year ended December 31, 2018, no impairment loss related to contract balances was recognized in the consolidated statement of operations.
Contract Costs
The ending balance of net capitalized contract costs as of December 31, 2018 was $188.2 million, which was included in other assets in the consolidated balance sheet. For the year ended December 31, 2018, $73.1 million of contract costs were amortized, which were included in sales and marketing expense in the consolidated statement of operations.
Remaining performance obligations
As of December 31, 2018, approximately $5.8 billion of total revenues and deferred installation revenues are expected to be recognized in future periods, the majority of which will be recognized over the next 24 months. While initial contract terms vary in length, substantially all contracts thereafter automatically renew in one-year increments. Included in the remaining performance obligations is either 1) remaining performance obligations under the initial contract terms or 2) remaining performance obligations related to contracts in the renewal period once the initial terms have lapsed. The remaining performance obligations do not include variable consideration related to unsatisfied performance obligations such as the usage of metered power or any contracts that could be terminated without any significant penalties such as the majority of interconnection revenues. The remaining performance obligations above exclude approximately $1.2 billion total revenues to be recognized in the future related to arrangements where the Company is the lessor.

3.	Acquisitions
2018 Acquisitions
On April 18, 2018, the Company acquired all of the equity interests in Metronode from the Ontario Teachers' Pension Plan Board for a cash purchase price of A$1.034 billion, or approximately $804.6 million at the exchange rate in effect on April 18, 2018. Metronode operated 10 data centers in six metro areas in Australia. The acquisition supports the Company's ongoing global expansion to meet customer demand in the Asia-Pacific region.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On April 2, 2018, the Company completed the acquisition of Infomart Dallas, including its operations and tenants, from ASB Real Estate Investments, for total consideration of approximately $804.0 million. The consideration was comprised of approximately $45.8 million in cash, subject to customary adjustments and $758.2 million aggregate fair value of 5.000% senior unsecured notes (see Note 11). Prior to the acquisition, a portion of the building was leased to the Company and was being used as its Dallas 1, 2, 3 and 6 data centers, which were all accounted for as build-to-suit leases. Upon acquisition, the Company effectively terminated the leases and settled the related financing obligations and other liabilities related to the leases for approximately $170.3 million and $1.9 million, respectively, and recognized a loss on debt extinguishment of $19.5 million. The acquisition of this highly interconnected facility and tenants adds to the Company's global platform and secures the ability to further expand in the Americas market in the future.
Both acquisitions constitute a business under the accounting standard for business combinations and, therefore, were accounted for as business combinations using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price is allocated to the assets acquired and liabilities assumed measured at fair value on the date of acquisition.
A summary of the allocation of total purchase consideration is presented as follows (in thousands):

	Metronode	Infomart Dallas
Cash and cash equivalents	$3,206	$17,432
Accounts receivable	8,318	637
Other current assets	9,894	395
Property, plant and equipment	297,092	362,023
Intangible assets	128,229	65,847
Goodwill	413,871	197,378
Other assets (1)	44,373	—
Total assets acquired	904,983	643,712
Accounts payable and accrued liabilities	(17,104)	(5,056)
Other current liabilities	(2,038)	(2,141)
Deferred tax liabilities	(35,437)	—
Other liabilities (1)	(45,851)	(4,723)
Net assets acquired	$804,553	$631,792

(1)
In connection with the Metronode Acquisition, the Company recorded indemnification assets of $44.4 million, which represented the seller's obligation under the purchase agreement to reimburse pre-acquisition tax liabilities settled after the acquisition.

The following table presents certain information on the acquired intangible assets (in thousands):

Intangible Assets	Fair Value	Estimated Useful Lives (Years)	Weighted-average Estimated Useful Lives (Years)
Customer relationships (Metronode)	$128,229	20.0	20.0
Customer relationships (Infomart Dallas)	35,860	20.0	20.0
In-place leases (Infomart Dallas)	19,960	3.6 - 7.5	6.8
Trade names (Infomart Dallas)	9,552	20.0	20.0
Favorable leases (Infomart Dallas)	475	3.6 - 7.5	7.0
The fair value of customer relationships was estimated by applying an income approach, by calculating the present value of estimated future operating cash flows generated from existing customers less costs to realize the revenue. The Company applied discount rates of 7.3% for Metronode and 8.2% for Infomart Dallas, which reflected the nature of the assets as they relate to the risk and uncertainty of the estimated future operating cash flows. Other assumptions used to estimate the fair value of customer relationships included projected revenue growth, capital expenditures, probability of renewal, customer attrition rates and operating margins. The fair value of Infomart Dallas' trade name was estimated using the relief from royalty method under the income approach. The Company applied a relief from royalty rate of 1.5% and a discount rate of 8.2%. The fair value of in-place leases

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

was estimated by projecting the avoided costs, such as the cost of originating the acquired in-place leases, during a typical lease up period. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in the accounting standard for fair value measurements.
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
As of December 31, 2018, the Company had not completed the detailed valuation analysis of Metronode or Infomart Dallas to derive the fair value of various items including, but not limited to: property, plant and equipment, intangible assets and related tax impacts; therefore, the allocation of the purchase price to assets acquired and liabilities assumed is based on provisional estimates and is subject to continuing management analysis. As of December 31, 2018, the Company updated the preliminary allocation of purchase price for Metronode and Infomart Dallas from the provisional amounts reported as of June 30, 2018. The adjustments made primarily resulted in a decrease in property, plant and equipment, other assets, other liabilities and deferred tax assets of $10.1 million, $10.0 million, $9.7 million and $4.1 million, respectively, and an increase in goodwill, deferred tax liabilities and intangible assets of $45.3 million, $35.4 million and $4.8 million, respectively, for the Metronode Acquisition. The adjustments for the Infomart Dallas Acquisition primarily resulted in a decrease in goodwill of $6.2 million and an increase in intangible assets of $4.6 million. The changes in fair value of acquired assets and liabilities assumed did not have a significant impact on the Company's results of operations for any reporting periods prior to December 31, 2018. The Company may further adjust these amounts as valuations are finalized and the Company obtains information necessary to complete the analyses, but no later than one year from the acquisition date.
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
The Company incurred acquisition costs of approximately $31.1 million during the year ended December 31, 2018 for both acquisitions. The Company's results of operations include $78.7 million of revenues and an insignificant amount of net income from operations from the combined operations of Metronode and Infomart Dallas during the year ended December 31, 2018.
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
The Company included the Verizon Data Center Acquisition's results of operations from May 1, 2017 in its consolidated statements of operations and the fair value of assets acquired and liabilities assumed in its consolidated balance sheets beginning May 1, 2017. The Company incurred acquisition costs of approximately $28.5 million and $7.6 million during the year ended December 31, 2017 and December 31, 2016, respectively, related to the Verizon Data Center Acquisition.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Purchase Price Allocation
The Verizon Data Center Acquisition constitutes a business under the accounting standard for business combinations and, therefore, was accounted for as a business combination using the acquisition method of accounting. As of December 31, 2018, the Company had completed the detailed valuation analysis to derive the fair value of assets acquired and liabilities assumed and updated the final allocation of purchase price from provisional amounts reported as of June 30, 2017, which primarily resulted in a decrease in intangible assets of $9.0 million and an increase in goodwill of $7.7 million. The changes in fair value of acquired assets and liabilities assumed did not have a significant impact on the Company's results of operations for any reporting periods prior to and including December 31, 2018.
The final purchase price allocation is as follows (in thousands):

Certain Verizon Data Center Assets
Cash and cash equivalents	$1,073
Accounts receivable	2,019
Other current assets	7,319
Property, plant and equipment	840,335
Intangible assets (1)	1,693,900
Goodwill	1,095,262
Total assets acquired	3,639,908
Accounts payable and accrued liabilities	(1,725)
Other current liabilities	(2,020)
Capital lease and other financing obligations	(17,659)
Deferred tax liabilities	(18,129)
Other liabilities	(5,689)
Net assets acquired	$3,594,686

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
Goodwill is attributable to the workforce of the acquired business and the projected revenue increase expected to arise from future customers after the Verizon Data Center Acquisition. Goodwill is deductible for U.S. tax purposes and is attributable to the Company's Americas region. The Company's results of continuing operations include the Verizon Data Center Acquisition's revenues of $359.1 million and net income from continuing operations of $87.8 million for the period May 1, 2017 through December 31, 2017.
Other 2017 Acquisitions
In addition to the Verizon Data Center Acquisition, the Company also acquired Itconic, Zenium's data center business in Istanbul, Turkey and IO UK's data center business during 2017. The Company incurred acquisition costs of approximately $8.1 million in total during the year ended December 31, 2017 related to these acquisitions.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On October 9, 2017, the Company completed the acquisition of Itconic for a cash purchase price of €220.5 million, or $259.1 million at the exchange rate in effect on October 9, 2017. Itconic is a data center provider in Spain and Portugal, and also includes CloudMas, an Itconic subsidiary which is focused on supporting enterprise adoption and use of cloud services. The acquisition includes five data centers in four metro areas, with two located in Madrid and one each in Barcelona, Seville and Lisbon. Itconic's operating results have been reported in the EMEA region following the date of acquisition.
The nature of the intangible assets acquired from the Itconic acquisition is customer relationships with an estimated useful life of 15 years. The fair value of customer relationships was estimated by applying an income approach. The Company applied a discount rate of 16.0%, which reflects the risk and uncertainty of the estimated future operating cash flows. Other assumptions include projected revenue growth, customer attrition rates and operating margins. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in the accounting standard for fair value measurements. Goodwill is attributable to the workforce of the acquired business and the projected revenue increase from future customers expected to arise after the acquisition.
On October 6, 2017, the Company acquired Zenium's data center business in Istanbul for a cash payment of approximately $92.0 million. Zenium's operating results have been reported in the EMEA region following the date of acquisition. The nature of the intangible assets acquired from this acquisition is customer relationships with an estimated useful life of 15 years.
As of December 31, 2018, the Company completed the detailed valuation analysis to derive the fair value of assets acquired and liabilities assumed from the Itconic and the Zenium data center acquisitions and updated the final allocation of purchase price from the provisional amounts reported as of December 31, 2017. The adjustments for the Zenium data center acquisition primarily resulted in an increase in property, plant and equipment of $5.2 million and a corresponding decrease in other assets of $5.2 million. The adjustments for Itconic primarily resulted in a decrease in property, plant and equipment of $3.6 million and an increase in goodwill of $2.6 million. The changes in fair value of acquired assets and liabilities assumed did not have a significant impact on the Company's results of operations for any reporting periods prior to and including December 31, 2018.
On February 3, 2017, the Company acquired IO UK's data center operating business in Slough, United Kingdom, for a cash payment of £29.1 million, or approximately $36.3 million at the exchange rate in effect on February 3, 2017. The acquired facility was renamed London 10 ("LD10") data center. LD10's operating results have been reported in the EMEA region following the date of acquisition. The nature of the intangible assets acquired from this acquisition is customer relationships with an estimated useful life of 10 years. As of December 31, 2017, the Company had finalized the allocation of purchase price for the IO Acquisition from the provisional amounts first reported as of March 31, 2017 and the adjustments made during the year ended December 31, 2017 were not significant. The changes in fair value of acquired assets and liabilities assumed did not have a significant impact on the Company's results of operations for any reporting periods prior to and including December 31, 2017.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The final purchase price allocations for the three acquisitions are as follows (in thousands):

	Itconic	Zenium data center	IO UK's data center
Cash and cash equivalents	$15,659	$692	$1,388
Accounts receivable	16,429	198	7
Other current assets	1,885	6,430	1,082
Property, plant and equipment	64,499	58,931	40,251
Intangible assets	101,755	7,900	6,252
Goodwill	127,711	21,834	15,804
Deferred tax assets	—	—	6,714
Other assets	4,025	313	3,396
Total assets acquired	331,963	96,298	74,894
Accounts payable and accrued liabilities	(15,846)	(1,012)	(439)
Other current liabilities	(12,374)	(451)	(168)
Capital lease and other financing obligations	(30,666)	—	(33,091)
Loans payable	(3,253)	—	(4,067)
Deferred tax liabilities	(3,198)	(2,227)	—
Other liabilities	(7,515)	(614)	(828)
Net assets acquired	$259,111	$91,994	$36,301
Goodwill from the acquisitions of Itconic, the Zenium data center and IO UK's data center is not deductible for local tax purposes and is attributable to the Company's EMEA region. The Company's results of continuing operations include $22.4 million of revenues from the combined operations of Itconic, the Zenium data center and IO UK's data center and an insignificant net loss from continuing operations for the periods from their respective dates of acquisition through December 31, 2017.
2016 Acquisitions
On January 15, 2016, the Company completed the acquisition of the entire issued and to be issued share capital of TelecityGroup. TelecityGroup operated data center facilities in cities across Europe. The acquisition of TelecityGroup enhances the Company's existing data center portfolio by adding new IBX metro markets in Europe. As a result of the transaction, TelecityGroup has become a wholly-owned subsidiary of Equinix. The Company acquired all outstanding shares of TelecityGroup and all vested equity awards of TelecityGroup at 572.5 pence in cash and 0.0336 new shares of Equinix common stock for a total purchase consideration of approximately £2.6 billion, or approximately $3.7 billion at the exchange rate in effect on the acquisition date. In addition, the Company assumed $1.3 million of vested TelecityGroup's employee equity awards as part of consideration transferred. The Company incurred acquisition costs of approximately $42.5 million during the year ended December 31, 2016 related to the TelecityGroup acquisition. The Company's results of continuing operations include TelecityGroup revenues of $400.0 million and net loss from continuing operations of $47.1 million for the period January 15, 2016 through December 31, 2016.
On August 1, 2016, the Company completed the purchase of Digital Realty Trust, Inc.'s ("Digital Realty's") operating business, including its real estate and facility, located in St. Denis, Paris, for cash consideration of approximately €193.8 million, or $216.4 million at the exchange rate in effect on August 1, 2016. A portion of the building was leased to the Company and was being used by the Company as its Paris 2 and Paris 3 data centers. The Paris 2 lease was accounted for as an operating lease and the Paris 3 lease was accounted for as a financing lease. Upon acquisition, the Company in effect terminated both leases. The Company settled the financing lease obligation of Paris 3 for €47.8 million or approximately $53.4 million and recognized a loss on debt extinguishment of €8.8 million or approximately $9.9 million. The Company's results of continuing operations include $4.1 million of revenues and an insignificant net income from continuing operations for the period August 1, 2016 through December 31, 2016 from this acquisition. The Company incurred acquisition costs of approximately $12.0 million for the year ended December 31, 2016 related to this acquisition.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Company completed the Verizon Data Center Acquisition on May 1, 2017. The unaudited pro forma combined financial information for the years ending December 31, 2017 and 2016 combine the actual results of the Company and the actual Verizon Data Center Acquisition operating results for the period prior to the acquisition date and reflect certain adjustments, such as additional depreciation, amortization and interest expense on assets and liabilities acquired and acquisition financings.
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
The following table sets forth the unaudited pro forma combined results of operations for the years ended December 31, 2017 and 2016 (in thousands, except per share amounts):

	2017	2016
Revenues	$4,509,602	$4,053,280
Net income from continuing operations	258,618	19,248
Basic EPS	3.31	0.25
Diluted EPS	3.28	0.25

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.	Earnings Per Share
The following table sets forth the computation of basic and diluted EPS for the years ended December 31 (in thousands, except per share amounts):

	2018	2017	2016
Net income from continuing operations	$365,359	$232,982	$114,408
Net income from discontinued operations, net of tax	—	—	12,392
Net income	$365,359	$232,982	$126,800

Weighted-average shares used to calculate basic EPS	79,779	76,854	70,117
Effect of dilutive securities:
Employee equity awards	418	681	699
Weighted-average shares used to calculate diluted EPS	80,197	77,535	70,816

Basic EPS:
Continuing operations	$4.58	$3.03	$1.63
Discontinued operations	—	—	0.18
Basic EPS	$4.58	$3.03	$1.81

Diluted EPS:
Continuing operations	$4.56	$3.00	$1.62
Discontinued operations	—	—	0.17
Diluted EPS	$4.56	$3.00	$1.79
The following table sets forth potential shares of common stock that are not included in the diluted EPS calculation above because to do so would be anti-dilutive for the years ended December 31 (in thousands):

	2018	2017	2016
Shares related to the potential conversion of 4.75% convertible subordinated notes	—	—	893
Common stock related to employee equity awards	265	63	27
	265	63	920

5.	Assets Held for Sale
In October 2016, the Company entered into a Share Transfer Agreement for the transfer of common stock of Terra Power Co., Ltd., relating to the divestiture of the solar power assets of Bit-isle. The Company received ¥2,900.0 million or approximately $25.9 million in 2016 and the remaining payment of ¥5,313.4 million in the first quarter of 2017, or approximately $47.8 million. During the three months ended September 30, 2016, the Company evaluated the recoverability of the carrying value of its assets held for sale related to the sales agreement signed in October and concluded that the Company would not recover the carrying value of certain assets. Accordingly, the Company recorded an impairment charge on other current assets of $7.7 million on September 30, 2016, reducing the carrying value of such assets from $79.5 million to the estimated fair value of $71.8 million. The associated loss on the sale was not significant. Furthermore, the revenue and net income generated by the solar power assets of Bit-isle during the year ended December 31, 2016 were not significant.
During the fourth quarter of 2015, the Company and TelecityGroup agreed to divest certain data centers, including the Company's London 2 ("LD2") data center and certain data centers of TelecityGroup in the United Kingdom, Netherlands and Germany, in order to obtain the approval of the European Commission for the acquisition of TelecityGroup. The assets and liabilities of LD2 were classified as held for sale in the fourth quarter of 2015. The assets and liabilities of data centers from TelecityGroup were classified as held for sale on January 15, 2016, upon close TelecityGroup acquisition. The divestiture of these data centers was completed on July 5, 2016. The Company recognized a gain on the sale of LD2 data center of $27.9 million in gains on asset sales in the consolidated statements of operations for the year ended December 31, 2016. During the years ended December 31,

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2016, the LD2 data center generated revenue of $6.1 million and an insignificant net income. The results of operations for the TelecityGroup data centers that were divested, as well as the gain on divestiture, were classified as discontinued operations from January 15, 2016, the date the acquisition closed, through July 5, 2016 (see Note 6).
During the fourth quarter of 2015, the Company entered into an agreement to sell a parcel of land in San Jose, California. The sale was completed in February 2016 and the Company recognized a gain on sale of $5.2 million.

6.	Discontinued Operations
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
The following table presents the financial results of the Company's discontinued operations for the year ended December 31, 2016 (in thousands). The Company did not record income from discontinued operations, net of tax for the years ended December 31, 2018 and 2017.

2016
Revenues	$48,782
Costs and operating expenses:
Cost of revenues	24,795
Sales and marketing	1,030
General and administrative	7,026
Total costs and operating expenses	32,851
Income from operations of discontinued operations	15,931
Interest expense and other, net	(1,286)
Income from discontinued operations before income taxes	14,645
Income tax expense	(4,604)
Gain on sale of discontinued operations, net of tax	2,351
Net income from discontinued operations, net of tax	$12,392

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.	Balance Sheet Components
Cash, Cash Equivalents and Short-Term and Long-Term Investments
Cash, cash equivalents and short-term and long-term investments consisted of the following as of December 31 (in thousands):

	2018	2017
Cash and cash equivalents:
Cash (1)	$486,648	$985,382
Cash equivalents:
Money market funds	119,518	427,135
Total cash and cash equivalents	606,166	1,412,517
Short-term and long-term investments:
Certificates of deposit	2,823	31,351
Publicly traded equity securities	1,717	6,163
Total short-term and long-term investments	4,540	37,514
Total cash, cash equivalents and short-term and long-term investments	$610,706	$1,450,031

(1)	Excludes restricted cash.

(2)
Total unrealized gains on the publicly traded equity securities as of December 31, 2017 were insignificant. The changes in the fair values of publicly traded equity securities were recognized within other income (expense) in the Company's consolidated statements of operations as a result of the adoption of ASU 2016-01 on January 1, 2018.

As of December 31, 2018 and 2017, cash and cash equivalents included investments which were readily convertible to cash and had original maturity dates of 90 days or less. The maturities of certificates of deposit classified as short-term investments were one year or less as of December 31, 2018 and 2017. The maturities of certificates of deposits classified as long-term investments were greater than one year and less than three years as of December 31, 2017. The balance of certificates of deposits, by contractual maturity, as of December 31 (in thousands):

	2018	2017
Due within one year	$2,823	$28,271
Due after one year through three years	—	3,080
Total	$2,823	$31,351
Accounts Receivable
Accounts receivable, net, consisted of the following as of December 31 (in thousands):

	2018	2017
Accounts receivable	$646,069	$594,541
Allowance for doubtful accounts	(15,950)	(18,228)
Accounts receivable, net	$630,119	$576,313
Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the activity of the Company's allowance for doubtful accounts (in thousands):

Balance as of December 31, 2015	$10,352
Provision for allowance for doubtful accounts	8,260
Net write-offs	(2,521)
Impact of foreign currency exchange	(416)
Balance as of December 31, 2016	15,675
Provision for allowance for doubtful accounts	5,627
Net write-offs	(4,546)
Impact of foreign currency exchange	1,472
Balance as of December 31, 2017	18,228
Provision for allowance for doubtful accounts	7,236
Net write-offs	(8,396)
Impact of foreign currency exchange	(1,118)
Balance as of December 31, 2018	$15,950
Other Current Assets
Other current assets consisted of the following as of December 31 (in thousands):

	2018	2017
Prepaid expenses	$70,433	$64,832
Taxes receivable	98,245	110,961
Restricted cash, current	10,887	26,919
Other receivables	12,611	7,797
Derivative instruments	62,170	4,175
Contract asset, current	9,778	—
Other current assets	10,733	17,343
Total other current assets	$274,857	$232,027
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following as of December 31 (in thousands):

	2018	2017
Core systems	$7,073,912	$6,334,702
Buildings	4,822,501	3,906,686
Leasehold improvements	1,637,133	1,850,351
Construction in progress	974,152	425,428
Personal property	857,585	798,133
Land	631,367	423,539
	15,996,650	13,738,839
Less accumulated depreciation	(4,970,630)	(4,344,237)
Property, plant and equipment, net	$11,026,020	$9,394,602
Core systems, buildings, leasehold improvements, personal property and construction in progress recorded under capital leases aggregated to $823.6 million and $760.4 million as of December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the Company recorded accumulated depreciation for assets under capital leases of $248.9 million and $199.2 million, respectively.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill and Other Intangibles
The following table presents goodwill and other intangible assets, net, for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Goodwill:
Americas	$1,745,804	$1,561,512
EMEA	2,474,164	2,610,899
Asia-Pacific	616,420	239,351
	$4,836,388	$4,411,762
Intangible assets, net:
Intangible assets - customer relationships	$2,733,864	$2,673,886
Intangible assets - trade names	71,778	73,295
Intangible assets - favorable leases	35,969	37,913
Intangible assets - in-place leases	33,671	10,327
Intangible assets - licenses	9,697	9,696
	2,884,979	2,805,117
Accumulated amortization - customer relationships	(467,111)	(331,930)
Accumulated amortization - trade names	(62,585)	(71,728)
Accumulated amortization - favorable leases	(9,986)	(9,607)
Accumulated amortization - in-place leases	(8,118)	(3,644)
Accumulated amortization - licenses	(3,883)	(3,236)
	(551,683)	(420,145)
Total intangible assets, net	$2,333,296	$2,384,972
Changes in the carrying amount of goodwill by geographic regions are as follows (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of December 31, 2016	$469,438	$2,281,306	$235,320	$2,986,064
Purchase accounting adjustments - Verizon Data Center acquisition	1,095,262	—	—	1,095,262
Purchase accounting adjustments - Other 2017 acquisitions	—	163,993	—	163,993
Impact of foreign currency exchange	(3,188)	165,600	4,031	166,443
Balance as of December 31, 2017	1,561,512	2,610,899	239,351	4,411,762
Purchase accounting adjustments - Infomart Dallas acquisition	197,378	—	—	197,378
Purchase accounting adjustments - Metronode acquisition	—	—	413,871	413,871
Purchase accounting adjustments - Other acquisitions	333	1,357	—	1,690
Impact of foreign currency exchange	(13,419)	(138,092)	(36,802)	(188,313)
Balance as of December 31, 2018	$1,745,804	$2,474,164	$616,420	$4,836,388

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in the net book value of intangible assets by geographic regions are as follows (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of December 31, 2015	$50,643	$44,355	$129,567	$224,565
TelecityGroup acquisition	—	694,243	—	694,243
Paris IBX Data Center acquisition	—	11,758	—	11,758
Sale of Terra Power	—	—	(2,460)	(2,460)
Write-off of intangible asset	(573)	—	—	(573)
Amortization of intangibles	(11,348)	(97,715)	(13,799)	(122,862)
Impact of foreign currency exchange	1,395	(90,280)	3,445	(85,440)
Balance as of December 31, 2016	40,117	562,361	116,753	719,231
Verizon Data Center acquisition	1,693,900	—	—	1,693,900
Other 2017 acquisitions	—	112,645	—	112,645
Write-off of intangible asset	—	(725)	—	(725)
Amortization of intangibles	(84,749)	(79,105)	(13,154)	(177,008)
Impact of foreign currency exchange	(2,895)	36,043	3,781	36,929
Balance as of December 31, 2017	1,646,373	631,219	107,380	2,384,972
Infomart Dallas acquisition	65,847	—	—	65,847
Metronode acquisition	—	—	128,229	128,229
Other acquisitions	—	8,342	—	8,342
Write-off of intangible asset	(334)	(1,661)	(3)	(1,998)
Amortization of intangibles	(125,683)	(62,283)	(15,450)	(203,416)
Impact of foreign currency exchange	(7,232)	(31,757)	(9,691)	(48,680)
Balance as of December 31, 2018	$1,578,971	$543,860	$210,465	$2,333,296
The Company's goodwill and intangible assets in EMEA, denominated in Euros, British Pounds, Turkish Lira and the United Arab Emirates Dirham, goodwill and intangible assets in Asia-Pacific, denominated in Australian Dollars, Singapore Dollars, Hong Kong Dollars, Japanese Yen and Chinese Yuan, and certain goodwill and intangibles in Americas, denominated in Canadian Dollars, Brazilian Reals and Colombian Pesos, are subject to foreign currency fluctuations. The Company's foreign currency translation gains and losses, including goodwill and intangibles, are a component of other comprehensive income and loss.
Estimated future amortization expense related to these intangibles is as follows (in thousands):

Years ending:
2019	$199,862
2020	193,073
2021	185,332
2022	181,211
2023	180,883
Thereafter	1,392,935
Total	$2,333,296

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Assets
Other assets consisted of the following as of December 31 (in thousands):

	2018	2017
Deferred tax assets, net	$58,300	$66,031
Prepaid expenses	125,158	89,784
Debt issuance costs, net	8,532	10,670
Deposits	54,986	48,296
Restricted cash	10,551	11,265
Derivative instruments	10,904	4,110
Contract assets, non-current	16,396	—
Contract costs	188,200	—
Other assets	60,225	11,594
Total other assets	$533,252	$241,750
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of December 31 (in thousands):

	2018	2017
Accounts payable	$96,980	$101,744
Accrued compensation and benefits	235,697	214,585
Accrued interest	126,142	100,347
Accrued taxes(1)	118,818	130,272
Accrued utilities and security	78,547	68,916
Accrued professional fees	17,010	13,830
Accrued repairs and maintenance	10,736	11,232
Accrued other	72,762	78,331
Total accounts payable and accrued expenses	$756,692	$719,257

(1)	Includes income taxes payable of $67.9 million and $56.4 million, respectively, as of December 31, 2018 and 2017.
Other Current Liabilities
Other current liabilities consisted of the following as of December 31 (in thousands):

	2018	2017
Deferred revenue, current	$73,143	$87,300
Customer deposits	20,430	16,598
Derivative instruments	8,812	34,466
Deferred rent	6,466	6,546
Dividends payable	8,795	11,181
Asset retirement obligations	6,776	1,716
Other current liabilities	2,573	2,107
Total other current liabilities	$126,995	$159,914

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Liabilities
Other liabilities consisted of the following as of December 31 (in thousands):

	2018	2017
Asset retirement obligations	$89,887	$96,823
Deferred tax liabilities, net	247,849	252,287
Deferred revenue, non-current	46,641	121,257
Deferred rent	108,693	97,782
Accrued taxes	116,735	64,378
Dividends payable	6,545	6,669
Customer deposits	9,671	10,849
Derivative instruments	928	6,381
Other liabilities	2,814	5,284
Total other liabilities	$629,763	$661,710
The following table summarizes the activities of the Company's asset retirement obligation ("ARO") (in thousands):

Asset retirement obligations as of December 31, 2015	$78,482
Additions	22,955
Adjustments (1)	(2,366)
Accretion expense	6,685
Impact of foreign currency exchange	(2,741)
Asset retirement obligations as of December 31, 2016	103,015
Additions	17,736
Adjustments (1)	(34,576)
Accretion expense	7,335
Impact of foreign currency exchange	5,029
Asset retirement obligations as of December 31, 2017	98,539
Additions	5,126
Adjustments (1)	(11,288)
Accretion expense	6,285
Impact of foreign currency exchange	(1,999)
Asset retirement obligations as of December 31, 2018	$96,663

(1)	The ARO adjustments are primarily due to lease amendments and acquisition of real estate assets, as well as other adjustments.

8.	Derivatives and Hedging Instruments
Derivatives Designated as Hedging Instruments
Net Investment Hedges. The Company is exposed to the impact of foreign exchange rate fluctuations on its investments in foreign subsidiaries whose functional currencies are other than the U.S. dollar. In order to mitigate the impact of foreign currency exchange rates, the Company has entered into various foreign currency debt obligations, which are designated as hedges against the Company's net investment in foreign subsidiaries. As of December 31, 2018 and 2017, the total principal amount of foreign currency debt obligations designated as net investment hedges, was $4,139.8 million and $3,149.5 million, respectively. From time to time, the Company also uses foreign exchange forward contracts to hedge against the effect of foreign exchange rate fluctuations on a portion of its net investment in the foreign subsidiaries. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge, except the ineffective portion and forward points, are recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheet.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company recorded pre-tax net foreign exchange gains of $218.3 million and net foreign exchange losses of $235.3 million in other comprehensive income (loss) for the years ended December 31, 2018 and 2017, respectively. The Company recorded no ineffectiveness from its net investment hedges for the years ended December 31, 2018 and 2017.
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
The following disclosure is prepared on a consolidated basis. Assets and liabilities resulting from intercompany derivatives have been eliminated in consolidation. As of December 31, 2018, the Company's cash flow hedge instruments had maturity dates ranging from January 2019 to December 2020 as follows (in thousands):

	Notional Amount	Fair Value (1)	Accumulated Other Comprehensive Income (Loss) (2)(3)
Derivative assets	$642,542	$38,606	$27,968
Derivative liabilities	118,324	(865)	(1,997)
	$760,866	$37,741	$25,971

(1)	All derivative assets related to cash flow hedges are included in the consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

(2)	Included in the consolidated balance sheets within accumulated other comprehensive income (loss).

(3)
The Company recorded a net gain of $21.4 million within accumulated other comprehensive income (loss) relating to cash flow hedges that will be reclassified to revenue and expenses as they mature over the next 12 months.

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

During the year ended December 31, 2018, the amount of net gains from the ineffective and excluded portions of cash flow hedges recognized in other income (expense) was $16.5 million. During the year ended December 31, 2017, the amount of net gains from the ineffective and excluded portions of cash flow hedges recognized in other income (expense) was $3.8 million. During the year ended December 31, 2018, the amount of net losses reclassified from accumulated other comprehensive income (loss) to revenues was $30.6 million and the amount of net gains reclassified from accumulated other comprehensive income (loss) to operating expenses were $15.3 million. During the year ended December 31, 2017, the amount of net gains reclassified from accumulated other comprehensive income (loss) to revenues was $20.8 million and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses was $11.2 million. During the year ended December 31, 2016, the amount of net gains reclassified from accumulated other comprehensive income (loss) to revenues was $38.4 million

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and the amount of net losses reclassified from accumulated other comprehensive income (loss) to operating expenses was $19.9 million.
Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. The Company is deemed to have foreign currency forward contracts embedded in certain of the Company's customer agreements that are priced in currencies different from the functional or local currencies of the parties involved. These embedded derivatives are separated from their host contracts and carried on the Company's balance sheet at their fair value. The majority of these embedded derivatives arise as a result of the Company's foreign subsidiaries pricing their customer contracts in the U.S. dollar. Gains and losses on these embedded derivatives are included within revenues in the Company's consolidated statements of operations. The company recognized a net loss of $6.8 million during the year ended December 31, 2017. During the years ended December 31, 2018 and 2016, the gains or losses associated with these embedded derivatives were not significant.
Economic Hedges of Embedded Derivatives. The Company uses foreign currency forward contracts to help manage the foreign exchange risk associated with the Company's customer agreements that are priced in currencies different from the functional or local currencies of the parties involved ("economic hedges of embedded derivatives"). Foreign currency forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. Gains and losses on these contracts are included in revenues along with gains and losses of the related embedded derivatives. The Company entered into various economic hedges of embedded derivatives during the years ended December 31, 2018, 2017 and 2016. During the years ended December 31, 2018 and 2017, the gains or losses associated with these economic hedges of embedded derivatives were not significant. The Company recognized a net gain of $2.9 million during the years ended December 31, 2016.
Foreign currency forward contracts. The Company also uses foreign currency forward contracts to manage the foreign exchange risk associated with certain foreign currency-denominated monetary assets and liabilities on the consolidated balance sheets. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of its foreign currency-denominated monetary assets and liabilities change. Gains and losses on these contracts are included in other income (expense), on a net basis, along with the foreign currency gains and losses of the related foreign currency-denominated monetary assets and liabilities associated with these foreign currency forward contracts. The Company entered into various foreign currency forward contracts during the years ended December 31, 2018, 2017 and 2016. The Company recognized a net gain of $91.2 million during the year ended December 31, 2018, a net loss of $69.0 million during the year ended December 31, 2017 and a net gain of $74.2 million during the year ended December 31, 2016 related to its foreign currency forward contracts.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Offsetting Derivative Assets and Liabilities
The following table presents the fair value of derivative instruments recognized in the Company's consolidated balance sheets as of December 31, 2018 (in thousands):

	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet	Net Consolidated Balance Sheet Amounts(1)	Gross Amounts not Offset in the Consolidated Balance Sheet (2)	Net
Assets:
Designated as hedging instruments:
Foreign currency forward contracts designated as cash flow hedges	$38,606	$—	$38,606	$(865)	$37,741
Not designated as hedging instruments:
Embedded derivatives	4,656	—	4,656	—	4,656
Economic hedges of embedded derivatives	525	—	525	(104)	421
Foreign currency forward contracts	29,287	—	29,287	(2,941)	26,346
	34,468	—	34,468	(3,045)	31,423
Additional netting benefit	—	—	—	(2,607)	(2,607)
	$73,074	$—	$73,074	$(6,517)	$66,557
Liabilities:
Designated as hedging instruments:
Foreign currency forward contracts designated as cash flow hedges	$865	$—	$865	$(865)	$—
Not designated as hedging instruments:
Embedded derivatives	2,426	—	2,426	—	2,426
Economic hedges of embedded derivatives	180	—	180	(104)	76
Foreign currency forward contracts	6,269	—	6,269	(2,941)	3,328
	8,875	—	8,875	(3,045)	5,830
Additional netting benefit	—	—	—	(2,607)	(2,607)
	$9,740	$—	$9,740	$(6,517)	$3,223

(1)	As presented in the Company's consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

(2)
The Company enters into master netting agreements with its counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default. For presentation on the consolidated balance sheets, the Company elects not to offset fair value amounts recognized for derivative instruments under master netting arrangements.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the fair value of derivative instruments recognized in the Company's consolidated balance sheets as of December 31, 2017 (in thousands):

	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet	Net Consolidated Balance Sheet Amounts(1)	Gross Amounts not Offset in the Consolidated Balance Sheet (2)	Net
Assets:
Designated as hedging instruments:
Foreign currency forward contracts designated as cash flow hedges	$2,379	$—	$2,379	$(2,379)	$—
Not designated as hedging instruments:
Embedded derivatives	5,076	—	5,076	—	5,076
Economic hedges of embedded derivatives	325	—	325	—	325
Foreign currency forward contracts	505	—	505	(340)	165
	5,906	—	5,906	(340)	5,566
Additional netting benefit	—	—	—	(490)	(490)
	$8,285	$—	$8,285	$(3,209)	$5,076
Liabilities:
Designated as hedging instruments:
Foreign currency forward contracts designated as cash flow hedges	$29,777	$—	$29,777	$(2,379)	$27,398
Not designated as hedging instruments:
Embedded derivatives	3,503	—	3,503	—	3,503
Economic hedges of embedded derivatives	20	—	20	—	20
Foreign currency forward contracts	7,547	—	7,547	(340)	7,207
	11,070	—	11,070	(340)	10,730
Additional netting benefit	—	—	—	(490)	(490)
	$40,847	$—	$40,847	$(3,209)	$37,638

(1)	As presented in the Company's consolidated balance sheets within other current assets, other assets, other current liabilities and other liabilities.

(2)
The Company enters into master netting agreements with its counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default. For presentation on the consolidated balance sheets, the Company elects not to offset fair value amounts recognized for derivative instruments under master netting arrangements.

9.	Fair Value Measurements
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
Cash, Cash Equivalents and Investments. The fair value of the Company's investments in money market funds approximates their face value. Such instruments are included in cash equivalents. The Company's money market funds and publicly traded equity securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. The fair value of the Company's other investments, including certificates of deposit, approximates

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

their face value. The fair value of these investments is priced based on the quoted market price for similar instruments or nonbinding market prices that are corroborated by observable market data. Such instruments are classified within Level 2 of the fair value hierarchy. The Company determines the fair values of its Level 2 investments by using inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data, which are obtained from quoted market prices, custody bank, third-party pricing vendors or other sources. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. The Company is responsible for its consolidated financial statements and underlying estimates.
The Company uses the specific identification method in computing realized gains and losses. Realized gains and losses on the investments are included within other income (expense) in the Company's consolidated statements of operations. The Company's investments in publicly traded equity securities are carried at fair value. Subsequent to the adoption of ASU 2016-01, unrealized gains and losses on publicly traded equity securities are reported within other income (expense) in the Company's consolidated statements of operations. Prior to the adoption of ASU 2016-01, unrealized gains and losses on publicly traded equity securities were reported in stockholders' equity as a component of other comprehensive income or loss. Upon adoption of ASU 2016-01, the Company recorded a net cumulative effect increase of $2.1 million to retained earnings.
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
During the years ended December 31, 2018 and 2017, the Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis.
The Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 were as follows (in thousands):

	Fair Value at December 31,	Fair Value Measurement Using
	2018	Level 1	Level 2
Assets:
Cash	$486,648	$486,648	$—
Money market and deposit accounts	119,518	119,518	—
Publicly traded equity securities	1,717	1,717	—
Certificates of deposit	2,823	—	2,823
Derivative instruments (1)	73,074	—	73,074
	$683,780	$607,883	$75,897
Liabilities:
Derivative instruments (1)	$9,740	$—	$9,740

(1)
Includes both foreign currency embedded derivatives and foreign currency forward contracts. Amounts are included within other current assets, other assets, other current liabilities and other liabilities in the Company's consolidated balance sheet.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The Company's financial assets and liabilities measured at fair value on a recurring basis at December 31, 2017 were as follows (in thousands):

	Fair Value at December 31,	Fair Value Measurement Using
	2017	Level 1	Level 2
Assets:
Cash	$985,382	$985,382	$—
Money market and deposit accounts	427,135	427,135	—
Publicly traded equity securities	6,163	6,163	—
Certificates of deposit	31,351	—	31,351
Derivative instruments (1)	8,285	—	8,285
	$1,458,316	$1,418,680	$39,636
Liabilities:
Derivative instruments (1)	$40,847	$—	$40,847

(1)
Includes both foreign currency embedded derivatives and foreign currency forward contracts. Amounts are included within other current assets, other assets, other current liabilities and other liabilities in the Company's consolidated balance sheet.

The Company did not have any Level 3 financial assets or financial liabilities during the years ended December 31, 2018 and 2017.

10.	Leases
Capital Lease and Other Financing Obligations
The Company's capital lease and other financing obligations expire at various dates ranging from 2019 to 2053. The weighted average effective interest rate of the Company's capital lease and other financing obligations was 7.88% as of December 31, 2018.
The Company's capital lease and other financing obligations are summarized as follows as of December 31, 2018 (in thousands):

	Capital Lease Obligations	Other Financing Obligations (1)	Total
2019	$103,859	$80,292	$184,151
2020	97,326	73,266	170,592
2021	95,414	73,672	169,086
2022	94,954	73,856	168,810
2023	95,463	69,423	164,886
Thereafter	878,755	722,496	1,601,251
Total minimum lease payments	1,365,771	1,093,005	2,458,776
Plus amount representing residual property value	—	389,643	389,643
Less amount representing interest	(602,026)	(727,472)	(1,329,498)
Present value of net minimum lease payments	763,745	755,176	1,518,921
Less current portion	(43,498)	(34,346)	(77,844)
Total	$720,247	$720,830	$1,441,077

(1)	Other financing obligations are primarily related to build-to-suit arrangements.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

New York 4, New York 5, New York 6 and New York 7 ("NY4, NY5, NY6 and NY7") Data Centers
In December 2018, the Company entered into new lease agreements with the landlord of the Company's NY4, NY5 and NY6 data centers, replacing the existing leases. Additionally, the Company signed a modification of the lease agreement for its NY7 IBX data center. The total contractual obligation over the estimated term of the four new leases is collectively approximately $335.6 million. The Company had previously accounted for NY4 and NY7 as capital leases and NY5 and NY6 as build-to-suit arrangements. Pursuant to the current accounting standard for leases, the Company determined that NY4 and NY7 continued to be accounted for as capital leases and recognized an incremental capital lease obligation of $23.7 million during the three months ended December 31, 2018. As a result of the new leases for NY5 and NY6, the Company recognized a loss on debt extinguishment of approximately $6.5 million during the three months ended December 31, 2018. Monthly payments under NY4, NY5, NY6 will be made through December 2048. The Company has certain renewal options available after December 2048, which have not been included in the lease term. Monthly payments under NY7 will be made through December 2028.
Stockholm 2 ("SK2") Data Center
In March 2018, the Company acquired the land and building for the SK2 IBX data center for cash consideration of SEK457.9 million, or approximately $54.9 million at the exchange rate in effect on March 31, 2018. The Company had previously accounted for SK2 as a build-to-suit arrangement. As a result of the purchase, the prior arrangement was effectively terminated, and the financing obligation was settled in full. The Company settled the financing obligation of the SK2 data center for SEK234.5 million or approximately $28.1 million and recognized a loss on debt extinguishment of SEK170.5 million, or approximately $20.4 million at the exchange rate in effect on March 31, 2018.
Tokyo 11 ("TY11") Data Center
In February 2018, the Company entered into a lease agreement for the TY11 IBX data center. Pursuant to the accounting standard for leases, the Company assessed the lease classification of the TY11 lease and determined that the lease should be accounted for as a capital lease. During the three months ended March 31, 2018, the Company recorded a capital lease obligation totaling approximately ¥2,348.5 million, or approximately $22.1 million at the exchange rate in effect on March 31, 2018. The lease has a term of 30 years through February 2048.
Operating Leases
The Company also leases its IBX data centers and certain equipment under noncancelable operating lease agreements. The majority of the Company's operating leases for its land and IBX data centers expire at various dates through 2065 with renewal options available to the Company. The lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease. In addition, the Company has negotiated some rent expense abatement periods for certain leases to better match the phased build out of its IBX data centers. The Company accounts for such abatements and increasing base rentals using the straight-line method over the life of the lease. The difference between the straight-line expense and the cash payment is recorded as deferred rent (see Note 7, "Other Current Liabilities" and "Other Liabilities").
Minimum future operating lease payments as of December 31, 2018 are summarized as follows (in thousands):

Years ending:
2019	$187,280
2020	179,515
2021	166,159
2022	158,115
2023	147,677
Thereafter	1,130,494
Total	$1,969,240
Total rent expense was approximately $185.4 million, $157.9 million and $140.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.	Debt Facilities
Mortgage and Loans Payable
The Company's mortgage and loans payable consisted of the following as of December 31 (in thousands):

	2018	2017
Term loans	$1,344,482	$1,417,352
Mortgage payable and other loans payable	44,042	48,872
	1,388,524	1,466,224
Less the amount representing unamortized debt discount and debt issuance cost	(6,614)	(10,666)
Add the amount representing unamortized mortgage premium	1,882	2,051
	1,383,792	1,457,609
Less current portion	(73,129)	(64,491)
	$1,310,663	$1,393,118
Senior Credit Facility
On December 12, 2017, the Company entered into a credit agreement with a group of lenders for a $3,000.0 million credit facility ("Senior Credit Facility"), comprised of a $2,000.0 million senior unsecured multicurrency revolving credit facility ("Revolving Facility") and an approximately $1,000.0 million senior unsecured multicurrency term loan facility ("Term Loan Facility"). The Senior Credit Facility contains customary covenants, including financial covenants which require the Company to maintain certain financial coverage and leverage ratios, as well as customary events of default, and is guaranteed by certain of the Company's domestic subsidiaries. The Senior Credit Facility has a five-year term, maturing on December 12, 2022.
The Revolving Facility allows the Company to borrow, repay and reborrow over its term. The Revolving Facility provides a sublimit for the issuance of letters of credit of up to $250.0 million at any one time. Borrowings under the Revolving Facility bear interest at a rate based on a benchmark rate defined in the credit agreement plus a margin that can vary from 0.85% to 1.40% or, at the Company's option, the base rate, which is defined as the highest of (a) the Federal Funds Rate plus 0.5%, (b) the Bank of America prime rate and (c) one-month LIBOR plus 1% plus a margin that can vary from 0.0% to 0.4%. The Company is required to pay a quarterly letter of credit fee on the face amount of each letter of credit, which fee is based on the same margin that applies from time to time to borrowings under the revolving credit line. The Company is also required to pay a quarterly facility fee ranging from 0.15% to 0.30% per annum based on the total revolving credit facility amount.
The Company borrowed £500.0 million and SEK2,800.0 million under the Term Loan Facility on December 12, 2017, or approximately $997.1 million at the exchange rates in effect on that date. The Company is required to repay the Term Loan Facility at the rate of 5% of the original principal amount per annum with the remaining balance to be repaid in full at the maturity of the Senior Credit Facility. The Term Loan Facility bears interest at a rate based on LIBOR plus a margin that can vary from 1.00% to 1.70%. As of December 31, 2018, the Company had £481.3 million and SEK2,695.0 million, or approximately $916.7 million in U.S dollars at the exchange rates in effect as of December 31, 2018, outstanding under the Term Loan Facility with a weighted average effective interest rate of 1.85% per annum. Debt issuance costs related to the Term Loan Facility, net of amortization, were $2.3 million as of December 31, 2018.
JPY Term Loan
On July 26, 2018, the Company entered into an amendment to its Senior Credit Facility. The amendment provided for a senior unsecured term loan in an aggregate principal amount of ¥47.5 billion (the "JPY Term Loan"). The Company is required to repay the JPY Term Loan at the rate of 5% of the original principal amount per annum with the remaining balance to be repaid in full at the maturity of the Senior Credit Facility. The JPY Term Loan bears interest at a rate based on LIBOR plus a margin that can vary from 1.00% to 1.70% and contains customary covenants consistent with the Senior Credit Facility.
On July 31, 2018, the Company drew down the full ¥47.5 billion of the JPY Term Loan, or approximately $424.7 million at the exchange rate effective on July 31, 2018, and prepaid the remaining principal of its existing Japanese Yen Term Loan of ¥43.8 billion or approximately $391.3 million. As of December 31, 2018, total outstanding borrowings under the JPY Term Loan were ¥46.9 billion, or approximately $427.8 million at the exchange rate effective on that date, with an effective interest rate of 1.74%. Debt issuance costs, net of amortization, related to the JPY Term Loan were $4.3 million as of December 31, 2018.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Japanese Yen Term Loan
On September 30, 2016, the Company entered into a five year term loan agreement (the "Japanese Yen Term Loan") with MUFG for ¥47.5 billion, or approximately $468.4 million at the exchange rate in effect on September 30, 2016. In October 2016, the Company drew down the full amount of the Japanese Yen Term Loan of ¥47.5 billion, or approximately $453.2 million at the exchange rate in effect on October 31, 2016. On July 31, 2018, the Company prepaid the remaining principal of the Japanese Yen Term Loan of ¥43.8 billion or approximately $391.3 million using proceeds from the JPY Term Loan. In connection with this prepayment of its existing Japanese Yen Term Loan, the Company recognized a loss on debt extinguishment of $2.2 million.
Mortgage Payable
In October 2013, as a result of the Frankfurt Kleyer 90 Carrier Hotel Acquisition, the Company assumed a mortgage payable of $42.9 million with an effective interest rate of 4.25%. The mortgage payable has monthly principal and interest payments and has an expiration date of August 2022.
Convertible Debt
4.75% Convertible Subordinated Notes
In June 2009, the Company issued $373.8 million aggregate principal amount of 4.75% Convertible Subordinated Notes due June 15, 2016 (the "4.75% Convertible Subordinated Notes"). In 2014 and 2015, certain holders of the 4.75% Convertible Subordinated Notes elected to convert a total of $223.7 million of the principal amount of the notes for 2,513,798 shares of the Company's common stock and $51.7 million in cash, comprised of accrued interest, premium and cash paid in lieu of issuing shares for certain note holders' principal amount.
In April and June 2016, certain holders of the 4.75% Convertible Subordinated Notes converted or redeemed a total of $150.1 million of the principal amount of the notes for 1,981,662 shares of the Company's common stock and $3.6 million in cash, comprised of accrued interest, cash paid in lieu of fractional shares and principal redemption. In the Company's consolidated statement of cash flows for the year ended December 31, 2016, the principal redemption and cash paid in lieu of issuing fractional shares to settle a portion of the principal amount were included within net cash provided by (used in) financing activities and the accrued interest paid was included within net cash provided by operating activities.
The following table sets forth total interest expense recognized related to the 4.75% Convertible Subordinated Notes for the year ended December 31 (in thousands):

2016
Contractual interest expense	$3,267
Amortization of debt issuance costs	186
Amortization of debt discount	3,775
$7,228
Effective interest rate of the liability component	10.48%
To minimize the impact of potential dilution upon conversion of the 4.75% Convertible Subordinated Notes, the Company entered into capped call transactions (the "Capped Call") separate from the issuance of the 4.75% Convertible Subordinated Notes and paid a premium of $49.7 million for the Capped Call in 2009. The Capped Call covers a total of approximately 4,432,638 shares of the Company's common stock, subject to adjustment.
Upon maturity of the 4.75% Convertible Subordinated Notes on June 15, 2016, the Company settled the capped call transaction and received 380,779 shares of common stock, which were placed in treasury and resulted in a credit of $141.7 million to additional paid-in capital at the market price of $372.10 on June 15, 2016.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Senior Notes
The Company's senior notes consisted of the following as of December 31 (in thousands):

			2018		2017
Senior Notes	Issuance Date	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
5.000% Infomart Senior Notes	April 2018	April 2019 - April 2021	$750,000	4.40%	$—	—%
5.375% Senior Notes due 2022	November 2014	January 2022	750,000	5.56%	750,000	5.56%
5.375% Senior Notes due 2023	March 2013	April 2023	1,000,000	5.51%	1,000,000	5.51%
2.875% Euro Senior Notes due 2024	March 2018	March 2024	859,125	3.08%	—	—%
5.750% Senior Notes due 2025	November 2014	January 2025	500,000	5.88%	500,000	5.88%
2.875% Euro Senior Notes due 2025	September 2017	October 2025	1,145,500	3.04%	1,201,000	3.04%
5.875% Senior Notes due 2026	December 2015	January 2026	1,100,000	6.03%	1,100,000	6.03%
2.875% Euro Senior Notes due 2026	December 2017	February 2026	1,145,500	3.04%	1,201,000	3.04%
5.375% Senior Notes due 2027	March 2017	May 2027	1,250,000	5.51%	1,250,000	5.51%
			8,500,125		7,002,000
Less amount representing unamortized debt issuance cost			(75,372)		(78,151)
Add amount representing unamortized debt premium			5,031		—
			8,429,784		6,923,849
Less current portion			(300,999)		—
			$8,128,785		$6,923,849
5.000% Infomart Senior Notes
On April 2, 2018, in connection with the closing of the Infomart Dallas Acquisition, the Company issued $750.0 million aggregate principal amount of 5.000% senior unsecured notes in five new series due in each of April 2019, October 2019, April 2020, October 2020 and April 2021, with each series consisting of $150.0 million principal amount. The 5.000% Infomart Senior Notes were fair valued as of the acquisition date and the Company recognized debt premium of $8.2 million. Interest on the notes is payable semi-annually on April 2 and October 2 of each year, commencing on October 2, 2018. The 5.000% Infomart Senior Notes are not redeemable prior to their maturity dates.
2.875% Euro Senior Notes due 2024
On March 14, 2018, the Company issued €750.0 million, or approximately $929.9 million in U.S. dollars, at the exchange rate in effect on March 14, 2018, aggregate principal amount of 2.875% senior notes due March 15, 2024. Interest on the notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2018. Debt issuance costs related to the 2.875% Euro Senior Notes due 2024 were $11.6 million.
All senior notes are unsecured and rank equal in right of payment to the Company's existing or future senior indebtedness and senior in right of payment to the Company's existing and future subordinated indebtedness. Interest on the senior notes is paid semi-annually in arrears. The senior notes are effectively subordinated to all of the existing and future secured debt, including debt outstanding under any bank facility or secured by any mortgage, to the extent of the assets securing such debt. They are also structurally subordinated to any existing and future indebtedness and other liabilities (including trade payables) of any of the Company's subsidiaries.
Each series of senior notes is governed by a supplemental indenture between the Company and U.S. Bank National Association, as trustee. These supplemental indentures contain covenants that limit the Company's ability and the ability of its subsidiaries to, among other things(1):

•	incur additional debt;

•	pay dividends or make other restricted payments;

•	purchase, redeem or retire capital stock or subordinated debt;

•	make asset sales;

•	enter into transactions with affiliates;

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•	incur liens(2);

•	enter into sale-leaseback transactions(2);

•	provide subsidiary guarantees;

•	make investments; and

•	merge or consolidate with any other person(2).

(1)
If the senior notes are rated investment grade at any time by two or more of Standard & Poor's, Moody's and Fitch, most of the restrictive covenants contained in the supplemental indentures will be suspended.

(2)	The supplemental indentures for the 5.000% Infomart Senior Notes, 2.875% Euro Senior Notes due 2024 and 2.875% Euro Senior Notes due 2026 only contain these covenants footnoted with (2).

Subject to compliance with the limitations described above, the Company may issue an unlimited principal amount of additional notes at later dates under the same indenture as the senior notes. Any additional notes the Company issues under the indenture will be identical in all respects to the terms of the 5.000% Infomart Senior Notes, 2.875% Euro Senior Notes due 2024 and 2.875% Euro Senior Notes due 2026, except that the additional notes will have different issuance dates and may have different issuance prices.
The Company is not required to make any mandatory redemption with respect to the senior notes; however, upon the event of a change in control, the Company may be required to offer to purchase the senior notes.
Optional Redemption Schedule

Senior Note Description	Early Equity Redemption Price	First Scheduled Redemption Date	First Scheduled Redemption Price	Second Year Redemption Price	Third Year Redemption Price	Fourth Year (if scheduled) Redemption Price
5.375% Senior Notes due 2022	105.375%	January 1, 2018	104.031%	102.688%	101.344%	100.000%
5.375% Senior Notes due 2023	105.375%	April 1, 2018	102.688%	101.792%	100.896%	100.000%
2.875% Euro Senior Notes due 2024	102.875%	September 15, 2020	101.438%	100.719%	100.000%
5.750% Senior Notes due 2025	105.750%	January 1, 2020	102.875%	101.917%	100.958%	100.000%
2.875% Euro Senior Notes due 2025	102.875%	October 1, 2020	101.438%	100.719%	100.000%
5.875% Senior Notes due 2026	105.875%	January 15, 2021	102.938%	101.958%	100.979%	100.000%
2.875% Euro Senior Notes due 2026	102.875%	February 1, 2021	101.438%	100.719%	100.000%
5.375% Senior Notes due 2027	105.375%	May 15, 2022	102.688%	101.792%	100.896%	100.000%
Each series of senior notes provides for optional redemption, with the exception of 5.000% Infomart Senior Notes. Within 90 days of the closing of one or more equity offerings and at any time prior to the first scheduled redemption date listed in the Optional Redemption Schedule, the Company may redeem up to 35% of the aggregate principal amount of any series of senior notes outstanding, at the respective early equity redemption price listed in the Optional Redemption Schedule, plus accrued and unpaid interest to the redemption date, provided that at least 65% of the aggregate principal amount of the senior notes issued in such series remains outstanding immediately after such redemption(s).
On or after the first scheduled redemption date listed in the Optional Redemption Schedule, the Company may redeem all or a part of a series of senior notes, on one or more occasions, at the redemption prices (expressed as percentages of principal amount) set forth in the Optional Redemption Schedule, plus accrued and unpaid interest thereon, if any, if redeemed during the twelve-month period beginning on the first scheduled redemption date and at reduced scheduled redemption prices during the twelve or eighteen-month periods beginning on the anniversaries of the first scheduled redemption date.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Loss on Debt Extinguishment
During the year ended December 31, 2018, the Company recorded $51.4 million of loss on debt extinguishment comprised of (i) $17.1 million of loss on debt extinguishment as a result of amendments to leases impacting the related financing obligations, (ii) $19.5 million of loss on debt extinguishment from the settlement of financing obligations as a result of the Infomart Dallas Acquisition, (iii) $12.6 million of loss on debt extinguishment as a result of the settlement of financing obligations for properties purchased and (iv) $2.2 million of loss on debt extinguishment as a result of the redemption of the Japanese Yen Term Loan.
During the year ended December 31, 2017, the Company recorded $65.8 million of loss on debt extinguishment comprised of (i) $14.6 million of loss on debt extinguishment from the redemption of senior notes, which included $12.2 million redemption premium that was paid in cash and $2.4 million related to the write-off of unamortized debt issuance costs, (ii) $22.5 million of loss on debt extinguishment from the redemption of term loans under the previously outstanding credit facility, (iii) $16.7 million of loss on debt extinguishment as a result of amendments to leases and financing obligations and (iv) $12.0 million of loss on debt extinguishment from the settlement of financing obligations as a result of properties purchased.
During the year ended December 31, 2016, the Company recorded $12.3 million of loss on debt extinguishment as a result of (i) the settlement of the financing obligations for Paris 3 IBX data center, (ii) a portion of the lender fees associated with the Japanese Yen Term Loan and (iii) the prepayment and terminations of the 2012 and 2013 Brazil financings.
Maturities of Debt Instruments
The following table sets forth maturities of the Company's debt, including mortgage and loans payable, and senior notes, gross of debt issuance costs, debt discounts and debt premiums, as of December 31, 2018 (in thousands):

Years ending:
2019	$373,128
2020	373,443
2021	223,134
2022	1,915,871
2023	1,002,491
Thereafter	6,002,464
$9,890,531
Fair Value of Debt Instruments
The following table sets forth the estimated fair values of the Company's mortgage and loans payable and senior notes as of December 31 (in thousands):

	2018	2017
Mortgage and loans payable	$1,389,632	$1,464,877
Senior notes	8,422,211	7,288,673
The fair values of the mortgage and loans payable and 5.000% Infomart Senior Notes, which were not publicly traded, were estimated by considering the Company's credit rating, current rates available to the Company for debt of the same remaining maturities and terms of the debt (level 2). The fair value of the senior notes, which were traded in the public debt market, was based on quoted market prices (level 1).

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interest Charges
The following table sets forth total interest costs incurred and total interest costs capitalized for the years ended December 31 (in thousands):

	2018	2017	2016
Interest expense	$521,494	$478,698	$392,156
Interest capitalized	19,880	22,625	13,338
Interest charges incurred (1)	$541,374	$501,323	$405,494

(1)
Interest charges incurred for the year ended December 31, 2017 and 2016 also include interest expense incurred under the previously outstanding credit facility the Company entered in 2014, which was terminated in December 2017.

Total interest paid, net of capitalized interest, during the years ended December 31, 2018, 2017 and 2016 was $476.9 million, $422.2 million and $336.7 million, respectively.

12.	Stockholders' Equity
The Company's authorized share capital is 300,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 25,000,000 is designated Series A, 25,000,000 is designated as Series A-1 and 50,000,000 is undesignated. As of December 31, 2018 and 2017, the Company had no preferred stock issued and outstanding.
Common Stock
In December 2018, the Company entered into an equity distribution agreement with Barclays Capital Inc., Goldman Sachs & Co. LLC, HSBC Securities (USA) Inc., MUFG Securities Americas Inc. and TD Securities (USA) LLC, establishing an "at the market" equity offering program, under which the Company may offer and sell from time to time up to an aggregate of $750.0 million of its common stock in "at the market" transactions (the "2018 ATM Program"). As of December 31, 2018, no sales have been made under the 2018 ATM Program.
In August 2017, the Company entered into an equity distribution agreement with RBC Capital Market, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, establishing an "at the market" equity offering program, under which the Company may offer and sell from time to time up to an aggregate of $750.0 million of its common stock in "at the market" transactions (the "2017 ATM Program"). For the year ended December 31, 2018 and 2017, the Company sold 930,934 shares and 763,201 shares, respectively, for approximately $388.2 million and $355.1 million, respectively, net of payment of commissions to the sales agents and estimated equity offering costs. As of December 31, 2018, no shares remain available for sale under the 2017 ATM Program.
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
In April and June 2016, upon the maturity of the Company's 4.75% Convertible Subordinated Notes, holders of the Company's 4.75% Convertible Subordinated Notes converted $150.1 million principal amount of the notes into 1,981,662 shares of the Company's common stock. In June 2016, the Company also settled the capped call transaction and received 380,779 shares of common stock, which were placed in treasury and resulted in a credit of $141.7 million to additional paid-in capital at the market price of $372.10 on June 15, 2016. See convertible debt in Note 11 for additional information.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2018, the Company had reserved the following authorized but unissued shares of common stock for future issuances:

Common stock options and restricted stock units	3,885,220
Common stock employee purchase plans	3,120,425
Total	7,005,645
Accumulated Other Comprehensive Loss
The components of the Company's accumulated other comprehensive loss, net of tax, consisted of the following as of December 31, 2018, 2017 and 2016 (in thousands):

	December 31, 2015	Net Change	December 31, 2016	Net Change	December 31, 2017	Net Change	Cumulative Effect Adjustment	December 31, 2018
Foreign currency translation adjustment ("CTA") gain (loss)	$(523,709)	$(507,420)	$(1,031,129)	$454,269	$(576,860)	$(421,743)	$—	$(998,603)
Unrealized gain (loss) on cash flow hedges(1)	11,153	19,551	30,704	(54,895)	(24,191)	43,671	—	19,480
Net investment hedge CTA gain (loss)(1)	4,484	45,505	49,989	(235,292)	(185,303)	219,628	—	34,325
Unrealized gain (loss) on available for sale securities(2)	(139)	2,249	2,110	14	2,124	—	(2,124)	—
Net actuarial gain (loss) on defined benefit plans(3)	(848)	32	(816)	(143)	(959)	55	—	(904)
	$(509,059)	$(440,083)	$(949,142)	$163,953	$(785,189)	$(158,389)	$(2,124)	$(945,702)

(1)	Refer to Note 8 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income.

(2)
Upon adoption of ASU 2016-01 during the three months ended March 31, 2018, the Company recorded a net cumulative effect adjustment of $2.1 million from accumulated other comprehensive loss to retained earnings. The realized gains and losses reclassified from accumulated other comprehensive loss to net income as a result of sale of available for sale securities were not significant for the years ended December 31, 2017 and 2016.

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

Changes in foreign currencies can have a significant impact to the Company's consolidated balance sheets (as evidenced above in the Company's foreign currency translation loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translated into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. As of December 31, 2018, the U.S. dollar was generally stronger relative to certain of the currencies of the foreign countries in which the Company operates as compared to December 31, 2017. This overall strengthening of the U.S. dollar had an overall negative impact on the Company's consolidated financial position because the foreign denominations translated into less U.S. dollars as evidenced by the increase in foreign currency translation loss for the year ended December 31, 2018 as reflected in the above table. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which the Company does business could have a significant impact on its consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.
Dividends
During the year ended December 31, 2018, the Company's Board of Directors declared quarterly dividends of $2.28 per share on November 1, August 8, May 2 and February 14, 2018, to stockholders of record on November 14, August 22, May 23 and February 26, 2018, respectively, and payment dates of December 12, September 19, June 20 and March 21, 2018, respectively. The Company paid a total of $727.4 million in quarterly dividends during the year ended December 31, 2018.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the year ended December 31, 2017, the Company's Board of Directors declared quarterly dividends of $2.00 per share on November 1, August 2, April 26 and February 15, 2017, to stockholders of record on November 15, August 23, May 24 and February 27, 2017, respectively, and payment dates of December 13, September 20, June 21 and March 22, 2017, respectively. The Company paid a total of $612.1 million in quarterly dividends during the year ended December 31, 2017.
During the year ended December 31, 2016, the Company's Board of Directors declared quarterly dividends of $1.75 per share on November 2, August 3, May 4 and February 18, 2016, to stockholders of record on November 16, August 24, May 25 and March 9, 2016, respectively, and payment dates of December 14, September 14, June 15 and March 23, 2016, respectively. The Company paid a total of $492.4 million in quarterly dividends during the year ended December 31, 2016.
In addition, as of December 31, 2018, for dividends and special distributions attributed to the restricted stock units, the Company recorded a short term dividend payable of $8.8 million and a long term dividend payable of $6.5 million for the restricted stock units that have not yet vested. As of December 31, 2017, for dividends and special distributions attributed to the restricted stock units, the Company recorded a short term dividend payable of $11.2 million and a long term dividend payable of $6.7 million for the restricted stock units that have not yet vested.
For federal income tax purposes, distributions to stockholders are treated as ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2018 and 2017, the quarterly dividends were classified as follows:

Record Date	Payment Date	Total Distribution	Nonqualified Ordinary Dividend	Qualified Ordinary Dividend	Return of Capital
		(per share)
Fiscal 2018
2/26/2018	3/21/2018	$2.280000	$2.280000	$—	$—
5/23/2018	6/20/2018	2.280000	2.280000	—	—
8/22/2018	9/19/2018	2.280000	2.280000	—	—
11/14/2018	12/12/2018	2.280000	2.280000	—	—
Total		$9.120000	$9.120000	$—	$—

Fiscal 2017
2/27/2017	3/22/2017	$2.000000	$2.000000	$—	$—
5/24/2017	6/21/2017	2.000000	2.000000	—	—
8/23/2017	9/20/2017	2.000000	2.000000	—	—
11/15/2017	12/13/2017	2.000000	2.000000	—	—
Total		$8.000000	$8.000000	$—	$—

13.	Stock-Based Compensation
Equinix Equity Awards
Equity Compensation Plans
In May 2000, the Company's stockholders approved the adoption of the 2000 Equity Incentive Plan. Under the 2000 Equity Incentive Plan, nonstatutory stock options, restricted shares, restricted stock units and stock appreciation rights may be granted to employees, outside directors and consultants at not less than 85% of the fair value on the date of grant, and incentive stock options may be granted to employees at not less than 100% of the fair value on the date of grant. Equity awards granted under the 2000 Equity Incentive Plan generally vest over 4 years. The Company had reserved a total of 16,636,172 shares for issuance under the 2000 Equity Incentive Plan of which 1,892,262 shares were still available for grant as of December 31, 2018. The 2000 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors (the "Compensation Committee"), and the Compensation Committee may terminate or amend the plan, with approval of the stockholders as may be required by applicable law, at any time.
In May 2000, the Company's stockholders approved the adoption of the 2000 Director Option Plan, which was amended and restated effective January 1, 2003. Under the 2000 Director Option Plan, each non-employee board member who was not previously an employee of the Company would receive an automatic initial nonstatutory stock option grant as well as an annual non-statutory

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

stock option grant on the date of the Company's regular Annual Meeting of Stockholders. On December 18, 2008, the Company's Board of Directors passed resolutions eliminating all automatic stock option grant mechanisms under the 2000 Director Option Plan and replaced them with an automatic restricted stock unit grant mechanism under the 2000 Equity Incentive Plan. The Company had reserved 594,403 shares for issuance under the 2000 Director Option Plan of which 505,646 shares were still available for grant as of December 31, 2018. The 2000 Director Option Plan is administered by the Compensation Committee and the Compensation Committee may terminate or amend the plan, with approval of the stockholders as may be required by applicable law, at any time.
In September 2001, the Company adopted the 2001 Supplemental Stock Plan, under which non-statutory stock options and restricted shares/restricted stock units may be granted to consultants and employees who are not executive officers or board members, at not less than 85% of the fair value on the date of grant. Current stock options granted under the 2001 Supplemental Stock Plan generally vest over four years. The Company had reserved a total of 1,494,275 shares for issuance under the 2001 Supplemental Stock Plan, of which 260,498 shares were still available for grant as of December 31, 2018. The 2001 Supplemental Stock Plan is administered by the Compensation Committee, and the plan will continue in effect indefinitely unless the Compensation Committee decides to terminate it earlier.
The 2000 Equity Incentive Plan, 2000 Director Option Plan and 2001 Supplemental Stock Plan are collectively referred to as the "Equity Compensation Plans."
Restricted Stock Units
Since 2008, the Company primarily grants restricted stock units to its employees, including executives and non-employee directors, in lieu of stock options. The Company generally grants restricted stock units that have a service condition only or have both a service and performance condition. Each restricted stock unit is not considered issued and outstanding and does not have voting rights until it is converted into one share of the Company's common stock upon vesting. Restricted stock unit activity is summarized as follows:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (Dollars in Thousands)
Restricted stock units outstanding, December 31, 2015	1,416,438	$148.53
Restricted stock units granted	720,601	309.18
Additional shares granted due to special distribution	37	297.03
Restricted stock units released, vested	(655,584)	213.72
Special distribution shares released	(35,354)	269.94
Restricted stock units canceled	(93,940)	242.41
Special distribution shares canceled	(4,319)	272.84
Restricted stock units outstanding, December 31, 2016	1,347,879	192.59
Restricted stock units granted	658,196	389.60
Restricted stock units released, vested	(606,064)	260.75
Special distribution shares released	(15,667)	243.06
Restricted stock units canceled	(79,451)	313.83
Special distribution shares canceled	(1,002)	282.49
Restricted stock units outstanding, December 31, 2017	1,303,891	252.30
Restricted stock units granted	704,249	387.31
Restricted stock units released, vested	(593,528)	299.07
Special distribution shares released	(13,880)	283.14
Restricted stock units canceled	(173,460)	336.75
Special distribution shares canceled	(485)	295.77
Restricted stock units outstanding, December 31, 2018	1,226,787	$361.22	1.24	$432,516

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)	The intrinsic value is calculated based on the market value of the stock as of December 31, 2018.
The total fair value of restricted stock units vested and released during the years ended December 31, 2018, 2017 and 2016 was $249.8 million, $259.1 million and $227.4 million, respectively.
Employee Stock Purchase Plan
In June 2004, the Company's stockholders approved the adoption of the 2004 Employee Stock Purchase Plan (the "2004 Purchase Plan") as a successor plan to a previous plan that ceased activity in 2005. A total of 500,000 shares have been reserved for issuance under the 2004 Purchase Plan, and the number of shares available for issuance under the 2004 Purchase Plan automatically increased on January 1 each year, beginning in 2005 and ending in 2014 by the lesser of 2% of the shares of common stock then outstanding or 500,000 shares. Effective November 25, 2014, 3,197 shares were added to the 2004 Purchase Plan, representing an anti-dilutive adjustment pursuant to the 2014 Special Distribution. Effective November 10, 2015, 9,020 shares were added to the 2004 Purchase Plan, representing an anti-dilutive adjustment pursuant to the 2015 Special Distribution. As of December 31, 2018, a total of 3,120,425 shares remained available for purchase under the 2004 Purchase Plan. The 2004 Purchase Plan permits eligible employees to purchase common stock on favorable terms via payroll deductions of up to 15% of the employee's cash compensation, subject to certain share and statutory dollar limits. Two overlapping offering periods commence during each calendar year, on each February 15 and August 15 or such other periods or dates as determined by the Compensation Committee from time to time, and the offering periods last up to 24 months with a purchase date every six months. The price of each share purchased is 85% of the lower of a) the fair value per share of common stock on the last trading day before the commencement of the applicable offering period or b) the fair value per share of common stock on the purchase date. The 2004 Purchase Plan is administered by the Compensation Committee of the Board of Directors, and such plan will terminate automatically in June 2024 unless a) the 2004 Purchase Plan is extended by the Board of Directors and b) the extension is approved within 12 months by the Company's stockholders.
The Company provides the following disclosures for the 2004 Purchase Plan as of December 31 (dollars, except shares):

	2018	2017	2016
Weighted-average purchase price per share	$341.48	$250.65	$217.91
Weighted average grant-date fair value per share of shares purchased	$90.04	$72.21	$60.49
Number of shares purchased	145,346	162,076	150,044
The Company uses the Black-Scholes option-pricing model to determine the fair value of shares under the 2004 Purchase Plan with the following assumptions during the years ended December 31:

	2018	2017	2016
Range of dividend yield	1.97 - 2.00%	2.10 - 2.31%	2.38 - 2.53%
Range of risk-free interest rate	1.79 - 2.68%	0.70 - 1.35%	0.48 - 0.76%
Range of expected volatility	19.04 - 24.33%	16.42 - 24.27%	18.80 - 30.94%
Weighted-average expected volatility	20.74%	20.30%	25.01%
Weighted average expected life (in years)	1.43	1.52	1.41
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
As of December 31, 2018, the total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $337.8 million which is expected to be recognized over a weighted-average period of 2.14 years.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents, by operating expense, the Company's stock-based compensation expense recognized in the Company's consolidated statement of operations for the years ended December 31 (in thousands):

	2018	2017	2016
Cost of revenues	$18,247	$13,621	$13,086
Sales and marketing	53,448	50,094	43,030
General and administrative	109,021	111,785	100,032
Total	$180,716	$175,500	$156,148
The Company's stock-based compensation recognized in the consolidated statement of operations was comprised of the following types of equity awards for the years ended December 31 (in thousands):

	2018	2017	2016
Restricted stock units	$165,141	$164,321	$145,769
Employee stock purchase plan	15,575	11,179	10,379
Total	$180,716	$175,500	$156,148
During the years ended December 31, 2018, 2017 and 2016, the Company capitalized $9.1 million, $6.2 million and $4.2 million, respectively, of stock-based compensation expense as construction in progress in property, plant and equipment.

14.	Income Taxes
Income (loss) before income taxes is attributable to the following geographic locations for the years ended December 31, (in thousands):

	2018	2017	2016
Domestic	$298,009	$148,500	$215,010
Foreign	135,029	138,332	(55,151)
Income from continuing operations before income taxes	$433,038	$286,832	$159,859
The tax benefit (expenses) for income taxes consisted of the following components for the years ended December 31, (in thousands):

	2018	2017	2016
Current:
Federal	$7,085	$9,346	$(16,365)
State and local	(2,663)	(849)	(2,147)
Foreign	(118,175)	(109,032)	(62,278)
Subtotal	(113,753)	(100,535)	(80,790)
Deferred:
Federal	(27,874)	9,684	(11,184)
State and local	(1,165)	2,018	(3,328)
Foreign	75,113	34,983	49,851
Subtotal	46,074	46,685	35,339
Provision for income taxes	$(67,679)	$(53,850)	$(45,451)
State and foreign taxes not based on income are included in general and administrative expenses and the aggregate amounts were not significant for the years ended December 31, 2018, 2017 and 2016.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fiscal 2018, 2017 and 2016 income tax benefit (expenses) differed from the amounts computed by applying the U.S. federal income tax rate of 21%, 35% and 35%, respectively, to pre-tax income as a result of the following for the years ended December 31 (in thousands):

	2018	2017	2016
Federal tax at statutory rate	$(90,938)	$(100,391)	$(55,951)
State and local tax (expense) benefit	(3,616)	1,000	(4,895)
Deferred tax assets generated in current year not benefited	(3,777)	(7,643)	(6,246)
Foreign income tax rate differential	(4,072)	26,151	22,016
Non-deductible expenses	(756)	(2,629)	(15,828)
Stock-based compensation expense	(2,308)	(616)	(5,890)
Change in valuation allowance	38,684	(716)	11,995
Foreign financing activities	(17,548)	1,319	(26,708)
Loss on debt extinguishment	—	(1,604)	(8,288)
Gain on divestments	—	—	8,828
Uncertain tax positions reserve	(20,440)	(66)	(9,371)
Tax adjustments related to REIT	32,189	41,973	45,060
Enactment of the US tax reform	—	(6,513)	—
Other, net	4,903	(4,115)	(173)
Total income tax expense	$(67,679)	$(53,850)	$(45,451)
Legislation commonly referred to as the Tax Cuts and Jobs Act ("TCJA"), which was signed into law on December 22, 2017, contained many significant changes to the U.S. federal income tax laws. Among other things, the TCJA reduced the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, limited the tax deductibility of interest expense, accelerated expensing of certain business assets and transitioned the U.S. international taxation from a worldwide tax system to a territorial tax system by imposing a one-time mandatory repatriation of undistributed foreign earnings. As a result of the reduced corporate tax rate, the Company recognized an income tax expense of $6.5 million during the fourth quarter of 2017 as a provisional estimate due to the remeasurement of the net deferred tax assets in the U.S. TRS. In the fourth quarter of 2018, the Company has completed the analysis of the TCJA's income tax effects and recorded an additional $1.3 million as an adjustment to the provisional amount related to the remeasurement of the net deferred tax assets in the U.S. TRS.
The TCJA mandated a one-time deemed repatriation of undistributed foreign earnings, which increased the Company's 2017 taxable income, as well as its required REIT distribution. In the fourth quarter of 2017, the Company estimated a provisional amount of $195.0 million as the one-time mandatory repatriation of its cumulative foreign earnings that was not previously included in the U.S. taxable income. In the fourth quarter of 2018, the Company completed the analysis based on the interpretation and guidance issued during 2018 and determined the one-time mandatory repatriation of its cumulative foreign earnings to be $271.8 million. The Company had an option of including the entire amount in its 2017 taxable income or spreading the amount over 8 years in its taxable income. The Company has included the entire amount in its 2017 taxable income. The Company believes the mandatory repatriation resulted in no financial statement impact because the Company satisfied its REIT distribution requirement and paid out such amounts (net of the permitted one-time participation deduction) to its stockholders.
The TCJA included a Global Intangible Low-Taxed Income ("GILTI") provision that increases U.S. federal taxable income by certain foreign subsidiary income in the year it is earned. The Company's accounting policy is to treat any tax on GILTI inclusions as a current period cost included in the tax expense in the year incurred. The Company believes the GILTI inclusion provision will result in no financial statement impact provided the Company satisfies its REIT distribution requirement with respect to the GILTI inclusions.
As a result of the Company's conversion to a REIT effective January 1, 2015, it is no longer the Company's intent to indefinitely reinvest undistributed foreign earnings. However, no deferred tax liability has been recognized to account for this change because the expected recovery of the basis difference will not result in U.S. taxes in the post-REIT conversion periods because none of its foreign subsidiaries is owned by a U.S. taxable REIT subsidiary and the withholding tax effect would be immaterial. The Company continues to assess the foreign withholding tax impact of its current policy and does not believe the distribution of its foreign

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

earnings would trigger any significant foreign withholding taxes, as a majority of the foreign jurisdictions where the Company operates do not impose withholding taxes on dividend distributions to a corporate U.S. parent.
The types of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are set out below as of December 31 (in thousands):

	2018	2017
Deferred tax assets:
Reserves and accruals	$24,136	$27,673
Stock-based compensation expense	2,524	1,960
Unrealized losses	1,471	10,768
Operating loss carryforwards	49,169	95,864
Gross deferred tax assets	77,300	136,265
Valuation allowance	(57,003)	(84,573)
Total deferred tax assets, net	20,297	51,692
Deferred tax liabilities:
Property, plant and equipment	(50,610)	(65,825)
Intangible assets	(159,237)	(172,123)
Total deferred tax liabilities	(209,847)	(237,948)
Net deferred tax liabilities	$(189,550)	$(186,256)
The tax basis of REIT assets, excluding investments in TRSs, is greater than the amounts reported for such assets in the accompanying consolidated balance sheet by approximately $1.8 billion as of December 31, 2018.
The Company's accounting for deferred taxes involves weighing positive and negative evidence concerning the realizability of the Company's deferred tax assets in each tax jurisdiction. After considering such evidence as the nature, frequency and severity of current and cumulative financial reporting losses, and the sources of future taxable income and tax planning strategies, the Company concluded that valuation allowances were required in certain foreign jurisdictions. The operations in the jurisdictions for which a valuation allowance has been established have a history of significant losses as of December 31, 2018. As such, the Company does not believe these operations have established a sustained history of profitability and that a valuation allowance is, therefore, necessary. The Company also provided a full valuation allowance against certain gross deferred tax assets acquired in the Metronode Acquisition as these deferred tax assets are not expected to be realizable in the foreseeable future.
Changes in the valuation allowance for deferred tax assets for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	2018	2017	2016
Beginning balance	$84,573	$29,167	$29,894
Amounts from acquisitions	33,070	25,283	5,053
Amounts recognized into income	(38,684)	716	(11,995)
Current increase (decrease)	(13,086)	28,431	6,557
Impact of foreign currency exchange	(8,870)	976	(342)
Ending balance	$57,003	$84,573	$29,167
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's NOL carryforwards for federal, state and foreign tax purposes which expire, if not utilized, at various intervals from 2019, are outlined below (in thousands):

Expiration Date	Federal (1)	State	Foreign	Total
2019	$—	$—	$8,397	$8,397
2020 to 2022	210,114	—	14,436	224,550
2023 to 2025	26,838	—	13,596	40,434
2026 to 2028	12,186	45	2,297	14,528
Thereafter	—	731	137,333	138,064
	$249,138	$776	$176,059	$425,973

(1)
The total amount of NOL carryforwards that will not be available to offset the Company's future taxable income after dividend paid deduction due to Section 382 limitations was $241.8 million for federal.

The beginning and ending balances of the Company's unrecognized tax benefits are reconciled below for the years ended December 31 (in thousands):

	2018	2017	2016
Beginning balance	$82,390	$72,187	$30,845
Gross increases related to prior year tax positions	33,436	6,095	570
Gross increases related to current year tax positions	48,685	19,832	41,972
Decreases resulting from expiration of statute of limitation	(1,276)	(15,410)	(826)
Decreases resulting from settlements	(12,305)	(314)	(374)
Ending balance	$150,930	$82,390	$72,187
The Company recognizes interest and penalties related to unrecognized tax benefits within income tax benefit (expense) in the consolidated statements of operations. The Company has accrued $8.4 million and $2.9 million for interest and penalties as of December 31, 2018 and 2017, respectively.
The unrecognized tax benefits of $114.9 million as of December 31, 2018, if subsequently recognized, will affect the Company's effective tax rate favorably at the time when such a benefit is recognized.
Due to various tax years open for examination, it is reasonably possible that the balance of unrecognized tax benefits could significantly increase or decrease over the next 12 months as the Company may be subject to either examination by tax authorities, tax audit settlements, or a lapse in statute of limitations. The Company is currently unable to estimate the range of possible adjustments to the balance of unrecognized tax benefits.
The Company's income tax returns for the years from 2015 through current remain open to examination by federal and state taxing authorities. In addition, the Company's tax years of 2007 through 2018 remain open and subject to examination by local tax authorities in certain foreign jurisdictions in which the Company has major operations.

15.	Commitments and Contingencies
Purchase Commitments
Primarily as a result of the Company's various IBX expansion projects, as of December 31, 2018, the Company was contractually committed for $0.7 billion of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of December 31, 2018, such as commitments to purchase power in select locations, primarily in select locations through 2019 and thereafter, and other open purchase orders for goods, services or arrangements that may contain embedded leases to be delivered or provided during 2019 and thereafter. Such other miscellaneous purchase commitments totaled $0.8 billion as of December 31, 2018. In addition, the Company entered into lease agreements in various locations for a total lease commitment of approximately $262.2

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

million, excluding potential lease renewals. These lease agreements will commence between February 2019 and May 2020 with lease terms of 5 to 30 years.
Contingent Liabilities
The Company estimates exposure on certain liabilities, such as indirect and property taxes, based on the best information available at the time of determination. With respect to real and personal property taxes, the Company records what it can reasonably estimate based on prior payment history, current landlord estimates or estimates based on current or changing fixed asset values in each specific municipality, as applicable. However, there are circumstances beyond the Company's control whereby the underlying value of the property or basis for which the tax is calculated on the property may change, such as a landlord selling the underlying property of one of the Company's IBX data center leases or a municipality changing the assessment value in a jurisdiction and, as a result, the Company's property tax obligations may vary from period to period. Based upon the most current facts and circumstances, the Company makes the necessary property tax accruals for each of its reporting periods. However, revisions in the Company's estimates of the potential or actual liability could materially impact the financial position, results of operations or cash flows of the Company.
The Company's indirect and property tax filings in various jurisdictions are subject to examination by local tax authorities. The outcome of any examinations cannot be predicted with certainty. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations that would affect the adequacy of its tax accruals for each of the reporting periods. If any issues arising from the tax examinations are resolved in a manner inconsistent with the Company's expectations, the revision of the estimates of the potential or actual liabilities could materially impact the financial position, results of operations, or cash flows of the Company.
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
Employment Agreements
The Company has entered into a severance agreement with each of its executive officers that provides for a severance payment equal to the executive officer's annual base salary and maximum bonus in the event his or her employment is terminated for any reason other than cause or he or she voluntarily resigns under certain circumstances as described in the agreement. In addition, under the agreement, the executive officer is entitled to the payment of his or her monthly health care premiums under the Consolidated Omnibus Budget Reconciliation Act for up to 12 months. For certain executive officers, these benefits are only triggered after a change-in-control of the Company.
Indemnification and Guarantor Arrangements
As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company's exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2018.
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company's business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company's offerings. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2018.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company enters into arrangements with its business partners, whereby the business partner agrees to provide services as a subcontractor for the Company's installations. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby the Company indemnifies them for other acts, such as personal property damage, of its subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2018.
The Company has service level commitment obligations to certain of its customers. As a result, service interruptions or significant equipment damage in the Company's IBX data centers, whether or not within the Company's control, could result in service level commitments to these customers. The Company's liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet the Company's service level commitment obligations could reduce the confidence of the Company's customers and could consequently impair the Company's ability to obtain and retain customers, which would adversely affect both the Company's ability to generate revenues and the Company's operating results. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized. The Company does not have significant liabilities in connection with service level credits as of December 31, 2018.

16.	Related Party Transactions
The Company has several significant stockholders and other related parties that are also customers and/or vendors. The Company's activity of related party transactions was as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
Revenues	$19,439	$13,726	$11,822
Costs and services	19,708	11,211	14,574

	As of December 31,
	2018	2017
Accounts receivable	$4,031	$1,321
Accounts payable	585	744

17.	Segment Information
While the Company has a single line of business, which is the design, build-out and operation of IBX data centers, it has determined that it has three reportable segments comprised of its Americas, EMEA and Asia-Pacific geographic regions.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present revenue information disaggregated by service lines and geographic areas (in thousands):

	Twelve Months Ended December 31, 2018
	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$1,732,998	$1,201,769	$735,404	$3,670,171
Interconnection	532,163	138,874	130,928	801,965
Managed infrastructure	75,595	118,685	85,352	279,632
Other (1)	16,570	8,164	—	24,734
Recurring revenues	2,357,326	1,467,492	951,684	4,776,502
Non-recurring revenues	127,408	95,145	72,599	295,152
Total	$2,484,734	$1,562,637	$1,024,283	$5,071,654

(1)	Includes some leasing and hedging activities. For further information on revenue recognition, see Note 1 and Note 2 above.

	Twelve Months Ended December 31, 2017
	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$1,518,929	$1,063,543	$595,673	$3,178,145
Interconnection	469,268	104,891	107,014	681,173
Managed infrastructure	68,937	88,122	88,110	245,169
Other (1)	5,218	10,415	—	15,633
Recurring revenues	2,062,352	1,266,971	790,797	4,120,120
Non-recurring revenues	110,408	79,285	58,615	248,308
Total	$2,172,760	$1,346,256	$849,412	$4,368,428

(1)	Includes some leasing and hedging activities. For further information on revenue recognition, see Note 1 and Note 2 above.

	Twelve Months Ended December 31, 2016
	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$1,161,665	$941,848	$543,581	$2,647,094
Interconnection	374,655	85,869	82,521	543,045
Managed infrastructure	53,404	67,553	89,335	210,292
Other (1)	3,360	11,382	2,201	16,943
Recurring revenues	1,593,084	1,106,652	717,638	3,417,374
Non-recurring revenues	86,465	64,687	43,463	194,615
Total	$1,679,549	$1,171,339	$761,101	$3,611,989

(1)	Includes some leasing and hedging activities. For further information on revenue recognition, see Note 1 and Note 2 above.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on the Company's revenues and adjusted EBITDA performance both on a consolidated basis and these three reportable segments. The Company defines adjusted EBITDA as income from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gain on asset sales as presented below for the years ended December 31 (in thousands):

	2018	2017	2016
Adjusted EBITDA:
Americas	$1,183,831	$1,034,694	$787,311
EMEA	698,280	582,697	494,263
Asia-Pacific	531,129	434,650	375,900
Total adjusted EBITDA	2,413,240	2,052,041	1,657,474
Depreciation, amortization and accretion expense	(1,226,741)	(1,028,892)	(843,510)
Stock-based compensation expense	(180,716)	(175,500)	(156,148)
Acquisitions costs	(34,413)	(38,635)	(64,195)
Impairment charges	—	—	(7,698)
Gain on asset sales	6,013	—	32,816
Income from operations	$977,383	$809,014	$618,739
The Company provides the following segment disclosures related to its continuing operations as follows for the years ended December 31 (in thousands):

	2018	2017	2016
Depreciation and amortization:
Americas	$636,214	$515,726	$319,202
EMEA	355,895	316,250	313,291
Asia-Pacific	235,380	210,504	204,714
Total	$1,227,489	$1,042,480	$837,207

Capital expenditures:
Americas	$773,514	$621,158	$503,855
EMEA	884,790	555,346	400,642
Asia-Pacific	437,870	202,221	208,868
Total	$2,096,174	$1,378,725	$1,113,365
The Company's long-lived assets are located in the following geographic areas as of December 31 (in thousands):

	2018	2017
Americas (1)	$5,010,507	$4,425,077
EMEA	3,726,596	3,265,088
Asia-Pacific	2,288,917	1,704,437
Total long-lived assets	$11,026,020	$9,394,602

(1)	Includes $4.6 billion and $4.0 billion, respectively, of long-lived assets attributed to the U.S. as of December 31, 2018 and 2017.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18.	Subsequent Events
On February 13, 2019, the Company's Board of Directors declared a quarterly cash dividend of $2.46 per share, which is payable on March 20, 2019 to the Company's common stockholders of record as of the close of business on February 27, 2019.
On January 11, 2019, the Company entered into cross-currency swaps where the Company receives a fixed amount of U.S. Dollars and pays a fixed amount of Euros, with a total notional amount of $750 million and maturity dates in April 2022, January 2024 and January 2025. These cross-currency swaps are designated as hedges of the Company's net investment in its European operations and changes in the fair value of these swaps will be recognized as a component of accumulated other comprehensive income (loss) in the consolidated balance sheet. Time value will be excluded from the assessment of effectiveness and the amount of interest paid or received on the swaps will be recognized as an adjustment to interest expense in earnings over the life of the swaps.

19.	Quarterly Financial Information (Unaudited)
The Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. The Company's revenues and results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and the Company's revenues and results of operations could fluctuate significantly quarter-to-quarter and year-to-year. Significant quarterly fluctuations in revenues will cause fluctuations in the Company's cash flows and the cash and cash equivalents and accounts receivable accounts on the Company's consolidated balance sheet. Causes of such fluctuations may include the volume and timing of new orders and renewals, the timing of the opening of new IBX data centers, the sales cycle for the Company's offerings, the introduction of new offerings, changes in prices and pricing models, trends in the internet infrastructure industry, general economic conditions, extraordinary events such as acquisitions or litigation and the occurrence of unexpected events.
The unaudited quarterly financial information presented below has been prepared by the Company and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and results of operations for the interim periods presented.
The following tables present selected quarterly information (in thousands, except per share data):

	2018
	Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$1,215,877	$1,261,943	$1,283,751	$1,310,083
Gross profit	593,447	610,142	623,442	639,148
Net income	62,894	67,618	124,825	110,022

Earnings per share:
Basic	0.79	0.85	1.56	1.37
Diluted	0.79	0.85	1.55	1.36

	2017
	Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$949,525	$1,066,421	$1,152,261	$1,200,221
Gross profit	480,564	544,218	569,901	580,596
Net income	42,062	45,805	79,900	65,215

Earnings per share:
Basic	0.58	0.59	1.02	0.83
Diluted	0.57	0.58	1.02	0.82

EQUINIX INC.
SCHEDULE III - SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2018
(Dollars in Thousands)

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Construction	Date of Acquisition or Lease (4)
Americas:
AT1 ATLANTA (METRO)	—	—	—	—	125,872	—	125,872	(50,601)	N/A	2010
AT2 ATLANTA (METRO)	—	—	—	—	41,058	—	41,058	(21,054)	N/A	2010
AT3 ATLANTA (METRO)	—	—	—	—	4,469	—	4,469	(2,128)	N/A	2010
AT4 ATLANTA (METRO)	—	5,400	20,209	—	7,588	5,400	27,797	(6,133)	N/A	2017
AT5 ATLANTA (METRO)	—	—	5,011	—	2,170	—	7,181	(2,248)	N/A	2017
BG1 BOGOTÁ (METRO), COLOMBIA	—	—	8,779	929	2,527	929	11,306	(1,866)	N/A	2017
BO1 BOSTON (METRO)	—	—	—	—	11,026	—	11,026	(6,920)	N/A	2010
BO2 BOSTON (METRO)	—	2,500	30,383	—	2,800	2,500	33,183	(6,602)	N/A	2017
CH1 CHICAGO (METRO)	—	—	—	—	146,693	—	146,693	(89,280)	2001	1999
CH2 CHICAGO (METRO)	—	—	—	—	108,106	—	108,106	(55,969)	2005	2005
CH3 CHICAGO (METRO)	—	9,759	—	351	295,893	10,110	295,893	(106,445)	2007	2006
CH4 CHICAGO (METRO)	—	—	—	—	22,148	—	22,148	(11,315)	2010	2009
CH7 CHICAGO (METRO)	—	670	10,564	—	2,029	670	12,593	(2,357)	N/A	2017
CU1 CULPEPER (METRO)	—	1,019	37,581	—	1,315	1,019	38,896	(6,618)	N/A	2017
CU2 CULPEPER (METRO)	—	1,244	48,000	—	1,357	1,244	49,357	(7,200)	N/A	2017
CU3 CULPEPER (METRO)	—	1,088	37,387	—	555	1,088	37,942	(5,605)	N/A	2017
CU4 CULPEPER (METRO)	—	1,372	27,832	—	31,364	1,372	59,196	(3,398)	N/A	2017
DA1 DALLAS (METRO)	—	—	—	—	66,119	—	66,119	(37,704)	2000	2000
DA2 DALLAS (METRO)	—	—	—	—	79,384	—	79,384	(25,148)	2011	2010
DA3 DALLAS (METRO)	—	—	—	—	95,891	—	95,891	(33,723)	N/A	2010
DA4 DALLAS (METRO)	—	—	—	—	17,205	—	17,205	(8,470)	N/A	2010
DA6 DALLAS (METRO)	—	—	20,522	—	139,630	—	160,152	(22,692)	2013	2012
DA7 DALLAS (METRO)	—	—	—	—	28,006	—	28,006	(7,670)	2015	2015
DA9 DALLAS (METRO)	—	610	15,398	—	699	610	16,097	(2,963)	N/A	2017
DA10 DALLAS (METRO)	—	—	117	—	4,633	—	4,750	(1,704)	N/A	2017
INFOMART BUILDING DALLAS (METRO)	—	24,380	337,643	—	5,619	24,380	343,262	(8,353)	N/A	2018
DC1 WASHINGTON, DC (METRO)	—	—	—	—	3,247	—	3,247	(825)	2007	1999
DC2 WASHINGTON, DC (METRO)	—	—	—	5,047	121,519	5,047	121,519	(93,855)	1999	1999
DC3 WASHINGTON, DC (METRO)	—	—	37,451	—	49,266	—	86,717	(48,753)	2004	2004
DC4 WASHINGTON, DC (METRO)	—	1,906	7,272	—	71,813	1,906	79,085	(50,787)	2007	2005
DC5 WASHINGTON, DC (METRO)	—	1,429	4,983	—	88,456	1,429	93,439	(60,307)	2008	2005

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Construction	Date of Acquisition or Lease (4)
DC6 WASHINGTON, DC (METRO)	—	1,429	5,082	—	89,795	1,429	94,877	(44,365)	2010	2005
DC7 WASHINGTON, DC (METRO)	—	—	—	—	19,765	—	19,765	(11,629)	N/A	2010
DC8 WASHINGTON, DC (METRO)	—	—	—	—	4,901	—	4,901	(4,589)	N/A	2010
DC10 WASHINGTON, DC (METRO)	—	—	44,601	—	73,924	—	118,525	(52,029)	2012	2011
DC11 WASHINGTON, DC (METRO)	—	1,429	5,082	—	179,753	1,429	184,835	(40,450)	2013	2005
DC12 WASHINGTON, DC (METRO)	—	—	101,783	—	59,152	—	160,935	(8,220)	2017	2017
DC13 WASHINGTON, DC (METRO)	—	5,500	25,423	—	3,477	5,500	28,900	(6,928)	N/A	2017
DC14 WASHINGTON, DC (METRO)	—	2,560	33,511	—	614	2,560	34,125	(5,509)	N/A	2017
DC97 WASHINGTON, DC (METRO)	—	—	2,021	—	631	—	2,652	(692)	N/A	2017
DE1 DENVER (METRO)	—	—	—	—	9,985	—	9,985	(7,988)	N/A	2010
DE2 DENVER (METRO)	—	5,240	23,053	—	27,744	5,240	50,797	(8,099)	N/A	2017
HO1 HOUSTON (METRO)	—	1,440	23,780	—	31,078	1,440	54,858	(6,880)	N/A	2017
LA1 LOS ANGELES (METRO)	—	—	—	—	106,877	—	106,877	(63,323)	2000	1999
LA2 LOS ANGELES (METRO)	—	—	—	—	10,785	—	10,785	(8,654)	2001	2000
LA3 LOS ANGELES (METRO)	—	—	34,727	3,959	21,461	3,959	56,188	(44,967)	2005	2005
LA4 LOS ANGELES (METRO)	—	19,333	137,630	—	33,753	19,333	171,383	(78,571)	2009	2009
LA7 LOS ANGELES (METRO)	—	7,800	33,621	—	5,204	7,800	38,825	(6,166)	N/A	2017
MI1 MIAMI (METRO)	—	18,920	127,194	—	88,736	18,920	215,930	(25,966)	N/A	2017
MI2 MIAMI (METRO)	—	—	—	—	23,391	—	23,391	(12,178)	N/A	2010
MI3 MIAMI (METRO)	—	—	—	—	32,056	—	32,056	(12,752)	2012	2012
MI6 MIAMI (METRO)	—	4,750	23,017	—	5,916	4,750	28,933	(5,859)	N/A	2017
NY1 NEW YORK (METRO)	—	—	—	—	70,595	—	70,595	(38,536)	1999	1999
NY2 NEW YORK (METRO)	—	—	—	17,859	198,809	17,859	198,809	(125,571)	2002	2000
NY4 NEW YORK (METRO)	—	—	—	—	346,128	—	346,128	(176,708)	2007	2006
NY5 NEW YORK (METRO)	—	—	—	—	259,184	—	259,184	(63,058)	2012	2010
NY6 NEW YORK (METRO)	—	—	—	—	73,464	—	73,464	(11,734)	2015	2010
NY7 NEW YORK (METRO)	—	—	24,660	—	169,698	—	194,358	(115,229)	N/A	2010
NY8 NEW YORK (METRO)	—	—	—	—	11,650	—	11,650	(7,426)	N/A	2010
NY9 NEW YORK (METRO)	—	—	—	—	51,918	—	51,918	(31,834)	N/A	2010
NY11 NEW YORK (METRO)	—	2,050	58,717	—	11,378	2,050	70,095	(11,926)	N/A	2017
NY12 NEW YORK (METRO)	—	3,460	10,380	—	1,631	3,460	12,011	(2,413)	N/A	2017
NY13 NEW YORK (METRO)	—	—	31,603	—	4,170	—	35,773	(6,982)	N/A	2017
PH1 PHILADELPHIA (METRO)	—	—	—	—	43,380	—	43,380	(14,553)	N/A	2010
RJ1 RIO DE JANEIRO (METRO), BRAZIL	—	—	—	—	20,167	—	20,167	(16,059)	2011	2011
RJ2 RIO DE JANEIRO (METRO), BRAZIL	—	—	2,012	1,695	51,849	1,695	53,861	(14,380)	2013	2012

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Construction	Date of Acquisition or Lease (4)
SE2 SEATTLE (METRO)	—	—	—	—	27,856	—	27,856	(23,013)	N/A	2010
SE3 SEATTLE (METRO)	—	—	1,760	—	97,454	—	99,214	(34,694)	2013	2011
SE4 SEATTLE (METRO)	—	4,000	12,903	—	13,032	4,000	25,935	(3,001)	N/A	2017
SP1 SÃO PAULO (METRO), BRAZIL	—	—	10,188	—	22,319	—	32,507	(23,450)	2011	2011
SP2 SÃO PAULO (METRO), BRAZIL	—	—	—	—	68,952	—	68,952	(50,007)	2011	2011
SP3 SÃO PAULO (METRO), BRAZIL	—	10,368	72,997	—	23,900	10,368	96,897	(10,451)	2017	2017
SP4 SÃO PAULO (METRO), BRAZIL	—	—	22,027	—	—	—	22,027	(4,936)	N/A	2017
SV1 SILICON VALLEY (METRO)	—	—	—	15,545	142,285	15,545	142,285	(89,903)	1999	1999
SV2 SILICON VALLEY (METRO)	—	—	—	—	151,278	—	151,278	(81,688)	2003	2003
SV3 SILICON VALLEY (METRO)	—	—	—	—	40,448	—	40,448	(35,541)	2004	1999
SV4 SILICON VALLEY (METRO)	—	—	—	—	24,946	—	24,946	(20,473)	2005	2005
SV5 SILICON VALLEY (METRO)	—	6,238	98,991	—	94,163	6,238	193,154	(63,716)	2010	2010
SV6 SILICON VALLEY (METRO)	—	—	15,585	—	29,146	—	44,731	(28,862)	N/A	2010
SV8 SILICON VALLEY (METRO)	—	—	—	—	51,200	—	51,200	(29,120)	N/A	2010
SV10 SILICON VALLEY (METRO)	—	12,646	123,594	—	81,555	12,646	205,149	(9,252)	2017	2017
SV12 SILICON VALLEY (METRO)	—	20,313	—	—	4,623	20,313	4,623	—	2015	2015
SV13 SILICON VALLEY (METRO)	—	—	3,828	—	85	—	3,913	(1,617)	N/A	2017
SV14 SILICON VALLEY (METRO)	—	3,638	5,503	—	3,375	3,638	8,878	(1,006)	N/A	2017
SV15 SILICON VALLEY (METRO)	—	7,651	23,060	—	838	7,651	23,898	(3,730)	N/A	2017
SV16 SILICON VALLEY (METRO)	—	4,271	15,018	—	646	4,271	15,664	(2,813)	N/A	2017
SV17 SILICON VALLEY (METRO)	—	—	17,493	—	2,034	—	19,527	(6,977)	N/A	2017
TR1 TORONTO (METRO), CANADA	—	—	—	—	87,819	—	87,819	(25,974)	N/A	2010
TR2 TORONTO (METRO), CANADA	—	—	21,113	—	94,362	—	115,475	(17,923)	2015	2015
OTHERS (5)	—	78,242	21,304	—	39,800	78,242	61,104	(5,002)	Various	Various

EMEA:
AD1 ABU DHABI (METRO), UNITED ARAB EMIRATES	—	—	—	—	319	—	319	(56)	N/A	2017
AM1 AMSTERDAM (METRO), THE NETHERLANDS	—	—	—	—	87,687	—	87,687	(37,861)	2008	2008
AM2 AMSTERDAM (METRO), THE NETHERLANDS	—	—	—	—	80,258	—	80,258	(27,008)	2010	2008
AM3 AMSTERDAM (METRO), THE NETHERLANDS	—	—	27,099	—	126,102	—	153,201	(43,860)	2012	2011
AM4 AMSTERDAM (METRO), THE NETHERLANDS	—	—	—	—	152,650	—	152,650	(6,626)	2016	2016
AM5 AMSTERDAM (METRO), THE NETHERLANDS	—	—	92,199	—	14,059	—	106,258	(19,576)	N/A	2016

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Construction	Date of Acquisition or Lease (4)
AM6 AMSTERDAM (METRO), THE NETHERLANDS	—	6,616	50,876	584	65,278	7,200	116,154	(12,138)	N/A	2016
AM7 AMSTERDAM (METRO), THE NETHERLANDS	—	—	7,397	—	51,535	—	58,932	(2,378)	N/A	2016
AM8 AMSTERDAM (METRO), THE NETHERLANDS	—	—	—	—	11,125	—	11,125	(3,364)	N/A	2016
BA1 BARCELONA (METRO), SPAIN	—	—	9,443	—	1,843	—	11,286	(1,495)	N/A	2017
DB1 DUBLIN (METRO), IRELAND	—	—	—	—	3,389	—	3,389	(1,495)	N/A	2016
DB2 DUBLIN (METRO), IRELAND	—	—	12,460	—	4,384	—	16,844	(4,963)	N/A	2016
DB3 DUBLIN (METRO), IRELAND	—	3,334	54,387	294	14,917	3,628	69,304	(11,434)	N/A	2016
DB4 DUBLIN (METRO), IRELAND	—	—	26,875	—	15,608	—	42,483	(5,134)	N/A	2016
DU1 DÜSSELDORF (METRO), GERMANY	—	—	—	8,287	29,641	8,287	29,641	(18,951)	2001	2000
DX1 DUBAI (METRO), UNITED ARAB EMIRATES	—	—	—	—	87,891	—	87,891	(16,550)	2012	2008
DX2 DUBAI (METRO), UNITED ARAB EMIRATES	—	—	—	—	569	—	569	(100)	N/A	2017
EN1 ENSCHEDE (METRO), THE NETHERLANDS	—	—	—	—	30,140	—	30,140	(18,843)	2008	2008
FR1 FRANKFURT (METRO), GERMANY	—	—	—	—	4,189	—	4,189	(3,679)	N/A	2007
FR2 FRANKFURT (METRO), GERMANY	—	—	—	12,547	425,473	12,547	425,473	(110,194)	N/A	2007
FR4 FRANKFURT (METRO), GERMANY	—	11,578	9,307	1,023	76,784	12,601	86,091	(25,959)	2009	2009
FR5 FRANKFURT (METRO), GERMANY	30,310	—	—	4,044	164,611	4,044	164,611	(34,108)	2012	2012
FR6 FRANKFURT (METRO), GERMANY	—	—	—	—	135,960	—	135,960	(8,885)	2016	2016
FR7 FRANKFURT (METRO), GERMANY	—	—	43,634	—	20,621	—	64,255	(13,072)	N/A	2016
GV1 GENEVA (METRO), SWITZERLAND	—	—	—	—	8,798	—	8,798	(3,634)	2004	2004
GV2 GENEVA (METRO), SWITZERLAND	—	—	—	—	23,328	—	23,328	(19,817)	2010	2009
HE1 HELSINKI (METRO), FINLAND	—	—	—	—	3,486	—	3,486	(1,887)	N/A	2016
HE2 HELSINKI (METRO), FINLAND	—	—	—	—	1,554	—	1,554	(1,297)	N/A	2016
HE3 HELSINKI (METRO), FINLAND	—	—	—	—	13,019	—	13,019	(7,227)	N/A	2016
HE4 HELSINKI (METRO), FINLAND	—	—	29,092	—	6,383	—	35,475	(9,726)	N/A	2016
HE5 HELSINKI (METRO), FINLAND	—	—	7,564	—	5,089	—	12,653	(2,991)	N/A	2016
HE6 HELSINKI (METRO), FINLAND	—	—	17,204	1,604	25,004	1,604	42,208	(5,811)	N/A	2016
HE7 HELSINKI (METRO), FINLAND	—	7,348	6,946	—	3,573	7,348	10,519	(537)	N/A	2018

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Construction	Date of Acquisition or Lease (4)
HH1 HAMBURG (METRO), GERMANY	—	3,612	5,360	—	—	3,612	5,360	—	N/A	2018
IS1 ISTANBUL (METRO), TURKEY	—	—	—	—	6,412	—	6,412	(4,416)	N/A	2016
IL2 ISTANBUL (METRO), TURKEY	—	14,460	39,289	—	9,778	14,460	49,067	(1,646)	N/A	2017
LD3 LONDON (METRO), UNITED KINGDOM	—	—	—	—	16,666	—	16,666	(13,366)	2005	2000
LD4 LONDON (METRO), UNITED KINGDOM	—	—	23,044	—	111,645	—	134,689	(38,277)	2007	2007
LD5 LONDON (METRO), UNITED KINGDOM	—	—	16,412	—	173,477	—	189,889	(76,880)	2010	2010
LD6 LONDON (METRO), UNITED KINGDOM	—	—	—	—	131,113	—	131,113	(18,714)	2015	2013
LD7 LONDON (METRO), UNITED KINGDOM	—	—	—	—	80,257	—	80,257	(4)	2018	2018
LD8 LONDON (METRO), UNITED KINGDOM	—	—	107,544	—	26,273	—	133,817	(22,468)	N/A	2016
LD9 LONDON (METRO), UNITED KINGDOM	—	—	181,431	—	77,537	—	258,968	(36,890)	N/A	2016
LD10 LONDON (METRO), UNITED KINGDOM	—	—	40,251	—	103,274	—	143,525	(6,805)	N/A	2017
LS1 LISBON (METRO), PORTUGAL	—	—	7,374	3,540	2,036	3,540	9,410	(1,234)	2017	2017
MA1 MANCHESTER (METRO), UNITED KINGDOM	—	—	—	—	8,136	—	8,136	(2,674)	N/A	2016
MA2 MANCHESTER (METRO), UNITED KINGDOM	—	—	—	—	10,038	—	10,038	(3,983)	N/A	2016
MA3 MANCHESTER (METRO), UNITED KINGDOM	—	—	44,931	—	5,147	—	50,078	(14,266)	N/A	2016
MA4 MANCHESTER (METRO), UNITED KINGDOM	—	—	6,697	—	1,639	—	8,336	(4,778)	N/A	2016
MD1 MADRID (METRO), SPAIN	—	—	7,917	—	—	—	7,917	(1,766)	N/A	2017
MD2 MADRID (METRO), SPAIN	—	—	40,952	—	13,829	—	54,781	(10,453)	N/A	2017
ML2 MILAN (METRO), ITALY	—	—	—	—	18,270	—	18,270	(5,538)	N/A	2016
ML3 MILAN (METRO), ITALY	—	—	—	3,639	39,064	3,639	39,064	(9,830)	N/A	2016
ML4 MLAN (METRO), ITALY	—	—	—	—	8,218	—	8,218	(3,628)	N/A	2016
MU1 MUNICH (METRO), GERMANY	—	—	—	—	23,757	—	23,757	(14,145)	N/A	2007
MU3 MUNICH (METRO), GERMANY	—	—	—	—	2,525	—	2,525	(1,210)	2010	2010
PA1 PARIS (METRO), FRANCE	—	—	—	—	31,246	—	31,246	(21,338)	N/A	2007
PA2 & PA3 PARIS (METRO), FRANCE	—	—	29,615	25,820	283,451	25,820	313,066	(112,946)	2010	2007
PA4 PARIS (METRO), FRANCE	—	1,701	9,503	150	226,529	1,851	236,032	(51,667)	2012	2011
PA5 PARIS (METRO), FRANCE	—	—	16,554	—	3,299	—	19,853	(4,455)	N/A	2016
PA6 PARIS (METRO), FRANCE	—	—	—	—	64,821	—	64,821	(19,377)	N/A	2016
PA7 PARIS (METRO), FRANCE	—	—	—	—	17,399	—	17,399	(5,632)	N/A	2016

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Construction	Date of Acquisition or Lease (4)
PA8 PARIS (METRO), FRANCE	—	—	—	—	47,649	—	47,649	—	2018	2018
SA1 SEVILLE (METRO), SPAIN	—	—	1,567	—	—	—	1,567	(905)	N/A	2017
SK1 STOCKHOLM, (METRO), SWEDEN	—	—	15,495	—	6,283	—	21,778	(5,665)	N/A	2016
SK2 STOCKHOLM, (METRO), SWEDEN	—	—	80,148	7,117	46,719	7,117	126,867	(14,764)	N/A	2016
SK3 STOCKHOLM, (METRO), SWEDEN	—	—	—	—	14,556	—	14,556	(2,878)	N/A	2016
SO1 SOFIA (METRO), BULGARIA	—	—	5,236	—	1,547	—	6,783	(1,270)	N/A	2016
SO2 SOFIA (METRO), BULGARIA	—	2,775	—	—	8,814	2,775	8,814	—	N/A	2017
WA1 WARSAW (METRO), POLAND	—	—	5,950	—	7,138	—	13,088	(4,007)	N/A	2016
WA2 WARSAW (METRO), POLAND	—	—	4,709	—	7,833	—	12,542	(2,546)	N/A	2016
WA3 WARSAW (METRO), POLAND	—	2,819	—	—	6,705	2,819	6,705	(1)	N/A	2017
ZH1 ZURICH (METRO), SWITZERLAND	—	—	—	—	12	—	12	—	N/A	2007
ZH2 ZURICH (METRO), SWITZERLAND	—	—	—	—	3,323	—	3,323	(2,543)	2003	2002
ZH4 ZURICH (METRO), SWITZERLAND	—	—	11,284	—	31,778	—	43,062	(26,376)	2010	2009
ZH5 ZURICH (METRO), SWITZERLAND	—	—	—	7,918	88,981	7,918	88,981	(18,350)	2013	2009
ZW1 ZWOLLE (METRO), THE NETHERLANDS	—	—	—	—	9,860	—	9,860	(5,925)	2008	2008
OTHERS (5)	—	16,933	7,018	16,149	24,847	33,082	31,865	(4,005)	Various	Various

Asia-Pacific:
AE1 ADELAIDE (METRO), AUSTRALIA	—	2,663	1,015	—	745	2,663	1,760	(148)	N/A	2018
BR1 BRISBANE (METRO), AUSTRALIA	—	3,170	1,053	—	827	3,170	1,880	(68)	N/A	2018
CA1 CANBERRA (METRO), AUSTRALIA	—	—	18,410	—	321	—	18,731	(573)	N/A	2018
HK1 HONG KONG (METRO), CHINA	—	—	—	—	147,895	—	147,895	(87,393)	N/A	2003
HK2 HONG KONG (METRO), CHINA	—	—	—	—	285,083	—	285,083	(99,612)	2011	2010
HK3 HONG KONG (METRO), CHINA	—	—	—	—	134,081	—	134,081	(60,527)	N/A	2012
HK4 HONG KONG (METRO), CHINA	—	—	—	—	10,593	—	10,593	(5,818)	N/A	2012
HK5 HONG KONG (METRO), CHINA	—	—	70,002	—	38,903	—	108,905	(4,225)	2017	2017
ME1 MELBOURNE (METRO), AUSTRALIA	—	14,977	—	—	81,609	14,977	81,609	(13,909)	2013	2013
ME2 MELBOURNE (METRO), AUSTRALIA	—	—	—	—	25,141	—	25,141	—	N/A	2018

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Construction	Date of Acquisition or Lease (4)
ME4 MELBOURNE (METRO), AUSTRALIA	—	3,437	84,175	—	2,499	3,437	86,674	(4,407)	N/A	2018
ME5 MELBOURNE (METRO), AUSTRALIA	—	6,678	4,094	—	1,586	6,678	5,680	(445)	N/A	2018
OS1 OSAKA (METRO), JAPAN	—	—	14,876	—	66,296	—	81,172	(18,931)	2013	2013
PE1 PERTH (METRO), AUSTRALIA	—	1,352	1,337	—	363	1,352	1,700	(64)	N/A	2018
PE2 PERTH (METRO), AUSTRALIA	—	—	16,327	—	5,685	—	22,012	(1,129)	N/A	2018
SG1 SINGAPORE (METRO)	—	—	—	—	177,270	—	177,270	(111,655)	N/A	2003
SG2 SINGAPORE (METRO)	—	—	—	—	333,964	—	333,964	(164,156)	2008	2008
SG3 SINGAPORE (METRO)	—	—	34,844	—	196,081	—	230,925	(29,083)	2013	2013
SH2 SHANGHAI (METRO), CHINA	—	—	—	—	4,529	—	4,529	(1,643)	2012	2012
SH3 SHANGHAI (METRO), CHINA	—	—	7,066	—	10,137	—	17,203	(5,075)	2012	2012
SH5 SHANGHAI (METRO), CHINA	—	—	11,284	—	20,792	—	32,076	(9,650)	2012	2012
SH6 SHANGHAI (METRO), CHINA	—	—	16,545	—	25,353	—	41,898	(2)	N/A	2017
SY1 SYDNEY (METRO), AUSTRALIA	—	—	—	—	25,435	—	25,435	(14,709)	N/A	2003
SY2 SYDNEY (METRO), AUSTRALIA	—	—	3,080	—	32,721	—	35,801	(21,601)	2008	2008
SY3 SYDNEY (METRO), AUSTRALIA	—	—	8,712	—	140,590	—	149,302	(60,057)	2010	2010
SY4 SYDNEY (METRO), AUSTRALIA	—	—	—	—	142,633	—	142,633	(18,167)	2015	2014
SY5 SYDNEY (METRO), AUSTRALIA	—	82,372	—	—	56,969	82,372	56,969	—	N/A	2018
SY6 SYDNEY (METRO), AUSTRALIA	—	8,890	64,197	—	1,889	8,890	66,086	(2,283)	N/A	2018
SY7 SYDNEY (METRO), AUSTRALIA	—	2,754	47,350	—	1,335	2,754	48,685	(1,612)	N/A	2018
SY8 SYDNEY (METRO), AUSTRALIA	—	—	1,073	—	161	—	1,234	(190)	N/A	2018
TY1 TOKYO (METRO), JAPAN	—	—	—	—	22,793	—	22,793	(13,513)	2000	2000
TY2 TOKYO (METRO), JAPAN	—	—	—	—	85,585	—	85,585	(61,682)	2007	2006
TY3 TOKYO (METRO), JAPAN	—	—	—	—	75,837	—	75,837	(35,231)	2010	2010
TY4 TOKYO (METRO), JAPAN	—	—	—	—	56,585	—	56,585	(20,562)	2012	2012
TY5 TOKYO (METRO), JAPAN	—	—	102	—	56,973	—	57,075	(8,431)	2014	2014
TY6 TOKYO (METRO), JAPAN	—	—	37,941	—	18,779	—	56,720	(19,544)	N/A	2015
TY7 TOKYO (METRO), JAPAN	—	—	13,175	—	5,253	—	18,428	(8,356)	N/A	2015
TY8 TOKYO (METRO), JAPAN	—	—	53,848	—	13,256	—	67,104	(16,874)	N/A	2015
TY9 TOKYO (METRO), JAPAN	—	—	106,710	—	24,877	—	131,587	(40,361)	N/A	2015
TY10 TOKYO (METRO), JAPAN	—	—	69,881	—	15,842	—	85,723	(15,387)	N/A	2015
TY11 TOKYO (METRO), JAPAN	—	—	22,099	—	32,931	—	55,030	(1)	2018	2018
TY12 TOKYO (METRO), JAPAN	—	10,285	—	—	1,001	10,285	1,001	—	N/A	2018
OTHERS (5)	—	12,022	875	—	12,500	12,022	13,375	(7,600)	Various	Various
TOTAL LOCATIONS	$30,310	$492,431	$3,675,228	$138,101	$10,714,438	$630,532	$14,389,666	$(4,517,016)

(1)	The initial cost was $0 if the lease of the respective IBX was classified as an operating lease.

(2)	Building and improvements include all fixed assets except for land.

(3)
Buildings and improvements are depreciated on a straight line basis over estimated useful live as described under described in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

(4)	Date of lease or acquisition represents the date the Company leased the facility or acquired the facility through purchase or acquisition.

(5)	Includes various IBXs that are under initial development and costs incurred at certain central locations supporting various IBX functions.

The aggregate gross cost of the Company's properties for federal income tax purpose approximated $21,371.3 million (unaudited) as of December 31, 2018.
The following table reconciles the historical cost of the Company's properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2018 (in thousands).
Gross Fixed Assets:

	2018	2017	2016
Balance, beginning of period	$12,947,735	$9,855,811	$7,871,890
Additions (including acquisitions and improvements)	2,756,218	2,508,333	2,187,306
Disposals	(289,157)	(78,886)	(78,607)
Foreign currency transaction adjustments and others	(394,598)	662,477	(124,778)
Balance, end of year	$15,020,198	$12,947,735	$9,855,811
Accumulated Depreciation:

	2018	2017	2016
Balance, beginning of period	$(3,980,198)	$(3,175,972)	$(2,595,648)
Additions (depreciation expense)	(882,848)	(748,942)	(618,970)
Disposals	261,928	65,922	9,401
Foreign currency transaction adjustments and others	84,102	(121,206)	29,245
Balance, end of year	$(4,517,016)	$(3,980,198)	$(3,175,972)