Form 10-Q
period 2019-03-31
EQUINIX INC
filed 2019-05-03
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.001	EQIX	The NASDAQ Stock Market LLC
The number of shares outstanding of the registrant's Common Stock as of May 2, 2019 was 84,070,037.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
EQUINIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,633,844	$606,166
Short-term investments	13,833	4,540
Accounts receivable, net of allowance for doubtful accounts of $18,212 and $15,950	703,835	630,119
Other current assets	274,259	274,857
Total current assets	2,625,771	1,515,682
Property, plant and equipment, net	10,898,210	11,026,020
Operating lease right-of-use assets	1,457,822	—
Goodwill	4,808,085	4,836,388
Intangible assets, net	2,243,106	2,333,296
Other assets	458,097	533,252
Total assets	$22,491,091	$20,244,638
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$746,771	$756,692
Accrued property, plant and equipment	263,141	179,412
Current portion of operating lease liabilities	132,162	—
Current portion of finance lease liabilities	56,024	77,844
Current portion of mortgage and loans payable	72,796	73,129
Current portion of senior notes	300,488	300,999
Other current liabilities	113,969	126,995
Total current liabilities	1,685,351	1,515,071
Operating lease liabilities, less current portion	1,316,522	—
Finance lease liabilities, less current portion	1,166,234	1,441,077
Mortgage and loans payable, less current portion	1,286,749	1,310,663
Senior notes, less current portion	8,067,385	8,128,785
Other liabilities	544,062	629,763
Total liabilities	14,066,303	13,025,359
Commitments and contingencies (Note 9)
Equinix stockholders' equity
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 84,465,156 issued and 84,070,003 outstanding in 2019 and 81,119,117 issued and 80,722,258 outstanding in 2018	84	81
Additional paid-in capital	12,043,056	10,751,313
Treasury stock, at cost; 395,153 shares in 2019 and 396,859 shares in 2018	(144,801)	(145,161)
Accumulated dividends	(3,532,915)	(3,331,200)
Accumulated other comprehensive loss	(942,365)	(945,702)
Retained earnings	1,002,053	889,948
Total Equinix stockholders' equity	8,425,112	7,219,279
Non-controlling interests	(324)	—
Total stockholders' equity	8,424,788	7,219,279
Total liabilities and stockholders' equity	$22,491,091	$20,244,638
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Revenues	$1,363,218	$1,215,877
Costs and operating expenses:
Cost of revenues	682,030	622,430
Sales and marketing	169,715	159,776
General and administrative	215,046	203,157
Acquisition costs	2,471	4,639
Impairment charges	14,448	—
Total costs and operating expenses	1,083,710	990,002
Income from operations	279,508	225,875
Interest income	4,202	4,610
Interest expense	(122,846)	(126,277)
Other expense	(166)	(3,064)
Loss on debt extinguishment	(382)	(21,491)
Income before income taxes	160,316	79,653
Income tax expense	(42,569)	(16,759)
Net income	117,747	62,894
Net loss attributable to non-controlling interests	331	—
Net income attributable to Equinix	$118,078	$62,894
Earnings per share ("EPS") attributable to Equinix:
Basic EPS	$1.44	$0.79
Weighted-average shares for basic EPS	81,814	79,241
Diluted EPS	$1.44	$0.79
Weighted-average shares for diluted EPS	82,090	79,649
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Net income	$117,747	$62,894
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment ("CTA") gain (loss), net of tax effects of $(10) and $0	(81,719)	145,851
Net investment hedge CTA gain (loss), net of tax effect of $10 and $1,637	76,850	(72,635)
Unrealized gain (loss) on cash flow hedges, net of tax effects of $(2,741) and $1,360	8,224	(4,080)
Net actuarial gain (loss) on defined benefit plans, net of tax effects of $(1) and $(6)	(11)	8
Total other comprehensive income, net of tax	3,344	69,144
Comprehensive income, net of tax	121,091	132,038
Net loss attributable to non-controlling interests	331	—
Other comprehensive income attributable to non-controlling interests	(7)	—
Comprehensive income attributable to Equinix	$121,415	$132,038
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net income	$117,747	$62,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	263,643	256,952
Stock-based compensation	49,023	42,536
Amortization of intangible assets	49,535	50,616
Amortization of debt issuance costs and debt discounts and premiums	2,995	4,099
Provision for allowance for doubtful accounts	4,594	3,281
Impairment charges	14,448	—
Loss on debt extinguishment	382	21,491
Other items	5,157	4,504
Changes in operating assets and liabilities:
Accounts receivable	(84,350)	(71,275)
Income taxes, net	15,825	(15,381)
Other assets	(7,833)	(6,694)
Operating lease right-of-use assets	41,264	—
Operating lease liabilities	(38,886)	—
Accounts payable and accrued expenses	(11,463)	(35,143)
Other liabilities	(940)	(16,973)
Net cash provided by operating activities	421,141	300,907
Cash flows from investing activities:
Purchases of investments	(9,297)	(29,265)
Sales of investments	518	28,768
Purchases of real estate	(5,721)	(14,700)
Purchases of other property, plant and equipment	(363,967)	(349,729)
Net cash used in investing activities	(378,467)	(364,926)
Cash flows from financing activities:
Proceeds from employee equity awards	27,593	25,847
Payment of dividends and special distribution	(204,603)	(186,999)
Proceeds from public offering of common stock, net of issuance costs	1,213,434	—
Proceeds from senior notes	—	929,850
Repayments of finance lease liabilities	(31,158)	(55,787)
Repayments of mortgage and loans payable	(18,334)	(6,599)
Debt extinguishment costs	—	(20,704)
Debt issuance costs	—	(11,583)
Net cash provided by financing activities	986,932	674,025
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(1,695)	7,903
Net increase in cash, cash equivalents and restricted cash	1,027,911	617,909
Cash, cash equivalents and restricted cash at beginning of period	627,604	1,450,701
Cash, cash equivalents and restricted cash at end of period	$1,655,515	$2,068,610

Cash and cash equivalents	$1,633,844	$2,023,808
Current portion of restricted cash included in other current assets	11,305	33,460
Non-current portion of restricted cash included in other assets	10,366	11,342
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$1,655,515	$2,068,610
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Equinix, Inc. ("Equinix" or the "Company") and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The condensed consolidated balance sheet data as of December 31, 2018 has been derived from audited consolidated financial statements as of that date. The condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For further information, refer to the Consolidated Financial Statements and Notes thereto included in Equinix's Form 10-K as filed with the SEC on February 22, 2019. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.
Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Equinix and its subsidiaries, including the acquisitions of Metronode from April 18, 2018 and Infomart Dallas from April 2, 2018. All intercompany accounts and transactions have been eliminated in consolidation.
Derivatives and Hedging Activities
The Company uses derivative instruments, including foreign currency forwards and options and cross-currency interest rate swaps, to manage certain foreign currency exposures. Derivative instruments are viewed as risk management tools by the Company and are not used for speculative purposes. The Company recognizes all derivatives on the Company's condensed consolidated balance sheets at fair value. The accounting for changes in the value of a derivative depends on whether the contract qualifies and has been designated for hedge accounting. In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged and there must be documentation of the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure, and the effectiveness assessment methodology. For cash flow hedges, the Company uses regression analysis at the time they are designated to assess their effectiveness. Hedge designations are reviewed on a quarterly basis to assess whether circumstances have changed that would disrupt the hedge instrument’s relationship to the forecasted transactions or net investment.
The Company uses the forward method to assess effectiveness of qualifying foreign currency forwards that are designated as cash flow hedges, whereby, the change in the fair value of the derivative is recorded in other comprehensive income (loss) and reclassified to the same line item in the condensed consolidated statement of operations that is used to present the earnings effect of the hedged item when the hedged item affects earnings. The Company uses the spot method to assess effectiveness of qualifying foreign currency exchange options that are designated as cash flow hedges, whereby, the change in fair value due to foreign currency exchange spot rates is recorded in other comprehensive income (loss) and reclassified to the same line item in the condensed consolidated statement of operations that is used to present the earnings effect of the hedged item when the hedged item affects earnings, and the change in fair value of the excluded component is recorded in other comprehensive income (loss) and amortized on a straight-line basis to the same line item in the condensed consolidated statement of operations that is used to present the earnings effect of the hedged item. When two or more derivative instruments in combination are jointly designated as a cash flow hedging instrument, as with foreign currency exchange option collars, they are treated as a single instrument. If the hedge relationship is terminated for any derivatives designated as cash flow hedges, then the change in fair value of the derivative recorded in other comprehensive income (loss) is recognized in earnings when the previously hedged item affects earnings, consistent with the original hedge strategy. For hedge relationships discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related derivative amounts recorded in other comprehensive income (loss) are immediately recognized in earnings.
The Company uses the spot method to assess effectiveness of cross-currency interest rate swaps that are designated as net investment hedges, whereby, the change in fair value due to foreign currency exchange spot rates is recorded in other comprehensive income (loss) and the change in fair value of the excluded component is recorded in other comprehensive income (loss) and amortized to interest expense on a straight-line basis.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

From time to time, the Company also uses foreign exchange forward contracts to hedge against the effect of foreign exchange rate fluctuations on a portion of its net investment in the foreign subsidiaries. The Company uses the spot method to assess effectiveness of qualifying foreign currency forwards that are designated as net investment hedges, whereby, the change in fair value due to foreign currency exchange spot rates is recorded in other comprehensive income (loss) and the change in fair value of the excluded component is recorded in other comprehensive income (loss) and amortized to interest expense on a straight-line basis.
Foreign currency gains or losses associated with derivatives that are not designated as hedging instruments for accounting purposes are recorded within other income (expense) in the Company’s condensed consolidated statements of operations, with the exception of (i) foreign currency embedded derivatives contained in certain of the Company’s customer contracts and (ii) foreign exchange forward contracts that are entered into to hedge the accounting impact of the foreign currency embedded derivatives, which are recorded within revenues in the Company’s condensed consolidated statements of operations.
For further information on derivatives and hedging activities, see Note 5 below.
Income Taxes
The Company elected to be taxed as a real estate investment trust for federal income tax purposes ("REIT") beginning with its 2015 taxable year. As a result, the Company may deduct the distributions made to its stockholders from taxable income generated by the Company and its qualified REIT subsidiaries ("QRSs"). The Company's dividends paid deduction generally eliminates the U.S. taxable income of the Company and its QRSs, resulting in no U.S. income tax due. However, the Company's taxable REIT subsidiaries ("TRSs") continue to be subject to income taxes on any taxable income generated by them. In addition, the foreign operations of the Company will continue to be subject to local income taxes regardless of whether the foreign operations are operated as QRSs or TRSs.
The Company provides for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate is subject to change in the future due to various factors such as the operating performance of the Company, tax law changes and future business acquisitions.
The Company's effective tax rates were 26.6% and 21.0% for the three months ended March 31, 2019 and 2018, respectively.
Assets Held for Sale
Assets and liabilities to be disposed of that meet all of the criteria to be classified as held for sale as set forth in the accounting standard for impairment or disposal of long-lived assets are reported at the lower of their carrying amounts or fair values less costs to sell. Assets are not depreciated or amortized while they are classified as held for sale.
In January 2019, the Company entered into an agreement to sell its New York 12 ("NY12") data center. The assets of NY12 data center to be divested were classified as held for sale and were included within other current assets in the condensed consolidated balance sheet as of March 31, 2019. When an asset is classified as held for sale, the asset's book value is evaluated and adjusted to the lower of its carrying amount or fair value less cost to sell. Based on the analysis, the Company concluded that it would not recover the carrying value of certain of the NY12 assets. Accordingly, the Company recorded an impairment charge of $14.4 million during the three months ended March 31, 2019, reducing the carrying value of such assets to the estimated fair value less cost to sell.
Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
In June 2016, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company will adopt this new ASU on January 1, 2020. The Company expects this ASU to impact its accounting for allowances for doubtful accounts and is currently evaluating the extent of the impact that the adoption of this standard will have on its condensed consolidated financial statements.
Accounting Standards Adopted
In August 2017, FASB issued ASU 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU was issued to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and to simplify the application of the hedge accounting guidance in current GAAP. This ASU permits hedge accounting for risk components involving nonfinancial risk and interest rate risk, requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the hedged item is reported, no longer requires separate measurement and reporting of hedge ineffectiveness, eases the requirement for hedge effectiveness assessment, and requires a tabular disclosure related to the effect on the income statement of fair value and cash flow hedges. This ASU is effective for annual or any interim reporting periods beginning after December 15, 2018 with early adoption permitted.
The Company adopted ASU 2017-12 on January 1, 2019 using the modified retrospective approach. For cash flow hedges existing on the date of adoption, the Company recognized the cumulative effect of the change on the opening balance of accumulated other comprehensive income (loss) with a corresponding adjustment to the opening balance of retained earnings for amounts previously recognized in earnings related to ineffectiveness. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.
In February 2016, FASB issued ASU 2016-02, Leases and issued subsequent amendments to the initial guidance, collectively referred to as "Topic 842." Topic 842 replaces the guidance in former ASC Topic 840, Leases. The new lease guidance increases transparency and comparability among organizations by requiring the recognition of the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's future obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use ("ROU") asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Topic 842 allows entities to adopt with one of two methods: the modified retrospective transition method or the alternative transition method.
On January 1, 2019, the Company adopted Topic 842 using the alternative transition method. Therefore, results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while comparative information has not been restated and continues to be reported under accounting standards in effect for those periods. The Company recognized the cumulative effects of initially applying the standard as an adjustment to the opening balance of retained earnings in the period of adoption.
In adopting the new guidance, the Company elected to apply the package of practical expedients permitted under the transition guidance which allows the Company not to reassess (1) whether any expired or existing contracts contain leases under the new definition of a lease; (2) lease classification for any expired or existing leases; and (3) whether previously capitalized initial direct costs would qualify for capitalization under Topic 842. The Company also elected to apply the land easements practical expedient which permits the Company not to assess at transition whether any expired or existing land easements are, or contain, leases if they were not previously accounted for as leases under Topic 840.
Upon adoption of Topic 842, the Company also elected to adopt the practical expedient which allows the Company to combine qualified non-lease and lease components by underlying class of asset based, on predominance, as a lessor.  Occasionally, the Company enters into revenue contracts with customers for data center and office spaces, which contain both lease and non-lease components. In general, lease and non-lease components related to the use of space and services provided in a data center, which share the same pattern of transfer, will be combined and accounted for under ASC 606, Revenue from Contracts with Customers.  Lease and non-lease components related to the use of office space, which share the same pattern of transfer, will be combined and accounted for under Topic 842. Lease components which are not classified as operating leases do not qualify for the practical expedient. Non-lease components, which do not have similar patterns of transfers, such as professional services and goods for resale, are also excluded from combination.
Adoption of the standard had a significant impact on the Company's financial results, including the (1) recognition of new ROU assets and liabilities on its balance sheet for all operating leases; and (2) de-recognition of existing build-to-suit assets and liabilities with cumulative effects of initially applying the standard as an adjustment to the retained earnings. The cumulative effect of the changes made to its consolidated January 1, 2019 balance sheet from the adoption of Topic 842 was as follows (in thousands):

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Balance Sheet	Balances at December 31, 2018	Adjustments due to adoption of Topic 842	Balances at January 1, 2019
Assets
Other current assets	$274,857	$(15,949)	$258,908
Property, plant and equipment, net	11,026,020	(293,111)	10,732,909
Operating lease right-of-use assets	—	1,468,762	1,468,762
Intangible assets, net	2,333,296	(23,205)	2,310,091
Other assets	533,252	(63,468)	469,784
Liabilities
Current portion of operating lease liabilities	—	144,405	144,405
Current portion of finance lease liabilities	—	70,795	70,795
Current portion of capital lease and other financing obligations	77,844	(77,844)	—
Other current liabilities	126,995	(6,455)	120,540
Operating lease liabilities, less current portion	—	1,312,262	1,312,262
Finance lease liabilities, less current portion	—	1,165,188	1,165,188
Capital lease and other financing obligations, less current portion	1,441,077	(1,441,077)	—
Other liabilities	629,763	(88,272)	541,491
Equity
Retained Earnings	889,948	(5,973)	883,975

2.	Revenue
Contract Balances
The following table summarizes the opening and closing balances of the Company's accounts receivable, net; contract asset, current; contract asset, non-current; deferred revenue, current; and deferred revenue, non-current (in thousands):

	Accounts receivable, net	Contract asset, current	Contract asset, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2019	$630,119	$9,778	$16,396	$73,142	$46,641
Closing balances as of March 31, 2019	703,835	9,753	16,543	76,240	45,401
Increase/(decrease)	$73,716	$(25)	$147	$3,098	$(1,240)
The difference between the opening and closing balances of the Company's accounts receivable, net, contract assets and deferred revenues primarily results from revenue growth and the timing difference between the satisfaction of the Company's performance obligation and the customer's payment. The amounts of revenue recognized during the three months ended March 31, 2019 from the opening deferred revenue balance was $44.1 million.
Remaining performance obligations
As of March 31, 2019, approximately $7.2 billion of total revenues and deferred installation revenues are expected to be recognized in future periods, the majority of which will be recognized over the next 24 months. While initial contract terms vary in length, substantially all contracts thereafter automatically renew in one-year increments. Included in the remaining performance obligations is either 1) remaining performance obligations under the initial contract terms or 2) remaining performance obligations related to contracts in the renewal period once the initial terms have lapsed. The remaining performance obligations do not include variable consideration related to unsatisfied performance obligations such as the usage of metered power or any contracts that could be terminated without any significant penalties such as the majority of interconnection revenues. The remaining performance obligations above include revenues to be recognized in the future related to arrangements where the Company is the lessor.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net income	$117,747	$62,894
Net loss attributable to non-controlling interests	331	—
Net income attributable to Equinix	$118,078	$62,894

Weighted-average shares used to calculate basic EPS	81,814	79,241
Effect of dilutive securities:
Employee equity awards	276	408
Weighted-average shares used to calculate diluted EPS	82,090	79,649

EPS attributable to Equinix:
Basic EPS	$1.44	$0.79
Diluted EPS	$1.44	$0.79
The Company has excluded common stock related to employee equity awards in the diluted EPS calculation above of 469,000 shares and 238,000 shares for the three months ended March 31, 2019 and 2018, respectively, because their effect would be anti-dilutive.

4.	Acquisitions
2018 Acquisitions
On April 18, 2018, the Company acquired all of the equity interests in Metronode from the Ontario Teachers' Pension Plan Board for a cash purchase price of A$1.034 billion or approximately $804.6 million at the exchange rate in effect on April 18, 2018 (the "Metronode Acquisition"). Metronode operated 10 data centers in six metro areas in Australia. The acquisition supports the Company's ongoing global expansion to meet customer demand in the Asia-Pacific region.
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
Both acquisitions constitute a business under the accounting standard for business combinations and, therefore, were accounted for as business combinations using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price is allocated to the assets acquired and liabilities assumed measured at fair value on the date of acquisition. During the three months ended March 31, 2019, the Company completed the detailed valuation analysis of Metronode and Infomart Dallas to derive the fair value of assets acquired and liabilities assumed and finalized the allocation of purchase price for Metronode and Infomart Dallas. For the Metronode Acquisition, the adjustments made during the three months ended March 31, 2019 primarily resulted in a decrease in deferred tax liability and goodwill of $4.2 million and $3.7 million, respectively. No purchase price allocation adjustments were made during the three months ended March 31, 2019 for the Infomart Dallas Acquisition.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

For the Metronode Acquisition, the adjustments made from the provisional amounts reported as of June 30, 2018 primarily resulted in a decrease in property, plant and equipment, other assets, other liabilities and deferred tax assets of $10.1 million, $10.0 million, $9.7 million and $4.1 million, respectively, and an increase in goodwill, intangible assets and deferred tax liabilities of $41.6 million, $4.8 million and $31.3 million, respectively. The adjustments for the Infomart Dallas Acquisition made from the provisional amounts reported as of June 30, 2018 primarily resulted in a decrease in goodwill of $6.2 million and an increase in intangible assets of $4.6 million. The changes in fair value of acquired assets and liabilities assumed did not have a significant impact on the Company's results of operations for any reporting periods prior to March 31, 2019.
A summary of the final allocation of total purchase consideration is presented as follows (in thousands):

	Metronode	Infomart Dallas
Cash and cash equivalents	$3,206	$17,432
Accounts receivable	8,318	637
Other current assets	9,421	395
Property, plant, and equipment	297,092	362,023
Intangible assets	128,229	65,847
Goodwill	410,188	197,378
Other assets (1)	44,373	—
Total assets acquired	900,827	643,712
Accounts payable and accrued liabilities	(17,104)	(5,056)
Other current liabilities	(2,038)	(2,141)
Deferred tax liabilities	(31,281)	—
Other liabilities (1)	(45,851)	(4,723)
Net assets acquired	$804,553	$631,792

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
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill is attributable to the workforce of the acquired business and the projected revenue increase expected to arise from future customers after the Metronode and Infomart Dallas acquisitions. Goodwill from the acquisition of Metronode is not amortizable for local tax purposes and is attributable to the Company's Asia-Pacific region. Goodwill from the acquisition of Infomart Dallas is deductible for local tax purposes and is attributable to the Company's Americas region. Operating results of Metronode and Infomart Dallas have been reported in the Asia-Pacific and Americas regions, respectively.
For the three months ended March 31, 2019, the Company's results of operations include $27.2 million of revenues and insignificant net income from operations from the combined operations of Metronode and Infomart Dallas.

5.	Derivatives and Hedging Activities
Derivatives Designated as Hedging Instruments
Net Investment Hedges. The Company is exposed to the impact of foreign exchange rate fluctuations on the value of investments in its foreign subsidiaries whose functional currencies are other than the U.S. Dollar. In order to mitigate the impact of foreign currency exchange rates, the Company has entered into various foreign currency debt obligations, which are designated as hedges against the Company's net investments in foreign subsidiaries. As of March 31, 2019 and December 31, 2018, the total principal amounts of foreign currency debt obligations designated as net investment hedges were $4,113.0 million and $4,139.8 million, respectively.
The Company also uses cross-currency interest rate swaps to hedge a portion of its net investment in its European operations. As of March 31, 2019, U.S. Dollar to Euro cross-currency interest rate swap contracts with a total notional amount of $750.0 million were outstanding, with maturity dates in April 2022, January 2024 and January 2025. At maturity of each outstanding contract, the Company will receive U.S. Dollars from and pay Euros to the contract counterparty. During the term of each contract, the Company receives interest payments in U.S. Dollars and makes interest payments in Euros based on a notional amount and fixed interest rates determined at contract inception. The Company did not have any cross-currency interest rate swaps outstanding as of December 31, 2018.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The effect of net investment hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended March 31,
		2019	2018
Foreign currency debt		$63,914	$(74,272)
Cross-currency interest rate swaps (included component) (1)		15,515	—
Cross-currency interest rate swaps (excluded component) (2)		(2,590)	—
Total		$76,839	$(74,272)

Amount of gain or (loss) recognized in earnings:
		Three Months Ended March 31,
	Location of gain or (loss)	2019	2018
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$4,163	$—
Total		$4,163	$—

(1)	Included component represents foreign exchange spot rates.

(2)	Excluded component represents cross-currency basis spread and interest rates.
Cash Flow Hedges. The Company hedges its foreign currency translation exposure for forecasted revenues and expenses in its EMEA region between the U.S. Dollar and the British Pound, Euro, Swedish Krona and Swiss Franc. The foreign currency forward contracts that the Company uses to hedge this exposure are designated as cash flow hedges. As of March 31, 2019 and December 31, 2018, the total notional amounts of these foreign exchange contracts were $874.4 million and $760.9 million, respectively.
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
The effect of cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended March 31,
		2019	2018
Foreign currency forward contracts		$10,965	$(5,441)

Amount of gain or (loss) reclassified from accumulated other comprehensive income to income:
		Three Months Ended March 31,
	Location of gain or (loss)	2019	2018
Foreign currency forward contracts	Revenues	$9,861	$(18,415)
Foreign currency forward contracts	Cost of revenues	(5,329)	9,323
Total		$4,532	$(9,092)

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

During the three months ended March 31, 2019 and 2018, the amounts of net gain or loss attributable to excluded components of cash flow hedges recognized in other comprehensive income and net income were not significant.
As of March 31, 2019, the Company's cash flow hedge instruments had maturity dates ranging from April 2019 to March 2021 and the Company recorded a net gain of $30.3 million within accumulated other comprehensive income (loss) relating to cash flow hedges that will be reclassified to revenues and expenses as they mature in the next 12 months. As of December 31, 2018, the Company's cash flow hedge instruments had maturity dates ranging from January 2019 to December 2020 and the Company recorded a net gain of $21.4 million within accumulated other comprehensive income (loss) relating to cash flow hedges that will be reclassified to revenues and expenses as they mature in the next 12 months.
Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. The Company is deemed to have foreign currency forward contracts embedded in certain of the Company's customer agreements that are priced in currencies different from the functional or local currencies of the parties involved. These embedded derivatives are separated from their host contracts and carried on the Company's balance sheet at their fair value. The majority of these embedded derivatives arise as a result of the Company's foreign subsidiaries pricing their customer contracts in U.S. Dollar.
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
Foreign Currency Forward Contracts. The Company also uses foreign currency forward contracts to manage the foreign exchange risk associated with certain foreign currency-denominated monetary assets and liabilities. As a result of foreign currency fluctuations, the U.S. Dollar equivalent values of its foreign currency-denominated monetary assets and liabilities change. Gains and losses on these contracts are included in other income (expense), on a net basis, along with the foreign currency gains and losses of the related foreign currency-denominated monetary assets and liabilities associated with these foreign currency forward contracts. As of March 31, 2019 and December 31, 2018, the total notional amounts of these foreign currency contracts were $1,686.4 million and $1,500.4 million, respectively.
The following table presents the effect of derivatives not designated as hedging instruments in the Company's condensed consolidated statements of operations (in thousands):

Amount of gain or (loss) recognized in earnings:
		Three Months Ended March 31,
	Location of gain or (loss)	2019	2018
Embedded derivatives	Revenues	$907	$(2,445)
Economic hedge of embedded derivatives	Revenues	(57)	530
Foreign currency forward contracts	Other income (expense)	8,351	(4,120)
Total		$9,201	$(6,035)

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Fair Value of Derivative Instruments
The following table presents the fair value of derivative instruments recognized in the Company's condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019		December 31, 2018
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Designated as hedging instruments:
Cash flow hedges
Foreign currency forward contracts	$46,383	$373	$38,606	$865
Net investment hedges
Cross-currency interest rate swaps	12,925	—	—	—
Total designated as hedging	59,308	373	38,606	865

Not designated as hedging instruments:
Embedded derivatives	4,998	1,890	4,656	2,426
Economic hedges of embedded derivatives	—	557	525	180
Foreign currency forward contracts	13,047	244	29,287	6,269
Total not designated as hedging	18,045	2,691	34,468	8,875
Total Derivatives	$77,353	$3,064	$73,074	$9,740

(1)	As presented in the Company's condensed consolidated balance sheets within other current assets and other assets.

(2)	As presented in the Company's condensed consolidated balance sheets within other current liabilities and other liabilities.
Offsetting Derivative Assets and Liabilities
The Company presents its derivative instruments and the accrued interest related to cross-currency interest rate swaps at gross fair values in the condensed consolidated balance sheets. The Company enters into master netting agreements with its counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default. For presentation on the condensed consolidated balance sheets, the Company does not offset fair value amounts recognized for derivative instruments or the accrued interest related to cross-currency interest rate swaps under master netting arrangements. The following table presents information related to these offsetting arrangements as of March 31, 2019 and December 31, 2018 (in thousands):

	Gross Amounts Offset in Consolidated Balance Sheet
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Net Amounts	Gross Amounts not Offset in the Balance Sheet	Net
March 31, 2019
Derivative assets	$86,391	$—	$86,391	$(6,001)	$80,390
Derivative liabilities	7,891	—	7,891	(6,001)	1,890

December 31, 2018
Derivative assets	$73,074	$—	$73,074	$(6,517)	$66,557
Derivative liabilities	9,740	—	9,740	(6,517)	3,223

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.	Fair Value Measurements
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
The Company uses the specific identification method in computing realized gains and losses. Realized gains and losses on the investments are included within other income (expense) in the Company's condensed consolidated statements of operations. Publicly traded equity securities are measured at fair value with changes in the fair values recognized within other income (expense) in the Company's condensed consolidated statements of operations.
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
The Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.
The Company's financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 were as follows (in thousands):

	Fair Value at March 31, 2019	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Cash	$830,918	$830,918	$—
Money market and deposit accounts	602,927	602,927	—
Publicly traded equity securities	2,231	2,231	—
Certificates of deposit	211,601	—	211,601
Derivative instruments (1)	77,353	—	77,353
Total	$1,725,030	$1,436,076	$288,954
Liabilities:
Derivative instruments (1)	$3,064	$—	$3,064

(1)	Amounts are included within other current assets, other assets, others current liabilities and other liabilities in the Company's accompanying condensed consolidated balance sheet.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 were as follows (in thousands):

	Fair Value at December 31, 2018	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Cash	$486,648	$486,648	$—
Money market and deposit accounts	119,518	119,518	—
Publicly traded equity securities	1,717	1,717	—
Certificates of deposit	2,823	—	2,823
Derivative instruments (1)	73,074	—	73,074
Total	$683,780	$607,883	$75,897
Liabilities:
Derivative instruments (1)	$9,740	$—	$9,740

(1)	Amounts are included within other current assets, other assets, other current liabilities and other liabilities in the Company's accompanying condensed consolidated balance sheet.
The Company did not have any Level 3 financial assets or financial liabilities as of March 31, 2019 and December 31, 2018.

7.	Leases
The Company determines if an arrangement is or contains a lease at inception. The Company enters into lease arrangements primarily for data center spaces, office spaces and equipment. The Company recognizes a ROU asset and lease liability on the condensed consolidated balance sheet for all leases with a term longer than 12 months. The leases have remaining lease terms of 1 year to 47 years. As of March 31, 2019, the Company recorded finance lease assets of $996.9 million, net of accumulated amortization of $430.9 million, within the property, plant and equipment, net.
ROU assets represent the Company's right to use an underlying asset for the lease term. Lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and liabilities are classified and recognized at the commencement date. ROU liabilities are measured based on the present value of fixed lease payments over the lease term. ROU assets consist of (i) initial measurement of the lease liability; (ii) lease payments made to the lessor at or before the commencement date less any lease incentives received; and (iii) initial direct costs incurred by the Company. Lease payments may vary because of changes in facts or circumstances occurring after the commencement, including changes in inflation indices. Variable lease payments are excluded from the measurement of ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Since most of the Company's leases do not provide an implicit rate, the Company uses its own incremental borrowing rate ("IBR") on a collateralized basis in determining the present value of lease payments. The Company utilizes a market-based approach to estimate the IBR for each individual lease. The approach requires significant judgment. Therefore, the Company utilizes different data sets to estimate IBRs via an analysis of (i) yields on our outstanding public debt; (ii) yields on comparable credit rating composite curves; (iii) sovereign curve rates; and (iv) historical difference in yields on the curves of our secured and unsecured rated debt. The Company also applies adjustments to account for considerations related to (i) tenor and (ii) country credit rating that may not be fully incorporated by the aforementioned data sets.
The majority of the Company's lease arrangements include options to extend the lease. If the Company is reasonably certain to exercise such options, the periods covered by the options are included in the lease term. The depreciable lives of certain fixed assets and leasehold improvements are limited by the expected lease term. The Company has certain leases with an initial term of 12 months or less. For such leases, the Company elects not to recognize any ROU asset or lease liability on the condensed consolidated balance sheet. The Company has lease agreements with lease and non-lease components. The Company elects to account for the lease and non-lease components as a single lease component for all classes of underlying assets for which the Company has identified lease arrangements.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Lease Expenses
The components of lease expenses are as follows (in thousands):

Three Months Ended March 31, 2019
Finance lease cost
Amortization of right-of-use assets (1)	$20,086
Interest on lease liabilities	27,523
Total finance lease cost	47,609

Operating lease cost	51,639
Total lease cost	$99,248

(1) Amortization of right-of-use assets is included with depreciation expense, and is recorded within cost of revenues, sales and marketing and general and administrative expenses in the condensed consolidated statements of operations.
Other Information
Other information related to leases is as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$26,604
Operating cash flows from operating leases	49,262
Financing cash flows from finance leases	31,158

Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$16,307
Operating leases	28,987

Weighted-average remaining lease term - finance leases (1)	14 years
Weighted-average remaining lease term - operating leases (1)	13 years
Weighted-average discount rate - finance leases	10%
Weighted-average discount rate - operating leases	4%

(1) Includes lease renewal options that are reasonably certain to be exercised.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Maturities of Lease Liabilities
Maturities of lease liabilities under Topic 842 as of March 31, 2019 are as follows (in thousands):

	Operating leases	Finance leases	Total
2019 (9 months remaining)	$136,590	$113,850	$250,440
2020	192,859	158,582	351,441
2021	179,696	157,629	337,325
2022	172,042	158,349	330,391
2023	156,559	159,578	316,137
Thereafter	1,162,046	1,601,646	2,763,692
Total lease payments	1,999,792	2,349,634	4,349,426
Plus amount representing residual property value	—	18,654	18,654
Less amount representing interest	(551,108)	(1,146,030)	(1,697,138)
Total	$1,448,684	$1,222,258	$2,670,942
For the year ended December 31, 2018, the Company's operating lease, capital lease and other financing obligations under ASC Topic 840 are summarized as follows (in thousands):

	Capital Lease Obligations	Other Financing Obligations (1)	Total Capital Lease and Other Financing Obligations	Operating Leases
2019	$103,859	$80,292	$184,151	$187,280
2020	97,326	73,266	170,592	179,515
2021	95,414	73,672	169,086	166,159
2022	94,954	73,856	168,810	158,115
2023	95,463	69,423	164,886	147,677
Thereafter	878,755	722,496	1,601,251	1,130,494
Total minimum lease payments	1,365,771	1,093,005	2,458,776	1,969,240
Plus amount representing residual property value	—	389,643	389,643	—
Less amount representing interest	(602,026)	(727,472)	(1,329,498)	—
Present value of net minimum lease payments	763,745	755,176	1,518,921	1,969,240
Less current portion	(43,498)	(34,346)	(77,844)	—
Total	$720,247	$720,830	$1,441,077	$1,969,240

(1)     Other financing obligations are primarily related to build-to-suit arrangements.
The Company entered into agreements with various landlords primarily to lease data center spaces which have not yet commenced as of March 31, 2019. These leases will commence between fiscal years 2019 and 2020, with lease terms of 5 to 29 years and a total lease commitment of approximately $273.7 million.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

8.	Debt Facilities
Mortgage and Loans Payable
As of March 31, 2019 and December 31, 2018, the Company's mortgage and loans payable consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Term loans	$1,321,371	$1,344,482
Mortgage payable and loans payable	42,454	44,042
	1,363,825	1,388,524
Less amount representing unamortized debt discount and debt issuance cost	(6,105)	(6,614)
Add amount representing unamortized mortgage premium	1,825	1,882
	1,359,545	1,383,792
Less current portion	(72,796)	(73,129)
Total	$1,286,749	$1,310,663
Senior Notes
As of March 31, 2019 and December 31, 2018, the Company's senior notes consisted of the following (in thousands):

	March 31, 2019		December 31, 2018
	Amount	Effective Rate	Amount	Effective Rate
5.000% Infomart Senior Notes	$750,000	4.40%	$750,000	4.40%
5.375% Senior Notes due 2022	750,000	5.56%	750,000	5.56%
5.375% Senior Notes due 2023	1,000,000	5.51%	1,000,000	5.51%
2.875% Euro Senior Notes due 2024	841,500	3.08%	859,125	3.08%
5.750% Senior Notes due 2025	500,000	5.88%	500,000	5.88%
2.875% Euro Senior Notes due 2025	1,122,000	3.04%	1,145,500	3.04%
5.875% Senior Notes due 2026	1,100,000	6.03%	1,100,000	6.03%
2.875% Euro Senior Notes due 2026	1,122,000	3.04%	1,145,500	3.04%
5.375% Senior Notes due 2027	1,250,000	5.51%	1,250,000	5.51%
	8,435,500		8,500,125
Less amount representing unamortized debt issuance cost	(71,578)		(75,372)
Add amount representing unamortized debt premium	3,951		5,031
	8,367,873		8,429,784
Less current portion	(300,488)		(300,999)
Total	$8,067,385		$8,128,785

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Maturities of Debt Instruments
The following table sets forth maturities of the Company's debt, including mortgage and loans payable, and senior notes, gross of debt issuance costs, debt discounts and debt premiums, as of March 31, 2019 (in thousands):

Years ending:
2019 (9 months remaining)	$354,653
2020	373,127
2021	222,777
2022	1,910,324
2023	1,002,462
Thereafter	5,937,807
Total	$9,801,150
Fair Value of Debt Instruments
The following table sets forth the estimated fair values of the Company's mortgage and loans payable and senior notes, including current maturities, as of (in thousands):

	March 31, 2019	December 31, 2018
Mortgage and loans payable	$1,369,241	$1,389,632
Senior notes	8,721,018	8,422,211
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
Interest Charges
The following table sets forth total interest costs incurred and total interest costs capitalized for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest expense	$122,846	$126,277
Interest capitalized	9,854	3,314
Interest charges incurred	$132,700	$129,591
Total interest paid, net of capitalized interest, during the three months ended March 31, 2019 and 2018 was $136.3 million and $103.7 million, respectively.

9.	Commitments and Contingencies
Commitments
As a result of the Company's various IBX data center expansion projects, as of March 31, 2019, the Company was contractually committed for approximately $0.8 billion of unaccrued capital expenditures, primarily for IBX infrastructure equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. The Company also had numerous other, non-capital purchase commitments in place as of March 31, 2019, such as commitments to purchase power in select locations through the remainder of 2019 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2019 and thereafter. Such other miscellaneous purchase commitments totaled approximately $0.9 billion as of March 31, 2019. In addition, the Company entered

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

into lease agreements in various locations that have not yet commenced as of March 31, 2019. For further information on lease commitments, see Note 7 above.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

10.	Stockholders' Equity
Stockholders' Equity Rollforward
The following tables provide a rollforward of stockholders' equity for the three months ended March 31, 2019 and 2018 (in thousands):

							AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	81,119,117	$81	(396,859)	$(145,161)	$10,751,313	$(3,331,200)	$(945,702)	$889,948	$7,219,279	$—	$7,219,279
Adjustment from adoption of new accounting standard update	—	—	—	—	—	—	—	(5,973)	(5,973)	—	(5,973)
Net income (loss)	—	—	—	—	—	—	—	118,078	118,078	(331)	117,747
Other comprehensive income	—	—	—	—	—	—	3,337	—	3,337	7	3,344
Issuance of common stock and release of treasury stock for employee equity awards	360,464	—	1,706	360	27,233	—	—	—	27,593	—	27,593
Issuance of common stock for equity offering	2,985,575	3	—	—	1,213,431	—	—	—	1,213,434	—	1,213,434
Dividend distribution on common stock, $2.46 per share	—	—	—	—	—	(198,933)	—	—	(198,933)	—	(198,933)
Settlement of accrued dividends on vested equity awards	—	—	—	—	284	(387)	—	—	(103)	—	(103)
Accrued dividends on unvested equity awards	—	—	—	—	—	(2,395)	—	—	(2,395)	—	(2,395)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	50,795	—	—	—	50,795	—	50,795
Balance as of March 31, 2019	84,465,156	$84	(395,153)	$(144,801)	$12,043,056	$(3,532,915)	$(942,365)	$1,002,053	$8,425,112	$(324)	$8,424,788

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

					Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	79,440,404	$79	(402,342)	$(146,320)	$10,121,323	$(2,592,792)	$(785,189)	$252,689	$6,849,790
Adjustment from adoption of new accounting standard update	—	—	—	—	—	—	(2,124)	271,900	269,776
Net income	—	—	—	—	—	—	—	62,894	62,894
Other comprehensive income	—	—	—	—	—	—	69,144	—	69,144
Issuance of common stock and release of treasury stock for employee equity awards	416,512	1	2,957	625	25,221	—	—	—	25,847
Dividend distribution on common stock, $2.28 per share	—	—	—	—	—	(180,640)	—	—	(180,640)
Settlement of accrued dividends on vested equity awards	—	—	—	—	1,795	(530)	—	—	1,265
Accrued dividends on unvested equity awards	—	—	—	—	—	(2,216)	—	—	(2,216)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	44,691	—	—	—	44,691
Balance as of March 31, 2018	79,856,916	$80	(399,385)	$(145,695)	$10,193,030	$(2,776,178)	$(718,169)	$587,483	$7,140,551

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by components are as follows (in thousands):

	Balance as of December 31, 2018	Net Change	Balance as of March 31, 2019
Foreign currency translation adjustment ("CTA") loss	$(998,603)	$(81,726)	$(1,080,329)
Unrealized gain on cash flow hedges (1)	19,480	8,224	27,704
Net investment hedge CTA gain (1)	34,325	76,850	111,175
Net actuarial loss on defined benefit plans (2)	(904)	(11)	(915)
Accumulated other comprehensive loss attributable to Equinix	$(945,702)	$3,337	$(942,365)

(1)	Refer to Note 5 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income.

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

Changes in foreign currencies can have a significant impact to the Company's consolidated balance sheets (as evidenced above in the Company's foreign currency translation loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translated into more U.S. Dollars when the U.S. Dollar weakens or less U.S. Dollars when the U.S. Dollar strengthens. As of March 31, 2019, the U.S. Dollar was generally stronger relative to certain of the currencies of the foreign countries in which the Company operates as compared to December 31, 2018. This overall strengthening of the U.S. Dollar had an overall unfavorable impact on the Company's condensed consolidated financial position because the foreign denominations translated into less U.S. Dollars as evidenced by an increase in foreign currency translation loss for the three months ended March 31, 2019 as reflected in the above table. In future periods, the volatility of the U.S. Dollar as compared to the other currencies in which the Company operates could have a significant impact on its condensed consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.
Common Stock
In March 2019, the Company issued and sold 2,985,575 shares of common stock in a public offering pursuant to a registration statement and a related prospectus and prospectus supplement. The shares issued and sold included the full exercise of the underwriters' option to purchase 389,422 additional shares. The Company received net proceeds of approximately $1,213.4 million, net of underwriting discounts, commissions and offering expenses.
In August 2017, the Company established an "at-the-market" equity offering program (the "2017 ATM Program") under which the Company may, from time to time, issue and sell shares of its common stock to or through sales agents up to an aggregate of $750.0 million. For the three months ended March 31, 2018, no sales occurred through the 2017 ATM program. As of December 31, 2018, no shares remained available for sale under the 2017 ATM Program. In December 2018, the Company launched another ATM program, under which it may offer and sell from time to time up to an aggregate of $750.0 million of its common stock in "at the market" transactions (the "2018 ATM Program"). As of March 31, 2019, no sales have been made under the 2018 ATM Program.
Stock-Based Compensation
For the three months ended March 31, 2019, the Compensation Committee and/or the Stock Award Committee of the Company's Board of Directors, as the case may be, approved the issuance of an aggregate of 647,243 shares of restricted stock units to certain employees, including executive officers, pursuant to the 2000 Equity Incentive Plan. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $429.03 and a weighted-average requisite service period of 3.67 years. The valuation of restricted stock units with only a service condition or a service and performance condition require no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of the Company's stock price on the date of grant. The Company used revenues and adjusted funds from operations ("AFFO") per share as the performance measurements in the restricted stock units with both service and performance conditions that were granted in the three months ended March 31, 2019.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company uses a Monte Carlo simulation option-pricing model to determine the fair value of restricted stock units with a service and market condition. The Company used total shareholder return ("TSR") as the performance measurement in the restricted stock units with a service and market condition that were granted in the three months ended March 31, 2019. There were no significant changes in the assumptions used to determine the fair value of restricted stock units with a service and market condition that were granted in 2019 compared to the prior year.
The following table presents, by operating expense category, the Company's stock-based compensation expense recognized in the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenues	$5,012	$3,899
Sales and marketing	13,301	11,706
General and administrative	30,710	26,931
Total	$49,023	$42,536

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.	Segment Information
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
The following tables present revenue information disaggregated by product lines and geographic areas (in thousands):

	Three Months Ended March 31, 2019
	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$439,981	$331,125	$209,665	$980,771
Interconnection	138,563	37,525	36,696	212,784
Managed infrastructure	21,787	29,088	21,920	72,795
Other (1)	5,979	2,499	—	8,478
Recurring revenues	606,310	400,237	268,281	1,274,828
Non-recurring revenues	38,056	34,423	15,911	88,390
Total	$644,366	$434,660	$284,192	$1,363,218

(1) Includes some leasing and hedging activities.

	Three Months Ended March 31, 2018
	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$427,125	$288,061	$166,198	$881,384
Interconnection	129,253	34,977	30,769	194,999
Managed infrastructure	18,535	30,686	22,180	71,401
Other (1)	1,079	1,766	—	2,845
Recurring revenues	575,992	355,490	219,147	1,150,629
Non-recurring revenues	26,635	24,140	14,473	65,248
Total	$602,627	$379,630	$233,620	$1,215,877

(1) Includes some leasing and hedging activities.
No single customer accounted for 10% or greater of the Company's accounts receivable or revenues for the three months ended March 31, 2019 and 2018.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company defines adjusted EBITDA as income from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gain on asset sales as presented below (in thousands):

	Three Months Ended March 31,
	2019	2018
Adjusted EBITDA:
Americas	$307,838	$291,549
EMEA	199,072	166,178
Asia-Pacific	153,245	121,788
Total adjusted EBITDA	660,155	579,515
Depreciation, amortization and accretion expense	(314,705)	(306,465)
Stock-based compensation expense	(49,023)	(42,536)
Impairment charges	(14,448)	—
Acquisition costs	(2,471)	(4,639)
Income from operations	$279,508	$225,875

The Company also provides the following additional segment disclosures (in thousands):

	Three Months Ended March 31,
	2019	2018
Depreciation and amortization:
Americas	$166,770	$157,578
EMEA	84,165	93,280
Asia-Pacific	62,243	56,710
Total	$313,178	$307,568
Capital expenditures:
Americas	$144,495	$147,329
EMEA	164,355	154,391
Asia-Pacific	55,117	48,009
Total	$363,967	$349,729
The Company's long-lived assets are located in the following geographic areas as of (in thousands):

	March 31, 2019	December 31, 2018
Americas	$4,982,068	$5,010,507
EMEA	3,773,205	3,726,596
Asia-Pacific	2,142,937	2,288,917
Total long-lived assets	$10,898,210	$11,026,020

12.	Subsequent Events
On May 1, 2019, the Company declared a quarterly cash dividend of $2.46 per share, which is payable on June 19, 2019 to the Company's common stockholders of record as of the close of business on May 22, 2019.
On April 18, 2019, the Company completed the acquisition of Switch Datacenters' AMS1 data center business in Amsterdam, Netherlands, for a cash purchase price of approximately €30.6 million or approximately $34.3 million, at the exchange rate in

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

effect on April 18, 2019. The operating results of the acquisition will be reported in the EMEA region following the date of acquisition. The valuation of assets acquired and liabilities assumed are still being appraised by a third-party and the purchase price allocation is not yet complete.

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
In March 2019, as more fully described in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we issued and sold 2,985,575 shares of common stock in a public equity offering. We received net proceeds of approximately $1,213.4 million, net of underwriting discounts, commissions and offering expenses.
Overview
Equinix provides global data center offerings that protect and connect the world's most valued information assets. Global enterprises, financial services companies and content and network service providers rely upon Equinix's leading insight and data centers around the world for the safehousing of their critical IT equipment and the ability to directly connect to the networks that enable today's information-driven economy. Recent IBX openings and acquisitions have expanded our total global footprint to 202 IBX data centers across 52 markets around the world. Equinix offers the following solutions: (i) premium data center colocation, (ii) interconnection and exchange and (iii) outsourced IT infrastructure solutions. As of March 31, 2019, we operated or had partner IBX data centers in Brazil, Canada, Colombia and throughout the U.S. in the Americas region; Bulgaria, Finland, France, Germany, Ireland, Italy, the Netherlands, Poland, Portugal, Spain, Sweden, Switzerland, Turkey, the United Arab Emirates and the United Kingdom in the EMEA region; and Australia, China, Hong Kong, Indonesia, Japan and Singapore in the Asia-Pacific region.
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

Our cabinet utilization rates were approximately 80%, as of March 31, 2019, and 80%, excluding data centers acquired from Itconic and Zenium, as of March 31, 2018. Excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our cabinet utilization rate would have increased to approximately 83% as of March 31, 2019. Our cabinet utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.
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
Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during any given quarter of the past three years, more than half of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. During both the three months ended March 31, 2019 and 2018, our largest customer accounted for approximately 3% of our recurring revenues. Our 50 largest customers accounted for approximately 39% and 38%, respectively, of our recurring revenues for the three months ended March 31, 2019 and 2018.
Our non-recurring revenues are primarily comprised of installation services related to a customer's initial deployment and professional services we perform. These services are considered to be non-recurring because they are billed typically once, upon completion of the installation or the professional services work performed. The majority of these non-recurring revenues are typically billed on the first invoice distributed to the customer in connection with their initial installation. However, revenues from installation services are deferred and recognized ratably over the period of the contract term. Additionally, revenue from contract settlements, when a customer wishes to terminate their contract early, is generally treated as a contract modification and recognized ratably over the remaining term of the contract, if any. As a percentage of total revenues, we expect non-recurring revenues to represent less than 10% of total revenues for the foreseeable future.
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
Taxation as a REIT
We elected to be taxed as a real estate investment trust for federal income tax purposes ("REIT") beginning with our 2015 taxable year. As of March 31, 2019, our REIT structure included all of our data center operations in the U.S., Canada, Japan and the data center operations in EMEA with the exception of Bulgaria, United Arab Emirates and a portion of Turkey. Our data center operations in other jurisdictions are operated as taxable REIT subsidiaries ("TRSs").
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
On March 20, 2019, we paid a quarterly cash dividend of $2.46 per share. We expect the amount of all of our 2019 quarterly distributions and other applicable distributions to equal or exceed the REIT's taxable income to be recognized in 2019.
We continue to monitor our REIT compliance in order to maintain our qualification for federal income taxation as a REIT. For this and other reasons, as necessary, we may convert some of our data center operations in other countries into the REIT structure in future periods.
Results of Operations
Our results of operations for the three months ended March 31, 2019 include the results of operations from the Metronode Acquisition from April 18, 2018 and the Infomart Dallas Acquisition from April 2, 2018.

Three Months Ended March 31, 2019 and 2018
Revenues. Our revenues for the three months ended March 31, 2019 and 2018 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three Months Ended March 31,				% Change
	2019	%	2018	%	Actual	Constant Currency (1)
Americas:
Recurring revenues	$606,310	44%	$575,992	48%	5%	7%
Non-recurring revenues	38,056	3%	26,635	2%	43%	44%
	644,366	47%	602,627	50%	7%	8%
EMEA:
Recurring revenues	400,237	29%	355,490	29%	13%	21%
Non-recurring revenues	34,423	3%	24,140	2%	43%	54%
	434,660	32%	379,630	31%	14%	23%
Asia-Pacific:
Recurring revenues	268,281	20%	219,147	18%	22%	26%
Non-recurring revenues	15,911	1%	14,473	1%	10%	14%
	284,192	21%	233,620	19%	22%	25%
Total:
Recurring revenues	1,274,828	93%	1,150,629	95%	11%	15%
Non-recurring revenues	88,390	7%	65,248	5%	35%	41%
	$1,363,218	100%	$1,215,877	100%	12%	16%

(1)	As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.
Americas Revenues. As compared to the three months ended March 31, 2018, revenues for our Americas region for the three months ended March 31, 2019 included approximately $10.6 million of incremental revenues from the Infomart Dallas Acquisition, which closed in April 2018. Excluding revenues attributable to the Infomart Dallas Acquisition, our Americas revenue growth was primarily due to (i) approximately $18.8 million of revenues generated from our recently-opened IBX data centers or IBX data center expansions in the Dallas, Washington, D.C., Miami, São Paulo, Culpepper, Houston, Seattle and Silicon Valley metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended March 31, 2019, foreign currency fluctuations resulted in approximately $7.5 million of unfavorable foreign currency impact to our Americas revenues primarily due to a generally stronger U.S. Dollar relative to the Brazilian Real during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
EMEA Revenues. Our EMEA revenue growth was primarily due to (i) approximately $28.5 million of revenues from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Frankfurt, London and Paris metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended March 31, 2019, foreign currency fluctuations resulted in approximately $33.1 million of unfavorable foreign currency impact to our EMEA revenues primarily due to a generally stronger U.S. Dollar relative to the Euro and British Pound during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The foreign currency impact to EMEA revenues was partially offset by realized cash flow hedge gains.
Asia-Pacific Revenues. Revenues for our Asia-Pacific region for the three months ended March 31, 2019 included approximately $16.6 million of incremental revenues attributable to the Metronode Acquisition, which closed in April 2018. Excluding revenues attributable to the Metronode Acquisition, our Asia-Pacific revenue growth was primarily due to (i) approximately $15.4 million of revenue generated from our recently-opened IBX data center expansions in the Hong Kong, Melbourne and Singapore metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended March 31, 2019, foreign currency fluctuations resulted in approximately $8.2 million of net unfavorable foreign currency impact to our Asia-Pacific revenues primarily due to a generally stronger U.S. Dollar relative to the Australian Dollar and Singapore Dollar during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Cost of Revenues. Our cost of revenues for the three months ended March 31, 2019 and 2018 were split among the following geographic regions (dollars in thousands):

	Three Months Ended March 31,				% Change
	2019	%	2018	%	Actual	Constant Currency
Americas	$285,659	42%	$265,141	43%	8%	10%
EMEA	242,454	35%	226,170	36%	7%	15%
Asia-Pacific	153,917	23%	131,119	21%	17%	20%
Total	$682,030	100%	$622,430	100%	10%	14%

	Three Months Ended March 31,
	2019	2018
Cost of revenues as a percentage of revenues:
Americas	44%	44%
EMEA	56%	60%
Asia-Pacific	54%	56%
Total	50%	51%
Americas Cost of Revenues. As compared to the three months ended March 31, 2018, cost of revenues for our Americas region for the three months ended March 31, 2019 included approximately $9.9 million incremental cost of revenues from the Infomart Dallas Acquisition. Excluding the impact from this acquisition, the increase in our Americas cost of revenues for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to i) an increase in costs of custom service orders of $8.0 million and ii) an increase in bandwidth costs of $3.3 million. During the three months ended March 31, 2019, foreign currency fluctuations resulted in approximately $5.1 million of net favorable foreign currency impact to our Americas cost of revenues primarily due to a generally stronger U.S. Dollar relative to the Brazilian Real during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. We expect Americas cost of revenues to increase as we continue to grow our business, including from the results of recent acquisitions.
EMEA Cost of Revenues. The increase in our EMEA cost of revenues was primarily due to (i) $17.8 million of higher other cost of sales, primarily consisting of costs of custom service orders and realized cash flow hedge losses and (ii) $10.1 million of higher utilities costs driven by IBX expansions, increased usage and price increases in London, the Netherlands and Frankfurt, partially offset by i) a decrease of $5.9 million in depreciation expense and (ii) $3.9 million lower outside services consulting fees. During the three months ended March 31, 2019, foreign currency fluctuations resulted in approximately $18.6 million of net favorable foreign currency impact to our EMEA cost of revenues primarily due to a generally stronger U.S. Dollar relative to the Euro and British Pound during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. We expect EMEA cost of revenues to increase as we continue to grow our business.
Asia-Pacific Cost of Revenues. Cost of revenues for our Asia-Pacific region for the three months ended March 31, 2019 included approximately $11.2 million incremental cost of revenues from the Metronode Acquisition. Excluding the impact from the Metronode Acquisition, the increase in our Asia-Pacific cost of revenues for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily due to $11.7 million of higher utilities, rent and facility costs, primarily driven by expansions, higher rates and increased usage in Hong Kong, Japan and Singapore. During the three months ended March 31, 2019, foreign currency fluctuations resulted in approximately $3.9 million of net favorable foreign currency impact to our Asia-Pacific cost of revenues primarily due to a generally stronger U.S. Dollar relative to the Australian Dollar during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. We expect our Asia-Pacific cost of revenues to increase as we continue to grow our business, including from the impact of the Metronode Acquisition.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended March 31, 2019 and 2018 were split among the following geographic regions (dollars in thousands):

	Three Months Ended March 31,				% Change
	2019	%	2018	%	Actual	Constant Currency
Americas	$105,038	62%	$97,963	61%	7%	8%
EMEA	41,202	24%	40,063	25%	3%	10%
Asia-Pacific	23,475	14%	21,750	14%	8%	11%
Total	$169,715	100%	$159,776	100%	6%	9%

	Three Months Ended March 31,
	2019	2018
Sales and marketing expenses as a percentage of revenues:
Americas	16%	16%
EMEA	9%	11%
Asia-Pacific	8%	9%
Total	12%	13%
Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses was primarily due to $5.2 million of higher compensation costs, including general salaries, bonuses, stock-based compensation, and headcount growth (720 Americas sales and marketing employees as of March 31, 2019 versus 631 as of March 31, 2018). For the three months ended March 31, 2019, the impact of foreign currency fluctuations on our Americas sales and marketing expenses was not significant when compared to average exchange rates of the three months ended March 31, 2018. We anticipate that we will continue to invest in Americas sales and marketing initiatives and expect our Americas sales and marketing expenses to increase as we continue to grow our business, including from the impact of recent acquisitions.
EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expenses did not materially change during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. For the three months ended March 31, 2019, the impact of foreign currency fluctuations on our EMEA sales and marketing expenses was not significant when compared to average exchange rates of the three months ended March 31, 2018. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenues and expect our EMEA sales and marketing expenses to continue to increase as we continue to grow our business.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expenses did not materially change during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. For the three months ended March 31, 2019, the impact of foreign currency fluctuations on our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the three months ended March 31, 2018. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives and expect our Asia-Pacific sales and marketing expenses to continue to increase as we continue to grow our business, including from the impact of the Metronode Acquisition.
General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2019 and 2018 were split among the following geographic regions (dollars in thousands):

	Three Months Ended March 31,				% Change
	2019	%	2018	%	Actual	Constant Currency
Americas	$147,138	69%	$135,877	67%	8%	9%
EMEA	45,342	21%	46,850	23%	(3)%	2%
Asia-Pacific	22,566	10%	20,430	10%	10%	13%
Total	$215,046	100%	$203,157	100%	6%	8%

	Three Months Ended March 31,
	2019	2018
General and administrative expenses as a percentage of revenues:
Americas	23%	23%
EMEA	10%	12%
Asia-Pacific	8%	9%
Total	16%	17%
Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $4.4 million of higher compensation costs, including general salaries, bonuses, stock-based compensation, and headcount growth (1,371 Americas general and administrative employees as of March 31, 2019 versus 1,252 as of March 31, 2018); (ii) $3.6 million of higher office, outside service consulting, and rent and facilities costs in support of our business growth and (iii) $4.4 million of higher depreciation expense associated with the implementation of certain systems, including data management and cloud exchange systems, to improve our billing processes and to support the integration and growth of our business. During the three months ended March 31, 2019, the impact of foreign currency fluctuations on our Americas general and administrative expenses was not significant when compared to average exchange rates for the three months ended March 31, 2018. We have been investing in our Americas general and administrative functions to scale our business effectively for growth, which has included additional investments in improving our back office systems. We expect our current efforts to improve our back office systems will continue over the next several years. Going forward, although we are carefully monitoring our spending, we expect our Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including these investments in our back office systems, investments to maintain our REIT qualification and recent acquisitions.
EMEA General and Administrative Expenses. Our EMEA general and administrative expenses did not materially change during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The impact of foreign currency fluctuations on our EMEA general and administrative expenses for the three months ended March 31, 2019 was not significant when compared to average exchange rates of the three months ended March 31, 2018. We have been investing in our EMEA general and administrative functions as a result of our ongoing efforts to scale this region effectively for growth. Going forward, although we are carefully monitoring our spending, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth.
Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The impact of foreign currency fluctuations on our Asia-Pacific general and administrative expenses for the three months ended March 31, 2019 was not significant when compared to average exchange rates of the three months ended March 31, 2018. Going forward, although we are carefully monitoring our spending, we expect our Asia-Pacific general and administrative expenses to increase as we continue to support our growth, including the from impact of the Metronode Acquisition.
Acquisition Costs. During the three months ended March 31, 2019, we did not record a significant amount of acquisition costs. During the three months ended March 31, 2018, we recorded acquisition costs totaling $4.6 million, primarily in the EMEA and Americas regions.
Impairment Charge. During the three months ended March 31, 2019, we recorded an impairment charge of $14.4 million in the Americas region as a result of the fair value adjustment for the New York 12 ("NY12") data center, which was classified as a held for sale asset as of March 31, 2019. We did not have any impairment charges during the three months ended March 31, 2018.
Income from Operations. Our income from operations for the three months ended March 31, 2019 and 2018 was split among the following geographic regions (dollars in thousands):

	Three Months Ended March 31,				% Change
	2019	%	2018	%	Actual	Constant Currency
Americas	$90,011	32%	$101,736	45%	(12)%	(11)%
EMEA	105,007	38%	64,103	28%	64%	78%
Asia-Pacific	84,490	30%	60,036	27%	41%	46%
Total	$279,508	100%	$225,875	100%	24%	29%

Americas Income from Operations. The decrease in our Americas income from operations was primarily due to the $14.4 million impairment charge on the NY12 data center. The impact of foreign currency fluctuations on our Americas income from operations for the three months ended March 31, 2019 was not significant when compared to average exchange rates of the three months ended March 31, 2018.
EMEA Income from Operations. The increase in our EMEA income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity and acquisitions as well as lower cost of revenues, sales and marketing and general and administrative expenses as a percentage of revenues. During the three months ended March 31, 2019, foreign currency fluctuations resulted in approximately $9.0 million of net unfavorable foreign currency impact to our EMEA income from operations primarily due to a generally stronger U.S. Dollar relative to the Euro and British Pound during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Asia-Pacific Income from Operations. The increase in our Asia-Pacific income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity and the Metronode Acquisition, as described above, as well as lower cost of revenues, sales and marketing and general and administrative expenses as a percentage of revenues. During the three months ended March 31, 2019, foreign currency fluctuations resulted in approximately $3.1 million of net unfavorable foreign currency impact to our Asia-Pacific income from operations primarily due to a generally stronger U.S. Dollar relative to the Australian Dollar during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Interest Income. Interest income was $4.2 million and $4.6 million, respectively, for the three months ended March 31, 2019 and 2018. The average annualized yield for the three months ended March 31, 2019 was 1.49% versus 0.90% for the three months ended March 31, 2018.
Interest Expense. Interest expense decreased to $122.8 million for the three months ended March 31, 2019 from $126.3 million for the three months ended March 31, 2018, primarily attributable to (i) the reduction in lease interest expense due to the conversion of certain build-to-suit leases to operating leases upon the adoption of ASC 842 and (ii) the utilization of cross-currency interest rate swaps beginning in the first quarter of 2019. During the three months ended March 31, 2019 and 2018, we capitalized $9.9 million and $3.3 million, respectively, of interest expense to construction in progress.
Other Income (Expense). We did not record a significant amount of net other expense during the three months ended March 31, 2019. We recorded net other expense of $3.1 million for the three months ended March 31, 2018, which was primarily due to foreign currency exchange gains and losses.
Gain (Loss) on debt extinguishment. We did not record a significant loss on debt extinguishment during the three months ended March 31, 2019. We recorded a $21.5 million loss on debt extinguishment during the three months ended March 31, 2018 primarily due to settlement of financing obligations as a result of our SK2 land and building purchase.
Income Taxes. We operate as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ended December 31, 2019 and 2018, respectively. As such, other than built-in-gains recognized and withholding taxes, no provision for U.S. income taxes for the REIT and QRSs has been included in the accompanying condensed consolidated financial statements for the three months ended March 31, 2019 and 2018.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that may otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the three months ended March 31, 2019 and 2018.
For the three months ended March 31, 2019 and 2018, we recorded $42.6 million and $16.8 million of income tax expense, respectively. Our effective tax rates were 26.6% and 21.0%, respectively, for the three months ended March 31, 2019 and 2018.

Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gain on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to income or loss from operations. Our adjusted EBITDA for the three months ended March 31, 2019 and 2018 was split among the following geographic regions (dollars in thousands):

	Three Months Ended March 31,				% Change
	2019	%	2018	%	Actual	Constant Currency
Americas	$307,838	47%	$291,549	50%	6%	7%
EMEA	199,072	30%	166,178	29%	20%	29%
Asia-Pacific	153,245	23%	121,788	21%	26%	30%
Total	$660,155	100%	$579,515	100%	14%	18%
Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was primarily due to the Infomart Dallas Acquisition, higher revenues as a result of our IBX data center expansion activity and organic growth as described above. The impact of foreign currency fluctuations on our Americas adjusted EBITDA for the three months ended March 31, 2019 was not significant when compared to average exchange rates of the three months ended March 31, 2018.
EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity, as described above, as well as lower cost of revenues, sales and marketing and general and administrative expenses as a percentage of revenues. During the three months ended March 31, 2019, foreign currency fluctuations resulted in approximately $16.1 million of net unfavorable foreign currency impact to our EMEA adjusted EBITDA primarily due to a generally stronger U.S. Dollar relative to the Euro and British Pound during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Asia-Pacific Adjusted EBITDA. The increase in our Asia-Pacific adjusted EBITDA was primarily due to the Metronode Acquisition, higher revenues as a result of our IBX data center expansion activity and organic growth as described above, and lower cost of revenues, sales and marketing and general and administrative expenses as a percentage of revenues. During the three months ended March 31, 2019, foreign currency fluctuations resulted in approximately $4.8 million of net unfavorable foreign currency impact to our Asia-Pacific adjusted EBITDA primarily due to a generally stronger U.S. Dollar relative to the Australian Dollar during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
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
Our primary non-GAAP financial measures, adjusted EBITDA and adjusted funds from operations ("AFFO"), exclude depreciation expense as these charges primarily relate to the initial construction costs of our IBX data centers and do not reflect our current or future cash spending levels to support our business. Our IBX data centers are long-lived assets and have an economic life greater than 10 years. The construction costs of an IBX data center do not recur with respect to such a data center, although we may incur initial construction costs in future periods with respect to additional IBX data centers, and future capital expenditures remain minor relative to our initial investment. This is a trend we expect to continue. In addition, depreciation is also based on the estimated useful lives of our IBX data centers. These estimates could vary from actual performance of the asset, are based on historical costs incurred to build out our IBX data centers and are not indicative of current or expected future capital expenditures. Therefore, we exclude depreciation from our operating results when evaluating our operations.
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
Adjusted EBITDA
We define adjusted EBITDA as income or loss from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs, and gain on asset sales as presented below (in thousands):

	Three Months Ended March 31,
	2019	2018
Income from operations	$279,508	$225,875
Depreciation, amortization, and accretion expense	314,705	306,465
Stock-based compensation expense	49,023	42,536
Acquisition costs	2,471	4,639
Impairment charges	14,448	—
Adjusted EBITDA	$660,155	$579,515
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
Our FFO and AFFO for the three months ended March 31, 2019, and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$117,747	$62,894
Net loss attributable to non-controlling interests	331	—
Net income attributable to Equinix	118,078	62,894
Adjustments:
Real estate depreciation	205,649	222,855
Loss on disposition of real estate property	2,346	5,006
FFO attributable to common shareholders	$326,073	$290,755

	Three Months Ended March 31,
	2019	2018
FFO attributable to common shareholders	$326,073	$290,755
Adjustments:
Installation revenue adjustment	1,029	2,159
Straight-line rent expense adjustment	2,378	2,301
Contract cost adjustment	(6,778)	(3,355)
Amortization of deferred financing costs and debt discounts and premiums	2,995	4,099
Stock-based compensation expense	49,023	42,536
Non-real estate depreciation expense	57,994	34,097
Amortization expense	49,535	50,616
Accretion expense (adjustment)	1,527	(1,103)
Recurring capital expenditures	(20,947)	(35,231)
Loss on debt extinguishment	382	21,491
Acquisition costs	2,471	4,639
Impairment charges	14,448	—
Income tax expense adjustment	7,990	1,572
AFFO attributable to common shareholders	$488,120	$414,576
Our AFFO results have improved due to the improved operating results discussed earlier in "Results of Operations," as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in "Overview."
Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. Dollar against major international currencies such as the Euro, British Pound, Japanese Yen, Singapore Dollar, Australian Dollar and Brazilian Real. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Our constant currency calculation does not take into consideration our existing hedging activities. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities reporting in currencies other than the U.S. Dollar are converted into U.S. Dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the three months ended March 31, 2018 are used as exchange rates for the three months ended March 31, 2019 when comparing the three months ended March 31, 2019 with the three months ended March 31, 2018).
Liquidity and Capital Resources
As of March 31, 2019, our total indebtedness was comprised of debt and financing obligations totaling $11.0 billion consisting of (a) $8,435.5 million of principal from our senior notes, (b) approximately $1,222.3 million from our finance lease liabilities, and (c) $1,365.7 million of principal from our mortgage and loans payable (gross of debt issuance cost, debt discount, plus debt premium).
We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, payment of expenses related to our REIT integration activities, payment of regular dividends and completion of our publicly-announced expansion projects.
In March 2019, we issued and sold 2,985,575 shares of common stock in a public equity offering and received net proceeds of approximately $1,213.4 million, net of underwriting discounts, commissions and offering expenses. As of March 31, 2019, we had $1,647.7 million of cash, cash equivalents and short-term investments. In addition to our cash and investment portfolio, we have additional liquidity available to us from our $2.0 billion revolving facility and the 2018 ATM Program as described below.
As of March 31, 2019, we had 43 irrevocable letters of credit totaling $69.4 million issued and outstanding under the revolving facility. As a result, we had a total of approximately $1.9 billion of additional liquidity available to us under the revolving facility.
In December 2018, we launched the 2018 ATM Program to sell up to $750.0 million of common stock in at the market offerings. As of March 31, 2019, no shares had been sold under the 2018 ATM Program.
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
Sources and Uses of Cash

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Net cash provided by operating activities	$421,141	$300,907
Net cash used in investing activities	(378,467)	(364,926)
Net cash provided by financing activities	986,932	674,025
Operating Activities. Cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary use of cash from our operating activities includes compensation and related costs, interest payments, other general corporate expenditures and taxes. Net cash provided by operating activities increased from the three months ended March 31, 2018 to the three months ended March 31, 2019 primarily due to improved operating results offset by increases in cash paid for cost of revenues, operating expenses and income taxes.

Investing Activities. The net cash used in investing activities for the three months ended March 31, 2019 was primarily due to capital expenditures of $364.0 million as a result of our expansion activity, purchase of certificates of deposit of $9.3 million, and purchases of real estate of $5.7 million, partially offset by proceeds from sales of investments of $0.5 million. The net cash used in investing activities for the three months ended March 31, 2018 was primarily due to capital expenditures of $349.7 million as a result of our expansion activity, purchase of certificates of deposit of $29.3 million, and purchases of real estate of $14.7 million, partially offset by proceeds from sales and maturities of investments of $28.8 million.
We anticipate our IBX expansion construction activity will increase from our 2018 levels. If the opportunity to expand is greater than planned and we have sufficient funding to pursue such expansion opportunities, we may further increase the level of capital expenditure to support this growth as well as pursue additional business and real estate acquisitions or joint ventures.
Financing Activities. The net cash provided by financing activities for the three months ended March 31, 2019 was primarily due to sale of 2,985,575 shares of common stock in a public equity offering for net proceeds of approximately $1,213.4 million and proceeds from employee stock purchase plan of $27.6 million. The proceeds were partially offset by (i) dividend distributions of $204.6 million; (ii) repayments of finance lease liabilities of $31.2 million and (iii) repayments of mortgage and loans payable of $18.3 million. The net cash provided by financing activities for the three months ended March 31, 2018 was primarily due to the issuance of €750.0 million 2.875% Euro Senior Notes due 2024, or approximately $929.9 million in U.S. Dollars, at the exchange rate in effect on March 14, 2018 and proceeds from employee awards of $25.8 million. The proceeds were partially offset by (i) dividend distributions of $187.0 million; (ii) repayments of capital lease and other financing obligations of $55.8 million; (iii) payment of debt extinguishment costs of $20.7 million; (iv) payment of debt issuance costs of $11.6 million and (v) repayments of mortgage and loans payable of $6.6 million.
Going forward, we expect that our financing activities will include repayment and refinancing of our existing debt and incremental financings needed to support expansion opportunities, additional acquisitions or joint ventures, and the payment of our regular cash dividends.
Contractual Obligations and Off-Balance-Sheet Arrangements
We lease a majority of our IBX data centers and certain equipment under lease agreements expiring through 2065. The following represents our debt maturities, financings, leases and other contractual commitments as of March 31, 2019 (in thousands):

	2019 (9 months remaining)	2020	2021	2022	2023	Thereafter	Total
Term loans and other loans payable (1)	$54,653	$73,127	$72,777	$1,160,324	$2,462	$2,307	$1,365,650
Senior notes (1)	300,000	300,000	150,000	750,000	1,000,000	5,935,500	8,435,500
Interest (2)	287,366	389,373	373,073	346,615	276,356	597,351	2,270,134
Finance leases (3)	113,850	158,582	157,629	158,349	159,578	1,601,646	2,349,634
Operating leases (3)	136,590	192,859	179,696	172,042	156,559	1,162,046	1,999,792
Other contractual commitments (4)	1,291,952	159,091	42,002	27,790	19,779	150,394	1,691,008
Asset retirement obligations (5)	6,721	3,875	4,019	11,791	5,588	67,503	99,497
	$2,191,132	$1,276,907	$979,196	$2,626,911	$1,620,322	$9,516,747	$18,211,215

(1)	Represents principal and unamortized mortgage premium only.

(2)
Represents interest on mortgage payable, loans payable, senior notes and term loans based on their respective interest rates as of March 31, 2019, as well as the credit facility fee for the revolving credit facility.

(3)	Represents lease payments under finance and operating lease arrangements, including renewal options that are certain to be exercised.

(4)	Represents off-balance sheet arrangements. Other contractual commitments are described below.

(5)	Represents liability, net of future accretion expense.
In connection with certain of our leases and other contracts requiring deposits, we entered into 43 irrevocable letters of credit totaling $69.4 million under the revolving credit facility. These letters of credit were provided in lieu of cash deposits. If beneficiaries of the letters of credit were to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the revolving credit facility. These contingent commitments are not reflected in the table above.

We had accrued liabilities related to uncertain tax positions totaling approximately $114.9 million as of March 31, 2019. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.
As of March 31, 2019, we were contractually committed for $801.3 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2019 and thereafter, is reflected in the table above as "other contractual commitments."
We had other non-capital purchase commitments in place as of March 31, 2019, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2019 and beyond. Such other purchase commitments as of March 31, 2019, which total $889.7 million, are also reflected in the table above as "other contractual commitments."
Additionally, we entered into lease agreements in various locations for a total lease commitment of approximately $273.7 million, excluding potential lease renewals. These lease agreements will commence between fiscal years 2019 and 2020 with lease terms of 5 to 29 years, which are not reflected in the table above.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with U.S. GAAP. Management bases its assumptions, estimates and judgments on historical experience, current trends and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, because future events and their effects cannot be determined with certainty, actual results may differ from these assumptions and estimates, and such differences could be material. Critical accounting policies for Equinix that affect our more significant judgment and estimates used in the preparation of our condensed consolidated financial statements include accounting for income taxes, accounting for business combinations, accounting for impairment of goodwill and accounting for property, plant and equipment, which are discussed in more detail under the caption "Critical Accounting Policies and Estimates" in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2018.
Recent Accounting Pronouncements
See Note 1 of Notes to Condensed Consolidated Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market Risk
There have been no significant changes in our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the three months ended March 31, 2019 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2018, other than factors discussed below.
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

We have entered into various foreign currency debt obligations. As of March 31, 2019, the total principal amount of foreign currency debt obligations was $4.4 billion, including $3.1 billion denominated in Euro, $617.3 million denominated in British Pound, $417.7 million denominated in Japanese Yen and $286.3 million denominated in Swedish Krona. As of March 31, 2019, we have designated $4.1 billion of the total principal amount of foreign currency debt obligations as net investment hedges against our net investments in foreign subsidiaries. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge, except forward points, are recorded as a component of other comprehensive income (loss) in the consolidated balance sheets. Fluctuations in the exchange rates between these foreign currencies (i.e. Euro, British Pound, Swedish Krona and Japanese Yen) and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the foreign currency debt obligations at maturity. If the U.S. Dollar would have been weaker or stronger by 10% in comparison to these foreign currencies as of March 31, 2019, we estimate our obligation to cash settle the principal of these foreign currency debt obligations in U.S. Dollars would have increased or decreased by approximately $489.7 million and $400.6 million, respectively.
In 2019, we also entered into cross-currency interest rate swaps where we receive a fixed amount of U.S. Dollars and pay a fixed amount of Euros, with a total notional amount of $750.0 million. The cross-currency interest rate swaps are designated as hedges of our net investment in its European operations and changes in the fair value of these swaps are recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheet. If the U.S. Dollar weakened or strengthened by 10% in comparison to Euro, the amount recorded in accumulated other comprehensive income (loss) related to the cross-currency interest rate swaps would have been approximately $94.6 million lower or $77.4 million higher as of March 31, 2019.
The U.S. Dollar strengthened relative to certain of the currencies of the foreign countries in which we operate during the three months ended March 31, 2019. This has impacted our condensed consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. Dollar will continue to impact us in future periods.
With the existing cash flow hedges in place, a hypothetical additional 10% strengthening of the U.S. Dollar for the three months ended March 31, 2019 would have resulted in a reduction of our revenues and operating expenses including depreciation and amortization expense by approximately $39.4 million and $37.5 million, respectively.
With the existing cash flow hedges in place, a hypothetical additional 10% weakening of the U.S. Dollar for the three months ended March 31, 2019 would have resulted in an increase of our revenues and operating expenses including depreciation and amortization expense by approximately $47.2 million and $46.1 million, respectively.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate 10% increase or decrease in current interest rates from their position as of March 31, 2019 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations. However, the interest expense associated with our senior credit facility and term loans, that bear interest at variable rates, could be affected. For every 100 basis point increase or decrease in interest rates, our annual interest expense could increase by a total of approximately $12.9 million or decrease by a total of approximately $5.3 million based on the total balance of our primary borrowings under the Term Loan Facility as of March 31, 2019. As of March 31, 2019, we had not employed any interest rate derivative products against our debt obligations. However, we may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.

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
(b) Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. While we implemented certain internal controls related to the adoption of ASC 842, Leases, to ensure we adequately evaluated our contracts and properly assessed the impact of the new lease accounting standard on our financial statements to facilitate the adoption effective January 1, 2019, we do not believe these have had a material effect on our internal control over financial reporting.
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
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of March 31, 2019, our total indebtedness (gross of debt issuance cost, debt discount, and debt premium) was approximately $11.0 billion, our stockholders' equity was $8.4 billion and our cash, cash equivalents, and investments totaled $1.6 billion. In addition, as of March 31, 2019, we had approximately $1.9 billion of additional liquidity available to us from our $2.0 billion revolving credit facility. Some of our debt contains covenants which may limit our operating flexibility. In addition to our substantial debt, we lease a majority of our IBX data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of March 31, 2019, we recorded operating lease liabilities of $1.4 billion, which represents our obligation to make lease payments under those lease arrangements.
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

•	increase the likelihood of negative outlook from our credit rating agencies, or of a downgrade to our current rating;

•	make it more difficult for us to satisfy our obligations under our various debt instruments;

•	increase our cost of borrowing and even limit our ability to access additional debt to fund future growth;

•	increase our vulnerability to general adverse economic and industry conditions and adverse changes in governmental regulations;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry, which may place us at a competitive disadvantage compared with our competitors;

•	limit our operating flexibility through covenants with which we must comply, such as limiting our ability to repurchase shares of our common stock;

•	limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity, which would also limit our ability to further expand our business; and

•	make us more vulnerable to increases in interest rates because of the variable interest rates on some of our borrowings to the extent we have not entirely hedged such variable rate debt.
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
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. We have established an "at-the-market" stock offering program (the "ATM Program") through which we may, from time to time, issue and sell shares of our common stock to or through sales agents up to established limits. By the end of 2018, we completed sales having aggregate gross proceeds of $750.0 million, thereby completing a previously authorized program, and subsequently received authorization for up to an additional $750.0 million. We may also seek authorization to sell additional shares of common stock under the ATM Program once we have reached the current $750.0 million limit which could lead to additional dilution for our stockholders. Please see Note 10 of the Notes to the Condensed Consolidated Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-Q for sales of our common stock under the ATM Program to date.
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
Although we currently undertake, and may decide in the future to further undertake, foreign exchange hedging transactions to reduce foreign currency transaction exposure, we do not currently intend to eliminate all foreign currency transaction exposure. In addition, REIT compliance rules may restrict our ability to enter into hedging transactions. Therefore, any weakness of the U.S. Dollar may have a positive impact on our consolidated results of operations because the currencies in the foreign countries in which we operate may translate into more U.S. Dollars. However, if the U.S. Dollar strengthens relative to the currencies of the foreign countries in which we operate, our consolidated financial position and results of operations may be negatively impacted as amounts in foreign currencies will generally translate into fewer U.S. Dollars. For additional information on foreign currency risks, refer to our discussion of foreign currency risk in "Quantitative and Qualitative Disclosures About Market Risk" included in Part I Item 3 of this Quarterly Report on Form 10-Q.
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
On January 29, 2019, Pacific Gas and Electric Company ("PG&E"), the public utility that serves the area in which some of our facilities are located, filed for bankruptcy protection in the United States Bankruptcy Court for the Northern District of California, San Francisco ("Bankruptcy Court"). PG&E announced that it filed for bankruptcy to facilitate the resolution of liabilities in connection with the 2017 and 2018 Northern California wildfires. It is possible that, during its bankruptcy, PG&E may seek permission from the Bankruptcy Court to reject, i.e., breach, certain burdensome executory contracts, including high-priced power purchase agreements and other agreements under which PG&E procures electricity for distribution to customers like us. It is not certain that PG&E will be able to obtain such relief. Just before the bankruptcy filing, the Federal Energy Regulatory Commission ("FERC") ruled that its approval is required before PG&E may reject any FERC-jurisdictional wholesale power agreements. If PG&E seeks and is allowed to reject power agreements, it is difficult to predict the consequences of any such action for us but they could potentially include procuring electricity from more expensive sources, reducing the availability and reliability of electricity supplied to our facilities and relying on a larger percentage of electricity generated by fossil fuels, any of which could reduce supplies of electricity available to our operations or increase our costs of electricity.
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
We prepare our consolidated financial statements in conformity with U.S. GAAP. A change in these principles can have a significant effect on our reported financial position and financial results. In addition, the adoption of new or revised accounting principles may require us to make changes to our systems, processes and controls, which could require us to make costly changes to our operational processes and accounting systems upon or following the adoption of these standards. For example, we adopted the new lease accounting standard on January 1, 2019, which requires lessees to recognize right-of-use assets and right-of-use liabilities related to operating leases. As a result, we will record significant operating lease obligations on our balance sheet and make other changes in our financial statements, which will have a material effect on our financial statements. We are also implementing a new lease accounting tool, which may impact our accounting and reporting process. This, and other future changes to accounting rules, could have a material adverse effect on the reporting of our business, financial condition and results of operations. For additional information regarding the accounting standard updates, see the "Accounting Standards Not Yet Adopted" and "Accounting Standards Adopted" sections of Note 1 of Notes to Condensed Consolidated Financial Statements in Item I of this Quarterly Report on Form 10-Q.
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
As of March 31, 2019, our retained earnings were $1.0 billion. Although we have generated net income for each fiscal year since 2008, except for the year ended December 31, 2014, we are currently investing heavily in our future growth through the build out of multiple additional IBX data centers, expansions of IBX data centers and acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover the additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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
We paid a quarterly distribution in March of 2019 and have declared a quarterly distribution to be paid on June 19, 2019. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the creation of reserves or required debt service or amortization payments.
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
The Code limits interest deductions for businesses, whether in corporate or passthrough form, to the sum of the taxpayer's business interest income for the tax year and 30% of the taxpayer's adjusted taxable income for that tax year. This limitation does not apply to an "electing real property trade or business". Although REITs are permitted to make such an election, we do not currently intend to do so. If we so elect in the future, depreciable real property that we hold (including specified improvements) would be required to be depreciated for U.S. federal income tax purposes under the alternative depreciation system of the Code, which generally imposes a class life for depreciable real property as long as 40 years.
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
We will also be subject to a federal corporate level income tax at the highest regular corporate income tax rate (currently 21%) on gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as (i) an asset that we held as of the effective date of our REIT election, that is, January 1, 2015, or (ii) an asset that we or our qualified REIT subsidiaries hold following the liquidation or other conversion of a former TRS). This 21% tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset (e.g., January 1, 2015 in the case of REIT assets we held at the time of our REIT conversion), to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset.
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
Dividends payable by U.S. corporations to noncorporate stockholders, such as individuals, trusts and estates, are generally eligible for reduced U.S. federal income tax rates applicable to "qualified dividends." Distributions paid by REITs generally are not treated as "qualified dividends" under the Code, and the reduced rates applicable to such dividends do not generally apply. However, for tax years beginning before 2026, REIT dividends paid to noncorporate stockholders are generally taxed at an effective tax rate lower than applicable ordinary income tax rates due to the availability of a deduction under the Code for specified forms of income from passthrough entities. More favorable rates will nevertheless continue to apply to regular corporate "qualified"

dividends, which may cause some investors to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of our common stock.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/15	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/15	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/15	2.3

2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	12/6/16	2.1

2.5	Amendment No. 1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	10-K	12/31/16	2.5

2.6	Amendment No.2 to the Transaction Agreement, dated April 30, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	5/1/17	2.1

2.7	Amendment No.3 to the Transaction Agreement, dated June 29, 2018, by and between Verizon Communications Inc. and Equinix, Inc.	10-Q	8/8/18	2.7

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/14/11	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/11/13	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	3/29/16	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture for the 2023 Notes dated March 5, 2013 between Equinix, Inc. and U.S. Bank National Association as trustee.	8-K	3/5/13	4.3

4.3	Form of 5.375% Senior Note due 2023 (see Exhibit 4.2).

4.4	Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/20/14	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
4.5	First Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/20/14	4.2

4.6	Form of 5.375% Senior Note due 2022 (see Exhibit 4.5).

4.7	Second Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/20/14	4.4

4.8	Form of 5.750% Senior Note due 2025 (see Exhibit 4.7).

4.9	Third Supplemental Indenture, dated as of December 4, 2015, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	12/04/15	4.2

4.10	Form of 5.875% Senior Note due 2026 (see Exhibit 4.9).

4.11	Fourth Supplemental Indenture, dated as of March 22, 2017 between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/22/17	4.2

4.12	Form of 5.375% Senior Notes due 2027 (see Exhibit 4.11).

4.13	Fifth Supplemental Indenture, dated as of September 20, 2017 among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent.	8-K	9/20/17	4.2

4.14	Form of 2.875% Senior Notes due 2025 (see Exhibit 4.13).

4.15	Indenture, dated as of December 12, 2017, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	12/05/17	4.1

4.16	Supplemental Indenture, dated as of December 12, 2017, among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent.	8-K	12/05/17	4.2

4.17	Form of 2.875% Senior Notes due 2026 (see Exhibit 4.16).

4.18	Second Supplemental Indenture, dated as of March 14, 2018, among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent.	8-K	03/14/18	4.2

4.19	Form of 2.875% Senior Notes due 2024 (see Exhibit 4.18).

4.20	Third Supplemental Indenture, dated as of April 2, 2018, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	04/03/18	4.2

4.21	Form of 5.00% Senior Notes due April 2019 (see Exhibit 4.20).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
4.22	Form of 5.00% Senior Notes due October 2019 (see Exhibit 4.20).

4.23	Form of 5.00% Senior Notes due April 2020 (see Exhibit 4.20).

4.24	Form of 5.00% Senior Notes due October 2020 (see Exhibit 4.20).

4.25	Form of 5.00% Senior Notes due April 2021 (see Exhibit 4.20).

4.26	Form of Registrant's Common Stock Certificate.	10-K	12/31/14	4.13

10.1**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.2**	2000 Equity Incentive Plan, as amended.	10-K	12/31/16	10.2

10.3**	2000 Director Option Plan, as amended.	10-K	12/31/16	10.3

10.4**	2001 Supplemental Stock Plan, as amended.	10-K	12/31/16	10.4

10.5**	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	10-Q	6/30/14	10.5

10.6**	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/08	10.32

10.7**	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.33

10.8**	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.35

10.9**	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company	2/5/07	10.9

10.10**	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30, 2010.	10-Q	9/30/10	10.42

10.11**	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Meyers, Taylor and Van Camp.	10-K	12/31/10	10.33

10.12**	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.	10-K	12/31/10	10.34

10.13**	International Long-Term Assignment Letter by and between Equinix, Inc. and Eric Schwartz, dated May 21, 2013.	10-Q	6/30/13	10.51

10.14**	Employment Agreement by and between Equinix (EMEA) B.V. and Eric Schwartz, dated as of August 7, 2013.	10-Q	9/30/13	10.54

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.15**	Change in Control Severance Agreement by and between Karl Strohmeyer and Equinix, Inc. dated December 2, 2013.	10-Q	3/31/14	10.51

10.16**	Change in Control Severance Agreement by and between Mike Campbell and Equinix, Inc. dated June 23, 2016.				X

10.17**	2016 Form of Revenue/AFFO Restricted Stock Unit Agreement for executives.	10-Q	3/31/16	10.57

10.18**	2016 Form of TSR Restricted Stock Unit Agreement for executives.	10-Q	3/31/16	10.58

10.19**	2016 Form of Time-Based Restricted Stock Unit Agreement for executives.	10-Q	3/31/16	10.59

10.20**	2017 Form of Revenue/AFFO Restricted Stock Unit Agreement for Executives.	10-Q	3/31/17	10.35

10.21**	2017 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/17	10.36

10.22**	2017 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/17	10.37

10.23**	Equinix, Inc. Annual Incentive Plan.	10-Q	3/31/17	10.39

10.24**	2018 Form of Revenue/AFFO Restricted Stock Unit Agreement for Executives.	10-Q	3/31/18	10.31

10.25**	2018 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/18	10.32

10.26**	2018 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/18	10.33

10.27**	Equinix, Inc. Annual Incentive Plan 2018 Award Agreement for Executive Staff Employees.	10-Q	3/31/18	10.34

10.28**	2019 Equinix, Inc. Annual Incentive Plan.				X

10.29**	2019 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.				X

10.30**	2019 Form of TSR Restricted Stock Unit Agreement for Executives.				X

10.31**	2019 Form of Time-Based Restricted Stock Unit Agreement for Executives.				X

10.32	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014.	10-Q	9/30/14	10.67

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.33	Share Purchase Agreement with Digital Realty Trust, L.P., relating to the sale and purchase of shares in TelecityGroup UK LON Limited, Telecity Netherlands AMS01 AMS04 BV, Equinix Real Estate (TCY AMS04) B.V. and TelecityGroup Germany Fra2 GmbH, dated May 14, 2016.	10-Q	6/30/16	10.55

10.34**	Letter Agreement dated June 9, 2016, by and between Equinix, Inc. and Eric Schwartz, amending his International Long Term Assignment letter dated May 21, 2013 and Employment Agreement with Equinix (EMEA) B.V. dated August 7, 2013.	10-Q	6/30/16	10.56

10.35	Credit Agreement dated as of December 12, 2017 among Equinix, Inc. as Borrower, The Guarantors Parties (defined therein), Bank of America, N.A., as Administrative Agent, Lender and L/C issuer, Barclays Bank PLS, Goldman Sachs Bank USA, HSBC Securities (USA) Inc. ING Capital LLC, TD Securities (USA) LLC, and Wells Fargo Bank, National Association as Co-Documentation Agents, the Other Lenders Party (defined therein) and Bank of America, N.A., Citibank, N.A., JPMorgan Chase Bank, N.A., MUFG, and RBC Capital Markets as Joint Lead Arrangers and Joint Book Runners.	10-K	12/31/2017	10.40

10.36	Consent and First Amendment to Credit Agreement, dated as of June 28, 2018 by and among Equinix, Inc. as Borrower, the Guarantors (defined therein), the Lenders (as such term is defined in the Credit Agreement referred to therein), and BANK OF AMERICA, N.A., as Administrative Agent.	10-Q	8/8/2018	10.35

10.37	Second Amendment to Credit Agreement, dated as of July 26, 2018, by and between Equinix, Inc. as Borrower, the financial institutions defined therein, MUFG Bank, Ltd., as Technical Agent and Bank of America, N.A. as Administrative Agent, under that certain Credit Agreement dated December 12, 2017.	10-Q	8/8/2018	10.36
10.38**	Relocation Letter Agreement by and between Equinix, Inc. and Charles Meyers dated October 12, 2018.	10-K	2/22/2019	10.37

21.1	Subsidiaries of Equinix, Inc.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Document.				X

101.DEF	XBRL Taxonomy Extension Definition Document.				X

101.LAB	XBRL Taxonomy Extension Labels Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Document.				X
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

EQUINIX, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.
Date: May 3, 2019
	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.16**	Change in Control Severance Agreement by and between Mike Campbell and Equinix, Inc. dated June 23, 2016.

10.28**	2019 Equinix, Inc. Annual Incentive Plan.

10.29**	2019 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.

10.30**	2019 Form of TSR Restricted Stock Unit Agreement for Executives.

10.31**	2019 Form of Time-Based Restricted Stock Unit Agreement for Executives.

21.1	Subsidiaries of Equinix, Inc.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Labels Document.

101.PRE	XBRL Taxonomy Extension Presentation Document.
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.