Form 10-Q
period 2019-06-30
EQUINIX INC
filed 2019-08-02
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant's Common Stock as of August 1, 2019 was 84,819,213.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
EQUINIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,613,529	$606,166
Short-term investments	17,219	4,540
Accounts receivable, net of allowance for doubtful accounts of $16,275 and $15,950	752,680	630,119
Other current assets	251,451	274,857
Assets held for sale	353,622	—
Total current assets	2,988,501	1,515,682
Property, plant and equipment, net	10,992,740	11,026,020
Operating lease right-of-use assets	1,468,378	—
Goodwill	4,768,880	4,836,388
Intangible assets, net	2,204,405	2,333,296
Other assets	463,601	533,252
Total assets	$22,886,505	$20,244,638
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$768,670	$756,692
Accrued property, plant and equipment	344,693	179,412
Current portion of operating lease liabilities	140,733	—
Current portion of finance lease liabilities	61,094	77,844
Current portion of mortgage and loans payable	72,795	73,129
Current portion of senior notes	300,929	300,999
Other current liabilities	142,461	126,995
Liabilities held for sale	53,030	—
Total current liabilities	1,884,405	1,515,071
Operating lease liabilities, less current portion	1,324,527	—
Finance lease liabilities, less current portion	1,140,676	1,441,077
Mortgage and loans payable, less current portion	1,267,551	1,310,663
Senior notes, less current portion	7,959,467	8,128,785
Other liabilities	560,650	629,763
Total liabilities	14,137,276	13,025,359
Commitments and contingencies (Note 10)
Equinix stockholders' equity
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 85,213,952 issued and 84,819,158 outstanding in 2019 and 81,119,117 issued and 80,722,258 outstanding in 2018	85	81
Additional paid-in capital	12,450,614	10,751,313
Treasury stock, at cost; 394,794 shares in 2019 and 396,859 shares in 2018	(144,725)	(145,161)
Accumulated dividends	(3,743,869)	(3,331,200)
Accumulated other comprehensive loss	(958,443)	(945,702)
Retained earnings	1,145,580	889,948
Total Equinix stockholders' equity	8,749,242	7,219,279
Non-controlling interests	(13)	—
Total stockholders' equity	8,749,229	7,219,279
Total liabilities and stockholders' equity	$22,886,505	$20,244,638
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
Revenues	$1,384,977	$1,261,943	$2,748,195	$2,477,820
Costs and operating expenses:
Cost of revenues	698,179	651,801	1,380,209	1,274,231
Sales and marketing	159,201	154,202	328,916	313,978
General and administrative	232,656	210,489	447,702	413,646
Acquisition costs	2,774	30,413	5,245	35,052
Impairment charges	386	—	14,834	—
Total costs and operating expenses	1,093,196	1,046,905	2,176,906	2,036,907
Income from operations	291,781	215,038	571,289	440,913
Interest income	7,762	3,958	11,964	8,568
Interest expense	(120,547)	(134,673)	(243,393)	(260,950)
Other income	12,180	8,866	12,014	5,802
Loss on debt extinguishment	—	(19,215)	(382)	(40,706)
Income before income taxes	191,176	73,974	351,492	153,627
Income tax expense	(47,324)	(6,356)	(89,893)	(23,115)
Net income	143,852	67,618	261,599	130,512
Net (income) loss attributable to non-controlling interests	(325)	—	6	—
Net income attributable to Equinix	$143,527	$67,618	$261,605	$130,512
Earnings per share ("EPS") attributable to Equinix:
Basic EPS	$1.70	$0.85	$3.15	$1.64
Weighted-average shares for basic EPS	84,399	79,479	83,114	79,361
Diluted EPS	$1.69	$0.85	$3.13	$1.64
Weighted-average shares for diluted EPS	84,767	79,752	83,471	79,746
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
Net income	$143,852	$67,618	$261,599	$130,512
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment ("CTA") gain (loss), net of tax effects of $(585), $5,985, $(595) and $5,985	25,127	(421,233)	(56,592)	(275,382)
Net investment hedge CTA gain (loss), net of tax effect of $0, $0, $10 and $1,637	(37,857)	226,115	38,993	153,480
Unrealized gain (loss) on cash flow hedges, net of tax effects of $650, $(11,758), $(2,091) and $(10,398)	(3,355)	35,280	4,869	31,200
Net actuarial gain (loss) on defined benefit plans, net of tax effects of $2, $(4), $1 and $(10)	(7)	13	(18)	21
Total other comprehensive loss, net of tax	(16,092)	(159,825)	(12,748)	(90,681)
Comprehensive income (loss), net of tax	127,760	(92,207)	248,851	39,831
Net (income) loss attributable to non-controlling interests	(325)	—	6	—
Other comprehensive loss attributable to non-controlling interests	14	—	7	—
Comprehensive income (loss) attributable to Equinix	$127,449	$(92,207)	$248,864	$39,831

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net income	$261,599	$130,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	533,650	513,248
Stock-based compensation	110,542	92,261
Amortization of intangible assets	98,752	101,651
Amortization of debt issuance costs and debt discounts and premiums	6,233	7,461
Provision for allowance for doubtful accounts	7,097	3,606
Impairment charges	14,834	—
Loss on debt extinguishment	382	40,706
Other items	8,725	7,998
Changes in operating assets and liabilities:
Accounts receivable	(126,720)	(38,441)
Income taxes, net	30,662	(22,866)
Other assets	(5,724)	3,536
Operating lease right-of-use assets	78,483	—
Operating lease liabilities	(73,805)	—
Accounts payable and accrued expenses	(3,987)	(24,325)
Other liabilities	23,341	24,288
Net cash provided by operating activities	964,064	839,635
Cash flows from investing activities:
Purchases of investments	(20,787)	(54,421)
Sales of investments	8,945	67,164
Business acquisitions, net of cash and restricted cash acquired	(34,143)	(830,993)
Purchases of real estate	(47,436)	(41,782)
Purchases of other property, plant and equipment	(808,138)	(869,968)
Net cash used in investing activities	(901,559)	(1,730,000)
Cash flows from financing activities:
Proceeds from employee equity awards	27,593	25,860
Payment of dividends and special distribution	(413,052)	(368,759)
Proceeds from public offering of common stock, net of issuance costs	1,561,555	7,622
Proceeds from senior notes	—	929,850
Repayments of finance lease liabilities	(43,112)	(69,856)
Repayments of mortgage and loans payable	(36,212)	(25,415)
Repayment of senior notes	(150,000)	—
Debt extinguishment costs	—	(20,556)
Debt issuance costs	—	(11,583)
Other financing activities	—	580
Net cash provided by financing activities	946,772	467,743
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	411	(25,840)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,009,688	(448,462)
Cash, cash equivalents and restricted cash at beginning of period	627,604	1,450,701
Cash, cash equivalents and restricted cash at end of period	$1,637,292	$1,002,239

Cash and cash equivalents	$1,613,529	$966,308
Current portion of restricted cash included in other current assets	13,673	25,277
Non-current portion of restricted cash included in other assets	10,090	10,654
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$1,637,292	$1,002,239
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
Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Equinix and its subsidiaries, including the acquisitions of Switch Datacenters' AMS1 data center business in Amsterdam, Netherlands from April 18, 2019, Metronode from April 18, 2018 and Infomart Dallas from April 2, 2018. All intercompany accounts and transactions have been eliminated in consolidation.
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
For further information on derivatives and hedging activities, see Note 6 below.
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
The Company's effective tax rates were 25.6% and 15.0% for the six months ended June 30, 2019 and 2018, respectively. The increase in the effective tax rate for the six months ended June 30, 2019 as compared to the same period in 2018 is primarily due to a one-time tax benefit recognized as a result of a legal entity reorganization in the Company's Americas region during the six months ended June 30, 2018.
Assets Held for Sale
Assets and liabilities to be disposed of that meet all of the criteria to be classified as held for sale as set forth in the accounting standard for impairment or disposal of long-lived assets are reported at the lower of their carrying amounts or fair values less costs to sell. Assets are not depreciated or amortized while they are classified as held for sale.
For further information on assets held for sale, see Note 5 below.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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
Upon adoption of Topic 842, the Company also elected to adopt the practical expedient which allows the Company to combine qualified non-lease and lease components by underlying class of asset based, on predominance, as a lessor.  Occasionally, the Company enters into revenue contracts with customers for data center and office spaces, which contain both lease and non-lease components. In general, lease and non-lease components related to the use of space and solutions provided in a data center, which share the same pattern of transfer, will be combined and accounted for under ASC 606, Revenue from Contracts with Customers.  Lease and non-lease components related to the use of office space, which share the same pattern of transfer, will be combined and accounted for under Topic 842. Lease components which are not classified as operating leases do not qualify for the practical expedient. Non-lease components, which do not have similar patterns of transfers, such as professional services and goods for resale, are also excluded from combination.
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
Contract Balances
The following table summarizes the opening and closing balances of the Company's accounts receivable, net; contract asset, current; contract asset, non-current; deferred revenue, current; and deferred revenue, non-current (in thousands):

	Accounts receivable, net	Contract asset, current	Contract asset, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2019	$630,119	$9,778	$16,396	$73,142	$46,641
Closing balances as of June 30, 2019	752,680	9,346	18,883	77,026	46,517
Increase/(decrease)	$122,561	$(432)	$2,487	$3,884	$(124)
The difference between the opening and closing balances of the Company's accounts receivable, net, contract assets and deferred revenues primarily results from revenue growth and the timing difference between the satisfaction of the Company's performance obligation and the customer's payment. The amounts of revenue recognized during the six months ended June 30, 2019 from the opening deferred revenue balance as of January 1, 2019 was $62.6 million.
Remaining performance obligations
As of June 30, 2019, approximately $7.6 billion of total revenues and deferred installation revenues are expected to be recognized in future periods, the majority of which will be recognized over the next 24 months. While initial contract terms vary in length, substantially all contracts thereafter automatically renew in one-year increments. Included in the remaining performance obligations is either 1) remaining performance obligations under the initial contract terms or 2) remaining performance obligations related to contracts in the renewal period once the initial terms have lapsed. The remaining performance obligations do not include variable consideration related to unsatisfied performance obligations such as the usage of metered power or any contracts that could be terminated without any significant penalties such as the majority of interconnection revenues. The remaining performance obligations above include revenues to be recognized in the future related to arrangements where the Company is considered the lessor.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$143,852	$67,618	$261,599	$130,512
Net (income) loss attributable to non-controlling interests	(325)	—	6	—
Net income attributable to Equinix	$143,527	$67,618	$261,605	$130,512

Weighted-average shares used to calculate basic EPS	84,399	79,479	83,114	79,361
Effect of dilutive securities:
Employee equity awards	368	273	357	385
Weighted-average shares used to calculate diluted EPS	84,767	79,752	83,471	79,746

EPS attributable to Equinix:
Basic EPS	$1.70	$0.85	$3.15	$1.64
Diluted EPS	$1.69	$0.85	$3.13	$1.64

The Company has excluded common stock related to employee equity awards in the diluted EPS calculation above of approximately 4,000 shares and 220,000 shares for the three months ended June 30, 2019 and 2018, respectively, and approximately 54,000 and 247,000 shares for the six months ended June 30, 2019 and 2018, respectively, because their effect would be anti-dilutive.

4.	Acquisitions
2019 Acquisition
On April 18, 2019, the Company completed the acquisition of Switch Datacenters' AMS1 data center business in Amsterdam, Netherlands, for a cash purchase price of approximately €30.6 million or approximately $34.3 million, at the exchange rate in effect on April 18, 2019. The valuation of assets acquired and liabilities assumed are still being appraised by a third-party and the purchase price allocation is not yet complete. The operating results of the acquisition are reported in the EMEA region following the date of acquisition, and are not significant to the Company's total operations for the three months ended June 30, 2019.
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
On April 2, 2018, the Company completed the acquisition of Infomart Dallas, including its operations and tenants, from ASB Real Estate Investments (the "Infomart Dallas Acquisition"), for total consideration of approximately $804.0 million. The consideration was comprised of approximately $45.8 million in cash, subject to customary adjustments, and $758.2 million aggregate fair value of 5.000% senior unsecured notes (see Note 9). Prior to the acquisition, a portion of the building was leased to the Company and was being used as its Dallas 1, 2, 3 and 6 data centers, which were all accounted for as build-to-suit leases. Upon acquisition, the Company effectively terminated the leases and settled the related financing obligations and other liabilities related to the leases for approximately $170.3 million and $1.9 million, respectively, and recognized a loss on debt extinguishment of $19.5 million. The acquisition of this highly interconnected facility and tenants adds to the Company's global platform and secures the ability to further expand in the Americas market in the future.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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
For the three months ended June 30, 2019, the Company's results of operations included $27.4 million of revenues and insignificant net income from operations from the combined operations of Metronode and Infomart Dallas. For the six months ended June 30, 2019, the Company's results of operations included $54.6 million of revenues and $3.3 million of net income from operations from the combined operations of Metronode and Infomart Dallas.

5.	Assets Held for Sale
In June 2019, the Company entered into an agreement to form a joint venture in the form of a limited liability partnership with GIC, Singapore’s sovereign wealth fund (the "Joint Venture"), to develop and operate xScale™ data centers in Europe. Under the terms of the agreement, the Company will own a 20% interest and GIC will own an 80% interest in the Joint Venture. The Company has agreed to sell both its London 10 and Paris 8 data centers, certain construction development and leases in London, Amsterdam and Frankfurt to the Joint Venture. The assets and liabilities of these data centers and facilities, which are currently included within the Company's EMEA operating segment, were classified as held for sale as of June 30, 2019. The transaction is expected to close in the third quarter of 2019, pending regulatory approval and other closing conditions.
In January 2019, the Company entered into an agreement to sell its New York 12 ("NY12") data center. The assets of the NY12 data center to be divested were classified as held for sale. During the six months ended June 30, 2019, the Company recorded an impairment charge of $14.7 million, reducing the carrying value of NY12 assets to the estimated fair value less cost to sell.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table summarizes the assets and liabilities that were classified as assets and liabilities held for sale in the condensed consolidated balance sheet as of June 30, 2019 (in thousands):

Property, plant and equipment	$264,807
Operating lease right-of-use assets	9,557
Goodwill	68,499
Intangible assets	2,669
Deferred tax assets	1,557
Other assets	6,533
Total assets held for sale	$353,622

Current portion of operating lease liabilities	$667
Current portion of finance lease liabilities	112
Operating lease liabilities, less current portion	9,224
Finance lease liabilities, less current portion	41,709
Deferred tax liabilities	335
Other liabilities	983
Total liabilities held for sale	$53,030

6.	Derivatives and Hedging Activities
Derivatives Designated as Hedging Instruments
Net Investment Hedges. The Company is exposed to the impact of foreign exchange rate fluctuations on the value of investments in its foreign subsidiaries whose functional currencies are other than the U.S. Dollar. In order to mitigate the impact of foreign currency exchange rates, the Company has entered into various foreign currency debt obligations, which are designated as hedges against the Company's net investments in foreign subsidiaries. As of June 30, 2019 and December 31, 2018, the total principal amounts of foreign currency debt obligations designated as net investment hedges were $4,130.2 million and $4,139.8 million, respectively.
The Company also uses cross-currency interest rate swaps to hedge a portion of its net investment in its European operations. As of June 30, 2019, U.S. Dollar to Euro cross-currency interest rate swap contracts with a total notional amount of $750.0 million were outstanding, with maturity dates in April 2022, January 2024 and January 2025. At maturity of each outstanding contract, the Company will receive U.S. Dollars from and pay Euros to the contract counterparty. During the term of each contract, the Company receives interest payments in U.S. Dollars and makes interest payments in Euros based on a notional amount and fixed interest rates determined at contract inception. The Company did not have any cross-currency interest rate swaps outstanding as of December 31, 2018.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The effect of net investment hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Foreign currency debt		$(34,309)	$226,115	$29,606	$151,843
Cross-currency interest rate swaps (included component) (1)		(9,689)	—	5,826	—
Cross-currency interest rate swaps (excluded component) (2)		6,141	—	3,551	—
Total		$(37,857)	$226,115	$38,983	$151,843

Amount of gain or (loss) recognized in earnings:
	Location of gain or (loss)	Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$4,928	$—	$9,091	$—
Total		$4,928	$—	$9,091	$—

(1)	Included component represents foreign exchange spot rates.

(2)	Excluded component represents cross-currency basis spread and interest rates.
Cash Flow Hedges. The Company hedges its foreign currency translation exposure for forecasted revenues and expenses in its EMEA region between the U.S. Dollar and the British Pound, Euro, Swedish Krona and Swiss Franc. The foreign currency forward and option contracts that the Company uses to hedge this exposure are designated as cash flow hedges. As of June 30, 2019 and December 31, 2018, the total notional amounts of these foreign exchange contracts were $853.2 million and $760.9 million, respectively.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The effect of cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Foreign currency forward and option contracts (included component) (1)		$(2,599)	$47,031	$8,366	$41,590
Foreign currency option contracts (excluded component) (2)		(1,405)	—	(1,405)	—
Total		$(4,004)	$47,031	$6,961	$41,590

Amount of gain or (loss) reclassified from accumulated other comprehensive income to income:
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of gain or (loss)	2019	2018	2019	2018
Foreign currency forward contracts	Revenues	$18,684	$(12,904)	$28,545	$(31,319)
Foreign currency forward contracts	Cost of revenues	(9,745)	6,778	(15,074)	16,101
Total		$8,939	$(6,126)	$13,471	$(15,218)

Amount of gain or (loss) excluded from effectiveness testing included in income:
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of gain or (loss)	2019	2018	2019	2018
Foreign currency forward contracts	Other income (expense)	$—	$4,777	$88	$6,430
Foreign currency option contracts (excluded component) (2)	Revenues	(17)	—	(17)	—
Total		$(17)	$4,777	$71	$6,430

(1)	Included component represents foreign exchange spot rates.

(2)	Excluded component represents option's time value.
As of June 30, 2019, the Company's cash flow hedge instruments had maturity dates ranging from July 2019 to June 2021 and the Company recorded a net gain of $28.2 million within accumulated other comprehensive income (loss) relating to cash flow hedges that will be reclassified to revenues and expenses as they mature in the next 12 months. As of December 31, 2018, the Company's cash flow hedge instruments had maturity dates ranging from January 2019 to December 2020 and the Company recorded a net gain of $21.4 million within accumulated other comprehensive income (loss) relating to cash flow hedges that will be reclassified to revenues and expenses as they mature in the next 12 months.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Foreign Currency Forward Contracts. The Company also uses foreign currency forward contracts to manage the foreign exchange risk associated with certain foreign currency-denominated monetary assets and liabilities. As a result of foreign currency fluctuations, the U.S. Dollar equivalent values of its foreign currency-denominated monetary assets and liabilities change. Gains and losses on these contracts are included in other income (expense), on a net basis, along with the foreign currency gains and losses of the related foreign currency-denominated monetary assets and liabilities associated with these foreign currency forward contracts. As of June 30, 2019 and December 31, 2018, the total notional amounts of these foreign currency contracts were $1,817.2 million and $1,500.4 million, respectively.
The following table presents the effect of derivatives not designated as hedging instruments in the Company's condensed consolidated statements of operations (in thousands):

Amount of gain or (loss) recognized in earnings:
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of gain or (loss)	2019	2018	2019	2018
Embedded derivatives	Revenues	$(185)	$3,909	$722	$1,464
Economic hedge of embedded derivatives	Revenues	598	(1,468)	541	(938)
Foreign currency forward contracts	Other income (expense)	10,148	47,796	18,499	43,676
Total		$10,561	$50,237	$19,762	$44,202

Fair Value of Derivative Instruments
The following table presents the fair value of derivative instruments recognized in the Company's condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019		December 31, 2018
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Designated as hedging instruments:
Cash flow hedges
Foreign currency forward and option contracts	$42,781	$187	$38,606	$865
Net investment hedges
Cross-currency interest rate swaps	9,377	—	—	—
Total designated as hedging	52,158	187	38,606	865

Not designated as hedging instruments:
Embedded derivatives	4,947	1,943	4,656	2,426
Economic hedges of embedded derivatives	1,873	19	525	180
Foreign currency forward contracts	4,021	23,979	29,287	6,269
Total not designated as hedging	10,841	25,941	34,468	8,875
Total Derivatives	$62,999	$26,128	$73,074	$9,740

(1)	As presented in the Company's condensed consolidated balance sheets within other current assets and other assets.

(2)	As presented in the Company's condensed consolidated balance sheets within other current liabilities and other liabilities.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Offsetting Derivative Assets and Liabilities
The Company presents its derivative instruments and the accrued interest related to cross-currency interest rate swaps at gross fair values in the condensed consolidated balance sheets. The Company enters into master netting agreements with its counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default. For presentation on the condensed consolidated balance sheets, the Company does not offset fair value amounts recognized for derivative instruments or the accrued interest related to cross-currency interest rate swaps under master netting arrangements. The following table presents information related to these offsetting arrangements as of June 30, 2019 and December 31, 2018 (in thousands):

	Gross Amounts Offset in Consolidated Balance Sheet
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Net Amounts	Gross Amounts not Offset in the Balance Sheet	Net
June 30, 2019
Derivative assets	$80,919	$—	$80,919	$(32,248)	$48,671
Derivative liabilities	35,931	—	35,931	(32,248)	3,683

December 31, 2018
Derivative assets	$73,074	$—	$73,074	$(6,517)	$66,557
Derivative liabilities	9,740	—	9,740	(6,517)	3,223

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

7.	Fair Value Measurements
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
The Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.
The Company's financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 were as follows (in thousands):

	Fair Value at June 30, 2019	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Cash	$1,039,871	$1,039,871	$—
Money market and deposit accounts	573,658	573,658	—
Publicly traded equity securities	2,215	2,215	—
Certificates of deposit	15,004	—	15,004
Derivative instruments (1)	62,999	—	62,999
Total	$1,693,747	$1,615,744	$78,003
Liabilities:
Derivative instruments (1)	$26,128	$—	$26,128

(1)	Amounts are included within other current assets, other assets, others current liabilities and other liabilities in the Company's accompanying condensed consolidated balance sheet.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 were as follows (in thousands):

	Fair Value at December 31, 2018	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Cash	$486,648	$486,648	$—
Money market and deposit accounts	119,518	119,518	—
Publicly traded equity securities	1,717	1,717	—
Certificates of deposit	2,823	—	2,823
Derivative instruments (1)	73,074	—	73,074
Total	$683,780	$607,883	$75,897
Liabilities:
Derivative instruments (1)	$9,740	$—	$9,740

(1)	Amounts are included within other current assets, other assets, other current liabilities and other liabilities in the Company's accompanying condensed consolidated balance sheet.
The Company did not have any Level 3 financial assets or financial liabilities as of June 30, 2019 and December 31, 2018.

8.	Leases
The Company determines if an arrangement is or contains a lease at inception. The Company enters into lease arrangements primarily for data center spaces, office spaces and equipment. The Company recognizes a ROU asset and lease liability on the condensed consolidated balance sheet for all leases with a term longer than 12 months. As of June 30, 2019, the Company recorded finance lease assets of $968.2 million, net of accumulated amortization of $449.4 million, within the property, plant and equipment, net.
ROU assets represent the Company's right to use an underlying asset for the lease term. Lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and liabilities are classified and recognized at the commencement date. ROU liabilities are measured based on the present value of fixed lease payments over the lease term. ROU assets consist of (i) initial measurement of the lease liability; (ii) lease payments made to the lessor at or before the commencement date less any lease incentives received; and (iii) initial direct costs incurred by the Company. Lease payments may vary because of changes in facts or circumstances occurring after the commencement, including changes in inflation indices. Variable lease payments that depend on an index or a rate (such as the Consumer Price Index or a market interest rate) are included in the measurement of ROU assets and lease liabilities using the index or rate at the commencement date. Variable lease payments that do not depend on an index or a rate are excluded from the measurement of ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Since most of the Company's leases do not provide an implicit rate, the Company uses its own incremental borrowing rate ("IBR") on a collateralized basis in determining the present value of lease payments. The Company utilizes a market-based approach to estimate the IBR. The approach requires significant judgment. Therefore, the Company utilizes different data sets to estimate IBRs via an analysis of (i) yields on our outstanding public debt; (ii) yields on comparable credit rating composite curves; (iii) sovereign rates; and (iv) historical difference in yields on the curves of our secured and unsecured rated debt. The Company also applies adjustments to account for considerations related to (i) tenor and (ii) country credit rating that may not be fully incorporated by the aforementioned data sets.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Significant Lease Transaction
Hong Kong 4 ("HK4") Data Center
In August 2018, the Company entered into a lease agreement with the landlord to lease the remaining floors of the HK4 data center. The lease did not commence until May 2019. Pursuant to the accounting standard for leases, the Company assessed the lease classification of the HK4 lease at commencement date and determined that the lease should be accounted for as an operating lease. During the three months ended June 30, 2019, the Company recorded operating lease ROU asset and liability of 317.3 million Hong Kong dollars, or $40.6 million at the exchange rate in effect on June 30, 2019.
Lease Expenses
The components of lease expenses are as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease cost
Amortization of right-of-use assets (1)	$19,811	$39,897
Interest on lease liabilities	27,111	54,634
Total finance lease cost	46,922	94,531

Operating lease cost	54,920	106,559
Total lease cost	$101,842	$201,090

(1) Amortization of right-of-use assets is included with depreciation expense, and is recorded within cost of revenues, sales and marketing and general and administrative expenses in the condensed consolidated statements of operations.
Other Information
Other information related to leases is as follows (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$52,701
Operating cash flows from operating leases	101,875
Financing cash flows from finance leases	43,112

Right-of-use assets obtained in exchange for lease obligations: (1)
Finance leases	$2,597
Operating leases	77,905

As of June 30, 2019
Weighted-average remaining lease term - finance leases (2)	14 years
Weighted-average remaining lease term - operating leases (2)	13 years
Weighted-average discount rate - finance leases	10%
Weighted-average discount rate - operating leases	4%

(1) Represents all non-cash changes in ROU assets, including the impact of reclassifying finance lease and operating lease ROU assets of $36.9 million and $9.6 million, respectively, to assets held for sale. Refer to Note 5.
(2) Includes lease renewal options that are reasonably certain to be exercised.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Maturities of Lease Liabilities
Maturities of lease liabilities under Topic 842 as of June 30, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2019 (6 months remaining)	$93,232	$76,153	$169,385
2020	198,629	157,700	356,329
2021	185,623	156,656	342,279
2022	178,060	157,284	335,344
2023	163,424	158,137	321,561
Thereafter	1,184,006	1,563,362	2,747,368
Total lease payments	2,002,974	2,269,292	4,272,266
Plus amount representing residual property value	—	19,027	19,027
Less imputed interest	(537,714)	(1,086,549)	(1,624,263)
Total	$1,465,260	$1,201,770	$2,667,030
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
The Company entered into agreements with various landlords primarily to lease data center spaces which have not yet commenced as of June 30, 2019. These leases will commence between fiscal years 2019 and 2020, with lease terms of 5 to 29 years and a total lease commitment of approximately $260.3 million.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

9.	Debt Facilities
Mortgage and Loans Payable
As of June 30, 2019 and December 31, 2018, the Company's mortgage and loans payable consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Term loans	$1,301,849	$1,344,482
Mortgage payable and loans payable	42,392	44,042
	1,344,241	1,388,524
Less amount representing unamortized debt discount and debt issuance cost	(5,725)	(6,614)
Add amount representing unamortized mortgage premium	1,830	1,882
	1,340,346	1,383,792
Less current portion	(72,795)	(73,129)
Total	$1,267,551	$1,310,663

Senior Notes
As of June 30, 2019 and December 31, 2018, the Company's senior notes consisted of the following (in thousands):

	June 30, 2019		December 31, 2018
	Amount	Effective Rate	Amount	Effective Rate
5.000% Infomart Senior Notes (1)	$600,000	4.43%	$750,000	4.40%
5.375% Senior Notes due 2022	750,000	5.56%	750,000	5.56%
5.375% Senior Notes due 2023	1,000,000	5.51%	1,000,000	5.51%
2.875% Euro Senior Notes due 2024	852,600	3.08%	859,125	3.08%
5.750% Senior Notes due 2025	500,000	5.88%	500,000	5.88%
2.875% Euro Senior Notes due 2025	1,136,800	3.04%	1,145,500	3.04%
5.875% Senior Notes due 2026	1,100,000	6.03%	1,100,000	6.03%
2.875% Euro Senior Notes due 2026	1,136,800	3.04%	1,145,500	3.04%
5.375% Senior Notes due 2027	1,250,000	5.51%	1,250,000	5.51%
	8,326,200		8,500,125
Less amount representing unamortized debt issuance cost	(68,936)		(75,372)
Add amount representing unamortized debt premium	3,132		5,031
	8,260,396		8,429,784
Less current portion	(300,929)		(300,999)
Total	$7,959,467		$8,128,785

(1) 5.000% Infomart Senior Notes consist of five tranches due in each of April 2019, October 2019, April 2020, October 2020 and April 2021. The effective rate represents the weighted-average effective interest rates of the tranches outstanding at the periods presented in the table above.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Maturities of Debt Instruments
The following table sets forth maturities of the Company's debt, including mortgage and loans payable, and senior notes, gross of debt issuance costs, debt discounts and debt premiums, as of June 30, 2019 (in thousands):

Years ending:
2019 (6 months remaining)	$186,592
2020	372,978
2021	222,722
2022	1,908,801
2023	1,002,528
Thereafter	5,978,650
Total	$9,672,271

Fair Value of Debt Instruments
The following table sets forth the estimated fair values of the Company's mortgage and loans payable and senior notes, including current maturities, as of (in thousands):

	June 30, 2019	December 31, 2018
Mortgage and loans payable	$1,349,302	$1,389,632
Senior notes	8,710,218	8,422,211

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
Interest Charges
The following table sets forth total interest costs incurred and total interest costs capitalized for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest expense	$120,547	$134,673	$243,393	$260,950
Interest capitalized	5,910	3,484	15,764	6,798
Interest charges incurred	$126,457	$138,157	$259,157	$267,748

Total interest paid, net of capitalized interest, during the three months ended June 30, 2019 and 2018 was $107.4 million and $111.6 million, respectively. Total interest paid, net of capitalized interest, during the six months ended June 30, 2019 and 2018 was $243.6 million and $215.3 million, respectively.

10.	Commitments and Contingencies
Commitments
As a result of the Company's various IBX data center expansion projects, as of June 30, 2019, the Company was contractually committed for approximately $0.9 billion of unaccrued capital expenditures, primarily for IBX infrastructure equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. The Company also had numerous other, non-capital purchase commitments in place as of June 30, 2019, such as commitments to purchase power in select locations through the remainder of 2019 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2019 and thereafter. Such other

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

miscellaneous purchase commitments totaled approximately $1.0 billion as of June 30, 2019. In addition, the Company entered into lease agreements in various locations that have not yet commenced as of June 30, 2019. For further information on lease commitments, see Note 8 above.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.	Stockholders' Equity
Stockholders' Equity Rollforward
The following tables provide a rollforward of stockholders' equity for the three and six months ended June 30, 2019 and 2018 (in thousands):

							AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	81,119,117	$81	(396,859)	$(145,161)	$10,751,313	$(3,331,200)	$(945,702)	$889,948	$7,219,279	$—	$7,219,279
Adjustment from adoption of new accounting standard update	—	—	—	—	—	—	—	(5,973)	(5,973)	—	(5,973)
Net income (loss)	—	—	—	—	—	—	—	118,078	118,078	(331)	117,747
Other comprehensive income	—	—	—	—	—	—	3,337	—	3,337	7	3,344
Issuance of common stock and release of treasury stock for employee equity awards	360,464	—	1,706	360	27,233	—	—	—	27,593	—	27,593
Issuance of common stock for equity offering	2,985,575	3	—	—	1,213,431	—	—	—	1,213,434	—	1,213,434
Dividend distribution on common stock, $2.46 per share	—	—	—	—	—	(198,933)	—	—	(198,933)	—	(198,933)
Settlement of accrued dividends on vested equity awards	—	—	—	—	284	(387)	—	—	(103)	—	(103)
Accrued dividends on unvested equity awards	—	—	—	—	—	(2,395)	—	—	(2,395)	—	(2,395)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	50,795	—	—	—	50,795	—	50,795
Balance as of March 31, 2019	84,465,156	84	(395,153)	(144,801)	12,043,056	(3,532,915)	(942,365)	1,002,053	8,425,112	(324)	8,424,788
Net income	—	—	—	—	—	—	—	143,527	143,527	325	143,852
Other comprehensive loss	—	—	—	—	—	—	(16,078)	—	(16,078)	(14)	(16,092)
Issuance of common stock and release of treasury stock for employee equity awards	26,435	—	359	76	(76)	—	—	—	—	—	—
Issuance of common stock under ATM Program	722,361	1	—	—	348,120	—	—	—	348,121	—	348,121
Dividend distribution on common stock, $2.46 per share	—	—	—	—	—	(207,949)	—	—	(207,949)	—	(207,949)
Settlement of accrued dividends on vested equity awards	—	—	—	—	12	(33)	—	—	(21)	—	(21)
Accrued dividends on unvested equity awards	—	—	—	—	—	(2,972)	—	—	(2,972)	—	(2,972)

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

							AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends
	Shares	Amount	Shares	Amount
Stock-based compensation, net of estimated forfeitures	—	—	—	—	59,502	—	—	—	59,502	—	59,502
Balance as of June 30, 2019	85,213,952	$85	(394,794)	$(144,725)	$12,450,614	$(3,743,869)	$(958,443)	$1,145,580	$8,749,242	$(13)	$8,749,229

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

					Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	79,440,404	$79	(402,342)	$(146,320)	$10,121,323	$(2,592,792)	$(785,189)	$252,689	$6,849,790
Adjustment from adoption of new accounting standard update	—	—	—	—	—	—	(2,124)	271,900	269,776
Net income	—	—	—	—	—	—	—	62,894	62,894
Other comprehensive income	—	—	—	—	—	—	69,144	—	69,144
Issuance of common stock and release of treasury stock for employee equity awards	416,512	1	2,957	625	25,221	—	—	—	25,847
Dividend distribution on common stock, $2.28 per share	—	—	—	—	—	(180,640)	—	—	(180,640)
Settlement of accrued dividends on vested equity awards	—	—	—	—	1,795	(530)	—	—	1,265
Accrued dividends on unvested equity awards	—	—	—	—	—	(2,216)	—	—	(2,216)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	44,691	—	—	—	44,691
Balance as of March 31, 2018	79,856,916	80	(399,385)	(145,695)	10,193,030	(2,776,178)	(718,169)	587,483	7,140,551
Net income	—	—	—	—	—	—	—	67,618	67,618
Other comprehensive loss	—	—	—	—	—	—	(159,825)	—	(159,825)
Issuance of common stock and release of treasury stock for employee equity awards	31,068	—	297	63	(50)	—	—	—	13
Issuance of common stock under ATM Program	19,100	—	—	—	8,202	—	—	—	8,202
Dividend distribution on common stock, $2.28 per share	—	—	—	—	—	(181,207)	—	—	(181,207)
Settlement of accrued dividends on vested equity awards	—	—	—	—	103	(43)	—	—	60
Accrued dividends on unvested equity awards	—	—	—	—	—	(2,755)	—	—	(2,755)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	51,870	—	—	—	51,870
Balance as of June 30, 2018	79,907,084	$80	(399,088)	$(145,632)	$10,253,155	$(2,960,183)	$(877,994)	$655,101	$6,924,527

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by components are as follows (in thousands):

	Balance as of December 31, 2018	Net Change	Balance as of June 30, 2019
Foreign currency translation adjustment ("CTA") loss	$(998,603)	$(56,585)	$(1,055,188)
Unrealized gain on cash flow hedges (1)	19,480	4,869	24,349
Net investment hedge CTA gain (1)	34,325	38,993	73,318
Net actuarial loss on defined benefit plans (2)	(904)	(18)	(922)
Accumulated other comprehensive loss attributable to Equinix	$(945,702)	$(12,741)	$(958,443)

(1)	Refer to Note 6 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income.

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

Changes in foreign currencies can have a significant impact to the Company's consolidated balance sheets (as evidenced above in the Company's foreign currency translation loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translated into more U.S. Dollars when the U.S. Dollar weakens or less U.S. Dollars when the U.S. Dollar strengthens. As of June 30, 2019, the U.S. Dollar was generally stronger relative to certain of the currencies of the foreign countries in which the Company operates as compared to December 31, 2018. This overall strengthening of the U.S. Dollar had an overall unfavorable impact on the Company's condensed consolidated financial position because the foreign denominations translated into less U.S. Dollars as evidenced by an increase in foreign currency translation loss for the six months ended June 30, 2019 as reflected in the above table. In future periods, the volatility of the U.S. Dollar as compared to the other currencies in which the Company operates could have a significant impact on its condensed consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.
Common Stock
In March 2019, the Company issued and sold 2,985,575 shares of common stock in a public offering pursuant to a registration statement and a related prospectus and prospectus supplement. The Company received net proceeds of approximately $1,213.4 million, net of underwriting discounts, commissions and offering expenses.
In August 2017, the Company established an "at-the-market" equity offering program (the "2017 ATM Program") under which the Company may, from time to time, issue and sell shares of its common stock to or through sales agents up to an aggregate of $750.0 million. For the six months ended June 30, 2018, the Company sold 19,100 shares under the 2017 ATM Program, for approximately $7.6 million, net of payment of commissions to the sales agents. As of December 31, 2018, no shares remained available for sale under the 2017 ATM Program. In December 2018, the Company launched another ATM program, under which it may offer and sell from time to time up to an aggregate of $750.0 million of its common stock in "at the market" transactions (the "2018 ATM Program"). For the six months ended June 30, 2019, the Company sold 722,361 shares under the 2018 ATM program, for approximately $348.2 million, net of payment of commissions to sales agents.
Stock-Based Compensation
For the six months ended June 30, 2019, the Compensation Committee and/or the Stock Award Committee of the Company's Board of Directors, as the case may be, approved the issuance of an aggregate of 697,174 shares of restricted stock units to certain employees, including executive officers, pursuant to the 2000 Equity Incentive Plan. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $434.17 and a weighted-average requisite service period of 3.66 years. The valuation of restricted stock units with only a service condition or a service and performance condition require no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of the Company's stock price on the date of grant. The Company used revenues and adjusted funds from operations ("AFFO") per share as the performance measurements in the restricted stock units with both service and performance conditions that were granted in the six months ended June 30, 2019.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company uses a Monte Carlo simulation option-pricing model to determine the fair value of restricted stock units with a service and market condition. The Company used total shareholder return ("TSR") as the performance measurement in the restricted stock units with a service and market condition that were granted in the six months ended June 30, 2019. There were no significant changes in the assumptions used to determine the fair value of restricted stock units with a service and market condition that were granted in 2019 compared to the prior year.
The following table presents, by operating expense category, the Company's stock-based compensation expense recognized in the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	$6,500	$4,607	$11,512	$8,506
Sales and marketing	15,157	14,108	28,458	25,814
General and administrative	39,862	31,010	70,572	57,941
Total	$61,519	$49,725	$110,542	$92,261

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

12.	Segment Information
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
The following tables present revenue information disaggregated by product lines and geographic areas (in thousands):

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$444,086	$347,795	$213,734	$1,005,615	$884,067	$678,920	$423,399	$1,986,386
Interconnection	142,460	38,614	37,957	219,031	281,023	76,139	74,653	431,815
Managed infrastructure	22,908	28,397	22,467	73,772	44,695	57,485	44,387	146,567
Other (1)	5,352	2,275	—	7,627	11,331	4,774	—	16,105
Recurring revenues	614,806	417,081	274,158	1,306,045	1,221,116	817,318	542,439	2,580,873
Non-recurring revenues	29,614	32,774	16,544	78,932	67,670	67,197	32,455	167,322
Total	$644,420	$449,855	$290,702	$1,384,977	$1,288,786	$884,515	$574,894	$2,748,195

(1) Includes some leasing and hedging activities.

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$433,895	$293,518	$186,172	$913,585	$861,020	$581,579	$352,370	$1,794,969
Interconnection	131,720	33,969	31,924	197,613	260,973	68,946	62,693	392,612
Managed infrastructure	18,292	29,731	21,184	69,207	36,827	60,417	43,364	140,608
Other (1)	4,980	2,364	—	7,344	6,059	4,130	—	10,189
Recurring revenues	588,887	359,582	239,280	1,187,749	1,164,879	715,072	458,427	2,338,378
Non-recurring revenues	29,388	23,586	21,220	74,194	56,023	47,726	35,693	139,442
Total	$618,275	$383,168	$260,500	$1,261,943	$1,220,902	$762,798	$494,120	$2,477,820

(1) Includes some leasing and hedging activities.
No single customer accounted for 10% or greater of the Company's accounts receivable or revenues for the three and six months ended June 30, 2019 and 2018.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company defines adjusted EBITDA as income from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gain on asset sales as presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Adjusted EBITDA:
Americas	$309,052	$293,955	$616,890	$585,504
EMEA	209,645	170,815	408,717	336,993
Asia-Pacific	158,313	139,234	311,558	261,022
Total adjusted EBITDA	677,010	604,004	1,337,165	1,183,519
Depreciation, amortization and accretion expense	(320,550)	(308,828)	(635,255)	(615,293)
Stock-based compensation expense	(61,519)	(49,725)	(110,542)	(92,261)
Impairment charges	(386)	—	(14,834)	—
Acquisition costs	(2,774)	(30,413)	(5,245)	(35,052)
Income from operations	$291,781	$215,038	$571,289	$440,913

The Company also provides the following additional segment disclosures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Depreciation and amortization:
Americas	$167,244	$159,922	$334,014	$317,500
EMEA	87,980	88,492	172,145	181,772
Asia-Pacific	64,000	58,917	126,243	115,627
Total	$319,224	$307,331	$632,402	$614,899
Capital expenditures:
Americas	$173,623	$200,277	$318,118	$347,606
EMEA	170,851	222,377	335,206	376,768
Asia-Pacific	99,697	97,585	154,814	145,594
Total	$444,171	$520,239	$808,138	$869,968

The Company's long-lived assets are located in the following geographic areas as of (in thousands):

	June 30, 2019	December 31, 2018
Americas	$5,055,889	$5,010,507
EMEA	3,715,307	3,726,596
Asia-Pacific	2,221,544	2,288,917
Total long-lived assets	$10,992,740	$11,026,020

13.	Subsequent Events
On July 31, 2019, the Company declared a quarterly cash dividend of $2.46 per share, which is payable on September 18, 2019 to the Company's common stockholders of record as of the close of business on August 21, 2019.

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
In March 2019, as more fully described in Note 11 of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we issued and sold 2,985,575 shares of common stock in a public equity offering. We received net proceeds of approximately $1,213.4 million, net of underwriting discounts, commissions and offering expenses.
In April 2019, as more fully described in Note 4 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we completed the acquisition of Switch Datacenters' AMS1 data center business in Amsterdam, Netherlands (the "AM 11 data center"), for a cash purchase price of approximately €30.6 million, or approximately $34.3 million at the exchange rate in effect on April 18, 2019.
In May and June 2019, as more fully described in Note 11 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we sold 722,361 shares of common stock for approximately $348.2 million in proceeds, net of payment of commissions to the sales agents, under the existing 2018 ATM program.
In June 2019, as more fully described in Note 5 of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we entered into an agreement to form a joint venture in the form of a limited liability partnership with GIC, Singapore’s sovereign wealth fund (the "Joint Venture"), to develop and operate xScale™ data centers in Europe. Under the terms of the agreement, we will own a 20% interest and GIC will own an 80% interest in the Joint Venture. We have agreed to sell our London 10 and Paris 8 data centers, certain construction development and leases in London, Amsterdam and Frankfurt to the Joint Venture. The assets and liabilities of these data centers and facilities were classified as held for sale as of June 30, 2019. The transaction is expected to close in the third quarter of 2019, pending regulatory approval and other closing conditions.
Overview
Equinix provides global data center offerings that protect and connect the world's most valued information assets. Global enterprises, financial services companies and content and network service providers rely upon Equinix's leading insight and data centers around the world for the safehousing of their critical IT equipment and the ability to directly connect to the networks that enable today's information-driven economy. Recent IBX openings and acquisitions have expanded our total global footprint to 203 IBX data centers across 52 markets around the world. Equinix offers the following solutions: (i) premium data center colocation, (ii) interconnection and exchange and (iii) outsourced IT infrastructure solutions. As of June 30, 2019, we operated or had partner IBX data centers in Brazil, Canada, Colombia and throughout the U.S. in the Americas region; Bulgaria, Finland, France, Germany,

Ireland, Italy, the Netherlands, Poland, Portugal, Spain, Sweden, Switzerland, Turkey, the United Arab Emirates and the United Kingdom in the EMEA region; and Australia, China, Hong Kong, Indonesia, Japan and Singapore in the Asia-Pacific region.
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

Historically, our market was served by large telecommunications carriers who have bundled telecommunications products and services with their colocation offerings. The data center market landscape has evolved to include cloud computing/utility providers, application hosting providers and systems integrators, managed infrastructure hosting providers and colocation providers. More than 350 companies provide data center solutions in the U.S. alone. Each of these data center solutions providers can bundle various colocation, interconnection and network offerings and outsourced IT infrastructure solutions. We are able to offer our customers a global platform that reaches 24 countries with proven operational reliability, improved application performance, network choice and a highly scalable set of offerings.

Our cabinet utilization rates were approximately 81%, as of June 30, 2019, and 82%, excluding data centers acquired from Metronode, Infomart Dallas, Itconic and Zenium, as of June 30, 2018. Excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our cabinet utilization rate would have increased to approximately 84% as of June 30, 2019. Our cabinet utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.
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
Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during any given quarter of the past three years, more than half of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. During the three and six months ended June 30, 2019 and 2018, our largest customer accounted for approximately 3% of our recurring revenues. Our 50 largest customers accounted for approximately 39% of our recurring revenues for both the three months ended June 30, 2019 and 2018. Our 50 largest customers accounted for approximately 39% and 38%, respectively, of our recurring revenues for the six months ended June 30, 2019 and 2018.
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
Taxation as a REIT
We elected to be taxed as a real estate investment trust for federal income tax purposes ("REIT") beginning with our 2015 taxable year. As of June 30, 2019, our REIT structure included all of our data center operations in the U.S., Canada, Japan and the data center operations in EMEA with the exception of Bulgaria, United Arab Emirates and a portion of Turkey. Our data center operations in other jurisdictions are operated as taxable REIT subsidiaries ("TRSs").
On June 27, 2019, we entered into an agreement to form a joint venture in the form of a limited liability partnership with GIC, Singapore’s sovereign wealth fund, to develop and operate xScale™ data centers in Europe. We have agreed to sell our London 10 and Paris 8 data centers, certain construction development and leases in London, Amsterdam and Frankfurt to the joint venture. We do not believe the joint venture investment will adversely impact our REIT compliance.
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
On each of March 20, 2019 and June 19, 2019, we paid quarterly cash dividends of $2.46 per share. On July 31, 2019, we declared a quarterly cash dividend of $2.46 per share, payable on September 18, 2019, to our common stockholders of record as of the close of business on August 21, 2019. We expect the amount of all 2019 quarterly distributions and other applicable distributions to equal or exceed the REIT's taxable income to be recognized in 2019.
We continue to monitor our REIT compliance in order to maintain our qualification for federal income taxation as a REIT. For this and other reasons, as necessary, we may convert some of our data center operations in other countries into the REIT structure in future periods.
Results of Operations
Our results of operations for the three and six months ended June 30, 2019 include the results of operations from the acquisition of the AM11 data center from April 18, 2019. Our results of operations for the three and six months ended June 30, 2018 include the results of operations from the Metronode Acquisition from April 18, 2018 and the Infomart Dallas Acquisition from April 2, 2018.
Three Months Ended June 30, 2019 and 2018
Revenues. Our revenues for the three months ended June 30, 2019 and 2018 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three Months Ended June 30,				% Change
	2019	%	2018	%	Actual	Constant Currency (1)
Americas:
Recurring revenues	$614,806	44%	$588,887	47%	4%	5%
Non-recurring revenues	29,614	2%	29,388	2%	1%	1%
	644,420	46%	618,275	49%	4%	5%
EMEA:
Recurring revenues	417,081	30%	359,582	28%	16%	22%
Non-recurring revenues	32,774	3%	23,586	2%	39%	47%
	449,855	33%	383,168	30%	17%	24%
Asia-Pacific:
Recurring revenues	274,158	20%	239,280	19%	15%	18%
Non-recurring revenues	16,544	1%	21,220	2%	(22)%	(20)%
	290,702	21%	260,500	21%	12%	15%
Total:
Recurring revenues	1,306,045	94%	1,187,749	94%	10%	13%
Non-recurring revenues	78,932	6%	74,194	6%	6%	10%
	$1,384,977	100%	$1,261,943	100%	10%	13%

(1)	As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.
Americas Revenues. Our Americas revenue growth was primarily due to (i) approximately $16.4 million of revenues generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, Dallas, Washington, D.C., Rio de Janeiro, São Paulo, Houston, Seattle and Silicon Valley metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended June 30, 2019, foreign currency fluctuations resulted in approximately $4.7 million of unfavorable foreign currency impact to our Americas revenues, primarily due to a generally stronger

U.S. Dollar relative to the Brazilian Real during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.
EMEA Revenues. Our EMEA revenue growth was primarily due to (i) approximately $29.4 million of revenues from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Madrid, Frankfurt, London and Paris metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended June 30, 2019, foreign currency fluctuations resulted in approximately $24.0 million of unfavorable foreign currency impact to our EMEA revenues, primarily due to a generally stronger U.S. Dollar relative to the Euro and British Pound during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The foreign currency impact to EMEA revenues was partially offset by realized cash flow hedge gains.
Asia-Pacific Revenues. Our Asia-Pacific revenue growth was primarily due to (i) approximately $18.9 million of revenue generated from our recently-opened IBX data center expansions in the Hong Kong, Shanghai, Melbourne, Perth, Osaka and Singapore metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended June 30, 2019, foreign currency fluctuations resulted in approximately $8.1 million of net unfavorable foreign currency impact to our Asia-Pacific revenues, primarily due to a generally stronger U.S. Dollar relative to the Australian Dollar and Singapore Dollar during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.
Cost of Revenues. Our cost of revenues for the three months ended June 30, 2019 and 2018 were split among the following geographic regions (dollars in thousands):

	Three Months Ended June 30,				% Change
	2019	%	2018	%	Actual	Constant Currency
Americas	$287,065	41%	$282,395	43%	2%	3%
EMEA	251,876	36%	226,301	35%	11%	17%
Asia-Pacific	159,238	23%	143,105	22%	11%	14%
Total	$698,179	100%	$651,801	100%	7%	10%

	Three Months Ended June 30,
	2019	2018
Cost of revenues as a percentage of revenues:
Americas	45%	46%
EMEA	56%	59%
Asia-Pacific	55%	55%
Total	50%	52%
Americas Cost of Revenues. The increase in our Americas cost of revenues for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to higher compensation costs, including salaries, bonuses and stock-based compensation. For the three months ended June 30, 2019, the impact of foreign currency fluctuations on our Americas cost of revenues was not significant when compared to average exchange rates of the three months ended June 30, 2018. We expect Americas cost of revenues to increase as we continue to grow our business.
EMEA Cost of Revenues. The increase in our EMEA cost of revenues was primarily due to (i) $8.0 million of higher utilities costs driven by IBX expansions, increased utility usage and utility price increases in Frankfurt, London and the Netherlands and (ii) an increase of $5.0 million in the cost of custom service orders in support of our revenue growth from professional services. The increase is also due to claims from subcontractors as a result of a general contractor bankruptcy. During the three months ended June 30, 2019, foreign currency fluctuations resulted in approximately $13.1 million of net favorable foreign currency impact to our EMEA cost of revenues primarily due to a generally stronger U.S. Dollar relative to the Euro and British Pound during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The foreign currency impact to EMEA cost of revenues was largely offset by realized cash flow hedge losses. We expect EMEA cost of revenues to increase as we continue to grow our business.
Asia-Pacific Cost of Revenues. The increase in our Asia-Pacific cost of revenues for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was primarily due to (i) $11.4 million of higher utilities, rent and facility costs, primarily driven by expansions, higher utility rates and increased utility usage in Hong Kong, Australia and Singapore and (ii) $4.6 million of higher depreciation expense primarily due to our IBX data center expansion activity. During the three months ended June 30, 2019, foreign currency fluctuations resulted in approximately $4.1 million of net favorable foreign currency impact to our Asia-Pacific cost of revenues primarily due to a generally stronger U.S. Dollar relative to the Australian Dollar during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. We expect our Asia-Pacific cost of revenues to increase as we continue to grow our business.
Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended June 30, 2019 and 2018 were split among the following geographic regions (dollars in thousands):

	Three Months Ended June 30,				% Change
	2019	%	2018	%	Actual	Constant Currency
Americas	$97,596	61%	$96,554	62%	1%	1%
EMEA	39,711	25%	36,544	24%	9%	14%
Asia-Pacific	21,894	14%	21,104	14%	4%	7%
Total	$159,201	100%	$154,202	100%	3%	5%

	Three Months Ended June 30,
	2019	2018
Sales and marketing expenses as a percentage of revenues:
Americas	15%	16%
EMEA	9%	10%
Asia-Pacific	8%	8%
Total	11%	12%
Americas Sales and Marketing Expenses. Our Americas sales and marketing expenses did not materially change during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. For the three months ended June 30, 2019, the impact of foreign currency fluctuations on our Americas sales and marketing expenses was not significant when compared to average exchange rates of the three months ended June 30, 2018. We anticipate that we will continue to invest in Americas sales and marketing initiatives and expect our Americas sales and marketing expenses to increase as we continue to grow our business.
EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expenses did not materially change during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. For the three months ended June 30, 2019, the impact of foreign currency fluctuations on our EMEA sales and marketing expenses was not significant when compared to average exchange rates of the three months ended June 30, 2018. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenues and expect our EMEA sales and marketing expenses to continue to increase as we continue to grow our business.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expenses did not materially change during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. For the three months ended June 30, 2019, the impact of foreign currency fluctuations on our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the three months ended June 30, 2018. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives and expect our Asia-Pacific sales and marketing expenses to continue to increase as we continue to grow our business.
General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2019 and 2018 were split among the following geographic regions (dollars in thousands):

	Three Months Ended June 30,				% Change
	2019	%	2018	%	Actual	Constant Currency
Americas	$160,997	69%	$140,812	67%	14%	15%
EMEA	48,085	21%	46,739	22%	3%	7%
Asia-Pacific	23,574	10%	22,938	11%	3%	5%
Total	$232,656	100%	$210,489	100%	11%	12%

	Three Months Ended June 30,
	2019	2018
General and administrative expenses as a percentage of revenues:
Americas	25%	23%
EMEA	11%	12%
Asia-Pacific	8%	9%
Total	17%	17%
Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $12.1 million of higher compensation costs, including salaries, bonuses, stock-based compensation, and headcount growth; (ii) $6.3 million of higher depreciation expense associated with the implementation of certain systems, including data management and cloud exchange systems, to improve our billing processes and to support the integration and growth of our business and (iii) $4.0 million of higher office and outside service consulting costs in support of our business growth. During the three months ended June 30, 2019, the impact of foreign currency fluctuations on our Americas general and administrative expenses was not significant when compared to average exchange rates for the three months ended June 30, 2018. Going forward, although we are carefully monitoring our spending, we expect our Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including investments in our back office systems.
EMEA General and Administrative Expenses. Our EMEA general and administrative expenses did not materially change during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The impact of foreign currency fluctuations on our EMEA general and administrative expenses for the three months ended June 30, 2019 was not significant when compared to average exchange rates of the three months ended June 30, 2018. Going forward, although we are carefully monitoring our spending, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth.
Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The impact of foreign currency fluctuations on our Asia-Pacific general and administrative expenses for the three months ended June 30, 2019 was not significant when compared to average exchange rates of the three months ended June 30, 2018. Going forward, although we are carefully monitoring our spending, we expect our Asia-Pacific general and administrative expenses to increase as we continue to support our growth.
Acquisition Costs. During the three months ended June 30, 2019, we did not record a significant amount of acquisition costs. During the three months ended June 30, 2018, we recorded acquisition costs totaling $30.4 million, primarily in the Asia-Pacific and Americas regions, due to our acquisitions of the Metronode group of companies and Infomart Dallas.
Impairment Charge. During the three months ended June 30, 2019, we did not record a significant amount of impairment charges. We did not have any impairment charges during the three months ended June 30, 2018.
Income from Operations. Our income from operations for the three months ended June 30, 2019 and 2018 was split among the following geographic regions (dollars in thousands):

	Three Months Ended June 30,				% Change
	2019	%	2018	%	Actual	Constant Currency
Americas	$99,195	34%	$87,711	41%	13%	14%
EMEA	106,555	37%	73,046	34%	46%	55%
Asia-Pacific	86,031	29%	54,281	25%	58%	64%
Total	$291,781	100%	$215,038	100%	36%	41%
Americas Income from Operations. The increase in our Americas income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above as well as lower acquisition costs in the current quarter as compared to the same quarter in the prior year. The impact of foreign currency fluctuations on our Americas income from operations for the three months ended June 30, 2019 was not significant when compared to average exchange rates of the three months ended June 30, 2018.

EMEA Income from Operations. The increase in our EMEA income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity as well as lower operating expenses as a percentage of revenues. During the three months ended June 30, 2019, foreign currency fluctuations resulted in approximately $7.0 million of net unfavorable foreign currency impact to our EMEA income from operations primarily due to a generally stronger U.S. Dollar relative to the Euro and British Pound during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.
Asia-Pacific Income from Operations. The increase in our Asia-Pacific income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity, as described above, as well as lower acquisition costs in the current period as compared to the prior year. The impact of foreign currency fluctuations on our Asia-Pacific income from operations for the three months ended June 30, 2019 was not significant when compared to average exchange rates of the three months ended June 30, 2018.
Interest Income. Interest income was $7.8 million and $4.0 million, respectively, for the three months ended June 30, 2019 and 2018. The average annualized yield for the three months ended June 30, 2019 was 1.89% versus 1.05% for the three months ended June 30, 2018.
Interest Expense. Interest expense decreased to $120.5 million for the three months ended June 30, 2019 from $134.7 million for the three months ended June 30, 2018, primarily attributable to (i) the reduction in lease interest expense due to the conversion of certain build-to-suit leases to operating leases upon the adoption of ASC 842 and (ii) the utilization of cross-currency interest rate swaps beginning in the first quarter of 2019. During the three months ended June 30, 2019 and 2018, we capitalized $5.9 million and $3.5 million, respectively, of interest expense to construction in progress.
Other Income. We recorded net other income of $12.2 million and $8.9 million, respectively, for the three months ended June 30, 2019 and 2018, which was primarily due to foreign currency exchange gains and losses.
Loss on debt extinguishment. We did not record any debt extinguishment costs during the three months ended June 30, 2019. We recorded a $19.2 million net loss on debt extinguishment during the three months ended June 30, 2018 primarily due to settlement of financing obligations as a result of the Infomart Dallas Acquisition.
Income Taxes. We operate as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ended December 31, 2019 and 2018, respectively. As such, other than built-in-gains recognized and withholding taxes, no provision for U.S. income taxes for the REIT and QRSs has been included in the accompanying condensed consolidated financial statements for the three months ended June 30, 2019 and 2018.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that may otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the three months ended June 30, 2019 and 2018.
For the three months ended June 30, 2019 and 2018, we recorded $47.3 million and $6.4 million of income tax expense, respectively. Our effective tax rates were 24.8% and 8.6% for the three months ended June 30, 2019 and 2018, respectively. The increase in effective tax rate for the three months ended June 30, 2019 as compared to the same period in 2018 is primarily due to a one-time tax benefit recognized as a result of a legal entity reorganization in our Americas region during the three months ended June 30, 2018.

Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gain on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to income or loss from operations. Our adjusted EBITDA for the three months ended June 30, 2019 and 2018 was split among the following geographic regions (dollars in thousands):

	Three Months Ended June 30,				% Change
	2019	%	2018	%	Actual	Constant Currency
Americas	$309,052	46%	$293,955	49%	5%	6%
EMEA	209,645	31%	170,815	28%	23%	30%
Asia-Pacific	158,313	23%	139,234	23%	14%	17%
Total	$677,010	100%	$604,004	100%	12%	15%
Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above. The impact of foreign currency fluctuations on our Americas adjusted EBITDA for the three months ended June 30, 2019 was not significant when compared to average exchange rates of the three months ended June 30, 2018.
EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above, as well as lower operating expenses as a percentage of revenues. During the three months ended June 30, 2019, foreign currency fluctuations resulted in approximately $12.4 million of net unfavorable foreign currency impact to our EMEA adjusted EBITDA primarily due to a generally stronger U.S. Dollar relative to the Euro and British Pound during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.
Asia-Pacific Adjusted EBITDA. The increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above. During the three months ended June 30, 2019, foreign currency fluctuations resulted in approximately $4.7 million of net unfavorable foreign currency impact to our Asia-Pacific adjusted EBITDA primarily due to a generally stronger U.S. Dollar relative to the Australian Dollar and Singapore Dollar during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Six Months Ended June 30, 2019 and 2018
Revenues. Our revenues for the six months ended June 30, 2019 and 2018 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Six Months Ended June 30,				% Change
	2019	%	2018	%	Actual	Constant Currency (1)
Americas:
Recurring revenues	$1,221,116	44%	$1,164,879	47%	5%	6%
Non-recurring revenues	67,670	3%	56,023	2%	21%	22%
	1,288,786	47%	1,220,902	49%	6%	7%
EMEA:
Recurring revenues	817,318	30%	715,072	29%	14%	22%
Non-recurring revenues	67,197	2%	47,726	2%	41%	50%
	884,515	32%	762,798	31%	16%	23%
Asia-Pacific:
Recurring revenues	542,439	20%	458,427	19%	18%	22%
Non-recurring revenues	32,455	1%	35,693	1%	(9)%	(6)%
	574,894	21%	494,120	20%	16%	20%
Total:
Recurring revenues	2,580,873	94%	2,338,378	95%	10%	14%
Non-recurring revenues	167,322	6%	139,442	5%	20%	24%
	$2,748,195	100%	$2,477,820	100%	11%	14%

(1)	As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.
Americas Revenues. As compared to the six months ended June 30, 2018, revenues for our Americas region for the six months ended June 30, 2019 included approximately $10.6 million of incremental revenues from the Infomart Dallas Acquisition, which closed in April 2018. Excluding revenues attributable to the Infomart Dallas Acquisition, our Americas revenue growth was primarily due to (i) approximately $36.5 million of revenues generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, Dallas, Houston, Washington, D.C., Miami, São Paulo, Culpepper, Seattle and Silicon Valley metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the six months ended June 30, 2019, foreign currency fluctuations resulted in approximately $12.9 million of unfavorable foreign currency impact to our Americas revenues, primarily due to a generally stronger U.S. Dollar relative to the Brazilian Real during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
EMEA Revenues. Our EMEA revenue growth was primarily due to (i) approximately $58.3 million of revenues from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Madrid, Frankfurt, London and Paris metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the six months ended June 30, 2019, foreign currency fluctuations resulted in approximately $57.3 million of unfavorable foreign currency impact to our EMEA revenues, primarily due to a generally stronger U.S. Dollar relative to the Euro, British Pound and Swedish Krona during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The foreign currency impact to EMEA revenues was partially offset by realized cash flow hedge gains.
Asia-Pacific Revenues. Revenues for our Asia-Pacific region for the six months ended June 30, 2019 included approximately $16.6 million of incremental revenues from the Metronode Acquisition, which closed in April 2018. Excluding revenues attributable to the Metronode Acquisition, our Asia-Pacific revenue growth was primarily due to (i) approximately $35.7 million of revenue generated from our recently-opened IBX data center expansions in the Hong Kong, Shanghai, Melbourne, Osaka and Singapore metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the six months ended June 30, 2019, foreign currency fluctuations resulted in approximately $16.3 million of net unfavorable foreign currency impact to our Asia-Pacific revenues, primarily due to a generally stronger U.S. Dollar relative to the Australian Dollar and Singapore Dollar during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Cost of Revenues. Our cost of revenues for the six months ended June 30, 2019 and 2018 were split among the following geographic regions (dollars in thousands):

	Six Months Ended June 30,				% Change
	2019	%	2018	%	Actual	Constant Currency
Americas	$572,724	41%	$547,536	43%	5%	6%
EMEA	494,330	36%	452,471	35%	9%	16%
Asia-Pacific	313,155	23%	274,224	22%	14%	17%
Total	$1,380,209	100%	$1,274,231	100%	8%	12%

	Six Months Ended June 30,
	2019	2018
Cost of revenues as a percentage of revenues:
Americas	44%	45%
EMEA	56%	59%
Asia-Pacific	54%	55%
Total	50%	51%
Americas Cost of Revenues. As compared to the six months ended June 30, 2018, cost of revenues for our Americas region for the six months ended June 30, 2019 included approximately $9.9 million incremental cost of revenues from the Infomart Dallas Acquisition. Excluding the impact from this acquisition, the increase in our Americas cost of revenues for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to (i) an increase of $8.3 million in the cost of custom service orders to support our revenue growth from professional services; (ii) $4.0 million of higher compensation costs, including salaries, bonuses, and stock-based compensation and (iii) $3.8 million of higher utilities costs. During the six months ended June 30, 2019, foreign currency fluctuations resulted in approximately $8.0 million of favorable foreign currency impact to our Americas cost of revenues, primarily due to a generally stronger U.S. Dollar relative to the Brazilian Real during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. We expect our Americas cost of revenues to increase as we continue to grow our business.
EMEA Cost of Revenues. The increase in our EMEA cost of revenues was primarily due to (i) $18.1 million of higher utilities costs driven by IBX expansions, increased utility usage and utility price increases and (ii) $14.8 million of higher costs of custom service orders to support our revenue growth from professional services. The increase is also due to claims from subcontractors as a result of a general contractor bankruptcy. During the six months ended June 30, 2019, foreign currency fluctuations on our EMEA cost of revenues resulted in approximately $31.8 million of net favorable foreign currency impact to our EMEA cost of revenues, primarily due to a generally stronger U.S. Dollar relative to the Euro and British Pound during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The foreign currency impact to EMEA cost of revenues was partially offset by realized cash flow hedge losses. We expect EMEA cost of revenues to increase as we continue to grow our business.
Asia-Pacific Cost of Revenues. Cost of revenues for our Asia-Pacific region for the six months ended June 30, 2019 included approximately $11.2 million incremental cost of revenues from the Metronode Acquisition. Excluding the impact from the Metronode Acquisition, the increase in our Asia-Pacific cost of revenues for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily due to (i) $23.1 million of higher rent and facility costs and utilities costs, primarily driven by expansions and higher utility usage in Japan, Singapore, Australia and Hong Kong and (ii) $6.2 million of higher depreciation and accretion expense, primarily from IBX expansions in Australia, Singapore and Hong Kong. During the six months ended June 30, 2019, foreign currency fluctuations resulted in approximately $8.0 million of net favorable foreign currency impact to our Asia-Pacific cost of revenues, primarily due to a generally stronger U.S. Dollar relative to the Australian Dollar and Singapore Dollar during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the six months ended June 30, 2019 and 2018 were split among the following geographic regions (dollars in thousands):

	Six Months Ended June 30,				% Change
	2019	%	2018	%	Actual	Constant Currency
Americas	$202,634	62%	$194,517	62%	4%	5%
EMEA	80,913	24%	76,607	24%	6%	12%
Asia-Pacific	45,369	14%	42,854	14%	6%	9%
Total	$328,916	100%	$313,978	100%	5%	7%

	Six Months Ended June 30,
	2019	2018
Sales and marketing expenses as a percentage of revenues:
Americas	16%	16%
EMEA	9%	10%
Asia-Pacific	8%	9%
Total	12%	13%
Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to (i) $5.4 million of higher compensation costs, including sales compensation, salaries and stock-based compensation and headcount growth and (ii) $2.9 million of higher travel and entertainment expenses. For the six months ended June 30, 2019, the impact of foreign currency fluctuations on our Americas sales and marketing expenses was not significant when compared to average exchange rates of the six months ended June 30, 2018. We anticipate that we will continue to invest in Americas sales and marketing initiatives and expect our Americas sales and marketing expenses to increase as we continue to grow our business.
EMEA Sales and Marketing Expenses. The increase in our EMEA sales and marketing expenses for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to a $2.9 million increase in compensation costs, including sales compensation, salaries and stock-based compensation and headcount growth. For the six months ended June 30, 2019, foreign currency fluctuations on our EMEA sales and marketing expenses resulted in approximately $4.8 million of net favorable foreign currency impact to our EMEA sales and marketing expenses primarily due to a generally stronger U.S. Dollar relative to the Euro and British Pound during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The foreign currency impact to EMEA sales and marketing expense was largely offset by realized cash flow hedge losses. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenues and expect our EMEA sales and marketing expenses to continue to increase as we continue to grow our business.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expenses did not materially change during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. For the six months ended June 30, 2019, the impact of foreign currency fluctuations on our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the six months ended June 30, 2018. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives and expect our Asia-Pacific sales and marketing expenses to continue to increase as we continue to grow our business.
General and Administrative Expenses. Our general and administrative expenses for the six months ended June 30, 2019 and 2018 were split among the following geographic regions (dollars in thousands):

	Six Months Ended June 30,				% Change
	2019	%	2018	%	Actual	Constant Currency
Americas	$308,135	69%	$276,689	67%	11%	12%
EMEA	93,427	21%	93,589	23%	—%	5%
Asia-Pacific	46,140	10%	43,368	10%	6%	9%
Total	$447,702	100%	$413,646	100%	8%	10%

	Six Months Ended June 30,
	2019	2018
General and administrative expenses as a percentage of revenues:
Americas	24%	23%
EMEA	11%	12%
Asia-Pacific	8%	9%
Total	16%	17%
Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $16.5 million of higher compensation costs, including salaries, bonuses, stock-based compensation, and headcount growth; (ii) $10.7 million of higher depreciation expense associated with the implementation of certain systems, data management and cloud exchange systems, to improve our billing processes and to support the integration and growth of our business and (iii) $5.4 million of higher consulting expenses in support of our business growth. During the six months ended June 30, 2019, the impact of foreign currency fluctuations on our Americas general and administrative expenses was not significant when compared to average exchange rates for the six months ended June 30, 2018. Going forward, although we are carefully monitoring our spending, we expect our Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including investments in our back office systems.
EMEA General and Administrative Expenses. Our EMEA general and administrative expenses did not materially change during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. For the six months ended June 30, 2019, foreign currency fluctuations on our EMEA general and administrative expenses resulted in approximately $4.6 million of net favorable foreign currency impact to our EMEA general and administrative expenses primarily due to a generally stronger U.S. Dollar relative to the Euro and British Pound during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Going forward, although we are carefully monitoring our spending, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth.
Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The impact of foreign currency fluctuations on our Asia-Pacific general and administrative expenses for the six months ended June 30, 2019 was not significant when compared to average exchange rates of the six months ended June 30, 2018. Going forward, although we are carefully monitoring our spending, we expect Asia-Pacific general and administrative expenses to increase as we continue to support our growth.
Acquisition Costs. During the six months ended June 30, 2019, we recorded acquisition costs totaling $5.2 million, primarily related to costs incurred in connection with the formation of the new joint venture in the EMEA region. During the six months ended June 30, 2018, we recorded acquisition costs totaling $35.1 million, primarily in the Asia-Pacific and Americas regions, due to our acquisitions of Metronode group of companies and Infomart Dallas.
Impairment Charge. During the six months ended June 30, 2019, we recorded impairment charges of $14.8 million in the Americas region primarily as a result of the fair value adjustment for the New York 12 ("NY12") data center, which was classified as a held for sale asset. We did not have any impairment charges during the six months ended June 30, 2018.
Income from Operations. Our income from operations for the six months ended June 30, 2019 and 2018 was split among the following geographic regions (dollars in thousands):

	Six Months Ended June 30,				% Change
	2019	%	2018	%	Actual	Constant Currency
Americas	$189,206	33%	$189,447	43%	—%	1%
EMEA	211,562	37%	137,149	31%	54%	66%
Asia-Pacific	170,521	30%	114,317	26%	49%	54%
Total	$571,289	100%	$440,913	100%	30%	35%
Americas Income from Operations. Our Americas income from operations did not materially change during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The impact of foreign currency fluctuations on our Americas income from operations for the six months ended June 30, 2019 was not significant when compared to average exchange rates of the six months ended June 30, 2018.

EMEA Income from Operations. The increase in our EMEA income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above, as well as lower operating expenses as a percentage of revenues. Foreign currency fluctuations on our EMEA income from operations for the six months ended June 30, 2019 resulted in approximately $16.0 million of net unfavorable foreign currency impact to our EMEA income from operations primarily due to a generally stronger U.S. Dollar relative to the Euro and British Pound during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Asia-Pacific Income from Operations. The increase in our Asia-Pacific income from operations was primarily due to higher income generated from the Metronode Acquisition, higher revenues as a result of our IBX data center expansion activity and organic growth as described above, lower operating expenses as a percentage of revenues and lower acquisition costs in the current period as compared to the prior year. Foreign currency fluctuations on our Asia-Pacific income from operations for the six months ended June 30, 2019 resulted in approximately $6.1 million of net unfavorable foreign currency impact to our Asia-Pacific income from operations primarily due to a generally stronger U.S. Dollar relative to the Australian Dollar and Singapore Dollar during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Interest Income. Interest income was $12.0 million and $8.6 million, respectively, for the six months ended June 30, 2019 and 2018. The average annualized yield for the six months ended June 30, 2019 was 1.69% versus 1.05% for the six months ended June 30, 2018.
Interest Expense. Interest expense decreased to $243.4 million for the six months ended June 30, 2019 from $261.0 million for the six months ended June 30, 2018, primarily attributable to (i) the reduction in lease interest expense due to the conversion of certain build-to-suit leases to operating leases upon the adoption of ASC 842 and (ii) the utilization of cross-currency interest rate swaps beginning in the first quarter of 2019. We capitalized $15.8 million and $6.8 million of interest expense to construction in progress for the six months ended June 30, 2019 and 2018, respectively.
Other Income. We recorded net other income of $12.0 million and $5.8 million, respectively, for the six months ended June 30, 2019 and June 30, 2018, which was primarily due to foreign currency exchange gains and losses during those periods.
Loss on debt extinguishment. During the six months ended June 30, 2019, we did not record a significant amount of loss on debt extinguishment. During the six months ended June 30, 2018, we recorded a $40.7 million loss on debt extinguishment primarily due to the extinguishment of financing obligations as a result of the Infomart Dallas Acquisition and the SK2 land and building purchase.
Income Taxes. We operate as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ended December 31, 2019 and 2018, respectively. As such, other than built-in-gains recognized and withholding taxes, no provision for U.S. income taxes for the REIT and QRSs has been included in the accompanying condensed consolidated financial statements for the six months ended June 30, 2019 and 2018.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that may otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the six months ended June 30, 2019 and 2018.
For the six months ended June 30, 2019 and 2018, we recorded $89.9 million and $23.1 million of income tax expense, respectively. Our effective tax rates were 25.6% and 15.0%, respectively, for the six months ended June 30, 2019 and 2018. The increase in the effective tax rate for the six months ended June 30, 2019 as compared to the same period in 2018 is primarily due to a one-time tax benefit recognized as a result of a legal entity reorganization in our Americas region during the six months ended June 30, 2018.

Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs and gain on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to income or loss from operations. Our adjusted EBITDA for the six months ended June 30, 2019 and 2018 was split among the following geographic regions (dollars in thousands):

	Six Months Ended June 30,				% Change
	2019	%	2018	%	Actual	Constant Currency
Americas	$616,890	46%	$585,504	50%	5%	6%
EMEA	408,717	31%	336,993	28%	21%	30%
Asia-Pacific	311,558	23%	261,022	22%	19%	23%
Total	$1,337,165	100%	$1,183,519	100%	13%	17%
Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was primarily due to the Infomart Dallas Acquisition, higher revenues as a result of our IBX data center expansion activity and organic growth as described above. During the six months ended June 30, 2019, foreign currency fluctuations resulted in approximately $5.7 million of net unfavorable foreign currency impact to our Americas adjusted EBITDA primarily due to a generally stronger U.S. Dollar relative to the Brazilian Real during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above, as well as lower operating expenses as a percentage of revenues. During the six months ended June 30, 2019, foreign currency fluctuations resulted in approximately $28.7 million of net unfavorable foreign currency impact to our EMEA adjusted EBITDA primarily due to a generally stronger U.S. Dollar relative to the Euro and British Pound during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Asia-Pacific Adjusted EBITDA. The increase in our Asia-Pacific adjusted EBITDA was primarily due to the Metronode Acquisition, higher revenues as a result of our IBX data center expansion activity and organic growth as described above and lower operating expenses as a percentage of revenues. During the six months ended June 30, 2019, foreign currency fluctuations resulted in approximately $9.6 million of net unfavorable foreign currency impact to our Asia-Pacific adjusted EBITDA primarily due to a generally stronger U.S. Dollar relative to Australian Dollar and Singapore Dollar during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
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
Adjusted EBITDA
We define adjusted EBITDA as income or loss from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, acquisition costs, and gain on asset sales as presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income from operations	$291,781	$215,038	$571,289	$440,913
Depreciation, amortization, and accretion expense	320,550	308,828	635,255	615,293
Stock-based compensation expense	61,519	49,725	110,542	92,261
Acquisition costs	2,774	30,413	5,245	35,052
Impairment charges	386	—	14,834	—
Adjusted EBITDA	$677,010	$604,004	$1,337,165	$1,183,519
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
Our FFO and AFFO for the three and six months ended June 30, 2019, and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$143,852	$67,618	$261,599	$130,512
Net (income) loss attributable to non-controlling interests	(325)	—	6	—
Net income attributable to Equinix	143,527	67,618	261,605	130,512
Adjustments:
Real estate depreciation	209,103	221,029	414,752	443,884
Loss on disposition of real estate property	343	878	2,689	5,884
FFO attributable to common shareholders	$352,973	$289,525	$679,046	$580,280

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
FFO attributable to common shareholders	$352,973	$289,525	$679,046	$580,280
Adjustments:
Installation revenue adjustment	1,492	840	2,521	2,999
Straight-line rent expense adjustment	2,300	1,664	4,678	3,965
Contract cost adjustment	(12,348)	(4,384)	(19,126)	(7,739)
Amortization of deferred financing costs and debt discounts and premiums	3,238	3,362	6,233	7,461
Stock-based compensation expense	61,519	49,725	110,542	92,261
Non-real estate depreciation expense	60,904	35,267	118,898	69,364
Amortization expense	49,217	51,035	98,752	101,651
Accretion expense	1,326	1,497	2,853	394
Recurring capital expenditures	(36,726)	(42,206)	(57,673)	(77,437)
Loss on debt extinguishment	—	19,215	382	40,706
Acquisition costs	2,774	30,413	5,245	35,052
Impairment charges	386	—	14,834	—
Income tax expense adjustment	10,592	(7,827)	18,582	(6,255)
AFFO attributable to common shareholders	$497,647	$428,126	$985,767	$842,702
Our AFFO results have improved due to the improved operating results discussed earlier in "Results of Operations," as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in "Overview."
Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. Dollar against major international currencies such as the Euro, British Pound, Japanese Yen, Singapore Dollar, Australian Dollar and Brazilian Real. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Our constant currency calculation does not take into consideration our existing hedging activities. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities reporting in currencies other than the U.S. Dollar are converted into U.S. Dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the six months ended June 30, 2018 are used as exchange rates for the six months ended June 30, 2019 when comparing the six months ended June 30, 2019 with the six months ended June 30, 2018).
Liquidity and Capital Resources
As of June 30, 2019, our total indebtedness was comprised of debt and financing obligations totaling $10.9 billion consisting of (i) $8,326.2 million of principal from our senior notes, (ii) approximately $1,201.8 million from our finance lease liabilities, and (iii) $1,346.1 million of principal from our mortgage and loans payable (gross of debt issuance cost, debt discount, plus debt premium).
We believe we have sufficient cash, coupled with anticipated cash generated from operating activities and external financing sources, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, payment of regular dividends and completion of our publicly-announced expansion projects.
In March 2019, we issued and sold 2,985,575 shares of common stock in a public equity offering and received net proceeds of approximately $1,213.4 million, net of underwriting discounts, commissions and offering expenses. As of June 30, 2019, we had $1,630.7 million of cash, cash equivalents and short-term investments. In addition to our cash and investment portfolio, we have additional liquidity available to us from our $2.0 billion revolving facility and the 2018 ATM Program as described below.
As of June 30, 2019, we had 43 irrevocable letters of credit totaling $85.3 million issued and outstanding under the revolving facility. As a result, we had a total of approximately $1.9 billion of additional liquidity available to us under the revolving facility.
In December 2018, we launched the 2018 ATM Program to sell up to $750.0 million of common stock in at the market offerings. As of June 30, 2019, we sold 722,361 shares of common stock under the 2018 ATM program, for approximately $348.2 million, net of payment of commissions to sales agents.
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
Sources and Uses of Cash

	Six Months Ended June 30,
	2019	2018
	(dollars in thousands)
Net cash provided by operating activities	$964,064	$839,635
Net cash used in investing activities	(901,559)	(1,730,000)
Net cash provided by financing activities	946,772	467,743
Operating Activities. Cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary use of cash from our operating activities includes compensation and related costs, interest payments, other general corporate expenditures and taxes. Net cash provided by operating activities increased from the six months ended June 30, 2018 to the six months ended June 30, 2019 primarily due to improved operating results offset by timing of customers' payments and increases in cash paid for cost of revenues, operating expenses and income taxes.
Investing Activities. The net cash used in investing activities for the six months ended June 30, 2019 was primarily due to capital expenditures of $808.1 million as a result of our expansion activity, purchases of real estate of $47.4 million, the AM11 data center acquisition of $34.1 million, and purchases of certificates of deposit of $20.8 million, partially offset by proceeds from sales of investments of $8.9 million. The net cash used in investing activities for the six months ended June 30, 2018 was primarily due to capital expenditures of $870.0 million as a result of our expansion activity, business acquisitions of approximately $831.0 million, primarily related to the acquisition of Metronode, purchase of certificates of deposits of $54.4 million, and purchases of real estate of $41.8 million, partially offset by proceeds from sales and maturities of investments of $67.2 million.
We anticipate our IBX expansion construction activity will increase from our 2018 levels. If the opportunity to expand is greater than planned and we have sufficient funding to pursue such expansion opportunities, we may further increase the level of capital expenditure to support this growth as well as pursue additional business and real estate acquisitions or joint ventures.
Financing Activities. The net cash provided by financing activities for the six months ended June 30, 2019 was primarily due to (i) the sale of 2,985,575 shares of common stock in a public equity offering for net proceeds of approximately $1,213.4 million; (ii) the sale of 722,361 shares of common stock under the 2018 ATM Program, for net proceeds of $348.2 million; and (iii) proceeds from the employee stock purchase plan of $27.6 million. The proceeds were partially offset by (i) dividend distributions of $413.1 million; (ii) the repayment of senior notes of $150.0 million; (iii) repayments of finance lease liabilities of $43.1 million and (iv) repayments of mortgage and loans payable of $36.2 million. The net cash provided by financing activities for the six months ended June 30, 2018 was primarily due to the issuance of €750.0 million 2.875% Euro Senior Notes due 2024, or approximately $929.9 million in U.S. Dollars, at the exchange rate in effect on March 14, 2018 and proceeds from employee awards of $25.9 million. The proceeds were partially offset by dividend distributions of $368.8 million, repayments of capital lease and other financing obligations of $69.9 million, repayments of mortgage and loans payable of $25.4 million, payment of debt extinguishment costs of $20.6 million, and payment of debt issuance costs of $11.6 million.
Going forward, we expect that our financing activities will include repayment and refinancing of our existing debt and incremental financings needed to support expansion opportunities, additional acquisitions or joint ventures, and the payment of our regular cash dividends.
Contractual Obligations and Off-Balance-Sheet Arrangements
We lease a majority of our IBX data centers and certain equipment under long-term lease agreements. The following represents our debt maturities, financings, leases and other contractual commitments as of June 30, 2019 (in thousands):

	2019 (6 months remaining)	2020	2021	2022	2023	Thereafter	Total
Term loans and other loans payable (1)	$36,592	$72,978	$72,722	$1,158,801	$2,528	$2,450	$1,346,071
Senior notes (1)	150,000	300,000	150,000	750,000	1,000,000	5,976,200	8,326,200
Interest (2)	201,304	391,187	374,849	348,363	277,528	599,427	2,192,658
Finance leases (3)	76,153	157,700	156,656	157,284	158,137	1,563,362	2,269,292
Operating leases (3)	93,232	198,629	185,623	178,060	163,424	1,184,006	2,002,974
Other contractual commitments (4)	1,196,382	259,330	79,514	44,802	31,799	303,615	1,915,442
Asset retirement obligations (5)	6,310	3,985	4,091	11,965	5,702	71,755	103,808
	$1,759,973	$1,383,809	$1,023,455	$2,649,275	$1,639,118	$9,700,815	$18,156,445

(1)	Represents principal and unamortized mortgage premium only.

(2)
Represents interest on mortgage payable, loans payable, senior notes and term loans based on their respective interest rates as of June 30, 2019, as well as the credit facility fee for the revolving credit facility.

(3)	Represents lease payments under finance and operating lease arrangements, including renewal options that are certain to be exercised.

(4)	Represents off-balance sheet arrangements. Other contractual commitments are described below.

(5)	Represents liability, net of future accretion expense.
In connection with certain of our leases and other contracts requiring deposits, we entered into 43 irrevocable letters of credit totaling $85.3 million under the revolving credit facility. These letters of credit were provided in lieu of cash deposits. If beneficiaries of the letters of credit were to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the revolving credit facility. These contingent commitments are not reflected in the table above.
We had accrued liabilities related to uncertain tax positions totaling approximately $123.2 million as of June 30, 2019. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.
As of June 30, 2019, we were contractually committed for $866.4 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2019 and thereafter, is reflected in the table above as "other contractual commitments."
We had other non-capital purchase commitments in place as of June 30, 2019, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2019 and beyond. Such other purchase commitments as of June 30, 2019, which total $1,049.1 million, are also reflected in the table above as "other contractual commitments."
Additionally, we entered into lease agreements in various locations for total lease commitments of approximately $260.3 million, excluding potential lease renewals. These lease agreements will commence between fiscal years 2019 and 2020 with lease terms of 5 to 29 years, which are not reflected in the table above.
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
Market Risk
There have been no significant changes in our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the six months ended June 30, 2019 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2018, other than factors discussed below.
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
We have entered into various foreign currency debt obligations. As of June 30, 2019, the total principal amount of foreign currency debt obligations was $4.4 billion, including $3.1 billion denominated in Euro, $595.2 million denominated in British Pound, $423.8 million denominated in Japanese Yen and $282.8 million denominated in Swedish Krona. As of June 30, 2019, we have designated $4.1 billion of the total principal amount of foreign currency debt obligations as net investment hedges against our net investments in foreign subsidiaries. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge are recorded as a component of other comprehensive income (loss) in the consolidated balance sheets. Fluctuations in the exchange rates between these foreign currencies (i.e. Euro, British Pound, Swedish Krona and Japanese Yen) and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the foreign currency debt obligations at maturity. If the U.S. Dollar would have been weaker or stronger by 10% in comparison to these foreign currencies as of June 30, 2019, we estimate our obligation to cash settle the principal of these foreign currency debt obligations in U.S. Dollars would have increased or decreased by approximately $492.0 million and $402.5 million, respectively.
In 2019, we also entered into cross-currency interest rate swaps where we receive a fixed amount of U.S. Dollars and pay a fixed amount of Euros, with a total notional amount of $750.0 million. The cross-currency interest rate swaps are designated as hedges of our net investment in European operations and changes in the fair value of these swaps are recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheet. If the U.S. Dollar weakened or strengthened by 10% in comparison to Euro, the amount recorded in accumulated other comprehensive income (loss) related to the cross-currency interest rate swaps would have been approximately $96.4 million lower or $78.9 million higher as of June 30, 2019.
The U.S. Dollar strengthened relative to certain of the currencies of the foreign countries in which we operate during the six months ended June 30, 2019. This has impacted our condensed consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. Dollar will continue to impact us in future periods.
With the existing cash flow hedges in place, a hypothetical additional 10% strengthening of the U.S. Dollar for the six months ended June 30, 2019 would have resulted in a reduction of our revenues and operating expenses including depreciation and amortization expense by approximately $78.2 million and $75.4 million, respectively.
With the existing cash flow hedges in place, a hypothetical additional 10% weakening of the U.S. Dollar for the six months ended June 30, 2019 would have resulted in an increase of our revenues and operating expenses including depreciation and amortization expense by approximately $94.8 million and $91.9 million, respectively.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate 10% increase or decrease in current interest rates from their position as of June 30, 2019 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations. However, the interest expense associated with our senior credit facility and term loans that bear interest at variable rates could be affected. For every 100 basis point increase or decrease in interest rates, our annual interest expense could increase by a total of approximately $12.7 million or decrease by a total of approximately $4.6 million based on the total balance of our primary borrowings under the Term Loan Facility as of June 30, 2019. As of June 30, 2019, we had not employed any interest rate derivative products against our debt obligations. However, we may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.

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
(b) Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. While we implemented certain internal controls related to the adoption of ASC 842, Leases, to ensure we adequately evaluated our contracts and properly assessed the impact of the new lease accounting standard on our financial statements to facilitate the adoption effective January 1, 2019, we do not believe these have had a material effect on our internal control over financial reporting.
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
The following is a description of reportable legal proceedings, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment.
In March 2019, charges were brought by the Public Prosecutor in Milan, Italy against Equinix (Italia) S.r.l. and Eric Schwartz, at that time one of the directors of Equinix (Italia) S.r.l., following the discovery of levels of copper in ground water in excess of those permitted by law and alleged to have been released by Equinix into the water supply. We determined that the copper levels detected had been misinterpreted by the Public Prosecutor's office, which had multiplied the findings tenfold. On March 13, 2019, we asked for an initial extension to file our defense and requested that the charges against both Equinix and Mr. Schwartz be dropped on the grounds that the levels of copper found were in fact less than double the permitted amounts. The Public Prosecutor accepted that the number it originally used was incorrect, but did not agree to drop the charges and has requested a trial date. Our defense was filed April 15, 2019. An external consultancy is currently investigating on our behalf the source of the contamination. The maximum fine for Equinix relating to this matter is €350,000 and the maximum personal fine for Mr. Schwartz is €30,000, which together give the maximum exposure of €380,000.
We are in the process of adopting a formal compliance program pursuant to Italian Legislative Decree No. 231/2001 ("Decree 231"), which will reduce our exposure to fines and penalties by 50%. After adoption of Decree 231, the exposure for Equinix would be effectively reduced to €175,000, giving a new maximum exposure of €205,000.
While it is not possible to accurately predict the final outcome of this pending proceeding, if it is decided adversely to Equinix, we expect there would be no material effect on our consolidated financial position. Nevertheless, this proceeding is reported pursuant to Securities and Exchange Commission regulations.

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

Consummation of the Joint Venture with GIC is subject to the satisfaction of certain conditions which, if not satisfied, may result in the Joint Venture not proceeding; the anticipated benefits of the Joint Venture may not be fully realized, or take longer to realize than expected.
On June 27, 2019, we entered into an agreement to form a joint venture with GIC, Singapore's sovereign wealth fund, to develop and operate xScale™ data centers in Europe. We have agreed to sell our London 10 and Paris 8 data centers, certain construction development and leases in London, Amsterdam and Frankfurt to the Joint Venture. Pursuant to the terms of the Joint Venture, upon closing, the data centers and facilities will be acquired and held by wholly-owned subsidiaries of EMEA Hyperscale 1 C.V., a Dutch limited partnership of which Equinix will own a 20% interest and GIC will own an 80% interest. The completion of the Joint Venture is subject to closing conditions, including:

•	certain financing conditions, including the fulfilment by each of Equinix and GIC of their funding obligations;

•	completion of presale reorganization, including obtaining certain customer consents; and

•	obtaining required regulatory approvals.
Although we believe that the conditions will be satisfied, it is possible that the parties may not satisfy these conditions, or that they may only be satisfied subject to certain conditions or undertakings which may not be acceptable. We cannot provide any assurance that the Joint Venture will be completed on the proposed terms, or that there will not be a delay in the completion of the Joint Venture. Failure to complete the Joint Venture in a timely manner or at all could adversely impact the price of our common stock and we could fail to recognize the anticipated benefits of the Joint Venture.
The success of the Joint Venture will depend, in part, on the successful integration of the Equinix data centers into the Joint Venture and we may not realize all of the anticipated benefits. Such integration may be more difficult, time-consuming or costly than expected and could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact our business, financial condition and results of operations.
Joint venture investments, such as our pending Joint Venture with GIC, could expose the company to risks and liabilities in connection with the formation of the new joint ventures, the operation of such joint ventures without sole decision-making authority, and our reliance on joint venture partners who may have economic and business interests that are inconsistent with the company's business interests.
We may, both in our anticipated Joint Venture with GIC and in the future, co-invest with third parties through partnerships, joint ventures or other entities. These joint ventures could result in our acquisition of non-controlling interests in or shared responsibility for managing the affairs of a property or portfolio of properties, partnership, joint venture or other entity. We may be subject to additional risks, including:

•	we may not have the right to exercise sole decision-making authority regarding the properties, partnership, joint venture or other entity;

•	if our partners become bankrupt or fail to fund their share of required capital contributions, we may choose to or be required to contribute such capital;

•
our partners may have economic, tax or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives;

•
our joint venture partners may take actions that are not within our control, which could require us to dispose of the joint venture asset, transfer it to a TRS in order for Equinix to maintain its qualification for REIT taxation, or purchase the partner's interests or assets at an above-market price;

•
disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our management from focusing their time and effort on our day-to-day business; and

•
we may in certain circumstances be liable for the actions of our third-party partners or guarantee all or a portion of the joint venture's liabilities, which may require the company to pay an amount greater than its investment in the joint venture.

Each of these factors may result in returns on these investments being less than we expect or in losses, and our financial and operating results may be adversely affected.
Our substantial debt could adversely affect our cash flows and limit our flexibility to raise additional capital.
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of June 30, 2019, our total indebtedness (gross of debt issuance cost, debt discount, and debt premium) was approximately $10.9 billion, our stockholders' equity was $8.7 billion and our cash, cash equivalents, and investments totaled $1.6 billion. In addition, as of June 30, 2019, we had approximately $1.9 billion of additional liquidity available to us from our $2.0 billion revolving credit facility. In addition to our substantial debt, we lease many of our IBX data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of June 30, 2019, we recorded operating lease liabilities of $1.5 billion, which represents our obligation to make lease payments under those lease arrangements.
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

•	increase the likelihood of negative outlook from our credit rating agencies, or of a downgrade to our current rating;

•	make it more difficult for us to satisfy our obligations under our various debt instruments;

•	increase our cost of borrowing and even limit our ability to access additional debt to fund future growth;

•	increase our vulnerability to general adverse economic and industry conditions and adverse changes in governmental regulations;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry, which may place us at a competitive disadvantage compared with our competitors;

•	limit our operating flexibility through covenants with which we must comply;

•	limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity, which would also limit our ability to further expand our business; and

•	make us more vulnerable to increases in interest rates because of the variable interest rates on some of our borrowings to the extent we have not entirely hedged such variable rate debt.
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
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. We have established an "at-the-market" stock offering program (the "ATM Program") through which we may, from time to time, issue and sell shares of our common stock to or through sales agents up to established limits. By the end of 2018, we completed sales having aggregate gross proceeds of $750.0 million, thereby completing a previously authorized program, and subsequently received authorization for up to an additional $750.0 million. We may also seek authorization to sell additional shares of common stock under the ATM Program once we have reached the current $750.0 million limit which could lead to additional dilution for our stockholders. Please see Note 11 of the Notes to the Condensed Consolidated Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-Q for sales of our common stock under the ATM Program to date.
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
We have been investing heavily in our back office information technology systems and processes for a number of years and expect such investment to continue for the foreseeable future in support of our pursuit of global, scalable solutions across all geographies and functions that we operate in.  These continuing investments include: 1) ongoing improvements to the customer experience from initial quote to customer billing and our revenue recognition process; 2) integration of recently-acquired operations onto our various information technology systems; and 3) implementation of new tools and technologies to either further streamline and automate processes, such as our procurement system, or to support our compliance with evolving U.S. GAAP, such as the new revenue accounting, derivatives and hedging and leasing standards.  As a result of our continued work on these projects, we may experience difficulties with our systems, management distraction and significant business disruptions. For example, difficulties with our systems may interrupt our ability to accept and deliver customer orders and may adversely impact our overall financial operations, including our accounts payable, accounts receivables, general ledger, fixed assets, revenue recognition, close processes, internal financial controls and our ability to otherwise run and track our business. We may need to expend significant attention, time and resources to correct problems or find alternative sources for performing these functions. All of these changes to our financial systems also create an increased risk of deficiencies in our internal controls over financial reporting until such systems are stabilized. Such significant investments in our back office systems may take longer to complete and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and there is a risk of an impairment charge if we decide that portions of these projects will not ultimately benefit the company or are de-scoped. Finally, the collective impact of these changes to our business has placed significant demands on impacted employees across multiple functions, increasing the risk of errors and control deficiencies in our financial statements, distraction from the effective operation of our business and difficulty in attracting and retaining employees. Any such difficulties or disruptions may adversely affect our business and operating results.
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
We purchase significant amounts of electricity from generating facilities and utility companies that are subject to environmental laws, regulations and permit requirements. These environmental requirements are subject to material change, which could result in increases in our electricity suppliers' compliance costs that may be passed through to us. Regulations recently promulgated by the U.S. EPA could limit air emissions from power plants, restrict discharges of cooling water, and otherwise impose new operational restraints on conventional power plants that could increase costs of electricity. Regulatory programs intended to promote increased generation of electricity from renewable sources may also increase our costs of procuring electricity. In addition, we are directly subject to environmental, health and safety laws regulating air emissions, storm water management and other issues arising in our business. For example, our emergency generators are subject to state and federal regulations governing air pollutants, which could limit the operation of those generators or require the installation of new pollution control technologies. While environmental regulations do not normally impose material costs upon our operations, unexpected events, equipment malfunctions, human error and changes in law or regulations, among other factors, can lead to additional capital requirements, limitations upon our operations and unexpected increased costs.
Regulation of greenhouse gas ("GHG") emissions could increase the cost of electricity by reducing amounts of electricity generated from fossil fuels, by requiring the use of more expensive generating methods or by imposing taxes or fees upon electricity generation or use. There is a renewed interest in the U.S. Congress in addressing climate change expressed by a number of bills introduced in the current Congressional Session. Federal legislative proposals to address climate change include measures ranging from "carbon taxes," to tax credits, to federally imposed limitations on GHG emissions. The course of future legislation and regulation remains difficult to predict and the potential increased costs associated with GHG regulation or taxes cannot be estimated at this time.
State regulations also have the potential to increase our costs of obtaining electricity. Certain states, like California, have issued or may enact environmental regulations that could materially affect our facilities and electricity costs. California has limited GHG emissions from new and existing conventional power plants by imposing regulatory caps and by auctioning the rights to emission allowances. Washington, Oregon and Massachusetts have issued regulations to implement similar carbon cap and trade programs, and other states are considering proposals to limit carbon emissions through cap and trade programs, carbon pricing programs and other mechanisms. Some northeastern states adopted a multi-state program for limiting carbon emissions through the Regional Greenhouse Gas Initiative ("RGGI") cap and trade program. State programs have not had a material adverse effect on our electricity costs to date, but due to the market-driven nature of some of the programs, they could have a material adverse effect on electricity costs in the future.
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
Our business may be adversely affected by climate change and responses to it.
Severe weather events, such as droughts, heat waves, hurricanes, and flooding, pose a threat to our data centers and our customers' IT infrastructure through physical damage to facilities or equipment and power supply disruption. The frequency and intensity of severe weather events are reportedly increasing locally and regionally as part of broader climate changes. Global weather pattern changes may also pose long-term risks of physical impacts to our business.
We maintain disaster recovery and business continuity plans that would be implemented in the event of severe weather events that interrupt our business or affect our customers' IT infrastructure. While these plans are designed to allow us to recover from natural disasters or other events that can interrupt our business, we cannot be certain that our plans will protect us or our customers from all such disasters or events. Failure to prevent impact to customers from such events could adversely affect our business.
We face pressures from our customers and stockholders, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. To address these concerns, we pursue opportunities to improve energy efficiency and implement energy-saving retrofits. In addition, we have established a long-term goal of using 100% clean and renewable energy. As a result of these and other initiatives, we have made measurable progress towards reducing our carbon footprint. It is possible, however, that our customers and investors might not be satisfied with our sustainability efforts or the speed of their adoption. If we do not meet our customers' or stockholders' expectations, our business and/or our share price could be harmed.
Concern about climate change in various jurisdictions may result in more stringent laws and regulatory requirements regarding emissions of carbon dioxide or other GHGs. As described above under "RISK FACTORS - Environmental regulations may impose upon us new or unexpected costs," restrictions on carbon dioxide or other GHG emissions could result in significant increases in operating or capital costs, including higher energy costs generally, and increased costs from carbon taxes, emission cap and trade programs and renewable portfolio standards that are imposed upon our electricity suppliers. These higher energy costs, and the cost of complying across our global platform, or of failing to comply, with these and other climate change regulations, may have an adverse effect on our business and our results of operations.
Our business could be harmed by prolonged power outages, shortages or capacity constraints.
Our IBX data centers are affected by problems accessing electricity sources, such as planned or unplanned power outages and limitations on transmission or distribution. Power outages, including, but not limited to those relating to large storms, earthquakes, fires and tsunamis, could harm our customers and our business. Our international operations are sometimes located outside of developed, reliable electricity markets, where we are exposed to some insecurity in supply associated with technical and regulatory problems, as well as transmission constraints. Some of our IBX data centers are located in leased buildings where, depending upon the lease requirements and number of tenants involved, we may or may not control some or all of the infrastructure including generators and fuel tanks. As a result, in the event of a power outage, we may be dependent upon the landlord, as well as the utility company, to restore the power. We attempt to limit our exposure to system downtime by using backup generators and alternative power supplies, but these measures may not always prevent downtime, which can adversely affect customer experience and revenues.
In each of our markets, we rely on third parties to provide a sufficient amount of power for current and future customers. At the same time, power and cooling requirements are increasing per unit of equipment. As a result, some customers are consuming an increasing amount of power per cabinet. We generally do not control the amount of power our customers draw from their installed circuits, which can result in growth in the aggregate power consumption of our facilities beyond our originally planning and expectations. This means that limitations on the capacity of our electrical delivery systems and equipment could limit customer utilization of our IBX data centers. These limitations could have a negative impact on the effective available capacity of a given center and limit our ability to grow our business, which could have a negative impact on our financial performance, operating results and cash flows.
Each new facility requires access to significant quantities of electricity. Limitations on generation, transmission and distribution may limit our ability to obtain sufficient power capacity for potential expansion sites in new or existing markets. We may experience significant delays and substantial increased costs demanded by the utilities to provide the level of electrical service required by our current IBX data center designs.
The security of our electricity supplies in California could be adversely affected by the actions of the court in the bankruptcy proceeding (the "Bankruptcy Court") filed on January 29, 2019, of Pacific Gas and Electric Company ("PG&E"), the public utility that serves the area in which some of our facilities are located. PG&E announced that it filed for bankruptcy to facilitate the resolution of liabilities in connection with the 2017 and 2018 Northern California wildfires. It is possible that, during its bankruptcy, PG&E may seek permission from the Bankruptcy Court to reject, i.e., breach, certain burdensome executory contracts, including high-priced power purchase agreements and other agreements under which PG&E procures electricity for distribution to customers like us. It is not certain that PG&E will be able to obtain such relief. Just before the bankruptcy filing, the Federal Energy Regulatory Commission ("FERC") ruled that its approval is required before PG&E may reject any FERC-jurisdictional wholesale power agreements. If PG&E seeks and is allowed to reject power agreements, it is difficult to predict the consequences of any such action for us but they could potentially include procuring electricity from more expensive sources, reducing the availability and reliability of electricity supplied to our facilities and relying on a larger percentage of electricity generated by fossil fuels, any of which could reduce supplies of electricity available to our operations or increase our costs of electricity.
Any power outages, shortages or capacity constraints may have an adverse effect on our business and our results of operations.
If we are unable to recruit or retain key executives and qualified personnel, our business could be harmed.
In connection with the evolving needs of our customers and our business, and under the direction of our new chief executive officer, we undertook a review of our organizational architecture and have made, and will continue to make, changes as a result of that review. There can be no assurances that the changes won't result in attrition, that the significant amount of management and other employees' time and focus to implement the changes won't divert attention from operating and growing the business, or that any changes will result in increased organizational effectiveness. We must also continue to identify, hire, train and retain key personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required for our company's growth. There is a shortage of qualified personnel in these fields, and we compete with other companies for the limited pool of talent.
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
As our customers evolve their IT strategies, we must remain flexible and evolve along with new technologies and industry and market shifts. Ineffective planning and execution in our cloud and product development strategies may cause difficulty in sustaining our competitive advantages in our products and services.

We recently announced an agreement with a joint venture partner and are also in discussions with a targeted set of hyperscale customers to develop capacity to serve their larger footprint needs by leveraging existing capacity and dedicated hyperscale builds. We have announced our intention to seek additional joint venture partners for certain of our hyperscale builds. There can be no assurances that our joint venture will be successful or that we find additional partners or that we are able to successfully meet the needs of these customers.
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

•	the cost and availability of adequate public utilities, including electricity;

•	changes in employee stock-based compensation;

•	overall inflation;

•	increasing interest expense due to any increases in interest rates and/or potential additional debt financings;

•	changes in our tax planning strategies or failure to realize anticipated benefits from such strategies;

•	changes in income tax benefit or expense; and

•	changes in or new GAAP as periodically released by the Financial Accounting Standards Board ("FASB").
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
As of June 30, 2019, our retained earnings were $1.1 billion. Although we have generated net income for each fiscal year since 2008, except for the year ended December 31, 2014, we are currently investing heavily in our future growth through the build out of multiple additional IBX data centers, expansions of IBX data centers and acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as acquisition costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover the additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
The failure to obtain favorable terms when we renew our IBX data center leases, or the failure to renew such leases, could harm our business and results of operations.
While we own certain of our IBX data centers, others are leased under long-term arrangements. These leased centers have all been subject to significant development by us in order to convert them from, in most cases, vacant buildings or warehouses into IBX data centers. Most of our IBX data center leases have renewal options available to us. However, many of these renewal options provide for the rent to be set at then-prevailing market rates. To the extent that then-prevailing market rates or negotiated rates are higher than present rates, these higher costs may adversely impact our business and results of operations, or we may decide against renewing the lease. In the event that an IBX data center lease does not have a renewal option, or we fail to exercise a renewal option in a timely fashion and lose our right to renew the lease, we may not be successful in negotiating a renewal of the lease with the landlord. A failure to renew a lease could force us to exit a building prematurely, which could disrupt our business, harm our customer relationships, expose us to liability under our customer contracts, cause us to take impairment charges and affect our operating results negatively.
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
We paid a quarterly distribution in March and June of 2019 and have declared a quarterly distribution to be paid on September 18, 2019. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the creation of reserves or required debt service or amortization payments.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/15	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/15	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/15	2.3

2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	12/6/16	2.1

2.5	Amendment No. 1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	10-K	12/31/16	2.5

2.6	Amendment No.2 to the Transaction Agreement, dated April 30, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	5/1/17	2.1

2.7	Amendment No.3 to the Transaction Agreement, dated June 29, 2018, by and between Verizon Communications Inc. and Equinix, Inc.	10-Q	8/8/18	2.7

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/14/11	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/11/13	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	3/29/16	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture for the 2023 Notes dated March 5, 2013 between Equinix, Inc. and U.S. Bank National Association as trustee.	8-K	3/5/13	4.3

4.3	Form of 5.375% Senior Note due 2023 (see Exhibit 4.2).

4.4	Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/20/14	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
4.5	First Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/20/14	4.2

4.6	Form of 5.375% Senior Note due 2022 (see Exhibit 4.5).

4.7	Second Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/20/14	4.4

4.8	Form of 5.750% Senior Note due 2025 (see Exhibit 4.7).

4.9	Third Supplemental Indenture, dated as of December 4, 2015, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	12/04/15	4.2

4.10	Form of 5.875% Senior Note due 2026 (see Exhibit 4.9).

4.11	Fourth Supplemental Indenture, dated as of March 22, 2017 between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/22/17	4.2

4.12	Form of 5.375% Senior Notes due 2027 (see Exhibit 4.11).

4.13	Fifth Supplemental Indenture, dated as of September 20, 2017 among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent.	8-K	9/20/17	4.2

4.14	Form of 2.875% Senior Notes due 2025 (see Exhibit 4.13).

4.15	Indenture, dated as of December 12, 2017, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	12/05/17	4.1

4.16	Supplemental Indenture, dated as of December 12, 2017, among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent.	8-K	12/05/17	4.2

4.17	Form of 2.875% Senior Notes due 2026 (see Exhibit 4.16).

4.18	Second Supplemental Indenture, dated as of March 14, 2018, among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent.	8-K	03/14/18	4.2

4.19	Form of 2.875% Senior Notes due 2024 (see Exhibit 4.18).

4.20	Third Supplemental Indenture, dated as of April 2, 2018, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	04/03/18	4.2

4.21	Form of 5.00% Senior Notes due April 2019 (see Exhibit 4.20).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
4.22	Form of 5.00% Senior Notes due October 2019 (see Exhibit 4.20).

4.23	Form of 5.00% Senior Notes due April 2020 (see Exhibit 4.20).

4.24	Form of 5.00% Senior Notes due October 2020 (see Exhibit 4.20).

4.25	Form of 5.00% Senior Notes due April 2021 (see Exhibit 4.20).

4.26	Form of Registrant's Common Stock Certificate.	10-K	12/31/14	4.13

10.1**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.2**	2000 Equity Incentive Plan, as amended.	10-K	12/31/16	10.2

10.3**	2000 Director Option Plan, as amended.	10-K	12/31/16	10.3

10.4**	2001 Supplemental Stock Plan, as amended.	10-K	12/31/16	10.4

10.5**	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	10-Q	6/30/14	10.5

10.6**	Severance Agreement by and between Peter Van Camp and Equinix, Inc. dated December 10, 2008.	10-K	12/31/08	10.32

10.7**	Severance Agreement by and between Keith Taylor and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.33

10.8**	Change in Control Severance Agreement by and between Eric Schwartz and Equinix, Inc. dated December 19, 2008.	10-K	12/31/08	10.35

10.9**	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company	2/5/07	10.9

10.10**	Change in Control Severance Agreement by and between Charles Meyers and Equinix, Inc. dated September 30, 2010.	10-Q	9/30/10	10.42

10.11**	Form of amendment to existing severance agreement between the Registrant and each of Messrs. Meyers, Taylor and Van Camp.	10-K	12/31/10	10.33

10.12**	Letter amendment, dated December 14, 2010, to Change in Control Severance Agreement, dated December 18, 2008, and letter agreement relating to expatriate benefits, dated April 22, 2008, as amended, by and between the Registrant and Eric Schwartz.	10-K	12/31/10	10.34

10.13**	Change in Control Severance Agreement by and between Karl Strohmeyer and Equinix, Inc. dated December 2, 2013.	10-Q	3/31/14	10.51

10.14**	Change in Control Severance Agreement by and between Mike Campbell and Equinix, Inc. dated June 23, 2016.	10-Q	3/31/19	10.16

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

10.15**	Change in Control Severance Agreement by and between Brandi Galvin Morandi and Equinix, Inc. dated December 15, 2008.				X

10.16**	Amendment, dated December 13, 2010 to the Change in Control Severance Agreement dated December 15, 2008, by and between Brandi Galvin Morandi and Equinix, Inc.				X

10.17**	Repatriation Agreement by and between Equinix, Inc. and Eric Schwartz dated June 5.				X

10.18**	2017 Form of Revenue/AFFO Restricted Stock Unit Agreement for Executives.	10-Q	3/31/17	10.35

10.19**	2017 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/17	10.36

10.20**	2017 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/17	10.37

10.21**	Equinix, Inc. Annual Incentive Plan.	10-Q	3/31/17	10.39

10.22**	2018 Form of Revenue/AFFO Restricted Stock Unit Agreement for Executives.	10-Q	3/31/18	10.31

10.23**	2018 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/18	10.32

10.24**	2018 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/18	10.33

10.25**	2019 Equinix, Inc. Annual Incentive Plan.	10-Q	3/31/19	10.28

10.26**	2019 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.	10-Q	3/31/19	10.29

10.27**	2019 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/19	10.30

10.28**	2019 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/19	10.31

10.29	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014.	10-Q	9/30/14	10.67

10.30	Share Purchase Agreement with Digital Realty Trust, L.P., relating to the sale and purchase of shares in TelecityGroup UK LON Limited, Telecity Netherlands AMS01 AMS04 BV, Equinix Real Estate (TCY AMS04) B.V. and TelecityGroup Germany Fra2 GmbH, dated May 14, 2016.	10-Q	6/30/16	10.55

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.31	Credit Agreement dated as of December 12, 2017 among Equinix, Inc. as Borrower, The Guarantors Parties (defined therein), Bank of America, N.A., as Administrative Agent, Lender and L/C issuer, Barclays Bank PLS, Goldman Sachs Bank USA, HSBC Securities (USA) Inc. ING Capital LLC, TD Securities (USA) LLC, and Wells Fargo Bank, National Association as Co-Documentation Agents, the Other Lenders Party (defined therein) and Bank of America, N.A., Citibank, N.A., JPMorgan Chase Bank, N.A., MUFG, and RBC Capital Markets as Joint Lead Arrangers and Joint Book Runners.	10-K	12/31/2017	10.40

10.32	Consent and First Amendment to Credit Agreement, dated as of June 28, 2018 by and among Equinix, Inc. as Borrower, the Guarantors (defined therein), the Lenders (as such term is defined in the Credit Agreement referred to therein), and BANK OF AMERICA, N.A., as Administrative Agent.	10-Q	8/8/2018	10.35

10.33	Second Amendment to Credit Agreement, dated as of July 26, 2018, by and between Equinix, Inc. as Borrower, the financial institutions defined therein, MUFG Bank, Ltd., as Technical Agent and Bank of America, N.A. as Administrative Agent, under that certain Credit Agreement dated December 12, 2017.	10-Q	8/8/2018	10.36

10.34
Third Amendment to Credit Agreement, dated as of April 26, 2019, by and among Equinix, Inc., Delaware corporation ("Equinix" or the "Borrower"), each "Lender" (as such term is defined in the Credit Agreement referred to therein) party hereto, and BANK OF AMERICA, N.A., as Administrative Agent, under that certain Credit Agreement dated December 12, 2017.
X

10.35**	Relocation Letter Agreement by and between Equinix, Inc. and Charles Meyers dated October 12, 2018.	10-K	2/22/2019	10.37

21.1	Subsidiaries of Equinix, Inc.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

EQUINIX, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.
Date: August 2, 2019
	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.15**	Change in Control Severance Agreement by and between Brandi Galvin Morandi and Equinix, Inc. dated December 15, 2008.

10.16**	Amendment, dated December 13, 2010 to the Change in Control Severance Agreement dated December 15, 2008, by and between Brandi Galvin Morandi and Equinix, Inc.

10.17**	Repatriation Agreement by and between Equinix, Inc. and Eric Schwartz dated June 5, 2019.

10.34
Third Amendment to Credit Agreement, dated as of April 26, 2019, by and among Equinix, Inc., Delaware corporation ("Equinix" or the "Borrower"), each "Lender" (as such term is defined in the Credit Agreement referred to therein) party hereto, and BANK OF AMERICA, N.A., as Administrative Agent, under that certain Credit Agreement dated December 12, 2017.

21.1	Subsidiaries of Equinix, Inc.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.