Form 10-Q
period 2019-09-30
EQUINIX INC
filed 2019-11-01
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant's Common Stock as of October 31, 2019 was 85,278,859.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
EQUINIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,402,400	$606,166
Short-term investments	19,567	4,540
Accounts receivable, net of allowance for doubtful accounts of $15,300 and $15,950	746,571	630,119
Other current assets	305,246	274,857
Assets held for sale	379,473	—
Total current assets	2,853,257	1,515,682
Property, plant and equipment, net	11,229,197	11,026,020
Operating lease right-of-use assets	1,483,491	—
Goodwill	4,648,913	4,836,388
Intangible assets, net	2,127,843	2,333,296
Other assets	499,632	533,252
Total assets	$22,842,333	$20,244,638
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$755,150	$756,692
Accrued property, plant and equipment	335,490	179,412
Current portion of operating lease liabilities	137,002	—
Current portion of finance lease liabilities	65,518	77,844
Current portion of mortgage and loans payable	70,789	73,129
Current portion of senior notes	300,466	300,999
Other current liabilities	119,976	126,995
Liabilities held for sale	52,092	—
Total current liabilities	1,836,483	1,515,071
Operating lease liabilities, less current portion	1,333,901	—
Finance lease liabilities, less current portion	1,301,482	1,441,077
Mortgage and loans payable, less current portion	1,215,207	1,310,663
Senior notes, less current portion	7,835,317	8,128,785
Other liabilities	558,912	629,763
Total liabilities	14,081,302	13,025,359
Commitments and contingencies (Note 10)
Equinix stockholders' equity
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 85,671,643 issued and 85,278,859 outstanding in 2019 and 81,119,117 issued and 80,722,258 outstanding in 2018	86	81
Additional paid-in capital	12,635,450	10,751,313
Treasury stock, at cost; 392,784 shares in 2019 and 396,859 shares in 2018	(144,301)	(145,161)
Accumulated dividends	(3,956,318)	(3,331,200)
Accumulated other comprehensive loss	(1,040,236)	(945,702)
Retained earnings	1,266,430	889,948
Total Equinix stockholders' equity	8,761,111	7,219,279
Non-controlling interests	(80)	—
Total stockholders' equity	8,761,031	7,219,279
Total liabilities and stockholders' equity	$22,842,333	$20,244,638
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)
Revenues	$1,396,810	$1,283,751	$4,145,005	$3,761,571
Costs and operating expenses:
Cost of revenues	704,339	660,309	2,084,548	1,934,540
Sales and marketing	161,574	157,920	490,490	471,898
General and administrative	241,812	206,902	689,514	620,548
Transaction costs	2,991	(1,120)	8,236	33,932
Impairment charges	1,189	—	16,023	—
Gain on asset sales	(463)	(6,013)	(463)	(6,013)
Total costs and operating expenses	1,111,442	1,017,998	3,288,348	3,054,905
Income from operations	285,368	265,753	856,657	706,666
Interest income	8,201	2,912	20,165	11,480
Interest expense	(118,674)	(130,566)	(362,067)	(391,516)
Other income	3,428	3,744	15,442	9,546
Gain (loss) on debt extinguishment	315	1,492	(67)	(39,214)
Income before income taxes	178,638	143,335	530,130	296,962
Income tax expense	(57,827)	(18,510)	(147,720)	(41,625)
Net income	120,811	124,825	382,410	255,337
Net loss attributable to non-controlling interests	39	—	45	—
Net income attributable to Equinix	$120,850	$124,825	$382,455	$255,337
Earnings per share ("EPS") attributable to Equinix:
Basic EPS	$1.42	$1.56	$4.57	$3.21
Weighted-average shares for basic EPS	85,012	79,872	83,753	79,533
Diluted EPS	$1.41	$1.55	$4.54	$3.19
Weighted-average shares for diluted EPS	85,571	80,283	84,223	79,956
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)
Net income	$120,811	$124,825	$382,410	$255,337
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment ("CTA") loss, net of tax effects of $0, $(942), $(595) and $5,043	(284,927)	(77,566)	(341,519)	(352,948)
Net investment hedge CTA gain, net of tax effect of $0, $0, $10 and $1,637	188,897	27,214	227,890	180,694
Unrealized gain on cash flow hedges, net of tax effects of $(5,245), $(2,061), $(7,336) and $(12,459)	14,217	6,184	19,086	37,384
Net actuarial gain (loss) on defined benefit plans, net of tax effects of $2, $(4), $3 and $(14)	(8)	14	(26)	35
Total other comprehensive loss, net of tax	(81,821)	(44,154)	(94,569)	(134,835)
Comprehensive income, net of tax	38,990	80,671	287,841	120,502
Net loss attributable to non-controlling interests	39	—	45	—
Other comprehensive loss attributable to non-controlling interests	28	—	35	—
Comprehensive income attributable to Equinix	$39,057	$80,671	$287,921	$120,502

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net income	$382,410	$255,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	806,704	767,182
Stock-based compensation	174,413	139,849
Amortization of intangible assets	147,589	153,443
Amortization of debt issuance costs and debt discounts and premiums	9,429	10,609
Provision for allowance for doubtful accounts	8,588	4,886
Impairment charges	16,023	—
Gain on asset sales	(463)	(6,013)
Loss on debt extinguishment	67	39,214
Other items	9,909	13,040
Changes in operating assets and liabilities:
Accounts receivable	(123,389)	(85,126)
Income taxes, net	73,144	(32,876)
Other assets	(62,036)	(22,409)
Operating lease right-of-use assets	108,226	—
Operating lease liabilities	(112,059)	—
Accounts payable and accrued expenses	6,660	4,782
Other liabilities	17,843	14,879
Net cash provided by operating activities	1,463,058	1,256,797
Cash flows from investing activities:
Purchases of investments	(23,692)	(55,181)
Sales of investments	8,945	74,376
Business acquisitions, net of cash and restricted cash acquired	(34,143)	(829,185)
Purchases of real estate	(64,288)	(136,612)
Purchases of other property, plant and equipment	(1,364,960)	(1,415,509)
Proceeds from sale of assets, net of cash transferred	117	12,154
Net cash used in investing activities	(1,478,021)	(2,349,957)
Cash flows from financing activities:
Proceeds from employee equity awards	52,018	50,103
Payment of dividends and special distribution	(625,804)	(554,742)
Proceeds from public offering of common stock, net of issuance costs	1,660,976	273,873
Proceeds from senior notes	—	929,850
Proceeds from loans payable	—	424,650
Repayments of finance lease liabilities	(62,785)	(89,655)
Repayments of mortgage and loans payable	(53,796)	(429,498)
Repayment of senior notes	(150,000)	—
Debt extinguishment costs	—	(20,556)
Debt issuance costs	—	(12,218)
Net cash provided by financing activities	820,609	571,807
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(13,117)	(30,944)
Net increase (decrease) in cash, cash equivalents and restricted cash	792,529	(552,297)
Cash, cash equivalents and restricted cash at beginning of period	627,604	1,450,701
Cash, cash equivalents and restricted cash at end of period	$1,420,133	$898,404

Cash and cash equivalents	$1,402,400	$870,486
Current portion of restricted cash included in other current assets	7,988	17,287
Non-current portion of restricted cash included in other assets	9,745	10,631
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$1,420,133	$898,404

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
Derivatives and Hedging Activities
The Company uses derivative instruments, including foreign currency forwards and options and cross-currency interest rate swaps, to manage certain foreign currency exposures. Derivative instruments are viewed as risk management tools by the Company and are not used for speculative purposes. The Company recognizes all derivatives on the Company's condensed consolidated balance sheets at fair value. The accounting for changes in the value of a derivative depends on whether the contract qualifies and has been designated for hedge accounting. In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged and there must be documentation of the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure, and the effectiveness assessment methodology. For cash flow hedges, the Company uses regression analysis at the time they are designated to assess their effectiveness. Hedge designations are reviewed on a quarterly basis to assess whether circumstances have changed that would disrupt the hedge instrument's relationship to the forecasted transactions or net investment.
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
Foreign currency gains or losses associated with derivatives that are not designated as hedging instruments for accounting purposes are recorded within other income (expense) in the Company's condensed consolidated statements of operations, with the exception of (i) foreign currency embedded derivatives contained in certain of the Company's customer contracts and (ii) foreign exchange forward contracts that are entered into to hedge the accounting impact of the foreign currency embedded derivatives, which are recorded within revenues in the Company's condensed consolidated statements of operations.
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
The Company's effective tax rates were 27.9% and 14.0% for the nine months ended September 30, 2019 and 2018, respectively. The increase in the effective tax rate for the nine months ended September 30, 2019 as compared to the same period in 2018 is primarily due to a release of valuation allowance as a result of a legal entity reorganization in the Company's Americas region during the nine months ended September 30, 2018.
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
Contract Balances
The following table summarizes the opening and closing balances of the Company's accounts receivable, net; contract asset, current; contract asset, non-current; deferred revenue, current; and deferred revenue, non-current (in thousands):

	Accounts receivable, net	Contract asset, current	Contract asset, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2019	$630,119	$9,778	$16,396	$73,142	$46,641
Closing balances as of September 30, 2019	746,571	9,491	25,685	76,892	46,798
Increase/(decrease)	$116,452	$(287)	$9,289	$3,750	$157
The difference between the opening and closing balances of the Company's accounts receivable, net, contract assets and deferred revenues primarily results from revenue growth and the timing difference between the satisfaction of the Company's performance obligation and the customer's payment. The amounts of revenue recognized during the nine months ended September 30, 2019 from the opening deferred revenue balance as of January 1, 2019 was $76.1 million.
Remaining performance obligations
As of September 30, 2019, approximately $7.4 billion of total revenues and deferred installation revenues are expected to be recognized in future periods, the majority of which will be recognized over the next 24 months. While initial contract terms vary in length, substantially all contracts thereafter automatically renew in one-year increments. Included in the remaining performance obligations is either 1) remaining performance obligations under the initial contract terms or 2) remaining performance obligations related to contracts in the renewal period once the initial terms have lapsed. The remaining performance obligations do not include variable consideration related to unsatisfied performance obligations such as the usage of metered power or any contracts that could be terminated without any significant penalties such as the majority of interconnection revenues. The remaining performance obligations above include revenues to be recognized in the future related to arrangements where the Company is considered the lessor.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$120,811	$124,825	$382,410	$255,337
Net loss attributable to non-controlling interests	39	—	45	—
Net income attributable to Equinix	$120,850	$124,825	$382,455	$255,337

Weighted-average shares used to calculate basic EPS	85,012	79,872	83,753	79,533
Effect of dilutive securities:
Employee equity awards	559	411	470	423
Weighted-average shares used to calculate diluted EPS	85,571	80,283	84,223	79,956

EPS attributable to Equinix:
Basic EPS	$1.42	$1.56	$4.57	$3.21
Diluted EPS	$1.41	$1.55	$4.54	$3.19

The Company has excluded common stock related to employee equity awards in the diluted EPS calculation above of approximately 17,000 shares and 290,000 shares for the three months ended September 30, 2019 and 2018, respectively, and approximately 22,000 and 248,000 shares for the nine months ended September 30, 2019 and 2018, respectively, because their effect would be anti-dilutive.

4.	Acquisitions
2019 Acquisition
On April 18, 2019, the Company completed the acquisition of Switch Datacenters' AMS1 data center business in Amsterdam, Netherlands, for a cash purchase price of approximately €30.6 million or approximately $34.3 million, at the exchange rate in effect on April 18, 2019. As of September 30, 2019, the Company had completed the detailed valuation analysis to derive the fair value of assets acquired and liabilities assumed and updated the final allocation of purchase price. The operating results of the acquisition are reported in the EMEA region following the date of acquisition and are not significant to the Company's total operations for the nine months ended September 30, 2019.
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
On April 2, 2018, the Company completed the acquisition of Infomart Dallas, including its operations and tenants, from ASB Real Estate Investments (the "Infomart Dallas Acquisition"), for total consideration of approximately $804.0 million. The consideration was comprised of approximately $45.8 million in cash, subject to customary adjustments, and $758.2 million aggregate fair value of 5.000% senior unsecured notes (see Note 9). Prior to the acquisition, a portion of the building was leased to the Company and was being used as its Dallas 1, 2, 3 and 6 data centers, which were all accounted for as build-to-suit leases. Upon acquisition, the Company effectively terminated the leases and settled the related financing obligations and other liabilities related to the leases for approximately $170.3 million and $1.9 million, respectively, and recognized a loss on debt extinguishment of $19.5 million. The acquisition of this highly interconnected facility and tenants adds to the Company's global platform and supports the ability to further expand in the Americas market in the future.

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
The fair value of property, plant and equipment was estimated by applying the cost approach, with the exception of land, which was estimated by applying the market approach, for the Metronode Acquisition. For the Infomart Dallas Acquisition, the fair values of land, building and personal property were estimated by applying the market approach, residual income method and cost approach, respectively. The cost approach uses the replacement or reproduction cost as an indicator of fair value. The premise of the cost approach is that a market participant would pay no more for an asset than the amount for which the asset could be replaced or reproduced. The key assumptions of the cost approach include replacement cost new, physical deterioration, functional and economic obsolescence, economic useful life, remaining useful life, age and effective age. The residual income method estimates the fair value of the Infomart Dallas building using an income approach less the fair values attributed to land, personal property, in-place leases and favorable and unfavorable leases.
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
In June 2019, the Company entered into an agreement to form a joint venture in the form of a limited liability partnership with GIC, Singapore's sovereign wealth fund (the "Joint Venture"), to develop and operate xScale™ data centers in Europe. Under the terms of the agreement, the Company would own a 20% interest and GIC would own an 80% interest in the Joint Venture. The Company agreed to sell both its London 10 and Paris 8 data centers, and certain construction development and leases in London and Frankfurt to the Joint Venture. The assets and liabilities of these data centers and facilities, which are currently included within the Company's EMEA operating segment, were classified as held for sale as of September 30, 2019. For further information on the Joint Venture, see Note 13 below.
In January 2019, the Company entered into an agreement to sell its New York 12 ("NY12") data center. The assets of the NY12 data center to be divested were classified as held for sale. During the nine months ended September 30, 2019, the Company recorded an impairment charge of $16.0 million, reducing the carrying value of NY12 assets to the estimated fair value less cost to sell. The transaction closed in October 2019.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table summarizes the assets and liabilities that were classified as assets and liabilities held for sale in the condensed consolidated balance sheet as of September 30, 2019 (in thousands):

Other current assets	$575
Property, plant and equipment	297,780
Operating lease right-of-use assets	9,187
Goodwill	67,950
Intangible assets	2,286
Deferred tax assets	1,571
Other assets	124
Total assets held for sale	$379,473

Current portion of operating lease liabilities	$754
Current portion of finance lease liabilities	167
Operating lease liabilities, less current portion	8,718
Finance lease liabilities, less current portion	41,099
Deferred tax liabilities	386
Other liabilities	968
Total liabilities held for sale	$52,092

6.	Derivatives and Hedging Activities
Derivatives Designated as Hedging Instruments
Net Investment Hedges. The Company is exposed to the impact of foreign exchange rate fluctuations on the value of investments in its foreign subsidiaries whose functional currencies are other than the U.S. Dollar. In order to mitigate the impact of foreign currency exchange rates, the Company has entered into various foreign currency debt obligations, which are designated as hedges against the Company's net investments in foreign subsidiaries. As of September 30, 2019 and December 31, 2018, the total principal amounts of foreign currency debt obligations designated as net investment hedges were $3,961.7 million and $4,139.8 million, respectively.
The Company also uses cross-currency interest rate swaps to hedge a portion of its net investment in its European operations. As of September 30, 2019, U.S. Dollar to Euro cross-currency interest rate swap contracts with a total notional amount of $750.0 million were outstanding, with maturity dates in April 2022, January 2024 and January 2025. At maturity of each outstanding contract, the Company will receive U.S. Dollars from and pay Euros to the contract counterparty. During the term of each contract, the Company receives interest payments in U.S. Dollars and makes interest payments in Euros based on a notional amount and fixed interest rates determined at contract inception. The Company did not have any cross-currency interest rate swaps outstanding as of December 31, 2018.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The effect of net investment hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Foreign currency debt		$151,825	$27,213	$181,431	$179,056
Cross-currency interest rate swaps (included component) (1)		30,505	—	36,331	—
Cross-currency interest rate swaps (excluded component) (2)		6,566	—	10,117	—
Total		$188,896	$27,213	$227,879	$179,056

Amount of gain or (loss) recognized in earnings:
	Location of gain or (loss)	Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$5,072	$—	$14,163	$—
Total		$5,072	$—	$14,163	$—

(1)	Included component represents foreign exchange spot rates.

(2)	Excluded component represents cross-currency basis spread and interest rates.
Cash Flow Hedges. The Company hedges its foreign currency translation exposure for forecasted revenues and expenses in its EMEA region between the U.S. Dollar and the British Pound, Euro, Swedish Krona and Swiss Franc. The foreign currency forward and option contracts that the Company uses to hedge this exposure are designated as cash flow hedges. As of September 30, 2019 and December 31, 2018, the total notional amounts of these foreign exchange contracts were $848.6 million and $760.9 million, respectively.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The effect of cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Foreign currency forward and option contracts (included component) (1)		$20,979	$8,246	$29,345	$49,836
Foreign currency option contracts (excluded component) (2)		(1,518)	—	(2,923)	—
Total		$19,461	$8,246	$26,422	$49,836

Amount of gain or (loss) reclassified from accumulated other comprehensive income to income:
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of gain or (loss)	2019	2018	2019	2018
Foreign currency forward contracts	Revenues	$27,843	$(3,294)	$56,388	$(34,613)
Foreign currency forward contracts	Costs and operating expenses	(14,474)	1,441	(29,548)	17,542
Total		$13,369	$(1,853)	$26,840	$(17,071)

Amount of gain or (loss) excluded from effectiveness testing included in income:
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of gain or (loss)	2019	2018	2019	2018
Foreign currency forward contracts	Other income (expense)	$—	$3,860	$88	$10,290
Foreign currency option contracts (excluded component) (2)	Revenues	(538)	—	(555)	—
Total		$(538)	$3,860	$(467)	$10,290

(1)	Included component represents foreign exchange spot rates.

(2)	Excluded component represents option's time value.
As of September 30, 2019, the Company's cash flow hedge instruments had maturity dates ranging from October 2019 to September 2021 and the Company recorded a net gain of $43.0 million within accumulated other comprehensive income (loss) relating to cash flow hedges that will be reclassified to revenues and expenses as they mature in the next 12 months. As of December 31, 2018, the Company's cash flow hedge instruments had maturity dates ranging from January 2019 to December 2020 and the Company recorded a net gain of $21.4 million within accumulated other comprehensive income (loss) relating to cash flow hedges that will be reclassified to revenues and expenses as they mature in the next 12 months.
Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. The Company is deemed to have foreign currency forward contracts embedded in certain of the Company's customer agreements that are priced in currencies different from the functional or local currencies of the parties involved. These embedded derivatives are separated from their host contracts and carried on the Company's balance sheet at their fair value. The majority of these embedded derivatives arise as a result of the Company's foreign subsidiaries pricing their customer contracts in U.S. Dollars.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Foreign Currency Forward Contracts. The Company also uses foreign currency forward contracts to manage the foreign exchange risk associated with certain foreign currency-denominated monetary assets and liabilities. As a result of foreign currency fluctuations, the U.S. Dollar equivalent values of its foreign currency-denominated monetary assets and liabilities change. Gains and losses on these contracts are included in other income (expense), on a net basis, along with the foreign currency gains and losses of the related foreign currency-denominated monetary assets and liabilities associated with these foreign currency forward contracts. As of September 30, 2019 and December 31, 2018, the total notional amounts of these foreign currency contracts were $1,950.6 million and $1,500.4 million, respectively.
The following table presents the effect of derivatives not designated as hedging instruments in the Company's condensed consolidated statements of operations (in thousands):

Amount of gain or (loss) recognized in earnings:
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of gain or (loss)	2019	2018	2019	2018
Embedded derivatives	Revenues	$2,830	$742	$3,552	$2,206
Economic hedge of embedded derivatives	Revenues	(3,221)	(422)	(2,680)	(1,360)
Foreign currency forward contracts	Other income (expense)	77,644	17,061	96,143	60,737
Total		$77,253	$17,381	$97,015	$61,583

Fair Value of Derivative Instruments
The following table presents the fair value of derivative instruments recognized in the Company's condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019		December 31, 2018
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Designated as hedging instruments:
Cash flow hedges
Foreign currency forward and option contracts	$59,401	$—	$38,606	$865
Net investment hedges
Cross-currency interest rate swaps	46,449	—	—	—
Total designated as hedging	105,850	—	38,606	865

Not designated as hedging instruments:
Embedded derivatives	7,131	1,336	4,656	2,426
Economic hedges of embedded derivatives	492	697	525	180
Foreign currency forward contracts	28,778	3	29,287	6,269
Total not designated as hedging	36,401	2,036	34,468	8,875
Total Derivatives	$142,251	$2,036	$73,074	$9,740

(1)	As presented in the Company's condensed consolidated balance sheets within other current assets and other assets.

(2)	As presented in the Company's condensed consolidated balance sheets within other current liabilities and other liabilities.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Offsetting Derivative Assets and Liabilities
The Company presents its derivative instruments and the accrued interest related to cross-currency interest rate swaps at gross fair values in the condensed consolidated balance sheets. The Company enters into master netting agreements with its counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default. For presentation on the condensed consolidated balance sheets, the Company does not offset fair value amounts recognized for derivative instruments or the accrued interest related to cross-currency interest rate swaps under master netting arrangements. The following table presents information related to these offsetting arrangements as of September 30, 2019 and December 31, 2018 (in thousands):

	Gross Amounts Offset in Consolidated Balance Sheet
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Net Amounts	Gross Amounts not Offset in the Balance Sheet	Net
September 30, 2019
Derivative assets	$154,394	$—	$154,394	$(6,307)	$148,087
Derivative liabilities	8,203	—	8,203	(6,307)	1,896

December 31, 2018
Derivative assets	$73,074	$—	$73,074	$(6,517)	$66,557
Derivative liabilities	9,740	—	9,740	(6,517)	3,223

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

7.	Fair Value Measurements
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
The Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.
The Company's financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 were as follows (in thousands):

	Fair Value at September 30, 2019	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Cash	$832,235	$832,235	$—
Money market and deposit accounts	570,165	570,165	—
Publicly traded equity securities	2,647	2,647	—
Certificates of deposit	16,920	—	16,920
Derivative instruments (1)	142,251	—	142,251
Total	$1,564,218	$1,405,047	$159,171
Liabilities:
Derivative instruments (1)	$2,036	$—	$2,036

(1)	Amounts are included within other current assets, other assets, others current liabilities and other liabilities in the Company's accompanying condensed consolidated balance sheet.

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
The Company did not have any Level 3 financial assets or financial liabilities as of September 30, 2019 and December 31, 2018.

8.	Leases
The Company determines if an arrangement is or contains a lease at inception. The Company enters into lease arrangements primarily for data center spaces, office spaces and equipment. The Company recognizes a ROU asset and lease liability on the condensed consolidated balance sheet for all leases with a term longer than 12 months. As of September 30, 2019, the Company recorded finance lease assets of $1,135.0 million, net of accumulated amortization of $468.7 million, within the property, plant and equipment, net.
ROU assets represent the Company's right to use an underlying asset for the lease term. Lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and liabilities are classified and recognized at the commencement date. ROU liabilities are measured based on the present value of fixed lease payments over the lease term. ROU assets consist of (i) initial measurement of the lease liability; (ii) lease payments made to the lessor at or before the commencement date less any lease incentives received; and (iii) initial direct costs incurred by the Company. Lease payments may vary because of changes in facts or circumstances occurring after the commencement, including changes in inflation indices. Variable lease payments that depend on an index or a rate (such as the Consumer Price Index or a market interest rate) are included in the measurement of ROU assets and lease liabilities using the index or rate at the commencement date. Variable lease payments that do not depend on an index or a rate are excluded from the measurement of ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Since most of the Company's leases do not provide an implicit rate, the Company uses its own incremental borrowing rate ("IBR") on a collateralized basis in determining the present value of lease payments. The Company utilizes a market-based approach to estimate the IBR. The approach requires significant judgment. Therefore, the Company utilizes different data sets to estimate IBRs via an analysis of (i) yields on comparable credit rating composite curves; (ii) sovereign rates; (iii) yields on our outstanding public debt; and (iv) historical difference in yields on the curves of our secured and unsecured rated debt. The Company also applies adjustments to account for considerations related to (i) tenor; and (ii) country credit rating that may not be fully incorporated by the aforementioned data sets.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Significant Lease Transactions
Hong Kong 4 ("HK4") Data Center
In August 2018, the Company entered into a lease agreement with the landlord to lease the remaining floors of the HK4 Data Center. The lease did not commence until May 2019. The Company assessed the lease classification of the HK4 lease at the commencement date and determined the lease should be accounted for as an operating lease. During the three months ended June 30, 2019, the Company recorded operating lease ROU asset and liability of 317.3 million Hong Kong dollars, or $40.6 million at the exchange rate in effect on June 30, 2019.
Seoul 1 ("SL1") Data Center
In October 2018, the Company entered into a lease agreement with the landlord for several leased spaces in SL1 Data Center. Phase 1 commenced in August 2019 with an initial term of 5 years. The Company concluded that one renewal option of 5 years is reasonably certain to be exercised after considering all relevant factors that create an economic incentive for the Company. The Company assessed the lease classification of the SL1 lease at the commencement date and determined the lease should be accounted for as a finance lease. During the three months ended September 30, 2019, the Company recorded finance lease ROU asset and liability of 35,747 million Korean Won and 34,804 million Korean Won, respectively, or $29.9 million and $29.1 million, respectively, at the exchange rate in effect on September 30, 2019.
Tokyo 11 ("TY11") Data Center
In July 2019, the Company entered into two new lease agreements for building I and building II in TY11 Data Center and at the same time terminated the original lease agreement of certain leased space in building I. The new spaces in building I and building II provide additional right-of-use assets not included in the original lease agreement and the lease payments for the new spaces are commensurate with the stand-alone price of the additional right-of-use assets. As a result, the Company concluded the new spaces in building I and building II meet the criteria to be treated as a separate contract and did not modify the accounting treatment of the original leased space. The Company assessed the lease classification of TY11 leases at the commencement date and determined that the leases for both the new spaces in building I and building II should be accounted for as finance leases. During the three months ended September 30, 2019, the Company recorded finance lease ROU asset and liability of ¥6,922.3 million in aggregate for both new spaces in building I and II, or approximately $64.0 million at the exchange rate in effect on September 30, 2019.
Singapore 4 ("SG4") Data Center
In July 2019, the Company entered into a lease agreement with the landlord to lease the land and building for its new SG4 Data Center. The Company assessed the lease classification of the SG4 lease at the commencement date and determined that the lease for the building and land components should be accounted for as a finance lease and operating lease, respectively. During the three months ended September 30, 2019, the Company recorded finance lease ROU asset and liability of 75.5 million Singapore dollars, or approximately $54.6 million, and operating lease ROU asset and liability of 48.5 million Singapore dollars, or approximately $35.1 million, at the exchange rate in effect on September 30, 2019.
Silicon Valley 3 ("SV3") Data Center
In July 2019, the Company entered into a lease agreement with the landlord to extend the term of the SV3 lease for an additional 12 years. The SV3 lease renewal is accounted for as a lease modification. The Company assessed the lease classification of the SV3 lease at modification date and determined that the lease for the building and land components should be accounted for as a finance lease and operating lease, respectively. During the three months ended September 30, 2019, the Company recorded incremental finance lease ROU asset and liability of $39.9 million. The Company also recorded incremental operating lease ROU asset and liability of $13.1 million.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Lease Expenses
The components of lease expenses are as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease cost
Amortization of right-of-use assets (1)	$21,313	$61,210
Interest on lease liabilities	28,039	82,673
Total finance lease cost	49,352	143,883

Operating lease cost	57,946	164,505
Total lease cost	$107,298	$308,388

(1) Amortization of right-of-use assets is included with depreciation expense, and is recorded within cost of revenues, sales and marketing and general and administrative expenses in the condensed consolidated statements of operations.
Other Information
Other information related to leases is as follows (in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$79,140
Operating cash flows from operating leases	157,106
Financing cash flows from finance leases	62,785

Right-of-use assets obtained in exchange for lease obligations: (1)
Finance leases	$196,725
Operating leases	143,144

As of September 30, 2019
Weighted-average remaining lease term - finance leases (2)	15 years
Weighted-average remaining lease term - operating leases (2)	13 years
Weighted-average discount rate - finance leases	9%
Weighted-average discount rate - operating leases	4%

(1) Represents all non-cash changes in ROU assets, including the impact of reclassifying finance lease and operating lease ROU assets of $36.9 million and $9.2 million, respectively, to assets held for sale. Refer to Note 5.
(2) Includes lease renewal options that are reasonably certain to be exercised.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Maturities of Lease Liabilities
Maturities of lease liabilities under Topic 842 as of September 30, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2019 (3 months remaining)	$39,216	$39,309	$78,525
2020	200,432	168,410	368,842
2021	188,811	168,192	357,003
2022	181,250	168,745	349,995
2023	167,098	169,689	336,787
Thereafter	1,233,604	1,752,663	2,986,267
Total lease payments	2,010,411	2,467,008	4,477,419
Plus amount representing residual property value	—	18,436	18,436
Less imputed interest	(539,508)	(1,118,444)	(1,657,952)
Total	$1,470,903	$1,367,000	$2,837,903
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
The Company entered into agreements with various landlords primarily to lease data center spaces which have not yet commenced as of September 30, 2019. These leases will commence between fiscal years 2019 and 2020, with lease terms of 10 to 25 years and a total lease commitment of approximately $41.8 million.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

9.	Debt Facilities
Mortgage and Loans Payable
As of September 30, 2019 and December 31, 2018, the Company's mortgage and loans payable consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Term loans	$1,249,194	$1,344,482
Mortgage payable and loans payable	40,261	44,042
	1,289,455	1,388,524
Less amount representing unamortized debt discount and debt issuance cost	(5,195)	(6,614)
Add amount representing unamortized mortgage premium	1,736	1,882
	1,285,996	1,383,792
Less current portion	(70,789)	(73,129)
Total	$1,215,207	$1,310,663

Senior Notes
As of September 30, 2019 and December 31, 2018, the Company's senior notes consisted of the following (in thousands):

	September 30, 2019		December 31, 2018
	Amount	Effective Rate	Amount	Effective Rate
5.000% Infomart Senior Notes (1)	$600,000	4.43%	$750,000	4.40%
5.375% Senior Notes due 2022	750,000	5.56%	750,000	5.56%
5.375% Senior Notes due 2023	1,000,000	5.51%	1,000,000	5.51%
2.875% Euro Senior Notes due 2024	817,650	3.08%	859,125	3.08%
5.750% Senior Notes due 2025	500,000	5.88%	500,000	5.88%
2.875% Euro Senior Notes due 2025	1,090,200	3.04%	1,145,500	3.04%
5.875% Senior Notes due 2026	1,100,000	6.03%	1,100,000	6.03%
2.875% Euro Senior Notes due 2026	1,090,200	3.04%	1,145,500	3.04%
5.375% Senior Notes due 2027	1,250,000	5.51%	1,250,000	5.51%
	8,198,050		8,500,125
Less amount representing unamortized debt issuance cost	(64,577)		(75,372)
Add amount representing unamortized debt premium	2,310		5,031
	8,135,783		8,429,784
Less current portion	(300,466)		(300,999)
Total	$7,835,317		$8,128,785

(1) 5.000% Infomart Senior Notes consist of five tranches due in each of April 2019, October 2019, April 2020, October 2020 and April 2021. The effective rate represents the weighted-average effective interest rates of the tranches outstanding at the periods presented in the table above.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Maturities of Debt Instruments
The following table sets forth maturities of the Company's debt, including mortgage and loans payable, and senior notes, gross of debt issuance costs, debt discounts and debt premiums, as of September 30, 2019 (in thousands):

Years ending:
2019 (3 months remaining)	$167,978
2020	370,980
2021	220,736
2022	1,876,563
2023	1,002,515
Thereafter	5,850,469
Total	$9,489,241

Fair Value of Debt Instruments
The following table sets forth the estimated fair values of the Company's mortgage and loans payable and senior notes, including current maturities, as of (in thousands):

	September 30, 2019	December 31, 2018
Mortgage and loans payable	$1,296,497	$1,389,632
Senior notes	8,561,823	8,422,211

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
Interest Charges
The following table sets forth total interest costs incurred and total interest costs capitalized for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense	$118,674	$130,566	$362,067	$391,516
Interest capitalized	8,424	6,206	24,188	13,004
Interest charges incurred	$127,098	$136,772	$386,255	$404,520

Total interest paid, net of capitalized interest, during the three months ended September 30, 2019 and 2018 was $144.8 million and $146.7 million, respectively. Total interest paid, net of capitalized interest, during the nine months ended September 30, 2019 and 2018 was $388.5 million and $362.0 million, respectively.

10.	Commitments and Contingencies
Commitments
As a result of the Company's various IBX data center expansion projects, as of September 30, 2019, the Company was contractually committed for approximately $0.8 billion of unaccrued capital expenditures, primarily for IBX infrastructure equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. The Company also had numerous other, non-capital purchase commitments in place as of September 30, 2019, such as commitments to purchase power in select locations through the remainder of 2019 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2019 and

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

thereafter. Such other miscellaneous purchase commitments totaled approximately $1.0 billion as of September 30, 2019. In addition, the Company entered into lease agreements in various locations that have not yet commenced as of September 30, 2019. For further information on lease commitments, see Note 8 above.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.	Stockholders' Equity
Stockholders' Equity Rollforward
The following tables provide a rollforward of stockholders' equity for the three and nine months ended September 30, 2019 and 2018 (in thousands):

							AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	81,119,117	$81	(396,859)	$(145,161)	$10,751,313	$(3,331,200)	$(945,702)	$889,948	$7,219,279	$—	$7,219,279
Adjustment from adoption of new accounting standard update	—	—	—	—	—	—	—	(5,973)	(5,973)	—	(5,973)
Net income (loss)	—	—	—	—	—	—	—	118,078	118,078	(331)	117,747
Other comprehensive income	—	—	—	—	—	—	3,337	—	3,337	7	3,344
Issuance of common stock and release of treasury stock for employee equity awards	360,464	—	1,706	360	27,233	—	—	—	27,593	—	27,593
Issuance of common stock for equity offering	2,985,575	3	—	—	1,213,431	—	—	—	1,213,434	—	1,213,434
Dividend distribution on common stock, $2.46 per share	—	—	—	—	—	(198,933)	—	—	(198,933)	—	(198,933)
Settlement of accrued dividends on vested equity awards	—	—	—	—	284	(387)	—	—	(103)	—	(103)
Accrued dividends on unvested equity awards	—	—	—	—	—	(2,395)	—	—	(2,395)	—	(2,395)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	50,795	—	—	—	50,795	—	50,795
Balance as of March 31, 2019	84,465,156	84	(395,153)	(144,801)	12,043,056	(3,532,915)	(942,365)	1,002,053	8,425,112	(324)	8,424,788
Net income	—	—	—	—	—	—	—	143,527	143,527	325	143,852
Other comprehensive loss	—	—	—	—	—	—	(16,078)	—	(16,078)	(14)	(16,092)
Issuance of common stock and release of treasury stock for employee equity awards	26,435	—	359	76	(76)	—	—	—	—	—	—
Issuance of common stock under ATM Program	722,361	1	—	—	348,120	—	—	—	348,121	—	348,121
Dividend distribution on common stock, $2.46 per share	—	—	—	—	—	(207,949)	—	—	(207,949)	—	(207,949)
Settlement of accrued dividends on vested equity awards	—	—	—	—	12	(33)	—	—	(21)	—	(21)
Accrued dividends on unvested equity awards	—	—	—	—	—	(2,972)	—	—	(2,972)	—	(2,972)

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

							AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends
	Shares	Amount	Shares	Amount
Stock-based compensation, net of estimated forfeitures	—	—	—	—	59,502	—	—	—	59,502	—	59,502
Balance as of June 30, 2019	85,213,952	85	(394,794)	(144,725)	12,450,614	(3,743,869)	(958,443)	1,145,580	8,749,242	(13)	8,749,229
Net income	—	—	—	—	—	—	—	120,850	120,850	(39)	120,811
Other comprehensive loss	—	—	—	—	—	—	(81,793)	—	(81,793)	(28)	(81,821)
Issuance of common stock and release of treasury stock for employee equity awards	276,497	1	2,010	424	24,000	—	—	—	24,425	—	24,425
Issuance of common stock under ATM Program	181,194	—	—	—	99,421	—	—	—	99,421	—	99,421
Dividend distribution on common stock, $2.46 per share	—	—	—	—	—	(209,226)	—	—	(209,226)	—	(209,226)
Settlement of accrued dividends on vested equity awards	—	—	—	—	12	(230)	—	—	(218)	—	(218)
Accrued dividends on unvested equity awards	—	—	—	—	—	(2,993)	—	—	(2,993)	—	(2,993)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	61,403	—	—	—	61,403	—	61,403
Balance as of September 30, 2019	85,671,643	$86	(392,784)	$(144,301)	$12,635,450	$(3,956,318)	$(1,040,236)	$1,266,430	$8,761,111	$(80)	$8,761,031

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

					Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	79,440,404	$79	(402,342)	$(146,320)	$10,121,323	$(2,592,792)	$(785,189)	$252,689	$6,849,790
Adjustment from adoption of new accounting standard update	—	—	—	—	—	—	(2,124)	271,900	269,776
Net income	—	—	—	—	—	—	—	62,894	62,894
Other comprehensive income	—	—	—	—	—	—	69,144	—	69,144
Issuance of common stock and release of treasury stock for employee equity awards	416,512	1	2,957	625	25,221	—	—	—	25,847
Dividend distribution on common stock, $2.28 per share	—	—	—	—	—	(180,640)	—	—	(180,640)
Settlement of accrued dividends on vested equity awards	—	—	—	—	1,795	(530)	—	—	1,265
Accrued dividends on unvested equity awards	—	—	—	—	—	(2,216)	—	—	(2,216)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	44,691	—	—	—	44,691
Balance as of March 31, 2018	79,856,916	80	(399,385)	(145,695)	10,193,030	(2,776,178)	(718,169)	587,483	7,140,551
Net income	—	—	—	—	—	—	—	67,618	67,618
Other comprehensive loss	—	—	—	—	—	—	(159,825)	—	(159,825)
Issuance of common stock and release of treasury stock for employee equity awards	31,068	—	297	63	(50)	—	—	—	13
Issuance of common stock under ATM Program	19,100	—	—	—	8,202	—	—	—	8,202
Dividend distribution on common stock, $2.28 per share	—	—	—	—	—	(181,207)	—	—	(181,207)
Settlement of accrued dividends on vested equity awards	—	—	—	—	103	(43)	—	—	60
Accrued dividends on unvested equity awards	—	—	—	—	—	(2,755)	—	—	(2,755)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	51,870	—	—	—	51,870
Balance as of June 30, 2018	79,907,084	80	(399,088)	(145,632)	10,253,155	(2,960,183)	(877,994)	655,101	6,924,527
Net income	—	—	—	—	—	—	—	124,825	124,825
Other comprehensive loss	—	—	—	—	—	—	(44,154)	—	(44,154)
Issuance of common stock and release of treasury stock for employee equity awards	268,086	—	1,968	416	23,827	—	—	—	24,243
Issuance of common stock under ATM Program	612,422	1	—	—	265,671	—	—	—	265,672
Dividend distribution on common stock, $2.28 per share	—	—	—	—	—	(182,304)	—	—	(182,304)
Settlement of accrued dividends on vested equity awards	—	—	—	—	367	(263)	—	—	104
Accrued dividends on unvested equity awards	—	—	—	—	—	(2,680)	—	—	(2,680)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	49,940	—	—	—	49,940
Balance as of September 30, 2018	80,787,592	$81	(397,120)	$(145,216)	$10,592,960	$(3,145,430)	$(922,148)	$779,926	$7,160,173

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by components are as follows (in thousands):

	Balance as of December 31, 2018	Net Change	Balance as of September 30, 2019
Foreign currency translation adjustment ("CTA") loss	$(998,603)	$(341,484)	$(1,340,087)
Unrealized gain on cash flow hedges (1)	19,480	19,086	38,566
Net investment hedge CTA gain (1)	34,325	227,890	262,215
Net actuarial loss on defined benefit plans (2)	(904)	(26)	(930)
Accumulated other comprehensive loss attributable to Equinix	$(945,702)	$(94,534)	$(1,040,236)

(1)	Refer to Note 6 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income.

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

Changes in foreign currencies can have a significant impact to the Company's consolidated balance sheets (as evidenced above in the Company's foreign currency translation loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translated into more U.S. Dollars when the U.S. Dollar weakens or fewer U.S. Dollars when the U.S. Dollar strengthens. As of September 30, 2019, the U.S. Dollar was generally stronger relative to certain of the currencies of the foreign countries in which the Company operates as compared to December 31, 2018. This overall strengthening of the U.S. Dollar had an overall unfavorable impact on the Company's condensed consolidated financial position because the foreign denominations translated into fewer U.S. Dollars as evidenced by an increase in foreign currency translation loss for the nine months ended September 30, 2019 as reflected in the above table. In future periods, the volatility of the U.S. Dollar as compared to the other currencies in which the Company operates could have a significant impact on its condensed consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.
Common Stock
In March 2019, the Company issued and sold 2,985,575 shares of common stock in a public offering pursuant to a registration statement and a related prospectus and prospectus supplement. The Company received net proceeds of approximately $1,213.4 million, net of underwriting discounts, commissions and offering expenses.
In August 2017, the Company established an "at-the-market" equity offering program (the "2017 ATM Program") under which the Company may, from time to time, issue and sell shares of its common stock to or through sales agents up to an aggregate of $750.0 million. For the three and nine months ended September 30, 2018, the Company sold 612,422 shares and 631,522 shares, respectively, under the 2017 ATM Program, for approximately $265.7 million and $273.9 million, respectively, net of payment of commissions to sales agents and other offering expenses. As of December 31, 2018, no shares remained available for sale under the 2017 ATM Program. In December 2018, the Company launched another ATM program, under which it may offer and sell from time to time up to an aggregate of $750.0 million of its common stock in "at the market" transactions (the "2018 ATM Program"). For the three and nine months ended September 30, 2019, the Company sold 181,194 shares and 903,555 shares, respectively, under the 2018 ATM program, for approximately $99.4 million and $447.5 million, respectively, net of payment of commissions to sales agents and other offering expenses.
Stock-Based Compensation
For the nine months ended September 30, 2019, the Compensation Committee and/or the Stock Award Committee of the Company's Board of Directors, as the case may be, approved the issuance of an aggregate of 736,303 shares of restricted stock units to certain employees, including executive officers, pursuant to the 2000 Equity Incentive Plan. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $440.61 and a weighted-average requisite service period of 3.65 years. The valuation of restricted stock units with only a service condition or a service and performance condition requires no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of the Company's stock price on the date of grant. The Company used revenues and adjusted funds from operations ("AFFO") per share

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

as the performance measurements in the restricted stock units with both service and performance conditions that were granted in the nine months ended September 30, 2019.
The Company uses a Monte Carlo simulation option-pricing model to determine the fair value of restricted stock units with a service and market condition. The Company used total shareholder return ("TSR") as the performance measurement in the restricted stock units with a service and market condition that were granted in the nine months ended September 30, 2019. There were no significant changes in the assumptions used to determine the fair value of restricted stock units with a service and market condition that were granted in 2019 compared to the prior year.
The following table presents, by operating expense category, the Company's stock-based compensation expense recognized in the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	$7,104	$4,600	$18,616	$13,106
Sales and marketing	15,794	14,166	44,252	39,980
General and administrative	40,973	28,822	111,545	86,763
Total	$63,871	$47,588	$174,413	$139,849

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

12.	Segment Information
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
The following tables present revenue information disaggregated by product lines and geographic areas (in thousands):

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$441,596	$357,201	$214,304	$1,013,101	$1,325,663	$1,036,121	$637,703	$2,999,487
Interconnection	146,212	41,063	39,495	226,770	427,235	117,202	114,148	658,585
Managed infrastructure	24,082	27,651	22,553	74,286	68,777	85,136	66,940	220,853
Other (1)	3,392	1,787	—	5,179	14,723	6,561	—	21,284
Recurring revenues	615,282	427,702	276,352	1,319,336	1,836,398	1,245,020	818,791	3,900,209
Non-recurring revenues	29,993	30,438	17,043	77,474	97,663	97,635	49,498	244,796
Total	$645,275	$458,140	$293,395	$1,396,810	$1,934,061	$1,342,655	$868,289	$4,145,005

(1) Includes some leasing and hedging activities.

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$433,828	$305,072	$191,143	$930,043	$1,294,848	$886,651	$543,513	$2,725,012
Interconnection	134,159	34,640	33,318	202,117	395,132	103,586	96,011	594,729
Managed infrastructure	18,698	28,387	20,848	67,933	55,525	88,804	64,212	208,541
Other (1)	5,161	2,552	—	7,713	11,220	6,682	—	17,902
Recurring revenues	591,846	370,651	245,309	1,207,806	1,756,725	1,085,723	703,736	3,546,184
Non-recurring revenues	33,838	26,104	16,003	75,945	89,861	73,830	51,696	215,387
Total	$625,684	$396,755	$261,312	$1,283,751	$1,846,586	$1,159,553	$755,432	$3,761,571

(1) Includes some leasing and hedging activities.
No single customer accounted for 10% or greater of the Company's accounts receivable or revenues for the three and nine months ended September 30, 2019 and 2018.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company defines adjusted EBITDA as income from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain on asset sales as presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Adjusted EBITDA:
Americas	$306,656	$296,003	$923,546	$881,507
EMEA	212,518	179,797	621,235	516,790
Asia-Pacific	155,528	136,726	467,086	397,748
Total adjusted EBITDA	674,702	612,526	2,011,867	1,796,045
Depreciation, amortization and accretion expense	(321,746)	(306,318)	(957,001)	(921,611)
Stock-based compensation expense	(63,871)	(47,588)	(174,413)	(139,849)
Impairment charges	(1,189)	—	(16,023)	—
Transaction costs	(2,991)	1,120	(8,236)	(33,932)
Gain on asset sale	463	6,013	463	6,013
Income from operations	$285,368	$265,753	$856,657	$706,666

The Company also provides the following additional segment disclosures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Depreciation and amortization:
Americas	$168,999	$157,458	$503,013	$474,958
EMEA	86,607	88,813	258,752	270,585
Asia-Pacific	66,285	59,455	192,528	175,082
Total	$321,891	$305,726	$954,293	$920,625
Capital expenditures:
Americas	$203,281	$226,127	$521,399	$573,733
EMEA	171,293	238,372	506,499	615,140
Asia-Pacific	182,248	81,042	337,062	226,636
Total	$556,822	$545,541	$1,364,960	$1,415,509

The Company's long-lived assets are located in the following geographic areas as of (in thousands):

	September 30, 2019	December 31, 2018
Americas	$5,146,358	$5,010,507
EMEA	3,610,597	3,726,596
Asia-Pacific	2,472,242	2,288,917
Total long-lived assets	$11,229,197	$11,026,020

13.	Subsequent Events
On October 4, 2019, the Company entered into an agreement to acquire three data centers in Mexico for $175.0 million in an all-cash transaction. The acquisition is expected to close in the first quarter of 2020, subject to customary closing conditions including regulatory approval. The operating results of the acquisition will be reported in the Americas region following the date

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

of acquisition. The valuation of assets acquired and liabilities assumed are still being appraised by a third-party and the purchase price allocation is not yet complete.
On October 8, 2019, the Company and GIC, Singapore's sovereign wealth fund, closed their Joint Venture. Upon closing, the Joint Venture acquired certain data center facilities in Europe from the Company, with the opportunity to add additional facilities to the Joint Venture in the future. The Company owns a 20% interest and GIC owns an 80% interest in the Joint Venture. The Company will account for its investments in the Joint Venture using the equity method of accounting.
On October 30, 2019, the Company declared a quarterly cash dividend of $2.46 per share, which is payable on December 11, 2019 to the Company's common stockholders of record as of the close of business on November 20, 2019.

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
In April 2019, as more fully described in Note 4 of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we completed the acquisition of Switch Datacenters' AMS1 data center business in Amsterdam, Netherlands (the "AM11 data center"), for a cash purchase price of approximately €30.6 million, or approximately $34.3 million at the exchange rate in effect on April 18, 2019.
In May and June 2019, as more fully described in Note 11 of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we sold 722,361 shares of common stock for approximately $348.1 million in proceeds, net of payment of commissions to the sales agents and other offering expenses, under the existing 2018 ATM program.
In June 2019, as more fully described in Note 5 and Note 13 of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we entered into an agreement to form a joint venture in the form of a limited liability partnership with GIC, Singapore's sovereign wealth fund (the "Joint Venture"), to develop and operate xScale™ data centers in Europe. Under the terms of the agreement, we would own a 20% interest and GIC would own an 80% interest in the Joint Venture. We agreed to sell certain data center facilities in Europe to the Joint Venture. The assets and liabilities of these data center facilities were classified as held for sale as of September 30, 2019. The Joint Venture closed in October 2019.
In August 2019, as more fully described in Note 11 of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, we sold 181,194 shares of common stock for approximately $99.4 million in proceeds, net of payment of commissions to the sales agents and other offering expenses, under the existing 2018 ATM program.
Overview
Equinix provides global data center offerings that protect and connect the world's most valued information assets. Global enterprises, financial services companies and content and network service providers rely upon Equinix's leading insight and data centers around the world for the safehousing of their critical IT equipment and the ability to directly connect to the networks that enable today's information-driven economy. Recent IBX data center openings and acquisitions have expanded our total global footprint to 204 IBX and xScale data centers across 53 markets around the world. Equinix offers the following solutions: (i) premium data center colocation, (ii) interconnection and exchange and (iii) outsourced IT infrastructure solutions. As of September 30, 2019, we operated or had partner IBX data centers in Brazil, Canada, Colombia and throughout the U.S. in the Americas region; Bulgaria, Finland, France, Germany, Ireland, Italy, the Netherlands, Poland, Portugal, Spain, Sweden, Switzerland, Turkey, the United Arab Emirates and the United Kingdom in the EMEA region; and Australia, China, Hong Kong, Indonesia, Japan, Singapore and Korea in the Asia-Pacific region.
Our data centers in 53 markets around the world are a global platform, which allows our customers to increase information and application delivery performance while significantly reducing costs. This global platform and the quality of our IBX data centers have enabled us to establish a critical mass of customers. As more customers choose our IBX data centers, it benefits their suppliers and business partners to colocate with us as well, in order to gain the full economic and performance benefits of our offerings. These partners, in turn, pull in their business partners, creating a "marketplace" for their services. Our global platform enables scalable, reliable and cost-effective colocation, interconnection and traffic exchange that lowers overall cost and increases flexibility. Our focused business model is built on our critical mass of customers and the resulting "marketplace" effect. This global platform, combined with our strong financial position, continues to drive new customer growth and bookings.

Historically, our market was served by large telecommunications carriers who have bundled telecommunications products and services with their colocation offerings. The data center market landscape has evolved to include cloud computing/utility providers, application hosting providers and systems integrators, managed infrastructure hosting providers and colocation providers. More than 350 companies provide data center solutions in the U.S. alone. Each of these data center solutions providers can bundle various colocation, interconnection and network offerings and outsourced IT infrastructure solutions. We are able to offer our customers a global platform that reaches 25 countries with proven operational reliability, improved application performance, network choice and a highly scalable set of offerings.

Our cabinet utilization rates were approximately 81%, as of September 30, 2019, and 81%, excluding data centers acquired from Metronode, Itconic and Zenium, as of September 30, 2018. Excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our cabinet utilization rate would have increased to approximately 84% as of September 30, 2019. Our cabinet utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.
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
Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during any given quarter of the past three years, more than half of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. During the three and nine months ended September 30, 2019 and 2018, our largest customer accounted for approximately 3% of our recurring revenues. Our 50 largest customers accounted for approximately 39% and 38%, respectively of our recurring revenues for the three months ended September 30, 2019 and 2018. Our 50 largest customers accounted for approximately 39% and 38%, respectively, of our recurring revenues for the nine months ended September 30, 2019 and 2018.

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
Taxation as a REIT
We elected to be taxed as a real estate investment trust for federal income tax purposes ("REIT") beginning with our 2015 taxable year. As of September 30, 2019, our REIT structure included all of our data center operations in the U.S., Canada, Japan, Singapore and the data center operations in EMEA with the exception of Bulgaria and the United Arab Emirates. Our data center operations in other jurisdictions are operated as taxable REIT subsidiaries ("TRSs").
On June 27, 2019, we formed the Joint Venture in the form of a limited liability partnership with GIC, Singapore's sovereign wealth fund, to develop and operate xScale™ data centers in Europe. We do not believe the Joint Venture investment will adversely impact our REIT compliance. We intend to include in our REIT structure our interest in the Joint Venture.
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
On each of March 20, 2019, June 19, 2019, and September 18, 2019, we paid quarterly cash dividends of $2.46 per share. On October 30, 2019, we declared a quarterly cash dividend of $2.46 per share, payable on December 11, 2019, to our common stockholders of record as of the close of business on November 20, 2019. We expect the amount of all 2019 quarterly distributions and other applicable distributions to equal or exceed the REIT's taxable income to be recognized in 2019.
We continue to monitor our REIT compliance in order to maintain our qualification for federal income taxation as a REIT. For this and other reasons, as necessary, we may convert some of our data center operations in other countries into the REIT structure in future periods.
Results of Operations
Our results of operations for the three and nine months ended September 30, 2019 include the results of operations from the acquisition of the AM11 data center from April 18, 2019. Our results of operations for the three and nine months ended September 30, 2018 include the results of operations from the Metronode Acquisition from April 18, 2018 and the Infomart Dallas Acquisition from April 2, 2018.
Three Months Ended September 30, 2019 and 2018
Revenues. Our revenues for the three months ended September 30, 2019 and 2018 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three Months Ended September 30,				% Change
	2019	%	2018	%	Actual	Constant Currency (1)
Americas:
Recurring revenues	$615,282	44%	$591,846	46%	4%	4%
Non-recurring revenues	29,993	2%	33,838	3%	(11)%	(11)%
	645,275	46%	625,684	49%	3%	3%
EMEA:
Recurring revenues	427,702	31%	370,651	29%	15%	21%
Non-recurring revenues	30,438	2%	26,104	2%	17%	22%
	458,140	33%	396,755	31%	15%	21%
Asia-Pacific:
Recurring revenues	276,352	20%	245,309	19%	13%	13%
Non-recurring revenues	17,043	1%	16,003	1%	6%	7%
	293,395	21%	261,312	20%	12%	13%
Total:
Recurring revenues	1,319,336	95%	1,207,806	94%	9%	11%
Non-recurring revenues	77,474	5%	75,945	6%	2%	4%
	$1,396,810	100%	$1,283,751	100%	9%	11%

(1)	As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.
Americas Revenues. Our Americas revenue growth was primarily due to (i) approximately $13.7 million of revenues generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, Dallas, Washington, D.C., Seattle, Silicon Valley, New York and Atlanta metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. For the three months ended September 30, 2019, the impact of foreign currency fluctuations on our Americas revenues was not significant when compared to average exchange rates of the three months ended September 30, 2018.
EMEA Revenues. Our EMEA revenue growth was primarily due to (i) approximately $29.4 million of revenues from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Madrid, Frankfurt, London, Sofia and Paris metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the three months ended September 30, 2019, foreign currency fluctuations resulted in approximately $20.7 million of unfavorable foreign currency impact to our EMEA revenues, primarily due to a generally stronger U.S. Dollar relative to the Euro and British Pound during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The foreign currency impact to EMEA revenues was offset by realized cash flow hedge gains.
Asia-Pacific Revenues. Our Asia-Pacific revenue growth was primarily due to (i) approximately $21.7 million of revenue generated from our recently-opened IBX data center expansions in the Hong Kong, Shanghai, Perth, Osaka and Singapore metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. For the three months ended September 30, 2019, the impact of foreign currency fluctuations on our Asia-Pacific revenues was not significant when compared to average exchange rates of the three months ended September 30, 2018.
Cost of Revenues. Our cost of revenues for the three months ended September 30, 2019 and 2018 were split among the following geographic regions (dollars in thousands):

	Three Months Ended September 30,				% Change
	2019	%	2018	%	Actual	Constant Currency
Americas	$286,274	41%	$281,582	43%	2%	2%
EMEA	253,715	36%	233,002	35%	9%	14%
Asia-Pacific	164,350	23%	145,725	22%	13%	13%
Total	$704,339	100%	$660,309	100%	7%	8%

	Three Months Ended September 30,
	2019	2018
Cost of revenues as a percentage of revenues:
Americas	44%	45%
EMEA	55%	59%
Asia-Pacific	56%	56%
Total	50%	51%
Americas Cost of Revenues. The increase in our Americas cost of revenues for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to (i) $6.1 million of higher utilities costs driven by IBX data center expansions, increased utility usage and utility price increases and (ii) $2.9 million of higher depreciation costs, partially offset by $5.8 million lower taxes, licenses and insurance expenses. For the three months ended September 30, 2019, the impact of foreign currency fluctuations on our Americas cost of revenues was not significant when compared to average exchange rates of the three months ended September 30, 2018. We expect Americas cost of revenues to increase as we continue to grow our business.
EMEA Cost of Revenues. The increase in our EMEA cost of revenues was primarily due to (i) $7.5 million of higher rent and facilities and utilities costs driven by IBX data center expansions, increased utility usage and utility price increases in Germany and the Netherlands and (ii) $3.2 million of higher costs of custom service orders to support our revenue growth from professional services. During the three months ended September 30, 2019, foreign currency fluctuations resulted in approximately $11.4 million of net favorable foreign currency impact to our EMEA cost of revenues primarily due to a generally stronger U.S. Dollar relative to the Euro and British Pound during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The foreign currency impact to EMEA cost of revenues was largely offset by realized cash flow hedge losses. We expect EMEA cost of revenues to increase as we continue to grow our business.
Asia-Pacific Cost of Revenues. The increase in our Asia-Pacific cost of revenues for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was primarily due to (i) $11.9 million of higher utilities, rent and facility costs, primarily driven by expansions, higher utility rates and increased utility usage in Hong Kong, Singapore and Japan and (ii) $7.1 million of higher depreciation expense primarily due to our IBX data center expansion activity. For the three months ended September 30, 2019, the impact of foreign currency fluctuations on our Asia-Pacific cost of revenues was not significant when compared to average exchange rates of the three months ended September 30, 2018. We expect our Asia-Pacific cost of revenues to increase as we continue to grow our business.
Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended September 30, 2019 and 2018 were split among the following geographic regions (dollars in thousands):

	Three Months Ended September 30,				% Change
	2019	%	2018	%	Actual	Constant Currency
Americas	$99,783	62%	$96,899	61%	3%	3%
EMEA	38,839	24%	37,594	24%	3%	8%
Asia-Pacific	22,952	14%	23,427	15%	(2)%	(1)%
Total	$161,574	100%	$157,920	100%	2%	3%

	Three Months Ended September 30,
	2019	2018
Sales and marketing expenses as a percentage of revenues:
Americas	15%	15%
EMEA	8%	9%
Asia-Pacific	8%	9%
Total	12%	12%
Americas Sales and Marketing Expenses. Our Americas sales and marketing expenses did not materially change during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. For the three months ended September 30, 2019, the impact of foreign currency fluctuations on our Americas sales and marketing expenses was not significant when compared to average exchange rates of the three months ended September 30, 2018. We anticipate that we will continue to invest in Americas sales and marketing initiatives and expect our Americas sales and marketing expenses to increase as we continue to grow our business.
EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expenses did not materially change during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. For the three months ended September 30, 2019, the impact of foreign currency fluctuations on our EMEA sales and marketing expenses was not significant when compared to average exchange rates of the three months ended September 30, 2018. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenues and expect our EMEA sales and marketing expenses to increase as we continue to grow our business.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expenses did not materially change during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. For the three months ended September 30, 2019, the impact of foreign currency fluctuations on our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the three months ended September 30, 2018. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives and expect our Asia-Pacific sales and marketing expenses to increase as we continue to grow our business.
General and Administrative Expenses. Our general and administrative expenses for the three months ended September 30, 2019 and 2018 were split among the following geographic regions (dollars in thousands):

	Three Months Ended September 30,				% Change
	2019	%	2018	%	Actual	Constant Currency
Americas	$169,336	70%	$140,938	68%	20%	20%
EMEA	49,870	21%	44,084	21%	13%	18%
Asia-Pacific	22,606	9%	21,880	11%	3%	2%
Total	$241,812	100%	$206,902	100%	17%	18%

	Three Months Ended September 30,
	2019	2018
General and administrative expenses as a percentage of revenues:
Americas	26%	23%
EMEA	11%	11%
Asia-Pacific	8%	8%
Total	17%	16%
Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $18.4 million of higher compensation costs, including salaries, bonuses, stock-based compensation, and headcount growth and (ii) $8.4 million of higher depreciation expense associated with the implementation of certain systems to support the integration and growth of our business. During the three months ended September 30, 2019, the impact of foreign currency fluctuations on our Americas general and administrative expenses was not significant when compared to average exchange rates for the three months ended September 30, 2018. Going forward, although we are carefully monitoring our spending, we expect our Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including investments in our back office systems.
EMEA General and Administrative Expenses. The increase in our EMEA general and administrative expenses was primarily due to an increase of $4.1 million in rent and facility costs and compensation costs, including salaries, bonuses and stock-based compensation. The impact of foreign currency fluctuations on our EMEA general and administrative expenses for the three months ended September 30, 2019 was not significant when compared to average exchange rates of the three months ended September 30, 2018. Going forward, although we are carefully monitoring our spending, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth.
Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The impact of foreign currency fluctuations on our Asia-Pacific general and administrative expenses for the three months ended September 30, 2019 was not significant when compared to average exchange rates of the three months ended September 30, 2018. Going forward, although we are carefully monitoring our spending, we expect our Asia-Pacific general and administrative expenses to increase as we continue to support our growth.
Transaction costs. During the three months ended September 30, 2019, we recorded transaction costs of $3.0 million, primarily related to costs incurred in connection with the formation of the Joint Venture in the EMEA region. During the three months ended September 30, 2018, we did not record a significant amount of transaction costs.
Impairment Charge. During the three months ended September 30, 2019 and 2018, we did not record a significant amount of impairment charges.
Gain on Asset Sales. During the three months ended September 30, 2019, we did not record a significant amount of gain on asset sales. During the three months ended September 30, 2018, we recorded a gain on asset sales of $6.0 million primarily relating to the sale of the Frankfurt 3 ("FR3") data center in the EMEA region.
Income from Operations. Our income from operations for the three months ended September 30, 2019 and 2018 was split among the following geographic regions (dollars in thousands):

	Three Months Ended September 30,				% Change
	2019	%	2018	%	Actual	Constant Currency
Americas	$88,494	31%	$106,536	40%	(17)%	(17)%
EMEA	113,771	40%	88,830	33%	28%	34%
Asia-Pacific	83,103	29%	70,387	27%	18%	19%
Total	$285,368	100%	$265,753	100%	7%	10%
Americas Income from Operations. The decrease in our Americas income from operations was primarily due to an increase in general and administrative expenses as a percentage of revenues, stemming from increased compensation costs and depreciation expenses, partially offset by an increase in revenue. The impact of foreign currency fluctuations on our Americas income from operations for the three months ended September 30, 2019 was not significant when compared to average exchange rates of the three months ended September 30, 2018.
EMEA Income from Operations. The increase in our EMEA income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity as well as lower cost of revenues as a percentage of revenues. During the three months ended September 30, 2019, foreign currency fluctuations resulted in approximately $5.7 million of net unfavorable foreign currency impact to our EMEA income from operations primarily due to a generally stronger U.S. Dollar relative to the Euro and British Pound during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
Asia-Pacific Income from Operations. The increase in our Asia-Pacific income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity, as described above, as well as lower sales and marketing expenses as a percentage of revenues. The impact of foreign currency fluctuations on our Asia-Pacific income from operations for the three months ended September 30, 2019 was not significant when compared to average exchange rates of the three months ended September 30, 2018.
Interest Income. Interest income was $8.2 million and $2.9 million, respectively, for the three months ended September 30, 2019 and 2018. The average annualized yield for the three months ended September 30, 2019 was 2.15% versus 1.24% for the three months ended September 30, 2018.
Interest Expense. Interest expense decreased to $118.7 million for the three months ended September 30, 2019 from $130.6 million for the three months ended September 30, 2018, primarily attributable to (i) the reduction in lease interest expense due to the conversion of certain build-to-suit leases to operating leases upon the adoption of ASC 842 and (ii) the utilization of cross-currency interest rate swaps beginning in the first quarter of 2019. During the three months ended September 30, 2019 and 2018, we capitalized $8.4 million and $6.2 million, respectively, of interest expense to construction in progress.
Other Income. We recorded net other income of $3.4 million and $3.7 million, respectively, for the three months ended September 30, 2019 and 2018, which was primarily due to foreign currency exchange gains and losses, net of the impact from derivative instruments used to manage foreign exchange risks.
Gain (Loss) on debt extinguishment. We did not record a significant amount of net gain or loss on debt extinguishment during the three months ended September 30, 2019 or 2018.
Income Taxes. We operate as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ended December 31, 2019 and 2018, respectively. As such, other than built-in-gains recognized and withholding taxes, as applicable, no provision for U.S. income taxes for the REIT and QRSs has been included in the accompanying condensed consolidated financial statements for the three months ended September 30, 2019 and 2018.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that may otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the three months ended September 30, 2019 and 2018.
For the three months ended September 30, 2019 and 2018, we recorded $57.8 million and $18.5 million of income tax expense, respectively. Our effective tax rates were 32.4% and 12.9% for the three months ended September 30, 2019 and 2018, respectively. The increase in effective tax rate for the three months ended September 30, 2019 as compared to the same period in 2018 is primarily due to a release of valuation allowance as a result of a legal entity reorganization in our Americas region during the three months ended September 30, 2018.

Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to income or loss from operations. Our adjusted EBITDA for the three months ended September 30, 2019 and 2018 was split among the following geographic regions (dollars in thousands):

	Three Months Ended September 30,				% Change
	2019	%	2018	%	Actual	Constant Currency
Americas	$306,656	46%	$296,003	48%	4%	4%
EMEA	212,518	31%	179,797	30%	18%	24%
Asia-Pacific	155,528	23%	136,726	22%	14%	14%
Total	$674,702	100%	$612,526	100%	10%	12%
Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above, partially offset by increased general and administrative costs. The impact of foreign currency fluctuations on our Americas adjusted EBITDA for the three months ended September 30, 2019 was not significant when compared to average exchange rates of the three months ended September 30, 2018.
EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above, as well as lower cost of revenues as a percentage of revenues. During the three months ended September 30, 2019, foreign currency fluctuations resulted in approximately $10.2 million of net unfavorable foreign currency impact to our EMEA adjusted EBITDA primarily due to a generally stronger U.S. Dollar relative to the Euro and British Pound during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
Asia-Pacific Adjusted EBITDA. The increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above. The impact of foreign currency fluctuations on our Asia-Pacific adjusted EBITDA for the three months ended September 30, 2019 was not significant when compared to average exchange rates of the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 and 2018
Revenues. Our revenues for the nine months ended September 30, 2019 and 2018 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Nine Months Ended September 30,				% Change
	2019	%	2018	%	Actual	Constant Currency (1)
Americas:
Recurring revenues	$1,836,398	44%	$1,756,725	47%	5%	5%
Non-recurring revenues	97,663	3%	89,861	2%	9%	9%
	1,934,061	47%	1,846,586	49%	5%	5%
EMEA:
Recurring revenues	1,245,020	30%	1,085,723	29%	15%	21%
Non-recurring revenues	97,635	2%	73,830	2%	32%	41%
	1,342,655	32%	1,159,553	31%	16%	23%
Asia-Pacific:
Recurring revenues	818,791	20%	703,736	19%	16%	19%
Non-recurring revenues	49,498	1%	51,696	1%	(4)%	(2)%
	868,289	21%	755,432	20%	15%	17%
Total:
Recurring revenues	3,900,209	94%	3,546,184	95%	10%	13%
Non-recurring revenues	244,796	6%	215,387	5%	14%	17%
	$4,145,005	100%	$3,761,571	100%	10%	13%

(1)	As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.
Americas Revenues. As compared to the nine months ended September 30, 2018, revenues for our Americas region for the nine months ended September 30, 2019 included approximately $10.6 million of incremental revenues from the Infomart Dallas Acquisition, which closed in April 2018. Excluding revenues attributable to the Infomart Dallas Acquisition, our Americas revenue growth was primarily due to (i) approximately $45.5 million of revenues generated from our recently-opened IBX data centers or IBX data center expansions in the Chicago, Dallas, Washington, D.C., Seattle, Silicon Valley, New York and Atlanta metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the nine months ended September 30, 2019, foreign currency fluctuations resulted in approximately $13.6 million of unfavorable foreign currency impact to our Americas revenues, primarily due to a generally stronger U.S. Dollar relative to the Brazilian Real during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
EMEA Revenues. Our EMEA revenue growth was primarily due to (i) approximately $82.2 million of revenues from our recently-opened IBX data centers or IBX data center expansions in the Amsterdam, Madrid, Frankfurt, London, Paris, Sofia, Helsinki and Stockholm metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the nine months ended September 30, 2019, foreign currency fluctuations resulted in approximately $80.1 million of unfavorable foreign currency impact to our EMEA revenues, primarily due to a generally stronger U.S. Dollar relative to the Euro, British Pound and Swedish Krona during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The foreign currency impact to EMEA revenues was partially offset by realized cash flow hedge gains.
Asia-Pacific Revenues. Revenues for our Asia-Pacific region for the nine months ended September 30, 2019 included approximately $16.6 million of incremental revenues from the Metronode Acquisition, which closed in April 2018. Excluding revenues attributable to the Metronode Acquisition, our Asia-Pacific revenue growth was primarily due to (i) approximately $60.1 million of revenue generated from our recently-opened IBX data center expansions in the Hong Kong, Shanghai, Osaka and Singapore metro areas and (ii) an increase in orders from both our existing customers and new customers during the period. During the nine months ended September 30, 2019, foreign currency fluctuations resulted in approximately $17.4 million of net unfavorable foreign currency impact to our Asia-Pacific revenues, primarily due to a generally stronger U.S. Dollar relative to the Australian Dollar and Singapore Dollar during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Cost of Revenues. Our cost of revenues for the nine months ended September 30, 2019 and 2018 were split among the following geographic regions (dollars in thousands):

	Nine Months Ended September 30,				% Change
	2019	%	2018	%	Actual	Constant Currency
Americas	$858,998	41%	$829,118	43%	4%	5%
EMEA	748,045	36%	685,473	35%	9%	16%
Asia-Pacific	477,505	23%	419,949	22%	14%	16%
Total	$2,084,548	100%	$1,934,540	100%	8%	11%

	Nine Months Ended September 30,
	2019	2018
Cost of revenues as a percentage of revenues:
Americas	44%	45%
EMEA	56%	59%
Asia-Pacific	55%	56%
Total	50%	51%
Americas Cost of Revenues. As compared to the nine months ended September 30, 2018, cost of revenues for our Americas region for the nine months ended September 30, 2019 included approximately $9.9 million incremental cost of revenues from the Infomart Dallas Acquisition. Excluding the impact from this acquisition, the increase in our Americas cost of revenues for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to (i) an increase of $10.0 million in utilities costs driven by IBX data center expansions, increased utility usage and utility price increases; (ii) $6.8 million of higher compensation costs, including salaries, bonuses, and stock-based compensation and (iii) an increase of $5.1 million in the cost of custom service orders to support our revenue growth from professional services. During the nine months ended September 30, 2019, foreign currency fluctuations resulted in approximately $8.2 million of favorable foreign currency impact to our Americas cost of revenues, primarily due to a generally stronger U.S. Dollar relative to the Brazilian Real during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. We expect our Americas cost of revenues to increase as we continue to grow our business.
EMEA Cost of Revenues. The increase in our EMEA cost of revenues was primarily due to (i) $23.5 million of higher utilities costs driven by IBX data center expansions, increased utility usage and utility price increases in Germany, the United Kingdom and the Netherlands; (ii) $18.0 million of higher costs of custom service orders to support our revenue growth from professional services and (iii) $3.0 million of higher compensation costs, including salaries, bonuses, stock-based compensation and headcount growth. The increase is also due to claims from subcontractors as a result of a general contractor bankruptcy. During the nine months ended September 30, 2019, foreign currency fluctuations on our EMEA cost of revenues resulted in approximately $44.2 million of net favorable foreign currency impact to our EMEA cost of revenues, primarily due to a generally stronger U.S. Dollar relative to the Euro, British Pound and Swedish Krona during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The foreign currency impact to EMEA cost of revenues was partially offset by realized cash flow hedge losses. We expect EMEA cost of revenues to increase as we continue to grow our business.
Asia-Pacific Cost of Revenues. Cost of revenues for our Asia-Pacific region for the nine months ended September 30, 2019 included approximately $11.2 million incremental cost of revenues from the Metronode Acquisition. Excluding the impact from the Metronode Acquisition, the increase in our Asia-Pacific cost of revenues for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily due to (i) $35.0 million of higher rent and facility costs and utilities costs, primarily driven by expansions and higher utility usage in Hong Kong, Singapore, Australia and Japan and (ii) $11.7 million of higher depreciation expense, primarily from IBX data center expansions in Singapore, Australia and Hong Kong. During the nine months ended September 30, 2019, foreign currency fluctuations resulted in approximately $8.3 million of net favorable foreign currency impact to our Asia-Pacific cost of revenues, primarily due to a generally stronger U.S. Dollar relative to the Australian Dollar and Singapore Dollar during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. We expect Asia-Pacific cost of revenues to increase as we continue to grow our business.

Sales and Marketing Expenses. Our sales and marketing expenses for the nine months ended September 30, 2019 and 2018 were split among the following geographic regions (dollars in thousands):

	Nine Months Ended September 30,				% Change
	2019	%	2018	%	Actual	Constant Currency
Americas	$302,417	62%	$291,416	62%	4%	4%
EMEA	119,752	24%	114,201	24%	5%	11%
Asia-Pacific	68,321	14%	66,281	14%	3%	5%
Total	$490,490	100%	$471,898	100%	4%	6%

	Nine Months Ended September 30,
	2019	2018
Sales and marketing expenses as a percentage of revenues:
Americas	16%	16%
EMEA	9%	10%
Asia-Pacific	8%	9%
Total	12%	13%
Americas Sales and Marketing Expenses. The increase in our Americas sales and marketing expenses for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to (i) $8.0 million of higher compensation costs, including sales compensation, salaries and stock-based compensation and headcount growth and (ii) $3.6 million of higher travel and entertainment expenses. For the nine months ended September 30, 2019, the impact of foreign currency fluctuations on our Americas sales and marketing expenses was not significant when compared to average exchange rates of the nine months ended September 30, 2018. We anticipate that we will continue to invest in Americas sales and marketing initiatives and expect our Americas sales and marketing expenses to increase as we continue to grow our business.
EMEA Sales and Marketing Expenses. The increase in our EMEA sales and marketing expenses for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to a $4.4 million increase in compensation costs, including sales compensation, salaries and stock-based compensation and headcount growth. For the nine months ended September 30, 2019, foreign currency fluctuations on our EMEA sales and marketing expenses resulted in approximately $6.6 million of net favorable foreign currency impact to our EMEA sales and marketing expenses primarily due to a generally stronger U.S. Dollar relative to the Euro and British Pound during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The foreign currency impact to EMEA sales and marketing expense was largely offset by realized cash flow hedge losses. Over the past several years, we have been investing in our EMEA sales and marketing initiatives to further increase our revenues and expect our EMEA sales and marketing expenses to continue to increase as we continue to grow our business.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expenses did not materially change during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. For the nine months ended September 30, 2019, the impact of foreign currency fluctuations on our Asia-Pacific sales and marketing expenses was not significant when compared to average exchange rates of the nine months ended September 30, 2018. Over the past several years, we have been investing in our Asia-Pacific sales and marketing initiatives and expect our Asia-Pacific sales and marketing expenses to continue to increase as we continue to grow our business.
General and Administrative Expenses. Our general and administrative expenses for the nine months ended September 30, 2019 and 2018 were split among the following geographic regions (dollars in thousands):

	Nine Months Ended September 30,				% Change
	2019	%	2018	%	Actual	Constant Currency
Americas	$477,471	69%	$417,627	67%	14%	15%
EMEA	143,297	21%	137,673	22%	4%	9%
Asia-Pacific	68,746	10%	65,248	11%	5%	7%
Total	$689,514	100%	$620,548	100%	11%	13%

	Nine Months Ended September 30,
	2019	2018
General and administrative expenses as a percentage of revenues:
Americas	25%	23%
EMEA	11%	12%
Asia-Pacific	8%	9%
Total	17%	16%
Americas General and Administrative Expenses. The increase in our Americas general and administrative expenses was primarily due to (i) $34.9 million of higher compensation costs, including salaries, bonuses, stock-based compensation, and headcount growth; (ii) $19.1 million of higher depreciation expense associated with the implementation of certain systems to support the integration and growth of our business and (iii) $6.1 million of higher consulting expenses in support of our business growth. During the nine months ended September 30, 2019, the impact of foreign currency fluctuations on our Americas general and administrative expenses was not significant when compared to average exchange rates for the nine months ended September 30, 2018. Going forward, although we are carefully monitoring our spending, we expect our Americas general and administrative expenses to increase as we continue to further scale our operations to support our growth, including investments in our back office systems.
EMEA General and Administrative Expenses. The increase in our EMEA general and administrative expenses was primarily due to an increase in rent and facility costs. For the nine months ended September 30, 2019, foreign currency fluctuations on our EMEA general and administrative expenses resulted in approximately $6.9 million of net favorable foreign currency impact to our EMEA general and administrative expenses primarily due to a generally stronger U.S. Dollar relative to the Euro and British Pound during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Going forward, although we are carefully monitoring our spending, we expect our EMEA general and administrative expenses to increase in future periods as we continue to scale our operations to support our growth.
Asia-Pacific General and Administrative Expenses. The increase in our Asia-Pacific general and administrative expenses was primarily due to an increase in compensation costs, including salaries, bonuses, stock-based compensation, and headcount growth. The impact of foreign currency fluctuations on our Asia-Pacific general and administrative expenses for the nine months ended September 30, 2019 was not significant when compared to average exchange rates of the nine months ended September 30, 2018. Going forward, although we are carefully monitoring our spending, we expect Asia-Pacific general and administrative expenses to increase as we continue to support our growth.
Transaction costs. During the nine months ended September 30, 2019, we recorded transaction costs totaling $8.2 million, primarily related to costs incurred in connection with the formation of the new Joint Venture in the EMEA region. During the nine months ended September 30, 2018, we recorded transaction costs totaling $33.9 million, primarily in the Asia-Pacific and Americas regions, due to our acquisitions of Metronode and Infomart Dallas.
Impairment Charge. During the nine months ended September 30, 2019, we recorded impairment charges of $16.0 million in the Americas region primarily as a result of the fair value adjustment for the New York 12 ("NY12") data center, which was classified as a held for sale asset. We did not have any impairment charges during the nine months ended September 30, 2018.
Gain on Asset Sales. During the nine months ended September 30, 2019, we did not record a significant amount of gain on asset sales. During the nine months ended September 30, 2018, we recorded a gain on asset sales of $6.0 million primarily relating to the sale of the Frankfurt 3 ("FR3") data center in the EMEA region.
Income from Operations. Our income from operations for the nine months ended September 30, 2019 and 2018 was split among the following geographic regions (dollars in thousands):

	Nine Months Ended September 30,				% Change
	2019	%	2018	%	Actual	Constant Currency
Americas	$277,700	32%	$295,983	42%	(6)%	(5)%
EMEA	325,333	38%	225,979	32%	44%	54%
Asia-Pacific	253,624	30%	184,704	26%	37%	41%
Total	$856,657	100%	$706,666	100%	21%	26%

Americas Income from Operations. The decrease in our Americas income from operations was primarily due to an increase in general and administrative expenses as a percentage of revenues, stemming from increased compensation costs and depreciation expenses, partially offset by an increase in revenue. The impact of foreign currency fluctuations on our Americas income from operations for the nine months ended September 30, 2019 was not significant when compared to average exchange rates of the nine months ended September 30, 2018.
EMEA Income from Operations. The increase in our EMEA income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above, as well as lower operating expenses as a percentage of revenues. Foreign currency fluctuations on our EMEA income from operations for the nine months ended September 30, 2019 resulted in approximately $22.4 million of net unfavorable foreign currency impact to our EMEA income from operations primarily due to a generally stronger U.S. Dollar relative to the Euro and British Pound during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Asia-Pacific Income from Operations. The increase in our Asia-Pacific income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity, acquisition and organic growth as described above, lower operating expenses as a percentage of revenues and lower transaction costs in the current period as compared to the prior year. Foreign currency fluctuations on our Asia-Pacific income from operations for the nine months ended September 30, 2019 resulted in approximately $6.9 million of net unfavorable foreign currency impact to our Asia-Pacific income from operations primarily due to a generally stronger U.S. Dollar relative to the Australian Dollar and Singapore Dollar during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Interest Income. Interest income was $20.2 million and $11.5 million, respectively, for the nine months ended September 30, 2019 and 2018. The average annualized yield for the nine months ended September 30, 2019 was 1.85% versus 1.12% for the nine months ended September 30, 2018.
Interest Expense. Interest expense decreased to $362.1 million for the nine months ended September 30, 2019 from $391.5 million for the nine months ended September 30, 2018, primarily attributable to (i) the reduction in lease interest expense due to the conversion of certain build-to-suit leases to operating leases upon the adoption of ASC 842 and (ii) the utilization of cross-currency interest rate swaps beginning in the first quarter of 2019. We capitalized $24.2 million and $13.0 million of interest expense to construction in progress for the nine months ended September 30, 2019 and 2018, respectively.
Other Income. We recorded net other income of $15.4 million and $9.5 million, respectively, for the nine months ended September 30, 2019 and September 30, 2018, which was primarily due to foreign currency exchange gains and losses, net of the impact from derivative instruments used to manage foreign exchange risks.
Gain (Loss) on debt extinguishment. During the nine months ended September 30, 2019, we did not record a significant amount of loss on debt extinguishment. During the nine months ended September 30, 2018, we recorded a $39.2 million loss on debt extinguishment primarily due to the extinguishment of financing obligations as a result of the Infomart Dallas Acquisition and the SK2 land and building purchase.
Income Taxes. We operate as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ended December 31, 2019 and 2018, respectively. As such, other than built-in-gains recognized and withholding taxes, as applicable, no provision for U.S. income taxes for the REIT and QRSs has been included in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2019 and 2018.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that may otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the nine months ended September 30, 2019 and 2018.
For the nine months ended September 30, 2019 and 2018, we recorded $147.7 million and $41.6 million of income tax expense, respectively. Our effective tax rates were 27.9% and 14.0%, respectively, for the nine months ended September 30, 2019 and 2018. The increase in the effective tax rate for the nine months ended September 30, 2019 as compared to the same period in 2018 is primarily due to a release of valuation allowance as a result of a legal entity reorganization in our Americas region during the nine months ended September 30, 2018.

Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to income or loss from operations. Our adjusted EBITDA for the nine months ended September 30, 2019 and 2018 was split among the following geographic regions (dollars in thousands):

	Nine Months Ended September 30,				% Change
	2019	%	2018	%	Actual	Constant Currency
Americas	$923,546	46%	$881,507	49%	5%	5%
EMEA	621,235	31%	516,790	29%	20%	28%
Asia-Pacific	467,086	23%	397,748	22%	17%	20%
Total	$2,011,867	100%	$1,796,045	100%	12%	15%
Americas Adjusted EBITDA. The increase in our Americas adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity, acquisition and organic growth as described above. During the nine months ended September 30, 2019, foreign currency fluctuations resulted in approximately $6.1 million of net unfavorable foreign currency impact to our Americas adjusted EBITDA primarily due to a generally stronger U.S. Dollar relative to the Brazilian Real during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
EMEA Adjusted EBITDA. The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above, as well as lower operating expenses as a percentage of revenues. During the nine months ended September 30, 2019, foreign currency fluctuations resulted in approximately $39.9 million of net unfavorable foreign currency impact to our EMEA adjusted EBITDA primarily due to a generally stronger U.S. Dollar relative to the Euro and British Pound during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Asia-Pacific Adjusted EBITDA. The increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity, acquisition and organic growth as described above and lower operating expenses as a percentage of revenues. During the nine months ended September 30, 2019, foreign currency fluctuations resulted in approximately $10.5 million of net unfavorable foreign currency impact to our Asia-Pacific adjusted EBITDA primarily due to a generally stronger U.S. Dollar relative to Australian Dollar and Singapore Dollar during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
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
In addition, in presenting adjusted EBITDA and AFFO, we exclude amortization expense related to acquired intangible assets. Amortization expense is significantly affected by the timing and magnitude of our acquisitions and these charges may vary in amount from period to period. We exclude amortization expense to facilitate a more meaningful evaluation of our current operating performance and comparisons to our prior periods. We exclude accretion expense, both as it relates to asset retirement obligations as well as accrued restructuring charge liabilities, as these expenses represent costs which we believe are not meaningful in evaluating our current operations. We exclude stock-based compensation expense, as it can vary significantly from period to period based on share price, the timing, size and nature of equity awards. As such, we, and many investors and analysts, exclude stock-based compensation expense to compare our operating results with those of other companies. We also exclude restructuring charges. The restructuring charges relate to our decisions to exit leases for excess space adjacent to several of our IBX data centers, which we did not intend to build out, or our decision to reverse such restructuring charges. We also exclude impairment charges related to certain long-lived assets. The impairment charges are related to expense recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets are not recoverable. We also exclude gain or loss on asset sales as it represents profit or loss that is not meaningful in evaluating the current or future operating performance. Finally, we exclude transaction costs from AFFO and adjusted EBITDA to allow more comparable comparisons of our financial results to our historical operations. The transaction costs relate to costs we incur in connection with business combinations and the formation of joint ventures, including advisory, legal, accounting, valuation, and other professional or consulting fees. Such charges generally are not relevant to assessing the long-term performance of the company. In addition, the frequency and amount of such charges vary significantly based on the size and timing of the transactions. Management believes items such as restructuring charges, impairment charges, gain or loss on asset sales and transaction costs are non-core transactions; however, these types of costs may occur in future periods.
Adjusted EBITDA
We define adjusted EBITDA as income or loss from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain on asset sales as presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income from operations	$285,368	$265,753	$856,657	$706,666
Depreciation, amortization, and accretion expense	321,746	306,318	957,001	921,611
Stock-based compensation expense	63,871	47,588	174,413	139,849
Transaction costs	2,991	(1,120)	8,236	33,932
Impairment charges	1,189	—	16,023	—
Gain on asset sales	(463)	(6,013)	(463)	(6,013)
Adjusted EBITDA	$674,702	$612,526	$2,011,867	$1,796,045
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
In presenting AFFO, we exclude certain items that we believe are not good indicators of our current or future operating performance. AFFO represents FFO excluding depreciation and amortization expense on non-real estate assets, accretion, stock-based compensation, restructuring charges, impairment charges, transaction costs, an installation revenue adjustment, a straight-line rent expense adjustment, a contract cost adjustment, amortization of deferred financing costs and debt discounts and premiums, gain (loss) on debt extinguishment, an income tax expense adjustment, recurring capital expenditures and adjustments for unconsolidated joint ventures' and noncontrolling interests' share of these items and net income (loss) from discontinued operations, net of tax. The adjustments for installation revenue, straight-line rent expense and contract costs are intended to isolate the cash activity included within the straight-lined or amortized results in the condensed consolidated statement of operations. We exclude the amortization of deferred financing costs and debt discounts and premiums as these expenses relate to the initial costs incurred in connection with debt financings that have no current or future cash obligations. We exclude gain (loss) on debt extinguishment since it generally represents the write-off of initial costs incurred in connection with debt financings or a cost that is incurred to reduce future interest costs and is not a good indicator of our current or future operating performance. We include an income tax expense adjustment, which represents the non-cash tax impact due to changes in valuation allowances, uncertain tax positions and deferred taxes that do not relate to current period's operations. We deduct recurring capital expenditures, which represent expenditures to extend the useful life of its IBX data centers or other assets that are required to support current revenues. We also exclude net income (loss) from discontinued operations, net of tax, which represents results that may not recur and are not a good indicator of our current future operating performance.
Our FFO and AFFO for the three and nine months ended September 30, 2019, and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$120,811	$124,825	$382,410	$255,337
Net loss attributable to non-controlling interests	39	—	45	—
Net income attributable to Equinix	120,850	124,825	382,455	255,337
Adjustments:
Real estate depreciation	209,903	220,017	624,655	663,901
(Gain) loss on disposition of real estate property	732	(4,812)	3,421	1,072
FFO attributable to common shareholders	$331,485	$340,030	$1,010,531	$920,310

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
FFO attributable to common shareholders	$331,485	$340,030	$1,010,531	$920,310
Adjustments:
Installation revenue adjustment	5,759	3,209	8,280	6,208
Straight-line rent expense adjustment	2,716	1,551	7,394	5,516
Contract cost adjustment	(10,179)	(5,271)	(29,305)	(13,010)
Amortization of deferred financing costs and debt discounts and premiums	3,196	3,148	9,429	10,609
Stock-based compensation expense	63,871	47,588	174,413	139,849
Non-real estate depreciation expense	63,151	33,917	182,049	103,281
Amortization expense	48,837	51,792	147,589	153,443
Accretion expense (adjustment)	(145)	592	2,708	986
Recurring capital expenditures	(47,404)	(55,382)	(105,077)	(132,819)
(Gain) loss on debt extinguishment	(315)	(1,492)	67	39,214
Transaction costs	2,991	(1,120)	8,236	33,932
Impairment charges	1,189	—	16,023	—
Income tax expense adjustment	7,592	(16,312)	26,174	(22,567)
AFFO attributable to common shareholders	$472,744	$402,250	$1,458,511	$1,244,952
Our AFFO results have improved due to the improved operating results discussed earlier in "Results of Operations," as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in "Overview."

Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. Dollar against major international currencies such as the Euro, British Pound, Japanese Yen, Singapore Dollar, Australian Dollar and Brazilian Real. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Our constant currency calculation does not take into consideration our existing hedging activities. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current and comparative prior period revenues and certain operating expenses from entities reporting in currencies other than the U.S. Dollar are converted into U.S. Dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the nine months ended September 30, 2018 are used as exchange rates for the nine months ended September 30, 2019 when comparing the nine months ended September 30, 2019 with the nine months ended September 30, 2018).
Liquidity and Capital Resources
As of September 30, 2019, our total indebtedness was comprised of debt and financing obligations totaling $10.9 billion consisting of (i) $8,198.1 million of principal from our senior notes, (ii) approximately $1,367.0 million from our finance lease liabilities, and (iii) $1,291.2 million of principal from our mortgage and loans payable (gross of debt issuance cost, debt discount, plus mortgage premium).
We believe we have sufficient cash, coupled with anticipated cash generated from operating activities and external financing sources, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, payment of regular dividends and completion of our publicly-announced expansion projects.
In March 2019, we issued and sold 2,985,575 shares of common stock in a public equity offering and received net proceeds of approximately $1,213.4 million, net of underwriting discounts, commissions and offering expenses. As of September 30, 2019, we had $1,422.0 million of cash, cash equivalents and short-term investments. In addition to our cash and investment portfolio, we have additional liquidity available to us from our $2.0 billion revolving facility and the 2018 ATM Program as described below.
As of September 30, 2019, we had 42 irrevocable letters of credit totaling $83.6 million issued and outstanding under the revolving facility. As a result, we had a total of approximately $1.9 billion of additional liquidity available to us under the revolving facility.
In December 2018, we launched the 2018 ATM Program to sell up to $750.0 million of common stock in at the market offerings. As of September 30, 2019, we sold 903,555 shares of common stock under the 2018 ATM program, for approximately $447.5 million, net of payment of commissions to sales agents and other offering expenses.
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

Sources and Uses of Cash

	Nine Months Ended September 30,
	2019	2018
	(dollars in thousands)
Net cash provided by operating activities	$1,463,058	$1,256,797
Net cash used in investing activities	(1,478,021)	(2,349,957)
Net cash provided by financing activities	820,609	571,807
Operating Activities. Cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary use of cash from our operating activities includes compensation and related costs, interest payments, other general corporate expenditures and taxes. Net cash provided by operating activities increased from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 primarily due to improved operating results offset by timing of customers' payments and increases in cash paid for cost of revenues, operating expenses and income taxes.
Investing Activities. The net cash used in investing activities for the nine months ended September 30, 2019 was primarily due to capital expenditures of $1,365.0 million as a result of our expansion activity, purchases of real estate of $64.3 million, the AM11 data center acquisition of $34.1 million, and purchases of certificates of deposit of $23.7 million, partially offset by proceeds from sales of investments of $8.9 million. The net cash used in investing activities for the nine months ended September 30, 2018 was primarily due to capital expenditures of $1,415.5 million as a result of our expansion activity, business acquisitions of approximately $829.2 million, primarily related to the acquisition of Metronode, purchase of certificates of deposits of $55.2 million, and purchases of real estate of $136.6 million, partially offset by proceeds from sales and maturities of investments of $74.4 million and proceeds from asset sales of $12.2 million.
We anticipate our IBX data center expansion construction activity will increase from our 2018 levels. If the opportunity to expand is greater than planned and we have sufficient funding to pursue such expansion opportunities, we may further increase the level of capital expenditure to support this growth as well as pursue additional business and real estate acquisitions or joint ventures.
Financing Activities. The net cash provided by financing activities for the nine months ended September 30, 2019 was primarily due to (i) the sale of 2,985,575 shares of common stock in a public equity offering for net proceeds of approximately $1,213.4 million; (ii) the sale of 903,555 shares of common stock under the 2018 ATM Program, for net proceeds of $447.5 million; and (iii) proceeds from the employee stock purchase plan of $52.0 million. The proceeds were partially offset by (i) dividend distributions of $625.8 million; (ii) the repayment of senior notes of $150.0 million; (iii) repayments of finance lease liabilities of $62.8 million and (iv) repayments of mortgage and loans payable of $53.8 million. The net cash provided by financing activities for the nine months ended September 30, 2018 was primarily due to (i) the issuance of €750.0 million 2.875% Euro Senior Notes due 2024, or approximately $929.9 million in U.S. Dollars, at the exchange rate in effect on March 14, 2018; (ii) borrowing of the JPY Term Loan of ¥47.5 billion, or approximately $424.7 million at the exchange rate effective on July 31, 2018; (iii) sale of 631,522 shares under the ATM Program, for net proceeds of $273.9 million and (iv) proceeds from employee awards of $50.1 million. The proceeds were partially offset by (i) dividend distributions of $554.7 million; (ii) repayments of capital lease and other financing obligations of $89.7 million; (iii) repayments of mortgage and loans payable of $429.5 million, primarily related to the prepayment of the remaining principal of our existing Japanese Yen Term Loan; (iv) payments of debt extinguishment costs of $20.6 million and (v) payments of debt issuance costs of $12.2 million.
Going forward, we expect that our financing activities will include repayment and refinancing of our existing debt and incremental financings needed to support expansion opportunities, additional acquisitions or joint ventures, and the payment of our regular cash dividends.

Contractual Obligations and Off-Balance-Sheet Arrangements
We lease a majority of our IBX data centers and certain equipment under long-term lease agreements. The following represents our debt maturities, financings, leases and other contractual commitments as of September 30, 2019 (in thousands):

	2019 (3 months remaining)	2020	2021	2022	2023	Thereafter	Total
Term loans and other loans payable (1)	$17,978	$70,980	$70,736	$1,126,563	$2,515	$2,419	$1,291,191
Senior notes (1)	150,000	300,000	150,000	750,000	1,000,000	5,848,050	8,198,050
Interest (2)	82,033	385,118	368,918	342,692	273,843	592,890	2,045,494
Finance leases (3)	39,309	168,410	168,192	168,745	169,689	1,752,663	2,467,008
Operating leases (3)	39,216	200,432	188,811	181,250	167,098	1,233,604	2,010,411
Other contractual commitments (4)	832,101	465,954	81,684	45,115	37,890	308,805	1,771,549
Asset retirement obligations (5)	4,134	2,599	4,078	11,910	5,679	73,331	101,731
	$1,164,771	$1,593,493	$1,032,419	$2,626,275	$1,656,714	$9,811,762	$17,885,434

(1)	Represents principal and unamortized mortgage premium only.

(2)
Represents interest on mortgage payable, loans payable, senior notes and term loans based on their respective interest rates as of September 30, 2019, as well as the credit facility fee for the revolving credit facility.

(3)	Represents lease payments under finance and operating lease arrangements, including renewal options that are certain to be exercised.

(4)	Represents off-balance sheet arrangements. Other contractual commitments are described below.

(5)	Represents liability, net of future accretion expense.
In connection with certain of our leases and other contracts requiring deposits, we entered into 42 irrevocable letters of credit totaling $83.6 million under the revolving credit facility. These letters of credit were provided in lieu of cash deposits. If beneficiaries of the letters of credit were to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the revolving credit facility. These contingent commitments are not reflected in the table above.
We had accrued liabilities related to uncertain tax positions totaling approximately $125.4 million as of September 30, 2019. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.
As of September 30, 2019, we were contractually committed for $817.6 million of unaccrued capital expenditures, primarily for IBX data center equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2019 and thereafter, is reflected in the table above as "other contractual commitments."
We had other non-capital purchase commitments in place as of September 30, 2019, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2019 and beyond. Such other purchase commitments as of September 30, 2019, which total $953.9 million, are also reflected in the table above as "other contractual commitments."
Additionally, we entered into lease agreements in various locations for total lease commitments of approximately $41.8 million, excluding potential lease renewals. These lease agreements will commence between fiscal years 2019 and 2020 with lease terms of 10 to 25 years, which are not reflected in the table above.
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
Market Risk
There have been no significant changes in our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the nine months ended September 30, 2019 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2018, other than factors discussed below.
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
We have entered into various foreign currency debt obligations. As of September 30, 2019, the total principal amount of foreign currency debt obligations was $4.2 billion, including $3.0 billion denominated in Euro, $568.6 million denominated in British Pound, $417.4 million denominated in Japanese Yen and $263.1 million denominated in Swedish Krona. As of September 30, 2019, we have designated $4.0 billion of the total principal amount of foreign currency debt obligations as net investment hedges against our net investments in foreign subsidiaries. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge are recorded as a component of other comprehensive income (loss) in the consolidated balance sheets. Fluctuations in the exchange rates between these foreign currencies and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the foreign currency debt obligations at maturity. If the U.S. Dollar would have been weaker or stronger by 10% in comparison to these foreign currencies as of September 30, 2019, we estimate our obligation to cash settle the principal of these foreign currency debt obligations in U.S. Dollars would have increased or decreased by approximately $471.9 million and $386.1 million, respectively.
In 2019, we also entered into cross-currency interest rate swaps where we receive a fixed amount of U.S. Dollars and pay a fixed amount of Euros, with a total notional amount of $750.0 million. The cross-currency interest rate swaps are designated as hedges of our net investment in European operations and changes in the fair value of these swaps are recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheet. If the U.S. Dollar weakened or strengthened by 10% in comparison to Euro, the amount recorded in accumulated other comprehensive income (loss) related to the cross-currency interest rate swaps would have been approximately $92.3 million lower or $75.5 million higher as of September 30, 2019.
The U.S. Dollar strengthened relative to certain of the currencies of the foreign countries in which we operate during the nine months ended September 30, 2019. This has impacted our condensed consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. Dollar will continue to impact us in future periods.
With the existing cash flow hedges in place, a hypothetical additional 10% strengthening of the U.S. Dollar for the nine months ended September 30, 2019 would have resulted in a reduction of our revenues and operating expenses including depreciation and amortization expense by approximately $116.2 million and $112.5 million, respectively.

With the existing cash flow hedges in place, a hypothetical additional 10% weakening of the U.S. Dollar for the nine months ended September 30, 2019 would have resulted in an increase of our revenues and operating expenses including depreciation and amortization expense by approximately $142.2 million and $138.6 million, respectively.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate 10% increase or decrease in current interest rates from their position as of September 30, 2019 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations. However, the interest expense associated with our senior credit facility and term loans that bear interest at variable rates could be affected. For every 100 basis point increase or decrease in interest rates, our annual interest expense could increase by approximately $10.9 million or decrease by approximately $4.3 million based on the total balance of our term loan borrowings as of September 30, 2019. As of September 30, 2019, we had not employed any interest rate derivative products to hedge our variable rate debt obligations. However, we may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.

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
(b) Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. While we implemented certain internal controls related to the adoption of ASC 842, Leases, to ensure we adequately evaluated our contracts and properly assessed the impact of the new lease accounting standard on our financial statements to facilitate the adoption effective January 1, 2019, we do not believe these have had a material effect on our internal control over financial reporting.
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
In March 2019, charges were brought by the Public Prosecutor in Milan, Italy against Equinix (Italia) S.r.l. and Eric Schwartz, at that time one of the directors of Equinix (Italia) S.r.l., following the discovery of levels of copper in ground water in excess of those permitted by law and alleged to have been released by Equinix into the water supply. We determined that the copper levels detected had been misinterpreted by the Public Prosecutor's office, which had multiplied the findings tenfold. On March 13, 2019, we asked for an initial extension to file our defense and requested that the charges against both Equinix and Mr. Schwartz be dropped on the grounds that the levels of copper found were in fact less than double the permitted amounts. The Public Prosecutor accepted that the number it originally used was incorrect, but did not agree to drop the charges and has requested a trial date. Our defense was filed April 15, 2019. It is expected that a trial date will shortly be set for some time in March 2020. An external consultancy is currently investigating on our behalf the source of the contamination. The maximum fine for Equinix relating to this matter is €350,000 and the maximum personal fine for Mr. Schwartz is €30,000, which together give the maximum exposure of €380,000.
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

The anticipated benefits of the Joint Venture with GIC may not be fully realized, or take longer to realize than expected.
On October 8, 2019, we formed a joint venture with GIC, Singapore's sovereign wealth fund, to develop and operate xScale™ data centers in Europe. We sold our London 10 and Paris 8 data centers and certain construction development and leases in London and Frankfurt to the Joint Venture. The data centers and facilities are now owned by wholly-owned subsidiaries of EMEA Hyperscale 1 C.V., a Dutch limited partnership of which Equinix owns a 20% interest and GIC owns an 80% interest. Equinix will operate the facilities.
We may not realize all of the anticipated benefits from the Joint Venture. The success of the Joint Venture will depend, in part, on the successful partnership between Equinix and GIC. Such partnership is subject to risks as outlined below. A failure to successfully partner, or a failure to realize our expectations for the Joint Venture, could materially impact our business, financial condition and results of operations.
Joint venture investments, such as our Joint Venture with GIC, could expose the company to risks and liabilities in connection with the formation of the new joint ventures, the operation of such joint ventures without sole decision-making authority, and our reliance on joint venture partners who may have economic and business interests that are inconsistent with the company's business interests.
We may, like our Joint Venture with GIC, co-invest with other third parties through partnerships, joint ventures or other entities in the future. These joint ventures could result in our acquisition of non-controlling interests in or shared responsibility for managing the affairs of a property or portfolio of properties, partnership, joint venture or other entity. We may be subject to additional risks, including:

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
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of September 30, 2019, our total indebtedness (gross of debt issuance cost, debt discount, and debt premium) was approximately $10.9 billion, our stockholders' equity was $8.8 billion and our cash, cash equivalents, and investments totaled $1.4 billion. In addition, as of September 30, 2019, we had approximately $1.9 billion of additional liquidity available to us from our $2.0 billion revolving credit facility. In addition to our substantial debt, we lease many of our IBX data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of September 30, 2019, we recorded operating lease liabilities of $1.5 billion, which represents our obligation to make lease payments under those lease arrangements.
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
Geo-political events, such as Brexit, the political unrest in Hong Kong, and the trade war between the U.S. and China, may increase the likelihood of the listed risks to occur. With respect to Brexit, it is possible that the level of economic activity in the United Kingdom and the rest of Europe will be adversely impacted and that we will face increased regulatory and legal complexities in these regions which could have an adverse impact on our business and employees in EMEA and could adversely affect our financial condition and results of operations. In addition, compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include the General Data Protection Regulation (GDPR) and other data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, economic and trade sanctions, U.S. laws such as the Foreign Corrupt Practices Act and local laws which also prohibit corrupt payments to governmental officials. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our offerings in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and operating results. Our success depends, in part, on our ability to anticipate and address these risks and manage these difficulties.
Economic and political uncertainty in developing markets could adversely affect our revenue and earnings.
We conduct business and are contemplating expansion in developing markets with economies and governments that tend to be more volatile than those in the U.S. and Western Europe. The risk of doing business in developing markets such as Brazil, China, Colombia, India, Indonesia, Mexico, Oman, Russia, Turkey, the United Arab Emirates and other economically volatile areas could adversely affect our operations and earnings. Such risks include the financial instability among customers in these regions, political instability, fraud or corruption and other non-economic factors such as irregular trade flows that need to be managed successfully with the help of the local governments. In addition, commercial laws in some developing countries can be vague, inconsistently administered and retroactively applied. If we are deemed to be not in compliance with applicable laws in developing countries where we conduct business, our prospects and business in those countries could be harmed, which could then have a material adverse impact on our results of operations and financial position. Our failure to successfully manage economic, political and other risks relating to doing business in developing countries and economically and politically volatile areas could adversely affect our business.
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
Construction projects are dependent on permitting from public agencies and utility companies. We are currently experiencing permitting delays in Amsterdam due to the temporarily halt on construction of data centers in the municipality due to pressure on power infrastructure and special planning. While we don't expect any negative impact for our business in Amsterdam, these types of delays related to permitting from public agencies and utility companies could occur in other markets and have an adverse effect on our growth.
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
Severe weather events, such as droughts, heat waves, fires, hurricanes, and flooding, pose a threat to our data centers and our customers' IT infrastructure through physical damage to facilities or equipment and power supply disruption. The frequency and intensity of severe weather events are reportedly increasing locally and regionally as part of broader climate changes. Global weather pattern changes may also pose long-term risks of physical impacts to our business.
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
Our IBX data centers are affected by problems accessing electricity sources, such as planned or unplanned power outages and limitations on transmission or distribution. Unplanned power outages, including, but not limited to those relating to large storms, earthquakes, fires and tsunamis, and planned power outages by public utilities such as those related to the recent Pacific Gas and Electric Company ("PG&E") planned outages in California, could harm our customers and our business. Our international operations are sometimes located outside of developed, reliable electricity markets, where we are exposed to some insecurity in supply associated with technical and regulatory problems, as well as transmission constraints. Some of our IBX data centers are located in leased buildings where, depending upon the lease requirements and number of tenants involved, we may or may not control some or all of the infrastructure including generators and fuel tanks. As a result, in the event of a power outage, we may be dependent upon the landlord, as well as the utility company, to restore the power. We attempt to limit our exposure to system downtime by using backup generators and alternative power supplies, but these measures may not always prevent downtime, which can adversely affect customer experience and revenues.
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
The security of our electricity supplies in California could be adversely affected by the actions of the court in the bankruptcy proceeding (the "Bankruptcy Court") filed on January 29, 2019, of PG&E, the public utility that serves the area in which some of our facilities are located. PG&E announced that it filed for bankruptcy to facilitate the resolution of liabilities in connection with the 2017 and 2018 Northern California wildfires. It is possible that, during its bankruptcy, PG&E may seek permission from the Bankruptcy Court to reject, i.e., breach, certain burdensome executory contracts, including high-priced power purchase agreements and other agreements under which PG&E procures electricity for distribution to customers like us. It is not certain that PG&E will be able to obtain such relief. Just before the bankruptcy filing, the Federal Energy Regulatory Commission ("FERC") ruled that its approval is required before PG&E may reject any FERC-jurisdictional wholesale power agreements. If PG&E seeks and is allowed to reject power agreements, it is difficult to predict the consequences of any such action for us but they could potentially include procuring electricity from more expensive sources, reducing the availability and reliability of electricity supplied to our facilities and relying on a larger percentage of electricity generated by fossil fuels, any of which could reduce supplies of electricity available to our operations or increase our costs of electricity.
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
As our customers evolve their IT strategies, we must remain flexible and evolve along with new technologies and industry and market shifts. Ineffective planning and execution in our cloud and product development strategies may cause difficulty in sustaining our competitive advantages.
We recently announced our Joint Venture with GIC and are also in discussions with a targeted set of hyperscale customers to develop capacity to serve their larger footprint needs by leveraging existing capacity and dedicated hyperscale builds. We have announced our intention to seek additional joint venture partners for certain of our hyperscale builds. There can be no assurances that our joint ventures will be successful or that we find additional partners or that we are able to successfully meet the needs of these customers.
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
Our most recent evaluation of our controls resulted in our conclusion that, as of December 31, 2018, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth, through, for example, the integration of recently acquired businesses, the adoption of new accounting principles and tax laws, and our overhaul of our back office systems that, for example, support the customer experience from initial quote to customer billing and our revenue recognition process, will require us to further develop our controls and reporting systems and implement or amend new or existing controls and reporting systems in those areas where the implementation and integration is still ongoing. All of these changes to our financial systems and the implementation and integration of acquisitions create an increased risk of deficiencies in our internal controls over financial reporting. If, in the future, our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.
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
We prepare our consolidated financial statements in conformity with U.S. GAAP. A change in these principles can have a significant effect on our reported financial position and financial results. In addition, the adoption of new or revised accounting principles may require us to make changes to our systems, processes and controls, which could require us to make costly changes to our operational processes and accounting systems upon or following the adoption of these standards. For example, we adopted the new lease accounting standard on January 1, 2019, which requires lessees to recognize right-of-use assets and right-of-use liabilities related to operating leases. As a result, we will record significant operating lease obligations on our balance sheet and make other changes in our financial statements, which will have a material effect on our financial statements. We are also implementing a new lease accounting tool, which may impact our accounting and reporting process. This, and other future changes to accounting rules, could have a material adverse effect on the reporting of our business, financial condition and results of operations. For additional information regarding the accounting standard updates, see the "Accounting Standards Not Yet Adopted" and "Accounting Standards Adopted" sections of Note 1 of the Notes to Condensed Consolidated Financial Statements in Item I of this Quarterly Report on Form 10-Q.
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
As of September 30, 2019, our retained earnings were $1.3 billion. Although we have generated net income for each fiscal year since 2008, except for the year ended December 31, 2014, we are currently investing heavily in our future growth through the build out of multiple additional IBX data centers, expansions of IBX data centers and acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as transaction costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover the additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
We paid quarterly distributions in March, June and September of 2019 and have declared a quarterly distribution to be paid on December 11, 2019. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the creation of reserves or required debt service or amortization payments.
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
The REIT provisions of the Code limit our ability to hedge assets, liabilities, revenues and expenses. Generally, income from hedging transactions that we enter into to manage risk of interest rate changes or fluctuations with respect to borrowings made or to be made by us to acquire or carry real estate assets and income from certain currency hedging transactions related to our non-U.S. operations, as well as income from qualifying counteracting hedges, do not constitute "gross income" for purposes of the REIT gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as nonqualifying income for purposes of the REIT gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through our TRSs, which we presently do. This increases the cost of our hedging activities because our TRSs are subject to tax on income or gains resulting from hedges entered into by them and may expose us to greater risks associated with changes in interest rates or exchange rates than we would otherwise want to bear. In addition, hedging losses in any of our TRSs may not provide any tax benefit, except for being carried forward for possible use against future income or gain in the TRSs. As a result, our financial performance, including our AFFO, may also fluctuate.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/15	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/15	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/15	2.3

2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	12/6/16	2.1

2.5	Amendment No. 1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	10-K	12/31/16	2.5

2.6	Amendment No.2 to the Transaction Agreement, dated April 30, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	5/1/17	2.1

2.7	Amendment No.3 to the Transaction Agreement, dated June 29, 2018, by and between Verizon Communications Inc. and Equinix, Inc.	10-Q	8/8/18	2.7

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/02	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/14/11	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/11/13	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/02	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	3/29/16	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture for the 2023 Notes dated March 5, 2013 between Equinix, Inc. and U.S. Bank National Association as trustee.	8-K	3/5/13	4.3

4.3	Form of 5.375% Senior Note due 2023 (see Exhibit 4.2).

4.4	Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/20/14	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
4.5	First Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/20/14	4.2

4.6	Form of 5.375% Senior Note due 2022 (see Exhibit 4.5).

4.7	Second Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/20/14	4.4

4.8	Form of 5.750% Senior Note due 2025 (see Exhibit 4.7).

4.9	Third Supplemental Indenture, dated as of December 4, 2015, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	12/04/15	4.2

4.10	Form of 5.875% Senior Note due 2026 (see Exhibit 4.9).

4.11	Fourth Supplemental Indenture, dated as of March 22, 2017 between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/22/17	4.2

4.12	Form of 5.375% Senior Notes due 2027 (see Exhibit 4.11).

4.13	Fifth Supplemental Indenture, dated as of September 20, 2017 among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent.	8-K	9/20/17	4.2

4.14	Form of 2.875% Senior Notes due 2025 (see Exhibit 4.13).

4.15	Indenture, dated as of December 12, 2017, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	12/05/17	4.1

4.16	Supplemental Indenture, dated as of December 12, 2017, among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent.	8-K	12/05/17	4.2

4.17	Form of 2.875% Senior Notes due 2026 (see Exhibit 4.16).

4.18	Second Supplemental Indenture, dated as of March 14, 2018, among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent.	8-K	03/14/18	4.2

4.19	Form of 2.875% Senior Notes due 2024 (see Exhibit 4.18).

4.20	Third Supplemental Indenture, dated as of April 2, 2018, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	04/03/18	4.2

4.21	Form of 5.00% Senior Notes due April 2019 (see Exhibit 4.20).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
4.22	Form of 5.00% Senior Notes due October 2019 (see Exhibit 4.20).

4.23	Form of 5.00% Senior Notes due April 2020 (see Exhibit 4.20).

4.24	Form of 5.00% Senior Notes due October 2020 (see Exhibit 4.20).

4.25	Form of 5.00% Senior Notes due April 2021 (see Exhibit 4.20).

4.26	Form of Registrant's Common Stock Certificate.	10-K	12/31/14	4.13

10.1**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.2**	2000 Equity Incentive Plan, as amended.	10-K	12/31/16	10.2

10.3**	2000 Director Option Plan, as amended.	10-K	12/31/16	10.3

10.4**	2001 Supplemental Stock Plan, as amended.	10-K	12/31/16	10.4

10.5**	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	10-Q	6/30/14	10.5

10.6**	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company	2/5/07	10.9

10.7**	Repatriation Agreement by and between Equinix, Inc. and Eric Schwartz dated June 5.	10-Q	6/30/19	10.17

10.8**	2017 Form of Revenue/AFFO Restricted Stock Unit Agreement for Executives.	10-Q	3/31/17	10.35

10.9**	2017 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/17	10.36

10.10**	2017 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/17	10.37

10.11**	2018 Form of Revenue/AFFO Restricted Stock Unit Agreement for Executives.	10-Q	3/31/18	10.31

10.12**	2018 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/18	10.32

10.13**	2018 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/18	10.33

10.14**	2019 Equinix, Inc. Annual Incentive Plan.	10-Q	3/31/19	10.28

10.15**	2019 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.	10-Q	3/31/19	10.29

10.16**	2019 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/19	10.30

10.17**	2019 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/19	10.31

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.18	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014.	10-Q	9/30/14	10.67

10.19	Share Purchase Agreement with Digital Realty Trust, L.P., relating to the sale and purchase of shares in TelecityGroup UK LON Limited, Telecity Netherlands AMS01 AMS04 BV, Equinix Real Estate (TCY AMS04) B.V. and TelecityGroup Germany Fra2 GmbH, dated May 14, 2016.	10-Q	6/30/16	10.55

10.20	Credit Agreement dated as of December 12, 2017 among Equinix, Inc. as Borrower, The Guarantors Parties (defined therein), Bank of America, N.A., as Administrative Agent, Lender and L/C issuer, Barclays Bank PLS, Goldman Sachs Bank USA, HSBC Securities (USA) Inc. ING Capital LLC, TD Securities (USA) LLC, and Wells Fargo Bank, National Association as Co-Documentation Agents, the Other Lenders Party (defined therein) and Bank of America, N.A., Citibank, N.A., JPMorgan Chase Bank, N.A., MUFG, and RBC Capital Markets as Joint Lead Arrangers and Joint Book Runners.	10-K	12/31/2017	10.40

10.21	Consent and First Amendment to Credit Agreement, dated as of June 28, 2018 by and among Equinix, Inc. as Borrower, the Guarantors (defined therein), the Lenders (as such term is defined in the Credit Agreement referred to therein), and BANK OF AMERICA, N.A., as Administrative Agent.	10-Q	8/8/2018	10.35

10.22	Second Amendment to Credit Agreement, dated as of July 26, 2018, by and between Equinix, Inc. as Borrower, the financial institutions defined therein, MUFG Bank, Ltd., as Technical Agent and Bank of America, N.A. as Administrative Agent, under that certain Credit Agreement dated December 12, 2017.	10-Q	8/8/2018	10.36

10.23	Third Amendment to Credit Agreement, dated as of April 26, 2019, by and among Equinix, Inc., Delaware corporation ("Equinix" or the "Borrower"), each "Lender" (as such term is defined in the Credit Agreement referred to therein) party hereto, and BANK OF AMERICA, N.A., as Administrative Agent, under that certain Credit Agreement dated December 12, 2017.	10-Q	6/30/2019	10.34

10.24**	Relocation Letter Agreement by and between Equinix, Inc. and Charles Meyers dated October 12, 2018.	10-K	2/22/2019	10.37

10.25**	Change in Control Severance Agreement between Equinix, Inc and Mike Campbell dated October 3, 2019.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.26**	Change in Control Severance Agreement between Equinix, Inc and Brandi Galvin Morandi dated October 3, 2019.				X

10.27**	Change in Control Severance Agreement between Equinix, Inc and Karl Strohmeyer dated October 3, 2019.				X

10.28**	Change in Control Severance Agreement between Equinix, Inc and Peter Van Camp dated October 3, 2019.				X

10.29**	Change in Control Severance Agreement between Equinix, Inc and Charles Meyers dated October 4, 2019.				X

10.30**	Change in Control Severance Agreement between Equinix, Inc and Eric Schwartz dated October 3, 2019.				X

10.31**	Change in Control Severance Agreement between Equinix, Inc and Keith Taylor dated October 3, 2019.				X

10.32**	Change in Control Severance Agreement between Equinix, Inc and Sara Baack dated October 3, 2019.				X

10.33**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Sara Baack dated October 3, 2019.				X

10.34**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Charles Meyers dated October 4, 2019.				X

10.35**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Eric Schwartz dated October 3, 2019.				X

10.36**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Keith Taylor dated October 3, 2019.				X

10.37**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Mike Campbell dated October 3, 2019.				X

10.38**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Brandi Galvin Morandi dated October 3, 2019.				X

10.39**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Karl Strohmeyer dated October 3, 2019.				X

10.40**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Peter Van Camp dated October 3, 2019.				X

21.1	Subsidiaries of Equinix, Inc.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

EQUINIX, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.
Date: November 1, 2019
	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.25**	Change in Control Severance Agreement between Equinix, Inc and Mike Campbell dated October 3, 2019.

10.26**	Change in Control Severance Agreement between Equinix, Inc and Brandi Galvin Morandi dated October 3, 2019.

10.27**	Change in Control Severance Agreement between Equinix, Inc and Karl Strohmeyer dated October 3, 2019.

10.28**	Change in Control Severance Agreement between Equinix, Inc and Peter Van Camp dated October 3, 2019.

10.29**	Change in Control Severance Agreement between Equinix, Inc and Charles Meyers dated October 4, 2019.

10.30**	Change in Control Severance Agreement between Equinix, Inc and Eric Schwartz dated October 3, 2019.

10.31**	Change in Control Severance Agreement between Equinix, Inc and Keith Taylor dated October 3, 2019.

10.32**	Change in Control Severance Agreement between Equinix, Inc and Sara Baack dated October 3, 2019.

10.33**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Sara Baack dated October 3, 2019.

10.34**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Charles Meyers dated October 4, 2019.

10.35**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Eric Schwartz dated October 3, 2019.

10.36**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Keith Taylor dated October 3, 2019.

10.37**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Mike Campbell dated October 3, 2019.

10.38**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Brandi Galvin Morandi dated October 3, 2019.

10.39**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Karl Strohmeyer dated October 3, 2019.

10.40**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Peter Van Camp dated October 3, 2019.

21.1	Subsidiaries of Equinix, Inc.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.