Form 10-K
period 2019-12-31
EQUINIX INC
filed 2020-02-21
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $42.8 billion. As of February 20, 2020, a total of 85,443,883 shares of the registrant's common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the registrant's definitive proxy statement to be issued in conjunction with the registrant's 2020 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2019. Except as expressly incorporated by reference, the registrant's proxy statement shall not be deemed to be a part of this report on Form 10-K.

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
Overview: Where Opportunity Connects
Equinix, Inc. connects enterprises and service providers directly to their customers and partners across the world's most interconnected data center and interconnection platform in the Americas, Asia-Pacific, and Europe, the Middle East and Africa ("EMEA"). Platform Equinix® combines a global footprint of state-of-the-art International Business Exchange™ ("IBX®") data centers, interconnection solutions, edge services, unique business and digital ecosystems, and expert consulting and support. Equinix was incorporated on June 22, 1998 as a Delaware corporation and operates as a real estate investment trust for federal income tax purposes ("REIT").
Al Avery and Jay Adelson founded Equinix as a vendor-neutral multi-tenant data center ("MTDC") provider where competing networks could connect and share data traffic to help scale the rapid growth of the early internet. The company’s name, Equinix (Equality, Neutrality and Internet Exchange), reflects that vision. The founders also believed they not only had the opportunity but also the responsibility to create a company that would be the steward of some of the most important digital infrastructure assets in the world. Two decades later, we have expanded upon that vision to build Platform Equinix, with unmatched scale and reach.
Our interconnected data centers around the world allow our customers to increase information and application delivery performance for users, and quickly deploy distributed IT infrastructures and access business and digital ecosystems, all while significantly reducing costs. The Equinix global platform and the quality of our IBX data centers, interconnection offerings and edge services have enabled us to establish a critical mass of customers. As more customers choose Platform Equinix, for bandwidth cost and performance reasons it benefits their suppliers and business partners to colocate in the same data centers and connect directly with each other. This adjacency creates a “network effect” that attracts new customers and enables our existing customers to capture further economic and performance benefits from our offerings.

In 2019, Equinix entered into a joint venture in the form of a limited liability partnership with GIC Private Limited, Singapore’s sovereign wealth fund (“GIC”) (the “Joint Venture”), to develop and operate xScale™ data centers in Europe to serve the needs of the growing hyperscale data center market, including the world's largest cloud service providers. xScale data centers are engineered to meet the technical and operational requirements and price points of core hyperscale workload deployments and also offer access to Equinix's comprehensive suite of interconnection and edge services. These services will tie into the hyperscale companies' existing access points at Equinix, thereby increasing the speed of connectivity to their existing and future enterprise customers. This will enable hyperscale companies to consolidate core and access point deployments into one global provider to streamline and simplify their rapid growth.
In 2019, Equinix opened ten new data centers, invested in two xScale data centers, added capacity in 22 markets and expanded the total number of IBX and xScale data center facilities to 210, including our acquisition of three data centers in Mexico from Axtel S.A.B. de C.V. in early 2020. 2019 and early 2020 highlights include:

•	Equinix formed the Joint Venture with GIC to develop and operate xScale data centers in Europe.

•	Data center expansions included five new IBX sites in the following metros: Seoul, Singapore, Sydney, Tokyo and Helsinki, with an additional new market entry announced in Muscat, Oman.

•	Equinix closed transactions that will broaden its Europe and Latin America markets:

•	One data center in Amsterdam acquired from Switch Datacenters (closed in April 2019), bringing Equinix's Amsterdam footprint to a total of eight Amsterdam facilities to serve European markets.

•	Three data centers in Mexico acquired from Axtel S.A.B. de C.V. on January 8, 2020, bringing Equinix’s Latin America footprint to ten data centers.

•
Equinix announced an agreement to acquire leading bare metal automation company Packet Host, Inc. on January 14, 2020. After the closing of this acquisition, which is expected in 2020, bare metal as a service will allow enterprises and services providers to avoid the capital expenditures and operational requirements of owning hardware by accessing bare metal servers on demand in Equinix’s global data centers.

In support of our growing business, we’ve added technology leaders to the Equinix team. In September 2019, Dr. Justin Dustzadeh joined us as Chief Technology Officer and, in October 2019 and January 2020, respectively, we expanded the expertise of the Equinix Board of Directors (now 11 members) with the appointment of Sandra Rivera of Intel Corporation and Adaire Fox-Martin of SAP.
Industry Trends: Taking Digital Business to the Edge
Digital transformation is changing where and how businesses deploy and deliver IT services to employees and is creating new digital business models for partners and customers. At the same time, macroeconomic, technology and regulatory trends are driving complexity and risk that must be addressed in multiple locations for companies to effectively compete in the global digital economy. These trends include:

•	Digital business transformation: Real-time interactions between people, things, locations, clouds and data require proximity and direct connections.

•
Urbanization: This is creating large, global population centers which require companies to locate digital services close to users to deliver great user experiences. These same concentrations of people provide an economy of scale which makes distributing applications, data, content and networking to serve these locations cost effective.

•
Cybersecurity: A cybersecurity breach is one of the most serious risks facing companies today, and many of the most serious breaches actually occur via a penetration of a company’s business partners’ networks. To protect against this, businesses need to distribute their security controls out to the edge where most traffic exchange is happening.

•	Data compliance: To meet new regulations, companies need to deploy data storage, analytics and clouds within the same jurisdiction, and then replicate this across multiple global locations.

•
Business ecosystems: Digital trade flows involve an increasing variety of customers, partners and employees. To enable this, companies deploy a digital presence in close physical proximity to an industry exchange point and then connect to it directly. In the aggregate, these form a business ecosystem. These ecosystems are expanding in depth and number.

These trends are accelerating the need for a secure, compliant and responsive global business platform that enables the private interconnection of people, locations, clouds, data and things in multiple locations to deliver real-time interactions and data exchange around the world.
As part of their digital transformation, businesses in most industries are shifting their centralized IT infrastructures to the edge to bring digital services closer to users for better performance, which has become a significant driver of digital business value. To realize the full potential of the edge, IT organizations require greater interconnection bandwidth. Interconnection bandwidth is defined as the total capacity provisioned to privately and directly exchanged traffic, with a diverse set of partners and providers, at distributed IT exchange points inside carrier-neutral colocation data centers. Private interconnection capacity between businesses, as reported in the third annual Global Interconnection Index ("GXI"), a market study published by Equinix, is anticipated to grow by 51% between 2018 and 2022, reaching 13,300+ terabits per second, which is double the projected peak of global internet traffic and could be more than 13 times the volume of global internet traffic, or 53 zettabytes annually.
Worldwide Interconnection Bandwidth Capacity Growth (2018 - 2022) in Terabits per Second (Tbps)
Source: GXI Volume 3
Equinix Business Proposition: Reach Everywhere, Connect Everyone, Integrate Everything
In 2019, we continued to build new data center, interconnection and edge services capabilities that will further our vision for the future of Platform Equinix, a future that will provide our customers with the ability to reach everywhere, connect with everyone and integrate everything on their digital transformation journey. Equinix offers a comprehensive, integrated suite of data center, interconnection and edge services and products to more than 9,700 enterprise and service provider customers worldwide.
The following are the leading revenue generating product and other offerings that collectively make up Platform Equinix:

Data Centers Solutions
Our global, state-of-the-art data centers meet strict standards of security, reliability, certification and sustainability. Offerings in these data centers are typically billed based on the space and power a customer consumes, are delivered under a fixed duration contract and generate monthly recurring revenue ("MRR").

•
IBX Data Centers - The more than 200 IBX vendor-neutral colocation data centers worldwide provide our customers with secure, reliable and robust environments that are necessary to aggregate and distribute information and connect digital and business ecosystems globally. IBX data centers provide access to vital ecosystems where enterprises, network, cloud and SaaS providers, and business partners directly and securely interconnect to each other.

•
xScale Data Centers - xScale data centers are designed to serve the unique core workload deployment needs of a targeted group of hyperscale companies, which include the world's largest cloud service providers. With xScale data centers, hyperscale customers add to their core hyperscale data center deployments and existing customer access points at Equinix, allowing streamlined expansion with a single global vendor.

Interconnection Solutions
Our interconnection solutions connect businesses directly, securely and dynamically within and between our data centers across our global platform. Our interconnection services are typically billed based on the outbound connections from a customer and generate MRR.

•
Cross Connects - Provide a point-to-point cable link between two customers in the same IBX data center. They deliver fast, convenient, affordable and highly reliable connectivity and data exchange with business partners and service providers within the Equinix ecosystem.

•
Equinix Cloud Exchange Fabric™ ("ECX Fabric™") - Directly, securely and dynamically connects distributed infrastructure and ecosystems across Equinix data centers globally using software-defined interconnection. Customers can establish data center-to-data center network connections on demand between any two ECX Fabric locations within a metro or globally and move information within a dense digital and business ecosystem.

•
Equinix Internet Exchange™ - Enables networks, content providers and large enterprises to exchange internet traffic through the largest global peering solution. Service providers can aggregate traffic to multiple counterparties, called peers, on one physical port and handle multiple small peers while moving high-traffic peers to private interconnections. This reduces latency for end-users when accessing content and applications.

Edge Services
Our edge services help businesses rapidly deploy as-a-service networking, security and hardware across our global data center footprint - as an alternative to buying, owning and managing the physical infrastructure. Our edge services are typically billed based on the number of instances and the capacity used by a customer and generate MRR.

•
Network Edge - Allows customers to modernize networks quickly, by deploying network functions virtualization ("NFV") from multiple vendors across Equinix metros. Companies can select, deploy and connect virtual network services at the edge quickly, with no additional hardware requirements.

•
Equinix SmartKey™ - Helps customers simplify data protection across any cloud architecture via a global SaaS-based, hardware security module management and cryptography service that provides on-premises and hybrid multicloud cloud encryption key management.

•
Bare Metal - Equinix’s announced acquisition of Packet on January 14, 2020, once completed, and our own organic bare metal service also in development, are expected to help enterprises more seamlessly deploy hybrid multicloud architectures on Platform Equinix. Enterprises and services providers will be able to avoid the capital expenditures and operational requirements of owning hardware by accessing bare metal servers on demand in Equinix’s global data centers.

Enablement Offerings
Equinix offers a number of remote support and professional services designed to speed and streamline digital transformation and data center deployments for its customers. These services are typically billed based on consumption and generate non-recurring revenue ("NRR").

•
Equinix Infrastructure Services - Combines Equinix data center expertise with the skills and scale of certified technology partners worldwide. Our colocation expertise helps customers achieve an efficient data center deployment design that optimizes space and enables easy service access.

•
Equinix Professional Services - Helps enterprises and service providers design and deploy IT solutions. Our global teams of network transformation, hybrid multicloud and digital edge solution experts help companies design and manage technology solutions which are deployed on our global platform.

Competition
While a large number of enterprises and service providers, such as hyperscale cloud service providers, own their own data centers, many others outsource some or all of their IT housing and interconnection requirements in third party facilities, such as those operated by Equinix.
Historically, that outsourcing market was served by large telecommunications carriers who bundled their products and services with their colocation offerings. The data center market landscape has evolved to include private and vendor-neutral MTDC providers, hyperscale cloud providers, managed infrastructure and application hosting providers, and systems integrators. It is estimated that Equinix is one of more than 1,200 companies that provide MTDC offerings around the world. The global MTDC market is highly fragmented. Each of these data center solutions providers can bundle various colocation, interconnection and network offerings and outsourced IT infrastructure solutions. We believe that this outsourcing trend is likely to accelerate in the coming years.
Equinix is differentiated in this market by being able to offer customers a global platform that reaches 26 countries and contains the industry’s largest and most active ecosystem of partners in our sites. This ecosystem creates a “network effect” which improves performance and lowers cost for our customers and is a significant source of competitive advantage for Equinix.
Customers and Partners
Equinix customers include telecommunications carriers, mobile and other network services providers, cloud and IT services providers, digital media and content providers, financial services companies, and global enterprise ecosystems in various industries. We provide each company access to a choice of business partners and solutions based on their colocation, interconnection and managed IT service needs, and delivered 99.9999% operational uptime across our global data centers in 2019. As of December 31, 2019, we had more than 9,700 customers worldwide. No one customer made up 10% or more of our total business revenues in the year ended December 31, 2019.
The following companies represent some of our leading customers and partners:
We serve our customers with a direct sales force and channel marketing program. We organize our sales force by customer type, as well as by establishing a sales presence in diverse geographic regions, which enables efficient servicing of the customer base from a network of regional offices. We also support our customers with a global customer care organization.

Employees, Community and Intellectual Property
As the leading global interconnection and data center company, Equinix is dedicated to powering, protecting and connecting the digital world and doing so in a sustainable and responsible way.  In 2015, we made a long-term commitment to achieve 100% clean and renewable energy across our global operations.  We have made substantial progress against this goal covering over 90% of our footprint worldwide with net-zero carbon emission renewable energy products.
As of December 31, 2019, Equinix had 8,378 employees worldwide with 3,672 based in the Americas, 2,941 based in EMEA and 1,765 based in Asia-Pacific. Of those employees, 3,904 employees were in engineering and operations, 1,521 employees were in sales and marketing and 2,953 employees were in management, finance and administration.
Equinix believes its culture is a key differentiator in its ability to attract, retain and motivate its employees. Core to its culture is a commitment to make sure Equinix is a place where everyone can confidently say, “I’m safe, I belong and I matter.” New and expanding programs such as our Diversity, Inclusion and Belonging initiative aim to empower every employee in our company.  For example, our Women Leaders Network of over 1,900 employees is driving visibility of women in our workforce and encouraging the emergence of new leaders worldwide.  Also, our Equinix Impact program continues to grow, enabling employees to give back to their communities with the support of Equinix, volunteering nearly 14,000 hours to local causes.
Equinix owns and maintains intellectual property in the form of trademarks, patents, application programming interfaces, customer portals and a variety of products and other offerings.
Our Business Segment Financial Information
We currently operate in three reportable segments comprised of our Americas, EMEA and Asia-Pacific geographic regions. Information attributable to each of our reportable segments is set forth in Note 17 within the Consolidated Financial Statements.
Available Information
We were incorporated in Delaware in June 1998. We are required to file reports under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission ("SEC"). The SEC maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements and other information.
You may also obtain copies of our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and any amendments to such reports, free of charge by visiting the Investor Relations page on our website, www.equinix.com. These reports are available as soon as reasonably practical after we file them with the SEC. Information contained on or accessible through our website is not part of this Annual Report on Form 10-K.

ITEM 1A.	Risk Factors
In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business:
Acquisitions present many risks, and we may not realize the financial or strategic goals that were contemplated at the time of any transaction.
Over the last several years, we have completed numerous acquisitions, including most recently that of Axtel S.A.B. de C.V. in Mexico on January 8, 2020. On January 14, 2020, we also announced an agreement to acquire Packet Host, Inc., a bare metal automation company. We cannot assure that we will consummate the acquisition of Packet or any future acquisition. We expect to make additional acquisitions in the future which may include (i) acquisitions of businesses, products, solutions or technologies that we believe to be complementary, (ii) acquisitions of new IBX data centers or real estate for development of new IBX data centers; or (iii) acquisitions through investments in local data center operators. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, including:

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

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows. If an acquisition does not proceed or is materially delayed for any reason, the price of our common stock may be adversely impacted, and we will not recognize the anticipated benefits of the acquisition.
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
On October 8, 2019, we entered into a joint venture with GIC, Singapore's sovereign wealth fund, to develop and operate xScale™ data centers in Europe. We sold our London 10 and Paris 8 data centers and certain construction development and leases in London and Frankfurt to the Joint Venture. The data centers and facilities are now owned by wholly-owned subsidiaries of EMEA Hyperscale 1 C.V., a Dutch limited partnership of which Equinix owns a 20% interest, GIC owns an 80% interest, and Equinix will operate the facilities.
We may not realize all of the anticipated benefits from the Joint Venture. The success of the Joint Venture will depend, in part, on the successful partnership between Equinix and GIC. Such a partnership is subject to risks as outlined below and more generally, to the same types of business risks as would impact our IBX data center business. A failure to successfully partner, or a failure to realize our expectations for the Joint Venture, could materially impact our business, financial condition and results of operations.
Joint venture investments, such as our Joint Venture with GIC, could expose us to risks and liabilities in connection with the formation of the new joint ventures, the operation of such joint ventures without sole decision-making authority, and our reliance on joint venture partners who may have economic and business interests that are inconsistent with our business interests.

In addition to our Joint Venture with GIC, we may co-invest with other third parties through partnerships, joint ventures or other entities in the future. These joint ventures could result in our acquisition of non-controlling interests in or shared responsibility for managing the affairs of a property or portfolio of properties, partnership, joint venture or other entity. We may be subject to additional risks, including:

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

•
our joint venture partners may take actions that are not within our control, which could require us to dispose of the joint venture asset, transfer it to a taxable REIT subsidiary ("TRS") in order for Equinix to maintain its qualification for taxation as a REIT, or purchase the partner's interests or assets at an above-market price;

•	our joint venture partners may take actions unrelated to our business agreement but which reflect poorly on Equinix because of our joint venture;

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
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of December 31, 2019, our total indebtedness (gross of debt issuance cost, debt discount, and debt premium) was approximately $11.9 billion, our stockholders' equity was $8.8 billion and our cash, cash equivalents, and investments totaled $1.9 billion. In addition, as of December 31, 2019, we had approximately $1.9 billion of additional liquidity available to us from our $2.0 billion revolving credit facility. In addition to our substantial debt, we lease many of our IBX data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of December 31, 2019, we recorded operating lease liabilities of $1.5 billion, which represents our obligation to make lease payments under those lease arrangements.
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
The phase out of the London Interbank Offered Rate (“LIBOR”), and uncertainty as to its replacement, may adversely affect our business.
On July 27, 2017, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR after 2021 after which time it can no longer guarantee its availability. Although alternative reference rates have been proposed, it is unknown at this point which of these alternative reference rates will attain market acceptance as replacements for LIBOR.
Certain term loan borrowings under our Senior Credit Facility bear interest at rates that are calculated based on LIBOR. In addition, certain of our agreements, including financing, customer, vendor, leasing, intercompany, derivative and joint venture agreements, also make reference to LIBOR. To prepare for the phase out of LIBOR, we may need to renegotiate the Senior Credit Facility and other agreements and may not be able to do so on terms that are favorable to us. It is also currently unknown what impact any contract modification will have on our financial statements. Further, the financial markets may be disrupted as a result of the phase out of LIBOR if banks fail to execute a smooth transition to an alternate rate.
Disruption in the financial markets or the inability to renegotiate our agreements to remove and replace LIBOR on favorable terms, or a negative impact from any contract modifications, could have an adverse effect on our business, financial position, and operating results.
Adverse global economic conditions and credit market uncertainty could adversely impact our business and financial condition.
Adverse global economic conditions and uncertain conditions in the credit markets have created, and in the future may create, uncertainty and unpredictability and add risk to our future outlook. An uncertain global economy could also result in churn in our customer base, reductions in revenues from our offerings, longer sales cycles, slower adoption of new technologies and increased price competition, adversely affecting our liquidity. Customers and vendors filing for bankruptcy can also lead to costly and time-intensive actions with adverse effects. The uncertain economic environment could also have an impact on our foreign exchange forward contracts if our counterparties' credit deteriorates or they are otherwise unable to perform their obligations. Finally, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.
If we cannot effectively manage our international operations, and successfully implement our international expansion plans, or comply with evolving laws and regulations, our revenues may not increase, and our business and results of operations would be harmed.
For the years ended December 31, 2019, 2018 and 2017, we recognized approximately 58%, 55% and 55%, respectively, of our revenues outside the U.S. We currently operate outside of the U.S. in Canada, Brazil, Colombia, Mexico, EMEA and Asia-Pacific.
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
Our international operations are generally subject to a number of additional risks, including:

•	the costs of customizing IBX data centers for foreign countries;

•	protectionist laws and business practices favoring local competition;

•	greater difficulty or delay in accounts receivable collection;

•	difficulties in staffing and managing foreign operations, including negotiating with foreign labor unions or workers' councils;

•	difficulties in managing across cultures and in foreign languages;

•	political and economic instability;

•	fluctuations in currency exchange rates;

•	difficulties in repatriating funds from certain countries;

•	our ability to obtain, transfer or maintain licenses required by governmental entities with respect to our business;

•	unexpected changes in regulatory, tax and political environments such as the United Kingdom's withdrawal from the European Union ("Brexit");

•	our ability to secure and maintain the necessary physical and telecommunications infrastructure;

•	compliance with anti-bribery and corruption laws;

•	compliance with economic and trade sanctions enforced by the Office of Foreign Assets Control of the U.S. Department of Treasury; and

•	compliance with evolving governmental regulation with which we have little experience.
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
We conduct business and are contemplating expansion in developing markets with economies and governments that tend to be more volatile than those in the U.S. and Western Europe. The risk of doing business in developing markets such as Brazil, China, Colombia, Indonesia, Mexico, Oman, Turkey, the United Arab Emirates and other economically volatile areas could adversely affect our operations and earnings. Such risks include the financial instability among customers in these regions, political instability, fraud or corruption and other non-economic factors such as irregular trade flows that need to be managed successfully with the help of the local governments. In addition, commercial laws in some developing countries can be vague, inconsistently administered and retroactively applied. If we are deemed to be not in compliance with applicable laws in developing countries where we conduct business, our prospects and business in those countries could be harmed, which could then have a material adverse impact on our results of operations and financial position. Our failure to successfully manage economic, political and other risks relating to doing business in developing countries and economically and politically volatile areas could adversely affect our business.
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

Our business may be adversely affected by the recent coronavirus outbreak.
In December 2019, a novel strain of coronavirus, referred to as 2019-nCoV, Covid-19 Coronavirus Epidemic, or Covid-19, was reported to have surfaced in Wuhan, China. Covid-19 has since spread to other regions in China and other countries, including jurisdictions in which we operate. We continue to monitor our operations and government recommendations and have made some modifications to our operations because of Covid-19. For example, we have implemented enhanced health and safety precautions in certain of our IBXs to reduce the risk of exposure and have requested that non-IBX datacenter employees in certain jurisdictions work from home and refrain from travel. The outbreak and any additional preventative or protective actions that we may take in response to this Covid-19 or any other global health threat or pandemic may result in business and/or operational disruption. Our customers’ businesses could be disrupted, and our revenues could be negatively affected. Additionally, global economic disrupters like the Covid-19 could negatively impact our supply chain and cause delays in the construction of our IBX datacenters which rely on materials, products and manufacturing from China. It may not be possible to find replacement products or supplies and ongoing delays could affect our business and growth. While it is too early to tell whether Covid-19 will have a material effect on our business over time, we are experiencing delays from certain vendors and suppliers who have been affected more directly by Covid-19 in China. The extent to which Covid-19 impacts our results will depend on many factors and future developments, including new information about Covid-19 and any new government regulations which may emerge to contain the virus, among others.
Sales or issuances of shares of our common stock may adversely affect the market price of our common stock.
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. We have established an "at-the-market" stock offering program (the "ATM Program") through which we may, from time to time, issue and sell shares of our common stock to or through sales agents up to established limits. By the end of 2019, we had $300.0 million of shares available for sale under our ATM Program. We may also seek authorization to sell additional shares of common stock under the ATM Program which could lead to additional dilution for our stockholders. Please see Note 12 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for sales of our common stock under the ATM Program to date.
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
We are a U.S. company with global subsidiaries and are subject to income and other taxes in the U.S. (although currently limited due to our taxation as a REIT) and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income and other taxes. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no certainty that additional taxes will not be due upon audit of our tax returns or as a result of changes to the tax laws and interpretations thereof. For example, we are currently undergoing audits and appealing the tentative assessments in a number of jurisdictions where we operate. The final results of these audits and the outcome of the appeals are uncertain and may not be resolved in our favor. Further, the nature and timing of any future changes to each jurisdiction's tax laws and the impact on our future tax liabilities cannot be predicted with any accuracy but could materially and adversely impact our results of operations and financial position or cash flows.
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
Any failure of our physical infrastructure or negative impact on our ability to provide our services, or damage to customer infrastructure within our IBX data centers, could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial results.
Our business depends on providing customers with highly reliable solutions. We must safehouse our customers' infrastructure and equipment located in our IBX data centers and ensure our IBX data centers and non-IBX offices remain operational at all times. We own certain of our IBX data centers, but others are leased by us, and we rely on the landlord for basic maintenance of our leased IBX data centers and office buildings. If such landlord has not maintained a leased property sufficiently, we may be forced into an early exit from the center which could be disruptive to our business. Furthermore, we continue to acquire IBX data centers not built by us. If we discover that these buildings and their infrastructure assets are not in the condition we expected when they were acquired, we may be required to incur substantial additional costs to repair or upgrade the centers.
Problems at one or more of our IBX data centers or corporate offices, whether or not within our control, could result in service interruptions or significant infrastructure or equipment damage. These could result from numerous factors, including:

•	human error;

•	equipment failure;

•	physical, electronic and cyber security breaches;

•	fire, earthquake, hurricane, flood, tornado and other natural disasters;

•	extreme temperatures;

•	water damage;

•	fiber cuts;

•	power loss;

•	terrorist acts;

•	sabotage and vandalism;

•	global pandemics or health emergencies, such as the coronavirus; and

•	failure of business partners who provide our resale products.
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
We are currently making significant investments in our back-office information technology systems and processes.  Difficulties from or disruptions to these efforts may interrupt our normal operations and adversely affect our business and operating results.
We have been investing heavily in our back-office information technology systems and processes for a number of years and expect such investment to continue for the foreseeable future in support of our pursuit of global, scalable solutions across all geographies and functions that we operate in.  These continuing investments include: 1) ongoing improvements to the customer experience from initial quote to customer billing and our revenue recognition process; 2) integration of recently-acquired operations onto our various information technology systems; and 3) implementation of new tools and technologies to either further streamline and automate processes, such as our procurement system, or to support our compliance with evolving U.S. GAAP, such as the new revenue accounting, derivatives and hedging and leasing standards.  As a result of our continued work on these projects, we may experience difficulties with our systems, management distraction and significant business disruptions. For example, difficulties with our systems may interrupt our ability to accept and deliver customer orders and may adversely impact our overall financial operations, including our accounts payable, accounts receivables, general ledger, fixed assets, revenue recognition, close processes, internal financial controls and our ability to otherwise run and track our business. We may need to expend significant attention, time and resources to correct problems or find alternative sources for performing these functions. All of these changes to our financial systems also create an increased risk of deficiencies in our internal controls over financial reporting until such systems are stabilized. Such significant investments in our back-office systems may take longer to complete and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and there is a risk of an impairment charge if we decide that portions of these projects will not ultimately benefit the company or are de-scoped. Finally, the collective impact of these changes to our business has placed significant demands on impacted employees across multiple functions, increasing the risk of errors and control deficiencies in our financial statements, distraction from the effective operation of our business and difficulty in attracting and retaining employees. Any such difficulties or disruptions may adversely affect our business and operating results.
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
In order to sustain our growth in certain of our existing and new markets, we may have to expand an existing data center, lease a new facility or acquire suitable land, with or without structures, to build new IBX data centers from the ground up. Expansions or new builds are currently underway, or being contemplated, in many of our markets. These construction projects expose us to many risks which could have an adverse effect on our operating results and financial condition. Some of the risks associated with these projects include:

•	construction delays;

•	lack of availability and delays for data center equipment, including items such as generators and switchgear;

•	unexpected budget changes;

•	increased prices for building supplies, raw materials and data center equipment;

•	labor availability, labor disputes and work stoppages with contractors, subcontractors and other third parties;

•	unanticipated environmental issues and geological problems;

•	delays related to permitting from public agencies and utility companies; and

•	delays in site readiness leading to our failure to meet commitments made to customers planning to expand into a new build.
Construction projects are dependent on permitting from public agencies and utility companies. We are currently experiencing permitting delays in Amsterdam due to the temporary halt on construction of data centers in the municipality due to pressure on power infrastructure and special planning. While we don't expect any negative impact for our business in Amsterdam, these types of delays related to permitting from public agencies and utility companies could occur in other markets and have an adverse effect on our growth.

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
We are subject to various federal, state, local and international environmental and health and safety laws and regulations, including those relating to the generation, storage, handling and disposal of hazardous substances and wastes. Certain of these laws and regulations also impose joint and several liability, without regard to fault, for investigation and cleanup costs on current and former owners and operators of real property and persons who have disposed of or released hazardous substances into the environment. Our operations involve the use of hazardous substances and materials such as petroleum fuel for emergency generators, as well as batteries, cleaning solutions and other materials. In addition, we lease, own or operate real property at which hazardous substances and regulated materials have been used in the past. At some of our locations, hazardous substances or regulated materials are known to be present in soil or groundwater, and there may be additional unknown hazardous substances or regulated materials present at sites we own, operate or lease. At some of our locations, there are land use restrictions in place relating to earlier environmental cleanups that do not materially limit our use of the sites. To the extent any hazardous substances or any other substance or material must be cleaned up or removed from our property, we may be responsible under applicable laws, permits or leases for the removal or cleanup of such substances or materials, the cost of which could be substantial.
We purchase significant amounts of electricity from generating facilities and utility companies that are subject to environmental laws, regulations and permit requirements. These environmental requirements are subject to material change, which could result in increases in our electricity suppliers' compliance costs that may be passed through to us. Regulations promulgated by the U.S. EPA could limit air emissions from coal-fired power plants, restrict discharges of cooling water, and otherwise impose new operational restraints on conventional power plants that could increase costs of electricity. Regulatory programs intended to promote increased generation of electricity from renewable sources may also increase our costs of procuring electricity. In addition, we are directly subject to environmental, health and safety laws regulating air emissions, storm water management and other issues arising in our business. For example, our emergency generators are subject to state and federal regulations governing air pollutants, which could limit the operation of those generators or require the installation of new pollution control technologies. While environmental regulations do not normally impose material costs upon our operations, unexpected events, equipment malfunctions, human error and changes in law or regulations, among other factors, can lead to additional capital requirements, limitations upon our operations and unexpected increased costs.
Regulation of greenhouse gas ("GHG") emissions could increase the cost of electricity by reducing amounts of electricity generated from fossil fuels, by requiring the use of more expensive generating methods or by imposing taxes or fees upon electricity generation or use. There has been interest in the U.S. Congress in addressing climate change expressed by a number of bills introduced in the current Congressional Session. Federal legislative proposals to address climate change include measures ranging from "carbon taxes," to tax credits, to federally imposed limitations on GHG emissions. The course of future legislation and regulation remains difficult to predict and the potential increased costs associated with GHG regulation or taxes cannot be estimated at this time.
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
Severe weather events, such as droughts, heat waves, fires, hurricanes, and flooding, pose a threat to our data centers and our customers' IT infrastructure through physical damage to facilities or equipment, power supply disruption, and long-term effects on the cost of electricity. The frequency and intensity of severe weather events are reportedly increasing locally and regionally as part of broader climate changes. Global weather pattern changes may also pose long-term risks of physical impacts to our business.
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
We face pressures from our customers and stockholders, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. To address these concerns, we pursue opportunities to improve energy efficiency and implement energy-saving retrofits. In addition, we have established a long-term goal of using 100% clean and renewable energy. As a result of these and other initiatives, we have made progress towards reducing our carbon footprint. It is possible, however, that our customers and investors might not be satisfied with our sustainability efforts or the speed of their adoption. If we do not meet our customers' or stockholders' expectations, our business and/or our share price could be harmed.
Concern about climate change in various jurisdictions may result in more stringent laws and regulatory requirements regarding emissions of carbon dioxide or other GHGs. As described above under "RISK FACTORS - Environmental regulations may impose upon us new or unexpected costs," restrictions on carbon dioxide or other GHG emissions could result in significant increases in operating or capital costs, including higher energy costs generally, and increased costs from carbon taxes, emission cap and trade programs and renewable portfolio standards that are imposed upon our electricity suppliers. These higher energy costs, and the cost of complying across our global platform, or of failing to comply with these and other climate change regulations, may have an adverse effect on our business and our results of operations.
Our business could be harmed by prolonged power outages, shortages or capacity constraints.
Our IBX data centers are affected by problems accessing electricity sources, such as planned or unplanned power outages and limitations on transmission or distribution. Unplanned power outages, including, but not limited to those relating to large storms, earthquakes, fires, tsunamis, cyberattacks and planned power outages by public utilities such as those related to Pacific Gas and Electric Company's ("PG&E") planned outages in California to minimize fire risks, could harm our customers and our business. Our international operations are sometimes located outside of developed, reliable electricity markets, where we are exposed to some insecurity in supply associated with technical and regulatory problems, as well as transmission constraints. Some of our IBX data centers are located in leased buildings where, depending upon the lease requirements and number of tenants involved, we may or may not control some or all of the infrastructure including generators and fuel tanks. As a result, in the event of a power outage, we may be dependent upon the landlord, as well as the utility company, to restore the power. We attempt to limit our exposure to system downtime by using backup generators and alternative power supplies, but these measures may not always prevent downtime, which can adversely affect customer experience and revenues.
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
The security of our electricity supplies in California could be adversely affected by the actions of the court in the bankruptcy proceeding (the "Bankruptcy Court") filed on January 29, 2019, of PG&E, the public utility that serves the area in which some of our facilities are located. PG&E announced that it filed for bankruptcy to facilitate the resolution of liabilities in connection with the 2017 and 2018 Northern California wildfires. On January 31, 2020, PG&E filed an amended proposed chapter 11 plan of reorganization (the “Plan”). If confirmed, the Plan will provide for the assumption (i.e., continuation) of all executory contracts not otherwise rejected (i.e., breached) during the pendency of the bankruptcy case, including high-priced power purchase agreements and other agreements under which PG&E procures electricity for distribution to customers like us. Until the Plan is confirmed by the Bankruptcy Court and becomes effective, there are no assurances that any or all executory contracts will be assumed. It is still possible that, during its bankruptcy, PG&E could seek permission from the Bankruptcy Court to reject certain burdensome executory contracts. It is not certain that PG&E will be able to obtain such relief. Just before the bankruptcy filing, the Federal Energy Regulatory Commission ("FERC") ruled that its approval is required before PG&E may reject any FERC-jurisdictional wholesale power agreements. The Bankruptcy Court disagreed with FERC, holding instead that FERC does not have concurrent jurisdiction, or any jurisdiction, over the determination of whether any rejection of a power purchase agreement should be authorized. FERC’s ruling and the Bankruptcy Court’s decision are on direct appeal to the United States Court of Appeals for the Ninth Circuit where they remain under review. If PG&E seeks and is ultimately allowed to reject power agreements, it is difficult to predict the consequences of any such action for us but they could potentially include procuring electricity from more expensive sources, reducing the availability and reliability of electricity supplied to our facilities and relying on a larger percentage of electricity generated by fossil fuels, any of which could reduce supplies of electricity available to our operations or increase our costs of electricity.
Any power outages, shortages or capacity constraints may have an adverse effect on our business and our results of operations.
If we are unable to implement our evolving organizational structure or if we are unable to recruit or retain key executives and qualified personnel, our business could be harmed.
In connection with the evolving needs of our customers and our business, we undertook a review of our organizational architecture and have made, and will continue to make, changes as a result of that review. There can be no assurances that the changes won't result in attrition, that the significant amount of management and other employees' time and focus to implement the changes won't divert attention from operating and growing the business, or that any changes will result in increased organizational effectiveness. We must also continue to identify, hire, train and retain key personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required for our company's growth. There is a shortage of qualified personnel in these fields, and we compete with other companies for the limited pool of talent.
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
If we cannot continue to develop, acquire, market and provide new offerings or enhancements to existing offerings that meet customer requirements and differentiate us from our customers, our operating results could suffer.
As our customers evolve their IT strategies, we must remain flexible and evolve along with new technologies and industry and market shifts. Ineffective planning and execution in our cloud and product development strategies may cause difficulty in sustaining our competitive advantages.
The process of developing and acquiring new offerings and enhancing existing offerings is complex. If we fail to anticipate customers’ evolving needs and expectations or do not adapt to technological and IT trends, our results of operations could suffer. In order to adapt effectively, we sometimes must make long-term investments, develop, acquire or obtain certain intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for the new offerings. If we misjudge customer needs in the future, our new offerings may not succeed, and our revenues and earnings may be harmed. Additionally, any delay in the development, acquisition, marketing or launch of a new offering could result in customer dissatisfaction or attrition. If we cannot continue adapting our products, or if our competitors can adapt their products more quickly than us, our business could be harmed.
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
We also recently announced an agreement to acquire Packet Host, Inc., a bare metal automation company which would facilitate a new product offering for Equinix. While we believe this new product offering will be desirable to our customers and will complement our other offerings on Platform Equinix, we cannot guarantee the success of this product or any other new product offering. Our company has not historically offered hardware solutions, and this would be a new market area for us which can bring challenges and could harm our business if not executed in the time or manner that we expect.
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
Our most recent evaluation of our controls resulted in our conclusion that, as of December 31, 2019, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth through, for example, the integration of recently acquired businesses, the adoption of new accounting principles and tax laws, and our overhaul of our back office systems that, for example, support the customer experience from initial quote to customer billing and our revenue recognition process, will require us to further develop our controls and reporting systems and implement or amend new or existing controls and reporting systems in those areas where the implementation and integration is still ongoing. All of these changes to our financial systems and the implementation and integration of acquisitions create an increased risk of deficiencies in our internal controls over financial reporting. If, in the future, our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.
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

•	the duration of the sales cycle for our offerings and our ability to ramp our newly-hired sales persons to full productivity within the time period we have forecasted;

•	additions and changes in product offerings and our ability to ramp up and integrate new products within the time period we have forecasted;

•	restructuring charges or reversals of restructuring charges, which may be necessary due to revised sublease assumptions, changes in strategy or otherwise;

•	acquisitions or dispositions we may make;

•	the financial condition and credit risk of our customers;

•	the provision of customer discounts and credits;

•	the mix of current and proposed products and offerings and the gross margins associated with our products and offerings;

•	the timing required for new and future IBX data centers to open or become fully utilized;

•	competition in the markets in which we operate;

•	conditions related to international operations;

•	increasing repair and maintenance expenses in connection with aging IBX data centers;

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
As of December 31, 2019, our retained earnings were $1.4 billion. Although we have generated net income for each fiscal year since 2008, except for the year ended December 31, 2014, we are currently investing heavily in our future growth through the build out of multiple additional IBX data centers, expansions of IBX data centers and acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as transaction costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover the additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
Our ability to maximize revenues depends on our ability to develop and grow a balanced customer base, consisting of a variety of companies, including enterprises, cloud, digital content and financial companies, and network service providers. We consider certain of these customers to be key magnets in that they draw in other customers. The more balanced the customer base within each IBX data center, the better we will be able to generate significant interconnection revenues, which in turn increases our overall revenues. Our ability to attract customers to our IBX data centers will depend on a variety of factors, including the presence of multiple carriers, the mix of our offerings, the overall mix of customers, the presence of key customers attracting business through vertical market ecosystems, the IBX data center's operating reliability and security and our ability to effectively market our offerings. However, some of our customers may face competitive pressures and may ultimately not be successful or may be consolidated through merger or acquisition. If these customers do not continue to use our IBX data centers it may be disruptive to our business. Finally, the uncertain global economic climate may harm our ability to attract and retain customers if customers slow spending, or delay decision-making on our offerings, or if customers begin to have difficulty paying us or seek bankruptcy protection and we experience increased churn in our customer base. Any of these factors may hinder the development, growth and retention of a balanced customer base and adversely affect our business, financial condition and results of operations.

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
Various laws and governmental regulations, both in the U.S. and abroad, governing internet-related services, related communications services and information technologies remain largely unsettled, even in areas where there has been some legislative action. For example, the Federal Communications Commission ("FCC") recently overturned network neutrality rules, which may result in material changes in the regulations and contribution regime affecting us and our customers. Furthermore, the U.S. Congress and state legislatures are reviewing and considering changes to the new FCC rules making the future of network neutrality and its impact on Equinix uncertain. There may also be forthcoming regulation in the U.S. in the areas of cybersecurity, data privacy and data security, any of which could impact Equinix and our customers. Similarly, data privacy regulations continue to evolve and must be addressed by Equinix as a global company.
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
We paid quarterly distributions in every quarter of 2019 and have declared a quarterly distribution to be paid on March 18, 2020. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the creation of reserves or required debt service or amortization payments.
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
To remain qualified for taxation as a REIT for U.S. federal income tax purposes, we must satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets and the amounts we distribute to our stockholders. For example, under the Code, no more than 20% of the value of the assets of a REIT may be represented by securities of one or more TRSs. Similar rules apply to other nonqualifying assets. These limitations may affect our ability to make large investments in other non-REIT qualifying operations or assets. In addition, in order to maintain our qualification for taxation as a REIT, we must distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. Even if we maintain our qualification for taxation as a REIT, we will be subject to U.S. federal income tax at regular corporate income tax rates for our undistributed REIT taxable income, as well as U.S. federal income tax at regular corporate income tax rates for income recognized by our TRSs; we also pay taxes in the foreign jurisdictions in which our international assets and operations are held and conducted regardless of our qualification for taxation as a REIT. Because of these distribution requirements, we will likely not be able to fund future capital needs and investments from operating cash flow. As such, compliance with REIT tests may hinder our ability to make certain attractive investments, including the purchase of significant nonqualifying assets and the material expansion of non-real estate activities.
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
Even if we remain qualified for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes, including taxes on any undistributed income, and state, local or foreign income, franchise, property and transfer taxes. In addition, we could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain our qualification for taxation as a REIT.
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
We will also be subject to a federal corporate level income tax at the highest regular corporate income tax rate (currently 21%) on gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as an asset that we or our qualified REIT subsidiaries ("QRSs") hold following the liquidation or other conversion of a former TRS). This 21% tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset, to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset.
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
In order for us to remain qualified for taxation as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year. In addition, rents from "affiliated tenants" will not qualify as qualifying REIT income if we own 10% or more by vote or value of the customer, whether directly or after application of attribution rules under the Code. Subject to certain exceptions, our certificate of incorporation prohibits any stockholder from owning, beneficially or constructively, more than (i) 9.8% in value of the outstanding shares of all classes or series of our capital stock or (ii) 9.8% in value or number, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. We refer to these restrictions collectively as the "ownership limits" and we included them in our certificate of incorporation to facilitate our compliance with REIT tax rules. The constructive ownership rules under the Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding common stock (or the outstanding shares of any class or series of our stock) by an individual or entity could cause that individual or entity or another individual or entity to own constructively in excess of the relevant ownership limits. Any attempt to own or transfer shares of our common stock or of any of our other capital stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void. Even though our certificate of incorporation contains the ownership limits, there can be no assurance that these provisions will be effective to prevent our qualification for taxation as a REIT from being jeopardized, including under the affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce the ownership limits. If the restrictions in our certificate of incorporation are not effective and, as a result, we fail to satisfy the REIT tax rules described above, then absent an applicable relief provision, we will fail to remain qualified for taxation as a REIT.
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
The following tables present the locations of our leased and owned IBX data centers and xScale data centers investments as of December 31, 2019, plus three IBX data centers in Mexico acquired from Axtel S.A.B. de C.V. on January 8, 2020.

AMERICAS
SEATTLE
TORONTO
BOSTON
CHICAGO
SILICON VALLEY
DENVER
NEW YORK
PHILADELPHIA
DALLAS
WASHINGTON, D.C.
CULPEPER, VA
ATLANTA
LOS ANGELES
HOUSTON
MONTERREY
MIAMI
MEXICO CITY
BOGOTÁ
SÃO PAULO
RIO DE JANEIRO
Equinix Location
Partner Data Center

AMERICAS
Metro	Leased (1)	Owned (1) (2)
Atlanta	●	●
Bogota		●
Boston	●	●
Chicago	●	●
Culpeper		●
Dallas	●	●
Washington DC/Ashburn	●	●
Denver	●	●
Houston		●
Los Angeles	●	●
Mexico City		●
Miami	●	●
Monterrey	●
New York	●	●
Philadelphia	●
Rio de Janeiro	●	●
Sao Paulo	●	●
Seattle	●	●
Silicon Valley	●	●
Toronto	●	●

EMEA
Metro	Leased (1)	Owned (1) (2)
Abu Dhabi	●
Amsterdam	●	●
Barcelona	●
Dubai	●
Dublin	●	●
Dusseldorf		●
East Netherlands	●
Frankfurt	●	●
Geneva	●
Helsinki	●	●
Istanbul		●
Lisbon		●
London	●	●
Madrid	●
Manchester	●
Milan	●	●
Munich	●
Paris	●	●
Seville	●
Sofia		●
Stockholm	●	●
Warsaw	●
Zurich	●	●

Asia-Pacific
Metro	Leased (1)	Owned (1) (2)
Adelaide		●
Brisbane		●
Canberra		●
Hong Kong	●
Melbourne		●
Osaka	●
Perth		●
Seoul	●
Singapore	●
Shanghai	●	●
Sydney	●	●
Tokyo	●	●
Jakarta (unconsolidated)	●

(1)	"●" denotes locations with one or more data centers.

(2)	Owned sites include IBX data centers subject to long-term ground leases.
The following table presents an overview of our portfolio of IBX data centers as of December 31, 2019:

	# of IBXs (1)	Total Cabinet Capacity (2)	Cabinets Billed	Cabinet Utilization % (3)	MRR per Cabinet (4)
Americas	86	110,900	85,000	77%	$2,384
EMEA	73	120,300	101,200	84%	1,456
Asia-Pacific	45	65,800	49,600	75%	1,824
Total	204	297,000	235,800

(1)	Excludes three data centers held by unconsolidated entities (i.e. two xScale data centers and the JK1 IBX data center) and three Mexico data centers acquired in January 2020.

(2)	Cabinets represent a specific amount of space within an IBX data center. Customers can combine and use multiple adjacent cabinets within an IBX data center, depending on their space requirements.

(3)	The cabinet utilization rate represents the percentage of cabinet space billed versus total cabinet capacity, taking into consideration power limitations.

(4)
MRR per cabinet represents average monthly recurring revenue recognized divided by the average number of cabinets billing during the fourth quarter of the year. Americas MRR per cabinet excludes Brazil, Colombia and Infomart non-IBX tenant income and Asia-Pacific MRR per Cabinet excludes Bit-isle MIS.

The following table presents a summary of our significant IBX data center expansion projects under construction as of December 31, 2019:

Property	Property Location	Target Open Date	Sellable Cabinets	Total Capex (in Millions) (1)
Americas:
BO2 phase II	Boston	Q2 2020	550	$32
CH3 phase VI	Chicago	Q2 2020	1,225	31
DA11 phase I	Dallas	Q2 2020	1,975	138
DC15 phase I	Washington D.C.	Q2 2020	1,600	111
SP4 phase III	São Paulo	Q2 2020	1,025	59
TR2 phase III	Toronto	Q2 2020	725	21
DC21 phase I	Washington D.C.	Q4 2020	925	95
SP3 phase III	São Paulo	Q4 2020	1,050	25
LA7 phase II	Los Angeles	Q2 2021	750	54
SV11 phase I	Silicon Valley	Q2 2021	1,450	142
SP5x phase I	São Paulo	Q1 2022	500	52
			11,775	760
EMEA:
AM4 phase III	Amsterdam	Q1 2020	975	26
HH1 phase I	Hamburg	Q1 2020	375	27
WA3 phase I	Warsaw	Q1 2020	550	34
ZH5 phase III	Zurich	Q1 2020	475	91
AM7 phase II-B	Amsterdam	Q2 2020	475	6
MC1 phase I	Muscat	Q2 2020	250	28
FR5 phase IV	Frankfurt	Q2 2020	350	25
PA2 phase IV	Paris	Q3 2020	250	8
HE7 phase II	Helsinki	Q4 2020	600	28
ML5 phase I	Milan	Q4 2020	500	48
PA9x phase I	Paris	Q4 2020	1,200	112
AM7 phase III	Amsterdam	Q1 2021	1,425	63
LD7 phase II	London	Q1 2021	875	30
LD11x phase I	London	Q1 2021	1,450	135
FR9x phase I	Frankfurt	Q1 2021	1,325	121
MU4 phase I	Munich	Q3 2021	825	69
			11,900	851
Asia-Pacific:
HK4 phase III	Hong Kong	Q2 2020	1,000	47
SG5 phase I	Singapore	Q3 2020	1,300	144
TY12x phase I	Tokyo	Q4 2020	950	147
TY11 phase II	Tokyo	Q1 2021	1,225	58
OS2x phase I	Osaka	Q4 2021	1,350	156
			5,825	552
Total			29,500	$2,163

(1)	Capital expenditures are approximate and may change based on final construction details.

ITEM 3.	Legal Proceedings
The following is a description of reportable legal proceedings, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment.
In March 2019, charges were brought by the Public Prosecutor in Milan, Italy against Equinix (Italia) S.r.l. and Eric Schwartz, at that time one of the directors of Equinix (Italia) S.r.l., following the discovery of levels of copper in ground water in excess of those permitted by law and alleged to have been released by Equinix into the water supply. We determined that the copper levels detected had been misinterpreted by the Public Prosecutor's office, which had multiplied the findings tenfold. On March 13, 2019, we asked for an initial extension to file our defense and requested that the charges against both Equinix and Mr. Schwartz be dropped on the grounds that the levels of copper found were in fact less than double the permitted amounts. The Public Prosecutor accepted that the number it originally used was incorrect, but did not agree to drop the charges and has requested a trial date. Our defense was filed April 15, 2019. A trial date has been set for March 6, 2020. The maximum fine for Equinix relating to this matter is €350,000 and the maximum personal fine for Mr. Schwartz is €30,000, which together give the maximum exposure of €380,000.
We have recently adopted a formal compliance program pursuant to Italian Legislative Decree No. 231/2001 ("Decree 231"), which we expect will reduce our exposure to fines and penalties in a Court verdict by 50%. After adoption of Decree 231, the exposure for Equinix would be effectively reduced to €175,000, giving a new maximum exposure of €205,000.
While it is not possible to accurately predict the final outcome of this pending Court proceeding, if it is decided adversely to Equinix, we expect there would be no material effect on our consolidated financial position. Nevertheless, this proceeding is reported pursuant to Securities and Exchange Commission regulations.

ITEM 4.	Mine Safety Disclosure
Not applicable.

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is quoted on the NASDAQ Global Select Market under the symbol of "EQIX." Our common stock began trading in August 2000. As of January 31, 2020, we had 85,353,616 shares of our common stock outstanding held by approximately 303 registered holders. During the years ended December 31, 2019 and 2018, we did not issue or sell any securities on an unregistered basis.
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on Equinix's common stock between December 31, 2014 and December 31, 2019 with the cumulative total return of:

•	the S&P 500 Index;

•	the NASDAQ Composite Index; and

•	the FTSE NAREIT All REITs Index.
The graph assumes the investment of $100.00 on December 31, 2014 in Equinix's common stock and in each index, and assumes the reinvestment of dividends, if any.
Equinix cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of Equinix's common stock.
Notwithstanding anything to the contrary set forth in any of Equinix's previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this Annual Report on Form 10-K or future filings made by Equinix under those statutes, the stock performance graph shall not be deemed filed with the Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by Equinix under those statutes.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

ITEM 6.	Selected Financial Data
The following consolidated statement of operations data for the five years ended December 31, 2019 and the consolidated balance sheet data as of December 31, 2019, 2018, 2017, 2016, and 2015 have been derived from our audited consolidated financial statements and the related notes. Our historical results are not necessarily indicative of the results to be expected for future periods. The following selected consolidated financial data for the five years ended December 31, 2019 and as of December 31, 2019, 2018, 2017, 2016, and 2015, should be read in conjunction with our audited consolidated financial statements and the related notes in Item 8 of this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K. We completed acquisitions of Switch Datacenters' AMS1 data center business in Amsterdam, Netherlands in April 2019, Metronode and Infomart Dallas in April, 2018, the Zenium data center business in Istanbul and Itconic in October 2017, certain colocation business from Verizon in May 2017, IO UK's data center operating business in Slough, United Kingdom in February 2017 (the "IO Acquisition), certain Paris IBX data centers in August 2016 (the "Paris IBX Data Center Acquisition"), Telecity Group plc in January 2016, Bit-isle in November 2015 and Nimbo Technologies Inc. ("Nimbo") in January 2015. In October 2019, we sold our London 10 and Paris 8 data centers, as well as certain data center facilities in Europe to the Joint Venture. In addition, we sold our New York 12 data center in October 2019, solar power assets of Bit-isle in November 2016 and eight of our IBX data centers located in the U.K., the Netherlands and Germany in July 2016. For further information on our acquisitions and divestitures during the three years ended December 31, 2019, see Note 3 and Note 5 within the Consolidated Financial Statements.
On January 1, 2019 and 2018, we adopted Topic 842, Leases, and Topic 606, Revenue from Contracts with Customers, respectively. The consolidated statement of operations is presented under the new accounting standards from the periods when accounting standards were adopted, while the prior period financial statements have not been restated and continue to be reported under accounting standards in effect for those periods. See Note 1 within the Consolidated Financial Statements for further discussion.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands, except per share data)
Revenues	$5,562,140	$5,071,654	$4,368,428	$3,611,989	$2,725,867
Costs and operating expenses:
Cost of revenues	2,810,184	2,605,475	2,193,149	1,820,870	1,291,506
Sales and marketing	651,046	633,702	581,724	438,742	332,012
General and administrative	935,018	826,694	745,906	694,561	493,284
Transaction costs	24,781	34,413	38,635	64,195	41,723
Impairment charges	15,790	—	—	7,698	—
Gain on asset sales	(44,310)	(6,013)	—	(32,816)	—
Total costs and operating expenses	4,392,509	4,094,271	3,559,414	2,993,250	2,158,525
Income from operations	1,169,631	977,383	809,014	618,739	567,342
Interest income	27,697	14,482	13,075	3,476	3,581
Interest expense	(479,684)	(521,494)	(478,698)	(392,156)	(299,055)
Other income (expense)	27,778	14,044	9,213	(57,924)	(60,581)
Loss on debt extinguishment	(52,825)	(51,377)	(65,772)	(12,276)	(289)
Income from continuing operations before income taxes	692,597	433,038	286,832	159,859	210,998
Income tax expense	(185,352)	(67,679)	(53,850)	(45,451)	(23,224)
Net income from continuing operations	507,245	365,359	232,982	114,408	187,774
Net income from discontinued operations, net of tax	—	—	—	12,392	—
Net income	507,245	365,359	232,982	126,800	187,774
Net loss attributable to non-controlling interest	205	—	—	—	—
Net income attributable to Equinix	$507,450	$365,359	$232,982	$126,800	$187,774

Earnings per share ("EPS") attributable to Equinix:
Basic EPS from continuing operations	$6.03	$4.58	$3.03	$1.63	$3.25
Basic EPS from discontinued operations	—	—	—	0.18	—
Basic EPS	$6.03	$4.58	$3.03	$1.81	$3.25
Weighted-average shares for basic EPS	84,140	79,779	76,854	70,117	57,790
Diluted EPS from continuing operations	$5.99	$4.56	$3.00	$1.62	$3.21
Diluted EPS from discontinued operations	—	—	—	0.17	—
Diluted EPS	$5.99	$4.56	$3.00	$1.79	$3.21
Weighted-average shares for diluted EPS	84,679	80,197	77,535	70,816	58,483
Dividends per share (1)	$9.84	$9.12	$8.00	$7.00	$17.71

(1) During the year ended December 31, 2015, we paid $10.95 per share of special distribution and $6.76 per share of quarterly cash dividend.

	As of December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:	(in thousands)
Cash, cash equivalents and short-term and long-term investments	$1,879,939	$610,706	$1,450,031	$761,927	$2,246,297
Accounts receivable, net	689,134	630,119	576,313	396,245	291,964
Property, plant and equipment, net	12,152,597	11,026,020	9,394,602	7,199,210	5,606,436
Total assets	23,965,615	20,244,638	18,691,457	12,608,371	10,356,695
Finance lease liabilities, less current portion	1,430,882	1,441,077	1,620,256	1,410,742	1,287,139
Mortgage and loans payable, less current portion	1,289,434	1,310,663	1,393,118	1,369,087	472,769
Senior notes, less current portion	8,309,673	8,128,785	6,923,849	3,810,770	3,804,634
Total stockholders' equity	8,840,382	7,219,279	6,849,790	4,365,829	2,745,386

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Item 7 of this Form 10-K focuses on discussion of 2019 and 2018 items as well as 2019 results as compared to 2018 results. For the discussion of 2017 items and 2018 results as compared to 2017 results, please refer to Item 7 of our 2018 Form 10-K as filed with the SEC on February 22, 2019.
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
Overview
Equinix provides a global, vendor-neutral data center, interconnection and edge services platform with offerings that aim to enable our customers to reach everywhere, interconnect everyone and integrate everything. Global enterprises, service providers and business ecosystems of industry partners rely on Equinix IBX data centers and expertise around the world for the safe housing of their critical IT equipment and to protect and connect the world's most valued information assets. They also look to Platform Equinix® for the ability to directly and securely interconnect to the networks, clouds and content that enable today's information-driven global digital economy. Recent Equinix IBX data center openings and acquisitions, as well as xScale data center investments, have expanded our total global footprint to 210 IBX and xScale data centers across 55 markets around the world. Equinix offers the following solutions:

•	premium data center colocation;

•	interconnection and data exchange solutions;

•	edge services for deploying networking, security and hardware; and

•	remote expert support and professional services.
Our interconnected data centers around the world allow our customers to increase information and application delivery performance to users, and quickly access distributed IT infrastructures and business and digital ecosystems, while significantly reducing costs. The Equinix global platform and the quality of our IBX data centers, interconnection offerings and edge services have enabled us to establish a critical mass of customers. As more customers choose Platform Equinix, for bandwidth cost and performance reasons it benefits their suppliers and business partners to colocate in the same data centers. This adjacency creates a “network effect” that enables our customers to capture the full economic and performance benefits of our offerings. These partners, in turn, pull in their business partners, creating a "marketplace" for their services. Our global platform enables scalable, reliable and cost-effective interconnection that increases data traffic exchange while lowering overall cost and increasing flexibility. Our focused business model is built on our critical mass of enterprise and service provider customers and the resulting "marketplace" effect. This global platform, combined with our strong financial position, continues to drive new customer growth and bookings.
Historically, our market was served by large telecommunications carriers who have bundled their products and services with their colocation offerings. The data center market landscape has evolved to include private and vendor-neutral multitenant data center providers, hyperscale cloud providers, managed infrastructure and application hosting providers, and systems integrators. It is estimated that Equinix is one of more than 1,200 companies that provide MTDC offerings around the world. Each of these data center solutions providers can bundle various colocation, interconnection and network offerings and outsourced IT infrastructure solutions. We are able to offer our customers a global platform that reaches 26 countries with the industry’s largest and most active ecosystem of partners in our sites, proven operational reliability, improved application performance and a highly scalable set of offerings.
The cabinet utilization rate represents the percentage of cabinet space billed versus total cabinet capacity, which is used to measure how efficiently we are managing our cabinet capacity. Our cabinet utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. Our cabinet utilization rates were approximately 79% and 81%, respectively, as of December 31, 2019 and 2018. Excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our cabinet utilization rate would have increased to approximately 82% as of December 31, 2019. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.
In 2019, we closed our Joint Venture with GIC to develop and operate xScale data centers to serve the needs of the growing hyperscale data center market, including the world's largest cloud service providers. Upon closing, the Joint Venture acquired certain data center facilities in Europe, with the opportunity to add additional facilities to the Joint Venture in the future.
Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and offerings. As was the case with our recent expansions and acquisitions, our expansion criteria will be dependent on a number of factors, including but not limited to demand from new and existing customers, quality of the design, power capacity, access to networks, clouds and software partners, capacity availability in the current market location, amount of incremental investment required by us in the targeted property, automation capabilities, developer talent pool, lead-time to break even on a free cash flow basis and in-place customers. Like our recent expansions and acquisitions, the right combination of these factors may be attractive to us. Depending on the circumstances, these transactions may require additional capital expenditures funded by upfront cash payments or through long-term financing arrangements in order to bring these properties up to Equinix standards. Property expansion may be in the form of purchases of real property, long-term leasing arrangements or acquisitions. Future purchases, construction or acquisitions may be completed by us or with partners or potential customers to minimize the outlay of cash, which can be significant.
Revenue:
Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during the past three years, more than 80% of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. Our largest customer accounted for approximately 3% of our recurring revenues for the years ended December 31, 2019, 2018 and 2017. Our 50 largest customers accounted for approximately 39%, 38% and 37%, respectively, of our recurring revenues for the years ended December 31, 2019, 2018 and 2017.
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
Operating Expenses:
Cost of Revenues. The largest components of our cost of revenues are depreciation, rental payments related to our leased IBX data centers, utility costs, including electricity, bandwidth access, IBX data center employees' salaries and benefits, including stock-based compensation, repairs and maintenance, supplies and equipment and security. A majority of our cost of revenues is fixed in nature and should not vary significantly from period to period, unless we expand our existing IBX data centers or open or acquire new IBX data centers. However, there are certain costs that are considered more variable in nature, including utilities and supplies that are directly related to growth in our existing and new customer base. We expect the cost of our utilities, specifically electricity, will generally increase in the future on a per-unit or fixed basis, in addition to the variable increase related to the growth in consumption by our customers. In addition, the cost of electricity is generally higher in the summer months, as compared to other times of the year. To the extent we incur increased utility costs, such increased costs could materially impact our financial condition, results of operations and cash flows. Furthermore, to the extent we incur increased electricity or other costs as a result of either climate change policies or the physical effects of climate change, such increased costs could materially impact our financial condition, results of operations and cash flows.

Sales and Marketing. Our sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, including stock-based compensation, amortization of contract costs, marketing programs, public relations, promotional materials and travel, as well as bad debt expense and amortization of customer relationship intangible assets.
General and Administrative. Our general and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, accounting, legal and other professional service fees, and other general corporate expenses, such as our corporate regional headquarters office leases and some depreciation expense on back office systems.
Taxation as a REIT
We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our 2015 taxable year. As of December 31, 2019, our REIT structure included all of our data center operations in the U.S., Canada, Japan, Singapore and the data center operations in EMEA with the exception of Bulgaria, the United Arab Emirates, and the data center operations outside Amsterdam in the Netherlands. Our data center operations in other jurisdictions are operated as TRSs. We included our interest in the Joint Venture in our REIT structure.
As a REIT, we generally are permitted to deduct from our U.S. taxable income the dividends we pay to our stockholders. The income represented by such dividends is not subject to U.S. federal income taxes at the entity level but is taxed, if at all, at the stockholder level. Nevertheless, the income of our TRSs which hold our U.S. operations that may not be REIT compliant is subject to U.S. corporate federal and state income taxes, as applicable. Likewise, our foreign subsidiaries continue to be subject to foreign income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRSs or through QRSs. We are also subject to a separate U.S. federal corporate income tax on any gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as an asset held by us or a QRS following the liquidation or other conversion of a former TRS). This built-in-gains tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset. If we fail to remain qualified for U.S. federal income taxation as a REIT, we will be subject to U.S. federal income taxes at regular corporate income tax rates. Even if we remain qualified for U.S. federal income taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRSs' operations. In particular, while state income tax regimes often parallel the U.S. federal income tax regime for REITs, many states do not completely follow federal rules, and some may not follow them at all.
We continue to monitor our REIT compliance in order to maintain our qualification for U.S. federal income taxation as a REIT. For this and other reasons, as necessary, we may convert some of our data center operations in other countries into the REIT structure in future periods. We converted our data center operations in Singapore into the REIT structure effective September 30, 2019.
On each of March 20, June 19, September 18, and December 11, 2019, we paid quarterly cash dividends of $2.46 per share. We expect these quarterly and other applicable distributions to equal or exceed the REIT taxable income that we recognized in 2019.
2019 Highlights:

•
In March, we issued and sold 2,985,575 shares of common stock for net proceeds of approximately $1,213.4 million, after underwriting discounts, commissions and offering expenses. See Note 12 within the Consolidated Financial Statements.

•
In April, we completed the acquisition of Switch Datacenters' AMS1 data center business in Amsterdam, Netherlands (the "AM11 data center"), for a cash purchase price of approximately €30.6 million, or approximately $34.3 million. See Note 3 within the Consolidated Financial Statements.

•
In October, we closed our Joint Venture with GIC to develop and operate xScale data centers in Europe. Upon closing, we sold certain data center facilities in Europe to the Joint Venture. See Note 5 and Note 6 within the Consolidated Financial Statements.

•
In November, we issued $2.8 billion in Senior Notes due 2024, 2026 and 2029 with a weighted average interest rate of 2.93% and redeemed $1.9 billion in Senior Notes due 2022, 2023 and 2025 with a weighted average interest rate of 5.47% in November and December 2019. See Note 11 within the Consolidated Financial Statements.

•
By the end of December, we had sold 903,555 shares of our common stock for approximately $447.7 million in proceeds, net of payment of commissions and other offering expenses, under our current ATM program. See Note 12 within the Consolidated Financial Statements.

Results of Operations
Our results of operations for the year ended December 31, 2019 include the results of operations from the acquisition of the AM11 data center from April 18, 2019 within the EMEA region. Our results of operations for the year ended December 31, 2018 include the results of operations from the acquisition of Metronode from April 18, 2018 within the Asia-Pacific region and the acquisition of Infomart Dallas from April 2, 2018 within the Americas region.
Our results of operations for the year ended December 31, 2019 reflect the adoption of Topic 842, Leases, while the comparative information has not been restated and continues to be reported under the lease accounting standard in effect for those periods. See Note 1 within the Consolidated Financial Statements for further discussion.
In order to provide a framework for assessing our performance excluding the impact of foreign currency fluctuations, we supplement the year-over-year actual change in operating results with comparative changes on a constant currency basis. Presenting constant currency results of operations is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for further discussion.
Years ended December 31, 2019 and 2018
Revenues.    Our revenues for the years ended December 31, 2019 and 2018 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Years Ended December 31,				% Change
	2019	%	2018	%	Actual	Constant Currency
Americas:
Recurring revenues	$2,456,368	44%	$2,357,326	46%	4%	5%
Non-recurring revenues	131,359	3%	127,408	3%	3%	4%
	2,587,727	47%	2,484,734	49%	4%	5%
EMEA:
Recurring revenues	1,680,746	30%	1,467,492	29%	15%	12%
Non-recurring revenues	125,698	2%	95,145	2%	32%	39%
	1,806,444	32%	1,562,637	31%	16%	14%
Asia-Pacific:
Recurring revenues	1,101,072	20%	951,684	19%	16%	17%
Non-recurring revenues	66,897	1%	72,599	1%	(8)%	(6)%
	1,167,969	21%	1,024,283	20%	14%	16%
Total:
Recurring revenues	5,238,186	94%	4,776,502	94%	10%	10%
Non-recurring revenues	323,954	6%	295,152	6%	10%	13%
	$5,562,140	100%	$5,071,654	100%	10%	10%

Revenues
(dollars in thousands)
Americas Revenues. During the year ended December 31, 2019, Americas revenue increased by 4% (5% on a constant currency basis). Growth in Americas revenues was primarily due to:

•	approximately $10.6 million of incremental revenues from the Infomart Dallas acquisition;

•	$52.6 million of incremental revenues generated from our recently-opened IBX data centers or IBX data center expansions; and

•	an increase in orders from both our existing customers and new customers during the period.
EMEA Revenues.  During the year ended December 31, 2019, EMEA revenue increased by 16% (14% on a constant currency basis). Growth in EMEA revenues was primarily due to:

•	approximately $76.0 million of incremental revenues generated from our recently-opened IBX data centers or IBX data center expansions;

•	an increase in orders from both our existing customers and new customers during the period; and

•	a net increase of $110.6 million of realized cash flow hedge gains from foreign currency forward contracts.
Asia-Pacific Revenues.  During the year ended December 31, 2019, Asia-Pacific revenue increased by 14% (16% on a constant currency basis). Growth in Asia-Pacific revenue was primarily due to:

•	approximately $16.6 million of incremental revenues from the Metronode acquisition;

•	approximately $35.4 million of incremental revenues generated from our recently-opened IBX data centers or IBX data center expansions; and

•	an increase in orders from both our existing customers and new customers during the period.

Cost of Revenues.  Our cost of revenues for the years ended December 31, 2019 and 2018 were split among the following geographic regions (dollars in thousands):

	Years Ended December 31,				% Change
	2019	%	2018	%	Actual	Constant Currency
Americas	$1,146,639	41%	$1,113,854	43%	3%	4%
EMEA	1,017,580	36%	916,751	35%	11%	12%
Asia-Pacific	645,965	23%	574,870	22%	12%	14%
Total	$2,810,184	100%	$2,605,475	100%	8%	9%
Cost of Revenues
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the year ended December 31, 2019, Americas cost of revenues increased by 3% (4% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:

•	$11.3 million of higher utilities costs driven by IBX data center expansions, increased utility usage and utility price increases;

•	$10.0 million of higher bandwidth costs in support of our business growth;

•	approximately $9.9 million of incremental cost of revenues from the Infomart Dallas acquisition;

•	$8.6 million of higher compensation costs, including salaries, bonuses, and stock-based compensation; and

•	$7.2 million of higher depreciation expense primarily due to IBX expansion activity.
This increase was partially offset by:

•	$8.9 million of reduced property tax expenses, primarily due to accrual releases based on tax appeal settlements; and

•	$6.9 million of reduced office expenses.
EMEA Cost of Revenues. During the year ended December 31, 2019, EMEA cost of revenues increased by 11% (12% on a constant currency basis). The increase in our EMEA cost of revenues was primarily due to:

•	a net increase of $40.6 million of realized cash flow hedge losses from foreign currency forward contracts;

•
$30.5 million of higher utilities costs driven by increased utility usage to support IBX data center expansions and utility price increases, primarily in Germany, the Netherlands and the United Kingdom;

•	$21.3 million of higher costs from increased equipment resale activities, primarily in Germany and the United Kingdom;

•	$7.9 million of higher depreciation expenses driven by IBX data center expansions in London, Frankfurt and Amsterdam; and

•	$7.2 million of higher compensation costs, including salaries, bonuses, stock-based compensation and headcount growth.
This increase was partially offset by:

•	$5.9 million of reduced outside services consulting expenses.
Asia-Pacific Cost of Revenues. During the year ended December 31, 2019, Asia-Pacific cost of revenues increased by 12% (14% on a constant currency basis). The increase in our Asia-Pacific cost of revenues was primarily due to:

•	$45.3 million of higher rent and facility costs and utilities costs, primarily driven by expansions and higher utility usage in Hong Kong, Singapore, Australia and Japan;

•	$20.5 million of higher depreciation expense, primarily from IBX data center expansions in Singapore, Japan, Australia and Hong Kong;

•	approximately $11.2 million of incremental cost of revenues from the Metronode acquisition; and

•	$4.3 million of higher outside services consulting expenses.
This increase was partially offset by:

•	$12.8 million of reduced costs due to lower equipment resale activities in the current period as compared to the prior year.
We expect Americas, EMEA and Asia-Pacific cost of revenues to increase as we continue to grow our business, including from the impact of acquisitions.

Sales and Marketing Expenses. Our sales and marketing expenses for the years ended December 31, 2019 and 2018 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% Change
	2019	%	2018	%	Actual	Constant Currency
Americas	$401,034	62%	$391,386	62%	2%	3%
EMEA	157,718	24%	152,336	24%	4%	4%
Asia-Pacific	92,294	14%	89,980	14%	3%	4%
Total	$651,046	100%	$633,702	100%	3%	3%
Sales and Marketing Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. During the year ended December 31, 2019, Americas sales and marketing expenses increased by 2% (3% on a constant currency basis). The increase in our Americas sales and marketing expenses was primarily due to:

•	$7.4 million of higher compensation costs, including sales compensation, salaries and stock-based compensation and headcount growth; and

•	$3.7 million of higher travel and entertainment expenses.
EMEA Sales and Marketing Expenses. During the year ended December 31, 2019, EMEA sales and marketing increased by 4% (and also 4% on a constant currency basis). The increase in our EMEA sales and marketing expenses was primarily due to:

•	a net increase of $7.2 million of realized cash flow hedge losses from foreign currency forward contracts; and

•	$5.6 million increase in compensation costs, including sales compensation, salaries and stock-based compensation and headcount growth.
This increase was partially offset by:

•	$6.2 million of reduced amortization expense driven by certain intangibles being fully amortized in the current year.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expense did not materially change during the year ended December 31, 2019 as compared to the year ended December 31, 2018.

We anticipate that we will continue to invest in Americas, EMEA and Asia-Pacific sales and marketing initiatives and expect our Americas, EMEA and Asia-Pacific sales and marketing expenses to increase as we grow our business. Additionally, given that certain global sales and marketing functions are located within the U.S., we expect Americas sales and marketing expenses as a percentage of revenues to be higher than our other regions.
General and Administrative Expenses. Our general and administrative expenses for the years ended December 31, 2019 and 2018 were split among the following geographic regions (dollars in thousands):

	Years Ended December 31,				% Change
	2019	%	2018	%	Actual	Constant Currency
Americas	$641,261	69%	$554,169	67%	16%	16%
EMEA	198,892	21%	184,364	22%	8%	7%
Asia-Pacific	94,865	10%	88,161	11%	8%	9%
Total	$935,018	100%	$826,694	100%	13%	13%
General and Administrative Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the year ended December 31, 2019, Americas general and administrative expenses increased by 16% (and also 16% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily due to:

•	$51.1 million of higher compensation costs, including salaries, bonuses, stock-based compensation, and headcount growth;

•	$22.3 million of higher depreciation expense associated with the implementation of certain systems to support the integration and growth of our business; and

•	$10.7 million of higher consulting expenses in support of our business growth.
EMEA General and Administrative Expenses. During the year ended December 31, 2019, EMEA general and administrative expenses increased by 8% (7% on a constant currency basis). The increase in our EMEA general and administrative expenses was primarily due to:

•	a net increase of $8.8 million of realized cash flow hedge losses from foreign currency forward contracts; and

•	$3.9 million of higher compensation costs, including salaries, bonuses, stock-based compensation and headcount growth.

Asia-Pacific General and Administrative Expenses. During the year ended December 31, 2019, Asia-Pacific general and administrative expenses increased by 8% (9% on a constant currency basis). The increase in our Asia-Pacific general and administrative expense was primarily due to:

•	$3.8 million of higher compensation costs, including salaries, bonuses, stock-based compensation and headcount growth.
Going forward, although we are carefully monitoring our spending, we expect Americas, EMEA and Asia-Pacific general and administrative expenses to increase as we continue to further scale our operations to support our growth, including investments in our back office systems and investments to maintain our qualification for taxation as a REIT and to integrate recent acquisitions. Additionally, given that our corporate headquarters is located within the U.S., we expect Americas general and administrative expenses as a percentage of revenues to be higher than our other regions.
Transaction Costs.  During the year ended December 31, 2019, we recorded transaction costs totaling $24.8 million primarily related to costs incurred in connection with the formation of the new Joint Venture in the EMEA region. During the year ended December 31, 2018, we recorded transaction costs totaling $34.4 million, primarily in the Asia-Pacific and Americas regions, due to our acquisitions of Metronode and Infomart Dallas.
Impairment Charges.  During the year ended December 31, 2019, we recorded impairment charges totaling $15.8 million in the Americas region primarily as a result of the fair value adjustment for the New York 12 ("NY12") data center, which was classified as a held for sale asset before it was sold in October 2019. We did not have impairment charges during the year ended December 31, 2018.
Gain on Asset Sales. During the year ended December 31, 2019, we recorded a gain on asset sales of $44.3 million primarily relating to the sale of both the London 10 and Paris 8 data centers, as well as certain construction development and leases in London and Frankfurt, as part of the closing of the Joint Venture. During the year ended December 31, 2018, we recorded gain on asset sales of $6.0 million primarily relating to the sale of a data center in Frankfurt.
Income from Operations. Our income from operations for the years ended December 31, 2019 and 2018 was split among the following geographic regions (dollars in thousands):

	Years Ended December 31,				% Change
	2019	%	2018	%	Actual	Constant Currency
Americas	$413,936	35%	$412,610	42%	—%	1%
EMEA	421,786	36%	312,163	32%	35%	24%
Asia-Pacific	333,909	29%	252,610	26%	32%	35%
Total	$1,169,631	100%	$977,383	100%	20%	17%
Americas Income from Operations. Our Americas income from operations did not materially change during the year ended December 31, 2019 as compared to the year ended December 31, 2018.
EMEA Income from Operations. During the year ended December 31, 2019, EMEA income from operations increased by 35% (24% on a constant currency basis). The increase in our EMEA income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above, as well as lower operating expenses as a percentage of revenues.
Asia-Pacific Income from Operations. During the year ended December 31, 2019, Asia-Pacific income from operations increased by 32% (35% on a constant currency basis). The increase in our Asia-Pacific income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity, acquisition and organic growth as described above, lower operating expenses as a percentage of revenues and lower transaction costs in the current period as compared to the prior year.
Interest Income. Interest income was $27.7 million and $14.5 million for the years ended December 31, 2019 and 2018, respectively. The average yield for the year ended December 31, 2019 was 1.85% versus 1.24% for the year ended December 31, 2018.
Interest Expense.  Interest expense decreased to $479.7 million for the year ended December 31, 2019 from $521.5 million for the year ended December 31, 2018, primarily attributable to the reduction in lease interest expense due to the conversion of certain build-to-suit leases to operating leases upon the adoption of ASC 842 and the utilization of cross-currency interest rate swaps in 2019. During the years ended December 31, 2019 and 2018, we capitalized $32.2 million and $19.9 million, respectively, of interest expense to construction in progress.
Other Income. We recorded net other income of $27.8 million and $14.0 million for the years ended December 31, 2019 and 2018, respectively. Other income is primarily comprised of foreign currency exchange gains and losses during the periods.
Loss on Debt Extinguishment. During the year ended December 31, 2019, the Company recorded $52.8 million of loss on debt extinguishment primarily related to the loss on debt extinguishment from the redemption of the Senior Notes due 2022, 2023 and 2025.
During the year ended December 31, 2018, the Company recorded $51.4 million of loss on debt extinguishment comprised of:

•	$17.1 million of loss on debt extinguishment as a result of amendments to leases impacting the related financing obligations;

•	$19.5 million of loss on debt extinguishment from the settlement of financing obligations as a result of the Infomart Dallas acquisition;

•	$12.6 million of loss on debt extinguishment as a result of the settlement of financing obligations for properties purchased; and

•	$2.2 million of loss on debt extinguishment as a result of the redemption of the Japanese Yen Term Loan.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal and state income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ended December 31, 2019 and 2018, respectively. As such, other than tax attributable to built-in-gains recognized and withholding taxes, no provision for U.S. federal income taxes for the REIT and QRSs has been included in the accompanying consolidated financial statements for the years ended December 31, 2019 and 2018.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. federal income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the years ended December 31, 2019 and 2018.
For the years ended December 31, 2019 and 2018, we recorded $185.4 million and $67.7 million of income tax expenses, respectively. Our effective tax rates were 26.8% and 15.6%, respectively, for the years ended December 31, 2019 and 2018. The higher effective tax rate in 2019 as compared to 2018 is primarily due to a release of valuation allowance in 2018 as a result of a legal entity reorganization in our Americas region.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to income or loss from operations. Our adjusted EBITDA for the years ended December 31, 2019 and 2018 was split among the following geographic regions (dollars in thousands):

	Years Ended December 31,				% Change
	2019	%	2018	%	Actual	Constant Currency
Americas	$1,237,622	46%	$1,183,831	49%	5%	5%
EMEA	827,980	31%	698,280	29%	19%	17%
Asia-Pacific	622,125	23%	531,129	22%	17%	19%
Total	$2,687,727	100%	$2,413,240	100%	11%	12%

Americas Adjusted EBITDA. During the year ended December 31, 2019, Americas adjusted EBITDA increased by 5% (and also 5% on a constant currency basis). The increase in our Americas adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity, acquisition and organic growth as described above.
EMEA Adjusted EBITDA. During the year ended December 31, 2019, EMEA adjusted EBITDA increased by 19% (17% on a constant currency basis). The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above, as well as lower operating expenses as a percentage of revenues.
Asia-Pacific Adjusted EBITDA. During the year ended December 31, 2019, Asia-Pacific adjusted EBITDA increased by 17% (19% on a constant currency basis). The increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity, acquisition and organic growth as described above and lower operating expenses as a percentage of revenues.
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
Adjusted EBITDA
We define adjusted EBITDA as income from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain on asset sales as presented below (in thousands):

	Years Ended December 31,
	2019	2018	2017
Income from operations	$1,169,631	$977,383	$809,014
Depreciation, amortization, and accretion expense	1,285,296	1,226,741	1,028,892
Stock-based compensation expense	236,539	180,716	175,500
Transaction costs	24,781	34,413	38,635
Impairment charges	15,790	—	—
Gain on asset sales	(44,310)	(6,013)	—
Adjusted EBITDA	$2,687,727	$2,413,240	$2,052,041
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
In presenting AFFO, we exclude certain items that we believe are not good indicators of our current or future operating performance. AFFO represents FFO excluding depreciation and amortization expense on non-real estate assets, accretion, stock-based compensation, restructuring charges, impairment charges, transaction costs, an installation revenue adjustment, a straight-line rent expense adjustment, a contract cost adjustment, amortization of deferred financing costs and debt discounts and premiums, gain (loss) on debt extinguishment, an income tax expense adjustment, recurring capital expenditures, net income (loss) from discontinued operations, net of tax, and adjustments from FFO to AFFO for unconsolidated joint ventures' and noncontrolling interests' share of these items. The adjustments for installation revenue, straight-line rent expense and contract costs are intended to isolate the cash activity included within the straight-lined or amortized results in the consolidated statement of operations. We exclude the amortization of deferred financing costs and debt discounts and premiums as these expenses relate to the initial costs incurred in connection with debt financings that have no current or future cash obligations. We exclude gain (loss) on debt extinguishment since it generally represents the write-off of initial costs incurred in connection with debt financings or a cost that is incurred to reduce future interest costs and is not a good indicator of our current or future operating performance. We include an income tax expense adjustment, which represents the non-cash tax impact due to changes in valuation allowances, uncertain tax positions and deferred taxes that do not relate to current period's operations. We deduct recurring capital expenditures, which represent expenditures to extend the useful life of its IBX data centers or other assets that are required to support current revenues. We also exclude net income (loss) from discontinued operations, net of tax, which represents results that may not recur and are not a good indicator of our current future operating performance.
Our FFO and AFFO were as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net income	$507,245	$365,359	$232,982
Net loss attributable to non-controlling interests	205	—	—
Net income attributable to Equinix	507,450	365,359	232,982
Adjustments:
Real estate depreciation	845,798	883,118	754,351
(Gain) loss on disposition of real estate property	(39,337)	4,643	4,945
Adjustments for FFO from unconsolidated joint ventures	645	—	85
FFO	$1,314,556	$1,253,120	$992,363

	Years Ended December 31,
	2019	2018	2017
FFO	$1,314,556	$1,253,120	$992,363
Adjustments:
Installation revenue adjustment	11,031	10,858	24,496
Straight-line rent expense adjustment	8,167	7,203	8,925
Contract cost adjustment	(40,861)	(20,358)	—
Amortization of deferred financing costs and debt discounts and premiums	13,042	13,618	24,449
Stock-based compensation expense	236,539	180,716	175,500
Non-real estate depreciation expense	242,761	140,955	111,121
Amortization expense	196,278	203,416	177,008
Accretion expense (adjustment)	459	(748)	(13,588)
Recurring capital expenditures	(186,002)	(203,053)	(167,995)
Loss on debt extinguishment	52,825	51,377	65,772
Transaction costs	24,781	34,413	38,635
Impairment charges	15,790	—	—
Income tax expense adjustment	39,676	(12,420)	371
Adjustments for AFFO from unconsolidated joint ventures	2,080	—	(17)
AFFO	$1,931,122	$1,659,097	$1,437,040
Our AFFO results have improved due to the improved operating results discussed earlier in "Results of Operations," as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in "Overview."

Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies. During the year ended December 31, 2019 as compared to the same period in 2018, the U.S. dollar was stronger relative to the Brazilian real, Euro, British Pound, Singapore dollar and Australian dollar, which resulted in an unfavorable foreign currency impact on revenue, operating income and adjusted EBITDA, and a favorable foreign currency impact on operating expenses. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Our constant currency presentation excludes the impact of our foreign currency cash flow hedging activities. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the year ended December 31, 2018 are used as exchange rates for the year ended December 31, 2019 when comparing the year ended December 31, 2019 with the year ended December 31, 2018).
Liquidity and Capital Resources
As of December 31, 2019, our total indebtedness was comprised of debt and lease obligations totaling approximately $11.9 billion (gross of debt issuance cost, debt discount, plus mortgage premium) consisting of:

•	approximately $9,029.2 million of principal from our senior notes;

•	approximately $1,506.1 million from our finance lease liabilities; and

•	$1,371.9 million of principal from our loans payable and mortgage.
We believe we have sufficient cash, coupled with anticipated cash generated from operating activities, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, payment of regular dividend distributions and completion of our publicly-announced expansion projects.
During 2019, we completed the following significant financing activities:

•	issued $2,800.0 million in Senior Notes due 2024, 2026 and 2029;

•	redeemed $1,906.3 million of Senior Notes due 2022, 2023 and 2025;

•	repaid $300.0 million of 5.0% Infomart Senior Notes according to their repayment terms;

•
issued and sold 2,985,575 shares of common stock in a public equity offering and received net proceeds of approximately $1,213.4 million, net of underwriting discounts, commissions and offering expenses; and

•	issued and sold 903,555 shares of common stock under our ATM Program, for proceeds of approximately $447.5 million, net of payment of commissions to sales agents and other offering expenses.
As of December 31, 2019, we had $1,879.9 million of cash, cash equivalents and short-term investments, of which approximately $1,456.8 million was held in the U.S. In addition to our cash and investment portfolio, we had $1.9 billion of additional liquidity available to us from our $2.0 billion revolving facility and $300.0 million of shares issuance available for sale under our ATM Program.
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
Sources and Uses of Cash

	Years Ended December 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$1,992,728	$1,815,426
Net cash used in investing activities	(1,944,567)	(3,075,528)
Net cash provided by financing activities	1,202,082	470,912
Operating Activities
Our cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary uses of cash from our operating activities include compensation and related costs, interest payments, other general corporate expenditures and taxes. The increase in net cash provided by operating activities during 2019 compared to 2018 was primarily due to improved operating results combined with the inclusion of full year operating results of the acquisitions of Infomart Dallas and Metronode closed in April 2018, offset by increases in cash paid for cost of revenues, operating expenses, interest expense and income taxes.
Investing Activities
The decrease in net cash used in investing activities during 2019 compared to 2018 was primarily due to the decrease in spending for business acquisitions of approximately $795.5 million, primarily due to the Metronode and Infomart Dallas acquisitions in 2018 combined with an increase in proceeds from asset sales of approximately $346.6 million, primarily due to the sale of xScale data center facilities in connection with the closing of the Joint Venture.
During 2020, we anticipate our IBX expansion construction activity will increase from our 2019 levels. If the opportunity to expand is greater than planned and we have sufficient funding to pursue such expansion opportunities, we may further increase the level of capital expenditure to support this growth as well as pursue additional business and real estate acquisitions or joint ventures.
Financing Activities
Net cash provided by financing activities during 2019 was primarily due to:

•	the issuance of $2,800.0 million in Senior Notes due 2024, 2026 and 2029;

•
the sale and issuance of 2,985,575 shares of common stock in a public equity offering and receipt of net proceeds of approximately $1,213.4 million, net of underwriting discounts, commissions and offering expenses;

•	the sale of 903,555 shares under our ATM Program, for net proceeds of $447.5 million; and

•	proceeds from employee awards of $52.0 million.
The proceeds were partially offset by:

•	the redemption of $1,906.3 million in Senior Notes due 2022, 2023 and 2025;

•	the repayment of $300.0 million of 5.0% Infomart Senior Notes according to the repayment terms;

•	dividend distributions of $836.2 million;

•	repayments of capital lease and other financing obligations totaling $126.5 million;

•	repayments of mortgage and loans payable totaling $73.2 million;

•	payments of debt extinguishment costs of $43.3 million, primarily related to redemption premium paid related to the redemption of Senior Notes due 2022, 2023 and 2025; and

•	payments of debt issuance costs of $23.3 million.

Net cash provided by financing activities during 2018 was primarily due to:

•	the issuance of €750.0 million 2.875% Euro Senior Notes due 2024, or approximately $929.9 million in U.S. dollars, at the exchange rate in effect on March 14, 2018;

•	borrowing of the JPY Term Loan of ¥47.5 billion, or approximately $424.7 million at the exchange rate effective on July 31, 2018;

•	the sale of 930,934 shares under our ATM Program, for net proceeds of $388.2 million; and

•	proceeds from employee awards of $50.1 million.
The proceeds were partially offset by:

•	dividend distributions of $738.6 million;

•	repayments of capital lease and other financing obligations of $103.8 million;

•	repayments of mortgage and loans payable of $447.5 million, primarily related to the prepayment of the remaining principal of our existing Japanese Yen Term Loan;

•	payments of debt extinguishment costs of $20.6 million; and

•	payments of debt issuance costs of $12.2 million.
Contractual Obligations and Off-Balance-Sheet Arrangements
We lease a majority of our IBX data centers and certain equipment under long-term lease agreements. The following represents our debt maturities, financings, leases and other contractual commitments as of December 31, 2019 (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Term loans and other loans payable (1)	$77,603	$77,654	$1,180,017	$6,683	$6,214	$23,715	$1,371,886
Senior notes (1)	643,711	150,000	—	—	1,841,500	6,394,000	9,029,211
Interest (2)	359,383	333,710	327,222	303,722	291,496	574,633	2,190,166
Finance leases (3)	173,994	176,357	176,992	178,289	177,338	1,739,235	2,622,205
Operating leases (3)	193,663	191,954	183,908	168,353	156,502	1,106,944	2,001,324
Other contractual commitments (4)	1,133,948	256,508	51,137	33,587	30,267	277,739	1,783,186
Asset retirement obligations (5)	2,081	4,667	12,365	5,442	6,978	70,882	102,415
	$2,584,383	$1,190,850	$1,931,641	$696,076	$2,510,295	$10,187,148	$19,100,393

(1)	Represents principal of senior notes, term loans and other loans payable, as well as premium on mortgage payable.

(2)
Represents interest on mortgage payable, senior notes, term loan facilities and other loans payable based on their approximate interest rates as of December 31, 2019, as well as the credit facility fee for the revolving credit facility.

(3)	Represents lease payments under finance and operating lease arrangements, including renewal options that are certain to be exercised.

(4)	Represents unaccrued contractual commitments. Other contractual commitments are described below.

(5)	Represents liability, net of future accretion expense.
In connection with certain of our leases and other contracts requiring deposits, we entered into 41 irrevocable letters of credit totaling $84.0 million under the revolving credit facility. These letters of credit were provided in lieu of cash deposits. If the landlords for these IBX leases decide to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the revolving credit facility. These contingent commitments are not reflected in the table above.
We had accrued liabilities related to uncertain tax positions totaling approximately $132.2 million as of December 31, 2019. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.
Primarily as a result of our various IBX data center expansion projects, as of December 31, 2019, we were contractually committed for $795.0 million of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during 2020 and thereafter, is reflected in the table above as "other contractual commitments."
We had other non-capital purchase commitments in place as of December 31, 2019, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods, services or arrangements to be delivered or provided during 2020 and beyond. Such other purchase commitments as of December 31, 2019, which total $988.2 million, are also reflected in the table above as "other contractual commitments."
In connection with the Joint Venture which closed in October 2019, we agreed to make future equity contributions to the Joint Venture of €17.6 million and £15.7 million, or $40.6 million in total at the exchange rate in effect on December 31, 2019, to fund the Joint Venture’s future development over the next 3 years, which are not reflected in the table above.
Additionally, we entered into lease agreements with various landlords primarily for data center spaces and ground leases which have not yet commenced as of December 31, 2019. These leases will commence between fiscal years 2020 and 2022, with lease terms of 10 to 49 years and total lease commitments of approximately $608.1 million, which are not reflected in the table above.
Other Off-Balance-Sheet Arrangements
We have various guarantor arrangements with both our directors and officers and third parties, including customers, vendors and business partners. As of December 31, 2019, there were no significant liabilities recorded for these arrangements. For additional information, see "Guarantor Arrangements" in Note 15 within the Consolidated Financial Statements.
Concurrent with the closing of the Joint Venture, the Joint Venture entered into a credit agreement with a group of lenders for secured credit facilities of €850.0 million, or $953.7 million in total at the exchange rate in effect on December 31, 2019, consisting of two secured term loan facilities and a secured revolving credit facility. The Joint Venture’s debt is secured by net assets of the Joint Venture, is without recourse to the partners, and does not represent a liability of the partners. We do not provide any guarantees to make principle payment to the lenders for the Joint Ventures’ indebtedness. Under the Joint Venture agreement, we and our joint venture partner GIC are also required to make additional equity contribution proportionately to the Joint Venture upon situations such as interest shortfall, cost-overrun or capital shortfall to complete certain construction phases.
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
Our significant accounting policies are discussed in Note 1 to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Management believes that the following critical accounting policies and estimates are the most critical to aid in fully understanding and evaluating our consolidated financial statements, and they require significant judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain:

•	Accounting for income taxes;

•	Accounting for business combinations;

•	Accounting for impairment of goodwill;

•	Accounting for property, plant and equipment; and

•	Accounting for leases.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
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

The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. Our accounting for deferred tax consequences represents our best estimate of those future tax consequences.

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

For purposes of the quarterly REIT asset tests, we estimate the fair market value of assets within our QRSs and TRSs using a discounted cash flow approach, by calculating the present value of forecasted future cash flows. We apply discount rates based on industry benchmarks relative to the market and forecasting risks. Other significant assumptions used to estimate the fair market value of assets in QRSs and TRSs include projected revenue growth, projected operating margins and projected capital expenditure. We revisit significant assumptions periodically to reflect any changes due to business or economic environment.

As of December 31, 2019 and 2018, we had net total deferred tax liabilities of $211.4 million and $189.6 million, respectively. As of December 31, 2019 and 2018, we had a total valuation allowance of $57.8 million and $57.0 million, respectively. If and when we reduce our remaining valuation allowances, it may have a favorable impact to our financial position and results of operations in the periods when such determinations are made. We will continue to assess the need for our valuation allowances, by jurisdiction, in the future.

During the year ended December 31, 2019, we released the full valuation allowances against the deferred tax assets of one of our Brazilian legal entities due to the evidence of achieving sustainable profitability. For the Metronode Acquisition, we increased the valuation allowance that was assessed in prior year as a result of finalizing the provisional estimates related to the realizability of certain deferred tax assets.

During the year ended December 31, 2018, we released the full or partial valuation allowances against the deferred tax assets in certain jurisdictions in the Americas, Asia-Pacific and EMEA regions. As part of the purchase accounting determination for the Metronode Acquisition, we provided full valuation allowance against certain deferred tax assets in Australia that are not expected to be realizable in the foreseeable future.

As of December 31, 2019 and 2018, we had unrecognized tax benefits of $173.7 million and $150.9 million, respectively, exclusive of interest and penalties. During the year ended December 31, 2019, the unrecognized tax benefit increased by $22.8 million primarily due to integrations, which was partially offset by the recognition of unrecognized tax benefits related to the Company’s tax positions in France as a result of a lapse in statutes of limitations and the partial payment of the Metronode pre-acquisition tax audit assessment which was fully indemnified by the seller. During the year ended December 31, 2018, the unrecognized tax benefits increased by $68.5 million primarily due to the Metronode Acquisition and the reorganization of the Spanish entities from the Itconic acquisition. The unrecognized tax benefits of $173.7 million as of December 31, 2019, if subsequently recognized, will affect our effective tax rate favorably at the time when such a benefit is recognized, of which $30.8 million is subject to an indemnification agreement.

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

During the last three years, we have completed a number of business combinations, including the acquisition of Switch Datacenters' AMS1 data center business in Amsterdam, Netherlands in April 2019, the Metronode Acquisition and the Infomart Dallas Acquisition in April 2018, the Itconic Acquisition and the Zenium data center acquisition in October 2017, the Verizon Data Center Acquisition in May 2017, and the IO Acquisition in February 2017. The purchase price allocation for these acquisitions has been finalized.

As of December 31, 2019 and 2018, we had net intangible assets of $2.1 billion and $2.3 billion, respectively. We recorded amortization expense for intangible assets of $196.3 million, $203.4 million and $177.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

To perform annual goodwill impairment assessment, we elected to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. This analysis requires assumptions and estimates before performing the quantitative goodwill impairment test, where the assessment requires assumptions and estimates derived from a review of our actual and forecasted operating results, approved business plans, future economic conditions and other market data. There were no specific factors present in 2019 or 2018 that indicated a potential goodwill impairment.

We performed our annual review of other intangible assets by assessing if there were events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable, such as a significant decrease in market price of an asset, a significant adverse change in the extent or manner in which an asset is being used, a significant adverse change in legal factors or business climate that could affect the value of an asset or a continuous deterioration of our financial condition. This assessment requires assumptions and estimates derived from a review of our actual and forecasted operating results, approved business plans, future economic conditions and other market data. There were no specific events in 2019 or 2018 that indicated a potential impairment.

As of December 31, 2019, goodwill attributable to the Americas, the EMEA and the Asia-Pacific reporting units was $1.7 billion, $2.4 billion and $0.6 billion, respectively.

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

The balance of our other intangible assets, net, for the year ended December 31, 2019 and 2018 was $2.1 billion and $2.3 billion, respectively. While we have not recorded an impairment charge against our other intangible assets to date, future events or changes in circumstances, such as a significant decrease in market price of an asset, a significant adverse change in the extent or manner in which an asset is being used, a significant adverse change in legal factors or business climate, may result in an impairment charge in future periods.

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

Accounting for property, plant and equipment includes determining the appropriate period in which to depreciate such assets, assessing such assets for potential impairment, capitalizing interest during periods of construction and assessing the asset retirement obligations required for certain leased properties that require us to return the leased properties back to their original condition at the time we decide to exit a leased property.

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

As of December 31, 2019 and 2018, we had property, plant and equipment of $12.2 billion and $11.0 billion, respectively. During the years ended December 31, 2019, 2018 and 2017, we recorded depreciation expense of $1.1 billion, $1.0 billion, and $0.9 billion, respectively. While we evaluated the appropriateness, we did not revise the estimated useful lives of our property, plant and equipment during the years ended December 31, 2019, 2018 and 2017. Further changes in our estimated useful lives of our property, plant and equipment could have a significant impact on our results of operations.

Accounting for Leases

A significant portion of our data center spaces, office spaces and equipment are leased. Each time we enter into a new lease or lease amendments, we analyze each lease or lease amendment for the proper accounting, including determining if an arrangement is or contains a lease at inception and making assessment of the leased properties to determine if they are operating or finance leases.

Determination of accounting treatment, including the result of the lease classification test for each new lease or lease amendment, is dependent on a variety of judgments, such as identification of lease and non-lease components, allocation of total consideration between lease and non-lease components, determination of lease term, including assessing the likelihood of lease renewals, valuation of leased property, and establishing the incremental borrowing rate to calculate the present value of the minimum lease payment for the lease test. The judgments used in the accounting for leases are inherently subjective; different assumptions or estimates could result in different accounting treatment for a lease.

As of December 31, 2019, we recorded operating lease right-of-use assets of $1.5 billion, finance lease assets of $1.3 billion, operating lease liabilities of $1.5 billion, and finance lease liabilities of $1.5 billion.

Additionally, during the years ended December 31, 2019, 2018 and 2017, we recorded rent expense of approximately $219.0 million, $185.4 million and $157.9 million respectively.

Recent Accounting Pronouncements
See "Recent Accounting Pronouncements" in Note 1 within the Consolidated Financial Statements.

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
We employ foreign currency forward and option contracts, cross-currency interest rate swaps and interest rate locks for the purpose of hedging certain specifically-identified exposures. The use of these financial instruments is intended to mitigate some of the risks associated with fluctuations in currency exchange and interest rates, but does not eliminate such risks. We do not use financial instruments for trading or speculative purposes.
Investment Portfolio Risk
We maintain an investment portfolio of various holdings, types, and maturities that is prioritized on meeting REIT asset requirements. All of our marketable securities are recorded on our consolidated balance sheets at fair value with changes in fair values recognized in net income. We consider various factors in determining whether we should recognize an impairment charge for our securities, including the length of time and extent to which the fair value has been less than our cost basis and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery. We anticipate that we will recover the entire cost basis of these securities and have determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the year ended December 31, 2019.
As of December 31, 2019, our investment portfolio of cash equivalents and marketable securities consisted of money market funds, certificates of deposits and publicly traded equity securities. The amount in our investment portfolio that could be susceptible to market risk totaled $896.9 million.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate 10% increase or decrease in current interest rates from their position as of December 31, 2019 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations. However, the interest expense associated with our senior credit facility and term loans, that bear interest at variable rates, could be affected. For every 100 basis point change in interest rates, our annual interest expense could increase by a total of approximately $11.5 million or decrease by a total of approximately $4.8 million based on the total balance of our primary borrowings under the Term Loan Facility as of December 31, 2019. As of December 31, 2019, we had no outstanding interest rate derivative hedges against our debt obligations. However, we may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.
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

	December 31, 2019		December 31, 2018
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Mortgage and loans payable	$1,370,118	$1,378,429	$1,388,524	$1,389,632
Senior notes	9,029,211	9,339,497	8,500,125	8,422,211

(1)	The carrying value is gross of debt issuance cost, debt discount and debt premium.

Foreign Currency Risk
A significant portion of our revenue is denominated in U.S. dollars, however, approximately 58% of our revenues and 55% of our operating costs are attributable to Brazil, Canada, Colombia and the EMEA and Asia-Pacific regions, and a large portion of those revenues and costs are denominated in a currency other than the U.S. dollar, primarily the Euro, British pound, Japanese yen, Singapore dollar, Hong Kong dollar, Australian dollar and Brazilian real. To help manage the exposure to foreign currency exchange rate fluctuations, we have implemented a number of hedging programs, in particular:

•	a cash flow hedging program to hedge the forecasted revenues and expenses in our EMEA region;

•	a balance sheet hedging program to hedge the remeasurement of monetary assets and liabilities denominated in foreign currencies; and

•	a net investment hedging program to hedge the long term investments in our foreign subsidiaries.
Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our consolidated balance sheets, statements of operations and statements of cash flows.
We have entered into various foreign currency debt obligations. As of December 31, 2019, the total principal amount of foreign currency debt obligations was $4.4 billion, including $3.1 billion denominated in Euro, $604.3 million denominated in British Pound, $410.1 million denominated in Japanese Yen and $272.7 million denominated in Swedish Krona. As of December 31, 2019, we have designated $4.1 billion of the total principal amount of foreign currency debt obligations as net investment hedges against our net investments in foreign subsidiaries. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge are recorded as a component of other comprehensive income (loss) in the consolidated balance sheets. Fluctuations in the exchange rates between these foreign currencies and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the foreign currency debt obligations at maturity. If the U.S. Dollar would have been weaker or stronger by 10% in comparison to these foreign currencies as of December 31, 2019, we estimate our obligation to cash settle the principal of these foreign currency debt obligations in U.S. Dollars would have increased or decreased by approximately $485.9 million and $397.5 million, respectively.
In 2019, we also entered into cross-currency interest rate swaps where we receive a fixed amount of U.S. Dollars and pay a fixed amount of Euros, with a total notional amount of $750.0 million. The cross-currency interest rate swaps are designated as hedges of our net investment in European operations and changes in the fair value of these swaps are recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheet. If the U.S. Dollar weakened or strengthened by 10% in comparison to Euro, we would have recorded an additional loss of $93.1 million or gain of $76.2 million, respectively, within accumulated other comprehensive income (loss) as of December 31, 2019.
The U.S. Dollar strengthened relative to certain of the currencies of the foreign countries in which we operate during the year ended December 31, 2019. This has impacted our condensed consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. Dollar will continue to impact us in future periods.
With the existing cash flow hedges in place, a hypothetical additional 10% strengthening of the U.S. dollar during the year ended December 31, 2019 would have resulted in a reduction of our revenues and operating expenses, including depreciation and amortization expenses, by approximately $153.7 million and $152.5 million, respectively.
With the existing cash flow hedges in place, a hypothetical additional 10% weakening of the U.S. dollar during the year ended December 31, 2019 would have resulted in an increase of our revenues and operating expenses, including depreciation and amortization expenses, by approximately $188.2 million and $188.4 million, respectively.
We may enter into additional hedging activities in the future to mitigate our exposure to foreign currency risk as our exposure to foreign currency risk continues to increase due to our growing foreign operations; however, we do not currently intend to eliminate all foreign currency transaction exposure.

Commodity Price Risk
Certain operating costs incurred by us are subject to price fluctuations caused by the volatility of underlying commodity prices. The commodities most likely to have an impact on our results of operations in the event of price changes are electricity, supplies and equipment used in our IBX data centers. We closely monitor the cost of electricity at all of our locations. We have entered into several power contracts to purchase power at fixed prices in certain locations in the U.S., Switzerland, Italy, Sweden, Ireland, Bulgaria, Poland, Spain, Portugal, Australia, Brazil, France, Germany, Japan, the Netherlands, Singapore and the United Kingdom.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.
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
Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-1 of this Annual Report on Form 10-K.

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
Changes in Internal Control Over Financial Reporting
There was no change in our internal controls over financial reporting during the fourth quarter of fiscal 2019 that has materially affected, or is reasonable likely to affect, our internal controls over financial reporting. While we implemented certain internal controls related to the adoption of ASC 842, Leases, to ensure we adequately assessed the impact of the new lease accounting standard on our financial statements to facilitate the adoption effective January 1, 2019, we do not believe these have had a material effect on our internal control over financial reporting.

ITEM 9B.	Other Information
There is no disclosure to report pursuant to Item 9B.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated by reference to the Equinix proxy statement for the 2020 Annual Meeting of Stockholders.
We have adopted a Code of Ethics applicable for the Chief Executive Officer and Senior Financial Officers and a Code of Business Conduct. This information is incorporated by reference to the Equinix proxy statement for the 2020 Annual Meeting of Stockholders and is also available on our website, www.equinix.com.

ITEM 11.	Executive Compensation
Information required by this item is incorporated by reference to the Equinix proxy statement for the 2020 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated by reference to the Equinix proxy statement for the 2020 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to the Equinix proxy statement for the 2020 Annual Meeting of Stockholders.

ITEM 14.	Principal Accountant Fees and Services
Information required by this item is incorporated by reference to the Equinix proxy statement for the 2020 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
(a)(1) Financial Statements:
(a)(2) Financial statements and schedules:

Schedule III- Schedule of Real Estate and Accumulated Depreciation at December 31, 2019 with reconciliations for the years ended December 31, 2019, 2018 and 2017	F-66
(a)(3) Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/2015	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/2015	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/2015	2.3

2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	12/6/2016	2.1

2.5	Amendment No. 1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	10-K	12/31/2016	2.5

2.6	Amendment No.2 to the Transaction Agreement, dated April 30, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	5/1/2017	2.1

2.7	Amendment No.3 to the Transaction Agreement, dated June 29, 2018, by and between Verizon Communications Inc. and Equinix, Inc.	10-Q	8/8/2018	2.7

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/2002	3.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/14/2011	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/11/2013	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	3/29/2016	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture for the 2023 Notes dated March 5, 2013 between Equinix, Inc. and U.S. Bank National Association as trustee.	8-K	3/5/2013	4.3

4.3	Form of 5.375% Senior Note due 2023 (see Exhibit 4.2).

4.4	Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/20/2014	4.1

4.5	First Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/20/2014	4.2

4.6	Form of 5.375% Senior Note due 2022 (see Exhibit 4.5).

4.7	Second Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/20/2014	4.4

4.8	Form of 5.750% Senior Note due 2025 (see Exhibit 4.7).

4.9	Third Supplemental Indenture, dated as of December 4, 2015, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	12/4/2015	4.2

4.10	Form of 5.875% Senior Note due 2026 (see Exhibit 4.9).

4.11	Fourth Supplemental Indenture, dated as of March 22, 2017 between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/22/2017	4.2

4.12	Form of 5.375% Senior Notes due 2027 (see Exhibit 4.11).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
4.13	Fifth Supplemental Indenture, dated as of September 20, 2017 among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent.	8-K	9/20/2017	4.2

4.14	Form of 2.875% Senior Notes due 2025 (see Exhibit 4.13).

4.15	Indenture, dated as of December 12, 2017, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	12/5/2017	4.1

4.16	Supplemental Indenture, dated as of December 12, 2017, among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent.	8-K	12/5/2017	4.2

4.17	Form of 2.875% Senior Notes due 2026 (see Exhibit 4.16).

4.18	Second Supplemental Indenture, dated as of March 14, 2018, among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent.	8-K	3/14/2018	4.2

4.19	Form of 2.875% Senior Notes due 2024 (see Exhibit 4.18).

4.20	Third Supplemental Indenture, dated as of April 2, 2018, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	4/3/2018	4.2

4.21	Form of 5.00% Senior Notes due April 2020 (see Exhibit 4.20).

4.22	Form of 5.00% Senior Notes due October 2020 (see Exhibit 4.20).

4.23	Form of 5.00% Senior Notes due April 2021 (see Exhibit 4.20).

4.24	Fourth Supplemental Indenture, dated as of November 18,2019, among Equinix, Inc and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.2

4.25	Form of 2.625% Senior Notes due 2024 (See Exhibit 4.26).

4.26	Fifth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.4

4.27	Form of 2.900% Senior Notes due 2026 (See Exhibit 4.28).

4.28	Sixth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.6

4.29	Form of 3.200% Senior Notes due 2029 (See Exhibit 4.30)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
4.30	Form of Registrant's Common Stock Certificate.	10-K	12/31/2014	4.13

4.31	Description of Securities				X

10.1**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.2**	2000 Equity Incentive Plan, as amended.	10-K	12/31/2016	10.2

10.3**	2000 Director Option Plan, as amended.	10-K	12/31/2016	10.3

10.4**	2001 Supplemental Stock Plan, as amended.	10-K	12/31/2016	10.4

10.5**	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	10-Q	6/30/2014	10.5

10.6**	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company	2/5/2007	10.9

10.7**	Repatriation Agreement by and between Equinix, Inc. and Eric Schwartz dated June 5.	10-Q	6/30/2019	10.17

10.8**	2017 Form of Revenue/AFFO Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2017	10.35

10.9**	2017 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2017	10.36

10.10**	2017 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2017	10.37

10.11**	2018 Form of Revenue/AFFO Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2018	10.31

10.12**	2018 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2018	10.32

10.13**	2018 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2018	10.33

10.14**	2019 Equinix, Inc. Annual Incentive Plan.	10-Q	3/31/2019	10.28

10.15**	2019 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2019	10.29

10.16**	2019 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2019	10.30

10.17**	2019 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2019	10.31

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.18	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014.	10-Q	9/30/2014	10.67

10.19	Share Purchase Agreement with Digital Realty Trust, L.P., relating to the sale and purchase of shares in TelecityGroup UK LON Limited, Telecity Netherlands AMS01 AMS04 BV, Equinix Real Estate (TCY AMS04) B.V. and TelecityGroup Germany Fra2 GmbH, dated May 14, 2016.	10-Q	6/30/2016	10.55

10.20	Credit Agreement dated as of December 12, 2017 among Equinix, Inc. as Borrower, The Guarantors Parties (defined therein), Bank of America, N.A., as Administrative Agent, Lender and L/C issuer, Barclays Bank PLS, Goldman Sachs Bank USA, HSBC Securities (USA) Inc. ING Capital LLC, TD Securities (USA) LLC, and Wells Fargo Bank, National Association as Co-Documentation Agents, the Other Lenders Party (defined therein) and Bank of America, N.A., Citibank, N.A., JPMorgan Chase Bank, N.A., MUFG, and RBC Capital Markets as Joint Lead Arrangers and Joint Book Runners.	10-K	12/31/2017	10.40

10.21	Consent and First Amendment to Credit Agreement, dated as of June 28, 2018 by and among Equinix, Inc. as Borrower, the Guarantors (defined therein), the Lenders (as such term is defined in the Credit Agreement referred to therein), and BANK OF AMERICA, N.A., as Administrative Agent.	10-Q	8/8/2018	10.35

10.22	Second Amendment to Credit Agreement, dated as of July 26, 2018, by and between Equinix, Inc. as Borrower, the financial institutions defined therein, MUFG Bank, Ltd., as Technical Agent and Bank of America, N.A. as Administrative Agent, under that certain Credit Agreement dated December 12, 2017.	10-Q	8/8/2018	10.36

10.23	Third Amendment to Credit Agreement, dated as of April 26, 2019, by and among Equinix, Inc., Delaware corporation ("Equinix" or the "Borrower"), each "Lender" (as such term is defined in the Credit Agreement referred to therein) party hereto, and BANK OF AMERICA, N.A., as Administrative Agent, under that certain Credit Agreement dated December 12, 2017.	10-Q	6/30/2019	10.34

10.24**	Relocation Letter Agreement by and between Equinix, Inc. and Charles Meyers dated October 12, 2018.	10-K	2/22/2019	10.37

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.25**	Change in Control Severance Agreement between Equinix, Inc and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.25

10.26**	Change in Control Severance Agreement between Equinix, Inc and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.26

10.27**	Change in Control Severance Agreement between Equinix, Inc and Karl Strohmeyer dated October 3, 2019.	10-Q	9/30/2019	10.27

10.28**	Change in Control Severance Agreement between Equinix, Inc and Peter Van Camp dated October 3, 2019.	10-Q	9/30/2019	10.28

10.29**	Change in Control Severance Agreement between Equinix, Inc and Charles Meyers dated October 4, 2019.	10-Q	9/30/2019	10.29

10.30**	Change in Control Severance Agreement between Equinix, Inc and Eric Schwartz dated October 3, 2019.	10-Q	9/30/2019	10.30

10.31**	Change in Control Severance Agreement between Equinix, Inc and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.31

10.32**	Change in Control Severance Agreement between Equinix, Inc and Sara Baack dated October 3, 2019.	10-Q	9/30/2019	10.32

10.33**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Sara Baack dated October 3, 2019.	10-Q	9/30/2019	10.33

10.34**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Charles Meyers dated October 4, 2019.	10-Q	9/30/2019	10.34

10.35**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Eric Schwartz dated October 3, 2019.	10-Q	9/30/2019	10.35

10.36**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.36

10.37**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.37

10.38**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.38

10.39**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Karl Strohmeyer dated October 3, 2019.	10-Q	9/30/2019	10.39

10.40**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Peter Van Camp dated October 3, 2019.	10-Q	9/30/2019	10.4

21.1	Subsidiaries of Equinix, Inc.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

(b)	Exhibits.
See (a) (3) above.

(c)	Financial Statement Schedule.
See (a) (2) above.

ITEM 16.	Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUINIX, INC. (Registrant)

February 21, 2020	By	/s/ CHARLES MEYERS
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

Signature	Title	Date
/s/ CHARLES MEYERS	Chief Executive Officer and President (Principal Executive Officer)	February 21, 2020
Charles Meyers
/s/ KEITH D. TAYLOR	Chief Financial Officer (Principal Financial Officer)	February 21, 2020
Keith D. Taylor
/s/ SIMON MILLER	Chief Accounting Officer (Principal Accounting Officer)	February 21, 2020
Simon Miller
/s/ PETER F. VAN CAMP	Executive Chairman	February 21, 2020
Peter F. Van Camp
/s/ THOMAS A. BARTLETT	Director	February 21, 2020
Thomas A. Bartlett
/s/ NANCI CALDWELL	Director	February 21, 2020
Nanci Caldwell
/s/ ADAIRE FOX-MARTIN	Director	February 21, 2020
Adaire Fox-Martin
/s/ GARY F. HROMADKO	Director	February 21, 2020
Gary F. Hromadko
/s/ SCOTT G. KRIENS	Director	February 21, 2020
Scott G. Kriens
/s/ WILLIAM K. LUBY	Director	February 21, 2020
William K. Luby
/s/ IRVING F. LYONS, III	Director	February 21, 2020
Irving F. Lyons, III
/s/ CHRISTOPHER B. PAISLEY	Director	February 21, 2020
Christopher B. Paisley
/s/ SANDRA RIVERA	Director	February 21, 2020
Sandra Rivera

Index to Exhibits

Exhibit Number	Description of Document

4.31	Description of Securities

21.1	Subsidiaries of Equinix, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Document.

101. PRE	Inline XBRL Taxonomy Extension Presentation Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Equinix, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Equinix, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity and other comprehensive income (loss) and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of January 1, 2019 and the manner in which it accounts for revenue from contracts with customers as of January 1, 2018.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Income taxes - Real estate investment trust asset tests

As described in Notes 1 and 14 to the consolidated financial statements, the Company recorded income tax expense of $185.4 million for the year ended December 31, 2019. The Company has been operating as a real estate investment trust for federal income tax purposes (“REIT”) effective January 1, 2015. As a result, the Company may deduct the distributions made to its stockholders from taxable income generated by the Company and its qualified REIT subsidiaries ("QRSs"). The Company’s qualification and taxation as a REIT depends on its satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.  The Company’s ability to satisfy quarterly asset tests depends upon its analysis and the fair market values of its REIT and non-REIT assets. For purposes of the quarterly REIT asset tests, management estimates the fair market value of assets within its QRSs and taxable REIT subsidiaries (“TRSs”) using a discounted cash flow approach, by calculating the present value of forecasted future cash flows. Management applies discount rates based on industry benchmarks relative to the market and forecasting risks. Other significant assumptions used by management to estimate the fair market value of assets in QRSs and TRSs include projected revenue growth, projected operating margins, and projected capital expenditures. Management revisits significant assumptions periodically to reflect any changes due to business or economic environment.

The principal considerations for our determination that performing procedures relating to the REIT asset tests is a critical audit matter are (i) there was significant judgment by management in determining the fair market value of REIT and non-REIT assets, which in turn led to a high degree of subjectivity in performing procedures relating to the REIT asset test, (ii) there was significant audit effort and judgment in evaluating audit evidence related to the significant assumptions used in the REIT asset test, including the discount rates, projected revenue growth, projected operating margins, and projected capital expenditures, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the REIT asset test, including controls over the determination of the fair market value of REIT and non-REIT assets. These procedures also included, among others, testing management’s process for estimating the fair market value of the REIT and non-REIT assets; evaluating the appropriateness of the discounted cash flow approach; testing the completeness and accuracy of underlying data used in the approach; and evaluating the significant assumptions used by management, including the discount rates, projected revenue growth, projected operating margins, and projected capital expenditures. Evaluating management’s assumptions related to projected revenue growth, projected operating margins, and projected capital expenditures involved considering the current and past performance of the Company, economic and industry trends, as well as whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow approach and certain significant assumptions, including the discount rates.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 21, 2020
We have served as the Company's auditor since 2000.

EQUINIX, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$1,869,577	$606,166
Short-term investments	10,362	4,540
Accounts receivable, net of allowance for doubtful accounts of $13,026 and $15,950	689,134	630,119
Other current assets	303,543	274,857
Total current assets	2,872,616	1,515,682
Property, plant and equipment, net	12,152,597	11,026,020
Operating lease right-of-use assets	1,475,367	—
Goodwill	4,781,858	4,836,388
Intangible assets, net	2,102,389	2,333,296
Other assets	580,788	533,252
Total assets	$23,965,615	$20,244,638
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$760,718	$756,692
Accrued property, plant and equipment	301,535	179,412
Current portion of operating lease liabilities	145,606	—
Current portion of finance lease liabilities	75,239	77,844
Current portion of mortgage and loans payable	77,603	73,129
Current portion of senior notes	643,224	300,999
Other current liabilities	153,938	126,995
Total current liabilities	2,157,863	1,515,071
Operating lease liabilities, less current portion	1,315,656	—
Finance lease liabilities, less current portion	1,430,882	1,441,077
Mortgage and loans payable, less current portion	1,289,434	1,310,663
Senior notes, less current portion	8,309,673	8,128,785
Other liabilities	621,725	629,763
Total liabilities	15,125,233	13,025,359
Commitments and contingencies (Note 15)
Equinix stockholders' equity:
Preferred stock, $0.001 par value per share: 100,000,000 shares authorized in 2019 and 2018; zero shares issued and outstanding	—	—
Common stock, $0.001 par value per share: 300,000,000 shares authorized in 2019 and 2018; 85,700,953 issued and 85,308,386 outstanding in 2019 and 81,119,117 issued and 80,722,258 outstanding in 2018	86	81
Additional paid-in capital	12,696,433	10,751,313
Treasury stock, at cost; 392,567 shares in 2019 and 396,859 shares in 2018	(144,256)	(145,161)
Accumulated dividends	(4,168,469)	(3,331,200)
Accumulated other comprehensive loss	(934,613)	(945,702)
Retained earnings	1,391,425	889,948
Total Equinix stockholders' equity	8,840,606	7,219,279
Non-controlling interests	(224)	—
Total stockholders' equity	8,840,382	7,219,279
Total liabilities and stockholders' equity	$23,965,615	$20,244,638

See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Revenues	$5,562,140	$5,071,654	$4,368,428
Costs and operating expenses:
Cost of revenues	2,810,184	2,605,475	2,193,149
Sales and marketing	651,046	633,702	581,724
General and administrative	935,018	826,694	745,906
Transaction costs	24,781	34,413	38,635
Impairment charges	15,790	—	—
Gain on asset sales	(44,310)	(6,013)	—
Total costs and operating expenses	4,392,509	4,094,271	3,559,414
Income from operations	1,169,631	977,383	809,014
Interest income	27,697	14,482	13,075
Interest expense	(479,684)	(521,494)	(478,698)
Other income	27,778	14,044	9,213
Loss on debt extinguishment	(52,825)	(51,377)	(65,772)
Income before income taxes	692,597	433,038	286,832
Income tax expense	(185,352)	(67,679)	(53,850)
Net income	507,245	365,359	232,982
Net loss attributable to non-controlling interests	205	—	—
Net income attributable to Equinix	$507,450	$365,359	$232,982

Earnings per share ("EPS") attributable to Equinix:
Basic EPS	$6.03	$4.58	$3.03
Weighted-average shares for basic EPS	84,140	79,779	76,854
Diluted EPS	$5.99	$4.56	$3.00
Weighted-average shares for diluted EPS	84,679	80,197	77,535
See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net income	$507,245	$365,359	$232,982
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment ("CTA") gain (loss), net of tax effects of $(51), $4,419 and $0	(58,334)	(421,743)	454,269
Net investment hedge CTA gain (loss), net of tax effects of $10, $1,358 and $0	73,294	219,628	(235,292)
Unrealized gain on available-for-sale securities, net of tax effects of $0, $0 and $(10)	—	—	14
Unrealized gain (loss) on cash flow hedges, net of tax effects of $2,938, $(14,557) and $18,542	(3,842)	43,671	(54,895)
Net actuarial gain (loss) on defined benefit plans, net of tax effects of $(9), $(15) and $39	(48)	55	(143)
Total other comprehensive income (loss), net of tax	11,070	(158,389)	163,953
Comprehensive income, net of tax	518,315	206,970	396,935
Net loss attributable to non-controlling interests	205	—	—
Other comprehensive loss attributable to non-controlling interests	19	—	—
Comprehensive income attributable to Equinix	$518,539	$206,970	$396,935
See accompanying notes to consolidated financial statements.

EQUINIX, INC. Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) For the Three Years Ended December 31, 2019 (in thousands, except share data)

							AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Dividends
	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	71,817,430	$72	(408,415)	$(147,559)	$7,413,519	$(1,969,645)	$(949,142)	$18,584	$4,365,829	$—	$4,365,829
Adjustment from adoption of new accounting standard	—	—	—	—	—	—	—	1,123	1,123	—	1,123
Net income	—	—	—	—	—	—	—	232,982	232,982	—	232,982
Other comprehensive income	—	—	—	—	—	—	163,953	—	163,953	—	163,953
Issuance of common stock in public offering of common stock, net	6,069,444	6	—	—	2,126,333	—	—	—	2,126,339	—	2,126,339
Issuance of common stock and release of treasury stock for employee equity awards	790,329	1	6,073	1,239	40,449	—	—	—	41,689	—	41,689
Issuance of common stock under ATM Program	763,201	—	—	—	355,082	—	—	—	355,082	—	355,082
Dividend distribution on common stock, $8.00 per share	—	—	—	—	—	(612,085)	—	—	(612,085)	—	(612,085)
Settlement of accrued dividends on vested equity awards	—	—	—	—	4,280	(890)	—	—	3,390	—	3,390
Accrued dividends on unvested equity awards	—	—	—	—	—	(10,172)	—	—	(10,172)	—	(10,172)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	181,660	—	—	—	181,660	—	181,660
Balance as of December 31, 2017	79,440,404	79	(402,342)	(146,320)	10,121,323	(2,592,792)	(785,189)	252,689	6,849,790	—	6,849,790
Adjustment from adoption of new accounting standard	—	—	—	—	—	—	(2,124)	271,900	269,776	—	269,776
Net income	—	—	—	—	—	—	—	365,359	365,359	—	365,359
Other comprehensive loss	—	—	—	—	—	—	(158,389)	—	(158,389)	—	(158,389)
Issuance of common stock and release of treasury stock for employee equity awards	747,779	1	5,483	1,159	48,976	—	—	—	50,136	—	50,136
Issuance of common stock under ATM Program	930,934	1	—	—	388,171	—	—	—	388,172	—	388,172
Dividend distribution on common stock, $9.12 per share	—	—	—	—	—	(727,448)	—	—	(727,448)	—	(727,448)
Settlement of accrued dividends on vested equity awards	—	—	—	—	2,319	(876)	—	—	1,443	—	1,443
Accrued dividends on unvested equity awards	—	—	—	—	—	(10,084)	—	—	(10,084)	—	(10,084)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	189,799	—	—	—	189,799	—	189,799
Noncontrolling interests	—	—	—	—	725	—	—	—	725	—	725

EQUINIX, INC. Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) - continued For the Three Years Ended December 31, 2019 (in thousands, except share data)

							AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Dividends
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	81,119,117	81	(396,859)	(145,161)	10,751,313	(3,331,200)	(945,702)	889,948	7,219,279	—	7,219,279
Adjustment from adoption of new accounting standard	—	—	—	—	—	—	—	(5,973)	(5,973)	—	(5,973)
Net income (loss)	—	—	—	—	—	—	—	507,450	507,450	(205)	507,245
Other comprehensive income (loss)	—	—	—	—	—	—	11,089	—	11,089	(19)	11,070
Issuance of common stock and release of treasury stock for employee equity awards	692,706	1	4,292	905	51,111	—	—	—	52,017	—	52,017
Issuance of common stock for equity offering	2,985,575	3	—	—	1,213,431	—	—	—	1,213,434	—	1,213,434
Issuance of common stock under ATM Program	903,555	1	—	—	447,541	—	—	—	447,542	—	447,542
Dividend distribution on common stock, $9.84 per share	—	—	—	—	—	(825,893)	—	—	(825,893)	—	(825,893)
Settlement of accrued dividends on vested equity awards	—	—	—	—	308	(688)	—	—	(380)	—	(380)
Accrued dividends on unvested equity awards	—	—	—	—	—	(10,688)	—	—	(10,688)	—	(10,688)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	232,729	—	—	—	232,729	—	232,729
Balance as of December 31, 2019	85,700,953	$86	(392,567)	$(144,256)	$12,696,433	$(4,168,469)	$(934,613)	$1,391,425	$8,840,606	$(224)	$8,840,382
See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$507,245	$365,359	$232,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,088,559	1,024,073	865,472
Stock-based compensation	236,539	180,716	175,500
Amortization of intangible assets	196,278	203,416	177,008
Amortization of debt issuance costs and debt discounts and premiums	13,042	13,618	24,449
Provision for allowance for doubtful accounts	8,459	7,236	5,627
Impairment charges	15,790	—	—
Gain on asset sales	(44,310)	(6,013)	—
Loss on debt extinguishment	52,825	51,377	65,772
Other items	11,620	19,660	(11,243)
Changes in operating assets and liabilities:
Accounts receivable	(26,909)	(52,931)	(161,774)
Income taxes, net	32,495	(10,670)	(34,936)
Other assets	(100,144)	(47,635)	20,180
Operating lease right-of-use assets	149,031	—	—
Operating lease liabilities	(152,091)	—	—
Accounts payable and accrued expenses	(27,928)	35,495	74,488
Other liabilities	32,227	31,725	5,708
Net cash provided by operating activities	1,992,728	1,815,426	1,439,233
Cash flows from investing activities:
Purchases of investments	(60,909)	(65,180)	(57,926)
Sales and maturities of investments	40,386	85,777	46,421
Business acquisitions, net of cash and restricted cash acquired	(34,143)	(829,687)	(3,963,280)
Purchases of real estate	(169,153)	(182,418)	(95,083)
Purchases of other property, plant and equipment	(2,079,521)	(2,096,174)	(1,378,725)
Proceeds from sale of assets, net of cash transferred	358,773	12,154	47,767
Net cash used in investing activities	(1,944,567)	(3,075,528)	(5,400,826)
Cash flows from financing activities:
Proceeds from employee equity awards	52,018	50,136	41,696
Payment of dividends and special distribution	(836,164)	(738,600)	(621,497)
Proceeds from public offering of common stock, net of issuance costs	1,660,976	388,172	2,481,421
Proceeds from senior notes, net of debt discounts	2,797,906	929,850	3,628,701
Proceeds from loans payable	—	424,650	2,056,876
Repayment of senior notes	(2,206,289)	—	(500,000)
Repayment of finance lease liabilities	(126,486)	(103,774)	(93,470)
Repayment of mortgage and loans payable	(73,227)	(447,473)	(2,277,798)
Debt extinguishment costs	(43,311)	(20,556)	(26,122)
Debt issuance costs	(23,341)	(12,218)	(81,047)
Other financing activities	—	725	(900)
Net cash provided by financing activities	1,202,082	470,912	4,607,860
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	8,766	(33,907)	31,187
Net increase (decrease) in cash, cash equivalents and restricted cash	1,259,009	(823,097)	677,454
Cash, cash equivalents and restricted cash at beginning of period	627,604	1,450,701	773,247
Cash, cash equivalents and restricted cash at end of period	$1,886,613	$627,604	$1,450,701
Supplemental cash flow information
Cash paid for taxes	$136,583	$93,375	$72,641
Cash paid for interest	$553,815	$496,795	$444,793

Cash and cash equivalents	$1,869,577	$606,166	$1,412,517
Current portion of restricted cash included in other current assets	7,090	10,887	26,919
Non-current portion of restricted cash included in other assets	9,946	10,551	11,265
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$1,886,613	$627,604	$1,450,701

See accompanying notes to consolidated financial statements.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Business and Summary of Significant Accounting Policies
Nature of Business
Equinix, Inc. ("Equinix" or the "Company") was incorporated in Delaware on June 22, 1998. Equinix provides colocation space and related offerings. Global enterprises, content providers, financial companies and network service providers rely upon Equinix's insight and expertise to safehouse and connect their most valued information assets. The Company operates International Business ExchangeTM ("IBX®") data centers, or IBX data centers, across the Americas; Europe, Middle East and Africa ("EMEA") and Asia-Pacific geographic regions where customers directly interconnect with a network ecosystem of partners and customers. More than 1,800 network service providers offer access to the world's internet routes inside the Company's IBX data centers. This access to internet routes provides Equinix customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location. As of December 31, 2019, the Company operated 204 IBX data centers in 53 markets across five continents.
The Company has been operating as a real estate investment trust for federal income tax purposes ("REIT") effective January 1, 2015. See "Income Taxes" in Note 14 below for additional information.
Basis of Presentation, Consolidation and Foreign Currency
The accompanying consolidated financial statements include the accounts of Equinix and its subsidiaries, including the acquisitions of:

•	Switch Datacenters' AMS1 data center business in Amsterdam, Netherlands from April 18, 2019;

•	Metronode from the Ontario Teachers' Pension Plan Board (the "Metronode Acquisition") from April 18, 2018;

•	Infomart Dallas, including its operations and tenants, from ASB Real Estate Investments (the "Infomart Dallas Acquisition") from April 2, 2018;

•	Itconic, a data center business in Spain and Portugal from October 9, 2017;

•	Zenium's data center business in Istanbul from October 6, 2017;

•
certain colocation business from Verizon Communications Inc. ("Verizon") consisting of 29 data center buildings located in the United States ("U.S."), Brazil and Colombia (the "Verizon Data Center Acquisition") from May 1, 2017;

•	IO UK's data center operating business in Slough, United Kingdom ("IO Acquisition") from February 3, 2017.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with the accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the allowance for doubtful accounts, fair values of financial instruments, intangible assets and goodwill, and assets acquired and liabilities assumed from acquisitions, useful lives of intangible assets and property, plant and equipment, leases, asset retirement obligations, other accruals, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cash, Cash Equivalents and Short-Term Investments
The Company considers all highly liquid instruments with an original maturity from the date of purchase of 90 days or less to be cash equivalents. Cash equivalents consist of money market mutual funds and certificates of deposit with original maturities up to 90 days. Short-term investments generally consist of certificates of deposit with original maturities of between 90 days and 1 year. Publicly traded equity securities are measured at fair value with changes in the fair values recognized within other income (expense) in the Company's consolidated statements of operations. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades.
Equity Method Investments
The Company enters into joint venture or partnership arrangements to invest in certain entities for business development objectives. At the inception of these arrangements, the Company assesses its interests with other entities to determine whether any of such entities meet the definition of a variable interest entity ("VIE"). A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. The Company is required to consolidate the assets and liabilities of VIEs when it is deemed to be the primary beneficiary. The primary beneficiary of a VIE is the entity that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. As of December 31, 2019, the Company concluded that it did not have any significant investments in entities that are deemed to be VIEs.
The Company’s investments in joint ventures and partnerships are generally accounted for under the equity method of accounting, as the Company concluded it does not have control, but has the ability to exercise significant influence over the investees. Equity method investments are initially measured at cost, or at fair value for a retained investment in the common stock of an investee in a deconsolidation transaction. Equity investments are subsequently adjusted for cash contributions, distributions and the Company's share of the income and losses of the investees. The Company records its equity method investments in other assets in the consolidated balance sheet. The Company's proportionate share of the income or loss from its equity method investments are recorded in other income in the consolidated statement of operations. The Company reviews its investments periodically to determine if any investments may be impaired considering both qualitative and quantitative factors that may have a significant impact on the investees' fair value. The Company did not record any impairment charges related to its equity method investments for the years ended December 31, 2019, 2018 and 2017.
Non-marketable Equity Investments
The Company also has investments in non-marketable equity securities, where the Company does not have the ability to exercise significant influence over the investees. The Company elected the measurement alternative under which the securities are measured at cost minus impairment, if any, and adjusted for changes resulting from qualifying observable price changes. The Company records non-marketable equity investment in other assets in the consolidated balance sheet. The Company reviews its non-marketable equity investments quarterly to determine if any investments may be impaired considering both qualitative and quantitative factors that may have a significant impact on the investees' fair value. The Company did not record any impairment charges related to its non-marketable equity investments for the years ended December 31, 2019, 2018 and 2017.
Financial Instruments and Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Risks associated with cash and cash equivalents and short-term investments are mitigated by the Company's investment policy, which limits the Company's investing to only those marketable securities rated at least A-1/P-1 Short Term Rating or A-/A3 Long Term Rating, as determined by independent credit rating agencies.
A significant portion of the Company's customer base is comprised of businesses throughout the Americas. However, a portion of the Company's revenues are derived from the Company's EMEA and Asia-Pacific operations.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth percentages of the Company's revenues by geographic region for the years ended December 31:

	2019	2018	2017
Americas	47%	49%	50%
EMEA	32%	31%	31%
Asia-Pacific	21%	20%	19%

No single customer accounted for greater than 10% of accounts receivable or revenues as of or for the years ended December 31, 2019, 2018 and 2017.
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
The Company's estimated useful lives of its property, plant and equipment are as follows:

Core systems	3-40 years
Buildings	12-58 years
Leasehold improvements	12-40 years
Personal Property	3-10 years

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
The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable such as a significant decrease in market price of an asset, a significant adverse change in the extent or manner in which an asset is being used or in its physical condition, a significant adverse change in legal factors or business climate that could affect the value of an asset or a continuous deterioration of the Company's financial condition. Recoverability of assets to be held and used is assessed by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not record any impairment charges related to its property, plant and equipment during the years ended December 31, 2019, 2018 and 2017.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company enters into non-cancellable lease arrangements as the lessee primarily for its data center spaces, office spaces and equipment. Assets acquired through finance leases are included in property, plant and equipment, net on the consolidated balance sheets. In addition, a portion of the Company's property, plant and equipment are used for revenue arrangements which are accounted for as operating leases where the Company is the lessor.
Assets Held for Sale
Assets and liabilities to be disposed of that meet all of the criteria to be classified as held for sale are reported at the lower of their carrying amounts or fair values less costs to sell. The Company recorded an impairment charge of $15.8 million relating to assets held for sale for the year ended December 31, 2019. Assets are not depreciated or amortized while they are classified as held for sale. For further information on the Company's assets held for sale, see Note 5.
Asset Retirement Costs and Asset Retirement Obligations
The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. Subsequent to the initial measurement, the Company accretes the liability in relation to the asset retirement obligations over time and the accretion expense is recorded as a cost of revenue. The Company's asset retirement obligations are primarily related to its IBX data centers, of which the majority are leased under long-term arrangements and are required to be returned to the landlords in their original condition. The majority of the Company's IBX data center leases have been subject to significant development by the Company in order to convert them from, in most cases, vacant buildings or warehouses into IBX data centers. For further information on the Company's leases, see Note 10.
Goodwill and Other Intangible Assets
The Company has three reportable segments comprised of the 1) Americas, 2) EMEA and 3) Asia-Pacific geographic regions, which the Company also determined are its reporting units. Goodwill is not amortized and is tested for impairment at least annually or more often if and when circumstances indicate that goodwill is not recoverable.
The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors considered in the assessment include industry and market conditions, overall financial performance, and other relevant events and factors affecting the reporting unit. If, after assessing the qualitative factors, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing a quantitative impairment test is unnecessary. However, if the Company concludes otherwise, then it is required to perform a quantitative goodwill impairment test. The quantitative impairment test, which is used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss.
As of December 31, 2019, 2018 and 2017, the Company concluded that it was more likely than not that goodwill attributed to the Company's Americas, EMEA and Asia-Pacific reporting units was not impaired as the fair value of each reporting unit exceeded the carrying value of its respective reporting unit, including goodwill.
Substantially all of the Company's intangible assets are subject to amortization and are amortized using the straight-line method over their estimated period of benefit. The Company performs a review of intangible assets for impairment by assessing events or changes in circumstances that indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is assessed by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not record any impairment charges related to its other intangible assets during the years ended December 31, 2019, 2018 and 2017.
For further information on goodwill and other intangible assets, see Note 3 and Note 7 below.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Debt Issuance Costs
Costs and fees incurred upon debt issuances are capitalized and are amortized over the life of the related debt based on the effective interest method. Such amortization is included as a component of interest expense. Debt issuance costs related to outstanding debt are presented as a reduction of the carrying amount of the debt obligation and debt issuance costs related to the revolving credit facility are presented as other assets.
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
The Company uses the forward method to assess effectiveness of qualifying foreign currency forwards that are designated as cash flow hedges, whereby, the change in the fair value of the derivative is recorded in other comprehensive income (loss) and reclassified to the same line item in the consolidated statement of operations that is used to present the earnings effect of the hedged item when the hedged item affects earnings. The Company uses the spot method to assess effectiveness of qualifying foreign currency exchange options that are designated as cash flow hedges, whereby, the change in fair value due to foreign currency exchange spot rates is recorded in other comprehensive income (loss) and reclassified to the same line item in the consolidated statement of operations that is used to present the earnings effect of the hedged item when the hedged item affects earnings, and the change in fair value of the excluded component is recorded in other comprehensive income (loss) and amortized on a straight-line basis to the same line item in the consolidated statement of operations that is used to present the earnings effect of the hedged item. When two or more derivative instruments in combination are jointly designated as a cash flow hedging instrument, as with foreign currency exchange option collars, they are treated as a single instrument. If the hedge relationship is terminated for any derivatives designated as cash flow hedges, then the change in fair value of the derivative recorded in other comprehensive income (loss) is recognized in earnings when the previously hedged item affects earnings, consistent with the original hedge strategy. For hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, then any related derivative amounts recorded in other comprehensive income (loss) are immediately recognized in earnings.
From time to time, the Company enters into treasury lock agreements to add stability to interest expense and to manage its exposure to interest rate movements. A treasury lock is a synthetic forward sale of a U.S. treasury note which is settled in cash based upon the difference between an agreed upon treasury rate and the prevailing treasury rate at settlement. It is entered into to effectively fix the treasury rate component of an upcoming debt issuance. The treasury lock transactions are designated as cash flow hedges, with all changes in value reported in other comprehensive income (loss). Subsequent to settlement, amounts in other comprehensive income are reclassified to interest expense as interest payments are accrued on the debt.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Fair Value of Financial Instruments
The carrying value of the Company's cash and cash equivalents, short-term investments and derivative instruments represent their fair value, while the Company's accounts receivable, accounts payable and accrued expenses and accrued property, plant and equipment approximate their fair value due primarily to the short-term maturity of the related instruments. The fair value of the Company's debt, which is traded in the public debt market, is based on quoted market prices. The fair value of the Company's debt, which is not publicly traded, is estimated by considering the Company's credit rating, current rates available to the Company for debt of the same remaining maturities and terms of the debt.
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
Leases
The Company determines if an arrangement is or contains a lease at its inception. The Company enters into lease arrangements primarily for data center spaces, office spaces and equipment. The Company recognizes a right-of-use ("ROU") asset and lease liability on the consolidated balance sheet for all leases with a term longer than 12 months, including renewals.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The majority of the Company's lease arrangements include options to extend the lease. If the Company is reasonably certain to exercise such options, the periods covered by the options are included in the lease term. The depreciable lives of certain fixed assets and leasehold improvements are limited by the expected lease term. The Company has certain leases with an initial term of 12 months or less. For such leases, the Company elected not to recognize any ROU asset or lease liability on the consolidated balance sheet. The Company has lease agreements with lease and non-lease components. The Company elected to account for the lease and non-lease components as a single lease component for all classes of underlying assets for which the Company has identified lease arrangements.
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
Under the revenue accounting guidance, revenues are recognized when control of these products and services is transferred to its customers, in an amount that reflects the consideration it expects to be entitled to in exchange for the products and services. Revenues from recurring revenue streams are generally billed monthly and recognized ratably over the term of the contract, generally 1 to 3 years for IBX data center colocation customers. Non-recurring installation fees, although generally paid upfront upon installation, are deferred and recognized ratably over the contract term. Professional service fees and equipment sales are recognized in the period when the services were provided. For the contracts with customers that contain multiple performance obligations, the Company accounts for individual performance obligations separately if they are distinct or as a series of distinct obligations if the individual performance obligations meet the series criteria. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The transaction price is allocated to the separate performance obligation on a relative standalone selling price basis. The standalone selling price is determined based on overall pricing objectives, taking into consideration market conditions, geographic locations and other factors. Other judgments include determining if any variable consideration should be included in the total contract value of the arrangement such as price increases.
Revenue is generally recognized on a gross basis as a principal versus on a net basis as an agent, as the Company is primarily responsible for fulfilling the contract, bears inventory risk and has discretion in establishing the price when selling to the customer. To the extent the Company does not meet the criteria for recognizing revenue on a gross basis, the Company records the revenue on a net basis. Revenue from contract settlements, when a customer wishes to

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

terminate their contract early, is treated as a contract modification and recognized ratably over the remaining term of the contract, if any.
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
The Company enters into revenue contracts with customers for data centers and office spaces, which contain both lease and non-lease components. The Company elected to adopt the practical expedient which allows lessors to combine lease and non-lease components, by underlying class of asset, and account for them as one component if they have the same timing and pattern of transfer. The combined component is accounted for in accordance with the current lease accounting guidance ("Topic 842") if the lease component is predominant, and in accordance with the current revenue accounting guidance ("Topic 606") if the non-lease component is predominant. Lessors are permitted to adopt this practical expedient on a retrospective or prospective basis. The Company elected to apply the practical expedient prospectively based on classes of underlying assets. In general, customer contracts for data centers are accounted for under Topic 606 and Customer contracts for the use of office space are accounted for under Topic 842, which are generally classified as operating leases and are recognized on a straight-line basis over the lease term.
Certain customer agreements are denominated in currencies other than the functional currencies of the parties involved. Under applicable accounting rules, the Company is deemed to have foreign currency forward contracts embedded in these contracts. The Company assessed these embedded contracts and concluded them to be foreign currency embedded derivatives (see Note 8). These instruments are separated from their host contracts and held on the Company's consolidated balance sheet at their fair value. The majority of these foreign currency embedded derivatives arise in certain of the Company's subsidiaries where the local currency is the subsidiary's functional currency and the customer contract is denominated in the U.S. dollar. Changes in their fair values are recognized within revenues in the Company's consolidated statements of operations.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credits carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected more likely than not to be realized in the future. A tax benefit from an uncertain income tax position may be recognized in the financial statements only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority's widely understood administrative practices and precedents. Recognized income tax positions are measured at the largest amount that has a greater than 50 percent likelihood of being realized. Any subsequent changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with its 2015 taxable year. As a result, the Company may deduct the distributions made to its stockholders from taxable income generated by the Company and its qualified REIT subsidiaries ("QRSs"). The Company's dividends paid deduction generally eliminates the U.S. federal taxable income of the Company and its QRSs, resulting in no U.S. income tax due. However, the Company's taxable REIT subsidiaries ("TRSs") will continue to be subject to the U.S. corporate income taxes on any taxable income generated by them. In addition, the foreign operations of the Company will continue to be subject to local income taxes regardless of whether the foreign operations are operated as QRSs or TRSs.
The Company's qualification and taxation as a REIT depends on its satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The Company's ability to satisfy quarterly asset tests depends upon its analysis and the fair market values of its REIT and non-REIT assets. For purposes of the quarterly REIT asset tests, the Company estimates the fair market value of assets within its QRSs and TRSs using a discounted cash flow approach, by calculating the present value of forecasted future cash flows. The Company applies discount rates based on industry benchmarks relative to the market and forecasting risks. Other significant assumptions used to estimate the fair market value of assets in QRSs and TRSs include projected revenue growth, projected operating margins, and projected capital expenditures. The Company revisits significant assumptions periodically to reflect any changes due to business or economic environment.
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award. The Company generally recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. However, for awards with market conditions or performance conditions, stock-based compensation expense is recognized on a

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

straight-line basis over the requisite service period for each vesting tranche of the award. The Company elected to estimate forfeitures based on historical forfeiture rates.
The Company grants restricted stock units to its employees and these equity awards generally have only a service condition. The Company grants restricted stock units to its executives and these awards generally have a service and performance condition or a service and market condition. To date, any performance conditions contained in an equity award are tied to the financial performance of the Company or a specific region of the Company. The Company assesses the probability of meeting these performance conditions on a quarterly basis. The majority of the Company's equity awards vest over 4 years, although certain of the equity awards for executives vest over a range of 2 to 4 years. The valuation of restricted stock units with only a service condition or a service and performance condition requires no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of the Company's stock price on the date of grant. The Company uses a Monte Carlo simulation option-pricing model to determine the fair value of restricted stock units with a service and market condition.
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
The accounting standard for stock-based compensation does not allow the recognition of unrealized tax benefits associated with the tax deductions in excess of the compensation recorded (excess tax benefit) until the excess tax benefit is realized (i.e., reduces taxes payable). The Company records the excess tax benefits from stock-based compensation as income tax expense through the statement of operations.
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
Earnings Per Share
The Company computes basic and diluted EPS for net income. Basic EPS is computed using net income and the weighted-average number of common shares outstanding. Diluted EPS is computed using net income and the weighted-average number of common shares outstanding plus any dilutive potential common shares outstanding. Dilutive potential common shares include the assumed exercise, vesting and issuance activity of employee equity awards using the treasury stock method. See Note 4 below.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
In December 2019, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes ("Topic 740"): Simplifying the Accounting for Income Taxes. The ASU simplifies accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public entities, the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted including adoption in any interim period for periods for which financial statements have not yet been issued. The Company is currently evaluating the extent of the impact that the adoption of this standard will have on its condensed consolidated financial statements.
In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses ("Topic 326"): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU requires enhanced qualitative and quantitative disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company will adopt this new ASU on January 1, 2020. The Company is assessing the impact of this ASU on its accounting for allowances for doubtful accounts, but does not expect the adoption of this standard to have a significant impact on its condensed consolidated financial statements.
Accounting Standards Recently Adopted
Revenue
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") and issued subsequent amendments to the initial guidance, collectively referred as "Topic 606." On January 1, 2018, the Company adopted Topic 606 using the modified retrospective approach applied to those contracts, which were not completed as of January 1, 2018, and recognized a net increase to the opening retained earnings of $269.8 million, net of tax impacts. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while the comparative information has not been restated and continues to be reported under accounting standards in effect for those periods.
Derivatives and Hedging
In August 2017, FASB issued ASU 2017-12 Derivatives and Hedging ("Topic 815"): Targeted Improvements to Accounting for Hedging Activities. This ASU was issued to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and to simplify the application of the hedge accounting guidance in current GAAP. This ASU permits hedge accounting for risk components involving nonfinancial risk and interest rate risk, requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the hedged item is reported, no longer requires separate measurement and reporting of hedge ineffectiveness, eases the requirement for hedge effectiveness assessment, and requires a tabular disclosure related to the effect on the income statement of fair value and cash flow hedges. This ASU is effective for annual or any interim reporting periods beginning after December 15, 2018 with early adoption permitted.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Leases
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
Contract Balances
The following table summarizes the opening and closing balances of the Company's accounts receivable, net; contract asset, current; contract asset, non-current; deferred revenue, current; and deferred revenue, non-current (in thousands):

	Accounts receivable, net	Contract asset, current	Contract asset, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2019	$630,119	$9,778	$16,396	$73,143	$46,641
Closing balances as of December 31, 2019	689,134	10,033	31,521	76,193	46,555
Increase/(decrease)	$59,015	$255	$15,125	$3,050	$(86)

Beginning balances as of January 1, 2018 (1)	$576,313	$9,002	$16,186	$71,085	$53,101
Closing balances as of December 31, 2018	630,119	9,778	16,396	73,143	46,641
Increase/(decrease)	$53,806	$776	$210	$2,058	$(6,460)

(1)	Includes cumulative adjustments made to these accounts on January 1, 2018 from the adoption of Topic 606.
The difference between the opening and closing balances of the Company's accounts receivable, net, contract assets and deferred revenues primarily results from the timing difference between the satisfaction of the Company's performance obligation and the customer's payment, as well as business combinations closed during the years ended December 31, 2019 and 2018. The amounts of revenue recognized during the years ended December 31, 2019 and 2018 from the opening deferred revenue balance were approximately $87.3 million and $81.8 million, respectively. For the years ended December 31, 2019 and 2018, no impairment loss related to contract balances was recognized in the consolidated statement of operations.
Contract Costs
The ending balances of net capitalized contract costs as of December 31, 2019 and 2018 were $229.2 million and $188.2 million, respectively, which were included in other assets in the consolidated balance sheet. $72.9 million and $73.1 million of contract costs were amortized during years ended December 31, 2019 and 2018, respectively, which were included in sales and marketing expense in the consolidated statement of operations.
Remaining performance obligations
As of December 31, 2019, approximately $7.4 billion of total revenues and deferred installation revenues are expected to be recognized in future periods, the majority of which will be recognized over the next 24 months. While initial contract terms vary in length, substantially all contracts thereafter automatically renew in one-year increments. Included in the remaining performance obligations is either 1) remaining performance obligations under the initial contract terms or 2) remaining performance obligations related to contracts in the renewal period once the initial terms have lapsed. The remaining performance obligations do not include variable consideration related to unsatisfied performance obligations such as the usage of metered power, service fees from xScale data centers, which are calculated based on future events or actual costs incurred in the future, or any contracts that could be terminated without any significant penalties such as the majority of interconnection revenues. The remaining performance obligations above include revenues to be recognized in the future related to arrangements where the Company is considered the lessor.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.	Acquisitions
2019 Acquisitions
On April 18, 2019, the Company completed the acquisition of Switch Datacenters' AMS1 data center business in Amsterdam, Netherlands, for a cash purchase price of approximately €30.6 million or approximately $34.3 million, at the exchange rate in effect on April 18, 2019. As of September 30, 2019, the Company had completed the detailed valuation analysis to derive the fair value of assets acquired and liabilities assumed and updated the final allocation of purchase price. The operating results of the acquisition were reported in the EMEA region following the date of acquisition and were not significant to the Company's total operations for the year ended December 31, 2019.
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
On April 2, 2018, the Company completed the acquisition of Infomart Dallas, including its operations and tenants, from ASB Real Estate Investments, for total consideration of approximately $804.0 million. The consideration was comprised of approximately $45.8 million in cash, subject to customary adjustments and $758.2 million aggregate fair value of 5.000% senior unsecured notes. Prior to the acquisition, a portion of the building was leased to the Company and was being used as its Dallas 1, 2, 3 and 6 data centers, which were all accounted for as build-to-suit leases. Upon acquisition, the Company effectively terminated the leases and settled the related financing obligations and other liabilities related to the leases for approximately $170.3 million and $1.9 million, respectively, and recognized a loss on debt extinguishment of $19.5 million. The acquisition of this highly interconnected facility and tenants adds to the Company's global platform and secures the ability to further expand in the Americas market in the future.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the final allocation of total purchase consideration is presented as follows (in thousands):

	Metronode	Infomart Dallas
Cash and cash equivalents	$3,206	$17,432
Accounts receivable	8,318	637
Other current assets	9,421	395
Property, plant and equipment	297,092	362,023
Intangible assets	128,229	65,847
Goodwill	410,188	197,378
Other assets (1)	44,373	—
Total assets acquired	900,827	643,712
Accounts payable and accrued liabilities	(17,104)	(5,056)
Other current liabilities	(2,038)	(2,141)
Deferred tax liabilities	(31,281)	—
Other liabilities (1)	(45,851)	(4,723)
Net assets acquired	$804,553	$631,792

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
The Company incurred transaction costs of approximately $31.1 million during the year ended December 31, 2018 for both acquisitions. The Company's results of operations include $78.7 million of revenues and an insignificant amount of net income from operations from the combined operations of Metronode and Infomart Dallas during the year ended December 31, 2018.
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
Purchase Price Allocation
The Verizon Data Center Acquisition constitutes a business under the accounting standard for business combinations and, therefore, was accounted for as a business combination using the acquisition method of accounting. During the three months ended March 31, 2018, the Company had completed the detailed valuation analysis to derive the fair value of assets acquired and liabilities assumed and updated the final allocation of purchase price from provisional amounts reported as of June 30, 2017, which primarily resulted in a decrease in intangible assets of $9.0 million and an increase in goodwill of $7.7 million. The changes in fair value of acquired assets and liabilities assumed did not have a significant impact on the Company's results of operations for any reporting periods prior to and including December 31, 2018.

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
Goodwill is attributable to the workforce of the acquired business and the projected revenue increase expected to arise from future customers after the Verizon Data Center Acquisition. Goodwill is deductible for U.S. tax purposes and is attributable to the Company's Americas region. The Company incurred transaction costs of approximately $28.5 million during the year ended December 31, 2017 related to the Verizon Data Center Acquisition. The Company's results of operations include the Verizon Data Center Acquisition's revenues of $359.1 million and net income of $87.8 million for the period May 1, 2017 through December 31, 2017.
Other 2017 Acquisitions
In addition to the Verizon Data Center Acquisition, the Company also acquired Itconic, Zenium's data center business in Istanbul, Turkey and IO UK's data center business during 2017. The Company incurred transaction costs of approximately $8.1 million in total during the year ended December 31, 2017 related to these acquisitions.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill from the acquisitions of Itconic, the Zenium data center and IO UK's data center is not deductible for local tax purposes and is attributable to the Company's EMEA region. The Company's results of operations include $22.4 million of revenues from the combined operations of Itconic, the Zenium data center and IO UK's data center and an insignificant net loss for the periods from their respective dates of acquisition through December 31, 2017.

4.	Earnings Per Share
The following table sets forth the computation of basic and diluted EPS for the years ended December 31 (in thousands, except per share amounts):

	2019	2018	2017
Net income	$507,245	$365,359	$232,982
Net loss attributable to non-controlling interests	205	—	—
Net income attributable to Equinix	$507,450	$365,359	$232,982

Weighted-average shares used to calculate basic EPS	84,140	79,779	76,854
Effect of dilutive securities:
Employee equity awards	539	418	681
Weighted-average shares used to calculate diluted EPS	84,679	80,197	77,535

EPS attributable to Equinix:
Basic EPS	$6.03	$4.58	$3.03
Diluted EPS	$5.99	$4.56	$3.00

The following table sets forth potential shares of common stock that are not included in the diluted EPS calculation above because to do so would be anti-dilutive for the years ended December 31 (in thousands):

	2019	2018	2017
Common stock related to employee equity awards	21	265	63
Total	21	265	63

5.	Assets Held for Sale
Sale of xScale™ data center facilities in Europe
In June 2019, the Company entered into an agreement to form a joint venture in the form of a limited liability partnership with GIC, Singapore's sovereign wealth fund (the "Joint Venture"), to develop and operate xScale data centers in Europe. The Company agreed to sell certain data center facilities in Europe to the Joint Venture. The assets and liabilities of these data center facilities, which were included within the Company's EMEA operating segment, were classified as held for sale as of June 30, 2019 and through September 30, 2019.
On October 8, 2019, the Company closed the Joint Venture and sold both its London 10 and Paris 8 data centers, as well as certain construction development and leases in London and Frankfurt, to the Joint Venture in exchange for a total consideration of $433.0 million, which is comprised of 1) net cash proceeds of $351.8 million, 2) a 20% partnership interest in the Joint Venture with a fair value of $41.9 million, and 3) a contingent consideration with fair value of approximately $39.3 million, receivable upon completion of certain performance milestones. As part of the transaction, the Company recorded liabilities of $41.4 million within other liabilities on the consolidated balance sheet, which represents its obligation to complete future construction for certain sites sold. During the year ended December 31, 2019, the Company recognized a total gain of $45.1 million on the sale of its xScale data center facilities in Europe to the Joint Venture.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The milestone payments are primarily contingent on the receipt of local regulatory approval for certain sites. The contingent consideration is considered a derivative and is remeasured at its fair value each reporting period using inputs such as probabilities of payment, discount rates, foreign currency forward rates and projected payment dates. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements. The fair value of the contingent consideration of $40.1 million at December 31, 2019, of which $34.3 million was included in other current assets and the remaining $5.8 million was included in other assets on the consolidated balance sheet. Future changes in the fair value of the contingent consideration will continue to be recorded in gain (loss) on asset sales on the consolidated statement of operations.
For further information on the Joint Venture, see Note 6 below.
Sale of New York 12 ("NY12") data center
In January 2019, the Company entered into an agreement to sell its NY12 data center, which was reported in its Americas' region. The assets of the NY12 data center to be divested were classified as held for sale. During the year ended December 31, 2019, the Company recorded an impairment charge of $15.8 million, reducing the carrying value of NY12 assets to the estimated fair value less cost to sell. The transaction closed in October 2019 and the gain on sale recognized was insignificant.

6.	Equity Method Investments
As described in Note 5 above, the Company and GIC closed their Joint Venture on October 8, 2019. Upon closing, GIC contributed €152.6 million in cash, or $167.4 million at the exchange rate in effect on October 8, 2019, for an 80% partnership interest in the Joint Venture. Equinix sold certain xScale data center facilities to the Joint Venture in exchange for net cash proceeds of $351.8 million and a 20% partnership interest in the Joint Venture with a fair value of $41.9 million. The Company accounts for its investments in the Joint Venture using the equity method of accounting, whereby the investments were recorded initially at fair value, which equals to the cost of the Company's initial equity contribution, and subsequently adjusted for cash contributions and the Company's share of the income and losses of the investees.
As of December 31, 2019, the Company had equity method investments of $59.7 million within other assets on the consolidated balance sheet. The Company's share of the income and losses of the equity method investments was not significant for the years ended December 31, 2019, and was included in other income on the consolidated statement of operations.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.	Balance Sheet Components
Cash, Cash Equivalents and Short-Term Investments
Cash, cash equivalents and short-term investments consisted of the following as of December 31 (in thousands):

	2019	2018
Cash and cash equivalents:
Cash	$983,030	$486,648
Cash equivalents:
Money market funds	886,547	119,518
Total cash and cash equivalents	1,869,577	606,166
Short-term investments:
Certificates of deposit	7,583	2,823
Publicly traded equity securities	2,779	1,717
Total short-term investments	10,362	4,540
Total cash, cash equivalents and short-term investments	$1,879,939	$610,706

As of December 31, 2019 and 2018, cash and cash equivalents included investments which were readily convertible to cash and had original maturity dates of 90 days or less. The maturities of certificates of deposit classified as short-term investments were one year or less as of December 31, 2019 and 2018. The Company does not have any certificates of deposits with maturities greater than one year as of December 31, 2019 and 2018.
Accounts Receivable
Accounts receivable, net, consisted of the following as of December 31 (in thousands):

	2019	2018
Accounts receivable	$702,160	$646,069
Allowance for doubtful accounts	(13,026)	(15,950)
Accounts receivable, net	$689,134	$630,119

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest.
The following table summarizes the activity of the Company's allowance for doubtful accounts (in thousands):

Balance as of December 31, 2016	$15,675
Provision for allowance for doubtful accounts	5,627
Net write-offs	(4,546)
Impact of foreign currency exchange	1,472
Balance as of December 31, 2017	18,228
Provision for allowance for doubtful accounts	7,236
Net write-offs	(8,396)
Impact of foreign currency exchange	(1,118)
Balance as of December 31, 2018	15,950
Provision for allowance for doubtful accounts	8,459
Net write-offs	(11,341)
Impact of foreign currency exchange	(42)
Balance as of December 31, 2019	$13,026

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Current Assets
Other current assets consisted of the following as of December 31 (in thousands):

	2019	2018
Prepaid expenses	$55,954	$70,433
Taxes receivable	122,823	98,245
Restricted cash, current	7,090	10,887
Other receivables	36,350	12,611
Derivative instruments	25,426	62,170
Contract asset, current	10,033	9,778
Other current assets (1)	45,867	10,733
Total other current assets	$303,543	$274,857

(1)
The December 31, 2019 balance included $34.3 million representing the current portion of the fair value of the contingent consideration from the sale of xScale data center facilities to the Joint Venture. See Note 5 for further discussion.

Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following as of December 31 (in thousands):

	2019	2018
Core systems	$8,131,835	$7,073,912
Buildings	5,398,525	4,822,501
Leasehold improvements	1,764,058	1,637,133
Construction in progress	1,002,104	974,152
Personal property	1,009,701	857,585
Land	781,024	631,367
	18,087,247	15,996,650
Less accumulated depreciation	(5,934,650)	(4,970,630)
Property, plant and equipment, net	$12,152,597	$11,026,020

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill and Other Intangibles
The following table presents goodwill and other intangible assets, net, for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Goodwill:
Americas	$1,741,689	$1,745,804
EMEA	2,426,306	2,474,164
Asia-Pacific	613,863	616,420
	$4,781,858	$4,836,388
Intangible assets, net:
Intangible assets - customer relationships	$2,712,701	$2,733,864
Intangible assets - trade names	46,601	71,778
Intangible assets - favorable leases	—	35,969
Intangible assets - in-place leases	33,295	33,671
Intangible assets - licenses	9,697	9,697
Intangible assets - other	6,402	—
	2,808,696	2,884,979
Accumulated amortization - customer relationships	(646,632)	(467,111)
Accumulated amortization - trade names	(37,885)	(62,585)
Accumulated amortization - favorable leases	—	(9,986)
Accumulated amortization - in-place leases	(14,329)	(8,118)
Accumulated amortization - licenses	(4,529)	(3,883)
Accumulated amortization - other	(2,932)	—
	(706,307)	(551,683)
Total intangible assets, net	$2,102,389	$2,333,296

Changes in the carrying amount of goodwill by geographic regions are as follows (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of December 31, 2017	$1,561,512	$2,610,899	$239,351	$4,411,762
Purchase accounting - Infomart Dallas acquisition	197,378	—	—	197,378
Purchase accounting - Metronode acquisition	—	—	413,871	413,871
Purchase accounting - other acquisitions	333	1,357	—	1,690
Impact of foreign currency exchange	(13,419)	(138,092)	(36,802)	(188,313)
Balance as of December 31, 2018	1,745,804	2,474,164	616,420	4,836,388
Purchase accounting - acquisition	—	25,863	(3,683)	22,180
Asset sales - xScale data center facilities	—	(59,246)	—	(59,246)
Asset sales - NY12 data center	(950)	—	—	(950)
Impact of foreign currency exchange	(3,165)	(14,475)	1,126	(16,514)
Balance as of December 31, 2019	$1,741,689	$2,426,306	$613,863	$4,781,858

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in the net book value of intangible assets by geographic regions are as follows (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of December 31, 2016	$40,117	$562,361	$116,753	$719,231
Verizon Data Center acquisition	1,693,900	—	—	1,693,900
Other 2017 acquisitions	—	112,645	—	112,645
Write-off of intangible asset	—	(725)	—	(725)
Amortization of intangibles	(84,749)	(79,105)	(13,154)	(177,008)
Impact of foreign currency exchange	(2,895)	36,043	3,781	36,929
Balance as of December 31, 2017	1,646,373	631,219	107,380	2,384,972
Infomart Dallas acquisition	65,847	—	—	65,847
Metronode acquisition	—	—	128,229	128,229
Other acquisitions	—	8,342	—	8,342
Write-off of intangible asset	(334)	(1,661)	(3)	(1,998)
Amortization of intangibles	(125,683)	(62,283)	(15,450)	(203,416)
Impact of foreign currency exchange	(7,232)	(31,757)	(9,691)	(48,680)
Balance as of December 31, 2018	1,578,971	543,860	210,465	2,333,296
ASC 842 adoption adjustment	(108)	(20,692)	(2,405)	(23,205)
Switch AMS1 data center acquisition	—	4,889	—	4,889
Asset sales - NY12 data center	(8,412)	—	—	(8,412)
Other	—	1,096	472	1,568
Amortization of intangibles	(125,390)	(54,432)	(16,456)	(196,278)
Impact of foreign currency exchange	(1,769)	(8,157)	457	(9,469)
Balance as of December 31, 2019	$1,443,292	$466,564	$192,533	$2,102,389

The Company's goodwill and intangible assets which are denominated in currencies other than the U.S. Dollar are subject to foreign currency fluctuations. The Company's foreign currency translation gains and losses, including goodwill and intangibles, are a component of other comprehensive income and loss.
Estimated future amortization expense related to these intangibles is as follows (in thousands):

Years ending:
2020	$190,222
2021	182,765
2022	178,780
2023	178,513
2024	177,733
Thereafter	1,194,376
Total	$2,102,389

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Assets
Other assets consisted of the following as of December 31 (in thousands):

	2019	2018
Deferred tax assets, net	$35,806	$58,300
Prepaid expenses	61,690	125,158
Debt issuance costs, net	6,395	8,532
Deposits	56,567	54,986
Restricted cash	9,946	10,551
Derivative instruments	32,280	10,904
Contract assets, non-current	31,521	16,396
Contract costs	229,205	188,200
Equity method investments	59,737	10,000
Other assets	57,641	50,225
Total other assets	$580,788	$533,252

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of December 31 (in thousands):

	2019	2018
Accounts payable	$52,232	$96,980
Accrued compensation and benefits	241,361	235,697
Accrued interest	103,345	126,142
Accrued taxes (1)	135,099	118,818
Accrued utilities and security	107,404	78,547
Accrued professional fees	20,741	17,010
Accrued repairs and maintenance	10,699	10,736
Accrued other	89,837	72,762
Total accounts payable and accrued expenses	$760,718	$756,692

(1)	Includes income taxes payable of $57.7 million and $67.9 million, respectively, as of December 31, 2019 and 2018.
Other Current Liabilities
Other current liabilities consisted of the following as of December 31 (in thousands):

	2019	2018
Deferred revenue, current	$76,193	$73,143
Customer deposits	16,707	20,430
Derivative instruments	31,596	8,812
Deferred rent	—	6,466
Dividends payable	9,029	8,795
Asset retirement obligations	2,081	6,776
Other current liabilities	18,332	2,573
Total other current liabilities	$153,938	$126,995

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Liabilities
Other liabilities consisted of the following as of December 31 (in thousands):

	2019	2018
Asset retirement obligations	$100,334	$89,887
Deferred tax liabilities, net	247,179	247,849
Deferred revenue, non-current	46,555	46,641
Deferred rent	—	108,693
Accrued taxes	146,046	116,735
Dividends payable	7,108	6,545
Customer deposits	9,306	9,671
Derivative instruments	4,017	928
Other liabilities (1)	61,180	2,814
Total other liabilities	$621,725	$629,763

(1)
The balance as of December 31, 2019 includes $41.4 million of liabilities recorded upon the closing of the Joint Venture, which represents the Company’s obligation to pay for future construction that was not completed at the close of the transaction. See Note 5 for further discussion.

The following table summarizes the activities of the Company's asset retirement obligation ("ARO") (in thousands):

Asset retirement obligations as of December 31, 2016	$103,015
Additions	17,736
Adjustments (1)	(34,576)
Accretion expense	7,335
Impact of foreign currency exchange	5,029
Asset retirement obligations as of December 31, 2017	98,539
Additions	5,126
Adjustments (1)	(11,288)
Accretion expense	6,285
Impact of foreign currency exchange	(1,999)
Asset retirement obligations as of December 31, 2018	96,663
Additions	6,980
Adjustments (1)	(7,969)
Accretion expense	6,290
Impact of foreign currency exchange	451
Asset retirement obligations as of December 31, 2019	$102,415

(1)	The ARO adjustments are primarily due to lease amendments and acquisition of real estate assets, as well as other adjustments.

8.	Derivatives and Hedging Instruments
Derivatives Designated as Hedging Instruments
Net Investment Hedges. The Company is exposed to the impact of foreign exchange rate fluctuations on the value of investments in its foreign subsidiaries whose functional currencies are other than the U.S. Dollar. In order to mitigate the impact of foreign currency exchange rates, the Company has entered into various foreign currency debt obligations, which are designated as hedges against the Company's net investments in foreign subsidiaries. As of December 31,

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2019 and 2018, the total principal amounts of foreign currency debt obligations designated as net investment hedges were $4,078.7 million and $4,139.8 million, respectively.
The Company also uses cross-currency interest rate swaps to hedge a portion of its net investment in its European operations. As of December 31, 2019, U.S. Dollar to Euro cross-currency interest rate swap contracts with a total notional amount of $750.0 million were outstanding, with maturity dates in April 2022, January 2024 and January 2025. At maturity of each outstanding contract, the Company will receive U.S. Dollars from and pay Euros to the contract counterparty. During the term of each contract, the Company receives interest payments in U.S. Dollars and makes interest payments in Euros based on a notional amount and fixed interest rates determined at contract inception. The Company did not have any cross-currency interest rate swaps outstanding as of December 31, 2018.
The effect of net investment hedges on accumulated other comprehensive income and the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Years Ended December 31,
		2019	2018	2017
Foreign currency debt		$47,033	$218,269	$(235,292)
Cross-currency interest rate swaps (included component) (1)		15,514	—	—
Cross-currency interest rate swaps (excluded component) (2)		10,737	—	—
Total		$73,284	$218,269	$(235,292)

Amount of gain or (loss) recognized in earnings:
	Location of gain or (loss)	Years Ended December 31,
		2019	2018	2017
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$19,261	$—	$—
Total		$19,261	$—	$—

(1)	Included component represents foreign exchange spot rates.

(2)	Excluded component represents cross-currency basis spread and interest rates.
Cash Flow Hedges. The Company hedges its foreign currency translation exposure for forecasted revenues and expenses in its EMEA region between the U.S. Dollar and the British Pound, Euro, Swedish Krona and Swiss Franc. The foreign currency forward and option contracts that the Company uses to hedge this exposure are designated as cash flow hedges. As of December 31, 2019 and 2018, the total notional amounts of these foreign exchange contracts were $824.8 million and $760.9 million, respectively.
The Company hedges the interest rate exposure created by anticipated fixed rate debt issuances through the use of treasury locks, which are designated as cash flow hedges. During the fourth quarter of 2019, we entered into and settled ten treasury locks designated as cash flow hedges with an aggregate notional amount of $1.5 billion, hedging anticipated fixed-rate debt issuances. The settlement of these contracts during the fourth quarter of 2019, resulted in a gain of $5.1 million, which was deferred and included as a component of other comprehensive income (loss), and is being amortized to interest expense over the life of the associated debt.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The effect of cash flow hedges on accumulated other comprehensive income and the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Years Ended December 31,
		2019	2018	2017
Foreign currency forward and option contracts (included component) (1)		$(9,945)	$58,227	$(73,437)
Foreign currency option contracts (excluded component) (2)		(1,807)	—	—
Treasury locks		4,972	—	—
Total		$(6,780)	$58,227	$(73,437)

Amount of gain or (loss) reclassified from accumulated other comprehensive income to income:
		Years Ended December 31,
	Location of gain or (loss)	2019	2018	2017
Foreign currency forward contracts	Revenues	$80,046	$(30,603)	$20,845
Foreign currency forward contracts	Costs and operating expenses	(41,262)	15,341	(11,183)
Treasury locks	Interest Expense	79	—	—
Total		$38,863	$(15,262)	$9,662

Amount of gain or (loss) excluded from effectiveness testing and included in income:
		Years Ended December 31,
	Location of gain or (loss)	2019	2018	2017
Foreign currency forward contracts	Other income (expense)	$88	$16,470	$3,805
Foreign currency option contracts (excluded component) (2)	Revenues	(1,082)	—	—
Total		$(994)	$16,470	$3,805

(1)	Included component represents foreign exchange spot rates.

(2)	Excluded component represents option's time value.
As of December 31, 2019, the Company's foreign currency cash flow hedge instruments had maturity dates ranging from January 2020 to December 2021 and the Company recorded a net gain of $16.3 million within accumulated other comprehensive income (loss) relating to cash flow hedges that will be reclassified to revenues and expenses as they mature in the next 12 months. As of December 31, 2018, the Company's foreign currency cash flow hedge instruments had maturity dates ranging from January 2019 to December 2020 and the Company recorded a net gain of $21.4 million within accumulated other comprehensive income (loss) relating to cash flow hedges that will be reclassified to revenues and expenses as they mature in the next 12 months. As of December 31, 2019, the Company had no interest rate cash flow hedges outstanding. The net gain in accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months for settled interest rate cash flow hedges is $0.7 million.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

currency forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date.
Foreign Currency Forward Contracts. The Company also uses foreign currency forward contracts to manage the foreign exchange risk associated with certain foreign currency-denominated monetary assets and liabilities. As a result of foreign currency fluctuations, the U.S. Dollar equivalent values of its foreign currency-denominated monetary assets and liabilities change. Gains and losses on these contracts are included in other income (expense), on a net basis, along with the foreign currency gains and losses of the related foreign currency-denominated monetary assets and liabilities associated with these foreign currency forward contracts. As of December 31, 2019 and 2018, the total notional amounts of these foreign currency contracts were $2,467.0 million and $1,500.4 million, respectively.
The following table presents the effect of derivatives not designated as hedging instruments in the Company's consolidated statements of operations (in thousands):

Amount of gain or (loss) recognized in earnings:
		Years Ended December 31,
	Location of gain or (loss)	2019	2018	2017
Embedded derivatives	Revenues	$63	$618	$(6,756)
Economic hedge of embedded derivatives	Revenues	550	(877)	1,655
Foreign currency forward contracts	Other income (expense)	36,846	91,233	(68,962)
Total		$37,459	$90,974	$(74,063)

Fair Value of Derivative Instruments
The following table presents the fair value of derivative instruments recognized in the Company's consolidated balance sheets as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019		December 31, 2018
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Designated as hedging instruments:
Cash flow hedges
Foreign currency forward and option contracts	$24,853	$5,898	$38,606	$865
Net investment hedges
Cross-currency interest rate swaps	26,251	—	—	—
Total designated as hedging	51,104	5,898	38,606	865

Not designated as hedging instruments:
Embedded derivatives	4,595	2,268	4,656	2,426
Economic hedges of embedded derivatives	1,367	—	525	180
Foreign currency forward contracts	641	27,446	29,287	6,269
Total not designated as hedging	6,603	29,714	34,468	8,875
Total Derivatives	$57,707	$35,612	$73,074	$9,740

(1)	As presented in the Company's condensed consolidated balance sheets within other current assets and other assets.

(2)	As presented in the Company's condensed consolidated balance sheets within other current liabilities and other liabilities.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Offsetting Derivative Assets and Liabilities
The Company presents its derivative instruments and the accrued interest related to cross-currency interest rate swaps at gross fair values in the condensed consolidated balance sheets. The Company enters into master netting agreements with its counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default. For presentation on the consolidated balance sheets, the Company does not offset fair value amounts recognized for derivative instruments or the accrued interest related to cross-currency interest rate swaps under master netting arrangements. The following table presents information related to these offsetting arrangements as of December 31, 2019 and 2018 (in thousands):

	Gross Amounts Offset in Consolidated Balance Sheet
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Net Amounts	Gross Amounts not Offset in the Balance Sheet	Net
December 31, 2019
Derivative assets	$76,640	$—	$76,640	$(37,820)	$38,820
Derivative liabilities	45,832	—	45,832	(37,820)	8,012

December 31, 2018
Derivative assets	$73,074	$—	$73,074	$(6,517)	$66,557
Derivative liabilities	9,740	—	9,740	(6,517)	3,223

9.	Fair Value Measurements
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
The Company uses the specific identification method in computing realized gains and losses. Realized gains and losses from the sale of investments are included within other income (expense) in the Company's consolidated statements of operations. The Company's investments in publicly traded equity securities are carried at fair value. Subsequent to the adoption of ASU 2016-01, unrealized gains and losses on publicly traded equity securities are reported within other income (expense) in the Company's consolidated statements of operations. Prior to the adoption of ASU 2016-01, unrealized gains and losses on publicly traded equity securities were reported in stockholders' equity as a component of other comprehensive income or loss. Upon adoption of ASU 2016-01, the Company recorded a net cumulative effect increase of $2.1 million to retained earnings.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Derivative Assets and Liabilities. Inputs used for valuations of derivatives are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data. The significant inputs used include spot currency rates and forward points, interest rate curves, and published credit default swap rates of its foreign exchange trading counterparties and other comparable companies. The Company has determined that the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, therefore the derivatives are categorized as Level 2.
During the years ended December 31, 2019 and 2018, the Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis.
The Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 were as follows (in thousands):

	Fair Value at December 31,	Fair Value Measurement Using
	2019	Level 1	Level 2
Assets:
Money market and deposit accounts	$886,547	$886,547	$—
Publicly traded equity securities	2,779	2,779	—
Certificates of deposit	7,583	—	7,583
Derivative instruments	57,707	—	57,707
	$954,616	$889,326	$65,290
Liabilities:
Derivative instruments	$35,612	$—	$35,612

The Company's financial assets and liabilities measured at fair value on a recurring basis at December 31, 2018 were as follows (in thousands):

	Fair Value at December 31,	Fair Value Measurement Using
	2018	Level 1	Level 2
Assets:
Money market and deposit accounts	$119,518	$119,518	$—
Publicly traded equity securities	1,717	1,717	—
Certificates of deposit	2,823	—	2,823
Derivative instruments	73,074	—	73,074
	$197,132	$121,235	$75,897
Liabilities:
Derivative instruments	$9,740	$—	$9,740

The Company did not have any Level 3 financial assets or financial liabilities during the years ended December 31, 2019 and 2018.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.	Leases
Significant Lease Transactions
Hong Kong 4 ("HK4") Data Center
In August 2018, the Company entered into a lease agreement with the landlord to lease the remaining floors of the HK4 Data Center. The lease did not commence until May 2019. The lease has an initial term of 9.4 years and one 10-year renewal option which the Company determined it was not reasonably certain to exercise. The Company therefore excluded the renewal option from the lease term. The Company assessed the lease classification of the HK4 lease at the commencement date and determined the lease should be accounted for as an operating lease. During the three months ended June 30, 2019, the Company recorded operating lease ROU asset and liability of 317.3 million Hong Kong dollars, or $40.6 million at the exchange rate in effect on June 30, 2019.
Seoul 1 ("SL1") Data Center
In October 2018, the Company entered into a lease agreement with the landlord for several leased spaces in SL1 Data Center. Phase 1 commenced in August 2019 with an initial term of 5 years. The lease includes three 5-year renewal options. The Company concluded that one renewal option of 5 years is reasonably certain to be exercised after considering all relevant factors that create an economic incentive for the Company. The Company assessed the lease classification of the SL1 lease at the commencement date and determined the lease should be accounted for as a finance lease. During the three months ended September 30, 2019, the Company recorded finance lease ROU asset and liability of 35,747 million Korean Won and 34,804 million Korean Won, respectively, or $29.9 million and $29.1 million, respectively, at the exchange rate in effect on September 30, 2019.
Tokyo 11 ("TY11") Data Center
In July 2019, the Company entered into two new lease agreements for building I and building II in TY11 Data Center for a lease term of 28.6 years. At the same time, the Company terminated the original lease agreement of certain leased space in building I. The new spaces in building I and building II provide additional right-of-use assets that are not included in the original lease agreement and the lease payments for the new spaces are commensurate with the stand-alone price of the additional right-of-use assets. As a result, the Company concluded the new spaces in building I and building II met the criteria to be treated as a separate contract and did not modify the accounting treatment of the original leased space. The Company assessed the lease classification of TY11 leases at the commencement date and determined that the leases for both the new spaces in building I and building II should be accounted for as finance leases. During the three months ended September 30, 2019, the Company recorded finance lease ROU asset and liability of ¥6,922.3 million in aggregate for both new spaces in building I and II, or approximately $64.0 million at the exchange rate in effect on September 30, 2019.
Singapore 4 ("SG4") Data Center
In July 2019, the Company entered into a lease agreement with the landlord to lease the land and building for its new SG4 Data Center. The initial lease term is 25 years with a renewal option to extend the lease until 2053. The Company determined the renewal option was not reasonably certain to exercise; therefore, the renewal option was not included in the lease term. The Company assessed the lease classification of the SG4 lease at the commencement date and determined that the lease for the building and land components should be accounted for as a finance lease and an operating lease, respectively. During the three months ended September 30, 2019, the Company recorded finance lease ROU asset and liability of 75.5 million Singapore dollars, or approximately $54.6 million, and operating lease ROU asset and liability of 48.5 million Singapore dollars, or approximately $35.1 million, at the exchange rate in effect on September 30, 2019.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Silicon Valley 3 ("SV3") Data Center
In July 2019, the Company entered into a lease agreement with the landlord to extend the term of the SV3 lease for an additional 12 years. The lease includes two 5-year renewal options which the Company determined it was not reasonably certain to exercise; therefore, the renewal options were not included in the lease term. The SV3 lease renewal is accounted for as a lease modification. The Company assessed the lease classification of the SV3 lease at modification date and determined that the lease for the building and land components should be accounted for as a finance lease and an operating lease, respectively. During the three months ended September 30, 2019, the Company recorded incremental finance lease ROU asset and liability of $39.9 million. The Company also recorded an incremental operating lease ROU asset and liability of $13.1 million.
Hong Kong 1 ("HK1") Data Center
In October 2019, the Company extended certain leased spaces in HK1 Data Center for another 18 years. The HK1 lease is accounted for as a lease modification. The Company assessed the lease classification of the HK1 lease at modification date and determined that the lease should be accounted for as a finance lease. The Company recorded finance lease ROU asset and liability of 426.0 million Hong Kong dollars, or approximately $54.7 million at the exchange rate in effect on December 31, 2019.
Toronto 2 ("TR2") Data Center
In October 2019, the Company entered into an agreement with the landlord to purchase the TR2 Data Center for 223 million Canadian dollars, or approximately $171.8 million at the exchange rate in effect on December 31, 2019. The deal was closed on December 18, 2019. As part of the transaction, the Company assumed the outstanding mortgage financing on the property of 56.9 million Canadian dollars, or approximately $43.8 million, at the exchange rate in effect on December 31, 2019 (see Note 11). The cash consideration was reduced by the outstanding mortgage amount. The Company had previously accounted for the TR2 land and building as operating and finance leases, respectively. Upon the purchase, the Company effectively terminated the leases and settled the operating and finance lease liabilities of 13.1 million Canadian dollars and 61.7 million Canadian dollars, respectively, or approximately $10.1 million and $47.5 million, respectively, at the exchange rate in effect on December 31, 2019. The Company also derecognized operating lease and finance lease ROU assets of 13.1 million Canadian dollars and 49.2 million Canadian dollars, respectively, or approximately $10.1 million and $37.9 million, respectively, at the exchange rate in effect on December 31, 2019. The Company recorded land and building of 135.3 million Canadian dollars and 85.0 million Canadian dollars, respectively, or approximately $104.3 million and $65.5 million, respectively, at the exchange rate in effect on December 31, 2019.
London 10 ("LD10") Data Center
In October 2019, the Company signed a sub-lease agreement with the Joint Venture to sub-lease a portion of Equinix's former LD10 Data Center for 15 years. The sub-lease agreement includes one 5-year renewal option which the Company determined it was not reasonably certain to exercise; therefore, the renewal option was not included in the lease term. Additionally, Equinix and the Joint Venture signed an agreement for the Joint Venture to operate the leased space for 15 years. The Company determined that the sub-lease and other agreements should be combined into a single contract as the contracts were negotiated at the same time and with the same commercial objective to operate a data center. The Company assessed the lease classification of the lease at the commencement date and determined the lease should be accounted for as a finance lease. The Company recorded finance lease ROU asset and liability of £103.2 million, or approximately $136.7 million at the exchange rate in effect on December 31, 2019.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Lease Expenses
The components of lease expenses are as follows (in thousands):

Twelve Months Ended December 31, 2019
Finance lease cost
Amortization of right-of-use assets (1)	$82,893
Interest on lease liabilities	110,688
Total finance lease cost	193,581

Operating lease cost	219,021
Total lease cost	$412,602

(1) Amortization of right-of-use assets is included with depreciation expense, and is recorded within cost of revenues, sales and marketing and general and administrative expenses in the consolidated statements of operations.
Other Information
Other information related to leases is as follows (in thousands, except years and percent):

Twelve Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$107,000
Operating cash flows from operating leases	210,848
Financing cash flows from finance leases	126,486

Right-of-use assets obtained in exchange for lease obligations: (1)
Finance leases	$387,808
Operating leases	145,025

As of December 31, 2019
Weighted-average remaining lease term - finance leases (2)	15 years
Weighted-average remaining lease term - operating leases (2)	13 years
Weighted-average discount rate - finance leases	9%
Weighted-average discount rate - operating leases	4%
Finance lease assets (3)	$1,277,614

(1) Represents all non-cash changes in ROU assets.
(2) Includes lease renewal options that are reasonably certain to be exercised.
(3) Finance lease assets, net of accumulated amortization of $474.8 million, are recorded within property, plant and equipment, net on the consolidated balance sheets.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Maturities of Lease Liabilities
Maturities of lease liabilities under Topic 842 as of December 31, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2020	$193,663	$173,994	$367,657
2021	191,954	176,357	368,311
2022	183,908	176,992	360,900
2023	168,353	178,289	346,642
2024	156,502	177,338	333,840
Thereafter	1,106,944	1,739,235	2,846,179
Total lease payments	2,001,324	2,622,205	4,623,529
Plus amount representing residual property value	—	18,164	18,164
Less imputed interest	(540,062)	(1,134,248)	(1,674,310)
Total	$1,461,262	$1,506,121	$2,967,383

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
The Company entered into lease agreements with various landlords primarily for data center spaces and ground lease which have not yet commenced as of December 31, 2019. These leases will commence between fiscal years 2020 and 2022, with lease terms of 10 to 49 years and a total lease commitment of approximately $608.1 million.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.	Debt Facilities
Mortgage and Loans Payable
The Company's mortgage and loans payable consisted of the following as of December 31 (in thousands):

	2019	2018
Term loans	$1,287,151	$1,344,482
Mortgage payable and other loans payable	82,967	44,042
	1,370,118	1,388,524
Less the amount representing unamortized debt discount and debt issuance cost	(4,849)	(6,614)
Add the amount representing unamortized mortgage premium	1,768	1,882
	1,367,037	1,383,792
Less current portion	(77,603)	(73,129)
	$1,289,434	$1,310,663

Senior Credit Facility
On December 12, 2017, the Company entered into a credit agreement with a group of lenders for a $3,000.0 million credit facility ("Senior Credit Facility"), comprised of a $2,000.0 million senior unsecured multicurrency revolving credit facility ("Revolving Facility") and an approximately $1,000.0 million senior unsecured multicurrency term loan facility ("Term Loan Facility"). The Senior Credit Facility contains customary covenants, including financial covenants which require the Company to maintain certain financial coverage and leverage ratios, as well as customary events of default. The Senior Credit Facility has a 5 year term, maturing on December 12, 2022.
Revolving Facility
The Revolving Facility allows the Company to borrow, repay and reborrow over its term. The Revolving Facility provides a sublimit for the issuance of letters of credit of up to $250.0 million at any one time. Borrowings under the Revolving Facility bear interest at a rate based on a benchmark rate defined in the credit agreement plus a margin that can vary from 0.85% to 1.40% or, at the Company's option, the base rate, which is defined as the highest of (a) the Federal Funds Rate plus 0.5%, (b) the Bank of America prime rate and (c) one-month LIBOR plus 1% plus a margin that can vary from 0.0% to 0.4%. The Company is required to pay a quarterly letter of credit fee on the face amount of each letter of credit, which fee is based on the same margin that applies from time to time to borrowings under the Revolving Facility. The Company is also required to pay a quarterly facility fee ranging from 0.15% to 0.30% per annum based on the total Revolving Facility amount.
Term Loan Facility
On December 12, 2017, the Company borrowed £500.0 million and SEK 2,800.0 million under the Term Loan Facility, or approximately $997.1 million at the exchange rates in effect on that date. The Company is required to repay the Term Loan Facility at the rate of 5% of the original principal amount per annum with the remaining balance to be repaid in full at the maturity of the Senior Credit Facility. The Term Loan Facility bears interest at a rate based on LIBOR plus a margin that can vary from 1.00% to 1.70%. As of December 31, 2019, the Company had £456.3 million and SEK2,555.0 million, or approximately $877.0 million in U.S. dollars at the exchange rates in effect as of December 31, 2019, outstanding under the Term Loan Facility with a weighted average effective interest rate of 1.86% per annum. Debt issuance costs related to the Term Loan Facility, net of amortization, were $1.7 million as of December 31, 2019.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On July 26, 2018, the Company entered into an amendment to its Senior Credit Facility. The amendment provided for a senior unsecured term loan in an aggregate principal amount of ¥47.5 billion (the "JPY Term Loan"). On July 31, 2018, the Company drew down the full ¥47.5 billion of the JPY Term Loan, or approximately $424.7 million at the exchange rate effective on July 31, 2018, and prepaid the remaining principal of its existing Japanese Yen Term Loan of ¥43.8 billion or approximately $391.3 million. The Company is required to repay the JPY Term Loan at the rate of 5% of the original principal amount per annum with the remaining balance to be repaid in full at the maturity of the Senior Credit Facility. The JPY Term Loan bears interest at a rate based on LIBOR plus a margin that can vary from 1.00% to 1.70% and contains customary covenants consistent with the Senior Credit Facility. As of December 31, 2019, total outstanding borrowings under the JPY Term Loan were ¥44.5 billion, or approximately $410.1 million at the exchange rate effective on that date, with an effective interest rate of 1.74%. Debt issuance costs, net of amortization, related to the JPY Term Loan were $3.2 million as of December 31, 2019.
Mortgage Payable
In October 2013, as a result of the Frankfurt Kleyer 90 Carrier Hotel Acquisition, the Company assumed a mortgage payable of $42.9 million with an effective interest rate of 4.25%. The mortgage payable has monthly principal and interest payments and has an expiration date of August 2022.
In December 2019, as a result of the TR2 Data Center purchase as described in Note 10 above, the Company assumed a mortgage payable of $43.8 million with an effective interest rate of 3.63%. The mortgage payable has monthly principal and interest payments and has an expiration date of November 2029.
Senior Notes
The Company's senior notes consisted of the following as of December 31 (in thousands):

			2019		2018
Senior Notes	Issuance Date	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
5.000% Infomart Senior Notes	April 2018	April 2019 - April 2021	$450,000	4.46%	$750,000	4.40%
5.375% Senior Notes due 2022	November 2014	January 2022	343,711	5.56%	750,000	5.56%
5.375% Senior Notes due 2023	March 2013	April 2023	—	—%	1,000,000	5.51%
2.625% Senior Notes due 2024	November 2019	November 2024	1,000,000	2.79%	—	—%
2.875% Euro Senior Notes due 2024	March 2018	March 2024	841,500	3.08%	859,125	3.08%
5.750% Senior Notes due 2025	November 2014	January 2025	—	—%	500,000	5.88%
2.875% Euro Senior Notes due 2025	September 2017	October 2025	1,122,000	3.04%	1,145,500	3.04%
2.900% Senior Notes due 2026	November 2019	November 2026	600,000	3.04%	—	—%
5.875% Senior Notes due 2026	December 2015	January 2026	1,100,000	6.03%	1,100,000	6.03%
2.875% Euro Senior Notes due 2026	December 2017	February 2026	1,122,000	3.04%	1,145,500	3.04%
5.375% Senior Notes due 2027	March 2017	May 2027	1,250,000	5.51%	1,250,000	5.51%
3.200% Senior Notes due 2029	November 2019	November 2029	1,200,000	3.30%	—	—%
			9,029,211		8,500,125
Less amount representing unamortized debt discount and debt issuance cost			(78,030)		(75,372)
Add amount representing unamortized debt premium			1,716		5,031
			8,952,897		8,429,784
Less current portion			(643,224)		(300,999)
			$8,309,673		$8,128,785

2.625% Senior Notes due 2024, 2.900% Senior Notes due 2026 and 3.200% Senior Notes due 2029
On November 18, 2019, the Company issued $1.0 billion aggregate principal amount of 2.625% senior notes due 2024 (the “2024 Notes”), $600.0 million aggregate principal amount of 2.900% senior notes due 2026 (the “2026 Notes”) and $1.2 billion aggregate principal amount of 3.200% senior notes due 2029 (the “2029 Notes”). Interest on these notes is payable semi-annually on May 18 and November 18 of each year, commencing on May 18, 2020. Debt issuance

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

costs and debt discounts related to the 2024 Notes, the 2026 Notes and the 2029 Notes were $8.1 million, $5.9 million and $11.5 million, respectively.
Tender and Redemption of 5.375% Senior Notes due 2022, 5.375% Senior Notes due 2023 and 5.750% Senior Notes due 2025
On November 6, 2019, the Company announced a cash tender offer to purchase any and all of its outstanding 5.375% Senior Notes due 2022 (the “2022 Notes”), 5.375% Senior Notes due 2023 (the “2023 Notes”) and 5.750% Senior Notes due 2025 (the “2025 Notes”), with an aggregated principal amount of $2.25 billion. On November 18, 2019, the Company closed the tender offer and completed the purchase of $1.24 billion in aggregate principal amount of the 2022, 2023 and 2025 Notes. In connection with this tender offer, the Company paid a tender premium of $27.2 million. On December 16, 2019, the Company redeemed the remaining $662.7 million principal amount of the 2023 and 2025 Notes. The purchase of the 2022, 2023 and 2025 Notes under the tender offer and the subsequent redemption of the 2023 and 2025 Notes were funded with a portion of the net cash proceeds from the issuance of 2024, 2026 and 2029 Notes as described above.
All of the Company's senior notes are unsecured and rank equal in right of payment to the Company's existing or future senior indebtedness and senior in right of payment to the Company's existing and future subordinated indebtedness. Interest on the senior notes is paid semi-annually in arrears. The senior notes are effectively subordinated to all of the existing and future secured debt, including debt outstanding under any bank facility or secured by any mortgage, to the extent of the assets securing such debt. They are also structurally subordinated to any existing and future indebtedness and other liabilities (including trade payables) of any of the Company's subsidiaries.
Each series of senior notes is governed by an indenture and a supplemental indenture between the Company and U.S. Bank National Association, as trustee. These supplemental indentures contain covenants that limit the Company's ability and the ability of its subsidiaries to, among other things:

•	purchase, redeem or retire capital stock or subordinated debt;

•	incur liens (1);

•	enter into sale-leaseback transactions (1);

•	make investments; and

•	merge or consolidate with any other person (1).

(1)
The supplemental indentures for the 5.000% Infomart Senior Notes, 2.875% Euro Senior Notes due 2024, 2.625% Senior Notes due 2024, 2.875% Euro Senior Notes due 2026, 2.900% Senior Notes due 2026, and 3.200% Senior Notes due 2029 only contain covenants footnoted with (1).

As of December 31, 2019, the Company was in compliance with all covenants. Subject to compliance with the limitations described above, the Company may issue an unlimited principal amount of additional notes at later dates under the same indenture as the senior notes.
The Company is not required to make any mandatory redemption with respect to the senior notes; however, upon the event of a change in control, the Company may be required to offer to purchase the senior notes.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Optional Redemption Schedule
Each series of the Company's senior notes, with the exception of 5.000% Infomart Senior Notes, provide for optional redemption. Six series of the Company’s senior notes provide for optional redemption as summarized below:

Senior Notes Description	Early Equity Redemption Price (1)	First Scheduled Redemption Date (2)	First Scheduled Redemption Price	Second Year Redemption Price	Third Year Redemption Price	Fourth Year (if scheduled) Redemption Price
5.375% Senior Notes due 2022	105.375%	January 1, 2018	104.031%	102.688%	101.344%	100.000%
2.875% Euro Senior Notes due 2024	102.875%	September 15, 2020	101.438%	100.719%	100.000%
2.875% Euro Senior Notes due 2025	102.875%	October 1, 2020	101.438%	100.719%	100.000%
5.875% Senior Notes due 2026	105.875%	January 15, 2021	102.938%	101.958%	100.979%	100.000%
2.875% Euro Senior Notes due 2026	102.875%	February 1, 2021	101.438%	100.719%	100.000%
5.375% Senior Notes due 2027	105.375%	May 15, 2022	102.688%	101.792%	100.896%	100.000%

(1)
Within 90 days of the closing of one or more equity offerings and at any time prior to the first scheduled redemption date, the Company may redeem up to 35% of the aggregate principal amount of any series of senior notes outstanding, at the respective early equity redemption price, plus accrued and unpaid interest to the redemption date, provided that at least 65% of the aggregate principal amount of the senior notes issued in such series remains outstanding immediately after such redemption(s).

(2)
On or after the first scheduled redemption date, the Company may redeem all or a part of a series of senior notes at the first scheduled redemption price plus accrued and unpaid interest thereon, if redeemed during the 12 month period beginning on the first scheduled redemption date and at reduced scheduled redemption prices during the 12 or 18 month periods beginning on the anniversaries of the first scheduled redemption date.

At any time prior to the first scheduled redemption date, the Company may redeem all or a part of any series of senior notes at a redemption price equal to 100% of the principal amount of such senior notes redeemed plus an applicable premium and accrued and unpaid interest, subject to the rights of the holders of record of such senior notes on the relevant record date to receive interest due on the relevant interest payment date.
With respect to the 2024 Notes, the 2026 Notes and the 2029 Notes, the Company may redeem at its election, at any time or from time to time, some or all of the notes of any series before they mature. The redemption price will equal the sum of (1) an amount equal to one hundred percent (100%) of the principal amount of the notes being redeemed plus accrued and unpaid interest up to, but not including, the redemption date and (2) a make-whole premium. If the 2024 Notes are redeemed on or after October 18, 2024, the 2026 Notes are redeemed on or after September 18, 2026, or the 2029 Notes are redeemed on or after August 18, 2029, in each case, the redemption price will not include a make-whole premium for the applicable notes.
Loss on Debt Extinguishment
During the year ended December 31, 2019, the Company recorded $52.8 million of loss on debt extinguishment primarily comprised of:

•
$52.9 million of loss on debt extinguishment from the tender and subsequent redemption of the 2022, 2023 and 2025 Notes, which included $43.3 million tender and redemption premium that was paid in cash and $9.6 million related to the write-off of unamortized debt issuance costs.

During the year ended December 31, 2018, the Company recorded $51.4 million of loss on debt extinguishment comprised of:

•	$17.1 million of loss on debt extinguishment as a result of amendments to leases impacting the related financing obligations;

•	$19.5 million of loss on debt extinguishment from the settlement of financing obligations as a result of the Infomart Dallas Acquisition;

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•	$12.6 million of loss on debt extinguishment as a result of the settlement of financing obligations for properties purchased; and

•	$2.2 million of loss on debt extinguishment as a result of the redemption of the Japanese Yen Term Loan.
During the year ended December 31, 2017, the Company recorded $65.8 million of loss on debt extinguishment comprised of:

•
$14.6 million of loss on debt extinguishment from the redemption of senior notes, which included $12.2 million redemption premium that was paid in cash and $2.4 million related to the write-off of unamortized debt issuance costs;

•	$22.5 million of loss on debt extinguishment from the redemption of term loans;

•	$16.7 million of loss on debt extinguishment as a result of amendments to leases and financing obligations; and

•	$12.0 million of loss on debt extinguishment from the settlement of financing obligations as a result of properties purchased.

Maturities of Debt Instruments
The following table sets forth maturities of the Company's debt, including mortgage and loans payable, and senior notes, gross of debt issuance costs, debt discounts and debt premiums, as of December 31, 2019 (in thousands):

Years ending:
2020	$721,314
2021	227,654
2022	1,180,017
2023	6,683
2024	1,847,714
Thereafter	6,417,715
$10,401,097

Fair Value of Debt Instruments
The following table sets forth the estimated fair values of the Company's mortgage and loans payable and senior notes as of December 31 (in thousands):

	2019	2018
Mortgage and loans payable	$1,378,429	$1,389,632
Senior notes	9,339,497	8,422,211

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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interest Charges
The following table sets forth total interest costs incurred and total interest costs capitalized for the years ended December 31 (in thousands):

	2019	2018	2017
Interest expense	$479,684	$521,494	$478,698
Interest capitalized	32,173	19,880	22,625
Interest charges incurred	$511,857	$541,374	$501,323
Total interest paid, net of capitalized interest, during the years ended December 31, 2019, 2018 and 2017 was $521.6 million, $476.9 million and $422.2 million, respectively.

12.	Stockholders' Equity
The Company's authorized share capital is 300,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 25,000,000 is designated Series A, 25,000,000 is designated as Series A-1 and 50,000,000 is undesignated. As of December 31, 2019 and 2018, the Company had no preferred stock issued and outstanding.
Common Stock
In March 2017, the Company issued and sold 6,069,444 shares of its common stock in a public offering pursuant to a registration statement and a related prospectus and prospectus supplement. The Company received net proceeds of approximately $2,126.3 million, net of underwriting discounts, commissions and offering expenses. In March 2019, the Company issued and sold 2,985,575 shares of common stock in a public offering pursuant to a registration statement and a related prospectus and prospectus supplement. The Company received net proceeds of approximately $1,213.4 million, net of underwriting discounts, commissions and offering expenses.
In August 2017, the Company established an "at the market" equity offering program (the "2017 ATM Program"), under which the Company may, from time to time, offer and sell shares of its common stock to or through sales agents up to an aggregate of $750.0 million. For the year ended December 31, 2018 and 2017, the Company sold 930,934 shares and 763,201 shares, respectively, for approximately $388.2 million and $355.1 million, respectively, net of payment of commissions to the sales agents and estimated equity offering costs. As of December 31, 2018, no shares remained available for sale under the 2017 ATM Program. In December 2018, the Company established another ATM program, under which it may, from time to time, offer and sell up to an aggregate of $750.0 million of its common stock to or through sales agents in "at the market" transactions (the "2018 ATM Program"). For the year ended December 31, 2019, the Company sold 903,555 shares for approximately $447.5 million, net of payment of commissions to sales agents and other offering expenses, under the 2018 ATM Program.
As of December 31, 2019, the Company had reserved the following authorized but unissued shares of common stock for future issuances:

Common stock options and restricted stock units	3,334,130
Common stock employee purchase plans	2,973,785
Total	6,307,915

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by components are as follows (in thousands):

	December 31, 2016	Net Change	December 31, 2017	Net Change	Cumulative Effect Adjustment	December 31, 2018	Net Change	December 31, 2019
Foreign currency translation adjustment ("CTA") gain (loss)	$(1,031,129)	$454,269	$(576,860)	$(421,743)	$—	$(998,603)	$(58,315)	$(1,056,918)
Unrealized gain (loss) on cash flow hedges (1)	30,704	(54,895)	(24,191)	43,671	—	19,480	(3,842)	15,638
Net investment hedge CTA gain (loss) (1)	49,989	(235,292)	(185,303)	219,628	—	34,325	73,294	107,619
Unrealized gain (loss) on available for sale securities (2)	2,110	14	2,124	—	(2,124)	—	—	—
Net actuarial gain (loss) on defined benefit plans (3)	(816)	(143)	(959)	55	—	(904)	(48)	(952)
	$(949,142)	$163,953	$(785,189)	$(158,389)	$(2,124)	$(945,702)	$11,089	$(934,613)

(1)	Refer to Note 8 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income.

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

Changes in foreign currencies can have a significant impact to the Company's consolidated balance sheets (as evidenced above in the Company's foreign currency translation loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translated into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. As of December 31, 2019, the U.S. dollar was generally stronger relative to certain of the currencies of the foreign countries in which the Company operates as compared to December 31, 2018. This overall strengthening of the U.S. dollar had an overall negative impact on the Company's consolidated financial position because the foreign denominations translated into less U.S. dollars as evidenced by the increase in foreign currency translation loss for the year ended December 31, 2019 as reflected in the above table. In future periods, the volatility of the U.S. dollar as compared to the other currencies in which the Company does business could have a significant impact on its consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Dividends
During the years ended December 31, 2019, 2018 and 2017, the Company's Board of Directors declared quarterly dividends whose treatment for federal income tax purposes were as follows:

Declaration Date	Record Date	Payment Date	Total Distribution (1)	Nonqualified Ordinary Dividend (2)	Total Distribution Amount
			(per share)		(in thousands)
Fiscal 2019
2/13/2019	2/27/2019	3/20/2019	$2.460000	$2.460000	$198,933
5/1/2019	5/22/2019	6/19/2019	2.460000	2.460000	207,949
7/31/2019	8/21/2019	9/18/2019	2.460000	2.460000	209,226
10/30/2019	11/20/2019	12/11/2019	2.460000	2.460000	209,785
Total			$9.840000	$9.840000	$825,893

Fiscal 2018
2/14/2018	2/26/2018	3/21/2018	$2.280000	$2.280000	$180,640
5/2/2018	5/23/2018	6/20/2018	2.280000	2.280000	181,207
8/8/2018	8/22/2018	9/19/2018	2.280000	2.280000	182,304
11/1/2018	11/14/2018	12/12/2018	2.280000	2.280000	183,297
Total			$9.120000	$9.120000	$727,448

Fiscal 2017
2/15/2017	2/27/2017	3/22/2017	$2.000000	$2.000000	$143,275
4/26/2017	5/24/2017	6/21/2017	2.000000	2.000000	155,824
8/2/2017	8/23/2017	9/20/2017	2.000000	2.000000	156,055
11/1/2017	11/15/2017	12/13/2017	2.000000	2.000000	156,931
Total			$8.000000	$8.000000	$612,085

(1)
Common stock dividends are characterized for federal income tax purposes as nonqualified ordinary dividend, qualified ordinary dividend, capital gains or return of capital. During the years ended December 31, 2019, 2018 and 2017, the Company did not classify any portion of the distributions as qualified ordinary dividend, capital gains or return of capital.

(2)	All 2019 and 2018 nonqualified ordinary dividends are eligible for the 20% deduction generally allowable to non-corporate shareholders under Internal Revenue Code Section 199A.
In addition, as of December 31, 2019, for dividends and special distributions attributed to the restricted stock units, the Company recorded a short term dividend payable of $9.0 million and a long term dividend payable of $7.1 million for the restricted stock units that have not yet vested. As of December 31, 2018, for dividends and special distributions attributed to the restricted stock units, the Company recorded a short term dividend payable of $8.8 million and a long term dividend payable of $6.5 million for the restricted stock units that have not yet vested.

13.	Stock-Based Compensation
Equity Compensation Plans
As of December 31, 2019, The Company’s equity compensation plans include:

•
2000 Equity Incentive Plan: Under the 2000 Equity Incentive Plan, nonstatutory stock options, restricted shares, restricted stock units and stock appreciation rights may be granted to employees, outside directors and consultants at not less than 85% of the fair value on the date of grant, and incentive stock options may be granted to employees at not less than 100% of the fair value on the date of grant. Equity awards granted under the 2000 Equity Incentive Plan generally vest over 4 years.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•
2000 Director Option Plan: Under the 2000 Director Option Plan, each non-employee board member who was not previously an employee of the Company would receive an automatic initial nonstatutory stock option grant as well as an annual non-statutory stock option grant on the date of the Company's regular Annual Meeting of Stockholders. On December 18, 2008, the Company's Board of Directors passed resolutions eliminating all automatic stock option grant mechanisms under the 2000 Director Option Plan and replaced them with an automatic restricted stock unit grant mechanism under the 2000 Equity Incentive Plan.

•
2001 Supplemental Stock Plan: Under the 2001 Supplemental Stock Plan, non-statutory stock options and restricted shares/restricted stock units may be granted to consultants and employees who are not executive officers or board members, at not less than 85% of the fair value on the date of grant. Current stock options granted under the 2001 Supplemental Stock Plan generally vest over 4 years.

•
2004 Employee Stock Purchase Plan (2004 Purchase Plan): The 2004 Purchase Plan permits eligible employees to purchase common stock on favorable terms via payroll deductions of up to 15% of the employee's cash compensation, subject to certain share and statutory dollar limits. Two overlapping offering periods commence during each calendar year, on each February 15 and August 15 or such other periods or dates as determined by the Compensation Committee from time to time, and the offering periods last up to 24 months with a purchase date every 6 months. The price of each share purchased is 85% of the lower of a) the fair value per share of common stock on the last trading day before the commencement of the applicable offering period or b) the fair value per share of common stock on the purchase date.

The Equity compensation plans are administered by the Compensation Committee of the Board of Directors (the "Compensation Committee"), and the Compensation Committee may terminate or amend these plans, with approval of the stockholders as may be required by applicable law, at any time. As of December 31, 2019, shares reserved and available for issuance under the equity compensation plans are as follows:

	Shares reserved	Shares available for grant
2000 Equity Incentive Plan	16,636,172	1,255,261
2000 Director Option Plan	594,403	505,646
2001 Supplemental Stock Plan	1,494,275	260,498
2004 Purchase Plan	5,392,206	2,973,785

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

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (Dollars in Thousands)
Restricted stock units outstanding, December 31, 2016	1,347,879	$192.59
Restricted stock units granted	658,196	389.60
Restricted stock units released, vested	(606,064)	260.75
Special distribution shares released	(15,667)	243.06
Restricted stock units canceled	(79,451)	313.83
Special distribution shares canceled	(1,002)	282.49
Restricted stock units outstanding, December 31, 2017	1,303,891	252.30
Restricted stock units granted	704,249	387.31
Restricted stock units released, vested	(593,528)	299.07
Special distribution shares released	(13,880)	283.14
Restricted stock units canceled	(173,460)	336.75
Special distribution shares canceled	(485)	295.77
Restricted stock units outstanding, December 31, 2018	1,226,787	361.22
Restricted stock units granted	779,478	448.16
Restricted stock units released, vested	(549,259)	362.66
Special distribution shares released	(1,781)	295.31
Restricted stock units canceled	(142,477)	364.42
Special distribution shares canceled	(23)	297.04
Restricted stock units outstanding, December 31, 2019	1,312,725	$411.99	1.29	$766,238

(1)	The intrinsic value is calculated based on the market value of the stock as of December 31, 2019.
The total fair value of restricted stock units vested and released during the years ended December 31, 2019, 2018 and 2017 was $269.1 million, $249.8 million and $259.1 million, respectively.
Employee Stock Purchase Plan
The Company provides the following disclosures for the 2004 Purchase Plan as of December 31 (dollars, except shares):

	2019	2018	2017
Weighted-average purchase price per share	$354.72	$341.48	$250.65
Weighted average grant-date fair value per share of shares purchased	$104.84	$90.04	$72.21
Number of shares purchased	146,640	145,346	162,076

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company uses the Black-Scholes option-pricing model to determine the fair value of shares under the 2004 Purchase Plan with the following assumptions during the years ended December 31:

	2019	2018	2017
Range of dividend yield	2.07 - 2.09%	1.97 - 2.00%	2.10 - 2.31%
Range of risk-free interest rate	1.55 - 2.58%	1.79 - 2.68%	0.70 - 1.35%
Range of expected volatility	19.27 - 25.55%	19.04 - 24.33%	16.42 - 24.27%
Weighted-average expected volatility	22.95%	20.74%	20.30%
Weighted average expected life (in years)	1.24	1.43	1.52

Stock-Based Compensation
The following table presents, by operating expense, the Company's stock-based compensation expense recognized in the Company's consolidated statement of operations for the years ended December 31 (in thousands):

	2019	2018	2017
Cost of revenues	$25,355	$18,247	$13,621
Sales and marketing	56,719	53,448	50,094
General and administrative	154,465	109,021	111,785
Total	$236,539	$180,716	$175,500

The Company's stock-based compensation recognized in the consolidated statement of operations was comprised of the following types of equity awards for the years ended December 31 (in thousands):

	2019	2018	2017
Restricted stock units	$217,541	$165,141	$164,321
Employee stock purchase plan	18,998	15,575	11,179
Total	$236,539	$180,716	$175,500

During the years ended December 31, 2019, 2018 and 2017, the Company capitalized $9.1 million, $9.1 million and $6.2 million, respectively, of stock-based compensation expense as construction in progress in property, plant and equipment.
As of December 31, 2019, the total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $413.8 million which is expected to be recognized over a weighted-average period of 2.25 years.

14.	Income Taxes
Income (loss) before income taxes is attributable to the following geographic locations for the years ended December 31, (in thousands):

	2019	2018	2017
Domestic	$328,806	$298,009	$148,500
Foreign	363,791	135,029	138,332
Income before income taxes	$692,597	$433,038	$286,832

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tax benefit (expenses) for income taxes consisted of the following components for the years ended December 31, (in thousands):

	2019	2018	2017
Current:
Federal	$(17,906)	$7,085	$9,346
State and local	(4,624)	(2,663)	(849)
Foreign	(135,356)	(118,175)	(109,032)
Subtotal	(157,886)	(113,753)	(100,535)
Deferred:
Federal	(7,459)	(27,874)	9,684
State and local	(1,775)	(1,165)	2,018
Foreign	(18,232)	75,113	34,983
Subtotal	(27,466)	46,074	46,685
Income tax expense	$(185,352)	$(67,679)	$(53,850)

State and foreign taxes not based on income are included in general and administrative expenses and the aggregate amounts were not significant for the years ended December 31, 2019, 2018 and 2017.
The fiscal 2019, 2018, and 2017 income tax benefit (expenses) differed from the amounts computed by applying the U.S. federal income tax rate of 21%, 21% and 35%, respectively, to pre-tax income as a result of the following for the years ended December 31 (in thousands):

	2019	2018	2017
Federal tax at statutory rate	$(145,445)	$(90,938)	$(100,391)
State and local tax (expense) benefit	(5,852)	(3,616)	1,000
Deferred tax assets generated in current year not benefited	(5,398)	(3,777)	(7,643)
Foreign income tax rate differential	(11,610)	(4,072)	26,151
Non-deductible expenses	(1,021)	(756)	(2,629)
Stock-based compensation expense	(2,105)	(2,308)	(616)
Change in valuation allowance	(2,870)	38,684	(716)
Foreign financing activities	(18,738)	(17,548)	1,319
Loss on debt extinguishment	—	—	(1,604)
Loss on divestments	(3,277)	—	—
Uncertain tax positions reserve	(35,724)	(20,440)	(66)
Tax adjustments related to REIT	63,614	32,189	41,973
Enactment of the US tax reform	—	—	(6,513)
Change in deferred tax adjustments	(10,574)	—	—
Other, net	(6,352)	4,903	(4,115)
Total income tax expense	$(185,352)	$(67,679)	$(53,850)

Legislation commonly referred to as the Tax Cuts and Jobs Act ("TCJA"), which was signed into law on December 22, 2017, contained many significant changes to the U.S. federal income tax laws. Among other things, the TCJA reduced the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, limited the tax deductibility of interest expense, accelerated expensing of certain business assets and transitioned the U.S. international taxation from a worldwide tax system to a territorial tax system by imposing a one-time mandatory repatriation of undistributed foreign earnings. As a result of the reduced corporate tax rate, the Company recognized an income tax expense of $6.5 million during the fourth quarter of 2017 as a provisional estimate due to the remeasurement of the net deferred tax assets in the U.S. TRS. In the fourth quarter of 2018, the Company completed the analysis of the TCJA's income tax effects and the adjustment to the provisional amount was insignificant.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The types of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are set out below as of December 31 (in thousands):

	2019	2018
Deferred tax assets:
Reserves and accruals	$7,670	$24,136
Stock-based compensation expense	2,675	2,524
Unrealized losses	6,492	1,471
Operating loss carryforwards	59,735	49,169
Gross deferred tax assets	76,572	77,300
Valuation allowance	(57,812)	(57,003)
Total deferred tax assets, net	18,760	20,297
Deferred tax liabilities:
Property, plant and equipment	(85,729)	(50,610)
Intangible assets	(144,404)	(159,237)
Total deferred tax liabilities	(230,133)	(209,847)
Net deferred tax liabilities	$(211,373)	$(189,550)

The tax basis of REIT assets, excluding investments in TRSs, is greater than the amounts reported for such assets in the accompanying consolidated balance sheet by approximately $1.9 billion as of December 31, 2019.
The Company's accounting for deferred taxes involves weighing positive and negative evidence concerning the realizability of the Company's deferred tax assets in each tax jurisdiction. After considering such evidence as the nature, frequency and severity of current and cumulative financial reporting losses, and the sources of future taxable income and tax planning strategies, the Company concluded that valuation allowances were required in certain foreign jurisdictions. The operations in the jurisdictions for which a valuation allowance has been established have a history of significant losses as of December 31, 2019. As such, the Company does not believe these operations have established a sustained history of profitability and that a valuation allowance is, therefore, necessary. The Company also provided a valuation allowance against certain gross deferred tax assets in certain tax jurisdictions as these deferred tax assets are not expected to be realizable in the foreseeable future.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in the valuation allowance for deferred tax assets for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	2019	2018	2017
Beginning balance	$57,003	$84,573	$29,167
Amounts from acquisitions	(2,707)	33,070	25,283
Divested balances	(351)	—	—
Amounts recognized into income	2,870	(38,684)	716
Current increase (decrease)	697	(13,086)	28,431
Impact of foreign currency exchange	300	(8,870)	976
Ending balance	$57,812	$57,003	$84,573

The Company's NOL carryforwards for federal, state and foreign tax purposes which expire, if not utilized, at various intervals from 2020, are outlined below (in thousands):

Expiration Date	Federal (1)	State	Foreign (2) (3)	Total
2020	$78,458	$—	$9,739	$88,197
2021 to 2023	149,057	—	6,191	155,248
2024 to 2026	15,564	—	19,867	35,431
2027 to 2029	6,065	—	14,383	20,448
2030 to 2032	—	—	—	—
2033 to 2035	—	197	—	197
Thereafter	—	—	322,729	322,729
	$249,144	$197	$372,909	$622,250

(1)
The total amount of NOL carryforwards that will not be available to offset the Company's future taxable income after dividend paid deduction due to Section 382 limitations was $241.8 million for federal.

(2)	In certain jurisdictions, the net operating loss carryforwards can only be used to offset a percentage of taxable income in a given year.

(3)	If certain substantial changes in the entity's ownership occur or have determined to have occurred, there may be a limitation on the amount of the carryforwards that can be utilized.
As of December 31, 2019, the Company had tax credit carryforwards of $8.6 million, which expire, if not utilized, from 2020 to 2031.
The beginning and ending balances of the Company's unrecognized tax benefits are reconciled below for the years ended December 31 (in thousands):

	2019	2018	2017
Beginning balance	$150,930	$82,390	$72,187
Gross increases related to prior year tax positions	—	33,436	6,095
Gross decreases related to prior year tax positions	(1,160)	—	—
Gross increases related to current year tax positions	31,332	48,685	19,832
Decreases resulting from expiration of statute of limitation	(2,112)	(1,276)	(15,410)
Decreases resulting from settlements	(5,264)	(12,305)	(314)
Ending balance	$173,726	$150,930	$82,390

The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. The Company accrued $14.2 million and $8.4 million for interest and penalties as of December 31, 2019 and 2018, respectively.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The unrecognized tax benefits of $173.7 million as of December 31, 2019, if subsequently recognized, will affect the Company's effective tax rate favorably at the time when such a benefit is recognized, of which $30.8 million is subject to an indemnification agreement.
Due to various tax years open for examination and the ongoing tax audits and inquiries by the tax authorities in different jurisdictions, it is reasonably possible that the balance of unrecognized tax benefits could significantly increase or decrease over the next 12 months as the Company may be subject to either examination by tax authorities, tax audit settlements, or a lapse in statute of limitations. The Company is currently unable to estimate the range of possible adjustments to the balance of unrecognized tax benefits.
The Company's income tax returns for the years from 2016 through current year remain open to examination by federal and state taxing authorities. In addition, the Company's tax years of 2007 through current year remain open and subject to examination by local tax authorities in certain foreign jurisdictions in which the Company has major operations.

15.	Commitments and Contingencies
Purchase Commitments
Primarily as a result of the Company's various IBX expansion projects, as of December 31, 2019, the Company was contractually committed for $0.8 billion of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. In addition, the Company had numerous other, non-capital purchase commitments in place as of December 31, 2019, such as commitments to purchase power in select locations through 2020 and thereafter, and other open purchase orders for goods, services or arrangements to be delivered or provided during 2020 and thereafter. Such other miscellaneous purchase commitments totaled $1.0 billion as of December 31, 2019. In addition, the Company entered into lease agreements with various landlords primarily for data center spaces and ground lease which have not yet commenced as of December 31, 2019. These leases will commence between fiscal years 2020 and 2022, with lease terms of 10 to 49 years and a total lease commitment of approximately $608.1 million.
Equity Contribution Commitments
In connection with the Joint Venture closed in October 2019, the Company agreed to make future equity contributions to the Joint Venture of €17.6 million and £15.7 million, or $40.6 million in total at the exchange rate in effect on December 31, 2019.
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
The Company's indirect and property tax filings in various jurisdictions are subject to examination by local tax authorities. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no certainty that additional taxes will not be due upon audit of our tax returns or as a result of further changes to the tax laws and interpretations thereof. For example, we are currently undergoing audits and appealing the tentative assessments in a number of jurisdictions where we operate, such as France and Brazil. The final results of these audits and outcome of the appeals are uncertain and may not be resolved

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

in our favor. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations and appeals that would affect the adequacy of its tax accruals for each of the reporting periods. If any issues arising from the tax examinations and appeals are resolved in a manner inconsistent with the Company's expectations, the revision of the estimates of the potential or actual liabilities could materially impact the financial position, results of operations, or cash flows of the Company.
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
Employment Agreements
The Company has entered into a severance agreement with certain of its executive officers that provides for a severance payment equal to 100% of the executive officer's annual base salary and maximum bonus in the event his or her employment is terminated for any reason other than cause or he or she voluntarily resigns under certain circumstances as described in the agreement, or 200% of the executive officer's annual base salary and maximum bonus in the event this occurs after a change-in-control of the Company. For certain other executive officers, these benefits are only triggered after a change-in-control of the Company, in which case the officer is entitled to 200% of the executive officer's annual base salary and maximum bonus. In addition, under these agreements, the executive officer is entitled to the payment of his or her monthly health care premiums under the Consolidated Omnibus Budget Reconciliation Act for up to 24 months.
Indemnification and Guarantor Arrangements
As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company's exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2019.
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company's business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company's offerings. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2019.
The Company enters into arrangements with its business partners, whereby the business partner agrees to provide services as a subcontractor for the Company's installations. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby the Company indemnifies them for other acts, such as personal property damage, of its subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2019.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has service level commitment obligations to certain of its customers. As a result, service interruptions or significant equipment damage in the Company's IBX data centers, whether or not within the Company's control, could result in service level commitments to these customers. The Company's liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet the Company's service level commitment obligations could reduce the confidence of the Company's customers and could consequently impair the Company's ability to obtain and retain customers, which would adversely affect both the Company's ability to generate revenues and the Company's operating results. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized. The Company does not have significant liabilities in connection with service level credits as of December 31, 2019.

16.	Related Party Transactions
Related Party Transactions with the Joint Venture
Upon closing of the Joint Venture, the Company sold certain data center facilities in Europe to the Joint Venture and recognized a gain on assets sale of $45.1 million during the year ended December 31, 2019. For further information on the transaction, see Note 5 above.
The Company entered into a sub-lease agreement with the Joint Venture to sub-lease a portion of Equinix's former LD10 Data Center. The Company accounted for the lease as a finance lease. As of December 31, 2019, the Company recorded a finance lease ROU asset and liability of £103.2 million, or approximately $136.7 million at the exchange rate in effect on December 31, 2019. For further information on the lease, see Note 10 above.
The Company also entered an agreement to lease to the Joint Venture a portion of land at its Frankfurt 2 data center site and a new building that is under construction at the land. The lease will have an initial term of 30 years and 2 renewal options of 10 years each. The consideration of the lease agreement will be based on the total cost of construction as determined when the construction is completed. As of December 31, 2019, the lease has not commenced yet.
In connection with the Joint Venture investment, the Company entered into multiple agreements to provide various services to the Joint Venture, including sales and marketing, development management, facilities management, and asset management services. During the year ended December 31, 2019, the total revenue recorded from these services was insignificant.
Other Related Party Transactions
The Company has several significant stockholders and other related parties that are also customers and/or vendors. The Company's activity of related party transactions was as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
Revenues	$25,905	$19,439	$13,726
Costs and services	15,844	19,708	11,211

	As of December 31,
	2019	2018
Accounts receivable	$3,345	$4,031
Accounts payable	800	585

17.	Segment Information
While the Company has a single line of business, which is the design, build-out and operation of IBX data centers, it has determined that it has three reportable segments comprised of its Americas, EMEA and Asia-Pacific geographic regions.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present revenue information disaggregated by service lines and geographic areas (in thousands):

	Twelve Months Ended December 31, 2019
	Americas (2)	EMEA	Asia-Pacific	Total
Colocation (1)	$1,769,654	$1,395,544	$857,009	$4,022,207
Interconnection	576,709	161,552	155,328	893,589
Managed infrastructure	90,262	113,631	88,735	292,628
Other (1)	19,743	10,019	—	29,762
Recurring revenues	2,456,368	1,680,746	1,101,072	5,238,186
Non-recurring revenues	131,359	125,698	66,897	323,954
Total	$2,587,727	$1,806,444	$1,167,969	$5,562,140

(1)	Includes some leasing and hedging activities. For further information on revenue recognition, see Note 1 and Note 2 above.

(2)	Includes revenues of $2.4 billion attributed to the U.S.

	Twelve Months Ended December 31, 2018
	Americas (2)	EMEA	Asia-Pacific	Total
Colocation (1)	$1,732,998	$1,201,769	$735,404	$3,670,171
Interconnection	532,163	138,874	130,928	801,965
Managed infrastructure	75,595	118,685	85,352	279,632
Other (1)	16,570	8,164	—	24,734
Recurring revenues	2,357,326	1,467,492	951,684	4,776,502
Non-recurring revenues	127,408	95,145	72,599	295,152
Total	$2,484,734	$1,562,637	$1,024,283	$5,071,654

(1)	Includes some leasing and hedging activities. For further information on revenue recognition, see Note 1 and Note 2 above.

(2)	Includes revenues of $2.3 billion attributed to the U.S.

	Twelve Months Ended December 31, 2017
	Americas (2)	EMEA	Asia-Pacific	Total
Colocation (1)	$1,518,929	$1,063,543	$595,673	$3,178,145
Interconnection	469,268	104,891	107,014	681,173
Managed infrastructure	68,937	88,122	88,110	245,169
Other (1)	5,218	10,415	—	15,633
Recurring revenues	2,062,352	1,266,971	790,797	4,120,120
Non-recurring revenues	110,408	79,285	58,615	248,308
Total	$2,172,760	$1,346,256	$849,412	$4,368,428

(1)	Includes some leasing and hedging activities. For further information on revenue recognition, see Note 1 and Note 2 above.

(2)	Includes revenues of $2.0 billion attributed to the U.S.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on the Company's revenues and adjusted EBITDA performance both on a consolidated basis and these three reportable segments. The Company defines adjusted EBITDA as income from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain on asset sales as presented below for the years ended December 31 (in thousands):

	2019	2018	2017
Adjusted EBITDA:
Americas	$1,237,622	$1,183,831	$1,034,694
EMEA	827,980	698,280	582,697
Asia-Pacific	622,125	531,129	434,650
Total adjusted EBITDA	2,687,727	2,413,240	2,052,041
Depreciation, amortization and accretion expense	(1,285,296)	(1,226,741)	(1,028,892)
Stock-based compensation expense	(236,539)	(180,716)	(175,500)
Transaction costs	(24,781)	(34,413)	(38,635)
Impairment charges	(15,790)	—	—
Gain on asset sales	44,310	6,013	—
Income from operations	$1,169,631	$977,383	$809,014

The Company provides the following segment disclosures related to its operations as follows for the years ended December 31 (in thousands):

	2019	2018	2017
Depreciation and amortization:
Americas	$669,498	$636,214	$515,726
EMEA	353,765	355,895	316,250
Asia-Pacific	261,574	235,380	210,504
Total	$1,284,837	$1,227,489	$1,042,480

Capital expenditures:
Americas	$805,360	$773,514	$621,158
EMEA	733,326	884,790	555,346
Asia-Pacific	540,835	437,870	202,221
Total	$2,079,521	$2,096,174	$1,378,725

The Company's long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, are located in the following geographic areas as of December 31 (in thousands):

	2019	2018
Americas (1)	$5,400,287	$5,010,507
EMEA	4,051,701	3,726,596
Asia-Pacific	2,700,609	2,288,917
Total Property, plant and equipment, net	$12,152,597	$11,026,020

(1)	Includes $4.8 billion and $4.6 billion, respectively, of property, plant and equipment, net attributed to the U.S. as of December 31, 2019 and 2018.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2019	2018
Americas (1)	$387,598	$—
EMEA	521,129	—
Asia-Pacific	566,640	—
Total Operating lease right-of-use assets	$1,475,367	$—

(1)	Includes $373.7 million of operating lease right-of-use assets attributed to the U.S. as of December 31, 2019.

18.	Subsequent Events
On February 12, 2020, the Company's Board of Directors declared a quarterly cash dividend of $2.66 per share, which is payable on March 18, 2020 to the Company's common stockholders of record as of the close of business on February 26, 2020.
On January 14, 2020, the Company entered into an agreement to acquire Packet Host, Inc., the bare metal automation company. The acquisition is expected to close in the first quarter of 2020, subject to customary closing conditions.
On January 8, 2020, the Company completed the acquisition of three data centers in Mexico for a cash purchase price of approximately $175.0 million. The operating results of the acquisition are reported in the Americas region following the date of acquisition. The valuation of assets acquired and liabilities assumed are still being appraised by a third-party and the purchase price allocation is not yet complete.
On January 2, 2020, the Company redeemed the remaining $343.7 million principal amount of the 5.375% Senior Notes due 2022, using a portion of the net cash proceeds from the 2024, 2026 and 2029 Notes as described in Note 11 above. In connection with the redemption, the Company incurred $5.9 million of loss on debt extinguishment, including $4.6 million redemption premium that was paid in cash and $1.3 million related to the write-off of unamortized debt issuance costs.

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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present selected quarterly information (in thousands, except per share data):

	2019
	Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$1,363,218	$1,384,977	$1,396,810	$1,417,135
Gross profit	681,188	686,798	692,471	691,499
Net income attributable to Equinix	118,078	143,527	120,850	124,995

Earnings per share attributable to Equinix:
Basic	1.44	1.70	1.42	1.47
Diluted	1.44	1.69	1.41	1.46

	2018
	Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$1,215,877	$1,261,943	$1,283,751	$1,310,083
Gross profit	593,447	610,142	623,442	639,148
Net income attributable to Equinix	62,894	67,618	124,825	110,022

Earnings per share attributable to Equinix:
Basic	0.79	0.85	1.56	1.37
Diluted	0.79	0.85	1.55	1.36

EQUINIX INC.
SCHEDULE III - SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019
(Dollars in Thousands)

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Acquisition or Lease (4)
Americas:
AT1 ATLANTA (METRO)	$—	$—	$—	$—	$147,120	$—	$147,120	$(60,777)	2010
AT2 ATLANTA (METRO)	—	—	—	—	39,988	—	39,988	(23,173)	2010
AT3 ATLANTA (METRO)	—	—	—	—	4,571	—	4,571	(2,638)	2010
AT4 ATLANTA (METRO)	—	5,400	20,209	—	16,914	5,400	37,123	(8,279)	2017
AT5 ATLANTA (METRO)	—	—	5,011	—	1,962	—	6,973	(3,193)	2017
BG1 BOGOTÁ (METRO), COLOMBIA	—	—	8,779	899	4,859	899	13,638	(3,097)	2017
BO1 BOSTON (METRO)	—	—	—	—	10,770	—	10,770	(8,928)	2010
BO2 BOSTON (METRO)	—	2,500	30,383	—	19,941	2,500	50,324	(9,841)	2017
CH1 CHICAGO (METRO)	—	—	—	—	153,749	—	153,749	(95,232)	1999
CH2 CHICAGO (METRO)	—	—	—	—	110,736	—	110,736	(60,803)	2005
CH3 CHICAGO (METRO)	—	9,759	—	351	319,029	10,110	319,029	(121,456)	2006
CH4 CHICAGO (METRO)	—	—	—	—	22,444	—	22,444	(12,658)	2009
CH7 CHICAGO (METRO)	—	670	10,564	—	5,077	670	15,641	(3,679)	2017
CU1 CULPEPER (METRO)	—	1,019	37,581	—	4,523	1,019	42,104	(10,596)	2017
CU2 CULPEPER (METRO)	—	1,244	48,000	—	7,813	1,244	55,813	(11,365)	2017
CU3 CULPEPER (METRO)	—	1,088	37,387	—	1,010	1,088	38,397	(8,692)	2017
CU4 CULPEPER (METRO)	—	1,372	27,832	—	32,477	1,372	60,309	(6,588)	2017
DA1 DALLAS (METRO)	—	—	—	—	70,861	—	70,861	(38,772)	2000
DA2 DALLAS (METRO)	—	—	—	—	80,240	—	80,240	(28,647)	2010
DA3 DALLAS (METRO)	—	—	—	—	96,101	—	96,101	(37,901)	2010
DA4 DALLAS (METRO)	—	—	—	—	17,206	—	17,206	(8,878)	2010
DA6 DALLAS (METRO)	—	—	20,522	—	162,223	—	182,745	(30,483)	2012
DA7 DALLAS (METRO)	—	—	—	—	29,417	—	29,417	(10,489)	2015
DA9 DALLAS (METRO)	—	610	15,398	—	4,212	610	19,610	(4,730)	2017
DA10 DALLAS (METRO)	—	—	117	—	4,633	—	4,750	(3,105)	2017
DA11 DALLAS (METRO)	—	—	—	—	107,889	—	107,889	—	2018
INFOMART BUILDING DALLAS (METRO)	—	24,380	337,643	—	9,111	24,380	346,754	(19,765)	2018
DC1 WASHINGTON, DC (METRO)	—	—	—	—	4,762	—	4,762	(1,245)	1999
DC2 WASHINGTON, DC (METRO)	—	—	—	5,047	124,621	5,047	124,621	(95,146)	1999
DC3 WASHINGTON, DC (METRO)	—	—	37,451	—	50,453	—	87,904	(52,127)	2004
DC4 WASHINGTON, DC (METRO)	—	1,906	7,272	—	72,553	1,906	79,825	(53,710)	2005
DC5 WASHINGTON, DC (METRO)	—	1,429	4,983	—	89,414	1,429	94,397	(63,448)	2005

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Acquisition or Lease (4)
DC6 WASHINGTON, DC (METRO)	—	1,429	5,082	—	92,078	1,429	97,160	(49,377)	2005
DC7 WASHINGTON, DC (METRO)	—	—	—	—	18,939	—	18,939	(12,156)	2010
DC8 WASHINGTON, DC (METRO)	—	—	—	—	4,598	—	4,598	(4,495)	2010
DC10 WASHINGTON, DC (METRO)	—	—	44,601	—	76,413	—	121,014	(72,826)	2011
DC11 WASHINGTON, DC (METRO)	—	1,429	5,082	—	181,683	1,429	186,765	(50,834)	2005
DC12 WASHINGTON, DC (METRO)	—	—	101,783	—	64,510	—	166,293	(17,654)	2017
DC13 WASHINGTON, DC (METRO)	—	5,500	25,423	—	9,680	5,500	35,103	(10,464)	2017
DC14 WASHINGTON, DC (METRO)	—	2,560	33,511	—	9,565	2,560	43,076	(8,427)	2017
DC15 WASHINGTON, DC (METRO)	—	—	—	—	91,836	—	91,836	—	2018
DC21 WASHINGTON, DC (METRO)	—	—	—	—	15,176	—	15,176	—	2019
DC97 WASHINGTON, DC (METRO)	—	—	2,021	—	971	—	2,992	(1,108)	2017
DE1 DENVER (METRO)	—	—	—	—	9,764	—	9,764	(8,662)	2010
DE2 DENVER (METRO)	—	5,240	23,053	—	29,163	5,240	52,216	(11,831)	2017
HO1 HOUSTON (METRO)	—	1,440	23,780	—	32,179	1,440	55,959	(11,094)	2017
LA1 LOS ANGELES (METRO)	—	—	—	—	107,714	—	107,714	(67,186)	1999
LA2 LOS ANGELES (METRO)	—	—	—	—	10,904	—	10,904	(8,869)	2000
LA3 LOS ANGELES (METRO)	—	—	34,727	3,959	21,283	3,959	56,010	(46,154)	2005
LA4 LOS ANGELES (METRO)	—	19,333	137,630	—	47,458	19,333	185,088	(85,994)	2009
LA7 LOS ANGELES (METRO)	—	7,800	33,621	—	7,584	7,800	41,205	(10,070)	2017
MI1 MIAMI (METRO)	—	18,920	127,194	—	94,472	18,920	221,666	(42,736)	2017
MI2 MIAMI (METRO)	—	—	—	—	23,223	—	23,223	(13,246)	2010
MI3 MIAMI (METRO)	—	—	—	—	32,602	—	32,602	(15,320)	2012
MI6 MIAMI (METRO)	—	4,750	23,017	—	8,286	4,750	31,303	(9,083)	2017
NY1 NEW YORK (METRO)	—	—	—	—	71,186	—	71,186	(41,346)	1999
NY2 NEW YORK (METRO)	—	—	—	17,859	204,510	17,859	204,510	(130,020)	2000
NY4 NEW YORK (METRO)	—	—	—	—	352,069	—	352,069	(188,961)	2006
NY5 NEW YORK (METRO)	—	—	—	—	269,478	—	269,478	(67,199)	2010
NY6 NEW YORK (METRO)	—	—	—	—	66,897	—	66,897	(12,312)	2010
NY7 NEW YORK (METRO)	—	—	24,660	—	167,514	—	192,174	(123,495)	2010
NY8 NEW YORK (METRO)	—	—	—	—	11,267	—	11,267	(7,928)	2010
NY9 NEW YORK (METRO)	—	—	—	—	50,868	—	50,868	(33,241)	2010
NY11 NEW YORK (METRO)	—	2,050	58,717	—	10,940	2,050	69,657	(17,997)	2017
NY13 NEW YORK (METRO)	—	—	31,603	—	6,463	—	38,066	(11,081)	2017
PH1 PHILADELPHIA (METRO)	—	—	—	—	43,724	—	43,724	(16,725)	2010
RJ1 RIO DE JANEIRO (METRO), BRAZIL	—	—	—	—	22,642	—	22,642	(15,816)	2011
RJ2 RIO DE JANEIRO (METRO), BRAZIL	—	—	2,012	1,635	56,081	1,635	58,093	(18,176)	2012
SE2 SEATTLE (METRO)	—	—	—	—	27,912	—	27,912	(23,071)	2010

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Acquisition or Lease (4)
SE3 SEATTLE (METRO)	—	—	1,760	—	99,026	—	100,786	(48,609)	2011
SE4 SEATTLE (METRO)	—	4,000	12,903	—	30,171	4,000	43,074	(4,990)	2017
SP1 SÃO PAULO (METRO), BRAZIL	—	—	10,188	—	20,427	—	30,615	(24,774)	2011
SP2 SÃO PAULO (METRO), BRAZIL	—	—	—	3,979	67,644	3,979	67,644	(52,426)	2011
SP3 SÃO PAULO (METRO), BRAZIL	—	9,998	72,997	—	33,856	9,998	106,853	(21,392)	2017
SP4 SÃO PAULO (METRO), BRAZIL	—	—	22,027	—	46,673	—	68,700	(8,156)	2017
SV1 SILICON VALLEY (METRO)	—	—	—	15,545	142,396	15,545	142,396	(92,746)	1999
SV2 SILICON VALLEY (METRO)	—	—	—	—	150,225	—	150,225	(85,449)	2003
SV3 SILICON VALLEY (METRO)	—	—	—	—	80,591	—	80,591	(38,156)	1999
SV4 SILICON VALLEY (METRO)	—	—	—	—	25,031	—	25,031	(21,991)	2005
SV5 SILICON VALLEY (METRO)	—	6,238	98,991	—	98,181	6,238	197,172	(73,271)	2010
SV6 SILICON VALLEY (METRO)	—	—	15,585	—	28,778	—	44,363	(33,612)	2010
SV8 SILICON VALLEY (METRO)	—	—	—	—	51,084	—	51,084	(32,480)	2010
SV10 SILICON VALLEY (METRO)	—	12,646	123,594	—	85,811	12,646	209,405	(19,993)	2017
SV11 SILICON VALLEY (METRO)	—	—	—	—	2,809	—	2,809	—	2019
SV12 SILICON VALLEY (METRO)	—	20,313	—	—	6,925	20,313	6,925	—	2015
SV13 SILICON VALLEY (METRO)	—	—	3,828	—	73	—	3,901	(2,459)	2017
SV14 SILICON VALLEY (METRO)	—	3,638	5,503	—	3,742	3,638	9,245	(1,768)	2017
SV15 SILICON VALLEY (METRO)	—	7,651	23,060	—	1,188	7,651	24,248	(5,827)	2017
SV16 SILICON VALLEY (METRO)	—	4,271	15,018	—	1,384	4,271	16,402	(4,237)	2017
SV17 SILICON VALLEY (METRO)	—	—	17,493	—	3,805	—	21,298	(10,830)	2017
TR1 TORONTO (METRO), CANADA	—	—	—	—	90,620	—	90,620	(30,501)	2010
TR2 TORONTO (METRO), CANADA	—	—	21,113	104,289	120,080	104,289	141,193	(19,385)	2015
OTHERS (5)	—	77,527	21,580	227	36,770	77,754	58,350	(2,876)	Various

EMEA:
AD1 ABU DHABI (METRO), UNITED ARAB EMIRATES	—	—	—	—	353	—	353	(108)	2017
AM1 AMSTERDAM (METRO), THE NETHERLANDS	—	—	—	—	86,937	—	86,937	(42,564)	2008
AM2 AMSTERDAM (METRO), THE NETHERLANDS	—	—	—	—	80,238	—	80,238	(30,339)	2008
AM3 AMSTERDAM (METRO), THE NETHERLANDS	—	—	27,099	—	125,459	—	152,558	(52,150)	2011
AM4 AMSTERDAM (METRO), THE NETHERLANDS	—	—	—	—	190,025	—	190,025	(14,637)	2016
AM5 AMSTERDAM (METRO), THE NETHERLANDS	—	—	92,199	—	12,882	—	105,081	(25,529)	2016
AM6 AMSTERDAM (METRO), THE NETHERLANDS	—	6,616	50,876	437	81,635	7,053	132,511	(18,039)	2016

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Acquisition or Lease (4)
AM7 AMSTERDAM (METRO), THE NETHERLANDS	—	—	7,397	—	62,235	—	69,632	(5,773)	2016
AM8 AMSTERDAM (METRO), THE NETHERLANDS	—	—	—	—	11,060	—	11,060	(4,178)	2016
AM11 AMSTERDAM (METRO), THE NETHERLANDS	—	—	6,405	410	1,314	410	7,719	(410)	2019
BA1 BARCELONA (METRO), SPAIN	—	—	9,443	—	6,785	—	16,228	(3,710)	2017
DB1 DUBLIN (METRO), IRELAND	—	—	—	—	3,597	—	3,597	(2,446)	2016
DB2 DUBLIN (METRO), IRELAND	—	—	12,460	—	3,734	—	16,194	(6,469)	2016
DB3 DUBLIN (METRO), IRELAND	—	3,334	54,387	220	14,652	3,554	69,039	(15,205)	2016
DB4 DUBLIN (METRO), IRELAND	—	—	26,875	—	14,977	—	41,852	(6,898)	2016
DU1 DÜSSELDORF (METRO), GERMANY	—	—	—	8,117	30,189	8,117	30,189	(18,332)	2000
DX1 DUBAI (METRO), UNITED ARAB EMIRATES	—	—	—	—	89,340	—	89,340	(25,114)	2008
DX2 DUBAI (METRO), UNITED ARAB EMIRATES	—	—	—	—	653	—	653	(175)	2017
EN1 ENSCHEDE (METRO), THE NETHERLANDS	—	—	—	—	31,702	—	31,702	(21,705)	2008
FR1 FRANKFURT (METRO), GERMANY	—	—	—	—	4,151	—	4,151	(3,800)	2007
FR2 FRANKFURT (METRO), GERMANY	—	—	—	24,342	497,924	24,342	497,924	(126,263)	2007
FR4 FRANKFURT (METRO), GERMANY	—	11,578	9,307	764	80,031	12,342	89,338	(28,865)	2009
FR5 FRANKFURT (METRO), GERMANY	30,310	—	—	14,002	189,912	14,002	189,912	(41,597)	2012
FR6 FRANKFURT (METRO), GERMANY	—	—	—	—	135,071	—	135,071	(16,536)	2016
FR7 FRANKFURT (METRO), GERMANY	—	—	43,634	—	27,003	—	70,637	(18,717)	2016
GV1 GENEVA (METRO), SWITZERLAND	—	—	—	—	15,117	—	15,117	(3,841)	2004
GV2 GENEVA (METRO), SWITZERLAND	—	—	—	—	24,648	—	24,648	(21,916)	2009
HE1 HELSINKI (METRO), FINLAND	—	—	—	—	3,626	—	3,626	(2,541)	2016
HE3 HELSINKI (METRO), FINLAND	—	—	—	—	13,920	—	13,920	(8,134)	2016
HE4 HELSINKI (METRO), FINLAND	—	—	29,092	—	5,841	—	34,933	(13,389)	2016
HE5 HELSINKI (METRO), FINLAND	—	—	7,564	—	5,856	—	13,420	(3,627)	2016
HE6 HELSINKI (METRO), FINLAND	—	—	17,204	1,571	25,830	1,571	43,034	(8,828)	2016
HE7 HELSINKI (METRO), FINLAND	—	7,348	6,946	1,019	16,128	8,367	23,074	(1,310)	2018
HH1 HAMBURG (METRO), GERMANY		3,612	5,360	549	26,734	4,161	32,094	(290)	2018
IL2 ISTANBUL (METRO), TURKEY	—	14,460	39,289	—	12,428	14,460	51,717	(4,603)	2017
LD3 LONDON (METRO), UNITED KINGDOM	—	—	—	—	17,513	—	17,513	(15,831)	2000
LD4 LONDON (METRO), UNITED KINGDOM	—	—	23,044	—	119,830	—	142,874	(43,675)	2007
LD5 LONDON (METRO), UNITED KINGDOM	—	—	16,412	—	181,903	—	198,315	(88,458)	2010
LD6 LONDON (METRO), UNITED KINGDOM	—	—	—	—	138,942	—	138,942	(27,330)	2013
LD7 LONDON (METRO), UNITED KINGDOM	—	—	—	—	130,759	—	130,759	(3,320)	2018

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Acquisition or Lease (4)
LD8 LONDON (METRO), UNITED KINGDOM	—	—	107,544	—	37,898	—	145,442	(38,935)	2016
LD9 LONDON (METRO), UNITED KINGDOM	—	—	181,431	—	152,279	—	333,710	(58,823)	2016
LD10 LONDON (METRO), UNITED KINGDOM	—	—	40,251	—	98,955	—	139,206	(3,115)	2017
LS1 LISBON (METRO), PORTUGAL	—	—	7,374	3,467	4,061	3,467	11,435	(2,313)	2017
MA1 MANCHESTER (METRO), UNITED KINGDOM	—	—	—	—	10,480	—	10,480	(4,260)	2016
MA2 MANCHESTER (METRO), UNITED KINGDOM	—	—	—	—	10,211	—	10,211	(5,824)	2016
MA3 MANCHESTER (METRO), UNITED KINGDOM	—	—	44,931	—	5,883	—	50,814	(20,007)	2016
MA4 MANCHESTER (METRO), UNITED KINGDOM	—	—	6,697	—	2,403	—	9,100	(6,634)	2016
MD1 MADRID (METRO), SPAIN	—	—	7,917	10,961	1,086	10,961	9,003	(3,074)	2017
MD2 MADRID (METRO), SPAIN	—	—	40,952	—	29,913	—	70,865	(18,467)	2017
ML2 MILAN (METRO), ITALY	—	—	—	—	18,941	—	18,941	(8,119)	2016
ML3 MILAN (METRO), ITALY	—	—	—	3,564	41,678	3,564	41,678	(11,036)	2016
ML4 MILAN (METRO), ITALY	—	—	—	—	8,978	—	8,978	(4,812)	2016
ML5 MILAN (METRO), ITALY	—	7,741	20,952	—	—	7,741	20,952	—	2019
MU1 MUNICH (METRO), GERMANY	—	—	—	—	26,282	—	26,282	(15,088)	2007
MU3 MUNICH (METRO), GERMANY	—	—	—	—	4,759	—	4,759	(2,001)	2010
PA1 PARIS (METRO), FRANCE	—	—	—	—	21,810	—	21,810	(11,154)	2007
PA2 & PA3 PARIS (METRO), FRANCE	—	—	29,615	25,290	286,113	25,290	315,728	(121,808)	2007
PA4 PARIS (METRO), FRANCE	—	1,598	9,503	—	225,703	1,598	235,206	(61,380)	2011
PA5 PARIS (METRO), FRANCE	—	—	16,554	—	442	—	16,996	(5,081)	2016
PA6 PARIS (METRO), FRANCE	—	—	—	—	66,720	—	66,720	(25,375)	2016
PA7 PARIS (METRO), FRANCE	—	—	—	—	18,611	—	18,611	(7,477)	2016
PA9x PARIS (METRO), FRANCE	—	—	—	—	54,834	—	54,834	—	2019
SA1 SEVILLE (METRO), SPAIN	—	—	1,567	—	809	—	2,376	(1,459)	2017
SK1 STOCKHOLM, (METRO), SWEDEN	—	—	15,495	—	7,865	—	23,360	(7,424)	2016
SK2 STOCKHOLM, (METRO), SWEDEN	—	—	80,148	3,775	59,319	3,775	139,467	(20,755)	2016
SK3 STOCKHOLM, (METRO), SWEDEN	—	—	—	—	15,769	—	15,769	(3,738)	2016
SO1 SOFIA (METRO), BULGARIA	—	—	5,236	—	2,471	—	7,707	(1,780)	2016
SO2 SOFIA (METRO), BULGARIA	—	2,719	—	—	17,074	2,719	17,074	(454)	2017
WA1 WARSAW (METRO), POLAND	—	—	5,950	—	10,951	—	16,901	(5,390)	2016
WA2 WARSAW (METRO), POLAND	—	—	4,709	—	8,536	—	13,245	(3,528)	2016
WA3 WARSAW (METRO), POLAND	—	2,784	—	—	33,930	2,784	33,930	(67)	2017
ZH1 ZURICH (METRO), SWITZERLAND	—	—	—	—	36	—	36	—	2007
ZH2 ZURICH (METRO), SWITZERLAND	—	—	—	—	3,158	—	3,158	(2,579)	2002
ZH4 ZURICH (METRO), SWITZERLAND	—	—	11,284	—	23,137	—	34,421	(23,774)	2009

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Acquisition or Lease (4)
ZH5 ZURICH (METRO), SWITZERLAND	—	—	—	7,613	122,801	7,613	122,801	(20,735)	2009
ZW1 ZWOLLE (METRO), THE NETHERLANDS	—	—	—	—	9,934	—	9,934	(6,829)	2008
OTHERS (5)	—	16,652	7,956	16,763	54,557	33,415	62,513	(3,756)	Various

Asia-Pacific:
AE1 ADELAIDE (METRO), AUSTRALIA	—	2,654	1,015	—	1,689	2,654	2,704	(400)	2018
BR1 BRISBANE (METRO), AUSTRALIA	—	3,159	1,053	—	1,712	3,159	2,765	(249)	2018
CA1 CANBERRA (METRO), AUSTRALIA	—	—	18,410	—	1,416	—	19,826	(1,397)	2018
HK1 HONG KONG (METRO), CHINA	—	—	—	—	217,236	—	217,236	(102,231)	2003
HK2 HONG KONG (METRO), CHINA	—	—	—	—	230,373	—	230,373	(117,462)	2010
HK3 HONG KONG (METRO), CHINA	—	—	—	—	137,773	—	137,773	(70,771)	2012
HK4 HONG KONG (METRO), CHINA	—	—	—	—	67,853	—	67,853	(7,278)	2012
HK5 HONG KONG (METRO), CHINA	—	—	70,002	—	36,845	—	106,847	(13,545)	2017
ME1 MELBOURNE (METRO), AUSTRALIA	—	14,926	—	—	83,929	14,926	83,929	(18,291)	2013
ME2 MELBOURNE (METRO), AUSTRALIA	—	—	—	—	74,262	—	74,262	(130)	2018
ME4 MELBOURNE (METRO), AUSTRALIA	—	3,426	84,175	—	7,387	3,426	91,562	(10,436)	2018
ME5 MELBOURNE (METRO), AUSTRALIA	—	6,655	4,094	—	3,523	6,655	7,617	(1,167)	2018
OS1 OSAKA (METRO), JAPAN	—	—	14,876	—	97,754	—	112,630	(26,774)	2013
OS2x OSAKA (METRO), JAPAN	—	12,023	—	651	4,255	12,674	4,255	—	2018
PE1 PERTH (METRO), AUSTRALIA	—	1,348	1,337	—	1,064	1,348	2,401	(184)	2018
PE2 PERTH (METRO), AUSTRALIA	—	—	16,327	—	12,344	—	28,671	(3,003)	2018
SG1 SINGAPORE (METRO)	—	—	—	—	173,068	—	173,068	(116,934)	2003
SG2 SINGAPORE (METRO)	—	—	—	—	293,336	—	293,336	(188,277)	2008
SG3 SINGAPORE (METRO)	—	—	34,844	—	210,664	—	245,508	(50,346)	2013
SG4 SINGAPORE (METRO)	—	—	54,602	—	72,084	—	126,686	(287)	2019
SG5 SINGAPORE (METRO)	—	—	—	—	24,320	—	24,320	—	2019
SH2 SHANGHAI (METRO), CHINA	—	—	—	—	5,037	—	5,037	(1,919)	2012
SH3 SHANGHAI (METRO), CHINA	—	—	7,066	—	9,950	—	17,016	(5,570)	2012
SH5 SHANGHAI (METRO), CHINA	—	—	11,284	—	20,369	—	31,653	(11,965)	2012
SH6 SHANGHAI (METRO), CHINA	—	—	16,545	—	12,469	—	29,014	(1,448)	2017
SL1 SEOUL (METRO), SOUTH KOREA	—	—	29,236	—	4,729	—	33,965	(1,306)	2019
SY1 SYDNEY (METRO), AUSTRALIA	—	—	—	—	28,195	—	28,195	(17,494)	2003
SY2 SYDNEY (METRO), AUSTRALIA	—	—	3,080	—	23,572	—	26,652	(20,289)	2008
SY3 SYDNEY (METRO), AUSTRALIA	—	—	8,712	—	140,746	—	149,458	(68,935)	2010
SY4 SYDNEY (METRO), AUSTRALIA	—	—	—	—	160,001	—	160,001	(28,402)	2014
SY5 SYDNEY (METRO), AUSTRALIA	—	82,091	—	—	167,426	82,091	167,426	(374)	2018
SY6 SYDNEY (METRO), AUSTRALIA	—	8,859	64,197	—	5,540	8,859	69,737	(5,847)	2018

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Acquisition or Lease (4)
SY7 SYDNEY (METRO), AUSTRALIA	—	2,745	47,350	—	3,057	2,745	50,407	(3,921)	2018
SY8 SYDNEY (METRO), AUSTRALIA	—	—	1,073	—	367	—	1,440	(487)	2018
TY1 TOKYO (METRO), JAPAN	—	—	—	—	23,400	—	23,400	(18,214)	2000
TY2 TOKYO (METRO), JAPAN	—	—	—	—	90,190	—	90,190	(65,613)	2006
TY3 TOKYO (METRO), JAPAN	—	—	—	—	78,646	—	78,646	(39,806)	2010
TY4 TOKYO (METRO), JAPAN	—	—	—	—	75,422	—	75,422	(26,281)	2012
TY5 TOKYO (METRO), JAPAN	—	—	102	—	57,228	—	57,330	(13,578)	2014
TY6 TOKYO (METRO), JAPAN	—	—	37,941	—	11,992	—	49,933	(25,728)	2015
TY7 TOKYO (METRO), JAPAN	—	—	13,175	—	5,958	—	19,133	(11,043)	2015
TY8 TOKYO (METRO), JAPAN	—	—	53,848	—	7,981	—	61,829	(22,012)	2015
TY9 TOKYO (METRO), JAPAN	—	—	106,710	—	20,043	—	126,753	(63,550)	2015
TY10 TOKYO (METRO), JAPAN	—	—	69,881	—	17,422	—	87,303	(20,679)	2015
TY11 TOKYO (METRO), JAPAN	—	—	22,099	—	134,708	—	156,807	(3,320)	2018
TY12x TOKYO (METRO), JAPAN	—	10,285	—	101	66,560	10,386	66,560	—	2018
OTHERS (5)	—	14,536	875	—	14,593	14,536	15,468	(8,213)	Various
TOTAL LOCATIONS	$30,310	$509,259	$3,777,257	$277,406	$12,363,410	$786,665	$16,140,667	$(5,329,182)

(1)	The initial cost was $0 if the lease of the respective IBX was classified as an operating lease.

(2)	Building and improvements include all fixed assets except for land.

(3)	Buildings and improvements are depreciated on a straight line basis over estimated useful live as described under described in Note 1 within the Consolidated Financial Statements.

(4)	Date of lease or acquisition represents the date the Company leased the facility or acquired the facility through purchase or acquisition.

(5)	Includes various IBXs that are under initial development and costs incurred at certain central locations supporting various IBX functions.

The aggregate gross cost of the Company's properties for federal income tax purpose approximated $23,111.1 million (unaudited) as of December 31, 2019.

The following table reconciles the historical cost of the Company's properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2019 (in thousands).
Gross Fixed Assets:

	2019	2018	2017
Balance, beginning of period	$15,020,198	$12,947,735	$9,855,811
ASC 842 adoption impact (1)	(276,671)	—	—
Additions (including acquisitions and improvements)	2,632,472	2,756,218	2,508,333
Disposals	(463,485)	(289,157)	(78,886)
Foreign currency transaction adjustments and others	14,818	(394,598)	662,477
Balance, end of year	$16,927,332	$15,020,198	$12,947,735
Accumulated Depreciation:

	2019	2018	2017
Balance, beginning of period	$(4,517,016)	$(3,980,198)	$(3,175,972)
ASC 842 adoption impact (1)	(7,846)	—	—
Additions (depreciation expense)	(926,046)	(882,848)	(748,942)
Disposals	128,352	261,928	65,922
Foreign currency transaction adjustments and others	(6,626)	84,102	(121,206)
Balance, end of year	$(5,329,182)	$(4,517,016)	$(3,980,198)

(1)
Upon the adoption of Topic 842 on January 1, 2019, the Company de-recognized certain fixed assets under built-to-suite leases due to the conversion of certain build-to-suit leases to operating leases. See Note 1 within the Consolidated Financial Statements.