Form 10-Q
period 2020-03-31
EQUINIX INC
filed 2020-05-07
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant's Common Stock as of May 6, 2020 was 85,927,044.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
EQUINIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,171,339	$1,869,577
Short-term investments	25,833	10,362
Accounts receivable, net of allowance for doubtful accounts of $14,793 and $13,026	687,153	689,134
Other current assets	435,784	303,543
Total current assets	2,320,109	2,872,616
Property, plant and equipment, net	12,177,044	12,152,597
Operating lease right-of-use assets	1,414,711	1,475,367
Goodwill	4,927,459	4,781,858
Intangible assets, net	2,108,539	2,102,389
Other assets	642,836	580,788
Total assets	$23,590,698	$23,965,615
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$717,574	$760,718
Accrued property, plant and equipment	317,144	301,535
Current portion of operating lease liabilities	140,596	145,606
Current portion of finance lease liabilities	89,262	75,239
Current portion of mortgage and loans payable	74,473	77,603
Current portion of senior notes	300,401	643,224
Other current liabilities	199,023	153,938
Total current liabilities	1,838,473	2,157,863
Operating lease liabilities, less current portion	1,261,964	1,315,656
Finance lease liabilities, less current portion	1,489,945	1,430,882
Mortgage and loans payable, less current portion	1,469,195	1,289,434
Senior notes, less current portion	8,253,745	8,309,673
Other liabilities	608,082	621,725
Total liabilities	14,921,404	15,125,233
Commitments and contingencies (Note 10)
Equinix stockholders' equity
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 86,269,033 issued and 85,927,060 outstanding in 2020 and 85,700,953 issued and 85,308,386 outstanding in 2019	86	86
Additional paid-in capital	12,893,455	12,696,433
Treasury stock, at cost; 341,973 shares in 2020 and 392,567 shares in 2019	(127,298)	(144,256)
Accumulated dividends	(4,399,527)	(4,168,469)
Accumulated other comprehensive loss	(1,206,669)	(934,613)
Retained earnings	1,509,317	1,391,425
Total Equinix stockholders' equity	8,669,364	8,840,606
Non-controlling interests	(70)	(224)
Total stockholders' equity	8,669,294	8,840,382
Total liabilities and stockholders' equity	$23,590,698	$23,965,615
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Revenues	$1,444,542	$1,363,218
Costs and operating expenses:
Cost of revenues	736,282	682,030
Sales and marketing	180,450	169,715
General and administrative	261,597	215,046
Transaction costs	11,530	2,471
Impairment charges	—	14,448
Loss on asset sales	1,199	—
Total costs and operating expenses	1,191,058	1,083,710
Income from operations	253,484	279,508
Interest income	4,273	4,202
Interest expense	(107,338)	(122,846)
Other income (expense)	5,170	(166)
Loss on debt extinguishment	(6,441)	(382)
Income before income taxes	149,148	160,316
Income tax expense	(30,191)	(42,569)
Net income	118,957	117,747
Net (income) loss attributable to non-controlling interests	(165)	331
Net income attributable to Equinix	$118,792	$118,078
Earnings per share ("EPS") attributable to Equinix:
Basic EPS	$1.39	$1.44
Weighted-average shares for basic EPS	85,551	81,814
Diluted EPS	$1.38	$1.44
Weighted-average shares for diluted EPS	86,144	82,090
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Net income	$118,957	$117,747
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment ("CTA") loss, net of tax effects of $0 and $(10)	(413,792)	(81,719)
Net investment hedge CTA gain, net of tax effect of $0 and $10	144,946	76,850
Unrealized gain (loss) on cash flow hedges, net of tax effects of $(6,367) and $(2,741)	(3,256)	8,224
Net actuarial gain (loss) on defined benefit plans, net of tax effects of $9 and $(1)	35	(11)
Total other comprehensive income (loss), net of tax	(272,067)	3,344
Comprehensive income (loss), net of tax	(153,110)	121,091
Net (income) loss attributable to non-controlling interests	(165)	331
Other comprehensive (income) loss attributable to non-controlling interests	11	(7)
Comprehensive income (loss) attributable to Equinix	$(153,264)	$121,415

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Cash flows from operating activities:
Net income	$118,957	$117,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	287,378	263,643
Stock-based compensation	64,499	49,023
Amortization of intangible assets	48,491	49,535
Amortization of debt issuance costs and debt discounts and premiums	3,460	2,995
Provision for allowance for doubtful accounts	3,934	4,594
Impairment charges	—	14,448
Loss on asset sales	1,199	—
Loss on debt extinguishment	6,441	382
Other items	4,484	5,157
Changes in operating assets and liabilities:
Accounts receivable	15,306	(84,350)
Income taxes, net	3,697	15,825
Other assets	(101,882)	(7,833)
Operating lease right-of-use assets	38,797	41,264
Operating lease liabilities	(35,193)	(38,886)
Accounts payable and accrued expenses	(25,681)	(11,463)
Other liabilities	82,943	(940)
Net cash provided by operating activities	516,830	421,141
Cash flows from investing activities:
Purchases of investments	(44,813)	(9,297)
Sales of investments	5,873	518
Business acquisitions, net of cash and restricted cash acquired	(478,287)	—
Purchases of real estate	(36,373)	(5,721)
Purchases of other property, plant and equipment	(400,941)	(363,967)
Net cash used in investing activities	(954,541)	(378,467)
Cash flows from financing activities:
Proceeds from employee equity awards	30,391	27,593
Payment of dividends and special distribution	(233,479)	(204,603)
Proceeds from public offering of common stock, net of issuance costs	101,792	1,213,434
Proceeds from revolving credit facility	250,000	—
Repayments of finance lease liabilities	(18,977)	(31,158)
Repayments of mortgage and loans payable	(18,501)	(18,334)
Repayment of senior notes	(343,711)	—
Debt extinguishment costs	(4,619)	—
Net cash provided by (used in) financing activities	(237,104)	986,932
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(25,287)	(1,695)
Net increase (decrease) in cash, cash equivalents and restricted cash	(700,102)	1,027,911
Cash, cash equivalents and restricted cash at beginning of period	1,886,613	627,604
Cash, cash equivalents and restricted cash at end of period	$1,186,511	$1,655,515

Cash and cash equivalents	$1,171,339	$1,633,844
Current portion of restricted cash included in other current assets	6,483	11,305
Non-current portion of restricted cash included in other assets	8,689	10,366
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$1,186,511	$1,655,515
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Equinix, Inc. ("Equinix" or the "Company") and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The condensed consolidated balance sheet data as of December 31, 2019 has been derived from audited consolidated financial statements as of that date. The condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For further information, refer to the Consolidated Financial Statements and Notes thereto included in Equinix's Form 10-K as filed with the SEC on February 21, 2020. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.
Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Equinix and its subsidiaries, including the acquisitions of Packet Host, Inc. from March 2, 2020, three data centers in Mexico acquired from Axtel S.A.B. de C.V from January 8, 2020, and Switch Datacenters' AMS1 data center business in Amsterdam, Netherlands from April 18, 2019. All intercompany accounts and transactions have been eliminated in consolidation.
Income Taxes
The Company elected to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with its 2015 taxable year. As a result, the Company may deduct the distributions made to its stockholders from taxable income generated by the Company and its qualified REIT subsidiaries ("QRSs"). The Company's dividends paid deduction generally eliminates the U.S. federal taxable income of the Company and its QRSs, resulting in no U.S. federal income tax due. However, the Company's domestic taxable REIT subsidiaries ("TRSs") are subject to U.S. corporate income taxes on any taxable income generated by them. In addition, the foreign operations of the Company are subject to local income taxes regardless of whether the foreign operations are operated as QRSs or TRSs.
The Company provides for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate is subject to change in the future due to various factors such as the operating performance of the Company, tax law changes and future business acquisitions.
The Company's effective tax rates were 20.2% and 26.6% for the three months ended March 31, 2020 and 2019, respectively.
Coronavirus (COVID-19) Update
In December 2019, a novel strain of coronavirus, referred to as Coronavirus disease 2019, or COVID-19, emerged. On February 29, 2020, the World Health Organization (“WHO”) raised the COVID-19 threat from high to very high, and on March 11, 2020, the WHO characterized COVID-19 as a global pandemic. The extent to which the Company’s operations will be impacted by COVID-19 will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things. As of the date of issuance of the financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from these estimates.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
In December 2019, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes ("Topic 740"): Simplifying the Accounting for Income Taxes. The ASU simplifies accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also improves consistent application of and simplifies generally accepted accounting principles ("GAAP") for other areas of Topic 740 by clarifying and amending existing guidance. For public entities, the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted including adoption in any interim period for periods for which financial statements have not yet been issued. The Company is currently evaluating the extent of the impact that the adoption of this standard will have on its condensed consolidated financial statements.
Accounting Standards Adopted
In March 2020, FASB issued ASU 2020-04, Reference Rate Reform ("Topic 848"): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company adopted the ASU upon its issuance and there was no impact on the Company's condensed consolidated financial statements for the three months ended March 31, 2020 as a result of adopting this standard. The Company will evaluate its debt, derivative and lease contracts that are eligible for modification relief and may apply the elections prospectively as needed.
In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses ("Topic 326"): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU requires enhanced qualitative and quantitative disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company adopted this new ASU on January 1, 2020 using the modified retrospective approach and recorded a net decrease to retained earnings of $0.9 million and a corresponding increase to allowance for doubtful accounts. The adoption did not have any significant impact on other financial assets within the scope of ASC 326, such as contract asset.
Accounts Receivable
Accounts receivables are recorded at invoice amount and are generally due in less than one year. Allowance for doubtful accounts are estimated losses resulting from the inability of customers making payments. An estimate of uncollectible amounts is made based on historical bad debts, age of customer receivable balances, customers' financial conditions and current economic trends. As of March 31, 2020, our allowance for doubtful accounts considered the current and potential future impacts caused by the COVID-19 pandemic based on information available to such date.
Accounts receivable, net, consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Accounts receivable	$701,946	$702,160
Allowance for doubtful accounts	(14,793)	(13,026)
Accounts receivable, net	$687,153	$689,134

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table summarizes the activity of the Company's allowance for doubtful accounts (in thousands):

Balance at December 31, 2019	$13,026
Adjustments due to adoption of ASU 2016-13	900
Provision for allowance for doubtful accounts	3,934
Net write-offs and recoveries	(2,688)
Impact of foreign currency exchange and others	(379)
Balance at March 31, 2020	$14,793

2.    Revenue
Contract Balances
The following table summarizes the opening and closing balances of the Company's accounts receivable, net; contract asset, current; contract asset, non-current; deferred revenue, current; and deferred revenue, non-current (in thousands):

	Accounts receivable, net	Contract asset, current	Contract asset, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2020	$689,134	$10,033	$31,521	$76,193	$46,555
Closing balances as of March 31, 2020	687,153	10,457	33,619	79,575	48,107
Increase/(decrease)	$(1,981)	$424	$2,098	$3,382	$1,552
The difference between the opening and closing balances of the Company's accounts receivable, net, contract assets and deferred revenues primarily results from revenue growth and the timing difference between the satisfaction of the Company's performance obligation and the customer's payment, as well as business combinations closed during the three months ended March 31, 2020. The amounts of revenue recognized during the three months ended March 31, 2020 from the opening deferred revenue balance as of January 1, 2020 was $38.1 million.
Remaining performance obligations
As of March 31, 2020, approximately $7.2 billion of total revenues including deferred installation revenues are expected to be recognized in future periods, the majority of which will be recognized over the next 24 months. While initial contract terms vary in length, substantially all contracts thereafter automatically renew in one-year increments. Included in the remaining performance obligations is either 1) remaining performance obligations under the initial contract terms or 2) remaining performance obligations related to contracts in the renewal period once the initial terms have lapsed. The remaining performance obligations do not include variable consideration related to unsatisfied performance obligations such as the usage of metered power, service fees from xScaleTM data centers, which are calculated based on future events or actual costs incurred in the future, or any contracts that could be terminated without any significant penalties such as the majority of interconnection revenues. The remaining performance obligations above include revenues to be recognized in the future related to arrangements where the Company is considered the lessor.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income	$118,957	$117,747
Net (income) loss attributable to non-controlling interests	(165)	331
Net income attributable to Equinix	$118,792	$118,078

Weighted-average shares used to calculate basic EPS	85,551	81,814
Effect of dilutive securities:
Employee equity awards	593	276
Weighted-average shares used to calculate diluted EPS	86,144	82,090

EPS attributable to Equinix:
Basic EPS	$1.39	$1.44
Diluted EPS	$1.38	$1.44

The Company has excluded common stock related to employee equity awards in the diluted EPS calculation above of approximately 45,000 shares and 469,000 shares for the three months ended March 31, 2020 and 2019, respectively, because their effect would be anti-dilutive.
4.    Acquisitions
2020 Acquisitions
On March 2, 2020, the Company acquired all outstanding shares and equity awards of Packet Host, Inc. (“Packet”), a leading bare metal automation platform for a total purchase consideration of approximately $290.3 million in cash. In addition, the Company paid $16.1 million in cash to accelerate the vesting of unvested Packet equity awards for certain Packet employees, which was recorded as stock-based compensation expense during the three months ended March 31, 2020. In connection with the acquisition, the Company also issued restricted stock awards with an aggregated fair value of $30.2 million and a three-year vesting period, which will be recognized as stock-based compensation costs over the vesting period. The acquisition, combined with the Company’s own organic bare metal service in development, is expected to accelerate Equinix's strategy to help enterprises deploy hybrid multicloud architectures on Equinix's data center platform.
On January 8, 2020, the Company completed the acquisition of three data centers in Mexico from Axtel S.A.B. de C.V. (“Axtel”) for a total purchase consideration of approximately $189.0 million, including $175.0 million in cash and $14.0 million the Company paid to the seller for recoverable value-added taxes ("VAT") incurred prior to the acquisition, which related to a corresponding VAT receivable acquired upon acquisition. The acquisition supports the Company’s ongoing expansion to meet customer demand in the Americas region.
Both acquisitions constitute a business under the accounting standard for business combinations and, therefore, were accounted for as business combinations using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price is allocated to the assets acquired and liabilities assumed measured at fair value on the date of acquisition. As of March 31, 2020, the Company had not completed the detailed valuation analysis to derive the fair value of assets acquired and liabilities assumed, including property, plant and equipment, intangible assets and the related tax impacts; therefore, the purchase price allocation is based on provisional estimates and subject to continuing management analysis.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

A summary of the preliminary allocation of total purchase consideration is presented as follows (in thousands):

	Packet	Axtel
Cash and cash equivalents	$1,029	$—
Accounts receivable	5,148	—
Other current assets	108	14,048
Property, plant and equipment	28,980	76,407
Operating lease right-of-use assets	1,445	1,646
Intangible assets	68,600	22,750
Goodwill	223,117	78,902
Other assets	138	—
Total assets acquired	328,565	193,753
Accounts payable and accrued liabilities	(987)	(238)
Other current liabilities	(826)	—
Operating lease liabilities	(1,445)	(1,586)
Finance lease liabilities	(28,980)	—
Other liabilities	—	(162)
Deferred tax liabilities	(6,029)	(2,749)
Net assets acquired	$290,298	$189,018

The following table presents certain information on the acquired intangible assets (in thousands):

Intangible Assets	Fair Value	Estimated Useful Lives (Years)	Weighted-average Estimated Useful Lives (Years)
Packet:
Trade names	$1,600	3.0	3.0
Existing technology	5,100	3.0	3.0
Customer relationships	61,900	10.0	10.0
Axtel:
Customer relationships	22,750	15.0	15.0

The fair value of the Packet trade name was estimated using the relief from royalty method under the income approach. The Company applied a relief from royalty rate of 1.0% and a discount rate of 8.0%. The fair value of existing technology was estimated under the cost approach by projecting the cost to recreate a new asset with an equivalent utility of the existing technology. The key assumptions of the cost approach include total cost, time to recreate and functional obsolescence.
The fair value of customer relationships acquired from Packet and Axtel was estimated by applying an income approach, by calculating the present value of estimated future operating cash flows generated from existing customers less costs to realize the revenue. The Company applied a discount rate of 8.0% for Packet and 13.3% for Axtel, which reflects the nature of the assets as they relate to the risk and uncertainty of the estimated future operating cash flows, as well as the risk of the country within which the acquired business operates.
The fair value of property, plant and equipment was estimated by applying the cost approach, with the exception of land, which was estimated by applying the market approach. The key assumptions of the cost approach include replacement cost new, physical deterioration, functional and economic obsolescence, economic useful life, remaining useful life, age and effective age.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill is attributable to the workforce of the acquired business and the projected revenue increase expected to arise from future customers after the Packet and Axtel acquisitions. Goodwill from both acquisitions is not amortizable for local tax purposes and is attributable to the Company's Americas region.
The Company incurred transaction costs of approximately $9.6 million during the three months ended March 31, 2020 for both acquisitions combined. The operating results of both acquisitions are reported in the Americas region following the date of acquisition. During the three months ended March 31, 2020, the Company's results of operations include $8.1 million of revenues and $13.6 million of net loss from operations from the combined operations of Packet and Axtel. The net loss was primarily attributable to the $16.1 million stock-based compensation expense incurred to accelerate the vesting of certain Packet employees’ unvested Packet equity awards at the close of the Packet acquisition.
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

5.	Equity Method Investments
On October 8, 2019, the Company entered into a joint venture in the form of a limited liability partnership with GIC, Singapore's sovereign wealth fund (the "EMEA Joint Venture"), to develop and operate xScaleTM data centers in Europe.  xScale data centers are engineered to meet the technical and operational requirements and price points of core hyperscale workload deployments and also offer access to Equinix's comprehensive suite of interconnection and edge services.
Upon closing, GIC contributed €152.6 million in cash, or $167.4 million at the exchange rate in effect on October 8, 2019, for an 80% partnership interest in the EMEA Joint Venture. Equinix sold certain xScale data center facilities to the EMEA Joint Venture in exchange for net cash proceeds of $351.8 million, as well as a 20% partnership interest in the EMEA Joint Venture with a fair value of $41.9 million. The Company accounts for its investments in the EMEA Joint Venture using the equity method of accounting, whereby the investments were recorded initially at fair value, which equals to the cost of the Company's initial equity contribution, and subsequently adjusted for cash contributions and the Company's share of the income and losses of the investees.
During the three months ended March 31, 2020, the Company made an additional equity contribution of $5.1 million to the EMEA Joint Venture. As of March 31, 2020 and December 31, 2019, the Company's equity method investments were $72.7 million and $59.7 million, respectively, and were included within other assets on the consolidated balance sheet. The Company's share of the income and losses of the equity method investments was not significant for the three months ended March 31, 2020, and was included in other income on the condensed consolidated statement of operations.
As part of the sale of its xScale data center facilities to the EMEA Joint Venture, the Company also received a contingent consideration receivable upon completion of certain performance milestones. The milestone payments are primarily contingent on the receipt of local regulatory approval for certain sites. The contingent consideration is considered a derivative and is remeasured at its fair value each reporting period using inputs such as probabilities of payment, discount rates, foreign currency forward rates and projected payment dates. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements. As of March 31, 2020 and December 31, 2019, the fair value of the contingent consideration was $38.9 million and $40.1 million, respectively, which was included in other current assets and other assets on the condensed consolidated balance sheet. Changes in the fair value of the contingent consideration were recorded in gain (loss) on asset sales on the condensed consolidated statement of operations.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.    Derivatives and Hedging Activities
Derivatives Designated as Hedging Instruments
Net Investment Hedges. The Company is exposed to the impact of foreign exchange rate fluctuations on the value of investments in its foreign subsidiaries whose functional currencies are other than the U.S. Dollar. In order to mitigate the impact of foreign currency exchange rates, the Company has entered into various foreign currency debt obligations, which are designated as hedges against the Company's net investments in foreign subsidiaries. As of March 31, 2020 and December 31, 2019, the total principal amounts of foreign currency debt obligations designated as net investment hedges were $4,245.1 million and $4,078.7 million, respectively.
The Company also uses cross-currency interest rate swaps to hedge a portion of its net investment in its European operations. As of both March 31, 2020 and December 31, 2019, U.S. Dollar to Euro cross-currency interest rate swap contracts with a total notional amount of $750.0 million were outstanding, with maturity dates in April 2022, January 2024 and January 2025. At maturity of each outstanding contract, the Company will receive U.S. Dollars from and pay Euros to the contract counterparty. During the term of each contract, the Company receives interest payments in U.S. Dollars and makes interest payments in Euros based on a notional amount and fixed interest rates determined at contract inception.
The effect of net investment hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended March 31,
		2020	2019
Foreign currency debt		$99,102	$63,914
Cross-currency interest rate swaps (included component) (1)		14,140	15,515
Cross-currency interest rate swaps (excluded component) (2)		31,704	(2,590)
Total		$144,946	$76,839

Amount of gain or (loss) recognized in earnings:
	Location of gain or (loss)	Three Months Ended March 31,
		2020	2019
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$5,089	$4,163
Total		$5,089	$4,163

(1)	Included component represents foreign exchange spot rates.

(2)	Excluded component represents cross-currency basis spread and interest rates.
Cash Flow Hedges. The Company hedges its foreign currency translation exposure for forecasted revenues and expenses in its EMEA region between the U.S. Dollar and the British Pound, Euro, Swedish Krona and Swiss Franc. The foreign currency forward and option contracts that the Company uses to hedge this exposure are designated as cash flow hedges. As of March 31, 2020 and December 31, 2019, the total notional amounts of these foreign exchange contracts were $985.7 million and $824.8 million, respectively. As of March 31, 2020, the Company's foreign exchange contracts had maturity dates ranging from April 2020 to March 2022 and the Company recorded a net gain of $33.0 million within accumulated other comprehensive income (loss) relating to cash flow hedges that will be reclassified to revenues and expenses as they mature in the next 12 months. As of December 31, 2019, the Company's foreign exchange contracts had maturity dates ranging from January 2020 to December 2021 and the Company recorded a net gain of $16.3 million within accumulated other comprehensive income (loss) relating to cash flow hedges that will be reclassified to revenues and expenses as they mature in the next 12 months.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company hedges the interest rate exposure created by anticipated fixed rate debt issuances through the use of treasury locks and forward starting swaps (collectively, interest rate locks), which are designated as cash flow hedges. As of March 31, 2020, the total notional amount of interest rate locks was approximately $1.2 billion. As of December 31, 2019, the Company had no interest rate cash flow hedges outstanding. When interest rate locks are settled, any accumulated gain or loss included as a component of other comprehensive income (loss) will be amortized to interest expense over the life of the related debt. As of March 31, 2020 and December 31, 2019, the net loss and gain in accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months for interest rate locks is not significant.
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
The effect of cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended March 31,
		2020	2019
Foreign currency forward and option contracts (included component) (1)		$28,025	$10,965
Foreign currency option contracts (excluded component) (2)		1,318	—
Interest rate locks		(26,232)	—
Total		$3,111	$10,965

Amount of gain or (loss) reclassified from accumulated other comprehensive income to income:
		Three Months Ended March 31,
	Location of gain or (loss)	2020	2019
Foreign currency forward contracts	Revenues	$21,219	$9,861
Foreign currency forward contracts	Costs and operating expenses	(11,000)	(5,329)
Interest rate locks	Interest Expense	168	—
Total		$10,387	$4,532

Amount of gain or (loss) excluded from effectiveness testing included in income:
		Three Months Ended March 31,
	Location of gain or (loss)	2020	2019
Foreign currency forward contracts	Other income (expense)	$—	$88
Foreign currency option contracts (excluded component) (2)	Revenues	(521)	—
Total		$(521)	$88

(1)	Included component represents foreign exchange spot rates.

(2)	Excluded component represents option's time value.

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
Foreign Currency Forward Contracts. The Company also uses foreign currency forward contracts to manage the foreign exchange risk associated with certain foreign currency-denominated monetary assets and liabilities. As a result of foreign currency fluctuations, the U.S. Dollar equivalent values of its foreign currency-denominated monetary assets and liabilities change. Gains and losses on these contracts are included in other income (expense), on a net basis, along with the foreign currency gains and losses of the related foreign currency-denominated monetary assets and liabilities associated with these foreign currency forward contracts. As of March 31, 2020 and December 31, 2019, the total notional amounts of these foreign currency contracts were $4.2 billion and $2.5 billion, respectively.
The following table presents the effect of derivatives not designated as hedging instruments in the Company's condensed consolidated statements of operations (in thousands):

Amount of gain or (loss) recognized in earnings:
		Three Months Ended March 31,
	Location of gain or (loss)	2020	2019
Embedded derivatives	Revenues	$7,451	$907
Economic hedge of embedded derivatives	Revenues	(7,902)	(57)
Foreign currency forward contracts	Other income (expense)	133,824	8,351
Total		$133,373	$9,201

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Fair Value of Derivative Instruments
The following table presents the fair value of derivative instruments recognized in the Company's condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Designated as hedging instruments:
Cash flow hedges
Foreign currency forward and option contracts	$46,544	$19	$24,853	$5,898
Interest rate locks	4,373	21,295	—	—
Net investment hedges
Cross-currency interest rate swaps	72,095	—	26,251	—
Total designated as hedging	123,012	21,314	51,104	5,898

Not designated as hedging instruments:
Embedded derivatives	10,733	1,102	4,595	2,268
Economic hedges of embedded derivatives	4,507	23	1,367	—
Foreign currency forward contracts	73,939	59,751	641	27,446
Total not designated as hedging	89,179	60,876	6,603	29,714
Total Derivatives	$212,191	$82,190	$57,707	$35,612

(1)	As presented in the Company's condensed consolidated balance sheets within other current assets and other assets.

(2)	As presented in the Company's condensed consolidated balance sheets within other current liabilities and other liabilities.
Offsetting Derivative Assets and Liabilities
The Company presents its derivative instruments and the accrued interest related to cross-currency interest rate swaps at gross fair values in the condensed consolidated balance sheets. The Company enters into master netting agreements with its counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default. For presentation on the condensed consolidated balance sheets, the Company does not offset fair value amounts recognized for derivative instruments or the accrued interest related to cross-currency interest rate swaps under master netting arrangements. The following table presents information related to these offsetting arrangements as of March 31, 2020 and December 31, 2019 (in thousands):

	Gross Amounts Offset in Consolidated Balance Sheet
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Net Amounts	Gross Amounts not Offset in the Balance Sheet	Net
March 31, 2020
Derivative assets	$224,453	$—	$224,453	$(85,190)	$139,263
Derivative liabilities	88,477	—	88,477	(85,190)	3,287

December 31, 2019
Derivative assets	$76,640	$—	$76,640	$(37,820)	$38,820
Derivative liabilities	45,832	—	45,832	(37,820)	8,012

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
The Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company's financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 were as follows (in thousands):

	Fair Value at March 31, 2020	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Money market and deposit accounts	$453,349	$453,349	$—
Publicly traded equity securities	2,664	2,664	—
Certificates of deposit	23,169	—	23,169
Derivative instruments (1)	212,191	—	212,191
Total	$691,373	$456,013	$235,360
Liabilities:
Derivative instruments (1)	$82,190	$—	$82,190

(1)	Amounts are included within other current assets, other assets, others current liabilities and other liabilities in the Company's accompanying condensed consolidated balance sheet.
The Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 were as follows (in thousands):

	Fair Value at December 31, 2019	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Money market and deposit accounts	$886,547	$886,547	$—
Publicly traded equity securities	2,779	2,779	—
Certificates of deposit	7,583	—	7,583
Derivative instruments (1)	57,707	—	57,707
Total	$954,616	$889,326	$65,290
Liabilities:
Derivative instruments (1)	$35,612	$—	$35,612

(1)	Amounts are included within other current assets, other assets, other current liabilities and other liabilities in the Company's accompanying condensed consolidated balance sheet.
The Company did not have any Level 3 financial assets or financial liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.
8.    Leases
Significant Lease Transactions
Silicon Valley 4 ("SV4") Data Center
In February 2020, the Company exercised its first renewal option available to extend the lease term for the SV4 Data Center for 5 years. After exercising the first renewal option, there are two renewal options of 5 years each remaining. The Company concluded that the two remaining renewal options of 5 years each are reasonably certain to be exercised after considering all relevant factors that create an economic incentive for the Company. Therefore, the concluded lease term is 15 years and 7 months with the lease ending on September 30, 2035. The Company assessed the lease classification of the SV4 lease at the modification date and determined the lease should be accounted for as a finance lease. During the three months ended March 31, 2020, the Company recorded finance lease ROU asset and liability of $62.8 million and $63.3 million, respectively.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Hong Kong 1 ("HK1") Data Center
In March 2020, the Company entered into several lease agreements with the landlord to lease several premises in the HK1 Data Center. One of the premises commenced in March 2020 with an initial term of 18 years. The Company assessed the lease classification of that premises at the commencement date and determined the lease should be accounted for as a finance lease. The Company will assess the remaining premises when the leases commence. During the three months ended March 31, 2020, the Company recorded finance lease ROU asset and liability of 163.0 million Hong Kong dollars or $21.0 million at the exchange rate in effect on March 31, 2020.
Lease Expenses
The components of lease expenses are as follows (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Finance lease cost
Amortization of right-of-use assets (1)	$25,166	$20,086
Interest on lease liabilities	27,825	27,523
Total finance lease cost	52,991	47,609

Operating lease cost	53,791	51,639
Total lease cost	$106,782	$99,248

(1) Amortization of right-of-use assets is included with depreciation expense, and is recorded within cost of revenues, sales and marketing and general and administrative expenses in the condensed consolidated statements of operations.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Other Information
Other information related to leases is as follows (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$26,967	$26,604
Operating cash flows from operating leases	51,985	49,262
Financing cash flows from finance leases	18,977	31,158

Right-of-use assets obtained in exchange for lease obligations: (1)
Finance leases	$115,274	$16,307
Operating leases	6,612	28,987

	As of March 31, 2020	As of December 31, 2019
Weighted-average remaining lease term - finance leases (2)	15 years	15 years
Weighted-average remaining lease term - operating leases (2)	13 years	13 years
Weighted-average discount rate - finance leases	8%	9%
Weighted-average discount rate - operating leases	4%	4%
Finance lease assets (3)	$1,343,406	$1,277,614

(1) Represents all non-cash changes in ROU assets.
(2) Includes lease renewal options that are reasonably certain to be exercised.
(3) As of March 31, 2020 and December 31, 2019, the Company recorded accumulated amortization of finance lease assets of $498.1 million and $474.8 million, respectively. Finance lease assets are recorded within property, plant and equipment, net on the condensed consolidated balance sheets.
Maturities of Lease Liabilities
Maturities of lease liabilities as of March 31, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2020 (9 months remaining)	$137,567	$141,162	$278,729
2021	190,031	191,679	381,710
2022	182,747	188,362	371,109
2023	167,266	183,177	350,443
2024	155,392	181,116	336,508
Thereafter	1,080,313	1,796,773	2,877,086
Total lease payments	1,913,316	2,682,269	4,595,585
Plus amount representing residual property value	—	17,639	17,639
Less imputed interest	(510,756)	(1,120,701)	(1,631,457)
Total	$1,402,560	$1,579,207	$2,981,767

The Company entered into agreements with various landlords primarily to lease data center spaces and ground leases which have not yet commenced as of March 31, 2020. These leases will commence between fiscal years 2020 and 2022, with lease terms of 2 to 49 years and a total lease commitment of approximately $680.8 million.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

9.    Debt Facilities
Mortgage and Loans Payable
As of March 31, 2020 and December 31, 2019, the Company's mortgage and loans payable consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Term loans	$1,219,047	$1,287,151
Revolving credit facility	250,000	—
Mortgage payable and loans payable	77,236	82,967
	1,546,283	1,370,118
Less amount representing unamortized debt discount and debt issuance cost	(4,330)	(4,849)
Add amount representing unamortized mortgage premium	1,715	1,768
	1,543,668	1,367,037
Less current portion	(74,473)	(77,603)
Total	$1,469,195	$1,289,434

Senior Credit Facility - Revolving Facility
On December 12, 2017, the Company entered into a credit agreement with a group of lenders for a $3,000.0 million credit facility ("Senior Credit Facility"), comprised of a $2,000.0 million senior unsecured multicurrency revolving credit facility ("Revolving Facility") and an approximately $1,000.0 million senior unsecured multicurrency term loan facility. The Revolving Facility allows the Company to borrow, repay and reborrow over its term. The Revolving Facility provides a sublimit for the issuance of letters of credit of up to $250.0 million at any one time.
In March 2020, the Company borrowed a total of $250.0 million under the Revolving Facility, which remained outstanding as of March 31, 2020. In addition, the Company had 41 irrevocable letters of credit totaling $76.1 million issued and outstanding under the Revolving Facility as of March 31, 2020. As a result, the amount available to the Company to borrow under the Revolving Facility was approximately $1.7 billion as of March 31, 2020.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Senior Notes
As of March 31, 2020 and December 31, 2019, the Company's senior notes consisted of the following (in thousands):

	March 31, 2020		December 31, 2019
	Amount	Effective Rate	Amount	Effective Rate
5.000% Infomart Senior Notes (1)	$450,000	4.46%	$450,000	4.46%
5.375% Senior Notes due 2022	—	—%	343,711	5.56%
2.625% Senior Notes due 2024	1,000,000	2.79%	1,000,000	2.79%
2.875% Euro Senior Notes due 2024	825,300	3.08%	841,500	3.08%
2.875% Euro Senior Notes due 2025	1,100,400	3.04%	1,122,000	3.04%
2.900% Senior Notes due 2026	600,000	3.04%	600,000	3.04%
5.875% Senior Notes due 2026	1,100,000	6.03%	1,100,000	6.03%
2.875% Euro Senior Notes due 2026	1,100,400	3.04%	1,122,000	3.04%
5.375% Senior Notes due 2027	1,250,000	5.51%	1,250,000	5.51%
3.200% Senior Notes due 2029	1,200,000	3.30%	1,200,000	3.30%
	8,626,100		9,029,211
Less amount representing unamortized debt issuance cost	(73,075)		(78,030)
Add amount representing unamortized debt premium	1,121		1,716
	8,554,146		8,952,897
Less current portion	(300,401)		(643,224)
Total	$8,253,745		$8,309,673

(1) 5.000% Infomart Senior Notes consist of three tranches due in each of April 2020, October 2020 and April 2021. The effective rate represents the weighted-average effective interest rates of the tranches outstanding at the periods presented in the table above.
On January 2, 2020, the Company redeemed the remaining $343.7 million principal amount of the 5.375% Senior Notes due 2022. In connection with the redemption, the Company incurred $5.9 million of loss on debt extinguishment, including $4.6 million redemption premium that was paid in cash and $1.3 million related to the write-off of unamortized debt issuance costs.
Maturities of Debt Instruments
The following table sets forth maturities of the Company's debt, including mortgage and loans payable, and senior notes, gross of debt issuance costs, debt discounts and debt premiums, as of March 31, 2020 (in thousands):

Years ending:
2020 (9 months remaining)	$355,962
2021	224,507
2022	1,383,505
2023	6,357
2024	1,831,174
Thereafter	6,372,592
Total	$10,174,097

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Fair Value of Debt Instruments
The following table sets forth the estimated fair values of the Company's mortgage and loans payable and senior notes, including current maturities, as of (in thousands):

	March 31, 2020	December 31, 2019
Mortgage and loans payable	$1,557,789	$1,378,429
Senior notes	8,366,223	9,339,497

The fair values of the mortgage and loans payable and 5.000% Infomart Senior Notes, which are not publicly traded, were estimated by considering the Company's credit rating, current rates available to the Company for debt of the same remaining maturities and terms of the debt (Level 2). The fair value of the senior notes, which are traded in the public debt market, was based on quoted market prices (Level 1).
Interest Charges
The following table sets forth total interest costs incurred and total interest costs capitalized for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest expense	$107,338	$122,846
Interest capitalized	6,031	9,854
Interest charges incurred	$113,369	$132,700

Total interest paid, net of capitalized interest, during the three months ended March 31, 2020 and 2019 was $119.9 million and $136.3 million, respectively.
10.    Commitments and Contingencies
Purchase Commitments
As a result of the Company's various IBX data center expansion projects, as of March 31, 2020, the Company was contractually committed for approximately $0.9 billion of unaccrued capital expenditures, primarily for IBX infrastructure equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. The Company also had numerous other, non-capital purchase commitments in place as of March 31, 2020, such as commitments to purchase power in select locations through the remainder of 2020 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2020 and thereafter. Such other miscellaneous purchase commitments totaled approximately $1.1 billion as of March 31, 2020. In addition, the Company entered into lease agreements in various locations that have not yet commenced as of March 31, 2020. For further information on lease commitments, see Note 8 above.
Equity Contribution Commitments
In connection with the EMEA Joint Venture closed in October 2019, the Company agreed to make future equity contributions to the EMEA Joint Venture. As of March 31, 2020, the Company had future equity contribution commitments of €16.1 million and £13.1 million, or $33.9 million in total at the exchange rate in effect on March 31, 2020.
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
The Company's indirect and property tax filings in various jurisdictions are subject to examination by local tax authorities. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no certainty that additional taxes will not be due upon audit of our tax returns or as a result of further changes to the tax laws and interpretations thereof. For example, we are currently undergoing audits and appealing the tentative assessments in a number of jurisdictions where we operate, such as France and Brazil. The final results of these audits and the outcomes of the appeals are uncertain and may not be resolved in our favor. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations and appeals that would affect the adequacy of its tax accruals for each of the reporting periods. If any issues arising from the tax examinations and appeals are resolved in a manner inconsistent with the Company's expectations, the revision of the estimates of the potential or actual liabilities could materially impact the financial position, results of operations, or cash flows of the Company.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.    Stockholders' Equity
Stockholders' Equity Rollforward
The following tables provide a rollforward of stockholders' equity for the three months ended March 31, 2020 and 2019 (in thousands):

							AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	85,700,953	$86	(392,567)	$(144,256)	$12,696,433	$(4,168,469)	$(934,613)	$1,391,425	$8,840,606	$(224)	$8,840,382
Adjustment from adoption of new accounting standard update	—	—	—	—	—	—	—	(900)	(900)	—	(900)
Net income	—	—	—	—	—	—	—	118,792	118,792	165	118,957
Other comprehensive loss	—	—	—	—	—	—	(272,056)	—	(272,056)	(11)	(272,067)
Issuance of common stock and release of treasury stock for employee equity awards	405,550	—	50,594	16,958	13,432	—	—	—	30,390	—	30,390
Issuance of common stock under ATM Program	162,530	—	—	—	101,791	—	—	—	101,791	—	101,791
Dividend distribution on common stock, $2.66 per share	—	—	—	—	—	(227,387)	—	—	(227,387)	—	(227,387)
Settlement of accrued dividends on vested equity awards	—	—	—	—	109	(403)	—	—	(294)	—	(294)
Accrued dividends on unvested equity awards	—	—	—	—	—	(3,268)	—	—	(3,268)	—	(3,268)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	81,690	—	—	—	81,690	—	81,690
Balance as of March 31, 2020	86,269,033	$86	(341,973)	$(127,298)	$12,893,455	$(4,399,527)	$(1,206,669)	$1,509,317	$8,669,364	$(70)	$8,669,294

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

					Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling interests	Total Stockholders' Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	81,119,117	$81	(396,859)	$(145,161)	$10,751,313	$(3,331,200)	$(945,702)	$889,948	$7,219,279	$—	$7,219,279
Adjustment from adoption of new accounting standard update	—	—	—	—	—	—	—	(5,973)	(5,973)	—	(5,973)
Net income (loss)	—	—	—	—	—	—	—	118,078	118,078	(331)	117,747
Other comprehensive income	—	—	—	—	—	—	3,337	—	3,337	7	3,344
Issuance of common stock and release of treasury stock for employee equity awards	360,464	—	1,706	360	27,233	—	—	—	27,593	—	27,593
Issuance of common stock for equity offering	2,985,575	3	—	—	1,213,431	—	—	—	1,213,434	—	1,213,434
Dividend distribution on common stock, $2.46 per share	—	—	—	—	—	(198,933)	—	—	(198,933)	—	(198,933)
Settlement of accrued dividends on vested equity awards	—	—	—	—	284	(387)	—	—	(103)	—	(103)
Accrued dividends on unvested equity awards	—	—	—	—	—	(2,395)	—	—	(2,395)	—	(2,395)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	50,795	—	—	—	50,795	—	50,795
Balance as of March 31, 2019	84,465,156	$84	(395,153)	$(144,801)	$12,043,056	$(3,532,915)	$(942,365)	$1,002,053	$8,425,112	$(324)	$8,424,788

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by components are as follows (in thousands):

	Balance as of December 31, 2019	Net Change	Balance as of March 31, 2020
Foreign currency translation adjustment ("CTA") loss	$(1,056,918)	$(413,781)	$(1,470,699)
Unrealized gain on cash flow hedges (1)	15,638	(3,256)	12,382
Net investment hedge CTA gain (1)	107,619	144,946	252,565
Net actuarial loss on defined benefit plans (2)	(952)	35	(917)
Accumulated other comprehensive loss attributable to Equinix	$(934,613)	$(272,056)	$(1,206,669)

(1)	Refer to Note 6 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income.

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

Changes in foreign currencies can have a significant impact to the Company's consolidated balance sheets (as evidenced above in the Company's foreign currency translation loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translated into more U.S. Dollars when the U.S. Dollar weakens or fewer U.S. Dollars when the U.S. Dollar strengthens. As of March 31, 2020, the U.S. Dollar was generally stronger relative to certain of the currencies of the foreign countries in which the Company operates as compared to December 31, 2019. This overall strengthening of the U.S. Dollar had an overall unfavorable impact on the Company's condensed consolidated financial position because the foreign denominations translated into fewer U.S. Dollars as evidenced by an increase in foreign currency translation loss for the three months ended March 31, 2020 as reflected in the above table. The volatility of the U.S. Dollar as compared to the other currencies in which the Company operates could have a significant impact on its condensed consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.
Common Stock
In March 2019, the Company issued and sold 2,985,575 shares of common stock in a public offering pursuant to a registration statement and a related prospectus and prospectus supplement. The Company received net proceeds of approximately $1,213.4 million, net of underwriting discounts, commissions and offering expenses.
In December 2018, the Company launched an ATM program, under which it may offer and sell from time to time up to an aggregate of $750.0 million of its common stock in "at the market" transactions (the "ATM Program"). For the three months ended March 31, 2020, the Company sold 162,530 shares under the ATM Program, for approximately $101.8 million, net of payment of commissions to sales agents and other offering expenses. During the quarter ended March 31, 2019, no sales were made under the ATM Program.
Stock-Based Compensation
For the three months ended March 31, 2020, the Compensation Committee and/or the Stock Award Committee of the Company's Board of Directors, as the case may be, approved the issuance of an aggregate of 653,281 shares of restricted stock units to certain employees, including executive officers, pursuant to the 2000 Equity Incentive Plan. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $579.24 and a weighted-average requisite service period of 3.31 years. The valuation of restricted stock units with only a service condition or a service and performance condition requires no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of the Company's stock price on the date of grant. The Company used revenues and adjusted funds from operations ("AFFO") per share as the performance measurements in the restricted stock units with both service and performance conditions that were granted in the three months ended March 31, 2020.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company uses a Monte Carlo simulation option-pricing model to determine the fair value of restricted stock units with a service and market condition. The Company used total shareholder return ("TSR") as the performance measurement in the restricted stock units with a service and market condition that were granted in the three months ended March 31, 2020. There were no significant changes in the assumptions used to determine the fair value of restricted stock units with a service and market condition that were granted in 2020 compared to the prior year.
The following table presents, by operating expense category, the Company's stock-based compensation expense recognized in the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenues	$9,343	$5,012
Sales and marketing	18,545	13,301
General and administrative	52,678	30,710
Total	$80,566	$49,023

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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following tables present revenue information disaggregated by product lines and geographic areas (in thousands):

	Three Months Ended March 31, 2020
	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$450,954	$362,330	$221,093	$1,034,377
Interconnection	150,929	48,541	42,671	242,141
Managed infrastructure	25,529	30,137	21,824	77,490
Other (1)	5,220	2,466	—	7,686
Recurring revenues	632,632	443,474	285,588	1,361,694
Non-recurring revenues	29,273	35,435	18,140	82,848
Total	$661,905	$478,909	$303,728	$1,444,542

(1) Includes some leasing and hedging activities.

	Three Months Ended March 31, 2019
	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$439,981	$331,125	$209,665	$980,771
Interconnection	138,563	37,525	36,696	212,784
Managed infrastructure	21,787	29,088	21,920	72,795
Other (1)	5,979	2,499	—	8,478
Recurring revenues	606,310	400,237	268,281	1,274,828
Non-recurring revenues	38,056	34,423	15,911	88,390
Total	$644,366	$434,660	$284,192	$1,363,218

(1) Includes some leasing and hedging activities.
No single customer accounted for 10% or greater of the Company's accounts receivable or revenues for the three months ended March 31, 2020 and 2019.
The Company defines adjusted EBITDA as income from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain or loss on asset sales as presented below (in thousands):

	Three Months Ended March 31,
	2020	2019
Adjusted EBITDA:
Americas	$293,613	$307,838
EMEA	230,158	199,072
Asia-Pacific	160,439	153,245
Total adjusted EBITDA	684,210	660,155
Depreciation, amortization and accretion expense	(337,431)	(314,705)
Stock-based compensation expense	(80,566)	(49,023)
Impairment charges	—	(14,448)
Transaction costs	(11,530)	(2,471)
Loss on asset sales	(1,199)	—
Income from operations	$253,484	$279,508

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company also provides the following additional segment disclosures (in thousands):

	Three Months Ended March 31,
	2020	2019
Depreciation and amortization:
Americas	$171,074	$166,770
EMEA	92,374	84,165
Asia-Pacific	72,421	62,243
Total	$335,869	$313,178
Capital expenditures:
Americas	$184,401	$144,495
EMEA	122,128	164,355
Asia-Pacific	94,412	55,117
Total	$400,941	$363,967

The Company's long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, located in the following geographic areas as of (in thousands):

	March 31, 2020	December 31, 2019
Americas	$5,542,288	$5,400,287
EMEA	4,005,962	4,051,701
Asia-Pacific	2,628,794	2,700,609
Total Property, plant and equipment, net	$12,177,044	$12,152,597

Americas	$374,778	$387,598
EMEA	495,554	521,129
Asia-Pacific	544,379	566,640
Total Operating lease right-of-use assets	$1,414,711	$1,475,367

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

13.    Subsequent Events
On April 15, 2020, the Company entered into a credit agreement which provides for senior unsecured 364-day term loan facilities in an aggregate principal amount of $750.0 million, comprised of $500.0 million available to be borrowed on the closing date (the "Closing Date Facility") and $250.0 million available to be borrowed on or prior to July 14, 2020 (the "Delayed Draw Facility"). On April 15, 2020, Equinix borrowed $391.0 million, as well as €100.0 million or $109.8 million at the exchange rate in effect on that date, under the Closing Date Facility. Borrowings under these term loan facilities must be repaid in full on or prior to April 14, 2021.
On April 18, 2020, the Company entered into an agreement to form a second joint venture in the form of a limited liability partnership with GIC to develop and operate xScale data centers in Asia-Pacific (the “Asia-Pacific Joint Venture”). Upon closing, GIC will contribute cash in exchange for an 80% partnership interest in the Asia-Pacific Joint Venture. The Company will contribute three development sites in Japan to the Asia-Pacific Joint Venture in exchange for a 20% partnership interest in the Asia-Pacific Joint Venture and cash proceeds. The completion of the Asia-Pacific Joint Venture is subject to closing conditions.
On May 6, 2020, the Company repaid a total of $250.0 million under the Revolving Facility, which was outstanding as of March 31, 2020. As a result, the amount available to the Company to borrow under the Revolving Facility was approximately $1.9 billion after the repayment.
On May 6, 2020, the Company declared a quarterly cash dividend of $2.66 per share, which is payable on June 17, 2020 to the Company's common stockholders of record as of the close of business on May 20, 2020.

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
Overview
Equinix provides a global, vendor-neutral data center, interconnection and edge services platform with offerings that aim to enable our customers to reach everywhere, interconnect everyone and integrate everything. Global enterprises, service providers and business ecosystems of industry partners rely on Equinix IBX data centers and expertise around the world for the safe housing of their critical IT equipment and to protect and connect the world's most valued information assets. They also look to Platform Equinix® for the ability to directly and securely interconnect to the networks, clouds and content that enable today's information-driven global digital economy. Recent Equinix IBX data center openings and acquisitions, as well as xScale data center investments, have expanded our total global footprint to 211 IBX and xScale data centers across 55 markets around the world. Equinix offers the following solutions:

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
Historically, our market was served by large telecommunications carriers who have bundled their products and services with their colocation offerings. The data center market landscape has evolved to include private and vendor-neutral multitenant data center ("MTDC") providers, hyperscale cloud providers, managed infrastructure and application hosting providers, and systems integrators. It is estimated that Equinix is one of more than 1,200 companies that provide MTDC offerings around the world. Each of these data center solutions providers can bundle various colocation, interconnection and network offerings and outsourced IT infrastructure solutions. We are able to offer our customers a global platform that reaches 26 countries with the industry’s largest and most active ecosystem of partners in our sites, proven operational reliability, improved application performance and a highly scalable set of offerings.
The cabinet utilization rate represents the percentage of cabinet space billed versus total cabinet capacity, which is used to measure how efficiently we are managing our cabinet capacity. Our cabinet utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. Our cabinet utilization rates were approximately 79% and 80%, respectively, as of March 31, 2020 and 2019. Excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our cabinet utilization rate would have increased to approximately 81% as of March 31, 2020. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.
In 2019, we closed our first joint venture with GIC to develop and operate xScale data centers to serve the needs of the growing hyperscale data center market in Europe, including large cloud service providers (the "EMEA Joint Venture"). In April 2020, we entered into an agreement to form a second joint venture with GIC to develop and operate xScale data centers in Asia-Pacific (the “Asia-Pacific Joint Venture”).
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

Revenue:
Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during the past three years, more than 80% of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. Our largest customer accounted for approximately 3% of our recurring revenues for both the three months ended March 31, 2020 and 2019. Our 50 largest customers accounted for approximately 39% of our recurring revenues for both the three months ended March 31, 2020 and 2019.
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
Taxation as a REIT
We elected to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with our 2015 taxable year. As of March 31, 2020, our REIT structure included all of our data center operations in the U.S., Canada, Japan, Singapore and the data center operations in EMEA with the exception of Bulgaria, the United Arab Emirates, and the data center operations outside Amsterdam in the Netherlands. Our data center operations in other jurisdictions are operated as taxable REIT subsidiaries ("TRSs"). We included our interest in the EMEA Joint Venture in our REIT structure.
As a REIT, we generally are permitted to deduct from our U.S. federal taxable income the dividends we pay to our stockholders. The income represented by such dividends is not subject to U.S. federal income taxes at the entity level but is taxed, if at all, at the stockholder level. Nevertheless, the income of our TRSs which hold our U.S. operations that may not be REIT compliant is subject to U.S. federal and state corporate income taxes, as applicable. Likewise, our foreign subsidiaries continue to be subject to local income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRSs or through qualified REIT subsidiaries ("QRSs"). We are also subject to a separate U.S. federal corporate income tax on any gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as an asset held by us or a QRS following the liquidation or other conversion of a former TRS). This built-in-gains tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset. If we fail to remain qualified for U.S. federal income taxation as a REIT, we will be subject to U.S. federal income taxes at regular corporate income tax rates. Even if we remain qualified for U.S. federal income taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRSs' operations. In particular, while state income tax regimes often parallel the U.S. federal income tax regime for REITs, many states do not completely follow federal rules, and some may not follow them at all.
We continue to monitor our REIT compliance in order to maintain our qualification for U.S. federal income taxation as a REIT. For this and other reasons, as necessary, we may convert some of our data center operations in other countries into the REIT structure in future periods.
On March 18, 2020, we paid a quarterly cash dividend of $2.66 per share. On May 6, 2020, we declared a quarterly cash dividend of $2.66 per share, payable on June 17, 2020, to our common stockholders of record as of the close of business on May 20, 2020. We expect the amount of all of our 2020 quarterly distributions and other applicable distributions to equal or exceed our REIT taxable income to be recognized in 2020.
Coronavirus (COVID-19) Update
In December 2019, a novel strain of coronavirus, referred to as Coronavirus disease 2019, or COVID-19, emerged. On February 29, 2020, the WHO raised the COVID-19 threat from high to very high, and on March 11, 2020, the WHO characterized COVID-19 as a global pandemic. The global pandemic and the efforts implemented to address the pandemic, including the issuance of “shelter-in-place” orders and social distancing guidelines, have impacted major economic and financial markets.
In response to the crisis beginning in the first quarter 2020, we have activated our business continuity plans globally with the goal of providing seamless operations throughout our facilities, including provisions for ensuring all data centers remain staffed and fully operational and that our IBXs are equipped with the necessary equipment and supplies. Many of our IBX data centers have been identified as "essential businesses" or "critical infrastructure" by local governments for purposes of remaining open during the COVID-19 pandemic. All of our IBX data centers remain operational at the time of filing of this quarterly report on Form 10-Q. We have implemented precautionary measures to minimize the risk of operational impact and to protect the health and safety of our employees, customers, partners and communities. These include implementing tools such as an appointment-based system to control timing and frequency of visits while also encouraging our customers to leverage our IBX technicians via Smart Hands, our remote operational support service, in order to restrict visits and minimize the number of people and the amount of time spent in our IBX facilities. As a result, in certain circumstances, we are providing free Smart Hands services to the affected customers for a period of time. We have temporarily closed all of our corporate offices and instructed our non-IBX employees across the globe to work from home.

During the three months ended March 31, 2020, the COVID-19 pandemic did not have a material impact on our results of operations. The majority of our revenue is derived from large companies across a diverse set of industries. Although any potential delays in customers' payments could result in a negative impact on our liquidity and revenue in the future, customers that we have identified as operating in sectors more drastically impacted by the COVID-19 pandemic, such as retail, travel, and energy, accounted for less than 3% of our revenue for the quarter ended March 31, 2020. We assessed the realized and potential credit deterioration of our customers due to changes in the macroeconomic environment, considered the potential for payment term revision requests, and modestly increased our allowance for doubtful accounts for accounts receivable.
We are experiencing some construction delays due to governmental action related to the COVID-19 pandemic. To date, the construction delays and related added cost are insignificant relative to the overall project duration and budget. All equipment orders for construction projects which are scheduled to be placed in service in 2020, are ordered, and in manufacturing or delivered. We are actively monitoring our vendors and suppliers to evaluate any anticipated changes in equipment availability or delivery timetables. We have redundancies built into our supply chain of vendors and to the best of our ability, we keep stock of critical items on site to ensure repairs can be completed. At this time, we haven’t observed any significant disruption to our IBX data center operations due to supply chain.
We incurred one-time cash bonuses and compensation expense of $8.6 million for our IBX employees and other employees to support their work-from-home requirements in March 2020.
Looking ahead, the full impact of the COVID-19 pandemic on our financial condition or results of operations remains uncertain and will depend on a number of factors, including its impact on our customers, partners and vendors and the impact on, and functioning of, the global financial markets. Our past results may not be indicative of our future performance and historical trends may differ materially.
See Part II, Item 1A. Risk Factors for additional information regarding potential risks to our business, financial condition and operating results related to the COVID-19 pandemic.
2020 Highlights:

•	In January, we redeemed the remaining $343.7 million principal amount of the 5.375% Senior Notes due 2022. See Note 9 within the Condensed Consolidated Financial Statements.

•
In January, we completed the acquisition of three data centers in Mexico from Axtel S.A.B. de C.V. (“Axtel”) for a total purchase consideration of approximately $189.0 million. See Note 4 within the Condensed Consolidated Financial Statements.

•
In March, we completed the acquisition of Packet Host, Inc. (“Packet”), a leading bare metal automation platform for a total cash purchase price of approximately $290.3 million. See Note 4 within the Condensed Consolidated Financial Statements.

•
In March 2020, we borrowed a total of $250.0 million under our Revolving Facility. As of March 31, 2020, we had an additional $1.7 billion available for borrowing under our Revolving Facility. In May, we repaid the $250.0 million outstanding under our Revolving Facility. As a result, the amount available to borrow under the Revolving Facility was approximately $1.9 billion after the repayment. See Note 9 and Note 13 within the Condensed Consolidated Financial Statements.

•
During the three months ended March 31, 2020, we sold 162,530 shares of common stock for approximately $101.8 million in proceeds, net of payment of commissions to the sales agents, under our ATM program. See Note 11 within the Condensed Consolidated Financial Statements.

•
In April, we entered into a credit agreement which provides for senior unsecured 364-day term loan facilities in an aggregate principal amount of $750.0 million. On April 15, 2020, we borrowed $391.0 million, as well as €100.0 million or $109.8 million at the exchange rate in effect on that date. See Note 13 within the Condensed Consolidated Financial Statements.

•
In April, we entered into an agreement to form a second joint venture in the form of a limited liability partnership with GIC to develop and operate xScale data centers in Asia-Pacific (the “Asia-Pacific Joint Venture”). See Note 13 within the Condensed Consolidated Financial Statements.

Results of Operations
Our results of operations for the three months ended March 31, 2020 include the results of operations from the acquisitions of Packet Host, Inc. from March 2, 2020 and three data centers in Mexico from Axtel S.A.B. de C.V. from January 8, 2020.

In order to provide a framework for assessing our performance excluding the impact of foreign currency fluctuations, we supplement the year-over-year actual change in operating results with comparative changes on a constant currency basis. Presenting constant currency results of operations is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for further discussion.
Three Months Ended March 31, 2020 and 2019
Revenues. Our revenues for the three months ended March 31, 2020 and 2019 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three Months Ended March 31,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas:
Recurring revenues	$632,632	44%	$606,310	44%	4%	6%
Non-recurring revenues	29,273	2%	38,056	3%	(23)%	(22)%
	661,905	46%	644,366	47%	3%	4%
EMEA:
Recurring revenues	443,474	31%	400,237	29%	11%	11%
Non-recurring revenues	35,435	2%	34,423	3%	3%	6%
	478,909	33%	434,660	32%	10%	11%
Asia-Pacific:
Recurring revenues	285,588	20%	268,281	20%	6%	8%
Non-recurring revenues	18,140	1%	15,911	1%	14%	17%
	303,728	21%	284,192	21%	7%	9%
Total:
Recurring revenues	1,361,694	95%	1,274,828	93%	7%	8%
Non-recurring revenues	82,848	5%	88,390	7%	(6)%	(4)%
	$1,444,542	100%	$1,363,218	100%	6%	7%

Revenues
(dollars in thousands)
Americas Revenues. During the three months ended March 31, 2020, Americas revenue increased by 3% (4% on a constant currency basis). Growth in Americas revenues was primarily due to:

•	approximately $8.1 million of incremental revenues from the Packet and Axtel acquisitions;

•	$7.0 million of incremental revenues generated from our recently-opened IBX data centers or IBX data center expansions; and

•	an increase in orders from both our existing customers and new customers during the period.
This increase was partially offset by:

•	$8.8 million of lower non-recurring revenues, primarily due to a decrease in equipment resale activities.
EMEA Revenues.  During the three months ended March 31, 2020, EMEA revenue increased by 10% (11% on a constant currency basis). Growth in EMEA revenues was primarily due to:

•	approximately $22.7 million of incremental revenues generated from our recently-opened IBX data centers or IBX data center expansions;

•	an increase in orders from both our existing customers and new customers during the period; and

•	a net increase of $10.8 million of realized cash flow hedge gains from foreign currency forward contracts.
Asia-Pacific Revenues.  During the three months ended March 31, 2020, Asia-Pacific revenue increased by 7% (9% on a constant currency basis). Growth in Asia-Pacific revenue was primarily due to:

•	approximately $7.9 million of incremental revenues generated from our recently-opened IBX data centers or IBX data center expansions; and

•	an increase in orders from both our existing customers and new customers during the period.

Cost of Revenues. Our cost of revenues for the three months ended March 31, 2020 and 2019 were split among the following geographic regions (dollars in thousands):

	Three Months Ended March 31,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas	$295,112	40%	$285,659	42%	3%	5%
EMEA	267,662	36%	242,454	35%	10%	11%
Asia-Pacific	173,508	24%	153,917	23%	13%	15%
Total	$736,282	100%	$682,030	100%	8%	9%
Cost of Revenues
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the three months ended March 31, 2020, Americas cost of revenues increased by 3% (5% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:

•	approximately $8.5 million of incremental cost of revenues from the Packet and Axtel acquisitions; and

•
$6.1 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth and additional bonuses paid to IBX employees for supporting our business during the COVID-19 pandemic.

This increase was partially offset by:

•	$5.2 million of lower costs from decreased equipment resale activities, primarily in the U.S.
EMEA Cost of Revenues. During the three months ended March 31, 2020, EMEA cost of revenues increased by 10% (11% on a constant currency basis). The increase in our EMEA cost of revenues was primarily due to:

•	$10.8 million of higher depreciation expenses driven by IBX data center expansions in London and Frankfurt;

•
$6.6 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth and additional bonuses to IBX employees for supporting our business during the COVID-19 pandemic;

•	$6.0 million of higher utilities costs driven by increased utility usage to support IBX data center expansions and utility price increases, primarily in Germany, France and the Netherlands;

•	a net increase of $4.2 million of realized cash flow hedge losses from foreign currency forward contracts; and

•	$3.9 million of higher rent and facilities costs and repairs and maintenance expense.
This increase was partially offset by:

•	$6.9 million of lower costs from decreased equipment resale activities, primarily in Germany and Sweden.

Asia-Pacific Cost of Revenues. During the three months ended March 31, 2020, Asia-Pacific cost of revenues increased by 13% (15% on a constant currency basis). The increase in our Asia-Pacific cost of revenues was primarily due to:

•	$10.5 million of higher depreciation expense, primarily from IBX data center expansions in Singapore, Japan, and Australia;

•	$3.8 million of higher utilities costs and rent and facility costs, primarily driven by expansions and higher utility usage in Hong Kong and Singapore; and

•
$3.3 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth and additional bonuses to IBX employees for supporting our business during the COVID-19 pandemic.

We expect Americas, EMEA and Asia-Pacific cost of revenues to increase as we continue to grow our business, including from the impact of acquisitions.
Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended March 31, 2020 and 2019 were split among the following geographic regions (dollars in thousands):

	Three Months Ended March 31,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas	$113,282	63%	$105,038	62%	8%	9%
EMEA	42,975	24%	41,202	24%	4%	6%
Asia-Pacific	24,193	13%	23,475	14%	3%	5%
Total	$180,450	100%	$169,715	100%	6%	7%
Sales and Marketing Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. During the three months ended March 31, 2020, Americas sales and marketing expenses increased by 8% (9% on a constant currency basis). The increase in our Americas sales and marketing expenses was primarily due to:

•
$6.7 million of higher compensation costs, including sales compensation, salaries and stock-based compensation, primarily due to additional stock-based compensation expenses incurred related to the Packet acquisition and headcount growth; and

•	$3.4 million of higher advertising and promotions expenses.
This increase was partially offset by:

•	$1.0 million of lower travel and entertainment expenses.

EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expense did not materially change during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expense did not materially change during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
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
General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2020 and 2019 were split among the following geographic regions (dollars in thousands):

	Three Months Ended March 31,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas	$194,026	74%	$147,138	69%	32%	33%
EMEA	41,856	16%	45,342	21%	(8)%	(9)%
Asia-Pacific	25,715	10%	22,566	10%	14%	16%
Total	$261,597	100%	$215,046	100%	22%	22%
 General and Administrative Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the three months ended March 31, 2020, Americas general and administrative expenses increased by 32% (33% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily due to:

•
$29.2 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to additional stock-based compensation expense incurred related to the Packet acquisition, higher payroll taxes, higher corporate bonus payment and overall headcount growth;

•	$6.1 million of higher consulting expenses in support of our business growth;

•	$4.5 million of higher office expenses due to additional software and support services; and

•	$3.6 million of higher depreciation expense associated with the implementation of certain systems to support the integration and growth of our business.
EMEA General and Administrative Expenses. During the three months ended March 31, 2020, EMEA general and administrative expenses decreased by 8% (9% on a constant currency basis). The decrease in our EMEA general and administrative expenses was primarily due to:

•	a net decrease of $6.4 million in other operating expenses due to the favorable determination of a legal claim.
This decrease was partially offset by:

•	$2.1 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
Asia-Pacific General and Administrative Expenses. During the three months ended March 31, 2020, Asia-Pacific general and administrative expenses increased by 14% (16% on a constant currency basis). The increase in our Asia-Pacific general and administrative expense was primarily due to:

•	$2.7 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
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
Transaction Costs. During the three months ended March 31, 2020, we recorded transaction costs of $11.5 million, primarily related to costs incurred in connection with the Packet and Axtel acquisitions. During the three months ended March 31, 2019, we did not record a significant amount of transaction costs.
Impairment Charge. During the three months ended March 31, 2020, we did not record any impairment charges. During the three months ended March 31, 2019, we recorded impairment charges of $14.4 million in the Americas region as a result of the fair value adjustment for the New York 12 data center, which was classified as a held for sale asset as of March 31, 2019.
Loss on Asset Sales. During the three months ended March 31, 2020, we did not record a significant amount of loss on asset sales. During the three months ended March 31, 2019, we did not record any gain or loss on asset sales.
Income from Operations. Our income from operations for the three months ended March 31, 2020 and 2019 was split among the following geographic regions (dollars in thousands):

	Three Months Ended March 31,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas	$47,308	19%	$90,011	32%	(47)%	(46)%
EMEA	126,004	50%	105,007	38%	20%	19%
Asia-Pacific	80,172	31%	84,490	30%	(5)%	(3)%
Total	$253,484	100%	$279,508	100%	(9)%	(9)%
Americas Income from Operations. During the three months ended March 31, 2020, Americas income from operations decreased by 47% (46% on a constant currency basis). The decrease in our Americas income from operations was primarily due to higher operating expenses as a percentage of revenues. Namely, a large increase in general and administrative expenses was primarily driven by higher compensation costs and consulting expenses, which were in part related to the Packet and Axtel acquisitions, along with higher office expenses and depreciation expense.
EMEA Income from Operations. During the three months ended March 31, 2020, EMEA income from operations increased by 20% (19% on a constant currency basis). The increase in our EMEA income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above, as well as lower general and administrative expenses as a percentage of revenues.
Asia-Pacific Income from Operations. During the three months ended March 31, 2020, Asia-Pacific income from operations decreased by 5% (3% on a constant currency basis). The decrease in our Asia-Pacific income from operations was primarily due to higher cost of revenues as a percentage of revenue, primarily due to an increase in depreciation expense, rent and facility costs, and utilities costs due to IBX expansion activity.

Interest Income. Interest income was $4.3 million and $4.2 million, respectively, for the three months ended March 31, 2020 and 2019. The average annualized yield for the three months ended March 31, 2020 was 1.11% versus 1.49% for the three months ended March 31, 2019.
Interest Expense. Interest expense decreased to $107.3 million for the three months ended March 31, 2020 from $122.8 million for the three months ended March 31, 2019, primarily attributable to the tender and redemption of the 5.375% Senior Notes due 2022, 5.375% Senior Notes due 2023, and 5.750% Senior Notes due 2025, partially offset by the issuance of the 2.625% Senior Notes due 2024, 2.900% Senior Notes due 2026 and 3.200% Senior Notes due 2029. During the three months ended March 31, 2020 and 2019, we capitalized $6.0 million and $9.9 million, respectively, of interest expense to construction in progress.
Other Income (Expense). We recorded net other income of $5.2 million and net other expense of $0.2 million, respectively, for the three months ended March 31, 2020 and 2019. Other income is primarily comprised of foreign currency exchange gains and losses during the periods.
Loss on Debt Extinguishment. We recorded loss on debt extinguishment of $6.4 million during the three months ended March 31, 2020, primarily due to the redemption of the remaining balance of the 5.375% Senior Notes due 2022. We did not record a significant amount of loss on debt extinguishment during the three months ended March 31, 2019.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal and state income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax year ended December 31, 2020 and the tax year ended December 31, 2019, respectively. As such, other than built-in-gains recognized and foreign withholding taxes, as applicable, no provision for U.S. federal income taxes for the REIT and QRSs has been included in the accompanying condensed consolidated financial statements for the three months ended March 31, 2020 and 2019.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that may otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the three months ended March 31, 2020 and 2019.
For the three months ended March 31, 2020 and 2019, we recorded $30.2 million and $42.6 million of income tax expense, respectively. Our effective tax rates were 20.2% and 26.6% for the three months ended March 31, 2020 and 2019, respectively.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to income or loss from operations. Our adjusted EBITDA for the three months ended March 31, 2020 and 2019 was split among the following geographic regions (dollars in thousands):

	Three Months Ended March 31,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas	$293,613	43%	$307,838	47%	(5)%	(4)%
EMEA	230,158	34%	199,072	30%	16%	16%
Asia-Pacific	160,439	23%	153,245	23%	5%	7%
Total	$684,210	100%	$660,155	100%	4%	5%
Americas Adjusted EBITDA. During the three months ended March 31, 2020, Americas adjusted EBITDA decreased by 5% (4% on a constant currency basis). The decrease in our Americas adjusted EBITDA was primarily due to the increase in cash compensation expenses, consulting expenses and office expenses.
EMEA Adjusted EBITDA. During the three months ended March 31, 2020, EMEA adjusted EBITDA increased by 16% (and also 16% on a constant currency basis). The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above, as well as a decrease in general and administrative expense.
Asia-Pacific Adjusted EBITDA. During the three months ended March 31, 2020, Asia-Pacific adjusted EBITDA increased by 5% (7% on a constant currency basis). The increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above.
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
Adjusted EBITDA
We define adjusted EBITDA as income from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales as presented below (in thousands):

	Three Months Ended March 31,
	2020	2019
Income from operations	$253,484	$279,508
Depreciation, amortization, and accretion expense	337,431	314,705
Stock-based compensation expense	80,566	49,023
Transaction costs	11,530	2,471
Impairment charges	—	14,448
Loss on asset sales	1,199	—
Adjusted EBITDA	$684,210	$660,155
Our adjusted EBITDA results have improved each year in total dollars due to the improved operating results discussed earlier in "Results of Operations", as well as the nature of our business model consisting of a recurring revenue stream and a cost structure which has a large base that is fixed in nature also discussed earlier in "Overview".
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
Our FFO and AFFO were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income	$118,957	$117,747
Net (income) loss attributable to non-controlling interests	(165)	331
Net income attributable to Equinix	118,792	118,078
Adjustments:
Real estate depreciation	221,787	205,649
Loss on disposition of real estate property	2,506	2,346
Adjustments for FFO from unconsolidated joint ventures	669	—
FFO attributable to common shareholders	$343,754	$326,073

	Three Months Ended March 31,
	2020	2019
FFO attributable to common shareholders	$343,754	$326,073
Adjustments:
Installation revenue adjustment	(3,481)	1,029
Straight-line rent expense adjustment	1,806	2,378
Contract cost adjustment	(10,434)	(6,778)
Amortization of deferred financing costs and debt discounts and premiums	3,460	2,995
Stock-based compensation expense	80,566	49,023
Non-real estate depreciation expense	65,591	57,994
Amortization expense	48,491	49,535
Accretion expense	1,562	1,527
Recurring capital expenditures	(17,868)	(20,947)
Loss on debt extinguishment	6,441	382
Transaction costs	11,530	2,471
Impairment charges	—	14,448
Income tax expense adjustment	2,833	7,990
Adjustments for AFFO from unconsolidated joint ventures	454	—
AFFO attributable to common shareholders	$534,705	$488,120
Our AFFO results have improved due to the improved operating results discussed earlier in "Results of Operations," as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in "Overview."

Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies. During the three months ended March 31, 2020 as compared to the same period in 2019, the U.S. dollar was stronger relative to the Brazilian real, Euro, British Pound, Singapore dollar and Australian dollar, which resulted in an unfavorable foreign currency impact on revenue, operating income and adjusted EBITDA, and a favorable foreign currency impact on operating expenses. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Our constant currency presentation excludes the impact of our foreign currency cash flow hedging activities. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the three months ended March 31, 2019 are used as exchange rates for the three months ended March 31, 2020 when comparing the three months ended March 31, 2020 with the three months ended March 31, 2019).
Liquidity and Capital Resources
As of March 31, 2020, our total indebtedness was comprised of debt and financing obligations totaling $11.8 billion consisting of:

•	$8,626.1 million of principal from our senior notes;

•	Approximately $1,579.2 million from our finance lease liabilities; and

•	$1,548.0 million of principal from our mortgage and loans payable, including borrowings under our revolving credit facility (gross of debt issuance cost, debt discount, plus mortgage premium).
During the three months ended March 31, 2020, we completed the following significant financing activities:

•	Issued and sold 162,530 shares of common stock under our ATM Program, for proceeds of approximately $101.8 million, net of payment of commissions and other offering expenses;

•	Borrowed $250.0 million under our revolving credit facility; and

•	Redeemed the remaining $343.7 million principal amount of our 5.375% Senior Notes due 2022.
As of March 31, 2020, we had $1,197.2 million of cash, cash equivalents and short-term investments. We increased our borrowing under the revolving credit facility to preserve our financial flexibility and to strengthen our cash position in light of the current disruption and uncertainty in the global markets resulting from the outbreak of the COVID-19 pandemic. In addition to our cash and investment portfolio, we had approximately $1.7 billion of additional liquidity available to us from our $2.0 billion revolving facility, $197.5 million of shares of our common stock available for sale under our ATM Program and general access to both public and private debt and equity capital markets. On April 15, 2020, we also entered into a credit agreement that provides for senior unsecured 364-day term loan facilities in an aggregate principal amount of $750.0 million. On April 15, 2020, we borrowed $391.0 million, as well as €100.0 million or $109.8 million at the exchange rate in effect on that date, under these facilities. On May 6, 2020, we repaid a total of $250.0 million under our Revolving Facility. As a result, the amount available to borrow under the Revolving Facility was approximately $1.9 billion after the repayment.
Customer collections are our primary source of cash, in addition to any further financing activity we may pursue. While we believe we have a strong customer base, and have continued to experience relatively strong collections, if the current market conditions were to deteriorate, some of our customers may have difficulty paying us and we may experience increased churn in our customer base, including reductions in their commitments to us, all of which could have a material adverse effect on our liquidity. Additionally, we may pursue additional expansion opportunities, primarily the build out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions and joint ventures.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities and external financing sources, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, distribution of dividends and completion of our publicly-announced expansion projects. However, we may elect to access the equity or debt markets from time to time opportunistically, particularly if financing is available on attractive terms.
As the impact of the COVID-19 pandemic continues to evolve and if the current market conditions were to deteriorate further, some of our customers may have difficulty paying us which will adversely affect our liquidity. In addition, we may be unable to secure additional financing or any such additional financing may only be available to us on unfavorable terms. We will continue to evaluate our financial position in light of future developments, particularly those relating to the COVID-19 pandemic.
Sources and Uses of Cash

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Net cash provided by operating activities	$516,830	$421,141
Net cash used in investing activities	(954,541)	(378,467)
Net cash provided by (used in) financing activities	(237,104)	986,932
Operating Activities
Cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary use of cash from our operating activities includes compensation and related costs, interest payments, other general corporate expenditures and taxes. Net cash provided by operating activities increased from the three months ended March 31, 2019 to the three months ended March 31, 2020 primarily due to improved operating results offset by timing of customers' payments and increases in cash paid for cost of revenues, operating expenses and income taxes.
Investing Activities
The net cash used in investing activities for the three months ended March 31, 2020 was primarily due to capital expenditures of $400.9 million as a result of our expansion activity, purchases of real estate of $36.4 million, business acquisitions of Packet and Axtel for $478.3 million, and purchases of investments of $44.8 million, partially offset by proceeds from sales of investments of $5.9 million. The net cash used in investing activities for the three months ended March 31, 2019 was primarily due to capital expenditures of $364.0 million as a result of our expansion activity, purchase of certificates of deposit of $9.3 million, and purchases of real estate of $5.7 million, partially offset by proceeds from sales of investments of $0.5 million.
We anticipate our IBX data center expansion construction activity will be similar or increase from our 2019 levels. If the opportunity to expand is greater than planned and we have sufficient funding to pursue such expansion opportunities, we may further increase the level of capital expenditure to support this growth as well as pursue additional business and real estate acquisitions or joint ventures.
Financing Activities
The net cash used in financing activities for the three months ended March 31, 2020 was primarily due to:

•	borrowing under the revolving credit facility of $250.0 million;

•	the sale of 162,530 shares of common stock under the ATM Program, for net proceeds of $101.8 million; and

•	proceeds from the employee stock purchase plan of $30.4 million.
The proceeds were offset by:

•	dividend distributions of $233.5 million;

•	the repayment of senior notes of $343.7 million;

•	repayments of finance lease liabilities of $19.0 million; and

•	repayments of mortgage and loans payable of $18.5 million.

The net cash provided by financing activities for the three months ended March 31, 2019 was primarily due to:

•	the sale of 2,985,575 shares of common stock in a public equity offering for net proceeds of approximately $1,213.4 million; and

•	proceeds from employee awards of $27.6 million.
The proceeds were partially offset by:

•	dividend distributions of $204.6 million;

•	repayments of finance lease liabilities of $31.2 million; and

•	repayments of mortgage and loans payable of $18.3 million.
Contractual Obligations and Off-Balance-Sheet Arrangements
We lease a majority of our IBX data centers and certain equipment under long-term lease agreements. The following represents our debt maturities, financings, leases and other contractual commitments as of March 31, 2020 (in thousands):

	2020 (9 months remaining)	2021	2022	2023	2024	Thereafter	Total
Term loans and other loans payable (1)	$55,962	$74,507	$1,383,505	$6,357	$5,874	$21,792	$1,547,997
Senior notes (1)	300,000	150,000	—	—	1,825,300	6,350,800	8,626,100
Interest (2)	265,567	330,058	324,461	301,927	289,944	572,901	2,084,858
Finance leases (3)	141,162	191,679	188,362	183,177	181,116	1,796,773	2,682,269
Operating leases (3)	137,567	190,031	182,747	167,266	155,392	1,080,313	1,913,316
Other contractual commitments (4)	1,276,909	272,609	100,964	51,312	37,795	282,785	2,022,374
Asset retirement obligations (5)	2,074	4,026	12,777	5,449	7,035	72,117	103,478
	$2,179,241	$1,212,910	$2,192,816	$715,488	$2,502,456	$10,177,481	$18,980,392

(1)	Represents principal and unamortized mortgage premium only.

(2)
Represents interest on mortgage payable, loans payable, senior notes and term loans based on their respective interest rates as of March 31, 2020, as well as the credit facility fee for the revolving credit facility.

(3)	Represents lease payments under finance and operating lease arrangements, including renewal options that are certain to be exercised.

(4)	Represents off-balance sheet arrangements. Other contractual commitments are described below.

(5)	Represents liability, net of future accretion expense.
In connection with certain of our leases and other contracts requiring deposits, we entered into 41 irrevocable letters of credit totaling $76.1 million under the revolving credit facility. These letters of credit were provided in lieu of cash deposits under certain lease obligations. If beneficiaries of the letters of credit were to draw down on these letters of credit triggered by an event of default under the lease, we would be required to fund these letters of credit either through cash collateral or borrowing under the revolving credit facility. These contingent commitments are not reflected in the table above.
We had accrued liabilities related to uncertain tax positions totaling approximately $129.4 million as of March 31, 2020. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.
As of March 31, 2020, we were contractually committed for $881.1 million of unaccrued capital expenditures, primarily for IBX data center equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2020 and thereafter, is reflected in the table above as "other contractual commitments."
We had other non-capital purchase commitments in place as of March 31, 2020, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2020 and beyond. Such other purchase commitments as of March 31, 2020, which total $1,141.2 million, are also reflected in the table above as "other contractual commitments."
In connection with the EMEA Joint Venture which closed in October 2019, we agreed to make future equity contributions to the EMEA Joint Venture. As of March 31, 2020, we had future equity contribution commitments of €16.1 million and £13.1 million, or $33.9 million in total at the exchange rate in effect on March 31, 2020, to fund the EMEA Joint Venture’s future development over the next 3 years, which are not reflected in the table above.
Additionally, we entered into lease agreements in various locations for total lease commitments of approximately $680.8 million, excluding potential lease renewals. These lease agreements will commence between fiscal years 2020 and 2022 with lease terms of 2 to 49 years, which are not reflected in the table above.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with U.S. GAAP. Management bases its assumptions, estimates and judgments on historical experience, current trends and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, because future events and their effects cannot be determined with certainty, actual results may differ from these assumptions and estimates, and such differences could be material. Critical accounting policies for Equinix that affect our more significant judgment and estimates used in the preparation of our condensed consolidated financial statements include accounting for income taxes, accounting for business combinations, accounting for impairment of goodwill and accounting for property, plant and equipment, which are discussed in more detail under the caption "Critical Accounting Policies and Estimates" in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2019.
Recent Accounting Pronouncements
See Note 1 of Notes to Condensed Consolidated Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market Risk
There have been no significant changes to our exposure management and procedures in relation to our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the three months ended March 31, 2020 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2019, other than factors discussed below.
The uncertainty that exists with respect to the economic impact of the COVID-19 pandemic introduced significant volatility in the financial markets. See Part II, Item 1A. Risk Factors for additional information regarding potential risks to our business, financial condition and operating results related to the COVID-19 pandemic.
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

We have entered into various foreign currency debt obligations. As of March 31, 2020, the total principal amount of foreign currency debt obligations was $4.2 billion, including $3.0 billion denominated in Euro, $558.4 million denominated in British Pound, $407.3 million denominated in Japanese Yen and $253.4 million denominated in Swedish Krona. As of March 31, 2020, we have designated $4.2 billion of the total principal amount of foreign currency debt obligations as net investment hedges against our net investments in foreign subsidiaries. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge are recorded as a component of other comprehensive income (loss) in the consolidated balance sheets. Fluctuations in the exchange rates between these foreign currencies and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the foreign currency debt obligations at maturity. If the U.S. Dollar would have been weaker or stronger by 10% in comparison to these foreign currencies as of March 31, 2020, we estimate our obligation to cash settle the principal of these foreign currency debt obligations in U.S. Dollars would have increased or decreased by approximately $471.7 million and $385.9 million, respectively.
In 2019, we also entered into cross-currency interest rate swaps where we receive a fixed amount of U.S. Dollars and pay a fixed amount of Euros, with a total notional amount of $750.0 million. The cross-currency interest rate swaps are designated as hedges of our net investment in European operations and changes in the fair value of these swaps are recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheet. If the U.S. Dollar weakened or strengthened by 10% in comparison to Euro, we estimate our obligation to cash settle these hedges would have increased or decreased by approximately $91.1 million and $74.6 million, respectively.
The U.S. Dollar strengthened relative to certain of the currencies of the foreign countries in which we operate during the three months ended March 31, 2020. This has impacted our condensed consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. Dollar will continue to impact us in future periods.
With the existing cash flow hedges in place, a hypothetical additional 10% strengthening of the U.S. Dollar for the three months ended March 31, 2020 would have resulted in a reduction of our revenues and operating expenses including depreciation and amortization expense by approximately $41.3 million and $38.7 million, respectively.
With the existing cash flow hedges in place, a hypothetical additional 10% weakening of the U.S. Dollar for the three months ended March 31, 2020 would have resulted in an increase of our revenues and operating expenses including depreciation and amortization expense by approximately $50.5 million and $48.7 million, respectively.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate increase or decrease in current interest rates from their position as of March 31, 2020 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations. However, the interest expense associated with our senior credit facility and term loans that bear interest at variable rates could be affected. For every 100 basis point increase or decrease in interest rates, our annual interest expense could increase by approximately $13.8 million or decrease by approximately $5.8 million based on the total balance of our term loan borrowings as of March 31, 2020. As of March 31, 2020, we had not employed any interest rate derivative products to hedge our variable rate debt obligations. However, we may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.
We periodically enter into interest rate locks to hedge the interest rate exposure created by anticipated fixed rate debt issuances, which are designated as cash flow hedges. When interest rate locks are settled, any accumulated gain or loss included as a component of other comprehensive income (loss) will be amortized to interest expense over the life of the related debt. We expect gains or losses in our interest rate locks to offset the losses and gains in the financial instruments they hedge.

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
(b) Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As a result of the COVID-19 pandemic, our established business continuity plans were activated in order to mitigate the impact to the control environment, including our global workforce shifting to a primarily work from home environment beginning in March 2020.  While pre-existing controls were not specifically designed to operate in a work from home operating environment, we believe that our internal controls over financial reporting continue to be effective.
(c) Limitations on the Effectiveness of Controls. Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed and operated to be effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The following is a description of reportable legal proceedings, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment.
In March 2019, charges were brought by the Public Prosecutor in Milan, Italy against Equinix (Italia) S.r.l. and Eric Schwartz, at that time one of the directors of Equinix (Italia) S.r.l., following the discovery of levels of copper in ground water in excess of those permitted by law and alleged to have been released by Equinix into the water supply. We determined that the copper levels detected had been misinterpreted by the Public Prosecutor's office, which had multiplied the findings tenfold. On March 13, 2019, we asked for an initial extension to file our defense and requested that the charges against both Equinix and Mr. Schwartz be dropped on the grounds that the levels of copper found were in fact less than double the permitted amounts. The Public Prosecutor accepted that the number it originally used was incorrect, but did not agree to drop the charges and has requested a trial date. Our defense was filed April 15, 2019. A trial date was set for March 6, 2020, but the hearing was cancelled due to the COVID-19 pandemic. It is likely that the hearing will take place in October 2020 at the earliest, but this may be subject to further change. Our external counsel has engaged with the prosecutor and agreed to a plea bargain for Mr. Schwartz comprising of payment of an amount between €12,700 and €25,000, plus a fine of €2,700. This arrangement must be approved by the Court. The maximum fine for Equinix relating to this matter is €350,000.
We have recently completed adoption of a formal compliance program pursuant to Italian Legislative Decree No. 231/2001 ("Decree 231"), which we expect will reduce our exposure to fines and penalties in a Court verdict by 50%. After adoption of Decree 231, the exposure for Equinix would be effectively reduced to €175,000.
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
In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business:
The COVID-19 pandemic could have a negative effect on our business, results of operations and financial condition.
In December 2019, COVID-19, was reported to have surfaced in Wuhan, China. COVID-19 has since become a global pandemic and is present in each region in which we operate. We have continuously monitored our global operations as COVID-19 has spread across the globe and have implemented procedures focusing on the health and safety of our employees, customers, partners and communities and the continuity of our business offerings and compliance with governmental regulations and local public health guidance and ordinances. While we have activated our business continuity and pandemic plans with the intent that our business operations continue without interruption and our IBX data centers remain fully operational, we cannot guarantee our business operations or our IBX data centers will not be negatively impacted. Many jurisdictions in which we operate have exempted certain businesses from mandatory closure by designating them "essential businesses" or "critical infrastructure". Our IBX data centers have been designated “essential businesses” or “critical infrastructure” for purposes of remaining open during the COVID-19 pandemic in all of the jurisdictions that have published these exemptions but not all jurisdictions have created such designations. Any change in these classifications could cause operational disruptions or closures of the affected IBX data centers.
We have implemented processes to limit and schedule access to certain IBX data centers as well as implemented social distancing and hygiene protocols in response to the growing number of suspected and confirmed COVID-19 cases. These proactive actions we have taken or may take in the future and any restrictions imposed by the government could result in business delays, operational disruption and customer dissatisfaction. Employee illnesses resulting from the pandemic could result in further inefficiencies or delays and a suspected or confirmed case in an IBX data center could require temporary closure of the affected IBX data center for cleaning. Any closure of an IBX data center or limitation in customer access could cause customer dissatisfaction if customers are unable to access their equipment within the IBX data center. We also have service level agreements which could be affected if we are required to close an IBX data center for any reason.
Preventative measures instituted by governments and businesses to mitigate the spread of COVID-19, including travel restrictions, social distancing requirements, shelter in place orders, and quarantines, have negatively impacted the global economy and may adversely impact us, our customers and vendors. Some of our customers have been negatively impacted by the COVID-19 pandemic which could affect our revenues. Certain customers have requested revised payment terms and more customers could potentially request such terms. If such an increase for revised payment terms occurs, some delays in accounts receivable collection would result. A prolonged economic downturn could result in a larger customer churn than we currently anticipate and reduced demand for our products and services, in which case our revenues could be significantly impacted.
Given the uncertainty around the duration and extent of the COVID-19 pandemic, we cannot accurately predict at this time how the pandemic will affect our business growth over time; however, we are experiencing some construction delays due to governmental action as well as supply disruptions from certain vendors and suppliers who have been affected more directly by the COVID-19 pandemic, and these delays are likely to continue. Significant construction delays will interfere with our ability to meet commitments to customers who have contracted for space in new IBX data centers under construction. While our IBX data centers are designated as “essential businesses” or “critical infrastructure” in many of our jurisdictions and we have received "essential business" permits for construction in some jurisdictions, these classifications may not extend to the construction of new IBX data centers in all of our jurisdictions. We are also reliant on third party construction labor to build and expand our IBX data centers, to which we may not have access due to the COVID-19 pandemic. We rely on materials, products and manufacturing from regions of the world which are impacted by the pandemic. It may not be possible to find replacement products or supplies and ongoing delays could affect our business and growth. We expect the delays we are experiencing due to governmental action and shortages of construction materials and labor to continue and anticipate other delays and shortages could arise as the pandemic continues.
The COVID-19 pandemic has also caused significant volatility in financial markets, including the market price of our securities. Debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. Our inability to obtain debt and/or equity financing or to generate sufficient cash from operations may require us to prioritize projects or curtail capital expenditures which could adversely affect our financial condition or results of operations.
While the full extent and impact of the COVID-19 pandemic cannot be reasonably estimated at this time, it could have a material adverse impact on our business and financial condition. The extent to which the COVID-19 pandemic will impact our financial condition or results of operations will depend on many factors and future developments, including new information about the COVID-19 pandemic and any new government regulations which may emerge to contain the virus, among others.
Adverse global economic conditions, like the ones we are currently experiencing during the COVID-19 pandemic, could adversely impact our business and financial condition.
Adverse global economic conditions like the ones we are currently experiencing because of the COVID-19 pandemic and uncertain conditions in the credit markets have created, and in the future may increase risk to our financial outlook. The uncertain global economy could also result in material churn in our customer base, reductions in revenues from our offerings, longer sales cycles, slower adoption of new technologies and increased price competition, which could adversely affect our liquidity. Customers and vendors filing for bankruptcy could also lead to costly and time-intensive actions with adverse effects, including greater difficulty or delay in accounts receivable collection. The uncertain economic environment could also have an impact on our foreign exchange forward contracts if our counterparties' credit deteriorates or if they are otherwise unable to perform their obligations. Finally, our ability to access the capital markets may be restricted at a time when we desire, or need, to do so which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.
If our IBX data center employees are unable to work inside our IBX data centers, it could have a material adverse impact on our business.
Our IBX data centers require staff onsite to keep the building operational for our customers. If any of our IBX data centers are closed for any reason, our customers may not be able to access their equipment and our relationship with our customers could be harmed. Equinix has been designated as an “essential business” or “critical infrastructure” in many jurisdictions for purposes of the COVID-19 pandemic. Where issued, these designations have enabled our IBX data center employees to work onsite and all of our IBX data centers are currently operational. However, these designations have not been issued in every jurisdiction and governmental authorities may change these designations where issued. If any governmental authority changes an IBX data center’s designation as an “essential business” or “critical infrastructure” or otherwise restricts Equinix employees’ ability to work within our IBX data centers for any reason, our operations could be significantly impacted and our business harmed.
Our construction of additional new IBX data centers or IBX data center expansions could involve significant risks to our business.
In order to sustain our growth in certain of our existing and new markets, we may have to expand an existing data center, lease a new facility or acquire suitable land, with or without structures, to build new IBX data centers from the ground up. Expansions or new builds are currently underway, or being contemplated, in many of our markets. These construction projects expose us to many risks which could have an adverse effect on our operating results and financial condition. As described above, the COVID-19 pandemic has exacerbated many of these risks and has created additional risks for our business. Some of the risks associated with construction projects include:

•	construction delays;

•	lack of availability and delays for data center equipment, including items such as generators and switchgear;

•	unexpected budget changes;

•	increased prices for and delays in obtaining building supplies, raw materials and data center equipment;

•	labor availability, labor disputes and work stoppages with contractors, subcontractors and other third parties, including interruptions in work due to the COVID-19 pandemic;

•	unanticipated environmental issues and geological problems;

•	delays related to permitting from public agencies and utility companies; and

•	delays in site readiness leading to our failure to meet commitments made to customers planning to expand into a new build.
Construction projects are dependent on permitting from public agencies and utility companies. We are currently experiencing permitting delays in Amsterdam due to the temporary halt on construction of data centers in the municipality due to pressure on power infrastructure and special planning. Permitting may also be delayed due to the COVID-19 pandemic. While we don't expect any negative impact for our business in Amsterdam, these types of delays related to permitting from public agencies and utility companies could occur in other markets and have an adverse effect on our growth.
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
Site selection is also a critical factor in our expansion plans. There may not be suitable properties available in our markets with the necessary combination of high-power capacity and fiber connectivity, or selection may be limited. Thus, while we may prefer to locate new IBX data centers adjacent to our existing locations, it may not always be possible. In the event we decide to build new IBX data centers separate from our existing IBX data centers, we may provide metro connect solutions to connect these two centers. Should these solutions not provide the necessary reliability to sustain connection, this could result in lower interconnection revenue and lower margins and could have a negative impact on customer retention over time.
Acquisitions present many risks, and we may not realize the financial or strategic goals that were contemplated at the time of any transaction.
Over the last several years, we have completed numerous acquisitions, including most recently that of three data centers from Axtel S.A.B. de C.V. in Mexico in January 2020 and Packet Host, Inc. in March 2020. We expect to make additional acquisitions in the future, which may include (i) acquisitions of businesses, products, solutions or technologies that we believe to be complementary, (ii) acquisitions of new IBX data centers or real estate for development of new IBX data centers; or (iii) acquisitions through investments in local data center operators. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, including:

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

•
the possibility of pre-existing undisclosed liabilities, including, but not limited to, lease or landlord related liability, tax liability, environmental liability or asbestos liability, for which insurance coverage may be insufficient or unavailable, or other issues not discovered in the diligence process; and

•
the possibility that we receive limited or incorrect information about the acquired business in the diligence process, particularly in light of the travel bans and other restrictions imposed due to COVID-19. Additionally, we sometimes do not receive all of the customer contracts associated with our acquisitions in the diligence process, which affects our visibility into customer termination rights and could expose us to additional liabilities.

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
The anticipated benefits of our Joint Ventures with GIC may not be fully realized, or take longer to realize than expected.
On October 8, 2019, we entered into a joint venture with GIC, Singapore's sovereign wealth fund, to develop and operate xScale™ data centers in Europe (the "EMEA Joint Venture"). We sold our London 10 and Paris 8 data centers and certain construction development and leases in London and Frankfurt to the EMEA Joint Venture. The data centers and facilities are now owned by wholly-owned subsidiaries of EMEA Hyperscale 1 C.V., a Dutch limited partnership of which Equinix owns a 20% interest, GIC owns an 80% interest, and Equinix will operate the facilities.
On April 18, 2020, we signed an agreement to enter into a second joint venture with GIC, to develop and operate xScale™ data centers in Asia-Pacific (the “Asia-Pacific Joint Venture”, and together with the EMEA Joint Venture, the “Joint Ventures”). We have agreed to sell 3 development sites in Japan to the Asia-Pacific Joint Venture upon closing. Pursuant to the terms of the Asia-Pacific Joint Venture, upon closing, the sites will be acquired and held by a wholly-owned subsidiary of APAC 1 Hyperscale LP, a limited partnership formed and registered under the laws of Singapore, of which Equinix will own a 20% interest and GIC will own an 80% interest, and Equinix will develop the data centers and operate the facilities. The completion of the Asia-Pacific Joint Venture is subject to closing conditions, including:

•	certain financing conditions, including the fulfilment by each of Equinix and GIC of their funding obligations and obtaining certain external financing arrangements;

•	completion of pre-closing reorganization; and

•	obtaining required regulatory approvals.
Although we believe that the conditions will be satisfied, it is possible that the parties may not satisfy these conditions, or that they may only be satisfied subject to certain conditions or undertakings, which may not be acceptable. We cannot provide any assurance that the Asia-Pacific Joint Venture will be completed on the proposed terms, or that there will not be a delay in the completion of the Asia-Pacific Joint Venture. Failure to complete the Asia-Pacific Joint Venture in a timely manner or at all could adversely impact the price of our common stock and we could fail to recognize the anticipated benefits of the Asia-Pacific Joint Venture.
The success of the Asia-Pacific Joint Venture will depend, in part, on the successful development of the data center sites, and we may not realize all of the anticipated benefits. Such development may be more difficult, time-consuming or costly than expected and could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact our business, financial condition and results of operations.
We may not realize all of the anticipated benefits from either of the Joint Ventures. The success of these Joint Ventures will depend, in part, on the successful partnership between Equinix and GIC. Such a partnership is subject to risks as outlined below, and more generally, to the same types of business risks as would impact our IBX data center business. A failure to successfully partner, or a failure to realize our expectations for the Joint Ventures, could materially impact our business, financial condition and results of operations.
Joint venture investments, such as our Joint Ventures with GIC, could expose us to risks and liabilities in connection with the formation of the new joint ventures, the operation of such joint ventures without sole decision-making authority, and our reliance on joint venture partners who may have economic and business interests that are inconsistent with our business interests.
In addition to our current and proposed Joint Ventures with GIC, we may co-invest with other third parties through partnerships, joint ventures or other entities in the future. These joint ventures could result in our acquisition of non-controlling interests in, or shared responsibility for, managing the affairs of a property or portfolio of properties, partnership, joint venture or other entity. We may be subject to additional risks, including:

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

•
our joint venture partners may take actions that are not within our control, which could require us to dispose of the joint venture asset, transfer it to a TRS in order for Equinix to maintain its qualification for taxation as a REIT, or purchase the partner's interests or assets at an above-market price;

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
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of March 31, 2020, our total indebtedness (gross of debt issuance cost, debt discount, and debt premium) was approximately $11.8 billion, our stockholders' equity was $8.7 billion and our cash, cash equivalents, and investments totaled $1.2 billion. In addition, as of March 31, 2020, we had approximately $1.7 billion of additional liquidity available to us from our $2.0 billion revolving credit facility. On April 15, 2020, we entered into a credit agreement which provides for senior unsecured 364-day term loan facilities in an aggregate principal amount of $750.0 million and we borrowed $391.0 million, as well as €100.0 million or $109.8 million at the exchange rate in effect on that date. In addition to our substantial debt, we lease many of our IBX data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of March 31, 2020, we recorded operating lease liabilities of $1.4 billion, which represents our obligation to make lease payments under those lease arrangements.
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
For the years ended December 31, 2019, 2018 and 2017, we recognized approximately 58%, 55% and 55%, respectively, of our revenues outside the U.S. We currently operate outside of the U.S. in Brazil, Canada, Colombia, Mexico, EMEA and Asia-Pacific.
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

Our international operations are generally subject to a number of additional risks, including:

•	the costs of customizing IBX data centers for foreign countries;

•	protectionist laws and business practices favoring local competition;

•	greater difficulty or delay in accounts receivable collection;

•	difficulties in staffing and managing foreign operations, including negotiating with foreign labor unions or workers' councils;

•	difficulties in managing across cultures and in foreign languages;

•	political and economic instability;

•	fluctuations in currency exchange rates;

•	difficulties in repatriating funds from certain countries;

•	our ability to obtain, transfer or maintain licenses required by governmental entities with respect to our business;

•	unexpected changes in regulatory, tax and political environments such as the United Kingdom's withdrawal from the European Union ("Brexit");

•	our ability to secure and maintain the necessary physical and telecommunications infrastructure;

•	compliance with anti-bribery and corruption laws;

•	compliance with economic and trade sanctions enforced by the Office of Foreign Assets Control of the U.S. Department of Treasury;

•	compliance with evolving governmental regulation with which we have little experience; and

•	compliance with evolving and varied regulations related to the COVID-19 pandemic.
Geo-political events, such as the COVID-19 pandemic, Brexit, political unrest in Hong Kong, and the trade war between the U.S. and China, may increase the likelihood of the listed risks to occur. With respect to Brexit, it is possible that the level of economic activity in the United Kingdom and the rest of Europe will be adversely impacted and that we will face increased regulatory and legal complexities in these regions which could have an adverse impact on our business and employees in EMEA and could adversely affect our financial condition and results of operations. In addition, compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include the General Data Protection Regulation (GDPR) and other data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, economic and trade sanctions, U.S. laws such as the Foreign Corrupt Practices Act and local laws which also prohibit corrupt payments to governmental officials. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our offerings in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and operating results. Our success depends, in part, on our ability to anticipate and address these risks and manage these difficulties.
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
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. We have established an "at-the-market" stock offering program (the "ATM Program") through which we may, from time to time, issue and sell shares of our common stock to or through sales agents up to established limits. By the end of the first quarter of 2020, we had $197.5 million of shares of our common stock available for sale under our ATM Program. We may also seek authorization to sell additional shares of common stock under the ATM Program, enter into new “at-the-market” stock offering programs, or through other means which could lead to additional dilution for our stockholders. Please see Note 12 of the Notes to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K for sales of our common stock under the ATM Program.
The market price of our stock may continue to be highly volatile, and the value of an investment in our common stock may decline.
The market price of the shares of our common stock has recently been and may continue to be highly volatile. General economic and market conditions, like the current instability due to the COVID-19 pandemic, and market conditions for telecommunications and real estate investment trust stocks in general, may affect the market price of our common stock.
Announcements by us or others, or speculations about our future plans, may also have a significant impact on the market price of our common stock. These may relate to:

•	news or regulations regarding the COVID-19 pandemic;

•	our operating results or forecasts;

•	new issuances of equity, debt or convertible debt by us, including issuances through our ATM Program;

•	increases in market interest rates and changes in other general market and economic conditions, including inflationary concerns;

•	changes to our capital allocation, tax planning or business strategy;

•	our qualification for taxation as a REIT and our declaration of distributions to our stockholders;

•	changes in U.S. or foreign tax laws;

•	changes in management or key personnel;

•	developments in our relationships with customers;

•	announcements by our customers or competitors;

•	changes in regulatory policy or interpretation;

•	governmental investigations;

•	changes in the ratings of our debt or stock by rating agencies or securities analysts;

•	our purchase or development of real estate and/or additional IBX data centers;

•	our acquisitions of complementary businesses; or

•	the operational performance of our IBX data centers.
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
Although we currently undertake, and may decide in the future to further undertake, foreign exchange hedging transactions to reduce foreign currency transaction exposure, we do not currently intend to eliminate all foreign currency transaction exposure. In addition, REIT compliance rules may restrict our ability to enter into hedging transactions. Therefore, any weakness of the U.S. Dollar may have a positive impact on our consolidated results of operations because the currencies in the foreign countries in which we operate may translate into more U.S. Dollars. However, if the U.S. Dollar strengthens relative to the currencies of the foreign countries in which we operate, as we have experienced recently during the COVID-19 pandemic, our consolidated financial position and results of operations may be negatively impacted as amounts in foreign currencies will generally translate into fewer U.S. Dollars. For additional information on foreign currency risks, refer to our discussion of foreign currency risk in "Quantitative and Qualitative Disclosures About Market Risk" included in Item 3 of this Quarterly Report on Form 10-Q.
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
We are a U.S. company with global subsidiaries and are subject to income and other taxes in the U.S. (although currently limited due to our taxation as a REIT) and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income and other taxes. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no certainty that additional taxes will not be due upon audit of our tax returns or as a result of changes to the tax laws and interpretations thereof. For example, we are currently undergoing audits and appealing the tentative assessments in a number of jurisdictions where we operate. The final results of these audits and the outcomes of the appeals are uncertain and may not be resolved in our favor. Additionally, the COVID-19 pandemic has led to increased spending by many governments. Because of this, there could be pressure to increase taxes in the future to pay back debt and generate revenues. The nature and timing of any future changes to each jurisdiction's tax laws and the impact on our future tax liabilities because of the COVID-19 pandemic or for any other reason cannot be predicted with any accuracy but could materially and adversely impact our results of operations and financial position or cash flows.
We may be vulnerable to security breaches which could disrupt our operations and have a material adverse effect on our financial performance and operating results.
We face risks associated with unauthorized access to our computer systems, loss or destruction of data, computer viruses, ransomware, malware, distributed denial-of-service attacks or other malicious activities. These threats may result from human error, equipment failure or fraud or malice on the part of employees or third parties. A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate either our proprietary information or the personal information of our customers or our employees, or cause interruptions or malfunctions in our operations or our customers' operations. As we provide assurances to our customers that we provide a high level of security, such a compromise could be particularly harmful to our brand and reputation. We may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security. As techniques used to breach security change frequently and are generally not recognized until launched against a target, we may not be able to promptly detect that a cyber breach has occurred, or implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, damage relating to loss of proprietary information, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and operating results. We maintain insurance coverage for cyber risks, but such coverage may be unavailable or insufficient to cover our losses.
We offer professional services to our customers where we consult on data center solutions and assist with implementations. We also offer managed services in certain of our foreign jurisdictions outside of the U.S. where we manage the data center infrastructure for our customers. The access to our clients' networks and data, which is gained from these services, creates some risk that our clients' networks or data will be improperly accessed. We may also design our clients' cloud storage systems in such a way that exposes our clients to increased risk of data breach.  If Equinix were held responsible for any such breach, it could result in a significant loss to Equinix, including damage to Equinix's client relationships, harm to our brand and reputation, and legal liability.
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
A customer's decision to purchase our offerings typically involves a significant commitment of resources. In addition, some customers will be reluctant to commit to locating in our IBX data centers until they are confident that the IBX data center has adequate carrier connections. As a result, we have a long sales cycle. Furthermore, we may devote significant time and resources to pursuing a particular sale or customer that does not result in revenues. We have also significantly expanded our sales force in recent years, and it will take time for these new hires to become fully productive. Delays may be further exacerbated by the COVID-19 pandemic.
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

Problems at one or more of our IBX data centers or corporate offices, whether or not within our control, could result in service interruptions or significant infrastructure or equipment damage. These could result from numerous factors, including:

•	human error;

•	equipment failure;

•	physical, electronic and cyber security breaches;

•	fire, earthquake, hurricane, flood, tornado and other natural disasters;

•	extreme temperatures;

•	water damage;

•	fiber cuts;

•	power loss;

•	terrorist acts;

•	sabotage and vandalism;

•	global pandemics such as the COVID-19 pandemic; and

•	failure of business partners who provide our resale products.
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
The COVID-19 pandemic is expected have a material effect on many aspects of the economy but the extent of its impact on Equinix is difficult to predict at this time. We continue to evolve our forecasting models as the situation unfolds but if our predictions are inaccurate and our results differ materially from our forecasts, we could make inappropriate financial decisions. Additionally, inaccuracies in our models could adversely impact our compliance with REIT asset tests, future profitability, stock price and/or stockholder confidence.
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
In each of our markets, we rely on third parties to provide a sufficient amount of power for current and future customers. At the same time, power and cooling requirements are increasing per unit of equipment. As a result, some customers are consuming an increasing amount of power per cabinet. We generally do not control the amount of power our customers draw from their installed circuits, which can result in growth in the aggregate power consumption of our facilities beyond our original plan and expectations. This means that limitations on the capacity of our electrical delivery systems and equipment could limit customer utilization of our IBX data centers. These limitations could have a negative impact on the effective available capacity of a given center and limit our ability to grow our business, which could have a negative impact on our financial performance, operating results and cash flows.
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
The security of our electricity supplies in California could be adversely affected by the actions of the court in the bankruptcy proceeding (the "Bankruptcy Court") filed on January 29, 2019, of PG&E, the public utility that serves the area in which some of our facilities are located. PG&E announced that it filed for bankruptcy to facilitate the resolution of liabilities in connection with the 2017 and 2018 Northern California wildfires. On January 31, 2020, PG&E filed an amended proposed chapter 11 plan of reorganization (the “Plan”). It is possible that, during its bankruptcy, PG&E could seek permission from the Bankruptcy Court to reject certain burdensome executory contracts. If PG&E seeks and is ultimately allowed to reject power agreements, it is difficult to predict the consequences of any such action for us but they could potentially include procuring electricity from more expensive sources, reducing the availability and reliability of electricity supplied to our facilities and relying on a larger percentage of electricity generated by fossil fuels, any of which could reduce supplies of electricity available to our operations or increase our costs of electricity.
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
We also recently acquired Packet Host, Inc., a bare metal automation company to facilitate a new product offering for Equinix. While we believe this new product offering will be desirable to our customers and will complement our other offerings on Platform Equinix, we cannot guarantee the success of this product or any other new product offering. Our company has not historically offered hardware solutions, and this would be a new market area for us which can bring challenges and could harm our business if not executed in the time or manner that we expect.
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

•
changes in general economic conditions, such as from the COVID-19 pandemic or other economic downturns, or specific market conditions in the telecommunications and internet industries, any of which could have a material impact on us or on our customer base;

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
As of March 31, 2020, our retained earnings were $1,509.3 million. Although we have generated net income for each fiscal year since 2008, except for the year ended December 31, 2014, we are currently investing heavily in our future growth through the build out of multiple additional IBX data centers, expansions of IBX data centers and acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as transaction costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover the additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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
Our ability to maximize revenues depends on our ability to develop and grow a balanced customer base, consisting of a variety of companies, including enterprises, cloud, digital content and financial companies, and network service providers. We consider certain of these customers to be key magnets in that they draw in other customers. The more balanced the customer base within each IBX data center, the better we will be able to generate significant interconnection revenues, which in turn increases our overall revenues. Our ability to attract customers to our IBX data centers will depend on a variety of factors, including the presence of multiple carriers, the mix of our offerings, the overall mix of customers, the presence of key customers attracting business through vertical market ecosystems, the IBX data center's operating reliability and security and our ability to effectively market our offerings. However, some of our customers may face competitive pressures and may ultimately not be successful or may be consolidated through merger or acquisition. If these customers do not continue to use our IBX data centers it may be disruptive to our business. Finally, any uncertain global economic climate, including the one we are currently experiencing as a result of the COVID-19 pandemic, could harm our ability to attract and retain customers if customers slow spending, or delay decision-making on our offerings, or if customers begin to have difficulty paying us or seek bankruptcy protection and we experience increased churn in our customer base. Any of these factors may hinder the development, growth and retention of a balanced customer base and adversely affect our business, financial condition and results of operations.
We may be subject to securities class action and other litigation, which may harm our business and results of operations.
We may be subject to securities class action or other litigation. For example, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities, such as the one we are currently experiencing from the COVID-19 pandemic. Litigation can be lengthy, expensive, and divert management's attention and resources. Results cannot be predicted with certainty and an adverse outcome in litigation could result in monetary damages or injunctive relief. Further, any payments made in settlement may directly reduce our revenue under U.S. GAAP and could negatively impact our operating results for the period.  For all of these reasons, litigation could seriously harm our business, results of operations, financial condition or cash flows.
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
While our business and IBX data centers are currently all operational and have been designated "critical infrastructure" or "essential services" in order to remain open in many jurisdictions during the COVID-19 pandemic, any regulations restricting our ability to operate our business due to COVID-19 could have a material adverse effect on our business. Additionally, the "essential services" and "critical infrastructure" designations we have experienced could lead countries or local regulators to impose additional regulations on the data center industry following the COVID-19 pandemic in order to have better visibility and control over our industry for future events.
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
If, in any taxable year, we fail to remain qualified for taxation as a REIT and are not entitled to relief under the Code:

•	we will not be allowed a deduction for distributions to stockholders in computing our taxable income;

•	we will be subject to U.S. federal and state income tax on our taxable income at regular corporate income tax rates; and

•	we would not be eligible to elect REIT status again until the fifth taxable year that begins after the first year for which we failed to qualify for taxation as a REIT.
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
We paid a quarterly distribution in March of 2020 and have declared a quarterly distribution to be paid on June 17, 2020. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for U.S. federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the creation of reserves or required debt service or amortization payments.
To the extent that we satisfy the 90% distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax on our undistributed taxable income if the actual amount that we distribute to our stockholders for a calendar year is less than the minimum amount specified under the Code.
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
The Code limits interest deductions for businesses, whether in corporate or passthrough form, to the sum of the taxpayer's business interest income for the tax year and 50% (30% for tax years after 2020) of the taxpayer's adjusted taxable income for that tax year. This limitation does not apply to an "electing real property trade or business". Although REITs are permitted to make such an election, we do not currently intend to do so. If we so elect in the future, depreciable real property that we hold (including specified improvements) would be required to be depreciated for U.S. federal income tax purposes under the alternative depreciation system of the Code, which generally imposes a class life for depreciable real property as long as 40 years.
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
We will also be subject to a U.S. federal corporate level income tax at the highest regular corporate income tax rate (currently 21%) on gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as an asset that we or our QRSs hold following the liquidation or other conversion of a former TRS). This 21% tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset, to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset.
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
At any time, the U.S. federal or state income tax laws governing REITs, or the administrative interpretations of those laws, may be amended. U.S. federal and state tax laws are constantly under review by persons involved in the legislative process, the Internal Revenue Service, the U.S. Department of the Treasury and state taxing authorities. Changes to the tax laws, regulations and administrative interpretations, which may have retroactive application, could adversely affect us. In addition, some of these changes could have a more significant impact on us as compared to other REITs due to the nature of our business and our substantial use of TRSs, particularly non-U.S. TRSs.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/2015	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/2015	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/2015	2.3

2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	12/6/2016	2.1

2.5	Amendment No. 1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	10-K	12/31/2016	2.5

2.6	Amendment No.2 to the Transaction Agreement, dated April 30, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	5/1/2017	2.1

2.7	Amendment No.3 to the Transaction Agreement, dated June 29, 2018, by and between Verizon Communications Inc. and Equinix, Inc.	10-Q	8/8/2018	2.7

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/2002	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/14/2011	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/11/2013	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	3/29/2016	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association as trustee.	8-K	11/20/2014	4.1

4.3	First Supplemental Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/20/2014	4.2

4.4	Form of 5.375% Senior Note due 2022 (see Exhibit 4.3).

4.5	Third Supplemental Indenture, dated as of December 4, 2015, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	12/4/2015	4.2

4.6	Form of 5.875% Senior Note due 2026 (see Exhibit 4.5).

4.7	Fourth Supplemental Indenture, dated as of March 22, 2017 between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/22/2017	4.2

4.8	Form of 5.375% Senior Notes due 2027 (see Exhibit 4.7).

4.9	Fifth Supplemental Indenture, dated as of September 20, 2017 among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent.	8-K	9/20/2017	4.2

4.10	Form of 2.875% Senior Notes due 2025 (see Exhibit 4.9).

4.11	Indenture, dated as of December 12, 2017, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	12/5/2017	4.1

4.12	Supplemental Indenture, dated as of December 12, 2017, among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent.	8-K	12/5/2017	4.2

4.13	Form of 2.875% Senior Notes due 2026 (see Exhibit 4.12).

4.14	Second Supplemental Indenture, dated as of March 14, 2018, among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent.	8-K	3/14/2018	4.2

4.15	Form of 2.875% Senior Notes due 2024 (see Exhibit 4.14).

4.16	Third Supplemental Indenture, dated as of April 2, 2018, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	4/3/2018	4.2

4.17	Form of 5.00% Senior Notes due April 2020 (see Exhibit 4.16).

4.18	Form of 5.00% Senior Notes due October 2020 (see Exhibit 4.16).

4.19	Form of 5.00% Senior Notes due April 2021 (see Exhibit 4.16).

4.20	Fourth Supplemental Indenture, dated as of November 18,2019, among Equinix, Inc and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.2

4.21	Form of 2.625% Senior Notes due 2024 (See Exhibit 4.20).

4.22	Fifth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.4

4.23	Form of 2.900% Senior Notes due 2026 (See Exhibit 4.22).

4.24	Sixth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.6

4.25	Form of 3.200% Senior Notes due 2029 (See Exhibit 4.24)

4.26	Form of Registrant's Common Stock Certificate.	10-K	12/31/2014	4.13

4.27	Description of Securities.	10-K	12/31/2019	4.31

10.1**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.2**	2000 Equity Incentive Plan, as amended.	10-K	12/31/2016	10.2

10.3**	2000 Director Option Plan, as amended.	10-K	12/31/2016	10.3

10.4**	2001 Supplemental Stock Plan, as amended.	10-K	12/31/2016	10.4

10.5**	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	10-Q	6/30/2014	10.5

10.6**	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company	2/5/2007	10.9

10.7**	Repatriation Agreement by and between Equinix, Inc. and Eric Schwartz dated June 5.	10-Q	6/30/2019	10.17

10.8**	2017 Form of Revenue/AFFO Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2017	10.35

10.9**	2017 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2017	10.36

10.10**	2017 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2017	10.37

10.11**	2018 Form of Revenue/AFFO Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2018	10.31

10.12**	2018 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2018	10.32

10.13**	2018 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2018	10.33

10.14**	2019 Equinix, Inc. Annual Incentive Plan.	10-Q	3/31/2019	10.28

10.15**	2019 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2019	10.29

10.16**	2019 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2019	10.30

10.17**	2019 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2019	10.31

10.18**	2020 Equinix, Inc. Annual Incentive Plan.				X

10.19**	2020 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.				X

10.20**	2020 Form of TSR Restricted Stock Unit Agreement for Executives.				X

10.21**	2020 Form of Time-Based Restricted Stock Agreement for Executives.				X

10.22	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014.	10-Q	9/30/2014	10.67

10.23	Share Purchase Agreement with Digital Realty Trust, L.P., relating to the sale and purchase of shares in TelecityGroup UK LON Limited, Telecity Netherlands AMS01 AMS04 BV, Equinix Real Estate (TCY AMS04) B.V. and TelecityGroup Germany Fra2 GmbH, dated May 14, 2016.	10-Q	6/30/2016	10.55

10.24	Credit Agreement dated as of December 12, 2017 among Equinix, Inc. as Borrower, The Guarantors Parties (defined therein), Bank of America, N.A., as Administrative Agent, Lender and L/C issuer, Barclays Bank PLS, Goldman Sachs Bank USA, HSBC Securities (USA) Inc. ING Capital LLC, TD Securities (USA) LLC, and Wells Fargo Bank, National Association as Co-Documentation Agents, the Other Lenders Party (defined therein) and Bank of America, N.A., Citibank, N.A., JPMorgan Chase Bank, N.A., MUFG, and RBC Capital Markets as Joint Lead Arrangers and Joint Book Runners.	10-K	12/31/2017	10.40

10.25	Consent and First Amendment to Credit Agreement, dated as of June 28, 2018 by and among Equinix, Inc. as Borrower, the Guarantors (defined therein), the Lenders (as such term is defined in the Credit Agreement referred to therein), and BANK OF AMERICA, N.A., as Administrative Agent.	10-Q	8/8/2018	10.35

10.26	Second Amendment to Credit Agreement, dated as of July 26, 2018, by and between Equinix, Inc. as Borrower, the financial institutions defined therein, MUFG Bank, Ltd., as Technical Agent and Bank of America, N.A. as Administrative Agent, under that certain Credit Agreement dated December 12, 2017.	10-Q	8/8/2018	10.36

10.27	Third Amendment to Credit Agreement, dated as of April 26, 2019, by and among Equinix, Inc., Delaware corporation ("Equinix" or the "Borrower"), each "Lender" (as such term is defined in the Credit Agreement referred to therein) party hereto, and BANK OF AMERICA, N.A., as Administrative Agent, under that certain Credit Agreement dated December 12, 2017.	10-Q	6/30/2019	10.34

10.28**	Relocation Letter Agreement by and between Equinix, Inc. and Charles Meyers dated October 12, 2018.	10-K	2/22/2019	10.37

10.29**	Change in Control Severance Agreement between Equinix, Inc and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.25

10.30**	Change in Control Severance Agreement between Equinix, Inc and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.26

10.31**	Change in Control Severance Agreement between Equinix, Inc and Karl Strohmeyer dated October 3, 2019.	10-Q	9/30/2019	10.27

10.32**	Change in Control Severance Agreement between Equinix, Inc and Peter Van Camp dated October 3, 2019.	10-Q	9/30/2019	10.28

10.33**	Change in Control Severance Agreement between Equinix, Inc and Charles Meyers dated October 4, 2019.	10-Q	9/30/2019	10.29

10.34**	Change in Control Severance Agreement between Equinix, Inc and Eric Schwartz dated October 3, 2019.	10-Q	9/30/2019	10.30

10.35**	Change in Control Severance Agreement between Equinix, Inc and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.31

10.36**	Change in Control Severance Agreement between Equinix, Inc and Sara Baack dated October 3, 2019.	10-Q	9/30/2019	10.32

10.37**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Sara Baack dated October 3, 2019.	10-Q	9/30/2019	10.33

10.38**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Charles Meyers dated October 4, 2019.	10-Q	9/30/2019	10.34

10.39**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Eric Schwartz dated October 3, 2019.	10-Q	9/30/2019	10.35

10.40**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.36

10.41**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.37

10.42**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.38

10.43**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Karl Strohmeyer dated October 3, 2019.	10-Q	9/30/2019	10.39

10.44**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Peter Van Camp dated October 3, 2019.	10-Q	9/30/2019	10.40

21.1	Subsidiaries of Equinix, Inc.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

EQUINIX, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.
Date: May 7, 2020
	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.18**	2020 Equinix, Inc. Annual Incentive Plan.

10.19**	2020 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.

10.20**	2020 Form of TSR Restricted Stock Unit Agreement for Executives.

10.21**	2020 Form of Time-Based Restricted Stock Unit Agreement for Executives.

21.1	Subsidiaries of Equinix, Inc.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Document.

101. PRE	Inline XBRL Taxonomy Extension Presentation Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.