Form 10-Q
period 2020-06-30
EQUINIX INC
filed 2020-07-31
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares outstanding of the registrant's Common Stock as of July 30, 2020 was 88,557,118.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
EQUINIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,785,050	$1,869,577
Short-term investments	22,069	10,362
Accounts receivable, net of allowance for doubtful accounts of $20,903 and $13,026	691,589	689,134
Other current assets	330,521	302,880
Assets held for sale	152,188	663
Total current assets	5,981,417	2,872,616
Property, plant and equipment, net	12,663,827	12,152,597
Operating lease right-of-use assets	1,396,101	1,475,367
Goodwill	5,016,350	4,781,858
Intangible assets, net	2,074,689	2,102,389
Other assets	660,246	580,788
Total assets	$27,792,630	$23,965,615
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$745,517	$760,718
Accrued property, plant and equipment	335,013	301,535
Current portion of operating lease liabilities	139,833	145,606
Current portion of finance lease liabilities	102,416	75,239
Current portion of mortgage and loans payable	75,589	77,603
Current portion of senior notes	2,227,768	643,224
Other current liabilities	229,635	153,938
Total current liabilities	3,855,771	2,157,863
Operating lease liabilities, less current portion	1,243,362	1,315,656
Finance lease liabilities, less current portion	1,658,432	1,430,882
Mortgage and loans payable, less current portion	1,218,049	1,289,434
Senior notes, less current portion	8,804,633	8,309,673
Other liabilities	624,125	621,725
Total liabilities	17,404,372	15,125,233
Commitments and contingencies (Note 11)
Equinix stockholders' equity
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 88,890,679 issued and 88,549,394 outstanding in 2020 and 85,700,953 issued and 85,308,386 outstanding in 2019	89	86
Additional paid-in capital	14,651,944	12,696,433
Treasury stock, at cost; 341,285 shares in 2020 and 392,567 shares in 2019	(127,042)	(144,256)
Accumulated dividends	(4,639,041)	(4,168,469)
Accumulated other comprehensive loss	(1,140,291)	(934,613)
Retained earnings	1,642,621	1,391,425
Total Equinix stockholders' equity	10,388,280	8,840,606
Non-controlling interests	(22)	(224)
Total stockholders' equity	10,388,258	8,840,382
Total liabilities and stockholders' equity	$27,792,630	$23,965,615
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)
Revenues	$1,470,121	$1,384,977	$2,914,663	$2,748,195
Costs and operating expenses:
Cost of revenues	739,344	698,179	1,475,626	1,380,209
Sales and marketing	178,124	159,201	358,574	328,916
General and administrative	256,890	232,656	518,487	447,702
Transaction costs	13,617	2,774	25,147	5,245
Impairment charges	—	386	—	14,834
(Gain) loss on asset sales	(342)	—	857	—
Total costs and operating expenses	1,187,633	1,093,196	2,378,691	2,176,906
Income from operations	282,488	291,781	535,972	571,289
Interest income	1,685	7,762	5,958	11,964
Interest expense	(108,480)	(120,547)	(215,818)	(243,393)
Other income	4,278	12,180	9,448	12,014
Loss on debt extinguishment	(1,868)	—	(8,309)	(382)
Income before income taxes	178,103	191,176	327,251	351,492
Income tax expense	(44,753)	(47,324)	(74,944)	(89,893)
Net income	133,350	143,852	252,307	261,599
Net (income) loss attributable to non-controlling interests	(46)	(325)	(211)	6
Net income attributable to Equinix	$133,304	$143,527	$252,096	$261,605
Earnings per share ("EPS") attributable to Equinix:
Basic EPS	$1.53	$1.70	$2.92	$3.15
Weighted-average shares for basic EPS	87,303	84,399	86,427	83,114
Diluted EPS	$1.52	$1.69	$2.90	$3.13
Weighted-average shares for diluted EPS	87,901	84,767	87,065	83,471
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)
Net income	$133,350	$143,852	$252,307	$261,599
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment ("CTA") gain (loss), net of tax effects of $0, $(585), $0 and $(595)	181,286	25,127	(232,506)	(56,592)
Net investment hedge CTA gain (loss), net of tax effect of $0, $0, $0, and $10	(97,058)	(37,857)	47,888	38,993
Unrealized gain (loss) on cash flow hedges, net of tax effects of $4,772, $650, $(1,595) and $(2,091)	(17,868)	(3,355)	(21,124)	4,869
Net actuarial gain (loss) on defined benefit plans, net of tax effects of $(6), $2, $3 and $1	20	(7)	55	(18)
Total other comprehensive income (loss), net of tax	66,380	(16,092)	(205,687)	(12,748)
Comprehensive income, net of tax	199,730	127,760	46,620	248,851
Net (income) loss attributable to non-controlling interests	(46)	(325)	(211)	6
Other comprehensive (income) loss attributable to non-controlling interests	(2)	14	9	7
Comprehensive income attributable to Equinix	$199,682	$127,449	$46,418	$248,864

See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2020	2019
	(Unaudited)
Cash flows from operating activities:
Net income	$252,307	$261,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	586,609	533,650
Stock-based compensation	140,343	110,542
Amortization of intangible assets	97,853	98,752
Amortization of debt issuance costs and debt discounts and premiums	7,904	6,233
Provision for allowance for doubtful accounts	11,496	7,097
Impairment charges	—	14,834
Loss on asset sales	857	—
Loss on debt extinguishment	8,309	382
Other items	10,654	8,725
Changes in operating assets and liabilities:
Accounts receivable	(14,233)	(126,720)
Income taxes, net	11,861	30,662
Other assets	(60,019)	(5,724)
Operating lease right-of-use assets	76,292	78,483
Operating lease liabilities	(72,091)	(73,805)
Accounts payable and accrued expenses	(25,564)	(3,987)
Other liabilities	58,938	23,341
Net cash provided by operating activities	1,091,516	964,064
Cash flows from investing activities:
Purchases of investments	(52,415)	(20,787)
Sales of investments	12,134	8,945
Business acquisitions, net of cash and restricted cash acquired	(478,248)	(34,143)
Purchases of real estate	(82,567)	(47,436)
Purchases of other property, plant and equipment	(882,889)	(808,138)
Net cash used in investing activities	(1,483,985)	(901,559)
Cash flows from financing activities:
Proceeds from employee equity awards	30,391	27,593
Payment of dividends and special distribution	(469,487)	(413,052)
Proceeds from public offering of common stock, net of issuance costs	1,784,898	1,561,555
Proceeds from senior notes, net of debt discounts	2,585,736	—
Proceeds from mortgage and loans payable	750,790	—
Repayments of finance lease liabilities	(42,681)	(43,112)
Repayments of mortgage and loans payable	(789,178)	(36,212)
Repayment of senior notes	(493,711)	(150,000)
Debt extinguishment costs	(4,619)	—
Debt issuance costs	(26,266)	—
Net cash provided by financing activities	3,325,873	946,772
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(12,876)	411
Net increase in cash, cash equivalents and restricted cash	2,920,528	1,009,688
Cash, cash equivalents and restricted cash at beginning of period	1,886,613	627,604
Cash, cash equivalents and restricted cash at end of period	$4,807,141	$1,637,292

Cash and cash equivalents	$4,785,050	$1,613,529
Current portion of restricted cash included in other current assets	13,293	13,673
Non-current portion of restricted cash included in other assets	8,798	10,090
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$4,807,141	$1,637,292
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
The Company's effective tax rates were 22.9% and 25.6% for the six months ended June 30, 2020 and 2019, respectively.
Coronavirus (COVID-19) Update
In December 2019, a novel strain of coronavirus, referred to as Coronavirus disease 2019, or COVID-19, emerged. On February 29, 2020, the World Health Organization ("WHO") raised the COVID-19 threat from high to very high, and on March 11, 2020, the WHO characterized COVID-19 as a global pandemic.
During the six months ended June 30, 2020, the COVID-19 pandemic did not have a material impact on the Company’s financial statements. The Company recorded an insignificant amount of revenue reserve related to COVID-19 and experienced some decline in non-recurring revenue from Smart Hands services, as the Company waived fees from affected customers in certain circumstances. The Company has seen a modest but mixed impact from COVID-19 to its operating costs. The Company incurred one-time cash bonuses and compensation expense of $8.6 million for its IBX employees and other employees to support their work-from-home requirements. Additionally, the Company increased its allowance for doubtful accounts for accounts receivable by $6.3 million during the six months ended June 30, 2020. This is partially offset by lower travel expenses due to travel restrictions imposed due to COVID-19. The Company evaluated its goodwill, long-lived assets, including property, plant and equipment, lease right-of-use assets and intangible assets, noting no indicators of impairment.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The impact that COVID-19 will have on the Company's consolidated financial statements throughout 2020 remains uncertain and ultimately will be dictated by the length and severity of the pandemic, impact on customers and vendors, as well as the economic recovery and federal, state and local government actions taken in response. The Company will continue to evaluate the nature and extent of these potential impacts to its business and consolidated financial statements.
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
Accounting Standards Adopted
In March 2020, FASB issued ASU 2020-04, Reference Rate Reform ("Topic 848"): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company adopted the ASU upon its issuance and there was no impact on the Company's condensed consolidated financial statements for the six months ended June 30, 2020 as a result of adopting this standard. The Company will evaluate its debt, derivative and lease contracts that are eligible for modification relief and may apply the elections prospectively as needed.
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
Accounts Receivable
Accounts receivables are recorded at invoice amount and are generally due in less than one year. Allowance for doubtful accounts are estimated losses resulting from the inability of customers making payments. An estimate of uncollectible amounts is made based on historical bad debts, age of customer receivable balances, customers' financial conditions, the impact of current and expected future economic conditions, inclusive of the effect of the COVID-19 pandemic on credit losses.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table summarizes the activity of the Company's allowance for doubtful accounts (in thousands):

Balance at December 31, 2019	$13,026
Adjustments due to adoption of ASU 2016-13	900
Provision for allowance for doubtful accounts (1)	11,496
Net write-offs and recoveries	(4,519)
Balance at June 30, 2020	$20,903

(1)
During the six months ended June 30, 2020, the Company recorded a provision for allowance for doubtful accounts of $6.3 million due to the impacts of the COVID-19 pandemic based on available information to date.

2. Revenue
Contract Balances
The following table summarizes the opening and closing balances of the Company's accounts receivable, net; contract asset, current; contract asset, non-current; deferred revenue, current; and deferred revenue, non-current (in thousands):

	Accounts receivable, net	Contract asset, current	Contract asset, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2020	$689,134	$10,033	$31,521	$76,193	$46,555
Closing balances as of June 30, 2020	691,589	10,688	47,194	84,709	48,140
Increase	$2,455	$655	$15,673	$8,516	$1,585
The difference between the opening and closing balances of the Company's accounts receivable, net, contract assets and deferred revenues primarily results from revenue growth and the timing difference between the satisfaction of the Company's performance obligation and the customer's payment, as well as business combinations closed during the six months ended June 30, 2020. The amounts of revenue recognized during the six months ended June 30, 2020 from the opening deferred revenue balance as of January 1, 2020 was $56.5 million.
Remaining performance obligations
As of June 30, 2020, approximately $7.3 billion of total revenues, including deferred installation revenues, are expected to be recognized in future periods, the majority of which will be recognized over the next 24 months. While initial contract terms vary in length, substantially all contracts thereafter automatically renew in one-year increments. Included in the remaining performance obligations is either 1) remaining performance obligations under the initial contract terms or 2) remaining performance obligations related to contracts in the renewal period once the initial terms have lapsed. The remaining performance obligations do not include variable consideration related to unsatisfied performance obligations such as the usage of metered power, service fees from xScaleTM data centers, which are calculated based on future events or actual costs incurred in the future, or any contracts that could be terminated without any significant penalties such as the majority of interconnection revenues. The remaining performance obligations above include revenues to be recognized in the future related to arrangements where the Company is considered the lessor.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$133,350	$143,852	$252,307	$261,599
Net (income) loss attributable to non-controlling interests	(46)	(325)	(211)	6
Net income attributable to Equinix	$133,304	$143,527	$252,096	$261,605

Weighted-average shares used to calculate basic EPS	87,303	84,399	86,427	83,114
Effect of dilutive securities:
Employee equity awards	598	368	638	357
Weighted-average shares used to calculate diluted EPS	87,901	84,767	87,065	83,471

EPS attributable to Equinix:
Basic EPS	$1.53	$1.70	$2.92	$3.15
Diluted EPS	$1.52	$1.69	$2.90	$3.13

The Company has excluded common stock related to employee equity awards in the diluted EPS calculation above of approximately 31,000 shares and 4,000 shares for the three months ended June 30, 2020 and 2019, respectively, and approximately 23,000 and 54,000 shares for the six months ended June 30, 2020 and 2019, respectively, because their effect would be anti-dilutive.
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
Both acquisitions constitute a business under the accounting standard for business combinations and, therefore, were accounted for as business combinations using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price is allocated to the assets acquired and liabilities assumed measured at fair value on the date of acquisition. As of June 30, 2020, the Company had not completed the detailed valuation analysis to derive the fair value of assets acquired and liabilities assumed from either acquisition, including property, plant and equipment, intangible assets and the related tax impacts; therefore, the purchase price allocation is based on provisional estimates and subject to continuing management analysis. During the three months ended June 30, 2020, the Company updated the preliminary allocation of purchase price for the Packet acquisition from the provisional amounts reported as of March 31, 2020. The adjustments made during the three months ended June 30, 2020 primarily resulted in a

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

decrease in intangible assets and an increase in goodwill of $5.9 million and $4.5 million, respectively. The changes in fair value of acquired assets and liabilities assumed did not have a significant impact on the Company's results of operations for any reporting periods prior to June 30, 2020. No purchase price allocation adjustments were made during the three months ended June 30, 2020 for the Axtel acquisition.
A summary of the preliminary allocation of total purchase consideration is presented as follows (in thousands):

	Packet	Axtel
Cash and cash equivalents	$1,068	$—
Accounts receivable	5,073	—
Other current assets	117	14,048
Property, plant and equipment	27,945	76,407
Operating lease right-of-use assets	1,519	1,646
Intangible assets	62,700	22,750
Goodwill	227,602	78,902
Other assets	138	—
Total assets acquired	326,162	193,753
Accounts payable and accrued liabilities	(1,001)	(238)
Other current liabilities	(860)	—
Operating lease liabilities	(1,519)	(1,586)
Finance lease liabilities	(27,945)	—
Other liabilities	—	(162)
Deferred tax liabilities	(4,539)	(2,749)
Net assets acquired	$290,298	$189,018

The following table presents certain information on the acquired intangible assets (in thousands):

Intangible Assets	Fair Value	Estimated Useful Lives (Years)	Weighted-average Estimated Useful Lives (Years)
Packet:
Trade names	$1,600	3.0	3.0
Existing technology	5,100	3.0	3.0
Customer relationships	56,000	10.0	10.0
Axtel:
Customer relationships	22,750	15.0	15.0

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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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
The Company incurred transaction costs of approximately $10.5 million during the six months ended June 30, 2020 and an insignificant amount of transaction costs during the three months ended June 30, 2020 for both the Packet and Axtel acquisitions combined. The operating results of both acquisitions are reported in the Americas region following the date of acquisition. During the three months ended June 30, 2020, the Company's results of operations include $13.3 million of revenues and $7.0 million of net loss from operations from the combined operations of Packet and Axtel. During the six months ended June 30, 2020, the Company's results of operations include $21.5 million of revenues and $20.3 million of net loss from operations from the combined operations of Packet and Axtel. The net loss was primarily attributable to the $16.1 million stock-based compensation expense incurred to accelerate the vesting of certain Packet employees’ unvested Packet equity awards at the close of the Packet acquisition.
Pending Acquisition of Bell Data Centers (the "Bell Acquisition")
On May 29, 2020, the Company entered into an agreement to purchase a portfolio of 13 data center sites across Canada from BCE Inc. ("Bell") for approximately $750.0 million in an all-cash transaction. The Bell Acquisition is expected to close in the fourth quarter of 2020, subject to customary closing conditions including regulatory approval. Upon the close of the acquisition, the operating results of the acquisition will be reported in the Americas region.
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

5.	Assets Held for Sale
In April 2020, the Company entered into an agreement to form a second joint venture in the form of a limited liability partnership with GIC to develop and operate xScaleTM data centers in Asia-Pacific (the “Asia-Pacific Joint Venture”). Upon closing, GIC will contribute cash in exchange for an 80% partnership interest in the Asia-Pacific Joint Venture. The Company has agreed to sell three development sites in Japan, Osaka 2, Tokyo 12, and Tokyo 14, to the Asia-Pacific Joint Venture in exchange for a 20% partnership interest in the Asia-Pacific Joint Venture and cash proceeds. The assets and liabilities of these data center facilities, which are currently included within the Company's Asia-Pacific operating segment, were classified as held for sale as of June 30, 2020. The transaction is expected to close in the fourth quarter of 2020, pending regulatory approval and other closing conditions.
As of June 30, 2020, $141.2 million of property, plant and equipment, $11.0 million of other current assets were classified as assets held for sale on the condensed consolidated balance sheet. In addition, $7.2 million of accrued costs to sell were recorded as transaction costs during the six months ended June 30,2020 and classified as liabilities held for sale as of June 30, 2020. Liabilities held for sale were included within other current liabilities on the condensed consolidated balance sheet.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.	Equity Method Investments
On October 8, 2019, the Company entered into a joint venture in the form of a limited liability partnership with GIC, Singapore's sovereign wealth fund (the "EMEA Joint Venture"), to develop and operate xScale data centers in Europe. xScale data centers are engineered to meet the technical and operational requirements and price points of core hyperscale workload deployments and also offer access to Equinix's comprehensive suite of interconnection and edge services.
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
During the three and six months ended June 30, 2020, the Company made additional equity contributions of $7.6 million and $12.7 million to the EMEA Joint Venture, respectively. As of June 30, 2020 and December 31, 2019, the Company's equity method investments were $79.8 million and $59.7 million, respectively, and were included within other assets on the consolidated balance sheet. The Company's share of income and losses of equity method investments was not significant for the three and six months ended June 30, 2020 and was included in other income on the condensed consolidated statement of operations.
As part of the sale of its xScale data center facilities to the EMEA Joint Venture, the Company also received a contingent consideration upon completion of certain performance milestones. The milestone payments are primarily contingent on the receipt of local regulatory approval for certain sites. The contingent consideration is considered a derivative and is remeasured at its fair value each reporting period using inputs such as probabilities of payment, discount rates, foreign currency forward rates and projected payment dates. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements. As of June 30, 2020 and December 31, 2019, the fair value of the contingent consideration was $39.3 million and $40.1 million, respectively, which was included in other current assets and other assets on the condensed consolidated balance sheet. Changes in the fair value of the contingent consideration were recorded in gain (loss) on asset sales on the condensed consolidated statement of operations.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

7.    Derivatives and Hedging Activities
Derivatives Designated as Hedging Instruments
Net Investment Hedges. The Company is exposed to the impact of foreign exchange rate fluctuations on the value of investments in its foreign subsidiaries whose functional currencies are other than the U.S. Dollar. In order to mitigate the impact of foreign currency exchange rates, the Company has entered into various foreign currency debt obligations, which are designated as hedges against the Company's net investments in foreign subsidiaries. As of June 30, 2020 and December 31, 2019, the total principal amounts of foreign currency debt obligations designated as net investment hedges were $3,465.7 million and $4,078.7 million, respectively.
The Company also uses cross-currency interest rate swaps to hedge a portion of its net investment in its European operations. As of June 30, 2020, U.S. Dollar to Euro cross-currency interest rate swap contracts with a total notional amount of $1,597.0 million were outstanding. As of December 31, 2019, U.S. Dollar to Euro cross-currency interest rate swap contracts with a total notional amount of $750.0 million were outstanding. At maturity of each outstanding contract, the Company will receive U.S. Dollars from and pay Euros to the contract counterparty. During the term of each contract, the Company receives interest payments in U.S. Dollars and makes interest payments in Euros based on a notional amount and fixed interest rates determined at contract inception.
The effect of net investment hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Foreign currency debt		$(85,215)	$(34,309)	$13,887	$29,606
Cross-currency interest rate swaps (included component) (1)		(10,333)	(9,689)	3,807	5,826
Cross-currency interest rate swaps (excluded component) (2)		(1,510)	6,141	30,194	3,551
Total		$(97,058)	$(37,857)	$47,888	$38,983

Amount of gain or (loss) recognized in earnings:
	Location of gain or (loss)	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$5,459	$4,928	$10,548	$9,091
Total		$5,459	$4,928	$10,548	$9,091

(1)	Included component represents foreign exchange spot rates.

(2)	Excluded component represents cross-currency basis spread and interest rates.
Cash Flow Hedges. The Company hedges its foreign currency translation exposure for forecasted revenues and expenses in its EMEA region between the U.S. Dollar and the British Pound, Euro, Swedish Krona and Swiss Franc. The foreign currency forward and option contracts that the Company uses to hedge this exposure are designated as cash flow hedges. As of June 30, 2020 and December 31, 2019, the total notional amounts of these foreign exchange contracts were $984.8 million and $824.8 million, respectively. As of June 30, 2020, the Company's foreign exchange contracts had maturity dates ranging from July 2020 to June 2022 and the Company recorded a net gain of $20.1 million within accumulated other comprehensive income (loss) relating to these foreign exchange contracts that will be reclassified to revenues and expenses as they mature in the next 12 months. As of December 31, 2019, the Company's foreign exchange contracts had maturity dates ranging from January 2020 to December 2021 and the Company recorded a net gain of $16.3 million within accumulated other comprehensive income (loss) relating to these foreign exchange contracts that will be reclassified to revenues and expenses as they mature in the next 12 months.

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
The Company hedges the interest rate exposure created by anticipated fixed rate debt issuances through the use of treasury locks and forward starting swaps (collectively, interest rate locks), which are designated as cash flow hedges. As of June 30, 2020, the total notional amount of interest rate locks outstanding was $618.0 million. As of December 31, 2019, the Company had no interest rate locks outstanding. During the six months ended June 30, 2020, interest rate locks with a combined aggregate notional amount of $1.25 billion were settled related to the issuance of the 2025 Notes, 2027 Notes, 2030 Notes, and 2050 Notes in June 2020 as described in Note 10 below. When interest rate locks are settled, any accumulated gain or loss included as a component of other comprehensive income (loss) are amortized to interest expense over the term of the interest rate locks. As of June 30, 2020, the Company recorded a net loss of $3.0 million within accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months for interest rate locks. As of December 31, 2019, the net loss and gain in accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months for interest rate locks was not significant.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The effect of cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Foreign currency forward and option contracts (included component)(1)		$(22,347)	$(2,599)	$5,678	$8,366
Foreign currency option contracts (excluded component) (2)		358	(1,405)	1,676	(1,405)
Interest rate locks		(650)	—	(26,882)	—
Total		$(22,639)	$(4,004)	$(19,528)	$6,961

Amount of gain or (loss) reclassified from accumulated other comprehensive income to income:
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of gain or (loss)	2020	2019	2020	2019
Foreign currency forward contracts	Revenues	$20,558	$18,684	$41,777	$28,545
Foreign currency forward contracts	Costs and operating expenses	(10,498)	(9,745)	(21,498)	(15,074)
Interest rate locks	Interest Expense	90	—	258	—
Total		$10,150	$8,939	$20,537	$13,471

Amount of gain or (loss) excluded from effectiveness testing included in income:
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of gain or (loss)	2020	2019	2020	2019
Foreign currency forward contracts	Other income (expense)	$—	$—	$—	$88
Foreign currency option contracts (excluded component) (2)	Revenues	(503)	(17)	(1,024)	(17)
Total		$(503)	$(17)	$(1,024)	$71

(1)	Included component represents foreign exchange spot rates.

(2)	Excluded component represents option's time value.
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
Foreign Currency Forward Contracts. The Company also uses foreign currency forward contracts to manage the foreign exchange risk associated with certain foreign currency-denominated monetary assets and liabilities. As a result

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

of foreign currency fluctuations, the U.S. Dollar equivalent values of its foreign currency-denominated monetary assets and liabilities change. Gains and losses on these contracts are included in other income (expense), on a net basis, along with the foreign currency gains and losses of the related foreign currency-denominated monetary assets and liabilities associated with these foreign currency forward contracts. As of June 30, 2020 and December 31, 2019, the total notional amounts of these foreign currency contracts were $3.6 billion and $2.5 billion, respectively.
The following table presents the effect of derivatives not designated as hedging instruments in the Company's condensed consolidated statements of operations (in thousands):

Amount of gain or (loss) recognized in earnings:
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of gain or (loss)	2020	2019	2020	2019
Embedded derivatives	Revenues	$(2,741)	$(185)	$4,710	$722
Economic hedge of embedded derivatives	Revenues	2,301	598	(5,601)	541
Foreign currency forward contracts	Other income (expense)	(113,016)	10,148	20,808	18,499
Total		$(113,456)	$10,561	$19,917	$19,762

Fair Value of Derivative Instruments
The following table presents the fair value of derivative instruments recognized in the Company's condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		December 31, 2019
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Designated as hedging instruments:
Cash flow hedges
Foreign currency forward and option contracts	$27,084	$3,896	$24,853	$5,898
Interest rate locks	886	1,583	—	—
Net investment hedges
Cross-currency interest rate swaps	60,252	—	26,251	—
Total designated as hedging	88,222	5,479	51,104	5,898

Not designated as hedging instruments:
Embedded derivatives	8,227	1,223	4,595	2,268
Economic hedges of embedded derivatives	1,937	42	1,367	—
Foreign currency forward contracts	990	75,101	641	27,446
Total not designated as hedging	11,154	76,366	6,603	29,714
Total Derivatives	$99,376	$81,845	$57,707	$35,612

(1)	As presented in the Company's condensed consolidated balance sheets within other current assets and other assets.

(2)	As presented in the Company's condensed consolidated balance sheets within other current liabilities and other liabilities.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Offsetting Derivative Assets and Liabilities
The Company presents its derivative instruments and the accrued interest related to cross-currency interest rate swaps at gross fair values in the condensed consolidated balance sheets. The Company enters into master netting agreements with its counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default. For presentation on the condensed consolidated balance sheets, the Company does not offset fair value amounts recognized for derivative instruments or the accrued interest related to cross-currency interest rate swaps under master netting arrangements. The following table presents information related to these offsetting arrangements as of June 30, 2020 and December 31, 2019 (in thousands):

	Gross Amounts Offset in Consolidated Balance Sheet
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Net Amounts	Gross Amounts not Offset in the Balance Sheet	Net
June 30, 2020
Derivative assets	$119,426	$—	$119,426	$(60,426)	$59,000
Derivative liabilities	92,804	—	92,804	(60,426)	32,378

December 31, 2019
Derivative assets	$76,640	$—	$76,640	$(37,820)	$38,820
Derivative liabilities	45,832	—	45,832	(37,820)	8,012

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
Other than the assets and liabilities that were classified as held for sale as described in Note 5 above, the Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company's financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 were as follows (in thousands):

	Fair Value at June 30, 2020	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Money market and deposit accounts	$2,594,622	$2,594,622	$—
Publicly traded equity securities	5,927	5,927	—
Certificates of deposit	16,142	—	16,142
Derivative instruments (1)	99,376	—	99,376
Total	$2,716,067	$2,600,549	$115,518
Liabilities:
Derivative instruments (1)	$81,845	$—	$81,845

(1)	Amounts are included within other current assets, other assets, others current liabilities and other liabilities in the Company's accompanying condensed consolidated balance sheet.
The Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 were as follows (in thousands):

	Fair Value at December 31, 2019	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Money market and deposit accounts	$886,547	$886,547	$—
Publicly traded equity securities	2,779	2,779	—
Certificates of deposit	7,583	—	7,583
Derivative instruments (1)	57,707	—	57,707
Total	$954,616	$889,326	$65,290
Liabilities:
Derivative instruments (1)	$35,612	$—	$35,612

(1)	Amounts are included within other current assets, other assets, other current liabilities and other liabilities in the Company's accompanying condensed consolidated balance sheet.
The Company did not have any Level 3 financial assets or financial liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.
9.    Leases
Significant Lease Transactions
Silicon Valley 4 ("SV4") Data Center
In February 2020, the Company exercised its first renewal option available to extend the lease term for the SV4 Data Center for five years. The Company concluded that the two remaining renewal options of five-years each are reasonably certain to be exercised; therefore the concluded lease term is 15 years and 7 months. The lease was previously accounted for as an operating lease. The Company reassessed the lease classification of the SV4 lease and determined the lease should be accounted for as a finance lease. During the three months ended March 31, 2020, the Company recorded finance lease right-of-use ("ROU") asset and liability of $62.8 million and $63.3 million, respectively.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Hong Kong 1 ("HK1") Data Center
In March 2020, the Company entered into several lease agreements with the landlord to lease several premises in the HK1 Data Center. One of the premises commenced in March 2020 with an initial term of 18 years. The Company assessed the lease classification of that premises at the commencement date and determined the lease should be accounted for as a finance lease. The Company will assess the remaining premises when the leases commence. During the three months ended March 31, 2020, the Company recorded finance lease ROU asset and liability of $163.0 million Hong Kong dollars or $21.0 million at the exchange rate in effect on March 31, 2020.
Headquarter Office in Redwood City, California ("HQ Office")
In April 2020, the Company entered into a lease amendment to (i) extend the lease term of the existing space for another 10.5 years and (ii) lease additional space within its HQ Office building, which commenced on June 1, 2020. Both spaces have two five-year renewal options which the Company determined were not reasonably certain to be exercised. Therefore, the concluded lease term for both spaces was approximately 11 years, expiring on March 31, 2031. The existing space was previously accounted for as a finance lease. The Company concluded that the building and land components for both spaces should be accounted for as finance leases and operating leases, respectively. During the three months ended June 30, 2020, the Company recorded incremental finance lease ROU asset and liability of $42.2 million and operating lease ROU asset and liability of $8.3 million.
Singapore 1 ("SG1") Data Center
In May 2020, the Company exercised a three-year renewal option on the lease of the existing space and entered into a lease agreement to lease additional space in the SG1 Data Center. The building and land were originally accounted for as a finance lease and operating lease, respectively. The Company concluded the remaining five three-year renewal options were reasonably certain to be exercised and therefore, the concluded lease term was 18 years. The Company reassessed the lease classification and determined that the lease should be accounted for as finance lease. Land was determined to not be a component of the lease as the Company no longer controlled substantially all of the economic benefits from its use. The Company recorded incremental finance lease ROU asset and liability of $99.5 million Singapore dollars, or approximately $71.4 million, and de-recognized operating lease ROU asset and liability of $11.4 million Singapore dollars, or approximately $8.1 million, at the exchange rate in effect on June 30, 2020, during the three months ended June 30, 2020.
Abu Dhabi 1 ("AD1") Data Center
In June 2020, the Company entered into two lease agreements to lease additional spaces in the AD1 Data Center. The Company concluded lease terms of both leases are 10 years, including a three-year renewal option for one of the leases. The Company assessed the lease classifications and determined that the leases should be accounted for as finance leases. During the three months ended June 30, 2020, the Company recorded finance lease ROU assets and liabilities of 261.9 million United Arab Emirates Dirham in aggregate, or approximately $71.3 million at the exchange rate in effect on June 30, 2020.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Lease Expenses
The components of lease expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Finance lease cost
Amortization of right-of-use assets (1)	$28,897	19,811	$54,062	$39,897
Interest on lease liabilities	28,438	27,111	56,263	54,634
Total finance lease cost	57,335	46,922	110,325	94,531

Operating lease cost	52,556	54,920	106,347	106,559
Total lease cost	$109,891	$101,842	$216,672	$201,090

(1) Amortization of right-of-use assets is included with depreciation expense, and is recorded within cost of revenues, sales and marketing and general and administrative expenses in the condensed consolidated statements of operations.
Other Information
Other information related to leases is as follows (in thousands):

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$54,417	$52,701
Operating cash flows from operating leases	102,146	101,875
Financing cash flows from finance leases	42,681	43,112

Right-of-use assets obtained in exchange for lease obligations: (1)
Finance leases	$311,951	$2,597
Operating leases	14,114	77,905

	As of June 30, 2020	As of December 31, 2019
Weighted-average remaining lease term - finance leases (2)	15 years	15 years
Weighted-average remaining lease term - operating leases (2)	13 years	13 years
Weighted-average discount rate - finance leases	8%	9%
Weighted-average discount rate - operating leases	4%	4%
Finance lease assets (3)	$1,516,351	$1,277,614

(1) Represents all non-cash changes in ROU assets.
(2) Includes lease renewal options that are reasonably certain to be exercised.
(3) As of June 30, 2020 and December 31, 2019, the Company recorded accumulated amortization of finance lease assets of $528.6 million and $474.8 million, respectively. Finance lease assets are recorded within property, plant and equipment, net on the condensed consolidated balance sheets.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Maturities of Lease Liabilities
Maturities of lease liabilities as of June 30, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2020 (6 months remaining)	$87,527	$95,454	$182,981
2021	192,368	205,435	397,803
2022	184,049	202,461	386,510
2023	168,561	197,071	365,632
2024	156,627	194,842	351,469
Thereafter	1,094,015	1,975,440	3,069,455
Total lease payments	1,883,147	2,870,703	4,753,850
Plus amount representing residual property value	—	17,626	17,626
Less imputed interest	(499,952)	(1,127,481)	(1,627,433)
Total	$1,383,195	$1,760,848	$3,144,043

The Company entered into agreements with various landlords primarily to lease data center spaces and ground leases which have not yet commenced as of June 30, 2020. These leases will commence between fiscal years 2020 and 2022, with lease terms of 1 to 49 years and a total lease commitment of approximately $705.6 million.
10.    Debt Facilities
Mortgage and Loans Payable
As of June 30, 2020 and December 31, 2019, the Company's mortgage and loans payable consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Term loans	$1,218,259	$1,287,151
Mortgage payable and loans payable	77,574	82,967
	1,295,833	1,370,118
Less amount representing unamortized debt discount and debt issuance cost	(3,927)	(4,849)
Add amount representing unamortized mortgage premium	1,732	1,768
	1,293,638	1,367,037
Less current portion	(75,589)	(77,603)
Total	$1,218,049	$1,289,434

Senior Credit Facility - Revolving Facility
On December 12, 2017, the Company entered into a credit agreement with a group of lenders for a $3.0 billion credit facility ("Senior Credit Facility"), comprised of a $2.0 billion senior unsecured multicurrency revolving credit facility ("Revolving Facility") and an approximately $1.0 billion senior unsecured multicurrency term loan facility. The Revolving Facility allows the Company to borrow, repay and reborrow over its term. The Revolving Facility provides a sublimit for the issuance of letters of credit of up to $250.0 million at any one time.
In March 2020, the Company borrowed a total of $250.0 million under the Revolving Facility, which was fully repaid in May 2020. As of June 30, 2020, the Company had 43 irrevocable letters of credit totaling $72.4 million issued and outstanding under the Revolving Facility and the amount available to the Company to borrow under the Revolving Facility was approximately $1.9 billion as of June 30, 2020.
364-Day Facilities
On April 15, 2020, the Company entered into a credit agreement which provided for senior unsecured 364-day term loan facilities in an aggregate principal amount of $750.0 million, comprised of $500.0 million available to be

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

borrowed on the closing date (the "Closing Date Facility") and $250.0 million available to be borrowed on or prior to July 14, 2020 (the "Delayed Draw Facility" and together with the Closing Date Facility, the "364-Day Facilities"). On April 15, 2020, the Company borrowed $391.0 million, as well as €100.0 million or $109.8 million at the exchange rate in effect on that date, under the Closing Date Facility. During the three months ended June 30, 2020, the Company repaid all amounts outstanding under the Closing Date Facility and terminated the 364-Day Facilities. The loss on debt extinguishment incurred in connection with the redemption and termination was not significant.
Senior Notes
As of June 30, 2020 and December 31, 2019, the Company's senior notes consisted of the following (in thousands):

	June 30, 2020		December 31, 2019
	Amount	Effective Rate	Amount	Effective Rate
5.000% Infomart Senior Notes (1)	$300,000	4.49%	$450,000	4.46%
5.375% Senior Notes due 2022	—	—%	343,711	5.56%
2.625% Senior Notes due 2024	1,000,000	2.79%	1,000,000	2.79%
2.875% Euro Senior Notes due 2024	842,775	3.08%	841,500	3.08%
2.875% Euro Senior Notes due 2025	1,123,700	3.04%	1,122,000	3.04%
2.900% Senior Notes due 2026	600,000	3.04%	600,000	3.04%
5.875% Senior Notes due 2026	1,100,000	6.03%	1,100,000	6.03%
2.875% Euro Senior Notes due 2026	1,123,700	3.04%	1,122,000	3.04%
5.375% Senior Notes due 2027	1,250,000	5.51%	1,250,000	5.51%
3.200% Senior Notes due 2029	1,200,000	3.30%	1,200,000	3.30%
1.250% Senior Notes due 2025	500,000	1.46%	—	—%
1.800% Senior Notes due 2027	500,000	1.96%	—	—%
2.150% Senior Notes due 2030	1,100,000	2.27%	—	—%
3.000% Senior Notes due 2050	500,000	3.09%	—	—%
	11,140,175		9,029,211
Less amount representing unamortized debt issuance cost	(108,519)		(78,030)
Add amount representing unamortized debt premium	745		1,716
	11,032,401		8,952,897
Less current portion	(2,227,768)		(643,224)
Total	$8,804,633		$8,309,673

(1) 5.000% Infomart Senior Notes consist of two tranches outstanding due in each of October 2020 and April 2021. The effective rate represents the weighted-average effective interest rates of the tranches outstanding at the periods presented in the table above.
Redemption of 5.375% Senior Notes due 2022
On January 2, 2020, the Company redeemed the remaining $343.7 million principal amount of the 5.375% Senior Notes due 2022. In connection with the redemption, the Company incurred $5.9 million of loss on debt extinguishment, including $4.6 million redemption premium that was paid in cash and $1.3 million related to the write-off of unamortized debt issuance costs.
1.250% Senior Notes due 2025, 1.800% Senior Notes due 2027, 2.150% Senior Notes due 2030, and 3.000% Senior Notes due 2050
On June 22, 2020, the Company issued $500.0 million aggregate principal amount of 1.250% senior notes due 2025 (the "2025 Notes"), $500.0 million aggregate principal amount of 1.800% senior notes due 2027 (the "2027 Notes"), $1.1 billion aggregate principal amount of 2.150% senior notes due 2030 (the "2030 Notes"), and $500.0 million aggregate principal amount of 3.000% senior notes due 2050 (the "2050 Notes"). Interest on these notes is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2021. Debt issuance

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

costs and debt discounts related to the 2025 Notes, 2027 Notes, 2030 Notes, and 2050 Notes were $5.3 million, $5.6 million, $12.9 million, and $14.2 million, respectively.
With a portion of the net cash proceeds from the issuance of the 2025 Notes, 2027 Notes, 2030 Notes, and 2050 Notes as described above, the Company redeemed all outstanding principal amount under its 2.875% Euro Senior Notes due 2024 and 5.875% Senior Notes due 2026 on July 8, 2020. See Note 14 below for further information on the redemption.
Maturities of Debt Instruments
The following table sets forth maturities of the Company's debt, including mortgage and loans payable, and senior notes, gross of debt issuance costs, debt discounts and debt premiums, as of June 30, 2020 (in thousands):

Years ending:
2020 (6 months remaining)	$2,130,697
2021	225,580
2022	1,148,837
2023	6,510
2024	1,006,031
Thereafter	7,920,085
Total	$12,437,740

Fair Value of Debt Instruments
The following table sets forth the estimated fair values of the Company's mortgage and loans payable and senior notes, including current maturities, as of (in thousands):

	June 30, 2020	December 31, 2019
Mortgage and loans payable	$1,304,463	$1,378,429
Senior notes	11,580,351	9,339,497

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
Interest Charges
The following table sets forth total interest costs incurred, and total interest costs capitalized for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense	$108,480	$120,547	$215,818	$243,393
Interest capitalized	6,880	5,910	12,911	15,764
Interest charges incurred	$115,360	$126,457	$228,729	$259,157

Total interest paid in cash, net of capitalized interest, during the three months ended June 30, 2020 and 2019 was $115.8 million and $107.4 million, respectively. Total interest paid in cash, net of capitalized interest, during the six months ended June 30, 2020 and 2019 was $238.6 million and $243.6 million, respectively.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11.    Commitments and Contingencies
Purchase Commitments
As a result of the Company's various IBX data center expansion projects, as of June 30, 2020, the Company was contractually committed for approximately $1.1 billion of unaccrued capital expenditures, primarily for IBX infrastructure equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. The Company also had numerous other, non-capital purchase commitments in place as of June 30, 2020, such as commitments to purchase power in select locations through the remainder of 2020 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2020 and thereafter. Such other miscellaneous purchase commitments totaled approximately $1.1 billion as of June 30, 2020. In addition, the Company entered into lease agreements in various locations that have not yet commenced as of June 30, 2020. For further information on lease commitments, see Note 9 above.
Equity Contribution Commitments
In connection with the EMEA Joint Venture closed in October 2019, the Company agreed to make future equity contributions to the EMEA Joint Venture. As of June 30, 2020, the Company had future equity contribution commitments of €12.3 million and £10.3 million, or $26.5 million in total at the exchange rate in effect on June 30, 2020.
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
The Company's indirect and property tax filings in various jurisdictions are subject to examination by local tax authorities. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no certainty that additional taxes will not be due upon audit of our tax returns or as a result of further changes to the tax laws and interpretations thereof. For example, we are currently undergoing audits and appealing the tentative assessments in a number of jurisdictions where we operate, such as Brazil and France. The final results of these audits and the outcomes of the appeals are uncertain and may not be resolved in our favor. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations and appeals that would affect the adequacy of its tax accruals for each of the reporting periods. If any issues arising from the tax examinations and appeals are resolved in a manner inconsistent with the Company's expectations, the revision of the estimates of the potential or actual liabilities could materially impact the financial position, results of operations, or cash flows of the Company.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

12.    Stockholders' Equity
Stockholders' Equity Rollforward
The following tables provide a rollforward of stockholders' equity for the three and six months ended June 30, 2020 and 2019 (in thousands):

							AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	85,700,953	$86	(392,567)	$(144,256)	$12,696,433	$(4,168,469)	$(934,613)	$1,391,425	$8,840,606	$(224)	$8,840,382
Adjustment from adoption of new accounting standard update	—	—	—	—	—	—	—	(900)	(900)	—	(900)
Net income	—	—	—	—	—	—	—	118,792	118,792	165	118,957
Other comprehensive loss	—	—	—	—	—	—	(272,056)	—	(272,056)	(11)	(272,067)
Issuance of common stock and release of treasury stock for employee equity awards	405,550	—	50,594	16,958	13,432	—	—	—	30,390	—	30,390
Issuance of common stock under ATM Program	162,530	—	—	—	101,791	—	—	—	101,791	—	101,791
Dividend distribution on common stock, $2.66 per share	—	—	—	—	—	(227,387)	—	—	(227,387)	—	(227,387)
Settlement of accrued dividends on vested equity awards	—	—	—	—	109	(403)	—	—	(294)	—	(294)
Accrued dividends on unvested equity awards	—	—	—	—	—	(3,268)	—	—	(3,268)	—	(3,268)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	81,690	—	—	—	81,690	—	81,690
Balance as of March 31, 2020	86,269,033	86	(341,973)	(127,298)	12,893,455	(4,399,527)	(1,206,669)	1,509,317	8,669,364	(70)	8,669,294
Net income	—	—	—	—	—	—	—	133,304	133,304	46	133,350
Other comprehensive income	—	—	—	—	—	—	66,378	—	66,378	2	66,380
Issuance of common stock and release of treasury stock for employee equity awards	34,146	—	688	256	(256)	—	—	—	—	—	—
Issuance of common stock for equity offering	2,587,500	3			1,683,103				1,683,106		1,683,106
Dividend distribution on common stock, $2.66 per share	—	—	—	—	—	(235,334)	—	—	(235,334)	—	(235,334)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(44)	—	—	(44)	—	(44)
Accrued dividends on unvested equity awards	—	—	—	—	—	(4,136)	—	—	(4,136)	—	(4,136)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	75,642	—	—	—	75,642	—	75,642
Balance as of June 30, 2020	88,890,679	$89	(341,285)	$(127,042)	$14,651,944	$(4,639,041)	$(1,140,291)	$1,642,621	$10,388,280	$(22)	$10,388,258

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

					Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling interests	Total Stockholders' Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	81,119,117	$81	(396,859)	$(145,161)	$10,751,313	$(3,331,200)	$(945,702)	$889,948	$7,219,279	$—	$7,219,279
Adjustment from adoption of new accounting standard update	—	—	—	—	—	—	—	(5,973)	(5,973)	—	(5,973)
Net income (loss)	—	—	—	—	—	—	—	118,078	118,078	(331)	117,747
Other comprehensive income	—	—	—	—	—	—	3,337	—	3,337	7	3,344
Issuance of common stock and release of treasury stock for employee equity awards	360,464	—	1,706	360	27,233	—	—	—	27,593	—	27,593
Issuance of common stock for equity offering	2,985,575	3	—	—	1,213,431	—	—	—	1,213,434	—	1,213,434
Dividend distribution on common stock, $2.46 per share	—	—	—	—	—	(198,933)	—	—	(198,933)	—	(198,933)
Settlement of accrued dividends on vested equity awards	—	—	—	—	284	(387)	—	—	(103)	—	(103)
Accrued dividends on unvested equity awards	—	—	—	—	—	(2,395)	—	—	(2,395)	—	(2,395)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	50,795	—	—	—	50,795	—	50,795
Balance as of March 31, 2019	84,465,156	$84	(395,153)	$(144,801)	$12,043,056	$(3,532,915)	$(942,365)	$1,002,053	$8,425,112	$(324)	$8,424,788
Net income	—	—	—	—	—	—	—	143,527	143,527	325	143,852
Other comprehensive loss	—	—	—	—	—	—	(16,078)	—	(16,078)	(14)	(16,092)
Issuance of common stock and release of treasury stock for employee equity awards	26,435	—	359	76	(76)	—	—	—	—	—	—
Issuance of common stock under ATM Program	722,361	1	—	—	348,120	—	—	—	348,121	—	348,121
Dividend distribution on common stock, $2.46 per share	—	—	—	—	—	(207,949)	—	—	(207,949)	—	(207,949)
Settlement of accrued dividends on vested equity awards	—	—	—	—	12	(33)	—	—	(21)	—	(21)
Accrued dividends on unvested equity awards	—	—	—	—	—	(2,972)	—	—	(2,972)	—	(2,972)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	59,502	—	—	—	59,502	—	59,502
Balance as of June 30, 2019	85,213,952	85	(394,794)	(144,725)	12,450,614	(3,743,869)	(958,443)	1,145,580	8,749,242	(13)	8,749,229

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by components are as follows (in thousands):

	Balance as of December 31, 2019	Net Change	Balance as of June 30, 2020
Foreign currency translation adjustment ("CTA") loss	$(1,056,918)	$(232,497)	$(1,289,415)
Unrealized gain (loss) on cash flow hedges (1)	15,638	(21,124)	(5,486)
Net investment hedge CTA gain (1)	107,619	47,888	155,507
Net actuarial gain (loss) on defined benefit plans (2)	(952)	55	(897)
Accumulated other comprehensive loss attributable to Equinix	$(934,613)	$(205,678)	$(1,140,291)

(1)	Refer to Note 7 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income.

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

Changes in foreign currencies can have a significant impact to the Company's consolidated balance sheets (as evidenced above in the Company's foreign currency translation loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translated into more U.S. Dollars when the U.S. Dollar weakens or fewer U.S. Dollars when the U.S. Dollar strengthens. As of June 30, 2020, the U.S. Dollar was generally stronger relative to certain of the currencies of the foreign countries in which the Company operates as compared to December 31, 2019. This overall strengthening of the U.S. Dollar had an overall unfavorable impact on the Company's condensed consolidated financial position because the foreign denominations translated into fewer U.S. Dollars as evidenced by an increase in foreign currency translation loss for the six months ended June 30, 2020 as reflected in the above table. The volatility of the U.S. Dollar as compared to the other currencies in which the Company operates could have a significant impact on its condensed consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.
Common Stock
In March 2019, the Company issued and sold 2,985,575 shares of common stock in a public offering pursuant to a registration statement and a related prospectus and prospectus supplement. The Company received net proceeds of approximately $1,213.4 million, net of underwriting discounts, commissions and offering expenses.
In May 2020, the Company issued and sold 2,587,500 shares of common stock in a public offering pursuant to a registration statement and a related prospectus and prospectus supplement. The Company received net proceeds of approximately $1,683.1 million, net of underwriting discounts, commissions and offering expenses.
In December 2018, the Company launched an ATM program, under which it may offer and sell from time to time up to an aggregate of $750.0 million of its common stock in "at the market" transactions (the "ATM Program"). For the six months ended June 30, 2020, the Company sold 162,530 shares under the ATM Program, for approximately $101.8 million, net of payment of commissions to sales agents and other offering expenses. For the six months ended June 30, 2019, the Company sold 722,361 shares under the ATM program, for approximately $348.2 million, net of payment of commissions to sales agents and other offering expenses.
Stock-Based Compensation
For the six months ended June 30, 2020, the Compensation Committee and/or the Stock Award Committee of the Company's Board of Directors, as the case may be, approved the issuance of an aggregate of 680,543 shares of restricted stock units to certain employees, including executive officers. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $583.99 per share and a weighted-average requisite service period of 3.33 years. The valuation of restricted stock units with only a service condition or a service and performance condition require no significant assumptions as the fair value for these types of equity awards is based

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

solely on the fair value of the Company's stock price on the date of grant. The Company used revenues and adjusted funds from operations ("AFFO") per share as the performance measurements in the restricted stock units with both service and performance conditions that were granted in the six months ended June 30, 2020.
The Company uses a Monte Carlo simulation option-pricing model to determine the fair value of restricted stock units with a service and market condition. The Company used total shareholder return ("TSR") as the performance measurement in the restricted stock units with a service and market condition that were granted in the six months ended June 30, 2020. There were no significant changes in the assumptions used to determine the fair value of restricted stock units with a service and market condition that were granted in 2020 compared to the prior year.
The following table presents, by operating expense category, the Company's stock-based compensation expense recognized in the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues	$7,655	$6,500	$16,998	$11,512
Sales and marketing	18,215	15,157	36,760	28,458
General and administrative	49,974	39,862	102,652	70,572
Total	$75,844	$61,519	$156,410	$110,542

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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following tables present revenue information disaggregated by product lines and geographic areas (in thousands):

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$447,498	$381,144	$228,803	$1,057,445	$898,452	$743,474	$449,896	$2,091,822
Interconnection	153,387	50,904	45,140	249,431	304,316	99,445	87,811	491,572
Managed infrastructure	28,889	29,012	22,150	80,051	54,418	59,149	43,974	157,541
Other (1)	5,081	6,130	—	11,211	10,301	8,596	—	18,897
Recurring revenues	634,855	467,190	296,093	1,398,138	1,267,487	910,664	581,681	2,759,832
Non-recurring revenues	26,564	20,900	24,519	71,983	55,837	56,335	42,659	154,831
Total	$661,419	$488,090	$320,612	$1,470,121	$1,323,324	$966,999	$624,340	$2,914,663

(1) Includes some leasing and hedging activities.

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$444,086	$347,795	$213,734	$1,005,615	$884,067	$678,920	$423,399	$1,986,386
Interconnection	142,460	38,614	37,957	219,031	281,023	76,139	74,653	431,815
Managed infrastructure	22,908	28,397	22,467	73,772	44,695	57,485	44,387	146,567
Other (1)	5,352	2,275	—	7,627	11,331	4,774	—	16,105
Recurring revenues	614,806	417,081	274,158	1,306,045	1,221,116	817,318	542,439	2,580,873
Non-recurring revenues	29,614	32,774	16,544	78,932	67,670	67,197	32,455	167,322
Total	$644,420	$449,855	$290,702	$1,384,977	$1,288,786	$884,515	$574,894	$2,748,195

(1) Includes some leasing and hedging activities.
No single customer accounted for 10% or greater of the Company's accounts receivable or revenues for the three and six months ended June 30, 2020 and 2019.
The Company defines adjusted EBITDA as income from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain or loss on asset sales as presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Adjusted EBITDA:
Americas	$302,107	$309,052	$595,720	$616,890
EMEA	243,597	209,645	473,755	408,717
Asia-Pacific	174,337	158,313	334,776	311,558
Total adjusted EBITDA	720,041	677,010	1,404,251	1,337,165
Depreciation, amortization and accretion expense	(348,434)	(320,550)	(685,865)	(635,255)
Stock-based compensation expense	(75,844)	(61,519)	(156,410)	(110,542)
Impairment charges	—	(386)	—	(14,834)
Transaction costs	(13,617)	(2,774)	(25,147)	(5,245)
Gain (loss) on asset sales	342	—	(857)	—
Income from operations	$282,488	$291,781	$535,972	$571,289

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company also provides the following additional segment disclosures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Depreciation and amortization:
Americas	$180,934	$167,244	$352,008	$334,014
EMEA	93,012	87,980	185,386	172,145
Asia-Pacific	74,647	64,000	147,068	126,243
Total	$348,593	$319,224	$684,462	$632,402
Capital expenditures:
Americas	$181,913	$173,623	$366,314	$318,118
EMEA	197,264	170,851	319,392	335,206
Asia-Pacific	102,771	99,697	197,183	154,814
Total	$481,948	$444,171	$882,889	$808,138

The Company's long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, located in the following geographic areas as of (in thousands):

	June 30, 2020	December 31, 2019
Americas	$5,649,000	$5,400,287
EMEA	4,321,446	4,051,701
Asia-Pacific	2,693,381	2,700,609
Total Property, plant and equipment, net	$12,663,827	$12,152,597

Americas	$368,959	$387,598
EMEA	498,334	521,129
Asia-Pacific	528,808	566,640
Total Operating lease right-of-use assets	$1,396,101	$1,475,367

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

14.    Subsequent Events
On July 7, 2020, the Company used a portion of the net cash proceeds from the 2025, 2027, 2030, and 2050 Notes, as described in Note 10, to fund the redemption of all of the outstanding €750.0 million 2.875% Senior Notes due 2024 and $1.1 billion 5.875% Senior Notes due 2026. In connection with the redemption, the Company incurred $93.5 million of loss on debt extinguishment, including $77.8 million in redemption premium that was paid in cash and $15.7 million related to the write-off of unamortized debt issuance costs.
On July 29, 2020, the Company declared a quarterly cash dividend of $2.66 per share, which is payable on September 23, 2020 to the Company's common stockholders of record as of the close of business on August 19, 2020.

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
Overview
Equinix provides a global, vendor-neutral data center, interconnection and edge services platform with offerings that aim to enable our customers to reach everywhere, interconnect everyone and integrate everything. Global enterprises, service providers and business ecosystems of industry partners rely on Equinix IBX data centers and expertise around the world for the safe housing of their critical IT equipment and to protect and connect the world's most valued information assets. They also look to Platform Equinix® for the ability to directly and securely interconnect to the networks, clouds and content that enable today's information-driven global digital economy. Recent Equinix IBX data center openings and acquisitions, as well as xScale data center investments, have expanded our total global footprint to 214 IBX and xScale data centers across 56 markets around the world. Equinix offers the following solutions:

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
The cabinet utilization rate represents the percentage of cabinet space billed versus total cabinet capacity, which is used to measure how efficiently we are managing our cabinet capacity. Our cabinet utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. Our cabinet utilization rates were approximately 79% and 81%, respectively, as of June 30, 2020 and 2019. Excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our cabinet utilization rate would have increased to approximately 81% as of June 30, 2020. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.
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
Revenue:
Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during the past three years, more than 80% of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. Our largest customer accounted for approximately 3% of our recurring revenues for both the three and six months ended June 30, 2020 and 2019. Our 50 largest customers accounted for approximately 39% of our recurring revenues for both the three and six months ended June 30, 2020 and 2019.
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
Taxation as a REIT
We elected to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with our 2015 taxable year. As of June 30, 2020, our REIT structure included all of our data center operations in the U.S., Canada, Mexico, Japan, Singapore and the data center operations in EMEA with the exception of Bulgaria, the United Arab Emirates, and the data center operations outside Amsterdam in the Netherlands. Our data center operations in other jurisdictions are operated as taxable REIT subsidiaries ("TRSs"). We included our interest in the EMEA Joint Venture in our REIT structure.
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
On each of March 18, 2020, and June 17, 2020 we paid a quarterly cash dividend of $2.66 per share. On July 29, 2020, we declared a quarterly cash dividend of $2.66 per share, payable on September 23, 2020, to our common stockholders of record as of the close of business on August 19, 2020. We expect the amount of all of our 2020 quarterly distributions and other applicable distributions to equal or exceed our REIT taxable income to be recognized in 2020.
The Impact of COVID-19 on Our Results and Operations
In December 2019, a novel strain of coronavirus, referred to as Coronavirus disease 2019, or COVID-19, emerged. On February 29, 2020, the World Health Organization (WHO) raised the COVID-19 threat from high to very high, and on March 11, 2020, the WHO characterized COVID-19 as a global pandemic. The global pandemic and the efforts implemented to address the pandemic, including the issuance of “shelter-in-place” orders and social distancing guidelines, have impacted major economic and financial markets globally.
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

All of our corporate offices were closed as a result of the pandemic and we instructed our non-IBX employees across the globe to work from home until further notice. Recently, we have announced a phased plan for return-to-office for non-IBX attached sites and will open offices as local conditions allow. Additionally, we have decided to continue to limit employee travel and have made the decision to either postpone or virtualize all global events through January 2021.
We are experiencing some construction delays, however, to date, the construction delays and additional costs are insignificant relative to the overall project duration and budget. All equipment for construction projects which are scheduled to be placed in service in 2020 has been ordered, and is currently being manufactured or delivered. We are actively monitoring our vendors and suppliers to evaluate any anticipated changes in equipment availability or delivery timetables. We have redundancies built into our supply chain of vendors and, to the best of our ability, we keep a stock of critical items on site to ensure repairs can be completed. At this time, we have not observed any significant disruption to our IBX data center operations due to supply chain impacts from COVID-19.
During the three and six months ended June 30, 2020, the COVID-19 pandemic did not have a material impact on our results of operations. The majority of our revenue is derived from large companies across a diverse set of industries. Customers operating in sectors more drastically impacted by the COVID-19 pandemic, such as retail, travel, and energy, made up an insignificant percentage of our revenue. During the six months ended June 30, 2020, we booked an insignificant revenue reserve due to the COVID-19 impact. Smart Hands service revenues declined during the six months ended June 30, 2020, as we waived Smart Hands service fees from the affected customers in certain circumstances. We assessed realized and potential credit deterioration of our customers due to changes in the macroeconomic environment, considered the potential for payment term revision requests, and increased our allowance for doubtful accounts for accounts receivable by $6.3 million for the six months ended June 30, 2020. We also incurred one-time cash bonuses and compensation expense of $8.6 million for our IBX employees and other employees to support their work-from-home requirements during the six months ended June 30, 2020. We have seen some travel expense savings during the first half of 2020 and expect to see a significant reduction for the rest of this year resulting from travel restrictions imposed in response to the COVID-19 pandemic.
Looking ahead, the full impact of the COVID-19 pandemic on our financial condition or results of operations remains uncertain and will depend on a number of factors, including the progression of the COVID-19 pandemic, governmental response, impact on our customers and vendors, the timing of recovery and global financial markets. Our past results may not be indicative of our future performance and historical trends may differ materially.
For additional details regarding the impacts and risks to our business from the COVID-19 pandemic, refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A. Risk Factors included elsewhere in this Quarterly Report on Form 10-Q.
2020 Highlights:

•	In January, we redeemed the remaining $343.7 million principal amount of the 5.375% Senior Notes due 2022. See Note 10 within the Condensed Consolidated Financial Statements.

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

•
In March 2020, we borrowed a total of $250.0 million under our Revolving Facility. In May, we repaid the $250.0 million outstanding under our Revolving Facility. As of June 30, 2020, the amount available to borrow under the Revolving Facility was approximately $1.9 billion. See Note 10 within the Condensed Consolidated Financial Statements.

•
In April, we entered into a credit agreement which provides for senior unsecured 364-day term loan facilities in an aggregate principal amount of $750.0 million. On April 15, 2020, we borrowed $391.0 million, as well as €100.0 million or $109.8 million at the exchange rate in effect on that date. In May and June, we repaid all amounts outstanding under the 364-day term loan facilities. See Note 10 within the Condensed Consolidated Financial Statements.

•
In April, we entered into an agreement to form a second joint venture in the form of a limited liability partnership with GIC to develop and operate xScale data centers in Asia-Pacific. Upon closing, GIC will contribute cash in exchange for an 80% partnership interest in the Asia-Pacific Joint Venture. We agreed to sell three development sites in Japan, Osaka 2, Tokyo 12, and Tokyo 14, to the Asia-Pacific Joint Venture in exchange for a 20% partnership interest in the Asia-Pacific Joint Venture and cash proceeds. The assets and liabilities of these data center facilities, which are currently included within our Asia-Pacific operating segment, were classified as held for sale as of June 30, 2020. The transaction is expected to close in the fourth quarter of 2020, pending regulatory approval and other closing conditions. See Note 5 within the Condensed Consolidated Financial Statements.

•
In May 2020, we issued and sold 2,587,500 shares of common stock in a public offering for net proceeds of approximately $1,683.1 million, after deducting underwriting discounts, commissions and offering expenses. See Note 12 within the Condensed Consolidated Financial Statements.

•
In May 2020, we entered into an agreement to purchase a portfolio of 13 data center sites, representing 25 data centers, across Canada from BCE Inc. ("Bell") for approximately $750.0 million in an all-cash transaction (the "Bell Acquisition"). The Bell Acquisition is expected to close in the fourth quarter of 2020, subject to customary closing conditions including regulatory approval. See Note 4 within the Condensed Consolidated Financial Statements.

•
In June, we issued $2.6 billion in Senior Notes due 2025, 2027, 2030 and 2050. In July, using a portion of the proceeds, we redeemed all of our outstanding €750.0 million 2.875% Senior Notes due 2024 and $1.1 billion 5.875% Senior Notes due 2026. See Note 10 and Note 14 within the Consolidated Financial Statements.

•
During the six months ended June 30, 2020, we sold 162,530 shares under our "at-the-market" stock offering program (the "ATM Program") for approximately $101.8 million in proceeds, net of payment of commissions to sales agents and other offering expenses. See Note 12 within the Condensed Consolidated Financial Statements.

Results of Operations
Our results of operations for the three and six months ended June 30, 2020 include the results of operations from the acquisitions of Packet Host, Inc. from March 2, 2020 and three data centers in Mexico from Axtel S.A.B. de C.V. from January 8, 2020.
In order to provide a framework for assessing our performance excluding the impact of foreign currency fluctuations, we supplement the year-over-year actual change in operating results with comparative changes on a constant currency basis. Presenting constant currency results of operations is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for further discussion.

Three Months Ended June 30, 2020 and 2019
Revenues. Our revenues for the three months ended June 30, 2020 and 2019 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three Months Ended June 30,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas:
Recurring revenues	$634,855	43%	$614,806	44%	3%	5%
Non-recurring revenues	26,564	2%	29,614	2%	(10)%	(9)%
	661,419	45%	644,420	46%	3%	5%
EMEA:
Recurring revenues	467,190	32%	417,081	30%	12%	15%
Non-recurring revenues	20,900	1%	32,774	3%	(36)%	(35)%
	488,090	33%	449,855	33%	8%	11%
Asia-Pacific:
Recurring revenues	296,093	20%	274,158	20%	8%	10%
Non-recurring revenues	24,519	2%	16,544	1%	48%	49%
	320,612	22%	290,702	21%	10%	12%
Total:
Recurring revenues	1,398,138	95%	1,306,045	94%	7%	9%
Non-recurring revenues	71,983	5%	78,932	6%	(9)%	(8)%
	$1,470,121	100%	$1,384,977	100%	6%	8%
Revenues
(dollars in thousands)
Americas Revenues. During the three months ended June 30, 2020, Americas revenue increased by 3% (5% on a constant currency basis). Growth in Americas revenues was primarily due to:

•	approximately $13.3 million of incremental revenues from the Packet and Axtel acquisitions;

•	$8.7 million of incremental revenues generated from our recently-opened IBX data centers or IBX data center expansions;
The increase was partially offset by lower non-recurring revenues primarily related to our Smart Hands products as during the three months ended June 30, 2020, we waived certain Smart Hands service fees from the affected customers in order to restrict visits to our IBX facilities during the COVID-19 pandemic.
EMEA Revenues.  During the three months ended June 30, 2020, EMEA revenue increased by 8% (11% on a constant currency basis). Growth in EMEA revenues was primarily due to:

•	approximately $11.3 million of incremental revenues generated from our recently-opened IBX data centers or IBX data center expansions; and

•	an increase in orders from both our existing customers and new customers during the period.
The increase was partially offset by lower non-recurring revenues, primarily due to decreases in Equinix Infrastructure Service ("EIS") products sales.
Asia-Pacific Revenues.  During the three months ended June 30, 2020, Asia-Pacific revenue increased by 10% (12% on a constant currency basis). Growth in Asia-Pacific revenue was primarily due to:

•	approximately $14.6 million of incremental revenues generated from our recently-opened IBX data centers or IBX data center expansions;

•	higher non-recurring revenues, primarily due to increases in EIS products sales; and

•	an increase in orders from both our existing customers and new customers during the period.
Cost of Revenues. Our cost of revenues for the three months ended June 30, 2020 and 2019 were split among the following geographic regions (dollars in thousands):

	Three Months Ended June 30,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas	$302,874	41%	$287,065	41%	6%	8%
EMEA	258,552	35%	251,876	36%	3%	5%
Asia-Pacific	177,918	24%	159,238	23%	12%	13%
Total	$739,344	100%	$698,179	100%	6%	8%
Cost of Revenues
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the three months ended June 30, 2020, Americas cost of revenues increased by 6% (8% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:

•	approximately $9.3 million of incremental cost of revenues from the Packet and Axtel acquisitions;

•	$2.4 million of higher utilities costs driven by increased utility usage to support IBX data center expansions and utility price increases; and

•	$1.8 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
EMEA Cost of Revenues. During the three months ended June 30, 2020, EMEA cost of revenues increased by 3% (5% on a constant currency basis). The increase in our EMEA cost of revenues was primarily due to:

•	$7.5 million of higher depreciation expenses driven by IBX data center expansions in London and Frankfurt;

•	$4.6 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth;

•
$5.6 million of higher consulting services and office expense, primarily due to the timing of spending and additional spending on personal protective equipment for our IBX employees in response to the COVID-19 pandemic; and

•	$1.7 million of higher rent and facilities costs and repairs and maintenance expense.
This increase was partially offset by:

•	$8.3 million of lower other expenses due to legal claims from subcontractors as a result of a general contractor bankruptcy during the three months ended June 30, 2019; and

•	$4.5 million of lower costs incurred related to decreased EIS revenues, primarily in the Netherlands, Spain and United Kingdom.
Asia-Pacific Cost of Revenues. During the three months ended June 30, 2020, Asia-Pacific cost of revenues increased by 12% (13% on a constant currency basis). The increase in our Asia-Pacific cost of revenues was primarily due to:

•	$10.6 million of higher depreciation expense, primarily from IBX data center expansions in Singapore, Japan, and Australia;

•	$3.7 million of higher utilities costs and rent and facility costs, primarily driven by expansions and higher utility usage in Hong Kong and Japan; and

•	$6.0 million of higher costs from increased EIS revenues, primarily in Japan and Australia.
We expect Americas, EMEA and Asia-Pacific cost of revenues to increase as we continue to grow our business, including from the impact of acquisitions.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended June 30, 2020 and 2019 were split among the following geographic regions (dollars in thousands):

	Three Months Ended June 30,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas	$110,788	62%	$97,596	61%	14%	15%
EMEA	41,686	24%	39,711	25%	5%	7%
Asia-Pacific	25,650	14%	21,894	14%	17%	19%
Total	$178,124	100%	$159,201	100%	12%	13%
Sales and Marketing Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. During the three months ended June 30, 2020, Americas sales and marketing expenses increased by 14% (15% on a constant currency basis). The increase in our Americas sales and marketing expenses was primarily due to:

•
$9.3 million of higher compensation costs, including sales compensation, salaries and stock-based compensation, primarily due to additional compensation expenses incurred related to our recent acquisitions and overall headcount growth; and

•	$2.5 million of higher depreciation and amortization expense, primarily due to intangible assets acquired from Packet and Axtel.
EMEA Sales and Marketing Expenses.  Our EMEA sales and marketing expense did not materially change during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expense increased by 17% (19% on a constant currency basis) during the three months ended June 30, 2020. The increase in our Asia-Pacific sales and marketing expenses was primarily due to:

•	$2.2 million increase of higher compensation costs, including sales compensation, salaries, and stock-based compensation due to headcount growth.
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

General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2020 and 2019 were split among the following geographic regions (dollars in thousands):

	Three Months Ended June 30,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas	$184,180	72%	$160,997	69%	14%	15%
EMEA	49,448	19%	48,085	21%	3%	5%
Asia-Pacific	23,262	9%	23,574	10%	(1)%	1%
Total	$256,890	100%	$232,656	100%	10%	12%
 General and Administrative Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the three months ended June 30, 2020, Americas general and administrative expenses increased by 14% (15% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily due to:

•
$11.9 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to additional compensation expenses incurred related to our recent acquisitions, higher payroll taxes and overall headcount growth;

•	$8.3 million of higher depreciation expense associated with the implementation of certain systems to support the integration and growth of our business;

•	$3.0 million of higher office expenses due to additional software and support services; and

•	$2.5 million of higher consulting expenses in support of our business growth.
The increase was partially offset by lower travel and entertainment expenses resulting from travel restrictions imposed in response to the COVID-19 pandemic.
EMEA General and Administrative Expenses. Our EMEA general and administrative expenses did not materially change during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.
Asia-Pacific General and Administrative Expenses. Our Asia-Pacific general and administrative expenses did not materially change during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.
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
Transaction Costs. During the three months ended June 30, 2020, we recorded transaction costs of $13.6 million, primarily related to costs incurred in connection with the formation of the Asia-Pacific Joint Venture. During the three months ended June 30, 2019, we did not record a significant amount of transaction costs.
Impairment Charge. During the three months ended June 30, 2020, we did not record any impairment charges. During the three months ended June 30, 2019, we did not record a significant amount of impairment charges.
Gain or Loss on Asset Sales. During the three months ended June 30, 2020, we did not record a significant amount of gain on asset sales. During the three months ended June 30, 2019, we did not record any gain or loss on asset sales.
Income from Operations. Our income from operations for the three months ended June 30, 2020 and 2019 was split among the following geographic regions (dollars in thousands):

	Three Months Ended June 30,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas	$58,423	21%	$99,195	34%	(41)%	(37)%
EMEA	138,154	49%	106,555	37%	30%	35%
Asia-Pacific	85,911	30%	86,031	29%	—%	3%
Total	$282,488	100%	$291,781	100%	(3)%	—%
Americas Income from Operations. During the three months ended June 30, 2020, Americas income from operations decreased by 41% (37% on a constant currency basis). The decrease in our Americas income from operations was primarily due to higher operating expenses as a percentage of revenues. Namely, a large increase in general and administrative expenses was primarily driven by higher compensation costs, which were in part related to the Packet and Axtel acquisitions, along with higher office, consulting and depreciation expenses.
EMEA Income from Operations. During the three months ended June 30, 2020, EMEA income from operations increased by 30% (35% on a constant currency basis). The increase in our EMEA income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above, as well as lower operating expenses as a percentage of revenues.
Asia-Pacific Income from Operations. Our Asia-Pacific income from operations did not materially change during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.
Interest Income. Interest income was $1.7 million and $7.8 million, respectively, for the three months ended June 30, 2020 and 2019. The average annualized yield for the three months ended June 30, 2020 was 0.22% versus 1.89% for the three months ended June 30, 2019.
Interest Expense. Interest expense decreased to $108.5 million for the three months ended June 30, 2020 from $120.5 million for the three months ended June 30, 2019, primarily attributable to the tender and redemption of the 5.375% Senior Notes due 2022, 5.375% Senior Notes due 2023, and 5.750% Senior Notes due 2025, partially offset by the issuance of the 2.625% Senior Notes due 2024, 2.900% Senior Notes due 2026 and 3.200% Senior Notes due 2029. During the three months ended June 30, 2020 and 2019, we capitalized $6.9 million and $5.9 million, respectively, of interest expense to construction in progress.
Other Income. We recorded net other income of $4.3 million and $12.2 million, respectively, for the three months ended June 30, 2020 and 2019. Other income is primarily comprised of foreign currency exchange gains and losses during the periods.
Loss on Debt Extinguishment. We did not record a significant amount of loss on debt extinguishment during the three months ended June 30, 2020 and did not record any loss on debt extinguishment during the three months ended June 30, 2019.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal and state income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2020 and December 31, 2019, respectively. As such, other than tax on built-in-gains recognized and foreign withholding taxes, as applicable, no provision for U.S. federal income taxes for the REIT and QRSs has been included in the accompanying condensed consolidated financial statements for the three months ended June 30, 2020 and 2019.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that may otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the three months ended June 30, 2020 and 2019.
For the three months ended June 30, 2020 and 2019, we recorded $44.8 million and $47.3 million of income tax expense, respectively. Our effective tax rates were 25.1% and 24.8% for the three months ended June 30, 2020 and 2019, respectively.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to income or loss from operations. Our adjusted EBITDA for the three months ended June 30, 2020 and 2019 was split among the following geographic regions (dollars in thousands):

	Three Months Ended June 30,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas	$302,107	42%	$309,052	46%	(2)%	—%
EMEA	243,597	34%	209,645	31%	16%	19%
Asia-Pacific	174,337	24%	158,313	23%	10%	12%
Total	$720,041	100%	$677,010	100%	6%	9%
Americas Adjusted EBITDA. During the three months ended June 30, 2020, Americas adjusted EBITDA decreased by 2% (0% on a constant currency basis). The decrease in our Americas adjusted EBITDA was primarily due to the increase in cash compensation expenses, consulting expenses and office expenses.
EMEA Adjusted EBITDA. During the three months ended June 30, 2020, EMEA adjusted EBITDA increased by 16% (19% on a constant currency basis). The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above, as well as lower operating expenses as a percentage of revenues.
Asia-Pacific Adjusted EBITDA. During the three months ended June 30, 2020, Asia-Pacific adjusted EBITDA increased by 10% (12% on a constant currency basis). The increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above, as well as lower operating expenses as a percentage of revenues.

Six Months Ended June 30, 2020 and 2019
Revenues. Our revenues for the six months ended June 30, 2020 and 2019 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Six Months Ended June 30,				% Change
	2020	%	2019	%	Actual	Constant Currency (1)
Americas:
Recurring revenues	$1,267,487	43%	$1,221,116	44%	4%	5%
Non-recurring revenues	55,837	3%	67,670	3%	(17)%	(16)%
	1,323,324	46%	1,288,786	47%	3%	4%
EMEA:
Recurring revenues	910,664	31%	817,318	30%	11%	13%
Non-recurring revenues	56,335	2%	67,197	2%	(16)%	(14)%
	966,999	33%	884,515	32%	9%	11%
Asia-Pacific:
Recurring revenues	581,681	20%	542,439	20%	7%	9%
Non-recurring revenues	42,659	1%	32,455	1%	31%	33%
	624,340	21%	574,894	21%	9%	10%
Total:
Recurring revenues	2,759,832	94%	2,580,873	94%	7%	9%
Non-recurring revenues	154,831	6%	167,322	6%	(7)%	(6)%
	$2,914,663	100%	$2,748,195	100%	6%	8%

(1)	As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.

Revenues
(dollars in thousands)
Americas Revenues. During the six months ended June 30, 2020, Americas revenue increased by 3% (4% on a constant currency basis). Growth in Americas revenues was primarily due to:

•	approximately $21.5 million of incremental revenues from the Packet and Axtel acquisitions; and

•	$15.0 million of incremental revenues generated from our recently-opened IBX data centers or IBX data center expansions.
The increase was partially offset by lower non-recurring revenues, primarily due to decreases in EIS products sales and lower revenues from Smart Hands products as during the six months ended June 30, 2020, we waived certain Smart Hands service fees from the affected customers in order to restrict visits to our IBX facilities during the COVID-19 pandemic.
EMEA Revenues. During the six months ended June 30, 2020, EMEA revenue increased by 9% (11% on a constant currency basis). Growth in EMEA revenues was primarily due to:

•	approximately $28.6 million of incremental revenues generated from our recently-opened IBX data centers or IBX data center expansions;

•	an increase in orders from both our existing customers and new customers during the period; and

•	a net increase of $12.2 million of realized cash flow hedge gains from foreign currency forward contracts.
The increase was partially offset by lower non-recurring revenues, primarily due to decreases in EIS products sales and lower revenues from Smart Hands products as during the six months ended June 30, 2020, we waived certain Smart Hands service fees from the affected customers in order to restrict visits to our IBX facilities during the COVID-19 pandemic.
Asia-Pacific Revenues. During the six months ended June 30, 2020, Asia-Pacific revenue increased by 9% (10% on a constant currency basis). Growth in Asia-Pacific revenue was primarily due to:

•	approximately $19.0 million of incremental revenues generated from our recently-opened IBX data centers or IBX data center expansions;

•	higher non-recurring revenues, primarily due to increases in EIS products sales; and

•	an increase in orders from both our existing customers and new customers during the period.

Cost of Revenues. Our cost of revenues for the six months ended June 30, 2020 and 2019 were split among the following geographic regions (dollars in thousands):

	Six Months Ended June 30,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas	$597,986	41%	$572,724	41%	4%	6%
EMEA	526,214	36%	494,330	36%	6%	8%
Asia-Pacific	351,426	23%	313,155	23%	12%	14%
Total	$1,475,626	100%	$1,380,209	100%	7%	9%
Cost of Revenues
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the six months ended June 30, 2020, Americas cost of revenues increased by 4% (6% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:

•	approximately $17.9 million of incremental cost of revenues from the Packet and Axtel acquisitions;

•
$7.9 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth and additional bonuses paid to IBX employees for supporting our business during the COVID-19 pandemic; and

•	$2.9 million of higher utilities cost driven by IBX data center expansions.
This increase was partially offset by:

•	$3.6 million of lower costs related to decreased EIS revenues, primarily in the U.S.
EMEA Cost of Revenues. During the six months ended June 30, 2020, EMEA cost of revenues increased by 6% (8% on a constant currency basis). The increase in our EMEA cost of revenues was primarily due to:

•	$18.3 million of higher depreciation expenses driven by IBX data center expansions in London and Frankfurt;

•
$11.2 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth and additional bonuses to IBX employees for supporting our business during the COVID-19 pandemic;

•
$7.8 million of higher consulting services and office expense, primarily due to the timing of spending and additional spending on personal protective equipment for our IBX employees in response to the COVID-19 pandemic;

•	$6.3 million of higher utilities costs driven by increased utility usage to support IBX data center expansions and utility price increases, primarily in Germany; and

•	$5.6 million of higher rent and facilities costs and repairs and maintenance expense.

This increase was partially offset by:

•	$8.8 million of net decrease in other cost of revenue, primarily due to lower costs related to decreased EIS revenues in Germany, United Kingdom, Spain, the Netherlands, and Sweden; and

•	$8.3 million of lower other expenses due to legal claims from subcontractors as a result of a general contractor bankruptcy during the six months ended June 30, 2019.
Asia-Pacific Cost of Revenues. During the six months ended June 30, 2020, Asia-Pacific cost of revenues increased by 12% (14% on a constant currency basis). The increase in our Asia-Pacific cost of revenues was primarily due to:

•	$21.0 million of higher depreciation expense, primarily from IBX data center expansions in Singapore, Japan and Australia;

•	$7.6 million of higher utilities costs and rent and facility costs, primarily driven by expansions and higher utility usage in Hong Kong, Singapore, and Japan;

•
$4.1 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth and additional bonuses to IBX employees for supporting our business during the COVID-19 pandemic.; and

•	$5.4 million of higher costs from increased EIS revenues, primarily in Japan.
We expect Americas, EMEA and Asia-Pacific cost of revenues to increase as we continue to grow our business, including from the impacts of acquisitions.
Sales and Marketing Expenses. Our sales and marketing expenses for the six months ended June 30, 2020 and 2019 were split among the following geographic regions (dollars in thousands):

	Six Months Ended June 30,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas	$224,070	62%	$202,634	62%	11%	11%
EMEA	84,661	24%	80,913	24%	5%	6%
Asia-Pacific	49,843	14%	45,369	14%	10%	12%
Total	$358,574	100%	$328,916	100%	9%	10%
Sales and Marketing Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. During the six months ended June 30, 2020, Americas sales and marketing expenses increased by 11% (and also 11% on a constant currency basis). The increase in our Americas sales and marketing expenses was primarily due to:

•
$16.0 million of higher compensation costs, including sales compensation, salaries and stock-based compensation, primarily due to additional stock-based compensation expenses incurred related to the Packet acquisition and headcount growth; and

•	$3.4 million of higher advertising and promotions expenses.
This increase was partially offset by lower travel and entertainment expenses resulting from travel restrictions imposed in response to the COVID-19 pandemic.
EMEA Sales and Marketing Expenses. During the six months ended June 30, 2020, EMEA sales and marketing expenses increased by 5% (6% on a constant currency basis). The increase in our Americas sales and marketing expenses was primarily due to:

•	$5.2 million of higher compensation costs, including sales compensation, salaries, and stock-based compensation due to headcount growth;

•	$3.7 million of higher bad debt expense, primarily driven by the impacts of the COVID-19 pandemic.
This increase was partially offset by $3.8 million of lower amortization expense driven by certain intangibles being fully amortized in the current year.
Asia-Pacific Sales and Marketing Expenses. During the six months ended June 30, 2020, Asia-Pacific sales and marketing expenses increased by 10% (6% on a constant currency basis). The increase in our Asia-Pacific sales and marketing expenses was primarily due to:

•	$3.6 million increase of higher compensation costs, including sales compensation, salaries, and stock-based compensation due to headcount growth.
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
General and Administrative Expenses. Our general and administrative expenses for the six months ended June 30, 2020 and 2019 were split among the following geographic regions (dollars in thousands):

	Six Months Ended June 30,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas	$378,206	73%	$308,135	69%	23%	24%
EMEA	91,304	18%	93,427	21%	(2)%	(2)%
Asia-Pacific	48,977	9%	46,140	10%	6%	8%
Total	$518,487	100%	$447,702	100%	16%	17%

 General and Administrative Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the six months ended June 30, 2020, Americas general and administrative expenses increased by 23% (24% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily due to:

•
$41.0 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to additional stock-based compensation expense incurred related to the Packet acquisition, higher payroll taxes, higher corporate bonus payment and overall headcount growth;

•	$8.6 million of higher consulting expenses in support of our business growth;

•	$7.4 million of higher office expenses due to additional software and support services; and

•	$11.7 million of higher depreciation expense associated with the implementation of certain systems to support the integration and growth of our business.
EMEA General and Administrative Expenses. During the six months ended June 30, 2020, EMEA general and administrative expenses decreased by 2% (and also 2% on a constant currency basis). The decrease in our EMEA general and administrative expenses was primarily due to:

•	$6.3 million of lower other operating expenses, primarily due to the favorable determination of a legal claim during the six months ended June 30, 2020; and

•	$2.2 million of lower travel and consulting expense resulting from travel restrictions imposed in response to the COVID-19 pandemic.
This decrease was partially offset by:

•	$6.4 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
Asia-Pacific General and Administrative Expenses. During the six months ended June 30, 2020, Asia-Pacific general and administrative expenses increased by 6% (8% on a constant currency basis). The increase in our Asia-Pacific general and administrative expense was primarily due to:

•	$2.3 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
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

Transaction costs. During the six months ended June 30, 2020, we recorded transaction costs totaling $25.1 million, primarily related to costs incurred in connection with the Packet and Axtel acquisitions and formation of the Asia Pacific Joint Venture. During the six months ended June 30, 2019, we recorded transaction costs totaling $5.2 million, primarily related to costs incurred in connection with the formation of the EMEA Joint Venture.
Impairment Charge. During the six months ended June 30, 2020, we did not record any impairment charges During the six months ended June 30, 2019, we recorded impairment charges of $14.8 million in the Americas region primarily as a result of the fair value adjustment for the New York 12 data center, which was classified as a held for sale asset.
Gain or Loss on Asset Sales. During the six months ended June 30, 2020, we did not record a significant amount of loss on asset sales. During the six months ended June 30, 2019, we did not record any gain or loss on asset sales.
Income from Operations. Our income from operations for the six months ended June 30, 2020 and 2019 was split among the following geographic regions (dollars in thousands):

	Six Months Ended June 30,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas	$105,731	20%	$189,206	33%	(44)%	(41)%
EMEA	264,158	49%	211,562	37%	25%	27%
Asia-Pacific	166,083	31%	170,521	30%	(3)%	—%
Total	$535,972	100%	$571,289	100%	(6)%	(5)%
Americas Income from Operations. During the six months ended June 30, 2020, Americas income from operations decreased by 44% (41% on a constant currency basis). The decrease in our Americas income from operations was primarily due to higher operating expenses as a percentage of revenues. Namely, a large increase in general and administrative expenses was primarily driven by higher compensation costs and consulting expenses, which were in part related to the Packet and Axtel acquisitions, along with higher office expenses and depreciation expense.
EMEA Income from Operations. During the six months ended June 30, 2020, EMEA income from operations increased by 25% (27% on a constant currency basis). The increase in our EMEA income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above, as well as lower operating expenses as a percentage of revenues.
Asia-Pacific Income from Operations. During the six months ended June 30, 2020, Asia-Pacific income from operations decreased by 3% (0% on a constant currency basis). The decrease in our Asia-Pacific income from operations was primarily due to higher cost of revenues as a percentage of revenue, primarily due to an increase in depreciation expense, rent and facility costs, and utilities costs due to IBX expansion activity.
Interest Income. Interest income was $6.0 million and $12.0 million, respectively, for the six months ended June 30, 2020 and 2019. The average annualized yield for the six months ended June 30, 2020 was 0.67% versus 1.69% for the six months ended June 30, 2019.
Interest Expense. Interest expense decreased to $215.8 million for the six months ended June 30, 2020 from $243.4 million for the six months ended June 30, 2019, primarily attributable to the tender and redemption of the 5.375% Senior Notes due 2022, 5.375% Senior Notes due 2023, and 5.750% Senior Notes due 2025, partially offset by the issuance of the 2.625% Senior Notes due 2024, 2.900% Senior Notes due 2026 and 3.200% Senior Notes due 2029. We capitalized $12.9 million and $15.8 million of interest expense to construction in progress for the six months ended June 30, 2020 and 2019, respectively.
Other Income. We recorded net other income of $9.4 million and $12.0 million, respectively, for the six months ended June 30, 2020 and June 30, 2019, which was primarily due to foreign currency exchange gains and losses, net of the impact from derivative instruments used to manage foreign exchange risks.
Loss on debt extinguishment. We recorded loss on debt extinguishment of $8.3 million during the six months ended June 30, 2020, due to the redemption of the remaining balance of the 5.375% Senior Notes due 2022 and termination of 364-day term loan facilities. During the six months ended June 30, 2019, we did not record a significant amount of loss on debt extinguishment.

Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal and state income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2020 and December 31, 2019, respectively. As such, other than tax on built-in-gains recognized and foreign withholding taxes, as applicable, no provision for U.S. federal income taxes for the REIT and QRSs has been included in the accompanying condensed consolidated financial statements for the six months ended June 30, 2020 and 2019.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that may otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the six months ended June 30, 2020 and 2019.
For the six months ended June 30, 2020 and 2019, we recorded $74.9 million and $89.9 million of income tax expense, respectively. Our effective tax rates were 22.9% and 25.6%, for the six months ended June 30, 2020 and 2019, respectively.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to income or loss from operations. Our adjusted EBITDA for the six months ended June 30, 2020 and 2019 was split among the following geographic regions (dollars in thousands):

	Six Months Ended June 30,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas	$595,720	42%	$616,890	46%	(3)%	(2)%
EMEA	473,755	34%	408,717	31%	16%	18%
Asia-Pacific	334,776	24%	311,558	23%	7%	10%
Total	$1,404,251	100%	$1,337,165	100%	5%	7%
Americas Adjusted EBITDA. During the six months ended June 30, 2020, Americas adjusted EBITDA decreased by 3% (2% on a constant currency basis). The decrease in our Americas adjusted EBITDA was primarily due to the increase in cash compensation expenses, consulting expenses and office expenses.
EMEA Adjusted EBITDA. During the six months ended June 30, 2020, EMEA adjusted EBITDA increased by 16% (18% on a constant currency basis). The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above, as well as a decrease in general and administrative expense.
Asia-Pacific Adjusted EBITDA. During the six months ended June 30, 2020, Asia-Pacific adjusted EBITDA increased by 7% (10% on a constant currency basis). The increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above.
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
Adjusted EBITDA
We define adjusted EBITDA as income from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales as presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income from operations	$282,488	$291,781	$535,972	$571,289
Depreciation, amortization, and accretion expense	348,434	320,550	685,865	635,255
Stock-based compensation expense	75,844	61,519	156,410	110,542
Transaction costs	13,617	2,774	25,147	5,245
Impairment charges	—	386	—	14,834
(Gain) loss on asset sales	(342)	—	857	—
Adjusted EBITDA	$720,041	$677,010	$1,404,251	$1,337,165

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

Our FFO and AFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$133,350	$143,852	$252,307	$261,599
Net (income) loss attributable to non-controlling interests	(46)	(325)	(211)	6
Net income attributable to Equinix	133,304	143,527	252,096	261,605
Adjustments:
Real estate depreciation	222,613	209,103	444,400	414,752
Loss on disposition of real estate property	376	343	2,882	2,689
Adjustments for FFO from unconsolidated joint ventures	653	—	1,322	—
FFO attributable to common shareholders	$356,946	$352,973	$700,700	$679,046

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
FFO attributable to common shareholders	$356,946	$352,973	$700,700	$679,046
Adjustments:
Installation revenue adjustment	3,649	1,492	168	2,521
Straight-line rent expense adjustment	2,395	2,300	4,201	4,678
Contract cost adjustment	(5,307)	(12,348)	(15,741)	(19,126)
Amortization of deferred financing costs and debt discounts and premiums	4,444	3,238	7,904	6,233
Stock-based compensation expense	75,844	61,519	156,410	110,542
Non-real estate depreciation expense	76,618	60,904	142,209	118,898
Amortization expense	49,362	49,217	97,853	98,752
Accretion expense	(159)	1,326	1,403	2,853
Recurring capital expenditures	(29,996)	(36,726)	(47,864)	(57,673)
Loss on debt extinguishment	1,868	—	8,309	382
Transaction costs	13,617	2,774	25,147	5,245
Impairment charges	—	386	—	14,834
Income tax expense adjustment	8,070	10,592	10,903	18,582
Adjustments for AFFO from unconsolidated joint ventures	442	—	896	—
AFFO attributable to common shareholders	$557,793	$497,647	$1,092,498	$985,767
Our AFFO results have improved due to the improved operating results discussed earlier in "Results of Operations," as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in "Overview."

Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies. During the three and six months ended June 30, 2020 as compared to the same period in 2019, the U.S. dollar was stronger relative to the Brazilian real, Euro, British Pound, Singapore dollar and Australian dollar, which resulted in an unfavorable foreign currency impact on revenue, operating income and adjusted EBITDA, and a favorable foreign currency impact on operating expenses. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Our constant currency presentation excludes the impact of our foreign currency cash flow hedging activities. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the six months ended June 30, 2019 are used as exchange rates for the six months ended June 30, 2020 when comparing the six months ended June 30, 2020 with the six months ended June 30, 2019).
Liquidity and Capital Resources
As of June 30, 2020, our total indebtedness was comprised of debt and financing obligations totaling $14.2 billion consisting of:

•	$11.1 billion of principal from our senior notes;

•	Approximately $1,760.8 million from our finance lease liabilities; and

•	$1,297.6 million of principal from our mortgage and loans payable (gross of debt issuance cost, debt discount, plus mortgage premium).
During the six months ended June 30, 2020, we completed the following significant financing activities:

•	Issued and sold 162,530 shares of common stock under our ATM Program, for proceeds of approximately $101.8 million, net of payment of commissions and other offering expenses;

•	Borrowed and repaid $250.0 million under our revolving credit facility; and

•	Redeemed the remaining $343.7 million principal amount of our 5.375% Senior Notes due 2022.

•	Issued and sold 2,587,500 shares of common stock for net proceeds of approximately $1,683.1 million;

•
Borrowed and repaid $391.0 million as well as €100.0 million or $109.8 million at the exchange rate in effect on the date of borrowing under the 364-day term loan facilities, which were also terminated in June 2020; and

•
Issued $500.0 million of 1.250% Senior Notes due 2025, $500.0 million of $1.800% Senior Notes due 2027, $1.1 billion of 2.150% of Senior Notes due 2030 and $500.0 million of $3.000% Senior Notes due 2050.

As of June 30, 2020, we had $4.8 billion of cash, cash equivalents and short-term investments. After giving effect to the redemption of €750.0 million of 2.875% Senior Notes due 2024 and $1.1 billion of 5.875% of Senior Notes due 2026 on July 8, 2020, our cash, cash equivalents and short-term investments would have been approximately $2.7 billion. In addition to our cash and investment portfolio, we had approximately $1.9 billion of additional liquidity available to us from our $2.0 billion revolving facility, $197.5 million of shares of our common stock available for sale under our ATM Program and general access to both public and private debt and equity capital markets. We expect to enter into a new “at-the-market” stock offering program once we have sold all shares available under our current ATM Program.
Customer collections are our primary source of cash, in addition to any further financing activity we may pursue. We believe we have a strong customer base and have continued to experience relatively strong collections.
We believe we have sufficient cash, coupled with anticipated cash generated from operating activities and external financing sources, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, distribution of dividends and completion of our publicly-announced acquisition and expansion projects. We also believe that our financial resources will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners.
As we continue to grow, we may pursue additional expansion opportunities, primarily the build out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions and joint ventures. We may elect to access the equity or debt markets from time to time opportunistically, particularly if financing is available on attractive terms. We will continue to evaluate our financial position in light of future developments, particularly those relating to the COVID-19 pandemic.
Sources and Uses of Cash

	Six Months Ended June 30,
	2020	2019
	(dollars in thousands)
Net cash provided by operating activities	$1,091,516	$964,064
Net cash used in investing activities	(1,483,985)	(901,559)
Net cash provided by financing activities	3,325,873	946,772
Operating Activities
Cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary use of cash from our operating activities includes compensation and related costs, interest payments, other general corporate expenditures and taxes. Net cash provided by operating activities increased from the six months ended June 30, 2019 to the six months ended June 30, 2020 primarily due to improved operating results offset by increases in cash paid for cost of revenues, operating expenses and income taxes.
Investing Activities
The net cash used in investing activities for the six months ended June 30, 2020 was primarily due to capital expenditures of $882.9 million as a result of our expansion activity, purchases of real estate of $82.6 million, business acquisitions of Packet and Axtel for $478.2 million, and purchases of investments of $52.4 million, partially offset by proceeds from sales of investments of $12.1 million. The net cash used in investing activities for the six months ended June 30, 2019 was primarily due to capital expenditures of $808.1 million as a result of our expansion activity, purchases of real estate of $47.4 million, the AM11 data center acquisition of $34.1 million, and purchases of certificates of deposit of $20.8 million, partially offset by proceeds from sales of investments of $8.9 million.
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
Financing Activities
The net cash used in financing activities for the six months ended June 30, 2020 was primarily due to:

•	the issuance of $2.6 billion in Senior Notes due 2025, 2027, 2030, and 2050;

•	the sale and issuance of 2,587,500 shares of common stock in a public offering for net proceeds of approximately $1,683.1 million;

•	borrowings under the revolving credit facility of $250.0 million and the 364-Day term loan facilities of $500.8 million;

•	the sale of 162,530 shares of common stock under the ATM Program, for net proceeds of $101.8 million; and

•	proceeds from the employee stock purchase plan of $30.4 million.
The proceeds were offset by:

•	dividend distributions of $469.5 million;

•	the repayment of senior notes of $493.7 million;

•	repayments of finance lease liabilities of $42.7 million;

•	repayments of mortgage and loans payable of $789.2 million; and

•	debt issuance costs paid of $26.3 million.
The net cash provided by financing activities for the six months ended June 30, 2019 was primarily due to:

•	the sale of 2,985,575 shares of common stock in a public equity offering for net proceeds of approximately $1,213.4 million;

•	the sale of 722,361 shares of common stock under the ATM Program, for net proceeds of $348.2 million; and

•	proceeds from employee awards of $27.6 million.
The proceeds were partially offset by:

•	dividend distributions of $413.1 million;

•	the repayment of senior notes of $150.0 million;

•	repayments of finance lease liabilities of $43.1 million; and

•	repayments of mortgage and loans payable of $36.2 million.
Contractual Obligations and Off-Balance-Sheet Arrangements
We lease a majority of our IBX data centers and certain equipment under long-term lease agreements. The following represents our debt maturities, financings, leases and other contractual commitments as of June 30, 2020 (in thousands):

	2020 (6 months remaining)	2021	2022	2023	2024	Thereafter	Total
Term loans and other loans payable (1)	$37,922	$75,580	$1,148,837	$6,510	$6,031	$22,685	$1,297,565
Senior notes (1)	2,092,775	150,000	—	—	1,000,000	7,897,400	11,140,175
Interest (2)	164,875	294,775	286,012	268,853	268,663	1,042,869	2,326,047
Finance leases (3)	95,454	205,435	202,461	197,071	194,842	1,975,440	2,870,703
Operating leases (3)	87,527	192,368	184,049	168,561	156,627	1,094,015	1,883,147
Other contractual commitments (4)	1,164,651	527,237	122,688	57,029	40,821	304,884	2,217,310
Asset retirement obligations (5)	1,728	4,110	13,081	5,618	7,139	73,380	105,056
	$3,644,932	$1,449,505	$1,957,128	$703,642	$1,674,123	$12,410,673	$21,840,003

(1)	Represents principal and unamortized mortgage premium only.

(2)
Represents interest on mortgage payable, loans payable, senior notes and term loans based on their respective interest rates as of June 30, 2020, as well as the credit facility fee for the revolving credit facility.

(3)	Represents lease payments under finance and operating lease arrangements, including renewal options that are certain to be exercised.

(4)	Represents off-balance sheet arrangements. Other contractual commitments are described below.

(5)	Represents liability, net of future accretion expense.
In connection with certain of our leases and other contracts requiring deposits, we entered into 43 irrevocable letters of credit totaling $72.4 million under the revolving credit facility. These letters of credit were provided in lieu of cash deposits under certain lease obligations. If beneficiaries of the letters of credit were to draw down on these letters of credit triggered by an event of default under the lease, we would be required to fund these letters of credit either through cash collateral or borrowing under the revolving credit facility. These contingent commitments are not reflected in the table above.
We had accrued liabilities related to uncertain tax positions totaling approximately $144.5 million as of June 30, 2020. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.
As of June 30, 2020, we were contractually committed for $1,073.1 million of unaccrued capital expenditures, primarily for IBX data center equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2020 and thereafter, is reflected in the table above as "other contractual commitments."
We had other non-capital purchase commitments in place as of June 30, 2020, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2020 and beyond. Such other purchase commitments as of June 30, 2020, which total $1,144.2 million, are also reflected in the table above as "other contractual commitments."
In connection with the EMEA Joint Venture which closed in October 2019, we agreed to make future equity contributions to the EMEA Joint Venture. As of June 30, 2020, we had future equity contribution commitments of €12.3 million and £10.3 million, or $26.5 million in total at the exchange rate in effect on June 30, 2020, to fund the EMEA Joint Venture’s future development over the next 3 years, which are not reflected in the table above.
Additionally, we entered into lease agreements in various locations for total lease commitments of approximately $705.6 million, excluding potential lease renewals. These lease agreements will commence between fiscal years 2020 and 2022 with lease terms of 1 to 49 years, which are not reflected in the table above.
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
Market Risk
There have been no significant changes to our exposure management and procedures in relation to our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the six months ended June 30, 2020 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2019, other than factors discussed below.
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
We have entered into various foreign currency debt obligations. As of June 30, 2020, the total principal amount of foreign currency debt obligations was $4.3 billion, including $3.1 billion denominated in Euro, $549.7 million denominated in British Pound, $401.8 million denominated in Japanese Yen and $266.8 million denominated in Swedish Krona. As of June 30, 2020, we have designated $3.5 billion of the total principal amount of foreign currency debt obligations as net investment hedges against our net investments in foreign subsidiaries. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge are recorded as a component of other comprehensive income (loss) in the consolidated balance sheets. Fluctuations in the exchange rates between these foreign currencies and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the foreign currency debt obligations at maturity. If the U.S. Dollar would have been weaker or stronger by 10% in comparison to these foreign currencies as of June 30, 2020, we estimate our obligation to cash settle the principal of these foreign currency debt obligations in U.S. Dollars would have increased or decreased by approximately $478.7 million and $391.7 million, respectively.
We also entered into cross-currency interest rate swaps where we receive a fixed amount of U.S. Dollars and pay a fixed amount of Euros. As of June 30, 2020, U.S. Dollar to Euro cross-currency interest rate swap contracts with a total notional amount of $1,597.0 million were outstanding. The cross-currency interest rate swaps are designated as hedges of our net investment in European operations and changes in the fair value of these swaps are recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheet. If the U.S. Dollar weakened or strengthened by 10% in comparison to Euro, we estimate our obligation to cash settle these hedges would have increased or decreased by approximately $195.9 million and $160.3 million, respectively.
The U.S. Dollar strengthened relative to certain of the currencies of the foreign countries in which we operate during the six months ended June 30, 2020. This has impacted our condensed consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. Dollar will continue to impact us in future periods.
With the existing cash flow hedges in place, a hypothetical additional 10% strengthening of the U.S. Dollar for the six months ended June 30, 2020 would have resulted in a reduction of our revenues and operating expenses including depreciation and amortization expense by approximately $82.0 million and $80.4 million, respectively.
With the existing cash flow hedges in place, a hypothetical additional 10% weakening of the U.S. Dollar for the six months ended June 30, 2020 would have resulted in an increase of our revenues and operating expenses including depreciation and amortization expense by approximately $100.1 million and $94.8 million, respectively.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate increase or decrease in current interest rates from their position as of June 30, 2020 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations. However, the interest expense associated with our senior credit facility and term loans that bear interest at variable rates could be affected. For every 100-basis point increase or decrease in interest rates, our annual interest expense could increase by approximately $10.9 million or decrease by approximately $0.8 million based on the total balance of our term loan borrowings as of June 30, 2020. As of June 30, 2020, we had not employed any interest rate derivative products to hedge our variable rate debt obligations. However, we may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.
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
(b) Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have continuously monitored our global operations as the COVID-19 pandemic has spread across the globe and have implemented procedures focusing on the health and safety of our employees, customers, partners and communities, the continuity of our business offerings and compliance with governmental regulations and local public health guidance and ordinances. We have activated our business continuity and pandemic plans and while our business operations have continued without interruption and our IBX data centers have remained fully operational to date, we cannot guarantee our business operations or our IBX data centers will not be negatively impacted in the future. Our IBX data centers have been designated “essential businesses” or “critical infrastructure” for purposes of remaining open during the COVID-19 pandemic in all of the jurisdictions that have published these exemptions but not all jurisdictions have created such designations. Any change in these classifications could cause operational disruptions or closures of the affected IBX data centers.
We have implemented processes to limit and schedule access to certain IBX data centers as well as implemented social distancing and hygiene protocols in response to the growing number of suspected and confirmed COVID-19 cases. These proactive actions we have taken or may take in the future and any restrictions imposed by the government could result in business delays, operational disruption and customer dissatisfaction. Employee illnesses resulting from the pandemic could result in further inefficiencies or delays and a suspected or confirmed case in an IBX data center could require temporary closure of the affected IBX data center for cleaning. Any closure of an IBX data center or limitation of customer access could cause customer dissatisfaction if customers are unable to access their equipment within the IBX data center. We also have service level agreements which could be affected if we are required to close an IBX data center for any reason.

Preventative measures instituted by governments and businesses to mitigate the spread of COVID-19, including travel restrictions, social distancing requirements, shelter in place orders, and quarantines, have negatively impacted the global economy and may adversely impact us, our customers and vendors. Some of our customers have been negatively impacted by the COVID-19 pandemic which could affect our revenues. Certain customers have requested revised payment terms and more customers could potentially request such terms. If such an increase in requests for revised payment terms occurs, some delays in accounts receivable collection would result. A prolonged economic downturn could result in a larger customer churn than we currently anticipate and reduced demand for our products and services, in which case our revenues could be significantly impacted. Given the uncertainty around the duration and extent of the COVID-19 pandemic, we cannot accurately predict at this time how the pandemic will affect our business growth over time.
We do not expect the current construction delays we are experiencing to have a material effect on the company at this time, but additional supply disruptions because of the COVID-19 pandemic could occur and cause construction delays that are significant in the future. Significant construction delays would interfere with our ability to meet commitments to customers who have contracted for space in new IBX data centers under construction and could have a material impact on our business. While we have received "essential business" permits for construction in some jurisdictions, these classifications may not extend to the construction of new IBX data centers in all of our jurisdictions. We are also reliant on third party construction labor to build and expand our IBX data centers, to which we may not have access due to the COVID-19 pandemic. We rely on materials, products and manufacturing from regions of the world which are impacted by the pandemic. It may not be possible to find replacement products or supplies and ongoing delays could affect our business and growth.
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
Adverse global economic conditions like the ones we are currently experiencing because of the COVID-19 pandemic and uncertain conditions in the credit markets have created, and in the future may increase risk to our financial outlook. The uncertain global economy could also result in material churn in our customer base, reductions in revenues from our offerings, longer sales cycles, slower adoption of new technologies and increased price competition, which could adversely affect our liquidity. Customers and vendors filing for bankruptcy could also lead to costly and time-intensive actions with adverse effects, including greater difficulty or delay in accounts receivable collection. The uncertain economic environment could also have an impact on our foreign exchange forward contracts if our counterparties' credit deteriorates or if they are otherwise unable to perform their obligations. Finally, volatility in the financial markets like we are currently experiencing could affect our ability to access the capital markets at a time when we desire, or need, to do so which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.
Our construction of additional new IBX data centers or IBX data center expansions could involve significant risks to our business.
In order to sustain our growth in certain of our existing and new markets, we may have to expand an existing data center, lease a new facility or acquire suitable land, with or without structures, to build new IBX data centers from the ground up. Expansions or new builds are currently underway, or being contemplated, in many of our markets. These construction projects expose us to many risks which could have an adverse effect on our operating results and financial condition. As described above, the COVID-19 pandemic has exacerbated many of these construction risks and has created additional risks for our business. Some of the risks associated with construction projects include:

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
Construction projects are dependent on permitting from public agencies and utility companies. Any delay in permitting could affect our growth. We are currently experiencing permitting delays in most metros due to reduced production from labor availability and from other COVID-19 pandemic related permitting restrictions or stoppages. While we don't currently anticipate any material long-term negative impact to our business because of these construction delays, these types of delays and stoppages related to permitting from public agencies and utility companies could worsen and have an adverse effect on our bookings, revenue or growth.
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
Over the last several years, we have completed numerous acquisitions, including most recently that of three data centers from Axtel S.A.B. de C.V. in Mexico in January 2020 and Packet Host, Inc. in March 2020. We expect to make additional acquisitions in the future, which may include (i) acquisitions of businesses, products, solutions or technologies that we believe to be complementary, (ii) acquisitions of new IBX data centers or real estate for development of new IBX data centers; (iii) acquisitions through investments in local data center operators; or (iv) acquisitions in new markets with higher risk profiles. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, including:

•
the possible disruption of our ongoing business and diversion of management's attention by acquisition, transition and integration activities, particularly when multiple acquisitions and integrations are occurring at the same time;

•	our potential inability to successfully pursue or realize some or all of the anticipated revenue opportunities associated with an acquisition or investment;

•	the possibility that we may not be able to successfully integrate acquired businesses, or businesses in which we invest, or achieve anticipated operating efficiencies or cost savings;

•	the possibility that announced acquisitions may not be completed, due to failure to satisfy the conditions to closing as a result of:

•	an injunction, law or order that makes unlawful the consummation of the acquisition;

•	inaccuracy or breach of the representations and warranties of, or the non-compliance with covenants by, either party;

•	the nonreceipt of closing documents; or

•	for other reasons;

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

•
the possibility that we receive limited or incorrect information about the acquired business in the diligence process, particularly in light of the travel bans and other restrictions imposed due to COVID-19; and

•
the possibility that we do not have full visibility into customer agreements and customer termination rights during the diligence process which could expose us to additional liabilities after completing the acquisition.

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
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of June 30, 2020, our total indebtedness (gross of debt issuance cost, debt discount, and debt premium) was approximately $14.2 billion, our stockholders' equity was $10.4 billion and our cash, cash equivalents, and investments totaled $4.8 billion. In addition, as of June 30, 2020, we had approximately $1.9 billion of additional liquidity available to us from our $2.0 billion revolving credit facility. On July 7, 2020, we redeemed the remaining €750.0 million principal amount of the 2.875% Senior Notes due 2024 and $1.1 billion principle amount of the 5.875% Senior Notes due 2026. In addition to our substantial debt, we lease many of our IBX data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of June 30, 2020, we recorded operating lease liabilities of $1.4 billion, which represents our obligation to make lease payments under those lease arrangements.
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
Geo-political events, such as the COVID-19 pandemic, Brexit, political unrest in Hong Kong, and the trade war between the U.S. and China, may increase the likelihood of the listed risks to occur. With respect to Brexit, it is possible that the level of economic activity in the United Kingdom and the rest of Europe will be adversely impacted and that we will face increased regulatory and legal complexities in these regions which could have an adverse impact on our business and employees in EMEA and could adversely affect our financial condition and results of operations. In addition, compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include the General Data Protection Regulation (GDPR) and other data privacy laws and requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, economic and trade sanctions, U.S. laws such as the

Foreign Corrupt Practices Act and local laws which also prohibit corrupt payments to governmental officials. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our offerings in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and operating results. Our success depends, in part, on our ability to anticipate and address these risks and manage these difficulties.
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
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. We have established our ATM Program through which we may, from time to time, issue and sell shares of our common stock to or through sales agents up to established limits. By the end of the second quarter of 2020, we had $197.5 million of shares of our common stock available for sale under our ATM Program. We expect to enter into a new “at-the-market” stock offering program once we have sold all shares available under our current ATM Program, which could lead to additional dilution for our stockholders. We may also seek authorization to sell additional shares of common stock under the ATM Program or through other means which could lead to additional dilution for our stockholders. Please see Note 12 within the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for sales of our common stock under the ATM Program.
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
We are a U.S. company with global subsidiaries and are subject to income and other taxes in the U.S. (although currently limited due to our taxation as a REIT) and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income and other taxes. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no certainty that additional taxes will not be due upon audit of our tax returns or as a result of changes to the tax laws and interpretations thereof. For example, we are currently undergoing audits and appealing the tentative assessments in a number of jurisdictions where we operate. The final results of these audits and the outcomes of the appeals are uncertain and may not be resolved in our favor. Additionally, the COVID-19 pandemic has led to increased spending by many governments. Because of this, there could be pressure to increase taxes in the future to pay back debts and generate revenues. The nature and timing of any future changes to each jurisdiction's tax laws and the impact on our future tax liabilities because of the COVID-19 pandemic or for any other reason cannot be predicted with any accuracy but could materially and adversely impact our results of operations and financial position or cash flows.
We may be vulnerable to security breaches which could disrupt our operations and have a material adverse effect on our financial performance and operating results.
We face risks associated with unauthorized access to our computer systems, loss or destruction of data, computer viruses, ransomware, malware, distributed denial-of-service attacks or other malicious activities. These threats may result from human error, equipment failure or fraud or malice on the part of employees or third parties. A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate either our proprietary information or the personal information of our customers or our employees, or cause interruptions or malfunctions in our operations or our customers' operations. As we provide assurances to our customers that we provide a high level of security, such a compromise could be particularly harmful to our brand and reputation. We may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security. As techniques used to breach security change frequently and are generally not recognized until launched against a target, we may not be able to promptly detect that a cyber breach has occurred, or implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. Similarly, because of the COVID-19 pandemic, our non-IBX employees are working from home and could potentially be exposed to new security risks or attempted breaches because of these new work environments. Any breaches that may occur could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, damage relating to loss of proprietary information, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and operating results. We maintain insurance coverage for cyber risks, but such coverage may be unavailable or insufficient to cover our losses.
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
The COVID-19 pandemic is expected have a material effect on many aspects of the economy, but the extent of its impact on Equinix is difficult to predict at this time. We continue to evolve our forecasting models as the situation unfolds but if our predictions are inaccurate and our results differ materially from our forecasts, we could make inappropriate financial decisions. Additionally, inaccuracies in our models could adversely impact our compliance with REIT asset tests, future profitability, stock price and/or stockholder confidence.
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
Our IBX data centers are affected by problems accessing electricity sources, such as planned or unplanned power outages and limitations on transmission or distribution. Unplanned power outages, including, but not limited to those relating to large storms, earthquakes, fires, tsunamis, cyberattacks and planned power outages by public utilities such as those related to Pacific Gas and Electric Company's ("PG&E") planned outages in California to minimize fire risks, could harm our customers and our business. While our offices are closed because of the COVID-19 pandemic, our employees in California may be subjected to planned power outages at home which could be difficult to track and could affect our day to day operations of our non-IBX employees. Our international operations are sometimes located outside of developed, reliable electricity markets, where we are exposed to some insecurity in supply associated with technical and regulatory problems, as well as transmission constraints. Some of our IBX data centers are located in leased buildings where, depending upon the lease requirements and number of tenants involved, we may or may not control some or all of the infrastructure including generators and fuel tanks. As a result, in the event of a power outage, we may be dependent upon the landlord, as well as the utility company, to restore the power. We attempt to limit our exposure to system downtime by using backup generators and alternative power supplies, but these measures may not always prevent downtime, which can adversely affect customer experience and revenues.
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
We recently announced our Joint Ventures with GIC and are also in discussions with a targeted set of hyperscale customers to develop capacity to serve their larger footprint needs by leveraging existing capacity and dedicated hyperscale builds. We have announced our intention to seek additional joint venture partners for certain of our hyperscale builds. There can be no assurances that our joint ventures will be successful or that we find additional partners or that we are able to successfully meet the needs of these customers.
We also recently acquired Packet Host, Inc., a bare metal automation company to facilitate a new product offering for Equinix. While we believe this new product offering will be desirable to our customers and will complement our other offerings on Platform Equinix, we cannot guarantee the success of this product or any other new product offering. Our company has not historically offered hardware solutions, and this is a new market area for us which can bring challenges and could harm our business if not executed in the time or manner that we expect.
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
As of June 30, 2020, our retained earnings were $1,642.6 million. Although we have generated net income for each fiscal year since 2008, except for the year ended December 31, 2014, we are currently investing heavily in our future growth through the build out of multiple additional IBX data centers, expansions of IBX data centers and acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as transaction costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover the additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing, we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
We paid quarterly distributions in March and June of 2020 and have declared a quarterly distribution to be paid on September 23, 2020. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for U.S. federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the creation of reserves or required debt service or amortization payments.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/2015	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/2015	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/2015	2.3

2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	12/6/2016	2.1

2.5	Amendment No. 1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	10-K	12/31/2016	2.5

2.6	Amendment No.2 to the Transaction Agreement, dated April 30, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	5/1/2017	2.1

2.7	Amendment No.3 to the Transaction Agreement, dated June 29, 2018, by and between Verizon Communications Inc. and Equinix, Inc.	10-Q	8/8/2018	2.7

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/2002	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/14/2011	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/11/2013	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	3/29/2016	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association as trustee.	8-K	11/20/2014	4.1

4.3	Third Supplemental Indenture, dated as of December 4, 2015, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	12/4/2015	4.2

4.4	Form of 5.875% Senior Note due 2026 (see Exhibit 4.3).

4.5	Fourth Supplemental Indenture, dated as of March 22, 2017 between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/22/2017	4.2

4.6	Form of 5.375% Senior Notes due 2027 (see Exhibit 4.5).

4.7	Fifth Supplemental Indenture, dated as of September 20, 2017 among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent.	8-K	9/20/2017	4.2

4.80	Form of 2.875% Senior Notes due 2025 (see Exhibit 4.7).

4.09	Indenture, dated as of December 12, 2017, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	12/5/2017	4.1

4.10	Supplemental Indenture, dated as of December 12, 2017, among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent.	8-K	12/5/2017	4.2

4.11	Form of 2.875% Senior Notes due 2026 (see Exhibit 4.10).

4.12	Second Supplemental Indenture, dated as of March 14, 2018, among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent.	8-K	3/14/2018	4.2

4.13	Form of 2.875% Senior Notes due 2024 (see Exhibit 4.12).

4.14	Third Supplemental Indenture, dated as of April 2, 2018, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	4/3/2018	4.2

4.15	Form of 5.00% Senior Notes due April 2020 (see Exhibit 4.14).

4.16	Form of 5.00% Senior Notes due October 2020 (see Exhibit 4.14).

4.17	Form of 5.00% Senior Notes due April 2021 (see Exhibit 4.14).

4.18	Fourth Supplemental Indenture, dated as of November 18,2019, among Equinix, Inc and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.2

4.19	Form of 2.625% Senior Notes due 2024 (See Exhibit 4.18).

4.20	Fifth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.4

4.21	Form of 2.900% Senior Notes due 2026 (See Exhibit 4.20).

4.22	Sixth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.6

4.23	Form of 3.200% Senior Notes due 2029 (See Exhibit 4.22)	8-K	6/22/2020

4.24	Seventh Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	6/22/2020	4.2

4.25	Form of 1.250% Senior Note due 2025 (See Exhibit 4.24)	8-K	6/22/2020	4.3

4.26	Eighth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	6/22/2020	4.4

4.27	Form of 1.800% Senior Note due 2027 (See Exhibit 4.26)	8-K	6/22/2020	4.5

4.28	Ninth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	6/22/2020	4.6

4.29	Form of 2.150% Senior Note due 2030 (see Exhibit 4.28)	8-K	6/22/2020	4.7

4.30	Tenth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	6/22/2020	4.8

4.31	Form of 3.000% Senior Note due 2050 (See Exhibit 4.30)	8-K	6/22/2020	4.9

4.32	Form of Registrant's Common Stock Certificate.	10-K	12/31/2014	4.13

4.33	Description of Securities.	10-K	12/31/2019	4.31

10.1**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.2**	2000 Equity Incentive Plan, as amended.	10-K	12/31/2016	10.2

10.3**	2000 Director Option Plan, as amended.	10-K	12/31/2016	10.3

10.4**	2001 Supplemental Stock Plan, as amended.	10-K	12/31/2016	10.4

10.5**	2020 Equity Incentive Plan	DEF14A	4/27/2020	Appendix A

10.6**	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	10-Q	6/30/2014	10.5

10.7**	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company	2/5/2007	10.9

10.8**	Repatriation Agreement by and between Equinix, Inc. and Eric Schwartz dated June 5.	10-Q	6/30/2019	10.17

10.9**	2018 Form of Revenue/AFFO Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2018	10.31

10.10**	2018 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2018	10.32

10.11**	2018 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2018	10.33

10.12**	2019 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2019	10.29

10.13**	2019 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2019	10.30

10.14**	2019 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2019	10.31

10.15**	2020 Equinix, Inc. Annual Incentive Plan.	10-Q	3/31/2020	10.18

10.16**	2020 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2020	10.19

10.17**	2020 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2020	10.20

10.18**	2020 Form of Time-Based Restricted Stock Agreement for Executives.	10-Q	3/31/2020	10.21

10.19	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014.	10-Q	9/30/2014	10.67

10.20	Share Purchase Agreement with Digital Realty Trust, L.P., relating to the sale and purchase of shares in TelecityGroup UK LON Limited, Telecity Netherlands AMS01 AMS04 BV, Equinix Real Estate (TCY AMS04) B.V. and TelecityGroup Germany Fra2 GmbH, dated May 14, 2016.	10-Q	6/30/2016	10.55

10.21	Credit Agreement dated as of December 12, 2017 among Equinix, Inc. as Borrower, The Guarantors Parties (defined therein), Bank of America, N.A., as Administrative Agent, Lender and L/C issuer, Barclays Bank PLS, Goldman Sachs Bank USA, HSBC Securities (USA) Inc. ING Capital LLC, TD Securities (USA) LLC, and Wells Fargo Bank, National Association as Co-Documentation Agents, the Other Lenders Party (defined therein) and Bank of America, N.A., Citibank, N.A., JPMorgan Chase Bank, N.A., MUFG, and RBC Capital Markets as Joint Lead Arrangers and Joint Book Runners.	10-K	12/31/2017	10.40

10.22	Consent and First Amendment to Credit Agreement, dated as of June 28, 2018 by and among Equinix, Inc. as Borrower, the Guarantors (defined therein), the Lenders (as such term is defined in the Credit Agreement referred to therein), and BANK OF AMERICA, N.A., as Administrative Agent.	10-Q	8/8/2018	10.35

10.23	Second Amendment to Credit Agreement, dated as of July 26, 2018, by and between Equinix, Inc. as Borrower, the financial institutions defined therein, MUFG Bank, Ltd., as Technical Agent and Bank of America, N.A. as Administrative Agent, under that certain Credit Agreement dated December 12, 2017.	10-Q	8/8/2018	10.36

10.24	Third Amendment to Credit Agreement, dated as of April 26, 2019, by and among Equinix, Inc., Delaware corporation ("Equinix" or the "Borrower"), each "Lender" (as such term is defined in the Credit Agreement referred to therein) party hereto, and BANK OF AMERICA, N.A., as Administrative Agent, under that certain Credit Agreement dated December 12, 2017.	10-Q	6/30/2019	10.34

10.25
Credit Agreement dated April 15, 2020, by and among Equinix, as borrower, a syndicate of financial institutions, as lenders, MUFG Bank, Ltd.as administrative agent, and MUFG Union Bank, N.A., Sumitomo, Mitsui Banking Corporation, TD Securities (USA) LLC and Mizuho Bank, Ltd., as joint lead arrangers.
					X

10.26**	Relocation Letter Agreement by and between Equinix, Inc. and Charles Meyers dated October 12, 2018.	10-K	2/22/2019	10.37

10.27**	Change in Control Severance Agreement between Equinix, Inc and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.25

10.28**	Change in Control Severance Agreement between Equinix, Inc and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.26

10.29**	Change in Control Severance Agreement between Equinix, Inc and Karl Strohmeyer dated October 3, 2019.	10-Q	9/30/2019	10.27

10.30**	Change in Control Severance Agreement between Equinix, Inc and Peter Van Camp dated October 3, 2019.	10-Q	9/30/2019	10.28

10.31**	Change in Control Severance Agreement between Equinix, Inc and Charles Meyers dated October 4, 2019.	10-Q	9/30/2019	10.29

10.32**	Change in Control Severance Agreement between Equinix, Inc and Eric Schwartz dated October 3, 2019.	10-Q	9/30/2019	10.30

10.33**	Change in Control Severance Agreement between Equinix, Inc and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.31

10.34**	Change in Control Severance Agreement between Equinix, Inc and Sara Baack dated October 3, 2019.	10-Q	9/30/2019	10.32

10.35**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Sara Baack dated October 3, 2019.	10-Q	9/30/2019	10.33

10.36**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Charles Meyers dated October 4, 2019.	10-Q	9/30/2019	10.34

10.37**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Eric Schwartz dated October 3, 2019.	10-Q	9/30/2019	10.35

10.38**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.36

10.39**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.37

10.40**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.38

10.41**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Karl Strohmeyer dated October 3, 2019.	10-Q	9/30/2019	10.39

10.42**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Peter Van Camp dated October 3, 2019.	10-Q	9/30/2019	10.40

21.1	Subsidiaries of Equinix, Inc.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

EQUINIX, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.
Date: July 31, 2020
	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.25
Credit Agreement dated April 15, 2020, by and among Equinix, as borrower, a syndicate of financial institutions, as lenders, MUFG Bank, Ltd.as administrative agent, and MUFG Union Bank, N.A., Sumitomo, Mitsui Banking Corporation, TD Securities (USA) LLC and Mizuho Bank, Ltd., as joint lead arrangers.

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