Form 10-Q
period 2020-09-30
EQUINIX INC
filed 2020-10-30
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares outstanding of the registrant's Common Stock as of October 29, 2020 was 89,101,721.

EQUINIX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
EQUINIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,645,045	$1,869,577
Short-term investments	14,186	10,362
Accounts receivable, net of allowance for doubtful accounts of $15,429 and $13,026	705,509	689,134
Other current assets	384,364	302,880
Assets held for sale	294,924	663
Total current assets	4,044,028	2,872,616
Property, plant and equipment, net	13,110,554	12,152,597
Operating lease right-of-use assets	1,436,337	1,475,367
Goodwill	5,125,230	4,781,858
Intangible assets, net	2,047,122	2,102,389
Other assets	673,443	580,788
Total assets	$26,436,714	$23,965,615
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$822,062	$760,718
Accrued property, plant and equipment	363,869	301,535
Current portion of operating lease liabilities	143,429	145,606
Current portion of finance lease liabilities	113,371	75,239
Current portion of mortgage and loans payable	78,273	77,603
Current portion of senior notes	2,043,994	643,224
Other current liabilities	231,185	153,938
Total current liabilities	3,796,183	2,157,863
Operating lease liabilities, less current portion	1,279,930	1,315,656
Finance lease liabilities, less current portion	1,680,510	1,430,882
Mortgage and loans payable, less current portion	1,241,777	1,289,434
Senior notes, less current portion	7,160,735	8,309,673
Other liabilities	721,613	621,725
Total liabilities	15,880,748	15,125,233
Commitments and contingencies (Note 11)
Equinix stockholders' equity
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 89,431,296 issued and 89,101,716 outstanding in 2020 and 85,700,953 issued and 85,308,386 outstanding in 2019	89	86
Additional paid-in capital	14,950,522	12,696,433
Treasury stock, at cost; 329,580 shares in 2020 and 392,567 shares in 2019	(122,686)	(144,256)
Accumulated dividends	(4,879,618)	(4,168,469)
Accumulated other comprehensive loss	(1,101,801)	(934,613)
Retained earnings	1,709,308	1,391,425
Total Equinix stockholders' equity	10,555,814	8,840,606
Non-controlling interests	152	(224)
Total stockholders' equity	10,555,966	8,840,382
Total liabilities and stockholders' equity	$26,436,714	$23,965,615
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)
Revenues	$1,519,767	$1,396,810	$4,434,430	$4,145,005
Costs and operating expenses:
Cost of revenues	767,979	704,339	2,243,605	2,084,548
Sales and marketing	172,727	161,574	531,301	490,490
General and administrative	279,350	241,812	797,837	689,514
Transaction costs	5,840	2,991	30,987	8,236
Impairment charges	7,306	1,189	7,306	16,023
Gain on asset sales	(1,785)	(463)	(928)	(463)
Total costs and operating expenses	1,231,417	1,111,442	3,610,108	3,288,348
Income from operations	288,350	285,368	824,322	856,657
Interest income	1,452	8,201	7,410	20,165
Interest expense	(99,736)	(118,674)	(315,554)	(362,067)
Other income	162	3,428	9,610	15,442
Gain (loss) on debt extinguishment	(93,494)	315	(101,803)	(67)
Income before income taxes	96,734	178,638	423,985	530,130
Income tax expense	(29,903)	(57,827)	(104,847)	(147,720)
Net income	66,831	120,811	319,138	382,410
Net (income) loss attributable to non-controlling interests	(144)	39	(355)	45
Net income attributable to Equinix	$66,687	$120,850	$318,783	$382,455
Earnings per share ("EPS") attributable to Equinix:
Basic EPS	$0.75	$1.42	$3.65	$4.57
Weighted-average shares for basic EPS	88,806	85,012	87,226	83,753
Diluted EPS	$0.74	$1.41	$3.63	$4.54
Weighted-average shares for diluted EPS	89,519	85,571	87,925	84,223
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)
Net income	$66,831	$120,811	$319,138	$382,410
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment ("CTA") gain (loss), net of tax effects of $0, $0, $0 and $(595)	299,441	(284,927)	66,935	(341,519)
Net investment hedge CTA gain (loss), net of tax effect of $0, $0, $0, and $10	(227,101)	188,897	(179,213)	227,890
Unrealized gain (loss) on cash flow hedges, net of tax effects of $8,708, $(5,245), $7,113 and $(7,336)	(33,842)	14,217	(54,966)	19,086
Net actuarial gain (loss) on defined benefit plans, net of tax effects of $(6), $2, $(3) and $3	22	(8)	77	(26)
Total other comprehensive income (loss), net of tax	38,520	(81,821)	(167,167)	(94,569)
Comprehensive income, net of tax	105,351	38,990	151,971	287,841
Net (income) loss attributable to non-controlling interests	(144)	39	(355)	45
Other comprehensive (income) loss attributable to non-controlling interests	(30)	28	(21)	35
Comprehensive income attributable to Equinix	$105,177	$39,057	$151,595	$287,921
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)
Cash flows from operating activities:
Net income	$319,138	$382,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	897,075	806,704
Stock-based compensation	215,591	174,413
Amortization of intangible assets	148,075	147,589
Amortization of debt issuance costs and debt discounts and premiums	11,788	9,429
Provision for allowance for doubtful accounts	6,466	8,588
Impairment charges	7,306	16,023
Gain on asset sales	(928)	(463)
Loss on debt extinguishment	101,803	67
Other items	14,764	9,909
Changes in operating assets and liabilities:
Accounts receivable	(38,104)	(123,389)
Income taxes, net	(20,193)	73,144
Other assets	(127,535)	(62,036)
Operating lease right-of-use assets	114,611	108,226
Operating lease liabilities	(107,391)	(112,059)
Accounts payable and accrued expenses	35,846	6,660
Other liabilities	45,366	17,843
Net cash provided by operating activities	1,623,678	1,463,058
Cash flows from investing activities:
Purchases of investments	(55,993)	(23,692)
Sales of investments	19,681	8,945
Business acquisitions, net of cash and restricted cash acquired	(478,248)	(34,143)
Purchases of real estate	(124,462)	(64,288)
Purchases of other property, plant and equipment	(1,448,174)	(1,364,960)
Proceeds from sale of assets, net of cash transferred	—	117
Net cash used in investing activities	(2,087,196)	(1,478,021)
Cash flows from financing activities:
Proceeds from employee equity awards	62,118	52,018
Payment of dividends and special distribution	(710,177)	(625,804)
Proceeds from public offering of common stock, net of issuance costs	1,981,375	1,660,976
Proceeds from senior notes, net of debt discounts	2,585,736	—
Proceeds from mortgage and loans payable	750,790	—
Repayments of finance lease liabilities	(74,446)	(62,785)
Repayments of mortgage and loans payable	(808,609)	(53,796)
Repayment of senior notes	(2,440,761)	(150,000)
Debt extinguishment costs	(82,404)	—
Debt issuance costs	(26,266)	—
Net cash provided by financing activities	1,237,356	820,609
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	5,637	(13,117)
Net increase in cash, cash equivalents and restricted cash	779,475	792,529
Cash, cash equivalents and restricted cash at beginning of period	1,886,613	627,604
Cash, cash equivalents and restricted cash at end of period	$2,666,088	$1,420,133

Cash and cash equivalents	$2,645,045	$1,402,400
Current portion of restricted cash included in other current assets	11,375	7,988
Non-current portion of restricted cash included in other assets	9,668	9,745
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$2,666,088	$1,420,133
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
The Company's effective tax rates were 24.7% and 27.9% for the nine months ended September 30, 2020 and 2019, respectively.
Coronavirus (COVID-19) Update
In December 2019, a novel strain of coronavirus, referred to as Coronavirus disease 2019, or COVID-19, emerged. In February 2020, the World Health Organization ("WHO") raised the COVID-19 threat from high to very high, and in March 2020, the WHO characterized COVID-19 as a global pandemic.
During the nine months ended September 30, 2020, the COVID-19 pandemic did not have a material impact on the Company’s financial statements. The Company recorded an insignificant amount of revenue reserve related to COVID-19 and experienced some decline in non-recurring revenue from Smart Hands services, as the Company had waived fees from affected customers in certain circumstances for a period of time. The Company has seen a modest but mixed impact from COVID-19 to its operating costs. The Company incurred one-time cash bonuses and compensation expense of $8.6 million for its IBX data center employees, as well as other employees to support their work-from-home requirements during the first quarter of 2020. Additionally, the Company increased its allowance for

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
doubtful accounts for accounts receivable by an insignificant amount during the nine months ended September 30, 2020. This is partially offset by lower travel expenses due to travel restrictions as a result of COVID-19. The Company evaluated its goodwill, long-lived assets, including property, plant and equipment, lease right-of-use assets and intangible assets, noting no indicators of impairment.
The full impact that COVID-19 will have on the Company's consolidated financial statements remains uncertain and ultimately will depend on many factors, including the duration and potential cyclicity of the health crisis, further public policy actions to be taken in response, as well as the continued impact of the pandemic on the global economy and the Company's customers and vendors. The Company will continue to evaluate the nature and extent of these potential impacts to its business and condensed consolidated financial statements.
Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06: Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock and modifies the disclosure requirement for the convertible instruments. Additionally, this ASU improves the consistency of EPS calculations by eliminating the use of the treasury stock method to calculate diluted EPS for convertible instruments and clarifies certain areas under the current EPS guidance. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted at the beginning of the fiscal year after December 15, 2020. The Company is currently evaluating the extent of the impact of this ASU, but does not expect the adoption of this standard to have significant impact on its condensed consolidated financial statements.
In December 2019, FASB issued ASU 2019-12, Income Taxes ("Topic 740"): Simplifying the Accounting for Income Taxes. The ASU simplifies accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also improves consistent application of and simplifies generally accepted accounting principles ("GAAP") for other areas of Topic 740 by clarifying and amending existing guidance. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted including adoption in any interim period for periods for which financial statements have not yet been issued. The Company is currently evaluating the extent of the impact of this ASU, but does not expect the adoption of this standard to have a significant impact on its condensed consolidated financial statements.
Accounting Standards Adopted
In March 2020, FASB issued ASU 2020-04, Reference Rate Reform ("Topic 848"): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company adopted the ASU upon its issuance and there was no impact on the Company's condensed consolidated financial statements for the nine months ended September 30, 2020 as a result of adopting this standard. The Company will evaluate its debt, derivative and lease contracts that are eligible for modification relief and may apply the elections prospectively as needed.
In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses ("Topic 326"): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU requires enhanced qualitative and quantitative disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company adopted this new ASU on January 1, 2020 using the modified retrospective approach and recorded a net decrease to retained earnings of $0.9 million and a corresponding increase to

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
allowance for doubtful accounts. The adoption did not have any significant impact on other financial assets within the scope of Topic 326, such as contract assets.
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
The following table summarizes the activity of the Company's allowance for doubtful accounts (in thousands):

Balance at December 31, 2019	$13,026
Adjustments due to adoption of ASU 2016-13	900
Provision for allowance for doubtful accounts	6,466
Net write-offs and recoveries	(5,181)
Impact of foreign currency exchange	218
Balance at September 30, 2020	$15,429
2. Revenue
Contract Balances
The following table summarizes the opening and closing balances of the Company's accounts receivable, net; contract asset, current; contract asset, non-current; deferred revenue, current; and deferred revenue, non-current (in thousands):

	Accounts receivable, net	Contract assets, current	Contract assets, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2020	$689,134	$10,033	$31,521	$76,193	$46,555
Closing balances as of September 30, 2020	705,509	10,390	57,538	100,547	66,485
Increase	$16,375	$357	$26,017	$24,354	$19,930
The difference between the opening and closing balances of the Company's accounts receivable, net, contract assets and deferred revenues primarily results from revenue growth and the timing difference between the satisfaction of the Company's performance obligation and the customer's payment, as well as business combinations closed during the nine months ended September 30, 2020. The amount of revenue recognized during the nine months ended September 30, 2020 from the opening deferred revenue balance as of January 1, 2020 was $75.1 million.
Remaining performance obligations
As of September 30, 2020, approximately $7.8 billion of total revenues, including deferred installation revenues, are expected to be recognized in future periods, the majority of which will be recognized over the next 24 months. While initial contract terms vary in length, substantially all contracts thereafter automatically renew in one-year increments. Included in the remaining performance obligations is either 1) remaining performance obligations under the initial contract terms or 2) remaining performance obligations related to contracts in the renewal period once the initial terms have lapsed. The remaining performance obligations do not include variable consideration related to unsatisfied performance obligations such as the usage of metered power, service fees from xScaleTM data centers, which are calculated based on future events or actual costs incurred in the future, or any contracts that could be terminated without any significant penalties such as the majority of interconnection revenues. The remaining performance obligations above include revenues to be recognized in the future related to arrangements where the Company is considered the lessor.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
3.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$66,831	$120,811	$319,138	$382,410
Net (income) loss attributable to non-controlling interests	(144)	39	(355)	45
Net income attributable to Equinix	$66,687	$120,850	$318,783	$382,455

Weighted-average shares used to calculate basic EPS	88,806	85,012	87,226	83,753
Effect of dilutive securities:
Employee equity awards	713	559	699	470
Weighted-average shares used to calculate diluted EPS	89,519	85,571	87,925	84,223

EPS attributable to Equinix:
Basic EPS	$0.75	$1.42	$3.65	$4.57
Diluted EPS	$0.74	$1.41	$3.63	$4.54
The Company has excluded common stock related to employee equity awards in the diluted EPS calculation above of approximately 16,000 shares and 17,000 shares for the three months ended September 30, 2020 and 2019, respectively, and approximately 31,000 and 22,000 shares for the nine months ended September 30, 2020 and 2019, respectively, because their effect would be anti-dilutive.
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
Both acquisitions constitute a business under the accounting standard for business combinations and, therefore, were accounted for as business combinations using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price is allocated to the assets acquired and liabilities assumed measured at fair value on the date of acquisition. As of September 30, 2020, the Company had not completed the detailed valuation analysis to derive the fair value of assets acquired and liabilities assumed from the Packet acquisition, including property, plant and equipment, intangible assets and the related tax impacts; therefore, the purchase price allocation is based on provisional estimates and subject to continuing management analysis. As of September 30, 2020, the Company updated the preliminary allocation of purchase price for the Packet acquisition from the provisional amounts reported as of March 31, 2020, and the adjustments made were not significant. The

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
changes in fair value of acquired assets and liabilities assumed did not have a significant impact on the Company's results of operations for any reporting periods prior to September 30, 2020. As of September 30, 2020, the Company had completed the detailed valuation analysis to derive the fair value of assets acquired and liabilities assumed from the Axtel acquisition and updated the final allocation of purchase price. No purchase price allocation adjustments were made from the provisional amounts reported as of March 31, 2020.
A summary of the preliminary allocation of total purchase consideration is presented as follows (in thousands):

	Packet	Axtel
Cash and cash equivalents	$1,068	$—
Accounts receivable	5,098	—
Other current assets	299	14,048
Property, plant and equipment	27,945	76,407
Operating lease right-of-use assets	1,519	1,646
Intangible assets	62,700	22,750
Goodwill	227,669	78,902
Other assets	138	—
Total assets acquired	326,436	193,753
Accounts payable and accrued liabilities	(1,275)	(238)
Other current liabilities	(860)	—
Operating lease liabilities	(1,519)	(1,586)
Finance lease liabilities	(27,945)	—
Other liabilities	—	(162)
Deferred tax liabilities	(4,539)	(2,749)
Net assets acquired	$290,298	$189,018
The following table presents certain information on the acquired intangible assets (in thousands):

Intangible Assets	Fair Value	Estimated Useful Lives (Years)	Weighted-average Estimated Useful Lives (Years)
Packet:
Trade names	$1,600	3.0	3.0
Existing technology	5,100	3.0	3.0
Customer relationships	56,000	10.0	10.0
Axtel:
Customer relationships	22,750	15.0	15.0
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
The fair value of property, plant and equipment acquired from Packet and Axtel was estimated by applying the cost approach, with the exception of land, which was estimated by applying the market approach. The key

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
assumptions of the cost approach include replacement cost new, physical deterioration, functional and economic obsolescence, economic useful life, remaining useful life, age and effective age.
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
The Company incurred transaction costs of approximately $11.2 million during the nine months ended September 30, 2020 and an insignificant amount of transaction costs during the three months ended September 30, 2020 for both the Packet and Axtel acquisitions combined. The operating results of both acquisitions are reported in the Americas region following the date of acquisition. During the three months ended September 30, 2020, the Company's results of operations include $13.4 million of revenues and $7.5 million of net loss from operations from the combined operations of Packet and Axtel. During the nine months ended September 30, 2020, the Company's results of operations include $34.9 million of revenues and $27.8 million of net loss from operations from the combined operations of Packet and Axtel. The net loss incurred during the nine months ended September 30, 2020 was primarily attributable to the $16.1 million stock-based compensation expense incurred to accelerate the vesting of certain Packet employees’ unvested Packet equity awards at the close of the Packet acquisition.
Acquisition of Bell Data Centers (the "Bell Acquisition")
On October 1, 2020, the Company completed the acquisition of 12 data center sites across Canada from BCE Inc. ("Bell") for approximately C$961 million or approximately $723.9 million at the exchange rate in effect on October 1, 2020, with one remaining data center in Ottawa Canada, which the Company expects to be acquired in the fourth quarter of 2020 as the closing conditions are satisfied, for an additional purchase price of C$80.0 million, or $60.3 million at the exchange rate in effect on October 1, 2020. The acquisition supports the Company’s ongoing expansion to meet customer demand in Canada. The operating results of the acquired business will be reported in the Americas region following the date of acquisition. The Bell Acquisition constitutes a business under the accounting standard for business combinations and, therefore, will be accounted for as a business combination using the acquisition method of accounting. Goodwill from the Bell Acquisition is not expected to be deductible for local tax purposes and is attributable to the Company's Americas region. The valuation of assets acquired and liabilities assumed are still being appraised by a third-party and as such, the purchase price allocation is not yet complete.
Pending Acquisition of GPX India
On August 7, 2020, the Company entered into an agreement to purchase the India operations of GPX Global Systems, Inc. ("GPX India"), representing two data centers in Mumbai, India for approximately $161.0 million in an all-cash transaction (the “GPX India Acquisition”). The GPX India Acquisition is expected to close in the first quarter of 2021, subject to customary closing conditions including regulatory approval. Upon the close of the acquisition, the operating results of the acquired business will be reported in the Asia-Pacific region.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
5.    Assets Held for Sale
In April 2020, the Company entered into its second joint venture in the form of a limited liability partnership with GIC, Singapore's sovereign wealth fund ("GIC"), to develop and operate xScale data centers in Asia-Pacific (the “Asia-Pacific Joint Venture”). xScale data centers are engineered to meet the technical and operational requirements and price points of core hyperscale workload deployments and also offer access to Equinix's comprehensive suite of interconnection and edge services. Upon closing, GIC will contribute cash in exchange for an 80% partnership interest in the Asia-Pacific Joint Venture. The Company has agreed to sell three development sites in Japan, Osaka 2, Tokyo 12, and Tokyo 14, to the Asia-Pacific Joint Venture in exchange for a 20% partnership interest in the Asia-Pacific Joint Venture and cash proceeds. The assets and liabilities of these data center facilities, which are currently included within the Company's Asia-Pacific operating segment, were classified as held for sale as of September 30, 2020. During the nine months ended September 30, 2020, the Company recorded an impairment charge of $7.3 million, reducing the carrying value of the Asia-Pacific Joint Venture assets to the estimated fair value less cost to sell. The estimated fair value was based on the expected sales price from a specific transaction between the Company and the Asia-Pacific Joint Venture, and falls into Level 3 of the fair value hierarchy due to its reliance on unobservable inputs. The transaction is expected to close in the fourth quarter of 2020, pending regulatory approval and other closing conditions.
In September 2020, the Company entered into an agreement to sell its Paris 9 ("PA9") data center to its EMEA Joint Venture (as defined in note 6 below). The assets and liabilities of the PA9 data center, which are currently included with the Company's EMEA operating segment, were classified as held for sale as of September 30, 2020. The transaction is expected to close in the fourth quarter of 2020, pending regulatory approval and other closing conditions.
The following table summarizes the assets and liabilities that were classified as assets and liabilities held for sale in the condensed consolidated balance sheet as of September 30, 2020 (in thousands):

September 30, 2020
Other current assets	$11,281
Property, plant and equipment	276,330
Goodwill	7,313
Total assets held for sale	$294,924

Accounts payable and accrued liabilities (1)	$7,200
Total liabilities held for sale (1)	$7,200

(1)$7.2 million of accrued costs to sell the Asia-Pacific Joint Venture were recorded as transaction costs during the nine months ended September 30, 2020 and classified as liabilities held for sale as of September 30, 2020, reducing the carrying value of the disposal group to the estimated fair value less costs to sell. Liabilities held for sale were included within other current liabilities on the condensed consolidated balance sheet.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
6.    Equity Method Investments
On October 8, 2019, the Company entered into a joint venture in the form of a limited liability partnership with GIC (the "EMEA Joint Venture"), to develop and operate xScale data centers in Europe. Upon closing, GIC contributed €152.6 million in cash, or $167.4 million at the exchange rate in effect on October 8, 2019, for an 80% partnership interest in the EMEA Joint Venture. Equinix sold certain xScale data center facilities to the EMEA Joint Venture in exchange for net cash proceeds of $351.8 million, as well as a 20% partnership interest in the EMEA Joint Venture with a fair value of $41.9 million. The Company accounts for its investment in the EMEA Joint Venture using the equity method of accounting, whereby the investments were recorded initially at fair value, which equals to the cost of the Company's initial equity contribution, and subsequently adjusted for cash contributions and the Company's share of the income and losses of the investee.
During the three and nine months ended September 30, 2020, the Company made additional equity contributions of $3.6 million and $16.3 million to the EMEA Joint Venture, respectively. As of September 30, 2020 and December 31, 2019, the Company's equity method investments, comprised of the EMEA Joint Venture and other investments, were $84.7 million and $59.7 million, respectively, and were included within other assets on the consolidated balance sheet. The Company's share of income and losses of equity method investments was not significant for the three and nine months ended September 30, 2020 and was included in other income on the condensed consolidated statement of operations.
As part of the sale of its xScale data center facilities to the EMEA Joint Venture, the Company also received a contingent consideration upon completion of certain performance milestones. The milestone payments are primarily contingent on the receipt of local regulatory approval for certain sites. The contingent consideration is considered a derivative and is remeasured at its fair value each reporting period using inputs such as probabilities of payment, discount rates, foreign currency forward rates and projected payment dates. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements. As of September 30, 2020 and December 31, 2019, the fair value of the contingent consideration was $41.1 million and $40.1 million, respectively, which was included in other current assets and other assets on the condensed consolidated balance sheet. Changes in the fair value of the contingent consideration were recorded in gain (loss) on asset sales on the condensed consolidated statement of operations.
7.    Derivatives and Hedging Activities
Derivatives Designated as Hedging Instruments
Net Investment Hedges. The Company is exposed to the impact of foreign exchange rate fluctuations on the value of investments in its foreign subsidiaries whose functional currencies are other than the U.S. Dollar. In order to mitigate the impact of foreign currency exchange rates, the Company has entered into various foreign currency debt obligations, which are designated as hedges against the Company's net investments in foreign subsidiaries. As of September 30, 2020 and December 31, 2019, the total principal amounts of foreign currency debt obligations designated as net investment hedges were $1.8 billion and $4.1 billion, respectively.
The Company also uses cross-currency interest rate swaps to hedge a portion of its net investment in its European operations. As of September 30, 2020, U.S. Dollar to Euro cross-currency interest rate swap contracts with a total notional amount of $3.3 billion were outstanding. As of December 31, 2019, U.S. Dollar to Euro cross-currency interest rate swap contracts with a total notional amount of $750.0 million were outstanding. At maturity of each outstanding contract, the Company will receive U.S. Dollars from and pay Euros to the contract counterparty. During the term of each contract, the Company receives interest payments in U.S. Dollars and makes interest payments in Euros based on a notional amount and fixed interest rates determined at contract inception.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
From time to time, the Company uses foreign currency forward contracts to hedge against the effect of foreign exchange rate fluctuations on a portion of its net investment in its foreign subsidiaries. As of September 30, 2020, the total notional amount of foreign currency forward contracts designated as net investment hedges was $355.6 million. The Company had no foreign currency forward contracts designated as net investment hedges outstanding as of December 31, 2019.
The effect of net investment hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Foreign currency debt		$(130,774)	$151,825	$(116,887)	$181,431
Cross-currency interest rate swaps (included component) (1)		(78,226)	30,505	(74,419)	36,331
Cross-currency interest rate swaps (excluded component) (2)		(16,588)	6,566	13,606	10,117
Foreign currency forward contracts (included component) (1)		(1,485)	—	(1,485)	—
Foreign currency forward contracts (excluded component) (3)		(28)	—	(28)	—
Total		$(227,101)	$188,896	$(179,213)	$227,879

Amount of gain or (loss) recognized in earnings:
	Location of gain or (loss)	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	6,613	5,072	17,161	14,163
Foreign currency forward contracts (excluded component) (3)	Interest expense	1	—	1	—
Total		$6,614	$5,072	$17,162	$14,163

(1)Included component represents foreign exchange spot rates.
(2)Excluded component represents cross-currency basis spread and interest rates.
(3)Excluded component represents foreign currency forward points.
Cash Flow Hedges. The Company hedges its foreign currency translation exposure for forecasted revenues and expenses in its EMEA region between the U.S. Dollar and the British Pound, Euro, Swedish Krona and Swiss Franc. The foreign currency forward and option contracts that the Company uses to hedge this exposure are designated as cash flow hedges. As of September 30, 2020 and December 31, 2019, the total notional amounts of these foreign exchange contracts were $949.2 million and $824.8 million, respectively. As of September 30, 2020, the Company's foreign exchange contracts had maturity dates ranging from October 2020 to September 2022 and the Company recorded a net loss of $7.8 million within accumulated other comprehensive income (loss) relating to these foreign exchange contracts that will be reclassified to revenues and expenses as they mature in the next 12 months. As of December 31, 2019, the Company's foreign exchange contracts had maturity dates ranging from January 2020 to December 2021 and the Company recorded a net gain of $16.3 million within accumulated other comprehensive income (loss) relating to these foreign exchange contracts that will be reclassified to revenues and expenses as they mature in the next 12 months.
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
The Company hedges the interest rate exposure created by anticipated fixed rate debt issuances through the use of treasury locks and forward starting swaps (collectively, interest rate locks), which are designated as cash flow hedges. As of September 30, 2020, the total notional amount of interest rate locks outstanding was $644.8 million.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
As of December 31, 2019, the Company had no interest rate locks outstanding. During the nine months ended September 30, 2020, interest rate locks with a combined aggregate notional amount of $1.25 billion were settled related to the issuance of the 2025 Notes, 2027 Notes, 2030 Notes, and 2050 Notes in June 2020 as described in Note 10 below. When interest rate locks are settled, any accumulated gain or loss included as a component of other comprehensive income (loss) are amortized to interest expense over the term of the interest rate locks. As of September 30, 2020, the Company recorded a net loss of $3.6 million within accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months for interest rate locks. As of December 31, 2019, the net loss and gain in accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months for interest rate locks was not significant.
The effect of cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Foreign currency forward and option contracts (included component)(1)		$(40,770)	$20,979	$(35,092)	$29,345
Foreign currency option contracts (excluded component) (2)		639	(1,518)	2,315	(2,923)
Interest rate locks		(2,420)	—	(29,302)	—
Total		$(42,551)	$19,461	$(62,079)	$26,422

Amount of gain or (loss) reclassified from accumulated other comprehensive income to income:
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of gain or (loss)	2020	2019	2020	2019
Foreign currency forward contracts	Revenues	$2,904	$27,843	$44,681	$56,388
Foreign currency forward contracts	Costs and operating expenses	(1,951)	(14,474)	(23,449)	(29,548)
Interest rate locks	Interest Expense	(731)	—	(473)	—
Total		$222	$13,369	$20,759	$26,840

Amount of gain or (loss) excluded from effectiveness testing included in income:
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of gain or (loss)	2020	2019	2020	2019
Foreign currency forward contracts	Other income (expense)	$—	$—	$—	$88
Foreign currency option contracts (excluded component) (2)	Revenues	(430)	(538)	(1,454)	(555)
Total		$(430)	$(538)	$(1,454)	$(467)

(1)Included component represents foreign exchange spot rates.
(2)Excluded component represents option's time value.
Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. The Company is deemed to have foreign currency forward contracts embedded in certain of the Company's customer agreements that are priced in currencies different from the functional or local currencies of the parties involved. These embedded derivatives are separated from their host contracts and carried

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
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
Foreign Currency Forward Contracts. The Company also uses foreign currency forward contracts to manage the foreign exchange risk associated with certain foreign currency-denominated monetary assets and liabilities. As a result of foreign currency fluctuations, the U.S. Dollar equivalent values of its foreign currency-denominated monetary assets and liabilities change. Gains and losses on these contracts are included in other income (expense), on a net basis, along with the foreign currency gains and losses of the related foreign currency-denominated monetary assets and liabilities associated with these foreign currency forward contracts. As of September 30, 2020 and December 31, 2019, the total notional amounts of these foreign currency contracts were $4.6 billion and $2.5 billion, respectively.
The following table presents the effect of derivatives not designated as hedging instruments in the Company's condensed consolidated statements of operations (in thousands):

Amount of gain or (loss) recognized in earnings:
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of gain or (loss)	2020	2019	2020	2019
Embedded derivatives	Revenues	$(3,308)	$2,830	$1,402	$3,552
Economic hedge of embedded derivatives	Revenues	3,259	(3,221)	(2,342)	(2,680)
Foreign currency forward contracts	Other income (expense)	(50,022)	77,644	(29,214)	96,143
Total		$(50,071)	$77,253	$(30,154)	$97,015

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Fair Value of Derivative Instruments
The following table presents the fair value of derivative instruments recognized in the Company's condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Designated as hedging instruments:
Cash flow hedges
Foreign currency forward and option contracts	$4,919	$22,792	$24,853	$5,898
Interest rate locks	—	3,848	—	—
Net investment hedges
Cross-currency interest rate swaps	18,465	53,026	26,251	—
Foreign currency forward contracts	—	1,512	—	—
Total designated as hedging	23,384	81,178	51,104	5,898

Not designated as hedging instruments:
Embedded derivatives	5,562	1,754	4,595	2,268
Economic hedges of embedded derivatives	691	—	1,367	—
Foreign currency forward contracts	14,257	35,706	641	27,446
Total not designated as hedging	20,510	37,460	6,603	29,714
Total Derivatives	$43,894	$118,638	$57,707	$35,612

(1)As presented in the Company's condensed consolidated balance sheets within other current assets and other assets.
(2)As presented in the Company's condensed consolidated balance sheets within other current liabilities and other liabilities.
Offsetting Derivative Assets and Liabilities
The Company presents its derivative instruments and the accrued interest related to cross-currency interest rate swaps at gross fair values in the condensed consolidated balance sheets. The Company enters into master netting agreements with its counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default. For presentation on the condensed consolidated balance sheets, the Company does not offset fair value amounts recognized for derivative instruments or the accrued interest related to cross-currency interest rate swaps under master netting arrangements. The following table presents information related to these offsetting arrangements as of September 30, 2020 and December 31, 2019 (in thousands):

	Gross Amounts Offset in Consolidated Balance Sheet
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Net Amounts	Gross Amounts not Offset in the Balance Sheet	Net
September 30, 2020
Derivative assets	$63,037	$—	$63,037	$(56,415)	$6,622
Derivative liabilities	129,889	—	129,889	(56,415)	73,474

December 31, 2019
Derivative assets	$76,640	$—	$76,640	$(37,820)	$38,820
Derivative liabilities	45,832	—	45,832	(37,820)	8,012

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
The Company uses the specific identification method in computing realized gains and losses. Realized gains and losses from the sale of investments are included within other income (expense) in the Company's condensed consolidated statements of operations. The Company's investments in publicly traded equity securities are carried at fair value. Unrealized gains and losses on publicly traded equity securities are reported within other income (expense) in the Company's condensed consolidated statements of operations.
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
The Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The Company's financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 were as follows (in thousands):

	Fair Value at September 30, 2020	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Money market and deposit accounts	$672,179	$672,179	$—
Publicly traded equity securities	5,884	5,884	—
Certificates of deposit	8,302	—	8,302
Derivative instruments (1)	43,894	—	43,894
Total	$730,259	$678,063	$52,196
Liabilities:
Derivative instruments (1)	$118,638	$—	$118,638

(1)Amounts are included within other current assets, other assets, others current liabilities and other liabilities in the Company's accompanying condensed consolidated balance sheet.
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

(1)Amounts are included within other current assets, other assets, other current liabilities and other liabilities in the Company's accompanying condensed consolidated balance sheet.
Other than the contingent consideration related to the EMEA Joint Venture as described in Note 6 above, the Company did not have any Level 3 financial assets or financial liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Singapore Office ("SGO")
In April 2020, the Company entered into an office lease agreement, which commenced on August 1, 2020 with an initial term of seven years, as well as two three-year renewal options and a one-time early termination option for a certain floor after the third year of the lease. The Company determined that the renewal options and the early termination option were not reasonably certain to be exercised and therefore, the concluded lease term was seven years. The Company assessed the lease classification at the commencement date and concluded that the lease should be accounted for as an operating lease. During the three months ended September 30, 2020, the Company recorded operating lease ROU asset and liability of $64.2 million Singapore dollars, or approximately $47.1 million, at the exchange rate in effect on September 30, 2020.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Seoul 1 ("SL1") Data Center
In September 2020, the phase 2 from a previously signed lease for the SL1 data center was delivered and commenced, with an initial lease term of approximately four years and three five-year renewal options. The Company concluded that one renewal option of five years is reasonably certain to be exercised and therefore, the concluded lease term was approximately nine years. The Company assessed the lease classification of the lease at the commencement date and determined the lease should be accounted for as a finance lease. During the three months ended September 30, 2020, the Company recorded finance lease ROU asset and liability of 31,777 million Korean Won and 30,386 million Korean Won, respectively, or $27.2 million and $26.0 million, respectively, at the exchange rate in effect on September 30, 2020.
Lease Expenses
The components of lease expenses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Finance lease cost
Amortization of right-of-use assets (1)	$31,900	21,313	$85,962	$61,210
Interest on lease liabilities	28,443	28,039	84,706	82,673
Total finance lease cost	60,343	49,352	170,668	143,883

Operating lease cost	55,135	57,946	161,482	164,505
Total lease cost	$115,478	$107,298	$332,150	$308,388

(1) Amortization of right-of-use assets is included with depreciation expense, and is recorded within cost of revenues, sales and marketing and general and administrative expenses in the condensed consolidated statements of operations.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Other Information
Other information related to leases is as follows (in thousands):

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$81,827	$79,140
Operating cash flows from operating leases	154,262	157,106
Financing cash flows from finance leases	74,446	62,785

Right-of-use assets obtained in exchange for lease obligations: (1)
Finance leases	$357,137	$196,725
Operating leases	65,906	143,144

	As of September 30, 2020	As of December 31, 2019
Weighted-average remaining lease term - finance leases (2)	14 years	15 years
Weighted-average remaining lease term - operating leases (2)	13 years	13 years
Weighted-average discount rate - finance leases	8%	9%
Weighted-average discount rate - operating leases	4%	4%
Finance lease assets (3)	$1,551,396	$1,277,614

(1) Represents all non-cash changes in ROU assets.
(2) Includes lease renewal options that are reasonably certain to be exercised.
(3) As of September 30, 2020 and December 31, 2019, the Company recorded accumulated amortization of finance lease assets of $564.8 million and $474.8 million, respectively. Finance lease assets are recorded within property, plant and equipment, net on the condensed consolidated balance sheets.
Maturities of Lease Liabilities
Maturities of lease liabilities as of September 30, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2020 (3 months remaining)	$38,827	$50,507	$89,334
2021	199,311	208,147	407,458
2022	195,390	208,088	403,478
2023	179,643	202,661	382,304
2024	167,778	200,213	367,991
Thereafter	1,143,207	2,021,849	3,165,056
Total lease payments	1,924,156	2,891,465	4,815,621
Plus amount representing residual property value	—	17,335	17,335
Less imputed interest	(500,797)	(1,114,919)	(1,615,716)
Total	$1,423,359	$1,793,881	$3,217,240
The Company entered into agreements with various landlords primarily to lease data center spaces and ground leases which have not yet commenced as of September 30, 2020. These leases will commence between 2020 and 2022, with lease terms of 10 to 49 years and a total lease commitment of approximately $682.0 million.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
10.    Debt Facilities
Mortgage and Loans Payable
As of September 30, 2020 and December 31, 2019, the Company's mortgage and loans payable consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Term loans	$1,243,882	$1,287,151
Mortgage payable and loans payable	77,982	82,967
	1,321,864	1,370,118
Less amount representing unamortized debt discount and debt issuance cost	(3,601)	(4,849)
Add amount representing unamortized mortgage premium	1,787	1,768
	1,320,050	1,367,037
Less current portion	(78,273)	(77,603)
Total	$1,241,777	$1,289,434
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
In March 2020, the Company borrowed a total of $250.0 million under the Revolving Facility, which was fully repaid in May 2020. As of September 30, 2020, the Company had 35 irrevocable letters of credit totaling $74.1 million issued and outstanding under the Revolving Facility and the amount available to the Company to borrow under the Revolving Facility was approximately $1.9 billion as of September 30, 2020.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Senior Notes
As of September 30, 2020 and December 31, 2019, the Company's senior notes consisted of the following (in thousands):

	September 30, 2020		December 31, 2019
	Amount	Effective Rate	Amount	Effective Rate
5.000% Infomart Senior Notes (1)	$300,000	4.49%	$450,000	4.46%
5.375% Senior Notes due 2022	—	—%	343,711	5.56%
2.625% Senior Notes due 2024	1,000,000	2.79%	1,000,000	2.79%
2.875% Euro Senior Notes due 2024	—	—%	841,500	3.08%
1.250% Senior Notes due 2025	500,000	1.46%	—	—%
2.875% Euro Senior Notes due 2025	1,172,400	3.04%	1,122,000	3.04%
2.900% Senior Notes due 2026	600,000	3.04%	600,000	3.04%
5.875% Senior Notes due 2026	—	—%	1,100,000	6.03%
2.875% Euro Senior Notes due 2026	1,172,400	3.04%	1,122,000	3.04%
1.800% Senior Notes due 2027	500,000	1.96%	—	—%
5.375% Senior Notes due 2027	1,250,000	5.51%	1,250,000	5.51%
3.200% Senior Notes due 2029	1,200,000	3.30%	1,200,000	3.30%
2.150% Senior Notes due 2030	1,100,000	2.27%	—	—%
3.000% Senior Notes due 2050	500,000	3.09%	—	—%
	9,294,800		9,029,211
Less amount representing unamortized debt issuance cost	(90,441)		(78,030)
Add amount representing unamortized debt premium	370		1,716
	9,204,729		8,952,897
Less current portion	(2,043,994)		(643,224)
Total	$7,160,735		$8,309,673

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
1.250% Senior Notes due 2025, 1.800% Senior Notes due 2027, 2.150% Senior Notes due 2030, and 3.000% Senior Notes due 2050
On June 22, 2020, the Company issued $500.0 million aggregate principal amount of 1.250% senior notes due 2025 (the "2025 Notes"), $500.0 million aggregate principal amount of 1.800% senior notes due 2027 (the "2027 Notes"), $1.1 billion aggregate principal amount of 2.150% senior notes due 2030 (the "2030 Notes"), and $500.0 million aggregate principal amount of 3.000% senior notes due 2050 (the "2050 Notes"). Interest on these notes is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2021. Debt issuance costs and debt discounts related to the 2025 Notes, 2027 Notes, 2030 Notes, and 2050 Notes were $5.3 million, $5.6 million, $12.9 million, and $14.2 million, respectively.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Redemption of 2.875% Euro Senior Notes due 2024 and 5.875% Senior Notes due 2026
On July 8, 2020, using a portion of the net cash proceeds from the 2025, 2027, 2030, and 2050 Notes, the Company redeemed all of the outstanding €750.0 million 2.875% Senior Notes due 2024 and $1.1 billion 5.875% Senior Notes due 2026. In connection with the redemption, the Company incurred $93.5 million of loss on debt extinguishment, including $77.8 million in redemption premium that was paid in cash and $15.7 million related to the write-off of unamortized debt issuance costs, during the three months ended September 30, 2020.
Maturities of Debt Instruments
The following table sets forth maturities of the Company's debt, including mortgage and loans payable, and senior notes, gross of debt issuance costs, debt discounts and debt premiums, as of September 30, 2020 (in thousands):

Years ending:
2020 (3 months remaining)	$1,928,414
2021	228,201
2022	1,189,716
2023	6,656
2024	1,006,165
Thereafter	6,259,299
Total	$10,618,451
Fair Value of Debt Instruments
The following table sets forth the estimated fair values of the Company's mortgage and loans payable and senior notes, including current maturities, as of (in thousands):

	September 30, 2020	December 31, 2019
Mortgage and loans payable	$1,330,510	$1,378,429
Senior notes	9,721,217	9,339,497
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
Interest Charges
The following table sets forth total interest costs incurred, and total interest costs capitalized for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense	$99,736	$118,674	$315,554	$362,067
Interest capitalized	7,091	8,424	20,002	24,188
Interest charges incurred	$106,827	$127,098	$335,556	$386,255
Total interest paid in cash, net of capitalized interest, during the three months ended September 30, 2020 and 2019 was $108.1 million and $144.8 million, respectively. Total interest paid in cash, net of capitalized interest, during the nine months ended September 30, 2020 and 2019 was $346.7 million and $388.5 million, respectively.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
11.    Commitments and Contingencies
Purchase Commitments
As a result of the Company's various IBX data center expansion projects, as of September 30, 2020, the Company was contractually committed for approximately $1.1 billion of unaccrued capital expenditures, primarily for IBX infrastructure equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. The Company also had numerous other, non-capital purchase commitments in place as of September 30, 2020, such as commitments to purchase power in select locations through the remainder of 2020 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2020 and thereafter. Such other miscellaneous purchase commitments totaled approximately $1.2 billion as of September 30, 2020. In addition, the Company entered into lease agreements in various locations that have not yet commenced as of September 30, 2020. For further information on lease commitments, see Note 9 above.
Equity Contribution Commitments
In connection with the EMEA Joint Venture closed in October 2019, the Company agreed to make future equity contributions to the EMEA Joint Venture. As of September 30, 2020, the Company had future equity contribution commitments of €10.9 million and £8.7 million, or $24.0 million in total at the exchange rate in effect on September 30, 2020.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
12.    Stockholders' Equity
Stockholders' Equity Rollforward
The following tables provide a rollforward of stockholders' equity for the three and nine months ended September 30, 2020 and 2019 (in thousands, except share and per share data):

							AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	85,700,953	$86	(392,567)	$(144,256)	$12,696,433	$(4,168,469)	$(934,613)	$1,391,425	$8,840,606	$(224)	$8,840,382
Adjustment from adoption of new accounting standard update	—	—	—	—	—	—	—	(900)	(900)	—	(900)
Net income	—	—	—	—	—	—	—	118,792	118,792	165	118,957
Other comprehensive loss	—	—	—	—	—	—	(272,056)	—	(272,056)	(11)	(272,067)
Issuance of common stock and release of treasury stock for employee equity awards	405,550	—	50,594	16,958	13,432	—	—	—	30,390	—	30,390
Issuance of common stock under ATM Program	162,530	—	—	—	101,791	—	—	—	101,791	—	101,791
Dividend distribution on common stock, $2.66 per share	—	—	—	—	—	(227,387)	—	—	(227,387)	—	(227,387)
Settlement of accrued dividends on vested equity awards	—	—	—	—	109	(403)	—	—	(294)	—	(294)
Accrued dividends on unvested equity awards	—	—	—	—	—	(3,268)	—	—	(3,268)	—	(3,268)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	81,690	—	—	—	81,690	—	81,690
Balance as of March 31, 2020	86,269,033	86	(341,973)	(127,298)	12,893,455	(4,399,527)	(1,206,669)	1,509,317	8,669,364	(70)	8,669,294
Net income	—	—	—	—	—	—	—	133,304	133,304	46	133,350
Other comprehensive income	—	—	—	—	—	—	66,378	—	66,378	2	66,380
Issuance of common stock and release of treasury stock for employee equity awards	34,146	—	688	256	(256)	—	—	—	—	—	—
Issuance of common stock for equity offering	2,587,500	3	—	—	1,683,103	—	—	—	1,683,106	—	1,683,106
Dividend distribution on common stock, $2.66 per share	—	—	—	—	—	(235,334)	—	—	(235,334)	—	(235,334)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(44)	—	—	(44)	—	(44)
Accrued dividends on unvested equity awards	—	—	—	—	—	(4,136)	—	—	(4,136)	—	(4,136)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	75,642	—	—	—	75,642	—	75,642

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

							AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends
	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	88,890,679	89	(341,285)	(127,042)	14,651,944	(4,639,041)	(1,140,291)	1,642,621	10,388,280	(22)	10,388,258
Net income	—	—	—	—	—	—	—	66,687	66,687	144	66,831
Other comprehensive income	—	—	—	—	—	—	38,490	—	38,490	30	38,520
Issuance of common stock and release of treasury stock for employee equity awards	287,635	—	11,705	4,356	27,372	—	—	—	31,728	—	31,728
Issuance of common stock under ATM Program	252,982	—	—	—	196,477	—	—	—	196,477	—	196,477
Dividend distribution on common stock, $2.66 per share	—	—	—	—	—	(236,538)	—	—	(236,538)	—	(236,538)
Settlement of accrued dividends on vested equity awards	—	—	—	—	81	(275)	—	—	(194)	—	(194)
Accrued dividends on unvested equity awards	—	—	—	—	—	(3,764)	—	—	(3,764)	—	(3,764)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	74,648	—	—	—	74,648	—	74,648
Balance as of September 30, 2020	89,431,296	$89	(329,580)	$(122,686)	$14,950,522	$(4,879,618)	$(1,101,801)	$1,709,308	$10,555,814	$152	$10,555,966

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

					Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling interests	Total Stockholders' Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	81,119,117	$81	(396,859)	$(145,161)	$10,751,313	$(3,331,200)	$(945,702)	$889,948	$7,219,279	$—	$7,219,279
Adjustment from adoption of new accounting standard update	—	—	—	—	—	—	—	(5,973)	(5,973)	—	(5,973)
Net income (loss)	—	—	—	—	—	—	—	118,078	118,078	(331)	117,747
Other comprehensive income	—	—	—	—	—	—	3,337	—	3,337	7	3,344
Issuance of common stock and release of treasury stock for employee equity awards	360,464	—	1,706	360	27,233	—	—	—	27,593	—	27,593
Issuance of common stock for equity offering	2,985,575	3	—	—	1,213,431	—	—	—	1,213,434	—	1,213,434
Dividend distribution on common stock, $2.46 per share	—	—	—	—	—	(198,933)	—	—	(198,933)	—	(198,933)
Settlement of accrued dividends on vested equity awards	—	—	—	—	284	(387)	—	—	(103)	—	(103)
Accrued dividends on unvested equity awards	—	—	—	—	—	(2,395)	—	—	(2,395)	—	(2,395)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	50,795	—	—	—	50,795	—	50,795
Balance as of March 31, 2019	84,465,156	84	(395,153)	(144,801)	12,043,056	(3,532,915)	(942,365)	1,002,053	8,425,112	(324)	8,424,788
Net income	—	—	—	—	—	—	—	143,527	143,527	325	143,852
Other comprehensive loss	—	—	—	—	—	—	(16,078)	—	(16,078)	(14)	(16,092)
Issuance of common stock and release of treasury stock for employee equity awards	26,435	—	359	76	(76)	—	—	—	—	—	—
Issuance of common stock under ATM Program	722,361	1	—	—	348,120	—	—	—	348,121	—	348,121
Dividend distribution on common stock, $2.46 per share	—	—	—	—	—	(207,949)	—	—	(207,949)	—	(207,949)
Settlement of accrued dividends on vested equity awards	—	—	—	—	12	(33)	—	—	(21)	—	(21)
Accrued dividends on unvested equity awards	—	—	—	—	—	(2,972)	—	—	(2,972)	—	(2,972)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	59,502	—	—	—	59,502	—	59,502
Balance as of June 30, 2019	85,213,952	85	(394,794)	(144,725)	12,450,614	(3,743,869)	(958,443)	1,145,580	8,749,242	(13)	8,749,229
Net income (loss)	—	—	—	—	—	—	—	120,850	120,850	(39)	120,811
Other comprehensive loss	—	—	—	—	—	—	(81,793)	—	(81,793)	(28)	(81,821)
Issuance of common stock and release of treasury stock for employee equity awards	276,497	1	2,010	424	24,000	—	—	—	24,425	—	24,425

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

					Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling interests	Total Stockholders' Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Issuance of common stock under ATM Program	181,194	—	—	—	99,421	—	—	—	99,421	—	99,421
Dividend distribution on common stock, $2.46 per share	—	—	—	—	—	(209,226)	—	—	(209,226)	—	(209,226)
Settlement of accrued dividends on vested equity awards	—	—	—	—	12	(230)	—	—	(218)	—	(218)
Accrued dividends on unvested equity awards	—	—	—	—	—	(2,993)	—	—	(2,993)	—	(2,993)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	61,403	—	—	—	61,403	—	61,403
Balance as of September 30, 2019	85,671,643	$86	(392,784)	$(144,301)	$12,635,450	$(3,956,318)	$(1,040,236)	$1,266,430	$8,761,111	$(80)	$8,761,031

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by components are as follows (in thousands):

	Balance as of December 31, 2019	Net Change	Balance as of September 30, 2020
Foreign currency translation adjustment ("CTA") gain (loss)	$(1,056,918)	$66,914	$(990,004)
Unrealized gain (loss) on cash flow hedges (1)	15,638	(54,966)	(39,328)
Net investment hedge CTA gain (loss) (1)	107,619	(179,213)	(71,594)
Net actuarial gain (loss) on defined benefit plans (2)	(952)	77	(875)
Accumulated other comprehensive loss attributable to Equinix	$(934,613)	$(167,188)	$(1,101,801)

(1)Refer to Note 7 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income.
(2)The Company has a defined benefit pension plan covering all employees in one country where such plan is mandated by law. The Company does not have any defined benefit plans in any other countries. The unamortized gain (loss) on defined benefit plans includes gains or losses resulting from a change in the value of either the projected benefit obligation or the plan assets resulting from a change in an actuarial assumption, net of amortization.
Changes in foreign currencies can have a significant impact to the Company's consolidated balance sheets (as evidenced above in the Company's foreign currency translation loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translated into more U.S. Dollars when the U.S. Dollar weakens or fewer U.S. Dollars when the U.S. Dollar strengthens. As of September 30, 2020, the U.S. Dollar was generally weaker relative to certain of the currencies of the foreign countries in which the Company operates as compared to December 31, 2019. Because of this, the U.S. Dollar had an overall favorable impact on the Company's condensed consolidated financial position because the foreign denominations translated into more U.S. Dollars as evidenced by a decrease in foreign currency translation loss for the nine months ended September 30, 2020 as reflected in the above table. The volatility of the U.S. Dollar as compared to the other currencies in which the Company operates could have a significant impact on its condensed consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.
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
In December 2018, the Company launched an ATM program, under which it may offer and sell from time to time up to an aggregate of $750.0 million of its common stock in "at the market" transactions (the "ATM Program"). For the three and nine months ended September 30, 2020, the Company sold 252,982 shares and 415,512 shares, respectively, under the ATM Program, for approximately $196.5 million and $298.3 million, respectively, net of payment of commissions to sales agents and other offering expenses. For the three and nine months ended September 30, 2019, the Company sold 181,194 shares and 903,555 shares, respectively, under the ATM program, for approximately $99.4 million and $447.5 million, respectively, net of payment of commissions to sales agents and other offering expenses. As of September 30, 2020, no shares remained available for sale under the ATM Program.
Stock-Based Compensation
For the nine months ended September 30, 2020, the Compensation Committee and/or the Stock Award Committee of the Company's Board of Directors, as the case may be, approved the issuance of an aggregate of 709,450 shares of restricted stock units to certain employees, including executive officers. These equity awards are

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
subject to vesting provisions and have a weighted-average grant date fair value of $593.74 per share and a weighted-average requisite service period of 3.30 years. The valuation of restricted stock units with only a service condition or a service and performance condition require no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of the Company's stock price on the date of grant. The Company used revenues and adjusted funds from operations ("AFFO") per share as the performance measurements in the restricted stock units with both service and performance conditions that were granted in the nine months ended September 30, 2020.
The Company uses a Monte Carlo simulation option-pricing model to determine the fair value of restricted stock units with a service and market condition. The Company used total shareholder return ("TSR") as the performance measurement in the restricted stock units with a service and market condition that were granted in the nine months ended September 30, 2020. There were no significant changes in the assumptions used to determine the fair value of restricted stock units with a service and market condition that were granted in 2020 compared to the prior year.
The following table presents, by operating expense category, the Company's stock-based compensation expense recognized in the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues	$7,856	$7,104	$24,854	$18,616
Sales and marketing	17,630	15,794	54,390	44,252
General and administrative	49,762	40,973	152,414	111,545
Total	$75,248	$63,871	$231,658	$174,413
13.    Segment Information
While the Company has one primary line of business, which is the design, build-out and operation of IBX data centers, it has determined that it has three reportable segments comprised of its Americas, EMEA and Asia-Pacific geographic regions. The Company's chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on the Company's revenues and adjusted EBITDA performance both on a consolidated basis and based on these three reportable segments.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following tables present revenue information disaggregated by product lines and geographic areas (in thousands):

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$450,030	$391,773	$236,762	$1,078,565	$1,348,482	$1,135,247	$686,658	$3,170,387
Interconnection	156,677	55,700	48,565	260,942	460,993	155,145	136,376	752,514
Managed infrastructure	28,954	30,690	22,614	82,258	83,372	89,839	66,588	239,799
Other (1)	3,911	5,581	815	10,307	14,212	14,177	815	29,204
Recurring revenues	639,572	483,744	308,756	1,432,072	1,907,059	1,394,408	890,437	4,191,904
Non-recurring revenues	32,760	34,339	20,596	87,695	88,597	90,674	63,255	242,526
Total	$672,332	$518,083	$329,352	$1,519,767	$1,995,656	$1,485,082	$953,692	$4,434,430

(1) Includes some leasing and hedging activities.

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$441,596	$357,201	$214,304	$1,013,101	$1,325,663	$1,036,121	$637,703	$2,999,487
Interconnection	146,212	41,063	39,495	226,770	427,235	117,202	114,148	658,585
Managed infrastructure	24,082	27,651	22,553	74,286	68,777	85,136	66,940	220,853
Other (1)	3,392	1,787	—	5,179	14,723	6,561	—	21,284
Recurring revenues	615,282	427,702	276,352	1,319,336	1,836,398	1,245,020	818,791	3,900,209
Non-recurring revenues	29,993	30,438	17,043	77,474	97,663	97,635	49,498	244,796
Total	$645,275	$458,140	$293,395	$1,396,810	$1,934,061	$1,342,655	$868,289	$4,145,005

(1) Includes some leasing and hedging activities.
No single customer accounted for 10% or greater of the Company's accounts receivable or revenues for the three and nine months ended September 30, 2020 and 2019.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The Company defines adjusted EBITDA as income from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain or loss on asset sales as presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Adjusted EBITDA:
Americas	$290,550	$306,656	$886,270	$923,546
EMEA	263,216	212,518	736,971	621,235
Asia-Pacific	183,479	155,528	518,255	467,086
Total adjusted EBITDA	737,245	674,702	2,141,496	2,011,867
Depreciation, amortization and accretion expense	(362,286)	(321,746)	(1,048,151)	(957,001)
Stock-based compensation expense	(75,248)	(63,871)	(231,658)	(174,413)
Impairment charges	(7,306)	(1,189)	(7,306)	(16,023)
Transaction costs	(5,840)	(2,991)	(30,987)	(8,236)
Gain on asset sales	1,785	463	928	463
Income from operations	$288,350	$285,368	$824,322	$856,657

The Company also provides the following additional segment disclosures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation and amortization:
Americas	$182,537	$168,999	$534,545	$503,013
EMEA	100,861	86,607	286,247	258,752
Asia-Pacific	77,290	66,285	224,358	192,528
Total	$360,688	$321,891	$1,045,150	$954,293
Capital expenditures:
Americas	$237,737	$203,281	$604,051	$521,399
EMEA	249,310	171,293	568,702	506,499
Asia-Pacific	78,238	182,248	275,421	337,062
Total	$565,285	$556,822	$1,448,174	$1,364,960
The Company's long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, located in the following geographic areas as of (in thousands):

	September 30, 2020	December 31, 2019
Americas	$5,717,181	$5,400,287
EMEA	4,566,129	4,051,701
Asia-Pacific	2,827,244	2,700,609
Total Property, plant and equipment, net	$13,110,554	$12,152,597

Americas	$356,465	$387,598
EMEA	511,294	521,129
Asia-Pacific	568,578	566,640
Total Operating lease right-of-use assets	$1,436,337	$1,475,367

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
14.    Subsequent Events
Completion of the Bell Acquisition
In October 2020, the Company completed the acquisition of 12 data center sites in Canada and their operations from Bell, with one remaining data center in Ottawa Canada, which the Company expects to be acquired in the fourth quarter of 2020 as the closing conditions are satisfied. Refer to Note 4 for a discussion of this acquisition.
1.000% Senior Notes due 2025, 1.550% Senior Notes due 2028, and 2.950% Senior Notes due 2051
On October 7, 2020, the Company issued $700.0 million aggregate principal amount of 1.000% Senior Notes due 2025 (the “2025 Notes”), $650.0 million aggregate principal amount of 1.550% Senior Notes due 2028 (the “2028 Notes"), and $500.0 million aggregate principal amount of 2.950% Senior Notes due 2051 (the “2051 Notes”). Interest on these notes is payable semi-annually on March 15 and September 15 of each year, commencing March 15, 2021. Debt issuance costs and debt discounts related to the 2025 Notes, 2028 Notes, and 2051 Notes were $5.5 million, $5.2 million, and $5.3 million, respectively.
Redemption of 2.875% Senior Notes due 2025 and 2.875% Senior Notes due 2026
On October 23, 2020, the Company used a portion of the net cash proceeds from the issuance of 2025, 2028, and 2051 Notes, as described above, to fund the redemption of all of the outstanding €1.0 billion 2.875% Senior Notes due 2025 and €0.5 billion aggregate principal amount of its outstanding €1.0 billion aggregate principal amount 2.875% Senior Notes due 2026. In connection with the redemption, the Company incurred $44.2 million of loss on debt extinguishment, including $29.3 million in redemption premium that was paid in cash and $14.9 million related to the write-off of unamortized debt issuance costs.
Declaration of dividends
On October 28, 2020, the Company declared a quarterly cash dividend of $2.66 per share, which is payable on December 9, 2020 to the Company's common stockholders of record as of the close of business on November 18, 2020.
2020 ATM Program
On October 30, 2020, the Company entered into an equity distribution agreement with various financial institutions, establishing an "at the market" equity offering program, under which the Company may offer and sell from time to time up to an aggregate of $1.5 billion of its common stock in "at the market" transactions (the "2020 ATM Program"). No sales have been made under the 2020 ATM Program to date. The Company’s previous equity distribution agreement, dated December 19, 2018 has been terminated.

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
Our management's discussion and analysis of financial condition and results of operations is intended to assist readers in understanding our financial information from our management's perspective and is presented as follows:

•Overview
•Results of Operations
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Contractual Obligations and Off-Balance-Sheet Arrangements
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
Overview
Equinix provides a global, vendor-neutral data center, interconnection and edge services platform with offerings that aim to enable our customers to reach everywhere, interconnect everyone and integrate everything. Global enterprises, service providers and business ecosystems of industry partners rely on Equinix IBX data centers and expertise around the world for the safe housing of their critical IT equipment and to protect and connect the world's most valued information assets. They also look to Platform Equinix® for the ability to directly and securely interconnect to the networks, clouds and content that enable today's information-driven global digital economy. Recent Equinix IBX data center openings and acquisitions, as well as xScaleTM data center investments, have expanded our total global footprint to 227 IBX and xScale data centers, including 12 data center sites acquired from Bell on October 1, 2020 and one remaining data center in Ottawa Canada which we expect to be acquired in the fourth quarter of 2020 as the closing conditions are satisfied, across 63 markets around the world. Equinix offers the following solutions:
•premium data center colocation;
•interconnection and data exchange solutions;
•edge services for deploying networking, security and hardware; and
•remote expert support and professional services.
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
The cabinet utilization rate represents the percentage of cabinet space billed versus total cabinet capacity, which is used to measure how efficiently we are managing our cabinet capacity. Our cabinet utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. Our cabinet utilization rates were approximately 79% and 81%, respectively, as of September 30, 2020 and 2019. Excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our cabinet utilization rate would have increased to approximately 81% as of September 30, 2020. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, operating results and cash flows.
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
Revenue:
Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during the past three years, more than 80% of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. Our largest customer accounted for approximately 3% of our recurring revenues for both the three and nine months ended September 30, 2020 and 2019. Our 50 largest customers accounted for approximately 41% and 39%, respectively, of our recurring revenues for the three months ended September 30, 2020 and 2019. Our 50 largest customers accounted for approximately 39% of our recurring revenues for the nine months ended September 30, 2020 and 2019.
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
Taxation as a REIT
We elected to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with our 2015 taxable year. As of September 30, 2020, our REIT structure included all of our data center operations in the U.S., Canada, Mexico, Japan, Singapore and the data center operations in EMEA with the exception of Bulgaria, the United Arab Emirates, and the data center operations outside Amsterdam in the Netherlands. Our data center operations in other jurisdictions are operated as taxable REIT subsidiaries ("TRSs"). We included our interest in the EMEA Joint Venture in our REIT structure.
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
On each of March 18, 2020, June 17, 2020 and September 23, 2020 we paid a quarterly cash dividend of $2.66 per share. On October 28, 2020, we declared a quarterly cash dividend of $2.66 per share, payable on December 9, 2020, to our common stockholders of record as of the close of business on November 18, 2020. We expect the amount of all of our 2020 quarterly distributions and other applicable distributions to equal or exceed our REIT taxable income to be recognized in 2020.
The Impact of COVID-19 on Our Results and Operations
In December 2019, a novel strain of coronavirus, referred to as Coronavirus disease 2019, or COVID-19, emerged. In February 2020, the World Health Organization (WHO) raised the COVID-19 threat from high to very high, and in March 2020, the WHO characterized COVID-19 as a global pandemic. The global pandemic and the efforts implemented to address the pandemic, including the issuance of “shelter-in-place” orders and social distancing guidelines, have impacted major economic and financial markets globally.
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
Most of our corporate offices remain closed as a result of the pandemic and we instructed our non-IBX employees in these offices to work from home until further notice. We have announced a phased plan for return-to-office for non-IBX attached sites and have been following this plan to open certain offices with occupancy limits as local conditions allow. Additionally, we have decided to continue to limit employee travel and have made the decision to either postpone or virtualize all global events through January 2021.
We are experiencing some construction delays, however, to date, the construction delays and additional costs are insignificant relative to the overall project duration and budget. All equipment for construction projects which are scheduled to be placed in service in 2020 has been ordered, and is currently being manufactured or delivered. We are actively monitoring our vendors and suppliers to evaluate any anticipated changes in equipment availability or delivery timetables. We have redundancies built into our supply chain of vendors and, to the best of our ability, we keep a stock of critical items on site to ensure repairs can be completed. To date, we have not observed any significant disruption to our IBX data center operations due to supply chain impacts from COVID-19.
During the three and nine months ended September 30, 2020, the COVID-19 pandemic did not have a material impact on our results of operations. The majority of our revenue is derived from large companies across a diverse set of industries. Customers operating in sectors more drastically impacted by the COVID-19 pandemic, such as retail, travel, and energy, made up an insignificant percentage of our revenue. During the nine months ended September 30, 2020, we booked an insignificant revenue reserve due to the COVID-19 impact. Smart Hands service revenues declined during the nine months ended September 30, 2020, as we waived Smart Hands service fees from the affected customers in certain circumstances during the first few months of the pandemic. We ceased to waive Smart Hands service fees for most customers as of June 30, 2020. We assessed realized and potential credit deterioration of our customers due to changes in the macroeconomic environment, considered the potential for payment term revision requests, and as a result, increased our allowance for doubtful accounts for accounts receivable by an insignificant amount for the nine months ended September 30, 2020. We also incurred one-time cash bonuses and compensation expense of $8.6 million for our IBX employees as well as other employees to support their work-from-home requirements during the first quarter of 2020. We have seen some travel expense savings during the nine months ended September 30, 2020 and expect to see a reduction for the rest of this year resulting from travel restrictions imposed in response to the COVID-19 pandemic.
Looking ahead, the full impact of the COVID-19 pandemic on our financial condition or results of operations remains uncertain and will depend on a number of factors, the duration and potential cyclicity of the health crisis, further public policy actions to be taken in response, as well as the continued impact of the pandemic on the global economy and our customers and vendors. Our past results may not be indicative of our future performance and historical trends may differ materially.
For additional details regarding the impacts and risks to our business from the COVID-19 pandemic, refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A. Risk Factors included elsewhere in this Quarterly Report on Form 10-Q.
2020 Highlights:
•In January, we redeemed the remaining $343.7 million principal amount of the 5.375% Senior Notes due 2022. See Note 10 within the Condensed Consolidated Financial Statements.
•In January, we completed the acquisition of three data centers in Mexico from Axtel S.A.B. de C.V. (“Axtel”) for a total purchase consideration of approximately $189.0 million. See Note 4 within the Condensed Consolidated Financial Statements.
•In March, we completed the acquisition of Packet Host, Inc. (“Packet”), a leading bare metal automation platform for a total cash purchase price of approximately $290.3 million. See Note 4 within the Condensed Consolidated Financial Statements.

•In March, we borrowed a total of $250.0 million under our Revolving Facility, which was fully repaid in May. As of September 30, 2020, the amount available to borrow under the Revolving Facility was approximately $1.9 billion. See Note 10 within the Condensed Consolidated Financial Statements.
•In April, we entered into a credit agreement which provides for senior unsecured 364-day term loan facilities in an aggregate principal amount of $750.0 million. On April 15, 2020, we borrowed $391.0 million, as well as €100.0 million or $109.8 million at the exchange rate in effect on that date. In May and June, we repaid all amounts outstanding under the 364-day term loan facilities. See Note 10 within the Condensed Consolidated Financial Statements.
•In April, we entered into an agreement to form a second joint venture in the form of a limited liability partnership with GIC to develop and operate xScale data centers in Asia-Pacific. Upon closing, GIC will contribute cash in exchange for an 80% partnership interest in the Asia-Pacific Joint Venture. We agreed to sell three development sites in Japan, Osaka 2, Tokyo 12, and Tokyo 14, to the Asia-Pacific Joint Venture in exchange for a 20% partnership interest in the Asia-Pacific Joint Venture and cash proceeds. The assets and liabilities of these data center facilities, which are currently included within our Asia-Pacific operating segment, were classified as held for sale as of September 30, 2020. The transaction is expected to close in the fourth quarter of 2020, pending regulatory approval and other closing conditions. See Note 5 within the Condensed Consolidated Financial Statements.
•In May 2020, we issued and sold 2,587,500 shares of common stock in a public offering for net proceeds of approximately $1,683.1 million, after deducting underwriting discounts, commissions and offering expenses. See Note 12 within the Condensed Consolidated Financial Statements.
•In June, we issued $2.6 billion in Senior Notes due 2025, 2027, 2030 and 2050. In July, using a portion of the proceeds, we redeemed all of our outstanding €750.0 million 2.875% Senior Notes due 2024 and $1.1 billion 5.875% Senior Notes due 2026. See Note 10 within the Condensed Consolidated Financial Statements.
•In August, we entered into an agreement to purchase the India operations of GPX Global Systems, Inc. ("GPX India"), representing two data centers in Mumbai, India for approximately $161.0 million in an all-cash transaction (the “GPX India Acquisition”). The GPX India Acquisition is expected to close in the first quarter of 2021, subject to customary closing conditions including regulatory approval. See Note 4 within the Condensed Consolidated Financial Statements.
•During the nine months ended September 30, 2020, we sold 415,512 shares under our "at-the-market" stock offering program (the "ATM Program") for approximately $298.3 million in proceeds, net of payment of commissions to sales agents and other offering expenses. See Note 12 within the Condensed Consolidated Financial Statements.
•In October, we completed the acquisition of 12 data center sites across Canada from BCE Inc. ("Bell"), with one remaining data center in Ottawa Canada, which we expect to be acquired in the fourth quarter of 2020 as the closing conditions are satisfied. See Note 4 within the Condensed Consolidated Financial Statements.
•In October, we issued $1.85 billion in Senior Notes due in 2025, 2028 and 2051. On October 23, 2020, using a portion of the net proceeds, we redeemed all of our outstanding €1.0 billion aggregate principal amount 2.875% Senior Notes due 2025, as well as €0.5 billion of our outstanding €1.0 billion aggregate principal amount 2.875% Senior Notes due 2026. See Note 14 within the Condensed Consolidated Financial Statements.
•In October, we entered into an equity distribution agreement with various financial institutions, establishing an "at the market" equity offering program, under which we may offer and sell from time to time up to an aggregate of $1.5 billion of our common stock in "at the market" transactions. See Note 14 within the Condensed Consolidated Financial Statements.
Results of Operations
Our results of operations for the three and nine months ended September 30, 2020 include the results of operations from the acquisitions of Packet Host, Inc. from March 2, 2020 and three data centers in Mexico from Axtel S.A.B. de C.V. from January 8, 2020.
In order to provide a framework for assessing our performance excluding the impact of foreign currency fluctuations, we supplement the year-over-year actual change in operating results with comparative changes on a constant currency basis. Presenting constant currency results of operations is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for further discussion.
Three Months Ended September 30, 2020 and 2019
Revenues. Our revenues for the three months ended September 30, 2020 and 2019 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three Months Ended September 30,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas:
Recurring revenues	$639,572	42%	$615,282	44%	4%	6%
Non-recurring revenues	32,760	2%	29,993	2%	9%	11%
	672,332	44%	645,275	46%	4%	6%
EMEA:
Recurring revenues	483,744	32%	427,702	31%	13%	14%
Non-recurring revenues	34,339	2%	30,438	2%	13%	7%
	518,083	34%	458,140	33%	13%	14%
Asia-Pacific:
Recurring revenues	308,756	21%	276,352	20%	12%	10%
Non-recurring revenues	20,596	1%	17,043	1%	21%	19%
	329,352	22%	293,395	21%	12%	10%
Total:
Recurring revenues	1,432,072	95%	1,319,336	95%	9%	10%
Non-recurring revenues	87,695	5%	77,474	5%	13%	11%
	$1,519,767	100%	$1,396,810	100%	9%	10%
Revenues
(dollars in thousands)
Americas Revenues. During the three months ended September 30, 2020, Americas revenue increased by 4% (6% on a constant currency basis). Growth in Americas revenues was primarily due to:

•approximately $13.4 million of incremental revenues from the Packet and Axtel acquisitions;
•$6.9 million of incremental revenues generated from our recently-opened IBX data centers or IBX data center expansions;
•higher non-recurring revenues, primarily due to increases in Equinix Infrastructure Service ("EIS") products sales; and
•an increase in orders from both our existing customers and new customers during the period.
EMEA Revenues. During the three months ended September 30, 2020, EMEA revenue increased by 13% (14% on a constant currency basis). Growth in EMEA revenues was primarily due to:
•approximately $24.8 million of incremental revenues generated from our recently-opened IBX data centers or IBX data center expansions;
•higher non-recurring revenues, primarily due to increases in EIS products sales; and
•an increase in orders from both our existing customers and new customers during the period.
The increase was partially offset by:
•a net decrease of $24.8 million of realized cash flow hedge gains from foreign currency forward contracts.
Asia-Pacific Revenues. During the three months ended September 30, 2020, Asia-Pacific revenue increased by 12% (10% on a constant currency basis). Growth in Asia-Pacific revenue was primarily due to:
•approximately $10.8 million of incremental revenues generated from our recently-opened IBX data centers or IBX data center expansions;
•higher non-recurring revenues, primarily due to increases in EIS products sales; and
•an increase in orders from both our existing customers and new customers during the period.
Cost of Revenues. Our cost of revenues for the three months ended September 30, 2020 and 2019 were split among the following geographic regions (dollars in thousands):

	Three Months Ended September 30,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas	$307,594	40%	$286,274	41%	7%	10%
EMEA	278,577	36%	253,715	36%	10%	9%
Asia-Pacific	181,808	24%	164,350	23%	11%	9%
Total	$767,979	100%	$704,339	100%	9%	9%

Cost of Revenues
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the three months ended September 30, 2020, Americas cost of revenues increased by 7% (10% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:
•approximately $10.0 million of incremental cost of revenues from the Packet and Axtel acquisitions;
•$5.3 million of higher property taxes driven by IBX data center expansions;
•$3.4 million of higher costs incurred to support growth in EIS revenues; and
•$2.3 million of higher outside service costs, primarily driven by additional spending on personal protective equipment and cleaning services for our IBX employees in response to the COVID-19 pandemic.
EMEA Cost of Revenues. During the three months ended September 30, 2020, EMEA cost of revenues increased by 10% (9% on a constant currency basis). The increase in our EMEA cost of revenues was primarily due to:
•$15.9 million of higher depreciation expenses driven by IBX data center expansions in the United Kingdom, United Arab Emirates, and Germany;
•$7.9 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth;
•$3.8 million of higher utilities costs, primarily driven by expansions and higher utility usage in Germany;
•$3.6 million of higher rent and facilities costs and repairs and maintenance expense; and
•$3.4 million of higher taxes, licenses, and insurance, primarily driven by IBX data center expansions in the United Kingdom.
This increase was partially offset by:
•$9.1 million decrease of realized cash flow hedge losses from foreign currency forward contracts.
Asia-Pacific Cost of Revenues. During the three months ended September 30, 2020, Asia-Pacific cost of revenues increased by 11% (9% on a constant currency basis). The increase in our Asia-Pacific cost of revenues was primarily due to:
•$10.5 million of higher depreciation expense, primarily from IBX data center expansions in Singapore, Hong Kong, and Australia;
•$3.1 million of higher utilities costs, primarily driven by expansions and higher utility usage in Hong Kong, Australia, and Japan; and
•$1.9 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.

We expect Americas, EMEA and Asia-Pacific cost of revenues to increase as we continue to grow our business, including from the impact of acquisitions.
Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended September 30, 2020 and 2019 were split among the following geographic regions (dollars in thousands):

	Three Months Ended September 30,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas	$111,727	65%	$99,783	62%	12%	13%
EMEA	37,175	22%	38,839	24%	(4)%	(5)%
Asia-Pacific	23,825	13%	22,952	14%	4%	2%
Total	$172,727	100%	$161,574	100%	7%	8%
Sales and Marketing Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. During the three months ended September 30, 2020, Americas sales and marketing expenses increased by 12% (13% on a constant currency basis). The increase in our Americas sales and marketing expenses was primarily due to:
•$9.7 million of higher compensation costs, including sales compensation, salaries and stock-based compensation, primarily due to additional compensation expenses incurred related to our recent acquisitions and overall headcount growth; and
•$2.9 million of higher advertising and promotions costs, primarily due to higher spending for online advertising and digital consultancy.
The increase was partially offset by lower travel and entertainment expenses resulting from travel restrictions imposed in response to the COVID-19 pandemic.
EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expense did not materially change during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expense did not materially change during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.
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

General and Administrative Expenses. Our general and administrative expenses for the three months ended September 30, 2020 and 2019 were split among the following geographic regions (dollars in thousands):

	Three Months Ended September 30,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas	$200,404	72%	$169,336	70%	18%	19%
EMEA	53,150	19%	49,870	21%	7%	7%
Asia-Pacific	25,796	9%	22,606	9%	14%	13%
Total	$279,350	100%	$241,812	100%	16%	16%
 General and Administrative Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the three months ended September 30, 2020, Americas general and administrative expenses increased by 18% (19% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily due to:
•$13.5 million of higher compensation costs, including salaries, bonuses and stock-based compensation, partially due to additional compensation expenses incurred related to our recent acquisitions, higher payroll taxes and overall headcount growth;
•$7.3 million of higher consulting expenses in support of our business growth;
•$6.0 million of higher depreciation expense associated with systems to support the integration and growth of our business; and
•$4.2 million of higher office expenses due to additional software and support services.
The increase was partially offset by $4.8 million lower travel and entertainment expenses resulting from travel restrictions imposed in response to the COVID-19 pandemic.
EMEA General and Administrative Expenses. During the three months ended September 30, 2020, EMEA general and administrative expenses increased by 7% (and also 7% on a constant currency basis). The increase in our EMEA general and administrative expenses was primarily due to:
•$8.4 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to additional compensation expenses incurred related to our recent acquisitions, higher payroll taxes and overall headcount growth.
This increase was partially offset by:

•$2.2 million of lower costs incurred related to lower travel and entertainment expenses resulting from travel restrictions imposed in response to the COVID-19 pandemic; and
•$1.8 million net decrease of realized cash flow hedge losses from foreign currency forward contracts.
Asia-Pacific General and Administrative Expenses. During the three months ended September 30, 2020, Asia-Pacific general and administrative expenses increased by 14% (13% on a constant currency basis). The increase in our Asia-Pacific general and administrative expenses was primarily due to:
•$2.1 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to additional compensation expenses incurred related to our recent acquisitions, higher payroll taxes and overall headcount growth.
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
Transaction Costs. During the three months ended September 30, 2020, we recorded transaction costs of $5.8 million, primarily related to costs incurred in connection with the acquisition of Bell data centers in the Americas region and the pending acquisition of GPX India in the Asia-Pacific region. During the three months ended September 30, 2019, we recorded transaction costs of $3.0 million, primarily related to costs incurred in connection with the formation of the Joint Venture in the EMEA region.
Impairment Charge. During the three months ended September 30, 2020, we recorded an impairment charge of $7.3 million in the Asia-Pacific region as a result of the fair value adjustment of the Asia-Pacific Joint Venture xScale data center assets, which were classified as a held for sale asset as of September 30, 2020. During the three months ended September 30, 2019, we did not record a significant amount of impairment charges.
Gain on Asset Sales. During the three months ended September 30, 2020 and September 30, 2019, we did not record a significant amount of gain on asset sales.
Income from Operations. Our income from operations for the three months ended September 30, 2020 and 2019 was split among the following geographic regions (dollars in thousands):

	Three Months Ended September 30,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas	$50,657	18%	$88,494	31%	(43)%	(38)%
EMEA	148,992	51%	113,771	40%	31%	39%
Asia-Pacific	88,701	31%	83,103	29%	7%	4%
Total	$288,350	100%	$285,368	100%	1%	3%
Americas Income from Operations. During the three months ended September 30, 2020, Americas income from operations decreased by 43% (38% on a constant currency basis). The decrease in our Americas income from operations was primarily due to higher operating expenses as a percentage of revenues. Namely, a large increase in general and administrative expenses was primarily driven by higher compensation costs, which were in part related to the Packet and Axtel acquisitions, along with higher office, consulting and depreciation expenses.
EMEA Income from Operations. During the three months ended September 30, 2020, EMEA income from operations increased by 31% (39% on a constant currency basis). The increase in our EMEA income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above, as well as lower operating expenses as a percentage of revenues.
Asia-Pacific Income from Operations. During the three months ended September 30, 2020, Asia-Pacific income from operations increased by 7% (4% on a constant currency basis). The increase in our Asia-Pacific income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above, as well as lower operating expenses as a percentage of revenues.

Interest Income. Interest income was $1.5 million and $8.2 million, respectively, for the three months ended September 30, 2020 and 2019. The average annualized yield for the three months ended September 30, 2020 was 0.16% versus 2.15% for the three months ended September 30, 2019.
Interest Expense. Interest expense decreased to $99.7 million for the three months ended September 30, 2020 from $118.7 million for the three months ended September 30, 2019, primarily attributable to the tender and redemption of the 5.375% Senior Notes due 2022, 2.875% Euro Senior Notes due 2024 and 5.875% Senior Notes due 2026, partially offset by the issuance of the 1.250% Senior Notes due 2025, 1.800% Senior Notes due 2027, 2.150% Senior Notes due 2030, and 3.000% Senior Notes due 2050. During the three months ended September 30, 2020 and 2019, we capitalized $7.1 million and $8.4 million, respectively, of interest expense to construction in progress.
Other Income. We recorded net other income of $0.2 million and $3.4 million, respectively, for the three months ended September 30, 2020 and 2019. Other income is primarily comprised of foreign currency exchange gains and losses during the periods.
Gain (Loss) on Debt Extinguishment. We recorded a loss on debt extinguishment of $93.5 million during the three months ended September 30, 2020 due to the redemption of 2.875% Euro Senior Notes due 2024 and 5.875% Senior Notes due 2026. We did not record a significant amount of gain on debt extinguishment during the three months ended September 30, 2019.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal and state income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2020 and December 31, 2019, respectively. As such, other than tax on built-in-gains recognized, state income taxes, and foreign income and withholding taxes, as applicable, no provision for income taxes has been included for the REIT and its QRSs in the accompanying condensed consolidated financial statements for the three months ended September 30, 2020 and 2019.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that may otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the three months ended September 30, 2020 and 2019.
For the three months ended September 30, 2020 and 2019, we recorded $29.9 million and $57.8 million of income tax expense, respectively. Our effective tax rates were 30.9% and 32.4% for the three months ended September 30, 2020 and 2019, respectively.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to income or loss from operations. Our adjusted EBITDA for the three months ended September 30, 2020 and 2019 was split among the following geographic regions (dollars in thousands):

	Three Months Ended September 30,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas	$290,550	39%	$306,656	46%	(5)%	(3)%
EMEA	263,216	36%	212,518	31%	24%	25%
Asia-Pacific	183,479	25%	155,528	23%	18%	16%
Total	$737,245	100%	$674,702	100%	9%	10%
Americas Adjusted EBITDA. During the three months ended September 30, 2020, Americas adjusted EBITDA decreased by 5% (3% on a constant currency basis). The decrease in our Americas adjusted EBITDA was primarily due to the increase in cash compensation expenses, consulting expenses and office expenses.

EMEA Adjusted EBITDA. During the three months ended September 30, 2020, EMEA adjusted EBITDA increased by 24% (25% on a constant currency basis). The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above, as well as lower operating expenses as a percentage of revenues.
Asia-Pacific Adjusted EBITDA. During the three months ended September 30, 2020, Asia-Pacific adjusted EBITDA increased by 18% (16% on a constant currency basis). The increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above, as well as lower operating expenses as a percentage of revenues.

Nine Months Ended September 30, 2020 and 2019
Revenues. Our revenues for the nine months ended September 30, 2020 and 2019 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Nine Months Ended September 30,				% Change
	2020	%	2019	%	Actual	Constant Currency (1)
Americas:
Recurring revenues	$1,907,059	43%	$1,836,398	44%	4%	6%
Non-recurring revenues	88,597	3%	97,663	3%	(9)%	(8)%
	1,995,656	46%	1,934,061	47%	3%	5%
EMEA:
Recurring revenues	1,394,408	31%	1,245,020	30%	12%	13%
Non-recurring revenues	90,674	2%	97,635	2%	(7)%	(7)%
	1,485,082	33%	1,342,655	32%	11%	12%
Asia-Pacific:
Recurring revenues	890,437	20%	818,791	20%	9%	9%
Non-recurring revenues	63,255	1%	49,498	1%	28%	28%
	953,692	21%	868,289	21%	10%	10%
Total:
Recurring revenues	4,191,904	94%	3,900,209	94%	7%	9%
Non-recurring revenues	242,526	6%	244,796	6%	(1)%	—%
	$4,434,430	100%	$4,145,005	100%	7%	8%

(1)As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.

Revenues
(dollars in thousands)

Americas Revenues. During the nine months ended September 30, 2020, Americas revenue increased by 3% (5% on a constant currency basis). Growth in Americas revenues was primarily due to:
•approximately $34.9 million of incremental revenues from the Packet and Axtel acquisitions;
•$13.6 million of incremental revenues generated from our recently-opened IBX data centers or IBX data center expansions; and
•an increase in orders from both our existing customers and new customers during the period.
The increase was partially offset by lower non-recurring revenues, primarily due to decreases in EIS products sales and lower revenues from Smart Hands products as during the nine months ended September 30, 2020, we waived certain Smart Hands service fees from the affected customers in order to restrict visits to our IBX facilities during the COVID-19 pandemic.
EMEA Revenues. During the nine months ended September 30, 2020, EMEA revenue increased by 11% (12% on a constant currency basis). Growth in EMEA revenues was primarily due to:
•approximately $53.4 million of incremental revenues generated from our recently-opened IBX data centers or IBX data center expansions; and
•an increase in orders from both our existing customers and new customers during the period.
The increase was partially offset by:
•a net decrease of $12.6 million of realized cash flow hedge gains from foreign currency forward contracts; and
•lower non-recurring revenues, primarily due to decreases in EIS products sales and lower revenues from Smart Hands products as during the nine months ended September 30, 2020, we waived certain Smart Hands service fees from the affected customers in order to restrict visits to our IBX facilities during the COVID-19 pandemic.
Asia-Pacific Revenues. During the nine months ended September 30, 2020, Asia-Pacific revenue increased by 10% (and also 10% on a constant currency basis). Growth in Asia-Pacific revenue was primarily due to:
•approximately $29.7 million of incremental revenues generated from our recently-opened IBX data centers or IBX data center expansions;

•higher non-recurring revenues, primarily due to increases in EIS products sales; and
•an increase in orders from both our existing customers and new customers during the period.
Cost of Revenues. Our cost of revenues for the nine months ended September 30, 2020 and 2019 were split among the following geographic regions (dollars in thousands):

	Nine Months Ended September 30,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas	$905,580	40%	$858,998	41%	5%	8%
EMEA	804,791	36%	748,045	36%	8%	8%
Asia-Pacific	533,234	24%	477,505	23%	12%	12%
Total	$2,243,605	100%	$2,084,548	100%	8%	9%
Cost of Revenues
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the nine months ended September 30, 2020, Americas cost of revenues increased by 5% (8% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:
•approximately $27.9 million of incremental cost of revenues from the Packet and Axtel acquisitions;
•$8.5 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth and additional bonuses paid to IBX employees for supporting our business during the COVID-19 pandemic;
•$5.2 million of higher property tax costs driven by IBX data center expansions;
•$4.1 million of higher consulting services and office expense, primarily due to project integration and additional spending on personal protective equipment for our IBX employees in response to the COVID-19 pandemic; and
•$3.4 million of higher utilities cost driven by IBX data center expansions primarily in U.S.
This increase was partially offset by:
•$2.0 million of lower costs related to decreased EIS revenues.
EMEA Cost of Revenues. During the nine months ended September 30, 2020, EMEA cost of revenues increased by 8% (and also 8% on a constant currency basis). The increase in our EMEA cost of revenues was primarily due to:
•$34.2 million of higher depreciation expenses driven by IBX data center expansions in the United Kingdom, Germany, United Arab Emirates, and the Netherlands;

•$19.1 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth and additional bonuses to IBX employees for supporting our business during the COVID-19 pandemic;
•$10.0 million of higher utilities costs driven by increased utility usage to support IBX data center expansions and utility price increases, primarily in Germany;
•$9.2 million of higher rent and facilities costs and repairs and maintenance expense in Germany, the Netherlands, the United Kingdom, and Spain; and
•$8.2 million of higher consulting services and office expense, primarily due to the timing of spending and additional spending on personal protective equipment for our IBX employees in response to the COVID-19 pandemic.
This increase was partially offset by:
•$16.5 million of net decrease in other cost of revenue, primarily due to lower costs related to decreased EIS revenues in Germany, the United Kingdom, and Sweden; and
•$8.7 million of lower other expenses, as there was a general contractor bankruptcy during the nine months ended September 30, 2019, which resulted in incremental legal claim charges in the prior year.
Asia-Pacific Cost of Revenues. During the nine months ended September 30, 2020, Asia-Pacific cost of revenues increased by 12% (and also 12% on a constant currency basis). The increase in our Asia-Pacific cost of revenues was primarily due to:
•$31.6 million of higher depreciation expense, primarily from IBX data center expansions in Singapore, Japan, Australia and Hong Kong;
•$9.2 million of higher utilities costs, primarily driven by expansions and higher utility usage in Hong Kong, Singapore, and Japan;
•$6.5 million of higher costs from increased EIS revenues, primarily in Japan; and
•$6.0 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth and additional bonuses to IBX employees for supporting our business during the COVID-19 pandemic.
We expect Americas, EMEA and Asia-Pacific cost of revenues to increase as we continue to grow our business, including from the impacts of acquisitions.

Sales and Marketing Expenses. Our sales and marketing expenses for the nine months ended September 30, 2020 and 2019 were split among the following geographic regions (dollars in thousands):

	Nine Months Ended September 30,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas	$335,797	63%	$302,417	62%	11%	12%
EMEA	121,836	23%	119,752	24%	2%	3%
Asia-Pacific	73,668	14%	68,321	14%	8%	9%
Total	$531,301	100%	$490,490	100%	8%	9%
Sales and Marketing Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. During the nine months ended September 30, 2020, Americas sales and marketing expenses increased by 11% (12% on a constant currency basis). The increase in our Americas sales and marketing expenses was primarily due to:
•$25.7 million of higher compensation costs, including sales compensation, salaries and stock-based compensation, partially due to additional compensation expenses incurred related to our recent acquisitions and headcount growth;
•$6.3 million of higher advertising and promotions expenses primarily due to higher spending in online advertising, digital marketing strategies and digital consultancy; and
•$3.8 million of higher amortization expenses due to recent acquisitions of Axtel and Packet.
This increase was partially offset by $3.3 million lower travel and entertainment expenses resulting from travel restrictions imposed in response to the COVID-19 pandemic.
EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expense did not materially change during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.
Asia-Pacific Sales and Marketing Expenses. During the nine months ended September 30, 2020, Asia-Pacific sales and marketing expenses increased by 8% (9% on a constant currency basis). The increase in our Asia-Pacific sales and marketing expenses was primarily due to:
•$6.3 million increase of higher compensation costs, including sales compensation, salaries, and stock-based compensation due to headcount growth.
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
General and Administrative Expenses. Our general and administrative expenses for the nine months ended September 30, 2020 and 2019 were split among the following geographic regions (dollars in thousands):

	Nine Months Ended September 30,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas	$578,610	73%	$477,471	69%	21%	22%
EMEA	144,454	18%	143,297	21%	1%	1%
Asia-Pacific	74,773	9%	68,746	10%	9%	10%
Total	$797,837	100%	$689,514	100%	16%	17%

 General and Administrative Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the nine months ended September 30, 2020, Americas general and administrative expenses increased by 21% (22% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily due to:
•$54.6 million of higher compensation costs, including salaries, bonuses and stock-based compensation, partially due to additional compensation expenses incurred related to our recent acquisitions, higher payroll taxes, higher corporate bonus payment and overall headcount growth;
•$17.7 million of higher depreciation expense associated with the implementation of certain systems to support the integration and growth of our business;
•$15.9 million of higher consulting expenses in support of our business growth in Information Technology, Human Resources, and Finance; and
•$11.6 million of higher office expenses due to additional software and support services.
This increase was partially offset by:
•$7.9 million net decrease due to lower travel and entertainment expenses resulting from travel restrictions imposed in response to the COVID-19 pandemic.
EMEA General and Administrative Expenses. Our EMEA general and administrative expense did not materially change during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Asia-Pacific General and Administrative Expenses. During the nine months ended September 30, 2020, Asia-Pacific general and administrative expenses increased by 9% (10% on a constant currency basis). The increase in our Asia-Pacific general and administrative expense was primarily due to:
•$4.4 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
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
Transaction costs. During the nine months ended September 30, 2020, we recorded transaction costs totaling $31.0 million, primarily related to costs incurred in connection with the recent acquisitions and the anticipated formation of the Asia-Pacific Joint Venture. During the nine months ended September 30, 2019, we recorded transaction costs totaling $8.2 million, primarily related to costs incurred in connection with the formation of the EMEA Joint Venture.
Impairment Charge. During the nine months ended September 30, 2020, we recorded impairment charges of $7.3 million in the Asia-Pacific region as a result of the fair value adjustment of the Asia-Pacific Joint venture xScale data centers, which were classified as a held for sale asset as of September 30, 2020. During the nine months ended September 30, 2019, we recorded impairment charges of $16.0 million in the Americas region primarily as a result of the fair value adjustment for the New York 12 data center, which was classified as a held for sale asset.
Gain on Asset Sales. During the nine months ended September 30, 2020 and September 30, 2019, we did not record a significant amount of gain on asset sales.
Income from Operations. Our income from operations for the nine months ended September 30, 2020 and 2019 was split among the following geographic regions (dollars in thousands):

	Nine Months Ended September 30,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas	$156,388	19%	$277,700	32%	(44)%	(40)%
EMEA	413,150	50%	325,333	38%	27%	31%
Asia-Pacific	254,784	31%	253,624	30%	—%	1%
Total	$824,322	100%	$856,657	100%	(4)%	(2)%
Americas Income from Operations. During the nine months ended September 30, 2020, Americas income from operations decreased by 44% (40% on a constant currency basis). The decrease in our Americas income from operations was primarily due to higher operating expenses as a percentage of revenues. Namely, a large increase in general and administrative expenses was primarily driven by higher compensation costs and consulting expenses, which were in part related to the Packet and Axtel acquisitions, along with higher office expenses and depreciation expense.
EMEA Income from Operations. During the nine months ended September 30, 2020, EMEA income from operations increased by 27% (31% on a constant currency basis). The increase in our EMEA income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above, as well as lower operating expenses as a percentage of revenues.
Asia-Pacific Income from Operations. Our Asia-Pacific Income from Operations did not materially change during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.
Interest Income. Interest income was $7.4 million and $20.2 million, respectively, for the nine months ended September 30, 2020 and 2019. The average annualized yield for the nine months ended September 30, 2020 was 0.50% versus 1.85% for the nine months ended September 30, 2019.
Interest Expense. Interest expense decreased to $315.6 million for the nine months ended September 30, 2020 from $362.1 million for the nine months ended September 30, 2019, primarily attributable to the tender and redemption of the 5.375% Senior Notes due 2022, 5.375% Senior Notes due 2023, 2.875% Euro Senior Notes due 2024, 5.750% Senior Notes due 2025, and 5.875% Senior Notes due 2026, partially offset by the issuance of the 2.625% Senior Notes due 2024, 1.250% Senior Notes due 2025, 2.900% Senior Notes due 2026, 1.800% Senior Notes due 2027, 3.200% Senior Notes due 2029, 2.150% Senior Notes due 2030, and 3.000% Senior Notes due 2050. We capitalized $20.0 million and $24.2 million of interest expense to construction in progress for the nine months ended September 30, 2020 and 2019, respectively.
Other Income. We recorded net other income of $9.6 million and $15.4 million, respectively, for the nine months ended September 30, 2020 and September 30, 2019, which was primarily due to foreign currency exchange gains and losses, net of the impact from derivative instruments used to manage foreign exchange risks.
Loss on debt extinguishment. We recorded loss on debt extinguishment of $101.8 million during the nine months ended September 30, 2020, due to the redemption of 2.875% Euro Senior Notes due 2024, 5.875% Senior Notes due 2026 and the remaining balance of the 5.375% Senior Notes due 2022, as well as the termination of 364-day term loan facilities. During the nine months ended September 30, 2019, we did not record a significant amount of loss on debt extinguishment.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal and state income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2020 and December 31, 2019, respectively. As such, other than tax on built-in-gains recognized, state income taxes, and foreign income and withholding taxes, as applicable, no provision for income taxes has been included for the REIT and its QRSs in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2020 and 2019.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that may otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant. U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the nine months ended September 30, 2020 and 2019.
For the nine months ended September 30, 2020 and 2019, we recorded $104.8 million and $147.7 million of income tax expense, respectively. Our effective tax rates were 24.7% and 27.9%, for the nine months ended September 30, 2020 and 2019, respectively.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to income or loss from operations. Our adjusted EBITDA for the nine months ended September 30, 2020 and 2019 was split among the following geographic regions (dollars in thousands):

	Nine Months Ended September 30,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas	$886,270	41%	$923,546	46%	(4)%	(2)%
EMEA	736,971	34%	621,235	31%	19%	20%
Asia-Pacific	518,255	25%	467,086	23%	11%	12%
Total	$2,141,496	100%	$2,011,867	100%	6%	8%
Americas Adjusted EBITDA. During the nine months ended September 30, 2020, Americas adjusted EBITDA decreased by 4% (2% on a constant currency basis). The decrease in our Americas adjusted EBITDA was primarily due to the increase in cash compensation expenses, consulting expenses and office expenses.
EMEA Adjusted EBITDA. During the nine months ended September 30, 2020, EMEA adjusted EBITDA increased by 19% (20% on a constant currency basis). The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above.

Asia-Pacific Adjusted EBITDA. During the nine months ended September 30, 2020, Asia-Pacific adjusted EBITDA increased by 11% (12% on a constant currency basis). The increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above.
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

Adjusted EBITDA
We define adjusted EBITDA as income from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales as presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income from operations	$288,350	$285,368	$824,322	$856,657
Depreciation, amortization, and accretion expense	362,286	321,746	1,048,151	957,001
Stock-based compensation expense	75,248	63,871	231,658	174,413
Transaction costs	5,840	2,991	30,987	8,236
Impairment charges	7,306	1,189	7,306	16,023
Gain on asset sales	(1,785)	(463)	(928)	(463)
Adjusted EBITDA	$737,245	$674,702	$2,141,496	$2,011,867
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

Our FFO and AFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$66,831	$120,811	$319,138	$382,410
Net (income) loss attributable to non-controlling interests	(144)	39	(355)	45
Net income attributable to Equinix	66,687	120,850	318,783	382,455
Adjustments:
Real estate depreciation	232,110	209,903	676,510	624,655
(Gain) loss on disposition of real estate property	(1,313)	732	1,569	3,421
Adjustments for FFO from unconsolidated joint ventures	699	—	2,021	—
FFO attributable to common shareholders	$298,183	$331,485	$998,883	$1,010,531

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
FFO attributable to common shareholders	$298,183	$331,485	$998,883	$1,010,531
Adjustments:
Installation revenue adjustment	(3,797)	5,759	(3,629)	8,280
Straight-line rent expense adjustment	3,019	2,716	7,220	7,394
Contract cost adjustment	(7,111)	(10,179)	(22,852)	(29,305)
Amortization of deferred financing costs and debt discounts and premiums	3,884	3,196	11,788	9,429
Stock-based compensation expense	75,248	63,871	231,658	174,413
Non-real estate depreciation expense	78,356	63,151	220,565	182,049
Amortization expense	50,222	48,837	148,075	147,589
Accretion expense	1,598	(145)	3,001	2,708
Recurring capital expenditures	(38,327)	(47,404)	(86,191)	(105,077)
(Gain) Loss on debt extinguishment	93,494	(315)	101,803	67
Transaction costs	5,840	2,991	30,987	8,236
Impairment charges	7,306	1,189	7,306	16,023
Income tax expense adjustment	11,480	7,592	22,383	26,174
Adjustments for AFFO from unconsolidated joint ventures	287	—	1,183	—
AFFO attributable to common shareholders	$579,682	$472,744	$1,672,180	$1,458,511
Our AFFO results have improved due to the improved operating results discussed earlier in "Results of Operations," as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in "Overview."

Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies. During the three months ended September 30, 2020 as compared to the same period in 2019 the U.S. dollar was weaker relative to the Euro, British Pound, and Australian dollar, which resulted in a favorable foreign currency impact on revenue, operating income and adjusted EBITDA, and an unfavorable foreign currency impact on operating expenses. During the nine months ended September 30, 2020 as compared to the same period in 2019, the U.S. dollar was stronger relative to the Brazilian real, Singapore dollar and Australian dollar, which resulted in an unfavorable foreign currency impact on revenue, operating income and adjusted EBITDA, and a favorable foreign currency impact on operating expenses. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Our constant currency presentation excludes the impact of our foreign currency cash flow hedging activities. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our operating results. To present this information, our current period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the nine months ended September 30, 2019 are used as exchange rates for the nine months ended September 30, 2020 when comparing the nine months ended September 30, 2020 with the nine months ended September 30, 2019).
Liquidity and Capital Resources
As of September 30, 2020, our total indebtedness was comprised of debt and financing obligations totaling $12.4 billion consisting of:
•$9.3 billion of principal from our senior notes;
•Approximately $1.8 billion from our finance lease liabilities; and
•$1.3 billion of principal from our mortgage and loans payable (gross of debt issuance cost, debt discount, plus mortgage premium).
During the nine months ended September 30, 2020, we completed the following significant financing activities:
•Issued and sold 415,512 shares of common stock under our ATM Program, for proceeds of approximately $298.3 million, net of payment of commissions and other offering expenses;
•Borrowed and repaid $250.0 million under our revolving credit facility;
•Redeemed the remaining $343.7 million principal amount of our 5.375% Senior Notes due 2022, all of the outstanding €750.0 million principal amount of our 2.875% Senior Notes due 2024 and $1.1 billion principal amount of our 5.875% Senior Notes due 2026;
•Issued and sold 2,587,500 shares of common stock for net proceeds of approximately $1,683.1 million;
•Borrowed and repaid $391.0 million as well as €100.0 million or $109.8 million at the exchange rate in effect on the date of borrowing under the 364-day term loan facilities, which were also terminated in June 2020; and
•Issued $500.0 million of 1.250% Senior Notes due 2025, $500.0 million of $1.800% Senior Notes due 2027, $1.1 billion of 2.150% of Senior Notes due 2030 and $500.0 million of $3.000% Senior Notes due 2050.
As of September 30, 2020, we had $2.7 billion of cash, cash equivalents and short-term investments. In addition to our cash and investment portfolio, we had approximately $1.9 billion of additional liquidity available to us from our $2.0 billion revolving facility and general access to both public and private debt and the equity capital markets. We also have additional liquidity available to us from our ATM programs, under which we may offer and sell from time to time our common stock in "at the market" transactions. As of September 30, 2020, we had completed sales under the ATM program that was previously launched in December 2018. On October 30, 2020, we launched another ATM program allowing for aggregate sales of up to $1.5 billion (the "2020 ATM Program"). No sales have been made under the 2020 ATM Program to date.
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
As we continue to grow, we may pursue additional expansion opportunities, primarily the build out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions and joint ventures. We may elect to access the equity or debt markets from time to time opportunistically, particularly if financing is available on attractive terms. We will continue to evaluate our operating requirements and financial resources in light of future developments, including those relating to the COVID-19 pandemic.
Sources and Uses of Cash

	Nine Months Ended September 30,
	2020	2019
	(dollars in thousands)
Net cash provided by operating activities	$1,623,678	$1,463,058
Net cash used in investing activities	(2,087,196)	(1,478,021)
Net cash provided by financing activities	1,237,356	820,609
Operating Activities
Cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary use of cash from our operating activities includes compensation and related costs, interest payments, other general corporate expenditures and taxes. Net cash provided by operating activities increased from the nine months ended September 30, 2019 to the nine months ended September 30, 2020 primarily due to improved operating results offset by increases in cash paid for cost of revenues, operating expenses and income taxes.
Investing Activities
The net cash used in investing activities for the nine months ended September 30, 2020 was primarily due to capital expenditures of $1,448.2 million as a result of our expansion activity, purchases of real estate of $124.5 million, business acquisitions of Packet and Axtel for $478.2 million, and purchases of investments of $56.0 million, partially offset by proceeds from sales of investments of $19.7 million. The net cash used in investing activities for the nine months ended September 30, 2019 was primarily due to capital expenditures of $1,365.0 million as a result of our expansion activity, purchases of real estate of $64.3 million, the AM11 data center acquisition of $34.1 million, and purchases of certificates of deposit of $23.7 million, partially offset by proceeds from sales of investments of $8.9 million.
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
Financing Activities
The net cash used in financing activities for the nine months ended September 30, 2020 was primarily due to:
•the issuance of $2.6 billion in Senior Notes due 2025, 2027, 2030, and 2050;

•the sale and issuance of 2,587,500 shares of common stock in a public offering for net proceeds of approximately $1,683.1 million;
•borrowings under the revolving credit facility of $250.0 million and the 364-Day term loan facilities of $500.8 million;
•the sale of 415,512 shares of common stock under the ATM Program, for net proceeds of $298.3 million; and
•proceeds from the employee stock purchase plan of $62.1 million.
The proceeds were offset by:
•the repayment of senior notes of $2,440.8 million;
•repayments of mortgage and loans payable of $808.6 million;
•dividend distributions of $710.2 million;
•debt extinguishment costs of $82.4 million;
•repayments of finance lease liabilities of $74.4 million; and
•debt issuance costs paid of $26.3 million.
The net cash provided by financing activities for the nine months ended September 30, 2019 was primarily due to:
•the sale of 2,985,575 shares of common stock in a public equity offering for net proceeds of approximately $1,213.4 million;
•the sale of 903,555 shares of common stock under the ATM Program, for net proceeds of $447.5 million; and
•proceeds from employee awards of $52.0 million.
The proceeds were partially offset by:
•dividend distributions of $625.8 million;
•the repayment of senior notes of $150.0 million;
•repayments of finance lease liabilities of $62.8 million; and
•repayments of mortgage and loans payable of $53.8 million.

Contractual Obligations and Off-Balance-Sheet Arrangements
We lease a majority of our IBX data centers and certain equipment under long-term lease agreements. The following represents our debt maturities, financings, leases and other contractual commitments as of September 30, 2020 (in thousands):

	2020 (3 months remaining)	2021	2022	2023	2024	Thereafter	Total
Term loans and other loans payable (1)	$19,814	$78,201	$1,189,716	$6,656	$6,165	$23,099	$1,323,651
Senior notes (1)	1,908,600	150,000	—	—	1,000,000	6,236,200	9,294,800
Interest (2)	93,918	246,035	237,237	221,117	220,923	987,337	2,006,567
Finance leases (3)	50,507	208,147	208,088	202,661	200,213	2,021,849	2,891,465
Operating leases (3)	38,827	199,311	195,390	179,643	167,778	1,143,207	1,924,156
Other contractual commitments (4)	966,865	700,531	151,282	79,443	45,091	404,825	2,348,037
Asset retirement obligations (5)	1,825	4,202	13,503	5,787	7,281	76,589	109,187
	$3,080,356	$1,586,427	$1,995,216	$695,307	$1,647,451	$10,893,106	$19,897,863

(1)Represents principal and unamortized mortgage premium only.
(2)Represents interest on mortgage payable, loans payable, senior notes and term loans based on their respective interest rates as of September 30, 2020, as well as the credit facility fee for the revolving credit facility.
(3)Represents lease payments under finance and operating lease arrangements, including renewal options that are certain to be exercised.
(4)Represents off-balance sheet arrangements. Other contractual commitments are described below.
(5)Represents liability, net of future accretion expense.
In connection with certain of our leases and other contracts requiring deposits, we entered into 35 irrevocable letters of credit totaling $74.1 million under the revolving credit facility. These letters of credit were provided in lieu of cash deposits under certain lease obligations. If beneficiaries of the letters of credit were to draw down on these letters of credit triggered by an event of default under the lease, we would be required to fund these letters of credit either through cash collateral or borrowing under the revolving credit facility. These contingent commitments are not reflected in the table above.
We had accrued liabilities related to uncertain tax positions totaling approximately $156.0 million as of September 30, 2020. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.
As of September 30, 2020, we were contractually committed for $1,139.0 million of unaccrued capital expenditures, primarily for IBX data center equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2020 and thereafter, is reflected in the table above as "other contractual commitments."
We had other non-capital purchase commitments in place as of September 30, 2020, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2020 and beyond. Such other purchase commitments as of September 30, 2020, which total $1,209.0 million, are also reflected in the table above as "other contractual commitments."
In connection with the EMEA Joint Venture which closed in October 2019, we agreed to make future equity contributions to the EMEA Joint Venture. As of September 30, 2020, we had future equity contribution commitments of €10.9 million and £8.7 million, or $24.0 million in total at the exchange rate in effect on September 30, 2020, to fund the EMEA Joint Venture’s future development over the next 3 years, which are not reflected in the table above.
Additionally, we entered into lease agreements in various locations for total lease commitments of approximately $682.0 million, excluding potential lease renewals. These lease agreements will commence between 2020 and 2022 with lease terms of 10 to 49 years, which are not reflected in the table above.

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
Market Risk
There have been no significant changes to our exposure management and procedures in relation to our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the nine months ended September 30, 2020 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2019, other than factors discussed below.
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
We have entered into various foreign currency debt obligations. As of September 30, 2020, the total principal amount of foreign currency debt obligations was $4.5 billion, including $3.2 billion denominated in Euro, $565.1 million denominated in British Pound, $405.3 million denominated in Japanese Yen and $273.5 million denominated in Swedish Krona. As of September 30, 2020, we have designated $1.8 billion of the total principal amount of foreign currency debt obligations as net investment hedges against our net investments in foreign subsidiaries. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge are recorded as a component of other comprehensive income (loss) in the consolidated balance sheets. Fluctuations in the exchange rates between these foreign currencies and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the foreign currency debt obligations at maturity. If the U.S. Dollar would have been weaker or stronger by 10% in comparison to these foreign currencies as of September 30, 2020, we estimate our obligation to cash settle the principal of these foreign currency debt obligations in U.S. Dollars would have increased or decreased by approximately $496.4 million and $406.2 million, respectively.
We also entered into cross-currency interest rate swaps where we receive a fixed amount of U.S. Dollars and pay a fixed amount of Euros. As of September 30, 2020, U.S. Dollar to Euro cross-currency interest rate swap contracts with a total notional amount of $3,348.0 million were outstanding. The cross-currency interest rate swaps are designated as hedges of our net investment in European operations and changes in the fair value of these swaps are recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheet. If the U.S. Dollar weakened or strengthened by 10% in comparison to Euro, we estimate our obligation to cash settle these hedges would have increased or decreased by approximately $413.3 million and $338.2 million, respectively.
The U.S. Dollar weakened relative to certain of the currencies of the foreign countries in which we operate during the nine months ended September 30, 2020. This has impacted our condensed consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. Dollar will continue to impact us in future periods.
With the existing cash flow hedges in place, a hypothetical additional 10% strengthening of the U.S. Dollar for the nine months ended September 30, 2020 would have resulted in a reduction of our revenues and operating expenses including depreciation and amortization expense by approximately $125.9 million and $121.8 million, respectively.
With the existing cash flow hedges in place, a hypothetical additional 10% weakening of the U.S. Dollar for the nine months ended September 30, 2020 would have resulted in an increase of our revenues and operating expenses including depreciation and amortization expense by approximately $151.6 million and $147.4 million, respectively.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate increase or decrease in current interest rates from their position as of September 30, 2020 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations. However, the interest expense associated with our senior credit facility and term loans that bear interest at variable rates could be affected. For every 100-basis point increase or decrease in interest rates, our annual interest expense could increase by approximately $10.6 million or decrease by approximately $0.3 million based on the total balance of our term loan borrowings as of September 30, 2020. As of September 30, 2020, we had not employed any interest rate derivative products to hedge our variable rate debt obligations. However, we may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.
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
(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In March 2019, charges were brought by the Public Prosecutor in Milan, Italy against Equinix (Italia) S.r.l. and Eric Schwartz, at that time one of the directors of Equinix (Italia) S.r.l., following the discovery of levels of copper in ground water in excess of those permitted by law and alleged to have been released by Equinix into the water supply. We determined that the copper levels detected had been misinterpreted by the Public Prosecutor's office, which had multiplied the findings tenfold. On March 13, 2019, we asked for an initial extension to file our defense and requested that the charges against both Equinix and Mr. Schwartz be dropped on the grounds that the levels of copper found were in fact less than double the permitted amounts. The Public Prosecutor accepted that the number it originally used was incorrect, but did not agree to drop the charges and has requested a trial date. Our defense was filed April 15, 2019. A trial date was set for March 6, 2020, but the hearing was postponed to October due to the COVID-19 pandemic. A hearing took place in October but owing to the backlog of cases, the Court has rescheduled hearings on the substance of the case. Our external counsel has engaged with the prosecutor and agreed to a plea bargain for Mr. Schwartz comprising of payment of an amount between €12,700 and €25,000, plus a fine of €2,700. This arrangement must be approved by the Court. This arrangement must be approved by the Court in a hearing scheduled for November 5, 2020.

We have recently completed adoption of a formal compliance program pursuant to Italian Legislative Decree No. 231/2001 ("Decree 231"), which we expect will reduce our exposure to fines and penalties in a Court verdict by 50%. After adoption of Decree 231, the exposure for Equinix would be effectively reduced to €175,000. The hearing on the merits of the case against Equinix is now scheduled for December 11, 2020.
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
We have implemented processes to limit and schedule access to certain IBX data centers as well as implemented social distancing and hygiene protocols in response to the growing number of suspected and confirmed COVID-19 cases. These proactive actions we have taken or may take in the future and any restrictions imposed by the government could result in business delays, operational disruption and customer dissatisfaction. Employee illnesses resulting from the pandemic could result in further inefficiencies or delays and a suspected or confirmed case in an IBX data center could require temporary closure of the affected IBX data center for cleaning or until local regulatory requirements are fulfilled. Any closure of an IBX data center or limitation of customer access could cause customer dissatisfaction if customers are unable to access their equipment within the IBX data center.

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
We do not expect the construction delays that we have experienced to have a material effect on the company at this time, but additional supply disruptions because of the COVID-19 pandemic could occur and cause construction delays that are significant in the future. Significant construction delays would interfere with our ability to meet commitments to customers who have contracted for space in new IBX data centers under construction and could have a material impact on our business. While we have received "essential business" permits for construction in some jurisdictions, these classifications may not extend to the construction of new IBX data centers in all of our jurisdictions. We are also reliant on third party construction labor to build and expand our IBX data centers, to which we may not have access due to the COVID-19 pandemic. We rely on materials, products and manufacturing from regions of the world which are impacted by the pandemic. It may not be possible to find replacement products or supplies and ongoing delays could affect our business and growth.
While the full extent and impact of the COVID-19 pandemic cannot be reasonably estimated at this time, it could have a material adverse impact on our business and financial condition. The extent to which the COVID-19 pandemic will impact our financial condition or results of operations will depend on many factors and future developments, including new information about the COVID-19 pandemic, additional surges in infection rates and any new government regulations which may emerge to contain the virus, among others.
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
In order to sustain our growth in certain of our existing and new markets, we may have to expand an existing data center, lease a new facility or acquire suitable land, with or without structures, to build new IBX data centers from the ground up. Expansions or new builds are currently underway, or being contemplated, in many of our markets. These construction projects expose us to many risks which could have an adverse effect on our operating results and financial condition. As described above, the COVID-19 pandemic has exacerbated many of these construction risks and has created additional risks for our business. Some of the risks associated with construction projects include:
•construction delays;
•lack of availability and delays for data center equipment, including items such as generators and switchgear;
•unexpected budget changes;

•increased prices for and delays in obtaining building supplies, raw materials and data center equipment;
•labor availability, labor disputes and work stoppages with contractors, subcontractors and other third parties, including interruptions in work due to the COVID-19 pandemic;
•unanticipated environmental issues and geological problems;
•delays related to permitting and approvals to open from public agencies and utility companies; and
•delays in site readiness leading to our failure to meet commitments made to customers planning to expand into a new build.
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
Additionally, all construction related projects require us to carefully select and rely on the experience of one or more designers, general contractors, and associated subcontractors during the design and construction process. Should a designer, general contractor, significant subcontractor or key supplier experience financial problems or other problems during the design or construction process, we could experience significant delays, increased costs to complete the project and/or other negative impacts to our expected returns.
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
Over the last several years, we have completed numerous acquisitions, including most recently that of data centers from BCE Inc. ("Bell") in October 2020, Packet Host, Inc. in March 2020, and three data centers from Axtel S.A.B. de C.V. in Mexico in January 2020. We expect to make additional acquisitions in the future, which may include (i) acquisitions of businesses, products, solutions or technologies that we believe to be complementary, (ii) acquisitions of new IBX data centers or real estate for development of new IBX data centers; (iii) acquisitions through investments in local data center operators; or (iv) acquisitions in new markets with higher risk profiles. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, many of which could be exasperated by the Covid-19 pandemic, including:
•the possible disruption of our ongoing business and diversion of management's attention by acquisition, transition and integration activities, particularly when multiple acquisitions and integrations are occurring at the same time;
•our potential inability to successfully pursue or realize some or all of the anticipated revenue opportunities associated with an acquisition or investment;
•the possibility that we may not be able to successfully integrate acquired businesses, or businesses in which we invest, or achieve anticipated operating efficiencies or cost savings;
•the possibility that announced acquisitions may not be completed, due to failure to satisfy the conditions to closing as a result of:
1.an injunction, law or order that makes unlawful the consummation of the acquisition;
2.inaccuracy or breach of the representations and warranties of, or the non-compliance with covenants by, either party;
3.the nonreceipt of closing documents; or
4.for other reasons;
•the possibility that there could be a delay in the completion of an acquisition, which could, among other things, result in additional transaction costs, loss of revenue or other negative effects resulting from uncertainty about completion of the respective acquisition;

•the dilution of our existing stockholders as a result of our issuing stock as consideration in a transaction or selling stock in order to fund the transaction;
•the possibility of customer dissatisfaction if we are unable to achieve levels of quality and stability on par with past practices;
•the possibility that we will be unable to retain relationships with key customers, landlords and/or suppliers of the acquired businesses, some of which may terminate their contracts with the acquired business as a result of the acquisition or which may attempt to negotiate changes in their current or future business relationships with us;
•the possibility that we could lose key employees from the acquired businesses;
•the possibility that we may be unable to integrate or migrate IT systems, which could create a risk of errors or performance problems and could affect our ability to meet customer service level obligations;
•the potential deterioration in our ability to access credit markets due to increased leverage;
•the possibility that our customers may not accept either the existing equipment infrastructure or the "look-and-feel" of a new or different IBX data center;
•the possibility that additional capital expenditures may be required or that transaction expenses associated with acquisitions may be higher than anticipated;
•the possibility that required financing to fund an acquisition may not be available on acceptable terms or at all;
•the possibility that we may be unable to obtain required approvals from governmental authorities under antitrust and competition laws on a timely basis or at all, which could, among other things, delay or prevent us from completing an acquisition, limit our ability to realize the expected financial or strategic benefits of an acquisition or have other adverse effects on our current business and operations;
•the possible loss or reduction in value of acquired businesses;
•the possibility that future acquisitions may present new complexities in deal structure, related complex accounting and coordination with new partners, particularly in light of our desire to maintain our qualification for taxation as a REIT;
•the possibility that we may not be able to prepare and issue our financial statements and other public filings in a timely and accurate manner, and/or maintain an effective control environment, due to the strain on the finance organization when multiple acquisitions and integrations are occurring at the same time;
•the possibility that future acquisitions may trigger property tax reassessments resulting in a substantial increase to our property taxes beyond that which we anticipated;
•the possibility that future acquisitions may be in geographies and regulatory environments to which we are unaccustomed and we may become subject to complex requirements and risks with which we have limited experience;
•the possibility that carriers may find it cost-prohibitive or impractical to bring fiber and networks into a new IBX data center;
•the possibility of litigation or other claims in connection with, or as a result of, an acquisition, including claims from terminated employees, customers, former stockholders or other third parties;
•the possibility that asset divestments may be required in order to obtain regulatory clearance for a transaction;
•the possibility of pre-existing undisclosed liabilities, including, but not limited to, lease or landlord related liability, tax liability, environmental liability or asbestos liability, for which insurance coverage may be insufficient or unavailable, or other issues not discovered in the diligence process;
•the possibility that we receive limited or incorrect information about the acquired business in the diligence process, particularly in light of the travel bans and other restrictions imposed due to COVID-19; and
•the possibility that we do not have full visibility into customer agreements and customer termination rights during the diligence process which could expose us to additional liabilities after completing the acquisition.
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

We have experienced an information technology security breach in the past and may be vulnerable to future security breaches which could disrupt our operations and have a material adverse effect on our financial performance and operating results.
Despite our efforts to protect against cyber-attacks, we are not fully insulated from these types of security breaches, and such an attack could adversely impact our competitiveness and results of operations. In September 2020, we discovered ransomware on certain of our internal systems, encrypting files and holding them for ransom. Our teams responded quickly to address the incident and notified law enforcement, and after a thorough review of the incident by our management and experts retained to assist in this incident, the investigation was closed as of October 14, 2020. Our IBX data centers and our service offerings, including managed services, remained fully operational during the attack and the incident did not affected our ability to support our customers. We further believe that we were able to contain the incident and that the resolution will prevent the release of any data associated with this attack. While the event has been resolved and has not caused a material disruption to our systems nor resulted in any material costs to Equinix, our team is also working to protect against any future attacks. We will continue to face risks associated with unauthorized access to our computer systems, loss or destruction of data, computer viruses, ransomware, malware, distributed denial-of-service attacks or other malicious activities. These threats may result from human error, equipment failure or fraud or malice on the part of employees, vendors or third parties. As techniques used to breach security change frequently and are generally not recognized until launched against a target, we may not be able to promptly detect that a cyber breach has occurred, or implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. Because of the COVID-19 pandemic, many of our non-IBX employees are working from home and could potentially be exposed to new security risks or attempted breaches because of these new work environments. A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate either our proprietary information or the personal information of our customers or our employees, or cause interruptions or malfunctions in our operations or our customers' operations. As we provide assurances to our customers that we provide a high level of security, such a compromise could be particularly harmful to our brand and reputation. We may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security. Any breaches that may occur in the future could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, damage relating to loss of proprietary information, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and operating results. We maintain insurance coverage for cyber risks, but such coverage may be unavailable or insufficient to cover our losses.

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
On October 8, 2019, we entered into a joint venture with GIC, Singapore's sovereign wealth fund, to develop and operate xScale™ data centers in Europe (the "EMEA Joint Venture"). We sold our London 10 and Paris 8 data centers and certain construction development and leases in London and Frankfurt to the EMEA Joint Venture. The data centers and facilities are now owned by wholly-owned subsidiaries of EMEA Hyperscale 1 C.V., a Dutch limited partnership of which Equinix owns a 20% interest, GIC owns an 80% interest, and Equinix will operate the facilities. In September 2020, we also entered into an agreement to sell our Paris 9 ("PA9") data center to EMEA Joint Venture.
On April 18, 2020, we signed an agreement to enter into a second joint venture with GIC, to develop and operate xScale™ data centers in Asia-Pacific (the “Asia-Pacific Joint Venture”, and together with the EMEA Joint Venture, the “Joint Ventures”). We have agreed to sell 3 development sites in Japan to the Asia-Pacific Joint Venture upon closing. Pursuant to the terms of the Asia-Pacific Joint Venture, upon closing, the sites will be acquired and held by a wholly-owned subsidiary of APAC 1 Hyperscale LP, a limited partnership formed and registered under the laws of Singapore, of which Equinix will own a 20% interest and GIC will own an 80% interest, and Equinix will develop the data centers and operate the facilities. The completion of the Asia-Pacific Joint Venture is subject to closing conditions, including:

•certain financing conditions, including the fulfilment by each of Equinix and GIC of their funding obligations and obtaining certain external financing arrangements;
•completion of pre-closing reorganization; and
•obtaining required regulatory approvals.
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
We may not realize all of the anticipated benefits from either of the Joint Ventures. The success of these Joint Ventures will depend, in part, on the successful partnership between Equinix and GIC. Such a partnership is subject to risks as outlined below, and more generally, to the same types of business risks as would impact our IBX data center business. A failure to successfully partner, or a failure to realize our expectations for the Joint Ventures, could materially impact our business, financial condition and results of operations. These joint ventures could also be negatively impacted by development and construction delays, including those resulting from the COVID-19 pandemic.
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
In addition to our current and proposed Joint Ventures with GIC, we may co-invest with other third parties through partnerships, joint ventures or other entities in the future. These joint ventures could result in our acquisition of non-controlling interests in, or shared responsibility for, managing the affairs of a property or portfolio of properties, partnership, joint venture or other entity. We may be subject to additional risks, including:
•we may not have the right to exercise sole decision-making authority regarding the properties, partnership, joint venture or other entity;
•if our partners become bankrupt or fail to fund their share of required capital contributions, we may choose to or be required to contribute such capital;
•our partners may have economic, tax or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives;
•our joint venture partners may take actions that are not within our control, which could require us to dispose of the joint venture asset, transfer it to a TRS in order for Equinix to maintain its qualification for taxation as a REIT, or purchase the partner's interests or assets at an above-market price;
•our joint venture partners may take actions unrelated to our business agreement but which reflect poorly on Equinix because of our joint venture;
•disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our management from focusing their time and effort on our day-to-day business; and
•we may in certain circumstances be liable for the actions of our third-party partners or guarantee all or a portion of the joint venture's liabilities, which may require the company to pay an amount greater than its investment in the joint venture.
Each of these factors may result in returns on these investments being less than we expect or in losses, and our financial and operating results may be adversely affected.

Our substantial debt could adversely affect our cash flows and limit our flexibility to raise additional capital.
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of September 30, 2020, our total indebtedness (gross of debt issuance cost, debt discount, and debt premium) was approximately $12.4 billion, our stockholders' equity was $10.6 billion and our cash, cash equivalents, and investments totaled $2.7 billion. In addition, as of September 30, 2020, we had approximately $1.9 billion of additional liquidity available to us from our $2.0 billion revolving credit facility. In addition to our substantial debt, we lease many of our IBX data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of September 30, 2020, we recorded operating lease liabilities of $1.4 billion, which represents our obligation to make lease payments under those lease arrangements.
Our substantial amount of debt and related covenants, and our off-balance sheet commitments, could have important consequences. For example, they could:
•require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt and in respect of other off-balance sheet arrangements, reducing the availability of our cash flow to fund future capital expenditures, working capital, execution of our expansion strategy and other general corporate requirements;
•increase the likelihood of negative outlook from our credit rating agencies, or of a downgrade to our current rating;
•make it more difficult for us to satisfy our obligations under our various debt instruments;
•increase our cost of borrowing and even limit our ability to access additional debt to fund future growth;
•increase our vulnerability to general adverse economic and industry conditions and adverse changes in governmental regulations;
•limit our flexibility in planning for, or reacting to, changes in our business and industry, which may place us at a competitive disadvantage compared with our competitors;
•limit our operating flexibility through covenants with which we must comply;
•limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity, which would also limit our ability to further expand our business; and
•make us more vulnerable to increases in interest rates because of the variable interest rates on some of our borrowings to the extent we have not entirely hedged such variable rate debt.
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
For the years ended December 31, 2019, 2018 and 2017, we recognized approximately 58%, 55% and 55%, respectively, of our revenues outside the U.S. We currently operate outside of the U.S. in Canada, Mexico, Asia-Pacific, EMEA, and South America.
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
Our international operations are generally subject to a number of additional risks, including:
•the costs of customizing IBX data centers for foreign countries;
•protectionist laws and business practices favoring local competition;
•greater difficulty or delay in accounts receivable collection;
•difficulties in staffing and managing foreign operations, including negotiating with foreign labor unions or workers' councils;
•difficulties in managing across cultures and in foreign languages;
•political and economic instability;
•fluctuations in currency exchange rates;
•difficulties in repatriating funds from certain countries;
•our ability to obtain, transfer or maintain licenses required by governmental entities with respect to our business;
•unexpected changes in regulatory, tax and political environments such as the United Kingdom's withdrawal from the European Union ("Brexit") and the recent Hong Kong security law;
•our ability to secure and maintain the necessary physical and telecommunications infrastructure;
•compliance with anti-bribery and corruption laws;
•compliance with economic and trade sanctions enforced by the Office of Foreign Assets Control of the U.S. Department of Treasury;
•compliance with evolving governmental regulation with which we have little experience; and
•compliance with evolving and varied regulations related to the COVID-19 pandemic.
Geo-political events, such as the COVID-19 pandemic, Brexit, political unrest in Hong Kong, the recent Hong Kong security law, and the trade war between the U.S. and China, may increase the likelihood of the listed risks to occur and could have a negative effect on our business in those regions. With respect to Brexit, it is possible that the level of economic activity in the United Kingdom and the rest of Europe will be adversely impacted and that we will face increased regulatory and legal complexities in these regions which could have an adverse impact on our business and employees in EMEA and could adversely affect our financial condition and results of operations. In addition, compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include the General Data Protection Regulation (GDPR) and other data privacy laws and requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, economic and trade sanctions, U.S. laws such as the Foreign Corrupt Practices Act and local laws which also prohibit corrupt payments to governmental officials. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our offerings in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and operating results. Our success depends, in part, on our ability to anticipate and address these risks and manage these difficulties.
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
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. We established our ATM Program through which we were permitted, from time to time, to issue and sell shares of our common stock to or through sales agents up to established limits. By the end of the third quarter of 2020, we had no shares available for sale under our ATM Program. On October 30, 2020, we entered into a new “at-the-market” stock offering program which could lead to additional dilution for our stockholders in the future. We may also seek authorization to sell additional shares of common stock under the 2020 ATM Program or through other means which could lead to additional dilution for our stockholders. Please see Note 12 within the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for sales of our common stock under the ATM Program.
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
Announcements by us or others, or speculations about our future plans, may also have a significant impact on the market price of our common stock. These may relate to:
•news or regulations regarding the COVID-19 pandemic;
•our operating results or forecasts;
•new issuances of equity, debt or convertible debt by us, including issuances through our 2020 ATM Program;
•increases in market interest rates and changes in other general market and economic conditions, including inflationary concerns;
•changes to our capital allocation, tax planning or business strategy;
•our qualification for taxation as a REIT and our declaration of distributions to our stockholders;

•changes in U.S. or foreign tax laws;
•changes in management or key personnel;
•developments in our relationships with customers;
•announcements by our customers or competitors;
•changes in regulatory policy or interpretation;
•governmental investigations;
•changes in the ratings of our debt or stock by rating agencies or securities analysts;
•our purchase or development of real estate and/or additional IBX data centers;
•our acquisitions of complementary businesses; or
•the operational performance of our IBX data centers.
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
Our business depends on providing customers with highly reliable solutions. We must safehouse our customers' infrastructure and equipment located in our IBX data centers and ensure our IBX data centers and non-IBX offices remain operational at all times. We own certain of our IBX data centers, but others are leased by us, and we rely on the landlord for basic maintenance of our leased IBX data centers and office buildings. If such landlord has not maintained a leased property sufficiently, we may be forced into an early exit from the center which could be disruptive to our business. Furthermore, we continue to acquire IBX data centers not built by us. If we discover that these buildings and their infrastructure assets are not in the condition we expected when they were acquired, we may be required to incur substantial additional costs to repair or upgrade the centers. Newly acquired data centers also may not have the same power infrastructure and design in place as our own IBX data centers. These legacy designs could require upgrades in order to meet our standards and our customers’ expectations. Until the legacy systems are brought up to Equinix standards, customers in these legacy IBX data centers could be exposed to higher risks of unexpected power outages. We have experienced power outages because of these legacy design issues in the past and our customers could experience these in the future.
Problems at one or more of our IBX data centers or corporate offices, whether or not within our control, could result in service interruptions or significant infrastructure or equipment damage. These could result from numerous factors, including:
•human error;
•equipment failure;
•physical, electronic and cyber security breaches;
•fire, earthquake, hurricane, flood, tornado and other natural disasters;
•extreme temperatures;
•water damage;
•fiber cuts;
•power loss;
•terrorist acts;
•sabotage and vandalism;
•global pandemics such as the COVID-19 pandemic; and
•failure of business partners who provide our resale products.
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
We carry liability, property, business interruption and other insurance policies to cover insurable risks to our company. We select the types of insurance, the limits and the deductibles based on our specific risk profile, the cost of the insurance coverage versus its perceived benefit and general industry standards. Our insurance policies contain industry standard exclusions for events such as war and nuclear reaction. We purchase earthquake insurance for certain of our IBX data centers, but for our data centers in high risk zones, including those in California and Japan, we have elected to self-insure. The earthquake and flood insurance that we do purchase would be subject to high deductibles. Any of the limits of insurance that we purchase, including those for cyber risks, could prove to be inadequate, which could materially and adversely impact our business, financial condition and results of operations.
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
We purchase significant amounts of electricity from generating facilities and utility companies that are subject to environmental laws, regulations and permit requirements. These environmental requirements are subject to material change, which could result in increases in our electricity suppliers' compliance costs that may be passed through to us. Regulations promulgated by the U.S. EPA or other international regulators could limit air emissions from coal-fired power plants, restrict discharges of cooling water, and otherwise impose new operational restraints on conventional power plants that could increase costs of electricity. Regulatory programs intended to promote increased generation of electricity from renewable sources may also increase our costs of procuring electricity. In addition, we are directly subject to environmental, health and safety laws regulating air emissions, storm water management and other issues arising in our business. For example, our emergency generators are subject to state and federal regulations governing air pollutants, which could limit the operation of those generators or require the installation of new pollution control technologies. While environmental regulations do not normally impose material costs upon our operations, unexpected events, equipment malfunctions, human error and changes in law or regulations, among other factors, can lead to additional capital requirements, limitations upon our operations and unexpected increased costs.
Regulation of greenhouse gas ("GHG") emissions could increase the cost of electricity by reducing amounts of electricity generated from fossil fuels, by requiring the use of more expensive generating methods or by imposing taxes or fees upon electricity generation or use. There has been interest in the U.S. Congress and in countries we operate abroad in addressing climate change. In the U.S., these have been expressed by a number of bills introduced in the most recent Congressional Session. Federal legislative proposals to address climate change include measures ranging from "carbon taxes," to tax credits, to federally imposed limitations on GHG emissions. The course of future legislation and regulation in the U.S. and abroad remains difficult to predict and the potential increased costs associated with GHG regulation or taxes cannot be estimated at this time.
State regulations also have the potential to increase our costs of obtaining electricity. Certain states and countries in which we operate have issued or are considering and may enact environmental regulations that could materially affect our facilities and electricity costs. For example, California has limited GHG emissions from new and existing conventional power plants by imposing regulatory caps and by auctioning the rights to emission allowances. Washington, Oregon and Massachusetts have issued regulations to implement similar carbon cap and trade programs, and other states are considering proposals to limit carbon emissions through cap and trade programs, carbon pricing programs and other mechanisms. Some northeastern states adopted a multi-state program for limiting carbon emissions through the Regional Greenhouse Gas Initiative ("RGGI") cap and trade program. State and international programs have not had a material adverse effect on our electricity costs to date, but due to the market-driven nature of some of the programs, they could have a material adverse effect on electricity costs in the future.
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
We are dedicated to sustainability and face pressures from our customers and stockholders, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. To address these goals and concerns, we pursue opportunities to improve energy efficiency and implement energy-saving retrofits. In addition, we have established a long-term goal of using 100% clean and renewable energy. As a result of these and other initiatives, we have made progress towards reducing our carbon footprint. It is possible, however, that our customers and investors might not be satisfied with our sustainability efforts or the speed of their adoption. If we do not meet our customers' or stockholders' expectations, our business and/or our share price could be harmed.
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
Our IBX data centers are affected by problems accessing electricity sources, such as planned or unplanned power outages and limitations on transmission or distribution. Unplanned power outages, including, but not limited to those relating to large storms, earthquakes, fires, tsunamis, cyberattacks and planned power outages by public utilities such as those related to Pacific Gas and Electric Company's ("PG&E") planned outages in California to minimize fire risks, could harm our customers and our business. While many of our offices are closed because of the COVID-19 pandemic, our employees in California may be subjected to planned power outages at home which could be difficult to track and could affect our day to day operations of our non-IBX employees. Our international operations are sometimes located outside of developed, reliable electricity markets, where we are exposed to some insecurity in supply associated with technical and regulatory problems, as well as transmission constraints. Some of our IBX data centers are located in leased buildings where, depending upon the lease requirements and number of tenants involved, we may or may not control some or all of the infrastructure including generators and fuel tanks. As a result, in the event of a power outage, we may be dependent upon the landlord, as well as the utility company, to restore the power. We attempt to limit our exposure to system downtime by using backup generators and alternative power supplies, but these measures may not always prevent downtime, which can adversely affect customer experience and revenues.
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
We have experienced fluctuations in our results of operations on a quarterly and annual basis. The fluctuations in our operating results may cause the market price of our common stock to be volatile. We may experience significant fluctuations in our operating results in the foreseeable future due to a variety of factors, including, but not limited to:
•fluctuations of foreign currencies in the markets in which we operate;
•the timing and magnitude of depreciation and interest expense or other expenses related to the acquisition, purchase or construction of additional IBX data centers or the upgrade of existing IBX data centers;
•demand for space, power and solutions at our IBX data centers;
•changes in general economic conditions, such as from the COVID-19 pandemic or other economic downturns, or specific market conditions in the telecommunications and internet industries, any of which could have a material impact on us or on our customer base;
•charges to earnings resulting from past acquisitions due to, among other things, impairment of goodwill or intangible assets, reduction in the useful lives of intangible assets acquired, identification of additional assumed contingent liabilities or revised estimates to restructure an acquired company's operations;
•the duration of the sales cycle for our offerings and our ability to ramp our newly-hired sales persons to full productivity within the time period we have forecasted;
•additions and changes in product offerings and our ability to ramp up and integrate new products within the time period we have forecasted;
•restructuring charges or reversals of restructuring charges, which may be necessary due to revised sublease assumptions, changes in strategy or otherwise;
•acquisitions or dispositions we may make;
•the financial condition and credit risk of our customers;
•the provision of customer discounts and credits;
•the mix of current and proposed products and offerings and the gross margins associated with our products and offerings;
•the timing required for new and future IBX data centers to open or become fully utilized;
•competition in the markets in which we operate;
•conditions related to international operations;
•increasing repair and maintenance expenses in connection with aging IBX data centers;
•lack of available capacity in our existing IBX data centers to generate new revenue or delays in opening new or acquired IBX data centers that delay our ability to generate new revenue in markets which have otherwise reached capacity;
•changes in rent expense as we amend our IBX data center leases in connection with extending their lease terms when their initial lease term expiration dates approach or changes in shared operating costs in connection with our leases, which are commonly referred to as common area maintenance expenses;

•the timing and magnitude of other operating expenses, including taxes, expenses related to the expansion of sales, marketing, operations and acquisitions, if any, of complementary businesses and assets;
•the cost and availability of adequate public utilities, including electricity;
•changes in employee stock-based compensation;
•overall inflation;
•increasing interest expense due to any increases in interest rates and/or potential additional debt financings;
•changes in our tax planning strategies or failure to realize anticipated benefits from such strategies;
•changes in income tax benefit or expense; and
•changes in or new GAAP as periodically released by the Financial Accounting Standards Board ("FASB").
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
As of September 30, 2020, our retained earnings were $1,709.3 million. Although we have generated net income for each fiscal year since 2008, except for the year ended December 31, 2014, we are currently investing heavily in our future growth through the build out of multiple additional IBX data centers, expansions of IBX data centers and acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as transaction costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover the additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing, we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
Various laws and governmental regulations, both in the U.S. and abroad, governing internet-related services, related communications services and information technologies remain largely unsettled, even in areas where there has been some legislative action. For example, the Federal Communications Commission ("FCC") recently overturned network neutrality rules, which may result in material changes in the regulations and contribution regime affecting us and our customers. Furthermore, the U.S. Congress and state legislatures are reviewing and considering changes to the new FCC rules making the future of network neutrality and its impact on Equinix uncertain. There may also be forthcoming regulation in the U.S. on a federal or state level in the areas of cybersecurity, data privacy, taxation and data security, any of which could impact Equinix and our customers. Similarly, data privacy regulations continue to evolve and must be addressed by Equinix as a global company.
We remain focused on whether and how existing and changing laws, such as those governing intellectual property, privacy, libel, telecommunications services, data flows/data localization, carbon emissions impact, and taxation apply to the internet and to related offerings such as ours and those which might have a material effect on our customers’ decisions to purchase our services. Substantial resources may be required to comply with regulations or bring any non-compliant business practices into compliance with such regulations. In addition, the continuing development of the market for online commerce and the displacement of traditional telephony service by the internet and related communications services may prompt an increased call for more stringent consumer protection laws or other regulation both in the U.S. and abroad that may impose additional burdens on companies conducting business online and their service providers.
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
Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a third party from acquiring control of us in a merger, acquisition or similar transaction that a stockholder may consider favorable. Such provisions include:
•ownership limitations and transfer restrictions relating to our stock that are intended to facilitate our compliance with certain REIT rules relating to share ownership;
•authorization for the issuance of "blank check" preferred stock;
•the prohibition of cumulative voting in the election of directors;
•limits on the persons who may call special meetings of stockholders;
•limits on stockholder action by written consent; and
•advance notice requirements for nominations to the Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings.
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
If, in any taxable year, we fail to remain qualified for taxation as a REIT and are not entitled to relief under the Code:
•we will not be allowed a deduction for distributions to stockholders in computing our taxable income;
•we will be subject to U.S. federal and state income tax on our taxable income at regular corporate income tax rates; and
•we would not be eligible to elect REIT status again until the fifth taxable year that begins after the first year for which we failed to qualify for taxation as a REIT.
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
We paid quarterly distributions in March, June, and September of 2020 and have declared a quarterly distribution to be paid on December 9, 2020. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for U.S. federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the creation of reserves or required debt service or amortization payments.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/2015	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/2015	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/2015	2.3

2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	12/6/2016	2.1

2.5	Amendment No. 1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	10-K	12/31/2016	2.5

2.6	Amendment No.2 to the Transaction Agreement, dated April 30, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	5/1/2017	2.1

2.7	Amendment No.3 to the Transaction Agreement, dated June 29, 2018, by and between Verizon Communications Inc. and Equinix, Inc.	10-Q	8/8/2018	2.7

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/2002	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/14/2011	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/11/2013	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	3/29/2016	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association as trustee.	8-K	11/20/2014	4.1

4.3	Fourth Supplemental Indenture, dated as of March 22, 2017 between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/22/2017	4.2

4.4	Form of 5.375% Senior Notes due 2027 (see Exhibit 4.3).

4.5	Fifth Supplemental Indenture, dated as of September 20, 2017 among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent.	8-K	9/20/2017	4.2

4.6	Form of 2.875% Senior Notes due 2025 (see Exhibit 4.5).

4.7	Indenture, dated as of December 12, 2017, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	12/5/2017	4.1

4.8	Supplemental Indenture, dated as of December 12, 2017, among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent.	8-K	12/5/2017	4.2

4.9	Form of 2.875% Senior Notes due 2026 (see Exhibit 4.8).

4.10	Third Supplemental Indenture, dated as of April 2, 2018, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	4/3/2018	4.2

4.11	Form of 5.00% Senior Notes due October 2020 (see Exhibit 4.10).

4.12	Form of 5.00% Senior Notes due April 2021 (see Exhibit 4.10).

4.13	Fourth Supplemental Indenture, dated as of November 18,2019, among Equinix, Inc and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.2

4.14	Form of 2.625% Senior Notes due 2024 (See Exhibit 4.14).

4.15	Fifth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.4

4.16	Form of 2.900% Senior Notes due 2026 (See Exhibit 4.16).

4.17	Sixth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.6

4.18	Form of 3.200% Senior Notes due 2029 (See Exhibit 4.18)	8-K	6/22/2020

4.19	Seventh Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	6/22/2020	4.2

4.20	Form of 1.250% Senior Note due 2025 (See Exhibit 4.20)	8-K	6/22/2020	4.3

4.21	Eighth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	6/22/2020	4.4

4.22	Form of 1.800% Senior Note due 2027 (See Exhibit 4.22)	8-K	6/22/2020	4.5

4.23	Ninth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	6/22/2020	4.6

4.24	Form of 2.150% Senior Note due 2030 (see Exhibit 4.24)	8-K	6/22/2020	4.7

4.25	Tenth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	6/22/2020	4.8

4.26	Form of 3.000% Senior Note due 2050 (See Exhibit 4.26)	8-K	6/22/2020	4.9

4.27	Eleventh Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	10/7/2020	4.2

4.28	Form of 1.000% Senior Note due 2025 (included in Exhibit 4.28)	8-K	10/7/2020	4.3

4.29	Twelfth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	10/7/2020	4.4

4.30	Form of 1.550% Senior Note due 2028 (included in Exhibit 4.30)	8-K	10/7/2020	4.5

4.31	Thirteenth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	10/7/2020	4.6

4.32	Form of 2.950% Senior Note due 2051 (included in Exhibit 4.32)	8-K	10/7/2020	4.7

4.33	Form of Registrant's Common Stock Certificate.	10-K	12/31/2014	4.13

4.34	Description of Securities.	10-K	12/31/2019	4.31

10.1**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.2**	2000 Equity Incentive Plan, as amended.	10-K	12/31/2016	10.2

10.3**	2000 Director Option Plan, as amended.	10-K	12/31/2016	10.3

10.4**	2001 Supplemental Stock Plan, as amended.	10-K	12/31/2016	10.4

10.5**	2020 Equity Incentive Plan	DEF14A	4/27/2020	Appendix A

10.6**	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	10-Q	6/30/2014	10.5

10.7**	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company	2/5/2007	10.9

10.8**	Repatriation Agreement by and between Equinix, Inc. and Eric Schwartz dated June 5.	10-Q	6/30/2019	10.17

10.9**	2018 Form of Revenue/AFFO Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2018	10.31

10.10**	2018 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2018	10.32

10.11**	2018 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2018	10.33

10.12**	2019 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2019	10.29

10.13**	2019 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2019	10.30

10.14**	2019 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2019	10.31

10.15**	2020 Equinix, Inc. Annual Incentive Plan.	10-Q	3/31/2020	10.18

10.16**	2020 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2020	10.19

10.17**	2020 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2020	10.20

10.18**	2020 Form of Time-Based Restricted Stock Agreement for Executives.	10-Q	3/31/2020	10.21

10.19	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014.	10-Q	9/30/2014	10.67

10.20	Share Purchase Agreement with Digital Realty Trust, L.P., relating to the sale and purchase of shares in TelecityGroup UK LON Limited, Telecity Netherlands AMS01 AMS04 BV, Equinix Real Estate (TCY AMS04) B.V. and TelecityGroup Germany Fra2 GmbH, dated May 14, 2016.	10-Q	6/30/2016	10.55

10.21	Credit Agreement dated as of December 12, 2017 among Equinix, Inc. as Borrower, The Guarantors Parties (defined therein), Bank of America, N.A., as Administrative Agent, Lender and L/C issuer, Barclays Bank PLS, Goldman Sachs Bank USA, HSBC Securities (USA) Inc. ING Capital LLC, TD Securities (USA) LLC, and Wells Fargo Bank, National Association as Co-Documentation Agents, the Other Lenders Party (defined therein) and Bank of America, N.A., Citibank, N.A., JPMorgan Chase Bank, N.A., MUFG, and RBC Capital Markets as Joint Lead Arrangers and Joint Book Runners.	10-K	12/31/2017	10.40

10.22	Consent and First Amendment to Credit Agreement, dated as of June 28, 2018 by and among Equinix, Inc. as Borrower, the Guarantors (defined therein), the Lenders (as such term is defined in the Credit Agreement referred to therein), and BANK OF AMERICA, N.A., as Administrative Agent.	10-Q	8/8/2018	10.35

10.23	Second Amendment to Credit Agreement, dated as of July 26, 2018, by and between Equinix, Inc. as Borrower, the financial institutions defined therein, MUFG Bank, Ltd., as Technical Agent and Bank of America, N.A. as Administrative Agent, under that certain Credit Agreement dated December 12, 2017.	10-Q	8/8/2018	10.36

10.24	Third Amendment to Credit Agreement, dated as of April 26, 2019, by and among Equinix, Inc., Delaware corporation ("Equinix" or the "Borrower"), each "Lender" (as such term is defined in the Credit Agreement referred to therein) party hereto, and BANK OF AMERICA, N.A., as Administrative Agent, under that certain Credit Agreement dated December 12, 2017.	10-Q	6/30/2019	10.34

10.25	Credit Agreement dated April 15, 2020, by and among Equinix, as borrower, a syndicate of financial institutions, as lenders, MUFG Bank, Ltd.as administrative agent, and MUFG Union Bank, N.A., Sumitomo, Mitsui Banking Corporation, TD Securities (USA) LLC and Mizuho Bank, Ltd., as joint lead arrangers.	10-Q	6/30/2020	10.25

10.26**	Relocation Letter Agreement by and between Equinix, Inc. and Charles Meyers dated October 12, 2018.	10-K	2/22/2019	10.37

10.27**	Change in Control Severance Agreement between Equinix, Inc and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.25

10.28**	Change in Control Severance Agreement between Equinix, Inc and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.26

10.29**	Change in Control Severance Agreement between Equinix, Inc and Karl Strohmeyer dated October 3, 2019.	10-Q	9/30/2019	10.27

10.30**	Change in Control Severance Agreement between Equinix, Inc and Peter Van Camp dated October 3, 2019.	10-Q	9/30/2019	10.28

10.31**	Change in Control Severance Agreement between Equinix, Inc and Charles Meyers dated October 4, 2019.	10-Q	9/30/2019	10.29

10.32**	Change in Control Severance Agreement between Equinix, Inc and Eric Schwartz dated October 3, 2019.	10-Q	9/30/2019	10.30

10.33**	Change in Control Severance Agreement between Equinix, Inc and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.31

10.34**	Change in Control Severance Agreement between Equinix, Inc and Sara Baack dated October 3, 2019.	10-Q	9/30/2019	10.32

10.35**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Sara Baack dated October 3, 2019.	10-Q	9/30/2019	10.33

10.36**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Charles Meyers dated October 4, 2019.	10-Q	9/30/2019	10.34

10.37**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Eric Schwartz dated October 3, 2019.	10-Q	9/30/2019	10.35

10.38**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.36

10.39**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.37

10.40**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.38

10.41**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Karl Strohmeyer dated October 3, 2019.	10-Q	9/30/2019	10.39

10.42**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Peter Van Camp dated October 3, 2019.	10-Q	9/30/2019	10.40

21.1	Subsidiaries of Equinix, Inc.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

EQUINIX, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.
Date: October 30, 2020
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