Form 10-K
period 2020-12-31
EQUINIX INC
filed 2021-02-19
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $62.2 billion. As of February 18, 2021, a total of 89,287,863 shares of the registrant's common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the registrant's definitive proxy statement to be issued in conjunction with the registrant's 2021 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2020. Except as expressly incorporated by reference, the registrant's proxy statement shall not be deemed to be a part of this report on Form 10-K.

PART I

Forward-Looking Statements
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
Summary of Risk Factors
Our business is subject to numerous risks and uncertainties that make an investment in our common stock speculative or risky, any one of which could materially adversely affect our results of operations, financial condition or business. These risks include, but are not limited to, those listed below. This list is not complete, and should be read together with the section titled “Risk Factors” in this Annual Report on Form 10-K, as well as the other information in this Annual Report on Form 10-K and the other filings that we make with the U.S. Securities and Exchange Commission (the “SEC”).

Risks Related to Our Business and Our Operations

•The ongoing COVID-19 pandemic could have a negative effect on our business, results of operations and financial condition.
•We experienced an information technology security breach in the past and may be vulnerable to future security breaches, which could disrupt our operations and have a material adverse effect on our business, results of operation and financial condition.
•Terrorist activity, or violence stemming from the current climate of political and economic uncertainty, could adversely impact our business.
•Our offerings have a long sales cycle that may harm our revenue and results of operations.
•Any failure of our physical infrastructure or negative impact on our ability to meet our obligations to our customers or damage to customer infrastructure within our IBX data centers, could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial condition.
•We are currently making significant investments in our back-office information technology systems and processes. Difficulties from or disruptions to these efforts may interrupt our normal operations and adversely affect our business and results of operations.
•The level of insurance coverage that we purchase may prove to be inadequate.
•The use of high power density equipment may limit our ability to fully utilize our older IBX data centers.
•If we are unable to implement our evolving organizational structure or if we are unable to recruit or retain key executives and qualified personnel, our business could be harmed.
•We may not be able to compete successfully against current and future competitors.
•If we cannot continue to develop, acquire, market and provide new offerings or enhancements to existing offerings that meet customer requirements and differentiate us from our competitors, our results of operations could suffer.
•Our results of operations results may fluctuate.
•Our days sales outstanding ("DSO") may be negatively impacted by process and system upgrades and acquisitions.

•We may incur goodwill and other intangible asset impairment charges, or impairment charges to our property, plant and equipment, which could result in a significant reduction to our earnings.
•We have incurred substantial losses in the past and may incur additional losses in the future.
•The failure to obtain favorable terms when we renew our IBX data center leases, or the failure to renew such leases, could harm our business and results of operations.
•We depend on a number of third parties to provide internet connectivity to our IBX data centers; if connectivity is interrupted or terminated, our results of operations and cash flow could be materially and adversely affected.
•We have government customers, which subjects us to risks including early termination, audits, investigations, sanctions and penalties.
•Because we depend on the development and growth of a balanced customer base, including key magnet customers, failure to attract, grow and retain this base of customers could harm our business and results of operations.
•Industry consolidation may have a negative impact on our business model.

Risks Related to Our Expansion Plans

•Our construction of additional new IBX data centers or IBX data center expansions could involve significant risks to our business.
•Acquisitions present many risks, and we may not realize the financial or strategic goals that were contemplated at the time of any transaction.
•The anticipated benefits of our joint ventures with GIC Private Limited, Singapore’s sovereign wealth fund (“GIC”) may not be fully realized or take longer to realize than expected.
•Joint venture investments, such as our joint ventures with GIC, could expose us to risks and liabilities in connection with the formation of the new joint ventures, the operation of such joint ventures without sole decision-making authority, and our reliance on joint venture partners who may have economic and business interests that are inconsistent with our business interests.
•If we cannot effectively manage our international operations, and successfully implement our international expansion plans, or comply with evolving laws and regulations, our revenues may not increase, and our business and results of operations would be harmed.
•We are continuing to invest in our expansion efforts but may not have sufficient customer demand in the future to realize expected returns on these investments.

Risks Related to Our Capital Needs and Capital Strategy

•Our substantial debt could adversely affect our cash flows and limit our flexibility to raise additional capital.
•The phase-out of the London Interbank Offered Rate (“LIBOR”), and uncertainty as to its replacement, may adversely affect our business.
•Sales or issuances of shares of our common stock may adversely affect the market price of our common stock.
•If we are not able to generate sufficient operating cash flows or obtain external financing, our ability to fund incremental expansion plans may be limited.
•Fluctuations in foreign currency exchange rates in the markets in which we operate internationally could harm our results of operations.
•Our derivative transactions expose us to counterparty credit risk.

Risks Related to Environmental Laws and Climate Change Impacts

•Environmental regulations may impose upon us new or unexpected costs.
•Our business may be adversely affected by climate change and responses to it.
•Our business could be harmed by prolonged power outages, shortages or capacity constraints.

Risks Related to Certain Regulations and Laws, including Tax Laws

•Changes in U.S. or foreign tax laws, regulations, or interpretations thereof, including changes to tax rates, may adversely affect our financial statements and cash taxes.
•Government regulation may adversely affect our business.

Risks Related to Our Taxation as a REIT

•We have a number of risks related to our taxation as a REIT, including the risk that we may not be able to maintain our qualification as a REIT which could expose us to substantial corporate income tax and have a materially adverse effect on our business, financial condition, and results of operations.
ITEM 1.    Business
Overview: Powering the World’s Digital Leaders
Equinix is a global digital infrastructure company. Digital leaders harness our trusted platform to bring together and interconnect the foundational infrastructure that powers their digital success. We enable our customers to access all the right places, partners and possibilities they need to accelerate their digital advantage. Platform Equinix® combines a global footprint of International Business Exchange™ ("IBX®") data centers in the Americas ("AMER"), Asia-Pacific ("APAC"), and Europe, the Middle East and Africa ("EMEA") regions, interconnection solutions, edge services, unique business and digital ecosystems and expert consulting and support. Equinix was incorporated on June 22, 1998 as a Delaware corporation and operates as a real estate investment trust for federal income tax purposes ("REIT").
Al Avery and Jay Adelson founded Equinix as a vendor-neutral multi-tenant data center ("MTDC") provider where competing networks could connect and share data traffic to help scale the rapid growth of the early internet. The company’s name, Equinix (composed from the words "equality", "neutrality" and "internet exchange"), reflects that vision. The founders also believed they not only had the opportunity but also the responsibility to create a company that would be the steward of some of the most important digital infrastructure assets in the world. Two decades later, we have expanded upon that vision to build Platform Equinix, with unmatched scale and reach.
Our interconnected data centers around the world allow our customers to bring together and interconnect the infrastructure they need to fast-track their digital advantage. With Equinix, they can scale with agility, speed the launch of digital services, deliver world-class experiences and multiply their value. We enable them to increase information and application delivery performance for users, and quickly deploy distributed IT infrastructures and access business and digital ecosystems, all while significantly reducing costs and latency. The Equinix global platform, and the quality of our IBX data centers, interconnection offerings and edge services, have enabled us to establish a critical mass of customers. As more customers choose Platform Equinix, for bandwidth cost and performance reasons it benefits their suppliers and business partners to colocate in the same data centers and connect directly with each other. This adjacency creates a “network effect” that attracts new customers and enables our existing customers to capture further economic and performance benefits from our offerings.

In 2020, we opened six new IBX data centers, invested in xScaleTM data centers, and added capacity in 14 markets resulting in an increase in our total number of IBX and xScaleTM data center facilities to more than 225, including our acquisition of 13 data centers in Canada. 2020 highlights include:
•New data center openings in 2020 included six new IBX sites in the following metros: Washington DC, Dallas, Warsaw, and Hamburg, with an opening in Muscat, Oman held in an unconsolidated entity and a new market entry announced for Bordeaux, France.
•We began construction on five additional xScaleTM sites in 2020. xScaleTM data centers serve the needs of the growing hyperscale data center market, including the world's largest cloud service providers, and are engineered to meet the technical and operational requirements and price points of core hyperscale workload deployments. xScaleTM data centers also offer access to our comprehensive suite of interconnection and edge services that tie into the hyperscale companies' existing access points at Equinix, thereby increasing the speed of connectivity to their existing and future enterprise customers. In xScaleTM sites, hyperscale companies can consolidate core and access point deployments into one global provider to streamline and simplify their rapid growth.
•In the fourth quarter of 2020, we acquired 13 data centers from BCE Inc. ("Bell') in Canada (the "Bell Acquisition"), solidifying our position as a leading digital infrastructure provider in the country, with a total of 15 data centers that we now operate coast-to-coast across eight metros. The Bell Acquisition allows us to expand our reach with seven new metros in six provinces, adding more than 600 customer accounts from diverse sectors, including enterprise, cloud, IT, government, energy and financial services. In addition to adding new capacity in Toronto where we already operated two IBX data centers, we acquired data centers in Calgary, Kamloops, Saint John, Montreal, Ottawa, Vancouver and Winnipeg. The transaction opens key gateways from North America to Asia through Vancouver and North America to Europe through the submarine cable systems in the Saint John area in New Brunswick.
•In August 2020, we announced our intended expansion into India, a new market, entering into an agreement to purchase the India operations of GPX Global Systems, Inc. ("GPX India"). The acquisition, expected to close in Q2 2021 subject to regulatory approval, includes the two most interconnected data centers in India, with a well-established ecosystem in Mumbai that includes more than 200 interconnection-rich customers, international brands and key local players. India has the world’s second largest population and the second largest base of internet subscribers, fueling demand for data centers and colocation offerings. This planned acquisition underscores our goal to extend Platform Equinix to support our customers’ digital edge strategies.
•In March 2020, we completed our acquisition of leading bare metal automation company Packet Host, Inc. ("Packet") (the "Packet Acquisition"). Packet’s capabilities became Equinix MetalTM which adds direct integration to Equinix FabricTM and expands the services to new global locations. With Equinix Metal, enterprises, SaaS companies and digital service providers can provision interconnected bare metal resources in minutes instead of months, while reducing the capital expenditures and operational requirements of owning hardware. They can also reduce cloud costs while retaining the flexibility and operational expenditures of cloud services via on demand, reserved or spot market capacity in our global data centers using the Equinix Metal portal or DevOps-friendly APIs and integrations. An important piece of our Platform strategy, this acquisition advances our vision to deliver the most advanced solutions for customers to rapidly deploy digital infrastructure at global scale.

•In January 2020, we expanded into two new Mexico metros, with our acquisition of three data centers from Axtel S.A.B. de C.V. ("Axtel") that serve the Mexico City and Monterrey metro areas. This expansion, when combined with previous Equinix acquisitions of key regional traffic hubs in Dallas ("Infomart") and Miami (the NAP of the Americas), further strengthens our global platform by increasing interconnection between North, Central and South America. Mexico is the world's eleventh-largest economy and the second largest in Latin America. The country's telecommunications reform of 2013 has created opportunities for many businesses seeking to expand into Mexico, allowing for open competition by non-governmental entities and providing an opportunity for the growth of service provider and enterprise ecosystems that flourish within our network-neutral data centers globally.
Industry Trends: Taking Digital Business to the Edge
Digital transformation is changing where and how businesses deploy and deliver IT services to employees and is creating new digital business models for partners and customers. The convergence of these global trends and the impact of the ongoing COVID-19 pandemic have created additional pressure for many companies to transform. The collective influence of these trends is driving complexity and risk that must be addressed in multiple locations for companies to effectively compete in the global digital economy. These trends include:
•Digital business: As organizations transform their traditional lines of business, they are being asked to reduce costs and become more efficient while accelerating the development of new insights. This requires transforming network architecture while distributing digital infrastructure in strategic locations to support local interconnection between user services, data, clouds and ecosystem partners.
•Urbanization: This is driving an increase in population centers needing digital engagement; however, a more recent trend has been migration out of cities due to the ongoing COVID-19 pandemic. This is causing an expansion in the overall digital edge, which requires companies to locate digital services close to users to deliver great user experiences. These same concentrations of people provide an economy of scale which makes it cost effective to distribute applications, data, content and networking to serve these locations.
•Cybersecurity: A cybersecurity breach is one of the most serious risks facing companies today, and many of the most serious breaches occur via a penetration of a company’s business partners’ networks. To protect against this, businesses need to develop best practices to distribute their security controls and infrastructure out to digital exchanges where most traffic exchange is happening.
•Data volumes and compliance: Demand for local data analysis and data exchange to support digital workflows is outpacing organizations’ ability to classify, secure, privately transport and process data across regions. To meet new regulations and drive new strategic value, companies need to deploy distributed data storage, analytics and clouds within the same jurisdiction, and then replicate this across multiple global locations.
•Business ecosystems: Digital trade flows involve an increasing variety of customers, partners and employees. To enable this, companies deploy a digital presence in close physical proximity to an application exchange point and then connect to it directly to support real-time engagement. In the aggregate, these form a business ecosystem. These ecosystems are expanding in depth and number.
These trends are accelerating the need for companies like Equinix who can provide a secure, agile global business platform that leverages digital interconnection—or private data exchange—to deliver real-time interactions around the world.
As part of their digital transformation, businesses in most industries are shifting their centralized IT infrastructures to the edge to bring digital services closer to users for better performance, which has become a significant driver of digital business value. To realize the full potential of the edge, IT organizations require greater interconnection bandwidth. Interconnection bandwidth is defined as the total capacity provisioned to privately and directly exchange traffic, with a diverse set of partners and providers, at distributed IT exchange points inside carrier-neutral colocation data centers. Private interconnection capacity between businesses, as reported in the fourth annual Global Interconnection Index ("GXI"), a market study published by Equinix, is anticipated to grow at a compound annual growth rate of 45% by 2023, reaching 16,300+ terabits per second of data exchanged annually.

Worldwide Interconnection Bandwidth Capacity Growth (2018 - 2022) in Terabits per Second (Tbps)
Source: GXI Volume 4
Equinix Business Proposition: Bring together and interconnect the infrastructure you need to fast-track your digital advantage
In 2020, we continued to build new data center, interconnection and edge services capabilities that we intend will further our vision to power the world’s digital leaders. On Platform Equinix, digital leaders can bring together all the right places, partners and possibilities to create the foundational infrastructure they need to succeed. We offer a comprehensive, integrated suite of data center, interconnection and edge services and products to close to 10,000 enterprise and service provider customers worldwide.

The following are the leading revenue generating product and other offerings that collectively make up Platform Equinix:
Data Center Solutions
Our global, state-of-the-art data centers meet strict standards of security, reliability, certification and sustainability. Offerings in these data centers are typically billed based on the space and power a customer consumes, are delivered under a fixed duration contract and generate monthly recurring revenue ("MRR").
•IBX Data Centers consist of more than 220 IBX vendor-neutral colocation data centers worldwide, providing our customers with secure, reliable and robust environments (including space and power) that are necessary to aggregate and distribute information and connect digital and business ecosystems globally. IBX data centers provide access to vital ecosystems where enterprises, network, cloud and SaaS providers, and business partners directly and securely interconnect to each other.
•xScaleTM Data Centers are designed to serve the unique core workload deployment needs of a targeted group of hyperscale companies, which include the world's largest cloud service providers. With xScaleTM data centers, hyperscale customers add to their core hyperscale data center deployments and existing customer access points at Equinix, allowing streamlined expansion with a single global vendor.

•IBX SmartView is a fully integrated monitoring software which provides customers visibility into the operating data relevant to their specific Equinix footprint as if they were in-house. The software provides online access to real-time environmental and operating data through the Equinix Customer Portal or API integrations. With real-time alerts and configurable reporting, IBX SmartView allows customers to maintain their IBX operations and plan for future growth.
Interconnection Solutions
Our interconnection solutions connect businesses directly, securely and dynamically within and between our data centers across our global platform. Our interconnection services are typically billed based on the outbound connections from a customer and generate MRR.
•Equinix Fabric™ provides secure, on-demand, software-defined interconnection. Built specifically for digital infrastructure, Equinix Fabric enables businesses to connect globally to their choice of thousands of networking, storage, compute and application service providers in the industry’s largest infrastructure ecosystem. As the foundation of Platform Equinix’s interconnection capability, Equinix Fabric enables customers to quickly and easily connect their physical and virtual digital infrastructures.
•Cross Connects provide a point-to-point cable link between two Equinix customers in the same IBX data center. Cross Connects deliver fast, convenient, affordable and highly reliable connectivity and data exchange with business partners and service providers within the Equinix ecosystem.
•Equinix Internet Exchange™ enables networks, content providers and large enterprises to exchange internet traffic through the largest global peering solution. Service providers can aggregate traffic to multiple counterparties, called peers, on one physical port and handle multiple small peers while moving high-traffic peers to private interconnections. This reduces latency for end-users when accessing content and applications.
•Equinix Connect is an agile, scalable, resilient and high performing internet access solution. With at least two upstream ISPs in each market, Equinix Connect offers the resiliency that organizations demand and direct connections to major content destinations, resulting in superior performance. It provides the convenience of a one-stop shop and the flexibility required to connect to the internet as a primary or secondary access solution. Available globally in more than 40 markets, Equinix Connect allows businesses to grow as their needs grow with scalable bandwidth options to meet their emerging usage requirements.
Edge Services
Our edge services help businesses rapidly deploy as-a-service networking, security and hardware across our global data center footprint - as an alternative to buying, owning and managing the physical infrastructure. Our edge services are typically billed based on the number of instances and the capacity used by a customer and generate MRR.
•Network Edge allows customers to modernize networks within minutes, by deploying network functions virtualization ("NFV") from multiple vendors across Equinix metros. Companies can select, deploy and connect virtual network services at the edge quickly, with no additional hardware requirements.
•Equinix SmartKey™ helps customers simplify data protection across any cloud architecture via a global SaaS-based, hardware security module management and cryptography service that provides on-premises and hybrid multicloud encryption key management.
•Equinix Metal™ allows enterprises, SaaS companies and digital service providers to provision interconnected bare metal resources in minutes instead of months, while reducing the capital expenditures and operational requirements of owning hardware. They can also reduce cloud costs while retaining the flexibility and operational expenditures of cloud services via on demand, reserved or spot market capacity in Equinix’s global data centers using the Equinix Metal portal or DevOps-friendly APIs and integrations.
Colocation Offerings
Equinix offers a variety of colocation offerings designed to speed and streamline digital transformation and data center deployments for its customers. These services are typically billed based on consumption and generate non-recurring revenue ("NRR").
•Equinix Smart Hands provides around-the-clock, on-site, operational support service for remote management, installation and troubleshooting of customer data center equipment. Using Equinix IBX data center technicians, Smart Hands allows customers to manage and outsource their business operations and maximize uptime whether from within an IBX data center or from a remote location. Providing remote management through Smart Hands has helped enable some customers to continue managing business operations in spite of the impact of the COVID-19 pandemic.
•Equinix Infrastructure Services (EIS) provides customers with a one-stop shop for data center installation, migration and equipment procurement. With proven practices developed over many years of successfully building, migrating and optimizing our customers’ data center needs, EIS services lend expertise to address larger, more complex data center jobs including installation and implementation of new builds, planned migrations, structured cabling, labelling and documentation, procurement recommendations and coordination, and secure de-installation.
Competition
While a large number of enterprises and service providers, such as hyperscale cloud service providers, own their own data centers, We believe the industry is shifting away from single-tenant solutions and outsourcing some or all of their IT housing and interconnection requirements to third party facilities, such as those operated by us.
Historically, that outsourcing market was served by large telecommunications carriers who bundled their products and services with their colocation offerings. The data center market landscape has evolved to include private and vendor-neutral MTDC providers, hyperscale cloud providers, managed infrastructure and application hosting providers, and systems integrators. It is estimated that Equinix is one of more than 1,200 companies that provide MTDC offerings around the world. The global MTDC market is highly fragmented. Each of these data center solutions providers can bundle various colocation, interconnection and network offerings and outsourced IT infrastructure solutions. We believe that this outsourcing trend is likely to accelerate in the coming years, especially in light of changes to digital business as a result of the ongoing COVID-19 pandemic.
Equinix is differentiated in this market by being able to offer customers a global platform that reaches 26 countries and contains the industry’s largest and most active ecosystem of partners in our sites. This ecosystem creates a “network effect” which improves performance and lowers cost for our customers and is a significant source of competitive advantage for Equinix.
Customers
Our customers include telecommunications carriers, mobile and other network services providers, cloud and IT services providers, digital media and content providers, financial services companies, and global enterprise ecosystems in various industries. We provide each company access to a choice of business partners and solutions based on their colocation, interconnection and managed IT service needs, and delivered 99.9999% operational uptime across our global data centers in 2020. As of December 31, 2020, we had over 10,000 customers worldwide. No one customer made up 10% or more of our total business revenues for the year ended December 31, 2020.
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
Human Capital
As of December 31, 2020, we had 10,013 employees worldwide with 4,599 based in the Americas, 3,405 based in EMEA and 2,009 based in APAC. Of those employees, 4,436 employees were in engineering and operations, 1,911 employees were in sales and marketing and 3,666 employees were in management, finance and administration. We recognize that attracting, developing and retaining talent at all levels is vital to continuing our success and offer industry competitive compensation and benefits, along with development opportunities to help every employee achieve their full potential. In 2020, we expanded our portfolio of development programs for our employees. We have invested in a digital learning platform, providing access to on-demand learning to each of our employees. We have developed and rolled out several programs to help our leaders navigate the current environment. To ensure we are continuously improving employee experience and enabling our talent to thrive, we have enhanced our listening strategy, moving to more frequent surveys at several steps along an employee’s journey at Equinix.
At Equinix, we strive to build a culture where every employee, every day, can say “I’m Safe, I Belong and I Matter” and develop our workforce, at all levels, to better reflect and represent the communities in which we operate. Our objective is to continue to make our culture a critical competitive advantage, engaging every leader and every employee in the process. To ensure we are upholding our core corporate values and making progress toward our goals, we monitor our employee satisfaction through our quarterly survey, which is our listening mechanism. In 2020, employee satisfaction averaged 85%.
We are integrating a focus on diversity, inclusion and belonging ("DIB") into every aspect of how we run our business and have initiated a multi-year DIB strategy with governance through a DIB Council chaired by our CEO and CHRO, in partnership with our Sustainability Program Office, that oversees our progress on environment, social and governance ("ESG") matters. Our DIB strategy focuses on attracting, retaining and developing a diverse, global workforce; building leadership capability; and empowering our people to bring DIB to life. Equinix representatives have joined the G100 Talent Consortium Task Force on Racial Inequity in Business to consider core inequity issues, including anti-racism, bias, and hiring and promotability practices, in order to develop tangible best practices that companies can use as guide rails to increase representation and career mobility for black, indigenous and people of color ("BIPOC") employees. In 2020, we hosted a Days of Understanding event as part of an initiative of CEO ACT!ON, a pledge Equinix has taken along with hundreds of other companies to embrace difference in our organizations, educate our people and build more inclusive cultures inside and outside of our workplaces. We also have employee-led connection networks ("ECNs"), each representing an identity/community that is underrepresented at Equinix, has faced historical discrimination or shares unique challenges, integrated in our DIB strategy.
Our Community Impact program promotes connection and belonging, and enables employees to give back, with the support of Equinix, to the communities in which we work and live. In total, our Community Impact efforts in 2020 resulted in approximately $2.8 million in employee donations, corporate matching and grants, and more than 9,350 volunteer hours, to approximately 1,750 nonprofits worldwide.
We believe our commitment to the highest standards of honesty, integrity and ethical behavior differentiates our business as much as our technology. We promote these high standards through a number of policies including the Equinix Code of Business Conduct. All employees are required to complete trainings on ethics and the company’s anti-bribery and corruption policies. In addition, we maintain a confidential ethics helpline where employees are encouraged to speak up if they have any questions or concerns that our code is being violated. We have a zero-tolerance, non-retaliation policy that protects our employees when they speak up.
In a year disrupted by the unprecedented global pandemic caused by COVID-19, we implemented a number of precautionary measures in line with our business continuity and pandemic plans to minimize the risk of operational impacts and to protect the health and safety of employees, customers, partners and our communities. During the pandemic, we have offered a range of support to our employees including “work from home” policies, financial assistance and health and wellness resources. We also incurred one-time cash bonuses and compensation expense of $8.6 million for our IBX employees as well as other employees to support their work-from-home requirements during the first quarter of 2020. To ensure a careful, safe and responsible eventual return to office, we have developed a roadmap based on guidance from health experts and other leaders from around the world.
We believe that all of these programs and initiatives support our human capital goals, align with our company culture, and increase employee satisfaction.

Sustainability
Equinix is committed to protecting, connecting and powering a more sustainable digital world and to greening our customers' supply chains. Through our sustainability efforts, Equinix strives to protect our planet and climate, unleash our people's potential to be a force for good, and lead with purpose and integrity in everything we do. Our definition of business growth and success includes steadfastly adhering to best-in-class ESG practices.
Environmental Performance
Equinix was the first data center company to commit to a long-term goal of 100% renewable energy across our global portfolio. Equinix uses local renewable energy sources where possible, seeks new or recently built renewable sources and advocates for favorable renewable energy policies. In the U.S., Equinix purchases nearly 2.3 million megawatt-hours ("MWh") of green power annually from a portfolio of renewable energy projects, including 225 MW of wind power under long-term virtual power purchase agreements ("VPPAs") located in Texas and Oklahoma. In 2019, over 90% of Equinix's global electricity consumption, and 100% of U.S. electricity consumption was covered by renewable energy sources. Calendar year data for 2020 will become available Q2 2021 and will be published in our annual Corporate Sustainability Report.
We have won numerous awards for our leading sustainability practices and our significant contributions to the renewable energy market. In 2020, Equinix was named the Green Power Partner of the Year by the U.S. Environmental Protection Agency ("EPA"). The award recognizes Equinix's leadership and commitment to advancing the development of the nation's voluntary green power market.
Equinix is committed to transparently measuring and reporting our global carbon footprint across direct (Scope 1), indirect energy (Scope 2) and indirect value chain (Scope 3) emissions. Since 2015, we have achieved a 60% reduction in carbon emissions on an absolute basis (Scope 1 and Scope 2 market-based metric tons of carbon dioxide-equivalent (mtCO2e)), even as we doubled our footprint in both energy consumption and number of sites. In 2020, CDP, a global non-governmental organization ("NGO") dedicated to helping investors and companies measure and manage their climate risks, recognized our commitments, actions and progress on climate change. Equinix received an 'A-' CDP leadership score for climate action.
To support our ongoing sustainability initiatives, in 2020, we issued our first green bonds totaling $1.35 billion. An amount equal to the net proceeds of the green bonds will be allocated to finance or refinance, in whole or in part, ongoing and new projects in categories such as green buildings, renewable energy, energy efficiency, sustainable water and wastewater management, waste management and clean transportation, as outlined in our Green Finance Framework. Our Green Finance Framework aligns Equinix's sustainability commitments with our long-term financing needs and highlights our pipeline of green projects and data center innovations.

Sustainability Accounting Standards Board ("SASB") Disclosures
SASB published the Sustainability Accounting Standard ("Standard") for the Real Estate Industry in October 2018. Equinix has aligned its SASB disclosures with the Real Estate Standard to enhance corporate disclosure around ESG performance. In our comprehensive disclosures in our annual Corporate Sustainability Report we also document our progress against metrics as outlined in other frameworks such as the Global Reporting Initiative ("GRI"), UN Sustainable Development Goals ("SDGs") and the Task Force on Climate-related Financial Disclosures ("TCFD"). The following tables detail our energy metrics, aligned with the SASB Real Estate Standard. We intend to expand our reporting around the Real Estate Standard in the future.
The following metrics represent Equinix's colocation and hyperscale (xScaleTM) data center facilities' performance in the calendar years specified. Energy, renewable energy and greenhouse gas emissions are independently assured to ISO 14064-3:2006 standards for the quantification and reporting of greenhouse gas emissions. Calendar year data for 2020 is expected to become available Q2 2021.
Energy Management: Energy Consumption

Year	Energy Consumption Data as a % of Floor Area	Total Energy Consumed by Portfolio Area with Data Coverage (MWh)(1)	Like-for-Like Change in Energy Consumption of Portfolio Area with Data Coverage (MWh)(2)	Grid Electricity Consumption as a % of Energy Consumption	Energy Consumption from Renewable Sources(3) (kWh)	Renewable Energy as a % of Energy Consumption	Renewable Energy as a % of Electricity Consumption
2018(4)(5)	99.9%	5,162,000	N/A	95.3%	4,689,000	91%	92%
2019(6)(7)	94.9%	5,711,000	3.6%	94.4%	5,168,000	91%	91%

(1)The scope of energy consumed includes diesel, natural gas, purchased electricity, purchased chilled water and purchased electricity from fuel cells installed onsite. The only asset type included is data centers (Equinix’s 2019 sustainability report also included offices and the Infomart at DA99). The coverage is Whole Building.
(2)Like-for-like computed for stabilized asset list for the overlapping list of sites designated as stabilized in 2018 and 2019.
(3)Excludes renewable energy supplied in the standard generation mix from local utilities. Includes renewable energy certificates (through VPPAs, bundled supplier agreements, green tariffs and unbundled purchases).
(4)Excludes reseller sites (DA99, JK1, OS99, SH1).
(5)2018 portfolio coverage excludes xScaleTM sites: PA8x, LD13x.
(6)The 2019 10-K included recently constructed or acquired sites for which no utility data had been included within the greenhouse gas inventory boundary. This includes the following sites with no energy data reported within the SASB metrics for 2019: Data Centers: Asia-Pacific (ME2, SG4, SY5, TY11, SL1). Reseller sites are also excluded in the energy metrics (DA99, JK1, OS99, SH1). Equinix's Axtel Acquisition and Bell Acquisition sites from 2020 are also excluded.
(7)2019 portfolio coverage includes xScaleTM sites: PA8x, LD13x.
Energy Management: Green Building Ratings
Equinix's environmental efforts aim to deliver meaningful and measurable progress against sustainability goals that positively impact its customers, partners, investors and employees. Our data centers are designed to take advantage of local environmental conditions and to maximize operational efficiency. Equinix evaluates cost-efficient opportunities to enhance energy efficiency and bring renewable energy to the site for existing or acquired sites.
Equinix is protecting our planet's resources through green data center innovations and building and operating energy-efficient data centers around the world. Equinix's Energy Efficiency Center of Excellence is driving a global approach to cooling its existing data centers more efficiently. The program engages customers to manage their implementations more sustainably at Equinix's facilities, leading to overall improved site efficiencies.
Equinix certifies to numerous green buildings and energy management certifications and schemes. These include USGBC LEED green buildings certifications, ISO 14001:2015 Environmental Management Standard, ISO 50001:2011 Energy Management Standard, BCA Green Mark, U.S. EPA Energy Star for Data Centers and others.
Data centers receiving green building ratings in 2019 and 2020 totaled more than 1.3 million gross sq. ft. The following new sites received ratings in 2019 or 2020. Additional sites and phases are pending final submissions.

Data Center	Metro Area	Rating Scheme	Level Achieved
DC15 Phase 1	Ashburn, Virginia	Green Globes	Three Globes
HK4 Phase 2	Hong Kong	LEED	Silver
ME2 Phase 1	Melbourne, Australia	LEED	Gold
SG4 Phase 1	Singapore	BCA Green Mark	GoldPlus
SH6 Partner Site	Shanghai, China	LEED	Platinum
SY5 Phase 1	Sydney, Australia	LEED	Silver
TY11 Phase 1	Tokyo, Japan	LEED	Silver
In 2020, Equinix had 16.1 million gross sq. ft., or 72% of global footprint, in operation with green buildings and energy management certifications. Within the U.S., Equinix had 4.7 million gross sq. ft or 49% of its footprint under certification including 0.8 million of gross sq. ft., or 8% of U.S. footprint, having achieved U.S. EPA Energy Star for Data Centers.

Year	Total Gross sq. ft. (million)	Countries with Eligible Portfolio(1)	Area of Eligible Portfolio with Green Building Rating (million sq. ft.)(2	Eligible Portfolio with Green Building Rating (%)
Global Total through 2020	22.3	Americas: U.S., Canada, Columbia, Brazil Asia-Pacific: Australia, China, Hong Kong, Japan, Singapore EMEA: Bulgaria, Finland, France, Germany, Ireland, Italy, Netherlands, Poland, Portugal, Spain, Sweden, Switzerland, Turkey, UAE, United Kingdom	16.1	72%
U.S. Total through 2020	9.5	Americas: U.S.	4.7 (LEED and Energy Star) 0.8 (Energy Star)(3)	49% (LEED and Energy Star) 8% (Energy Star)
(1)Countries excluded from metrics above: Americas (Mexico), Asia-Pacific (Indonesia, South Korea).
(2)Ratings included in our totals: ISO 50001 Energy Management, ISO 14001 Environmental Management, LEED green buildings certifications, U.S. Environmental Protection Agency Energy Star for Data Centers, BCA Green Mark, NABERS and Green Globes.
(3)Equinix is currently evaluating its approach to U.S. EPA Energy Star for Data Centers. In 2019 and 2020, five sites received Energy Star for Data Centers recognition, representing 8% of our U.S. portfolio. In contrast, Equinix's U.S. portfolio has 17 LEED-certified data centers or 41% of the U.S. portfolio by gross square footage.
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

ITEM 1A.    Risk Factors
In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business:
Risk Factors

Risks Related to Our Business and Our Operations

The ongoing COVID-19 pandemic could have a negative effect on our business, results of operations and financial condition.

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

Preventative measures instituted by governments and businesses to mitigate the spread of COVID-19, including travel restrictions, social distancing requirements, shelter in place orders and quarantines, have negatively impacted the global economy and may adversely impact us, our customers and vendors. Some of our customers have been negatively impacted by the COVID-19 pandemic which could affect our revenues. Certain customers have requested revised payment terms and more customers could potentially request such terms. If such an increase in requests for revised payment terms occurs, some delays in accounts receivable collection would result. We also expect some customers are relying on the governmental support via various COVID-19 related stimulus packages. If these stimulus packages do not continue or if they are not sufficient to meet our customers' needs, we could experience more customer churn as a result. In general, a prolonged economic downturn could result in a larger customer churn than we currently anticipate and reduced demand for our services, in which case our revenues could be significantly impacted. Given the uncertainty around the duration and extent of the COVID-19 pandemic, we cannot accurately predict at this time how the pandemic will affect our business over time.

We do not expect the construction delays that we have experienced to have a material effect on the company at this time, but additional supply disruptions because of the ongoing COVID-19 pandemic could occur and cause construction delays that are significant in the future. Significant construction delays would interfere with our ability to meet commitments to customers who have contracted for space in new IBX data centers under construction and could have a material impact on our business. While we have received "essential business" permits for construction in some jurisdictions, these classifications may not extend to the construction of new IBX data centers in all of our jurisdictions. We are also reliant on third party construction labor to build and expand our IBX data centers, to which we may not have access due to the ongoing COVID-19 pandemic. We rely on materials, products and manufacturing from regions of the world which are impacted by the pandemic. It may not be possible to find replacement products or supplies and ongoing delays could affect our business and growth.

While the full extent and impact of the ongoing COVID-19 pandemic cannot be reasonably estimated at this time, it could have a material adverse impact on our business and financial condition. The extent to which the ongoing COVID-19 pandemic will impact our financial condition or results of operations will depend on many factors and future developments, including new information about the ongoing COVID-19 pandemic, additional surges in infection rates and any new government regulations which may emerge to contain the virus, among others.

We experienced an information technology security breach in the past and may be vulnerable to future security breaches, which could disrupt our operations and have a material adverse effect on our business results of operation and financial performance.

Despite our efforts to protect against cyber-attacks, we are not fully insulated from these types of security breaches, and such an attack could adversely impact our competitiveness and results of operations. In September 2020, we discovered ransomware on certain of our internal systems, encrypting files and holding them for ransom. Our teams responded quickly to address the incident and notified law enforcement, and after a thorough review of the incident by our management and experts retained to assist in this incident, the investigation was closed as of October 14, 2020. Our IBX data centers and our service offerings, including managed services, remained fully operational during the attack and the incident did not affect our ability to support our customers. We further believe that we were able to contain the incident and that the resolution will prevent the release of any data associated with this attack. While the event has been resolved and has not caused a material disruption to our systems nor resulted in any material costs to Equinix, our team is also working to protect against any future attacks. We will continue to face risks associated with unauthorized access to our computer systems, loss or destruction of data, computer viruses, ransomware, malware, distributed denial-of-service attacks or other malicious activities. These threats may result from human error, equipment failure or fraud or malice on the part of employees, vendors or third parties. As techniques used to breach security change frequently and are generally not recognized until launched against a target, we may not be able to promptly detect that a cyber breach has occurred, or implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. Because of the ongoing COVID-19 pandemic, many of our non-IBX employees are working from home and could potentially be exposed to new security risks or attempted breaches because of these new work environments. A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate either our proprietary information or the personal information of our customers or our employees, or cause interruptions or malfunctions in our operations or our customers' operations. As we provide assurances to our customers that we provide a high level of security, such a compromise could be particularly harmful to our brand and reputation. We may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security. Any breaches that may occur in the future could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, damage relating to loss of proprietary information, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and results of operations. We maintain insurance coverage for cyber risks, but such coverage may be unavailable or insufficient to cover our losses.

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

Terrorist activity, or violence stemming from the current climate of political and economic uncertainty, could adversely impact our business.

The continued threat of terrorist activity and other acts of war or hostility both domestically and abroad, along with violence stemming from political unrest, contribute to a climate of political and economic uncertainty. Due to existing or developing circumstances, we may need to incur additional costs in the future to provide enhanced security, including cyber security, which could have a material adverse effect on our business and results of operations. These circumstances may also adversely affect our ability to attract and retain customers and employees, our ability to raise capital and the operation and maintenance of our IBX data centers.

Our offerings have a long sales cycle that may harm our revenue and results of operations.

A customer's decision to purchase our offerings typically involves a significant commitment of resources. In addition, some customers will be reluctant to commit to locating in our IBX data centers until they are confident that the IBX data center has adequate carrier connections. As a result, we have a long sales cycle. Furthermore, we may devote significant time and resources to pursuing a particular sale or customer that does not result in revenues. We have also significantly expanded our sales force in recent years, and it will take time for these new hires to become fully productive. Delays may be further exacerbated by the ongoing COVID-19 pandemic.

Delays due to the length of our sales cycle may materially and adversely affect our revenues and results of operations, which could harm our ability to meet our forecasts and cause volatility in our stock price.

Any failure of our physical infrastructure or negative impact on our ability to meet our obligations to our customers, or damage to customer infrastructure within our IBX data centers, could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial results.

Our business depends on providing customers with highly reliable solutions. We must safehouse our customers' infrastructure and equipment located in our IBX data centers and ensure our IBX data centers and non-IBX offices remain operational at all times. We own certain of our IBX data centers, but others are leased by us, and we rely on the landlord for basic maintenance of our leased IBX data centers and office buildings. If such landlord has not maintained a leased property sufficiently, we may be forced into an early exit from the center which could be disruptive to our business. Furthermore, we continue to acquire IBX data centers not built by us. If we discover that these buildings and their infrastructure assets are not in the condition we expected when they were acquired, we may be required to incur substantial additional costs to repair or upgrade the IBX data centers. Newly acquired data centers also may not have the same power infrastructure and design in place as our own IBX data centers. These legacy designs could require upgrades in order to meet our standards and our customers’ expectations. Until the legacy systems are brought up to Equinix standards, customers in these legacy IBX data centers could be exposed to higher risks of unexpected power outages. We have experienced power outages because of these legacy design issues in the past and our customers could experience these in the future.

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

We have service level commitment obligations to certain customers. As a result, service interruptions or significant equipment damage in our IBX data centers could result in difficulty maintaining service level commitments to these customers and potential claims related to such failures. Because our IBX data centers are critical to many of our customers' businesses, service interruptions or significant equipment damage in our IBX data centers could also result in lost profits or other indirect or consequential damages to our customers. We cannot guarantee that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as a result of a problem at one of our IBX data centers and we may decide to reach settlements with affected customers irrespective of any such contractual limitations. Any such settlement may result in a reduction of revenue under U.S. generally accepted accounting principles ("GAAP"). In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our results of operations.

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

We are currently making significant investments in our back-office information technology systems and processes. Difficulties from or disruptions to these efforts may interrupt our normal operations and adversely affect our business and results of operations.

We have been investing heavily in our back-office information technology systems and processes for a number of years and expect such investment to continue for the foreseeable future in support of our pursuit of global, scalable solutions across all geographies and functions that we operate in. These continuing investments include: 1) ongoing improvements to the customer experience from initial quote to customer billing and our revenue recognition process; 2) integration of recently-acquired operations onto our various information technology systems; and 3) implementation of new tools and technologies to either further streamline and automate processes, or to support our compliance with evolving U.S. GAAP. As a result of our continued work on these projects, we may experience difficulties with our systems, management distraction and significant business disruptions. For example, difficulties with our systems may interrupt our ability to accept and deliver customer orders and may adversely impact our overall financial operations, including our accounts payable, accounts receivables, general ledger, fixed assets, revenue recognition, close processes, internal financial controls and our ability to otherwise run and track our business. We may need to expend significant attention, time and resources to correct problems or find alternative sources for performing these functions. All of these changes to our financial systems also create an increased risk of deficiencies in our internal controls over financial reporting until such systems are stabilized. Such significant investments in our back-office systems may take longer to complete and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and there is a risk of an impairment charge if we decide that portions of these projects will not ultimately benefit the company or are de-scoped. Finally, the collective impact of these changes to our business has placed significant demands on impacted employees across multiple functions, increasing the risk of errors and control deficiencies in our financial statements, distraction from the effective operation of our business and difficulty in attracting and retaining employees. Any such difficulties or disruptions may adversely affect our business and results of operations.

The level of insurance coverage that we purchase may prove to be inadequate.

We carry liability, property, business interruption and other insurance policies to cover insurable risks to our company. We select the types of insurance, the limits and the deductibles based on our specific risk profile, the cost of the insurance coverage versus its perceived benefit and general industry standards. Our insurance policies contain industry standard exclusions for events such as war and nuclear reaction. We purchase earthquake insurance for certain of our IBX data centers, but for our IBX data centers in high-risk zones, including those in California and Japan, we have elected to self-insure. The earthquake and flood insurance that we do purchase would be subject to high deductibles. Any of the limits of insurance that we purchase, including those for cyber risks, could prove to be inadequate, which could materially and adversely impact our business, financial condition and results of operations.

We are continuing to invest in our expansion efforts but may not have sufficient customer demand in the future to realize expected returns on these investments.

We are considering the acquisition or lease of additional properties and the construction of new IBX data centers beyond those expansion projects already announced. We will be required to commit substantial operational and financial resources to these IBX data centers, generally 12 to 18 months in advance of securing customer contracts, and we may not have sufficient customer demand in those markets to support these IBX data centers once they are built. In addition, unanticipated technological changes could affect customer requirements for data centers, and we may not have built such requirements into our new IBX data centers. Either of these contingencies, if they were to occur, could make it difficult for us to realize expected or reasonable returns on these investments.

The use of high power density equipment may limit our ability to fully utilize our older IBX data centers.
Some customers have increased their use of high power density equipment, such as blade servers, in our IBX data centers which has increased the demand for power on a per cabinet basis. Because many of our IBX data centers were built a number of years ago, the current demand for power may exceed the designed electrical capacity in these IBX data centers. As power, not space, is a limiting factor in many of our IBX data centers, our ability to fully utilize those IBX data centers may be impacted. The ability to increase the power capacity of an IBX data center, should we decide to, is dependent on several factors including, but not limited to, the local utility's ability to provide additional power; the length of time required to provide such power; and/or whether it is feasible to upgrade the electrical infrastructure of an IBX data center to deliver additional power to customers. Although we are currently designing and building to a higher power specification than that of many of our older IBX data centers, there is a risk that demand will continue to increase and our IBX data centers could become underutilized sooner than expected.

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

If we cannot continue to develop, acquire, market and provide new offerings or enhancements to existing offerings that meet customer requirements and differentiate us from our competitors, our results of operations could suffer.

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

We also recently acquired Packet a bare metal automation company to facilitate a new product offering for Equinix. While we believe this new product offering will be desirable to our customers and will complement our other offerings on Platform Equinix, we cannot guarantee the success of this product or any other new product offering. Our company has not historically offered hardware solutions, and this is a new market area for us which can bring challenges and could harm our business if not executed in the time or manner that we expect.

Our results of operations may fluctuate.

We have experienced fluctuations in our results of operations on a quarterly and annual basis. The fluctuations in our results of operations may cause the market price of our common stock to be volatile. We may experience significant fluctuations in our results of operations in the foreseeable future due to a variety of factors, including, but not limited to:

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

Any of the foregoing factors, or other factors discussed elsewhere in this report, could have a material adverse effect on our business, results of operations and financial condition. Although we have experienced growth in revenues in recent quarters, this growth rate is not necessarily indicative of future results of operations. Prior to 2008, we had generated net losses every fiscal year since inception. It is possible that we may not be able to generate net income on a quarterly or annual basis in the future. In addition, a relatively large portion of our expenses are fixed in the short-term, particularly with respect to lease and personnel expenses, depreciation and amortization and interest expenses. Therefore, our results of operations are particularly sensitive to fluctuations in revenues. As such, comparisons to prior reporting periods should not be relied upon as indications of our future performance. In addition, our results of operations results in one or more future quarters may fail to meet the expectations of securities analysts or investors.

Our DSO may be negatively impacted by process and system upgrades and acquisitions.

Our DSO may be negatively impacted by ongoing process and system upgrades which can impact our customers' experience in the short term, together with integrating recent acquisitions into our processes and systems, which may have a negative impact on our operating cash flows, liquidity and financial condition.

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

As of December 31, 2020, our retained earnings were $1.8 billion. Although we have generated net income for each fiscal year since 2008, except for the year ended December 31, 2014, we are currently investing heavily in our future growth through the build out of multiple additional IBX data centers, expansions of IBX data centers and acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as transaction costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover the additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

The failure to obtain favorable terms when we renew our IBX data center leases, or the failure to renew such leases, could harm our business and results of operations.

While we own certain of our IBX data centers, others are leased under long-term arrangements. These leased IBX data centers have all been subject to significant development by us in order to convert them from, in most cases, vacant buildings or warehouses into IBX data centers. Most of our IBX data center leases have renewal options available to us. However, many of these renewal options provide for the rent to be set at then-prevailing market rates. To the extent that then-prevailing market rates or negotiated rates are higher than present rates, these higher costs may adversely impact our business and results of operations, or we may decide against renewing the lease. In the event that an IBX data center lease does not have a renewal option, or we fail to exercise a renewal option in a timely fashion and lose our right to renew the lease, we may not be successful in negotiating a renewal of the lease with the landlord. A failure to renew a lease could force us to exit a building prematurely, which could disrupt our business, harm our customer relationships, expose us to liability under our customer contracts, cause us to take impairment charges and affect our results of operations negatively.

We depend on a number of third parties to provide internet connectivity to our IBX data centers; if connectivity is interrupted or terminated, our results of operations and cash flow could be materially and adversely affected.

The presence of diverse telecommunications carriers' fiber networks in our IBX data centers is critical to our ability to retain and attract new customers. We are not a telecommunications carrier, and as such, we rely on third parties to provide our customers with carrier services. We believe that the availability of carrier capacity will directly affect our ability to achieve our projected results. We rely primarily on revenue opportunities from the telecommunications carriers' customers to encourage them to invest the capital and operating resources required to connect from their data centers to our IBX data centers. Carriers will likely evaluate the revenue opportunity of an IBX data center based on the assumption that the environment will be highly competitive. We cannot provide assurance that each and every carrier will elect to offer its services within our IBX data centers or that once a carrier has decided to provide internet connectivity to our IBX data centers that it will continue to do so for any period of time.

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

If the establishment of highly diverse internet connectivity to our IBX data centers does not occur, is materially delayed or is discontinued, or is subject to failure, our results of operations and financial condition will be adversely affected.

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

Because we depend on the development and growth of a balanced customer base, including key magnet customers, failure to attract, grow and retain this base of customers could harm our business and results of operations.

Our ability to maximize revenues depends on our ability to develop and grow a balanced customer base, consisting of a variety of companies, including enterprises, cloud, digital content and financial companies, and network service providers. We consider certain of these customers to be key magnets in that they draw in other customers. The more balanced the customer base within each IBX data center, the better we will be able to generate significant interconnection revenues, which in turn increases our overall revenues. Our ability to attract customers to our IBX data centers will depend on a variety of factors, including the presence of multiple carriers, the mix of our offerings, the overall mix of customers, the presence of key customers attracting business through vertical market ecosystems, the IBX data center's operating reliability and security and our ability to effectively market our offerings. However, some of our customers may face competitive pressures and may ultimately not be successful or may be consolidated through merger or acquisition. If these customers do not continue to use our IBX data centers it may be disruptive to our business. Finally, any uncertain global economic climate, including the one we are currently experiencing as a result of the ongoing COVID-19 pandemic, could harm our ability to attract and retain customers if customers slow spending, or delay decision-making on our offerings, or if customers begin to have difficulty paying us or seek bankruptcy protection and we experience increased churn in our customer base. Any of these factors may hinder the development, growth and retention of a balanced customer base and adversely affect our business, financial condition and results of operations.

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

Risks Related to Our Expansion

Our construction of additional new IBX data centers or IBX data center expansions could involve significant risks to our business.

In order to sustain our growth in certain of our existing and new markets, we may have to expand an existing data center, lease a new facility or acquire suitable land, with or without structures, to build new IBX data centers from the ground up. Expansions or new builds are currently underway, or being contemplated, in many of our markets. These construction projects expose us to many risks which could have an adverse effect on our results of operations and financial condition. As described above, the ongoing COVID-19 pandemic has exacerbated many of these construction risks and has created additional risks for our business. Some of the risks associated with construction projects include:

•construction delays;
•lack of availability and delays for data center equipment, including items such as generators and switchgear;
•unexpected budget changes;
•increased prices for and delays in obtaining building supplies, raw materials and data center equipment;
•labor availability, labor disputes and work stoppages with contractors, subcontractors and other third parties, including interruptions in work due to the ongoing COVID-19 pandemic;
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

Site selection is also a critical factor in our expansion plans. There may not be suitable properties available in our markets with the necessary combination of high-power capacity and fiber connectivity, or selection may be limited. Thus, while we may prefer to locate new IBX data centers adjacent to our existing locations, it may not always be possible. In the event we decide to build new IBX data centers separate from our existing IBX data centers, we may provide metro connect solutions to connect these two IBX data centers. Should these solutions not provide the necessary reliability to sustain connection, this could result in lower interconnection revenue and lower margins and could have a negative impact on customer retention over time.

Acquisitions present many risks, and we may not realize the financial or strategic goals that were contemplated at the time of any transaction.

Over the last several years, we have completed numerous acquisitions, including most recently that of data centers from Bell in the fourth quarter of 2020, Packet in March 2020, and three data centers from Axtel in Mexico in January 2020. We expect to make additional acquisitions in the future, which may include (i) acquisitions of businesses, products, solutions or technologies that we believe to be complementary, (ii) acquisitions of new IBX data centers or real estate for development of new IBX data centers; (iii) acquisitions through investments in local data center operators; or (iv) acquisitions in new markets with higher risk profiles. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, many of which could be exacerbated by the ongoing COVID-19 pandemic, including:

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
•the possibility that announced acquisitions may not be completed, due to failure to satisfy the conditions to closing as a result of:

•an injunction, law or order that makes unlawful the consummation of the acquisition;
•inaccuracy or breach of the representations and warranties of, or the non-compliance with covenants by, either party;
•the nonreceipt of closing documents; or
•for other reasons;

•the possibility that there could be a delay in the completion of an acquisition, which could, among other things, result in additional transaction costs, loss of revenue or other adverse effects resulting from such uncertainty;
•the possibility that our projections about the success of an acquisition could be inaccurate and any such inaccuracies could have a material adverse effect on our financial projections;
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

•the possibility that future acquisitions may appear less attractive due to fluctuations in foreign currency rates;
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
•the possibility that we receive limited or incorrect information about the acquired business in the diligence process, particularly in light of the travel bans and other restrictions imposed due to the COVID-19 pandemic; and
•the possibility that we do not have full visibility into customer agreements and customer termination rights during the diligence process which could expose us to additional liabilities after completing the acquisition.

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

On October 8, 2019, we entered into a joint venture with GIC to develop and operate xScale™ data centers in Europe (the "EMEA Joint Venture"). We sold our London 10 and Paris 8 IBX data centers and certain construction development and leases in London and Frankfurt to the EMEA Joint Venture. The data centers and facilities are now owned by wholly-owned subsidiaries of EMEA Hyperscale 1 C.V., a Dutch limited partnership of which Equinix owns a 20% interest, GIC owns an 80% interest, and Equinix will operate the facilities. In December 2020, we also sold our Paris 9 IBX data center to EMEA Joint Venture.

On December 17, 2020, we entered into a second joint venture with GIC, to develop and operate xScale™ data centers in Asia-Pacific (the “Asia-Pacific Joint Venture” and together with the EMEA Joint Venture, the “Joint Ventures”). We sold 3 development sites in Japan to the Asia-Pacific Joint Venture upon closing. The sites are now held by a wholly-owned subsidiary of APAC 1 Hyperscale LP, a limited partnership formed and registered under the laws of Singapore, of which Equinix owns a 20% interest and GIC owns an 80% interest, and Equinix will develop the data centers and operate the facilities.

We are investing in developing certain sites with the intent of selling these assets to these Joint Ventures. The success of the these Joint Venture will depend, in part, on the successful development of the data center sites, and we may not realize all of the anticipated benefits. Such development may be more difficult, time-consuming or costly than expected and could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact our business, financial condition and results of operations. Additionally, if it is determined these sites are no longer desirable for the Joint Ventures, we would need to find a different buyer or invest in the sites in order to develop them for a different purpose.

We may not realize all of the anticipated benefits from either of the Joint Ventures. The success of these Joint Ventures will depend, in part, on the successful partnership between Equinix and GIC. Such a partnership is subject to risks as outlined below in our risk factor related to Joint Ventures under the General Risk Factors section, and more generally, to the same types of business risks as would impact our IBX data center business. A failure to successfully partner, or a failure to realize our expectations for the Joint Ventures, could materially impact our business, financial condition and results of operations. These Joint Ventures could also be negatively impacted by development and construction delays, including those resulting from the ongoing COVID-19 pandemic.

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

Each of these factors may result in returns on these investments being less than we expect or in losses, and our financial and results of operations may be adversely affected.

If we cannot effectively manage our international operations, and successfully implement our international expansion plans, or comply with evolving laws and regulations, our revenues may not increase, and our business and results of operations would be harmed.

For the years ended December 31, 2020, 2019 and 2018, we recognized approximately 59%, 58% and 55%, respectively, of our revenues outside the U.S. We currently operate outside of the U.S. in Canada, Mexico, Asia-Pacific, EMEA, and South America.

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
•unexpected changes in regulatory, tax and political environments such as the United Kingdom's withdrawal from the European Union ("Brexit"), the recent Hong Kong security law, and the current trade war between the U.S. and China;
•our ability to secure and maintain the necessary physical and telecommunications infrastructure;
•compliance with anti-bribery and corruption laws;
•compliance with economic and trade sanctions enforced by the Office of Foreign Assets Control of the U.S. Department of Treasury;
•compliance with evolving governmental regulation with which we have little experience; and
•compliance with evolving and varied regulations related to the ongoing COVID-19 pandemic.

Geo-political events, such as the ongoing COVID-19 pandemic, Brexit, political unrest in Hong Kong, the recent Hong Kong security law, and the trade war between the U.S. and China, may increase the likelihood of the listed risks to occur and could have a negative effect on our business in those regions. With respect to Brexit, it is possible that the level of economic activity in the United Kingdom and the rest of Europe will be adversely impacted and that we will face increased regulatory and legal complexities in these regions which could have an adverse impact on our business and employees in EMEA and could adversely affect our financial condition and results of operations. In addition, compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include the General Data Protection Regulation ("GDPR") and other data privacy laws and requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, economic and trade sanctions, U.S. laws such as the Foreign Corrupt Practices Act and local laws which also prohibit corrupt payments to governmental officials. With respect to the current trade war between the U.S. and China, we have several customers in China named in restrictive executive orders by the previous U.S. administration that are currently covered by a freeze issued by the current U.S. administration or currently enjoined from enforcement subject to pending litigation. If Equinix is required to cease business with these companies, or additional companies in the future, our revenues could be adversely affected. Violations of any of these domestic or international laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our offerings in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and results of operations. Our success depends, in part, on our ability to anticipate and address these risks and manage these difficulties.

Risks Related to Our Capital Needs and Capital Strategy
Our substantial debt could adversely affect our cash flows and limit our flexibility to raise additional capital.
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of December 31, 2020, our total indebtedness (gross of debt issuance cost, debt discount, and debt premium) was approximately $12.6 billion, our stockholders' equity was $10.6 billion and our cash, cash equivalents, and investments totaled $1.6 billion. In addition, as of December 31, 2020, we had approximately $1.9 billion of additional liquidity available to us from our $2.0 billion revolving credit facility. In addition to our substantial debt, we lease many of our IBX data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of December 31, 2020, we recorded operating lease liabilities of $1.5 billion, which represents our obligation to make lease payments under those lease arrangements.
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
The phase-out of the London Interbank Offered Rate (“LIBOR”), and uncertainty as to its replacement, may adversely affect our business.

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

Disruption in the financial markets or the inability to renegotiate our agreements to remove and replace LIBOR on favorable terms, or a negative impact from any contract modifications, could have an adverse effect on our business, financial position, and results of operations.

Sales or issuances of shares of our common stock may adversely affect the market price of our common stock.

Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. In October 2020, we established a new “at-the-market” (“ATM”) program in the amount of $1.5 billion under which we may, from time to time, issue and sell shares of our common stock to or through sales agents up to established limits; this new ATM program remained unused at the end of 2020. We expect to refresh our ATM program periodically, which could lead to additional dilution for our stockholders in the future. We may also seek authorization to sell additional shares of common stock through other means which could lead to additional dilution for our stockholders. Please see Note 12 within the Consolidated Financial Statements of this Annual Report on Form 10-K for sales of our common stock under the ATM program.

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

Risks Related to Environmental Laws and Climate Change Impacts

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

We purchase significant amounts of electricity from generating facilities and utility companies that are subject to environmental laws, regulations and permit requirements. These environmental requirements are subject to material change, which could result in increases in our electricity suppliers' compliance costs that may be passed through to us. Regulations promulgated by the U.S. EPA or other international regulators could limit air emissions from fossil fuel-fired power plants, restrict discharges of cooling water, and otherwise impose new operational restraints on conventional power plants that could increase costs of electricity. Regulatory programs intended to promote increased generation of electricity from renewable sources may also increase our costs of procuring electricity. In addition, we are directly subject to environmental, health and safety laws regulating air emissions, storm water management and other issues arising in our business. For example, our emergency generators are subject to state and federal regulations governing air pollutants, which could limit the operation of those generators or require the installation of new pollution control technologies. While environmental regulations do not normally impose material costs upon our operations, unexpected events, equipment malfunctions, human error and changes in law or regulations, among other factors, can lead to additional capital requirements, limitations upon our operations and unexpected increased costs.

Regulation of greenhouse gas ("GHG") emissions could increase the cost of electricity by reducing amounts of electricity generated from fossil fuels, by requiring the use of more expensive generating methods or by imposing taxes or fees upon electricity generation or use. There has been interest in the U.S. Congress and in countries where we operate abroad in addressing climate change. In the U.S., with the new administration, there is a likelihood that new regulations or legislation will be proposed and potentially enacted that would seek to limit carbon dioxide emissions and the use of fossil fuels. Past legislative proposals to address climate change include measures ranging from "carbon taxes," to tax credits, to federally imposed limitations on GHG emissions. The course of future legislation and regulation in the U.S. and abroad remains difficult to predict and the potential increased costs associated with GHG regulation or taxes cannot be estimated at this time.

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

Severe weather events, such as droughts, heat waves, fires, hurricanes, and flooding, pose a threat to our IBX data centers and our customers' IT infrastructure through physical damage to facilities or equipment, power supply disruption, and long-term effects on the cost of electricity. The frequency and intensity of severe weather events are reportedly increasing locally and regionally as part of broader climate changes. Global weather pattern changes may also pose long-term risks of physical impacts to our business.

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

Concern about climate change in various jurisdictions may result in more stringent laws and regulatory requirements regarding emissions of carbon dioxide or other GHGs. As described elsewhere under "RISK FACTORS - Environmental regulations may impose upon us new or unexpected costs," restrictions on carbon dioxide or other GHG emissions could result in significant increases in operating or capital costs, including higher energy costs generally, and increased costs from carbon taxes, emission cap and trade programs and renewable portfolio standards that are imposed upon our electricity suppliers. These higher energy costs, and the cost of complying across our global platform, or of failing to comply with these and other climate change regulations, may have an adverse effect on our business and our results of operations.

Our business could be harmed by prolonged power outages, shortages or capacity constraints.

Any power outages, shortages or capacity constraints may have an adverse effect on our business and our results of operations.

In each of our markets, we rely on third parties, and their infrastructure, to provide a sufficient amount of power for current and future customers. At the same time, power and cooling requirements are increasing per unit of equipment. As a result, some customers are consuming an increasing amount of power per cabinet. We generally do not control the amount of power our customers draw from their installed circuits, which can result in growth in the aggregate power consumption of our facilities beyond our original plan and expectations. This means that limitations on the capacity of our electrical delivery systems and equipment could limit customer utilization of our IBX data centers. These limitations could have a negative impact on the effective available capacity of a given center and limit our ability to grow our business, which could have a negative impact on our financial performance, results of operations and cash flows.

Our IBX data centers are affected by problems accessing electricity sources, such as planned or unplanned power outages and limitations on transmission or distribution. Unplanned power outages, including, but not limited to those relating to large storms, earthquakes, fires, tsunamis, cyberattacks, and any failures of electrical power grids more generally, and planned power outages by public utilities, such as those related to Pacific Gas and Electric Company's ("PG&E") planned outages in California to minimize fire risks, could harm our customers and our business. While many of our offices are closed because of the ongoing COVID-19 pandemic, our employees in California may be subjected to planned power outages at home which could be difficult to track and could affect our day to day operations of our non-IBX employees. Our international operations are sometimes located outside of developed, reliable electricity markets, where we are exposed to some insecurity in supply associated with technical and regulatory problems, as well as transmission constraints. Some of our IBX data centers are located in leased buildings where, depending upon the lease requirements and number of tenants involved, we may or may not control some or all of the infrastructure including generators and fuel tanks. As a result, in the event of a power outage, we may be dependent upon the landlord, as well as the utility company, to restore the power. We attempt to limit our exposure to system downtime by using backup generators and alternative power supplies, but these measures may not always prevent downtime, which can adversely affect customer experience and revenues.

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

Risks Related to Certain Regulations and Laws including Tax Laws

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

The Organisation for Economic Co-operation and Development ("OECD") is an international association made up of 37 countries including the U.S. The OECD has proposed and made numerous changes to long-standing tax principles, which, if adopted by the member countries, could have a materially adverse effect on our tax liabilities. For example, various jurisdictions are starting to explore the taxation of digital service through the adoption of tax principles which could have a negative effect on Equinix’s tax liability.

The ongoing COVID-19 pandemic has led to increased spending by many governments. Because of this, there could be pressure to increase taxes in the future to pay back debts and generate revenues. The nature and timing of any future changes to each jurisdiction's tax laws and the impact on our future tax liabilities because of the COVID-19 pandemic or for any other reason cannot be predicted with any accuracy but could materially and adversely impact our results of operations and financial position or cash flows.

Government regulation may adversely affect our business.

Various laws and governmental regulations, both in the U.S. and abroad, governing internet-related services, related communications services and information technologies remain largely unsettled, even in areas where there has been some legislative action. For example, the Federal Communications Commission ("FCC") recently overturned network neutrality rules, which may result in material changes in the regulations and contribution regime affecting us and our customers. Furthermore, the U.S. Congress and state legislatures are reviewing and considering changes to the new FCC rules making the future of network neutrality uncertain. Changes could have a material adverse effect on us and our customers. There may also be forthcoming regulation in the U.S. on a federal or state level in the areas of cybersecurity, data privacy, taxation and data security, any of which could impact Equinix and our customers. Similarly, data privacy regulations continue to evolve and must be addressed by Equinix as a global company.

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

While our business and IBX data centers are currently all operational and have been designated "critical infrastructure" or "essential services" in order to remain open in many jurisdictions during the ongoing COVID-19 pandemic, any regulations restricting our ability to operate our business due to the COVID-19 pandemic could have a material adverse effect on our business. Additionally, the "essential services" and "critical infrastructure" designations we have experienced could lead countries or local regulators to impose additional regulations on the data center industry due to the COVID-19 pandemic in order to have better visibility and control over our industry for future events.

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
We paid quarterly distributions in every quarter of 2020 and have declared a quarterly distribution to be paid on March 17, 2021. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the creation of reserves or required debt service or amortization payments.
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

To remain qualified for taxation as a REIT for U.S. federal income tax purposes, we must satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets and the amounts we distribute to our stockholders. For example, under the Code, no more than 20% of the value of the assets of a REIT may be represented by securities of one or more taxable REIT subsidiaries ("TRSs"). Similar rules apply to other nonqualifying assets. These limitations may affect our ability to make large investments in other non-REIT qualifying operations or assets. In addition, in order to maintain our qualification for taxation as a REIT, we must distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. Even if we maintain our qualification for taxation as a REIT, we will be subject to U.S. federal income tax at regular corporate income tax rates for our undistributed REIT taxable income, as well as U.S. federal income tax at regular corporate income tax rates for income recognized by our TRSs; we also pay taxes in the foreign jurisdictions in which our international assets and operations are held and conducted regardless of our qualification for taxation as a REIT. Because of these distribution requirements, we will likely not be able to fund future capital needs and investments from operating cash flow. As such, compliance with REIT tests may hinder our ability to make certain attractive investments, including the purchase of significant nonqualifying assets and the material expansion of non-real estate activities.

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

Even if we remain qualified for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes, including taxes on any undistributed income, and state, local or foreign income, franchise, property and transfer taxes. In addition, we could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in respect of dealer property income or in order to utilize one or more relief provisions under the Code to maintain our qualification for taxation as a REIT.

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

The REIT provisions of the Code limit our ability to hedge assets, liabilities, revenues and expenses. Generally, income from hedging transactions that we enter into to manage risk of interest rate changes or fluctuations with respect to borrowings made or to be made by us to acquire or carry real estate assets and income from certain currency hedging transactions related to our non-U.S. operations, as well as income from qualifying counteracting hedges, do not constitute "gross income" for purposes of the REIT gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions may be treated as nonqualifying income for purposes of the REIT gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through our TRSs. This increases the cost of our hedging activities because our TRSs are subject to tax on income or gains resulting from hedges entered into by them and may expose us to greater risks associated with changes in interest rates or exchange rates than we would otherwise want to bear. In addition, hedging losses in any of our TRSs may not provide any tax benefit, except for being carried forward for possible use against future income or gain in the TRSs. As a result, our financial performance, including our adjusted funds from operations ("AFFO"), may also fluctuate.

Distributions payable by REITs generally do not qualify for preferential tax rates.

Dividends payable by U.S. corporations to noncorporate stockholders, such as individuals, trusts and estates, are generally eligible for reduced U.S. federal income tax rates applicable to "qualified dividends." Distributions paid by REITs generally are not treated as "qualified dividends" under the Code, and the reduced rates applicable to such dividends do not generally apply. However, for tax years beginning before 2026, REIT dividends paid to noncorporate stockholders that meet specified holding period requirements are generally taxed at an effective tax rate lower than applicable ordinary income tax rates due to the availability of a deduction under the Code for specified forms of income from passthrough entities. More favorable rates will nevertheless continue to apply to regular corporate "qualified" dividends, which may cause some investors to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of our common stock.

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

General Risk Factors

Adverse global economic conditions, like the ones we are currently experiencing during the COVID-19 pandemic, could adversely impact our business and financial condition.

Adverse global economic conditions like the ones we are currently experiencing because of the COVID-19 pandemic and uncertain conditions in the credit markets have created, and in the future may increase risk to our financial outlook. The uncertain global economy could also result in material churn in our customer base, reductions in revenues from our offerings, adverse effects to our DSO, longer sales cycles, slower adoption of new technologies and increased price competition, which could adversely affect our liquidity. Customers and vendors filing for bankruptcy could also lead to costly and time-intensive actions with adverse effects, including greater difficulty or delay in accounts receivable collection. The uncertain economic environment could also have an impact on our foreign exchange forward contracts if our counterparties' credit deteriorates or if they are otherwise unable to perform their obligations. Finally, volatility in the financial markets like we are currently experiencing could affect our ability to access the capital markets at a time when we desire, or need, to do so which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.

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

Announcements by us or others, or speculations about our future plans, may also have a significant impact on the market price of our common stock. These may relate to:

•news or regulations regarding the ongoing COVID-19 pandemic;
•our results of operations or forecasts;
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

The ongoing COVID-19 pandemic is expected have a material effect on many aspects of the economy, but the extent of its impact on Equinix is difficult to predict at this time. We continue to evolve our forecasting models as the situation unfolds but if our predictions are inaccurate and our results differ materially from our forecasts, we could make inappropriate financial decisions. Additionally, inaccuracies in our models could adversely impact our compliance with REIT asset tests, future profitability, stock price and/or stockholder confidence.

If our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.

Our most recent evaluation of our controls resulted in our conclusion that, as of December 31, 2020, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth through, for example, the integration of recently acquired businesses, the adoption of new accounting principles and tax laws, and our overhaul of our back office systems that, for example, support the customer experience from initial quote to customer billing and our revenue recognition process, will require us to further develop our controls and reporting systems and implement or amend new or existing controls and reporting systems in those areas where the implementation and integration is still ongoing. All of these changes to our financial systems and the implementation and integration of acquisitions create an increased risk of deficiencies in our internal controls over financial reporting. If, in the future, our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.

We may be subject to securities class action and other litigation, which may harm our business and results of operations.

We may be subject to securities class action or other litigation. For example, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Litigation can be lengthy, expensive, and divert management's attention and resources. Results cannot be predicted with certainty and an adverse outcome in litigation could result in monetary damages or injunctive relief. Further, any payments made in settlement may directly reduce our revenue under U.S. GAAP and could negatively impact our results of operations for the period. For all of these reasons, litigation could seriously harm our business, results of operations, financial condition or cash flows.

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

ITEM 2.    Properties
Our executive offices are located in Redwood City, California, with sales offices in several cities throughout the U.S. Our Asia-Pacific headquarters office is located in Hong Kong and we also have sales offices in several cities throughout Asia-Pacific. Our EMEA headquarters office is located in Amsterdam, the Netherlands and our regional sales offices in EMEA are based in our IBX data centers in EMEA.
The following tables present the locations of our leased and owned IBX data centers and xScaleTM data centers investments as of December 31, 2020.

AMERICAS
Metro	Leased (1)	Owned (1) (2)
Atlanta	●	●
Bogota		●
Boston	●	●
Calgary	●	●
Chicago	●	●
Culpeper		●
Dallas	●	●
Washington DC/Ashburn	●	●
Denver	●	●
Houston		●
Kamloops		●
Los Angeles	●	●
Mexico City		●
Miami	●	●
Monterrey	●
Montreal	●
New York	●	●
Ottawa		●
Philadelphia	●
Rio de Janeiro	●	●
Saint John		●
Sao Paulo	●	●
Seattle	●	●
Silicon Valley	●	●
Toronto	●	●
Vancouver	●
Winnipeg	●

EMEA
Metro	Leased (1)	Owned (1) (2)
Abu Dhabi	●
Amsterdam	●	●
Barcelona	●
Dubai	●
Dublin	●	●
Dusseldorf		●
East Netherlands	●
Frankfurt	●	●
Geneva	●
Hamburg		●
Helsinki	●	●
Istanbul		●
Lisbon		●
London	●	●
Madrid	●
Manchester	●
Milan	●	●
Munich	●
Muscat		●
Paris	●	●
Seville	●
Sofia		●
Stockholm	●	●
Warsaw	●	●
Zurich	●	●

Asia-Pacific
Metro	Leased (1)	Owned (1) (2)
Adelaide		●
Brisbane		●
Canberra		●
Hong Kong	●
Melbourne		●
Osaka	●
Perth		●
Seoul	●
Singapore	●
Shanghai	●	●
Sydney	●	●
Tokyo	●	●

(1)"●" denotes locations with one or more data centers.
(2)Owned sites include IBX data centers subject to long-term ground leases.
The following table presents an overview of our portfolio of IBX data centers as of December 31, 2020:

	# of IBXs (1)	Total Cabinet Capacity (1)(2)	Cabinets Billed(1)	Cabinet Utilization % (1)(3)	MRR per Cabinet (1)(4)
Americas	104	119,400	86,800	73%	$2,415
EMEA	75	125,000	104,400	84%	1,530
Asia-Pacific	45	66,100	54,600	83%	1,901
Total	224	310,500	245,800

(1)Excludes three unconsolidated entities (two xScaleTM IBX data centers and the MC1 IBX data center)
(2)Cabinets represent a specific amount of space within an IBX data center. Customers can combine and use multiple adjacent cabinets within an IBX data center, depending on their space requirements.
(3)The cabinet utilization rate represents the percentage of cabinet space billed versus total cabinet capacity, taking into consideration power limitations.
(4)MRR per cabinet represents average monthly recurring revenue recognized divided by the average number of cabinets billing during the fourth quarter of the year. Americas MRR per cabinet excludes Brazil, Columbia and Infomart non-IBX tenant income and Asia-Pacific MRR per Cabinet excludes Bit-isle MIS.

The following table presents a summary of our significant IBX data center expansion projects under construction as of December 31, 2020:

Property	Property Location	Target Open Date	Sellable Cabinets	Total Capex (in Millions) (1)
Americas:
SP3 phase III	São Paulo	Q1 2021	1,050	$25
LA7 phase II	Los Angeles	Q2 2021	750	54
SV11 phase I	Silicon Valley	Q2 2021	1,450	142
MX2 phase II	Mexico City	Q4 2021	1,075	54
NY6 phase II	New York	Q4 2021	525	28
			4,850	303
EMEA:
AM7 phase III	Amsterdam	Q1 2021	1,425	63
LD7 phase IB	London	Q1 2021	875	30
ML5 phase I	Milan	Q1 2021	500	51
BX1 phase I	Bordeaux	Q2 2021	225	28
HE7 phase II	Helsinki	Q2 2021	600	28
IL2 phase II	Istanbul	Q2 2021	400	25
LD8 phase IV	London	Q2 2021	550	36
SK2 phase VII	Stockholm	Q2 2021	250	6
FR8 phase I	Frankfurt	Q3 2021	1,675	109
MU4 phase I	Munich	Q3 2021	825	69
WA3 phase II	Warsaw	Q3 2021	475	29
ZH5 phase IV	Zurich	Q3 2021	250	42
GV2 phase III	Geneva	Q4 2021	300	22
GN1 phase I	Genoa	Q4 2021	150	21
ML5 phase II	Milan	Q4 2021	1,025	29
DX3 phase I	Dubai	Q1 2022	900	61
MD2 phase IV	Madrid	Q1 2022	375	16
MC1 phase II	Muscat	Q1 2022	475	19
LD7 phase II	London	Q2 2022	2,275	111
MA5 phase I	Manchester	Q2 2022	1,025	78
PA10 phase I	Paris	Q2 2022	2,250	163
			16,825	1,036
Asia-Pacific:
SG4 phase II	Singapore	Q1 2021	1,400	49
TY11 phase II	Tokyo	Q1 2021	1,225	58
SH6 phase II	Shanghai	Q2 2021	575	18
SG5 phase I	Singapore	Q2 2021	1,300	144
HK1 phase XIII-A	Hong Kong	Q3 2021	525	30
SG1 phase XV	Singapore	Q3 2021	300	22
SY5 phase II	Sydney	Q3 2021	2,150	49
OS3 phase I	Osaka	Q4 2021	900	55
PE3 phase I	Perth	Q4 2021	650	54
SG5 phase II	Singapore	Q4 2021	1,525	75
			10,550	554
Total			32,225	$1,893

(1)Capital expenditures are approximate and may change based on final construction details.
ITEM 3.    Legal Proceedings
The following is a description of reportable legal proceedings, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment.

In March 2019, charges were brought by the Public Prosecutor in Milan, Italy against Equinix (Italia) S.r.l. and Eric Schwartz, at that time one of the directors of Equinix (Italia) S.r.l., following the discovery of levels of copper in ground water in excess of those permitted by law and alleged to have been released by Equinix into the water supply. We determined that the copper levels detected had been misinterpreted by the Public Prosecutor's office, which had multiplied the findings tenfold. On March 13, 2019, we asked for an initial extension to file our defense and requested that the charges against both Equinix and Mr. Schwartz be dropped on the grounds that the levels of copper found were in fact less than double the permitted amounts. The Public Prosecutor accepted that the number it originally used was incorrect, but did not agree to drop the charges and requested a trial date. Our defense was filed April 15, 2019. A trial date was set for March 6, 2020, but the hearing was postponed due to the COVID-19 pandemic. The prosecutor has agreed to a plea bargain for Mr. Schwartz comprising of payment of an amount between €12,700 and €25,000, plus a fine of €2,700. This arrangement must be approved by the Court. In a hearing on December 17, 2020, the presiding judge decided that there was insufficient evidence of a crime and acquitted Equinix. The Public Prosecutor has until February 24, 2021 to issue an appeal.

We have recently completed adoption of a formal compliance program pursuant to Italian Legislative Decree No. 231/2001 ("Decree 231"), which we expect will reduce our exposure to fines and penalties in any Court verdict by 50%. After adoption of Decree 231, the exposure for Equinix would be effectively reduced to €175,000.

While it is not possible to accurately predict whether the Public Prosecutor will appeal this decision, if an appeal is lodged and any subsequent final outcome of this pending Court proceeding is decided adversely to Equinix, we expect there would be no material effect on our consolidated financial position. Nevertheless, this proceeding is reported pursuant to Securities and Exchange Commission regulations in effect at the inception of this proceeding.
ITEM 4.    Mine Safety Disclosure
Not applicable.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is quoted on the NASDAQ Global Select Market under the symbol of "EQIX." Our common stock began trading in August 2000. As of January 31, 2021, we had 89,184,799 shares of our common stock outstanding held by approximately 329 registered holders. During the years ended December 31, 2020 and 2019, we did not issue or sell any securities on an unregistered basis.
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on Equinix's common stock between December 31, 2015 and December 31, 2020 with the cumulative total return of:
•the S&P 500 Index;
•the NASDAQ Composite Index; and
•the FTSE NAREIT All REITs Index.
The graph assumes the investment of $100.00 on December 31, 2015 in Equinix's common stock and in each index, and assumes the reinvestment of dividends, if any.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Equinix, Inc., the NASDAQ Composite Index, the S&P 500 Index, and the FTSE NAREIT All REITs Index

$350
$300
$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Equinix, Inc.
NASDAQ Composite
S&P 500
FTSE NAREIT All REITs

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

ITEM 6.    Selected Financial Data
The following consolidated statement of operations data for the five years ended December 31, 2020 and the consolidated balance sheet data as of December 31, 2020, 2019, 2018, 2017, and 2016 have been derived from our audited consolidated financial statements and the related notes. Our historical results are not necessarily indicative of the results to be expected for future periods. The following selected consolidated financial data for the five years ended December 31, 2020 and as of December 31, 2020, 2019, 2018, 2017, and 2016, should be read in conjunction with our audited consolidated financial statements and the related notes in Item 8 of this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K. We completed acquisitions of certain data centers from Bell in Canada in October 2020, Packet bare metal automation platform in March 2020, Axtel data center business in Mexico in January 2020, Switch Datacenters' AMS1 data center business in Amsterdam, Netherlands in April 2019, Metronode and Infomart Dallas in April, 2018, the Zenium data center business in Istanbul and Itconic in October 2017, certain colocation business from Verizon in May 2017, IO UK's data center operating business in Slough, United Kingdom in February 2017 (the "IO Acquisition), certain Paris IBX data centers in August 2016 (the "Paris IBX Data Center Acquisition"), and Telecity Group plc in January 2016. In December 2020, we sold three Japan development sites, Osaka 2, Tokyo 12, and Tokyo 14 in the Asia-Pacific region to the Asia-Pacific Joint Venture with GIC. In December 2020, we sold Paris 9 to the EMEA Joint Venture and in October 2019, we sold our London 10 and Paris 8 data centers, as well as certain data center sites in Europe to the EMEA Joint Venture. In addition, we sold our New York 12 data center in October 2019, solar power assets of Bit-isle in November 2016 and eight of our IBX data centers located in the U.K., the Netherlands and Germany in July 2016. For further information on our acquisitions and divestitures during the three years ended December 31, 2020, see Note 3 and Note 5 within the Consolidated Financial Statements.
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

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands, except per share data)
Revenues	$5,998,545	$5,562,140	$5,071,654	$4,368,428	$3,611,989
Costs and operating expenses:
Cost of revenues	3,074,340	2,810,184	2,605,475	2,193,149	1,820,870
Sales and marketing	718,356	651,046	633,702	581,724	438,742
General and administrative	1,090,981	935,018	826,694	745,906	694,561
Transaction costs	55,935	24,781	34,413	38,635	64,195
Impairment charges	7,306	15,790	—	—	7,698
Gain on asset sales	(1,301)	(44,310)	(6,013)	—	(32,816)
Total costs and operating expenses	4,945,617	4,392,509	4,094,271	3,559,414	2,993,250
Income from operations	1,052,928	1,169,631	977,383	809,014	618,739
Interest income	8,654	27,697	14,482	13,075	3,476
Interest expense	(406,466)	(479,684)	(521,494)	(478,698)	(392,156)
Other income (expense)	6,913	27,778	14,044	9,213	(57,924)
Loss on debt extinguishment	(145,804)	(52,825)	(51,377)	(65,772)	(12,276)
Income from continuing operations before income taxes	516,225	692,597	433,038	286,832	159,859
Income tax expense	(146,151)	(185,352)	(67,679)	(53,850)	(45,451)
Net income from continuing operations	370,074	507,245	365,359	232,982	114,408
Net income from discontinued operations, net of tax	—	—	—	—	12,392
Net income	370,074	507,245	365,359	232,982	126,800
Net (income) loss attributable to non-controlling interest	(297)	205	—	—	—
Net income attributable to Equinix	$369,777	$507,450	$365,359	$232,982	$126,800

Earnings per share ("EPS") attributable to Equinix:
Basic EPS from continuing operations	$4.22	$6.03	$4.58	$3.03	$1.63
Basic EPS from discontinued operations	—	—	—	—	0.18
Basic EPS	$4.22	$6.03	$4.58	$3.03	$1.81
Weighted-average shares for basic EPS	87,700	84,140	79,779	76,854	70,117
Diluted EPS from continuing operations	$4.18	$5.99	$4.56	$3.00	$1.62
Diluted EPS from discontinued operations	—	—	—	—	0.17
Diluted EPS	$4.18	$5.99	$4.56	$3.00	$1.79
Weighted-average shares for diluted EPS	88,410	84,679	80,197	77,535	70,816
Dividends per share	$10.64	$9.84	$9.12	$8.00	$7.00

	As of December 31,
	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data:	(in thousands)
Cash, cash equivalents and short-term and long-term investments	$1,609,401	$1,879,939	$610,706	$1,450,031	$761,927
Accounts receivable, net	676,738	689,134	630,119	576,313	396,245
Property, plant and equipment, net	14,503,084	12,152,597	11,026,020	9,394,602	7,199,210
Total assets	27,006,841	23,965,615	20,244,638	18,691,457	12,608,371
Operating lease liabilities, less current portion	1,308,627	1,315,656	—	—	—
Finance lease liabilities, less current portion	1,784,816	1,430,882	1,441,077	1,620,256	1,410,742
Mortgage and loans payable, less current portion	1,287,254	1,289,434	1,310,663	1,393,118	1,369,087
Senior notes, less current portion	9,018,277	8,309,673	8,128,785	6,923,849	3,810,770
Total stockholders' equity	10,634,118	8,840,382	7,219,279	6,849,790	4,365,829

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
Item 7 of this Form 10-K focuses on discussion of 2020 and 2019 items as well as 2020 results as compared to 2019 results. For the discussion of 2018 items and 2019 results as compared to 2018 results, please refer to Item 7 of our 2019 Form 10-K as filed with the SEC on February 21, 2020.
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
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Contractual Obligations and Off-Balance-Sheet Arrangements
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
Overview
Equinix is a global digital infrastructure company, enabling digital leaders to harness a trusted platform to bring together and interconnect the foundational infrastructure that powers their success. Equinix enables today’s businesses to access all the right places, partners and possibilities they need to accelerate their advantage. Global enterprises, service providers and business ecosystems of industry partners rely on Equinix IBX data centers and expertise around the world for the safe housing of their critical IT equipment and to protect and connect the world's most valued information assets. They also look to Platform Equinix® for the ability to directly and securely interconnect to the networks, clouds and content that enable today's information-driven global digital economy. Recent Equinix IBX data center openings and acquisitions, as well as xScaleTM data center investments, have expanded our total global footprint to 227 IBXs, including two xScaleTM data centers and the MC1 data center that were held in unconsolidated joint ventures, across 63 markets around the world. Equinix offers the following solutions:
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
The cabinet utilization rate represents the percentage of cabinet space billed versus total cabinet capacity, which is used to measure how efficiently we are managing our cabinet capacity. Our cabinet utilization rate varies from market to market among our IBX data centers across the Americas, EMEA and Asia-Pacific regions. Our cabinet utilization rates were approximately 79%, as of December 31, 2020 and 2019. Excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our cabinet utilization rate would have increased to approximately 80% as of December 31, 2020. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, results of operations and cash flows.
In 2019, we closed our EMEA Joint Venture with GIC to develop and operate xScaleTM data centers to serve the needs of the growing hyperscale data center market, including the world's largest cloud service providers. Upon closing, the EMEA Joint Venture acquired certain data center sites, including the London 10 data center, Paris 8 data center and few data center sites in London and Frankfurt, with the opportunity to add additional facilities in the future. In 2020, we sold the Paris 9 data center to the EMEA Joint Venture. In addition, we closed our Asia-Pacific Joint Venture with GIC in APAC to develop and operate xScaleTM data centers. Upon closing, the Asia-Pacific Joint

Venture acquired Osaka 2, Tokyo 12, and Tokyo 14 data center development sites in the APAC region, with the opportunity to add additional facilities in the future.
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
Revenue:
Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during the past three years, more than 80% of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. Our largest customer accounted for approximately 3% of our recurring revenues for the years ended December 31, 2020, 2019 and 2018. Our 50 largest customers accounted for approximately 39%, 39% and 38%, respectively, of our recurring revenues for the years ended December 31, 2020, 2019 and 2018.
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
Taxation as a REIT
We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our 2015 taxable year. As of December 31, 2020, our REIT structure included all of our data center operations in the U.S., Canada (with the exception of our data center in Ottawa), Mexico, Japan, Singapore and the data center operations in EMEA with the exception of Bulgaria, the United Arab Emirates, and the data center operations outside Amsterdam in the Netherlands. Our data center operations in other jurisdictions are operated as TRSs. We included our investment interest in the EMEA and Asia-Pacific Joint Ventures in our REIT structure.
As a REIT, we generally are permitted to deduct from our U.S. federal taxable income the dividends we pay to our stockholders. The income represented by such dividends is not subject to U.S. federal income taxes at the entity level but is taxed, if at all, at the stockholder level. Nevertheless, the income of our TRSs which hold our U.S. operations that may not be REIT compliant is subject to U.S. corporate federal and state income taxes, as applicable. Likewise, our foreign subsidiaries continue to be subject to foreign income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRSs or through QRSs. We are also subject to a separate U.S. federal corporate income tax on any gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as an asset held by us or a QRS following the liquidation or other conversion of a former TRS). This built-in-gains tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset. If we fail to remain qualified for U.S. federal income taxation as a REIT, we will be subject to U.S. federal income taxes at regular corporate income tax rates. In addition, should we have net income from "prohibited transactions," we will be subject to tax on this income at a 100% rate. "Prohibited transactions," for this purpose, are defined as dispositions, at a gain, of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors. Even if we remain qualified for U.S. federal income taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRSs' operations. In particular, while state income tax regimes often parallel the U.S. federal income tax regime for REITs, many states do not completely follow federal rules, and some may not follow them at all.
We continue to monitor our REIT compliance in order to maintain our qualification for U.S. federal income taxation as a REIT. For this and other reasons, as necessary, we may convert some of our data center operations in other countries into the REIT structure in future periods.
On each of March 18, June 17, September 23, and December 9, 2020 we paid quarterly cash dividends of $2.66 per share. We expect the amount of our applicable dividends and other applicable distributions to equal or exceed the REIT taxable income that we recognized in 2020.

The Impact of the ongoing COVID-19 pandemic on Our Results and Operations
In December 2019, a novel strain of coronavirus, referred to as Coronavirus disease 2019, or COVID-19, emerged. In February 2020, the World Health Organization (WHO) raised the COVID-19 threat from high to very high, and in March 2020, the WHO characterized COVID-19 as a global pandemic. The global pandemic and the efforts implemented to address the pandemic, including the issuance of “shelter-in-place” orders and social distancing guidelines, have impacted major economic and financial markets globally.
Many of our IBX data centers have been identified as "essential businesses" or "critical infrastructure" by local governments for purposes of remaining open during the COVID-19 pandemic. All of our IBX data centers remain operational at the time of filing of this Annual Report on Form 10-K. We have activated our business continuity plans globally with the goal of providing seamless operations throughout our facilities, including provisions for ensuring all data centers remain staffed and fully operational and that our IBXs are equipped with the necessary equipment and supplies. We have implemented precautionary measures to minimize the risk of operational impact and to protect the health and safety of our employees, customers, partners and communities. These include implementing tools such as an appointment-based system to control timing and frequency of visits while also encouraging our customers to leverage our IBX technicians via Smart Hands, our remote operational support service, in order to restrict visits and minimize the number of people and the amount of time spent in our IBX facilities.
Most of our corporate offices remain closed as a result of the pandemic and we instructed our non-IBX employees in these offices to work from home until further notice. We have announced a phased plan for return-to-office for non-IBX attached sites and have been following this plan to open certain offices with occupancy limits as local conditions allow. Additionally, we have decided to continue to limit employee travel and postpone or virtualize global events in response to the COVID-19 pandemic.
We are experiencing some construction delays, however, to date, the construction delays and additional costs are insignificant relative to the overall project duration and budget. Equipment for construction projects which are scheduled to be placed in the near future has been ordered, and is currently being manufactured or delivered with minimal delays. We are actively monitoring our vendors and suppliers to evaluate any anticipated changes in equipment availability or delivery timetables. We have redundancies built into our supply chain of vendors and, to the best of our ability, we keep a stock of critical items on site to ensure repairs can be completed. To date, we have not observed any significant disruption to our IBX data center operations due to supply chain impacts from the COVID-19 pandemic.
During the year ended December 31, 2020, the COVID-19 pandemic did not have a material impact on our results of operations. The majority of our revenue is derived from large companies across a diverse set of industries. Customers operating in sectors more drastically impacted by the COVID-19 pandemic, such as retail, travel, and energy, made up an insignificant percentage of our revenue. Smart Hands service revenues declined during the year ended December 31, 2020, as we waived Smart Hands service fees from the affected customers in certain circumstances during the first few months of the pandemic. We ceased to waive Smart Hands service fees for most customers as of June 30, 2020. We assessed realized and potential credit deterioration of our customers due to changes in the macroeconomic environment, considered the potential for payment term revision requests, and as a result, increased our allowance for credit losses for accounts receivable by an insignificant amount for the year ended December 31, 2020. We also incurred one-time cash bonuses and compensation expense of $8.6 million for our IBX employees as well as other employees to support their work-from-home requirements during the first quarter of 2020. We have experienced some travel expense savings during the year ended December 31, 2020 resulting from travel restrictions imposed in response to the COVID-19 pandemic.
Looking ahead, the full impact of the ongoing COVID-19 pandemic on our future financial condition or results of operations remains uncertain and will depend on a number of factors, including the duration and potential cyclicity of the health crisis and further public policy actions to be taken in response, as well as the continued impact of the pandemic on the global economy and our customers and vendors. Our past results may not be indicative of our future performance and historical trends may differ materially.
For additional details regarding the risks to our business from the ongoing COVID-19 pandemic, refer to Part I, Item 1A. Risk Factors included elsewhere in this Annual Report on Form 10-K.
2020 Highlights:
•In January, we redeemed the remaining $343.7 million principal amount of the 5.375% Senior Notes due 2022. See Note 11 within the Consolidated Financial Statements.

•In January, we completed the acquisition of three data centers in Mexico from Axtel for a total purchase consideration of approximately $189.0 million. See Note 3 within the Consolidated Financial Statements.
•In March, we completed the Packet Acquisition, a leading bare metal automation platform for a total purchase consideration of approximately $290.3 million. See Note 3 within the Consolidated Financial Statements.
•In March, we borrowed a total of $250.0 million under our Revolving Facility, which was fully repaid in May. As of December 31, 2020, the amount available to borrow under the Revolving Facility was approximately $1.9 billion. See Note 11 within the Consolidated Financial Statements.
•In April, we entered into a credit agreement which provided for senior unsecured 364-day term loan facilities in an aggregate principal amount of $750.0 million. On April 15, 2020, we borrowed $391.0 million, as well as €100.0 million or $109.8 million at the exchange rate in effect on that date. In May and June, we repaid all amounts outstanding under the 364-day term loan facilities. See Note 11 within the Consolidated Financial Statements.
•In April, we entered into an agreement to form a second joint venture in the form of a limited liability partnership with GIC to develop and operate xScaleTM data centers in APAC. In the third quarter of 2020, we recorded an impairment charge of $7.3 million, reducing the carrying value of the three Japan development sites to be sold, Osaka 2, Tokyo 12, and Tokyo 14, to the estimated fair value less cost to sell. On December 17, 2020, we closed the Asia-Pacific Joint Venture transaction which included the sale of the three development sites in exchange for $209.8 million of cash proceeds and $15.6 million of receivables. We recognized an insignificant gain on the sale of these xScaleTM data center facilities to the Asia-Pacific Joint Venture. See Note 5 and Note 6 within the Consolidated Financial Statements.
•In May, we issued and sold 2,587,500 shares of common stock in a public offering for net proceeds of approximately $1,683.1 million, after deducting underwriting discounts, commissions and offering expenses. See Note 12 within the Consolidated Financial Statements.
•In June, we issued $2.6 billion in Senior Notes due 2025, 2027, 2030 and 2050. In July, using a portion of the proceeds, we redeemed all of our outstanding €750.0 million 2.875% Senior Notes due 2024 and $1.1 billion 5.875% Senior Notes due 2026. See Note 11 within the Consolidated Financial Statements.
•In August, we entered into an agreement to purchase the India operations of GPX Global Systems, Inc. ("GPX India"), representing two data centers in Mumbai, India, for approximately $161.0 million in an all-cash transaction (the “GPX India Acquisition”). The GPX India Acquisition is expected to close in the second quarter of 2021, subject to customary closing conditions including regulatory approval. See Note 3 within the Consolidated Financial Statements.
•In the fourth quarter, we completed the acquisition of 13 data center sites in Canada, and their operations from Bell, for a total combined purchase consideration of approximately C$931.7 million, or $702.0 million at the exchange rates in effect on the transaction dates. See Note 3 within the Consolidated Financial Statements.
•In October, we issued $1.85 billion in Senior Notes due in 2025, 2028 and 2051. On October 23, 2020, using a portion of the net proceeds, we redeemed all of our outstanding €1.0 billion aggregate principal amount 2.875% Senior Notes due 2025, as well as €0.5 billion of our outstanding €1.0 billion aggregate principal amount 2.875% Senior Notes due 2026. See Note 11 within the Consolidated Financial Statements.
•In September, we entered into an agreement to sell the Paris 9 ("PA9") data center to the EMEA Joint Venture. The assets and liabilities of the data center, which was included within our EMEA region, were classified as held for sale as of September 30, 2020. The transaction was completed on December 15, 2020 for a total consideration of $131.5 million, which is comprised of net cash proceeds of $124.6 million, a contract asset with a fair value of $5.6 million and an insignificant amount of contingent consideration that is receivable upon completion of certain performance milestones. See Note 5 and Note 6 within the Consolidated Financial Statements.
•During 2020, we had sold 415,512 shares of our common stock for approximately $298.3 million in proceeds, net of payment of commissions and other offering expenses under the 2018 ATM Program, reaching the capacity of this program and subsequently closed. In October, we launched a new ATM program, under which we may offer and sell from time to time up to an aggregate of $1.5 billion of our common stock in "at the market" transactions (the "2020 ATM Program"). As of December 31, 2020 we had not sold any shares under the 2020 ATM Program. See Note 12 within the Consolidated Financial Statements.

Results of Operations
Our results of operations for the year ended December 31, 2020 include the results of operations from the acquisitions of 12 data center sites across Canada from Bell from October 1, 2020 and one additional data center acquired from Bell from November 2, 2020, Packet from March 2, 2020 and three data centers in Mexico from Axtel from January 8, 2020. Our results of operations for the year ended December 31, 2019 include the results of operations from the acquisition of the AM11 data center from April 18, 2019 within the EMEA region.
In order to provide a framework for assessing our performance excluding the impact of foreign currency fluctuations, we supplement the year-over-year actual change in results of operations with comparative changes on a constant currency basis. Presenting constant currency results of operations is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for further discussion.
Years ended December 31, 2020 and 2019
Revenues. Our revenues for the years ended December 31, 2020 and 2019 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Years Ended December 31,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas:
Recurring revenues	$2,582,800	43%	$2,456,368	44%	5%	7%
Non-recurring revenues	124,958	2%	131,359	3%	(5)%	(4)%
	2,707,758	45%	2,587,727	47%	5%	6%
EMEA:
Recurring revenues	1,864,720	31%	1,680,746	30%	11%	12%
Non-recurring revenues	131,669	2%	125,698	2%	5%	3%
	1,996,389	33%	1,806,444	32%	11%	12%
Asia-Pacific:
Recurring revenues	1,210,510	20%	1,101,072	20%	10%	10%
Non-recurring revenues	83,888	2%	66,897	1%	25%	24%
	1,294,398	22%	1,167,969	21%	11%	10%
Total:
Recurring revenues	5,658,030	94%	5,238,186	94%	8%	9%
Non-recurring revenues	340,515	6%	323,954	6%	5%	4%
	$5,998,545	100%	$5,562,140	100%	8%	9%

Revenues
(dollars in thousands)
Americas Revenues. During the year ended December 31, 2020, Americas revenue increased by 5% (6% on a constant currency basis). Growth in Americas revenues was primarily due to:
•approximately $78.0 million of incremental revenues from the Bell, Packet, and Axtel acquisitions;
•$21.0 million of incremental revenues generated from our recently-opened IBX data centers or IBX data center expansions; and
•an increase in orders from both our existing customers and new customers during the period.
The increase was partially offset by lower non-recurring revenues, primarily due to decreases in EIS products sales and lower revenues from Smart Hands products in 2020 as we restricted visits to our IBX facilities and waived certain Smart Hands service fees from the affected customers during the COVID-19 pandemic.
EMEA Revenues.  During the year ended December 31, 2020, EMEA revenue increased by 11% (12% on a constant currency basis). Growth in EMEA revenues was primarily due to:
•approximately $26.9 million of incremental revenues generated from our recently-opened IBX data centers or IBX data center expansions; and
•an increase in orders from both our existing customers and new customers during the period.
The increase was partially offset by:
•a net decrease of $43.5 million of realized cash flow hedge gains from foreign currency forward contracts.
Asia-Pacific Revenues.  During the year ended December 31, 2020, Asia-Pacific revenue increased by 11% (10% on a constant currency basis). Growth in Asia-Pacific revenue was primarily due to:
•approximately $19.8 million of incremental revenues generated from our recently-opened IBX data centers or IBX data center expansions;
•higher non-recurring revenues, primarily due to increases in EIS products sales; and
•an increase in orders from both our existing customers and new customers during the period.

Cost of Revenues. Our cost of revenues for the years ended December 31, 2020 and 2019 were split among the following geographic regions (dollars in thousands):

	Years Ended December 31,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas	$1,248,141	41%	$1,146,639	41%	9%	11%
EMEA	1,094,335	36%	1,017,580	36%	8%	8%
Asia-Pacific	731,864	23%	645,965	23%	13%	13%
Total	$3,074,340	100%	$2,810,184	100%	9%	10%
Cost of Revenues
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the year ended December 31, 2020, Americas cost of revenues increased by 9% (11% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:
•approximately $64.4 million of incremental cost of revenues from the Bell, Packet, and Axtel acquisitions;
•$9.8 million of higher utilities cost driven by IBX data center expansions and integration, primarily in U.S.;
•$9.6 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth and additional bonuses paid to IBX employees for supporting our business during the COVID-19 pandemic;
•$7.9 million of higher property tax costs driven by IBX data center expansions;
•$5.8 million of higher accretion and depreciation costs driven by IBX data center expansions; and
•$5.2 million of higher consulting services and office expense, primarily due to project integration and additional spending on personal protective equipment for our IBX employees in response to the COVID-19 pandemic.
EMEA Cost of Revenues. During the year ended December 31, 2020, EMEA cost of revenues increased by 8% (and also 8% on a constant currency basis). The increase in our EMEA cost of revenues was primarily due to:
•$42.8 million of higher depreciation expenses driven by IBX data center expansions in Germany, the United Kingdom, the Netherlands, United Arab Emirates, and France;
•$25.9 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth and additional bonuses to IBX employees for supporting our business during the COVID-19 pandemic;
•$17.7 million of higher utilities costs driven by increased utility usage to support IBX data center expansions and utility price increases, primarily in Germany and France;

•$12.3 million of higher consulting services and office expense, primarily due to project integration and additional spending on personal protective equipment for our IBX employees in response to the COVID-19 pandemic; and
•$9.4 million of higher rent and facilities costs and repairs and maintenance expense, primarily in the United Kingdom, Germany, France, and the Netherlands.
This increase was partially offset by:
•$15.5 million decrease in realized cash flow hedge losses from foreign currency forward contracts;
•$8.8 million of lower other expenses, as there was a general contractor bankruptcy during the year ended December 31, 2019, which resulted in incremental legal claim charges in the prior year; and
•$8.3 million of net decrease in other cost of revenue, primarily due to lower costs related to decreased EIS revenues in Germany and the United Kingdom.
Asia-Pacific Cost of Revenues. During the year ended December 31, 2020, Asia-Pacific cost of revenues increased by 13% (and also 13% on a constant currency basis). The increase in our Asia-Pacific cost of revenues was primarily due to:
•$42.0 million of higher depreciation expense, primarily from IBX data center expansions in Australia, Singapore, Japan, and Hong Kong;
•$14.6 million of higher utilities costs, primarily driven by expansions and higher utility usage in Hong Kong, Japan, and Singapore;
•$9.0 million of higher costs from increased EIS revenues, primarily in Japan;
•$8.4 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth and additional bonuses to IBX employees for supporting our business during the COVID-19 pandemic;
•$6.6 million of higher taxes, licenses, and insurance, primarily driven by IBX data center expansions in Singapore, Australia, and Japan; and
•$5.3 million of repairs and maintenance, primarily due to increases of maintenance projects in Japan and Australia.
This increase was partially offset by:
•$4.8 million of lower office, rent and facility expenses due to lower computer hardware costs and lower equipment lease activity in Japan.
We expect Americas, EMEA and Asia-Pacific cost of revenues to increase in line with the growth of our business, including from the impacts of acquisitions.

Sales and Marketing Expenses. Our sales and marketing expenses for the years ended December 31, 2020 and 2019 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas	$457,551	64%	$401,034	62%	14%	15%
EMEA	162,365	23%	157,718	24%	3%	4%
Asia-Pacific	98,440	13%	92,294	14%	7%	6%
Total	$718,356	100%	$651,046	100%	10%	11%
Sales and Marketing Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. During the year ended December 31, 2020, Americas sales and marketing expenses increased by 14% (15% on a constant currency basis). The increase in our Americas sales and marketing expenses was primarily due to:
•$42.9 million of higher compensation costs, including sales compensation, salaries and stock-based compensation, partially due to additional compensation expenses incurred related to our recent acquisitions and headcount growth;
•$10.6 million of higher advertising and promotions expenses primarily due to higher spending in online advertising, digital marketing strategies and digital consultancy;
•$5.4 million of higher consulting services primarily due to higher fees and an increase in business deals; and
•$5.1 million of higher amortization expenses related to customer relationship intangibles acquired from our recent acquisitions.
This increase was partially offset by:
•$6.4 million decrease in travel and entertainment expenses resulting from travel restrictions imposed in response to the COVID-19 pandemic.
EMEA Sales and Marketing Expenses. During the year ended December 31, 2020, EMEA sales and marketing increased by 3% (4% on a constant currency basis). The increase in our EMEA sales and marketing expenses was primarily due to:
•$16.1 million of higher compensation costs, including sales compensation, salaries and stock-based compensation, partially due to additional compensation expenses incurred related to headcount growth.

This increase was partially offset by:
•$4.7 million decrease in amortization expense driven by certain intangibles being fully amortized in the current year;
•$4.1 million decrease in travel and entertainment expenses resulting from travel restrictions imposed in response to the COVID-19 pandemic; and
•$2.7 million decrease of realized cash flow hedge losses from foreign currency forward contracts.
Asia-Pacific Sales and Marketing Expenses. During the year ended December 31, 2020, Asia-Pacific sales and marketing increased by 7% (6% on a constant currency basis). The increase in our Asia-Pacific sales and marketing expenses was primarily due to:
•$9.8 million increase in compensation costs, including sales compensation, salaries and stock-based compensation and headcount growth.
This increase was partially offset by:
•$3.5 million decrease in travel and entertainment expenses resulting from travel restrictions imposed in response to the COVID-19 pandemic.
We anticipate that we will continue to invest in Americas, EMEA and Asia-Pacific sales and marketing initiatives and expect our Americas, EMEA and Asia-Pacific sales and marketing expenses to increase in line with the growth of our business. We also expect travel and entertainment expenses to increase once travel restrictions that were imposed in response to the COVID-19 pandemic are reduced. Additionally, given that certain global sales and marketing functions are located within the U.S., we expect Americas sales and marketing expenses as a percentage of revenues to be higher than our other regions.
General and Administrative Expenses. Our general and administrative expenses for the years ended December 31, 2020 and 2019 were split among the following geographic regions (dollars in thousands):

	Years Ended December 31,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas	$782,038	72%	$641,261	69%	22%	23%
EMEA	203,619	19%	198,892	21%	2%	3%
Asia-Pacific	105,324	9%	94,865	10%	11%	11%
Total	$1,090,981	100%	$935,018	100%	17%	17%

General and Administrative Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the year ended December 31, 2020, Americas general and administrative expenses increased by 22% (23% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily due to:
•$80.3 million of higher compensation costs, including salaries, bonuses, and stock-based compensation related to recent acquisitions and headcount growth;
•$25.2 million of higher depreciation expense associated with the Axtel and Packet acquisitions and the implementation of certain systems to support the integration and growth of our business;
•$20.2 million of higher consulting expenses in support of our business growth;
•$16.9 million of higher office expenses due to additional computer software, hardware, and support services;
•$4.6 million of higher third party services and other operating expenses due to higher project costs; and
•$3.4 million of higher taxes, licenses, and insurance, primarily due to the Axtel and Packet acquisitions.
This increase was partially offset by:
•$12.1 million net decrease due to lower travel and entertainment expenses resulting from travel restrictions imposed in response to the COVID-19 pandemic.
EMEA General and Administrative Expenses. During the year ended December 31, 2020, EMEA general and administrative expenses increased by 2% (3% on a constant currency basis). The increase in our EMEA general and administrative expenses was primarily due to:
•$24.4 million of higher compensation costs, including salaries, bonuses, and stock-based compensation, primarily due to headcount growth.
This increase was partially offset by:
•$6.0 million of lower travel and entertainment, resulting from travel restrictions imposed in response to the COVID-19 pandemic;
•$5.5 million of lower other operating expenses, primarily due to the favorable determination of a legal claim;
•$3.4 million of lower consulting expenses primarily related to lower accounting and tax fees; and
•$3.2 million decrease of realized cash flow hedge losses from foreign currency forward contracts.
Asia-Pacific General and Administrative Expenses. During the year ended December 31, 2020, Asia-Pacific general and administrative expenses increased by 11% (and also 11% on a constant currency basis). The increase in our Asia-Pacific general and administrative expense was primarily due to:

•$5.7 million of higher compensation costs, including salaries, bonuses, and stock-based compensation, primarily due to headcount growth;
•$3.8 million of higher rent and facility costs, primarily due to additional rent expenses in Singapore; and
•$3.5 million of higher office and consulting costs, primarily due to increase in hardware, software, supplies and fees resulting from the response to the COVID-19 pandemic.
This increase was partially offset by:
•$3.6 million of lower travel and entertainment expenses resulting from travel restrictions imposed in response to the COVID-19 pandemic.
Going forward, although we are carefully monitoring our spending, we expect Americas, EMEA and Asia-Pacific general and administrative expenses to increase as we continue to further scale our operations to support our growth, including investments in our back office systems and investments to maintain our qualification for taxation as a REIT and to integrate recent acquisitions. We also expect travel and entertainment expenses to increase once travel restrictions that were imposed in response to the COVID-19 pandemic are reduced. Additionally, given that our corporate headquarters is located within the U.S., we expect Americas general and administrative expenses as a percentage of revenues to continue to be higher than our other regions.
Transaction Costs.  During the year ended December 31, 2020, we recorded transaction costs totaling $55.9 million primarily related to costs incurred in connection with the acquisitions of Bell, Packet, and Axtel, as well as the costs incurred in connection with the formation of the Asia-Pacific Joint Venture. During the year ended December 31, 2019, we recorded transaction costs totaling $24.8 million, primarily related to costs incurred in connection with the formation of the new EMEA Joint Venture.
Impairment Charges.  During the year ended December 31, 2020, we recorded impairment charges totaling $7.3 million in the Asia-Pacific region as a result of the fair value adjustment of the Asia-Pacific Joint venture xScaleTM data centers, which were classified as held for sale assets before they were sold on December 17, 2020. During the year ended December 31, 2019, we recorded impairment charges totaling $15.8 million in the Americas region primarily as a result of the fair value adjustment for the New York 12 ("NY12") data center, which was classified as a held for sale asset before it was sold in October 2019.
Gain on Asset Sales. During the year ended December 31, 2020, we did not record a significant amount of gain on asset sales. During the year ended December 31, 2019, we recorded gain on asset sales of $44.3 million primarily relating to the sale of both the London 10 and Paris 8 data centers, as well as certain construction development and leases in London and Frankfurt, as part of the closing of the EMEA Joint Venture.
Income from Operations. Our income from operations for the years ended December 31, 2020 and 2019 was split among the following geographic regions (dollars in thousands):

	Years Ended December 31,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas	$178,454	17%	$413,936	35%	(57)%	(54)%
EMEA	531,530	50%	421,786	36%	26%	32%
Asia-Pacific	342,944	33%	333,909	29%	3%	5%
Total	$1,052,928	100%	$1,169,631	100%	(10)%	(8)%
Americas Income from Operations. During the year ended December 31, 2020, Americas income from operations decreased by 57% (54% on a constant currency basis). The decrease in our Americas income from operations was primarily due to higher operating expenses as a percentage of revenues and higher transaction costs in connection with the recent acquisitions. Namely, a large increase in general and administrative expenses was primarily driven by higher compensation costs and consulting expenses, which were in part related to recent acquisitions, higher office expenses and depreciation expense, and payments made in response to the COVID-19 pandemic.
EMEA Income from Operations. During the year ended December 31, 2020, EMEA income from operations increased by 26% (32% on a constant currency basis). The increase in our EMEA income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above, as well as lower operating expenses as a percentage of revenues.
Asia-Pacific Income from Operations. During the year ended December 31, 2020, Asia-Pacific income from operations increased by 3% (5% on a constant currency basis). The increase in our Asia-Pacific income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity, acquisition and organic growth as described above.
Interest Income. Interest income was $8.7 million and $27.7 million for the years ended December 31, 2020 and 2019, respectively. The average yield for the year ended December 31, 2020 was 0.43% versus 1.85% for the year ended December 31, 2019.
Interest Expense.  Interest expense decreased to $406.5 million for the year ended December 31, 2020 from $479.7 million for the year ended December 31, 2019, primarily attributable to the redemption of legacy high yield Senior Notes due 2022, 2024, 2025, and 2026, partially offset by the issuance of new Senior Notes due 2025, 2027, 2028, 2030, 2050 and 2051. Due to the issuance and redemption of debt for the year ended December 31, 2020, the effective interest rate decreased from December 31, 2019. During the years ended December 31, 2020 and 2019, we capitalized $26.8 million and $32.2 million, respectively, of interest expense to construction in progress.
Other Income. We recorded net other income of $6.9 million and $27.8 million for the years ended December 31, 2020 and 2019, respectively. Other income is primarily comprised of foreign currency exchange gains and losses during the periods.
Loss on Debt Extinguishment. During the year ended December 31, 2020, we recorded $145.8 million of loss on debt extinguishment primarily related to the redemption of the Senior Notes due 2022, 2024, 2025, and 2026.
During the year ended December 31, 2019, we recorded $52.8 million of loss on debt extinguishment primarily related to the redemption of the Senior Notes due 2022, 2023 and 2025.
Income Taxes We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ended December 31, 2020 and 2019, respectively. As such, other than tax attributable to built-in-gains recognized, state income taxes, and foreign income and withholding taxes, no provision for income taxes has been included for the REIT and its QRSs in the accompanying consolidated financial statements for the years ended December 31, 2020 and 2019.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the years ended December 31, 2020 and 2019.
For the years ended December 31, 2020 and 2019, we recorded $146.2 million and $185.4 million of income tax expenses, respectively. Our effective tax rates were 28.3% and 26.8%, respectively, for the years ended December 31, 2020 and 2019.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to income or loss from operations. Our adjusted EBITDA for the years ended December 31, 2020 and 2019 was split among the following geographic regions (dollars in thousands):

	Years Ended December 31,				% Change
	2020	%	2019	%	Actual	Constant Currency
Americas	$1,186,022	42%	$1,237,622	46%	(4)%	(3)%
EMEA	974,246	34%	827,980	31%	18%	19%
Asia-Pacific	692,630	24%	622,125	23%	11%	11%
Total	$2,852,898	100%	$2,687,727	100%	6%	7%
Americas Adjusted EBITDA. During the year ended December 31, 2020, Americas adjusted EBITDA decreased by 4% (3% on a constant currency basis). The decrease in our Americas adjusted EBITDA was primarily due to the increase in compensation expenses, consulting expenses and office expenses.
EMEA Adjusted EBITDA. During the year ended December 31, 2020, EMEA adjusted EBITDA increased by 18% (19% on a constant currency basis). The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above.
Asia-Pacific Adjusted EBITDA. During the year ended December 31, 2020, Asia-Pacific adjusted EBITDA increased by 11% (and also 11% on a constant currency basis). The increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above.
Non-GAAP Financial Measures
We provide all information required in accordance with GAAP, but we believe that evaluating our ongoing operating results may be difficult if limited to reviewing only GAAP financial measures. Accordingly, we use non-GAAP financial measures to evaluate our operations.
Non-GAAP financial measures are not a substitute for financial information prepared in accordance with GAAP. Non-GAAP financial measures should not be considered in isolation, but should be considered together with the most directly comparable GAAP financial measures and the reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures. We have presented such non-GAAP financial measures to provide investors with an additional tool to evaluate our results of operations in a manner that focuses on what management believes to be our core, ongoing business operations. We believe that the inclusion of these non-GAAP financial measures provides consistency and comparability with past reports and provides a better understanding of the overall performance of the business and ability to perform in subsequent periods. We believe that if we did not provide such non-GAAP financial information, investors would not have all the necessary data to analyze Equinix effectively.
Investors should note that the non-GAAP financial measures used by us may not be the same non-GAAP financial measures, and may not be calculated in the same manner, as those of other companies. Investors should therefore exercise caution when comparing non-GAAP financial measures used by us to similarly titled non-GAAP financial measures of other companies.
Our primary non-GAAP financial measures, adjusted EBITDA and adjusted funds from operations ("AFFO"), exclude depreciation expense as these charges primarily relate to the initial construction costs of our IBX data centers and do not reflect our current or future cash spending levels to support our business. Our IBX data centers are long-lived assets and have an economic life greater than 10 years. The construction costs of an IBX data center do not recur with respect to such data center, although we may incur initial construction costs in future periods with respect to additional IBX data centers, and future capital expenditures remain minor relative to our initial investment. This is a trend we expect to continue. In addition, depreciation is also based on the estimated useful lives of our IBX data centers. These estimates could vary from actual performance of the asset, are based on historical costs incurred to build out our IBX data centers and are not indicative of current or expected future capital expenditures. Therefore, we exclude depreciation from our results of operations when evaluating our operations.

In addition, in presenting adjusted EBITDA and AFFO, we exclude amortization expense related to acquired intangible assets. Amortization expense is significantly affected by the timing and magnitude of our acquisitions and these charges may vary in amount from period to period. We exclude amortization expense to facilitate a more meaningful evaluation of our current operating performance and comparisons to our prior periods. We exclude accretion expense, both as it relates to asset retirement obligations as well as accrued restructuring charge liabilities, as these expenses represent costs which we believe are not meaningful in evaluating our current operations. We exclude stock-based compensation expense, as it can vary significantly from period to period based on share price, the timing, size and nature of equity awards. As such, we, and many investors and analysts, exclude stock-based compensation expense to compare our results of operations with those of other companies. We also exclude restructuring charges. The restructuring charges relate to our decisions to exit leases for excess space adjacent to several of our IBX data centers, which we did not intend to build out, or our decision to reverse such restructuring charges. We also exclude impairment charges related to certain long-lived assets. The impairment charges are related to expense recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets are not recoverable. We also exclude gain or loss on asset sales as it represents profit or loss that is not meaningful in evaluating the current or future operating performance. Finally, we exclude transaction costs from AFFO and adjusted EBITDA to allow more comparable comparisons of our financial results to our historical operations. The transaction costs relate to costs we incur in connection with business combinations and the formation of joint ventures, including advisory, legal, accounting, valuation, and other professional or consulting fees. Such charges generally are not relevant to assessing the long-term performance of the company. In addition, the frequency and amount of such charges vary significantly based on the size and timing of the transactions. Management believes items such as restructuring charges, impairment charges, gain or loss on asset sales and transaction costs are non-core transactions; however, these types of costs may occur in future periods.
Adjusted EBITDA
The following table shows the reconciliation from income from operations to adjusted EBITDA (in thousands):

	Years Ended December 31,
	2020	2019	2018
Income from operations	$1,052,928	$1,169,631	$977,383
Depreciation, amortization, and accretion expense	1,427,010	1,285,296	1,226,741
Stock-based compensation expense	311,020	236,539	180,716
Transaction costs	55,935	24,781	34,413
Impairment charges	7,306	15,790	—
Gain on asset sales	(1,301)	(44,310)	(6,013)
Adjusted EBITDA	$2,852,898	$2,687,727	$2,413,240
Our adjusted EBITDA results have improved each year in the EMEA and Asia-Pacific regions in total dollars due to the improved operating results discussed earlier in "Results of Operations", as well as the nature of our business model consisting of a recurring revenue stream. The increases in adjusted EBITDA results for the EMEA and Asia-Pacific regions were partially offset by the decrease in the AMER region, as noted above.
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
Our FFO and AFFO were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net income	$370,074	$507,245	$365,359
Net gain (loss) attributable to non-controlling interests	(297)	205	—
Net income attributable to Equinix	369,777	507,450	365,359
Adjustments:
Real estate depreciation	924,064	845,798	883,118
(Gain) loss on disposition of real estate property	4,063	(39,337)	4,643
Adjustments for FFO from unconsolidated joint ventures	2,726	645	—
FFO	$1,300,630	$1,314,556	$1,253,120

	Years Ended December 31,
	2020	2019	2018
FFO	$1,300,630	$1,314,556	$1,253,120
Adjustments:
Installation revenue adjustment	(125)	11,031	10,858
Straight-line rent expense adjustment	10,787	8,167	7,203
Contract cost adjustment	(35,675)	(40,861)	(20,358)
Amortization of deferred financing costs and debt discounts and premiums	15,739	13,042	13,618
Stock-based compensation expense	311,020	236,539	180,716
Non-real estate depreciation expense	300,258	242,761	140,955
Amortization expense	199,047	196,278	203,416
Accretion expense (adjustment)	3,641	459	(748)
Recurring capital expenditures	(160,637)	(186,002)	(203,053)
Loss on debt extinguishment	145,804	52,825	51,377
Transaction costs	55,935	24,781	34,413
Impairment charges	7,306	15,790	—
Income tax expense adjustment	33,220	39,676	(12,420)
Adjustments for AFFO from unconsolidated joint ventures	2,195	2,080	—
AFFO	$2,189,145	$1,931,122	$1,659,097
Our AFFO results have improved due to the improved operating results discussed earlier in "Results of Operations," as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in "Overview."

Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies. During the year ended December 31, 2020 as compared to the same period in 2019, the U.S. dollar was stronger relative to the Brazilian real, Singapore dollar and Australian dollar, which resulted in an unfavorable foreign currency impact on revenue, operating income and adjusted EBITDA, and a favorable foreign currency impact on operating expenses. During the year ended December 31, 2020 as compared to the same period in 2019, the U.S. dollar was weaker relative to the Japanese yen, Hong Kong dollar, Euro, and British pound, which resulted in a favorable foreign currency impact on revenue, operating income and adjusted EBITDA, and an unfavorable foreign currency impact on operating expenses. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Our constant currency presentation excludes the impact of our foreign currency cash flow hedging activities. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our results of operations. To present this information, our current period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the year ended December 31, 2019 are used as exchange rates for the year ended December 31, 2020 when comparing the year ended December 31, 2020 with the year ended December 31, 2019).
Liquidity and Capital Resources
As of December 31, 2020, our total indebtedness was comprised of debt and lease obligations totaling approximately $12.6 billion (gross of debt issuance cost, debt discount, plus mortgage premium) consisting of:
•approximately $9.3 billion of principal from our senior notes;
•approximately $1.9 billion from our finance lease liabilities; and
•$1.4 billion of principal from our loans payable and mortgage.
During 2020, we completed the following significant financing activities:
•issued and sold 415,512 shares of common stock under our ATM Program, for proceeds of approximately $298.3 million, net of payment of commissions and other offering expenses;
•issued and sold 2,587,500 shares of common stock for net proceeds of approximately $1.7 billion;
•borrowed and repaid $0.8 billion under our revolving credit facility and the 364-day term loan facilities; and
•issued $4.4 billion of our Senior Notes, net of debt discounts, and repaid $4.1 billion of legacy high yield Senior Notes and $300.0 million of Infomart Senior Notes.
As of December 31, 2020, we had $1.6 billion of cash, cash equivalents and short-term investments. In addition to our cash and investment portfolio, we had $1.9 billion of additional liquidity available to us from our $2.0 billion revolving facility and general access to both public and private debt and the equity capital markets. We also have additional liquidity available to us from our ATM programs, under which we may offer and sell from time to time our common stock in "at the market" transactions. As of December 31, 2020, we had completed sales under the ATM program that was previously launched in December 2018. On October 30, 2020, we launched a new ATM program allowing for aggregate sales of up to $1.5 billion (the "2020 ATM Program"). No sales have been made under the 2020 ATM Program to date.
Besides any further financing activity we may pursue, customer collections are our primary source of cash. We believe we have a strong customer base, and have continued to experience relatively strong collections. We believe we have sufficient cash, coupled with anticipated cash generated from operating activities and external financing sources, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, distribution of dividends and completion of our publicly-announced acquisition and expansion projects. We also believe that our financial resources will allow us to manage future possible impact of the ongoing COVID-19 pandemic on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners.
As we continue to grow, we may pursue additional expansion opportunities, primarily the build out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions and joint ventures. We may elect to access the equity or debt markets from time to time opportunistically, particularly if financing is available on attractive terms. We will continue to evaluate our operating requirements and financial resources in light of future developments, including those relating to the ongoing COVID-19 pandemic.
Sources and Uses of Cash

	Years Ended December 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$2,309,826	$1,992,728
Net cash used in investing activities	(3,426,972)	(1,944,567)
Net cash provided by financing activities	815,526	1,202,082
Operating Activities
Our cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary uses of cash from our operating activities include compensation and related costs, interest payments, other general corporate expenditures and taxes. The increase in net cash provided by operating activities during 2020 compared to 2019 was primarily due to improved results of operations offset by increases in cash paid for cost of revenues and operating expenses.
Investing Activities
The net cash used in investing activities for the year ended December 31, 2020 was primarily due to capital expenditures of $2.3 billion as a result of our expansion activity, purchases of real estate of $200.2 million, business acquisitions of Bell, Packet and Axtel for $1.2 billion, and purchases of investments of $127.8 million, partially offset by proceeds from the sale of assets to the Asia-Pacific and EMEA Joint Ventures of $334.4 million and proceeds from sales of investments of $29.4 million. The net cash used in investing activities for the year ended December 31, 2019 was primarily due to capital expenditures of $2.1 billion as a result of our expansion activity, purchases of real estate of $169.2 million, the AM11 data center acquisition of $34.1 million, and purchases of investments of $60.9 million, partially offset by proceeds from the sale of assets, primarily due to the sale of assets to the EMEA Joint Venture, of $358.8 million and proceeds from sales of investments of $40.4 million.
We anticipate our IBX data center expansion construction activity will be similar or increase from our 2020 levels. If the opportunity to expand is greater than planned and we have sufficient funding to pursue such expansion opportunities, we may further increase the level of capital expenditure to support this growth as well as pursue additional business and real estate acquisitions or joint ventures.
Financing Activities
Net cash provided by financing activities during 2020 was primarily due to:
•the issuance of $4.4 billion in Senior Notes due 2025, 2027, 2028, 2030, 2050 and 2051;
•the sale and issuance of 2,587,500 shares of common stock in a public offering for net proceeds of approximately $1.7 billion, net of underwriting discounts, commissions and offering expenses;
•borrowings under the revolving credit facility of $250.0 million and the 364-Day term loan facilities of $500.8 million;
•the sale of 415,512 shares of common stock under the ATM Program, for net proceeds of $298.3 million; and
•proceeds from employee awards of $62.1 million.
The proceeds were partially offset by:

•the redemption of $4.1 billion in Senior Notes due 2022, 2024, 2025 and 2026;
•the repayment of $300.0 million of 5.0% Infomart Senior Notes according to the repayment terms;
•dividend distributions of $947.9 million;
•repayments of finance lease liabilities totaling $115.3 million;
•repayments of mortgage and loans payable totaling $829.5 million, primarily from the repayments of the revolving credit facility and the 364-Day term loan facilities;
•payments of debt extinguishment costs of $111.7 million, primarily related to redemption premium paid to redeem legacy high yield Senior Notes due 2022, 2024, 2025 and 2026; and
•payments of debt issuance costs of $42.2 million.
Net cash provided by financing activities during 2019 was primarily due to:
•the issuance of $2.8 billion in Senior Notes due 2024, 2026 and 2029;
•the sale and issuance of 2,985,575 shares of common stock in a public equity offering and receipt of net proceeds of approximately $1.2 billion, net of underwriting discounts, commissions and offering expenses;
•the sale of 903,555 shares under our ATM Program, for net proceeds of $447.5 million; and
•proceeds from employee awards of $52.0 million.
The proceeds were partially offset by:
•the redemption of $1.9 billion in Senior Notes due 2022, 2023 and 2025;
•the repayment of $300.0 million of 5.0% Infomart Senior Notes according to the repayment terms;
•dividend distributions of $836.2 million;
•repayments of finance lease liabilities of $126.5 million;
•repayments of mortgage and loans payable of $73.2 million;
•payments of debt extinguishment costs of $43.3 million, primarily related to redemption premium paid to redeem Senior Notes due 2022, 2023 and 2025; and
•payments of debt issuance costs of $23.3 million.
Contractual Obligations and Off-Balance-Sheet Arrangements
We lease a majority of our IBX data centers and certain equipment under long-term lease agreements. The following represents our debt maturities, financings, leases and other contractual commitments as of December 31, 2020 (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Term loans and other loans payable (1)	$82,289	$1,253,106	$6,896	$6,395	$4,605	$19,540	$1,372,831
Senior notes (1)	150,000	—	—	1,000,000	1,200,000	6,911,050	9,261,050
Interest (2)	282,022	274,769	253,705	253,503	227,073	1,201,943	2,493,015
Finance leases (3)	232,415	221,058	215,909	213,186	209,424	1,928,094	3,020,086
Operating leases (3)	199,291	205,411	188,724	176,626	165,437	1,032,186	1,967,675
Other contractual commitments (4)	1,635,300	213,610	95,809	48,843	41,395	362,031	2,396,988
Asset retirement obligations (5)	3,993	14,013	5,986	7,436	8,243	74,098	113,769
	$2,585,310	$2,181,967	$767,029	$1,705,989	$1,856,177	$11,528,942	$20,625,414

(1)Represents principal and unamortized mortgage premium only.
(2)Represents interest on mortgage payable, loans payable, senior notes and term loans based on their respective interest rates as of December 31, 2020, as well as the credit facility fee for the revolving credit facility.
(3)Represents lease payments under finance and operating lease arrangements, including renewal options that are certain to be exercised.
(4)Represents off-balance sheet arrangements. Other contractual commitments are described below.

(5)Represents liability, net of future accretion expense.
As of December 31, 2020, we were contractually committed for $1.1 billion of unaccrued capital expenditures, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open IBX data center expansion projects prior to making them available to customers for installation. This amount, which is expected to be paid during 2021 and thereafter, is reflected in the table above as "other contractual commitments."
We had other non-capital purchase commitments in place as of December 31, 2020, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods, services or arrangements to be delivered or provided during 2021 and beyond. Such other purchase commitments as of December 31, 2020, which total $1.3 billion, are also reflected in the table above as "other contractual commitments."
Other commitments
In connection with certain of our leases and other contracts requiring deposits, we entered into 37 irrevocable letters of credit totaling $74.6 million under the revolving credit facility. These letters of credit were provided in lieu of cash deposits. If the landlords for these IBX leases decide to draw down on these letters of credit triggered by an event of default under the lease, we will be required to fund these letters of credit either through cash collateral or borrowing under the revolving credit facility. These contingent commitments are not reflected in the table above.
We had accrued liabilities related to uncertain tax positions totaling approximately $169.7 million as of December 31, 2020. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.
In connection with the EMEA Joint Venture which closed in October 2019, we committed to make future equity contributions to the EMEA Joint Venture of €13.8 million and £6.6 million, or $25.8 million in total at the exchange rate in effect on December 31, 2020, to fund the EMEA Joint Venture’s future development until 2022, which are not reflected in the table above.
In connection with the sale of the PA9 data center, which closed in December 2020, we also has a commitment to the EMEA Joint Venture to complete a residual portion of the PA9 center for an estimated cost of €14.5 million or $17.7 million in total at the exchange rate in effect on December 31, 2020, which is reimbursable upon completion and is not reflected in the table above.
We also committed to make future equity contributions to the Asia-Pacific Joint Venture, which was closed on December 17, 2020. As of December 31, 2020, we had future equity contribution commitments of ¥6.3 billion, or $60.7 million in total at the exchange rate in effect on December 31, 2020, which is not reflected in the table above.
Additionally, we entered into lease agreements with various landlords primarily for data center spaces and ground leases which have not yet commenced as of December 31, 2020. These leases will commence between fiscal years 2021 and 2022 with lease terms of 10 to 49 years and a total lease commitment of approximately $684.1 million, which is not reflected in the table above.
Other Off-Balance-Sheet Arrangements
We have various guarantor arrangements with both our directors and officers and third parties, including customers, vendors and business partners. As of December 31, 2020, there were no significant liabilities recorded for these arrangements. For additional information, see "Guarantor Arrangements" in Note 15 within the Consolidated Financial Statements.
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
Our significant accounting policies are discussed in Note 1 to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Management believes that the following accounting policies and estimates are the most critical to aid in fully understanding and evaluating our consolidated financial statements, and they require significant judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain:
•    Accounting for income taxes;
•    Accounting for business combinations;
•    Accounting for impairment of goodwill;
•    Accounting for property, plant and equipment; and
•    Accounting for leases.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Accounting for Income Taxes.

Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax bases, and tax attributes such as operating loss, capital loss and tax credit carryforwards on a taxing jurisdiction basis. We measure deferred tax assets and liabilities using enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or settled.

The accounting standard for income taxes requires a reduction of the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not (defined by the accounting standard as a likelihood of more than 50%) that such assets will not be realized.

A tax benefit from an uncertain income tax position may be recognized in the financial statements only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority's widely understood administrative practices and precedents. We recognize interest and penalties related to unrecognized tax benefits within income tax benefit (expense) in the consolidated statements of operations.

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

In assessing the tax benefit from an uncertain income tax position, the tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than a 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

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

As of December 31, 2020 and 2019, we had net total deferred tax liabilities of $224.0 million and $211.4 million, respectively. As of December 31, 2020 and 2019, we had a total valuation allowance of $82.3 million and $57.8 million, respectively. If and when we increase or reduce our valuation allowances, it may have an unfavorable or favorable impact, respectively, to our financial position and results of operations in the periods when such determinations are made. We will continue to assess the need for our valuation allowances, by jurisdiction, in the future.

During the year ended December 31, 2020, we provided full valuation allowances against certain deferred tax assets acquired in Canada and the Netherlands that are not expected to be realizable in the foreseeable future.

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

As of December 31, 2020 and 2019, we had unrecognized tax benefits of $207.8 million and $173.7 million, respectively, exclusive of interest and penalties. During the year ended December 31, 2020, the unrecognized tax benefit increased by $34.1 million primarily due to integrations in the EMEA region, which was partially offset by the recognition of unrecognized tax benefits related to our tax positions in a few countries as a result of a lapse in statutes of limitations and the partial payment related to the UK integration. During the year ended December 31, 2019, the unrecognized tax benefit increased by $22.8 million primarily due to integrations, which was partially offset by the recognition of unrecognized tax benefits related to our tax positions in France as a result of a lapse in statutes of limitations and the partial payment of the Metronode pre-acquisition tax audit assessment which was fully indemnified by the seller. The unrecognized tax benefits of $207.8 million as of December 31, 2020, of which $33.8 million is subject to an indemnification agreement, if subsequently recognized, will affect our effective tax rate favorably at the time when such a benefit is recognized.

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

During the last three years, we have completed a number of business combinations, including the acquisition of Bell Data Centers in Canada in the fourth quarter of 2020, Packet in March 2020, Axtel in Mexico in January 2020, Switch Datacenters' AMS1 data center business in Amsterdam, Netherlands in April 2019, and the Metronode Acquisition and the Infomart Dallas Acquisition in April 2018. The purchase price allocation for these acquisitions has been finalized, except for the Bell acquisition.

As of December 31, 2020 and 2019, we had net intangible assets of $2.2 billion and $2.1 billion, respectively. We recorded amortization expense for intangible assets of $199.0 million, $196.3 million and $203.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we used to complete the purchase price allocations and the fair value of assets acquired and liabilities assumed. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material, which would be recorded in our consolidated statements of operations in 2020 or beyond.

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

To perform annual goodwill impairment assessment, we elected to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. This analysis requires assumptions and estimates before performing the quantitative goodwill impairment test, where the assessment requires assumptions and estimates derived from a review of our actual and forecasted operating results, approved business plans, future economic conditions and other market data. Additionally, we periodically review our assessment of our reporting units to determine if changes in facts and circumstances warrant changes to our conclusions. There were no specific factors present in 2020 or 2019 that indicated a potential goodwill impairment.

We performed our annual review of other intangible assets by assessing if there were events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable, such as a significant decrease in market price of an asset, a significant adverse change in the extent or manner in which an asset is being used, a significant adverse change in legal factors or business climate that could affect the value of an asset or a continuous deterioration of our financial condition. This assessment requires assumptions and estimates derived from a review of our actual and forecasted operating results, approved business plans, future economic conditions and other market data. There were no specific events in 2020 or 2019 that indicated a potential impairment.

As of December 31, 2020, goodwill attributable to the Americas, the EMEA and the Asia-Pacific reporting units was $2.2 billion, $2.6 billion and $0.6 billion, respectively.

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

The balance of our other intangible assets, net, for the year ended December 31, 2020 and 2019 was $2.2 billion and $2.1 billion, respectively. While we have not recorded an impairment charge against our other intangible assets to date, future events or changes in circumstances, such as a significant decrease in market price of an asset, a significant adverse change in the extent or manner in which an asset is being used, a significant adverse change in legal factors or business climate, may result in an impairment charge in future periods.

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

As of December 31, 2020 and 2019, we had property, plant and equipment of $14.5 billion and $12.2 billion, respectively. During the years ended December 31, 2020, 2019 and 2018, we recorded depreciation expense of $1.2 billion, $1.1 billion, and $1.0 billion, respectively. While we evaluated the appropriateness, we did not revise the estimated useful lives of our property, plant and equipment during the years ended December 31, 2020, 2019 and 2018. Further changes in our estimated useful lives of our property, plant and equipment could have a significant impact on our results of operations.

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

Lease assumptions and estimates are determined and applied at the inception of the leases or at the lease modification date. As of both December 31, 2020 and 2019, operating right-of-use ("ROU") lease assets were at $1.5 billion and operating lease liabilities were at $1.5 billion . As of December 31, 2020 and 2019, finance ROU assets were $1.7 billion and $1.3 billion, respectively, and finance lease liabilities were $1.9 billion and $1.5 billion, respectively. For the years ended December 31, 2020, 2019 and 2018, we recorded the finance lease cost of $233.9 million and $193.6 million, respectively, and recorded rent expense of approximately $217.3 million, $219.0 million and $185.4 million, respectively.

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
The uncertainty that exists with respect to the economic impact of the ongoing COVID-19 pandemic introduced significant volatility in the financial markets. See Part I, Item 1A. Risk Factors for additional information regarding potential risks to our business, financial condition and results of operations related to the ongoing COVID-19 pandemic.
We employ foreign currency forward and option contracts, cross-currency interest rate swaps and interest rate locks for the purpose of hedging certain specifically identified exposures. The use of these financial instruments is intended to mitigate some of the risks associated with fluctuations in currency exchange and interest rates, but does not eliminate such risks. We do not use financial instruments for trading or speculative purposes.
Investment Portfolio Risk
We maintain an investment portfolio of various holdings, types, and maturities that is prioritized on meeting REIT asset requirements. All of our marketable securities are recorded on our consolidated balance sheets at fair value with changes in fair values recognized in net income. We consider various factors in determining whether we should recognize an impairment charge for our securities, including the length of time and extent to which the fair value has been less than our cost basis and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery. We anticipate that we will recover the entire cost basis of these securities and have determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the year ended December 31, 2020.
As of December 31, 2020, our investment portfolio of cash equivalents and marketable securities consisted of money market funds, certificates of deposits and publicly traded equity securities. The amount in our investment portfolio that could be susceptible to market risk totaled $615.6 million.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate 10% increase or decrease in current interest rates from their position as of December 31, 2020 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations. However, the interest expense associated with our senior credit facility and term loans, that bear interest at variable rates, could be affected. For every 100 basis point change in interest rates, our annual interest expense could increase by a total of approximately $10.9 million or decrease by a total of approximately $0.2 million based on the total balance of our primary borrowings under the Term Loan Facility as of December 31, 2020. As of December 31, 2020, we had no outstanding interest rate derivative hedges against our debt obligations. However, we may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.
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

	December 31, 2020		December 31, 2019
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Mortgage and loans payable	$1,370,970	$1,379,129	$1,370,118	$1,378,429
Senior notes	9,261,050	9,705,486	9,029,211	9,339,497

(1)The carrying value is gross of debt issuance cost, debt discount and debt premium.
Foreign Currency Risk
A significant portion of our revenue is denominated in U.S. dollars, however, approximately 59% of our revenues and 53% of our operating costs are attributable to Brazil, Mexico, Canada, Colombia and the EMEA and Asia-Pacific regions, and a large portion of those revenues and costs are denominated in a currency other than the U.S. dollar, primarily the Euro, British pound, Japanese yen, Singapore dollar, Hong Kong dollar, Australian dollar and Brazilian real. To help manage the exposure to foreign currency exchange rate fluctuations, we have implemented a number of hedging programs, in particular:
•a cash flow hedging program to hedge the forecasted revenues and expenses in our EMEA region;
•a balance sheet hedging program to hedge the remeasurement of monetary assets and liabilities denominated in foreign currencies; and
•a net investment hedging program to hedge the long term investments in our foreign subsidiaries.
Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our consolidated balance sheets, statements of operations and statements of cash flows.
We have entered into various foreign currency debt obligations. As of December 31, 2020, the total principal amount of foreign currency debt obligations was $1.9 billion, including $611.1 million denominated in Euro, $589.7 million denominated in British Pound, $408.5 million denominated in Japanese Yen and $293.9 million denominated in Swedish Krona. As of December 31, 2020, we have designated $1.9 billion of the total principal amount of foreign currency debt obligations as net investment hedges against our net investments in foreign subsidiaries. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge are recorded as a component of other comprehensive income (loss) in the consolidated balance sheets. Fluctuations in the exchange rates between these foreign currencies and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the foreign currency debt obligations at maturity. If the U.S. Dollar would have been weaker or stronger by 10% in comparison to these foreign currencies as of December 31, 2020, we estimate our obligation to cash settle the principal of these foreign currency debt obligations in U.S. Dollars would have increased or decreased by approximately $211.5 million and $173.0 million, respectively.
We also entered into cross-currency interest rate swaps where we receive a fixed amount of U.S. Dollars and pay a fixed amount of Euros. As of December 31, 2020 and 2019, the total notional amounts of U.S. Dollar to Euro cross-currency interest rate swap contracts were $3.3 billion and $750.0 million, respectively. The cross-currency interest rate swaps are designated as hedges of our net investment in European operations and changes in the fair value of these swaps are recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheet. If the U.S. Dollar weakened or strengthened by 10% in comparison to Euro, we would have recorded an additional loss of $409.6 million or gain of $337.3 million, respectively, within accumulated other comprehensive income (loss) as of December 31, 2020.
The U.S. Dollar weakened relative to certain of the currencies of the foreign countries in which we operate during the year ended December 31, 2020. This has impacted our consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. Dollar will continue to impact us in future periods.
With the existing cash flow hedges in place, a hypothetical additional 10% strengthening of the U.S. dollar during the year ended December 31, 2020 would have resulted in a reduction of our revenues and operating expenses, including depreciation and amortization expenses, by approximately $171.1 million and $169.7 million, respectively.

With the existing cash flow hedges in place, a hypothetical additional 10% weakening of the U.S. dollar during the year ended December 31, 2020 would have resulted in an increase of our revenues and operating expenses, including depreciation and amortization expenses, by approximately $209.2 million and $207.4 million, respectively.
We may enter into additional hedging activities in the future to mitigate our exposure to foreign currency risk as our exposure to foreign currency risk continues to increase due to our growing foreign operations; however, we do not currently intend to eliminate all foreign currency transaction exposure.
Commodity Price Risk
Certain operating costs incurred by us are subject to price fluctuations caused by the volatility of underlying commodity prices. The commodities most likely to have an impact on our results of operations in the event of price changes are electricity, supplies and equipment used in our IBX data centers. We closely monitor the cost of electricity at all of our locations. We have entered into several power contracts to purchase power at fixed prices in certain locations in the Australia, Brazil, Bulgaria, Canada, China, Finland, France, Germany, Ireland, Italy, Japan, the Netherlands, Poland, Portugal, Singapore, Spain, Sweden, Switzerland, the United Kingdom and the U.S..
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
ITEM 9A.    Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.
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

Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-1 of this Annual Report on Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal controls over financial reporting during the fourth quarter of fiscal 2020 that has materially affected, or is reasonable likely to affect, our internal controls over financial reporting.
ITEM 9B.    Other Information
There is no disclosure to report pursuant to Item 9B.
PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020 pursuant to Regulation 14A.
We have adopted a Code of Ethics applicable for the Chief Executive Officer and Senior Financial Officers and a Code of Business Conduct, which are both "Code(s) of Ethics for Senior Financial Officers" as defined by applicable rules of the SEC. This information is incorporated by reference to the Equinix proxy statement for the 2021 Annual Meeting of Stockholders and is also available on our website, www.equinix.com.
ITEM 11.    Executive Compensation
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020 pursuant to Regulation 14A.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated by reference to the Equinix proxy statement for the 2021 Annual Meeting of Stockholders.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020 pursuant to Regulation 14A.
ITEM 14.    Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020 pursuant to Regulation 14A.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements:
(a)(2) Financial statements and schedule:

Schedule III- Schedule of Real Estate and Accumulated Depreciation at December 31, 2020 with reconciliations for the years ended December 31, 2020, 2019 and 2018	F-67
(a)(3) Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/2015	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/2015	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/2015	2.3

2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	12/6/2016	2.1

2.5	Amendment No. 1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	10-K	12/31/2016	2.5

2.6	Amendment No.2 to the Transaction Agreement, dated April 30, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	5/1/2017	2.1

2.7	Amendment No.3 to the Transaction Agreement, dated June 29, 2018, by and between Verizon Communications Inc. and Equinix, Inc.	10-Q	8/8/2018	2.7

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/2002	3.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/14/2011	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/11/2013	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	3/29/2016	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association as trustee.	8-K	11/20/2014	4.1

4.3	Fourth Supplemental Indenture, dated as of March 22, 2017 between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/22/2017	4.2

4.4	Form of 5.375% Senior Notes due 2027 (see Exhibit 4.3).

4.5	Fifth Supplemental Indenture, dated as of September 20, 2017 among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent.	8-K	9/20/2017	4.2

4.6	Indenture, dated as of December 12, 2017, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	12/5/2017	4.1

4.7	Supplemental Indenture, dated as of December 12, 2017, among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent.	8-K	12/5/2017	4.2

4.8	Form of 2.875% Senior Notes due 2026 (see Exhibit 4.8).

4.9	Third Supplemental Indenture, dated as of April 2, 2018, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	4/3/2018	4.2

4.10	Form of 5.00% Senior Notes due October 2020 (see Exhibit 4.10).

4.11	Form of 5.00% Senior Notes due April 2021 (see Exhibit 4.10).

4.12	Fourth Supplemental Indenture, dated as of November 18,2019, among Equinix, Inc and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.2

4.13	Form of 2.625% Senior Notes due 2024 (See Exhibit 4.13).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
4.14	Fifth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.4

4.15	Form of 2.900% Senior Notes due 2026 (See Exhibit 4.15).

4.16	Sixth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.6

4.17	Form of 3.200% Senior Notes due 2029 (See Exhibit 4.17)	8-K	6/22/2020

4.18	Seventh Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	6/22/2020	4.2

4.19	Form of 1.250% Senior Note due 2025 (See Exhibit 4.19)	8-K	6/22/2020	4.3

4.20	Eighth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	6/22/2020	4.4

4.21	Form of 1.800% Senior Note due 2027 (See Exhibit 4.21)	8-K	6/22/2020	4.5

4.22	Ninth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	6/22/2020	4.6

4.23	Form of 2.150% Senior Note due 2030 (see Exhibit 4.23)	8-K	6/22/2020	4.7

4.24	Tenth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	6/22/2020	4.8

4.25	Form of 3.000% Senior Note due 2050 (See Exhibit 4.25)	8-K	6/22/2020	4.9

4.26	Eleventh Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	10/7/2020	4.2

4.27	Form of 1.000% Senior Note due 2025 (included in Exhibit 4.27)	8-K	10/7/2020	4.3

4.28	Twelfth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	10/7/2020	4.4

4.29	Form of 1.550% Senior Note due 2028 (included in Exhibit 4.29)	8-K	10/7/2020	4.5

4.30	Thirteenth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	10/7/2020	4.6

4.31	Form of 2.950% Senior Note due 2051 (included in Exhibit 4.31)	8-K	10/7/2020	4.7

4.32	Form of Registrant's Common Stock Certificate.	10-K	12/31/2014	4.13

4.33	Description of Securities.				X

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.1**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.2**	2000 Equity Incentive Plan, as amended.	10-K	12/31/2016	10.2

10.3**	2000 Director Option Plan, as amended.	10-K	12/31/2016	10.3

10.4**	2001 Supplemental Stock Plan, as amended.	10-K	12/31/2016	10.4

10.5**	2020 Equity Incentive Plan	DEF14A	4/27/2020	Appendix A

10.6**	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	10-Q	6/30/2014	10.5

10.7**	Switch & Data 2007 Stock Incentive Plan.	S-1/A (File No. 333-137607) filed by Switch & Data Facilities Company	2/5/2007	10.9

10.8**	2018 Form of Revenue/AFFO Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2018	10.31

10.9**	2018 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2018	10.32

10.10**	2018 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2018	10.33

10.11**	2019 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2019	10.29

10.12**	2019 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2019	10.30

10.13**	2019 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2019	10.31

10.14**	2020 Equinix, Inc. Annual Incentive Plan.	10-Q	3/31/2020	10.18

10.15**	2020 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2020	10.19

10.16**	2020 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2020	10.20

10.17**	2020 Form of Time-Based Restricted Stock Agreement for Executives.	10-Q	3/31/2020	10.21

10.18	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014.	10-Q	9/30/2014	10.67

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.19	Share Purchase Agreement with Digital Realty Trust, L.P., relating to the sale and purchase of shares in TelecityGroup UK LON Limited, Telecity Netherlands AMS01 AMS04 BV, Equinix Real Estate (TCY AMS04) B.V. and TelecityGroup Germany Fra2 GmbH, dated May 14, 2016.	10-Q	6/30/2016	10.55

10.20	Credit Agreement dated as of December 12, 2017 among Equinix, Inc. as Borrower, The Guarantors Parties (defined therein), Bank of America, N.A., as Administrative Agent, Lender and L/C issuer, Barclays Bank PLS, Goldman Sachs Bank USA, HSBC Securities (USA) Inc. ING Capital LLC, TD Securities (USA) LLC, and Wells Fargo Bank, National Association as Co-Documentation Agents, the Other Lenders Party (defined therein) and Bank of America, N.A., Citibank, N.A., JPMorgan Chase Bank, N.A., MUFG, and RBC Capital Markets as Joint Lead Arrangers and Joint Book Runners.	10-K	12/31/2017	10.40

10.21	Consent and First Amendment to Credit Agreement, dated as of June 28, 2018 by and among Equinix, Inc. as Borrower, the Guarantors (defined therein), the Lenders (as such term is defined in the Credit Agreement referred to therein), and BANK OF AMERICA, N.A., as Administrative Agent.	10-Q	8/8/2018	10.35

10.22	Second Amendment to Credit Agreement, dated as of July 26, 2018, by and between Equinix, Inc. as Borrower, the financial institutions defined therein, MUFG Bank, Ltd., as Technical Agent and Bank of America, N.A. as Administrative Agent, under that certain Credit Agreement dated December 12, 2017.	10-Q	8/8/2018	10.36

10.23	Third Amendment to Credit Agreement, dated as of April 26, 2019, by and among Equinix, Inc., Delaware corporation ("Equinix" or the "Borrower"), each "Lender" (as such term is defined in the Credit Agreement referred to therein) party hereto, and BANK OF AMERICA, N.A., as Administrative Agent, under that certain Credit Agreement dated December 12, 2017.	10-Q	6/30/2019	10.34

10.24	Credit Agreement dated April 15, 2020, by and among Equinix, as borrower, a syndicate of financial institutions, as lenders, MUFG Bank, Ltd.as administrative agent, and MUFG Union Bank, N.A., Sumitomo, Mitsui Banking Corporation, TD Securities (USA) LLC and Mizuho Bank, Ltd., as joint lead arrangers.	10-Q	6/30/2020	10.25

10.25**	Relocation Letter Agreement by and between Equinix, Inc. and Charles Meyers dated October 12, 2018.	10-K	2/22/2019	10.37

10.26**	Change in Control Severance Agreement between Equinix, Inc and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.25

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.27**	Change in Control Severance Agreement between Equinix, Inc and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.26

10.28**	Change in Control Severance Agreement between Equinix, Inc and Karl Strohmeyer dated October 3, 2019.	10-Q	9/30/2019	10.27

10.29**	Change in Control Severance Agreement between Equinix, Inc and Peter Van Camp dated October 3, 2019.	10-Q	9/30/2019	10.28

10.30**	Change in Control Severance Agreement between Equinix, Inc and Charles Meyers dated October 4, 2019.	10-Q	9/30/2019	10.29

10.31**	Change in Control Severance Agreement between Equinix, Inc and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.31

10.32**	Change in Control Severance Agreement between Equinix, Inc and Sara Baack dated October 3, 2019.	10-Q	9/30/2019	10.32

10.33**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Sara Baack dated October 3, 2019.	10-Q	9/30/2019	10.33

10.34**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Charles Meyers dated October 4, 2019.	10-Q	9/30/2019	10.34

10.35**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.36

10.36**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.37

10.37**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.38

10.38**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Karl Strohmeyer dated October 3, 2019.	10-Q	9/30/2019	10.39

10.39**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Peter Van Camp dated October 3, 2019.	10-Q	9/30/2019	10.40

21.1	Subsidiaries of Equinix, Inc.				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
(b)Exhibits.
See (a) (3) above.
(c)Financial Statement Schedule.
See (a) (2) above.
ITEM 16.    Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUINIX, INC. (Registrant)

February 19, 2021	By	/s/ CHARLES MEYERS
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

Signature	Title	Date
/s/ CHARLES MEYERS	Chief Executive Officer and President (Principal Executive Officer)	February 19, 2021
Charles Meyers
/s/ KEITH D. TAYLOR	Chief Financial Officer (Principal Financial Officer)	February 19, 2021
Keith D. Taylor
/s/ SIMON MILLER	Chief Accounting Officer (Principal Accounting Officer)	February 19, 2021
Simon Miller
/s/ PETER F. VAN CAMP	Executive Chairman	February 19, 2021
Peter F. Van Camp
/s/ THOMAS A. BARTLETT	Director	February 19, 2021
Thomas A. Bartlett
/s/ NANCI CALDWELL	Director	February 19, 2021
Nanci Caldwell
/s/ ADAIRE FOX-MARTIN	Director	February 19, 2021
Adaire Fox-Martin
/s/ GARY F. HROMADKO	Director	February 19, 2021
Gary F. Hromadko
/s/ WILLIAM K. LUBY	Director	February 19, 2021
William K. Luby
/s/ IRVING F. LYONS, III	Director	February 19, 2021
Irving F. Lyons, III
/s/ CHRISTOPHER B. PAISLEY	Director	February 19, 2021
Christopher B. Paisley
Director
Sandra Rivera

Index to Exhibits

Exhibit Number	Description of Document

4.33	Description of Securities

21.1	Subsidiaries of Equinix, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Document.

101. PRE	Inline XBRL Taxonomy Extension Presentation Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Equinix, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Equinix, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity and other comprehensive income (loss) and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Income taxes - Real estate investment trust asset tests

As described in Notes 1 and 14 to the consolidated financial statements, the Company recorded income tax expense of $146.2 million for the year ended December 31, 2020. The Company has been operating as a real estate investment trust for federal income tax purposes (“REIT”) effective January 1, 2015. As a result, the Company may deduct the dividends made to its stockholders from taxable income generated by the Company and its qualified REIT subsidiaries ("QRSs"). The Company’s qualification and taxation as a REIT depends on its satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.  The Company’s ability to satisfy quarterly asset tests depends upon its analysis and the fair market values of its REIT and non-REIT assets. For purposes of the quarterly REIT asset tests, management estimates the fair market value of assets within its QRSs and taxable REIT subsidiaries (“TRSs”) using a discounted cash flow approach, by calculating the present value of forecasted future cash flows. Management applies discount rates based on industry benchmarks relative to the market and forecasting risks. Other significant assumptions used by management to estimate the fair market value of assets in QRSs and TRSs include projected revenue growth, projected operating margins, and projected capital expenditures. Management revisits significant assumptions periodically to reflect any changes due to business or economic environment.

The principal considerations for our determination that performing procedures relating to income taxes - REIT asset tests is a critical audit matter are (i) the significant judgment by management in determining the fair market value of REIT and non-REIT assets, which in turn led to a high degree of subjectivity in performing procedures relating to the REIT asset test, (ii) the significant audit effort and judgment in evaluating audit evidence related to the significant assumptions used in the REIT asset test, related to the discount rates, projected revenue growth, projected operating margins, and projected capital expenditures, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the REIT asset test, including controls over the determination of the fair market value of REIT and non-REIT assets. These procedures also included, among others, testing management’s process for estimating the fair market value of the REIT and non-REIT assets; evaluating the appropriateness of the discounted cash flow approach; testing the completeness and accuracy of underlying data used in the approach; and evaluating the significant assumptions used by management related to the discount rates, projected revenue growth, projected operating margins, and projected capital expenditures. Evaluating management’s assumptions related to projected revenue growth, projected operating margins, and projected capital expenditures involved considering the current and past performance of the Company, economic and industry trends, as well as whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow approach and the discount rates.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 19, 2021
We have served as the Company's auditor since 2000.

EQUINIX, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$1,604,869	$1,869,577
Short-term investments	4,532	10,362
Accounts receivable, net of allowance of $10,677 and $13,026	676,738	689,134
Other current assets	323,016	303,543
Total current assets	2,609,155	2,872,616
Property, plant and equipment, net	14,503,084	12,152,597
Operating lease right-of-use assets	1,475,057	1,475,367
Goodwill	5,472,553	4,781,858
Intangible assets, net	2,170,945	2,102,389
Other assets	776,047	580,788
Total assets	$27,006,841	$23,965,615
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$844,862	$760,718
Accrued property, plant and equipment	301,155	301,535
Current portion of operating lease liabilities	154,207	145,606
Current portion of finance lease liabilities	137,683	75,239
Current portion of mortgage and loans payable	82,289	77,603
Current portion of senior notes	150,186	643,224
Other current liabilities	354,368	153,938
Total current liabilities	2,024,750	2,157,863
Operating lease liabilities, less current portion	1,308,627	1,315,656
Finance lease liabilities, less current portion	1,784,816	1,430,882
Mortgage and loans payable, less current portion	1,287,254	1,289,434
Senior notes, less current portion	9,018,277	8,309,673
Other liabilities	948,999	621,725
Total liabilities	16,372,723	15,125,233
Commitments and contingencies (Note 15)
Equinix stockholders' equity:
Preferred stock, $0.001 par value per share: 100,000,000 shares authorized in 2020 and 2019; zero shares issued and outstanding	—	—
Common stock, $0.001 par value per share: 300,000,000 shares authorized in 2020 and 2019; 89,462,304 issued and 89,134,252 outstanding in 2020 and 85,700,953 issued and 85,308,386 outstanding in 2019	89	86
Additional paid-in capital	15,028,357	12,696,433
Treasury stock, at cost; 328,052 shares in 2020 and 392,567 shares in 2019	(122,118)	(144,256)
Accumulated dividends	(5,119,274)	(4,168,469)
Accumulated other comprehensive loss	(913,368)	(934,613)
Retained earnings	1,760,302	1,391,425
Total Equinix stockholders' equity	10,633,988	8,840,606
Non-controlling interests	130	(224)
Total stockholders' equity	10,634,118	8,840,382
Total liabilities and stockholders' equity	$27,006,841	$23,965,615

See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Revenues	$5,998,545	$5,562,140	$5,071,654
Costs and operating expenses:
Cost of revenues	3,074,340	2,810,184	2,605,475
Sales and marketing	718,356	651,046	633,702
General and administrative	1,090,981	935,018	826,694
Transaction costs	55,935	24,781	34,413
Impairment charges	7,306	15,790	—
Gain on asset sales	(1,301)	(44,310)	(6,013)
Total costs and operating expenses	4,945,617	4,392,509	4,094,271
Income from operations	1,052,928	1,169,631	977,383
Interest income	8,654	27,697	14,482
Interest expense	(406,466)	(479,684)	(521,494)
Other income	6,913	27,778	14,044
Loss on debt extinguishment	(145,804)	(52,825)	(51,377)
Income before income taxes	516,225	692,597	433,038
Income tax expense	(146,151)	(185,352)	(67,679)
Net income	370,074	507,245	365,359
Net (income) loss attributable to non-controlling interests	(297)	205	—
Net income attributable to Equinix	$369,777	$507,450	$365,359

Earnings per share ("EPS") attributable to Equinix:
Basic EPS	$4.22	$6.03	$4.58
Weighted-average shares for basic EPS	87,700	84,140	79,779
Diluted EPS	$4.18	$5.99	$4.56
Weighted-average shares for diluted EPS	88,410	84,679	80,197
See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Net income	$370,074	$507,245	$365,359
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment ("CTA") gain (loss), net of tax effects of $—, $(51) and $4,419	548,560	(58,334)	(421,743)
Net investment hedge CTA gain (loss), net of tax effects of $—, $10 and $1,358	(444,553)	73,294	219,628
Unrealized gain (loss) on cash flow hedges, net of tax effects of $14,521, $2,938 and $(14,557)	(82,790)	(3,842)	43,671
Net actuarial gain (loss) on defined benefit plans, net of tax effects of $(23), $(9) and $(15)	85	(48)	55
Total other comprehensive income (loss), net of tax	21,302	11,070	(158,389)
Comprehensive income, net of tax	391,376	518,315	206,970
Net (income) loss attributable to non-controlling interests	(297)	205	—
Other comprehensive (income) loss attributable to non-controlling interests	(57)	19	—
Comprehensive income attributable to Equinix	$391,022	$518,539	$206,970
See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)
For the Three Years Ended December 31, 2020
(in thousands, except share data)

							AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Dividends
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	79,440,404	$79	(402,342)	$(146,320)	$10,121,323	$(2,592,792)	$(785,189)	$252,689	$6,849,790	$—	$6,849,790
Adjustment from adoption of new accounting standard	—	—	—	—	—	—	(2,124)	271,900	269,776	—	269,776
Net income	—	—	—	—	—	—	—	365,359	365,359	—	365,359
Other comprehensive loss	—	—	—	—	—	—	(158,389)	—	(158,389)	—	(158,389)
Issuance of common stock and release of treasury stock for employee equity awards	747,779	1	5,483	1,159	48,976	—	—	—	50,136	—	50,136
Issuance of common stock under ATM Program	930,934	1	—	—	388,171	—	—	—	388,172	—	388,172
Dividend distribution on common stock, $9.12 per share	—	—	—	—	—	(727,448)	—	—	(727,448)	—	(727,448)
Settlement of accrued dividends on vested equity awards	—	—	—	—	2,319	(876)	—	—	1,443	—	1,443
Accrued dividends on unvested equity awards	—	—	—	—	—	(10,084)	—	—	(10,084)	—	(10,084)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	189,799	—	—	—	189,799	—	189,799
Noncontrolling interests	—	—	—	—	725	—	—	—	725	—	725
Balance as of December 31, 2018	81,119,117	81	(396,859)	(145,161)	10,751,313	(3,331,200)	(945,702)	889,948	7,219,279	—	7,219,279
Adjustment from adoption of new accounting standard	—	—	—	—	—	—	—	(5,973)	(5,973)	—	(5,973)
Net income (loss)	—	—	—	—	—	—	—	507,450	507,450	(205)	507,245
Other comprehensive income (loss)	—	—	—	—	—	—	11,089	—	11,089	(19)	11,070
Issuance of common stock and release of treasury stock for employee equity awards	692,706	1	4,292	905	51,111	—	—	—	52,017	—	52,017
Issuance of common stock for equity offering	2,985,575	3	—	—	1,213,431	—	—	—	1,213,434	—	1,213,434
Issuance of common stock under ATM Program	903,555	1	—	—	447,541	—	—	—	447,542	—	447,542
Dividend distribution on common stock, $9.84 per share	—	—	—	—	—	(825,893)	—	—	(825,893)	—	(825,893)
Settlement of accrued dividends on vested equity awards	—	—	—	—	308	(688)	—	—	(380)	—	(380)
Accrued dividends on unvested equity awards	—	—	—	—	—	(10,688)	—	—	(10,688)	—	(10,688)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	232,729	—	—	—	232,729	—	232,729

EQUINIX, INC.
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) - Continued
For the Three Years Ended December 31, 2020
(in thousands, except share data)

							AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Dividends
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	85,700,953	86	(392,567)	(144,256)	12,696,433	(4,168,469)	(934,613)	1,391,425	8,840,606	(224)	8,840,382
Adjustment from adoption of new accounting standard	—	—	—	—	—	—	—	(900)	(900)	—	(900)
Net income	—	—	—	—	—	—	—	369,777	369,777	297	370,074
Other comprehensive income	—	—	—	—	—	—	21,245	—	21,245	57	21,302
Issuance of common stock and release of treasury stock for employee equity awards	758,339	—	64,515	22,138	39,979	—	—	—	62,117	—	62,117
Issuance of common stock for equity offering	2,587,500	3	—	—	1,683,103	—	—	—	1,683,106	—	1,683,106
Issuance of common stock under ATM Program	415,512	—	—	—	298,269	—	—	—	298,269	—	298,269
Dividend distribution on common stock, $10.64 per share	—	—	—	—	—	(936,269)	—	—	(936,269)	—	(936,269)
Settlement of accrued dividends on vested equity awards	—	—	—	—	189	(770)	—	—	(581)	—	(581)
Accrued dividends on unvested equity awards	—	—	—	—	—	(13,766)	—	—	(13,766)	—	(13,766)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	310,384	—	—	—	310,384	—	310,384
Balance as of December 31, 2020	89,462,304	$89	(328,052)	$(122,118)	$15,028,357	$(5,119,274)	$(913,368)	$1,760,302	$10,633,988	$130	$10,634,118
See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$370,074	$507,245	$365,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,224,322	1,088,559	1,024,073
Stock-based compensation	294,952	236,539	180,716
Amortization of intangible assets	199,047	196,278	203,416
Amortization of debt issuance costs and debt discounts and premiums	15,739	13,042	13,618
Provision for credit loss allowance	5,069	8,459	7,236
Impairment charges	7,306	15,790	—
Gain on asset sales	(1,301)	(44,310)	(6,013)
Loss on debt extinguishment	145,804	52,825	51,377
Other items	16,643	11,620	19,660
Changes in operating assets and liabilities:
Accounts receivable	25,412	(26,909)	(52,931)
Income taxes, net	(22,641)	32,495	(10,670)
Other assets	(129,817)	(100,144)	(47,635)
Operating lease right-of-use assets	153,650	149,031	—
Operating lease liabilities	(142,863)	(152,091)	—
Accounts payable and accrued expenses	25,801	(27,928)	35,495
Other liabilities	122,629	32,227	31,725
Net cash provided by operating activities	2,309,826	1,992,728	1,815,426
Cash flows from investing activities:
Purchases of investments	(127,763)	(60,909)	(65,180)
Sales and maturities of investments	29,352	40,386	85,777
Business acquisitions, net of cash and restricted cash acquired	(1,180,272)	(34,143)	(829,687)
Purchases of real estate	(200,182)	(169,153)	(182,418)
Purchases of other property, plant and equipment	(2,282,504)	(2,079,521)	(2,096,174)
Proceeds from sale of assets, net of cash transferred	334,397	358,773	12,154
Net cash used in investing activities	(3,426,972)	(1,944,567)	(3,075,528)
Cash flows from financing activities:
Proceeds from employee equity awards	62,118	52,018	50,136
Payment of dividends and special distribution	(947,933)	(836,164)	(738,600)
Proceeds from public offering of common stock, net of issuance costs	1,981,375	1,660,976	388,172
Proceeds from senior notes, net of debt discounts	4,431,627	2,797,906	929,850
Proceeds from mortgage and loans payable	750,790	—	424,650
Repayment of senior notes	(4,363,761)	(2,206,289)	—
Repayment of finance lease liabilities	(115,288)	(126,486)	(103,774)
Repayment of mortgage and loans payable	(829,466)	(73,227)	(447,473)
Debt extinguishment costs	(111,700)	(43,311)	(20,556)
Debt issuance costs	(42,236)	(23,341)	(12,218)
Other financing activities	—	—	725
Net cash provided by financing activities	815,526	1,202,082	470,912
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	40,702	8,766	(33,907)
Net increase (decrease) in cash, cash equivalents and restricted cash	(260,918)	1,259,009	(823,097)
Cash, cash equivalents and restricted cash at beginning of period	1,886,613	627,604	1,450,701
Cash, cash equivalents and restricted cash at end of period	$1,625,695	$1,886,613	$627,604
Supplemental cash flow information
Cash paid for taxes	$143,934	$136,583	$93,375
Cash paid for interest	$498,408	$553,815	$496,795

Cash and cash equivalents	$1,604,869	$1,869,577	$606,166
Current portion of restricted cash included in other current assets	11,135	7,090	10,887
Non-current portion of restricted cash included in other assets	9,691	9,946	10,551
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$1,625,695	$1,886,613	$627,604

See accompanying notes to consolidated financial statements.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Business and Summary of Significant Accounting Policies
Nature of Business
Equinix, Inc. ("Equinix" or the "Company") was incorporated in Delaware on June 22, 1998. Equinix provides colocation space and related offerings. Global enterprises, content providers, financial companies and network service providers rely upon Equinix's insight and expertise to safehouse and connect their most valued information assets. The Company operates International Business ExchangeTM ("IBX®") data centers, or IBX data centers, across the Americas; Europe, Middle East and Africa ("EMEA") and Asia-Pacific geographic regions where customers directly interconnect with a network ecosystem of partners and customers. More than 1,800 network service providers offer access to the world's internet routes inside the Company's IBX data centers. This access to internet routes provides Equinix customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location. As of December 31, 2020, the Company operated 224 IBX data centers in 63 markets around the world.
The Company has been operating as a real estate investment trust for federal income tax purposes ("REIT") effective January 1, 2015. See "Income Taxes" in Note 14 below for additional information.
Basis of Presentation, Consolidation and Foreign Currency
The accompanying consolidated financial statements include the accounts of Equinix and its subsidiaries, including the acquisitions of:
•Infomart Dallas, including its operations and tenants, from ASB Real Estate Investments (the "Infomart Dallas Acquisition") from April 2, 2018;
•Metronode from the Ontario Teachers' Pension Plan Board (the "Metronode Acquisition") from April 18, 2018;
•Switch Datacenters' AMS1 data center business in Amsterdam, Netherlands from April 18, 2019;
•Three data centers in Mexico acquired from Axtel S.A.B. de C.V ("Axtel") from January 8, 2020;
•Packet Host, Inc. (“Packet”), including its operations and technology, from March 2, 2020; and
•12 data center sites across Canada from BCE Inc. ("Bell") from October 1, 2020 and one additional data center site from November 2, 2020.
The Company consolidates all entities that are wholly owned and those entities in which the Company own less than 100% of the equity but control, including variable interest entities ("VIEs") for which the Company is the primary beneficiary. The Company's investment in consolidated VIEs have not been material to its consolidated financial statements as of and for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. Foreign exchange gains or losses resulting from foreign currency transactions, including intercompany foreign currency transactions, that are anticipated to be repaid within the foreseeable future, are reported within other income (expense) on the Company's accompanying consolidated statements of operations. For additional information on the impact of foreign currencies to the Company's consolidated financial statements, see "Accumulated Other Comprehensive Loss" in Note 12.
Use of Estimates
The preparation of consolidated financial statements in conformity with the accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the allowance for credit losses, fair values of financial and derivative instruments, intangible assets and goodwill, assets acquired and liabilities assumed from acquisitions, useful lives of intangible assets and property, plant and equipment, leases, asset retirement obligations, other accruals, and

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable.
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
Equity Method Investments
The Company enters into joint venture or partnership arrangements to invest in certain entities for business development objectives. At the inception of these arrangements and if a reconsideration event has occurred, the Company assesses its interests with such entities to determine whether any of the entities meet the definition of a VIE. A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. The Company is required to consolidate the assets and liabilities of VIEs when it is deemed to be the primary beneficiary. The primary beneficiary of a VIE is the entity that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. For VIEs where the Company is not the primary beneficiary, and other joint ventures or partnerships that are not VIEs, where the Company has the ability to exercise significant influence over the entity, the Company accounts its investment under the equity method of accounting.
Equity method investments are initially measured at cost, or at fair value when the investment represents a retained equity interest in a deconsolidated business or an investment recognized upon the derecognition of distinct non-financial assets. Equity investments are subsequently adjusted for cash contributions, distributions and the Company's share of the income and losses of the investees. The Company records its equity method investments in other assets in the consolidated balance sheet. The Company's proportionate share of the income or loss from its equity method investments are recorded in other income in the consolidated statement of operations.
The Company reviews its investments quarterly to determine if any investments may be impaired considering both qualitative and quantitative factors that may have a significant impact on the investees' fair value. The Company did not record any impairment charges related to its equity method investments for the years ended December 31, 2020, 2019 and 2018. For further information on the Company's Equity Method Investments, see Note 6.
Non-marketable Equity Investments
The Company also has investments in non-marketable equity securities, where the Company does not have the ability to exercise significant influence over the investees. The Company elected the measurement alternative under which the securities are measured at cost minus impairment, if any, and adjusted for changes resulting from qualifying observable price changes. The Company records non-marketable equity investment in other assets in the consolidated balance sheet. The Company reviews its non-marketable equity investments quarterly to determine if any investments may be impaired considering both qualitative and quantitative factors that may have a significant impact on the investees' fair value. The Company did not record any impairment charges related to its non-marketable equity investments for the years ended December 31, 2020, 2019 and 2018.
Financial Instruments and Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Risks associated with cash and cash equivalents and short-term investments are mitigated by the Company's investment policy, which limits the

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
A significant portion of the Company's customer base is comprised of businesses throughout the Americas. However, a portion of the Company's revenues are derived from the Company's EMEA and Asia-Pacific operations. The following table sets forth percentages of the Company's revenues by geographic region for the years ended December 31:

	2020	2019	2018
Americas	45%	47%	49%
EMEA	33%	32%	31%
Asia-Pacific	22%	21%	20%
For further information on the Company's segment information, see Note 17.
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
The Company capitalizes certain internal and external costs associated with the development and purchase of internal-use software in property, plant and equipment, net on the consolidated balance sheets. This includes costs incurred in cloud computing arrangements ("CCA"), where it is both feasible and contractually permissible without significant penalty for the Company to take possession of the software. All other CCAs are considered service contracts, and the licensing and implementation costs incurred associated with such contracts are capitalized in other assets on the consolidated balance sheets. Capitalized internal-use software costs and capitalized implementation costs are amortized on a straight-line basis over the estimated useful lives of the software or arrangements.
The Company's estimated useful lives of its property, plant and equipment are as follows:

Core systems	3	-	40 years
Buildings	12	-	58 years
Leasehold improvements	12	-	40 years
Personal Property, including capitalized internal-use software	3	-	10 years
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
The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or an asset group may not be recoverable such as a significant decrease in market price of an asset, a significant adverse change in the extent or manner in which an asset or an asset group is being used or in its physical condition, a significant adverse change in legal factors or business climate that could affect the value of an asset or an asset group or a continuous deterioration of the Company's financial condition. Recoverability of assets or asset groups to be held and used is assessed by comparing the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or the asset group. If the carrying amount of the asset or the asset group

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or the asset group exceeds the fair value of the asset. The Company did not record any impairment charges related to its property, plant and equipment during the years ended December 31, 2020, 2019 and 2018.
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
Assets Held for Sale
Assets and liabilities to be disposed of that meet all of the criteria to be classified as held for sale are reported at the lower of their carrying amounts or fair values less costs to sell. The Company recorded an impairment charge of $7.3 million and $15.8 million relating to assets held for sale for the year ended December 31, 2020 and 2019, respectively. Assets are not depreciated or amortized while they are classified as held for sale. For further information on the Company's assets held for sale, see Note 5.
Asset Retirement Costs and Asset Retirement Obligations
The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. Subsequent to the initial measurement, the Company accretes the liability in relation to the asset retirement obligations over time and the accretion expense is recorded as a cost of revenue. The Company's asset retirement obligations are primarily related to its IBX data centers, of which the majority are leased under long-term arrangements and are required to be returned to the landlords in their original condition. The majority of the Company's IBX data center leases have been subject to significant development by the Company in order to convert them from, in most cases, vacant buildings or warehouses into IBX data centers. For further information on the Company's leases, see Note 7.
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
As of December 31, 2020, 2019 and 2018, the Company concluded that it was more likely than not that goodwill attributed to the Company's Americas, EMEA and Asia-Pacific reporting units was not impaired as the fair value of each reporting unit exceeded the carrying value of its respective reporting unit, including goodwill.
Substantially all of the Company's intangible assets are subject to amortization and are amortized using the straight-line method over their estimated period of benefit. The Company performs a review of intangible assets for impairment by assessing events or changes in circumstances that indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is assessed by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not record any impairment charges related to its other intangible assets during the years ended December 31, 2020, 2019 and 2018. For further information on goodwill and other intangible assets, see Note 3 and Note 7 below.
Debt Issuance Costs
Costs and fees incurred upon debt issuances are capitalized and are amortized over the life of the related debt based on the effective interest method. Such amortization is included as a component of interest expense. Debt issuance costs related to outstanding debt are presented as a reduction of the carrying amount of the debt obligation and debt issuance costs related to the revolving credit facility are presented as other assets. For further information on debt facilities, see Note 11 below.
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
From time to time, the Company uses derivative instruments, including treasury locks and swap locks (collectively, "interest rate locks") to manage certain interest rate exposures. An interest rate lock is a synthetic forward sale of a benchmark interest rate, which is settled in cash based upon the difference between an agreed upon rate at inception and the prevailing benchmark rate at settlement. It effectively fixes the benchmark rate component of an upcoming debt issuance. The interest rate lock transactions are designated as cash flow hedges, with all changes in value reported in other comprehensive income (loss). Subsequent to settlement, amounts in other comprehensive income are amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term interest rate locks.
The Company uses the spot method to assess effectiveness of cross-currency interest rate swaps that are designated as net investment hedges, whereby, the change in fair value due to foreign currency exchange spot

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Foreign currency gains or losses associated with derivatives that are not designated as hedging instruments for accounting purposes are recorded within other income (expense) in the Company's consolidated statements of operations, with the exception of (i) foreign currency embedded derivatives contained in certain of the Company's customer contracts and (ii) foreign exchange forward contracts that are entered into to hedge the accounting impact of the foreign currency embedded derivatives, which are recorded within revenues in the Company's consolidated statements of operations. For further information on derivatives and hedging activities, see Note 8 below.
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
The Company also follows the accounting standard for the measurement of fair value for non-financial assets and liabilities on a nonrecurring basis. These include:
•Non-financial assets and non-financial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent reporting periods;
•Reporting units and non-financial assets and non-financial liabilities measured at fair value for goodwill impairment tests;
•Indefinite-lived intangible assets measured at fair value for impairment assessments;
•Non-financial long-lived assets or asset groups measured at fair value for impairment assessments or disposal;
•Asset retirement obligations initially measured at fair value but not subsequently measured at fair value; and
•Assets and liabilities classified as held for sale are measured at fair value less costs to sell and reported at the lower of the carrying amounts or the fair values less costs to sell.
For further information on fair value measurements, see Note 5 and Note 9 below.
Leases
The Company determines if an arrangement is or contains a lease at its inception. The Company enters into lease arrangements primarily for land, data center spaces, office spaces and equipment. The Company recognizes a right-of-use ("ROU") asset and lease liability on the consolidated balance sheet for all leases with a term longer than 12 months, including renewals options that the Company is reasonably certain to exercise.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

ROU assets represent the Company's right to use an underlying asset for the lease term. Lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and liabilities are classified and recognized at the commencement date. When there is a lease modification, including a change in lease term, the Company reassess its classification and remeasures the ROU asset and lease liability. For the existing leases that were entered prior to January 1, 2019, the Company applied the package of practical expedients and elected not to reassess its existing leases and land easements, as well as the lease classifications and capitalized initial direct costs for those leases.
ROU lease liabilities are measured based on the present value of fixed lease payments over the lease term. ROU assets consist of (i) initial measurement of the lease liability; (ii) lease payments made to the lessor at or before the commencement date less any lease incentives received; and (iii) initial direct costs incurred by the Company. Lease payments may vary because of changes in facts or circumstances occurring after the commencement, including changes in inflation indices. Variable lease payments that depend on an index or a rate (such as the Consumer Price Index or a market interest rate) are included in the measurement of ROU assets and lease liabilities using the index or rate at the commencement date. Subsequent changes to lease payments based on changes to the index and rate are accounted for as variable lease payments and recognized in the period they are incurred. Variable lease payments that do not depend on an index or a rate are excluded from the measurement of ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Since most of the Company's leases do not provide an implicit rate, the Company uses its own incremental borrowing rate ("IBR") on a collateralized basis in determining the present value of lease payments. The Company utilizes a market-based approach to estimate the IBR. The approach requires significant judgment. Therefore, the Company utilizes different data sets to estimate IBRs via an analysis of (i) yields on comparable credit rating composite curves; (ii) sovereign rates; (iii) yields on our outstanding public debt; and (iv) indicative pricing on both secured and unsecured debt received from potential lenders. The Company also applies adjustments to account for considerations related to (i) tenor; and (ii) country credit rating that may not be fully incorporated by the aforementioned data sets.
The majority of the Company's lease arrangements include options to extend the lease. If the Company is reasonably certain to exercise such options, the periods covered by the options are included in the lease term. The depreciable lives of certain fixed assets and leasehold improvements are limited by the expected lease term. The Company has certain leases with an initial term of 12 months or less. For such leases, the Company elected not to recognize any ROU asset or lease liability on the consolidated balance sheet. The Company has lease agreements with lease and non-lease components. The Company elected to account for the lease and non-lease components as a single lease component for all classes of underlying assets for which the Company has identified lease arrangements. For further information on leases, see Note 10 below.
Revenue
Revenue Recognition
Equinix derives more than 90% of its revenues from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing of cabinet space and power; (2) interconnection offerings, such as cross connects and Equinix Exchange ports; (3) managed infrastructure solutions and (4) other revenues consisting of rental income from tenants or subtenants. The remainder of the Company's revenues are from non-recurring revenue streams, such as installation revenues, professional services, contract settlements and equipment sales. Revenues by service lines and geographic areas are included in segment information. For further information on segment information, see Note 17 below.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

relative standalone selling price basis. The standalone selling price is determined based on overall pricing objectives, taking into consideration market conditions, geographic locations and other factors. Other judgments include determining if any variable consideration should be included in the total contract value of the arrangement such as price increases.
Revenue is generally recognized on a gross basis as a principal versus on a net basis as an agent, as the Company is primarily responsible for fulfilling the contract, bears inventory risk and has discretion in establishing the price when selling to the customer. To the extent the Company does not meet the criteria for recognizing revenue on a gross basis, the Company records the revenue on a net basis. Revenue from contract settlements, when a customer wishes to terminate their contract early, is treated as a contract modification and recognized ratably over the remaining term of the contract, if any. On January 1, 2018, the Company adopted the current revenue accounting guidance ("Topic 606") using the modified retrospective approach applied to those contracts, which were not completed as of January 1, 2018, and recognized a net increase to the opening retained earnings of $269.8 million, net of tax impacts.
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
The Company enters into revenue contracts with customers for data centers and office spaces, which contain both lease and non-lease components. The Company elected to adopt the practical expedient which allows lessors to combine lease and non-lease components, by underlying class of asset, and account for them as one component if they have the same timing and pattern of transfer. The combined component is accounted for in accordance with the current lease accounting guidance ("Topic 842") if the lease component is predominant, and in accordance with Topic 606 if the non-lease component is predominant. Lessors are permitted to adopt this practical expedient on a retrospective or prospective basis. The Company elected to apply the practical expedient prospectively based on classes of underlying assets. In general, customer contracts for data centers are accounted for under Topic 606 and customer contracts for the use of office space are accounted for under Topic 842, which are generally classified as operating leases and are recognized on a straight-line basis over the lease term.
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
Contract Balances
The timing of revenue recognition, billings and cash collections result in accounts receivables, contract assets and deferred revenues. A receivable is recorded at the invoice amount, net of an allowance for credit losses and is recognized in the period when the Company has transferred products or provided services to its customers and when its right to consideration is unconditional. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 45 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that the Company's contracts generally do not include a significant financing component. The Company assesses collectability based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company generally does not request collateral from its customers although in certain cases the Company obtains a security interest in a customer's equipment placed in its IBX data centers or obtains a deposit. The Company also maintains an allowance for estimated losses on a lifetime loss basis resulting from the inability of its customers to make required payments for which the Company had expected to collect the revenues in accordance with the new credit loss guidance accounting guidance ("Topic 326"). the financial condition of the Company's customers were to deteriorate or if they became insolvent, resulting in an impairment of their ability to make payments, greater allowances for credit losses may be required. Management specifically analyzes accounts receivable and current economic news, conditions and trends, historical loss rates, customer concentrations, customer credit-worthiness,

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

changes in customer payment terms and any applicable long term forecast when evaluating revenue recognition and the adequacy of the Company's reserves. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectable are charged to bad debt expense included in sales and marketing expense in the consolidated statements of operations. A specific bad debt reserve of up to the full amount of a particular invoice value is provided for certain problematic customer balances. An additional reserve is established for all other accounts based an analysis of historical credits issued. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable.
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
Contract Costs
Direct and indirect incremental costs solely related to obtaining revenue contracts are capitalized as costs of obtaining a contract, when they are incremental and if they are expected to be recovered. Such costs consist primarily of commission fees and sales bonuses, as well as indirect related payroll costs. In 2020, contract costs are amortized over the estimated period of five years on a straight-line basis. The Company elected to apply the practical expedient which allows the Company to expense contract costs when incurred, if the amortization period is one year or less.
For further information on revenue recognition, see Note 2 below.
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax attributes such as operating loss, capital loss and tax credits carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected more likely than not to be realized in the future. A tax benefit from an uncertain income tax position may be recognized in the financial statements only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority's widely understood administrative practices and precedents. Recognized income tax positions are measured at the largest amount that has a greater than 50 percent likelihood of being realized. Any subsequent changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with its 2015 taxable year. As a result, the Company may deduct the dividends made to its stockholders from taxable income generated by the Company and its qualified REIT subsidiaries ("QRSs"). The Company's dividends paid deduction generally eliminates the U.S. federal taxable income of the Company and its QRSs, resulting in no U.S. federal income tax due. However, the Company's domestic taxable REIT subsidiaries ("TRSs") are subject to the U.S. corporate income taxes on any taxable income generated by them. In addition, the foreign operations of the Company are subject to local income taxes regardless of whether the foreign operations are operated as QRSs or TRSs.
The Company's qualification and taxation as a REIT depends on its satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The Company's ability to satisfy quarterly asset tests depends upon its analysis and the fair market values of its REIT and non-REIT

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
For further information on income taxes, see Note 14 below.
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
The Company grants restricted stock units ("RSUs") or restricted stock awards ("RSAs") to its employees and these equity awards generally have only a service condition. The Company grants RSUs to its executives and these awards generally have a service and performance condition or a service and market condition. Performance conditions contained in an equity award are generally tied to the financial performance of the Company or a specific region of the Company. The Company assesses the probability of meeting these performance conditions on a quarterly basis. The majority of the Company's RSUs vest over four years, although certain of the equity awards for executives vest over a range of two to four years. The Company's RSAs vest over three years. The valuation of RSUs and RSAs with only a service condition or a service and performance condition requires no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of the Company's stock price on the date of grant. The Company uses a Monte Carlo simulation option-pricing model to determine the fair value of RSUs with a service and market condition.
The Company uses the Black-Scholes option-pricing model to determine the fair value of its employee stock purchase plan ("ESPP"). The determination of the fair value of shares purchased under the ESPP is affected by assumptions regarding a number of complex and subjective variables including the Company's expected stock price volatility over the term of the awards and actual and projected employee stock purchase behaviors. The Company estimated the expected volatility by using the average historical volatility of its common stock that it believed was best representative of future volatility. The risk-free interest rate used was based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the equity awards. The expected dividend rate used was based on average dividend yields and the expected term used was equal to the term of each purchase window.
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
Earnings Per Share
The Company computes basic and diluted EPS for net income. Basic EPS is computed using net income and

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the weighted-average number of common shares outstanding. Diluted EPS is computed using net income and the weighted-average number of common shares outstanding plus any dilutive potential common shares outstanding. Dilutive potential common shares include the assumed exercise, vesting and issuance activity of employee equity awards using the treasury stock method. For further information on earnings per share, see Note 4 below.
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
During the year ended December 31, 2020, the COVID-19 pandemic did not have a material impact on the Company’s financial statements. The Company recorded an insignificant amount of revenue reserve related to our response to the COVID-19 pandemic and experienced some decline in non-recurring revenue from Smart Hands services, as the Company had waived fees from affected customers in certain circumstances for a period of time. The Company has seen a modest but mixed impact from the COVID-19 pandemic to its operating costs. The Company incurred one-time cash bonuses and compensation expense of $8.6 million for its IBX data center employees, as well as other employees to support their work-from-home requirements during the first quarter of 2020. Additionally, the Company increased its allowance for credit losses for accounts receivable by an insignificant amount during the year ended December 31, 2020. This was partially offset by lower travel expenses due to travel restrictions as a result of the COVID-19 pandemic. The Company evaluated its goodwill, long-lived assets, including property, plant and equipment, lease right-of-use assets and intangible assets, noting no indicators of impairment.
The full impact that the ongoing COVID-19 pandemic will have on the Company's future consolidated financial statements remains uncertain and ultimately will depend on many factors, including the duration and potential cyclicity of the health crisis, further public policy actions to be taken in response, as well as the continued impact of the pandemic on the global economy and the Company's customers and vendors. The Company will continue to evaluate the nature and extent of these potential impacts to its business and consolidated financial statements.

Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06: Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock and modifies the disclosure requirement for the convertible instruments. Additionally, this ASU improves the consistency of EPS calculations by eliminating the use of the treasury stock method to calculate diluted EPS for convertible instruments and clarifies certain areas under the current EPS guidance. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted at the beginning of the fiscal year after December 15, 2020. The Company is currently evaluating the extent of the impact of this ASU, but does not expect the adoption of this standard to have significant impact on its consolidated financial statements.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In December 2019, FASB issued ASU 2019-12, Income Taxes ("Topic 740"): Simplifying the Accounting for Income Taxes. The ASU simplifies accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also improves consistent application of and simplifies generally accepted accounting principles ("GAAP") for other areas of Topic 740 by clarifying and amending existing guidance. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted including adoption in any interim period for periods for which financial statements have not yet been issued. On January 1, 2021, the Company adopted this ASU and the adoption of this standard will not have any significant impact on the Company's consolidated financial statements.
Accounting Standards Recently Adopted
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
The Company adopted ASU 2017-12 on January 1, 2019 using the modified retrospective approach. For cash flow hedges existing on the date of adoption, the Company recognized the cumulative effect of the change on the opening balance of accumulated other comprehensive income (loss) with a corresponding adjustment to the opening balance of retained earnings for amounts previously recognized in earnings related to ineffectiveness. The adoption of this standard did not have any significant impact on the Company's consolidated financial statements.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Financial Instruments - Credit Losses
In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses ("Topic 326"): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU requires enhanced qualitative and quantitative disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company adopted this new ASU on January 1, 2020 using the modified retrospective approach and recorded a net decrease to retained earnings of $0.9 million and a corresponding increase to allowance for credit losses. The adoption did not have any significant impact on other financial assets within the scope of Topic 326, such as contract assets.
Reference Rate Reform
In March 2020, FASB issued ASU 2020-04, Reference Rate Reform ("Topic 848"): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company adopted the ASU upon its issuance and there was no impact on the Company's consolidated financial statements for the year ended December 31, 2020 as a result of adopting this standard. The Company will evaluate its debt, derivative and lease contracts that are eligible for modification relief and may apply the elections prospectively as needed.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.    Revenue Recognition
Contract Balances
The following table summarizes the opening and closing balances of the Company's accounts receivable, net; contract assets, current; contract assets, non-current; deferred revenue, current; and deferred revenue, non-current (in thousands):

	Accounts receivable, net	Contract assets, current	Contract assets, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2020	$689,134	$10,033	$31,521	$76,193	$46,555
Closing balances as of December 31, 2020	676,738	13,534	54,050	101,258	71,242
Increase/(decrease)	$(12,396)	$3,501	$22,529	$25,065	$24,687

Beginning balances as of January 1, 2019	$630,119	$9,778	$16,396	$73,143	$46,641
Closing balances as of December 31, 2019	689,134	10,033	31,521	76,193	46,555
Increase/(decrease)	$59,015	$255	$15,125	$3,050	$(86)

The difference between the opening and closing balances of the Company's accounts receivable, net, contract assets and deferred revenues primarily results from revenue growth and the timing difference between the satisfaction of the Company's performance obligation and the customer's payment, as well as business combinations closed during the years ended December 31, 2020 and 2019. The amounts of revenue recognized during the years ended December 31, 2020, 2019 and 2018 from the opening deferred revenue balance were $87.0 million, $87.3 million and $81.8 million, respectively. For the years ended December 31, 2020, 2019 and 2018, no impairment loss related to contract balances was recognized in the consolidated statement of operations.
Contract Costs
The ending balances of net capitalized contract costs as of December 31, 2020 and 2019 were $268.0 million and $229.2 million, respectively, which were included in other assets in the consolidated balance sheet. $85.4 million, $72.9 million, and $73.1 million of contract costs were amortized during years ended December 31, 2020, 2019, and 2018, respectively, which were included in sales and marketing expense in the consolidated statement of operations.
Remaining performance obligations
As of December 31, 2020, approximately $8.4 billion of total revenues, including deferred installation revenues are expected to be recognized in future periods, the majority of which will be recognized over the next 24 months. While initial contract terms vary in length, substantially all contracts thereafter automatically renew in one-year increments. Included in the remaining performance obligations is either 1) remaining performance obligations under the initial contract terms or 2) remaining performance obligations related to contracts in the renewal period once the initial terms have lapsed. The remaining performance obligations do not include variable consideration related to unsatisfied performance obligations such as the usage of metered power, service fees from xScaleTM data centers, which are calculated based on future events or actual costs incurred in the future, or any contracts that could be terminated without any significant penalties such as the majority of interconnection revenues. The remaining performance obligations above include revenues to be recognized in the future related to arrangements where the Company is considered the lessor.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.    Acquisitions
2020 Acquisitions
Acquisition of Bell Data Centers (the "Bell Acquisition")
On October 1, 2020, the Company completed the acquisition of 12 data center sites across Canada from BCE Bell, with one additional data center in Ottawa Canada acquired on November 2, 2020, for a total combined purchase consideration of approximately C$931.7 million, or $702.0 million at the exchange rates in effect on those dates. The acquisition supports the Company’s ongoing expansion to meet customer demand in Canada.
Acquisition of Packet (the "Packet Acquisition")
On March 2, 2020, the Company acquired all outstanding shares and equity awards of Packet, a leading bare metal automation platform for total purchase consideration of approximately $290.3 million in cash. In connection with the close of the transaction, the Company paid $16.1 million in cash to accelerate the vesting of unvested Packet equity awards for certain Packet employees, which was recorded as stock-based compensation expense. The Company also issued restricted stock awards with an aggregated fair value of $30.2 million and a three-year vesting period, which will be recognized as stock-based compensation costs over the vesting period. The acquisition, combined with Equinix MetalTM, is expected to accelerate the Company's strategy to help enterprises deploy hybrid multicloud architectures on Equinix's data center platform.
Acquisition of data centers from Axtel (the "Axtel Acquisition")
On January 8, 2020, the Company completed the acquisition of three data centers in Mexico from Axtel for a total purchase consideration of approximately $189.0 million, including $175.0 million in cash and $14.0 million the Company paid to the seller for recoverable value-added taxes ("VAT") incurred prior to the acquisition, which related to a corresponding VAT receivable acquired. The acquisition supports the Company’s ongoing expansion to meet customer demand in the Americas region.
Purchase price allocation
These acquisitions constitute businesses under the accounting standard for business combinations and, therefore, were accounted for as business combinations using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price is allocated to the assets acquired and liabilities assumed measured at fair value on the date of acquisition.
As of December 31, 2020, the Company completed the detailed valuation analysis and the final allocation of purchase price for the Packet Acquisition and the Axtel Acquisition. The Company continues to review the detailed valuation analysis to derive the fair value of assets acquired and liabilities assumed from the Bell Acquisition, including property, plant and equipment, intangible assets and the related tax impacts; therefore, the purchase price allocation is based on provisional estimates and subject to continuing management analysis.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the final allocation of total purchase consideration is presented as follows (in thousands):

	Bell	Packet (1)	Axtel (2)
	Provisional	Final
Cash and cash equivalents	$—	$1,068	$—
Accounts receivable	—	5,098	—
Other current assets	803	299	14,048
Property, plant and equipment	538,717	27,945	76,407
Operating lease right-of-use assets	14,359	1,519	1,646
Intangible assets	75,631	58,500	22,750
Goodwill	170,548	230,620	78,902
Deferred tax and other assets	722	138	—
Total assets acquired	800,780	325,187	193,753
Accounts payable and accrued liabilities	(895)	(1,275)	(238)
Other current liabilities	—	(860)	—
Operating lease liabilities	(13,340)	(1,519)	(1,586)
Finance lease liabilities	(80,026)	(27,945)	—
Deferred tax and other liabilities	(4,495)	(3,290)	(2,911)
Net assets acquired	$702,024	$290,298	$189,018

(1)For the Packet Acquisition, the adjustments made from the provisional amounts reported as of March 31, 2020 primarily resulted in a decrease in intangible assets of $10.1 million and an increase in goodwill of $7.5 million. The changes in fair value of acquired assets and liabilities assumed did not have a significant impact on the Company's results of operations for any reporting periods prior to December 31, 2020.
(2)For the Axtel Acquisition, there were no purchase price allocation adjustments since the provisional amounts reported as of March 31, 2020.
Property, plant and equipment - The fair values of property, plant and equipment acquired from these three acquisitions were estimated by applying the cost approach, with the exception of land, which was estimated by applying the market approach. The key assumptions of the cost approach include replacement cost new, physical deterioration, functional and economic obsolescence, economic useful life, remaining useful life, age and effective age.
Intangible assets - The following table presents certain information on the acquired intangible assets (in thousands):

Intangible Assets	Fair Value	Estimated Useful Lives (Years)	Weighted-average Estimated Useful Lives (Years)
Bell:
Customer relationships	$75,631	15.0	15.0
Packet:
Trade names	1,300	3.0	3.0
Existing technology	5,100	3.0	3.0
Customer relationships	52,100	10.0	10.0
Axtel:
Customer relationships	22,750	15.0	15.0
The fair values of customer relationships acquired from these acquisitions were estimated from applying an income approach, by calculating the present value of estimated future operating cash flows generated from existing customers less costs to realize the revenue. The Company applied a discount rate of 8.0% for Bell, 8.0% for Packet and 13.3% for Axtel, which reflects the nature of the assets as they relate to the risk and uncertainty of the estimated future operating cash flows, as well as the risk of the country within which the acquired business operates.

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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill is attributable to the workforce of the acquired business and the projected revenue increase expected to arise from future customers after these acquisitions. Goodwill from these acquisitions is attributable to the Company's Americas region. Goodwill from the Bell Acquisition is expected to be deductible for local tax purposes while goodwill from the Packet and Axtel Acquisitions are not amortizable for local tax purposes.
Revenues and net income and loss from operations
The operating results of these three acquisitions are reported in the Americas region following the dates of acquisitions. During the year ended December 31, 2020, the Company's results of operations include $78.0 million of revenues and $41.0 million of net loss from operations from the Bell, Packet and Axtel Acquisitions. The net loss during the year ended December 31, 2020 was partially attributable to the $16.1 million stock-based compensation expense incurred to accelerate the vesting of certain Packet employees’ unvested Packet equity awards at the close of the Packet Acquisition.
Transaction costs
During the year ended December 31, 2020, the Company incurred total transaction costs of $36.5 million for these three acquisitions.
Pending Acquisition
On August 7, 2020, the Company entered into an agreement to purchase the India operations of GPX Global Systems, Inc. ("GPX India"), representing two data centers in Mumbai, India for approximately $161.0 million in an all-cash transaction (the “GPX India Acquisition”). The GPX India Acquisition is expected to close in the second quarter of 2021, subject to customary closing conditions including regulatory approval. Upon the close of the acquisition, the operating results of the acquired business will be reported in the Asia-Pacific region.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

insignificant amount of net income from operations from the combined operations of Metronode and Infomart Dallas during the year ended December 31, 2018.
4.    Earnings Per Share
The following table sets forth the computation of basic and diluted EPS for the years ended December 31 (in thousands, except per share amounts):

	2020	2019	2018
Net income	$370,074	$507,245	$365,359
Net (income) loss attributable to non-controlling interests	(297)	205	—
Net income attributable to Equinix	$369,777	$507,450	$365,359

Weighted-average shares used to calculate basic EPS	87,700	84,140	79,779
Effect of dilutive securities:
Employee equity awards	710	539	418
Weighted-average shares used to calculate diluted EPS	88,410	84,679	80,197

EPS attributable to Equinix:
Basic EPS	$4.22	$6.03	$4.58
Diluted EPS	$4.18	$5.99	$4.56
The following table sets forth potential shares of common stock that are not included in the diluted EPS calculation above because to do so would be anti-dilutive for the years ended December 31 (in thousands):

	2020	2019	2018
Common stock related to employee equity awards	19	21	265
Total	19	21	265
5.    Assets Held for Sale
Sale of xScale™ data center facilities in Europe
In June 2019, the Company entered into an agreement to form a joint venture in the form of a limited liability partnership with GIC Private Limited, Singapore's sovereign wealth fund ("GIC") (the "EMEA Joint Venture"), to develop and operate xScale™ data centers in Europe, with ownership upon close for GIC and the Company being established at 80% and 20%, respectively. In connection with the transaction, the Company agreed to sell its London 10 and Paris 8 data centers, as well as certain construction development and leases in London and Frankfurt to the EMEA Joint Venture. The assets and liabilities of these data center sites, which were included within the Company's EMEA region, were classified as held for sale as of June 30, 2019. On October 8, 2019, the Company closed the transaction, including the sale of these sites to the EMEA Joint Venture in exchange for a total consideration, which is comprised of 1) net cash proceeds of $351.8 million and 2) contingent consideration with fair value of approximately $39.3 million, receivable upon completion of certain performance milestones, primarily contingent on the local regulatory approvals for certain sites. As part of the transaction, the Company recorded liabilities of $41.4 million within other liabilities on the consolidated balance sheet, which represents its obligation to complete future construction for certain sites sold. During the year ended December 31, 2019, the Company recognized a total gain of $45.1 million on the sale of these xScale™ data center facilities.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In September 2020, the Company entered into an agreement to sell its Paris 9 ("PA9") data center to the EMEA Joint Venture. The assets and liabilities of the PA9 data center, which were included within the Company's EMEA region, were classified as held for sale as of September 30, 2020. On December 15, 2020, the Company closed the transaction for a total consideration of $131.5 million, which is comprised of 1) cash proceeds of $124.6 million, 2) a contract asset with a fair value of $5.6 million and 3) an insignificant amount of contingent consideration that is receivable upon completion of certain performance milestones. During the year ended December 31, 2020, the Company recognized an insignificant loss on the sale of the PA9 data center. In connection with this transaction, the Company has a commitment with the EMEA Joint Venture to complete a residual portion of the PA9 data center for an estimated cost of $17.7 million on December 31, 2020, reimbursable upon completion.

The contingent consideration recognized on both EMEA Joint Venture transactions are considered derivatives and are remeasured at fair value each reporting period using inputs such as probabilities of payment, discount rates, foreign currency forward rates and projected payment dates. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements. As of December 31, 2020 and 2019, the total fair value of the contingent consideration was $44.2 million and $40.1 million, respectively, which was included in other current assets and other assets on the consolidated balance sheet. Changes in the fair value of the contingent consideration were recorded in gain (loss) on asset sales on the consolidated statement of operations.
Sale of xScale™ data center facilities in Asia-Pacific
In April 2020, the Company entered into an agreement to form its second joint venture in the form of a limited liability partnership with GIC to develop and operate xScale™ data centers in Asia-Pacific (the “Asia-Pacific Joint Venture”), with ownership upon close for GIC and the Company being established at 80% and 20%, respectively. The assets and liabilities of three Japan xScale™ data center sites, the Osaka 2, Tokyo 12, and Tokyo 14 development sites, which were included within the Company's Asia-Pacific region, were classified as held for sale as of June 30, 2020. In the third quarter of 2020, the Company recorded an impairment charge of $7.3 million, reducing the carrying value of the development site assets to the estimated fair value less cost to sell. On December 17, 2020, the Company closed the transaction including the sale of the three development sites to the Asia-Pacific Joint Venture in exchange for $209.8 million of cash proceeds and $15.6 million of receivables. During the year ended December 31, 2020, the Company recognized an insignificant gain on the sale of these xScale™ data center development sites.

The Company's investments in the EMEA Joint Venture and the Asia-Pacific Joint Venture are accounted for using the equity method of accounting. For further information, see Note 6 below.

Sale of New York 12 ("NY12") data center
In January 2019, the Company entered into an agreement to sell its NY12 data center, which was reported in its Americas' region. The assets of the NY12 data center to be divested were classified as held for sale as of March 31, 2019. During the year ended December 31, 2019, the Company recorded an impairment charge of $15.8 million, reducing the carrying value of NY12 assets to the estimated fair value less cost to sell. The transaction closed in October 2019 and the gain on sale recognized was insignificant.
6.    Equity Method Investments
The following table summarizes the equity method investments as of December 31 (in thousands):

Investee	Ownership Percentage	2020	2019
EMEA Joint Venture with GIC	20%	$101,892	$51,092
Asia-Pacific Joint Venture with GIC	20%	43,432	—
Other	Various	17,747	8,645
Total		$163,071	$59,737

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

EMEA Joint Venture
As described in Note 5 above, the Company and GIC closed the EMEA Joint Venture transaction on October 8, 2019. The Company concluded the EMEA Joint Venture is not a VIE because its equity investors have the characteristics of a controlling financial interest and it is sufficiently capitalized to sustain its operations, requiring additional funding from its partners only when expanding operations. Upon closing the EMEA Joint Venture, the Company recorded its initial 20% partnership interest at fair value of $41.9 million, which was subsequently adjusted for cash contributions and the Company's share of the income and losses of the investees.
During the year ended December 31, 2020, the Company made additional equity contributions of $48.0 million to the EMEA Joint Venture, including an additional contribution of $10.6 million in connection with the sale of the PA9 data center. The Company's share of income and losses of equity method investments from this joint venture, which is attributable to the Company's EMEA region, was insignificant for the years ended December 31, 2020 and 2019 and was included in other income on the consolidated statement of operations.
The Company committed to make future equity contributions to the EMEA Joint Venture for funding its future development. As of December 31, 2020, the Company had future equity contribution commitments of €13.8 million and £6.6 million, or $25.8 million in total at the exchange rate in effect on December 31, 2020.
Variable Interest Entity
Asia-Pacific Joint Venture
As described in Note 5 above, the Company closed the Asia-Pacific Joint Venture with GIC on December 17, 2020 to develop and operate xScale™ data centers in the Asia-Pacific region. The Company provides certain management services to the Asia-Pacific Joint Venture operations and earns fees based on those services and performance. The Asia-Pacific Joint Venture requires additional funding from its partners in order to sustain its current operations. As a result, it was determined to be a VIE. The power to direct the activities of the Asia-Pacific Joint Venture that most significantly impact economic performance is shared equally by both partners. These activities include data center construction and operations, sales and marketing, financing, and real estate purchases or sales. Decisions about these activities require the consent of both the Company and GIC. The Company concluded that neither party is deemed to have predominant control over the Asia-Pacific Joint Venture and neither party is its primary beneficiary. Upon closing the Asia-Pacific Joint Venture, the Company recorded its initial 20% partnership interest at fair value of ¥4.4 billion or $42.8 million in total at the exchange rate in effect on December 31, 2020. The Company's share of income and losses of equity method investments from this joint venture, which was attributable to the Company's Asia-Pacific region, was not significant for the period from the closing date through December 31, 2020.
The Company committed to make future equity contributions to the Asia-Pacific Joint Venture for funding its future development. As of December 31, 2020, the Company had future equity contribution commitments of ¥6.3 billion, or $60.7 million in total at the exchange rate in effect on December 31, 2020.
In addition to the investment in Asia-Pacific Joint Venture, the company also had ¥1.7 billion or $16.9 million, in total at the exchange rate in effect on December 31, 2020, of receivables from the Asia-Pacific Joint Venture relating to purchase price adjustments on the sale of data center assets as well as amounts due under commercial service agreements, which were presented within accounts receivable, net on the consolidated balance sheet as of December 31, 2020.
Concurrent with the closing of the Asia-Pacific Joint Venture, the Asia-Pacific Joint Venture entered into a credit facility agreement and a bond agreement with a group of lenders for secured debt facilities of ¥21.5 billion and ¥10.0 billion, respectively, or $305.2 million in total at the exchange rate in effect on December 31, 2020. The Asia-Pacific Joint Venture’s debt is secured by net assets of the Asia-Pacific Joint Venture and is without recourse to the partners. Under the Asia-Pacific Joint Venture agreement and pursuant to the credit facility and bond agreements, the Company and its joint venture partner GIC are also required to make additional equity contributions proportionately upon occurrences such as an interest shortfall, cost-overrun or a capital shortfall needed to complete certain construction phases.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's maximum exposure to loss related to this unconsolidated VIE is limited to its equity investments in the VIE, outstanding receivables including any unpaid service and performance fees earned, and future funding commitments including those that may be required pursuant to the credit facility and bond agreements. As of December 31, 2020, the Company's maximum exposure to loss related to the Asia-Pacific Joint Venture was approximately ¥12.4 billion or $121.1 million in total at the exchange rate in effect on December 31, 2020.
7.    Balance Sheet Components
Cash, Cash Equivalents and Short-Term Investments
Cash, cash equivalents and short-term investments consisted of the following as of December 31 (in thousands):

	2020	2019
Cash and cash equivalents:
Cash	$993,798	$983,030
Cash equivalents:
Money market funds	611,071	886,547
Total cash and cash equivalents	1,604,869	1,869,577
Short-term investments:
Certificates of deposit	4,373	7,583
Publicly traded equity securities	159	2,779
Total short-term investments	4,532	10,362
Total cash, cash equivalents and short-term investments	$1,609,401	$1,879,939

As of December 31, 2020 and 2019, cash and cash equivalents included investments which were readily convertible to cash and had original maturity dates of 90 days or less. The maturities of certificates of deposit classified as short-term investments were one year or less as of December 31, 2020 and 2019. The Company does not have any certificates of deposits with maturities greater than one year as of December 31, 2020 and 2019.
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. Accounts receivable, net, consisted of the following as of December 31 (in thousands):

	2020	2019
Accounts receivable	$687,415	$702,160
Allowance for credit losses	(10,677)	(13,026)
Accounts receivable, net	$676,738	$689,134

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the activity of the Company's allowance for credit losses (in thousands):

Balance as of December 31, 2017	$18,228
Provision for doubtful accounts	7,236
Net write-offs	(8,396)
Impact of foreign currency exchange	(1,118)
Balance as of December 31, 2018	15,950
Provision for doubtful accounts	8,459
Net write-offs	(11,341)
Impact of foreign currency exchange	(42)
Balance as of December 31, 2019	13,026
Adjustments due to adoption of ASU 2016-13	900
Provision for credit losses	5,069
Net write-offs	(10,050)
Impact of foreign currency exchange	1,732
Balance as of December 31, 2020	$10,677
Other Current Assets
Other current assets consisted of the following as of December 31 (in thousands):

	2020	2019
Prepaid expenses	$61,424	$55,954
Taxes receivable	125,614	122,823
Restricted cash, current	11,135	7,090
Other receivables	44,333	36,350
Derivative instruments	8,906	25,426
Contract assets, current	13,534	10,033
Other current assets (1)	58,070	45,867
Total other current assets	$323,016	$303,543

(1)Other current assets included $44.2 million and $34.3 million of the current portion of the fair value of the contingent consideration from the sale of xScale™ data center facilities to the EMEA Joint Venture as of December 31, 2020 and 2019, respectively. See Note 5 for further discussion.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following as of December 31 (in thousands):

	2020	2019
Core systems	$9,659,908	$8,131,835
Buildings	6,557,121	5,398,525
Leasehold improvements	1,946,644	1,764,058
Construction in progress	1,363,917	1,002,104
Personal property (1)	1,207,669	1,009,701
Land	944,094	781,024
	21,679,353	18,087,247
Less accumulated depreciation	(7,176,269)	(5,934,650)
Property, plant and equipment, net	$14,503,084	$12,152,597

(1)Personal property included $885.5 million and $687.4 million of capitalized internal-use software as of December 31, 2020 and 2019, respectively.
Goodwill and Other Intangibles
The following table presents goodwill and other intangible assets, net, for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Goodwill:
Americas	$2,212,782	$1,741,689
EMEA	2,611,166	2,426,306
Asia-Pacific	648,605	613,863
	$5,472,553	$4,781,858
Intangible assets, net:
Intangible assets - customer relationships	$2,891,060	$2,712,701
Intangible assets - trade names	11,512	46,601
Intangible assets - in-place leases	33,770	33,295
Intangible assets - licenses	9,697	9,697
Intangible assets - at-the-money lease contracts (1)	64,905	—
Intangible assets - other	12,802	6,402
	3,023,746	2,808,696
Accumulated amortization - customer relationships	(818,370)	(646,632)
Accumulated amortization - trade names	(2,337)	(37,885)
Accumulated amortization - in-place leases	(20,037)	(14,329)
Accumulated amortization - licenses	(6,600)	(4,529)
Accumulated amortization - other	(5,457)	(2,932)
	(852,801)	(706,307)
Total intangible assets, net	$2,170,945	$2,102,389

(1) In December 2020, the Company acquired an at-the-money lease contract intangible asset through an asset acquisition in Amsterdam. This intangible asset represents premiums paid to acquire a land lease at market terms. The lease has a remaining lease term of 12 years with available renewal options in 50-year increments. The intangible asset has an estimated amortization period of 12 years. The total purchase consideration for this asset acquisition was $49.4 million and the

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company recorded $16.1 million of deferred tax liability in connection with this purchase. The transaction was accounted for as an asset acquisition since substantially all of the fair value of the acquired assets is for the identified at-the-money lease intangible asset.
Changes in the carrying amount of goodwill by geographic regions are as follows (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of December 31, 2018	$1,745,804	$2,474,164	$616,420	$4,836,388
Purchase accounting - acquisition	—	25,863	(3,683)	22,180
Sale of xScale data center facilities	—	(59,246)	—	(59,246)
Sale of NY12 data center	(950)	—	—	(950)
Impact of foreign currency exchange	(3,165)	(14,475)	1,126	(16,514)
Balance as of December 31, 2019	1,741,689	2,426,306	613,863	4,781,858
Purchase of Packet	230,620	—	—	230,620
Purchase of Bell	170,548	—	—	170,548
Purchase of Axtel	78,902	—	—	78,902
Sale of xScale data center facilities	—	—	(7,306)	(7,306)
Impact of foreign currency exchange	(8,977)	184,860	42,048	217,931
Balance as of December 31, 2020	$2,212,782	$2,611,166	$648,605	$5,472,553
Changes in the net book value of intangible assets by geographic regions are as follows (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of December 31, 2017	$1,646,373	$631,219	$107,380	$2,384,972
Infomart Dallas acquisition	65,847	—	—	65,847
Metronode acquisition	—	—	128,229	128,229
Other acquisitions	—	8,342	—	8,342
Write-off of intangible asset	(334)	(1,661)	(3)	(1,998)
Amortization of intangibles	(125,683)	(62,283)	(15,450)	(203,416)
Impact of foreign currency exchange	(7,232)	(31,757)	(9,691)	(48,680)
Balance as of December 31, 2018	1,578,971	543,860	210,465	2,333,296
ASC 842 adoption adjustment	(108)	(20,692)	(2,405)	(23,205)
Switch AMS1 data center acquisition	—	4,889	—	4,889
Asset sales - NY12 data center	(8,412)	—	—	(8,412)
Other	—	1,096	472	1,568
Amortization of intangibles	(125,390)	(54,432)	(16,456)	(196,278)
Impact of foreign currency exchange	(1,769)	(8,157)	457	(9,469)
Balance as of December 31, 2019	1,443,292	466,564	192,533	2,102,389
Axtel acquisition	22,750	—	—	22,750
Packet acquisition	58,500	—	—	58,500
Bell acquisition	75,631	—	—	75,631
Other asset acquisition(1)	—	64,905	—	64,905
Amortization of intangibles	(133,608)	(49,417)	(16,022)	(199,047)
Impact of foreign currency exchange	(3,476)	35,975	13,318	45,817
Balance as of December 31, 2020	$1,463,089	$518,027	$189,829	$2,170,945

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1) For further discussion, refer to footnote 1 of the table on the previous page.
The Company's goodwill and intangible assets which are denominated in currencies other than the U.S. Dollar are subject to foreign currency fluctuations. The Company's foreign currency translation gains and losses, including goodwill and intangibles, are a component of other comprehensive income and loss.
Estimated future amortization expense related to these intangibles is as follows (in thousands):

Years ending:
2021	$206,244
2022	201,455
2023	199,698
2024	198,323
2025	195,742
Thereafter	1,169,483
Total	$2,170,945
Other Assets
Other assets consisted of the following as of December 31 (in thousands):

	2020	2019
Deferred tax assets, net	$66,424	$35,806
Prepaid expenses (1)	82,443	61,690
Debt issuance costs, net	4,261	6,395
Deposits	69,043	56,567
Restricted cash	9,691	9,946
Derivative instruments	2,793	32,280
Contract assets, non-current	54,050	31,521
Contract costs	267,978	229,205
Equity method investments	163,071	59,737
Other assets (2)	56,293	57,641
Total other assets	$776,047	$580,788

(1)As of December 31, 2020, the Company had $21.1 million of capitalized CCA implementation costs, net.
(2)In connection with the Metronode Acquisition in 2018, the Company had indemnification assets of $42.8 million and $37.7 million, as of December 31, 2020 and 2019, respectively, which represented the seller's obligation under the purchase agreement to reimburse pre-acquisition tax liabilities settled after the acquisition.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of December 31 (in thousands):

	2020	2019
Accounts payable	$77,705	$52,232
Accrued compensation and benefits	317,117	241,361
Accrued interest	79,437	103,345
Accrued taxes (1)	153,804	135,099
Accrued utilities and security	76,910	107,404
Accrued other	139,889	121,277
Total accounts payable and accrued expenses	$844,862	$760,718

(1)Accrued taxes included income taxes payable of $59.8 million and $57.7 million as of December 31, 2020 and 2019, respectively.
Other Current Liabilities
Other current liabilities consisted of the following as of December 31 (in thousands):

	2020	2019
Deferred revenue, current	$101,258	$76,193
Customer deposits	17,115	16,707
Derivative instruments	188,726	31,596
Dividends payable, current	10,873	9,029
Asset retirement obligations	3,993	2,081
Other current liabilities	32,403	18,332
Total other current liabilities	$354,368	$153,938
Other Liabilities
Other liabilities consisted of the following as of December 31 (in thousands):

	2020	2019
Asset retirement obligations	$109,776	$100,334
Deferred tax liabilities, net	290,366	247,179
Deferred revenue, non-current	71,242	46,555
Accrued taxes	178,371	146,046
Dividends payable, non-current	7,947	7,108
Customer deposits	1,088	9,306
Derivative instruments	211,733	4,017
Other liabilities (1)	78,476	61,180
Total other liabilities	$948,999	$621,725

(1)Other liabilities included $46.0 million and $41.4 million of the Company’s obligation to pay for future construction for certain sites sold as a part of the EMEA Joint Venture transaction as of December 31, 2020 and 2019, respectively. See Note 5 for further discussion.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the activities of the Company's asset retirement obligation ("ARO") (in thousands):

Asset retirement obligations as of December 31, 2017	$98,539
Additions	5,126
Adjustments (1)	(11,288)
Accretion expense	6,285
Impact of foreign currency exchange	(1,999)
Asset retirement obligations as of December 31, 2018	96,663
Additions	6,980
Adjustments (1)	(7,969)
Accretion expense	6,290
Impact of foreign currency exchange	451
Asset retirement obligations as of December 31, 2019	102,415
Additions	5,909
Adjustments (1)	(4,241)
Accretion expense	6,331
Impact of foreign currency exchange	3,355
Asset retirement obligations as of December 31, 2020	$113,769

(1)The ARO adjustments are primarily due to lease amendments and acquisition of real estate assets, as well as other adjustments.
8.    Derivatives and Hedging Instruments
Derivatives Designated as Hedging Instruments
Net Investment Hedges. The Company is exposed to the impact of foreign exchange rate fluctuations on the value of investments in its foreign subsidiaries whose functional currencies are other than the U.S. Dollar. In order to mitigate the impact of foreign currency exchange rates, the Company has entered into various foreign currency debt obligations, which are designated as hedges against the Company's net investments in foreign subsidiaries. As of December 31, 2020 and 2019, the total principal amounts of foreign currency debt obligations designated as net investment hedges were $1.9 billion and $4.1 billion, respectively.
The Company also uses cross-currency interest rate swaps to hedge a portion of its net investment in its European operations. As of December 31, 2020, U.S. Dollar to Euro cross-currency interest rate swap contracts with a total notional amount of $3.3 billion were outstanding, with maturity dates from April 2022 to November 2026. As of December 31, 2019, U.S. Dollar to Euro cross-currency interest rate swap contracts with a total notional amount of $750.0 million were outstanding, with maturity dates from April 2022 to January 2025. At maturity of each outstanding contract, the Company will receive U.S. Dollars from and pay Euros to the contract counterparty. During the term of each contract, the Company receives interest payments in U.S. Dollars and makes interest payments in Euros based on a notional amount and fixed interest rates determined at contract inception.
From time to time, the Company uses foreign currency forward contracts to hedge against the effect of foreign exchange rate fluctuations on a portion of its net investment in its foreign subsidiaries. As of December 31, 2020, the total notional amount of foreign currency forward contracts designated as net investment hedges was $355.6 million. The Company had no foreign currency forward contracts designated as net investment hedges outstanding as of December 31, 2019.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The effect of net investment hedges on accumulated other comprehensive income and the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Years Ended December 31,
		2020	2019	2018
Foreign currency debt		$(208,281)	$47,033	$218,269
Cross-currency interest rate swaps (included component) (1)		(218,843)	15,514	—
Cross-currency interest rate swaps (excluded component) (2)		(347)	10,737	—
Foreign currency forward contracts (included component) (1)		(17,115)	—	—
Foreign currency forward contracts (excluded component) (3)		32	—	—
Total		$(444,554)	$73,284	$218,269

Amount of gain or (loss) recognized in earnings:
	Location of gain or (loss)	Years Ended December 31,
		2020	2019	2018
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$27,196	$19,261	$—
Foreign currency forward contracts (excluded component) (3)	Interest expense	42	—	—
Total		$27,238	$19,261	$—

(1)Included component represents foreign exchange spot rates.
(2)Excluded component represents cross-currency basis spread and interest rates.
(3)Excluded component represents foreign currency forward points.
Cash Flow Hedges. The Company hedges its foreign currency translation exposure for forecasted revenues and expenses in its EMEA region between the U.S. Dollar and the British Pound, Euro, Swedish Krona and Swiss Franc. The foreign currency forward and option contracts that the Company uses to hedge this exposure are designated as cash flow hedges. As of December 31, 2020 and 2019, the total notional amounts of these foreign exchange contracts were $912.9 million and $824.8 million, respectively.
As of December 31, 2020, the Company's foreign currency cash flow hedge instruments had maturity dates ranging from January 2021 to December 2022 and the Company recorded a net loss of $35.4 million within accumulated other comprehensive income (loss) relating to cash flow hedges that will be reclassified to revenues and expenses as they mature in the next 12 months. As of December 31, 2019, the Company's foreign currency cash flow hedge instruments had maturity dates ranging from January 2020 to December 2021 and the Company recorded a net gain of $16.3 million within accumulated other comprehensive income (loss) relating to cash flow hedges that will be reclassified to revenues and expenses as they mature in the next 12 months.
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
The Company hedges the interest rate exposure created by anticipated fixed rate debt issuances through the use of treasury locks and swap locks (collectively, interest rate locks), which are designated as cash flow hedges. As of December 31, 2020 and 2019, the Company had no interest rate locks outstanding. During the year ended December 31, 2020, interest rate locks with a combined aggregate notional amount of $1.9 billion were settled related to the issuance of Senior Notes in 2020 and anticipated issuance of Senior Notes in 2021. The settlement of these contracts during 2020, resulted in a loss of $31.6 million, which was deferred and included as a component of other comprehensive income (loss), and is being amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term of the interest rate locks. As of December 31, 2020, the Company recorded a net loss of $4.1 million within accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months for interest rate locks.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the fourth quarter of 2019, interest rate locks with a combined aggregate notional amount of $1.5 billion were entered into and settled. The settlement of these contracts during the fourth quarter of 2019, resulted in a gain of $5.1 million, which was deferred and included as a component of other comprehensive income (loss), and is being amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term of the interest rate locks. As of December 31, 2019, the net gain in accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months for interest rate locks was not significant.
The effect of cash flow hedges on accumulated other comprehensive income and the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Years Ended December 31,
		2020	2019	2018
Foreign currency forward and option contracts (included component) (1)		$(68,573)	$(9,945)	$58,227
Foreign currency option contracts (excluded component) (2)		1,655	(1,807)	—
Interest rate locks		(30,393)	4,972	—
Total		$(97,311)	$(6,780)	$58,227

Amount of gain or (loss) reclassified from accumulated other comprehensive income to income:
		Years Ended December 31,
	Location of gain or (loss)	2020	2019	2018
Foreign currency forward contracts	Revenues	$37,198	$80,046	$(30,603)
Foreign currency forward contracts	Costs and operating expenses	(19,890)	(41,262)	15,341
Interest rate locks	Interest Expense	(1,204)	79	—
Total		$16,104	$38,863	$(15,262)

Amount of gain or (loss) excluded from effectiveness testing and included in income:
		Years Ended December 31,
	Location of gain or (loss)	2020	2019	2018
Foreign currency forward contracts	Other income (expense)	$—	$88	$16,470
Foreign currency option contracts (excluded component) (2)	Revenues	(1,761)	(1,082)	—
Total		$(1,761)	$(994)	$16,470

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
Foreign Currency Forward Contracts. The Company also uses foreign currency forward contracts to manage the foreign exchange risk associated with certain foreign currency-denominated monetary assets and liabilities. As a

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

result of foreign currency fluctuations, the U.S. Dollar equivalent values of its foreign currency-denominated monetary assets and liabilities change. Gains and losses on these contracts are included in other income (expense), on a net basis, along with the foreign currency gains and losses of the related foreign currency-denominated monetary assets and liabilities associated with these foreign currency forward contracts. As of December 31, 2020 and 2019, the total notional amounts of these foreign currency contracts were $3.4 billion and $2.5 billion, respectively.
The following table presents the effect of derivatives not designated as hedging instruments in the Company's consolidated statements of operations (in thousands):

Amount of gain or (loss) recognized in earnings:
		Years Ended December 31,
	Location of gain or (loss)	2020	2019	2018
Embedded derivatives	Revenues	$(3,043)	$63	$618
Economic hedge of embedded derivatives	Revenues	2,142	550	(877)
Foreign currency forward contracts	Other income (expense)	(127,648)	36,846	91,233
Total		$(128,549)	$37,459	$90,974
Fair Value of Derivative Instruments
The following table presents the fair value of derivative instruments recognized in the Company's consolidated balance sheets as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020		December 31, 2019
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Designated as hedging instruments:
Cash flow hedges
Foreign currency forward and option contracts	$351	$52,804	$24,853	$5,898
Net investment hedges
Cross-currency interest rate swaps	—	192,939	26,251	—
Foreign currency forward contracts	—	17,041	—	—
Total designated as hedging	351	262,784	51,104	5,898

Not designated as hedging instruments:
Embedded derivatives	3,255	3,858	4,595	2,268
Economic hedges of embedded derivatives	4,372	12	1,367	—
Foreign currency forward contracts	3,721	133,805	641	27,446
Total not designated as hedging	11,348	137,675	6,603	29,714
Total Derivatives	$11,699	$400,459	$57,707	$35,612

(1)As presented in the Company's consolidated balance sheets within other current assets and other assets.
(2)As presented in the Company's consolidated balance sheets within other current liabilities and other liabilities.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Offsetting Derivative Assets and Liabilities
The Company presents its derivative instruments and the accrued interest related to cross-currency interest rate swaps at gross fair values in the consolidated balance sheets. The Company enters into master netting agreements with its counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default. For presentation on the consolidated balance sheets, the Company does not offset fair value amounts recognized for derivative instruments or the accrued interest related to cross-currency interest rate swaps under master netting arrangements. The following table presents information related to these offsetting arrangements as of December 31, 2020 and 2019 (in thousands):

	Gross Amounts Offset in Consolidated Balance Sheet
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Net Amounts	Gross Amounts not Offset in the Balance Sheet	Net
December 31, 2020
Derivative assets	$38,447	$—	$38,447	$(35,100)	$3,347
Derivative liabilities	415,628	—	415,628	(35,100)	380,528

December 31, 2019
Derivative assets	$76,640	$—	$76,640	$(37,820)	$38,820
Derivative liabilities	45,832	—	45,832	(37,820)	8,012
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
Other than the assets and liabilities that were classified as held for sale as described in Note 5 above, the Company did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis during the years ended December 31, 2020 and 2019.
The Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 were as follows (in thousands):

	Fair Value at December 31, 2020	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Money market and deposit accounts	$611,071	$611,071	$—
Publicly traded equity securities	159	159	—
Certificates of deposit	4,373	—	4,373
Derivative instruments (1)	11,699	—	11,699
	$627,302	$611,230	$16,072
Liabilities:
Derivative instruments (1)	$400,459	$—	$400,459

(1)Amounts are included within other current assets, other assets, others current liabilities and other liabilities in the Company's accompanying consolidated balance sheet.
The Company's financial assets and liabilities measured at fair value on a recurring basis at December 31, 2019 were as follows (in thousands):

	Fair Value at December 31,	Fair Value Measurement Using
	2019	Level 1	Level 2
Assets:
Money market and deposit accounts	$886,547	$886,547	$—
Publicly traded equity securities	2,779	2,779	—
Certificates of deposit	7,583	—	7,583
Derivative instruments (1)	57,707	—	57,707
	$954,616	$889,326	$65,290
Liabilities:
Derivative instruments (1)	$35,612	$—	$35,612

(1)Amounts are included within other current assets, other assets, others current liabilities and other liabilities in the Company's accompanying consolidated balance sheet.
Other than the contingent consideration related to the EMEA Joint Venture as described in Note 6 above, the Company did not have any Level 3 financial assets or financial liabilities during the years ended December 31, 2020 and 2019.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.    Leases
Significant Lease Transactions
Silicon Valley 4 ("SV4") Data Center
In February 2020, the Company exercised its first renewal option available to extend the lease term for the SV4 Data Center for five years. The Company determined that the two remaining renewal options of five-years each are also reasonably certain to be exercised and; therefore concluded the lease term is 15 years and 7 months. The lease was previously accounted for as an operating lease. The Company reassessed the lease classification of the SV4 lease and determined the lease should be accounted for as a finance lease. During the three months ended March 31, 2020, the Company recorded finance lease ROU asset and liability of $62.8 million and $63.3 million, respectively.
Hong Kong 1 ("HK1") Data Center
In March 2020, the Company entered into four lease agreements with the landlord to lease multiple premises in the HK1 Data Center. The first lease commenced in March 2020 with an initial term of 18 years with no renewal option available. The Company assessed the lease classification of that space at the commencement date and determined the lease should be accounted for as a finance lease. The Company will assess the remaining space when the leases commence. During the three months ended March 31, 2020, the Company recorded finance lease ROU asset and liability of $163.0 million Hong Kong dollars or $21.0 million at the exchange rate in effect on March 31, 2020.
In November 2020, the Company took possession and commence the lease of the second space in the HK1 Data Center with an initial lease term of approximately 17 years with no renewal option available. The Company assessed the lease classification of the second space at the commencement date and determined the lease should be accounted for as a finance lease. During the three months ended December 31, 2020, the Company recorded finance lease ROU asset and liability of $65.9 million Hong Kong dollars or $8.5 million at the exchange rate in effect on December 31, 2020.
Headquarters Office in Redwood City, California ("HQ Office")
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
Singapore 1 ("SG1") Data Center
In May 2020, the Company exercised a three-year renewal option on the lease of the existing space and entered into a lease agreement to lease additional space in the SG1 Data Center. The building and land were originally accounted for as a finance lease and operating lease, respectively. The Company determined the remaining five three-year renewal options were reasonably certain to be exercised and therefore, the concluded lease term was 18 years. The Company reassessed the lease classification and determined that the lease should be accounted for as finance lease. Land was determined to not be a component of the lease as the Company no longer controlled substantially all of the economic benefits from its use. The Company recorded incremental finance lease ROU asset and liability of $99.5 million Singapore dollars, or approximately $71.4 million, and de-recognized operating lease ROU asset and liability of $11.4 million Singapore dollars, or approximately $8.1 million, at the exchange rate in effect on June 30, 2020, during the three months ended June 30, 2020.
Abu Dhabi 1 ("AD1") Data Center
In June 2020, the Company entered into two lease agreements to lease additional space in the AD1 Data Center. The Company concluded lease terms of both leases are 10 years, inclusive of a three-year renewal option

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

for one of the leases determined to be reasonably assured of exercise. The Company assessed the lease classifications and determined that the leases should be accounted for as finance leases. During the three months ended June 30, 2020, the Company recorded finance lease ROU assets and liabilities of 261.9 million United Arab Emirates Dirham in aggregate, or approximately $71.3 million at the exchange rate in effect on June 30, 2020.
Singapore Office ("SGO")
In April 2020, the Company entered into an office lease agreement, which commenced on August 1, 2020 with an initial term of seven years, two three-year renewal options and a one-time early termination option for a certain floor after the third year of the lease. The Company determined that the renewal options and the early termination option were not reasonably certain to be exercised and therefore, concluded the lease term was seven years. The Company assessed the lease classification at the commencement date and concluded that the lease should be accounted for as an operating lease. During the three months ended September 30, 2020, the Company recorded operating lease ROU asset and liability of $64.2 million Singapore dollars, or approximately $47.1 million, at the exchange rate in effect on September 30, 2020.
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
Lease Expenses
The components of lease expenses are as follows (in thousands):

	Years Ended December 31,
	2020	2019
Finance lease cost
Amortization of right-of-use assets (1)	$120,169	$82,893
Interest on lease liabilities	113,699	110,688
Total finance lease cost	233,868	193,581

Operating lease cost	217,299	219,021
Variable lease cost	13,588	1,763
Total lease cost	$464,755	$414,365

(1) Amortization of right-of-use assets is included within depreciation expense, and is recorded within cost of revenues, sales and marketing and general and administrative expenses in the consolidated statements of operations.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Information
Other information related to leases is as follows (in thousands, except years and percent):

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$109,558	$107,000
Operating cash flows from operating leases	206,512	210,848
Financing cash flows from finance leases	115,288	126,486

Right-of-use assets obtained in exchange for lease obligations: (1)
Finance leases	$487,592	$387,808
Operating leases	108,797	145,025

	As of December 31,
	2020	2019
Weighted-average remaining lease term - finance leases (2)	14 years	15 years
Weighted-average remaining lease term - operating leases (2)	12 years	13 years
Weighted-average discount rate - finance leases	7%	9%
Weighted-average discount rate - operating leases	4%	4%
Finance lease ROU assets (3)	$1,688,032	$1,277,614

(1) Represents all non-cash changes in ROU assets.
(2) Includes lease renewal options that are reasonably certain to be exercised.
(3) Finance lease ROU assets are recorded within property, plant and equipment, net on the consolidated balance sheets. As of December 31, 2020 and December 31, 2019, the Company recorded $604.1 million and $474.8 million of accumulated amortization of finance lease ROU assets, respectively.
Maturities of Lease Liabilities
Maturities of lease liabilities as of December 31, 2020 are as follows (in thousands):

Year ended December 31,	Operating Leases	Finance Leases	Total
2021	$199,291	$232,415	$431,706
2022	205,411	221,058	426,469
2023	188,724	215,909	404,633
2024	176,626	213,186	389,812
2025	165,437	209,424	374,861
Thereafter	1,032,186	1,928,094	2,960,280
Total lease payments	1,967,675	3,020,086	4,987,761
Plus amount representing residual property value	—	17,331	17,331
Less imputed interest	(504,841)	(1,114,918)	(1,619,759)
Total	$1,462,834	$1,922,499	$3,385,333
The Company entered into lease agreements in various locations that have not yet commenced as of December 31, 2020. These leases will commence between 2021 and 2022, with lease terms of 10 to 49 years and a total lease commitment of approximately $684.1 million.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.    Debt Facilities
Mortgage and Loans Payable
The Company's mortgage and loans payable consisted of the following as of December 31 (in thousands):

	2020	2019
Term loans	$1,292,067	$1,287,151
Mortgage payable and loans payable	78,903	82,967
	1,370,970	1,370,118
Less amount representing unamortized debt discount and debt issuance cost	(3,288)	(4,849)
Add amount representing unamortized mortgage premium	1,861	1,768
	1,369,543	1,367,037
Less current portion	(82,289)	(77,603)
	$1,287,254	$1,289,434
Senior Credit Facility
On December 12, 2017, the Company entered into a credit agreement with a group of lenders for a $3.0 billion credit facility ("Senior Credit Facility"), comprised of a $2.0 billion senior unsecured multicurrency revolving credit facility ("Revolving Facility") and an approximately $1.0 billion senior unsecured multicurrency term loan facility ("Term Loan Facility"). The Senior Credit Facility contains customary covenants, including financial covenants which require the Company to maintain certain financial coverage and leverage ratios, as well as customary events of default. The Senior Credit Facility has a five year term, maturing on December 12, 2022.
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
In March 2020, the Company borrowed a total of $250.0 million under the Revolving Facility, which was fully repaid in May 2020. As of December 31, 2020, there was no outstanding balance under the Revolving Facility. As of December 31, 2020, the Company had 37 irrevocable letters of credit totaling $74.6 million issued and outstanding under the Revolving Facility and the amount available to the Company to borrow under the Revolving Facility was approximately $1.9 billion as of December 31, 2020.
Term Loan Facility
On December 12, 2017, the Company borrowed £500.0 million and SEK 2.8 billion under the Term Loan Facility, or approximately $997.1 million at the exchange rates in effect on that date. The Company is required to repay the Term Loan Facility at the rate of 5% of the original principal amount per annum with the remaining balance to be repaid in full at the maturity of the Senior Credit Facility. The Term Loan Facility bears interest at a rate based on LIBOR plus a margin that can vary from 1.00% to 1.70%. As of December 31, 2020, the Company had £431.3 million and SEK2,415.0 million, or approximately $883.6 million in U.S. dollars at the exchange rates in effect as of December 31, 2020, outstanding under the Term Loan Facility with a weighted average effective interest rate of 1.85% per annum. Debt issuance costs related to the Term Loan Facility, net of amortization, were $1.2 million as of December 31, 2020.
On July 26, 2018, the Company entered into an amendment to its Senior Credit Facility. The amendment provided for a senior unsecured term loan in an aggregate principal amount of ¥47.5 billion (the "JPY Term Loan").

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On July 31, 2018, the Company drew down the full ¥47.5 billion of the JPY Term Loan, or approximately $424.7 million at the exchange rate effective on July 31, 2018, and prepaid the remaining principal of its existing Japanese Yen Term Loan of ¥43.8 billion or approximately $391.3 million. The Company is required to repay the JPY Term Loan at the rate of 5% of the original principal amount per annum with the remaining balance to be repaid in full at the maturity of the Senior Credit Facility. The JPY Term Loan bears interest at a rate based on LIBOR plus a margin that can vary from 1.00% to 1.70% and contains customary covenants consistent with the Senior Credit Facility. As of December 31, 2020, total outstanding borrowings under the JPY Term Loan were ¥42.2 billion, or approximately $408.5 million at the exchange rate effective on that date, with an effective interest rate of 1.74%. Debt issuance costs, net of amortization, related to the JPY Term Loan were $2.1 million as of December 31, 2020.
364-Day Facilities
On April 15, 2020, the Company entered into a credit agreement which provided for senior unsecured 364-day term loan facilities in an aggregate principal amount of $750.0 million, comprised of $500.0 million available to be borrowed on the closing date (the "Closing Date Facility") and $250.0 million available to be borrowed on or prior to July 14, 2020 (the "Delayed Draw Facility" and together with the Closing Date Facility, the "364-Day Facilities"). On April 15, 2020, the Company borrowed $391.0 million, as well as €100.0 million or $109.8 million at the exchange rate in effect on that date, under the Closing Date Facility. During the quarter ended June 30, 2020, the Company repaid all amounts outstanding under the Closing Date Facility and terminated the 364-Day Facilities. The loss on debt extinguishment incurred in connection with the redemption and termination was not significant.
Mortgage Payable
In October 2013, as a result of the Frankfurt Kleyer 90 Carrier Hotel Acquisition, the Company assumed a mortgage payable of $42.9 million with an effective interest rate of 4.25%. The mortgage payable has monthly principal and interest payments and has an expiration date of August 2022.
In December 2019, as a result of the TR2 Data Center purchase, the Company assumed a mortgage payable of $43.8 million with an effective interest rate of 3.63%. The mortgage payable has monthly principal and interest payments and has an expiration date of November 2029.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Senior Notes
The Company's senior notes consisted of the following as of December 31 (in thousands):

			2020		2019
Senior Notes	Issuance Date	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
5.000% Infomart Senior Notes	April 2018	April 2021	$150,000	4.51%	$450,000	4.46%
5.375% Senior Notes due 2022	November 2014	January 2022	—	—%	343,711	5.56%
2.625% Senior Notes due 2024	November 2019	November 2024	1,000,000	2.79%	1,000,000	2.79%
2.875% Euro Senior Notes due 2024	March 2018	March 2024	—	—%	841,500	3.08%
1.250% Senior Notes due 2025	June 2020	July 2025	500,000	1.46%	—	—%
1.000% Senior Notes due 2025	October 2020	September 2025	700,000	1.18%	—	—%
2.875% Euro Senior Notes due 2025	September 2017	October 2025	—	—%	1,122,000	3.04%
2.900% Senior Notes due 2026	November 2019	November 2026	600,000	3.04%	600,000	3.04%
5.875% Senior Notes due 2026	December 2015	January 2026	—	—%	1,100,000	6.03%
2.875% Euro Senior Notes due 2026	December 2017	February 2026	611,050	3.04%	1,122,000	3.04%
1.800% Senior Notes due 2027	June 2020	July 2027	500,000	1.96%	—	—%
5.375% Senior Notes due 2027	March 2017	May 2027	1,250,000	5.51%	1,250,000	5.51%
1.550% Senior Notes due 2028	October 2020	March 2028	650,000	1.67%	—	—%
3.200% Senior Notes due 2029	November 2019	November 2029	1,200,000	3.30%	1,200,000	3.30%
2.150% Senior Notes due 2030	June 2020	July 2030	1,100,000	2.27%	—	—%
3.000% Senior Notes due 2050	June 2020	July 2050	500,000	3.09%	—	—%
2.950% Senior Notes due 2051	October 2020	September 2051	500,000	3.00%	—	—%
			9,261,050		9,029,211
Less amount representing unamortized debt discount and debt issuance cost			(92,773)		(78,030)
Add amount representing unamortized debt premium			186		1,716
			9,168,463		8,952,897
Less current portion			(150,186)		(643,224)
			$9,018,277		$8,309,673
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

extinguishment, including $77.8 million in redemption premium that was paid in cash and $15.7 million related to the write-off of unamortized debt issuance costs.
1.000% Senior Notes due 2025, 1.550% Senior Notes due 2028, and 2.950% Senior Notes due 2051
On October 7, 2020, the Company issued $700.0 million aggregate principal amount of 1.000% Senior Notes due 2025 (the “2025 Notes”), $650.0 million aggregate principal amount of 1.550% Senior Notes due 2028 (the “2028 Notes"), and $500.0 million aggregate principal amount of 2.950% Senior Notes due 2051 (the “2051 Notes”). Interest on these notes is payable semi-annually on March 15 and September 15 of each year, commencing March 15, 2021. Debt issuance costs and debt discounts related to the 2025 Notes, 2028 Notes, and 2051 Notes were $6.2 million, $5.8 million, and $8.1 million, respectively.
Redemption of 2.875% Senior Notes due 2025 and 2.875% Senior Notes due 2026
On October 23, 2020, the Company used a portion of the net cash proceeds from the issuance of the 2025, 2028, and 2051 Notes, as described above, to fund the redemption of all of the outstanding €1.0 billion 2.875% Senior Notes due 2025 and €0.5 billion aggregate principal amount of its outstanding €1.0 billion aggregate principal amount 2.875% Senior Notes due 2026. In connection with the redemption, the Company incurred $44.2 million of loss on debt extinguishment, including $29.3 million in redemption premium that was paid in cash and $14.9 million related to the write-off of unamortized debt issuance costs.
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
Each series of senior notes is governed by an indenture and a supplemental indenture between the Company and U.S. Bank National Association, as trustee. These supplemental indentures contain covenants that limit the Company's ability and the ability of its subsidiaries to, among other things:
•purchase, redeem or retire capital stock or subordinated debt(1);
•incur liens;
•enter into sale-leaseback transactions (1);
•make investments(1); and
•merge or consolidate with any other person.

(1)    The supplemental indentures for the 2.875% Euro Senior Notes due 2026 and the 5.375% due 2027 contain these covenants.

As of December 31, 2020, the Company was in compliance with all covenants. Subject to compliance with the limitations described above, the Company may issue an unlimited principal amount of additional notes at later dates under the same indenture as the senior notes.
The Company is not required to make any mandatory redemption with respect to the senior notes; however, upon the event of a change in control, the Company may be required to offer to purchase the senior notes.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Optional Redemption Schedule
Each series of the Company's senior notes, with the exception of 5.000% Infomart Senior Notes, provide for optional redemption. Two series of the Company’s senior notes provide for optional redemption as summarized below:

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

(1)Within 90 days of the closing of one or more equity offerings and at any time prior to the first scheduled redemption date, the Company may redeem up to 35% of the aggregate principal amount of any series of senior notes outstanding, at the respective early equity redemption price, plus accrued and unpaid interest to the redemption date, provided that at least 65% of the aggregate principal amount of the senior notes issued in such series remains outstanding immediately after such redemption(s).
(2)On or after the first scheduled redemption date, the Company may redeem all or a part of a series of senior notes at the first scheduled redemption price plus accrued and unpaid interest thereon, if redeemed during the 12 month period beginning on the first scheduled redemption date and at reduced scheduled redemption prices during the 12 or 18 month periods beginning on the anniversaries of the first scheduled redemption date.
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
With respect to the rest of the Notes listed below, the Company may redeem at its election, at any time or from time to time, some or all of the notes of any series before they mature. The redemption price will equal the sum of (1) an amount equal to one hundred percent (100%) of the principal amount of the notes being redeemed plus accrued and unpaid interest up to, but not including, the redemption date and (2) a make-whole premium. If the Notes are redeemed on or after the First Par Call Date listed in the table below, the redemption price will not include a make-whole premium for the applicable notes.

Senior Notes Description	First Par Call Date
2.625% Senior Notes due 2024	October 18, 2024
1.000% Senior Notes due 2025	August 15, 2025
1.250% Senior Notes due 2025	June 15, 2025
2.900% Senior Notes due 2026	September 18, 2026
1.800% Senior Notes due 2027	May 15, 2027
1.550% Senior Notes due 2028	January 15, 2028
3.200% Senior Notes due 2029	August 18, 2029
2.150% Senior Notes due 2030	April 15, 2030
3.000% Senior Notes due 2050	January 15, 2050
2.950% Senior Notes due 2051	March 15, 2051
Loss on Debt Extinguishment
During the year ended December 31, 2020, the Company recorded $145.8 million of loss on debt extinguishment primarily comprised of:
•$5.9 million of loss on debt extinguishment from the redemption of the 2022 Notes, which included $4.6 million redemption premium that was paid in cash and $1.3 million related to the write-off of unamortized debt issuance costs.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•$93.5 million of loss on debt extinguishment from the redemption of the 2024 and 2026 Notes, which included $77.8 million redemption premium that was paid in cash and $15.7 million related to the write-off of unamortized debt issuance costs.
•$44.2 million of loss on debt extinguishment from the redemption of the 2025 and 2026 Notes, which included $29.3 million redemption premium that was paid in cash and $14.9 million related to the write-off of unamortized debt issuance costs.
During the year ended December 31, 2019, the Company recorded $52.8 million of loss on debt extinguishment primarily comprised of:
•$52.9 million of loss on debt extinguishment from the tender and subsequent redemption of the 2022, 2023 and 2025 Notes, which included $43.3 million tender and redemption premium that was paid in cash and $9.6 million related to the write-off of unamortized debt issuance costs.
During the year ended December 31, 2018, the Company recorded $51.4 million of loss on debt extinguishment comprised of:
•$17.1 million of loss on debt extinguishment as a result of amendments to leases impacting the related financing obligations;
•$19.5 million of loss on debt extinguishment from the settlement of financing obligations as a result of the Infomart Dallas Acquisition;
•$12.6 million of loss on debt extinguishment as a result of the settlement of financing obligations for properties purchased; and
•$2.2 million of loss on debt extinguishment as a result of the redemption of the Japanese Yen Term Loan.

Maturities of Debt Instruments
The following table sets forth maturities of the Company's debt, including mortgage and loans payable, and senior notes, gross of debt issuance costs, debt discounts and debt premiums, as of December 31, 2020 (in thousands):

Years ending:
2021	$232,289
2022	1,253,106
2023	6,896
2024	1,006,395
2025	1,204,605
Thereafter	6,930,590
$10,633,881
Fair Value of Debt Instruments
The following table sets forth the estimated fair values of the Company's mortgage and loans payable and senior notes, including current maturities, as of December 31 (in thousands):

	2020	2019
Mortgage and loans payable	$1,379,129	$1,378,429
Senior notes	9,705,486	9,339,497
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interest Charges
The following table sets forth total interest costs incurred and total interest costs capitalized for the years ended December 31 (in thousands):

	2020	2019	2018
Interest expense	$406,466	$479,684	$521,494
Interest capitalized	26,750	32,173	19,880
Interest charges incurred	$433,216	$511,857	$541,374
Total interest paid in cash, net of capitalized interest, during the years ended December 31, 2020, 2019 and 2018 was $471.7 million, $521.6 million and $476.9 million, respectively.
12.    Stockholders' Equity
The Company's authorized share capital is 300,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 25,000,000 is designated Series A, 25,000,000 is designated as Series A-1 and 50,000,000 is undesignated. As of December 31, 2020 and 2019, the Company had no preferred stock issued and outstanding.
Common Stock
In March 2019, the Company issued and sold 2,985,575 shares of common stock in a public offering pursuant to a registration statement and a related prospectus and prospectus supplement. The Company received net proceeds of approximately $1.2 billion, net of underwriting discounts, commissions and offering expenses. In May 2020, the Company issued and sold 2,587,500 shares of common stock in a public offering pursuant to a registration statement and a related prospectus and prospectus supplement. The Company received net proceeds of approximately $1.7 billion, net of underwriting discounts, commissions and offering expenses.
In August 2017, the Company established an "at the market" equity offering program (the "2017 ATM Program"), under which the Company may, from time to time, offer and sell shares of its common stock to or through sales agents up to an aggregate of $750.0 million. For the year ended December 31, 2018, the Company sold 930,934 shares for approximately $388.2 million, net of payment of commissions to the sales agents and estimated equity offering costs under the 2017 ATM Program. As of December 31, 2018, no shares remained available for sale under the 2017 ATM Program. In December 2018, the Company established another ATM program to offer and sell up to an aggregate of $750.0 million of its common stock to or through sales agents in "at the market" transactions (the "2018 ATM Program"). For the year ended December 31, 2020 and 2019, the Company sold 415,512 shares and 903,555 shares, respectively, for approximately $298.3 million and $447.5 million, respectively, net of payment of commissions to sales agents and other offering expenses, under the 2018 ATM Program. As of December 31, 2020, no shares remained available for sale under the 2018 ATM Program. In October 2020, the Company established another ATM program, under which it may, from time to time, offer and sell up to an aggregate of $1.5 billion of its common stock to or through sales agents in "at the market" transactions (the "2020 ATM Program"). For the year ended December 31, 2020, the Company did not sell any shares under the 2020 ATM Program.
As of December 31, 2020, the Company had reserved the following authorized but unissued shares of common stock for future issuances:

Common stock options and restricted stock units	5,960,946
Common stock employee purchase plans	2,806,672
Total	8,767,618

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by components are as follows (in thousands):

	December 31, 2017	Net Change	Cumulative Effect Adjustment	December 31, 2018	Net Change	December 31, 2019	Net Change	December 31, 2020
Foreign currency translation adjustment ("CTA") gain (loss)	$(576,860)	$(421,743)	$—	$(998,603)	$(58,315)	$(1,056,918)	$548,503	$(508,415)
Unrealized gain (loss) on cash flow hedges (1)	(24,191)	43,671	—	19,480	(3,842)	15,638	(82,790)	(67,152)
Net investment hedge CTA gain (loss) (1)	(185,303)	219,628	—	34,325	73,294	107,619	(444,553)	(336,934)
Unrealized gain (loss) on available for sale securities (2)	2,124	—	(2,124)	—	—	—	—	—
Net actuarial gain (loss) on defined benefit plans (3)	(959)	55	—	(904)	(48)	(952)	85	(867)
	$(785,189)	$(158,389)	$(2,124)	$(945,702)	$11,089	$(934,613)	$21,245	$(913,368)

(1)Refer to Note 8 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income.
(2)Upon adoption of ASU 2016-01 during the three months ended March 31, 2018, the Company recorded a net cumulative effect adjustment of $2.1 million from accumulated other comprehensive loss to retained earnings.
(3)The Company has a defined benefit pension plan covering all employees in two countries where such plans are mandated by law. The Company does not have any defined benefit plans in any other countries. The unamortized gain (loss) on defined benefit plans includes gains or losses resulting from a change in the value of either the projected benefit obligation or the plan assets resulting from a change in an actuarial assumption, net of amortization.
Changes in foreign currencies can have a significant impact to the Company's consolidated balance sheets (as evidenced above in the Company's foreign currency translation loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translated into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. As of December 31, 2020, the U.S. dollar was generally weaker relative to certain of the currencies of the foreign countries in which the Company operates as compared to December 31, 2019. Because of this, the U.S. dollar had an overall favorable impact on the Company's consolidated financial position because the foreign denominations translated into more U.S. dollars as evidenced by a decrease in foreign currency translation loss for the year ended December 31, 2020 as reflected in the above table. The volatility of the U.S. dollar as compared to the other currencies in which the Company operates could have a significant impact on its consolidated financial position and results of operations including the amount of revenue that the Company reports in future periods.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Dividends
During the years ended December 31, 2020, 2019 and 2018, the Company's Board of Directors declared quarterly dividends whose treatment for federal income tax purposes were as follows:

Declaration Date	Record Date	Payment Date	Total Distribution (1)	Nonqualified Ordinary Dividend (2)	Total Distribution Amount
			(per share)		(in thousands)
Fiscal 2020
2/12/2020	2/26/2020	3/18/2020	$2.660000	$2.660000	$227,386
5/6/2020	5/20/2020	6/17/2020	2.660000	2.660000	235,449
7/29/2020	8/19/2020	9/23/2020	2.660000	2.660000	236,424
10/28/2020	11/18/2020	12/9/2020	2.660000	2.660000	237,010
Total			$10.640000	$10.640000	$936,269

Fiscal 2019
2/13/2019	2/27/2019	3/20/2019	$2.460000	$2.460000	$198,933
5/1/2019	5/22/2019	6/19/2019	2.460000	2.460000	207,949
7/31/2019	8/21/2019	9/18/2019	2.460000	2.460000	209,226
10/30/2019	11/20/2019	12/11/2019	2.460000	2.460000	209,785
Total			$9.840000	$9.840000	$825,893

Fiscal 2018
2/14/2018	2/26/2018	3/21/2018	$2.280000	$2.280000	$180,640
5/2/2018	5/23/2018	6/20/2018	2.280000	2.280000	181,207
8/8/2018	8/22/2018	9/19/2018	2.280000	2.280000	182,304
11/1/2018	11/14/2018	12/12/2018	2.280000	2.280000	183,297
Total			$9.120000	$9.120000	$727,448

(1)Common stock dividends are characterized for federal income tax purposes as nonqualified ordinary dividend, qualified ordinary dividend, capital gains or return of capital. During the years ended December 31, 2020, 2019 and 2018, the Company did not classify any portion of the distributions as qualified ordinary dividend, capital gains or return of capital.
(2)All nonqualified ordinary dividends are eligible for the 20% deduction generally allowable to non-corporate shareholders under Internal Revenue Code Section 199A.
In addition, as of December 31, 2020, for dividends and special distributions attributed to the RSUs, the Company recorded a short term dividend payable of $10.9 million and a long term dividend payable of $7.9 million for the RSUs that have not yet vested. As of December 31, 2019, for dividends and special distributions attributed to the RSUs, the Company recorded a short term dividend payable of $9.0 million and a long term dividend payable of $7.1 million for the RSUs that have not yet vested.
13.    Stock-Based Compensation
Equity Compensation Plans
As of December 31, 2020, The Company’s equity compensation plans include:
•2000 Equity Incentive Plan: Under the 2000 Equity Incentive Plan, nonstatutory stock options, RSAs, RSUs and stock appreciation rights may be granted to employees, outside directors and consultants at not less than 85% of the fair value on the date of grant, and incentive stock options may be granted to employees at not less than 100% of the fair value on the date of grant. Equity awards granted under the 2000 Equity Incentive Plan generally vest over 4 years. On June 18, 2020, the 2000 Equity Incentive Plan was terminated and replaced by the 2020 Equity Incentive Plan (the "2020 Equity Incentive Plan").

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•2000 Director Option Plan: Under the 2000 Director Option Plan, each non-employee board member who was not previously an employee of the Company would receive an automatic initial nonstatutory stock option grant as well as an annual non-statutory stock option grant on the date of the Company's regular Annual Meeting of Stockholders. On December 18, 2008, the Company's Board of Directors passed resolutions eliminating all automatic stock option grant mechanisms under the 2000 Director Option Plan and replaced them with an automatic RSU grant mechanism under the 2000 Equity Incentive Plan. On June 18, 2020, the 2000 Director Option Plan was terminated and all shares remaining available under this Plan were retired.
•2001 Supplemental Stock Plan: Under the 2001 Supplemental Stock Plan, non-statutory stock options and RSAs/RSUs may be granted to consultants and employees who are not executive officers or board members, at not less than 85% of the fair value on the date of grant. Current stock options granted under the 2001 Supplemental Stock Plan generally vest over four years. On June 18, 2020, the 2001 Supplemental Stock Plan was terminated and all shares remaining available under this Plan were retired.
•2004 Employee Stock Purchase Plan (2004 Purchase Plan): The 2004 Purchase Plan permits eligible employees to purchase common stock on favorable terms via payroll deductions of up to 15% of the employee's cash compensation, subject to certain share and statutory dollar limits. Two overlapping offering periods commence during each calendar year, on each February 15 and August 15 or such other periods or dates as determined by the Compensation Committee from time to time, and the offering periods last up to 24 months with a purchase date every 6 months. The price of each share purchased is 85% of the lower of a) the fair value per share of common stock on the last trading day before the commencement of the applicable offering period or b) the fair value per share of common stock on the purchase date.
•2020 Equity Incentive Plan (the "2020 Equity Plan"): On April 23, 2020, the Company Board of Directors approved the 2020 Equity Plan, which provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, RSAs, RSUs, other stock-based incentive awards, dividend equivalents, and cash-based incentive awards. The 2020 Equity Plan's awards may be granted to employees, non-employee members of the Board and consultants. Equity awards granted under the 2020 Equity Incentive Plan generally vest over four years. The maximum numbers of shares of Equinix common stock available for issuance under the 2020 Equity Plan is equal to the sum of 4.0 million shares and the shares transferred from the 2000 Equity Incentive Plan.
The Equity compensation plans are administered by the Compensation Committee of the Board of Directors (the "Compensation Committee"), and the Compensation Committee may terminate or amend these plans, with approval of the stockholders as may be required by applicable law, at any time. As of December 31, 2020, shares reserved and available for issuance under the equity compensation plans are as follows:

	Shares reserved	Shares available for grant
2004 Purchase Plan	5,392,206	2,806,672
2020 Equity Incentive Plan	4,687,435	4,623,380

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Stock Units
Since 2008, the Company primarily grants RSUs to its employees, including executives and non-employee directors, in lieu of stock options. The Company generally grants RSUs that have a service condition only or have both a service and performance condition. Each RSU is not considered issued and outstanding and does not have voting rights until it is converted into one share of the Company's common stock upon vesting. RSUs activity is summarized as follows:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (Dollars in Thousands)
RSUs outstanding, December 31, 2017	1,303,891	$252.30
RSUs granted	704,249	387.31
RSUs released, vested	(593,528)	299.07
Special distribution shares released	(13,880)	283.14
RSUs canceled	(173,460)	336.75
Special distribution shares canceled	(485)	295.77
RSUs outstanding, December 31, 2018	1,226,787	361.22
RSUs granted	779,478	448.16
RSUs released, vested	(549,259)	362.66
Special distribution shares released	(1,781)	295.31
RSUs canceled	(142,477)	364.42
Special distribution shares canceled	(23)	297.04
RSUs outstanding, December 31, 2019	1,312,725	411.99
RSUs granted	695,383	596.80
RSUs released, vested	(606,250)	426.03
Special distribution shares released	(722)	264.57
RSUs canceled	(63,502)	457.91
RSUs outstanding, December 31, 2020	1,337,634	$499.60	1.22	$955,311

(1)The intrinsic value is calculated based on the market value of the stock as of December 31, 2020.
The total fair value of RSUs vested and released during the years ended December 31, 2020, 2019 and 2018 was $417.0 million, $269.1 million and $249.8 million, respectively.
Employee Stock Purchase Plan
The Company provides the following disclosures for the 2004 Purchase Plan as of December 31 (dollars, except shares):

	2020	2019	2018
Weighted-average purchase price per share	$371.71	$354.72	$341.48
Weighted average grant-date fair value per share of shares purchased	$114.08	$104.84	$90.04
Number of shares purchased	167,113	146,640	145,346

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company uses the Black-Scholes option-pricing model to determine the fair value of shares under the 2004 Purchase Plan with the following assumptions during the years ended December 31:

	2020	2019	2018
Range of dividend yield	1.94 - 2.08%	2.07 - 2.09%	1.97 - 2.00%
Range of risk-free interest rate	0.10 - 1.55%	1.55 - 2.58%	1.79 - 2.68%
Range of expected volatility	19.28 - 51.93%	19.27 - 25.55%	19.04 - 24.33%
Weighted-average expected volatility	32.94%	22.95%	20.74%
Weighted average expected life (in years)	1.36	1.24	1.43
Stock-Based Compensation
The following table presents, by operating expense, the Company's stock-based compensation expense recognized in the Company's consolidated statement of operations for the years ended December 31 (in thousands):

	2020	2019	2018
Cost of revenues	$32,893	$25,355	$18,247
Sales and marketing	72,895	56,719	53,448
General and administrative	205,232	154,465	109,021
Total	$311,020	$236,539	$180,716
The Company's stock-based compensation recognized in the consolidated statement of operations was comprised of the following types of equity awards for the years ended December 31 (in thousands):

	2020	2019	2018
RSUs	$289,426	$217,541	$165,141
RSAs(1)	8,289	—	—
Employee stock purchase plan	13,305	18,998	15,575
Total	$311,020	$236,539	$180,716

(1) During the year ended December 31, 2020, the Company awarded 48,799 shares of RSAs. See Note 1 for further discussion.
During the years ended December 31, 2020, 2019 and 2018, the Company capitalized $20.3 million, $9.1 million and $9.1 million, respectively, of stock-based compensation expense as construction in progress in property, plant and equipment.
As of December 31, 2020, the total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $512.9 million which is expected to be recognized over a weighted-average period of 2.13 years.
14.    Income Taxes
Income before income taxes is attributable to the following geographic locations for the years ended December 31, (in thousands):

	2020	2019	2018
Domestic	$18,395	$328,806	$298,009
Foreign	497,830	363,791	135,029
Income before income taxes	$516,225	$692,597	$433,038

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tax benefit (expenses) for income taxes consisted of the following components for the years ended December 31, (in thousands):

	2020	2019	2018
Current:
Federal	$4,552	$(17,906)	$7,085
State and local	1,597	(4,624)	(2,663)
Foreign	(171,092)	(135,356)	(118,175)
Subtotal	(164,943)	(157,886)	(113,753)
Deferred:
Federal	16,553	(7,459)	(27,874)
State and local	704	(1,775)	(1,165)
Foreign	1,535	(18,232)	75,113
Subtotal	18,792	(27,466)	46,074
Income tax expense	$(146,151)	$(185,352)	$(67,679)
State and foreign taxes not based on income are included in general and administrative expenses and the aggregate amounts were not significant for the years ended December 31, 2020, 2019 and 2018.
The fiscal 2020, 2019, and 2018 income tax benefit (expenses) differed from the amounts computed by applying the U.S. federal income tax rate of 21% to pre-tax income as a result of the following for the years ended December 31 (in thousands):

	2020	2019	2018
Federal tax at statutory rate	$(109,906)	$(145,445)	$(90,938)
State and local tax (expense) benefit	2,071	(5,852)	(3,616)
Deferred tax assets generated in current year not benefited	(12,852)	(5,398)	(3,777)
Foreign income tax rate differential	(16,364)	(11,610)	(4,072)
Non-deductible expenses	(4,427)	(1,021)	(756)
Stock-based compensation expense	(954)	(2,105)	(2,308)
Change in valuation allowance	390	(2,870)	38,684
Foreign financing activities	(11,743)	(18,738)	(17,548)
Loss on divestments	—	(3,277)	—
Uncertain tax positions reserve	(38,014)	(35,724)	(20,440)
Tax adjustments related to REIT	50,107	63,614	32,189
Change in deferred tax adjustments	(136)	(10,574)	—
Other, net	(4,323)	(6,352)	4,903
Total income tax expense	$(146,151)	$(185,352)	$(67,679)
The Tax Cuts and Jobs Act of 2017 included a Global Intangible Low-Taxed Income ("GILTI") provision that increases U.S. federal taxable income by certain foreign subsidiary income in the year it is earned. The Company's accounting policy is to treat any tax on GILTI inclusions as a current period cost included in the tax expense in the year incurred. The Company believes the GILTI inclusion provision will result in no financial statement impact provided the Company satisfies its REIT distribution requirement with respect to the GILTI inclusions.
As a result of the Company's conversion to a REIT effective January 1, 2015, it is no longer the Company's intent to indefinitely reinvest undistributed foreign earnings. However, no deferred tax liability has been recognized to account for this change because the expected recovery of the basis difference will not result in U.S. taxes in the post-REIT conversion periods due to the fact that none of its foreign subsidiaries is owned by a U.S. taxable REIT subsidiary and the foreign withholding tax effect would be immaterial. The Company continues to assess the foreign withholding tax impact of its current policy and does not believe the distribution of its foreign earnings would trigger

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

any significant foreign withholding taxes, as a majority of the foreign jurisdictions where the Company operates do not impose withholding taxes on dividend distributions to a corporate U.S. parent.
The types of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are set out below as of December 31 (in thousands):

	2020	2019 (1)
Deferred tax assets:
Stock-based compensation expense	$5,583	$2,675
Unrealized losses	17,268	6,492
Lease liabilities	214,560	189,951
Loss carryforwards and tax credits	117,150	59,735
Others, net	14,976	8,500
Gross deferred tax assets	369,537	267,353
Valuation allowance	(82,344)	(57,812)
Total deferred tax assets, net	287,193	209,541
Deferred tax liabilities:
Property, plant and equipment (2)	(346,916)	(271,262)
Deferred income	(31,538)	(5,248)
Intangible assets	(132,681)	(144,404)
Total deferred tax liabilities	(511,135)	(420,914)
Net deferred tax liabilities	$(223,942)	$(211,373)

(1) The prior year amounts presented in the table above have been reclassified to conform with the current year presentation.
(2) Property, plant and equipment included the net deferred tax liabilities related to operating and finance lease ROU assets.

The tax basis of REIT assets, excluding investments in TRSs, is greater than the amounts reported for such assets in the accompanying consolidated balance sheet by approximately $2.0 billion as of December 31, 2020.
The Company's accounting for deferred taxes involves weighing positive and negative evidence concerning the realizability of the Company's deferred tax assets in each taxing jurisdiction. After considering such evidence as the nature, frequency and severity of current and cumulative financial reporting losses, the sources of future taxable income and tax planning strategies, the Company concluded that valuation allowances were required in certain foreign jurisdictions. The operations in the jurisdictions for which a valuation allowance has been established have a history of significant losses as of December 31, 2020. As such, the Company does not believe these operations have established a sustained history of profitability and that a valuation allowance is, therefore, necessary. The Company also provided a valuation allowance against certain gross deferred tax assets in certain taxing jurisdictions as these deferred tax assets are not expected to be realizable in the foreseeable future.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in the valuation allowance for deferred tax assets for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	2020	2019	2018
Beginning balance	$57,812	$57,003	$84,573
Amounts from acquisitions	5,777	(2,707)	33,070
Divested balances	—	(351)	—
Amounts recognized into income	(390)	2,870	(38,684)
Current increase (decrease)	15,044	697	(13,086)
Impact of foreign currency exchange	4,101	300	(8,870)
Ending balance	$82,344	$57,812	$57,003
The Company's NOL carryforwards for federal, state and foreign tax purposes which expire, if not utilized, at various intervals from 2021, are outlined below (in thousands):

Expiration Date	Federal (1)	State	Foreign (2) (3)	Total
2021	$110,035	$—	$1,580	$111,615
2022 to 2024	46,827	—	17,829	64,656
2025 to 2027	13,005	—	34,561	47,566
2028 to 2030	—	—	32,393	32,393
2031 to 2033	—	767	—	767
2034 to 2036	4,246	2,088	3,807	10,141
Thereafter	152,495	38,929	399,501	590,925
	$326,608	$41,784	$489,671	$858,063

(1)The total amount of NOL carryforwards that will not be available to offset the Company's future taxable income after dividend paid deduction due to Section 382 limitations was $165.1 million for federal.
(2)In certain jurisdictions, the net operating loss carryforwards can only be used to offset a percentage of taxable income in a given year.
(3)If certain substantial changes in the entity's ownership occur or have determined to have occurred, there may be a limitation on the amount of the carryforwards that can be utilized.
As of December 31, 2020, the Company had tax credit carryforwards of $8.3 million, which expire, if not utilized, from 2021 to 2031. The Company also had capital losses of $8.0 million, which can be carried forward indefinitely.
The beginning and ending balances of the Company's unrecognized tax benefits are reconciled below for the years ended December 31 (in thousands):

	2020	2019	2018
Beginning balance	$173,726	$150,930	$82,390
Gross increases related to prior year tax positions	14,732	—	33,436
Gross decreases related to prior year tax positions	—	(1,160)	—
Gross increases related to current year tax positions	29,149	31,332	48,685
Decreases resulting from expiration of statute of limitation	(6,518)	(2,112)	(1,276)
Decreases resulting from settlements	(3,330)	(5,264)	(12,305)
Ending balance	$207,759	$173,726	$150,930
The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. The Company accrued $21.3 million, $14.2 million, and $8.4 million for interest and penalties as of December 31, 2020, 2019 and 2018, respectively.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The unrecognized tax benefits of $207.8 million as of December 31, 2020, of which $33.8 million is subject to an indemnification agreement, if subsequently recognized, will affect the Company's effective tax rate favorably at the time when such a benefit is recognized.
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
The Company's income tax returns for the years from 2017 through current year remain open to examination by federal and state taxing authorities. In addition, the Company's tax years of 2007 through current year remain open and subject to examination by local tax authorities in certain foreign jurisdictions in which the Company has major operations.
15.    Commitments and Contingencies
Purchase Commitments
As a result of the Company's various IBX data center expansion projects, as of December 31, 2020, the Company was contractually committed for approximately $1.1 billion of unaccrued capital expenditures, primarily for IBX infrastructure equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to customers for installation. The Company also had numerous other, non-capital purchase commitments in place as of December 31, 2020, such as commitments to purchase power in select locations through 2021 and thereafter, and other open purchase orders for goods, or services to be delivered or provided during 2021 and thereafter. Such other miscellaneous purchase commitments totaled $1.3 billion as of December 31, 2020. In addition, the Company entered into lease agreements for various locations that have not yet commenced as of December 31, 2020. For further information on lease commitments, see Note 10 above.
Equity Contribution Commitments
In connection with the EMEA Joint Venture closed in October 2019, the Company committed to make future equity contributions to the EMEA Joint Venture. As of December 31, 2020, the Company had future equity contribution commitments of €13.8 million and £6.6 million, or $25.8 million in total at the exchange rate in effect on December 31, 2020.
The Company also committed to make future equity contributions to the Asia-Pacific Joint Venture, which was closed on December 17, 2020. As of December 31, 2020, the Company had future equity contribution commitments of ¥6.3 billion, or $60.7 million in total at the exchange rate in effect on December 31, 2020.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Indemnification and Guarantor Arrangements
As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company's exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2020.
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company's business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company's offerings. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2020.
The Company enters into arrangements with its business partners, whereby the business partner agrees to provide services as a subcontractor for the Company's installations. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby the Company indemnifies them for other acts, such as personal property damage, of its subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result,

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the Company believes the estimated fair value of these agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2020.
The Company has service level commitment obligations to certain of its customers. As a result, service interruptions or significant equipment damage in the Company's IBX data centers, whether or not within the Company's control, could result in service level commitments to these customers. The Company's liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet the Company's service level commitment obligations could reduce the confidence of the Company's customers and could consequently impair the Company's ability to obtain and retain customers, which would adversely affect both the Company's ability to generate revenues and the Company's operating results. The Company generally has the ability to determine such service level credits prior to the associated revenue being recognized. The Company does not have significant liabilities in connection with service level credits as of December 31, 2020.
16.    Related Party Transactions
EMEA Joint Venture

As described in Note 5 above, the Company sold certain data center facilities in Europe to the EMEA Joint Venture in October 2019 and recognized a gain on asset sale of $45.1 million during the year ended December 31, 2019. In December 2020, the Company sold the PA9 data center to its EMEA Joint Venture and recognized an insignificant loss on the sale. For further information on the sale of data center transactions, see Note 5 above.
In 2019, the Company also entered into a sub-lease agreement with the EMEA Joint Venture to sub-lease a portion of Equinix's London ("LD") 10-2 data center or former LD10 data center, for 15 years. The Company accounted for the lease of the LD10-2 data center as a finance lease. As of December 31, 2020, the Company recorded a finance lease ROU asset of £94.7 million and liability of £97.3 million, or approximately $127.2 million and $130.8 million, respectively, at the exchange rate in effect on December 31, 2020. As of December 31, 2019, the ROU asset and liability was £103.2 million, or approximately $136.7 million at the exchange rate in effect on December 31, 2019. For the year ended December 31, 2020, the Company recorded £11.1 million, or approximately $14.9 million at the exchange rate in effect as of December 31, 2020, of rent expense for the LD10-2 data center. For the year ended December 31, 2019, the rent expense for the data center was insignificant.
In 2019, the Company also entered an agreement to lease to the EMEA Joint Venture a portion of land at its Frankfurt 2 data center site (or referred to as the Frankfurt 9 xScaleTM data center) and a new building that is under construction at the land. The lease will have an initial term of 30 years and 2 renewal options of 10 years each. The consideration of the lease agreement will be based on the total cost of construction as determined when the construction is completed. As of December 31, 2020, the lease has not commenced yet and the Company recorded €14.1 million, or approximately $17.3 million at the exchange rate in effect as of December 31, 2020, of other liabilities in connection with the construction of the Frankfurt 9 xScaleTM data center.
The Company provides various services to the EMEA Joint Venture through multiple agreements, including sales and marketing, development management, facilities management, and asset management services. During the year ended December 31, 2020 and December 31, 2019, the Company had $6.5 million and $7.2 million, respectively, in total of receivables from the EMEA Joint Venture. During the year ended December 31, 2020, the total revenue recorded from these services was $21.3 million. For the year ended December 31, 2019, the total revenue recorded from these services was insignificant. See Note 6 above for more information on the EMEA Joint Venture. The transactions with the EMEA Joint Venture are generally considered to have been negotiated arm's length.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Asia-Pacific Joint Venture
In December 2020, the Company also sold certain data center facilities in Asia-Pacific region to the Asia-Pacific Joint Venture and recognized an insignificant gain on assets sale during the year ended December 31, 2020. For See Note 5 above for more information on the transaction.
In connection with the Asia-Pacific Joint Venture investment, the Company also entered several agreements to provide various services to the Asia-Pacific Joint Venture, including portfolio management, sales and marketing, development, and facilities management services. During the year ended December 31, 2020, the Company had ¥1.7 billion or $16.9 million, in total at the exchange rate in effect on December 31, 2020, of receivables from the Asia-Pacific Joint Venture. During the year ended December 31, 2020, the total revenue recorded from these services and the accounts payable was insignificant. See Note 6 above for more information on the Asia-Pacific Joint Venture. The transactions with the Asia-Pacific Joint Venture are generally considered to have been negotiated arm's length.
Other Related Party Transactions
The Company has several significant stockholders and other related parties that are also customers and/or vendors. The Company's activity of other related party transactions was as follows (in thousands):

	Years ended December 31,
	2020	2019	2018
Revenues	$95,264	$25,905	$19,439
Costs and services	10,849	15,844	19,708

	As of December 31,
	2020	2019
Accounts receivable	$6,519	$3,345
Accounts payable	—	800
17.    Segment Information
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
The following tables present revenue information disaggregated by service lines and geographic areas (in thousands):

	Twelve Months Ended December 31, 2020
	Americas (2)	EMEA	Asia-Pacific	Total
Colocation (1)	$1,820,709	$1,504,770	$933,522	$4,259,001
Interconnection	622,327	213,490	187,441	1,023,258
Managed infrastructure	120,159	127,722	89,464	337,345
Other (1)	19,605	18,738	83	38,426
Recurring revenues	2,582,800	1,864,720	1,210,510	5,658,030
Non-recurring revenues	124,958	131,669	83,888	340,515
Total	$2,707,758	$1,996,389	$1,294,398	$5,998,545

(1)    Includes some leasing and hedging activities.
(2)    Includes revenues of $2.5 billion attributed to the U.S.

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
(2)    Includes revenues of $2.3 billion attributed to the U.S.
No single customer accounted for 10% or greater of the Company's accounts receivable or revenues for the year ended December 31, 2020, 2019, and 2018.

The Company defines adjusted EBITDA as income from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain on asset sales as presented below for the years ended December 31 (in thousands):

	2020	2019	2018
Adjusted EBITDA:
Americas	$1,186,022	$1,237,622	$1,183,831
EMEA	974,246	827,980	698,280
Asia-Pacific	692,630	622,125	531,129
Total adjusted EBITDA	2,852,898	2,687,727	2,413,240
Depreciation, amortization and accretion expense	(1,427,010)	(1,285,296)	(1,226,741)
Stock-based compensation expense	(311,020)	(236,539)	(180,716)
Transaction costs	(55,935)	(24,781)	(34,413)
Impairment charges	(7,306)	(15,790)	—
Gain on asset sales	1,301	44,310	6,013
Income from operations	$1,052,928	$1,169,631	$977,383

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company provides the following segment disclosures related to its operations as follows for the years ended December 31 (in thousands):

	2020	2019	2018
Depreciation and amortization:
Americas	$729,611	$669,498	$636,214
EMEA	389,332	353,765	355,895
Asia-Pacific	304,426	261,574	235,380
Total	$1,423,369	$1,284,837	$1,227,489

Capital expenditures:
Americas	$866,989	$805,360	$773,514
EMEA	888,239	733,326	884,790
Asia-Pacific	527,276	540,835	437,870
Total	$2,282,504	$2,079,521	$2,096,174
The Company's long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, are located in the following geographic areas as of December 31 (in thousands):

	2020	2019
Americas (1)	$6,429,861	$5,400,287
EMEA	5,002,271	4,051,701
Asia-Pacific	3,070,952	2,700,609
Total Property, plant and equipment, net	$14,503,084	$12,152,597

(1)Includes $5.2 billion and $4.8 billion, respectively, of property, plant and equipment, net attributed to the U.S. as of December 31, 2020 and 2019.

	2020	2019
Americas (1)	$363,515	$387,598
EMEA	547,547	521,129
Asia-Pacific	563,995	566,640
Total Operating lease right-of-use assets	$1,475,057	$1,475,367

(1)Includes $334.7 million and $373.7 million of operating lease ROU assets attributed to the U.S. as of December 31, 2020 and 2019, respectively.
18.    Subsequent Events
On February 10, 2021, the Company's Board of Directors declared a quarterly cash dividend of $2.87 per share, which is payable on March 17, 2021 to the Company's common stockholders of record as of the close of business on February 24, 2021.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The following tables present selected quarterly information (in thousands, except per share data):

	2020
	Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$1,444,542	$1,470,121	$1,519,767	$1,564,115
Gross profit	708,260	730,777	751,788	733,380
Net income attributable to Equinix	118,792	133,304	66,687	50,994

Earnings per share attributable to Equinix:
Basic	1.39	1.53	0.75	0.57
Diluted	1.38	1.52	0.74	0.57

	2019
	Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$1,363,218	$1,384,977	$1,396,810	$1,417,135
Gross profit	681,188	686,798	692,471	691,499
Net income attributable to Equinix	118,078	143,527	120,850	124,995

Earnings per share attributable to Equinix:
Basic	1.44	1.70	1.42	1.47
Diluted	1.44	1.69	1.41	1.46

EQUINIX INC.
SCHEDULE III - SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020
(Dollars in Thousands)

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Acquisition or Lease (4)
Americas:
AT1 ATLANTA (METRO)	$—	$—	$—	$—	$149,726	$—	$149,726	$(71,990)	2010
AT2 ATLANTA (METRO)	—	—	—	—	38,752	—	38,752	(25,341)	2010
AT3 ATLANTA (METRO)	—	—	—	—	4,453	—	4,453	(2,920)	2010
AT4 ATLANTA (METRO)	—	5,400	20,209	—	19,094	5,400	39,303	(11,019)	2017
AT5 ATLANTA (METRO)	—	—	5,011	—	2,085	—	7,096	(4,093)	2017
BG1 BOGOTÁ (METRO), COLOMBIA	—	—	8,779	869	6,723	869	15,502	(4,376)	2017
BO1 BOSTON (METRO)	—	—	—	—	6,128	—	6,128	(6,128)	2010
BO2 BOSTON (METRO)	—	2,500	30,383	—	34,228	2,500	64,611	(12,739)	2017
CH1 CHICAGO (METRO)	—	—	—	—	159,193	—	159,193	(101,581)	1999
CH2 CHICAGO (METRO)	—	—	—	—	115,685	—	115,685	(66,162)	2005
CH3 CHICAGO (METRO)	—	9,759	—	351	341,835	10,110	341,835	(137,686)	2006
CH4 CHICAGO (METRO)	—	—	—	—	22,322	—	22,322	(13,361)	2009
CH7 CHICAGO (METRO)	—	670	10,564	—	6,790	670	17,354	(5,145)	2017
CL1 CALGARY (METRO), CANADA	—	—	11,572	—	480	—	12,052	(434)	2020
CL2 CALGARY (METRO), CANADA	—	—	14,145	—	529	—	14,674	(765)	2020
CL3 CALGARY (METRO), CANADA	—	7,910	69,334	327	2,954	8,237	72,288	(1,321)	2020
CU1 CULPEPER (METRO)	—	1,019	37,581	—	4,871	1,019	42,452	(14,421)	2017
CU2 CULPEPER (METRO)	—	1,244	48,000	—	11,928	1,244	59,928	(15,169)	2017
CU3 CULPEPER (METRO)	—	1,088	37,387	—	2,521	1,088	39,908	(11,474)	2017
CU4 CULPEPER (METRO)	—	1,372	27,832	—	34,465	1,372	62,297	(9,689)	2017
DA1 DALLAS (METRO)	—	—	—	—	66,965	—	66,965	(40,362)	2000
DA2 DALLAS (METRO)	—	—	—	—	81,465	—	81,465	(32,195)	2010
DA3 DALLAS (METRO)	—	—	—	—	97,116	—	97,116	(41,659)	2010
DA4 DALLAS (METRO)	—	—	—	—	16,354	—	16,354	(8,639)	2010
DA6 DALLAS (METRO)	—	—	20,522	—	169,212	—	189,734	(39,429)	2012
DA7 DALLAS (METRO)	—	—	—	—	30,166	—	30,166	(13,438)	2015
DA9 DALLAS (METRO)	—	610	15,398	—	4,922	610	20,320	(6,383)	2017
DA10 DALLAS (METRO)	—	—	117	—	4,652	—	4,769	(4,509)	2017
DA11 DALLAS (METRO)	—	—	—	—	149,413	—	149,413	(3,357)	2018
INFOMART BUILDING DALLAS (METRO)	—	24,380	337,643	3,293	19,306	27,673	356,949	(31,254)	2018
DC1 WASHINGTON, DC (METRO)	—	—	—	—	5,074	—	5,074	(1,724)	1999
DC2 WASHINGTON, DC (METRO)	—	—	—	5,047	125,215	5,047	125,215	(96,720)	1999
DC3 WASHINGTON, DC (METRO)	—	—	37,451	—	48,143	—	85,594	(52,185)	2004

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Acquisition or Lease (4)
DC4 WASHINGTON, DC (METRO)	—	1,906	7,272	—	72,988	1,906	80,260	(56,626)	2005
DC5 WASHINGTON, DC (METRO)	—	1,429	4,983	—	91,964	1,429	96,947	(66,813)	2005
DC6 WASHINGTON, DC (METRO)	—	1,429	5,082	—	91,392	1,429	96,474	(51,457)	2005
DC7 WASHINGTON, DC (METRO)	—	—	—	—	19,065	—	19,065	(13,307)	2010
DC10 WASHINGTON, DC (METRO)	—	—	44,601	—	82,413	—	127,014	(84,550)	2011
DC11 WASHINGTON, DC (METRO)	—	1,429	5,082	—	184,646	1,429	189,728	(61,598)	2005
DC12 WASHINGTON, DC (METRO)	—	—	101,783	—	79,537	—	181,320	(27,546)	2017
DC13 WASHINGTON, DC (METRO)	—	5,500	25,423	—	9,994	5,500	35,417	(12,830)	2017
DC14 WASHINGTON, DC (METRO)	—	2,560	33,511	—	14,108	2,560	47,619	(11,487)	2017
DC15 WASHINGTON, DC (METRO)	—	1,965	—	—	119,825	1,965	119,825	(5,662)	2018
DC21 WASHINGTON, DC (METRO)	—	1,507	—	—	93,873	1,507	93,873	(740)	2019
DC97 WASHINGTON, DC (METRO)	—	—	2,021	—	1,004	—	3,025	(1,521)	2017
DE1 DENVER (METRO)	—	—	—	—	9,721	—	9,721	(8,659)	2010
DE2 DENVER (METRO)	—	5,240	23,053	—	29,937	5,240	52,990	(14,648)	2017
HO1 HOUSTON (METRO)	—	1,440	23,780	—	32,344	1,440	56,124	(14,937)	2017
KA1 KAMLOOPS (METRO), CANADA	—	2,991	46,983	123	1,992	3,114	48,975	(785)	2020
LA1 LOS ANGELES (METRO)	—	—	—	—	108,749	—	108,749	(70,766)	1999
LA2 LOS ANGELES (METRO)	—	—	—	—	10,610	—	10,610	(8,958)	2000
LA3 LOS ANGELES (METRO)	—	—	34,727	3,959	21,167	3,959	55,894	(46,574)	2005
LA4 LOS ANGELES (METRO)	—	19,333	137,630	—	51,824	19,333	189,454	(94,090)	2009
LA7 LOS ANGELES (METRO)	—	7,800	33,621	—	48,002	7,800	81,623	(13,405)	2017
MI1 MIAMI (METRO)	—	18,920	127,194	—	99,480	18,920	226,674	(59,709)	2017
MI2 MIAMI (METRO)	—	—	—	—	22,581	—	22,581	(13,798)	2010
MI3 MIAMI (METRO)	—	—	—	—	33,162	—	33,162	(17,881)	2012
MI6 MIAMI (METRO)	—	4,750	23,017	—	8,943	4,750	31,960	(11,983)	2017
MO1 MONTERREY (METRO), MEXICO	—	—	2,572	—	3,278	—	5,850	(332)	2020
MT1 MONTREAL (METRO), CANADA	—	—	76,932	—	3,053	—	79,985	(1,731)	2020
MX1 MEXICO CITY (METRO), MEXICO	—	1,090	53,980	—	8,685	1,090	62,665	(3,891)	2020
MX2 MEXICO CITY (METRO), MEXICO	—	1,090	16,061	—	11,160	1,090	27,221	(896)	2020
NY1 NEW YORK (METRO)	—	—	—	—	71,191	—	71,191	(44,088)	1999
NY2 NEW YORK (METRO)	—	—	—	17,859	205,092	17,859	205,092	(131,644)	2000
NY4 NEW YORK (METRO)	—	—	—	—	355,278	—	355,278	(199,915)	2006
NY5 NEW YORK (METRO)	—	—	—	—	277,162	—	277,162	(82,406)	2010
NY6 NEW YORK (METRO)	—	—	—	—	69,925	—	69,925	(15,436)	2010
NY7 NEW YORK (METRO)	—	—	24,660	—	168,391	—	193,051	(133,370)	2010
NY8 NEW YORK (METRO)	—	—	—	—	11,461	—	11,461	(8,879)	2010
NY9 NEW YORK (METRO)	—	—	—	—	50,566	—	50,566	(35,782)	2010
NY11 NEW YORK (METRO)	—	2,050	58,717	—	13,134	2,050	71,851	(23,545)	2017

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Acquisition or Lease (4)
NY13 NEW YORK (METRO)	—	—	31,603	—	6,488	—	38,091	(14,966)	2017
OT1 OTTAWA (METRO), CANADA	—	1,586	39,128	61	1,664	1,647	40,792	(688)	2020
PH1 PHILADELPHIA (METRO)	—	—	—	—	44,037	—	44,037	(18,883)	2010
RJ1 RIO DE JANEIRO (METRO), BRAZIL	—	—	—	—	17,456	—	17,456	(13,090)	2011
RJ2 RIO DE JANEIRO (METRO), BRAZIL	—	—	2,012	1,267	52,127	1,267	54,139	(17,571)	2012
SE2 SEATTLE (METRO)	—	—	—	—	30,454	—	30,454	(23,345)	2010
SE3 SEATTLE (METRO)	—	—	1,760	—	99,988	—	101,748	(56,100)	2011
SE4 SEATTLE (METRO)	—	4,000	12,903	—	34,330	4,000	47,233	(8,025)	2017
SJ1 SAINT JOHN (METRO), CANADA	—	162	14,276	7	591	169	14,867	(305)	2020
SP1 SÃO PAULO (METRO), BRAZIL	—	—	10,188	—	15,875	—	26,063	(21,018)	2011
SP2 SÃO PAULO (METRO), BRAZIL	—	—	—	3,083	53,322	3,083	53,322	(41,337)	2011
SP3 SÃO PAULO (METRO), BRAZIL	—	7,748	72,997	—	46,935	7,748	119,932	(26,368)	2017
SP4 SÃO PAULO (METRO), BRAZIL	—	—	22,027	—	50,707	—	72,734	(8,830)	2017
SP5 SÃO PAULO (METRO), BRAZIL	—	4,597	37	—	4,432	4,597	4,469	(3)	2020
SV1 SILICON VALLEY (METRO)	—	—	—	15,545	143,123	15,545	143,123	(96,427)	1999
SV2 SILICON VALLEY (METRO)	—	—	—	—	151,960	—	151,960	(92,409)	2003
SV3 SILICON VALLEY (METRO)	—	—	—	—	77,801	—	77,801	(38,319)	1999
SV4 SILICON VALLEY (METRO)	—	—	—	—	90,876	—	90,876	(26,253)	2005
SV5 SILICON VALLEY (METRO)	—	6,238	98,991	—	99,539	6,238	198,530	(82,024)	2010
SV6 SILICON VALLEY (METRO)	—	—	15,585	—	29,618	—	45,203	(37,953)	2010
SV8 SILICON VALLEY (METRO)	—	—	—	—	54,166	—	54,166	(35,901)	2010
SV10 SILICON VALLEY (METRO)	—	12,646	123,594	—	92,145	12,646	215,739	(31,147)	2017
SV11 SILICON VALLEY (METRO)	—	—	—	—	88,914	—	88,914	—	2019
SV12 SILICON VALLEY (METRO)	—	20,313	—	—	8,240	20,313	8,240	—	2015
SV13 SILICON VALLEY (METRO)	—	—	3,828	—	117	—	3,945	(3,016)	2017
SV14 SILICON VALLEY (METRO)	—	3,638	5,503	—	3,807	3,638	9,310	(2,503)	2017
SV15 SILICON VALLEY (METRO)	—	7,651	23,060	—	3,710	7,651	26,770	(8,071)	2017
SV16 SILICON VALLEY (METRO)	—	4,271	15,018	—	1,753	4,271	16,771	(5,408)	2017
SV17 SILICON VALLEY (METRO)	—	—	17,493	—	3,340	—	20,833	(13,269)	2017
TR1 TORONTO (METRO), CANADA	—	—	—	—	91,618	—	91,618	(34,280)	2010
TR2 TORONTO (METRO), CANADA	—	—	21,113	106,171	135,300	106,171	156,413	(25,566)	2015
TR4 TORONTO (METRO), CANADA	—	—	13,985	—	593	—	14,578	(954)	2020
TR5 MARKHAM (METRO), CANADA	—	—	24,913	—	798	—	25,711	(1,020)	2020
TR6 BRAMPTON (METRO), CANADA	—	9,386	60,806	388	2,516	9,774	63,322	(831)	2020
TR7 BRAMPTON (METRO), CANADA	—	12,098	71,966	500	3,041	12,598	75,007	(1,462)	2020
VA1 BURNABY (METRO), CANADA	—	—	4,668	—	193	—	4,861	(113)	2020
WI1 WINNIPEG (METRO), CANADA	—	—	57,234	—	1,048	—	58,282	(441)	2020
OTHERS (5)	—	80,313	49,891	1,805	39,954	82,118	89,845	(11,430)	Various

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Acquisition or Lease (4)

EMEA:
AD1 ABU DHABI (METRO), UNITED ARAB EMIRATES	—	—	—	—	74,541	—	74,541	(4,350)	2017
AM1 AMSTERDAM (METRO), THE NETHERLANDS	—	—	—	—	102,173	—	102,173	(52,121)	2008
AM2 AMSTERDAM (METRO), THE NETHERLANDS	—	—	—	—	91,788	—	91,788	(37,165)	2008
AM3 AMSTERDAM (METRO), THE NETHERLANDS	—	—	27,099	—	143,882	—	170,981	(66,656)	2011
AM4 AMSTERDAM (METRO), THE NETHERLANDS	—	—	—	—	236,429	—	236,429	(26,431)	2016
AM5 AMSTERDAM (METRO), THE NETHERLANDS	—	—	92,199	—	23,456	—	115,655	(34,479)	2016
AM6 AMSTERDAM (METRO), THE NETHERLANDS	—	6,616	50,876	1,066	97,923	7,682	148,799	(27,059)	2016
AM7 AMSTERDAM (METRO), THE NETHERLANDS	—	—	7,397	—	125,527	—	132,924	(12,374)	2016
AM8 AMSTERDAM (METRO), THE NETHERLANDS	—	—	—	—	12,328	—	12,328	(5,609)	2016
AM11 AMSTERDAM (METRO), THE NETHERLANDS	—	—	6,405	447	12,573	447	18,978	(1,307)	2019
BA1 BARCELONA (METRO), SPAIN	—	—	9,443	—	12,344	—	21,787	(6,694)	2017
BX1 BORDEAUX (METRO), FRANCE	—	1,916	3,507	168	13,607	2,084	17,114	(169)	2020
DB1 DUBLIN (METRO), IRELAND	—	—	—	—	5,000	—	5,000	(3,928)	2016
DB2 DUBLIN (METRO), IRELAND	—	—	12,460	—	7,308	—	19,768	(9,220)	2016
DB3 DUBLIN (METRO), IRELAND	—	3,334	54,387	537	22,764	3,871	77,151	(21,084)	2016
DB4 DUBLIN (METRO), IRELAND	—	—	26,875	—	19,562	—	46,437	(9,564)	2016
DU1 DÜSSELDORF (METRO), GERMANY	—	—	—	8,841	33,851	8,841	33,851	(20,737)	2000
DX1 DUBAI (METRO), UNITED ARAB EMIRATES	—	—	—	—	93,373	—	93,373	(33,359)	2008
DX2 DUBAI (METRO), UNITED ARAB EMIRATES	—	—	—	—	645	—	645	(256)	2017
DX3 DUBAI (METRO), UNITED ARAB EMIRATES	—	6,737	—	—	61	6,737	61	(151)	2020
EN1 ENSCHEDE (METRO), THE NETHERLANDS	—	—	—	—	35,366	—	35,366	(25,788)	2008
FR1 FRANKFURT (METRO), GERMANY	—	—	—	—	4,529	—	4,529	(4,214)	2007
FR2 FRANKFURT (METRO), GERMANY	—	—	—	15,840	555,694	15,840	555,694	(161,968)	2007
FR4 FRANKFURT (METRO), GERMANY	—	11,578	9,307	1,865	97,862	13,443	107,169	(36,277)	2009
FR5 FRANKFURT (METRO), GERMANY	30,310	—	—	15,256	228,532	15,256	228,532	(53,688)	2012
FR6 FRANKFURT (METRO), GERMANY	—	—	—	—	150,011	—	150,011	(26,802)	2016
FR7 FRANKFURT (METRO), GERMANY	—	—	43,634	—	40,046	—	83,680	(26,695)	2016

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Acquisition or Lease (4)
FR8 FRANKFURT (METRO), GERMANY	—	21,934	58,199	—	—	21,934	58,199	(224)	2020
FR9x FRANKFURT (METRO), GERMANY	—	—	—	—	41,714	—	41,714	—	2020
FR11x FRANKFURT (METRO), GERMANY	—	—	—	—	15,303	—	15,303	—	2020
GN1 GENOA (METRO), ITALY	—	1,988	—	—	1,123	1,988	1,123	—	2020
GV1 GENEVA (METRO), SWITZERLAND	—	—	—	—	25,771	—	25,771	(4,978)	2004
GV2 GENEVA (METRO), SWITZERLAND	—	—	—	—	27,883	—	27,883	(23,289)	2009
HE1 HELSINKI (METRO), FINLAND	—	—	—	—	4,212	—	4,212	(3,462)	2016
HE3 HELSINKI (METRO), FINLAND	—	—	—	—	15,829	—	15,829	(9,926)	2016
HE4 HELSINKI (METRO), FINLAND	—	—	29,092	—	9,694	—	38,786	(18,078)	2016
HE5 HELSINKI (METRO), FINLAND	—	—	7,564	—	18,302	—	25,866	(5,020)	2016
HE6 HELSINKI (METRO), FINLAND	—	—	17,204	1,711	31,603	1,711	48,807	(13,254)	2016
HE7 HELSINKI (METRO), FINLAND	—	7,348	6,946	1,765	42,184	9,113	49,130	(3,160)	2018
HH1 HAMBURG (METRO), GERMANY	—	3,612	5,360	921	46,485	4,533	51,845	(1,988)	2018
IL2 ISTANBUL (METRO), TURKEY	—	14,460	39,289	—	19,344	14,460	58,633	(7,346)	2017
LD3 LONDON (METRO), UNITED KINGDOM	—	—	—	—	18,023	—	18,023	(17,772)	2000
LD4 LONDON (METRO), UNITED KINGDOM	—	—	23,044	2	134,786	2	157,830	(52,213)	2007
LD5 LONDON (METRO), UNITED KINGDOM	—	—	16,412	—	189,038	—	205,450	(100,960)	2010
LD6 LONDON (METRO), UNITED KINGDOM	—	—	—	—	148,540	—	148,540	(36,792)	2013
LD7 LONDON (METRO), UNITED KINGDOM	—	—	—	2,295	191,545	2,295	191,545	(9,192)	2018
LD8 LONDON (METRO), UNITED KINGDOM	—	—	107,544	—	62,258	—	169,802	(49,894)	2016
LD9 LONDON (METRO), UNITED KINGDOM	—	—	181,431	—	168,666	—	350,097	(80,850)	2016
LD10 LONDON (METRO), UNITED KINGDOM	—	—	40,251	—	104,869	—	145,120	(13,014)	2017
LS1 LISBON (METRO), PORTUGAL	—	—	7,374	3,776	9,859	3,776	17,233	(3,607)	2017
MA1 MANCHESTER (METRO), UNITED KINGDOM	—	—	—	—	14,532	—	14,532	(6,536)	2016
MA2 MANCHESTER (METRO), UNITED KINGDOM	—	—	—	—	15,828	—	15,828	(7,793)	2016
MA3 MANCHESTER (METRO), UNITED KINGDOM	—	—	44,931	—	9,328	—	54,259	(26,170)	2016
MA4 MANCHESTER (METRO), UNITED KINGDOM	—	—	6,697	—	5,331	—	12,028	(8,813)	2016
MA5 MANCHESTER (METRO), UNITED KINGDOM	—	3,706	6,874	385	12,185	4,091	19,059	(142)	2020
MC1 MUSCAT (METRO), OMAN	—	—	—	—	182	—	182	(1)	2019
MD1 MADRID (METRO), SPAIN	—	—	7,917	11,939	6,902	11,939	14,819	(4,795)	2017
MD2 MADRID (METRO), SPAIN	—	—	40,952	—	52,855	—	93,807	(28,952)	2017
ML2 MILAN (METRO), ITALY	—	—	—	—	23,808	—	23,808	(12,490)	2016
ML3 MILAN (METRO), ITALY	—	—	—	3,882	46,399	3,882	46,399	(14,386)	2016
ML4 MILAN (METRO), ITALY	—	—	—	—	9,983	—	9,983	(6,829)	2016
ML5 MILAN (METRO), ITALY	—	7,741	20,952	5,621	42,501	13,362	63,453	(156)	2019

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Acquisition or Lease (4)
MU1 MUNICH (METRO), GERMANY	—	—	—	—	35,105	—	35,105	(18,095)	2007
MU3 MUNICH (METRO), GERMANY	—	—	—	—	5,265	—	5,265	(2,549)	2010
MU4 MUNICH (METRO), GERMANY	—	13,020	35,120	—	—	13,020	35,120	(4)	2020
PA1 PARIS (METRO), FRANCE	—	—	—	—	13,254	—	13,254	(15,966)	2007
PA2 & PA3 PARIS (METRO), FRANCE	—	—	29,615	25,346	334,904	25,346	364,519	(142,901)	2007
PA4 PARIS (METRO), FRANCE	—	1,598	9,503	6,040	256,203	7,638	265,706	(80,320)	2011
PA5 PARIS (METRO), FRANCE	—	—	16,554	—	5,067	—	21,621	(6,976)	2016
PA6 PARIS (METRO), FRANCE	—	—	—	—	75,895	—	75,895	(34,544)	2016
PA7 PARIS (METRO), FRANCE	—	—	—	—	22,011	—	22,011	(10,440)	2016
PA10 PARIS (METRO), FRANCE	—	—	—	—	51,536	—	51,536	(48)	2019
SA1 SEVILLE (METRO), SPAIN	—	—	1,567	—	1,173	—	2,740	(2,181)	2017
SK1 STOCKHOLM, (METRO), SWEDEN	—	—	15,495	—	17,028	—	32,523	(10,244)	2016
SK2 STOCKHOLM, (METRO), SWEDEN	—	—	80,148	4,304	87,585	4,304	167,733	(33,517)	2016
SK3 STOCKHOLM, (METRO), SWEDEN	—	—	—	—	18,894	—	18,894	(5,535)	2016
SO1 SOFIA (METRO), BULGARIA	—	—	5,236	—	4,721	—	9,957	(2,619)	2016
SO2 SOFIA (METRO), BULGARIA	—	2,719	—	241	18,625	2,960	18,625	(1,368)	2017
WA1 WARSAW (METRO), POLAND	—	—	5,950	—	26,442	—	32,392	(7,596)	2016
WA2 WARSAW (METRO), POLAND	—	—	4,709	—	9,497	—	14,206	(4,666)	2016
WA3 WARSAW (METRO), POLAND	—	2,784	—	75	46,005	2,859	46,005	(1,399)	2017
ZH2 ZURICH (METRO), SWITZERLAND	—	—	—	—	3,613	—	3,613	(2,830)	2002
ZH4 ZURICH (METRO), SWITZERLAND	—	—	11,284	—	34,739	—	46,023	(26,926)	2009
ZH5 ZURICH (METRO), SWITZERLAND	—	—	—	8,315	198,829	8,315	198,829	(27,791)	2009
ZW1 ZWOLLE (METRO), THE NETHERLANDS	—	—	—	—	11,191	—	11,191	(8,544)	2008
OTHERS (5)	—	48,761	18,735	28,924	61,859	77,685	80,594	(5,745)	Various

Asia-Pacific:
AE1 ADELAIDE (METRO), AUSTRALIA	—	2,654	1,015	258	2,077	2,912	3,092	(766)	2018
BR1 BRISBANE (METRO), AUSTRALIA	—	3,159	1,053	307	2,880	3,466	3,933	(560)	2018
CA1 CANBERRA (METRO), AUSTRALIA	—	—	18,410	—	8,167	—	26,577	(2,524)	2018
HK1 HONG KONG (METRO), CHINA	—	—	—	—	275,411	—	275,411	(112,144)	2003
HK2 HONG KONG (METRO), CHINA	—	—	—	—	235,711	—	235,711	(147,496)	2010
HK3 HONG KONG (METRO), CHINA	—	—	—	—	144,741	—	144,741	(80,873)	2012
HK4 HONG KONG (METRO), CHINA	—	—	—	—	93,809	—	93,809	(9,739)	2012
HK5 HONG KONG (METRO), CHINA	—	—	70,002	—	40,439	—	110,441	(20,243)	2017
ME1 MELBOURNE (METRO), AUSTRALIA	—	14,926	—	1,452	96,943	16,378	96,943	(25,498)	2013
ME2 MELBOURNE (METRO), AUSTRALIA	—	—	—	—	89,372	—	89,372	(3,718)	2018
ME4 MELBOURNE (METRO), AUSTRALIA	—	3,425	84,175	334	19,555	3,759	103,730	(18,274)	2018
ME5 MELBOURNE (METRO), AUSTRALIA	—	6,655	4,094	647	4,863	7,302	8,957	(2,135)	2018

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Acquisition or Lease (4)
OS1 OSAKA (METRO), JAPAN	—	—	14,876	—	109,268	—	124,144	(37,310)	2013
OS3 OSAKA (METRO), JAPAN	—	—	—	—	1,491	—	1,491	—	2020
PE1 PERTH (METRO), AUSTRALIA	—	1,347	1,337	132	2,070	1,479	3,407	(408)	2018
PE2 PERTH (METRO), AUSTRALIA	—	—	16,327	—	17,637	—	33,964	(5,885)	2018
PE3 PERTH (METRO), AUSTRALIA	—	—	—	—	43,076	—	43,076	—	2020
SG1 SINGAPORE (METRO)	—	—	—	—	263,516	—	263,516	(126,298)	2003
SG2 SINGAPORE (METRO)	—	—	—	—	301,305	—	301,305	(223,677)	2008
SG3 SINGAPORE (METRO)	—	—	34,844	—	227,324	—	262,168	(68,707)	2013
SG4 SINGAPORE (METRO)	—	—	54,602	—	117,537	—	172,139	(7,303)	2019
SG5 SINGAPORE (METRO)	—	—	—	—	74,579	—	74,579	(6)	2019
SH2 SHANGHAI (METRO), CHINA	—	—	—	—	6,169	—	6,169	(2,515)	2012
SH3 SHANGHAI (METRO), CHINA	—	—	7,066	—	12,132	—	19,198	(6,870)	2012
SH5 SHANGHAI (METRO), CHINA	—	—	11,284	—	22,973	—	34,257	(14,764)	2012
SH6 SHANGHAI (METRO), CHINA	—	—	16,545	—	25,177	—	41,722	(3,491)	2017
SL1 SEOUL (METRO), SOUTH KOREA	—	—	29,236	—	41,305	—	70,541	(5,901)	2019
SY1 SYDNEY (METRO), AUSTRALIA	—	—	—	—	33,242	—	33,242	(22,970)	2003
SY2 SYDNEY (METRO), AUSTRALIA	—	—	3,080	—	26,936	—	30,016	(24,626)	2008
SY3 SYDNEY (METRO), AUSTRALIA	—	—	8,712	—	158,023	—	166,735	(86,628)	2010
SY4 SYDNEY (METRO), AUSTRALIA	—	—	—	—	187,449	—	187,449	(44,397)	2014
SY5 SYDNEY (METRO), AUSTRALIA	—	82,091	—	7,987	209,356	90,078	209,356	(7,028)	2018
SY6 SYDNEY (METRO), AUSTRALIA	—	8,860	64,197	861	17,594	9,721	81,791	(10,201)	2018
SY7 SYDNEY (METRO), AUSTRALIA	—	2,745	47,350	267	8,854	3,012	56,204	(6,959)	2018
SY8 SYDNEY (METRO), AUSTRALIA	—	—	1,073	—	593	—	1,666	(892)	2018
TY1 TOKYO (METRO), JAPAN	—	—	—	—	39,230	—	39,230	(23,170)	2000
TY2 TOKYO (METRO), JAPAN	—	—	—	—	96,496	—	96,496	(71,144)	2006
TY3 TOKYO (METRO), JAPAN	—	—	—	—	85,876	—	85,876	(47,128)	2010
TY4 TOKYO (METRO), JAPAN	—	—	—	—	82,725	—	82,725	(34,195)	2012
TY5 TOKYO (METRO), JAPAN	—	—	102	—	65,372	—	65,474	(18,311)	2014
TY6 TOKYO (METRO), JAPAN	—	—	37,941	—	15,474	—	53,415	(33,005)	2015
TY7 TOKYO (METRO), JAPAN	—	—	13,175	—	7,323	—	20,498	(14,101)	2015
TY8 TOKYO (METRO), JAPAN	—	—	53,848	—	17,245	—	71,093	(28,569)	2015
TY9 TOKYO (METRO), JAPAN	—	—	106,710	—	30,151	—	136,861	(80,293)	2015
TY10 TOKYO (METRO), JAPAN	—	—	69,881	—	22,675	—	92,556	(26,774)	2015
TY11 TOKYO (METRO), JAPAN	—	—	22,099	—	198,696	—	220,795	(10,068)	2018
OTHERS (5)	—	—	875	36,057	22,529	36,057	23,404	(9,643)	Various
TOTAL LOCATIONS	$30,310	$598,742	$4,498,639	$358,519	$14,705,885	$957,261	$19,204,524	$(6,399,477)

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

The aggregate gross cost of the Company's properties for federal income tax purpose approximated $27.2 billion (unaudited) as of December 31, 2020.
The following table reconciles the historical cost of the Company's properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2020 (in thousands).
Gross Fixed Assets:

	2020	2019	2018
Balance, beginning of period	$16,927,332	$15,020,198	$12,947,735
ASC 842 adoption impact (1)	—	(276,671)	—
Additions (including acquisitions and improvements)	3,110,907	2,632,472	2,756,218
Disposals	(446,864)	(463,485)	(289,157)
Foreign currency transaction adjustments and others	570,410	14,818	(394,598)
Balance, end of year	$20,161,785	$16,927,332	$15,020,198
Accumulated Depreciation:

	2020	2019	2018
Balance, beginning of period	$(5,329,182)	$(4,517,016)	$(3,980,198)
ASC 842 adoption impact (1)	—	(7,846)	—
Additions (depreciation expense)	(1,036,452)	(926,046)	(882,848)
Disposals	109,230	128,352	261,928
Foreign currency transaction adjustments and others	(143,073)	(6,626)	84,102
Balance, end of year	$(6,399,477)	$(5,329,182)	$(4,517,016)

(1)     Upon the adoption of Topic 842 on January 1, 2019, the Company de-recognized certain fixed assets under built-to-suite leases due to the conversion of certain build-to-suit leases to operating leases. See Note 1 within the Consolidated Financial Statements.