Form 10-Q
period 2021-03-31
EQUINIX INC
filed 2021-04-30
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
(650) 598-6000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.001	EQIX	The Nasdaq Stock Market LLC
0.250% Senior Notes due 2027		The Nasdaq Stock Market LLC
1.000% Senior Notes due 2033		The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares outstanding of the registrant's Common Stock as of April 29, 2021 was 89,579,906.

EQUINIX, INC.

Summary of Risk Factors
Our business is subject to numerous risks and uncertainties that make an investment in our securities speculative or risky, any one of which could materially adversely affect our results of operations, financial condition or business. These risks include, but are not limited to, those listed below. This list is not complete, and should be read together with the section titled “Risk Factors” in this Quarterly Report on Form 10-Q, as well as the other information in this Quarterly Report on Form 10-Q and the other filings that we make with the U.S. Securities and Exchange Commission (the “SEC”).
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
•Terrorist activity, or other acts of violence, including violence stemming from the current climate of political and economic uncertainty, could adversely impact our business.
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
•Our results of operations may fluctuate.
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
•The anticipated benefits of our joint ventures with GIC Private Limited, Singapore’s sovereign wealth fund (“GIC”), may not be fully realized or take longer to realize than expected.
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
•Government regulation or failure to comply with laws and regulations may adversely affect our business.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
EQUINIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,752,990	$1,604,869
Short-term investments	4,229	4,532
Accounts receivable, net of allowance of $10,641 and $10,677	684,642	676,738
Other current assets	407,856	323,016
Total current assets	2,849,717	2,609,155
Property, plant and equipment, net	14,768,661	14,503,084
Operating lease right-of-use assets	1,405,835	1,475,057
Goodwill	5,387,601	5,472,553
Intangible assets, net	2,092,253	2,170,945
Other assets	812,923	776,047
Total assets	$27,316,990	$27,006,841
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$742,300	$844,862
Accrued property, plant and equipment	351,634	301,155
Current portion of operating lease liabilities	147,164	154,207
Current portion of finance lease liabilities	149,388	137,683
Current portion of mortgage and loans payable	79,902	82,289
Current portion of senior notes	150,003	150,186
Other current liabilities	213,189	354,368
Total current liabilities	1,833,580	2,024,750
Operating lease liabilities, less current portion	1,252,566	1,308,627
Finance lease liabilities, less current portion	1,912,507	1,784,816
Mortgage and loans payable, less current portion	1,229,073	1,287,254
Senior notes, less current portion	9,685,361	9,018,277
Other liabilities	827,228	948,999
Total liabilities	16,740,315	16,372,723
Commitments and contingencies (Note 10)
Equinix stockholders' equity
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 89,890,922 issued and 89,574,510 outstanding in 2021 and 89,462,304 issued and 89,134,252 outstanding in 2020	90	89
Additional paid-in capital	15,166,407	15,028,357
Treasury stock, at cost; 316,412 shares in 2021 and 328,052 shares in 2020	(117,786)	(122,118)
Accumulated dividends	(5,379,693)	(5,119,274)
Accumulated other comprehensive loss	(1,008,848)	(913,368)
Retained earnings	1,916,664	1,760,302
Total Equinix stockholders' equity	10,576,834	10,633,988
Non-controlling interests	(159)	130
Total stockholders' equity	10,576,675	10,634,118
Total liabilities and stockholders' equity	$27,316,990	$27,006,841
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Revenues	$1,596,064	$1,444,542
Costs and operating expenses:
Cost of revenues	811,217	736,282
Sales and marketing	182,827	180,450
General and administrative	301,456	261,597
Transaction costs	1,182	11,530
Loss on asset sales	1,720	1,199
Total costs and operating expenses	1,298,402	1,191,058
Income from operations	297,662	253,484
Interest income	729	4,273
Interest expense	(89,681)	(107,338)
Other income (expense)	(6,950)	5,170
Loss on debt extinguishment	(13,058)	(6,441)
Income before income taxes	188,702	149,148
Income tax expense	(32,628)	(30,191)
Net income	156,074	118,957
Net (income) loss attributable to non-controlling interests	288	(165)
Net income attributable to Equinix	$156,362	$118,792
Earnings per share ("EPS") attributable to Equinix:
Basic EPS	$1.75	$1.39
Weighted-average shares for basic EPS	89,330	85,551
Diluted EPS	$1.74	$1.38
Weighted-average shares for diluted EPS	89,842	86,144
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Net income	$156,074	$118,957
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment ("CTA") loss, net of tax effects of $0 and $0	(295,146)	(413,792)
Net investment hedge CTA gain, net of tax effect of $0 and $0	170,175	144,946
Unrealized gain (loss) on cash flow hedges, net of tax effects of $(7,892) and $(6,367)	29,478	(3,256)
Net actuarial gain on defined benefit plans, net of tax effects of $(5) and $9	12	35
Total other comprehensive loss, net of tax	(95,481)	(272,067)
Comprehensive income (loss), net of tax	60,593	(153,110)
Net (income) loss attributable to non-controlling interests	288	(165)
Other comprehensive loss attributable to non-controlling interests	1	11
Comprehensive income (loss) attributable to Equinix	$60,882	$(153,264)
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Cash flows from operating activities:
Net income	$156,074	$118,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	341,622	287,378
Stock-based compensation	78,350	64,499
Amortization of intangible assets	53,395	48,491
Amortization of debt issuance costs and debt discounts and premiums	3,940	3,460
Provision for credit loss allowance	2,740	3,934
Loss on asset sales	1,720	1,199
Loss on debt extinguishment	13,058	6,441
Other items	7,743	4,484
Changes in operating assets and liabilities:
Accounts receivable	(17,620)	15,306
Income taxes, net	(10,274)	3,697
Other assets	(73,255)	(101,882)
Operating lease right-of-use assets	40,924	38,797
Operating lease liabilities	(36,563)	(35,193)
Accounts payable and accrued expenses	(76,362)	(25,681)
Other liabilities	(94,334)	82,943
Net cash provided by operating activities	391,158	516,830
Cash flows from investing activities:
Purchases of investments	(22,406)	(44,813)
Sales of investments	4,057	5,873
Business acquisitions, net of cash and restricted cash acquired	—	(478,287)
Purchases of real estate	(53,737)	(36,373)
Purchases of other property, plant and equipment	(563,598)	(400,941)
Net cash used in investing activities	(635,684)	(954,541)
Cash flows from financing activities:
Proceeds from employee equity awards	40,034	30,391
Payment of dividends	(263,039)	(233,479)
Proceeds from public offering of common stock, net of issuance costs	—	101,792
Proceeds from senior notes, net of debt discounts	1,290,752	—
Proceeds from mortgage and loans payable	—	250,000
Repayments of finance lease liabilities	(32,584)	(18,977)
Repayments of mortgage and loans payable	(20,186)	(18,501)
Repayment of senior notes	(590,650)	(343,711)
Debt extinguishment costs	(8,521)	(4,619)
Debt issuance costs	(3,152)	—
Net cash provided by (used in) financing activities	412,654	(237,104)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(22,019)	(25,287)
Net increase in cash, cash equivalents and restricted cash	146,109	(700,102)
Cash, cash equivalents and restricted cash at beginning of period	1,625,695	1,886,613
Cash, cash equivalents and restricted cash at end of period	$1,771,804	$1,186,511

Cash and cash equivalents	$1,752,990	$1,171,339
Current portion of restricted cash included in other current assets	9,702	6,483
Non-current portion of restricted cash included in other assets	9,112	8,689
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$1,771,804	$1,186,511
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Equinix, Inc. (collectively with its consolidated subsidiaries referred to as "Equinix," the "Company," "we," "our," or "us") and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. In the preparation of our condensed consolidated financial statements, we have considered potential impacts of the COVID-19 pandemic on our critical and significant accounting estimates. There was no significant impact to our condensed consolidated financial statements. We will continue to evaluate the nature and extent of the potential impacts to our business and our condensed consolidated financial statements.
Our condensed consolidated balance sheet data as of December 31, 2020 has been derived from audited consolidated financial statements as of that date. Our condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For further information, refer to the Consolidated Financial Statements and Notes thereto included in our Form 10-K as filed with the SEC on February 19, 2021. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.
Consolidation
The accompanying unaudited condensed consolidated financial statements include our acquisitions of 12 data center sites across Canada from BCE Inc. ("Bell") from October 1, 2020 and one additional data center site from November 2, 2020, Packet Host, Inc. (“Packet”) from March 2, 2020, and three data centers in Mexico acquired from Axtel S.A.B. de C.V ("Axtel") from January 8, 2020. All intercompany accounts and transactions have been eliminated in consolidation.
Income Taxes
We elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with our 2015 taxable year. As a result, we may deduct the distributions made to our stockholders from taxable income generated by our REIT and qualified REIT subsidiaries ("QRSs"). Our dividends paid deduction generally eliminates the U.S. federal taxable income of our REIT and QRSs, resulting in no U.S. federal income tax due. However, our domestic taxable REIT subsidiaries ("TRSs") are subject to U.S. corporate income taxes on any taxable income generated by them. In addition, our foreign operations are subject to local income taxes regardless of whether the foreign operations are operated as QRSs or TRSs.
We provide for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate is subject to change in the future due to various factors such as our operating performance, tax law changes and future business acquisitions.
Our effective tax rates were 17.3% and 20.2% for the three months ended March 31, 2021 and 2020, respectively.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06: Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock and modifies the disclosure requirement for the convertible instruments. Additionally, this ASU improves the consistency of EPS calculations by eliminating the use of the treasury stock method to calculate diluted EPS for convertible instruments and clarifies certain areas under the current EPS guidance. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted at the beginning of the fiscal year after December 15, 2020. We are currently evaluating the extent of the impact of this ASU, but do not expect the adoption of this standard to have a significant impact on our condensed consolidated financial statements.
Accounting Standards Adopted
In December 2019, FASB issued ASU 2019-12, Income Taxes ("Topic 740"): Simplifying the Accounting for Income Taxes. The ASU simplifies accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also improves consistent application of and simplifies generally accepted accounting principles ("GAAP") for other areas of Topic 740 by clarifying and amending existing guidance. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted including adoption in any interim period for periods for which financial statements have not yet been issued. On January 1, 2021, we adopted this ASU on a prospective basis and the adoption of this standard did not have an impact on our condensed consolidated financial statements.
In March 2020, FASB issued ASU 2020-04, Reference Rate Reform ("Topic 848"): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In addition, FASB issued ASU 2021-01, Reference Rate Reform ("Topic 848"), which clarifies the scope of Topic 848. Collectively, the guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 was effective for all entities as of March 12, 2020 through December 31, 2022 and ASU 2021-01 is effective upon issuance. We adopted these ASUs upon their respective issuances and there was no impact on our condensed consolidated financial statements as a result of adopting the guidance. We will evaluate our debt, derivative and lease contracts that may become eligible for modification relief and may apply the elections prospectively as needed.
2. Revenue
Contract Balances
The following table summarizes the opening and closing balances of our accounts receivable, net; contract asset, current; contract asset, non-current; deferred revenue, current; and deferred revenue, non-current (in thousands):

	Accounts receivable, net (1)	Contract assets, current	Contract assets, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2021	$676,738	$13,534	$54,050	$101,258	$71,242
Closing balances as of March 31, 2021	684,642	29,671	50,546	105,283	64,648
Increase (Decrease)	$7,904	$16,137	$(3,504)	$4,025	$(6,594)

(1) The net change in our allowance for credit losses was insignificant during the three months ended March 31, 2021.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The difference between the opening and closing balances of our accounts receivable, net, contract assets and deferred revenues primarily results from revenue growth and the timing difference between the satisfaction of our performance obligation and the customer's payment. The amount of revenue recognized during the three months ended March 31, 2021 from the opening deferred revenue balance as of January 1, 2021 was $36.4 million.
Remaining performance obligations
As of March 31, 2021, approximately $8.2 billion of total revenues, including deferred installation revenues, are expected to be recognized in future periods, the majority of which will be recognized over the next 24 months. While initial contract terms vary in length, substantially all contracts thereafter automatically renew in one-year increments. Included in the remaining performance obligations is either 1) remaining performance obligations under the initial contract terms or 2) remaining performance obligations related to contracts in the renewal period once the initial terms have lapsed. The remaining performance obligations do not include variable consideration related to unsatisfied performance obligations such as the usage of metered power, service fees from xScaleTM data centers, which are calculated based on future events or actual costs incurred in the future, or any contracts that could be terminated without any significant penalties such as the majority of interconnection revenues. The remaining performance obligations above include revenues to be recognized in the future related to arrangements where we are considered the lessor.
3.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Net income	$156,074	$118,957
Net (income) loss attributable to non-controlling interests	288	(165)
Net income attributable to Equinix	$156,362	$118,792

Weighted-average shares used to calculate basic EPS	89,330	85,551
Effect of dilutive securities:
Employee equity awards	512	593
Weighted-average shares used to calculate diluted EPS	89,842	86,144

EPS attributable to Equinix:
Basic EPS	$1.75	$1.39
Diluted EPS	$1.74	$1.38
We have excluded common stock related to employee equity awards in the diluted EPS calculation above of approximately 148,000 shares and 45,000 shares for the three months ended March 31, 2021 and 2020, respectively, because their effect would be anti-dilutive.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
4.    Acquisitions
2020 Acquisitions
Acquisition of Bell Data Centers (the "Bell Acquisition")
On October 1, 2020, we completed the acquisition of 12 data center sites across Canada from Bell, with one additional data center in Ottawa Canada acquired on November 2, 2020, for a total combined purchase consideration of approximately C$934.3 million, or $704.0 million at the exchange rates in effect on those dates. The acquisition supports our ongoing expansion to meet customer demand in Canada.
Acquisition of Packet (the "Packet Acquisition")
On March 2, 2020, we acquired all outstanding shares and equity awards of Packet Host, Inc. (“Packet”), a leading bare metal automation platform for a total purchase consideration of approximately $290.3 million in cash. In addition, we paid $16.1 million in cash to accelerate the vesting of unvested Packet equity awards for certain Packet employees, which was recorded as stock-based compensation expense during the three months ended March 31, 2020. In connection with the acquisition, we also issued restricted stock awards with an aggregated fair value of $30.2 million and a three-year vesting period, which will be recognized as stock-based compensation costs over the vesting period. The acquisition, combined with Equinix MetalTM, is expected to accelerate our strategy to help enterprises deploy hybrid multicloud architectures on our data center platform.
Acquisition of data centers from Axtel (the "Axtel Acquisition")
On January 8, 2020, we completed the acquisition of three data centers in Mexico from Axtel S.A.B. de C.V. (“Axtel”) for a total purchase consideration of approximately $189.0 million, including $175.0 million in cash and $14.0 million we paid to the seller for recoverable value-added taxes ("VAT") incurred prior to the acquisition, which related to a corresponding VAT receivable acquired upon acquisition. The acquisition supports our ongoing expansion to meet customer demand in our Americas region.
Purchase price allocation
Each of these acquisitions constitute a business under the accounting standard for business combinations and, therefore, were accounted for as business combinations using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price is allocated to the assets acquired and liabilities assumed measured at fair value on the date of acquisition.
As of March 31, 2021, we continued to review the detailed valuation analysis to derive the fair value of assets acquired and liabilities assumed from the Bell Acquisition, including property, plant and equipment, intangible assets and the related tax impacts; therefore, the purchase price allocation is based on provisional estimates and subject to continuing management analysis.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
A summary of the allocation of total purchase consideration is presented as follows (in thousands):

	Bell (1)	Packet	Axtel
	Provisional	Final
Cash and cash equivalents	$—	$1,068	$—
Accounts receivable	—	5,098	—
Other current assets	696	299	14,048
Property, plant and equipment	538,717	27,945	76,407
Operating lease right-of-use assets	14,359	1,519	1,646
Intangible assets	75,857	58,500	22,750
Goodwill	172,387	230,620	78,902
Deferred tax and other assets	722	138	—
Total assets acquired	802,738	325,187	193,753
Accounts payable and accrued liabilities	(895)	(1,275)	(238)
Other current liabilities	—	(860)	—
Operating lease liabilities	(13,340)	(1,519)	(1,586)
Finance lease liabilities	(80,026)	(27,945)	—
Deferred tax and other liabilities	(4,495)	(3,290)	(2,911)
Net assets acquired	$703,982	$290,298	$189,018

(1)For the Bell Acquisition, the purchase price allocation adjustments since the provisional amounts reported as of December 31, 2020 were not significant.
Property, plant and equipment - The fair values of property, plant and equipment acquired from these three acquisitions were estimated by applying the cost approach, with the exception of land, which we estimated by applying the market approach. The key assumptions of the cost approach include replacement cost new, physical deterioration, functional and economic obsolescence, economic useful life, remaining useful life, age and effective age.
Intangible assets - The following table presents certain information on the acquired intangible assets (in thousands):

Intangible Assets	Fair Value	Estimated Useful Lives (Years)	Weighted-average Estimated Useful Lives (Years)
Bell:
Customer relationships	$75,857	15.0	15.0
Packet:
Trade names	1,300	3.0	3.0
Existing technology	5,100	3.0	3.0
Customer relationships	52,100	10.0	10.0
Axtel:
Customer relationships	22,750	15.0	15.0
The fair values of customer relationships acquired from these acquisitions were estimated from applying an income approach, by calculating the present value of estimated future operating cash flows generated from existing customers less costs to realize the revenue. We applied a discount rate of 8.0% for Bell, 8.0% for Packet and 13.3% for Axtel, which reflects the nature of the assets as they relate to the risk and uncertainty of the estimated future operating cash flows, as well as the risk of the country within which the acquired business operates.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The fair value of the Packet trade name was estimated using the relief from royalty method under the income approach. We applied a relief from royalty rate of 1.0% and a discount rate of 8.0%. The fair value of existing technology was estimated under the cost approach by projecting the cost to recreate a new asset with an equivalent utility of the existing technology. The key assumptions of the cost approach include total cost, time to recreate and functional obsolescence.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill is attributable to the workforce of the acquired business and the projected revenue increase expected to arise from future customers after these acquisitions. Goodwill from these acquisitions is attributable to our Americas region. Goodwill from the Bell Acquisition is expected to be deductible for local tax purposes while goodwill from the Packet and Axtel Acquisitions are not amortizable for local tax purposes.
Revenues and net income and loss from operations
The operating results of these three acquisitions are reported in our Americas region following the date of acquisition. During the three months ended March 31, 2021, our results of operations include $48.5 million of revenues and $9.0 million of net loss from operations from the Bell, Packet and Axtel Acquisitions.
Pending Acquisition of GPX India
On August 7, 2020, we entered into an agreement to purchase the India operations of GPX Global Systems, Inc. ("GPX India"), representing two data centers in Mumbai, India for approximately $161.0 million in an all-cash transaction (the “GPX India Acquisition”). The GPX India Acquisition is expected to close in the second quarter of 2021, subject to customary closing conditions including regulatory approval. Upon the close of the acquisition, the operating results of the acquired business will be reported in our Asia-Pacific region.
5.    Equity Method Investments
The following table summarizes the equity method investments (in thousands):

Investee	Ownership Percentage	March 31, 2021	December 31, 2020
EMEA Joint Venture with GIC	20%	$105,532	$101,892
Asia-Pacific Joint Venture with GIC	20%	50,347	43,432
Other	Various	16,517	17,747
Total		$172,396	$163,071

EMEA Joint Venture
In 2019, we entered into a joint venture in the form of a limited liability partnership with GIC Private Limited, Singapore's sovereign wealth fund ("GIC") (the "EMEA Joint Venture"), to develop and operate xScale™ data centers in Europe. The EMEA Joint Venture is not a variable interest entity ("VIE") because its equity investors have the characteristics of a controlling financial interest and it is sufficiently capitalized to sustain its operations, requiring additional funding from its partners only when expanding operations. During the three months ended March 31, 2021, we made additional equity contributions of $7.1 million to the EMEA Joint Venture. Our share of income and losses of equity method investments from this joint venture, which is attributable to our EMEA region, was insignificant for the three months ended March 31, 2021 and 2020 and was included in other income on the condensed consolidated statement of operations.
We committed to make future equity contributions to the EMEA Joint Venture for funding its future development. As of March 31, 2021, we had future equity contribution commitments of $24.9 million.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Variable Interest Entity
Asia-Pacific Joint Venture
On December 17, 2020, we entered into a second joint venture with GIC (the "Asia-Pacific Joint Venture") to develop and operate xScale™ data centers in Asia-Pacific. We provide certain management services to the Asia-Pacific Joint Venture operations and earn fees based on those services and performance. The Asia-Pacific Joint Venture requires additional funding from its partners in order to sustain its current operations. As a result, it was determined to be a VIE. The power to direct the activities of the Asia-Pacific Joint Venture that most significantly impact economic performance is shared equally by both partners. These activities include data center construction and operations, sales and marketing, financing, and real estate purchases or sales. Decisions about these activities require the consent of both GIC and us. We concluded that neither party is deemed to have predominant control over the Asia-Pacific Joint Venture and neither party is its primary beneficiary. Upon closing the Asia-Pacific Joint Venture, we recorded our initial 20% partnership interest at fair value of $42.6 million in total at the exchange rate in effect on December 17, 2020. During the three months ended March 31, 2021, we made additional equity contributions of $11.2 million to the Asia-Pacific Joint Venture. For the three months ended March 31, 2021, our share of income and losses of equity method investments from this joint venture, which was attributable to our Asia-Pacific region, was not significant and was included in other income on the condensed consolidated statement of operations.
In addition to the investment in the Asia-Pacific Joint Venture, we also had $14.2 million of receivables from the Asia-Pacific Joint Venture relating to purchase price adjustments on the sale of data center assets as well as amounts due under commercial service agreements, which were presented within accounts receivable, net on the condensed consolidated balance sheet as of March 31, 2021. During the three months ended March 31, 2021, the total revenue recorded from these services was insignificant.
Concurrent with the closing of the Asia-Pacific Joint Venture, the Asia-Pacific Joint Venture entered into a credit facility agreement and a bond agreement with a group of lenders for secured debt facilities of $305.2 million in total at the exchange rate in effect on December 31, 2020. The Asia-Pacific Joint Venture’s debt is secured by net assets of the Asia-Pacific Joint Venture and is without recourse to the partners. Under the Asia-Pacific Joint Venture agreement and pursuant to the credit facility and bond agreements, both our joint venture partner GIC and us are also required to make additional equity contributions proportionately upon occurrences such as an interest shortfall, cost-overrun or a capital shortfall needed to complete certain construction phases.
We committed to make future equity contributions to the Asia-Pacific Joint Venture for funding its future development. As of March 31, 2021, we had future equity contribution commitments of $7.8 million.
Our maximum exposure to loss related to this unconsolidated VIE is limited to our equity investments in the VIE, outstanding receivables including any unpaid service and performance fees earned, and future funding commitments including those that may be required pursuant to the credit facility and bond agreements. As of March 31, 2021, our maximum exposure to loss related to the Asia-Pacific Joint Venture was approximately $72.3 million.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Related Party Transactions
In connection with the sale of the PA9 data center to the EMEA Joint Venture, we also have a commitment to the EMEA Joint Venture to complete a residual portion of the PA9 center for an estimated cost of $22.4 million in total, which is reimbursable in full upon completion. As March 31, 2021, we had contract assets, current of $17.1 million, in relation to the progress in completing this commitment.
The contingent consideration from the sales of xScaleTM data centers to the EMEA Joint Venture are considered derivatives and are remeasured at fair value each reporting period using inputs such as probabilities of payment, discount rates, foreign currency forward rates and projected payment dates. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements. As of March 31, 2021 and December 31, 2020, the total fair value of the contingent consideration was $42.4 million and $44.2 million, respectively, which was included in other current assets on the condensed consolidated balance sheets. Changes in the fair value of the contingent consideration were recorded in gain (loss) on asset sales on the condensed consolidated statement of operations.
We also have a sub-lease agreement with the EMEA Joint Venture to sub-lease a portion of London ("LD") 10-2 data center or former LD10 data center, for a total of 15 years. For the three months ended March 31, 2021 and 2020, we recorded approximately $4.5 million and $3.4 million, respectively, of rent expense for the LD10-2 data center. As of March 31, 2021 and December 31, 2020, we had a finance lease ROU assets of $128.2 million and $127.2 million, respectively and a finance lease ROU liability of $ 132.5 million and $130.8 million, respectively.
We provide various services to the EMEA Joint Venture through multiple agreements, including sales and marketing, development management, facilities management, and asset management services. As of March 31, 2021 and December 31, 2020, we had $7.7 million and $6.5 million, respectively, of total receivables from the EMEA Joint Ventures. For the three months ended March 31, 2021 and 2020, total revenues from these contracts were $7.2 million and $4.6 million, respectively. The transactions with the EMEA Joint Venture are generally considered to have been negotiated arm's length.
Additionally, we have an agreement to lease to the EMEA Joint Venture a portion of land for the Frankfurt 9 xScaleTM data center and a new building that is under construction on the land. As of March 31, 2021, the lease has not commenced yet and we recorded approximately $17.2 million of other liabilities in connection with the construction of the Frankfurt 9 xScaleTM data center.
As previously described above, we provide various services to the Asia-Pacific Joint Venture, including portfolio management, sales and marketing, development, and facilities management services, which give rise receivables. The transactions with the Asia-Pacific Joint Venture are generally considered to have been negotiated arm's length.
6.    Derivatives and Hedging Activities
Derivatives Designated as Hedging Instruments
Net Investment Hedges. We are exposed to the impact of foreign exchange rate fluctuations on the value of investments in our foreign subsidiaries whose functional currencies are other than the U.S. Dollar. In order to mitigate the impact of foreign currency exchange rates, we have entered into various foreign currency debt obligations, which are designated as hedges against our net investments in foreign subsidiaries. As of March 31, 2021 and December 31, 2020, the total principal amounts of foreign currency debt obligations designated as net investment hedges were $2.2 billion and $1.9 billion, respectively.
We also use cross-currency interest rate swaps to hedge a portion of our net investment in our European operations. As of both March 31, 2021 and December 31, 2020, U.S. Dollar to Euro cross-currency interest rate swap contracts with a total notional amount of $3.3 billion were outstanding, with maturity dates from April 2022 to November 2026. At maturity of each outstanding contract, we will receive U.S. Dollars from and pay Euros to the contract counterparty. During the term of each contract, we receive interest payments in U.S. Dollars and make interest payments in Euros based on a notional amount and fixed interest rates determined at contract inception.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
From time to time, we use foreign currency forward contracts to hedge against the effect of foreign exchange rate fluctuations on a portion of our net investment in our foreign subsidiaries. As of both March 31, 2021 and December 31, 2020, the total notional amount of foreign currency forward contracts designated as net investment hedges was $355.6 million.
The effect of net investment hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended March 31,
		2021	2020
Foreign currency debt		$68,740	$99,102
Cross-currency interest rate swaps (included component) (1)		141,228	14,140
Cross-currency interest rate swaps (excluded component) (2)		(40,529)	31,704
Foreign currency forward contracts (included component) (1)		708	—
Foreign currency forward contracts (excluded component) (3)		28	—
Total		$170,175	$144,946

Amount of gain or (loss) recognized in earnings:
	Location of gain or (loss)	Three Months Ended March 31,
		2021	2020
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$10,049	$5,089
Foreign currency forward contracts (excluded component) (3)	Interest expense	164	—
Total		$10,213	$5,089

(1)Included component represents foreign exchange spot rates.
(2)Excluded component represents cross-currency basis spread and interest rates.
(3)Excluded component represents foreign currency forward points.
Cash Flow Hedges. We hedge our foreign currency translation exposure for forecasted revenues and expenses in our EMEA region between the U.S. Dollar and the British Pound, Euro, Swedish Krona and Swiss Franc. The foreign currency forward and option contracts that we use to hedge this exposure are designated as cash flow hedges. As of March 31, 2021 and December 31, 2020, the total notional amounts of these foreign exchange contracts were $989.0 million and $912.9 million, respectively.
As of March 31, 2021, our foreign currency cash flow hedge instruments had maturity dates ranging from April 2021 to December 2022 and we recorded a net loss of $18.9 million within accumulated other comprehensive income (loss) relating to these foreign exchange contracts that will be reclassified to revenues and expenses as they mature in the next 12 months. As of December 31, 2020, our foreign currency cash flow hedge instruments had maturity dates ranging from January 2021 to December 2022 and we recorded a net loss of $35.4 million within accumulated other comprehensive income (loss) relating to cash flow hedges that will be reclassified to revenues and expenses as they mature in the next 12 months.
We enter into intercompany hedging instruments ("intercompany derivatives") with our wholly-owned subsidiaries in order to hedge certain forecasted revenues and expenses denominated in currencies other than the U.S. Dollar. Simultaneously, we enter into derivative contracts with unrelated third parties to externally hedge the net exposure created by such intercompany derivatives.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
We hedge the interest rate exposure created by anticipated fixed rate debt issuances through the use of treasury locks and swap locks (collectively, interest rate locks), which are designated as cash flow hedges. As of March 31, 2021, the total notional amount of interest rate locks outstanding was $725.0 million. As of December 31, 2020, we had no interest rate locks outstanding. During the three months ended March 31, 2021, we had no settled interest rate locks. When interest rate locks are settled, any gain or loss from the transactions is deferred and included as a component of other comprehensive income (loss) and is amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term of the interest rate locks. As of March 31, 2021 and December 31, 2020, we recorded a net loss of $3.6 million and $4.1 million, respectively, within accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months for interest rate locks.
The effect of cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended March 31,
		2021	2020
Foreign currency forward and option contracts (included component) (1)		$31,374	$28,025
Foreign currency option contracts (excluded component) (2)		196	1,318
Interest rate locks		5,801	(26,232)
Total		$37,371	$3,111

Amount of gain or (loss) reclassified from accumulated other comprehensive income to income:
		Three Months Ended March 31,
	Location of gain or (loss)	2021	2020
Foreign currency forward contracts	Revenues	$(12,969)	$21,219
Foreign currency forward contracts	Costs and operating expenses	7,204	(11,000)
Interest rate locks	Interest Expense	(805)	168
Total		$(6,570)	$10,387

Amount of gain or (loss) excluded from effectiveness testing included in income:
		Three Months Ended March 31,
	Location of gain or (loss)	2021	2020
Foreign currency option contracts (excluded component) (2)	Revenues	$(181)	$(521)
Total		$(181)	$(521)

(1)Included component represents foreign exchange spot rates.
(2)Excluded component represents option's time value.
Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. We are deemed to have foreign currency forward contracts embedded in certain of our customer agreements that are priced in currencies different from the functional or local currencies of the parties involved. These embedded derivatives are separated from their host contracts and carried on our balance sheet at their fair value. The majority of these embedded derivatives arise as a result of our foreign subsidiaries pricing their customer contracts in U.S. Dollars.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Economic Hedges of Embedded Derivatives. We use foreign currency forward contracts to manage the foreign exchange risk associated with our customer agreements that are priced in currencies different from the functional or local currencies of the parties involved ("economic hedges of embedded derivatives"). Foreign currency forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date.
Foreign Currency Forward Contracts. We also use foreign currency forward contracts to manage the foreign exchange risk associated with certain foreign currency-denominated monetary assets and liabilities. As a result of foreign currency fluctuations, the U.S. Dollar equivalent values of our foreign currency-denominated monetary assets and liabilities change. Gains and losses on these contracts are included in other income (expense), on a net basis, along with the foreign currency gains and losses of the related foreign currency-denominated monetary assets and liabilities associated with these foreign currency forward contracts. As of March 31, 2021 and December 31, 2020, the total notional amounts of these foreign currency contracts were $5.9 billion and $3.4 billion, respectively.
The following table presents the effect of derivatives not designated as hedging instruments in our condensed consolidated statements of operations (in thousands):

Amount of gain or (loss) recognized in earnings:
		Three Months Ended March 31,
	Location of gain or (loss)	2021	2020
Embedded derivatives	Revenues	$4,495	$7,451
Economic hedge of embedded derivatives	Revenues	(4,213)	(7,902)
Foreign currency forward contracts	Other income (expense)	56,800	133,824
Total		$57,082	$133,373

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Fair Value of Derivative Instruments
The following table presents the fair value of derivative instruments recognized in our condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Designated as hedging instruments:
Cash flow hedges
Foreign currency forward and option contracts	$7,832	$28,869	$351	$52,804
Interest rate locks	4,996	—	—	—
Net investment hedges
Cross-currency interest rate swaps	8,259	100,499	—	192,939
Foreign currency forward contracts	—	22,011	—	17,041
Total designated as hedging	21,087	151,379	351	262,784

Not designated as hedging instruments:
Embedded derivatives	5,324	1,604	3,255	3,858
Economic hedges of embedded derivatives	—	2,223	4,372	12
Foreign currency forward contracts	50,919	9,644	3,721	133,805
Total not designated as hedging	56,243	13,471	11,348	137,675
Total Derivatives	$77,330	$164,850	$11,699	$400,459

(1)As presented in our condensed consolidated balance sheets within other current assets and other assets.
(2)As presented in our condensed consolidated balance sheets within other current liabilities and other liabilities.
Offsetting Derivative Assets and Liabilities
We present our derivative instruments and the accrued interest related to cross-currency interest rate swaps at gross fair values in the condensed consolidated balance sheets. We enter into master netting agreements with our counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default. For presentation on the condensed consolidated balance sheets, we do not offset fair value amounts recognized for derivative instruments or the accrued interest related to cross-currency interest rate swaps under master netting arrangements. The following table presents information related to these offsetting arrangements as of March 31, 2021 and December 31, 2020 (in thousands):

	Gross Amounts Offset in Consolidated Balance Sheet
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Net Amounts	Gross Amounts not Offset in the Balance Sheet	Net
March 31, 2021
Derivative assets	$105,185	$—	$105,185	$(86,858)	$18,327
Derivative liabilities	181,461	—	181,461	(86,858)	94,603

December 31, 2020
Derivative assets	$38,447	$—	$38,447	$(35,100)	$3,347
Derivative liabilities	415,628	—	415,628	(35,100)	380,528

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
7.    Fair Value Measurements
We perform fair value measurements in accordance with ASC 820, Fair Value Measurement, which establishes three levels of inputs that we use to measure fair value:
•Level 1: quoted prices in active markets for identical assets or liabilities.
•Level 2: observable inputs (e.g. spot rates and other data from the third-party pricing vendors for our derivative instruments) other than quoted market prices included within Level 1 that are observable, either directly or indirectly, for the assets or liabilities.
•Level 3: unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities.
Our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	As of March 31, 2021			As of December 31, 2020
	Fair Value	Fair Value Measurement Using		Fair Value	Fair Value Measurement Using
		Level 1	Level 2		Level 1	Level 2
Assets:
Money market and deposit accounts	$587,615	$587,615	$—	$611,071	$611,071	$—
Publicly traded equity securities	153	153	—	159	159	—
Certificates of deposit	4,076	—	4,076	4,373	—	4,373
Derivative instruments (1)	77,330	—	77,330	11,699	—	11,699
Total	$669,174	$587,768	$81,406	$627,302	$611,230	$16,072
Liabilities:
Derivative instruments (1)	$164,850	$—	$164,850	$400,459	$—	$400,459

(1)Amounts are included within other current assets, other assets, others current liabilities and other liabilities in the condensed consolidated balance sheets.
We did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.
Other than the contingent consideration related to the EMEA Joint Venture as described in Note 5 above, we did not have any Level 3 financial assets or financial liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
8.    Leases
Significant Lease Transactions
The following table summarizes the significant lease transactions during the three months ended March 31, 2021 (in millions):

			Renewal/Termination Options Excluded (1)		Net Incremental (2)
Lease	Quarter	Transaction		Lease Classification	ROU assets	ROU liabilities
Silicon Valley 8 ("SV8") data center lease extended (3)	Q1	Extended lease term by 16 years	Two 10-year renewal options	Finance Lease	$98.1	$100.0
				Operating Lease	(13.7)	(15.6)
Hong Kong 3 ("HK3") data center lease extended (3)	Q1	Extended lease by 10 years, which included a 5-year renewal option	N/A	Finance Lease - Building	38.0	38.0
				Operating Lease - Land	6.6	6.6

(1) These renewal/termination options are not included in determining the lease terms as we are not reasonably certain to exercise them at this time.
(2) The net incremental amounts represent the adjustments to the right of use ("ROU") assets and liabilities recorded during the quarter that the transactions were entered.
(3) These leases had components previously classified as operating leases.
Lease Expenses
The components of lease expenses are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Finance lease cost
Amortization of ROU assets (1)	$36,128	$25,166
Interest on lease liabilities	30,193	27,825
Total finance lease cost	66,321	52,991

Operating lease cost	56,454	53,791
Variable lease cost	8,040	2,582
Total lease cost	$130,815	$109,364

(1) Amortization of ROU assets is included with depreciation expense, and is recorded within cost of revenues, sales and marketing and general and administrative expenses in the condensed consolidated statements of operations.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Other Information
Other information related to leases is as follows (in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$28,399	$26,967
Operating cash flows from operating leases	52,092	51,985
Financing cash flows from finance leases	32,584	18,977

ROU assets obtained in exchange for lease obligations: (1)
Finance leases	$186,981	$115,274
Operating leases	(1,948)	6,612

	As of March 31, 2021	As of December 31, 2020
Weighted-average remaining lease term - finance leases (2)	14 years	14 years
Weighted-average remaining lease term - operating leases (2)	12 years	12 years
Weighted-average discount rate - finance leases	7%	7%
Weighted-average discount rate - operating leases	4%	4%
Finance lease assets (3)	$1,816,380	$1,688,032

(1) Represents all non-cash changes in ROU assets.
(2) Includes lease renewal options that are reasonably certain to be exercised.
(3) As of March 31, 2021 and December 31, 2020, we recorded accumulated amortization of finance lease assets of $626.8 million and $604.1 million, respectively. Finance lease assets are recorded within property, plant and equipment, net on the condensed consolidated balance sheets.
Maturities of Lease Liabilities
Maturities of lease liabilities as of March 31, 2021 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2021 (9 months remaining)	$139,653	$183,906	$323,559
2022	196,704	231,600	428,304
2023	181,741	226,851	408,592
2024	168,996	224,965	393,961
2025	160,384	221,551	381,935
Thereafter	1,037,936	2,084,622	3,122,558
Total lease payments	1,885,414	3,173,495	5,058,909
Plus amount representing residual property value	—	16,363	16,363
Less imputed interest	(485,684)	(1,127,963)	(1,613,647)
Total	$1,399,730	$2,061,895	$3,461,625
We entered into agreements with various landlords primarily to lease data center spaces and ground leases which have not yet commenced as of March 31, 2021. These leases will commence between year 2021 and 2023, with lease terms of 10 to 47 years and total lease commitments of approximately $566.6 million.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
9.    Debt Facilities
Mortgage and Loans Payable
As of March 31, 2021 and December 31, 2020, our mortgage and loans payable consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Term loans	$1,234,094	$1,292,067
Mortgage payable and loans payable	75,842	78,903
	1,309,936	1,370,970
Less amount representing unamortized debt discount and debt issuance cost	(2,706)	(3,288)
Add amount representing unamortized mortgage premium	1,745	1,861
	1,308,975	1,369,543
Less current portion	(79,902)	(82,289)
Total	$1,229,073	$1,287,254
Senior Credit Facility - Revolving Facility
In 2017, we entered into a credit agreement with a group of lenders for a $3.0 billion credit facility ("Senior Credit Facility"), comprised of a $2.0 billion senior unsecured multicurrency revolving credit facility ("Revolving Facility") and an approximately $1.0 billion senior unsecured multicurrency term loan facility (the "Term Loan Facility"). The credit agreement was subsequently amended to provide an additional senior unsecured term loan in Japanese yen for approximately $424.7 million at the exchange rate effective on the transaction date. The Term Loan Facility bears interest at a rate based on LIBOR plus a margin that can vary from 1.00% to 1.70%. We are required to repay the Term Loan Facility at a rate of 5% of the original principal amount per annum with the remaining balance to be repaid in full at the maturity of the Senior Credit Facility on December 12, 2022. As of March 31, 2021 and December 31, 2020, the total amounts outstanding under the Term Loan Facility, net of debt issuance costs, were $1.2 billion and $1.3 billion, respectively.
The Revolving Facility allows us to borrow, repay and reborrow over its term. The Revolving Facility provides a sublimit for the issuance of letters of credit of up to $250.0 million at any one time. In March 2020, we borrowed a total of $250.0 million under the Revolving Facility, which was fully repaid in May 2020. As of March 31, 2021, we had 37 irrevocable letters of credit totaling $75.7 million issued and outstanding under the Revolving Facility and the amount available to us to borrow under the Revolving Facility was approximately $1.9 billion as of March 31, 2021.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Senior Notes
As of March 31, 2021 and December 31, 2020, our senior notes consisted of the following (in thousands):

	March 31, 2021		December 31, 2020
	Amount	Effective Rate	Amount	Effective Rate
5.000% Infomart Senior Notes	$150,000	4.51%	$150,000	4.51%
2.625% Senior Notes due 2024	1,000,000	2.79%	1,000,000	2.79%
1.250% Senior Notes due 2025	500,000	1.46%	500,000	1.46%
1.000% Senior Notes Due 2025	700,000	1.18%	700,000	1.18%
2.900% Senior Notes due 2026	600,000	3.04%	600,000	3.04%
2.875% Euro Senior Notes due 2026	—	—%	611,050	3.04%
0.250% Euro Senior Notes due 2027	586,750	0.45%	—	—%
1.800% Senior Notes due 2027	500,000	1.96%	500,000	1.96%
5.375% Senior Notes due 2027	1,250,000	5.51%	1,250,000	5.51%
1.550% Senior Notes due 2028	650,000	1.67%	650,000	1.67%
3.200% Senior Notes due 2029	1,200,000	3.30%	1,200,000	3.30%
2.150% Senior Notes due 2030	1,100,000	2.27%	1,100,000	2.27%
1.000% Euro Senior Notes due 2033	704,100	1.18%	—	—%
3.000% Senior Notes due 2050	500,000	3.09%	500,000	3.09%
2.950% Senior Notes due 2051	500,000	3.00%	500,000	3.00%
	9,940,850		9,261,050
Less amount representing unamortized debt issuance cost	(105,489)		(92,773)
Add amount representing unamortized debt premium	3		186
	9,835,364		9,168,463
Less current portion	(150,003)		(150,186)
Total	$9,685,361		$9,018,277

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
0.250% Euro Senior Notes due 2027 and 1.000% Euro Senior Notes due 2033
On March 10, 2021, we issued €500.0 million, or approximately $594.9 million in U.S. dollars, at the exchange rate in effect on March 10, 2021, aggregate principal amount of 0.250% senior notes due March 15, 2027 (the "2027 Euro Notes") and €600.0 million, or approximately $713.8 million in U.S. dollars, at the exchange rate in effect on March 10, 2021, aggregate principal amount of 1.000% senior notes due March 15, 2033 (the "2033 Euro Notes").
Interest on the notes is payable annually in arrears on March 15 of each year, commencing on March 15, 2022. Total debt issuance costs and debt discounts related to the 2027 Euro Notes and the 2033 Euro Notes were $7.0 million and $14.1 million, respectively.
Redemption of 2.875% Euro Senior Notes due 2026
On March 24, 2021, using a portion of the net cash proceeds from the new 2027 Euro Senior Notes and 2033 Euro Senior Notes, we redeemed the remaining outstanding 2.875% Euro Senior Notes due 2026 for $590.7 million in U.S. dollars, at the exchange rate in effect on March 24, 2021. In connection with the redemption, we incurred $13.2 million of loss on debt extinguishment, including $8.5 million in redemption premium that was paid in cash and $4.7 million related to the write-off of unamortized debt issuance costs, during the three months ended March 31, 2021.
Maturities of Debt Instruments
The following table sets forth maturities of our debt, including mortgage and loans payable, and senior notes, gross of debt issuance costs, debt discounts and debt premiums, as of March 31, 2021 (in thousands):

Years ending:
2021 (9 months remaining)	$209,968
2022	1,214,144
2023	6,778
2024	1,006,322
2025	1,204,665
Thereafter	7,610,654
Total	$11,252,531
Fair Value of Debt Instruments
The following table sets forth the estimated fair values of our mortgage and loans payable and senior notes, including current maturities, as of (in thousands):

	March 31, 2021	December 31, 2020
Mortgage and loans payable	$1,316,062	$1,379,129
Senior notes	9,915,009	9,705,486
The fair values of the mortgage and loans payable and 5.000% Infomart Senior Notes, which are not publicly traded, were estimated by considering our credit rating, current rates available to us for debt of the same remaining maturities and terms of the debt (Level 2). The fair value of the senior notes, which are traded in the public debt market, was based on quoted market prices (Level 1).

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Interest Charges
The following table sets forth total interest costs incurred, and total interest costs capitalized for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest expense	$89,681	$107,338
Interest capitalized	6,108	6,031
Interest charges incurred	$95,789	$113,369
Total interest paid in cash, net of capitalized interest, during the three months ended March 31, 2021 and 2020 was $94.9 million and $119.9 million, respectively.
10.    Commitments and Contingencies
Purchase and Other Commitments
As a result of our various IBX data center expansion projects, as of March 31, 2021, we were contractually committed for approximately $1.3 billion of unaccrued capital expenditures, primarily for IBX infrastructure equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to our customers for installation. We also had numerous other, non-capital purchase commitments in place as of March 31, 2021, such as commitments to purchase power in select locations through the remainder of 2021 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2021 and thereafter. Such other miscellaneous purchase commitments totaled approximately $1.3 billion as of March 31, 2021. In addition, we entered into lease agreements in various locations that have not yet commenced as of March 31, 2021. For further information on equity contribution commitments and lease commitments, see Note 5 and Note 8, respectively, above.
Contingent Liabilities
We estimate our exposure on certain liabilities, such as indirect and property taxes, based on the best information available at the time of determination. With respect to real and personal property taxes, we record what we can reasonably estimate based on prior payment history, assessed value by the assessor's office, current landlord estimates or estimates based on current or changing fixed asset values in each specific municipality, as applicable. However, there are circumstances beyond our control whereby the underlying value of the property or basis for which the tax is calculated on the property may change, such as a landlord selling the underlying property of one of our IBX data center leases or a municipality changing the assessment value in a jurisdiction and, as a result, our property tax obligations may vary from period to period. Based upon the most current facts and circumstances, we make the necessary property tax accruals for each of our reporting periods. However, revisions in our estimates of the potential or actual liability could materially impact our financial position, results of operations or cash flows.
Our indirect and property tax filings in various jurisdictions are subject to examination by local tax authorities. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no certainty that additional taxes will not be due upon audit of our tax returns or as a result of further changes to the tax laws and interpretations thereof. For example, we are currently undergoing an audit and appealing the tentative assessment in Brazil. The final settlement of the audit and the outcome of the appeal are uncertain and may not be resolved in our favor. We regularly assess the likelihood of adverse outcomes resulting from these examinations and appeals that would affect the adequacy of our tax accruals for each of the reporting periods. If any issues arising from the tax examinations and appeals are resolved in a manner inconsistent with our expectations, the revision of the estimates of the potential or actual liabilities could materially impact our financial position, results of operations, or cash flows.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Indemnification and Guarantor Arrangements
As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that could limit our exposure and enable us to recover a portion of any future amounts paid. As a result of our insurance policy that could limit our exposure and enable us to recover some or all of amounts paid, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of March 31, 2021.
We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our offerings. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. We have no liabilities recorded for these agreements as of March 31, 2021.
We enter into arrangements with our business partners, whereby the business partner agrees to provide services as a subcontractor for our installations. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that could enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. We have no liabilities recorded for these agreements as of March 31, 2021.
We have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage in our IBX data centers, whether or not within our control, could result in service level commitments to these customers. Our liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results. We generally have the ability to determine such service level credits prior to the associated revenue being recognized. We do not have significant liabilities in connection with service level credits as of March 31, 2021.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
11.    Stockholders' Equity
Stockholders' Equity Rollforward
The following tables provide a rollforward of our stockholders' equity for the three months ended March 31, 2021 and 2020 (in thousands, except share and per share data):

							AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	89,462,304	$89	(328,052)	$(122,118)	$15,028,357	$(5,119,274)	$(913,368)	$1,760,302	$10,633,988	$130	$10,634,118
Net income	—	—	—	—	—	—	—	156,362	156,362	(288)	156,074
Other comprehensive loss	—	—	—	—	—	—	(95,480)	—	(95,480)	(1)	(95,481)
Issuance of common stock and release of treasury stock for employee equity awards	428,618	1	11,640	4,332	35,701	—	—	—	40,034	—	40,034
Dividend distribution on common stock, $2.87 per share	—	—	—	—	—	(256,321)	—	—	(256,321)	—	(256,321)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(437)	—	—	(437)	—	(437)
Accrued dividends on unvested equity awards	—	—	—	—	—	(3,661)	—	—	(3,661)	—	(3,661)
Stock-based compensation, net of estimated forfeitures	—	—	—		102,349	—	—	—	102,349	—	102,349
Balance as of March 31, 2021	89,890,922	$90	(316,412)	$(117,786)	$15,166,407	$(5,379,693)	$(1,008,848)	$1,916,664	$10,576,834	$(159)	$10,576,675

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

					Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling interests	Total Stockholders' Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	85,700,953	$86	(392,567)	$(144,256)	$12,696,433	$(4,168,469)	$(934,613)	$1,391,425	$8,840,606	$(224)	$8,840,382
Adjustment from adoption of new accounting standard update	—	—	—	—	—	—	—	(900)	(900)	—	(900)
Net income	—	—	—	—	—	—	—	118,792	118,792	165	118,957
Other comprehensive income	—	—	—	—	—	—	(272,056)	—	(272,056)	(11)	(272,067)
Issuance of common stock and release of treasury stock for employee equity awards	405,550	—	50,594	16,958	13,432	—	—	—	30,390	—	30,390
Issuance of common stock under ATM Program	162,530	—	—	—	101,791	—	—	—	101,791	—	101,791
Dividend distribution on common stock, $2.66 per share	—	—	—	—	—	(227,387)	—	—	(227,387)	—	(227,387)
Settlement of accrued dividends on vested equity awards	—	—	—	—	109	(403)	—	—	(294)	—	(294)
Accrued dividends on unvested equity awards	—	—	—	—	—	(3,268)	—	—	(3,268)	—	(3,268)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	81,690	—	—	—	81,690	—	81,690
Balance as of March 31, 2020	86,269,033	$86	(341,973)	$(127,298)	$12,893,455	$(4,399,527)	$(1,206,669)	$1,509,317	$8,669,364	$(70)	$8,669,294

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by components are as follows (in thousands):

	Balance as of December 31, 2020	Net Change	Balance as of March 31, 2021
Foreign currency translation adjustment ("CTA") gain (loss)	$(508,415)	$(295,145)	$(803,560)
Unrealized gain (loss) on cash flow hedges (1)	(67,152)	29,478	(37,674)
Net investment hedge CTA gain (loss) (1)	(336,934)	170,175	(166,759)
Net actuarial gain (loss) on defined benefit plans (2)	(867)	12	(855)
Accumulated other comprehensive loss attributable to Equinix	$(913,368)	$(95,480)	$(1,008,848)

(1)Refer to Note 6 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income.
(2)We have two defined benefit pension plans covering all employees in two countries where such plan is mandated by law.
Changes in foreign currencies can have a significant impact to our condensed consolidated balance sheets (as evidenced above in our foreign currency translation loss), as well as our consolidated results of operations, as amounts in foreign currencies are generally translated into more U.S. Dollars when the U.S. Dollar weakens or fewer U.S. Dollars when the U.S. Dollar strengthens. As of March 31, 2021, the U.S. Dollar was generally weaker relative to certain of the currencies of the foreign countries in which we operate as compared to December 31, 2020. Because of this, the U.S. Dollar had an overall favorable impact on our condensed consolidated financial position because the foreign denominations translated into more U.S. Dollars as evidenced by a decrease in foreign currency translation loss for the three months ended March 31, 2021 as reflected in the condensed consolidated statements of comprehensive income (loss). The volatility of the U.S. Dollar as compared to the other currencies in which we operate could have a significant impact on our condensed consolidated financial position and results of operations including the amount of revenue that we report in future periods.
Common Stock
In May 2020, we issued and sold 2,587,500 shares of common stock in a public offering pursuant to a registration statement and a related prospectus and prospectus supplement. We received net proceeds of approximately $1.7 billion, net of underwriting discounts, commissions and offering expenses.
In October 2020, we established a new ATM program, under which we may, from time to time, offer and sell up to an aggregate of $1.5 billion of our common stock to or through sales agents in "at the market" transactions (the "2020 ATM Program"). For the three months ended March 31, 2021, we did not sell any shares under the 2020 ATM Program. For the three months ended March 31, 2020, we sold 162,530 shares under the prior ATM program for approximately $101.8 million, net of payment of commissions to sales agents and other offering expenses. As of March 31, 2021, no shares remained available for sale under the prior ATM program.
Stock-Based Compensation
For the three months ended March 31, 2021, the Compensation Committee and/or the Stock Award Committee of our Board of Directors, as the case may be, approved the issuance of an aggregate of 646,388 shares of restricted stock units ("RSUs") to certain employees, including executive officers. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $650.40 per share and a weighted-average requisite service period of 3.52 years. The valuation of RSUs with only a service condition or a service and performance condition require no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of our stock price on the date of grant. We use revenues and adjusted funds from operations ("AFFO") per share as the performance measurements in the RSUs with both service and performance conditions that were granted in the three months ended March 31, 2021.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
We use a Monte Carlo simulation option-pricing model to determine the fair value of RSUs with a service and market condition. We used total shareholder return ("TSR") as the performance measurement in the RSUs with a service and market condition that were granted in the three months ended March 31, 2021. There were no significant changes in the assumptions used to determine the fair value of RSUs with a service and market condition that were granted in 2021 compared to the prior year.
The following table presents, by operating expense category, our stock-based compensation expense recognized in our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenues	$8,467	$9,343
Sales and marketing	17,703	18,545
General and administrative	52,180	52,678
Total	$78,350	$80,566
12.    Segment Information
While we have one primary line of business, which is the design, build-out and operation of IBX data centers, we have determined that we have three reportable segments comprised of our Americas, EMEA and Asia-Pacific geographic regions. Our chief operating decision-maker evaluates performance, makes operating decisions and allocates resources based on our revenues and adjusted EBITDA performance both on a consolidated basis and based on these three reportable segments. Intercompany transactions between segments are excluded for management reporting purposes.
The following tables present revenue information disaggregated by product lines and geographic areas, (in thousands):

	Three Months Ended March 31, 2021
	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$487,459	$388,275	$254,558	$1,130,292
Interconnection	164,887	61,650	53,182	279,719
Managed infrastructure	38,485	32,111	22,749	93,345
Other (1)	2,038	5,046	493	7,577
Recurring revenues	692,869	487,082	330,982	1,510,933
Non-recurring revenues	33,071	31,635	20,425	85,131
Total	$725,940	$518,717	$351,407	$1,596,064

(1) Includes some leasing and hedging activities.

	Three Months Ended March 31, 2020
	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$450,954	$362,330	$221,093	$1,034,377
Interconnection	150,929	48,541	42,671	242,141
Managed infrastructure	25,529	30,137	21,824	77,490
Other (1)	5,220	2,466	—	7,686
Recurring revenues	632,632	443,474	285,588	1,361,694
Non-recurring revenues	29,273	35,435	18,140	82,848
Total	$661,905	$478,909	$303,728	$1,444,542

(1) Includes some leasing and hedging activities.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
We define adjusted EBITDA as income from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain or loss on asset sales as presented below (in thousands):

	Three Months Ended March 31,
	2021	2020
Adjusted EBITDA:
Americas	$344,492	$293,613
EMEA	243,563	230,158
Asia-Pacific	185,177	160,439
Total adjusted EBITDA	773,232	684,210
Depreciation, amortization and accretion expense	(394,318)	(337,431)
Stock-based compensation expense	(78,350)	(80,566)
Transaction costs	(1,182)	(11,530)
Loss on asset sales	(1,720)	(1,199)
Income from operations	$297,662	$253,484
 We also provide the following additional segment disclosures (in thousands):

	Three Months Ended March 31,
	2021	2020
Depreciation and amortization:
Americas	$203,433	$171,074
EMEA	110,779	92,374
Asia-Pacific	80,805	72,421
Total	$395,017	$335,869
Capital expenditures:
Americas	$205,174	$184,401
EMEA	235,416	122,128
Asia-Pacific	123,008	94,412
Total	$563,598	$400,941
Our long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, located in the following geographic areas as of (in thousands):

	March 31, 2021	December 31, 2020
Americas	$6,638,661	$6,429,861
EMEA	4,976,302	5,002,271
Asia-Pacific	3,153,698	3,070,952
Total Property, plant and equipment, net	$14,768,661	$14,503,084

Americas	$337,686	$363,515
EMEA	527,435	547,547
Asia-Pacific	540,714	563,995
Total Operating lease right-of-use assets	$1,405,835	$1,475,057

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
13.    Subsequent Events
Declaration of dividends
On April 28, 2021, we declared a quarterly cash dividend of $2.87 per share, which is payable on June 16, 2021 to our common stockholders of record as of the close of business on May 19, 2021.

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
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Contractual Obligations and Off-Balance-Sheet Arrangements
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
Overview
We provide a global, vendor-neutral data center, interconnection and edge services platform with offerings that aim to enable our customers to reach everywhere, interconnect everyone and integrate everything. Global enterprises, service providers and business ecosystems of industry partners rely on our IBX data centers and expertise around the world for the safe housing of their critical IT equipment and to protect and connect the world's most valued information assets. They also look to Platform Equinix® for the ability to directly and securely interconnect to the networks, clouds and content that enable today's information-driven global digital economy. Our recent IBX data center openings and acquisitions, as well as xScaleTM data center investments, have expanded our total global footprint to 229 IBXs, including five xScaleTM data centers and the MC1 data center that are held in unconsolidated joint ventures, across 63 markets around the world. We offer the following solutions:

•premium data center colocation;
•interconnection and data exchange solutions;
•edge services for deploying networking, security and hardware; and
•remote expert support and professional services.
Our interconnected data centers around the world allow our customers to increase information and application delivery performance to users, and quickly access distributed IT infrastructures and business and digital ecosystems, while significantly reducing costs. Our global platform and the quality of our IBX data centers, interconnection offerings and edge services have enabled us to establish a critical mass of customers. As more customers choose Platform Equinix, for bandwidth cost and performance reasons it benefits their suppliers and business partners to colocate in the same data centers. This adjacency creates a “network effect” that enables our customers to capture the full economic and performance benefits of our offerings. These partners, in turn, pull in their business partners, creating a "marketplace" for their services. Our global platform enables scalable, reliable and cost-effective interconnection that increases data traffic exchange while lowering overall cost and increasing flexibility. Our focused business model is built on our critical mass of enterprise and service provider customers and the resulting "marketplace" effect. This global platform, combined with our strong financial position, continues to drive new customer growth and bookings.
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
The cabinet utilization rate represents the percentage of cabinet space billed versus total cabinet capacity, which is used to measure how efficiently we are managing our cabinet capacity. Our cabinet utilization rate varies from market to market among our IBX data centers across our Americas, EMEA and Asia-Pacific regions. Our cabinet utilization rates were approximately 78% and 79% as of March 31, 2021 and 2020, respectively. Excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our cabinet utilization rate would have increased to approximately 80% as of March 31, 2021. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, results of operations and cash flows.
To serve the needs of the growing hyperscale data center market, including the world's largest cloud service providers, we entered into joint ventures to develop and operate xScaleTM data centers. In the past two years, we closed our EMEA Joint Venture and Asia-Pacific Joint Venture in the form of limited liability partnerships with GIC.

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
Revenue:
Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during the past three years, more than 80% of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. Our largest customer accounted for approximately 3% of our recurring revenues for both the three months ended March 31, 2021 and 2020. Our 50 largest customers accounted for approximately 39% of our recurring revenues for the three months ended March 31, 2021 and 2020.
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
Taxation as a REIT
We elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with our 2015 taxable year. As of March 31, 2021, our REIT structure included all of our data center operations in the U.S., Canada (with the exception of two data centers), Mexico, Japan, Singapore and EMEA (with the exception of the data centers in Bulgaria, and the United Arab Emirates, and a data center in Ireland and in the Netherlands). Our data center operations in other jurisdictions are operated as taxable REIT subsidiaries ("TRSs"). We included our share of the assets in the EMEA and Asia-Pacific Joint Ventures in our REIT structure.
As a REIT, we generally are permitted to deduct from our U.S. federal taxable income the dividends we pay to our stockholders. The income represented by such dividends is not subject to U.S. federal income taxes at the entity level but is taxed, if at all, at the stockholder level. Nevertheless, the income of our TRSs which hold our U.S. operations that may not be REIT compliant is subject to U.S. federal and state corporate income taxes, as applicable. Likewise, our foreign subsidiaries continue to be subject to local income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRSs or through qualified REIT subsidiaries ("QRSs"). We are also subject to a separate U.S. federal corporate income tax on any gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as an asset held by us or a QRS following the liquidation or other conversion of a former TRS). This built-in-gains tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset. If we fail to remain qualified for U.S. federal income taxation as a REIT, we will be subject to U.S. federal income taxes at regular corporate income tax rates. In addition, should we realize any gains from "prohibited transactions," we will be subject to tax on this gain at a 100% rate. "Prohibited transactions," for this purpose, are defined as dispositions, at a gain, of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors. Even if we remain qualified for U.S. federal income taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRSs' operations. In particular, while state income tax regimes often parallel the U.S. federal income tax regime for REITs, many states do not completely follow federal rules, and some may not follow them at all.
We continue to monitor our REIT compliance in order to maintain our qualification for U.S. federal income taxation as a REIT. For this and other reasons, as necessary, we may convert some of our data center operations in other countries into the REIT structure in future periods.

On March 17, 2021, we paid a quarterly cash dividend of $2.87 per share. On April 28, 2021, we declared a quarterly cash dividend of $2.87 per share, payable on June 16, 2021, to our common stockholders of record as of the close of business on May 19, 2021. We expect the amount of all of our 2021 quarterly distributions and other applicable distributions to equal or exceed our REIT taxable income to be recognized in 2021.
The Impact of the Ongoing COVID-19 Pandemic on Our Results and Operations
We are closely monitoring the impact of the COVID-19 pandemic on our people and business. Most of our corporate offices remain closed as a result of the pandemic and we have instructed our non-IBX employees in these offices to work from home until further notice. We have announced a phased plan for return-to-office for non-IBX attached sites and have been following this plan to open certain offices with occupancy limits as local conditions allow. Additionally, we continue to limit our employee travel and continue to either postpone or virtualize our global events.
For additional details regarding the impacts and risks to our results of operations from the ongoing COVID-19 pandemic, refer to “Results of Operations” section below and Part II, Item 1A. Risk Factors included elsewhere in this Quarterly Report on Form 10-Q. Please also refer to “The Impact of the Ongoing COVID-19 Pandemic on Our Results and Operations” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K as filed on February 19, 2021.
Results of Operations
Our results of operations for the three months ended March 31, 2021 include the results of operations from 12 data center sites acquired from Bell across Canada from October 1, 2020 and one additional data center acquired from Bell from November 2, 2020. Our results of operations for the three months ended March 31, 2020 include the results of operations from Packet acquired from March 2, 2020 and three data centers in Mexico acquired from Axtel from January 8, 2020.
In order to provide a framework for assessing our performance excluding the impact of foreign currency fluctuations, we supplement the year-over-year actual change in results of operations with comparative changes on a constant currency basis. Presenting constant currency results of operations is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for further discussion.
Three Months Ended March 31, 2021 and 2020
Revenues. Our revenues for the three months ended March 31, 2021 and 2020 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three Months Ended March 31,				% Change
	2021	%	2020	%	Actual	Constant Currency
Americas:
Recurring revenues	$692,869	43%	$632,632	44%	10%	11%
Non-recurring revenues	33,071	2%	29,273	2%	13%	14%
	725,940	45%	661,905	46%	10%	11%
EMEA:
Recurring revenues	487,082	31%	443,474	31%	10%	9%
Non-recurring revenues	31,635	2%	35,435	2%	(11)%	(18)%
	518,717	33%	478,909	33%	8%	7%
Asia-Pacific:
Recurring revenues	330,982	21%	285,588	20%	16%	10%
Non-recurring revenues	20,425	1%	18,140	1%	13%	(2)%
	351,407	22%	303,728	21%	16%	9%
Total:
Recurring revenues	1,510,933	95%	1,361,694	95%	11%	10%
Non-recurring revenues	85,131	5%	82,848	5%	3%	(3)%
	$1,596,064	100%	$1,444,542	100%	10%	9%

Revenues
(dollars in thousands)
Americas Revenues. During the three months ended March 31, 2021, Americas revenue increased by 10% (11% on a constant currency basis). Growth in Americas revenues was primarily due to:
•approximately $39.4 million of incremental revenues from the Packet and Bell acquisitions;
•$10.0 million of incremental revenues generated from our recently-opened IBX data centers or IBX data center expansions; and
•an increase in orders from both our existing customers and new customers during the period.
EMEA Revenues. During the three months ended March 31, 2021, EMEA revenue increased by 8% (7% on a constant currency basis). Growth in EMEA revenues was primarily due to:
•approximately $14.7 million of incremental revenues generated from our recently-opened IBX data centers or IBX data center expansions; and
•an increase in orders from both our existing customers and new customers during the period.
The increase was partially offset by a net decrease of $33.8 million of realized cash flow hedge gains from foreign currency forward contracts
Asia-Pacific Revenues. During the three months ended March 31, 2021, Asia-Pacific revenue increased by 16% (9% on a constant currency basis). Growth in Asia-Pacific revenue was primarily due to:
•approximately $7.7 million of incremental revenues generated from our recently-opened IBX data centers or IBX data center expansions; and
•an increase in orders from both our existing customers and new customers during the period.

Cost of Revenues. Our cost of revenues for the three months ended March 31, 2021 and 2020 were split among the following geographic regions (dollars in thousands):

	Three Months Ended March 31,				% Change
	2021	%	2020	%	Actual	Constant Currency
Americas	$319,942	39%	$295,112	40%	8%	10%
EMEA	297,093	37%	267,662	36%	11%	7%
Asia-Pacific	194,182	24%	173,508	24%	12%	6%
Total	$811,217	100%	$736,282	100%	10%	8%
Cost of Revenues
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the three months ended March 31, 2021, Americas cost of revenues increased by 8% (10% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:
•approximately $31.6 million of incremental cost of revenues from the Packet and Bell acquisitions;
•$7.5 million of higher depreciation driven by IBX data center expansions; and
•$3.9 million of higher costs incurred, primarily due to a vendor rebate credit in the first quarter of 2020 and to support growth in EIS revenues.
This increase was partially offset by:
•$15.0 million decrease in utilities, primarily due to gains from wind farm settlements in Texas and Oklahoma during a period of unexpected weather conditions; and
•$3.5 million decrease in salaries and stock-based compensation, primarily due to the additional bonuses paid to IBX employees in the first quarter of 2020 for supporting our business during the COVID-19 pandemic.
EMEA Cost of Revenues. During the three months ended March 31, 2021, EMEA cost of revenues increased by 11% (7% on a constant currency basis). The increase in our EMEA cost of revenues was primarily due to:
•$15.6 million of higher depreciation expenses driven by IBX data center expansions in the Netherlands, Switzerland and Germany;
•$9.3 million of higher utilities costs, primarily driven by expansions and higher utility usage in Germany and France;
•$5.0 million of higher rent and facilities costs and repairs and maintenance expense, primarily in the Netherlands and France;

•$4.4 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth; and
•$3.8 million increase in other cost of revenue, primarily due to higher customer costs in France.
This increase was partially offset by:
•$13.5 million of lower realized cash flow hedge losses from foreign currency forward contracts; and
•$3.7 million decrease of third party services, primarily in the Netherlands and the United Kingdom.
Asia-Pacific Cost of Revenues. During the three months ended March 31, 2021, Asia-Pacific cost of revenues increased by 12% (6% on a constant currency basis). The increase in our Asia-Pacific cost of revenues was primarily due to:
•$9.2 million of higher costs of sales incurred for customer installations; and
•$7.8 million of higher depreciation expense, primarily from IBX data center expansions in Hong Kong and Australia.
We expect Americas, EMEA and Asia-Pacific cost of revenues to increase in line with the growth of our business, including from the impact of acquisitions.
Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended March 31, 2021 and 2020 were split among the following geographic regions (dollars in thousands):

	Three Months Ended March 31,				% Change
	2021	%	2020	%	Actual	Constant Currency
Americas	$116,279	64%	$113,282	63%	3%	3%
EMEA	42,423	23%	42,975	24%	(1)%	(4)%
Asia-Pacific	24,125	13%	24,193	13%	—%	(6)%
Total	$182,827	100%	$180,450	100%	1%	—%
Sales and Marketing Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. During the three months ended March 31, 2021, Americas sales and marketing expenses increased by 3% (and also 3% on a constant currency basis). The increase in our Americas sales and marketing expenses was primarily due to:
•$4.3 million of higher amortization costs, primarily related to customer relationship intangibles acquired from our recent acquisitions; and

•$3.8 million of higher compensation costs, including sales compensation, salaries and stock-based compensation, primarily due to additional compensation expenses incurred related to our recent acquisitions and overall headcount growth.
This increase was partially offset by $4.3 million lower travel and entertainment expenses resulting from travel restrictions imposed in response to the ongoing COVID-19 pandemic.
EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expense did not materially change during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expense did not materially change during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
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
General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2021 and 2020 were split among the following geographic regions (dollars in thousands):

	Three Months Ended March 31,				% Change
	2021	%	2020	%	Actual	Constant Currency
Americas	$206,195	68%	$194,026	74%	6%	7%
EMEA	58,981	20%	41,856	16%	41%	40%
Asia-Pacific	36,280	12%	25,715	10%	41%	36%
Total	$301,456	100%	$261,597	100%	15%	15%
 General and Administrative Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the three months ended March 31, 2021, Americas general and administrative expenses increased by 6% (7% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily due to:
•$8.6 million of higher depreciation expense associated with systems to support the integration and growth of our business and increase in IT projects; and

•$5.0 million of higher compensation costs, including salaries, bonuses and stock-based compensation, partially due to additional compensation expenses incurred related to our recent acquisitions, higher payroll taxes and overall headcount growth.
The increase was partially offset by $3.5 million lower travel and entertainment expenses resulting from travel restrictions imposed in response to the ongoing COVID-19 pandemic.
EMEA General and Administrative Expenses. During the three months ended March 31, 2021, EMEA general and administrative expenses increased by 41% (40% on a constant currency basis). The increase in our EMEA general and administrative expenses was primarily due to:
•$11.6 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth; and
•$6.9 million of higher other operating expenses, primarily due to the prior year having lower costs attributable to a favorable legal settlement in the first quarter of 2020.
Asia-Pacific General and Administrative Expenses. During the three months ended March 31, 2021, Asia-Pacific general and administrative expenses increased by 41% (36% on a constant currency basis). The increase in our Asia-Pacific general and administrative expenses was primarily due to:
•$5.5 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth; and
•$3.2 million of higher rent and facility costs primarily due to additional rent in Singapore.
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
Transaction Costs. During the three months ended March 31, 2021, we did not record a significant amount of transaction costs. During the three months ended March 31, 2020, we recorded transaction costs of $11.5 million, primarily related to costs incurred in connection with the Packet and Axtel acquisitions.
Loss on Asset Sales. During the three months ended March 31, 2021 and March 31, 2020, we did not record a significant amount of loss on asset sales.
Income from Operations. Our income from operations for the three months ended March 31, 2021 and 2020 was split among the following geographic regions (dollars in thousands):

	Three Months Ended March 31,				% Change
	2021	%	2020	%	Actual	Constant Currency
Americas	$81,565	27%	$47,308	19%	72%	77%
EMEA	119,785	41%	126,004	50%	(5)%	(2)%
Asia-Pacific	96,312	32%	80,172	31%	20%	10%
Total	$297,662	100%	$253,484	100%	17%	17%
Americas Income from Operations. During the three months ended March 31, 2021, Americas income from operations increased by 72% (77% on a constant currency basis). The increase in our Americas income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above, as well as lower operating expenses as a percentage of revenues, including lower utilities expenses, and lower transaction costs due to minimal acquisition activity in the first quarter of 2021.

EMEA Income from Operations. During the three months ended March 31, 2021, EMEA income from operations decreased by 5% (2% on a constant currency basis). The decrease in our EMEA income from operations was primarily due to higher operating expenses as a percentage of revenues, which included higher depreciation expense driven by expansion activity and an increase in general and administrative expenses primarily driven by higher compensation costs.
Asia-Pacific Income from Operations. During the three months ended March 31, 2021, Asia-Pacific income from operations increased by 20% (10% on a constant currency basis). The increase in our Asia-Pacific income from operations was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above, as well as lower cost of revenues as a percentage of revenues.
Interest Income. Interest income was $0.7 million and $4.3 million, respectively, for the three months ended March 31, 2021 and 2020. The average annualized yield for the three months ended March 31, 2021 was 0.17% versus 1.11% for the three months ended March 31, 2020.
Interest Expense. Interest expense decreased to $89.7 million for the three months ended March 31, 2021 from $107.3 million for the three months ended March 31, 2020, primarily attributable to the tender and redemption of the 2.875% Euro Senior Notes due 2024, 5.875% Senior Notes due 2026, 2.875% Euro Senior Notes due 2025, and the 2.875% Euro Senior Notes due 2026. This decrease was partially offset by the issuance of the 1.250% Senior Notes due 2025, 1.800% Senior Notes due 2027, 2.150% Senior Notes due 2030, 3.000% Senior Notes due 2050, 1.000% Senior Notes due 2025, 1.550% Senior Notes due 2028, 2.950% Senior Notes due 2051, 0.250% Euro Senior Notes due 2027 and 1.000% Euro Senior Notes due 2033. During the three months ended March 31, 2021 and 2020, we capitalized $6.1 million and $6.0 million, respectively, of interest expense to construction in progress.
Other Income (Expense). We recorded net other expense of $7.0 million and net other income of $5.2 million, respectively, for the three months ended March 31, 2021 and 2020. Other income and expense is primarily comprised of foreign currency exchange gains and losses during the periods.
Loss on Debt Extinguishment. We recorded a loss on debt extinguishment of $13.1 million and $6.4 million during the three months ended March 31, 2021 and 2020 due to the redemption of the 2.875% Euro Senior Notes due 2026 and 5.375% Senior Notes due 2022, respectively.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2021 and 2020, respectively. As such, other than tax on built-in-gains recognized, state income taxes, and foreign income and withholding taxes, as applicable, no provision for income taxes has been included for our REIT and QRSs in the accompanying condensed consolidated financial statements for the three months ended March 31, 2021 and 2020.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the three months ended March 31, 2021 and 2020.
For the three months ended March 31, 2021 and 2020, we recorded $32.6 million and $30.2 million of income tax expense, respectively. Our effective tax rates were 17.3% and 20.2% for the three months ended March 31, 2021 and 2020, respectively.

Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to income or loss from operations. Our adjusted EBITDA for the three months ended March 31, 2021 and 2020 was split among the following geographic regions (dollars in thousands):

	Three Months Ended March 31,				% Change
	2021	%	2020	%	Actual	Constant Currency
Americas	$344,492	45%	$293,613	43%	17%	19%
EMEA	243,563	31%	230,158	34%	6%	3%
Asia-Pacific	185,177	24%	160,439	23%	15%	7%
Total	$773,232	100%	$684,210	100%	13%	11%
Americas Adjusted EBITDA. During the three months ended March 31, 2021, Americas adjusted EBITDA increased by 17% (19% on a constant currency basis). The increase in our Americas adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above, as well as lower operating expenses as a percentage of revenues.
EMEA Adjusted EBITDA. During the three months ended March 31, 2021, EMEA adjusted EBITDA increased by 6% (3% on a constant currency basis). The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above, as well as lower sales and marketing expenses as a percentage of revenues.
Asia-Pacific Adjusted EBITDA. During the three months ended March 31, 2021, Asia-Pacific adjusted EBITDA increased by 15% (7% on a constant currency basis). The increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above, as well as lower cost of revenues and sales and marketing expenses as a percentage of revenues.
Non-GAAP Financial Measures
We provide all information required in accordance with GAAP, but we believe that evaluating our ongoing results of operations may be difficult if limited to reviewing only GAAP financial measures. Accordingly, we use non-GAAP financial measures to evaluate our operations.
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
In addition, in presenting adjusted EBITDA and AFFO, we exclude amortization expense related to acquired intangible assets. Amortization expense is significantly affected by the timing and magnitude of our acquisitions and these charges may vary in amount from period to period. We exclude amortization expense to facilitate a more meaningful evaluation of our current operating performance and comparisons to our prior periods. We exclude accretion expense, both as it relates to asset retirement obligations as well as accrued restructuring charge liabilities, as these expenses represent costs which we believe are not meaningful in evaluating our current operations. We exclude stock-based compensation expense, as it can vary significantly from period to period based on share price, the timing, size and nature of equity awards. As such, we, and many investors and analysts, exclude stock-based compensation expense to compare our results of operations with those of other companies. We also exclude restructuring charges. The restructuring charges relate to our decisions to exit leases for excess space adjacent to several of our IBX data centers, which we did not intend to build out, or our decision to reverse such restructuring charges. We also exclude impairment charges related to certain long-lived assets. The impairment charges are related to expense recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets are not recoverable. We also exclude gain or loss on asset sales as it represents profit or loss that is not meaningful in evaluating the current or future operating performance. Finally, we exclude transaction costs from AFFO and adjusted EBITDA to allow more comparable comparisons of our financial results to our historical operations. The transaction costs relate to costs we incur in connection with business combinations and the formation of joint ventures, including advisory, legal, accounting, valuation, and other professional or consulting fees. Such charges generally are not relevant to assessing our long-term performance. In addition, the frequency and amount of such charges vary significantly based on the size and timing of the transactions. Management believes items such as restructuring charges, impairment charges, gain or loss on asset sales and transaction costs are non-core transactions; however, these types of costs may occur in future periods.
Adjusted EBITDA
We define adjusted EBITDA as income from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales as presented below (in thousands):

	Three Months Ended March 31,
	2021	2020
Income from operations	$297,662	$253,484
Depreciation, amortization, and accretion expense	394,318	337,431
Stock-based compensation expense	78,350	80,566
Transaction costs	1,182	11,530
Loss on asset sales	1,720	1,199
Adjusted EBITDA	$773,232	$684,210
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

Our FFO and AFFO were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income	$156,074	$118,957
Net (income) loss attributable to non-controlling interests	288	(165)
Net income attributable to Equinix	156,362	118,792
Adjustments:
Real estate depreciation	256,644	221,787
Loss on disposition of real estate property	3,130	2,506
Adjustments for FFO from unconsolidated joint ventures	1,127	669
FFO attributable to common shareholders	$417,263	$343,754

	Three Months Ended March 31,
	2021	2020
FFO attributable to common shareholders	$417,263	$343,754
Adjustments:
Installation revenue adjustment	3,912	(3,481)
Straight-line rent expense adjustment	4,361	1,806
Contract cost adjustment	(14,011)	(10,434)
Amortization of deferred financing costs and debt discounts and premiums	3,923	3,460
Stock-based compensation expense	78,350	80,566
Non-real estate depreciation expense	84,978	65,591
Amortization expense	53,395	48,491
Accretion expense (adjustment)	(699)	1,562
Recurring capital expenditures	(20,330)	(17,868)
Loss on debt extinguishment	13,058	6,441
Transaction costs	1,182	11,530
Income tax expense adjustment	765	2,833
Adjustments for AFFO from unconsolidated joint ventures	681	454
AFFO attributable to common shareholders	$626,828	$534,705
Our AFFO results have improved due to the improved operating results discussed earlier in "Results of Operations," as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in "Overview."

Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies. During the three months ended March 31, 2021 as compared to the same period in 2020 the U.S. dollar was weaker relative to the Australian dollar, Euro, British Pound, Singapore dollar and Japanese Yen, which resulted in a favorable foreign currency impact on revenue, operating income and adjusted EBITDA, and an unfavorable foreign currency impact on operating expenses. During the three months ended March 31, 2021 as compared to the same period in 2020, the U.S. dollar was stronger relative to the Brazilian real, which resulted in an unfavorable foreign currency impact on revenue, operating income and adjusted EBITDA, and a favorable foreign currency impact on operating expenses. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Our constant currency presentation excludes the impact of our foreign currency cash flow hedging activities. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our results of operations. To present this information, our current period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the three months ended March 31, 2020 are used as exchange rates for the three months ended March 31, 2021 when comparing the three months ended March 31, 2021 with the three months ended March 31, 2020).
Liquidity and Capital Resources
As of March 31, 2021, our total indebtedness was comprised of debt and financing obligations totaling $13.3 billion consisting of:
•$9.9 billion of principal from our senior notes;
•Approximately $2.1 billion from our finance lease liabilities; and
•$1.3 billion of principal from our mortgage and loans payable (gross of debt issuance cost, debt discount, plus mortgage premium).
During the three months ended March 31, 2021, we completed the following significant financing activities:
•Issued $1.3 billion of 2027 and 2033 Euro Senior Notes, net of debt discounts, and repaid $0.6 billion of legacy 2.875% Euro Senior Notes.
As of March 31, 2021, we had $1.8 billion of cash, cash equivalents and short-term investments. In addition to our cash and investment portfolio, we had approximately $1.9 billion of additional liquidity available to us from our $2.0 billion revolving facility and general access to both public and private debt and the equity capital markets. We also have additional liquidity available to us from our ATM program, under which we may offer and sell from time to time our common stock in "at the market" transactions. No sales have been made to date under our 2020 ATM program, which allows for aggregate sales of our common stock of up to $1.5 billion.
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
Sources and Uses of Cash

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Net cash provided by operating activities	$391,158	$516,830
Net cash used in investing activities	(635,684)	(954,541)
Net cash provided by (used in) financing activities	412,654	(237,104)
Operating Activities
Cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary use of cash from our operating activities includes compensation and related costs, interest payments, other general corporate expenditures and taxes. Net cash provided by operating activities decreased from the three months ended March 31, 2020 to the three months ended March 31, 2021 primarily due to increases in cash paid for settlement of foreign currency forward contracts, largely driven by a general weakening of the U.S. Dollar, cash paid for cost of revenues, operating expenses and income taxes partially offset by improved results of operations.
Investing Activities
The net cash used in investing activities for the three months ended March 31, 2021 was primarily due to capital expenditures of $563.6 million as a result of our expansion activity, purchases of real estate of $53.7 million, and purchases of investments of $22.4 million, partially offset by proceeds from sales of investments of $4.1 million. The net cash used in investing activities for the three months ended March 31, 2020 was primarily due to capital expenditures of $400.9 million as a result of our expansion activity, purchases of real estate of $36.4 million, business acquisitions of Packet and Axtel for $478.3 million, and purchases of investments of $44.8 million, partially offset by proceeds from sales of investments of $5.9 million.
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
Financing Activities
The net cash provided by financing activities for the three months ended March 31, 2021 was primarily due to:
•the issuance of $1.3 billion in 2027 and 2033 Euro Senior Notes; and
•proceeds from the employee stock purchase plan of $40.0 million.
The proceeds were partially offset by:
•the repayment of the Euro Senior Notes due 2026 of $590.7 million;
•dividend distributions of $263.0 million;
•repayments of finance lease liabilities of $32.6 million;
•repayments of mortgage and loans payable of $20.2 million;
•debt extinguishment costs of $8.5 million; and
•debt issuance costs paid of $3.2 million.

The net cash used in financing activities for the three months ended March 31, 2020 was primarily due to:
•borrowing under the revolving credit facility of $250.0 million;
•the sale of 162,530 shares of common stock under the legacy ATM Program, for net proceeds of $101.8 million; and
•proceeds from the employee stock purchase plan of $30.4 million.
The proceeds were offset by:
•dividend distributions of $233.5 million;
•the repayment of senior notes of $343.7 million;
•repayments of finance lease liabilities of $19.0 million; and
•repayments of mortgage and loans payable of $18.5 million.
Contractual Obligations and Off-Balance-Sheet Arrangements
We lease a majority of our IBX data centers and certain equipment under long-term lease agreements. The following represents our debt maturities, financings, leases and other contractual commitments as of March 31, 2021 (in thousands):

	2021 (9 months remaining)	2022	2023	2024	2025	Thereafter	Total
Term loans and other loans payable (1)	$59,968	$1,214,144	$6,778	$6,322	$4,665	$19,804	$1,311,681
Senior notes (1)	150,000	—	—	1,000,000	1,200,000	7,590,850	9,940,850
Interest (2)	213,752	264,555	244,656	244,474	218,005	1,252,448	2,437,890
Finance leases (3)	183,906	231,600	226,851	224,965	221,551	2,084,622	3,173,495
Operating leases (3)	139,653	196,704	181,741	168,996	160,384	1,037,936	1,885,414
Other contractual commitments (4)	1,710,702	299,031	119,322	51,769	42,186	364,733	2,587,743
Asset retirement obligations (5)	3,681	11,280	5,941	7,470	6,778	78,525	113,675
	$2,461,662	$2,217,314	$785,289	$1,703,996	$1,853,569	$12,428,918	$21,450,748

(1)Represents principal and unamortized mortgage premium only.
(2)Represents interest on mortgage payable, loans payable, senior notes and term loans based on their respective interest rates as of March 31, 2021, as well as the credit facility fee for the revolving credit facility.
(3)Represents lease payments under finance and operating lease arrangements, including renewal options that are certain to be exercised.
(4)Represents off-balance sheet arrangements. Other contractual commitments are described below.
(5)Represents liability, net of future accretion expense.
As of March 31, 2021, we were contractually committed for $1.3 billion of unaccrued capital expenditures, primarily for IBX data center equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2021 and thereafter, is reflected in the table above as "other contractual commitments."
We had other non-capital purchase commitments in place as of March 31, 2021, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2021 and beyond. Such other purchase commitments as of March 31, 2021, which total $1.3 billion, are also reflected in the table above as "other contractual commitments."

Other commitments
We entered into lease agreements in various locations, primarily for data center spaces and ground leases, which have not yet commenced as of March 31, 2021. These lease agreements will commence between 2021 and 2023 with lease terms of 10 to 47 years and a total lease commitment of approximately $566.6 million, which are not reflected in the table above.
In connection with certain of our leases and other contracts requiring deposits, we entered into 37 irrevocable letters of credit totaling $75.7 million under the revolving credit facility. These letters of credit were provided in lieu of cash deposits under certain lease obligations. If beneficiaries of the letters of credit were to draw down on these letters of credit triggered by an event of default under the lease, we would be required to fund these letters of credit either through cash collateral or borrowing under the revolving credit facility. These contingent commitments are not reflected in the table above.
We had accrued liabilities related to uncertain tax positions totaling approximately $168.3 million as of March 31, 2021. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.
In connection with the EMEA Joint Venture, we agreed to make future equity contributions to the EMEA Joint Venture to fund its future development. As of March 31, 2021, we had future equity contribution commitments of $24.9 million to the EMEA Joint Venture, which are not reflected in the table above.
In connection with the sale of the PA9 data center, we also have a commitment to the EMEA Joint Venture to complete a residual portion of the PA9 center for an estimated cost of $22.4 million in total, which is reimbursable in full upon completion and is not reflected in the table above. As March 31, 2021, we had contract assets, current of $17.1 million, in relation to the progress in completing this commitment.
We also committed to make future equity contributions to the Asia-Pacific Joint Venture. As of March 31, 2021, we had future equity contribution commitments of $7.8 million to the Asia-Pacific Joint Venture, which is not reflected in the table above.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with U.S. GAAP. Management bases its assumptions, estimates and judgments on historical experience, current trends and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, because future events and their effects cannot be determined with certainty, actual results may differ from these assumptions and estimates, and such differences could be material. Critical accounting policies for Equinix that affect our more significant judgment and estimates used in the preparation of our condensed consolidated financial statements include accounting for income taxes, accounting for business combinations, accounting for impairment of goodwill, accounting for property, plant and equipment and accounting for leases, which are discussed in more detail under the caption "Critical Accounting Policies and Estimates" in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2020.
Recent Accounting Pronouncements
See Note 1 of Notes to Condensed Consolidated Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market Risk
There have been no significant changes to our exposure management and procedures in relation to our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the three months ended March 31, 2021 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2020, other than factors discussed below.
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
We have entered into various foreign currency debt obligations. As of March 31, 2021, the total principal amount of foreign currency debt obligations was $2.5 billion, including $1.3 billion denominated in Euro, $586.0 million denominated in British Pound, $375.3 million denominated in Japanese Yen and $272.8 million denominated in Swedish Krona. As of March 31, 2021, we have designated $2.2 billion of the total principal amount of foreign currency debt obligations as net investment hedges against our net investments in foreign subsidiaries. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge are recorded as a component of other comprehensive income (loss) in the consolidated balance sheets. Fluctuations in the exchange rates between these foreign currencies and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the foreign currency debt obligations at maturity. If the U.S. Dollar would have been weaker or stronger by 10% in comparison to these foreign currencies as of March 31, 2021, we estimate our obligation to cash settle the principal of these foreign currency debt obligations in U.S. Dollars would have increased or decreased by approximately $280.5 million and $229.5 million, respectively.
We also entered into cross-currency interest rate swaps where we receive a fixed amount of U.S. Dollars and pay a fixed amount of Euros. As of March 31, 2021, U.S. Dollar to Euro cross-currency interest rate swap contracts with a total notional amount of $3.3 billion were outstanding. The cross-currency interest rate swaps are designated as hedges of our net investment in European operations and changes in the fair value of these swaps are recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. If the U.S. Dollar weakened or strengthened by 10% in comparison to Euro, we estimate our obligation to cash settle these hedges would have increased or decreased by approximately $390.8 million and $325.3 million, respectively.
The U.S. Dollar strengthened relative to certain of the currencies of the foreign countries in which we operate during the three months ended March 31, 2021. This has impacted our condensed consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. Dollar will continue to impact us in future periods.
With the existing cash flow hedges in place, a hypothetical additional 10% strengthening of the U.S. Dollar for the three months ended March 31, 2021 would have resulted in a reduction of our revenues and operating expenses including depreciation and amortization expense by approximately $51.1 million and $47.5 million, respectively.
With the existing cash flow hedges in place, a hypothetical additional 10% weakening of the U.S. Dollar for the three months ended March 31, 2021 would have resulted in an increase of our revenues and operating expenses including depreciation and amortization expense by approximately $58.7 million and $58.7 million, respectively.

Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate increase or decrease in current interest rates from their position as of March 31, 2021 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations. However, the interest expense associated with our senior credit facility and term loans that bear interest at variable rates could be affected. For every 100-basis point increase or decrease in interest rates, our annual interest expense could increase by approximately $12.0 million or decrease by approximately $0.5 million based on the total balance of our term loan borrowings as of March 31, 2021. As of March 31, 2021, we had not employed any interest rate derivative products to hedge our variable rate debt obligations. However, we may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.
We periodically enter into interest rate locks to hedge the interest rate exposure created by anticipated fixed rate debt issuances, which are designated as cash flow hedges. When interest rate locks are settled, any accumulated gain or loss included as a component of other comprehensive income (loss) will be amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term of the interest rate locks.

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
(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The prosecutor agreed to a plea bargain for Mr. Schwartz comprising of payment of an amount between €12,700 and €25,000, plus a fine of €2,700. This arrangement must be approved by the Court. A hearing for this purpose took place on March 25, 2021. The arrangement was confirmed by the Court on April 15, 2021 and the amount to be paid is €12,700.

In a hearing on December 17, 2020, the presiding judge decided that there was insufficient evidence of a crime and acquitted Equinix. The Public Prosecutor did not appeal, so the acquittal is now final and Equinix has no further exposure.

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
We do not expect the construction delays that we have experienced to have a material effect on us at this time, but additional supply disruptions because of the ongoing COVID-19 pandemic could occur and cause construction delays that are significant in the future. Significant construction delays would interfere with our ability to meet commitments to customers who have contracted for space in new IBX data centers under construction and could have a material impact on our business. While we have received "essential business" permits for construction in some jurisdictions, these classifications may not extend to the construction of new IBX data centers in all of our jurisdictions. We are also reliant on third party construction labor to build and expand our IBX data centers, to which we may not have access due to the ongoing COVID-19 pandemic. We rely on materials, products and manufacturing from regions of the world which are impacted by the pandemic. It may not be possible to find replacement products or supplies and ongoing delays could affect our business and growth.
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

Terrorist activity, or other acts of violence, including violence stemming from the current climate of political and economic uncertainty, could adversely impact our business.

The continued threat of terrorist activity and other acts of war or hostility both domestically and abroad by terrorist organizations, organized crime organizations, or other criminals along with violence stemming from political unrest, contribute to a climate of political and economic uncertainty in many of the regions in which we operate. Due to existing or developing circumstances, we may need to incur additional costs in the future to provide enhanced security, including cyber security and physical security, which could have a material adverse effect on our business and results of operations. These circumstances may also adversely affect our ability to attract and retain customers and employees, our ability to raise capital and the operation and maintenance of our IBX data centers.

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

Problems at one or more of our IBX data centers or corporate offices, whether or not within our control, could result in service interruptions or significant infrastructure or equipment damage. These could result from numerous factors, including but not limited to:

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

We have been investing heavily in our back-office information technology systems and processes for a number of years and expect such investment to continue for the foreseeable future in support of our pursuit of global, scalable solutions across all geographies and functions that we operate in. These continuing investments include: 1) ongoing improvements to the customer experience from initial quote to customer billing and our revenue recognition process; 2) integration of recently-acquired operations onto our various information technology systems; and 3) implementation of new tools and technologies to either further streamline and automate processes, or to support our compliance with evolving U.S. GAAP. As a result of our continued work on these projects, we may experience difficulties with our systems, management distraction and significant business disruptions. For example, difficulties with our systems may interrupt our ability to accept and deliver customer orders and may adversely impact our overall financial operations, including our accounts payable, accounts receivables, general ledger, fixed assets, revenue recognition, close processes, internal financial controls and our ability to otherwise run and track our business. We may need to expend significant attention, time and resources to correct problems or find alternative sources for performing these functions. All of these changes to our financial systems also create an increased risk of deficiencies in our internal controls over financial reporting until such systems are stabilized. Such significant investments in our back-office systems may take longer to complete and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and there is a risk of an impairment charge if we decide that portions of these projects will not ultimately benefit us or are de-scoped. Finally, the collective impact of these changes to our business has placed significant demands on impacted employees across multiple functions, increasing the risk of errors and control deficiencies in our financial statements, distraction from the effective operation of our business and difficulty in attracting and retaining employees. Any such difficulties or disruptions may adversely affect our business and results of operations.

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

We have announced our joint ventures with GIC and are also in discussions with a targeted set of hyperscale customers to develop capacity to serve their larger footprint needs by leveraging existing capacity and dedicated hyperscale builds. We have announced our intention to seek additional joint venture partners for certain of our hyperscale builds. There can be no assurances that our joint ventures will be successful or that we find additional partners or that we are able to successfully meet the needs of these customers.

We also recently acquired Packet, a bare metal automation company to facilitate a new product offering for Equinix. While we believe this new product offering will be desirable to our customers and will complement our other offerings on Platform Equinix, we cannot guarantee the success of this product or any other new product offering. We have not historically offered hardware solutions, and this is a new market area for us which can bring challenges and could harm our business if not executed in the time or manner that we expect.

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

Any of the foregoing factors, or other factors discussed elsewhere in this report, could have a material adverse effect on our business, results of operations and financial condition. Although we have experienced growth in revenues in recent quarters, this growth rate is not necessarily indicative of future results of operations. Prior to 2008, we had generated net losses every fiscal year since inception. It is possible that we may not be able to generate net income on a quarterly or annual basis in the future. In addition, a relatively large portion of our expenses are fixed in the short-term, particularly with respect to lease and personnel expenses, depreciation and amortization and interest expenses. Therefore, our results of operations are particularly sensitive to fluctuations in revenues. As such, comparisons to prior reporting periods should not be relied upon as indications of our future performance. In addition, our results of operations in one or more future quarters may fail to meet the expectations of securities analysts or investors.

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
As of March 31, 2021, our retained earnings were $1.9 billion. Although we have generated net income for each fiscal year since 2008, except for the year ended December 31, 2014, we are currently investing heavily in our future growth through the build out of multiple additional IBX data centers, expansions of IBX data centers and acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as transaction costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover the additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing, we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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

Risks Related to Our Expansion Plans

Our construction of additional new IBX data centers or IBX data center expansions could involve significant risks to our business.

In order to sustain our growth in certain of our existing and new markets, we may have to expand an existing data center, lease a new facility or acquire suitable land, with or without structures, to build new IBX data centers from the ground up. Expansions or new builds are currently underway, or being contemplated, in many of our markets. These construction projects expose us to many risks which could have an adverse effect on our results of operations and financial condition. As described in these Risk Factors, the ongoing COVID-19 pandemic has exacerbated many of these construction risks and has created additional risks for our business. Some of the risks associated with construction projects include:

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
•the possibility that we may be unable to integrate certain IT systems that do not meet Equinix's standard requirements with respect to security, privacy or any other standard;
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

We have entered into the EMEA Joint Venture and the Asia-Pacific Joint Venture with GIC to develop and operate xScale™ data centers in Europe and Asia-Pacific (together, the “Joint Ventures”). Equinix owns a 20% and GIC owns an 80% interest in each joint venture, and Equinix operates all facilities.

We are investing in developing certain sites with the intent of selling these assets to these Joint Ventures. The success of these Joint Ventures will depend, in part, on the successful development of the data center sites, and we may not realize all of the anticipated benefits. Such development may be more difficult, time-consuming or costly than expected and could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact our business, financial condition and results of operations. Additionally, if it is determined these sites are no longer desirable for the Joint Ventures, we would need to find a different buyer or invest in the sites in order to develop them for a different purpose.

We may not realize all of the anticipated benefits from our Joint Ventures. The success of these Joint Ventures will depend, in part, on the successful partnership between Equinix and GIC. Such a partnership is subject to risks as outlined below in our risk factor related to Joint Ventures, and more generally, to the same types of business risks as would impact our IBX data center business. A failure to successfully partner, or a failure to realize our expectations for the Joint Ventures, could materially impact our business, financial condition and results of operations. These Joint Ventures could also be negatively impacted by development and construction delays, including those resulting from the ongoing COVID-19 pandemic.

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

•our joint venture partners may take actions that are not within our control, which could require us to dispose of the joint venture asset, transfer it to a TRS in order to maintain our qualification for taxation as a REIT, or purchase the partner's interests or assets at an above-market price;
•our joint venture partners may take actions unrelated to our business agreement but which reflect poorly on Equinix because of our joint venture;
•disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our management from focusing their time and effort on our day-to-day business; and
•we may in certain circumstances be liable for the actions of our third-party partners or guarantee all or a portion of the joint venture's liabilities, which may require us to pay an amount greater than its investment in the joint venture.

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
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of March 31, 2021, our total indebtedness (gross of debt issuance cost, debt discount, and debt premium) was approximately $13.3 billion, our stockholders' equity was $10.6 billion and our cash, cash equivalents, and investments totaled $1.8 billion. In addition, as of March 31, 2021, we had approximately $1.9 billion of additional liquidity available to us from our $2.0 billion revolving credit facility. In addition to our substantial debt, we lease many of our IBX data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of March 31, 2021, we recorded operating lease liabilities of $1.4 billion, which represents our obligation to make lease payments under those lease arrangements.
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

Certain term loan borrowings under our Senior Credit Facility bear interest at rates that are calculated based on LIBOR. In addition, certain of our agreements, including select financing, customer, vendor, leasing, intercompany, derivative and joint venture agreements, also make reference to LIBOR. To prepare for the phase out of LIBOR, we may need to renegotiate the Senior Credit Facility and other agreements and may not be able to do so on terms that are favorable to us. It is also currently unknown what impact any contract modification will have on our financial statements. Further, the financial markets may be disrupted as a result of the phase out of LIBOR if banks fail to execute a smooth transition to an alternate rate.

Disruption in the financial markets or the inability to renegotiate our agreements to remove and replace LIBOR on favorable terms, or a negative impact from any contract modifications, could have an adverse effect on our business, financial position, and results of operations.

Sales or issuances of shares of our common stock may adversely affect the market price of our common stock.

Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. In October 2020, we established the 2020 ATM Program in the amount of $1.5 billion under which we may, from time to time, issue and sell shares of our common stock to or through sales agents up to established limits. As of March 31, 2021, we had not sold any shares under the 2020 ATM Program. We expect to refresh our ATM program periodically, which could lead to additional dilution for our stockholders in the future. We may also seek authorization to sell additional shares of common stock through other means which could lead to additional dilution for our stockholders. Please see Note 11 within the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for sales of our common stock under the ATM program.

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

Although we currently undertake, and may decide in the future to further undertake, foreign exchange hedging transactions to reduce foreign currency transaction exposure, we do not currently intend to eliminate all foreign currency transaction exposure. In addition, REIT compliance rules may restrict our ability to enter into hedging transactions. Therefore, any weakness of the U.S. Dollar may have a positive impact on our consolidated results of operations because the currencies in the foreign countries in which we operate may translate into more U.S. Dollars. However, if the U.S. Dollar strengthens relative to the currencies of the foreign countries in which we operate, our consolidated financial position and results of operations may be negatively impacted as amounts in foreign currencies will generally translate into fewer U.S. Dollars. For additional information on foreign currency risks, refer to our discussion of foreign currency risk in "Quantitative and Qualitative Disclosures About Market Risk" included in Item 2 of this Quarterly Report on Form 10-Q.

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

Regulation of greenhouse gas ("GHG") emissions could increase the cost of electricity by reducing amounts of electricity generated from fossil fuels, by requiring the use of more expensive generating methods or by imposing taxes or fees upon electricity generation or use. There has been interest in the U.S. Congress and in countries where we operate abroad in addressing climate change. In the U.S., with the new presidential administration, there is a likelihood that new regulations or legislation will be proposed and potentially enacted that would seek to limit carbon dioxide emissions and the use of fossil fuels. Past legislative proposals to address climate change include measures ranging from "carbon taxes," to tax credits, to federally imposed limitations on GHG emissions. The course of future legislation and regulation in the U.S. and abroad remains difficult to predict and the potential increased costs associated with GHG regulation or taxes cannot be estimated at this time.

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

Severe weather events, such as droughts, fires, flooding, heat waves, hurricanes, typhoons and other winter storms, pose a threat to our IBX data centers and our customers' IT infrastructure through physical damage to facilities or equipment, power supply disruption, and long-term effects on the cost of electricity. The frequency and intensity of severe weather events are reportedly increasing locally and regionally as part of broader climate changes. Global weather pattern changes may also pose long-term risks of physical impacts to our business.

We maintain disaster recovery and business continuity plans that would be implemented in the event of severe weather events that interrupt our business or affect our customers' IT infrastructure housed in our IBX data centers. While these plans are designed to allow us to recover from natural disasters or other events that can interrupt our business, we cannot be certain that our plans will protect us or our customers from all such disasters or events. Failure to prevent impact to customers from such events could adversely affect our business.

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
Risks Related to Certain Regulations and Laws, Including Tax Laws

Changes in U.S. or foreign tax laws, regulations, or interpretations thereof, including changes to tax rates, may adversely affect our financial statements and cash taxes.

We are a U.S. company with global subsidiaries and are subject to income and other taxes in the U.S. (although currently limited due to our taxation as a REIT) and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income and other taxes. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no certainty that additional taxes will not be due upon audit of our tax returns or as a result of changes to the tax laws and interpretations thereof. For example, we are currently undergoing audits and appealing the tentative assessments in a number of jurisdictions where we operate. The final results of these audits and the outcomes of the appeals are uncertain and may not be resolved in our favor. Additionally, the current administration of the U.S. has proposed a potential minimum tax. It is unclear under the current proposal whether such tax would apply to REITs. Changes in tax laws, including a minimum tax threshold, could have a material adverse effect on our tax liability.

The Organisation for Economic Co-operation and Development ("OECD") is an international association made up of over 30 countries including the U.S. The OECD has proposed and made numerous changes to long-standing tax principles, which, if adopted by the member countries, could have a materially adverse effect on our tax liabilities. For example, various jurisdictions are starting to explore the taxation of digital service through the adoption of tax principles which could have a negative effect on Equinix’s tax liability.

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

Government regulation or failure to comply with laws and regulations may adversely affect our business.

Various laws and governmental regulations, both in the U.S. and abroad, governing internet-related services, related communications services and information technologies remain largely unsettled, even in areas where there has been some legislative action. For example, the Federal Communications Commission ("FCC") recently overturned network neutrality rules, which may result in material changes in the regulations and contribution regime affecting us and our customers. Furthermore, the U.S. Congress and state legislatures are reviewing and considering changes to the new FCC rules making the future of network neutrality uncertain. Changes to these laws and regulations could have a material adverse effect on us and our customers. There may also be forthcoming regulation in the U.S. on a federal or state level in the areas of cybersecurity, data privacy, taxation and data security, any of which could impact Equinix and our customers. Similarly, data privacy regulations continue to evolve and must be addressed by Equinix as a global company.

We remain focused on whether and how existing and changing laws, such as those governing intellectual property, privacy, libel, telecommunications services, data flows/data localization, carbon emissions impact, competition and antitrust, and taxation apply to our business and those which might have a material effect on our customers’ decisions to purchase our services. Substantial resources may be required to comply with regulations or bring any non-compliant business practices into compliance with such regulations. In addition, the continuing development of the market for online commerce and the displacement of traditional telephony service by the internet and related communications services may prompt an increased call for more stringent consumer protection laws or other regulation both in the U.S. and abroad that may impose additional burdens on companies conducting business online and their service providers.

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

We strive to comply with all laws and regulations that apply to our business. However, as these laws evolve, they can be subject to varying interpretations and regulator discretion. To the extent a regulator or court disagrees with our interpretation of these laws and determines that our practices are not in compliance with applicable laws and regulations, we could be subject to civil and criminal penalties that could adversely affect our business operations. The adoption, or modification of laws or regulations relating to the internet and our business, or interpretations of existing laws, could have a material adverse effect on our business, financial condition and results of operations.

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
•we will be subject to the U.S. federal and state income tax on our taxable income at regular corporate income tax rates; and
•we would not be eligible to elect REIT status again until the fifth taxable year that begins after the first year for which we failed to qualify for taxation as a REIT.

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
We paid a quarterly distribution in March of 2021 and have declared a quarterly distribution to be paid on June 16, 2021. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the creation of reserves or required debt service or amortization payments.
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

Any insufficiency of our cash flows to cover our REIT distribution requirements could adversely impact our ability to raise short- and long-term debt, to sell assets, or to offer equity securities in order to fund distributions required to maintain our qualification and taxation as a REIT. Furthermore, the REIT distribution requirements may increase the financing we need to fund capital expenditures, future growth and expansion initiatives. This would increase our indebtedness. A significant increase in our outstanding debt could lead to a downgrade of our credit rating. A downgrade of our credit rating could negatively impact our ability to access credit markets. Further, certain of our current debt instruments limit the amount of indebtedness we and our subsidiaries may incur. Significantly more financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness. For a discussion of risks related to our substantial level of indebtedness, see other risks described elsewhere in this Quarterly Report on Form 10-Q.

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

The REIT provisions of the Code limit our ability to hedge assets, liabilities, revenues and expenses. Generally, income from hedging transactions that we enter into to manage risk of interest rate changes or fluctuations with respect to borrowings made or to be made by us to acquire or carry real estate assets and income from certain currency hedging transactions related to our non-U.S. operations, as well as income from qualifying counteracting hedges, do not constitute "gross income" for purposes of the REIT gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions may be treated as nonqualifying income for purposes of the REIT gross income tests. As a result of these rules, we have from time to time limited our use of advantageous hedging techniques or implemented those hedges through our TRSs, and our future hedging strategies may continue to be so affected. This increases the cost of our hedging activities because our TRSs are subject to tax on income or gains resulting from hedges entered into by them and may expose us to greater risks associated with changes in interest rates or exchange rates than we would otherwise want to bear. In addition, hedging losses in any of our TRSs may not provide any tax benefit, except for being carried forward for possible use against future income or gain in the TRSs. As a result, our financial performance, including our AFFO, may also fluctuate.

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

At any time, the U.S. federal or state income tax laws governing REITs, or the administrative interpretations of those laws, may be amended. The U.S. federal and state tax laws are constantly under review by persons involved in the legislative process, the Internal Revenue Service, the U.S. Department of the Treasury and state taxing authorities. Changes to the tax laws, regulations and administrative interpretations, which may have retroactive application, could adversely affect us. In addition, some of these changes could have a more significant impact on us as compared to other REITs due to the nature of our business and our substantial use of TRSs, particularly non-U.S. TRSs.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/2015	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/2015	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/2015	2.3

2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	12/6/2016	2.1

2.5	Amendment No. 1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	10-K	12/31/2016	2.5

2.6	Amendment No.2 to the Transaction Agreement, dated April 30, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	5/1/2017	2.1

2.7	Amendment No.3 to the Transaction Agreement, dated June 29, 2018, by and between Verizon Communications Inc. and Equinix, Inc.	10-Q	8/8/2018	2.7

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/2002	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/14/2011	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/11/2013	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	3/29/2016	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association as trustee.	8-K	11/20/2014	4.1

4.3	Fourth Supplemental Indenture, dated as of March 22, 2017 between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/22/2017	4.2

4.4	Form of 5.375% Senior Notes due 2027 (see Exhibit 4.3).

4.5	Fifth Supplemental Indenture, dated as of September 20, 2017 among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent.	8-K	9/20/2017	4.2

4.6	Indenture, dated as of December 12, 2017, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	12/5/2017	4.1

4.7	Supplemental Indenture, dated as of December 12, 2017, among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent.	8-K	12/5/2017	4.2

4.8	Form of 2.875% Senior Notes due 2026 (see Exhibit 4.7).

4.9	Third Supplemental Indenture, dated as of April 2, 2018, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	4/3/2018	4.2

4.10	Form of 5.00% Senior Notes due October 2020 (see Exhibit 4.9).

4.11	Form of 5.00% Senior Notes due April 2021 (see Exhibit 4.9).

4.12	Fourth Supplemental Indenture, dated as of November 18,2019, among Equinix, Inc and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.2

4.13	Form of 2.625% Senior Notes due 2024 (See Exhibit 4.12).

4.14	Fifth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.4

4.15	Form of 2.900% Senior Notes due 2026 (See Exhibit 4.14).

4.16	Sixth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.6

4.17	Form of 3.200% Senior Notes due 2029 (See Exhibit 4.16)	8-K	6/22/2020

4.18	Seventh Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	6/22/2020	4.2

4.19	Form of 1.250% Senior Note due 2025 (See Exhibit 4.18)	8-K	6/22/2020	4.3

4.20	Eighth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	6/22/2020	4.4

4.21	Form of 1.800% Senior Note due 2027 (See Exhibit 4.20)	8-K	6/22/2020	4.5

4.22	Ninth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	6/22/2020	4.6

4.23	Form of 2.150% Senior Note due 2030 (see Exhibit 4.22)	8-K	6/22/2020	4.7

4.24	Tenth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	6/22/2020	4.8

4.25	Form of 3.000% Senior Note due 2050 (See Exhibit 4.24)	8-K	6/22/2020	4.9

4.26	Eleventh Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	10/7/2020	4.2

4.27	Form of 1.000% Senior Note due 2025 (included in Exhibit 4.26)	8-K	10/7/2020	4.3

4.28	Twelfth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	10/7/2020	4.4

4.29	Form of 1.550% Senior Note due 2028 (included in Exhibit 4.28)	8-K	10/7/2020	4.5

4.30	Thirteenth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	10/7/2020	4.6

4.31	Form of 2.950% Senior Note due 2051 (included in Exhibit 4.30)	8-K	10/7/2020	4.7

4.32	Fourteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	2/24/2021	4.2

4.33	Form of 0.250% Senior Note due 2027 (included in Exhibit 4.32)	8-K	2/24/2021	4.3

4.34	Fifteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	2/24/2021	4.4

4.35	Form of 1.000% Senior Note due 2033 (included in Exhibit 4.34)	8-K	2/24/2021	4.5

4.36	Form of Registrant's Common Stock Certificate.	10-K	12/31/2014	4.13

10.1**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.2**	2000 Equity Incentive Plan, as amended.	10-K	12/31/2016	10.2

10.3**	2020 Equity Incentive Plan	DEF14A	4/27/2020	Appendix A

10.4**	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	10-Q	6/30/2014	10.5

10.5**	2019 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2019	10.29

10.6**	2019 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2019	10.30

10.7**	2019 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2019	10.31

10.8**	2020 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2020	10.19

10.9**	2020 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2020	10.20

10.10**	2020 Form of Time-Based Restricted Stock Agreement for Executives.	10-Q	3/31/2020	10.21

10.11**	2021 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.				X

10.12**	2021 Form of TSR Restricted Stock Unit Agreement for Executives.				X

10.13**	2021 Form of Time-Based Restricted Stock Unit Agreement for Executives.				X

10.14**	2021 Equinix, Inc. Annual Incentive Plan.				X

10.15	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014.	10-Q	9/30/2014	10.67

10.16	Share Purchase Agreement with Digital Realty Trust, L.P., relating to the sale and purchase of shares in TelecityGroup UK LON Limited, Telecity Netherlands AMS01 AMS04 BV, Equinix Real Estate (TCY AMS04) B.V. and TelecityGroup Germany Fra2 GmbH, dated May 14, 2016.	10-Q	6/30/2016	10.55

10.17	Credit Agreement dated as of December 12, 2017 among Equinix, Inc. as Borrower, The Guarantors Parties (defined therein), Bank of America, N.A., as Administrative Agent, Lender and L/C issuer, Barclays Bank PLS, Goldman Sachs Bank USA, HSBC Securities (USA) Inc. ING Capital LLC, TD Securities (USA) LLC, and Wells Fargo Bank, National Association as Co-Documentation Agents, the Other Lenders Party (defined therein) and Bank of America, N.A., Citibank, N.A., JPMorgan Chase Bank, N.A., MUFG, and RBC Capital Markets as Joint Lead Arrangers and Joint Book Runners.	10-K	12/31/2017	10.40

10.18	Consent and First Amendment to Credit Agreement, dated as of June 28, 2018 by and among Equinix, Inc. as Borrower, the Guarantors (defined therein), the Lenders (as such term is defined in the Credit Agreement referred to therein), and BANK OF AMERICA, N.A., as Administrative Agent.	10-Q	8/8/2018	10.35

10.19	Second Amendment to Credit Agreement, dated as of July 26, 2018, by and between Equinix, Inc. as Borrower, the financial institutions defined therein, MUFG Bank, Ltd., as Technical Agent and Bank of America, N.A. as Administrative Agent, under that certain Credit Agreement dated December 12, 2017.	10-Q	8/8/2018	10.36

10.20	Third Amendment to Credit Agreement, dated as of April 26, 2019, by and among Equinix, Inc., Delaware corporation ("Equinix" or the "Borrower"), each "Lender" (as such term is defined in the Credit Agreement referred to therein) party hereto, and BANK OF AMERICA, N.A., as Administrative Agent, under that certain Credit Agreement dated December 12, 2017.	10-Q	6/30/2019	10.34

10.21	Credit Agreement dated April 15, 2020, by and among Equinix, as borrower, a syndicate of financial institutions, as lenders, MUFG Bank, Ltd.as administrative agent, and MUFG Union Bank, N.A., Sumitomo, Mitsui Banking Corporation, TD Securities (USA) LLC and Mizuho Bank, Ltd., as joint lead arrangers.	10-Q	6/30/2020	10.25

10.22**	Relocation Letter Agreement by and between Equinix, Inc. and Charles Meyers dated October 12, 2018.	10-K	2/22/2019	10.37

10.23**	Change in Control Severance Agreement between Equinix, Inc and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.25

10.24**	Change in Control Severance Agreement between Equinix, Inc and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.26

10.25**	Change in Control Severance Agreement between Equinix, Inc and Karl Strohmeyer dated October 3, 2019.	10-Q	9/30/2019	10.27

10.26**	Change in Control Severance Agreement between Equinix, Inc and Peter Van Camp dated October 3, 2019.	10-Q	9/30/2019	10.28

10.27**	Change in Control Severance Agreement between Equinix, Inc and Charles Meyers dated October 4, 2019.	10-Q	9/30/2019	10.29

10.28**	Change in Control Severance Agreement between Equinix, Inc and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.31

10.29**	Change in Control Severance Agreement between Equinix, Inc and Sara Baack dated October 3, 2019.	10-Q	9/30/2019	10.32

10.30**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Sara Baack dated October 3, 2019.	10-Q	9/30/2019	10.33

10.31**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Charles Meyers dated October 4, 2019.	10-Q	9/30/2019	10.34

10.32**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.36

10.33**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.37

10.34**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.38

10.35**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Karl Strohmeyer dated October 3, 2019.	10-Q	9/30/2019	10.39

10.36**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Peter Van Camp dated October 3, 2019.	10-Q	9/30/2019	10.40

21.1	Subsidiaries of Equinix, Inc.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

EQUINIX, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.
Date: April 30, 2021
	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.11**	2021 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.

10.12**	2021 Form of TSR Restricted Stock Unit Agreement for Executives.

10.13**	2021 Form of Time-Based Restricted Stock Unit Agreement for Executives.

10.14**	2021 Equinix, Inc. Annual Incentive Plan.

21.1	Subsidiaries of Equinix, Inc.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Document.

101. PRE	Inline XBRL Taxonomy Extension Presentation Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.