Form 10-Q
period 2021-06-30
EQUINIX INC
filed 2021-07-30
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares outstanding of the registrant's Common Stock as of July 29, 2021 was 89,750,207.

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

Risks Related to Our Expansion Plans

•Our construction of new IBX data centers or IBX data center expansions could involve significant risks to our business.
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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
EQUINIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,799,727	$1,604,869
Short-term investments	—	4,532
Accounts receivable, net of allowance of $10,779 and $10,677	726,382	676,738
Other current assets	394,880	323,016
Assets held for sale	227,073	—
Total current assets	3,148,062	2,609,155
Property, plant and equipment, net	15,143,898	14,503,084
Operating lease right-of-use assets	1,371,794	1,475,057
Goodwill	5,411,123	5,472,553
Intangible assets, net	2,047,515	2,170,945
Other assets	807,970	776,047
Total assets	$27,930,362	$27,006,841
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$767,963	$844,862
Accrued property, plant and equipment	304,333	301,155
Current portion of operating lease liabilities	149,103	154,207
Current portion of finance lease liabilities	148,320	137,683
Current portion of mortgage and loans payable	42,580	82,289
Current portion of senior notes	—	150,186
Other current liabilities	271,072	354,368
Total current liabilities	1,683,371	2,024,750
Operating lease liabilities, less current portion	1,191,676	1,308,627
Finance lease liabilities, less current portion	2,000,006	1,784,816
Mortgage and loans payable, less current portion	611,441	1,287,254
Senior notes, less current portion	11,027,243	9,018,277
Other liabilities	770,153	948,999
Total liabilities	17,283,890	16,372,723
Commitments and contingencies (Note 11)
Equinix stockholders' equity
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 90,065,200 issued and 89,750,177 outstanding in 2021 and 89,462,304 issued and 89,134,252 outstanding in 2020	90	89
Additional paid-in capital	15,360,726	15,028,357
Treasury stock, at cost; 315,023 shares in 2021 and 328,052 shares in 2020	(117,270)	(122,118)
Accumulated dividends	(5,640,963)	(5,119,274)
Accumulated other comprehensive loss	(941,114)	(913,368)
Retained earnings	1,985,003	1,760,302
Total Equinix stockholders' equity	10,646,472	10,633,988
Non-controlling interests	—	130
Total stockholders' equity	10,646,472	10,634,118
Total liabilities and stockholders' equity	$27,930,362	$27,006,841
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)
Revenues	$1,657,919	$1,470,121	$3,253,983	$2,914,663
Costs and operating expenses:
Cost of revenues	865,120	739,344	1,676,337	1,475,626
Sales and marketing	185,610	178,124	368,437	358,574
General and administrative	322,005	256,890	623,461	518,487
Transaction costs	6,985	13,617	8,167	25,147
(Gain) loss on asset sales	(455)	(342)	1,265	857
Total costs and operating expenses	1,379,265	1,187,633	2,677,667	2,378,691
Income from operations	278,654	282,488	576,316	535,972
Interest income	374	1,685	1,103	5,958
Interest expense	(87,231)	(108,480)	(176,912)	(215,818)
Other income (expense)	(39,377)	4,278	(46,327)	9,448
Loss on debt extinguishment	(102,460)	(1,868)	(115,518)	(8,309)
Income before income taxes	49,960	178,103	238,662	327,251
Income tax (expense) benefit	18,527	(44,753)	(14,101)	(74,944)
Net income	68,487	133,350	224,561	252,307
Net (income) loss attributable to non-controlling interests	(148)	(46)	140	(211)
Net income attributable to Equinix	$68,339	$133,304	$224,701	$252,096
Earnings per share ("EPS") attributable to Equinix:
Basic EPS	$0.76	$1.53	$2.51	$2.92
Weighted-average shares for basic EPS	89,648	87,303	89,490	86,427
Diluted EPS	$0.76	$1.52	$2.50	$2.90
Weighted-average shares for diluted EPS	90,104	87,901	90,024	87,065
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)
Net income	$68,487	$133,350	$224,561	$252,307
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment ("CTA") gain (loss), net of tax effects of $0, $0, $0 and $0	110,466	181,286	(184,680)	(232,506)
Net investment hedge CTA gain (loss), net of tax effect of $0, $0, $0 and $0	(37,036)	(97,058)	133,139	47,888
Unrealized gain (loss) on cash flow hedges, net of tax effects of $(447), $4,772, $(8,339) and $(1,595)	(5,700)	(17,868)	23,778	(21,124)
Net actuarial gain on defined benefit plans, net of tax effects of $(3), $(6), $(8) and $3	15	20	27	55
Total other comprehensive income (loss), net of tax	67,745	66,380	(27,736)	(205,687)
Comprehensive income, net of tax	136,232	199,730	196,825	46,620
Net (income) loss attributable to non-controlling interests	(148)	(46)	140	(211)
Other comprehensive (income) loss attributable to non-controlling interests	(11)	(2)	(10)	9
Comprehensive income attributable to Equinix	$136,073	$199,682	$196,955	$46,418
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2021	2020
	(Unaudited)
Cash flows from operating activities:
Net income	$224,561	$252,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	706,184	586,609
Stock-based compensation	172,685	140,343
Amortization of intangible assets	105,074	97,853
Amortization of debt issuance costs and debt discounts and premiums	8,370	7,904
Provision for credit loss allowance	5,751	11,496
Loss on asset sales	1,265	857
Loss on debt extinguishment	115,518	8,309
Other items	17,545	10,654
Changes in operating assets and liabilities:
Accounts receivable	(57,329)	(14,233)
Income taxes, net	(65,935)	11,861
Other assets	(57,280)	(60,019)
Operating lease right-of-use assets	61,775	76,292
Operating lease liabilities	(100,328)	(72,091)
Accounts payable and accrued expenses	(57,201)	(25,564)
Other liabilities	(90,300)	58,938
Net cash provided by operating activities	990,355	1,091,516
Cash flows from investing activities:
Purchases of investments	(25,001)	(52,415)
Sales of investments	4,057	12,134
Business acquisitions, net of cash and restricted cash acquired	—	(478,248)
Purchases of real estate	(87,637)	(82,567)
Purchases of other property, plant and equipment	(1,255,830)	(882,889)
Net cash used in investing activities	(1,364,411)	(1,483,985)
Cash flows from financing activities:
Proceeds from employee equity awards	40,034	30,391
Payment of dividends	(521,092)	(469,487)
Proceeds from public offering of common stock, net of issuance costs	99,599	1,784,898
Proceeds from senior notes, net of debt discounts	3,878,662	2,585,736
Proceeds from mortgage and loans payable	—	750,790
Repayments of finance lease liabilities	(98,877)	(42,681)
Repayments of mortgage and loans payable	(696,059)	(789,178)
Repayment of senior notes	(1,990,650)	(493,711)
Debt extinguishment costs	(99,185)	(4,619)
Debt issuance costs	(25,102)	(26,266)
Net cash provided by financing activities	587,330	3,325,873
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(17,054)	(12,876)
Net increase in cash, cash equivalents and restricted cash	196,220	2,920,528
Cash, cash equivalents and restricted cash at beginning of period	1,625,695	1,886,613
Cash, cash equivalents and restricted cash at end of period	$1,821,915	$4,807,141

Cash and cash equivalents	$1,799,727	$4,785,050
Current portion of restricted cash included in other current assets	12,994	13,293
Non-current portion of restricted cash included in other assets	9,194	8,798
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$1,821,915	$4,807,141
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
Our effective tax rates were 5.9% and 22.9% for the six months ended June 30, 2021 and 2020, respectively. The decrease in the effective tax rate for the six months ended June 30, 2021 as compared to the same period in 2020 is primarily due to the favorable resolution of uncertain tax positions of approximately $72.0 million resulting from the settlement of various tax audits in the United Kingdom ("UK"), Germany, and Australia, partially offset by $11.0 million resulting from the revaluation of our deferred tax liabilities due to the UK corporate tax rate increase from 19% to 25% enacted in the current period.
Of the unrecognized tax benefits being realized in the current period, $33.6 million is related to the uncertain tax position inherited from the Metronode Acquisition. The uncertain tax position was covered by an indemnification agreement with the Seller. The realization of the unrecognized tax benefits resulted in an impairment of the indemnification asset for the same amount, which has been included in Other Income (Expense) on the Condensed Consolidated Statements of Operations.

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
2. Revenue
Contract Balances
The following table summarizes the opening and closing balances of our accounts receivable, net; contract assets, current; contract assets, non-current; deferred revenue, current; and deferred revenue, non-current (in thousands):

	Accounts receivable, net (1)	Contract assets, current	Contract assets, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2021	$676,738	$13,534	$54,050	$101,258	$71,242
Closing balances as of June 30, 2021	726,382	33,614	53,137	104,568	68,992
Increase (Decrease)	$49,644	$20,080	$(913)	$3,310	$(2,250)

(1) The net change in our allowance for credit losses was insignificant during the six months ended June 30, 2021.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The difference between the opening and closing balances of our accounts receivable, net, contract assets and deferred revenues primarily results from revenue growth and the timing difference between the satisfaction of our performance obligation and the customer's payment. The amount of revenue recognized during the six months ended June 30, 2021 from the opening deferred revenue balance as of January 1, 2021 was $57.7 million.
Remaining performance obligations
As of June 30, 2021, approximately $8.5 billion of total revenues, including deferred installation revenues, are expected to be recognized in future periods. Most of our revenue contracts have an initial term varying from one to three years, and thereafter, automatically renew in one-year increments. Included in the remaining performance obligations are contracts that are either under the initial term or under one-year renewal periods. We expect to recognize approximately 70% of our remaining performance obligations as revenues over the next two years, with more revenues expected to be recognized in the first year due to the impact of contracts renewal. The remainder of the balance is generally expected to be recognized over the next three to five years. We estimate our remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates due to changes in actual deployments dates, contract modifications, renewals and/or terminations.
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
3.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$68,487	$133,350	$224,561	$252,307
Net (income) loss attributable to non-controlling interests	(148)	(46)	140	(211)
Net income attributable to Equinix	$68,339	$133,304	$224,701	$252,096

Weighted-average shares used to calculate basic EPS	89,648	87,303	89,490	86,427
Effect of dilutive securities:
Employee equity awards	456	598	534	638
Weighted-average shares used to calculate diluted EPS	90,104	87,901	90,024	87,065

EPS attributable to Equinix:
Basic EPS	$0.76	$1.53	$2.51	$2.92
Diluted EPS	$0.76	$1.52	$2.50	$2.90
We have excluded common stock related to employee equity awards in the diluted EPS calculation above of approximately 248,000 shares and 31,000 shares for the three months ended June 30, 2021 and 2020, respectively, and approximately 199,000 and 23,000 shares for the six months ended June 30, 2021 and 2020, because their effect would be anti-dilutive.

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
As of June 30, 2021, we had completed the detailed valuation analysis to derive the fair value of assets acquired and liabilities assumed from the Bell acquisition and finalized the allocation of purchase price.

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

(1)For the Bell Acquisition, the purchase price allocation adjustments since the provisional amounts reported as of December 31, 2020 were not significant. As of June 30, 2021, the purchase price allocation was final.
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
Pending Acquisition of GPX India
On August 7, 2020, we entered into an agreement to purchase the India operations of GPX Global Systems, Inc. ("GPX India"), representing two data centers in Mumbai, India for approximately $161.0 million in an all-cash transaction (the “GPX India Acquisition”). The GPX India Acquisition is expected to close in the third quarter of 2021, subject to customary closing conditions including regulatory approval. Upon the close of the acquisition, the operating results of the acquired business will be reported in our Asia-Pacific region.
5.    Assets Held for Sale
In June 2021, we entered into an agreement to form our third joint venture in the form of a limited liability partnership with GIC, Singapore's sovereign wealth fund ("GIC"), to develop and operate additional xScaleTM data centers in Europe and the Americas (the “EMEA 2 Joint Venture”). xScale data centers are engineered to meet the technical and operational requirements and price points of core hyperscale workload deployments and also offer access to our comprehensive suite of interconnection and edge services. Upon closing, GIC will contribute cash in exchange for an 80% partnership interest in the EMEA 2 Joint Venture. We agreed to sell certain data center sites and facilities located in Frankfurt, Helsinki, Madrid, Milan, Paris, Sao Paolo and Warsaw, with the intention to add additional sites post-closing, in exchange for a 20% partnership interest in the EMEA 2 Joint Venture and cash proceeds. The transaction is expected to close in phases over the course of two years, pending regulatory approval and other closing conditions. The assets and liabilities of the data center sites that are expected to be sold within a year, which are currently included within our EMEA and Americas regions, were classified as held for sale as of June 30, 2021.
In May 2021, we entered into an agreement to sell the Dublin 5 ("DB5") data center site, which is currently under construction, to the EMEA 1 Joint Venture (as defined in note 6 below). The assets and liabilities of the DB5 data center, which are currently included within our EMEA region, were classified as held for sale as of June 30, 2021. The transaction closed in July 2021 (see note 14 below).
All assets and liabilities classified as held for sale are reported at the lower of their carrying amounts or fair values less costs to sell. The following table summarizes the assets and liabilities that were classified as assets and liabilities held for sale in the condensed consolidated balance sheet as of June 30, 2021 (in thousands):

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

June 30, 2021
Other current assets	$12,399
Operating lease right-of-use assets	19,873
Property, plant and equipment	191,230
Other assets	3,571
Total assets held for sale	$227,073

Current portion of operating lease liabilities	$1,142
Operating lease liabilities, less current portion	619
Accrued property, plant and equipment	31,222
Total liabilities held for sale (1)	$32,983

(1)Liabilities held for sale were included within other current liabilities on the condensed consolidated balance sheet.
6.    Equity Method Investments
The following table summarizes the equity method investments (in thousands):

Investee	Ownership Percentage	June 30, 2021	December 31, 2020
EMEA 1 Joint Venture with GIC	20%	$105,081	$101,892
Asia-Pacific Joint Venture with GIC	20%	48,992	43,432
Other	Various	20,127	17,747
Total		$174,200	$163,071

EMEA 1 Joint Venture
In 2019, we entered into a joint venture in the form of a limited liability partnership with GIC (the "EMEA 1 Joint Venture"), to develop and operate xScale data centers in Europe. The EMEA 1 Joint Venture is not a variable interest entity ("VIE") because its equity investors have the characteristics of a controlling financial interest and it is sufficiently capitalized to sustain its operations, requiring additional funding from its partners only when expanding operations. During the six months ended June 30, 2021, we made equity contributions of $7.1 million to the EMEA 1 Joint Venture. Our share of income and losses of equity method investments from this joint venture was insignificant for the three and six months ended June 30, 2021 and 2020 and was included in other income (expense) on the condensed consolidated statement of operations.
We committed to make future equity contributions to the EMEA 1 Joint Venture for funding its future development. As of June 30, 2021, we had future equity contribution commitments of $25.1 million.
Variable Interest Entity
Asia-Pacific Joint Venture
On December 17, 2020, we entered into a second joint venture with GIC (the "Asia-Pacific Joint Venture") to develop and operate xScale data centers in Asia-Pacific. We provide certain management services to the Asia-Pacific Joint Venture operations and earn fees for the performance of such services. The Asia-Pacific Joint Venture does not have sufficient funds from operations to be self-sustained, thus is considered a VIE. In addition, the power to direct the activities of the Asia-Pacific Joint Venture that most significantly impact economic performance is shared equally between GIC and us. These activities include data center construction and operations, sales and marketing, financing, and real estate purchases or sales. Decisions about these activities require the consent of both GIC and us. We concluded that neither party is deemed to have predominant control over the Asia-Pacific Joint Venture and neither party is its primary beneficiary. Upon closing the Asia-Pacific Joint Venture, we recorded our

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
initial 20% partnership interest at fair value of $42.6 million in total at the exchange rate in effect on December 17, 2020. During the six months ended June 30, 2021, we made additional equity contributions of $11.2 million to the Asia-Pacific Joint Venture. Our share of income and losses of equity method investments from this joint venture was insignificant for the three and six months ended June 30, 2021 and was included in other income (expense) on the condensed consolidated statement of operations.
In addition to the investment in the Asia-Pacific Joint Venture, we also had $16.7 million of receivables from the Asia-Pacific Joint Venture relating to purchase price adjustments on the sale of data center assets as well as amounts due under commercial service agreements, which were presented within accounts receivable, net on the condensed consolidated balance sheet as of June 30, 2021. During the three and six months ended June 30, 2021, the total revenue recorded from these services was $12.2 million and $14.4 million, respectively.
Concurrent with the closing of the Asia-Pacific Joint Venture, the Asia-Pacific Joint Venture entered into a credit facility agreement and a bond agreement with a group of lenders for secured debt facilities of $305.2 million in total at the exchange rate in effect on December 31, 2020. The Asia-Pacific Joint Venture’s debt is secured by the net assets of the Asia-Pacific Joint Venture without recourse to its partners. Under the Asia-Pacific Joint Venture agreement and pursuant to the credit facility and bond agreements, the joint venture partners are required to make additional equity contributions proportionately upon certain occurrences, such as a shortfall in capital necessary to complete certain construction phases or make interest payments on its outstanding debt. As of June 30, 2021, we had future equity contribution commitments of $6.8 million.
Our maximum exposure to loss related to the Asia-Pacific Joint Venture is limited to our equity investments, outstanding receivables including any unpaid service and performance fees earned, and future funding commitments including those that may be required pursuant to the credit facility and bond agreements. As of June 30, 2021, our maximum exposure to loss related to the Asia-Pacific Joint Venture was $72.4 million.
Other Related Party Transactions
In connection with the sale of the PA9 data center to the EMEA 1 Joint Venture, we have a commitment to the EMEA 1 Joint Venture to complete a residual portion of the PA9 data center for an estimated cost of $22.6 million in total, which is reimbursable in full upon completion. As of June 30, 2021, we had contract assets, current of $18.5 million, in relation to the progress in completing this commitment.
We received contingent consideration from the sales of xScale data centers to the EMEA 1 Joint Venture, which become receivable upon completion of certain performance milestones, primarily contingent on the local regulatory approvals for certain sites. The contingent consideration are considered derivatives and are remeasured at fair value each reporting period using inputs such as probabilities of payment, discount rates, foreign currency forward rates and projected payment dates. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements. The contingencies were partially met during the three months ended June 30, 2021 upon achieving the performance milestone for one of the sites. As of June 30, 2021 and December 31, 2020, the total fair value of the remaining contingent consideration was $15.6 million and $44.2 million, respectively, which was included in other current assets on the condensed consolidated balance sheets. Changes in the fair value of the contingent consideration were recorded in gain (loss) on asset sales on the condensed consolidated statement of operations.
We also have a sub-lease agreement with the EMEA 1 Joint Venture to sub-lease a portion of London ("LD") 10-2 data center or former LD10 data center, for a total of 15 years. For the three and six months ended June 30, 2021, we recorded approximately $4.2 million and $8.7 million, respectively, of rent expense for the LD10-2 data center. For the three and six months ended June 30, 2020, we recorded approximately $3.5 million and $6.9 million, respectively, of rent expense for the LD10-2 data center. As of June 30, 2021 and December 31, 2020, we had finance lease right of use ("ROU") assets of $126.0 million and $127.2 million, respectively and a finance lease ROU liability of $130.9 million and $130.8 million, respectively.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
We provide various services to the EMEA 1 Joint Venture through multiple agreements, including sales and marketing, development management, facilities management, and asset management services. As of June 30, 2021 and December 31, 2020, we had $6.0 million and $6.5 million, respectively, of total receivables from the EMEA 1 Joint Venture. For the three and six months ended June 30, 2021, total revenues from these contracts were $13.2 million and $18.8 million, respectively. For the three and six months ended June 30, 2020, total revenues from these contracts were $4.0 million and $8.5 million, respectively. The transactions with the EMEA 1 Joint Venture are generally considered to have been negotiated arm's length.
Additionally, we have an agreement to lease to the EMEA 1 Joint Venture a portion of land for the Frankfurt 9 xScale data center and a new building that is under construction on the land. As of June 30, 2021, the lease has not commenced yet and we recorded approximately $16.9 million of other liabilities in connection with the construction of the Frankfurt 9 xScale data center.
As previously described above, we provide various services to the Asia-Pacific Joint Venture, including portfolio management, sales and marketing, development, and facilities management services, which give rise to receivables. The transactions with the Asia-Pacific Joint Venture are generally considered to have been negotiated arm's length.
7.    Derivatives and Hedging Activities
Derivatives Designated as Hedging Instruments
Net Investment Hedges. We are exposed to the impact of foreign exchange rate fluctuations on the value of investments in our foreign subsidiaries whose functional currencies are other than the U.S. Dollar. In order to mitigate the impact of foreign currency exchange rates, we have entered into various foreign currency debt obligations, which are designated as hedges against our net investments in foreign subsidiaries. As of June 30, 2021 and December 31, 2020, the total principal amounts of foreign currency debt obligations designated as net investment hedges were $1.5 billion and $1.9 billion, respectively.
We also use cross-currency interest rate swaps, which convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt, to hedge the currency exposure associated with a portion of our net investment in our foreign subsidiaries. As of June 30, 2021 and December 31, 2020, we had cross-currency interest rate swaps outstanding with notional amounts of $4.0 billion and $3.3 billion respectively, with maturity dates ranging through 2026.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
From time to time, we use foreign currency forward contracts to hedge against the effect of foreign exchange rate fluctuations on a portion of our net investment in our foreign subsidiaries. As of both June 30, 2021 and December 31, 2020, the total notional amount of foreign currency forward contracts designated as net investment hedges was $355.6 million.
The effect of net investment hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Foreign currency debt		$(23,758)	$(85,215)	$44,982	$13,887
Cross-currency interest rate swaps (included component) (1)		(23,124)	(10,333)	118,104	3,807
Cross-currency interest rate swaps (excluded component) (2)		15,112	(1,510)	(25,417)	30,194
Foreign currency forward contracts (included component) (1)		(5,264)	—	(4,556)	—
Foreign currency forward contracts (excluded component) (3)		(2)	—	26	—
Total		$(37,036)	$(97,058)	$133,139	$47,888

Amount of gain or (loss) recognized in earnings:
	Location of gain or (loss)	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$10,566	$5,459	$20,615	$10,548
Foreign currency forward contracts (excluded component) (3)	Interest expense	40	—	204	—
Total		$10,606	$5,459	$20,819	$10,548

(1)Included component represents foreign exchange spot rates.
(2)Excluded component represents cross-currency basis spread and interest rates.
(3)Excluded component represents foreign currency forward points.
Cash Flow Hedges. We hedge our foreign currency transaction exposure for forecasted revenues and expenses in our EMEA region between the U.S. Dollar and the British Pound, Euro, Swedish Krona and Swiss Franc. The foreign currency forward and option contracts that we use to hedge this exposure are designated as cash flow hedges. As of June 30, 2021 and December 31, 2020, the total notional amounts of these foreign exchange contracts were $966.5 million and $912.9 million, respectively.
As of June 30, 2021, our foreign currency cash flow hedge instruments had maturity dates ranging from July 2021 to June 2023 and a net loss of $21.3 million was recorded within accumulated other comprehensive income (loss) relating to these foreign exchange contracts that will be reclassified to revenues and expenses as they mature in the next 12 months. As of December 31, 2020, our foreign currency cash flow hedge instruments had maturity dates ranging from January 2021 to December 2022 and a net loss of $35.4 million was recorded within accumulated other comprehensive income (loss) relating to cash flow hedges that will be reclassified to revenues and expenses as they mature in the next 12 months.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
We hedge the interest rate exposure created by anticipated fixed rate debt issuances through the use of treasury locks and swap locks (collectively, interest rate locks), which are designated as cash flow hedges. As of both June 30, 2021 and December 31, 2020, we had no interest rate locks outstanding. During the six months ended June 30, 2021, interest rate locks with a combined aggregate notional amount of $1.3 billion were settled related to the issuance of senior notes in the quarter. When interest rate locks are settled, any gain or loss from the transactions is deferred and included as a component of other comprehensive income (loss) and is amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term of the interest rate locks. As of June 30, 2021 and December 31, 2020, we had a net loss of $4.4 million and $4.1 million, respectively, recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months for interest rate locks.
The effect of cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Foreign currency forward and option contracts (included component) (1)		$1,833	$(22,347)	$33,207	$5,678
Foreign currency option contracts (excluded component) (2)		(45)	358	151	1,676
Interest rate locks		(7,040)	(650)	(1,239)	(26,882)
Total		$(5,252)	$(22,639)	$32,119	$(19,528)

Amount of gain or (loss) reclassified from accumulated other comprehensive income to income:
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of gain or (loss)	2021	2020	2021	2020
Foreign currency forward contracts	Revenues	$(16,565)	$20,558	$(29,534)	$41,777
Foreign currency forward contracts	Costs and operating expenses	8,583	(10,498)	15,787	(21,498)
Interest rate locks	Interest Expense	(1,049)	90	(1,854)	258
Total		$(9,031)	$10,150	$(15,601)	$20,537

Amount of gain or (loss) excluded from effectiveness testing included in income:
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of gain or (loss)	2021	2020	2021	2020
Foreign currency option contracts (excluded component) (2)	Revenues	$(63)	$(503)	$(244)	$(1,024)
Total		$(63)	$(503)	$(244)	$(1,024)

(1)Included component represents foreign exchange spot rates.
(2)Excluded component represents option's time value.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
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
Foreign Currency Forward Contracts. We also use foreign currency forward contracts to manage the foreign exchange risk associated with certain foreign currency-denominated monetary assets and liabilities. As a result of foreign currency fluctuations, the U.S. Dollar equivalent values of our foreign currency-denominated monetary assets and liabilities change. Gains and losses on these contracts are included in other income (expense), on a net basis, along with the foreign currency gains and losses of the related foreign currency-denominated monetary assets and liabilities associated with these foreign currency forward contracts. As of June 30, 2021 and December 31, 2020, the total notional amounts of these foreign currency contracts were $5.0 billion and $3.4 billion, respectively.
The following table presents the effect of derivatives not designated as hedging instruments in our condensed consolidated statements of operations (in thousands):

Amount of gain or (loss) recognized in earnings:
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of gain or (loss)	2021	2020	2021	2020
Embedded derivatives	Revenues	$650	$(2,741)	$5,145	$4,710
Economic hedge of embedded derivatives	Revenues	(279)	2,301	(4,492)	(5,601)
Foreign currency forward contracts	Other income (expense)	7,975	(113,016)	64,775	20,808
Total		$8,346	$(113,456)	$65,428	$19,917

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Fair Value of Derivative Instruments
The following table presents the fair value of derivative instruments recognized in our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Designated as hedging instruments:
Cash flow hedges
Foreign currency forward and option contracts	$8,422	$27,742	$351	$52,804
Net investment hedges
Cross-currency interest rate swaps	9,180	109,432	—	192,939
Foreign currency forward contracts	—	27,237	—	17,041
Total designated as hedging	17,602	164,411	351	262,784

Not designated as hedging instruments:
Embedded derivatives	5,676	1,320	3,255	3,858
Economic hedges of embedded derivatives	—	2,411	4,372	12
Foreign currency forward contracts	53,867	13,979	3,721	133,805
Total not designated as hedging	59,543	17,710	11,348	137,675
Total Derivatives	$77,145	$182,121	$11,699	$400,459

(1)As presented in our condensed consolidated balance sheets within other current assets and other assets.
(2)As presented in our condensed consolidated balance sheets within other current liabilities and other liabilities.
Offsetting Derivative Assets and Liabilities
We enter into master netting agreements with our counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default. For presentation on the condensed consolidated balance sheets, we do not offset fair value amounts recognized for derivative instruments or the accrued interest related to cross-currency interest rate swaps under master netting arrangements. The following table presents information related to these offsetting arrangements as of June 30, 2021 and December 31, 2020 (in thousands):

	Gross Amounts Offset in Consolidated Balance Sheet
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Net Amounts	Gross Amounts not Offset in the Balance Sheet	Net
June 30, 2021
Derivative assets	$106,488	$—	$106,488	$(86,576)	$19,912
Derivative liabilities	197,620	—	197,620	(86,576)	111,044

December 31, 2020
Derivative assets	$38,447	$—	$38,447	$(35,100)	$3,347
Derivative liabilities	415,628	—	415,628	(35,100)	380,528

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
Our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	As of June 30, 2021			As of December 31, 2020
	Fair Value	Fair Value Measurement Using		Fair Value	Fair Value Measurement Using
		Level 1	Level 2		Level 1	Level 2
Assets:
Money market and deposit accounts	$604,404	$604,404	$—	$611,071	$611,071	$—
Publicly traded equity securities	—	—	—	159	159	—
Certificates of deposit	—	—	—	4,373	—	4,373
Derivative instruments (1)	77,145	—	77,145	11,699	—	11,699
Total	$681,549	$604,404	$77,145	$627,302	$611,230	$16,072
Liabilities:
Derivative instruments (1)	$182,121	$—	$182,121	$400,459	$—	$400,459

(1)Amounts are included within other current assets, other assets, others current liabilities and other liabilities in the condensed consolidated balance sheets.
We did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.
Other than the contingent consideration related to the EMEA 1 Joint Venture as described in Note 6 above, we did not have any Level 3 financial assets or financial liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
9.    Leases
Significant Lease Transactions
The following table summarizes the significant lease transactions during the six months ended June 30, 2021 (in thousands):

			Renewal/Termination Options Excluded (1)		Net Incremental (2)
Lease	Quarter	Transaction		Lease Classification	ROU assets	ROU liabilities
Silicon Valley 8 ("SV8") data center lease extended (3)	Q1	Extended lease term by 16 years	Two 10-year renewal options	Finance Lease	$98,141	$100,043
				Operating Lease	(13,685)	(15,586)
Hong Kong 3 ("HK3") data center lease extended (3)	Q1	Extended lease by 10 years, which included a 5-year renewal option	N/A	Finance Lease - Building	37,987	37,987
				Operating Lease - Land	6,592	6,592
Osaka 3 ("OS3") new data center and office lease	Q2	New lease-15 year term	2-year renewal option on a rolling basis	Finance Lease	144,122	144,122

(1) These renewal/termination options are not included in determining the lease terms as we are not reasonably certain to exercise them at this time.
(2) The net incremental amounts represent the adjustments to the right of use ("ROU") assets and liabilities recorded during the quarter that the transactions were entered.
(3) These leases had components previously classified as operating leases.
Lease Expenses
The components of lease expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Finance lease cost
Amortization of ROU assets (1)	$37,110	$28,897	$73,238	$54,062
Interest on lease liabilities	29,823	28,438	60,016	56,263
Total finance lease cost	66,933	57,335	133,254	110,325

Operating lease cost	57,045	52,556	113,499	106,347
Variable lease cost	7,630	2,884	15,670	5,466
Total lease cost	$131,608	$112,775	$262,423	$222,138

(1) Amortization of ROU assets is included with depreciation expense, and is recorded within cost of revenues, sales and marketing and general and administrative expenses in the condensed consolidated statements of operations.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Other Information
Other information related to leases is as follows (in thousands):

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$57,084	$54,417
Operating cash flows from operating leases	152,052	102,146
Financing cash flows from finance leases	98,877	42,681

ROU assets obtained in exchange for lease obligations: (1)
Finance leases	$339,486	$311,951
Operating leases	50	14,114

	As of June 30, 2021	As of December 31, 2020
Weighted-average remaining lease term - finance leases (2)	14 years	14 years
Weighted-average remaining lease term - operating leases (2)	12 years	12 years
Weighted-average discount rate - finance leases	7%	7%
Weighted-average discount rate - operating leases	4%	4%
Finance lease assets (3)	$1,912,014	$1,688,032

(1) Represents all non-cash changes in ROU assets.
(2) Includes lease renewal options that are reasonably certain to be exercised.
(3) As of June 30, 2021 and December 31, 2020, we recorded accumulated amortization of finance lease assets of $651.5 million and $604.1 million, respectively. Finance lease assets are recorded within property, plant and equipment, net on the condensed consolidated balance sheets.
Maturities of Lease Liabilities
Maturities of lease liabilities as of June 30, 2021 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2021 (6 months remaining)	$91,036	$123,694	$214,730
2022	194,169	240,595	434,764
2023	179,406	233,830	413,236
2024	166,529	232,142	398,671
2025	157,801	228,757	386,558
Thereafter	1,012,325	2,153,595	3,165,920
Total lease payments	1,801,266	3,212,613	5,013,879
Plus amount representing residual property value	—	16,268	16,268
Less imputed interest	(460,487)	(1,080,555)	(1,541,042)
Total	$1,340,779	$2,148,326	$3,489,105
We entered into agreements with various landlords primarily to lease data center spaces and ground leases which have not yet commenced as of June 30, 2021. These leases will commence between year 2021 and 2023, with lease terms of 12 to 20 years and total lease commitments of approximately $360.5 million.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
10.    Debt Facilities
Mortgage and Loans Payable
As of June 30, 2021 and December 31, 2020, our mortgage and loans payable consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Term loans	$578,084	$1,292,067
Mortgage payable and loans payable	74,761	78,903
	652,845	1,370,970
Less amount representing unamortized debt discount and debt issuance cost	(565)	(3,288)
Add amount representing unamortized mortgage premium	1,741	1,861
	654,021	1,369,543
Less current portion	(42,580)	(82,289)
Total	$611,441	$1,287,254
Senior Credit Facility
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
On May 17, 2021, using a portion of the net cash proceeds from the 2026 Notes, 2028 Notes, 2031 Notes, and 2052 Notes as described below, we repaid our outstanding term loans in Swedish Krona and Japanese Yen under our Term Loan Facility for $285.4 million and $374.5 million in U.S. Dollars, respectively, at the exchange rates in effect on May 17, 2021. We incurred an insignificant loss on debt extinguishment for the repayment of both term loans during the three months ended June 30, 2021. As of June 30, 2021 and December 31, 2020, the total amounts outstanding under the Term Loan Facility, net of debt issuance costs, were $577.5 million and $1.3 billion, respectively.
As of June 30, 2021, we had 39 irrevocable letters of credit totaling $78.7 million issued and outstanding under the Revolving Facility, with approximately $1.9 billion remaining available to borrow under the Revolving Facility.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Senior Notes
As of June 30, 2021 and December 31, 2020, our senior notes consisted of the following (in thousands):

	June 30, 2021		December 31, 2020
	Amount	Effective Rate	Amount	Effective Rate
5.000% Infomart Senior Notes	$—	—%	$150,000	4.51%
2.625% Senior Notes due 2024	1,000,000	2.79%	1,000,000	2.79%
1.250% Senior Notes due 2025	500,000	1.46%	500,000	1.46%
1.000% Senior Notes Due 2025	700,000	1.18%	700,000	1.18%
2.900% Senior Notes due 2026	600,000	3.04%	600,000	3.04%
2.875% Euro Senior Notes due 2026	—	—%	611,050	3.04%
1.450% Senior Notes due 2026	700,000	1.64%	—	—%
0.250% Euro Senior Notes due 2027	592,500	0.45%	—	—%
1.800% Senior Notes due 2027	500,000	1.96%	500,000	1.96%
5.375% Senior Notes due 2027	—	—%	1,250,000	5.51%
1.550% Senior Notes due 2028	650,000	1.67%	650,000	1.67%
2.000% Senior Notes due 2028	400,000	2.21%	—	—%
3.200% Senior Notes due 2029	1,200,000	3.30%	1,200,000	3.30%
2.150% Senior Notes due 2030	1,100,000	2.27%	1,100,000	2.27%
2.500% Senior Notes due 2031	1,000,000	2.65%	—	—%
1.000% Euro Senior Notes due 2033	711,000	1.18%	—	—%
3.000% Senior Notes due 2050	500,000	3.09%	500,000	3.09%
2.950% Senior Notes due 2051	500,000	3.00%	500,000	3.00%
3.400% Senior Notes due 2052	500,000	3.50%	—	—%
	11,153,500		9,261,050
Less amount representing unamortized debt issuance cost	(126,257)		(92,773)
Add amount representing unamortized debt premium	—		186
	11,027,243		9,168,463
Less current portion	—		(150,186)
Total	$11,027,243		$9,018,277

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
Redemption of 2.875% Euro Senior Notes due 2026
On March 24, 2021, using a portion of the net cash proceeds from the 2027 Euro Senior Notes and 2033 Euro Senior Notes, we redeemed the remaining outstanding 2.875% Euro Senior Notes due 2026 for $590.7 million in U.S. dollars, at the exchange rate in effect on March 24, 2021. In connection with the redemption, we incurred $13.2 million of loss on debt extinguishment, including $8.5 million in redemption premium that was paid in cash and $4.7 million related to the write-off of unamortized debt issuance costs, during the three months ended March 31, 2021.
1.450% Senior Notes due 2026, 2.000% Senior Notes due 2028, 2.500% Senior Notes due 2031 and 3.400% Senior Notes due 2052
On May 17, 2021, we issued $700.0 million aggregate principal amount of 1.450% senior notes due 2026 (the "2026 Notes"), $400.0 million aggregate principal amount of 2.000% senior notes due 2028 (the "2028 Notes"), $1.0 billion aggregate principal amount of 2.500% senior notes due 2031 (the "2031 Notes"), and $500.0 million aggregate principal amount of 3.400% senior notes due 2052 (the "2052 Notes").
Interest on the 2026, 2028 and 2031 notes are payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2021. Interest on the 2052 notes are payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2022. Total debt issuance costs and debt discounts related to the 2026 Notes, 2028 Notes, 2031 Notes and 2052 Notes were $6.4 million, $5.3 million, $13.0 million and $9.3 million, respectively.
Redemption of 5.375% Senior Notes due 2027
On June 2, 2021, we redeemed all outstanding principal amount under the 5.375% Senior Notes due 2027 with a portion of the net cash proceeds from the issuance of the 2026 Notes, 2028 Notes, 2031 Notes, and 2052 Notes as described above. In connection with the redemption, we incurred $100.6 million of loss on debt extinguishment, including $90.7 million redemption premium that was paid in cash and $9.9 million related to the write-off of unamortized debt issuance costs.
Maturities of Debt Instruments
The following table sets forth maturities of our debt, including mortgage and loans payable, and senior notes, gross of debt issuance costs, debt discounts and debt premiums, as of June 30, 2021 (in thousands):

Years ending:
2021 (6 months remaining)	$21,357
2022	595,170
2023	6,832
2024	1,006,379
2025	1,204,769
Thereafter	8,973,579
Total	$11,808,086

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Fair Value of Debt Instruments
The following table sets forth the estimated fair values of our mortgage and loans payable and senior notes, including current maturities, as of (in thousands):

	June 30, 2021	December 31, 2020
Mortgage and loans payable	$657,921	$1,379,129
Senior notes	11,301,438	9,705,486
The fair values of the mortgage and loans payable, which are not publicly traded, were estimated by considering our credit rating, current rates available to us for debt of the same remaining maturities and terms of the debt (Level 2). The fair value of the senior notes, which are traded in the public debt market, was based on quoted market prices (Level 1).
Interest Charges
The following table sets forth total interest costs incurred, and total interest costs capitalized for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense	$87,231	$108,480	$176,912	$215,818
Interest capitalized	6,684	6,880	12,792	12,911
Interest charges incurred	$93,915	$115,360	$189,704	$228,729
Total interest paid in cash, net of capitalized interest, during the three months ended June 30, 2021 and 2020 was $122.0 million and $115.8 million, respectively. Total interest paid in cash, net of capitalized interest, during the six months ended June 30, 2021 and 2020 was $216.9 million and $238.6 million, respectively.
11.    Commitments and Contingencies
Purchase and Other Commitments
As a result of our various IBX data center expansion projects, as of June 30, 2021, we were contractually committed for approximately $1.5 billion of unaccrued capital expenditures, primarily for IBX infrastructure equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to our customers for installation. We also had numerous other, non-capital purchase commitments in place as of June 30, 2021, such as commitments to purchase power in select locations through the remainder of 2021 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2021 and thereafter. Such other miscellaneous purchase commitments totaled approximately $1.3 billion as of June 30, 2021. For further information on equity contribution commitments and lease commitments, see Note 6 and Note 9, respectively, above.
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
Indemnification and Guarantor Arrangements
As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that could limit our exposure and enable us to recover a portion of any future amounts paid. As a result of our insurance policy that could limit our exposure and enable us to recover some or all of amounts paid, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of June 30, 2021.
We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our offerings. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. We have no liabilities recorded for these agreements as of June 30, 2021.
We enter into arrangements with our business partners, whereby the business partner agrees to provide services as a subcontractor for our installations. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that could enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. We have no liabilities recorded for these agreements as of June 30, 2021.
We have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage in our IBX data centers, whether or not within our control, could result in service level commitments to these customers. Our liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results. We generally have the ability to determine such service level credits prior to the associated revenue being recognized. We do not have significant liabilities in connection with service level credits as of June 30, 2021.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
12.    Stockholders' Equity
Stockholders' Equity Rollforward
The following tables provide a rollforward of our stockholders' equity for the three and six months ended June 30, 2021 and 2020 (in thousands, except share and per share data):

							AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	89,462,304	$89	(328,052)	$(122,118)	$15,028,357	$(5,119,274)	$(913,368)	$1,760,302	$10,633,988	$130	$10,634,118
Net income (loss)	—	—	—	—	—	—	—	156,362	156,362	(288)	156,074
Other comprehensive loss	—	—	—	—	—	—	(95,480)	—	(95,480)	(1)	(95,481)
Issuance of common stock and release of treasury stock for employee equity awards	428,618	1	11,640	4,332	35,701	—	—	—	40,034	—	40,034
Dividend distribution on common stock, $2.87 per share	—	—	—	—	—	(256,321)	—	—	(256,321)	—	(256,321)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(437)	—	—	(437)	—	(437)
Accrued dividends on unvested equity awards	—	—	—	—	—	(3,661)	—	—	(3,661)	—	(3,661)
Stock-based compensation, net of estimated forfeitures	—	—	—		102,349	—	—	—	102,349	—	102,349
Balance as of March 31, 2021	89,890,922	90	(316,412)	(117,786)	15,166,407	(5,379,693)	(1,008,848)	1,916,664	10,576,834	(159)	10,576,675
Net income	—	—	—	—	—	—	—	68,339	68,339	148	68,487
Other comprehensive income	—	—	—	—	—	—	67,734	—	67,734	11	67,745
Issuance of common stock and release of treasury stock for employee equity awards	36,674	—	1,389	516	(516)	—	—	—	—	—	—
Issuance of common stock under ATM Program	137,604	—	—	—	99,599	—	—	—	99,599	—	99,599
Dividend distribution on common stock, $2.87 per share	—	—	—	—	—	(257,199)	—	—	(257,199)	—	(257,199)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(55)	—	—	(55)	—	(55)
Accrued dividends on unvested equity awards	—	—	—	—	—	(4,016)	—	—	(4,016)	—	(4,016)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	95,236	—	—	—	95,236	—	95,236
Balance as of June 30, 2021	90,065,200	$90	(315,023)	$(117,270)	$15,360,726	$(5,640,963)	$(941,114)	$1,985,003	$10,646,472	$—	$10,646,472

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

					Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling interests	Total Stockholders' Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	85,700,953	$86	(392,567)	$(144,256)	$12,696,433	$(4,168,469)	$(934,613)	$1,391,425	$8,840,606	$(224)	$8,840,382
Adjustment from adoption of new accounting standard update	—	—	—	—	—	—	—	(900)	(900)	—	(900)
Net income	—	—	—	—	—	—	—	118,792	118,792	165	118,957
Other comprehensive loss	—	—	—	—	—	—	(272,056)	—	(272,056)	(11)	(272,067)
Issuance of common stock and release of treasury stock for employee equity awards	405,550	—	50,594	16,958	13,432	—	—	—	30,390	—	30,390
Issuance of common stock under ATM Program	162,530	—	—	—	101,791	—	—	—	101,791	—	101,791
Dividend distribution on common stock, $2.66 per share	—	—	—	—	—	(227,387)	—	—	(227,387)	—	(227,387)
Settlement of accrued dividends on vested equity awards	—	—	—	—	109	(403)	—	—	(294)	—	(294)
Accrued dividends on unvested equity awards	—	—	—	—	—	(3,268)	—	—	(3,268)	—	(3,268)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	81,690	—	—	—	81,690	—	81,690
Balance as of March 31, 2020	86,269,033	86	(341,973)	(127,298)	12,893,455	(4,399,527)	(1,206,669)	1,509,317	8,669,364	(70)	8,669,294
Net income	—	—	—	—	—	—	—	133,304	133,304	46	133,350
Other comprehensive income	—	—	—	—	—	—	66,378	—	66,378	2	66,380
Issuance of common stock and release of treasury stock for employee equity awards	34,146	—	688	256	(256)	—	—	—	—	—	—
Issuance of common stock for equity offering	2,587,500	3	—	—	1,683,103	—	—	—	1,683,106	—	1,683,106
Dividend distribution on common stock, $2.66 per share	—	—	—	—	—	(235,334)	—	—	(235,334)	—	(235,334)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(44)	—	—	(44)	—	(44)
Accrued dividends on unvested equity awards	—	—	—	—	—	(4,136)	—	—	(4,136)	—	(4,136)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	75,642	—	—	—	75,642	—	75,642
Balance as of June 30, 2020	88,890,679	$89	(341,285)	$(127,042)	$14,651,944	$(4,639,041)	$(1,140,291)	$1,642,621	$10,388,280	$(22)	$10,388,258

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by components are as follows (in thousands):

	Balance as of December 31, 2020	Net Change	Balance as of June 30, 2021
Foreign currency translation adjustment ("CTA") gain (loss)	$(508,415)	$(184,690)	$(693,105)
Unrealized gain (loss) on cash flow hedges (1)	(67,152)	23,778	(43,374)
Net investment hedge CTA gain (loss) (1)	(336,934)	133,139	(203,795)
Net actuarial gain (loss) on defined benefit plans (2)	(867)	27	(840)
Accumulated other comprehensive loss attributable to Equinix	$(913,368)	$(27,746)	$(941,114)

(1)Refer to Note 7 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income.
(2)We have two defined benefit pension plans covering all employees in two countries where such plan is mandated by law.
Changes in foreign currencies can have a significant impact to our condensed consolidated balance sheets (as evidenced above in our foreign currency translation loss), as well as our consolidated results of operations, as amounts in foreign currencies are generally translated into more U.S. Dollars when the U.S. Dollar weakens or fewer U.S. Dollars when the U.S. Dollar strengthens. As of June 30, 2021, the U.S. Dollar was generally stronger relative to certain of the currencies of the foreign countries in which we operate as compared to December 31, 2020. Because of this, the U.S. Dollar had an overall unfavorable impact on our condensed consolidated financial position because the foreign denominations translated into fewer U.S. Dollars as evidenced by an increase in foreign currency translation loss for the six months ended June 30, 2021 as reflected in the condensed consolidated statements of comprehensive income (loss). The volatility of the U.S. Dollar as compared to the other currencies in which we operate could have a significant impact on our condensed consolidated financial position and results of operations including the amount of revenue that we report in future periods.
Common Stock
In October 2020, we established an ATM program, under which we may, from time to time, offer and sell up to an aggregate of $1.5 billion of our common stock to or through sales agents in "at the market" transactions (the "2020 ATM Program"). For the three and six months ended June 30, 2021, we sold 137,604 shares under the 2020 ATM Program, for approximately $99.6 million, net of payment of commissions to sales agents and other offering expenses. As of June 30, 2021, we had $1.4 billion available for sale under the 2020 ATM Program. For the three months ended June 30, 2020, no shares were sold under our prior ATM program and for the six months ended June 30, 2020, we sold 162,530 shares under our prior ATM program for approximately $101.8 million, net of payment of commissions to sales agents and other offering expenses.
In May 2020, we issued and sold 2,587,500 shares of common stock in a public offering pursuant to a registration statement and a related prospectus and prospectus supplement. We received net proceeds of approximately $1.7 billion, net of underwriting discounts, commissions and offering expenses.
Stock-Based Compensation
For the six months ended June 30, 2021, the Compensation Committee and/or the Stock Award Committee of our Board of Directors, as the case may be, approved the issuance of an aggregate of 689,992 shares of restricted stock units ("RSUs") to certain employees, including executive officers. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $661.05 per share and a weighted-average requisite service period of 3.59 years. The valuation of RSUs with only a service condition or a service and performance condition require no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of our stock price on the date of grant. We use revenues and adjusted funds from operations ("AFFO") per share as the performance measurements in the RSUs with both service and performance conditions that were granted in the six months ended June 30, 2021.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
We use a Monte Carlo simulation option-pricing model to determine the fair value of RSUs with a service and market condition. We used total shareholder return ("TSR") as the performance measurement in the RSUs with a service and market condition that were granted in the six months ended June 30, 2021. There were no significant changes in the assumptions used to determine the fair value of RSUs with a service and market condition that were granted in 2021 compared to the prior year.
The following table presents, by operating expense category, our stock-based compensation expense recognized in our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$10,008	$7,655	$18,475	$16,998
Sales and marketing	20,779	18,215	38,482	36,760
General and administrative	63,548	49,974	115,728	102,652
Total	$94,335	$75,844	$172,685	$156,410
13.    Segment Information
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following tables present revenue information disaggregated by product lines and geographic areas, (in thousands):

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$497,659	$398,703	$259,573	$1,155,935	$985,118	$786,978	$514,131	$2,286,227
Interconnection	167,618	65,258	54,898	287,774	332,505	126,908	108,080	567,493
Managed infrastructure	40,734	31,176	22,094	94,004	79,219	63,287	44,843	187,349
Other (1)	451	3,682	616	4,749	2,489	8,728	1,109	12,326
Recurring revenues	706,462	498,819	337,181	1,542,462	1,399,331	985,901	668,163	3,053,395
Non-recurring revenues	44,181	39,110	32,166	115,457	77,252	70,745	52,591	200,588
Total	$750,643	$537,929	$369,347	$1,657,919	$1,476,583	$1,056,646	$720,754	$3,253,983

(1) Includes some leasing and hedging activities.

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$447,498	$381,144	$228,803	$1,057,445	$898,452	$743,474	$449,896	$2,091,822
Interconnection	153,387	50,904	45,140	249,431	304,316	99,445	87,811	491,572
Managed infrastructure	28,889	29,012	22,150	80,051	54,418	59,149	43,974	157,541
Other (1)	5,081	6,130	—	11,211	10,301	8,596	—	18,897
Recurring revenues	634,855	467,190	296,093	1,398,138	1,267,487	910,664	581,681	2,759,832
Non-recurring revenues	26,564	20,900	24,519	71,983	55,837	56,335	42,659	154,831
Total	$661,419	$488,090	$320,612	$1,470,121	$1,323,324	$966,999	$624,340	$2,914,663

(1) Includes some leasing and hedging activities.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
No single customer accounted for 10% or greater of our accounts receivable or revenues for the three and six months ended June 30, 2021 and 2020. There is no country outside of the U.S. from which we derived revenues that exceeded 10% of our total revenues for the three and six months ended June 30, 2021 and 2020.
We define adjusted EBITDA as income from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain or loss on asset sales as presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Adjusted EBITDA:
Americas	$325,924	$302,107	$670,416	$595,720
EMEA	262,526	243,597	506,089	473,755
Asia-Pacific	208,827	174,337	394,004	334,776
Total adjusted EBITDA	797,277	720,041	1,570,509	1,404,251
Depreciation, amortization and accretion expense	(417,758)	(348,434)	(812,076)	(685,865)
Stock-based compensation expense	(94,335)	(75,844)	(172,685)	(156,410)
Transaction costs	(6,985)	(13,617)	(8,167)	(25,147)
Gain (loss) on asset sales	455	342	(1,265)	(857)
Income from operations	$278,654	$282,488	$576,316	$535,972
 We also provide the following additional segment disclosures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation and amortization:
Americas	$222,134	$180,934	$425,567	$352,008
EMEA	115,162	93,012	225,941	185,386
Asia-Pacific	78,945	74,647	159,750	147,068
Total	$416,241	$348,593	$811,258	$684,462
Capital expenditures:
Americas	$250,342	$181,913	$455,516	$366,314
EMEA	252,802	197,264	488,218	319,392
Asia-Pacific	189,088	102,771	312,096	197,183
Total	$692,232	$481,948	$1,255,830	$882,889
Our long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, located in the following geographic areas as of (in thousands):

	June 30, 2021	December 31, 2020
Americas	$6,703,341	$6,429,861
EMEA	5,040,609	5,002,271
Asia-Pacific	3,399,948	3,070,952
Total Property, plant and equipment, net	$15,143,898	$14,503,084

Americas	$326,240	$363,515
EMEA	502,244	547,547
Asia-Pacific	543,310	563,995
Total Operating lease right-of-use assets	$1,371,794	$1,475,057

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
14.    Subsequent Events
Declaration of dividends
On July 28, 2021, we declared a quarterly cash dividend of $2.87 per share, which is payable on September 22, 2021 to our common stockholders of record as of the close of business on August 18, 2021.
Close of DB5 Sale
On July 7, 2021, we completed the sale of our DB5 data center to the EMEA 1 Joint Venture for cash proceeds of approximately €41.8 million, or $49.4 million at the exchange rate in effect on that date. The assets and liabilities of the DB5 data center were classified as held for sale as of June 30, 2021 (see note 5 above).

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
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Contractual Obligations and Off-Balance-Sheet Arrangements
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
Overview
We provide a global, vendor-neutral data center, interconnection and edge services platform with offerings that aim to enable our customers to reach everywhere, interconnect everyone and integrate everything. Global enterprises, service providers and business ecosystems of industry partners rely on our IBX data centers and expertise around the world for the safe housing of their critical IT equipment and to protect and connect the world's most valued information assets. They also look to Platform Equinix® for the ability to directly and securely interconnect to the networks, clouds and content that enable today's information-driven global digital economy. Our recent IBX data center openings and acquisitions, as well as xScaleTM data center investments, have expanded our total global footprint to 230 IBXs, including five xScale data centers and the MC1 data center that are held in unconsolidated joint ventures, across 64 markets around the world. We offer the following solutions:

•premium data center colocation;
•interconnection and data exchange solutions;
•edge services for deploying networking, security and hardware; and
•remote expert support and professional services.
Our interconnected data centers around the world allow our customers to increase information and application delivery performance to users, and quickly access distributed IT infrastructures and business and digital ecosystems, while significantly reducing costs. Our global platform and the quality of our IBX data centers, interconnection offerings and edge services have enabled us to establish a critical mass of customers. As more customers choose Platform Equinix for bandwidth cost and performance reasons, it benefits their suppliers and business partners to colocate in the same data centers. This adjacency creates a “network effect” that enables our customers to capture the full economic and performance benefits of our offerings. These partners, in turn, pull in their business partners, creating a "marketplace" for their services. Our global platform enables scalable, reliable and cost-effective interconnection that increases data traffic exchange while lowering overall cost and increasing flexibility. Our focused business model is built on our critical mass of enterprise and service provider customers and the resulting "marketplace" effect. This global platform, combined with our strong financial position, has continued to drive new customer growth and bookings.
Historically, our market was served by large telecommunications carriers who bundled their products and services with their colocation offerings. The data center market landscape has evolved to include private and vendor-neutral multitenant data center ("MTDC") providers, hyperscale cloud providers, managed infrastructure and application hosting providers, and systems integrators. It is estimated that Equinix is one of more than 1,200 companies that provide MTDC offerings around the world. Each of these data center solutions providers can bundle various colocation, interconnection and network offerings and outsourced IT infrastructure solutions. We are able to offer our customers a global platform that reaches 26 countries with the industry’s largest and most active ecosystem of partners in our sites, proven operational reliability, improved application performance and a highly scalable set of offerings.
The cabinet utilization rate represents the percentage of cabinet space billed versus total cabinet capacity, which is used to measure how efficiently we are managing our cabinet capacity. Our cabinet utilization rate varies from market to market among our IBX data centers across our Americas, EMEA and Asia-Pacific regions. Our cabinet utilization rates were approximately 79% as of June 30, 2021 and 2020. Excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our cabinet utilization rate would have increased to approximately 81% as of June 30, 2021. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, results of operations and cash flows.
To serve the needs of the growing hyperscale data center market, including the world's largest cloud service providers, we have entered into joint ventures to develop and operate xScale data centers. In the past two years, we closed our EMEA 1 Joint Venture and Asia-Pacific Joint Venture in the form of limited liability partnerships with GIC, Singapore's sovereign wealth fund ("GIC"). In June 2021, we entered into an agreement to form our third joint venture with GIC to further expand the xScale data center portfolio in Europe and the Americas (the “EMEA 2 Joint Venture”).

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
Revenue:
Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length and thereafter, automatically renew in one-year increments. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during the past three years, more than 80% of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. Our largest customer accounted for approximately 3% of our recurring revenues for both the three and six months ended June 30, 2021 and 2020. Our 50 largest customers accounted for approximately 40% of our recurring revenues for the three and six months ended June 30, 2021 and 39% of our recurring revenues for the three and six months ended June 30, 2020.
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
Taxation as a REIT
We elected to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with our 2015 taxable year. As of June 30, 2021, our REIT structure included all of our data center operations in the U.S., Canada (with the exception of two data centers), Mexico, Japan, Singapore and EMEA (with the exception of the data centers in Bulgaria, and the United Arab Emirates, and a data center in Ireland and in the Netherlands). Our data center operations in other jurisdictions are operated as taxable REIT subsidiaries ("TRSs"). We included our share of the assets in the EMEA and Asia-Pacific Joint Ventures in our REIT structure.
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

On each of March 17, 2021 and June 16, 2021 we paid a quarterly cash dividend of $2.87 per share. On July 28, 2021, we declared a quarterly cash dividend of $2.87 per share, payable on September 22, 2021, to our common stockholders of record as of the close of business on August 18, 2021. We expect the amount of all of our 2021 quarterly distributions and other applicable distributions to equal or exceed our REIT taxable income to be recognized in 2021.
The Impact of the Ongoing COVID-19 Pandemic on Our Results and Operations
We have continued to closely monitor the impact of the COVID-19 pandemic on our people and business. We have announced a phased plan for return-to-office for non-IBX attached sites and have been following this plan to open certain offices with occupancy limits as local conditions allow. We continue to limit our employee travel and continue to either postpone or virtualize our global events.
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
2021 Highlights:
•In March, we issued €1.1 billion in Senior Notes due 2027 and 2033, or approximately $1.3 billion in U.S. dollars, at the exchange rate in effect on March 10, 2021. Using a portion of the proceeds, we redeemed all of the remaining outstanding 2.875% Euro Senior Notes due 2026 for approximately $590.7 million in U.S. dollars, at the exchange rate in effect on March 24, 2021. See Note 10 within the Condensed Consolidated Financial Statements.
•In May, we issued $2.6 billion in Senior Notes due 2026, 2028, 2031 and 2052. Using a portion of the proceeds, we repaid approximately $659.9 million term loans and redeemed all of our outstanding $1.25 billion 5.375% Senior Notes due 2027. See Note 10 within the Condensed Consolidated Financial Statements.
•In May, we sold 137,604 shares under our 2020 "at-the-market" stock offering program (the "2020 ATM Program") for approximately $99.6 million in proceeds, net of payment of commissions to sales agents and other offering expenses. See Note 12 within the Condensed Consolidated Financial Statements.
•In June, we entered into an agreement to form our third joint venture in the form of a limited liability partnership with GIC, to develop and operate additional xScale data centers in Europe and the Americas. Upon closing, GIC will contribute cash in exchange for an 80% partnership interest, and we will sell to the EMEA 2 Joint Venture certain data center sites and facilities located in Europe and the Americas, in exchange for a 20% partnership interest and cash proceeds. The transaction is expected to close in phases over the course of two years, pending regulatory approval and other closing conditions. The assets and liabilities of the data center sites that are expected to be sold within a year were classified as held for sale as of June 30, 2021. See Note 5 within the Condensed Consolidated Financial Statements.
Results of Operations
Our results of operations for the three and six months ended June 30, 2021 include the results of operations from 12 data center sites acquired from Bell across Canada from October 1, 2020 and one additional data center acquired from Bell from November 2, 2020. Our results of operations for the three and six months ended June 30, 2020 include the results of operations from Packet acquired from March 2, 2020 and three data centers in Mexico acquired from Axtel from January 8, 2020.
In order to provide a framework for assessing our performance excluding the impact of foreign currency fluctuations, we supplement the year-over-year actual change in results of operations with comparative changes on a constant currency basis. Presenting constant currency results of operations is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for further discussion.

Three Months Ended June 30, 2021 and 2020
Revenues. Our revenues for the three months ended June 30, 2021 and 2020 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three Months Ended June 30,				% Change
	2021	%	2020	%	Actual	Constant Currency
Americas:
Recurring revenues	$706,462	43%	$634,855	43%	11%	10%
Non-recurring revenues	44,181	3%	26,564	2%	66%	65%
	750,643	46%	661,419	45%	13%	13%
EMEA:
Recurring revenues	498,819	30%	467,190	32%	7%	5%
Non-recurring revenues	39,110	2%	20,900	1%	87%	71%
	537,929	32%	488,090	33%	10%	8%
Asia-Pacific:
Recurring revenues	337,181	20%	296,093	20%	14%	9%
Non-recurring revenues	32,166	2%	24,519	2%	31%	28%
	369,347	22%	320,612	22%	15%	10%
Total:
Recurring revenues	1,542,462	93%	1,398,138	95%	10%	8%
Non-recurring revenues	115,457	7%	71,983	5%	60%	54%
	$1,657,919	100%	$1,470,121	100%	13%	10%
Revenues
(dollars in thousands)
Americas Revenues. During the three months ended June 30, 2021, Americas revenue increased by 13% (and also 13% on a constant currency basis). Growth in Americas revenues was primarily due to:
•approximately $35.5 million of incremental revenues from the Bell acquisition;
•$23.4 million of incremental revenues generated from our IBX data center expansions;

•higher non-recurring revenues, primarily due to increases in Equinix Infrastructure Service ("EIS") product sales; and
•an increase in orders from both our existing customers and new customers during the period.
EMEA Revenues. During the three months ended June 30, 2021, EMEA revenue increased by 10% (8% on a constant currency basis). Growth in EMEA revenues was primarily due to:
•approximately $19.0 million of incremental revenues generated from our IBX data center expansions;
•higher non-recurring revenues, primarily due to increases in EIS product sales and incremental revenues from services provided to the EMEA 1 Joint Venture; and
•an increase in orders from both our existing customers and new customers during the period.
The increase was partially offset by a net decrease of $36.7 million realized cash flow hedge gains from foreign currency forward contracts.
Asia-Pacific Revenues. During the three months ended June 30, 2021, Asia-Pacific revenue increased by 15% (10% on a constant currency basis). Growth in Asia-Pacific revenue was primarily due to:
•approximately $7.2 million of incremental revenues generated from our IBX data center expansions;
•$12.2 million incremental revenues from services provided to the Asia-Pacific Joint Venture; and
•an increase in orders from both our existing customers and new customers during the period.
Cost of Revenues. Our cost of revenues for the three months ended June 30, 2021 and 2020 by geographic regions was as follows (dollars in thousands):

	Three Months Ended June 30,				% Change
	2021	%	2020	%	Actual	Constant Currency
Americas	$376,962	44%	$302,874	41%	24%	22%
EMEA	299,739	35%	258,552	35%	16%	11%
Asia-Pacific	188,419	21%	177,918	24%	6%	2%
Total	$865,120	100%	$739,344	100%	17%	14%
Cost of Revenues
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the three months ended June 30, 2021, Americas cost of revenues increased by 24% (22% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:
•approximately $38.0 million of incremental cost of revenues from the Bell acquisition;

•$10.7 million of higher depreciation driven by IBX data center expansions; and
•$7.8 million of higher costs related to increased EIS product revenues.
EMEA Cost of Revenues. During the three months ended June 30, 2021, EMEA cost of revenues increased by 16% (11% on a constant currency basis). The increase in our EMEA cost of revenues was primarily due to:
•$19.7 million of higher depreciation expenses driven by IBX data center expansions in the Netherlands, Germany, the United Kingdom ("UK") and Switzerland;
•$12.8 million of higher utilities costs, primarily driven by increases in prices and higher utility usage in the UK, France and Germany;
•$8.2 million of higher rent and facilities costs and repairs and maintenance expense, primarily in the UK;
•$8.3 million of higher costs related to increased EIS product revenues; and
•$8.0 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
This increase was partially offset by $14.2 million realized cash flow hedge gains from foreign currency forward contracts.
Asia-Pacific Cost of Revenues. During the three months ended June 30, 2021, Asia-Pacific cost of revenues increased by 6% (2% on a constant currency basis). The increase in our Asia-Pacific cost of revenues was primarily due to:
•$4.0 million of higher depreciation expense, primarily from IBX data center expansions in Australia and Hong Kong; and
•$3.5 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
We expect cost of revenues to increase across all three regions in line with the growth of our business, including from the impact of acquisitions.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended June 30, 2021 and 2020 by geographic regions were as follows (dollars in thousands):

	Three Months Ended June 30,				% Change
	2021	%	2020	%	Actual	Constant Currency
Americas	$115,558	62%	$110,788	62%	4%	4%
EMEA	46,320	25%	41,686	24%	11%	7%
Asia-Pacific	23,732	13%	25,650	14%	(7)%	(12)%
Total	$185,610	100%	$178,124	100%	4%	2%
Sales and Marketing Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. During the three months ended June 30, 2021, Americas sales and marketing expenses increased by 4% (and also 4% on a constant currency basis) primarily due to higher compensation costs, including sales compensation, salaries and stock-based compensation, resulting from our headcount growth and recent acquisitions.
EMEA Sales and Marketing Expenses. During the three months ended June 30, 2021, EMEA sales and marketing expenses increased by 11% (7% on a constant currency basis). The increase in our EMEA sales and marketing expenses was primarily due to $5.5 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
This increase was partially offset by realized cash flow hedge gains from foreign currency forward contracts.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expense did not materially change during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
We anticipate that we will continue to invest in sales and marketing initiatives across our three regions in line with the growth of our business. We also expect travel and entertainment expenses to increase as travel restrictions that were imposed in response to the COVID-19 pandemic are eased. We expect our Americas sales and marketing expenses as a percentage of revenues to be higher than those of our other regions since certain global sales and marketing functions are located within the U.S.

General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2021 and 2020 by geographic regions were as follows (dollars in thousands):

	Three Months Ended June 30,				% Change
	2021	%	2020	%	Actual	Constant Currency
Americas	$224,594	70%	$184,180	72%	22%	22%
EMEA	60,160	19%	49,448	19%	22%	17%
Asia-Pacific	37,251	11%	23,262	9%	60%	52%
Total	$322,005	100%	$256,890	100%	25%	24%
 General and Administrative Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the three months ended June 30, 2021, Americas general and administrative expenses increased by 22% (and also 22% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily due to:
•$22.8 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to additional compensation expenses incurred related to headcount growth including that from our recent acquisitions;
•$8.1 million of higher depreciation expense associated with systems to support the integration of recent acquisitions and the growth of our business; and
•$5.9 million of higher office expenses due to additional software and support services.
EMEA General and Administrative Expenses. During the three months ended June 30, 2021, EMEA general and administrative expenses increased by 22% (17% on a constant currency basis). The increase in our EMEA general and administrative expenses was primarily due to $11.6 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
This increase was partially offset by realized cash flow hedge gains from foreign currency forward contracts.
Asia-Pacific General and Administrative Expenses. During the three months ended June 30, 2021, Asia-Pacific general and administrative expenses increased by 60% (52% on a constant currency basis). The increase in our Asia-Pacific general and administrative expenses was primarily due to:
•$7.9 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth; and
•higher overall general and administrative expenses to support our business, including higher rent and facility costs for our offices in Singapore and Hong Kong.

Going forward, although we are carefully monitoring our spending, we expect our general and administrative expenses to increase across all three regions as we continue to invest in our operations to support our growth, including investments to enhance our technology platform, to maintain our qualification for taxation as a REIT and to integrate recent acquisitions. We also expect travel and entertainment expenses to increase as travel restrictions that were imposed in response to the COVID-19 pandemic are eased. Additionally, since our corporate headquarters is located in the U.S., we expect the Americas general and administrative expenses as a percentage of revenues to continue to be higher than other regions.
Transaction Costs. During the three months ended June 30, 2021, we recorded transaction costs of $7.0 million, primarily related to costs incurred in connection with the formation of the EMEA 2 Joint Venture. During the three months ended June 30, 2020, we recorded transaction costs of $13.6 million, primarily related to costs incurred in connection with the formation of the Asia-Pacific Joint Venture.
Gain or Loss on Asset Sales. During the three months ended June 30, 2021 and 2020, we did not record a significant amount of gain on asset sales.
Income from Operations. Our income from operations for the three months ended June 30, 2021 and 2020 by geographic regions was as follows (dollars in thousands):

	Three Months Ended June 30,				% Change
	2021	%	2020	%	Actual	Constant Currency
Americas	$27,745	10%	$58,423	21%	(53)%	(50)%
EMEA	131,158	47%	138,154	49%	(5)%	(3)%
Asia-Pacific	119,751	43%	85,911	30%	39%	33%
Total	$278,654	100%	$282,488	100%	(1)%	(2)%
Americas Income from Operations. During the three months ended June 30, 2021, Americas income from operations decreased by 53% (50% on a constant currency basis), primarily due to higher operating expenses as a percentage of revenues, including higher depreciation expenses, and an increase in general and administrative expenses primarily driven by higher compensation costs, as well as unfavorable impact from the recent acquisitions and margin dilution from increases in EIS product sales.
EMEA Income from Operations. During the three months ended June 30, 2021, EMEA income from operations decreased by 5% (3% on a constant currency basis), primarily due to higher operating expenses as a percentage of revenues, which included higher depreciation expenses driven by expansion activity and an increase in cost of revenues and general and administrative expenses primarily driven by higher compensation costs.
Asia-Pacific Income from Operations. During the three months ended June 30, 2021, Asia-Pacific income from operations increased by 39% (33% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above, as well as lower cost of revenues as a percentage of revenues.
Interest Income. During the three months ended June 30, 2021 and 2020, we did not record a significant amount of interest income.
Interest Expense. Interest expense decreased to $87.2 million for the three months ended June 30, 2021 from $108.5 million for the three months ended June 30, 2020, primarily due to interest savings as a result of our recent refinancing activities. During the three months ended June 30, 2021 and 2020, we capitalized $6.7 million and $6.9 million, respectively, of interest expense to construction in progress. See Note 10 within the Condensed Consolidated Financial Statements.
Other Income (Expense). We recorded net other expense of $39.4 million for the three months ended June 30, 2021, primarily due to a $33.6 million impairment charge resulting from the settlement of a pre-acquisition uncertain tax position, as well as foreign currency exchange gains and losses. For the three months ended June 30, 2020, we recorded net other income of $4.3 million, which was primarily due to foreign currency exchange gains and losses, net of the impact from derivative instruments used to manage foreign exchange risks.

Loss on Debt Extinguishment. We recorded a loss on debt extinguishment of $102.5 million during the three months ended June 30, 2021, primarily due to the redemption of the 5.375% Senior Notes due 2027. We did not record a significant amount of loss on debt extinguishment during the three months ended June 30, 2020.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2021 and 2020, respectively. As such, other than tax on built-in-gains recognized, state income taxes, and foreign income and withholding taxes, as applicable, no provision for income taxes has been included for our REIT and QRSs in the accompanying condensed consolidated financial statements for the three months ended June 30, 2021 and 2020.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the three months ended June 30, 2021 and 2020.
For the three months ended June 30, 2021 and 2020, we recorded $18.5 million of income tax benefit and $44.8 million of income tax expense, respectively. Our effective tax rates were (37.1)% and 25.1% for the three months ended June 30, 2021 and 2020, respectively. The decrease in the effective tax rate for the three months ended June 30, 2021 as compared to the same period in 2020 is primarily due to the favorable resolution of uncertain tax positions of approximately $71.0 million resulting from the settlement of various tax audits in the UK, Germany, and Australia, partially offset by $11.0 million resulting from the revaluation of our deferred tax liabilities due to the UK corporate tax rate increase from 19% to 25% enacted in the current period.
Of the unrecognized tax benefits being realized in the current period, $33.6 million is related to the uncertain tax position inherited from the Metronode Acquisition. The uncertain tax position was covered by an indemnification agreement with the Seller. The realization of the unrecognized tax benefits resulted in an impairment of the indemnification asset for the same amount, which has been included in Other Income (Expense) on the Condensed Consolidated Statements of Operations.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to income or loss from operations. Our adjusted EBITDA for the three months ended June 30, 2021 and 2020 by geographic regions was as follows (dollars in thousands):

	Three Months Ended June 30,				% Change
	2021	%	2020	%	Actual	Constant Currency
Americas	$325,924	41%	$302,107	42%	8%	7%
EMEA	262,526	33%	243,597	34%	8%	4%
Asia-Pacific	208,827	26%	174,337	24%	20%	15%
Total	$797,277	100%	$720,041	100%	11%	8%
Americas Adjusted EBITDA. During the three months ended June 30, 2021, Americas adjusted EBITDA increased by 8% (7% on a constant currency basis). The increase in our Americas adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above.
EMEA Adjusted EBITDA. During the three months ended June 30, 2021, EMEA adjusted EBITDA increased by 8% (4% on a constant currency basis). The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above.

Asia-Pacific Adjusted EBITDA. During the three months ended June 30, 2021, Asia-Pacific adjusted EBITDA increased by 20% (15% on a constant currency basis). The increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above, as well as lower cost of revenues and sales and marketing expenses as a percentage of revenues.

Six Months Ended June 30, 2021 and 2020
Revenues. Our revenues for the six months ended June 30, 2021 and 2020 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Six Months Ended June 30,				% Change
	2021	%	2020	%	Actual	Constant Currency (1)
Americas:
Recurring revenues	$1,399,331	43%	$1,267,487	43%	10%	11%
Non-recurring revenues	77,252	2%	55,837	3%	38%	38%
	1,476,583	45%	1,323,324	46%	12%	12%
EMEA:
Recurring revenues	985,901	30%	910,664	31%	8%	7%
Non-recurring revenues	70,745	2%	56,335	2%	26%	15%
	1,056,646	32%	966,999	33%	9%	7%
Asia-Pacific:
Recurring revenues	668,163	21%	581,681	20%	15%	9%
Non-recurring revenues	52,591	2%	42,659	1%	23%	19%
	720,754	23%	624,340	21%	15%	10%
Total:
Recurring revenues	3,053,395	94%	2,759,832	94%	11%	9%
Non-recurring revenues	200,588	6%	154,831	6%	30%	25%
	$3,253,983	100%	$2,914,663	100%	12%	10%

(1)As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.

Revenues
(dollars in thousands)

Americas Revenues. During the six months ended June 30, 2021, Americas revenue increased by 12% (and also 12% on a constant currency basis). Growth in Americas revenues was primarily due to:
•approximately $74.9 million of incremental revenues from the Packet and Bell acquisitions;
•$28.2 million of incremental revenues generated from our IBX data center expansions;
•higher non-recurring revenues, primarily due to increases in EIS product sales; and
•an increase in orders from both our existing customers and new customers during the period.
EMEA Revenues. During the six months ended June 30, 2021, EMEA revenue increased by 9% (7% on a constant currency basis). Growth in EMEA revenues was primarily due to:
•approximately $33.8 million of incremental revenues generated from our IBX data center expansions;
•higher non-recurring revenues, primarily due to increases in EIS product sales and incremental revenues from services provided to the EMEA 1 Joint Venture; and
•an increase in orders from both our existing customers and new customers during the period.
The increase was partially offset by a net decrease of $70.5 million of realized cash flow hedge gains from foreign currency forward contracts.
Asia-Pacific Revenues. During the six months ended June 30, 2021, Asia-Pacific revenue increased by 15% (10% on a constant currency basis). Growth in Asia-Pacific revenue was primarily due to:
•$14.4 million incremental revenues from services provided to the Asia-Pacific Joint Venture;
•approximately $12.2 million of incremental revenues generated from our IBX data center expansions; and
•an increase in orders from both our existing customers and new customers during the period.

Cost of Revenues. Our cost of revenues for the six months ended June 30, 2021 and 2020 by geographic regions was as follows (dollars in thousands):

	Six Months Ended June 30,				% Change
	2021	%	2020	%	Actual	Constant Currency
Americas	$696,904	42%	$597,986	41%	17%	16%
EMEA	596,832	36%	526,214	36%	13%	9%
Asia-Pacific	382,601	22%	351,426	23%	9%	4%
Total	$1,676,337	100%	$1,475,626	100%	14%	11%
Cost of Revenues
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the six months ended June 30, 2021, Americas cost of revenues increased by 17% (16% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:
•approximately $81.2 million of incremental cost of revenues from the Packet and Bell acquisitions;
•$11.7 million of higher of higher costs related to increased EIS product revenues;
•$7.4 million of higher depreciation driven by IBX data center expansions; and
•$5.4 million of higher other cost of sales related to an increase in bandwidth for new vendors and an increase in equipment in the quarter.
This increase was partially offset by $13.4 million of lower utilities, primarily due to gains from wind farm settlements in Texas and Oklahoma during a period of unexpected weather conditions.
EMEA Cost of Revenues. During the six months ended June 30, 2021, EMEA cost of revenues increased by 13% (9% on a constant currency basis). The increase in our EMEA cost of revenues was primarily due to:
•$35.3 million of higher depreciation expenses driven by IBX data center expansions in the Netherlands, Germany, and Switzerland;
•$22.1 million of higher utilities costs driven by increased utility usage to support IBX data center expansions and utility price increases, primarily in Germany, France, and the UK;
•$13.1 million of higher rent and facilities costs and repairs and maintenance expense in the UK, the Netherlands and France;
•$13.1 million of higher costs related to increased EIS product revenues; and
•$12.4 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
This increase was partially offset by $27.7 million of realized cash flow hedge gains from foreign currency forward contracts and $5.2 million decrease of other third party cost of sales primarily in the Netherlands and the UK.

Asia-Pacific Cost of Revenues. During the six months ended June 30, 2021, Asia-Pacific cost of revenues increased by 9% (4% on a constant currency basis). The increase in our Asia-Pacific cost of revenues was primarily due to:
•$11.8 million of higher depreciation expense, primarily from IBX data center expansions in Australia and Hong Kong;
•$8.4 million of higher costs incurred to support the growth in EIS revenues, primarily in Japan; and
•$4.4 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
We expect cost of revenues to increase across all three regions in line with the growth of our business, including from the impact of acquisitions.
Sales and Marketing Expenses. Our sales and marketing expenses for the six months ended June 30, 2021 and 2020 by geographic regions were as follows (dollars in thousands):

	Six Months Ended June 30,				% Change
	2021	%	2020	%	Actual	Constant Currency
Americas	$231,837	63%	$224,070	62%	3%	3%
EMEA	88,743	24%	84,661	24%	5%	2%
Asia-Pacific	47,857	13%	49,843	14%	(4)%	(9)%
Total	$368,437	100%	$358,574	100%	3%	1%
Sales and Marketing Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. During the six months ended June 30, 2021, Americas sales and marketing expenses increased by 3% (and also 3% on a constant currency basis). The increase in our Americas sales and marketing expenses was primarily due to $9.0 million of higher compensation costs, including sales compensation, salaries and stock-based compensation, partially due to additional compensation expenses incurred related to our recent acquisitions and headcount growth.
This increase was partially offset by lower travel and entertainment expenses resulting from travel restrictions imposed in response to the ongoing COVID-19 pandemic.
EMEA Sales and Marketing Expenses. During the six months ended June 30, 2021, EMEA sales and marketing expenses increased by 5% (2% on a constant currency basis). The increase in our EMEA sales and marketing expenses was primarily due to $8.5 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
This increase was partially offset by realized cash flow hedge gains from foreign currency forward contracts.

Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expense did not materially change during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
We anticipate that we will continue to invest in sales and marketing initiatives across our three regions in line with the growth of our business. We also expect travel and entertainment expenses to increase as travel restrictions that were imposed in response to the COVID-19 pandemic are eased. We expect our Americas sales and marketing expenses as a percentage of revenues to be higher than those of our other regions since certain global sales and marketing functions are located within the U.S.
General and Administrative Expenses. Our general and administrative expenses for the six months ended June 30, 2021 and 2020 by geographic regions were as follows (dollars in thousands):

	Six Months Ended June 30,				% Change
	2021	%	2020	%	Actual	Constant Currency
Americas	$430,789	69%	$378,206	73%	14%	14%
EMEA	119,141	19%	91,304	18%	30%	28%
Asia-Pacific	73,531	12%	48,977	9%	50%	43%
Total	$623,461	100%	$518,487	100%	20%	19%

 General and Administrative Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the six months ended June 30, 2021, Americas general and administrative expenses increased by 14% (and also 14% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily due to:
•$27.8 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to additional compensation expenses incurred related to headcount growth including that from our recent acquisitions;
•$16.7 million of higher depreciation expense associated with systems to support the integration of recent acquisitions and the growth of our business; and
•$8.6 million of higher office expenses due to additional software and support services.
This increase was partially offset by lower travel and entertainment expenses resulting from travel restrictions imposed in response to the ongoing COVID-19 pandemic.

EMEA General and Administrative Expenses. During the six months ended June 30, 2021, EMEA general and administrative expenses increased by 30% (28% on a constant currency basis). The increase in our EMEA general and administrative expenses was primarily due to:
•$23.2 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth; and
•$5.9 million of higher other operating expenses, primarily due to the prior year having lower costs attributable to a favorable legal settlement in the first quarter of 2020.
This increase was partially offset by $5.3 million of realized cash flow hedge gains from foreign currency forward contracts.
Asia-Pacific General and Administrative Expenses. During the six months ended June 30, 2021, Asia-Pacific general and administrative expenses increased by 50% (43% on a constant currency basis). The increase in our Asia-Pacific general and administrative expense was primarily due to:
•$13.4 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth; and
•$7.1 million higher rent and facility costs, primarily in Singapore.
Going forward, although we are carefully monitoring our spending, we expect our general and administrative expenses to increase across all three regions as we continue to invest in our operations to support our growth, including investments to enhance our technology platform, to maintain our qualification for taxation as a REIT and to integrate recent acquisitions. We also expect travel and entertainment expenses to increase as travel restrictions that were imposed in response to the COVID-19 pandemic are eased. Additionally, given that our corporate headquarters is located in the U.S., we expect the Americas general and administrative expenses as a percentage of revenues to be higher than those of other regions.
Transaction costs. During the six months ended June 30, 2021, we recorded transaction costs totaling $8.2 million, primarily related to costs incurred in connection with the recent acquisitions and the formation of the EMEA 2 Joint Venture. During the six months ended June 30, 2020, we recorded transaction costs totaling $25.1 million, primarily related to costs incurred in connection with the Packet and Axtel acquisitions, as well as the formation of the Asia Pacific Joint Venture.
Gain or Loss on Asset Sales. During the six months ended June 30, 2021 and 2020, we did not record a significant amount of loss on asset sales.
Income from Operations. Our income from operations for the six months ended June 30, 2021 and 2020 by geographic regions was as follows (dollars in thousands):

	Six Months Ended June 30,				% Change
	2021	%	2020	%	Actual	Constant Currency
Americas	$109,310	19%	$105,731	20%	3%	7%
EMEA	250,943	44%	264,158	49%	(5)%	(3)%
Asia-Pacific	216,063	37%	166,083	31%	30%	23%
Total	$576,316	100%	$535,972	100%	8%	7%
Americas Income from Operations. During the six months ended June 30, 2021, Americas income from operations increased by 3% (7% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above.
EMEA Income from Operations. During the six months ended June 30, 2021, EMEA income from operations decreased by 5% (3% on a constant currency basis), primarily due to higher operating expenses as a percentage of revenues, which included higher depreciation expense driven by expansion activity and an increase in general and administrative expenses primarily driven by higher compensation costs.
Asia-Pacific Income from Operations. During the six months ended June 30, 2021, Asia-Pacific income from operations increased by 30% (23% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above, as well as lower operating expenses as a percentage of revenues, including lower transaction costs due to minimal acquisition and joint venture activities in the first half of 2021.
Interest Income. Interest income was $1.1 million and $6.0 million, respectively, for the six months ended June 30, 2021 and 2020. The average annualized yield for the six months ended June 30, 2021 was 0.13% versus 0.67% for the six months ended June 30, 2020.
Interest Expense. Interest expense decreased to $176.9 million for the six months ended June 30, 2021 from $215.8 million for the six months ended June 30, 2020, primarily due to interest savings as a result of our recent refinancing activities. During the six months ended June 30, 2021 and 2020, we capitalized $12.8 million and $12.9 million, respectively, of interest expense to construction in progress. See Note 10 within the Condensed Consolidated Financial Statements.
Other Income or Expense. We recorded net other expense of $46.3 million for the six months ended June 30, 2021, primarily due to a $33.6 million impairment charge resulting from the settlement of a pre-acquisition uncertain tax position, as well as foreign currency exchange gains and losses. For the six months ended June 30, 2020, we recorded net other income of $9.4 million, which was primarily due to foreign currency exchange gains and losses, net of the impact from derivative instruments used to manage foreign exchange risks.
Loss on debt extinguishment. We recorded a loss on debt extinguishment of $115.5 million during the six months ended June 30, 2021, primarily due to the redemption of 2.875% Euro Senior Notes due 2026 and the 5.375% Senior Notes due 2027. During the six months ended June 30, 2020, we recorded a loss on debt extinguishment of $8.3 million due to the redemption of the remaining balance of the 5.375% Senior Notes due 2022 and termination of 364-day term loan facilities.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2021 and 2020, respectively. As such, other than tax on built-in-gains recognized, state income taxes, and foreign income and withholding taxes, as applicable, no provision for income taxes has been included for the REIT and QRSs in the accompanying condensed consolidated financial statements for the six months ended June 30, 2021 and 2020.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the six months ended June 30, 2021 and 2020.
For the six months ended June 30, 2021 and 2020, we recorded $14.1 million and $74.9 million of income tax expense, respectively. Our effective tax rates were 5.9% and 22.9%, for the six months ended June 30, 2021 and 2020, respectively. The decrease in the effective tax rate for the six months ended June 30, 2021 as compared to the same period in 2020 is primarily due to the favorable resolution of uncertain tax positions of approximately $72.0 million resulting from the settlement of various tax audits in the UK, Germany, and Australia, partially offset by $11.0 million resulting from the revaluation of our deferred tax liabilities due to the UK corporate tax rate increase from 19% to 25% enacted in the current period.
Of the unrecognized tax benefits being realized in the current period, $33.6 million is related to the uncertain tax position inherited from the Metronode Acquisition. The uncertain tax position was covered by an indemnification agreement with the Seller. The realization of the unrecognized tax benefits resulted in an impairment of the indemnification asset for the same amount, which has been included in Other Income (Expense) on the Condensed Consolidated Statements of Operations.

Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to income or loss from operations. Our adjusted EBITDA for the six months ended June 30, 2021 and 2020 by geographic regions was as follows (dollars in thousands):

	Six Months Ended June 30,				% Change
	2021	%	2020	%	Actual	Constant Currency
Americas	$670,416	43%	$595,720	42%	13%	13%
EMEA	506,089	32%	473,755	34%	7%	4%
Asia-Pacific	394,004	25%	334,776	24%	18%	11%
Total	$1,570,509	100%	$1,404,251	100%	12%	10%
Americas Adjusted EBITDA. During the six months ended June 30, 2021, Americas adjusted EBITDA increased by 13% (and also 13% on a constant currency basis). The increase in our Americas adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above.
EMEA Adjusted EBITDA. During the six months ended June 30, 2021, EMEA adjusted EBITDA increased by 7% (4% on a constant currency basis). The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above.
Asia-Pacific Adjusted EBITDA. During the six months ended June 30, 2021, Asia-Pacific adjusted EBITDA increased by 18% (11% on a constant currency basis). The increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above, as well as lower cost of revenues and sales and marketing expenses as a percentage of revenues.
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
In addition, in presenting adjusted EBITDA and AFFO, we exclude amortization expense related to acquired intangible assets. Amortization expense is significantly affected by the timing and magnitude of our acquisitions and these charges may vary in amount from period to period. We exclude amortization expense to facilitate a more meaningful evaluation of our current operating performance and comparisons to our prior periods. We exclude accretion expense, both as it relates to asset retirement obligations as well as accrued restructuring charge liabilities, as these expenses represent costs which we believe are not meaningful in evaluating our current operations. We exclude stock-based compensation expense, as it can vary significantly from period to period based on share price, the timing, size and nature of equity awards. As such, we, and many investors and analysts, exclude stock-based compensation expense to compare our results of operations with those of other companies. We also exclude restructuring charges. The restructuring charges relate to our decisions to exit leases for excess space adjacent to several of our IBX data centers, which we did not intend to build out, or our decision to reverse such restructuring charges. We also exclude impairment charges generally related to certain long-lived assets. The impairment charges are related to expense recognized whenever events or changes in circumstances indicate that the carrying amount of assets are not recoverable. We also exclude gain or loss on asset sales as it represents profit or loss that is not meaningful in evaluating the current or future operating performance. Finally, we exclude transaction costs from AFFO and adjusted EBITDA to allow more comparable comparisons of our financial results to our historical operations. The transaction costs relate to costs we incur in connection with business combinations and the formation of joint ventures, including advisory, legal, accounting, valuation, and other professional or consulting fees. Such charges generally are not relevant to assessing our long-term performance. In addition, the frequency and amount of such charges vary significantly based on the size and timing of the transactions. Management believes items such as restructuring charges, impairment charges, gain or loss on asset sales and transaction costs are non-core transactions; however, these types of costs may occur in future periods.
Adjusted EBITDA
We define adjusted EBITDA as income from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales as presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income from operations	$278,654	$282,488	$576,316	$535,972
Depreciation, amortization, and accretion expense	417,758	348,434	812,076	685,865
Stock-based compensation expense	94,335	75,844	172,685	156,410
Transaction costs	6,985	13,617	8,167	25,147
(Gain) loss on asset sales	(455)	(342)	1,265	857
Adjusted EBITDA	$797,277	$720,041	$1,570,509	$1,404,251
Our adjusted EBITDA results have increased each year in total dollars due to the increase in our operating results, as discussed in "Results of Operations", as well as the nature of our business model consisting of a recurring revenue stream and a cost structure which has a large base that is fixed in nature, as also discussed in "Overview".

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

Our FFO and AFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$68,487	$133,350	$224,561	$252,307
Net (income) loss attributable to non-controlling interests	(148)	(46)	140	(211)
Net income attributable to Equinix	68,339	133,304	224,701	252,096
Adjustments:
Real estate depreciation	271,500	222,613	528,144	444,400
(Gain) loss on disposition of real estate property	(518)	376	2,612	2,882
Adjustments for FFO from unconsolidated joint ventures	1,552	653	2,679	1,322
FFO attributable to common shareholders	$340,873	$356,946	$758,136	$700,700

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
FFO attributable to common shareholders	$340,873	$356,946	$758,136	$700,700
Adjustments:
Installation revenue adjustment	4,539	3,649	8,451	168
Straight-line rent expense adjustment	3,381	2,395	7,742	4,201
Contract cost adjustment	(13,381)	(5,307)	(27,392)	(15,741)
Amortization of deferred financing costs and debt discounts and premiums	4,447	4,444	8,370	7,904
Stock-based compensation expense	94,335	75,844	172,685	156,410
Non-real estate depreciation expense	93,062	76,618	178,040	142,209
Amortization expense	51,679	49,362	105,074	97,853
Accretion expense (adjustment)	1,517	(159)	818	1,403
Recurring capital expenditures	(45,331)	(29,996)	(65,661)	(47,864)
Loss on debt extinguishment	102,460	1,868	115,518	8,309
Transaction costs	6,985	13,617	8,167	25,147
Impairment charges (1)	33,552	—	33,552	—
Income tax expense adjustment (1)	(47,440)	8,070	(46,675)	10,903
Adjustments for AFFO from unconsolidated joint ventures	1,259	442	1,940	896
AFFO attributable to common shareholders	$631,937	$557,793	$1,258,765	$1,092,498

(1)Represents the impairment of an indemnification asset resulting from the settlement of a pre-acquisition uncertain tax position, which was recorded as Other Income (Expense) on the Condensed Consolidated Statements of Operations. This impairment charge was offset by the recognition of tax benefits in the same amount, which was included within the Income tax expense adjustment line on the table above. See Note 1 within the Condensed Consolidated Financial Statements.
Our AFFO results have improved due to the improved operating results discussed earlier in "Results of Operations," as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in "Overview."

Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies. During the three and six months ended June 30, 2021 as compared to the same period in 2020 the U.S. dollar was weaker relative to the Australian dollar, Euro, British Pound, and Singapore dollar, which resulted in a favorable foreign currency impact on revenue, operating income and adjusted EBITDA, and an unfavorable foreign currency impact on operating expenses. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Our constant currency presentation excludes the impact of our foreign currency cash flow hedging activities. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our results of operations. To present this information, our current period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the six months ended June 30, 2020 are used as exchange rates for the six months ended June 30, 2021 when comparing the six months ended June 30, 2021 with the six months ended June 30, 2020).
Liquidity and Capital Resources
As of June 30, 2021, our total indebtedness was comprised of debt and financing obligations totaling $14.0 billion consisting of:
•$11.2 billion of principal from our senior notes;
•$2.1 billion from our finance lease liabilities; and
•$0.7 billion of principal from our mortgage and loans payable (gross of debt issuance cost, debt discount, plus mortgage premium).
During the six months ended June 30, 2021, we completed the following significant financing activities:
•Issued $1.3 billion of 2027 and 2033 Euro Senior Notes, and repaid $0.6 billion of legacy 2.875% Euro Senior Notes; and
•Issued $2.6 billion of Senior Notes due 2026, 2028, 2031 and 2052, repaid approximately $659.9 million outstanding under our Term Loan Facility and redeemed all of our outstanding $1.25 billion 5.375% Senior Notes due 2027.
As of June 30, 2021, we had $1.8 billion of cash and cash equivalents. In addition to our cash, we had approximately $1.9 billion of additional liquidity available to us from our $2.0 billion revolving facility and general access to both public and private debt and the equity capital markets. We also have additional liquidity available to us from our 2020 ATM Program, under which we may offer and sell from time to time our common stock in "at the market" transactions. As of June 30, 2021, we had $1.4 billion available for sale under the 2020 ATM Program.
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
Sources and Uses of Cash

	Six Months Ended June 30,
	2021	2020
	(dollars in thousands)
Net cash provided by operating activities	$990,355	$1,091,516
Net cash used in investing activities	(1,364,411)	(1,483,985)
Net cash provided by financing activities	587,330	3,325,873
Operating Activities
Cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary use of cash from our operating activities includes compensation and related costs, utility costs, interest payments, other general corporate expenditures and taxes. Net cash provided by operating activities decreased from the six months ended June 30, 2020 to the six months ended June 30, 2021 primarily due to cash paid for cost of revenues, operating expenses and income taxes and the timing of collections of our receivables, partially offset by improved results of operations.
Investing Activities
The net cash used in investing activities for the six months ended June 30, 2021 was primarily due to:
•capital expenditures of $1.3 billion as a result of our expansion activity;
•purchases of real estate of $87.6 million; and
•purchases of investments of $25.0 million.
The cash used in investing activities was partially offset by:
•proceeds from sales of investments of $4.1 million.
The net cash used in investing activities for the six months ended June 30, 2020 was primarily due to:
•capital expenditures of $882.9 million as a result of our expansion activity;
•purchases of real estate of $82.6 million;
•business acquisitions of Packet and Axtel for $478.2 million; and
•purchases of investments of $52.4 million.
The cash used in investing activities was partially offset by:
•proceeds from sales of investments of $12.1 million.
We anticipate our IBX data center expansion construction activity will be similar or increase from our current levels. If the opportunity to expand is greater than planned and we have sufficient funding to pursue such expansion opportunities, we may further increase the level of capital expenditure to support this growth as well as pursue additional business and real estate acquisitions or joint ventures.
Financing Activities
The net cash provided by financing activities for the six months ended June 30, 2021 was primarily due to:
•the issuance of $3.9 billion in senior notes;

•the sale of 137,604 shares of common stock under the 2020 ATM Program, for net proceeds of $99.6 million; and
•proceeds from the employee stock purchase plan of $40.0 million.
The proceeds were partially offset by:
•the repayment of senior notes of $2.0 billion;
•dividend distributions of $521.1 million;
•repayments of finance lease liabilities of $98.9 million;
•repayments of mortgage and loans payable of $696.1 million;
•debt extinguishment costs of $99.2 million; and
•debt issuance costs paid of $25.1 million.
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
•the sale of 162,530 shares of common stock under our prior ATM program, for net proceeds of $101.8 million; and
•proceeds from the employee stock purchase plan of $30.4 million.
The proceeds were partially offset by:
•dividend distributions of $469.5 million;
•the repayment of senior notes of $493.7 million;
•repayments of finance lease liabilities of $42.7 million;
•repayments of mortgage and loans payable of $789.2 million; and
•debt issuance costs paid of $26.3 million.

Contractual Obligations and Off-Balance-Sheet Arrangements
We lease a majority of our IBX data centers and certain equipment under long-term lease agreements. The following represents our debt maturities, financings, leases and other contractual commitments as of June 30, 2021 (in thousands):

	2021 (6 months remaining)	2022	2023	2024	2025	Thereafter	Total
Term loans and other loans payable (1)	$21,357	$595,170	$6,832	$6,379	$4,769	$20,079	$654,586
Senior notes (1)	—	—	—	1,000,000	1,200,000	8,953,500	11,153,500
Interest (2)	111,749	252,387	237,717	237,533	211,062	1,765,343	2,815,791
Finance leases (3)	123,694	240,595	233,830	232,142	228,757	2,153,595	3,212,613
Operating leases (3)	91,036	194,169	179,406	166,529	157,801	1,012,325	1,801,266
Other contractual commitments (4)	1,721,075	407,437	165,668	58,792	42,698	340,229	2,735,899
Asset retirement obligations (5)	3,173	11,465	6,018	7,606	1,901	84,294	114,457
	$2,072,084	$1,701,223	$829,471	$1,708,981	$1,846,988	$14,329,365	$22,488,112

(1)Represents principal and unamortized mortgage premium only.
(2)Represents interest on mortgage payable, loans payable, senior notes and term loans based on their respective interest rates as of June 30, 2021, as well as the credit facility fee for the revolving credit facility.
(3)Represents lease payments under finance and operating lease arrangements, including renewal options that are certain to be exercised.
(4)Represents off-balance sheet arrangements. Other contractual commitments are described below.
(5)Represents liability, net of future accretion expense.
As of June 30, 2021, we were contractually committed for $1.5 billion of unaccrued capital expenditures, primarily for IBX data center equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2021 and thereafter, is reflected in the table above as "other contractual commitments."
We had other non-capital purchase commitments in place as of June 30, 2021, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2021 and beyond. Such other purchase commitments as of June 30, 2021, which total $1.3 billion, are also reflected in the table above as "other contractual commitments."
Other commitments
We entered into lease agreements in various locations, primarily for data center spaces and ground leases, which have not yet commenced as of June 30, 2021. These lease agreements will commence between 2021 and 2023 with lease terms of 12 to 20 years and a total lease commitment of approximately $360.5 million, which are not reflected in the table above.
In connection with certain of our leases and other contracts requiring deposits, we entered into 39 irrevocable letters of credit totaling $78.7 million under the revolving credit facility. These letters of credit were provided in lieu of cash deposits under certain lease obligations. If beneficiaries of the letters of credit were to draw down on these letters of credit triggered by an event of default under the lease, we would be required to fund these letters of credit either through cash collateral or borrowing under the revolving credit facility. These contingent commitments are not reflected in the table above.
We had accrued liabilities related to uncertain tax positions totaling approximately $105.9 million as of June 30, 2021. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.

In connection with the EMEA 1 Joint Venture, we agreed to make future equity contributions to the EMEA 1 Joint Venture to fund its future development. As of June 30, 2021, we had future equity contribution commitments of $25.1 million to the EMEA 1 Joint Venture, which are not reflected in the table above.
In connection with the sale of the PA9 data center, we also have a commitment to the EMEA 1 Joint Venture to complete a residual portion of the PA9 center for an estimated cost of $22.6 million in total, which is reimbursable in full upon completion and is not reflected in the table above. As of June 30, 2021, we had contract assets, current of $18.5 million, in relation to the progress in completing this commitment.
We also committed to make future equity contributions to the Asia-Pacific Joint Venture. As of June 30, 2021, we had future equity contribution commitments of $6.8 million to the Asia-Pacific Joint Venture, which is not reflected in the table above.
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
Market Risk
There have been no significant changes to our exposure management and procedures in relation to our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the six months ended June 30, 2021 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2020, other than factors discussed below.
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
We have entered into various foreign currency debt obligations. As of June 30, 2021, the total principal amount of foreign currency debt obligations was $1.9 billion, including $1.3 billion denominated in Euro and $578.1 million denominated in British Pound. As of June 30, 2021, we have designated $1.5 billion of the total principal amount of foreign currency debt obligations as net investment hedges against our net investments in foreign subsidiaries. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge are recorded as a component of other comprehensive income (loss) in the consolidated balance sheets. Fluctuations in the exchange rates between these foreign currencies and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the foreign currency debt obligations at maturity. If the U.S. Dollar would have been weaker or stronger by 10% in comparison to these foreign currencies as of June 30, 2021, we estimate our obligation to cash settle the principal of these foreign currency debt obligations in U.S. Dollars would have increased or decreased by approximately $209.1 million and $171.1 million, respectively.
We are also party to cross-currency interest rate swaps. As of June 30, 2021, the total notional amount of currency cross-currency interest rate swap contracts outstanding was $4.0 billion. The cross-currency interest rate swaps are designated as hedges of our net investment in foreign subsidiaries and changes in the fair value of these swaps are recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. If the U.S. dollar weakened or strengthened by 10% in comparison to foreign currencies, we estimate our obligation to cash settle these hedges would have increased or decreased by approximately $468.6 million and $390.7 million, respectively.
The U.S. Dollar strengthened relative to certain of the currencies of the foreign countries in which we operate during the six months ended June 30, 2021. This has impacted our condensed consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. Dollar will continue to impact us in future periods.
With the existing cash flow hedges in place, a hypothetical additional 10% strengthening of the U.S. Dollar for the six months ended June 30, 2021 would have resulted in a reduction of our revenues and operating expenses including depreciation and amortization expense by approximately $101.5 million and $100.6 million, respectively.
With the existing cash flow hedges in place, a hypothetical additional 10% weakening of the U.S. Dollar for the six months ended June 30, 2021 would have resulted in an increase of our revenues and operating expenses including depreciation and amortization expense by approximately $124.7 million and $124.8 million, respectively.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate increase or decrease in current interest rates from their position as of June 30, 2021 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations. However, the interest expense associated with our senior credit facility and term loans that bear interest at variable rates could be affected. For every 100-basis point increase or decrease in interest rates, our annual interest expense could increase by approximately $5.8 million or decrease by approximately $0.5 million based on the total balance of our term loan borrowings as of June 30, 2021. As of June 30, 2021, we had not employed any interest rate derivative products to hedge our variable rate debt obligations. However, we may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.
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
(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
None.

Item 1A.	Risk Factors
In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business:
Risks Related to Our Business and Our Operations
The ongoing COVID-19 pandemic could have a negative effect on our business, results of operations and financial condition.
We have continuously monitored our global operations as the COVID-19 pandemic and its variants have spread across the globe and as variants and vaccines have developed. We have implemented procedures focusing on the health and safety of our employees, customers, partners and communities, the continuity of our business offerings and compliance with governmental regulations and local public health guidance and ordinances. We have activated our business continuity and pandemic plans and while our business operations have continued without interruption and our IBX data centers have remained fully operational to date, we cannot guarantee our business operations or our IBX data centers will not be negatively impacted in the future. Our IBX data centers have been designated “essential businesses” or “critical infrastructure” for purposes of remaining open during the COVID-19 pandemic in all of the jurisdictions that have published these exemptions but not all jurisdictions have created such designations. Any change in these classifications could cause operational disruptions or closures of the affected IBX data centers.
We implemented processes to limit and schedule access to certain IBX data centers based on infection rates and case counts as well as implemented social distancing and hygiene protocols. We have continued to track infections and adapt our policies and procedures based on a number of factors including the COVID-19 pandemic severity in each office and IBX location. These proactive actions we have taken or may take in the future and any restrictions imposed by the government could result in business delays, operational disruption and customer dissatisfaction. Employee illnesses resulting from the pandemic could result in further inefficiencies or delays and a suspected or confirmed case in an IBX data center could require temporary closure of the affected IBX data center for cleaning or until local regulatory requirements are fulfilled. Any closure of an IBX data center or limitation of customer access could cause customer dissatisfaction if customers are unable to access their equipment within the IBX data center. We also have service level agreements which could be affected if we are required to close an IBX data center for any reason.
Preventative measures instituted by governments and businesses to mitigate the spread of COVID-19, including travel restrictions, social distancing requirements, shelter in place orders and quarantines, have negatively impacted the global economy and may adversely impact us, our customers and vendors. Some of our customers have been negatively impacted by the COVID-19 pandemic which could affect our revenues. Certain customers have requested revised payment terms and more customers could potentially request such terms. If such an increase in requests for revised payment terms occurs, some delays in accounts receivable collection would result. We also expect some customers are relying on the governmental support via various COVID-19 related stimulus packages. If these stimulus packages do not continue or if they are not sufficient to meet our customers' needs, we could experience more customer churn as a result. In general, a prolonged economic downturn could result in a larger customer churn than we currently anticipate and reduced demand for our services, in which case our revenues could be significantly impacted. Given the uncertainty around the duration and extent of the ongoing COVID-19 pandemic, we cannot accurately predict at this time how the pandemic will affect our business over time.

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
While the full extent and impact of the ongoing COVID-19 pandemic cannot be reasonably estimated at this time, it could have a material adverse impact on our business and financial condition. The extent to which the ongoing COVID-19 pandemic will impact our financial condition or results of operations will depend on many factors and future developments, including new information about the ongoing COVID-19 pandemic and its variants, additional surges in infection rates, vaccine efforts and any new government regulations which may emerge to contain the virus, among others.
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

•inability of our operations employees to access our IBX data centers for any reason; and
•failure of business partners who provide our resale products.

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

Our IBX data center employees are critical to our ability to maintain our business operations and reach our service level commitments. Although we have redundancies built into our network, if our IBX employees are unable to access our IBX data centers for any reason, we could experience operational issues at the affected site. Pandemics, climate related crises or any other social, political, or economic disruption in the US or abroad could prevent sufficient staffing at our IBX data centers and have a material adverse impact on our operations.

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

In connection with the evolving needs of our customers and our business, we undertook a review of our organizational architecture and have made, and will continue to make, changes as a result of that review. There can be no assurances that the changes will not result in attrition, that the significant amount of management and other employees' time and focus to implement the changes will not divert attention from operating and growing the business, or that any changes will result in increased organizational effectiveness. We must also continue to identify, hire, train and retain key personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required for our company's growth. There is a shortage of qualified personnel in these fields, and we compete with other companies for the limited pool of talent.

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

We have closed and announced additional joint ventures with GIC and are also in discussions with a targeted set of hyperscale customers to develop capacity to serve their larger footprint needs by leveraging existing capacity and dedicated hyperscale builds. We have announced our intention to seek additional joint venture partners for certain of our hyperscale builds. There can be no assurances that our joint ventures will be successful or that we find additional partners or that we are able to successfully meet the needs of these customers.

In 2020, we also acquired Packet, a bare metal automation company to facilitate a new product offering for Equinix. While we believe this new product offering will be desirable to our customers and will complement our other offerings on Platform Equinix, we cannot guarantee the success of this product or any other new product offering. We have not historically offered hardware solutions, and this is a new market area for us which can bring challenges and could harm our business if not executed in the time or manner that we expect.

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
As of June 30, 2021, our retained earnings were $2.0 billion. Although we have generated net income for each fiscal year since 2008, except for the year ended December 31, 2014, we are currently investing heavily in our future growth through the build out of multiple additional IBX data centers, expansions of IBX data centers and acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as transaction costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover the additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing, we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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

Our IBX data centers are affected by problems accessing electricity sources, such as planned or unplanned power outages and limitations on transmission or distribution. Unplanned power outages, including, but not limited to those relating to large storms, earthquakes, fires, tsunamis, cyberattacks, and any failures of electrical power grids more generally, and planned power outages by public utilities, such as those related to Pacific Gas and Electric Company's planned outages in California to minimize fire risks, could harm our customers and our business. While many of our offices are closed because of the ongoing COVID-19 pandemic, our employees in California may be subjected to planned power outages at home which could be difficult to track and could affect our day to day operations of our non-IBX employees. Our international operations are sometimes located outside of developed, reliable electricity markets, where we are exposed to some insecurity in supply associated with technical and regulatory problems, as well as transmission constraints. Some of our IBX data centers are located in leased buildings where, depending upon the lease requirements and number of tenants involved, we may or may not control some or all of the infrastructure including generators and fuel tanks. As a result, in the event of a power outage, we may be dependent upon the landlord, as well as the utility company, to restore the power. We attempt to limit our exposure to system downtime by using backup generators and alternative power supplies, but these measures may not always prevent downtime, which can adversely affect customer experience and revenues.

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

Risks Related to Our Expansion Plans

Our construction of new IBX data centers or IBX data center expansions could involve significant risks to our business.

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
•delays in site readiness leading to our failure to meet commitments made to customers planning to expand into a new build; and
•unanticipated customer requirements that would necessitate alternative data center design, making our site less desirable or leading to increased costs in order to make necessary modifications or retrofits.

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

Over the last several years, we have completed numerous acquisitions, including most recently that of data centers from Bell in the fourth quarter of 2020, Packet in March 2020, and three data centers from Axtel in Mexico in January 2020. We expect to make additional acquisitions in the future, which may include (i) acquisitions of businesses, products, solutions or technologies that we believe to be complementary, (ii) acquisitions of new IBX data centers or real estate for development of new IBX data centers; (iii) acquisitions through investments in local data center operators; or (iv) acquisitions in new markets with higher risk profiles. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, many of which could be exacerbated by the ongoing COVID-19 pandemic, including:

•the possible disruption of our ongoing business and diversion of management's attention by acquisition, transition and integration activities, particularly when multiple acquisitions and integrations are occurring at the same time or when we are entering an emerging market with a higher risk profile;
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

We have entered into joint ventures with GIC to develop and operate xScale™ data centers (together, the “Joint Ventures”). Equinix owns a 20% and GIC owns an 80% interest in each joint venture, and Equinix operates all facilities.

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
Geo-political events, such as the ongoing COVID-19 pandemic, Brexit, political unrest in Hong Kong, the recent Hong Kong security law, and the trade war between the U.S. and China, may increase the likelihood of the listed risks to occur and could have a negative effect on our business domestically or internationally. With respect to Brexit, it is possible that the level of economic activity in the United Kingdom and the rest of Europe will be adversely impacted and that we will face increased regulatory and legal complexities in these regions which could have an adverse impact on our business and employees in EMEA and could adversely affect our financial condition and results of operations. In addition, compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include the General Data Protection Regulation ("GDPR") and other data privacy laws and requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, economic and trade sanctions, U.S. laws such as the Foreign Corrupt Practices Act and local laws which also prohibit corrupt payments to governmental officials. With respect to the current trade war between the U.S. and China, we have several customers in China named in restrictive executive orders by the previous U.S. administration that are currently covered by a freeze issued by the current U.S. administration or currently enjoined from enforcement subject to pending litigation. If Equinix is required to cease business with these companies, or additional companies in the future, our revenues could be adversely affected. Violations of any of these domestic or international laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our offerings in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and results of operations. Our success depends, in part, on our ability to anticipate and address these risks and manage these difficulties.
Risks Related to Our Capital Needs and Capital Strategy
Our substantial debt could adversely affect our cash flows and limit our flexibility to raise additional capital.
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of June 30, 2021, our total indebtedness (gross of debt issuance cost, debt discount, and debt premium) was approximately $14.0 billion, our stockholders' equity was $10.6 billion and our cash and cash equivalents totaled $1.8 billion. In addition, as of June 30, 2021, we had approximately $1.9 billion of additional liquidity available to us from our $2.0 billion revolving credit facility. In addition to our substantial debt, we lease many of our IBX data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of June 30, 2021, we recorded operating lease liabilities of $1.3 billion, which represents our obligation to make lease payments under those lease arrangements.
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

Certain term loan borrowings under our Senior Credit Facility bear interest at rates that are calculated based on LIBOR. In addition, certain of our agreements, including select financing, intercompany, derivative and joint venture agreements, also make reference to LIBOR. To prepare for the phase out of LIBOR, we may need to renegotiate the Senior Credit Facility and other agreements and may not be able to do so on terms that are favorable to us. It is also currently unknown what impact any contract modification will have on our financial statements. Further, the financial markets may be disrupted as a result of the phase out of LIBOR if banks fail to execute a smooth transition to an alternate rate.

Disruption in the financial markets or the inability to renegotiate our agreements to remove and replace LIBOR on favorable terms, or a negative impact from any contract modifications, could have an adverse effect on our business, financial position, and results of operations.

Sales or issuances of shares of our common stock may adversely affect the market price of our common stock.

Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. In October 2020, we established the 2020 ATM Program in the amount of $1.5 billion under which we may, from time to time, issue and sell shares of our common stock to or through sales agents up to established limits. As of June 30, 2021, we had $1.4 billion available for sale under the 2020 ATM Program. We expect to refresh our ATM program periodically, which could lead to additional dilution for our stockholders in the future. We may also seek authorization to sell additional shares of common stock through other means which could lead to additional dilution for our stockholders. Please see Note 12 within the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for sales of our common stock under our ATM programs.

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

Regulation of greenhouse gas ("GHG") emissions could increase the cost of electricity by reducing amounts of electricity generated from fossil fuels, by requiring the use of more expensive generating methods or by imposing taxes or fees upon electricity generation or use. There has been interest in the U.S. Congress and in countries where we operate abroad in addressing climate change. In the U.S., with the current presidential administration, we believe there is a likelihood that new regulations or legislation will be proposed and potentially enacted that would seek to limit carbon dioxide emissions and the use of fossil fuels. Past legislative proposals to address climate change include measures ranging from "carbon taxes," to tax credits, to federally imposed limitations on GHG emissions. The course of future legislation and regulation in the U.S. and abroad remains difficult to predict and the potential increased costs associated with GHG regulation or taxes cannot be estimated at this time.

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

We maintain disaster recovery and business continuity plans that would be implemented in the event of severe weather events that interrupt our business or affect our customers' IT infrastructure housed in our IBX data centers. While these plans are designed to allow us to recover from natural disasters or other events that can interrupt our business, we cannot be certain that our plans will work as intended, facilitating our response to such disasters or events. Failure to prevent impact to customers from such events could adversely affect our business.

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

We are a U.S. company with global subsidiaries and are subject to income and other taxes in the U.S. (although currently limited due to our taxation as a REIT) and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income and other taxes. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no certainty that additional taxes will not be due upon audit of our tax returns or as a result of changes to the tax laws and interpretations thereof. For example, we are currently undergoing audits and appealing the tentative assessments in a number of jurisdictions where we operate. The final results of these audits and the outcomes of the appeals are uncertain and may not be resolved in our favor. Additionally, the current presidential administration of the U.S. has proposed a potential minimum tax as well as changes to the laws governing the US taxation of foreign earned income under the GILTI (Global Intangible Low Taxed Income) rules. It is unclear under the current proposal whether REITs might be exempt from these laws. Changes in tax laws, including the addition of a minimum tax threshold and to the GILTI rules, could have a material adverse effect on our tax liability and increase our REIT dividend distribution meaningfully.

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
We paid quarterly distributions in March and June of 2021 and have declared a quarterly distribution to be paid on September 22, 2021. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the creation of reserves or required debt service or amortization payments.
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

At any time, U.S. federal or state income tax laws governing REITs, or the administrative interpretations of those laws, may be amended. U.S. federal and state tax laws are constantly under review by persons involved in the legislative process, the Internal Revenue Service, the U.S. Department of the Treasury and state taxing authorities. Changes to the tax laws, regulations and administrative interpretations, which may have retroactive application, could adversely affect us. In addition, some of these changes could have a more significant impact on us as compared to other REITs due to the nature of our business and our substantial use of TRSs, particularly non-U.S. TRSs.

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

Adverse global economic conditions like the ones we recently experienced because of the ongoing COVID-19 pandemic and uncertain conditions in the credit markets have created, and in the future may increase risk to our financial outlook. The uncertain global economy could also result in material churn in our customer base, reductions in revenues from our offerings, adverse effects to our DSO, longer sales cycles, slower adoption of new technologies and increased price competition, which could adversely affect our liquidity. Customers and vendors filing for bankruptcy could also lead to costly and time-intensive actions with adverse effects, including greater difficulty or delay in accounts receivable collection. The uncertain economic environment could also have an impact on our foreign exchange forward contracts if our counterparties' credit deteriorates or if they are otherwise unable to perform their obligations. Finally, volatility in the financial markets like we are currently experiencing could affect our ability to access the capital markets at a time when we desire, or need, to do so which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.

The market price of our stock may continue to be highly volatile, and the value of an investment in our common stock may decline.

The market price of the shares of our common stock has recently been and may continue to be highly volatile. General economic and market conditions, like the instability due to the ongoing COVID-19 pandemic, and market conditions for telecommunications and real estate investment trust stocks in general, may affect the market price of our common stock.

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

The ongoing COVID-19 pandemic is expected to have a material effect on many aspects of the economy, but the extent of its impact on Equinix is difficult to predict at this time. We continue to evolve our forecasting models as the situation unfolds but if our predictions are inaccurate and our results differ materially from our forecasts, we could make inappropriate financial decisions. Additionally, inaccuracies in our models could adversely impact our compliance with REIT asset tests, future profitability, stock price and/or stockholder confidence.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/2015	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/2015	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/2015	2.3

2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	12/6/2016	2.1

2.5	Amendment No. 1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	10-K	12/31/2016	2.5

2.6	Amendment No.2 to the Transaction Agreement, dated April 30, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	5/1/2017	2.1

2.7	Amendment No.3 to the Transaction Agreement, dated June 29, 2018, by and between Verizon Communications Inc. and Equinix, Inc.	10-Q	8/8/2018	2.7

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/2002	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/14/2011	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/11/2013	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	3/29/2016	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association as trustee.	8-K	11/20/2014	4.1

4.3	Fourth Supplemental Indenture, dated as of March 22, 2017 between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/22/2017	4.2

4.4	Form of 5.375% Senior Notes due 2027 (see Exhibit 4.3).

4.5	Fifth Supplemental Indenture, dated as of September 20, 2017 among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent.	8-K	9/20/2017	4.2

4.6	Indenture, dated as of December 12, 2017, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	12/5/2017	4.1

4.7	Third Supplemental Indenture, dated as of April 2, 2018, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	4/3/2018	4.2

4.8	Form of 5.00% Senior Notes due October 2020 (see Exhibit 4.7).

4.9	Form of 5.00% Senior Notes due April 2021 (see Exhibit 4.7).

4.10	Fourth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.2

4.11	Form of 2.625% Senior Notes due 2024 (See Exhibit 4.10).

4.12	Fifth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.4

4.13	Form of 2.900% Senior Notes due 2026 (See Exhibit 4.12).

4.14	Sixth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.6

4.15	Form of 3.200% Senior Notes due 2029 (See Exhibit 4.14)	8-K	6/22/2020

4.16	Seventh Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	6/22/2020	4.2

4.17	Form of 1.250% Senior Note due 2025 (See Exhibit 4.16)	8-K	6/22/2020	4.3

4.18	Eighth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	6/22/2020	4.4

4.19	Form of 1.800% Senior Note due 2027 (See Exhibit 4.18)	8-K	6/22/2020	4.5

4.20	Ninth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	6/22/2020	4.6

4.21	Form of 2.150% Senior Note due 2030 (see Exhibit 4.20)	8-K	6/22/2020	4.7

4.22	Tenth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	6/22/2020	4.8

4.23	Form of 3.000% Senior Note due 2050 (See Exhibit 4.22)	8-K	6/22/2020	4.9

4.24	Eleventh Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	10/7/2020	4.2

4.25	Form of 1.000% Senior Note due 2025 (included in Exhibit 4.24)	8-K	10/7/2020	4.3

4.26	Twelfth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	10/7/2020	4.4

4.27	Form of 1.550% Senior Note due 2028 (included in Exhibit 4.26)	8-K	10/7/2020	4.5

4.28	Thirteenth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	10/7/2020	4.6

4.29	Form of 2.950% Senior Note due 2051 (included in Exhibit 4.28)	8-K	10/7/2020	4.7

4.30	Fourteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	3/11/2021	4.2

4.31	Form of 0.250% Senior Note due 2027 (included in Exhibit 4.30)	8-K	3/11/2021	4.3

4.32	Fifteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	3/11/2021	4.4

4.33	Form of 1.000% Senior Note due 2033 (included in Exhibit 4.32)	8-K	3/11/2021	4.5

4.34	Sixteenth Supplemental Indenture, dated as of May 17, 2021, between Equinix, Inc. and U.S. Bank	8-K	5/17/2021	4.2

4.35	Form of 1.450% Senior Note due 2026 (included in Exhibit 4.34)Form of 1.450% Senior Note due 2026 (included in Exhibit 4.34)	8-K	5/17/2021	4.3

4.36	Seventeenth Supplemental Indenture, dated as of May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee	8-K	5/17/2021	4.4

4.37	Form of 2.000% Senior Note due 2028 (included in Exhibit 4.36)	8-K	5/17/2021	4.5

4.38	Eighteenth Supplemental Indenture, dated May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee	8-K	5/17/2021	4.6

4.39	Form of 2.500% Senior Note due 2031 (included in Exhibit 4.38)	8-K	5/17/2021	4.7

4.40	Nineteenth Supplemental Indenture, dated May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee	8-K	5/17/2021	4.8

4.41	Form of 3.400% Senior Note due 2052 (included in Exhibit 4.40)	8-K	5/17/2021	4.9

4.42	Form of Registrant's Common Stock Certificate.	10-K	12/31/2014	4.13

10.1**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.2**	2000 Equity Incentive Plan, as amended.	10-K	12/31/2016	10.2

10.3**	2020 Equity Incentive Plan	DEF14A	4/27/2020	Appendix A

10.4**	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	10-Q	6/30/2014	10.5

10.5**	2019 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2019	10.29

10.6**	2019 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2019	10.30

10.7**	2019 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2019	10.31

10.8**	2020 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2020	10.19

10.9**	2020 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2020	10.20

10.10**	2020 Form of Time-Based Restricted Stock Agreement for Executives.	10-Q	3/31/2020	10.21

10.11**	2021 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2021	10.11

10.12**	2021 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2021	10.12

10.13**	2021 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2021	10.13

10.14**	2021 Equinix, Inc. Annual Incentive Plan.	10-Q	3/31/2021	10.14

10.15	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014.	10-Q	9/30/2014	10.67

10.16	Share Purchase Agreement with Digital Realty Trust, L.P., relating to the sale and purchase of shares in TelecityGroup UK LON Limited, Telecity Netherlands AMS01 AMS04 BV, Equinix Real Estate (TCY AMS04) B.V. and TelecityGroup Germany Fra2 GmbH, dated May 14, 2016.	10-Q	6/30/2016	10.55

10.17	Credit Agreement dated as of December 12, 2017 among Equinix, Inc. as Borrower, The Guarantors Parties (defined therein), Bank of America, N.A., as Administrative Agent, Lender and L/C issuer, Barclays Bank PLS, Goldman Sachs Bank USA, HSBC Securities (USA) Inc. ING Capital LLC, TD Securities (USA) LLC, and Wells Fargo Bank, National Association as Co-Documentation Agents, the Other Lenders Party (defined therein) and Bank of America, N.A., Citibank, N.A., JPMorgan Chase Bank, N.A., MUFG, and RBC Capital Markets as Joint Lead Arrangers and Joint Book Runners.	10-K	12/31/2017	10.40

10.18	Consent and First Amendment to Credit Agreement, dated as of June 28, 2018 by and among Equinix, Inc. as Borrower, the Guarantors (defined therein), the Lenders (as such term is defined in the Credit Agreement referred to therein), and BANK OF AMERICA, N.A., as Administrative Agent.	10-Q	8/8/2018	10.35

10.19	Second Amendment to Credit Agreement, dated as of July 26, 2018, by and between Equinix, Inc. as Borrower, the financial institutions defined therein, MUFG Bank, Ltd., as Technical Agent and Bank of America, N.A. as Administrative Agent, under that certain Credit Agreement dated December 12, 2017.	10-Q	8/8/2018	10.36

10.20	Third Amendment to Credit Agreement, dated as of April 26, 2019, by and among Equinix, Inc., Delaware corporation ("Equinix" or the "Borrower"), each "Lender" (as such term is defined in the Credit Agreement referred to therein) party hereto, and BANK OF AMERICA, N.A., as Administrative Agent, under that certain Credit Agreement dated December 12, 2017.	10-Q	6/30/2019	10.34

10.21	Credit Agreement dated April 15, 2020, by and among Equinix, as borrower, a syndicate of financial institutions, as lenders, MUFG Bank, Ltd.as administrative agent, and MUFG Union Bank, N.A., Sumitomo, Mitsui Banking Corporation, TD Securities (USA) LLC and Mizuho Bank, Ltd., as joint lead arrangers.	10-Q	6/30/2020	10.25

10.22**	Relocation Letter Agreement by and between Equinix, Inc. and Charles Meyers dated October 12, 2018.	10-K	2/22/2019	10.37

10.23**	Change in Control Severance Agreement between Equinix, Inc and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.25

10.24**	Change in Control Severance Agreement between Equinix, Inc and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.26

10.25**	Change in Control Severance Agreement between Equinix, Inc and Karl Strohmeyer dated October 3, 2019.	10-Q	9/30/2019	10.27

10.26**	Change in Control Severance Agreement between Equinix, Inc and Peter Van Camp dated October 3, 2019.	10-Q	9/30/2019	10.28

10.27**	Change in Control Severance Agreement between Equinix, Inc and Charles Meyers dated October 4, 2019.	10-Q	9/30/2019	10.29

10.28**	Change in Control Severance Agreement between Equinix, Inc and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.31

10.29**	Change in Control Severance Agreement between Equinix, Inc and Sara Baack dated October 3, 2019.	10-Q	9/30/2019	10.32

10.30**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Sara Baack dated October 3, 2019.	10-Q	9/30/2019	10.33

10.31**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Charles Meyers dated October 4, 2019.	10-Q	9/30/2019	10.34

10.32**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.36

10.33**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.37

10.34**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.38

10.35**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Karl Strohmeyer dated October 3, 2019.	10-Q	9/30/2019	10.39

10.36**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Peter Van Camp dated October 3, 2019.	10-Q	9/30/2019	10.40

21.1	Subsidiaries of Equinix, Inc.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

EQUINIX, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.
Date: July 30, 2021
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