Form 10-Q
period 2021-09-30
EQUINIX INC
filed 2021-11-04
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares outstanding of the registrant's Common Stock as of November 3, 2021 was 90,041,200.

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
•The anticipated benefits of our joint ventures may not be fully realized or take longer to realize than expected.
•Joint venture investments could expose us to risks and liabilities in connection with the formation of the new joint ventures, the operation of such joint ventures without sole decision-making authority, and our reliance on joint venture partners who may have economic and business interests that are inconsistent with our business interests.
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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
EQUINIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,379,100	$1,604,869
Short-term investments	—	4,532
Accounts receivable, net of allowance of $11,581 and $10,677	792,101	676,738
Other current assets	492,832	323,016
Assets held for sale	235,330	—
Total current assets	2,899,363	2,609,155
Property, plant and equipment, net	15,307,049	14,503,084
Operating lease right-of-use assets	1,325,872	1,475,057
Goodwill	5,401,744	5,472,553
Intangible assets, net	1,994,023	2,170,945
Other assets	846,080	776,047
Total assets	$27,774,131	$27,006,841
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$844,056	$844,862
Accrued property, plant and equipment	347,003	301,155
Current portion of operating lease liabilities	150,490	154,207
Current portion of finance lease liabilities	148,522	137,683
Current portion of mortgage and loans payable	67,571	82,289
Current portion of senior notes	—	150,186
Other current liabilities	223,494	354,368
Total current liabilities	1,781,136	2,024,750
Operating lease liabilities, less current portion	1,147,490	1,308,627
Finance lease liabilities, less current portion	1,986,266	1,784,816
Mortgage and loans payable, less current portion	560,733	1,287,254
Senior notes, less current portion	11,000,669	9,018,277
Other liabilities	729,264	948,999
Total liabilities	17,205,558	16,372,723
Commitments and contingencies (Note 11)
Equinix stockholders' equity
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 90,343,931 issued and 90,041,200 outstanding in 2021 and 89,462,304 issued and 89,134,252 outstanding in 2020	90	89
Additional paid-in capital	15,488,848	15,028,357
Treasury stock, at cost; 302,731 shares in 2021 and 328,052 shares in 2020	(112,696)	(122,118)
Accumulated dividends	(5,902,937)	(5,119,274)
Accumulated other comprehensive loss	(1,041,761)	(913,368)
Retained earnings	2,137,219	1,760,302
Total Equinix stockholders' equity	10,568,763	10,633,988
Non-controlling interests	(190)	130
Total stockholders' equity	10,568,573	10,634,118
Total liabilities and stockholders' equity	$27,774,131	$27,006,841
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)
Revenues	$1,675,176	$1,519,767	$4,929,159	$4,434,430
Costs and operating expenses:
Cost of revenues	885,650	767,979	2,561,987	2,243,605
Sales and marketing	182,997	172,727	551,434	531,301
General and administrative	334,625	279,350	958,086	797,837
Transaction costs	5,197	5,840	13,364	30,987
Impairment charges	—	7,306	—	7,306
Gain on asset sales	(15,414)	(1,785)	(14,149)	(928)
Total costs and operating expenses	1,393,055	1,231,417	4,070,722	3,610,108
Income from operations	282,121	288,350	858,437	824,322
Interest income	411	1,452	1,514	7,410
Interest expense	(78,943)	(99,736)	(255,855)	(315,554)
Other income (expense)	1,482	162	(44,845)	9,610
Gain (loss) on debt extinguishment	179	(93,494)	(115,339)	(101,803)
Income before income taxes	205,250	96,734	443,912	423,985
Income tax expense	(53,224)	(29,903)	(67,325)	(104,847)
Net income	152,026	66,831	376,587	319,138
Net (income) loss attributable to non-controlling interests	190	(144)	330	(355)
Net income attributable to Equinix	$152,216	$66,687	$376,917	$318,783
Earnings per share ("EPS") attributable to Equinix:
Basic EPS	$1.69	$0.75	$4.21	$3.65
Weighted-average shares for basic EPS	89,858	88,806	89,614	87,226
Diluted EPS	$1.68	$0.74	$4.18	$3.63
Weighted-average shares for diluted EPS	90,467	89,519	90,202	87,925
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)
Net income	$152,026	$66,831	$376,587	$319,138
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment ("CTA") gain (loss), net of tax effects of $0, $0, $0 and $0	(260,011)	299,441	(444,691)	66,935
Net investment hedge CTA gain (loss), net of tax effect of $0, $0, $0 and $0	131,080	(227,101)	264,219	(179,213)
Unrealized gain (loss) on cash flow hedges, net of tax effects of $(6,965), $8,708, $(15,304) and $7,113	28,270	(33,842)	52,048	(54,966)
Net actuarial gain on defined benefit plans, net of tax effects of $(4), $(6), $(12) and $(3)	14	22	41	77
Total other comprehensive income (loss), net of tax	(100,647)	38,520	(128,383)	(167,167)
Comprehensive income, net of tax	51,379	105,351	248,204	151,971
Net (income) loss attributable to non-controlling interests	190	(144)	330	(355)
Other comprehensive income attributable to non-controlling interests	—	(30)	(10)	(21)
Comprehensive income attributable to Equinix	$51,569	$105,177	$248,524	$151,595
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)
Cash flows from operating activities:
Net income	$376,587	$319,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,074,761	897,075
Stock-based compensation	267,395	215,591
Amortization of intangible assets	155,428	148,075
Amortization of debt issuance costs and debt discounts and premiums	12,760	11,788
Provision for credit loss allowance	7,604	6,466
Impairment charges	—	7,306
Gain on asset sales	(14,149)	(928)
Loss on debt extinguishment	115,339	101,803
Other items	22,377	14,764
Changes in operating assets and liabilities:
Accounts receivable	(111,313)	(38,104)
Income taxes, net	(44,200)	(20,193)
Other assets	(124,573)	(127,535)
Operating lease right-of-use assets	102,728	114,611
Operating lease liabilities	(137,751)	(107,391)
Accounts payable and accrued expenses	9,968	35,846
Other liabilities	(57,860)	45,366
Net cash provided by operating activities	1,655,101	1,623,678
Cash flows from investing activities:
Purchases of investments	(77,139)	(55,993)
Sales of investments	4,057	19,681
Business acquisitions, net of cash and restricted cash acquired	(158,498)	(478,248)
Real estate acquisitions	(194,849)	(124,462)
Purchases of other property, plant and equipment	(1,934,107)	(1,448,174)
Proceeds from sale of assets, net of cash transferred	174,494	—
Net cash used in investing activities	(2,186,042)	(2,087,196)
Cash flows from financing activities:
Proceeds from employee equity awards	77,628	62,118
Payment of dividends	(783,454)	(710,177)
Proceeds from public offering of common stock, net of issuance costs	99,599	1,981,375
Proceeds from senior notes, net of debt discounts	3,878,662	2,585,736
Proceeds from mortgage and loans payable	—	750,790
Repayments of finance lease liabilities	(130,129)	(74,446)
Repayments of mortgage and loans payable	(706,426)	(808,609)
Repayment of senior notes	(1,990,650)	(2,440,761)
Debt extinguishment costs	(99,185)	(82,404)
Debt issuance costs	(25,102)	(26,266)
Net cash provided by financing activities	320,943	1,237,356
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(24,139)	5,637
Net increase (decrease) in cash, cash equivalents and restricted cash	(234,137)	779,475
Cash, cash equivalents and restricted cash at beginning of period	1,625,695	1,886,613
Cash, cash equivalents and restricted cash at end of period	$1,391,558	$2,666,088

Cash and cash equivalents	$1,379,100	$2,645,045
Current portion of restricted cash included in other current assets	11,567	11,375
Non-current portion of restricted cash included in other assets	891	9,668
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$1,391,558	$2,666,088
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
Consolidation
The accompanying unaudited condensed consolidated financial statements include our acquisitions of two data centers in Mumbai, India from India operations of GPX Global Systems, Inc. ("GPX India") from September 1, 2021, 12 data center sites across Canada from BCE Inc. ("Bell") from October 1, 2020 and one additional data center site from November 2, 2020, Packet Host, Inc. (“Packet”) from March 2, 2020, and three data centers in Mexico acquired from Axtel S.A.B. de C.V ("Axtel") from January 8, 2020. All intercompany accounts and transactions have been eliminated in consolidation.
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
We accrue for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate is subject to change in the future due to various factors such as our operating performance, tax law changes and future business acquisitions.
Our effective tax rates were 15.2% and 24.7% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2021 as compared to the same period in 2020 is primarily due to the favorable resolution of uncertain tax positions of approximately $70.0 million resulting from the settlement of various tax audits in the United Kingdom ("UK"), Germany, and Australia, partially offset by $10.9 million resulting from the revaluation of our deferred tax liabilities due to the UK corporate tax rate increase from 19% to 25% enacted in the current period.
Of the unrecognized tax benefits being realized in the nine months ended September 30, 2021, $32.3 million is related to the uncertain tax position inherited from the Metronode acquisition closed in 2018. The uncertain tax position was covered by an indemnification agreement with the Seller. The realization of the unrecognized tax benefits resulted in an impairment of the indemnification asset for the same amount, which has been included in

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Other Income (Expense) on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021.
Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-08 Business Combinations ("Topic 805"): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. We are currently evaluating the extent of the impact of this ASU, but do not expect the adoption of this standard to have a significant impact on our condensed consolidated financial statements.
In August 2020, FASB issued ASU 2020-06: Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock and modifies the disclosure requirement for the convertible instruments. Additionally, this ASU improves the consistency of EPS calculations by eliminating the use of the treasury stock method to calculate diluted EPS for convertible instruments and clarifies certain areas under the current EPS guidance. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted at the beginning of the fiscal year after December 15, 2020. We are currently evaluating the extent of the impact of this ASU, but do not expect the adoption of this standard to have a significant impact on our condensed consolidated financial statements.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
2. Revenue
Contract Balances
The following table summarizes the opening and closing balances of our accounts receivable, net; contract assets, current; contract assets, non-current; deferred revenue, current; and deferred revenue, non-current (in thousands):

	Accounts receivable, net (1)	Contract assets, current	Contract assets, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2021	$676,738	$13,534	$54,050	$101,258	$71,242
Closing balances as of September 30, 2021	792,101	49,793	51,452	112,952	66,318
Increase (Decrease)	$115,363	$36,259	$(2,598)	$11,694	$(4,924)

(1) The net change in our allowance for credit losses was insignificant during the nine months ended September 30, 2021.
The difference between the opening and closing balances of our accounts receivable, net, contract assets and deferred revenues primarily results from revenue growth and the timing difference between the satisfaction of our performance obligation and the customer's payment. The amount of revenue recognized during the nine months ended September 30, 2021 from the opening deferred revenue balance as of January 1, 2021 was $72.0 million.
Remaining performance obligations
As of September 30, 2021, approximately $8.5 billion of total revenues, including deferred installation revenues, are expected to be recognized in future periods. Most of our revenue contracts have an initial term varying from one to three years, and thereafter, automatically renew in one-year increments. Included in the remaining performance obligations are contracts that are either under the initial term or under one-year renewal periods. We expect to recognize approximately 70% of our remaining performance obligations as revenues over the next two years, with more revenues expected to be recognized in the first year due to the impact of contracts renewal. The remainder of the balance is generally expected to be recognized over the next three to five years. We estimate our remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates due to changes in actual deployments dates, contract modifications, renewals and/or terminations.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
3.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$152,026	$66,831	$376,587	$319,138
Net (income) loss attributable to non-controlling interests	190	(144)	330	(355)
Net income attributable to Equinix	$152,216	$66,687	$376,917	$318,783

Weighted-average shares used to calculate basic EPS	89,858	88,806	89,614	87,226
Effect of dilutive securities:
Employee equity awards	609	713	588	699
Weighted-average shares used to calculate diluted EPS	90,467	89,519	90,202	87,925

EPS attributable to Equinix:
Basic EPS	$1.69	$0.75	$4.21	$3.65
Diluted EPS	$1.68	$0.74	$4.18	$3.63
We have excluded common stock related to employee equity awards in the diluted EPS calculation above of approximately 17,000 shares and 16,000 shares for the three months ended September 30, 2021 and 2020, respectively, and approximately 212,000 and 31,000 shares for the nine months ended September 30, 2021 and 2020, because their effect would be anti-dilutive.
4.    Acquisitions
2021 Acquisitions
Acquisition of GPX India (the "GPX India Acquisition")
On September 1, 2021, we completed the acquisition of GPX India, representing two data centers in Mumbai, India, for a total purchase consideration of approximately INR12.5 billion, or $170.5 million at the exchange rate in effect on that date. The GPX India Acquisition supports our ongoing expansion to meet customer demand in the Indian market.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
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
Purchase Price Allocation
Each of these acquisitions constitute a business under the accounting standard for business combinations and, therefore, were accounted for as business combinations using the acquisition method of accounting. Under this method, the total purchase price is allocated to the assets acquired and liabilities assumed measured at fair value on the date of acquisition.
As of September 30, 2021, we had not completed the detailed valuation analysis to derive the fair value of assets acquired and liabilities assumed from the GPX India Acquisition, including property, plant and equipment, intangible assets and the related tax impacts; therefore, the purchase price allocation is based on provisional estimates and subject to continuing management analysis.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
A summary of the allocation of total purchase consideration is presented as follows (in thousands):

	GPX India	Bell	Packet	Axtel
	Provisional	Final
Cash and cash equivalents	$9,406	$—	$1,068	$—
Accounts receivable	4,399	—	5,098	—
Other current assets	8,771	696	299	14,048
Property, plant and equipment	88,108	538,717	27,945	76,407
Operating lease right-of-use assets	62	14,359	1,519	1,646
Intangible assets	15,472	75,857	58,500	22,750
Goodwill	77,296	172,387	230,620	78,902
Deferred tax and other assets	20	722	138	—
Total assets acquired	203,534	802,738	325,187	193,753
Accounts payable and accrued liabilities	(1,591)	(895)	(1,275)	(238)
Other current liabilities	(478)	—	(860)	—
Operating lease liabilities	(62)	(13,340)	(1,519)	(1,586)
Finance lease liabilities	(20,565)	(80,026)	(27,945)	—
Deferred tax and other liabilities	(10,373)	(4,495)	(3,290)	(2,911)
Net assets acquired	$170,465	$703,982	$290,298	$189,018
Property, plant and equipment - The fair values of property, plant and equipment acquired from these four acquisitions were estimated by applying the cost approach, with the exception of land, which we estimated by applying the market approach. The key assumptions of the cost approach include replacement cost new, physical deterioration, functional and economic obsolescence, economic useful life, remaining useful life, age and effective age.
Intangible assets - The following table presents certain information on the acquired intangible assets (in thousands):

Intangible Assets	Fair Value	Estimated Useful Lives (Years)	Weighted-average Estimated Useful Lives (Years)
GPX India:
Customer relationships	$15,472	15.0	15.0
Bell:
Customer relationships	75,857	15.0	15.0
Packet:
Trade names	1,300	3.0	3.0
Existing technology	5,100	3.0	3.0
Customer relationships	52,100	10.0	10.0
Axtel:
Customer relationships	22,750	15.0	15.0
The fair values of customer relationships acquired from these acquisitions were estimated from applying an income approach, by calculating the present value of estimated future operating cash flows generated from existing customers less costs to realize the revenue. We applied a discount rate of 11.0% for GPX India, 8.0% for Bell, 8.0% for Packet and 13.3% for Axtel, which reflects the nature of the assets as they relate to the risk and uncertainty of the estimated future operating cash flows, as well as the risk of the country within which the acquired business operates.

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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill is attributable to the workforce of the acquired business and the projected revenue increase expected to arise from future customers after these acquisitions. Goodwill from the Bell, Packet, and Axtel acquisitions is attributable to our Americas region and goodwill from the GPX India Acquisition is attributable to the Asia-Pacific region. Goodwill from the Bell Acquisition is expected to be deductible for local tax purposes while goodwill from the GPX India, Packet and Axtel Acquisitions are not deductible for local tax purposes.
Revenues and net income and loss from operations
The operating results of the GPX India Acquisition are reported in the Asia-Pacific region following the date of acquisition. During the three and nine months ended September 30, 2021, our results of operations from the GPX India Acquisition were insignificant.
Transaction costs
During the nine months ended September 30, 2021, the transaction costs for the GPX India Acquisition were insignificant.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
5.    Assets Held for Sale
In October 2021, we entered into an agreement to form a joint venture in the form of a limited liability partnership with PGIM Real Estate ("PGIM"), to develop and operate xScaleTM data centers in Asia-Pacific (the "Asia-Pacific 2 Joint Venture"). xScale data centers are engineered to meet the technical and operational requirements and price points of core hyperscale workload deployments and also offer access to our comprehensive suite of interconnection and edge services. Upon closing, PGIM will contribute cash in exchange for an 80% partnership interest in the Asia-Pacific 2 Joint Venture. We agreed to sell the Sydney 9 ("SY9") data center site in exchange for a 20% partnership interest in the Asia-Pacific 2 Joint Venture and cash proceeds. The assets and liabilities of the SY9 data center, which are currently included within our Asia-Pacific region, were classified as held for sale as of September 30, 2021.
In June 2021, we entered into an agreement to form another joint venture in the form of a limited liability partnership with GIC, Singapore's sovereign wealth fund ("GIC"), to develop and operate additional xScale data centers in Europe and the Americas (the “EMEA 2 Joint Venture”). The assets and liabilities of the data center sites expected to be sold to the EMEA 2 Joint Venture within a year were classified as held for sale as of June 30, 2021. The transaction is structured to close in phases over the course of two years, pending regulatory approval and other closing conditions. The first phase of the transaction, comprised of data center sites located in Frankfurt, Helsinki, Madrid, Milan and Paris, closed in September 2021. Upon closing, we sold these data center sites in exchange for a total consideration of $144.0 million, which is comprised of $106.4 million of net cash proceeds, a 20% partnership interest in the EMEA 2 Joint Venture with a fair value of $30.4 million, and $7.2 million of receivables. During the three months ended September 30, 2021, we recognized an insignificant gain on the sale of the xScale data center facilities. The assets and liabilities of Warsaw 4 ("WA4") and Sao Paulo 5 ("SP5") data center sites, which are currently included within our EMEA and Americas regions respectively, were expected to be sold to the EMEA 2 Joint Venture in the next phases and remained classified as held for sale as of September 30, 2021. The sale of the SP5 data center closed in October 2021 (see Note 14 below).
Additionally, we entered negotiations to sell the Mexico 3 ("MX3") data center site in connection with the formation of a new joint venture with GIC. Given that the key terms of the sale had been substantially agreed upon as of September 30, 2021, the assets and liabilities of the MX3 data center, which are currently included within our Americas region, were classified as held for sale as of September 30, 2021.
In May 2021, we entered into an agreement to sell the Dublin 5 ("DB5") data center site to the EMEA 1 Joint Venture (as defined in note 6 below). The assets and liabilities of the DB5 data center, which were included within our EMEA region, were classified as held for sale as of June 30, 2021. In July 2021, we sold the DB5 data center in exchange for a total consideration of $77.9 million. During the three months ended September 30, 2021, we recognized a total gain of $15.8 million on the sale of the DB5 data center.
All assets and liabilities classified as held for sale are reported at the lower of their carrying amounts or fair values less costs to sell. The following table summarizes the assets and liabilities that were classified as assets and liabilities held for sale in the condensed consolidated balance sheet as of September 30, 2021 (in thousands):

September 30, 2021
Operating lease right-of-use assets	$10,990
Property, plant and equipment	223,318
Other assets	1,022
Total assets held for sale	$235,330

Accrued property, plant and equipment	$24,085
Total liabilities held for sale (1)	$24,085

(1)Liabilities held for sale were included within other current liabilities on the condensed consolidated balance sheet.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
6.    Equity Method Investments
The following table summarizes our equity method investments (in thousands), which were included in other assets on the condensed consolidated balance sheets:

Investee	Ownership Percentage	September 30, 2021	December 31, 2020
EMEA 1 Joint Venture with GIC	20%	$114,836	$101,892
EMEA 2 Joint Venture with GIC	20%	30,386	—
Asia-Pacific 1 Joint Venture with GIC	20%	56,566	43,432
Other	Various	18,790	17,747
Total		$220,578	$163,071

Non - Variable Interest Entity (VIE) Joint Venture
EMEA 1 Joint Venture
In 2019, we entered into a joint venture in the form of a limited liability partnership with GIC (the "EMEA 1 Joint Venture"), to develop and operate xScale data centers in Europe. The EMEA 1 Joint Venture is not a variable interest entity ("VIE") given that both equity investors' interests have the characteristics of a controlling financial interest and it is sufficiently capitalized to sustain its operations, requiring additional funding from its partners only when expanding operations. Our share of income and losses of equity method investments from this joint venture was insignificant for the three and nine months ended September 30, 2021 and 2020 and was included in other income (expense) on the condensed consolidated statement of operations.
We committed to make future equity contributions to the EMEA 1 Joint Venture for funding its future development. As of September 30, 2021, we had future equity contribution commitments of $43.6 million.
VIE Joint Ventures
Asia-Pacific 1 and EMEA 2 Joint Ventures
In 2020, we entered into a second joint venture in the form of a limited liability partnership with GIC (the "Asia-Pacific 1 Joint Venture") to develop and operate xScale data centers in Asia-Pacific.
In 2021, we entered into another joint venture in the form of a limited liability partnership with GIC (the "EMEA 2 Joint Venture") to develop and operate additional xScale data centers in Europe and the Americas (see Note 5 above).
For both the Asia-Pacific 1 Joint Venture and the EMEA 2 Joint Venture, we provide certain management services to their operations and earn fees for the performance of such services. Both joint ventures do not have sufficient funds from operations to be self-sustaining, thus are considered VIEs. The power to direct the activities of these joint ventures that most significantly impact economic performance is shared equally between GIC and us. These activities include data center construction and operations, sales and marketing, financing, and real estate purchases or sales. Decisions about these activities require the consent of both GIC and us. We concluded that neither party is deemed to have predominant control over the Asia-Pacific 1 Joint Venture and EMEA 2 Joint Venture and neither party is considered to be the primary beneficiary. During the three and nine months ended September 30, 2021, our share of income and losses of equity method investments from these joint ventures was insignificant both individually and in aggregate, and was included in other income (expense) on the condensed consolidated statement of operations.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table summarizes our maximum exposure to loss related to the Asia-Pacific 1 Joint Venture and EMEA 2 Joint Venture as of September 30, 2021 (in thousands):

	Asia-Pacific 1 Joint Venture	EMEA 2 Joint Venture
Equity Investment	$56,566	$30,386
Outstanding Receivables	3,844	11,451
Future Equity Contribution Commitments [1]	1,098	57,662
Maximum Future Payments under Debt Guarantees [2]	N/A [3]	30,389
Total	$61,508	$129,888

(1)The joint ventures' partners are required to make additional equity contributions proportionately upon certain occurrences, such as a shortfall in capital necessary to complete certain construction phases or make interest payments on their outstanding debt.
(2)In connection with our 20% equity investment in the EMEA 2 Joint Venture, we provided the lenders with our guarantees covering 20% of all payments of principal and interest due under EMEA 2 Joint Venture's credit facility agreements (see Note 11).
(3)The Asia-Pacific 1 Joint Venture’s debt is secured by the net assets of the Asia-Pacific 1 Joint Venture without recourse to its partners.
Other Related Party Transactions
We have lease arrangements and provide various services to the EMEA 1 Joint Venture, Asia-Pacific 1 Joint Venture and EMEA 2 Joint Venture (the "Joint Ventures") through multiple agreements, including sales and marketing, development management, facilities management, and asset management services. These transactions are generally considered to have been negotiated at arm's length. The following table presents the revenues and expenses from these arrangements with the Joint Ventures in our condensed consolidated statements of operations (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Location of Revenues (Expenses)	2021	2020	2021	2020
EMEA 1 Joint Venture	Revenues	$11,698	$6,061	$30,548	$14,609
EMEA 1 Joint Venture	Expenses (1)	(4,006)	(3,369)	(12,786)	(10,560)
Asia-Pacific 1 Joint Venture	Revenues	4,044	—	18,489	—
EMEA 2 Joint Venture	Revenues	884	—	884	—

(1)We have a sub-lease agreement with the EMEA 1 Joint Venture to sub-lease a portion of London ("LD") 10-2 data center or former LD10 data center, for a total of 15 years. Balances primarily consist of rent expenses for the LD10-2 data center.
The following table presents the assets and liabilities from related party transactions with the Joint Ventures in our condensed consolidated balance sheets (in thousands):

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Related Party	Balance Sheet Line Item	September 30, 2021	December 31, 2020
EMEA 1 Joint Venture	Receivables (1)	$35,466	$6,459
	Contract Assets (2)	37,322	5,614
	Finance Lease Right of Use Assets (3)	120,616	127,197
	Other Liabilities and Payables (4)	18,541	17,646
	Finance Lease Right of Use Liabilities (3)	126,080	130,756
Asia- Pacific 1 Joint Venture	Receivables (1)	3,844	16,936
EMEA 2 Joint Venture	Receivables (1)	11,451	—

(1)Balances primarily consist of amounts due under commercial service agreements.
(2)A portion of the contract asset balance relates to commitments to the EMEA 1 Joint Venture to complete a residual portion of the PA9 data center sold to the EMEA 1 Joint Venture, which is reimbursable in full upon completion. The remaining balance represents contract assets recorded under our commercial service agreements.
(3)Balances pertain to the LD10-2 data center sub-lease as described above.
(4)We have an agreement to lease to the EMEA 1 Joint Venture a portion of land for the Frankfurt 9 xScale data center and a new building that is under construction on the land. As of September 30, 2021, the lease has not commenced yet. Balance primarily consists of liabilities recorded in connection with the construction of the Frankfurt 9 xScale data center. The remaining balance pertains to meter and power charge accruals under the LD 10-2 sublease.
We received contingent consideration from the sales of xScale data centers to the EMEA 1 Joint Venture, which become receivable upon completion of certain performance milestones, primarily contingent on the local regulatory approvals for certain sites. The contingent consideration are considered derivatives and are remeasured at fair value each reporting period using inputs such as probabilities of payment, discount rates, foreign currency forward rates and projected payment dates. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements. The contingencies were partially met during the nine months ended September 30, 2021 upon achieving the performance milestone for one of the sites. As of September 30, 2021 and December 31, 2020, the total fair value of the remaining contingent consideration was $15.2 million and $44.2 million, respectively, which was included in other current assets on the condensed consolidated balance sheets. Changes in the fair value of the contingent consideration were recorded in gain (loss) on asset sales on the condensed consolidated statement of operations.
7.    Derivatives and Hedging Activities
Derivatives Designated as Hedging Instruments
Net Investment Hedges. We are exposed to the impact of foreign exchange rate fluctuations on the value of investments in our foreign subsidiaries whose functional currencies are other than the U.S. Dollar. In order to mitigate the impact of foreign currency exchange rates, we have entered into various foreign currency debt obligations, which are designated as hedges against our net investments in foreign subsidiaries. As of September 30, 2021 and December 31, 2020, the total principal amounts of foreign currency debt obligations designated as net investment hedges were $1.5 billion and $1.9 billion, respectively.
We also use cross-currency interest rate swaps, which effectively convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt, to hedge the currency exposure associated with our net investment in our foreign subsidiaries. As of September 30, 2021 and December 31, 2020, we had cross-currency interest rate swaps outstanding with notional amounts of $4.0 billion and $3.3 billion respectively, with maturity dates ranging through 2026.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
From time to time, we use foreign currency forward contracts to hedge against the effect of foreign exchange rate fluctuations on our net investment in our foreign subsidiaries. As of September 30, 2021 and December 31, 2020, the total notional amount of foreign currency forward contracts designated as net investment hedges were $375.7 million and $355.6 million respectively.
The effect of net investment hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Foreign currency debt		$36,308	$(130,774)	$81,290	$(116,887)
Cross-currency interest rate swaps (included component) (1)		89,494	(78,226)	207,598	(74,419)
Cross-currency interest rate swaps (excluded component) (2)		(2,527)	(16,588)	(27,944)	13,606
Foreign currency forward contracts (included component) (1)		7,858	(1,485)	3,302	(1,485)
Foreign currency forward contracts (excluded component) (3)		(53)	(28)	(27)	(28)
Total		$131,080	$(227,101)	$264,219	$(179,213)

Amount of gain or (loss) recognized in earnings:
	Location of gain or (loss)	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$11,863	$6,613	$32,478	$17,161
Foreign currency forward contracts (excluded component) (3)	Interest expense	38	1	242	1
Total		$11,901	$6,614	$32,720	$17,162

(1)Included component represents foreign exchange spot rates.
(2)Excluded component represents cross-currency basis spread and interest rates.
(3)Excluded component represents foreign currency forward points.
Cash Flow Hedges. We hedge our foreign currency transaction exposure for forecasted revenues and expenses in our EMEA region between the U.S. Dollar and the British Pound, Euro, Swedish Krona and Swiss Franc. The foreign currency forward and option contracts that we use to hedge this exposure are designated as cash flow hedges. As of September 30, 2021 and December 31, 2020, the total notional amounts of these foreign exchange contracts were $898.5 million and $912.9 million, respectively.
As of September 30, 2021, our foreign currency cash flow hedge instruments had maturity dates ranging from October 2021 to September 2023 and we had a net gain of $1.6 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses relating to these cash flow hedges as they mature in the next 12 months. As of December 31, 2020, our foreign currency cash flow hedge instruments had maturity dates ranging from January 2021 to December 2022 and we had a net loss of $35.4 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses relating to these cash flow hedges as they mature in the next 12 months.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
We hedge the interest rate exposure created by anticipated fixed rate debt issuances through the use of treasury locks and swap locks (collectively, interest rate locks), which are designated as cash flow hedges. As of September 30, 2021, the total notional amount of interest rate locks outstanding was $350.0 million. As of December 31, 2020, we had no interest rate locks outstanding. During the nine months ended September 30, 2021, interest rate locks with a combined aggregate notional amount of $1.3 billion were settled related to the issuance of senior notes during the year. When interest rate locks are settled, any gain or loss from the transactions is deferred and included as a component of other comprehensive income (loss) and is amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term of the interest rate locks. As of September 30, 2021 and December 31, 2020, we had a net loss of $4.2 million and $4.1 million, respectively, recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months for interest rate locks.
The effect of cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Foreign currency forward and option contracts (included component) (1)		$27,860	$(40,770)	$61,067	$(35,092)
Foreign currency option contracts (excluded component) (2)		—	639	151	2,315
Interest rate locks		7,374	(2,420)	6,135	(29,302)
Total		$35,234	$(42,551)	$67,353	$(62,079)

Amount of gain or (loss) reclassified from accumulated other comprehensive income to income:
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of gain or (loss)	2021	2020	2021	2020
Foreign currency forward contracts	Revenues	$(11,863)	$2,904	$(41,397)	$44,681
Foreign currency forward contracts	Costs and operating expenses	5,872	(1,951)	21,659	(23,449)
Interest rate locks	Interest Expense	(1,101)	(731)	(2,955)	(473)
Total		$(7,092)	$222	$(22,693)	$20,759

Amount of gain or (loss) excluded from effectiveness testing included in income:
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of gain or (loss)	2021	2020	2021	2020
Foreign currency option contracts (excluded component) (2)	Revenues	$—	$(430)	$(244)	$(1,454)
Total		$—	$(430)	$(244)	$(1,454)

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
Foreign Currency Forward Contracts. We also use foreign currency forward contracts to manage the foreign exchange risk associated with certain foreign currency-denominated monetary assets and liabilities. As a result of foreign currency fluctuations, the U.S. Dollar equivalent values of our foreign currency-denominated monetary assets and liabilities change. Gains and losses on these contracts are included in other income (expense), on a net basis, along with the foreign currency gains and losses of the related foreign currency-denominated monetary assets and liabilities associated with these foreign currency forward contracts. As of both September 30, 2021 and December 31, 2020, the total notional amounts of these foreign currency contracts was $3.4 billion.
The following table presents the effect of derivatives not designated as hedging instruments in our condensed consolidated statements of operations (in thousands):

Amount of gain or (loss) recognized in earnings:
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of gain or (loss)	2021	2020	2021	2020
Embedded derivatives	Revenues	$1,023	$(3,308)	$6,168	$1,402
Economic hedge of embedded derivatives	Revenues	(1,532)	3,259	(6,024)	(2,342)
Foreign currency forward contracts	Other income (expense)	62,840	(50,022)	127,615	(29,214)
Total		$62,331	$(50,071)	$127,759	$(30,154)

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Fair Value of Derivative Instruments
The following table presents the fair value of derivative instruments recognized in our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Designated as hedging instruments:
Cash flow hedges
Foreign currency forward and option contracts	$19,026	$10,471	$351	$52,804
Interest rate locks	6,273	—	—	—
Net investment hedges
Cross-currency interest rate swaps	31,855	45,140	—	192,939
Foreign currency forward contracts	742	—	—	17,041
Total designated as hedging	57,896	55,611	351	262,784

Not designated as hedging instruments:
Embedded derivatives	6,339	991	3,255	3,858
Economic hedges of embedded derivatives	—	1,999	4,372	12
Foreign currency forward contracts	95,360	17,179	3,721	133,805
Total not designated as hedging	101,699	20,169	11,348	137,675
Total Derivatives	$159,595	$75,780	$11,699	$400,459

(1)As presented in our condensed consolidated balance sheets within other current assets and other assets.
(2)As presented in our condensed consolidated balance sheets within other current liabilities and other liabilities.
Offsetting Derivative Assets and Liabilities
We enter into master netting agreements with our counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default. For presentation on the condensed consolidated balance sheets, we do not offset fair value amounts recognized for derivative instruments or the accrued interest related to cross-currency interest rate swaps under master netting arrangements. The following table presents information related to these offsetting arrangements as of September 30, 2021 and December 31, 2020 (in thousands):

	Gross Amounts Offset in Consolidated Balance Sheet
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Net Amounts	Gross Amounts not Offset in the Balance Sheet	Net
September 30, 2021
Derivative assets	$190,938	$—	$190,938	$(88,534)	$102,404
Derivative liabilities	93,401	—	93,401	(88,534)	4,867

December 31, 2020
Derivative assets	$38,447	$—	$38,447	$(35,100)	$3,347
Derivative liabilities	415,628	—	415,628	(35,100)	380,528

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
Our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	As of September 30, 2021			As of December 31, 2020
	Fair Value	Fair Value Measurement Using		Fair Value	Fair Value Measurement Using
		Level 1	Level 2		Level 1	Level 2
Assets:
Money market and deposit accounts	$390,997	$390,997	$—	$611,071	$611,071	$—
Publicly traded equity securities	—	—	—	159	159	—
Certificates of deposit	—	—	—	4,373	—	4,373
Derivative instruments (1)	159,595	—	159,595	11,699	—	11,699
Total	$550,592	$390,997	$159,595	$627,302	$611,230	$16,072
Liabilities:
Derivative instruments (1)	$75,780	$—	$75,780	$400,459	$—	$400,459

(1)Amounts are included within other current assets, other assets, others current liabilities and other liabilities in the condensed consolidated balance sheets.
We did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.
Other than the contingent consideration related to the EMEA 1 Joint Venture as described in Note 6 above, we did not have any Level 3 financial assets or financial liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
9.    Leases
Significant Lease Transactions
The following table summarizes the significant lease transactions during the nine months ended September 30, 2021 (in thousands):

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
(3) These leases had components previously classified as operating leases.
Lease Expenses
The components of lease expenses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Finance lease cost
Amortization of ROU assets (1)	$41,983	$31,900	$115,221	$85,962
Interest on lease liabilities	28,672	28,443	88,688	84,706
Total finance lease cost	70,655	60,343	203,909	170,668

Operating lease cost	54,340	55,135	167,839	161,482
Variable lease cost	8,323	3,363	23,993	8,829
Total lease cost	$133,318	$118,841	$395,741	$340,979

(1) Amortization of ROU assets is included with depreciation expense, and is recorded within cost of revenues, sales and marketing and general and administrative expenses in the condensed consolidated statements of operations.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Other Information
Other information related to leases is as follows (in thousands):

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$85,141	$81,827
Operating cash flows from operating leases	202,861	154,262
Financing cash flows from finance leases	130,129	74,446

ROU assets obtained in exchange for lease obligations: (1)
Finance leases	$374,529	$357,137
Operating leases	9,359	65,906

	As of September 30, 2021	As of December 31, 2020
Weighted-average remaining lease term - finance leases (2)	14 years	14 years
Weighted-average remaining lease term - operating leases (2)	12 years	12 years
Weighted-average discount rate - finance leases	7%	7%
Weighted-average discount rate - operating leases	4%	4%
Finance lease assets (3)	$1,889,573	$1,688,032

(1) Represents all non-cash changes in ROU assets.
(2) Includes lease renewal options that are reasonably certain to be exercised.
(3) As of September 30, 2021 and December 31, 2020, we recorded accumulated amortization of finance lease assets of $689.2 million and $604.1 million, respectively. Finance lease assets are recorded within property, plant and equipment, net on the condensed consolidated balance sheets.
Maturities of Lease Liabilities
Maturities of lease liabilities as of September 30, 2021 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2021 (3 months remaining)	$41,573	$66,721	$108,294
2022	196,671	236,967	433,638
2023	181,865	235,093	416,958
2024	166,317	233,592	399,909
2025	156,285	230,231	386,516
Thereafter	995,474	2,177,517	3,172,991
Total lease payments	1,738,185	3,180,121	4,918,306
Plus amount representing residual property value	—	16,037	16,037
Less imputed interest	(440,205)	(1,061,370)	(1,501,575)
Total	$1,297,980	$2,134,788	$3,432,768
We entered into agreements with various landlords primarily to lease data center spaces and ground leases which have not yet commenced as of September 30, 2021. These leases will commence between year 2021 and 2023, with lease terms of 8 to 30 years and total lease commitments of approximately $387.1 million.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
10.    Debt Facilities
Mortgage and Loans Payable
As of September 30, 2021 and December 31, 2020, our mortgage and loans payable consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Term loans	$555,720	$1,292,067
Mortgage payable and loans payable	71,358	78,903
	627,078	1,370,970
Less amount representing unamortized debt discount and debt issuance cost	(452)	(3,288)
Add amount representing unamortized mortgage premium	1,678	1,861
	628,304	1,369,543
Less current portion	(67,571)	(82,289)
Total	$560,733	$1,287,254
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
On May 17, 2021, using a portion of the net cash proceeds from the 2026 Notes, 2028 Notes, 2031 Notes, and 2052 Notes as described below, we repaid our outstanding term loans in Swedish Krona and Japanese Yen under our Term Loan Facility for $285.4 million and $374.5 million in U.S. Dollars, respectively, at the exchange rates in effect on May 17, 2021. As of September 30, 2021 and December 31, 2020, the total amounts outstanding under the Term Loan Facility, net of debt issuance costs, were $555.3 million and $1.3 billion, respectively.
As of September 30, 2021, we had 38 irrevocable letters of credit totaling $69.6 million issued and outstanding under the Revolving Facility, with approximately $1.9 billion remaining available to borrow under the Revolving Facility.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Senior Notes
As of September 30, 2021 and December 31, 2020, our senior notes consisted of the following (in thousands):

	September 30, 2021		December 31, 2020
	Amount	Effective Rate	Amount	Effective Rate
5.000% Infomart Senior Notes	$—	—%	$150,000	4.51%
2.625% Senior Notes due 2024	1,000,000	2.79%	1,000,000	2.79%
1.250% Senior Notes due 2025	500,000	1.46%	500,000	1.46%
1.000% Senior Notes Due 2025	700,000	1.18%	700,000	1.18%
2.900% Senior Notes due 2026	600,000	3.04%	600,000	3.04%
2.875% Euro Senior Notes due 2026	—	—%	611,050	3.04%
1.450% Senior Notes due 2026	700,000	1.64%	—	—%
0.250% Euro Senior Notes due 2027	578,500	0.45%	—	—%
1.800% Senior Notes due 2027	500,000	1.96%	500,000	1.96%
5.375% Senior Notes due 2027	—	—%	1,250,000	5.51%
1.550% Senior Notes due 2028	650,000	1.67%	650,000	1.67%
2.000% Senior Notes due 2028	400,000	2.21%	—	—%
3.200% Senior Notes due 2029	1,200,000	3.30%	1,200,000	3.30%
2.150% Senior Notes due 2030	1,100,000	2.27%	1,100,000	2.27%
2.500% Senior Notes due 2031	1,000,000	2.65%	—	—%
1.000% Euro Senior Notes due 2033	694,200	1.18%	—	—%
3.000% Senior Notes due 2050	500,000	3.09%	500,000	3.09%
2.950% Senior Notes due 2051	500,000	3.00%	500,000	3.00%
3.400% Senior Notes due 2052	500,000	3.50%	—	—%
	11,122,700		9,261,050
Less amount representing unamortized debt issuance cost	(122,031)		(92,773)
Add amount representing unamortized debt premium	—		186
	11,000,669		9,168,463
Less current portion	—		(150,186)
Total	$11,000,669		$9,018,277

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
Maturities of Debt Instruments
The following table sets forth maturities of our debt, including mortgage and loans payable, and senior notes, gross of debt issuance costs, debt discounts and debt premiums, as of September 30, 2021 (in thousands):

Years ending:
2021 (3 months remaining)	$10,563
2022	580,889
2023	6,730
2024	1,006,278
2025	1,204,632
Thereafter	8,942,364
Total	$11,751,456

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Fair Value of Debt Instruments
The following table sets forth the estimated fair values of our mortgage and loans payable and senior notes, including current maturities, as of (in thousands):

	September 30, 2021	December 31, 2020
Mortgage and loans payable	$631,390	$1,379,129
Senior notes	11,235,382	9,705,486
The fair values of the mortgage and loans payable, which are not publicly traded, were estimated by considering our credit rating, current rates available to us for debt of the same remaining maturities and terms of the debt (Level 2). The fair value of the senior notes, which are traded in the public debt market, was based on quoted market prices (Level 1).
Interest Charges
The following table sets forth total interest costs incurred, and total interest costs capitalized for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense	$78,943	$99,736	$255,855	$315,554
Interest capitalized	6,426	7,091	19,217	20,002
Interest charges incurred	$85,369	$106,827	$275,072	$335,556
Total interest paid in cash, net of capitalized interest, during the three months ended September 30, 2021 and 2020 was $80.0 million and $108.1 million, respectively. Total interest paid in cash, net of capitalized interest, during the nine months ended September 30, 2021 and 2020 was $296.9 million and $346.7 million, respectively.
11. Commitments and Contingencies
Purchase and Other Commitments
As a result of our various IBX data center expansion projects, as of September 30, 2021, we were contractually committed for approximately $1.0 billion of unaccrued capital expenditures, primarily for IBX infrastructure equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to our customers for installation. We also had numerous other, non-capital purchase commitments in place as of September 30, 2021, such as commitments to purchase power in select locations through the remainder of 2021 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2021 and thereafter. Such other miscellaneous purchase commitments totaled approximately $1.2 billion as of September 30, 2021. For further information on equity contribution commitments and lease commitments, see Note 6 and Note 9, respectively, above.
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
Indemnification and Guarantor Arrangements
As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that could limit our exposure and enable us to recover a portion of any future amounts paid. As a result of our insurance policy that could limit our exposure and enable us to recover some or all of amounts paid, our estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of September 30, 2021.
We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our offerings. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, our estimated fair value of these agreements is minimal. We have no liabilities recorded for these agreements as of September 30, 2021.
We enter into arrangements with our business partners, whereby the business partner agrees to provide services as a subcontractor for our installations. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that could enable us to recover a portion of any amounts paid. We have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, our estimated fair value of these agreements is minimal. We have no liabilities recorded for these agreements as of September 30, 2021.
We have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage in our IBX data centers, whether or not within our control, could result in service level commitments to these customers. Our liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results. We generally have the ability to determine such service level credits prior to the associated revenue being recognized. We do not have significant liabilities in connection with service level credits as of September 30, 2021.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Concurrent with the closing of the EMEA 2 Joint Venture, the EMEA 2 Joint Venture entered into credit facility agreements with a group of lenders under which it could borrow up to approximately $1.5 billion in total at the exchange rate in effect on September 30, 2021, with such facilities maturing in 2025 and 2026. In connection with our 20% equity investment in the EMEA 2 Joint Venture, we provided the lenders with guarantees covering 20% of all payments of principal and interest due and payable by the EMEA 2 Joint Venture under these credit facilities, up to a limit of $315.9 million in total at the exchange rate in effect on September 30, 2021. As of September 30, 2021, the maximum potential amount of our future payments under these guarantees was approximately $30.4 million, at the exchange rates in effect on that date. Our estimated fair value of these guarantees is minimal as the likelihood of making a payout under the guarantees is low.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
12.    Stockholders' Equity
Stockholders' Equity Rollforward
The following tables provide a rollforward of our stockholders' equity for the three and nine months ended September 30, 2021 and 2020 (in thousands, except share and per share data):

							AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	89,462,304	$89	(328,052)	$(122,118)	$15,028,357	$(5,119,274)	$(913,368)	$1,760,302	$10,633,988	$130	$10,634,118
Net income (loss)	—	—	—	—	—	—	—	156,362	156,362	(288)	156,074
Other comprehensive loss	—	—	—	—	—	—	(95,480)	—	(95,480)	(1)	(95,481)
Issuance of common stock and release of treasury stock for employee equity awards	428,618	1	11,640	4,332	35,701	—	—	—	40,034	—	40,034
Dividend distribution on common stock, $2.87 per share	—	—	—	—	—	(256,321)	—	—	(256,321)	—	(256,321)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(437)	—	—	(437)	—	(437)
Accrued dividends on unvested equity awards	—	—	—	—	—	(3,661)	—	—	(3,661)	—	(3,661)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	102,349	—	—	—	102,349	—	102,349
Balance as of March 31, 2021	89,890,922	90	(316,412)	(117,786)	15,166,407	(5,379,693)	(1,008,848)	1,916,664	10,576,834	(159)	10,576,675
Net income	—	—	—	—	—	—	—	68,339	68,339	148	68,487
Other comprehensive income	—	—	—	—	—	—	67,734	—	67,734	11	67,745
Issuance of common stock and release of treasury stock for employee equity awards	36,674	—	1,389	516	(516)	—	—	—	—	—	—
Issuance of common stock under ATM Program	137,604	—	—	—	99,599	—	—	—	99,599	—	99,599
Dividend distribution on common stock, $2.87 per share	—	—	—	—	—	(257,199)	—	—	(257,199)	—	(257,199)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(55)	—	—	(55)	—	(55)
Accrued dividends on unvested equity awards	—	—	—	—	—	(4,016)	—	—	(4,016)	—	(4,016)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	95,236	—	—	—	95,236	—	95,236
Balance as of June 30, 2021	90,065,200	90	(315,023)	(117,270)	15,360,726	(5,640,963)	(941,114)	1,985,003	10,646,472	—	10,646,472
Net income	—	—	—	—	—	—	—	152,216	152,216	(190)	152,026
Other comprehensive loss	—	—	—	—	—	—	(100,647)	—	(100,647)	—	(100,647)
Issuance of common stock and release of treasury stock for employee equity awards	278,731	—	12,292	4,574	33,021	—	—	—	37,595	—	37,595

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

							AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends
	Shares	Amount	Shares	Amount
Dividend distribution on common stock, $2.87 per share	—	—	—	—	—	(257,769)	—	—	(257,769)	—	(257,769)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(299)	—	—	(299)	—	(299)
Accrued dividends on unvested equity awards	—	—	—	—	—	(3,906)	—	—	(3,906)	—	(3,906)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	95,101	—	—	—	95,101	—	95,101
Balance as of September 30, 2021	90,343,931	$90	(302,731)	$(112,696)	$15,488,848	$(5,902,937)	$(1,041,761)	$2,137,219	$10,568,763	$(190)	$10,568,573

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

					Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling interests	Total Stockholders' Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	85,700,953	$86	(392,567)	$(144,256)	$12,696,433	$(4,168,469)	$(934,613)	$1,391,425	$8,840,606	$(224)	$8,840,382
Adjustment from adoption of new accounting standard update	—	—	—	—	—	—	—	(900)	(900)	—	(900)
Net income	—	—	—	—	—	—	—	118,792	118,792	165	118,957
Other comprehensive loss	—	—	—	—	—	—	(272,056)	—	(272,056)	(11)	(272,067)
Issuance of common stock and release of treasury stock for employee equity awards	405,550	—	50,594	16,958	13,432	—	—	—	30,390	—	30,390
Issuance of common stock under ATM Program	162,530	—	—	—	101,791	—	—	—	101,791	—	101,791
Dividend distribution on common stock, $2.66 per share	—	—	—	—	—	(227,387)	—	—	(227,387)	—	(227,387)
Settlement of accrued dividends on vested equity awards	—	—	—	—	109	(403)	—	—	(294)	—	(294)
Accrued dividends on unvested equity awards	—	—	—	—	—	(3,268)	—	—	(3,268)	—	(3,268)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	81,690	—	—	—	81,690	—	81,690
Balance as of March 31, 2020	86,269,033	86	(341,973)	(127,298)	12,893,455	(4,399,527)	(1,206,669)	1,509,317	8,669,364	(70)	8,669,294
Net income	—	—	—	—	—	—	—	133,304	133,304	46	133,350
Other comprehensive income	—	—	—	—	—	—	66,378	—	66,378	2	66,380
Issuance of common stock and release of treasury stock for employee equity awards	34,146	—	688	256	(256)	—	—	—	—	—	—
Issuance of common stock for equity offering	2,587,500	3	—	—	1,683,103	—	—	—	1,683,106	—	1,683,106
Dividend distribution on common stock, $2.66 per share	—	—	—	—	—	(235,334)	—	—	(235,334)	—	(235,334)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(44)	—	—	(44)	—	(44)
Accrued dividends on unvested equity awards	—	—	—	—	—	(4,136)	—	—	(4,136)	—	(4,136)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	75,642	—	—	—	75,642	—	75,642
Balance as of June 30, 2020	88,890,679	89	(341,285)	(127,042)	14,651,944	(4,639,041)	(1,140,291)	1,642,621	10,388,280	(22)	10,388,258
Net income	—	—	—	—	—	—	—	66,687	66,687	144	66,831
Other comprehensive loss	—	—	—	—	—	—	38,490	—	38,490	30	38,520
Issuance of common stock and release of treasury stock for employee equity awards	287,635	—	11,705	4,356	27,372	—	—	—	31,728	—	31,728
Issuance of common stock under ATM Program	252,982	—	—	—	196,477	—	—	—	196,477	—	196,477

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

					Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling interests	Total Stockholders' Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Dividend distribution on common stock, $2.66 per share	—	—	—	—	—	(236,538)	—	—	(236,538)	—	(236,538)
Settlement of accrued dividends on vested equity awards	—	—	—	—	81	(275)	—	—	(194)	—	(194)
Accrued dividends on unvested equity awards	—	—	—	—	—	(3,764)	—	—	(3,764)	—	(3,764)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	74,648	—	—	—	74,648	—	74,648
Balance as of September 30, 2020	89,431,296	$89	(329,580)	$(122,686)	$14,950,522	$(4,879,618)	$(1,101,801)	$1,709,308	$10,555,814	$152	$10,555,966

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by components are as follows (in thousands):

	Balance as of December 31, 2020	Net Change	Balance as of September 30, 2021
Foreign currency translation adjustment ("CTA") gain (loss)	$(508,415)	$(444,701)	$(953,116)
Unrealized gain (loss) on cash flow hedges (1)	(67,152)	52,048	(15,104)
Net investment hedge CTA gain (loss) (1)	(336,934)	264,219	(72,715)
Net actuarial gain (loss) on defined benefit plans (2)	(867)	41	(826)
Accumulated other comprehensive loss attributable to Equinix	$(913,368)	$(128,393)	$(1,041,761)

(1)Refer to Note 7 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income.
(2)We have two defined benefit pension plans covering all employees in two countries where such plan is mandated by law.
Changes in foreign currencies can have a significant impact to our condensed consolidated balance sheets (as evidenced above in our foreign currency translation loss), as well as our consolidated results of operations, as amounts in foreign currencies are generally translated into more U.S. Dollars when the U.S. Dollar weakens or fewer U.S. Dollars when the U.S. Dollar strengthens. As of September 30, 2021, the U.S. Dollar was generally stronger relative to certain of the currencies of the foreign countries in which we operate as compared to December 31, 2020. Because of this, the U.S. Dollar had an overall unfavorable impact on our condensed consolidated financial position because the foreign denominations translated into fewer U.S. Dollars as evidenced by an increase in foreign currency translation loss for the nine months ended September 30, 2021 as reflected in the condensed consolidated statements of comprehensive income (loss). The volatility of the U.S. Dollar as compared to the other currencies in which we operate could have a significant impact on our condensed consolidated financial position and results of operations including the amount of revenue that we report in future periods.
Common Stock
In October 2020, we established an ATM program, under which we may, from time to time, offer and sell up to an aggregate of $1.5 billion of our common stock to or through sales agents in "at the market" transactions (the "2020 ATM Program"). For the three months ended September 30, 2021, we did not sell any shares under the 2020 ATM Program. For the nine months ended September 30, 2021, we sold 137,604 shares under the 2020 ATM Program, for approximately $99.6 million, net of payment of commissions to sales agents and other offering expenses. As of September 30, 2021, we had $1.4 billion available for sale under the 2020 ATM Program. For the three and nine months ended September 30, 2020, we sold 252,982 shares and 415,512 shares respectively, under our prior ATM program, for approximately $196.5 million and $298.3 million, respectively, net of payment of commissions to sales agents and other offering expenses.
In May 2020, we issued and sold 2,587,500 shares of common stock in a public offering pursuant to a registration statement and a related prospectus and prospectus supplement. We received net proceeds of approximately $1.7 billion, net of underwriting discounts, commissions and offering expenses.
Stock-Based Compensation
For the nine months ended September 30, 2021, the Compensation Committee and/or the Stock Award Committee of our Board of Directors, as the case may be, approved the issuance of an aggregate of 735,818 shares of restricted stock units ("RSUs") to certain employees, including executive officers. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $671.89 per share and a weighted-average requisite service period of 3.60 years. The valuation of RSUs with only a service condition or a service and performance condition require no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of our stock price on the date of grant. We use revenues and adjusted

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
funds from operations ("AFFO") per share as the performance measurements in the RSUs with both service and performance conditions that were granted in the nine months ended September 30, 2021.
We use a Monte Carlo simulation option-pricing model to determine the fair value of RSUs with a service and market condition. We used total shareholder return ("TSR") as the performance measurement in the RSUs with a service and market condition that were granted in the nine months ended September 30, 2021. There were no significant changes in the assumptions used to determine the fair value of RSUs with a service and market condition that were granted in 2021 compared to the prior year.
The following table presents, by operating expense category, our stock-based compensation expense recognized in our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$9,713	$7,856	$28,188	$24,854
Sales and marketing	20,565	17,630	59,047	54,390
General and administrative	64,432	49,762	180,160	152,414
Total	$94,710	$75,248	$267,395	$231,658
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following tables present revenue information disaggregated by product lines and geographic areas, (in thousands):

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$504,711	$400,395	$259,092	$1,164,198	$1,489,829	$1,187,373	$773,223	$3,450,425
Interconnection	168,511	65,809	56,789	291,109	501,016	192,717	164,869	858,602
Managed infrastructure	43,313	31,445	21,572	96,330	122,532	94,732	66,415	283,679
Other (1)	4,757	5,639	1,583	11,979	7,246	14,367	2,692	24,305
Recurring revenues	721,292	503,288	339,036	1,563,616	2,120,623	1,489,189	1,007,199	4,617,011
Non-recurring revenues	41,761	41,939	27,860	111,560	119,013	112,684	80,451	312,148
Total	$763,053	$545,227	$366,896	$1,675,176	$2,239,636	$1,601,873	$1,087,650	$4,929,159

(1) Includes some leasing and hedging activities.

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$450,030	$391,773	$236,762	$1,078,565	$1,348,482	$1,135,247	$686,658	$3,170,387
Interconnection	156,677	55,700	48,565	260,942	460,993	155,145	136,376	752,514
Managed infrastructure	28,954	30,690	22,614	82,258	83,372	89,839	66,588	239,799
Other (1)	3,911	5,581	815	10,307	14,212	14,177	815	29,204
Recurring revenues	639,572	483,744	308,756	1,432,072	1,907,059	1,394,408	890,437	4,191,904
Non-recurring revenues	32,760	34,339	20,596	87,695	88,597	90,674	63,255	242,526
Total	$672,332	$518,083	$329,352	$1,519,767	$1,995,656	$1,485,082	$953,692	$4,434,430

(1) Includes some leasing and hedging activities.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
No single customer accounted for 10% or greater of our accounts receivable or revenues for the three and nine months ended September 30, 2021 and 2020. There is no country outside of the U.S. from which we derived revenues that exceeded 10% of our total revenues for the three and nine months ended September 30, 2021 and 2020.
We define adjusted EBITDA as income from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain or loss on asset sales as presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Adjusted EBITDA:
Americas	$321,768	$290,550	$992,184	$886,270
EMEA	267,553	263,216	773,642	736,971
Asia-Pacific	196,977	183,479	590,981	518,255
Total adjusted EBITDA	786,298	737,245	2,356,807	2,141,496
Depreciation, amortization and accretion expense	(419,684)	(362,286)	(1,231,760)	(1,048,151)
Stock-based compensation expense	(94,710)	(75,248)	(267,395)	(231,658)
Impairment charges	—	(7,306)	—	(7,306)
Transaction costs	(5,197)	(5,840)	(13,364)	(30,987)
Gain on asset sales	15,414	1,785	14,149	928
Income from operations	$282,121	$288,350	$858,437	$824,322
 We also provide the following additional segment disclosures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation and amortization:
Americas	$218,749	$182,537	$644,316	$534,545
EMEA	114,494	100,861	340,435	286,247
Asia-Pacific	85,688	77,290	245,438	224,358
Total	$418,931	$360,688	$1,230,189	$1,045,150
Capital expenditures:
Americas	$246,497	$237,737	$702,013	$604,051
EMEA	277,124	249,310	765,342	568,702
Asia-Pacific	154,656	78,238	466,752	275,421
Total	$678,277	$565,285	$1,934,107	$1,448,174

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Our long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, located in the following geographic areas as of (in thousands):

	September 30, 2021	December 31, 2020
Americas	$6,703,449	$6,429,861
EMEA	5,117,439	5,002,271
Asia-Pacific	3,486,161	3,070,952
Total property, plant and equipment, net	$15,307,049	$14,503,084

Americas	$313,589	$363,515
EMEA	478,418	547,547
Asia-Pacific	533,865	563,995
Total operating lease right-of-use assets	$1,325,872	$1,475,057
14.    Subsequent Events
Declaration of dividends
On November 3, 2021, we declared a quarterly cash dividend of $2.87 per share, which is payable on December 15, 2021 to our common stockholders of record as of the close of business on November 17, 2021.
Asia-Pacific 2 Joint Venture
On October 15, 2021, we entered into an agreement to form a joint venture in the form of a limited liability partnership with PGIM, to develop and operate xScale data centers in Asia-Pacific (the "Asia-Pacific 2 Joint Venture"). Upon closing, PGIM will contribute cash in exchange for an 80% partnership interest in the Asia-Pacific 2 Joint Venture. We will sell our SY9 data center site to the Asia-Pacific 2 Joint Venture in exchange for a 20% partnership interest in the Asia-Pacific 2 Joint Venture and cash proceeds. The transaction is expected to close in the fourth quarter of 2021, pending regulatory approval and other closing conditions. The assets and liabilities of the SY9 data center were classified as held for sale as of September 30, 2021 (see Note 5 above).
Close of SP5 Sale
On October 14, 2021, we completed the sale of our SP5 data center to the EMEA 2 Joint Venture for cash proceeds of approximately R$187.8 million, or $34.1 million at the exchange rate in effect on that date. The assets and liabilities of the SP5 data center were classified as held for sale as of September 30, 2021 (see Note 5 above).

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
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Contractual Obligations and Off-Balance-Sheet Arrangements
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
Overview
We provide a global, vendor-neutral data center, interconnection and edge services platform with offerings that aim to enable our customers to reach everywhere, interconnect everyone and integrate everything. Global enterprises, service providers and business ecosystems of industry partners rely on our IBX data centers and expertise around the world for the safe housing of their critical IT equipment and to protect and connect the world's most valued information assets. They also look to Platform Equinix® for the ability to directly and securely interconnect to the networks, clouds and content that enable today's information-driven global digital economy. Our recent IBX data center openings and acquisitions, as well as xScaleTM data center investments, have expanded our total global footprint to 237 IBXs, including seven xScale data centers and the MC1 data center that are held in unconsolidated joint ventures, across 65 markets around the world. We offer the following solutions:

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
Historically, our market was served by large telecommunications carriers who bundled their products and services with their colocation offerings. The data center market landscape has evolved to include private and vendor-neutral multitenant data center ("MTDC") providers, hyperscale cloud providers, managed infrastructure and application hosting providers, and systems integrators. It is estimated that Equinix is one of more than 1,200 companies that provide MTDC offerings around the world. Each of these data center solutions providers can bundle various colocation, interconnection and network offerings and outsourced IT infrastructure solutions. We are able to offer our customers a global platform that reaches 27 countries with the industry’s largest and most active ecosystem of partners in our sites, proven operational reliability, improved application performance and a highly scalable set of offerings.
The cabinet utilization rate represents the percentage of cabinet space billed versus total cabinet capacity, which is used to measure how efficiently we are managing our cabinet capacity. Our cabinet utilization rate varies from market to market among our IBX data centers across our Americas, EMEA and Asia-Pacific regions. Our cabinet utilization rates were approximately 79% as of September 30, 2021 and 2020. Excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our cabinet utilization rate would have increased to approximately 81% as of September 30, 2021. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, results of operations and cash flows.
To serve the needs of the growing hyperscale data center market, including the world's largest cloud service providers, we have entered into joint ventures to develop and operate xScale data centers. In the past two years, we closed our EMEA 1 Joint Venture, Asia-Pacific 1 Joint Venture and EMEA 2 Joint Venture in the form of limited liability partnerships with GIC, Singapore's sovereign wealth fund ("GIC"). In October 2021, we entered into an agreement to form an additional joint venture in the form of a limited liability partnership with PGIM Real Estate, to further expand our xScale data center portfolio in Asia-Pacific (the "Asia-Pacific 2 Joint Venture").

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
Revenue:
Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length and thereafter, automatically renew in one-year increments. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during the past three years, more than 80% of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. Our largest customer accounted for approximately 3% of our recurring revenues for both the three and nine months ended September 30, 2021 and 2020. Our 50 largest customers accounted for approximately 39% of our recurring revenues for the three and nine months ended September 30, 2021 and 41% and 39%, respectively, of our recurring revenues for the three and nine months ended September 30, 2020.
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

Operating Expenses:
Cost of Revenues. The largest components of our cost of revenues are depreciation, rental payments related to our leased IBX data centers, utility costs, including electricity, bandwidth access, IBX data center employees' salaries and benefits, including stock-based compensation, repairs and maintenance, supplies and equipment and security. A majority of our cost of revenues is fixed in nature and should not vary significantly from period to period, unless we expand our existing IBX data centers or open or acquire new IBX data centers. However, there are certain costs that are considered more variable in nature, including utilities and supplies that are directly related to growth in our existing and new customer base. We expect the cost of our utilities, specifically electricity, will generally increase in the future on a per-unit or fixed basis, in addition to the variable increase related to the growth in consumption by our customers. In addition, the cost of electricity is generally higher in the summer months, as compared to other times of the year. Our costs of electricity may also increase as a result of the physical effects of climate change, increased regulations driving alternative electricity generation due to environmental considerations or as a result of our election to use renewable energy sources. To the extent we incur increased utility costs, such increased costs could materially impact our financial condition, results of operations and cash flows.
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
Taxation as a REIT
We elected to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with our 2015 taxable year. As of September 30, 2021, our REIT structure included all of our data center operations in the U.S., Canada (with the exception of two data centers), Mexico, Japan, Singapore and the majority of our data centers in EMEA. Our data center operations in other jurisdictions are operated as taxable REIT subsidiaries ("TRSs"). We included our share of the assets in the EMEA and Asia-Pacific Joint Ventures in our REIT structure.
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

On each of March 17, 2021, June 16, 2021 and September 22, 2021 we paid a quarterly cash dividend of $2.87 per share. On November 3, 2021, we declared a quarterly cash dividend of $2.87 per share, payable on December 15, 2021, to our common stockholders of record as of the close of business on November 17, 2021. We expect the amount of all of our 2021 quarterly distributions and other applicable distributions to equal or exceed our REIT taxable income to be recognized in 2021.
The Impact of the Ongoing COVID-19 Pandemic on Our Results and Operations
We have continued to closely monitor the impact of the COVID-19 pandemic on our people and business. We have announced a phased plan for return-to-office for non-IBX attached sites and have begun phased re-openings of most of our offices to non-IBX employees on a voluntary basis in accordance with guidance provided by government agencies. Non-essential business travel remains limited. While we continue to host virtual events, we have also resumed certain in-person events as local travel restrictions allow.

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
•In May, we issued $2.6 billion in Senior Notes due 2026, 2028, 2031 and 2052. Using a portion of the proceeds, we repaid approximately $659.9 million of term loans and redeemed all of our outstanding $1.25 billion 5.375% Senior Notes due 2027. See Note 10 within the Condensed Consolidated Financial Statements.
•In May, we sold 137,604 shares under our 2020 "at-the-market" stock offering program (the "2020 ATM Program") for approximately $99.6 million in proceeds, net of payment of commissions to sales agents and other offering expenses. See Note 12 within the Condensed Consolidated Financial Statements.
•In June, we entered into an agreement to form another joint venture in the form of a limited liability partnership with GIC, to develop and operate additional xScaleTM data centers in Europe and the Americas (the “EMEA 2 Joint Venture”). The transaction is structured to close in phases over the course of two years, pending regulatory approval and other closing conditions. Upon closing of the first phase of the transaction in September 2021, GIC contributed cash in exchange for an 80% partnership interest in the EMEA 2 Joint Venture and we sold certain data center sites and facilities located in Frankfurt, Helsinki, Madrid, Milan and Paris in exchange for a total consideration of $144.0 million. See Note 5 within the Condensed Consolidated Financial Statements.
•In September, we completed the acquisition of two data centers in Mumbai, India from GPX Global Systems, Inc. ("GPX India") for a total purchase consideration of approximately $170.5 million. See Note 4 within the Condensed Consolidated Financial Statements.
•In October 2021, we entered into an agreement to form a joint venture in the form of a limited liability partnership with PGIM Real Estate ("PGIM"), to develop and operate xScale data centers in Asia-Pacific (the "Asia-Pacific 2 Joint Venture"). Upon closing, PGIM will contribute cash in exchange for an 80% partnership interest in the Asia-Pacific 2 Joint Venture. We agreed to sell the Sydney 9 ("SY9") data center site in exchange for a 20% partnership interest in the Asia-Pacific 2 Joint Venture and cash proceeds. The assets and liabilities of the SY9 data center, which are currently included within our Asia-Pacific region, were classified as held for sale as of September 30, 2021. See Note 5 within the Condensed Consolidated Financial Statements.

Results of Operations
Our results of operations for the three and nine months ended September 30, 2021 include the results of operations from two data centers acquired from GPX India from September 1, 2021, 12 data center sites acquired from Bell across Canada from October 1, 2020 and one additional data center acquired from Bell from November 2, 2020. Our results of operations for the three and nine months ended September 30, 2020 include the results of operations from Packet acquired from March 2, 2020 and three data centers in Mexico acquired from Axtel from January 8, 2020.
In order to provide a framework for assessing our performance excluding the impact of foreign currency fluctuations, we supplement the year-over-year actual change in results of operations with comparative changes on a constant currency basis. Presenting constant currency results of operations is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for further discussion.
Three Months Ended September 30, 2021 and 2020
Revenues. Our revenues for the three months ended September 30, 2021 and 2020 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three Months Ended September 30,				$ Change	% Change
	2021	%	2020	%	Actual	Actual	Constant Currency
Americas:
Recurring revenues	$721,292	43%	$639,572	42%	$81,720	13%	12%
Non-recurring revenues	41,761	2%	32,760	2%	9,001	27%	27%
	763,053	45%	672,332	44%	90,721	13%	13%
EMEA:
Recurring revenues	503,288	30%	483,744	32%	19,544	4%	4%
Non-recurring revenues	41,939	3%	34,339	2%	7,600	22%	20%
	545,227	33%	518,083	34%	27,144	5%	5%
Asia-Pacific:
Recurring revenues	339,036	20%	308,756	21%	30,280	10%	10%
Non-recurring revenues	27,860	2%	20,596	1%	7,264	35%	36%
	366,896	22%	329,352	22%	37,544	11%	11%
Total:
Recurring revenues	1,563,616	93%	1,432,072	95%	131,544	9%	9%
Non-recurring revenues	111,560	7%	87,695	5%	23,865	27%	26%
	$1,675,176	100%	$1,519,767	100%	$155,409	10%	10%

Revenues
(dollars in thousands)
Americas Revenues. During the three months ended September 30, 2021, Americas revenue increased by $90.7 million or 13% (and also 13% on a constant currency basis). Growth in Americas revenues was primarily due to:
•approximately $37.8 million of incremental revenues from the Bell acquisition;
•$13.1 million of incremental revenues generated from our IBX data center expansions;
•higher non-recurring revenues, primarily due to increases in Equinix Infrastructure Service ("EIS") product sales; and
•an increase in orders from both our existing customers and new customers during the period.
EMEA Revenues. During the three months ended September 30, 2021, EMEA revenue increased by $27.1 million or 5% (and also 5% on a constant currency basis). Growth in EMEA revenues was primarily due to:
•approximately $15.0 million of incremental revenues generated from our IBX data center expansions;
•$6.5 million of incremental revenues from services provided to our joint ventures; and
•an increase in orders from both our existing customers and new customers during the period.
The increase was partially offset by a net decrease of $14.3 million of realized cash flow hedge gains from foreign currency forward contracts.
Asia-Pacific Revenues. During the three months ended September 30, 2021, Asia-Pacific revenue increased by $37.5 million or 11% (and also 11% on a constant currency basis). Growth in Asia-Pacific revenue was primarily due to:
•approximately $26.0 million of incremental revenues generated from our IBX data center expansions;
•$4.0 million of incremental revenues from services provided to the Asia-Pacific 1 Joint Venture; and
•higher non-recurring revenues, primarily due to increases in EIS product sales.

Cost of Revenues. Our cost of revenues for the three months ended September 30, 2021 and 2020 by geographic regions was as follows (dollars in thousands):

	Three Months Ended September 30,				$ Change	% Change
	2021	%	2020	%	Actual	Actual	Constant Currency
Americas	$376,145	42%	$307,594	40%	$68,551	22%	21%
EMEA	306,726	35%	278,577	36%	28,149	10%	10%
Asia-Pacific	202,779	23%	181,808	24%	20,971	12%	12%
Total	$885,650	100%	$767,979	100%	$117,671	15%	15%
Cost of Revenues
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the three months ended September 30, 2021, Americas cost of revenues increased by $68.6 million or 22% (21% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:
•approximately $33.2 million of incremental cost of revenues from the Bell Acquisition;
•$9.6 million of higher depreciation driven by IBX data center expansions;
•$7.0 million of higher utilities costs, primarily driven by increases in prices and higher utility usage and IBX data center expansions;
•$4.8 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth;
•$4.6 million of higher costs related to increased EIS product revenues; and
•$4.3 million of higher repairs and maintenance expense primarily driven by IBX data center expansions.
EMEA Cost of Revenues. During the three months ended September 30, 2021, EMEA cost of revenues increased by $28.1 million or 10% (and also 10% on a constant currency basis). The increase in our EMEA cost of revenues was primarily due to:
•$11.8 million of higher depreciation expenses driven by IBX data center expansions in the Netherlands, Switzerland, and the United Kingdom ("UK");
•$6.0 million of higher utilities costs, primarily driven by increases in prices and higher utility usage in France and Finland and IBX data center expansions;
•$5.8 million of higher costs related to EIS product revenues; and
•$4.3 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.

This increase was partially offset by a net increase of $5.8 million of realized cash flow hedge gains from foreign currency forward contracts.
Asia-Pacific Cost of Revenues. During the three months ended September 30, 2021, Asia-Pacific cost of revenues increased by $21.0 million or 12% (and also 12% on a constant currency basis). The increase in our Asia-Pacific cost of revenues was primarily due to:
•$8.1 million of higher depreciation expense, primarily from IBX data center expansions in Japan and Hong Kong;
•$3.7 million of higher costs related to increased EIS product revenues; and
•higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
We expect cost of revenues to increase across all three regions in line with the growth of our business, including from the impact of acquisitions.
Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended September 30, 2021 and 2020 by geographic regions were as follows (dollars in thousands):

	Three Months Ended September 30,				$ Change	% Change
	2021	%	2020	%	Actual	Actual	Constant Currency
Americas	$118,023	65%	$111,727	65%	$6,296	6%	5%
EMEA	40,612	22%	37,175	22%	3,437	9%	9%
Asia-Pacific	24,362	13%	23,825	13%	537	2%	2%
Total	$182,997	100%	$172,727	100%	$10,270	6%	6%
Sales and Marketing Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. During the three months ended September 30, 2021, Americas sales and marketing expenses increased by $6.3 million or 6% (5% on a constant currency basis). The increase was primarily due to higher compensation costs attributable to headcount growth, including sales compensation, salaries and stock-based compensation.
EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expense did not materially change during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expense did not materially change during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

We anticipate that we will continue to invest in sales and marketing initiatives across our three regions in line with the growth of our business. We also expect travel and entertainment expenses to increase as travel restrictions that were imposed in response to the COVID-19 pandemic are eased. We expect our Americas sales and marketing expenses as a percentage of revenues to continue to be higher than those of our other regions since certain global sales and marketing functions are located within the U.S.
General and Administrative Expenses. Our general and administrative expenses for the three months ended September 30, 2021 and 2020 by geographic regions were as follows (dollars in thousands):

	Three Months Ended September 30,				$ Change	% Change
	2021	%	2020	%	Actual	Actual	Constant Currency
Americas	$236,718	71%	$200,404	72%	$36,314	18%	18%
EMEA	60,384	18%	53,150	19%	7,234	14%	12%
Asia-Pacific	37,523	11%	25,796	9%	11,727	45%	44%
Total	$334,625	100%	$279,350	100%	$55,275	20%	19%
 General and Administrative Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the three months ended September 30, 2021, Americas general and administrative expenses increased by $36.3 million or 18% (and also 18% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily due to:
•$24.3 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to additional compensation expenses incurred related to headcount growth including that from our recent acquisitions; and
•$11.6 million of higher depreciation expenses associated with systems to support the integration of recent acquisitions and the growth of our business.
EMEA General and Administrative Expenses. During the three months ended September 30, 2021, EMEA general and administrative expenses increased by $7.2 million or 14% (12% on a constant currency basis). The increase in our EMEA general and administrative expenses was primarily due to $9.8 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
This increase was partially offset by lower consulting costs and a net increase of realized cash flow hedge gains from foreign currency forward contracts.

Asia-Pacific General and Administrative Expenses. During the three months ended September 30, 2021, Asia-Pacific general and administrative expenses increased by $11.7 million or 45% (44% on a constant currency basis). The increase in our Asia-Pacific general and administrative expenses was primarily due to:
•$7.7 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth; and
•higher overall general and administrative expenses to support our business growth, including higher rent and facility costs for our offices in Japan.
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
Transaction Costs. During the three months ended September 30, 2021, we recorded transaction costs of $5.2 million, primarily related to costs incurred in connection with the formation of new joint ventures, see Notes 5 and 6 within the Condensed Consolidated Financial Statements. During the three months ended September 30, 2020, we recorded transaction costs of $5.8 million, primarily related to costs incurred in connection with the acquisition of Bell data centers in the Americas region and the acquisition of GPX India in the Asia-Pacific region.
Impairment Charge. During the three months ended September 30, 2021, we did not record any impairment charges. During the three months ended September 30, 2020, we recorded an impairment charge of $7.3 million in the Asia-Pacific region as a result of the fair value adjustment of the Asia-Pacific 1 Joint Venture xScale data center assets, which were classified as a held for sale asset as of September 30, 2020.
Gain or Loss on Asset Sales. During the three months ended September 30, 2021, we recorded a gain of $15.4 million primarily related to the sale of the Dublin 5 ("DB5") data center. During the three months ended September 30, 2020, we did not record a significant amount of gain on asset sales.
Income from Operations. Our income from operations for the three months ended September 30, 2021 and 2020 by geographic regions was as follows (dollars in thousands):

	Three Months Ended September 30,				$ Change	% Change
	2021	%	2020	%	Actual	Actual	Constant Currency
Americas	$26,520	9%	$50,657	18%	$(24,137)	(48)%	(48)%
EMEA	153,424	55%	148,992	51%	4,432	3%	5%
Asia-Pacific	102,177	36%	88,701	31%	13,476	15%	15%
Total	$282,121	100%	$288,350	100%	$(6,229)	(2)%	(1)%
Americas Income from Operations. During the three months ended September 30, 2021, Americas income from operations decreased by $24.1 million or 48% (and also 48% on a constant currency basis), primarily due to higher operating expenses as a percentage of revenues, including higher depreciation expenses, and an increase in general and administrative expenses primarily driven by higher compensation costs, as well as margin dilution from recent acquisitions and increases in EIS product sales.
EMEA Income from Operations. During the three months ended September 30, 2021, EMEA income from operations increased by $4.4 million or 3% (5% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above.
Asia-Pacific Income from Operations. During the three months ended September 30, 2021, Asia-Pacific income from operations increased by $13.5 million or 15% (and also 15% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above.
Interest Income. During the three months ended September 30, 2021 and 2020, we did not record a significant amount of interest income.

Interest Expense. Interest expense decreased to $78.9 million for the three months ended September 30, 2021 from $99.7 million for the three months ended September 30, 2020, primarily due to interest savings as a result of our recent refinancing activities. During the three months ended September 30, 2021 and 2020, we capitalized $6.4 million and $7.1 million, respectively, of interest expense to construction in progress. See Note 10 within the Condensed Consolidated Financial Statements.
Other Income. During the three months ended September 30, 2021 and 2020, we did not record a significant amount of other income.
Gain or Loss on Debt Extinguishment. We recorded an insignificant amount of gain on debt extinguishment during the three months ended September 30, 2021. We recorded a loss on debt extinguishment of $93.5 million during the three months ended September 30, 2020 due to the redemption of 2.875% Euro Senior Notes due 2024 and 5.875% Senior Notes due 2026.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2021 and 2020, respectively. As such, other than state income taxes and foreign income and withholding taxes, as applicable, no provision for income taxes has been included for our REIT and QRSs in the accompanying condensed consolidated financial statements for the three months ended September 30, 2021 and 2020.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the three months ended September 30, 2021 and 2020.
For the three months ended September 30, 2021 and 2020, we recorded $53.2 million and $29.9 million of income tax expense, respectively. Our effective tax rates were 25.9% and 30.9% for the three months ended September 30, 2021 and 2020, respectively. The decrease in the effective tax rate for the three months ended September 30, 2021 as compared to the same period in 2020 is mainly driven by higher estimated U.S. QRS income that is not subject to U.S. corporate income taxes.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to income or loss from operations. Our adjusted EBITDA for the three months ended September 30, 2021 and 2020 by geographic regions was as follows (dollars in thousands):

	Three Months Ended September 30,				$ Change	% Change
	2021	%	2020	%	Actual	Actual	Constant Currency
Americas	$321,768	41%	$290,550	39%	$31,218	11%	10%
EMEA	267,553	34%	263,216	36%	4,337	2%	2%
Asia-Pacific	196,977	25%	183,479	25%	13,498	7%	7%
Total	$786,298	100%	$737,245	100%	$49,053	7%	6%
Americas Adjusted EBITDA. During the three months ended September 30, 2021, Americas adjusted EBITDA increased by $31.2 million or 11% (10% on a constant currency basis). The increase in our Americas adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above.
EMEA Adjusted EBITDA. During the three months ended September 30, 2021, EMEA adjusted EBITDA increased by $4.3 million or 2% (and also 2% on a constant currency basis). The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above.

Asia-Pacific Adjusted EBITDA. During the three months ended September 30, 2021, Asia-Pacific adjusted EBITDA increased by $13.5 million or 7% (and also 7% on a constant currency basis). The increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above.

Nine Months Ended September 30, 2021 and 2020
Revenues. Our revenues for the nine months ended September 30, 2021 and 2020 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Nine Months Ended September 30,				$ Change	% Change
	2021	%	2020	%	Actual	Actual	Constant Currency (1)
Americas:
Recurring revenues	$2,120,623	44%	$1,907,059	43%	$213,564	11%	11%
Non-recurring revenues	119,013	2%	88,597	3%	30,416	34%	34%
	2,239,636	46%	1,995,656	46%	243,980	12%	12%
EMEA:
Recurring revenues	1,489,189	30%	1,394,408	31%	94,781	7%	6%
Non-recurring revenues	112,684	2%	90,674	2%	22,010	24%	17%
	1,601,873	32%	1,485,082	33%	116,791	8%	7%
Asia-Pacific:
Recurring revenues	1,007,199	20%	890,437	20%	116,762	13%	9%
Non-recurring revenues	80,451	2%	63,255	1%	17,196	27%	25%
	1,087,650	22%	953,692	21%	133,958	14%	10%
Total:
Recurring revenues	4,617,011	94%	4,191,904	94%	425,107	10%	9%
Non-recurring revenues	312,148	6%	242,526	6%	69,622	29%	25%
	$4,929,159	100%	$4,434,430	100%	$494,729	11%	10%

(1)As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.

Revenues
(dollars in thousands)

Americas Revenues. During the nine months ended September 30, 2021, Americas revenue increased by $244.0 million or 12% (and also 12% on a constant currency basis). Growth in Americas revenues was primarily due to:
•approximately $112.7 million of incremental revenues from the Packet and Bell acquisitions;
•$28.2 million of incremental revenues generated from our IBX data center expansions;
•higher non-recurring revenues, primarily due to increases in EIS product sales; and
•an increase in orders from both our existing customers and new customers during the period.
EMEA Revenues. During the nine months ended September 30, 2021, EMEA revenue increased by $116.8 million or 8% (7% on a constant currency basis). Growth in EMEA revenues was primarily due to:
•approximately $49.2 million of incremental revenues generated from our IBX data center expansions;
•$16.8 million of incremental revenues from services provided to our joint ventures; and
•an increase in orders from both our existing customers and new customers during the period.
The increase was partially offset by a net decrease of $84.9 million of realized cash flow hedge gains from foreign currency forward contracts.
Asia-Pacific Revenues. During the nine months ended September 30, 2021, Asia-Pacific revenue increased by $134.0 million or 14% (10% on a constant currency basis). Growth in Asia-Pacific revenue was primarily due to:
•approximately $57.5 million of incremental revenues generated from our IBX data center expansions;
•$18.5 million of incremental revenues from services provided to the Asia-Pacific 1 Joint Venture; and
•an increase in orders from both our existing customers and new customers during the period.

Cost of Revenues. Our cost of revenues for the nine months ended September 30, 2021 and 2020 by geographic regions was as follows (dollars in thousands):

	Nine Months Ended September 30,				$ Change	% Change
	2021	%	2020	%	Actual	Actual	Constant Currency
Americas	$1,073,049	42%	$905,580	40%	$167,469	18%	18%
EMEA	903,558	35%	804,791	36%	98,767	12%	9%
Asia-Pacific	585,380	23%	533,234	24%	52,146	10%	7%
Total	$2,561,987	100%	$2,243,605	100%	$318,382	14%	12%

Cost of Revenues
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the nine months ended September 30, 2021, Americas cost of revenues increased by $167.5 million or 18% (and also 18% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:
•approximately $115.2 million of incremental cost of revenues from the Packet and Bell acquisitions;
•$16.9 million of higher depreciation driven by IBX data center expansions;
•$16.3 million of higher costs related to increased EIS product revenues;
•$8.6 million of higher other cost of sales related to an increase in bandwidth for new vendors and an increase in equipment;
•$7.9 million of higher repairs and maintenance expense driven by IBX data center expansions; and
•$4.5 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
This increase was partially offset by $6.4 million of lower utilities, primarily due to gains from wind farm settlements in Texas and Oklahoma during a period of unexpected weather conditions.
EMEA Cost of Revenues. During the nine months ended September 30, 2021, EMEA cost of revenues increased by $98.8 million or 12% (9% on a constant currency basis). The increase in our EMEA cost of revenues was primarily due to:
•$47.1 million of higher depreciation expenses driven by IBX data center expansions in the Netherlands, Switzerland, Germany and the UK;
•$28.1 million of higher utilities costs driven by increased utility usage to support IBX data center expansions and utility price increases, primarily in Germany, France and the UK;
•$19.0 million of higher costs related to increased EIS product revenues;

•$16.7 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth; and
•$16.4 million of higher rent and facilities costs and repairs and maintenance expense, primarily in the UK, the Netherlands and France.
This increase was partially offset by a net increase of $33.6 million of realized cash flow hedge gains from foreign currency forward contracts and $7.2 million decrease of other third party cost of sales, primarily in the Netherlands and the UK.
Asia-Pacific Cost of Revenues. During the nine months ended September 30, 2021, Asia-Pacific cost of revenues increased by $52.1 million or 10% (7% on a constant currency basis). The increase in our Asia-Pacific cost of revenues was primarily due to:
•$19.9 million of higher depreciation expense, primarily from IBX data center expansions in Hong Kong and Australia;
•$12.1 million of higher costs incurred to support the growth in EIS revenues;
•$6.7 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth;
•$5.7 million of higher utilities primarily driven by increases in prices and higher utility usage in Singapore; and
•$5.4 million of higher repairs and maintenance expense, primarily driven by data center expansions in Australia and Singapore.
We expect cost of revenues to increase across all three regions in line with the growth of our business, including from the impact of acquisitions.

Sales and Marketing Expenses. Our sales and marketing expenses for the nine months ended September 30, 2021 and 2020 by geographic regions were as follows (dollars in thousands):

	Nine Months Ended September 30,				$ Change	% Change
	2021	%	2020	%	Actual	Actual	Constant Currency
Americas	$349,860	63%	$335,797	63%	$14,063	4%	4%
EMEA	129,355	23%	121,836	23%	7,519	6%	4%
Asia-Pacific	72,219	14%	73,668	14%	(1,449)	(2)%	(5)%
Total	$551,434	100%	$531,301	100%	$20,133	4%	3%
Sales and Marketing Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. During the nine months ended September 30, 2021, Americas sales and marketing expenses increased by $14.1 million or 4% (and also 4% on a constant currency basis). The increase in our Americas sales and marketing expenses was primarily due to $12.7 million of higher compensation costs, including sales compensation, salaries and stock-based compensation, partially due to additional compensation expenses incurred related to our recent acquisitions and headcount growth.
This increase was partially offset by lower travel and entertainment expenses resulting from travel restrictions imposed in response to the ongoing COVID-19 pandemic.
EMEA Sales and Marketing Expenses. During the nine months ended September 30, 2021, EMEA sales and marketing expenses increased by $7.5 million or 6% (4% on a constant currency basis). The increase in our EMEA sales and marketing expenses was primarily due to $9.5 million of higher compensation costs attributable to headcount growth, including salaries, bonuses and stock-based compensation.
This increase was partially offset by a net increase of $5.1 million of realized cash flow hedge gains from foreign currency forward contracts.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expense did not materially change during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
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

General and Administrative Expenses. Our general and administrative expenses for the nine months ended September 30, 2021 and 2020 by geographic regions were as follows (dollars in thousands):

	Nine Months Ended September 30,				$ Change	% Change
	2021	%	2020	%	Actual	Actual	Constant Currency
Americas	$667,507	70%	$578,610	73%	$88,897	15%	15%
EMEA	179,525	19%	144,454	18%	35,071	24%	22%
Asia-Pacific	111,054	11%	74,773	9%	36,281	49%	44%
Total	$958,086	100%	$797,837	100%	$160,249	20%	19%

 General and Administrative Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the nine months ended September 30, 2021, Americas general and administrative expenses increased by $88.9 million or 15% (and also 15% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily due to:
•$52.1 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to additional compensation expenses incurred related to headcount growth, including that from our recent acquisitions;
•$28.3 million of higher depreciation expense associated with systems to support the integration of recent acquisitions and the growth of our business; and
•$12.4 million of higher office expenses primarily due to additional software and support services.
This increase was partially offset by lower travel and entertainment expenses resulting from travel restrictions imposed in response to the ongoing COVID-19 pandemic.
EMEA General and Administrative Expenses. During the nine months ended September 30, 2021, EMEA general and administrative expenses increased by $35.1 million or 24% (22% on a constant currency basis). The increase in our EMEA general and administrative expenses was primarily due to:
•$33.0 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth; and
•$5.7 million of higher other operating expenses, primarily due to the prior year having lower costs attributable to a favorable legal settlement in the first quarter of 2020.
This increase was partially offset by a net increase of $6.4 million of realized cash flow hedge gains from foreign currency forward contracts.

Asia-Pacific General and Administrative Expenses. During the nine months ended September 30, 2021, Asia-Pacific general and administrative expenses increased by $36.3 million or 49% (44% on a constant currency basis). The increase in our Asia-Pacific general and administrative expense was primarily due to:
•$21.1 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth;
•$8.9 million higher rent and facility costs, primarily related to our offices in Singapore; and
•$5.0 million higher consulting costs in support of our business growth.
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
Transaction costs. During the nine months ended September 30, 2021, we recorded transaction costs totaling $13.4 million, primarily related to costs incurred in connection with the formation of the new joint ventures, see Notes 5 and 6 within the Condensed Consolidated Financial Statements. During the nine months ended September 30, 2020, we recorded transaction costs totaling $31.0 million, primarily related to costs incurred in connection with the recent acquisitions and the formation of the Asia-Pacific 1 Joint Venture.
Impairment Charge. During the nine months ended September 30, 2021, we did not record any impairment charge. During the nine months ended September 30, 2020, we recorded impairment charges of $7.3 million in the Asia-Pacific region as a result of the fair value adjustment of the Asia-Pacific 1 Joint venture xScale data centers, which were classified as a held for sale asset as of September 30, 2020.
Gain or Loss on Asset Sales. During the nine months ended September 30, 2021, we recorded a gain of $14.1 million primarily related to the sale of the Dublin 5 ("DB5") data center. During the nine months ended September 30, 2020, we did not record a significant amount of gain on asset sales.
Income from Operations. Our income from operations for the nine months ended September 30, 2021 and 2020 by geographic regions was as follows (dollars in thousands):

	Nine Months Ended September 30,				$ Change	% Change
	2021	%	2020	%	Actual	Actual	Constant Currency
Americas	$135,830	16%	$156,388	19%	$(20,558)	(13)%	(11)%
EMEA	404,367	47%	413,150	50%	(8,783)	(2)%	—%
Asia-Pacific	318,240	37%	254,784	31%	63,456	25%	20%
Total	$858,437	100%	$824,322	100%	$34,115	4%	4%
Americas Income from Operations. During the nine months ended September 30, 2021, Americas income from operations decreased by $20.6 million or 13% (11% on a constant currency basis), primarily due to higher operating expenses as a percentage of revenues, which included higher depreciation expenses driven by expansion activity and an increase in compensation costs, as well as margin dilution from recent acquisitions and increases in EIS product sales.
EMEA Income from Operations. During the nine months ended September 30, 2021, EMEA income from operations decreased by $8.8 million or 2% (unchanged on a constant currency basis), primarily due to higher operating expenses as a percentage of revenues, which included higher depreciation expense driven by expansion activity and an increase in general and administrative expenses primarily driven by higher compensation costs.
Asia-Pacific Income from Operations. During the nine months ended September 30, 2021, Asia-Pacific income from operations increased by $63.5 million or 25% (20% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above, as well as lower cost of revenues and sales and marketing expense as a percentage of revenues.

Interest Income. Interest income was not significant for the nine months ended September 30, 2021. Interest income was $7.4 million for the nine months ended September 30, 2020. The average annualized yield for the nine months ended September 30, 2021 was 0.13% versus 0.49% for the nine months ended September 30, 2020.
Interest Expense. Interest expense decreased to $255.9 million for the nine months ended September 30, 2021 from $315.6 million for the nine months ended September 30, 2020, primarily due to interest savings as a result of our recent refinancing activities. During the nine months ended September 30, 2021 and 2020, we capitalized $19.2 million and $20.0 million, respectively, of interest expense to construction in progress. See Note 10 within the Condensed Consolidated Financial Statements.
Other Income or Expense. We recorded net other expense of $44.8 million for the nine months ended September 30, 2021, primarily due to a $32.3 million impairment charge resulting from the settlement of a pre-acquisition uncertain tax position, as well as foreign currency exchange gains and losses. For the nine months ended September 30, 2020, we recorded net other income of $9.6 million, which was primarily due to foreign currency exchange gains and losses, net of the impact from derivative instruments used to manage foreign exchange risks.
Gain or Loss on debt extinguishment. We recorded a loss on debt extinguishment of $115.3 million during the nine months ended September 30, 2021, primarily due to the redemption of 2.875% Euro Senior Notes due 2026 and the 5.375% Senior Notes due 2027. During the nine months ended September 30, 2020, we recorded a loss on debt extinguishment of $101.8 million due to the redemption of 2.875% Euro Senior Notes due 2024, 5.875% Senior Notes due 2026 and the remaining balance of the 5.375% Senior Notes due 2022, as well as the termination of 364-day term loan facilities.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2021 and 2020, respectively. As such, other than tax on built-in-gains recognized, state income taxes and foreign income and withholding taxes, as applicable, no provision for income taxes has been included for the REIT and QRSs in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2021 and 2020.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the nine months ended September 30, 2021 and 2020.
For the nine months ended September 30, 2021 and 2020, we recorded $67.3 million and $104.8 million of income tax expense, respectively. Our effective tax rates were 15.2% and 24.7%, for the nine months ended September 30, 2021 and 2020, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2021 as compared to the same period in 2020 is primarily due to the favorable resolution of uncertain tax positions of approximately $70.0 million resulting from the settlement of various tax audits in the UK, Germany, and Australia, partially offset by $10.9 million resulting from the revaluation of our deferred tax liabilities due to the UK corporate tax rate increase from 19% to 25% enacted in the current period.
Of the unrecognized tax benefits being realized in the current period, $32.3 million is related to the uncertain tax position inherited from the Metronode acquisition closed in 2018. The uncertain tax position was covered by an indemnification agreement with the Seller. The realization of the unrecognized tax benefits resulted in an impairment of the indemnification asset for the same amount, which has been included in Other Income (Expense) on the Condensed Consolidated Statements of Operations.

Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to income or loss from operations. Our adjusted EBITDA for the nine months ended September 30, 2021 and 2020 by geographic regions was as follows (dollars in thousands):

	Nine Months Ended September 30,				$ Change	% Change
	2021	%	2020	%	Actual	Actual	Constant Currency
Americas	$992,184	42%	$886,270	41%	$105,914	12%	12%
EMEA	773,642	33%	736,971	34%	36,671	5%	3%
Asia-Pacific	590,981	25%	518,255	25%	72,726	14%	10%
Total	$2,356,807	100%	$2,141,496	100%	$215,311	10%	8%
Americas Adjusted EBITDA. During the nine months ended September 30, 2021, Americas adjusted EBITDA increased by $105.9 million or 12% (and also 12% on a constant currency basis). The increase in our Americas adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above.
EMEA Adjusted EBITDA. During the nine months ended September 30, 2021, EMEA adjusted EBITDA increased by $36.7 million or 5% (3% on a constant currency basis). The increase in our EMEA adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above.
Asia-Pacific Adjusted EBITDA. During the nine months ended September 30, 2021, Asia-Pacific adjusted EBITDA increased by $72.7 million or 14% (10% on a constant currency basis). The increase in our Asia-Pacific adjusted EBITDA was primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above.
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
Adjusted EBITDA
We define adjusted EBITDA as income from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales as presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income from operations	$282,121	$288,350	$858,437	$824,322
Depreciation, amortization, and accretion expense	419,684	362,286	1,231,760	1,048,151
Stock-based compensation expense	94,710	75,248	267,395	231,658
Transaction costs	5,197	5,840	13,364	30,987
Impairment charges	—	7,306	—	7,306
Gain on asset sales	(15,414)	(1,785)	(14,149)	(928)
Adjusted EBITDA	$786,298	$737,245	$2,356,807	$2,141,496
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

Our FFO and AFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$152,026	$66,831	$376,587	$319,138
Net (income) loss attributable to non-controlling interests	190	(144)	330	(355)
Net income attributable to Equinix	152,216	66,687	376,917	318,783
Adjustments:
Real estate depreciation	267,973	232,110	796,117	676,510
(Gain) loss on disposition of real estate property	(13,744)	(1,313)	(11,132)	1,569
Adjustments for FFO from unconsolidated joint ventures	1,536	699	4,215	2,021
FFO attributable to common shareholders	$407,981	$298,183	$1,166,117	$998,883

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
FFO attributable to common shareholders	$407,981	$298,183	$1,166,117	$998,883
Adjustments:
Installation revenue adjustment	13,710	(3,797)	22,161	(3,629)
Straight-line rent expense adjustment	3,855	3,019	11,597	7,220
Contract cost adjustment	(15,919)	(7,111)	(43,311)	(22,852)
Amortization of deferred financing costs and debt discounts and premiums	4,390	3,884	12,760	11,788
Stock-based compensation expense	94,710	75,248	267,395	231,658
Non-real estate depreciation expense	100,604	78,356	278,644	220,565
Amortization expense	50,354	50,222	155,428	148,075
Accretion expense	753	1,598	1,571	3,001
Recurring capital expenditures	(47,735)	(38,327)	(113,396)	(86,191)
(Gain) loss on debt extinguishment	(179)	93,494	115,339	101,803
Transaction costs	5,197	5,840	13,364	30,987
Impairment charges (1)	(1,240)	7,306	32,312	7,306
Income tax expense adjustment (1)	11,256	11,480	(35,419)	22,383
Adjustments for AFFO from unconsolidated joint ventures	533	287	2,473	1,183
AFFO attributable to common shareholders	$628,270	$579,682	$1,887,035	$1,672,180

(1)Impairment charges for 2021 relate to the impairment of an indemnification asset in Q2 2021 resulting from the settlement of a pre-acquisition uncertain tax position, which was recorded as Other Income (Expense) on the Condensed Consolidated Statements of Operations. This impairment charge was offset by the recognition of tax benefits in the same amount, which was included within the Income tax expense adjustment line on the table above. See Note 1 within the Condensed Consolidated Financial Statements.
Our AFFO results have improved due to the improved operating results discussed earlier in "Results of Operations," as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in "Overview."

Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies. During the three and nine months ended September 30, 2021 as compared to the same period in 2020 the U.S. dollar was weaker relative to the Australian dollar, British Pound, Euro and Singapore dollar, which resulted in a favorable foreign currency impact on revenue, operating income and adjusted EBITDA, and an unfavorable foreign currency impact on operating expenses. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Our constant currency presentation excludes the impact of our foreign currency cash flow hedging activities. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our results of operations. To present this information, our current period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the nine months ended September 30, 2020 are used as exchange rates for the nine months ended September 30, 2021 when comparing the nine months ended September 30, 2021 with the nine months ended September 30, 2020).
Liquidity and Capital Resources
As of September 30, 2021, our total indebtedness was comprised of debt and financing obligations totaling $13.9 billion consisting of:
•$11.1 billion of principal from our senior notes;
•$2.1 billion from our finance lease liabilities; and
•$0.6 billion of principal from our mortgage and loans payable (gross of debt issuance cost, debt discount, plus mortgage premium).
During the nine months ended September 30, 2021, we completed the following significant financing activities:
•Issued $1.3 billion of 2027 and 2033 Euro Senior Notes, and repaid $0.6 billion of legacy 2.875% Euro Senior Notes; and
•Issued $2.6 billion of Senior Notes due 2026, 2028, 2031 and 2052, repaid approximately $659.9 million outstanding under our Term Loan Facility and redeemed all of our outstanding $1.25 billion 5.375% Senior Notes due 2027.
As of September 30, 2021, we had $1.4 billion of cash and cash equivalents. In addition to our cash, we had approximately $1.9 billion of additional liquidity available to us from our $2.0 billion revolving facility and general access to both public and private debt and the equity capital markets. We also have additional liquidity available to us from our 2020 ATM Program, under which we may offer and sell from time to time our common stock in "at the market" transactions. As of September 30, 2021, we had $1.4 billion available for sale under the 2020 ATM Program.
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
Sources and Uses of Cash

	Nine Months Ended September 30,
	2021	2020
	(dollars in thousands)
Net cash provided by operating activities	$1,655,101	$1,623,678
Net cash used in investing activities	(2,186,042)	(2,087,196)
Net cash provided by financing activities	320,943	1,237,356
Operating Activities
Cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary use of cash from our operating activities includes compensation and related costs, utility costs, interest payments, other general corporate expenditures and taxes. Net cash provided by operating activities increased from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 primarily due to improved results of operations offset by increases in cash paid for costs and operating expenses.
Investing Activities
The net cash used in investing activities for the nine months ended September 30, 2021 was primarily due to:
•capital expenditures of $1.9 billion as a result of our expansion activity;
•real estate acquisitions of $194.8 million;
•the business acquisition of GPX India for $158.5 million; and
•purchases of investments of $77.1 million.
The cash used in investing activities was partially offset by:
•proceeds from the sale of xScale assets to the EMEA 1 and EMEA 2 Joint Ventures of $174.5 million; and
•proceeds from sales of investments of $4.1 million.
The net cash used in investing activities for the nine months ended September 30, 2020 was primarily due to:
•capital expenditures of $1.4 billion as a result of our expansion activity;
•real estate acquisitions of $124.5 million;
•business acquisitions of Packet and Axtel for $478.2 million; and
•purchases of investments of $56.0 million.
The cash used in investing activities was partially offset by:
•proceeds from sales of investments of $19.7 million.
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
Financing Activities
The net cash provided by financing activities for the nine months ended September 30, 2021 was primarily due to:
•the issuance of $3.9 billion in senior notes;

•the sale of 137,604 shares of common stock under the 2020 ATM Program, for net proceeds of $99.6 million; and
•proceeds from the employee stock purchase plan of $77.6 million.
The proceeds were partially offset by:
•the repayment of senior notes of $2.0 billion;
•dividend distributions of $783.5 million;
•repayments of mortgage and loans payable of $706.4 million;
•repayments of finance lease liabilities of $130.1 million;
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
•the sale of 415,512 shares of common stock under our prior ATM program, for net proceeds of $298.3 million; and
•proceeds from the employee stock purchase plan of $62.1 million.
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

Contractual Obligations and Off-Balance-Sheet Arrangements
We lease a majority of our IBX data centers and certain equipment under long-term lease agreements. The following represents our debt maturities, financings, leases and other contractual commitments as of September 30, 2021 (in thousands):

	2021 (3 months remaining)	2022	2023	2024	2025	Thereafter	Total
Term loans and other loans payable (1)	$10,563	$580,889	$6,730	$6,278	$4,632	$19,664	$628,756
Senior notes (1)	—	—	—	1,000,000	1,200,000	8,922,700	11,122,700
Interest (2)	65,671	252,203	237,490	237,309	210,843	1,763,898	2,767,414
Finance leases (3)	66,721	236,967	235,093	233,592	230,231	2,177,517	3,180,121
Operating leases (3)	41,573	196,671	181,865	166,317	156,285	995,474	1,738,185
Other contractual commitments (4)	1,013,587	545,182	188,689	70,299	43,517	345,635	2,206,909
Asset retirement obligations (5)	644	9,621	8,162	9,470	1,873	85,769	115,539
	$1,198,759	$1,821,533	$858,029	$1,723,265	$1,847,381	$14,310,657	$21,759,624

(1)Represents principal and unamortized mortgage premium only.
(2)Represents interest on mortgage payable, loans payable, senior notes and term loans based on their respective interest rates as of September 30, 2021, as well as the credit facility fee for the revolving credit facility.
(3)Represents lease payments under finance and operating lease arrangements, including renewal options that are certain to be exercised.
(4)Represents capital expenditures commitments and non-capital purchase commitments as further described below.
(5)Represents liability, net of future accretion expense.
As of September 30, 2021, we were contractually committed for $1.0 billion of unaccrued capital expenditures, primarily for IBX data center equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open these IBX data centers prior to making them available to customers for installation. This amount, which is expected to be paid during the remainder of 2021 and thereafter, is reflected in the table above as "other contractual commitments."
We had other non-capital purchase commitments in place as of September 30, 2021, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods or services to be delivered or provided during 2021 and beyond. Such other purchase commitments as of September 30, 2021, which total $1.2 billion, are also reflected in the table above as "other contractual commitments."
Other commitments
We entered into lease agreements in various locations, primarily for data center spaces and ground leases, which have not yet commenced as of September 30, 2021. These lease agreements will commence between 2021 and 2023 with lease terms of 8 to 30 years and a total lease commitment of approximately $387.1 million, which are not reflected in the table above.
In connection with certain of our leases and other contracts requiring deposits, we entered into 38 irrevocable letters of credit totaling $69.6 million under the revolving credit facility. These letters of credit were provided in lieu of cash deposits under certain lease obligations. If beneficiaries of the letters of credit were to draw down on these letters of credit triggered by an event of default under the lease, we would be required to fund these letters of credit either through cash collateral or borrowing under the revolving credit facility. These contingent commitments are not reflected in the table above.
We had accrued liabilities related to uncertain tax positions totaling approximately $113.8 million as of September 30, 2021. These liabilities, which are reflected on our balance sheet, are not reflected in the table above since it is unclear when these liabilities will be paid.

We also committed to make future equity contributions to our joint ventures. As of September 30, 2021, we had future equity contribution commitments of $1.1 million to the Asia-Pacific 1 Joint Venture, $43.6 million to the EMEA 1 Joint Venture and $57.7 million to the EMEA 2 Joint Venture, which are not reflected in the table above.
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
Market Risk
There have been no significant changes to our exposure management and procedures in relation to our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the nine months ended September 30, 2021 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2020, other than factors discussed below.
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
We have entered into various foreign currency debt obligations. As of September 30, 2021, the total principal amount of foreign currency debt obligations was $1.8 billion, including $1.3 billion denominated in Euro and $555.7 million denominated in British Pound. As of September 30, 2021, we have designated $1.5 billion of the total principal amount of foreign currency debt obligations as net investment hedges against our net investments in foreign subsidiaries. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge are recorded as a component of other comprehensive income (loss) in the consolidated balance sheets. Fluctuations in the exchange rates between these foreign currencies and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the foreign currency debt obligations at maturity. If the U.S. Dollar would have been weaker or stronger by 10% in comparison to these foreign currencies as of September 30, 2021, we estimate our obligation to cash settle the principal of these foreign currency debt obligations in U.S. Dollars would have increased or decreased by approximately $203.2 million and $166.2 million, respectively.
We are also party to cross-currency interest rate swaps. As of September 30, 2021, the total notional amount of cross-currency interest rate swap contracts outstanding was $4.0 billion. The cross-currency interest rate swaps are designated as hedges of our net investment in foreign subsidiaries and changes in the fair value of these swaps are recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. If the U.S. dollar weakened or strengthened by 10% in comparison to foreign currencies, we estimate our obligation to cash settle these hedges would have increased or decreased by approximately $468.7 million and $384.5 million, respectively.
The U.S. Dollar strengthened relative to certain of the currencies of the foreign countries in which we operate during the nine months ended September 30, 2021. This has impacted our condensed consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. Dollar will continue to impact us in future periods.
With the existing cash flow hedges in place, a hypothetical additional 10% strengthening of the U.S. Dollar for the nine months ended September 30, 2021 would have resulted in a reduction of our revenues and a reduction of our operating expenses including depreciation and amortization expense by approximately $153.9 million and $150.4 million, respectively.
With the existing cash flow hedges in place, a hypothetical additional 10% weakening of the U.S. Dollar for the nine months ended September 30, 2021 would have resulted in an increase of our revenues and an increase of our operating expenses including depreciation and amortization expense by approximately $189.7 million and $186.7 million, respectively.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate increase or decrease in current interest rates from their position as of September 30, 2021 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations. However, the interest expense associated with our senior credit facility and term loans that bear interest at variable rates could be affected. For every 100-basis point increase or decrease in interest rates, our annual interest expense could increase by approximately $5.6 million or decrease by approximately $0.5 million based on the total balance of our term loan borrowings as of September 30, 2021. As of September 30, 2021, we had not employed any interest rate derivative products to hedge our variable rate debt obligations. However, we may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.
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
(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have continuously monitored our global operations as the COVID-19 pandemic has spread across the globe and as variants and vaccines have developed. We have implemented procedures focusing on the health and safety of our employees, customers, partners and communities, the continuity of our business offerings and compliance with governmental regulations and local public health guidance and ordinances. We have activated our business continuity and pandemic plans and while our business operations have continued without interruption and our IBX data centers have remained fully operational to date, we cannot guarantee our business operations or our IBX data centers will not be negatively impacted in the future. Our IBX data centers have been designated “essential businesses” or “critical infrastructure” for purposes of remaining open during the COVID-19 pandemic in all of the jurisdictions that have published these exemptions but not all jurisdictions have created such designations. Any change in these classifications could cause operational disruptions or closures of the affected IBX data centers.
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
Preventative measures instituted by governments and businesses to mitigate the spread of COVID-19, including travel restrictions, social distancing requirements, shelter in place orders and quarantines, have negatively impacted the global economy and may adversely impact us, our customers and vendors. Some of our customers have been negatively impacted by the COVID-19 pandemic which could affect our revenues. Earlier in the pandemic, certain customers requested revised payment terms and more customers could potentially request such terms. If such an increase in requests for revised payment terms occurs, some delays in accounts receivable collection would result. We also expect some customers are relying on the governmental support via various COVID-19 related stimulus packages. If these stimulus packages do not continue or if they are not sufficient to meet our customers' needs, we could experience more customer churn as a result. In general, a prolonged economic downturn could result in a larger customer churn than we currently anticipate and reduced demand for our services, in which case our revenues could be significantly impacted. Given the uncertainty around the duration and extent of the ongoing COVID-19 pandemic, we cannot accurately predict at this time how the pandemic will affect our business over time.

The Covid-19 pandemic has contributed to certain global supply chain disruptions including the supply of certain construction materials. We do not expect the construction delays and supply chain disruptions that we have experienced to have a material effect on us at this time, but additional disruptions because of the ongoing COVID-19 pandemic could occur. Additional or unexpected disruptions could cause construction delays or significantly affect the cost of our planned expansion projects in the future. Significant construction delays and increases in costs because of the supply chain disruptions could interfere with our ability to meet commitments to customers who have contracted for space in new IBX data centers under construction and could have a material impact on our business. While we have received "essential business" permits for construction in some jurisdictions, these classifications may not extend to the construction of new IBX data centers in all of our jurisdictions. We are also reliant on third party construction labor to build and expand our IBX data centers, to which we may not have access due to the ongoing COVID-19 pandemic. We rely on materials, products and manufacturing from regions of the world which are impacted by the pandemic and supply chain disruptions. While we have invested in creating a material inventory to mitigate global increases in raw materials, energy and labor prices, it may not be sufficient and ongoing delays or difficulty finding replacement products could affect our business and growth.
U.S. Presidential Executive Order (EO 14042) requires companies that do business with the U.S. Federal government to implement a mandate for all their U.S. employees to be fully vaccinated against COVID-19 with a deadline of Dec. 8, 2021 (the “US Vaccine Mandate”). To comply with the U.S. Vaccine Mandate, all U.S. employees of Equinix are now required to provide evidence of full vaccination to the company by Dec. 8, 2021. While we do not currently expect this mandate to have a material negative effect on our business, if we experience more employee turnover from EO 14042 than we expect or if similar mandates are required in other regions, we could experience disruptions to certain functions and employee satisfaction could be affected. While the full extent and impact of the ongoing COVID-19 pandemic cannot be reasonably estimated at this time, it could have a material adverse impact on our business and financial condition. The extent to which the ongoing COVID-19 pandemic will impact our financial condition or results of operations will depend on many factors and future developments, including new information about the ongoing COVID-19 pandemic and its variants, additional surges in infection rates, vaccine efforts and any new government regulations which may emerge to contain the virus, among others.

We experienced an information technology security breach in the past and may be vulnerable to future security breaches, which could disrupt our operations and have a material adverse effect on our business results of operation and financial performance.
Despite our efforts to protect against cyber-attacks, we are not fully insulated from these types of security breaches, and such an attack could adversely impact our competitiveness and results of operations. In September 2020, we discovered ransomware on certain of our internal systems, encrypting files and holding them for ransom. Our teams responded quickly to address the incident and notified law enforcement, and after a thorough review of the incident by our management and experts retained to assist in this incident, the investigation was closed as of October 14, 2020. Our IBX data centers and our service offerings, including managed services, remained fully operational during the attack and the incident did not affect our ability to support our customers. We further believe that we were able to contain the incident and that the resolution will prevent the release of any data associated with this attack. While the event has been resolved and has not caused a material disruption to our systems nor resulted in any material costs to Equinix, our team is also working to protect against any future attacks. We will continue to face risks associated with unauthorized access to our computer systems, loss or destruction of data, computer viruses, ransomware, malware, distributed denial-of-service attacks or other malicious activities. These threats may result from human error, equipment failure or fraud or malice on the part of employees, vendors or third parties. As techniques used to breach security change frequently and are generally not recognized until launched against a target, we may not be able to promptly detect that a cyber breach has occurred, or implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. Because of the ongoing COVID-19 pandemic, many of our non-IBX employees are working from home and could potentially be exposed to new security risks or attempted breaches because of these new work environments. Our adaptation to a hybrid working model that includes both work from home and in an office could continue to expose us to new security risks. A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate either our proprietary information or the personal information of our customers or our employees, or cause interruptions or malfunctions in our operations or our customers' operations. As we provide assurances to our customers that we provide a high level of security, such a compromise could be particularly harmful to our brand and reputation. We may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security. Any breaches that may occur in the future could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, damage relating to loss of proprietary information, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and results of operations. We maintain insurance coverage for cyber risks, but such coverage may be unavailable or insufficient to cover our losses.

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

Our business depends on providing customers with highly reliable solutions. We must safeguard our customers' infrastructure and equipment located in our IBX data centers and ensure our IBX data centers and non-IBX offices remain operational at all times. We own certain of our IBX data centers, but others are leased by us, and we rely on the landlord for basic maintenance of our leased IBX data centers and office buildings. If such landlord has not maintained a leased property sufficiently, we may be forced into an early exit from the center which could be disruptive to our business. Furthermore, we continue to acquire IBX data centers not built by us. If we discover that these buildings and their infrastructure assets are not in the condition we expected when they were acquired, we may be required to incur substantial additional costs to repair or upgrade the IBX data centers. Newly acquired data centers also may not have the same power infrastructure and design in place as our own IBX data centers. These legacy designs could require upgrades in order to meet our standards and our customers’ expectations. Until the legacy systems are brought up to Equinix standards, customers in these legacy IBX data centers could be exposed to higher risks of unexpected power outages. We have experienced power outages because of these legacy design issues in the past and our customers could experience these in the future.

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

Our IBX data center employees are critical to our ability to maintain our business operations and reach our service level commitments. Although we have redundancies built into our network, if our IBX employees are unable to access our IBX data centers for any reason, we could experience operational issues at the affected site. Pandemics, weather and climate related crises or any other social, political, or economic disruption in the U.S. or abroad could prevent sufficient staffing at our IBX data centers and have a material adverse impact on our operations.

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

In connection with the evolving needs of our customers and our business, we continue to review our organizational architecture and have made, and will continue to make, changes as appropriate. There can be no assurances that any of these changes will not result in attrition, that the significant amount of management and other employees' time and focus to implement the changes will not divert attention from operating and growing the business, or that any changes will result in increased organizational effectiveness. We must also continue to identify, hire, train and retain key personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required for our company's growth. There is a shortage of qualified personnel in these fields, and we compete with other companies for the limited pool of talent.

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

We have recently invested in joint ventures in order to develop capacity to serve the large footprint needs of a targeted set of hyperscale customers by leveraging existing capacity and dedicated hyperscale builds. We have announced our intention to seek additional joint venture partners for certain of our hyperscale builds. There can be no assurances that our joint ventures will be successful or that we find additional partners or that we are able to successfully meet the needs of these customers.

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
As of September 30, 2021, our retained earnings were $2.1 billion. Although we have generated net income for each fiscal year since 2008, except for the year ended December 31, 2014, we are currently investing heavily in our future growth through the build out of multiple additional IBX data centers, expansions of IBX data centers and acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as transaction costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover the additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing, we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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

Our IBX data centers are affected by problems accessing electricity sources, such as planned or unplanned power outages and limitations on transmission or distribution. Unplanned power outages, including, but not limited to those relating to large storms, earthquakes, fires, tsunamis, cyberattacks, and any failures of electrical power grids more generally, and planned power outages by public utilities, such as those related to Pacific Gas and Electric Company's planned outages in California to minimize fire risks, could harm our customers and our business. Many of our employees in California are still working from home because of the ongoing COVID-19 pandemic and they could be subjected to planned power outages at home which could be difficult to track and could affect our day to day operations of our non-IBX employees. Our international operations are sometimes located outside of developed, reliable electricity markets, where we are exposed to some insecurity in supply associated with technical and regulatory problems, as well as transmission constraints. Some of our IBX data centers are located in leased buildings where, depending upon the lease requirements and number of tenants involved, we may or may not control some or all of the infrastructure including generators and fuel tanks. As a result, in the event of a power outage, we may be dependent upon the landlord, as well as the utility company, to restore the power. We attempt to limit our exposure to system downtime by using backup generators and alternative power supplies, but these measures may not always prevent downtime, which can adversely affect customer experience and revenues.

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

Over the last several years, we have completed numerous acquisitions, including most recently that of GPX Global System's, Inc.'s India operations in September 2021, certain data centers from Bell in the fourth quarter of 2020, Packet in March 2020, and three data centers from Axtel in Mexico in January 2020. We expect to make additional acquisitions in the future, which may include (i) acquisitions of businesses, products, solutions or technologies that we believe to be complementary, (ii) acquisitions of new IBX data centers or real estate for development of new IBX data centers; (iii) acquisitions through investments in local data center operators; or (iv) acquisitions in new markets with higher risk profiles. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, many of which could be exacerbated by the ongoing COVID-19 pandemic, including:

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

The anticipated benefits of our Joint Ventures may not be fully realized, or take longer to realize than expected.

We have entered into joint ventures to develop and operate xScale™ data centers (together, the “Joint Ventures”). Equinix owns a 20% interest and our JV partners own an 80% interest in each joint venture, and Equinix operates all facilities.

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

We may not realize all of the anticipated benefits from our Joint Ventures. The success of these Joint Ventures will depend, in part, on the successful partnership between Equinix and our JV partners. Such a partnership is subject to risks as outlined below in our risk factor related to Joint Ventures, and more generally, to the same types of business risks as would impact our IBX data center business. A failure to successfully partner, or a failure to realize our expectations for the Joint Ventures, could materially impact our business, financial condition and results of operations. These Joint Ventures could also be negatively impacted by development and construction delays, including those resulting from the ongoing COVID-19 pandemic.

Joint venture investments could expose us to risks and liabilities in connection with the formation of the new joint ventures, the operation of such joint ventures without sole decision-making authority, and our reliance on joint venture partners who may have economic and business interests that are inconsistent with our business interests.

In addition to our current and proposed Joint Ventures, we may co-invest with other third parties through partnerships, joint ventures or other entities in the future. These joint ventures could result in our acquisition of non-controlling interests in, or shared responsibility for, managing the affairs of a property or portfolio of properties, partnership, joint venture or other entity. We may be subject to additional risks, including:

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
•unexpected changes in regulatory, tax and political environments such as the United Kingdom's withdrawal from the European Union ("Brexit"), the recent Hong Kong national security law, and the current trade war between the U.S. and China;
•our ability to secure and maintain the necessary physical and telecommunications infrastructure;
•compliance with anti-bribery and corruption laws;
•compliance with economic and trade sanctions enforced by the Office of Foreign Assets Control of the U.S. Department of Treasury;
•compliance with evolving governmental regulation with which we have little experience; and
•compliance with evolving and varied regulations related to the ongoing COVID-19 pandemic and related vaccine mandates.

Geo-political events, such as the ongoing COVID-19 pandemic, Brexit, the recent Hong Kong national security law, and the trade war between the U.S. and China, may increase the likelihood of the listed risks to occur and could have a negative effect on our business domestically or internationally. With respect to Brexit, it is possible that the level of economic activity in the United Kingdom and the rest of Europe will be adversely impacted and that we will face increased regulatory and legal complexities in these regions which could have an adverse impact on our business and employees in EMEA and could adversely affect our financial condition and results of operations. In addition, compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include the General Data Protection Regulation ("GDPR") and other data privacy laws and requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, economic and trade sanctions, U.S. laws such as the Foreign Corrupt Practices Act and local laws which also prohibit corrupt payments to governmental officials. With respect to the current trade war between the U.S. and China, we have several customers in China named in restrictive executive orders by the previous U.S. administration that are currently covered by a freeze issued by the current U.S. administration or currently enjoined from enforcement subject to pending litigation. If Equinix is required to cease business with these companies, or additional companies in the future, our revenues could be adversely affected. Violations of any of these domestic or international laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our offerings in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and results of operations. Our success depends, in part, on our ability to anticipate and address these risks and manage these difficulties.
Risks Related to Our Capital Needs and Capital Strategy
Our substantial debt could adversely affect our cash flows and limit our flexibility to raise additional capital.
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of September 30, 2021, our total indebtedness (gross of debt issuance cost, debt discount, and debt premium) was approximately $13.9 billion, our stockholders' equity was $10.6 billion and our cash and cash equivalents totaled $1.4 billion. In addition, as of September 30, 2021, we had approximately $1.9 billion of additional liquidity available to us from our $2.0 billion revolving credit facility. In addition to our substantial debt, we lease many of our IBX data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of September 30, 2021, we recorded operating lease liabilities of $1.3 billion, which represents our obligation to make lease payments under those lease arrangements.
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

Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. In October 2020, we established the 2020 ATM Program in the amount of $1.5 billion under which we may, from time to time, issue and sell shares of our common stock to or through sales agents up to established limits. As of September 30, 2021, we had $1.4 billion available for sale under the 2020 ATM Program. We expect to refresh our ATM program periodically, which could lead to additional dilution for our stockholders in the future. We may also seek authorization to sell additional shares of common stock through other means which could lead to additional dilution for our stockholders. Please see Note 12 within the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for sales of our common stock under our ATM programs.

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

We purchase significant amounts of electricity from generating facilities and utility companies that are subject to environmental laws, regulations and permit requirements. These environmental requirements are subject to material change, which could result in increases in our electricity suppliers' compliance costs that may be passed through to us. Regulations promulgated by the U.S. EPA or state agencies, or by regulators in other countries, could limit air emissions from fossil fuel-fired power plants, restrict discharges of cooling water, and otherwise impose new operational restraints on conventional power plants that could increase costs of electricity. Regulatory programs intended to promote increased generation of electricity from renewable sources may also increase our costs of procuring electricity. In addition, we are directly subject to environmental, health and safety laws regulating air emissions, storm water management and other issues arising in our business. For example, our emergency generators are subject to state and federal regulations governing air pollutants, which could limit the operation of those generators or require the installation of new pollution control technologies. While environmental regulations do not normally impose material costs upon our operations, unexpected events, equipment malfunctions, human error and changes in law or regulations, among other factors, can lead to additional capital requirements, limitations upon our operations and unexpected increased costs.

Regulation of greenhouse gas ("GHG") emissions could increase the cost of electricity by reducing amounts of electricity generated from fossil fuels, by requiring the use of more expensive generating methods, by requiring capture, management or reduction of GHG emissions, or by imposing taxes or fees upon electricity generation or use. There has been interest in the U.S. Congress and in countries where we operate abroad in addressing climate change. In the U.S., with the current presidential administration, we believe there is an increased likelihood that new regulations or legislation will be proposed and potentially enacted that would seek to limit carbon dioxide emissions and the use of fossil fuels. Past legislative proposals to address climate change have included measures ranging from "carbon taxes," to tax credits, to federally imposed limitations on GHG emissions. The course of future legislation and regulation in the U.S. and abroad remains difficult to predict and the potential increased costs associated with GHG regulation or taxes cannot be estimated at this time.
State regulations also have the potential to increase our costs of obtaining electricity. Certain U.S. states in which we operate have issued or are considering and may enact environmental regulations that could materially affect our facilities and electricity costs. For example, California has limited GHG emissions from new and existing conventional power plants by imposing regulatory caps and by auctioning the rights to emission allowances. Washington, Oregon and Massachusetts have issued regulations to implement similar carbon cap and trade programs, and other states are considering proposals to limit carbon emissions through cap and trade programs, carbon pricing programs and other mechanisms. Some northeastern states adopted a multi-state program for limiting carbon emissions through the Regional Greenhouse Gas Initiative ("RGGI") cap and trade program. Other countries in which we operate may impose requirements and restrictions similar to those imposed in the U.S. Environmental regulations have not had a material adverse effect on our electricity costs to date, but due to costs of changing pollution control technologies, potential new regulatory requirements and the market-driven nature of some of the programs, such regulations could have a material adverse effect on electricity costs in the future.
Aside from regulatory requirements, we have separately undertaken efforts to procure energy from renewable energy projects in order to support new renewables development. These efforts to support and enhance renewable electricity generation may increase our costs of electricity above those that would be incurred through procurement of conventional electricity from existing sources or through conventional grids.
Our business may be adversely affected by climate change and responses to it.

Severe weather events, such as droughts, fires, flooding, heat waves, hurricanes, typhoons and other winter storms, pose a threat to our IBX data centers and our customers' IT infrastructure through physical damage to facilities or equipment, power supply disruption, and long-term effects on the cost of electricity. The frequency and intensity of severe weather events are reportedly increasing as part of broader climate changes. Changes in global weather patterns may also pose long-term risks of physical impacts to our business.

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

We are dedicated to sustainability and face pressures from our customers and stockholders, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. To address these goals and concerns, we pursue opportunities to improve energy efficiency and implement energy-saving retrofits. In addition, we have established certain goals including a long-term goal of using 100% clean and renewable energy. As a result of these and other initiatives, we have made progress towards reducing our carbon footprint. It is possible, however, that we may fail to reach our sustainability goals or that our customers and investors might not be satisfied with our sustainability efforts or the speed of their adoption. A failure to meet our goals could adversely affect public perception of our business, employee morale or customer or investor support. If we do not meet our customers' or stockholders' expectations, our business and/or our share price could be harmed.

Concern about climate change in various jurisdictions may result in more stringent laws and regulatory requirements regarding emissions of carbon dioxide or other GHGs. As described above under "RISK FACTORS - Risks Related to Environmental Laws and Climate Change Impacts" - Environmental regulations may impose upon us new or unexpected costs," restrictions on carbon dioxide or other GHG emissions could result in significant increases in operating or capital costs, including higher energy costs generally, and increased costs from carbon taxes, emission cap and trade programs and renewable portfolio standards that are imposed upon our electricity suppliers. These higher energy costs, and the cost of complying across our global platform, or of failing to comply with these and other climate change regulations, may have an adverse effect on our business and our results of operations.
Risks Related to Certain Regulations and Laws, Including Tax Laws
Changes in U.S. or foreign tax laws, regulations, or interpretations thereof, including changes to tax rates, may adversely affect our financial statements and cash taxes.

We are a U.S. company with global subsidiaries and are subject to income and other taxes in the U.S. (although currently limited due to our taxation as a REIT) and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income and other taxes. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no certainty that additional taxes will not be due upon audit of our tax returns or as a result of changes to the tax laws and interpretations thereof. For example, we are currently undergoing audits and appealing the tentative assessments in a number of jurisdictions where we operate. The final results of these audits and the outcomes of the appeals are uncertain and may not be resolved in our favor. Additionally, the U.S. Congress and the current presidential administration of the U.S. have proposed various changes to federal income tax laws, including a potential minimum tax as well as changes to the laws governing the U.S. taxation of foreign earned income under the GILTI (Global Intangible Low Taxed Income) rules. It is unclear under the current proposals whether REITs might be exempt from these laws. Changes in tax laws, including the addition of a minimum tax threshold and to the GILTI rules, could have a material adverse effect on our tax liability and increase our REIT dividend distribution meaningfully.

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
We paid quarterly distributions in March, June and September of 2021 and have declared a quarterly distribution to be paid on December 15, 2021. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the creation of reserves or required debt service or amortization payments.
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

We will also be subject to a U.S. federal corporate level income tax at the highest regular corporate income tax rate on gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as an asset that we or our QRSs hold following the liquidation or other conversion of a former TRS). This tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset, to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/2015	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/2015	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/2015	2.3

2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	12/6/2016	2.1

2.5	Amendment No. 1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	10-K	12/31/2016	2.5

2.6	Amendment No.2 to the Transaction Agreement, dated April 30, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	5/1/2017	2.1

2.7	Amendment No.3 to the Transaction Agreement, dated June 29, 2018, by and between Verizon Communications Inc. and Equinix, Inc.	10-Q	8/8/2018	2.7

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/2002	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/14/2011	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/11/2013	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	3/29/2016	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association as trustee.	8-K	11/20/2014	4.1

4.3	Fourth Supplemental Indenture, dated as of March 22, 2017 between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/22/2017	4.2

4.4	Form of 5.375% Senior Notes due 2027 (see Exhibit 4.3).

4.5	Fifth Supplemental Indenture, dated as of September 20, 2017 among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent.	8-K	9/20/2017	4.2

4.6	Indenture, dated as of December 12, 2017, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	12/5/2017	4.1

4.7	Third Supplemental Indenture, dated as of April 2, 2018, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	4/3/2018	4.2

4.8	Form of 5.00% Senior Notes due October 2020 (see Exhibit 4.7).

4.9	Form of 5.00% Senior Notes due April 2021 (see Exhibit 4.7).

4.10	Fourth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.2

4.11	Form of 2.625% Senior Notes due 2024 (See Exhibit 4.10).

4.12	Fifth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.4

4.13	Form of 2.900% Senior Notes due 2026 (See Exhibit 4.12).

4.14	Sixth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.6

4.15	Form of 3.200% Senior Notes due 2029 (See Exhibit 4.14)	8-K	6/22/2020

4.16	Seventh Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	6/22/2020	4.2

4.17	Form of 1.250% Senior Note due 2025 (See Exhibit 4.16)	8-K	6/22/2020	4.3

4.18	Eighth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	6/22/2020	4.4

4.19	Form of 1.800% Senior Note due 2027 (See Exhibit 4.18)	8-K	6/22/2020	4.5

4.20	Ninth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	6/22/2020	4.6

4.21	Form of 2.150% Senior Note due 2030 (see Exhibit 4.20)	8-K	6/22/2020	4.7

4.22	Tenth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	6/22/2020	4.8

4.23	Form of 3.000% Senior Note due 2050 (See Exhibit 4.22)	8-K	6/22/2020	4.9

4.24	Eleventh Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	10/7/2020	4.2

4.25	Form of 1.000% Senior Note due 2025 (included in Exhibit 4.24)	8-K	10/7/2020	4.3

4.26	Twelfth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	10/7/2020	4.4

4.27	Form of 1.550% Senior Note due 2028 (included in Exhibit 4.26)	8-K	10/7/2020	4.5

4.28	Thirteenth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	10/7/2020	4.6

4.29	Form of 2.950% Senior Note due 2051 (included in Exhibit 4.28)	8-K	10/7/2020	4.7

4.30	Fourteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	3/11/2021	4.2

4.31	Form of 0.250% Senior Note due 2027 (included in Exhibit 4.30)	8-K	3/11/2021	4.3

4.32	Fifteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	3/11/2021	4.4

4.33	Form of 1.000% Senior Note due 2033 (included in Exhibit 4.32)	8-K	3/11/2021	4.5

4.34	Sixteenth Supplemental Indenture, dated as of May 17, 2021, between Equinix, Inc. and U.S. Bank	8-K	5/17/2021	4.2

4.35	Form of 1.450% Senior Note due 2026 (included in Exhibit 4.34)Form of 1.450% Senior Note due 2026 (included in Exhibit 4.34)	8-K	5/17/2021	4.3

4.36	Seventeenth Supplemental Indenture, dated as of May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee	8-K	5/17/2021	4.4

4.37	Form of 2.000% Senior Note due 2028 (included in Exhibit 4.36)	8-K	5/17/2021	4.5

4.38	Eighteenth Supplemental Indenture, dated May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee	8-K	5/17/2021	4.6

4.39	Form of 2.500% Senior Note due 2031 (included in Exhibit 4.38)	8-K	5/17/2021	4.7

4.40	Nineteenth Supplemental Indenture, dated May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee	8-K	5/17/2021	4.8

4.41	Form of 3.400% Senior Note due 2052 (included in Exhibit 4.40)	8-K	5/17/2021	4.9

4.42	Form of Registrant's Common Stock Certificate.	10-K	12/31/2014	4.13

10.1**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.2**	2000 Equity Incentive Plan, as amended.	10-K	12/31/2016	10.2

10.3**	2020 Equity Incentive Plan	DEF14A	4/27/2020	Appendix A

10.4**	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	10-Q	6/30/2014	10.5

10.5**	2019 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2019	10.29

10.6**	2019 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2019	10.30

10.7**	2019 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2019	10.31

10.8**	2020 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2020	10.19

10.9**	2020 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2020	10.20

10.10**	2020 Form of Time-Based Restricted Stock Agreement for Executives.	10-Q	3/31/2020	10.21

10.11**	2021 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2021	10.11

10.12**	2021 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2021	10.12

10.13**	2021 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2021	10.13

10.14**	2021 Equinix, Inc. Annual Incentive Plan.	10-Q	3/31/2021	10.14

10.15	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014.	10-Q	9/30/2014	10.67

10.16	Share Purchase Agreement with Digital Realty Trust, L.P., relating to the sale and purchase of shares in TelecityGroup UK LON Limited, Telecity Netherlands AMS01 AMS04 BV, Equinix Real Estate (TCY AMS04) B.V. and TelecityGroup Germany Fra2 GmbH, dated May 14, 2016.	10-Q	6/30/2016	10.55

10.17	Credit Agreement dated as of December 12, 2017 among Equinix, Inc. as Borrower, The Guarantors Parties (defined therein), Bank of America, N.A., as Administrative Agent, Lender and L/C issuer, Barclays Bank PLS, Goldman Sachs Bank USA, HSBC Securities (USA) Inc. ING Capital LLC, TD Securities (USA) LLC, and Wells Fargo Bank, National Association as Co-Documentation Agents, the Other Lenders Party (defined therein) and Bank of America, N.A., Citibank, N.A., JPMorgan Chase Bank, N.A., MUFG, and RBC Capital Markets as Joint Lead Arrangers and Joint Book Runners.	10-K	12/31/2017	10.40

10.18	Consent and First Amendment to Credit Agreement, dated as of June 28, 2018 by and among Equinix, Inc. as Borrower, the Guarantors (defined therein), the Lenders (as such term is defined in the Credit Agreement referred to therein), and BANK OF AMERICA, N.A., as Administrative Agent.	10-Q	8/8/2018	10.35

10.19	Second Amendment to Credit Agreement, dated as of July 26, 2018, by and between Equinix, Inc. as Borrower, the financial institutions defined therein, MUFG Bank, Ltd., as Technical Agent and Bank of America, N.A. as Administrative Agent, under that certain Credit Agreement dated December 12, 2017.	10-Q	8/8/2018	10.36

10.20	Third Amendment to Credit Agreement, dated as of April 26, 2019, by and among Equinix, Inc., Delaware corporation ("Equinix" or the "Borrower"), each "Lender" (as such term is defined in the Credit Agreement referred to therein) party hereto, and BANK OF AMERICA, N.A., as Administrative Agent, under that certain Credit Agreement dated December 12, 2017.	10-Q	6/30/2019	10.34

10.21	Credit Agreement dated April 15, 2020, by and among Equinix, as borrower, a syndicate of financial institutions, as lenders, MUFG Bank, Ltd.as administrative agent, and MUFG Union Bank, N.A., Sumitomo, Mitsui Banking Corporation, TD Securities (USA) LLC and Mizuho Bank, Ltd., as joint lead arrangers.	10-Q	6/30/2020	10.25

10.22**	Relocation Letter Agreement by and between Equinix, Inc. and Charles Meyers dated October 12, 2018.	10-K	2/22/2019	10.37

10.23**	Change in Control Severance Agreement between Equinix, Inc and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.25

10.24**	Change in Control Severance Agreement between Equinix, Inc and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.26

10.25**	Change in Control Severance Agreement between Equinix, Inc and Karl Strohmeyer dated October 3, 2019.	10-Q	9/30/2019	10.27

10.26**	Change in Control Severance Agreement between Equinix, Inc and Peter Van Camp dated October 3, 2019.	10-Q	9/30/2019	10.28

10.27**	Change in Control Severance Agreement between Equinix, Inc and Charles Meyers dated October 4, 2019.	10-Q	9/30/2019	10.29

10.28**	Change in Control Severance Agreement between Equinix, Inc and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.31

10.29**	Change in Control Severance Agreement between Equinix, Inc and Sara Baack dated October 3, 2019.	10-Q	9/30/2019	10.32

10.30**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Sara Baack dated October 3, 2019.	10-Q	9/30/2019	10.33

10.31**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Charles Meyers dated October 4, 2019.	10-Q	9/30/2019	10.34

10.32**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.36

10.33**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.37

10.34**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.38

10.35**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Karl Strohmeyer dated October 3, 2019.	10-Q	9/30/2019	10.39

10.36**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Peter Van Camp dated October 3, 2019.	10-Q	9/30/2019	10.40

10.37**	Separation Agreement and General Release of Claims between Equinix, Inc. and Sara Baack dated September 20, 2021				X

21.1	Subsidiaries of Equinix, Inc.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

EQUINIX, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.
Date: November 4, 2021
	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.37**	Separation Agreement and General Release of Claims between Equinix, Inc. and Sara Baack dated September 20, 2021

21.1	Subsidiaries of Equinix, Inc.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Document.

101. PRE	Inline XBRL Taxonomy Extension Presentation Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.