Form 10-K
period 2021-12-31
EQUINIX INC
filed 2022-02-18
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
Commission file number 001-40205
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $72.0 billion. As of February 17, 2022, a total of 90,721,039 shares of the registrant's common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the registrant's definitive proxy statement to be issued in conjunction with the registrant's 2022 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2021. Except as expressly incorporated by reference, the registrant's proxy statement shall not be deemed to be a part of this report on Form 10-K.

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
•Our business could be harmed by increased costs to procure power, prolonged power outages, shortages or capacity constraints.

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
•We may fail to achieve our environmental goals which may adversely affect public perception of our business and affect our relationship with our customers and our stockholders.

Risks Related to Certain Regulations and Laws, Including Tax Laws

•Changes in U.S. or foreign tax laws, regulations, or interpretations thereof, including changes to tax rates, may adversely affect our financial statements and cash taxes.
•Government regulation or failure to comply with laws and regulations may adversely affect our business.

Risks Related to Our Taxation as a REIT

•We have a number of risks related to our qualification as a real estate investment trust for federal income tax purposes ("REIT"), including the risk that we may not be able to maintain our qualification as a REIT which could expose us to substantial corporate income tax and have a materially adverse effect on our business, financial condition, and results of operations.
ITEM 1.    Business
Overview: Powering the World’s Digital Leaders
Equinix is the world's digital infrastructure companyTM. Digital leaders harness our trusted platform to bring together and interconnect the foundational infrastructure that powers their success. We enable our customers to access all the right places, partners and possibilities they need to accelerate their advantage. Platform Equinix® combines a global footprint of International Business Exchange™ ("IBX®") data centers in the Americas ("AMER"), Asia-Pacific ("APAC"), and Europe, the Middle East and Africa ("EMEA") regions, interconnection solutions, edge services, unique business and digital ecosystems and expert consulting and support. Equinix was incorporated on June 22, 1998 as a Delaware corporation and operates as a REIT for federal income tax purposes.
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
Our interconnected data centers around the world allow our customers to bring together and interconnect the infrastructure they need to fast-track their digital advantage. With Equinix, they can scale with agility, speed the launch of digital services, deliver world-class experiences and multiply their value. We enable them to differentiate by distributing infrastructure and removing the distance between clouds, users and applications in order to reduce latency and deliver a superior customer, partner and employee experience. The Equinix global platform, and the quality of our IBX data centers, interconnection offerings and edge services, have enabled us to establish a critical mass of customers. As more customers choose Platform Equinix for bandwidth cost and performance reasons, it benefits their suppliers and business partners to colocate in the same data centers and connect directly with each other. This adjacency creates a network effect that attracts new customers, continuously compounds our existing customers' value and enables them to capture further economic and performance benefits from our offerings.

In 2021, we opened nine new IBX data centers, opened six new xScaleTM data centers via our joint ventures, and entered three new markets resulting in an increase in our total number of IBX and xScale data center facilities to 240, which includes the MU4 and GN1 data centers which opened in January 2022. 2021 highlights include:
•New data center openings included nine new IBX sites in the following metros: Bordeaux, Frankfurt, Genoa, Milan, Munich, Osaka, Perth, Silicon Valley and Singapore, with Bordeaux and Genoa being new market entries.
•Six additional xScale sites opened in 2021 in Frankfurt, London, Osaka, Paris, Sao Paulo and Tokyo, bringing the total number of xScale data centers to eight. xScale data centers serve the needs of the growing hyperscale data center market, including the world's largest cloud service providers, and are engineered to meet the technical and operational requirements and price points of core hyperscale workload deployments. xScale data centers also offer access to our comprehensive suite of interconnection and edge services that tie into the hyperscale companies' existing access points at Equinix, thereby increasing the speed of connectivity to their existing and future enterprise customers. In xScale sites, hyperscale companies can consolidate core and access point deployments into one global provider to streamline and simplify their growth.
•In December, we announced our expansion into Africa through the planned acquisition of MainOne, a leading West African data center and connectivity solutions provider, with presence in Nigeria, Ghana and Côte d'Ivoire. The transaction has an enterprise value of $320 million and marks the first step in Equinix's long-term strategy to become a leading African carrier neutral digital infrastructure company. The acquisition is expected to close in Q2 of 2022, subject to the satisfaction of customary closing conditions including the requisite regulatory approvals.
•In September, we announced that we extended Platform Equinix into the strategic Indian market, following the completion of the acquisition of the India operations of GPX Global Systems, Inc. ("GPX India"). The $170.5 million transaction includes a fiber-connected campus in Mumbai with two data centers. The expansion into India is intended to unlock opportunities for Indian businesses expanding internationally and for multinational corporations pursuing growth and innovation in the Indian market.
•In June, we entered into an agreement to form another joint venture in the form of a limited liability partnership with GIC, Singapore’s sovereign wealth fund, to develop and operate additional xScaleTM data centers in Europe and the Americas (the “EMEA 2 Joint Venture”). In October, we also entered into an agreement to form a joint venture in the form of a limited liability partnership with PGIM Real Estate ("PGIM"), to develop and operate xScale data centers in Asia-Pacific (the "Asia-Pacific 2 Joint Venture"). Combined with our existing xScale joint ventures in Europe, Asia-Pacific and the Americas, these joint ventures will bring our global xScale data center portfolio to more than $7.5 billion across 34 facilities when completed and fully constructed.
•In June, we opened our first data center in Bordeaux, France ("BX1"). With direct fiber links to Equinix's International Business Exchange™ (IBX®) sites in Paris, this new facility will provide global businesses and local authorities located in the region with the ability to connect directly and securely to the world's digital economy, via comprehensive digital ecosystems. Increasing connectivity opportunities further, BX1 will provide a landing hub for the new submarine cable, AMITIE, which will link France to the United States and Great Britain, creating a new European gateway for data traffic between the United States and Europe.

•In March, we announced that Equinix Metal™ had significantly advanced its global scale, features and ability to enable as a service consumption of the full value of Platform Equinix®. With these new and enhanced capabilities, Equinix Metal customers can consume interconnected infrastructure with the control of physical hardware and the low overhead and developer experience of the cloud, helping them move faster in today's competitive environment. This announcement also included the expanded availability of Equinix Metal in 18 global metros, the addition of new networking features to support hybrid multicloud architectures, the certification of new software integrations on Equinix Metal and the launch of a managed appliance as a service solution.
Industry Trends: Large-scale global trends are driving a digital-first strategy
Digital transformation is changing where and how businesses deploy and deliver IT services to employees and is creating new digital business models for partners and customers. The convergence of these global trends and the impact of the ongoing COVID-19 pandemic have created additional pressure for many companies to transform. The collective influence of these trends is driving complexity and risk that must be addressed in multiple locations for companies to effectively compete in the global digital economy. These trends include:
•The Digital services trend is the continued digitizing of the back office to support digital business throughput. By 2022, 65% of global GDP will be digitalized, and most organizations will realize greater value by combining digitization and sustainability. This trend forces the need for a digital infrastructure optimized for proximity to, and interconnection with, networks and clouds. This in turn enables digital development with elastic scale and has contributed to a 3x increase in the multicloud, multiregion adoption rate over the last two years as businesses scale the digital core.
•The Digital participation trend is digitizing trade and accessing digital marketplaces (digital B2B commerce). By 2025, 75% of organization leaders will leverage digital platforms and ecosystem capabilities to adapt their value chains to new markets, industries and ecosystems. This forces the need for organizations to interconnect digital infrastructure with research communities, supply chains and marketplaces, which enables composable business models. The fifth annual Global Interconnection Index ("GXI"), a market study published by Equinix, shows that SaaS is now the largest IT spend line item as companies move to public and private SaaS alternatives. Organizations that fail to leverage cloud, SaaS or partner digital ecosystems have shown two to three times slower growth over the past two years.
•The Digital proximity trend means digitizing the front office for localized and personalized delivery—to customers, employees and operations where business happens, as well as digitizing the physical world for the physical infrastructure and operations intelligence needed to optimize commercial and environmental impact. Data shows that shifts in population and commerce centers will result in over 50% of new infrastructure being local by 2023, which will require a digital infrastructure in proximity to, and interconnecting, experiences, things (IoT) and intelligent operations.
These trends are accelerating the need for companies like Equinix who can provide a secure, agile global business platform that leverages digital interconnection—or private data exchange—to deliver real-time interactions around the world.
As part of their digital transformation, businesses in most industries are shifting their centralized IT infrastructures to the edge to bring digital services closer to users for better performance, which has become a significant driver of digital business value. To realize the full potential of the edge, IT organizations require greater interconnection bandwidth. Interconnection bandwidth is defined as the total capacity provisioned to privately and directly exchange traffic, with a diverse set of partners and providers, at distributed IT exchange points inside carrier-neutral colocation data centers. Private interconnection capacity between businesses, as reported in the GXI, is anticipated to grow at a compound annual growth rate of 44% by 2024, reaching 21,485+ terabits per second of data exchanged annually.

Worldwide Interconnection Bandwidth Capacity Growth (2020 - 2024) in Terabits per Second (Tbps)
Source: GXI Volume 5
Equinix Business Proposition: To be the platform where the world comes together, enabling the innovations that enrich our work, life and planet
In 2021, we continued to build new data center, interconnection and edge services capabilities to further our vision to power the world’s digital leaders. On Platform Equinix, digital leaders can reach the most strategic global markets with the largest ecosystem of digital partners, with infrastructure that assembles and deploys virtually in minutes. We offer a comprehensive, integrated suite of data center, interconnection, edge services and products to over 10,000 enterprise and service provider customers worldwide.
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
•International Business ExchangeTM Data Centers consist of more than 230 IBX vendor-neutral colocation data centers worldwide, providing our customers with secure, reliable and robust environments (including space and power) that are necessary to aggregate and distribute information and connect digital and business ecosystems globally. IBX data centers provide access to vital ecosystems where enterprises, network, cloud and SaaS providers, and business partners, directly and securely interconnect to each other.
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
Interconnection Solutions
Our interconnection solutions connect businesses directly, securely and dynamically within and between our data centers across our global platform. Our interconnection solutions are typically billed based on the outbound connections from a customer and generate MRR.
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
•Fiber Connect provides dark fiber links between customers and partners in multiple Equinix IBX data centers. Fiber Connect enables fast, convenient and affordable integration with partners, customers and service providers across the global Equinix digital ecosystem. It supports highly reliable, extremely low-latency communication, system integration and data exchange.
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
•Equinix Precision Time™ provides secure Precision Time Protocol ("PTP") and Network Time Protocol ("NTP") Time as a service for distributed enterprise applications on Platform Equinix®. The service uses redundant and strategically located equipment and the high-performance network backbone of Equinix

Fabric™ to deliver secure, reliable and precise time synchronization. Customers gain access to the product portal, allowing them to provision, manage and monitor their service.
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
Competition
While a large number of enterprises and service providers, such as hyperscale cloud service providers, own their own data centers, we believe the industry is shifting away from single-tenant solutions to outsourcing some or all of their IT housing and interconnection requirements to third party facilities, such as those operated by us.
Historically, the outsourcing market was served by large telecommunications carriers who bundled their products and services with their colocation offerings. The data center market landscape has evolved to include private and vendor-neutral MTDC providers, hyperscale cloud providers, managed infrastructure and application hosting providers, and systems integrators. It is estimated that Equinix is one of more than 2,200 companies that provide MTDC offerings around the world. The global MTDC market is highly fragmented. Each of these data center solutions providers can bundle various colocation, interconnection and network offerings and outsourced IT infrastructure solutions. We believe that this outsourcing trend has accelerated and is likely to continue to accelerate in the coming years, especially in light of the movement to digital business as a result of the ongoing COVID-19 pandemic.
Equinix is differentiated in this market by being able to offer customers a global platform that reaches 27 countries and contains the industry’s largest and most active ecosystem of partners in our sites. This ecosystem creates a “network effect” which improves performance and lowers cost for our customers and is a significant source of competitive advantage for Equinix.
Customers
Our customers include telecommunications carriers, mobile and other network services providers, cloud and IT services providers, digital media and content providers, financial services companies, and global enterprise ecosystems in various industries. We provide each company access to a choice of business partners and solutions based on their colocation, interconnection and managed IT service needs, and delivered 99.999% operational uptime across our global data centers in 2021. As of December 31, 2021, we had over 10,000 customers worldwide. No one customer made up 10% or more of our total business revenues for the year ended December 31, 2021.

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
Human Capital
As of December 31, 2021, we had 10,944 employees worldwide with 5,056 based in the Americas, 3,611 based in EMEA and 2,277 based in APAC. Of those employees, 4,693 employees were in engineering and operations, 1,855 employees were in sales and marketing and 4,396 employees were in management, finance and administration. As of December 31, 2021, approximately 74% of our workforce identified as men and approximately 25% identified as women. Women's representation in leadership (VP and above) increased from 28% to 31% year-over-year.
At Equinix, we strive to build a culture where every employee, every day, can say “I’m Safe, I Belong and I Matter” and where our workforce, at all levels, reflects and represents the communities in which we operate. Our objective is to continue to make our culture a critical competitive advantage, engaging every leader and every employee in the process. To ensure we are upholding our core corporate values and making progress towards our aspirational goals, we monitor employee satisfaction through a quarterly pulse survey, which is one of our listening mechanisms. In 2021, employee satisfaction scores ranged between 82 - 84 out of a 100 each quarter. We recognize that attracting, developing and retaining talent at all levels is vital to continuing our success and offer industry competitive compensation and benefits, along with development opportunities to help every employee achieve their full potential. The virtual recruiting environment necessitated by the global pandemic has created new opportunities for Equinix to find talent. We have benefited from new talent sourcing programs such as our global new-to-career programs as well as a pathways program to enable career transition for veterans and women returning to the workforce. In 2021, we continued to enhance our portfolio of development programs for our employees and introduced a system-enabled approach to goal setting and development planning to drive objectivity and achievement. We also continued to offer development tools and opportunities to our employees such as online learning, manager training, professional coaching and 360 degree assessments for eligible employees.

We are integrating a focus on diversity, inclusion and belonging ("DIB") into every aspect of how we run our business. In 2020, we embarked on a multi-year DIB strategy with governance through a DIB Council chaired by our CEO and CHRO, and in partnership with our Sustainability Program Office, that oversees our progress on environmental, social and governance ("ESG") matters. Our DIB strategy focuses on attracting, retaining and developing a diverse, global workforce; building leadership capability; and empowering our people to bring DIB to life. We are focused on creating multiple pathways to reach new talent from diverse communities. In 2021, we forged partnerships and invested in tools and systems to grow and support our inclusive hiring practices and made updates to our recruitment marketing to reach a wider candidate pool more effectively. We also embedded diversity and inclusive competencies and behaviors in our leadership profiles and added coaching tools as well as manager training on leading inclusive teams to our development program. Our Equinix Employee-led Connection Networks ("EECNs") are integral to our DIB strategy and play an important role in creating belonging and advocating for the needs and goals of communities with common identities, cultures or backgrounds. Each of our nine EECNs represents an identity/community that has faced historical discrimination or shares unique challenges. We recognize that creating the best workplace and culture we can requires a global effort with localized awareness and approaches. Late in 2020, we launched WeAreEquinix employee teams empowered to create, localize and promote purpose, inclusion and belonging for their locations across the world. Through live and virtual events, campaigns, and collaboration with the business, these volunteer leaders bring local opportunities to engage in the following areas: Wellbeing, Green and Sustainability, Community Impact, Fun and Creativity, Diversity, Inclusion and Belonging, and Employee Networks. We currently have WeAreEquinix teams in 15 locations.
In 2021, we launched our “I Matter” initiative to enable employees to voluntarily self-identify by adding their data across dimensions of diversity, including race/ethnicity, sexual orientation, gender identity, and disability in accordance with country regulations so that we may better understand the global employee experience.
Equinix representatives have joined the G100 Talent Consortium Task Force on Racial Inequity in Business to consider core inequity issues, including anti-racism, bias, and hiring and promotability practices, in order to develop tangible best practices that companies can use as guide rails to increase representation and career mobility for black, indigenous and people of color ("BIPOC") employees. In 2021, we hosted a Days of Understanding event as part of an initiative of CEO ACT!ON, a pledge Equinix has taken along with hundreds of other companies to embrace difference in our organizations, educate our people and build more inclusive cultures inside and outside of our workplaces. As part of this partnership, three Equinix employees joined ACT!ON’s inaugural two-year fellowship program focused on identifying, developing, and promoting scalable and sustainable policies and corporate best practices that address systemic racism and social injustice to improve societal wellbeing. Equinix also joined the Alliance for Global Inclusion, a coalition of global organizations working together to bring inclusivity and full equity to the workplace. Finally, in 2021 Equinix partnered with McKinsey to provide leadership development to our Black/African American leaders through the Black Leadership Academy.
Our Community Impact program promotes connection and belonging, and enables employees to give back, with the support of Equinix, to the communities in which we work and live. In 2021, our employees volunteered at approximately 2,230 nonprofits worldwide.
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
In a year again disrupted by the unprecedented global pandemic caused by COVID-19, we continued a number of precautionary measures in line with our business continuity and pandemic plans to minimize the risk of operational impacts and to protect the health and safety of employees, customers, partners and our communities. During the pandemic, we have focused on a careful, safe and responsible opening of our offices based on guidance from health experts and other leaders from around the world. As we look forward to the future of work, and more importantly amplifying Equinix’s vibrant culture, we are providing flexible, hybrid work opportunities in many roles, enhanced collaboration technologies for everyone, and activity-based workspaces at home or onsite. We recognize that the new normal will require changing behaviors. As such, we are providing learning opportunities and best practices to ensure our meetings, events and work sessions are inclusive and equitable for virtual and in-person participation. Employee well-being has been central to these efforts, driven globally through offerings such as health programs, ergonomic support, technology reimbursements, and wellness days.

We believe that all of these programs and initiatives support our human capital goals, align with our company culture, and increase employee satisfaction.
Sustainability
At Equinix, our Future First sustainability strategy rallies our people and partners to envision a better future and then do what it takes to make it happen. As the world’s digital infrastructure leader, we have the responsibility to harness the power of technology to create a more accessible, equitable and sustainable future. The ESG initiatives comprising our Future First strategy focus on the material issues that have the greatest impact on our stakeholders and our business. We continue to progress on our sustainability goals and look to build a business and world that reflects our purpose to bring the world together on our platform to create the innovations that will enrich our work, life and planet. We document our ESG progress in our Annual Report as well as in the annual Corporate Sustainability Report located on our sustainability website: sustainability.equinix.com.
In 2021, we committed to becoming climate neutral across our global operations by 2030 and set a validated science-based target (“SBT”) for emissions reduction across our global operations and supply chain. Our climate commitments are a critical step to ensure that we continue to advance investments and innovations to reduce greenhouse gas ("GHG") emissions and keep global warming to 1.5 degrees Celsius in alignment with the Paris Climate Agreement.
As a part of our Future First sustainability strategy, we published an Environmental Sustainability and Global Climate Change Policy in 2021 to detail our approach and practices related to the environment, climate change, resource efficiency and reporting. In alignment with our strategy and policy, we are also evaluating our material climate change risks and opportunities based on the recommendations of the Task Force on Climate Related Financial Disclosures (“TCFD”). We are continuing our work to embed climate change risk management into our business where relevant.
Environmental Performance
Equinix was the first data center company to commit to a long-term goal of 100% renewable energy across our global portfolio. We use local renewable energy sources where possible, seek new or recently built renewable sources and advocate for favorable renewable energy policies. In the U.S., we purchase more than 2.3 million megawatt-hours (MWh) of green power annually from a portfolio of renewable energy projects, including 225 MW of wind power under long-term virtual power purchase agreements (VPPAs) located in Texas and Oklahoma. In 2020, over 90% of our global electricity consumption, and 100% of U.S. electricity consumption, was covered by renewable energy sources.
We are committed to transparently measuring and reporting our global carbon footprint across direct (Scope 1), indirect energy (Scope 2) and indirect value chain (Scope 3) emissions. Since 2015, we have achieved a 50% reduction in GHG emissions on an absolute basis (Scope 1 and Scope 2 market-based metric tons of carbon dioxide-equivalent (mtCO2e)), even as the company doubled its footprint in both energy consumption and number of sites. In 2021, CDP, a global non-governmental organization dedicated to helping investors and companies measure and manage their climate risks, recognized our commitments, actions and progress on climate change.

We received an 'A-' CDP leadership score for climate action and annual disclosures within the CDP Climate Change survey.
We are leveraging technology and innovation to encourage commercialization of solutions that will enable the “Data Center of the Future”. To support our ongoing sustainability initiatives and commitment to innovation, we issued green bonds totaling $1.4 billion in 2020 and an additional $2.3 billion in 2021. Our Green Finance Framework aligns our sustainability commitments with our long-term financing needs and highlights our pipeline of green projects and data center innovations. In 2021, we allocated $2.9 billion in net proceeds to finance or refinance, in whole or in part, ongoing and new projects in categories of green buildings, renewable energy and energy efficiency.
We are committed to advancing environmental progress across other areas of our operations. While energy usage, specifically electricity, is our largest environmental impact, to address the growing importance of water within our operations, we launched a Sustainable Water Management Program in 2021. We consider the consumption of water in the design and operation of our facilities and are developing a coordinated global approach to water measurement and management. Through our efforts to establish the European Climate-Neutral Data Centre Operator Pact in 2021, Equinix and the EU data center industry have also committed to advancing initiatives beyond renewable energy and energy efficiency, including water efficiency, waste reduction, and circular economy principles.
Sustainability Accounting Standards Board ("SASB") Disclosures
SASB published the Sustainability Accounting Standard ("Standard") for the Real Estate Industry in October 2018. We have aligned our SASB disclosures with the Real Estate Standard to enhance corporate disclosure around ESG performance. In our comprehensive disclosures in our annual Corporate Sustainability Report we also document our progress against metrics as outlined in other frameworks such as the Global Reporting Initiative ("GRI"), UN Sustainable Development Goals ("SDGs") and TCFD. The following tables detail our energy metrics, aligned with the SASB Real Estate Standard. We intend to expand our reporting around the Real Estate Standard in the coming years.
The following metrics represent our colocation facilities performance in the calendar years specified. Energy, renewable energy and GHG emissions are independently assured to ISO 14064-3:2006 Standards for the quantification and reporting of GHG emissions (Scope 1, 2 and 3). Calendar year data for 2021 will become available in Q2 2022 and published in our annual Corporate Sustainability Report located on our sustainability website.
Energy Management: Energy Consumption

Year	Energy Consumption Data as a % of Floor Area	Total Energy Consumed by Portfolio Area with Data Coverage (MWh)(1)	Like-for-Like Change in Energy Consumption of Portfolio Area with Data Coverage (MWh)(2)	Grid Electricity Consumption as a % of Energy Consumption	Energy Consumption from Renewable Sources(3) (kWh)	Renewable Energy as a % of Energy Consumption (4)	Like-for-Like Change in Energy Consumption from Renewable Sources of Portfolio Area with Data Coverage (MWh) (2) (3)	Renewable Energy as a % of Electricity Consumption
2019(5)(6)	94.9%	5,711,000	N/A	94.4%	5,168,000	91%	N/A	91%
2020(7)(8)	95.8%	6,432,000	6.2%	93.2%	5,695,000	89%	5.3%	91%

(1)The scope of energy includes: energy used onsite (natural gas, diesel, chilled water), energy procured (purchased electricity, electric power from fuel cells under power purchase agreements).
(2)Like-for-like computed for stabilized asset list for the overlapping list of sites designated as stabilized in 2019 and 2020.
(3)Excludes renewable energy inherently supplied by the standard utility grid mix. Equinix buys renewable energy for the entire electricity consumption of sites including customer and overhead load. The instruments used include: Renewable Energy Certificates (RECs) from Virtual Power Purchase Agreements (VPPAs), RECs, International RECs (I-RECs), Guarantees of Origin (GOOs) and Renewable Energy Guarantees of Origin (REGOs) from suppliers, green tariffs and bundled contracts.

(4)Equinix's global renewable energy percentage reported for RE100 and CDP was 91%, which is comprised of 5,844 GWh of renewables out of 6,427 GWh of electric power consumption. The discrepancy in the totals arises from non-IBX data center sites' energy usage and non-electric power energy consumption
(5)2019 portfolio coverage excludes xScaleTM sites: PA8x, LD13x.
(6)2019 portfolio coverage excludes reseller sites: DA99, JK1, OS99, SH1.
(7)Recently constructed or acquired sites for which no utility data is available are excluded from the 2020 SASB metrics reporting boundary. These include certain data centers in AMER (DC21) and EMEA (MC1). Reseller sites are also excluded in the energy metrics (OS99, SH1).
(8)2020 portfolio coverage excludes xScaleTM sites: LD10x, LD13x, FR11x, SP5x, PA8x.
Energy Management: Green Building Ratings
Our environmental efforts aim to deliver meaningful and measurable progress against sustainability goals that positively impact our customers, partners, investors and employees. Our data centers are designed with high operational standards and energy efficiency in mind. Our data centers are planned holistically to incorporate the needs of our communities and we aim to minimize the use of all resources in our operations. We evaluate cost-efficient opportunities to enhance energy efficiency and buy renewable energy for existing or acquired sites.
We are protecting our planet's resources by pioneering green data center innovations and building and operating energy-efficient data centers around the world. Our Energy Efficiency Center of Excellence is driving a global approach to cooling our existing data centers more efficiently. The program engages customers to manage their implementations more sustainably at our facilities, leading to overall improved site efficiencies.
We certify our data centers to numerous green buildings and energy management certifications and schemes. These include USGBC LEED green buildings certifications, ISO 14001:2015 Environmental Management Standard, ISO 50001:2011 Energy Management Standard, BCA Green Mark, U.S. EPA Energy Star for Data Centers and others.
Data centers receiving green building ratings in 2020 and 2021 covered 1.1 million gross sq. ft. While we have additional certifications that are pending final submissions, the following new sites received ratings in 2020 or 2021:

Data Center	Metro Area	Rating Scheme	Level Achieved
DA11	Dallas, Texas	LEED	Silver
DC15	Washington, DC	Green Globes	3 Globes
SV11	Silicon Valley, California	LEED	Silver
SG4	Singapore	BCA Green Mark	GoldPlus
SG5	Singapore	LEED	Pending
ML5	Milan, Italy	LEED	Pending
In 2021, we had 16.8 million gross sq. ft., or 71% of our global footprint, in operation with green buildings and energy management certifications. Within the U.S., we had 3.7 million gross sq. ft., or 43% of our footprint, under certification, including 0.3 million of gross sq. ft., or 3% of U.S. footprint, having achieved U.S. EPA Energy Star for Data Centers. We are currently evaluating enrolling additional sites in the Energy Star program. We disclose these and other site-level details about our data centers on our sustainability website.

Year	Total Gross sq. ft. (million)	Area of Eligible Portfolio with Green Building Rating (million sq. ft.)(1)	Eligible Portfolio with Green Building Rating (%)
Global Total through 2021	23.8	16.8	71%
U.S. Total through 2021	8.5	3.7 (LEED and Energy Star) 0.3 (Energy Star)(2)	43% (LEED and Energy Star) 3% (Energy Star)

(1)Ratings included in our totals: ISO 50001 Energy Management, ISO 14001 Environmental Management, LEED green buildings certifications, U.S. Environmental Protection Agency Energy Star for Data Centers, BCA Green Mark, NABERS and Green Globes.
(2)We are currently evaluating our approach to U.S. EPA Energy Star for Data Centers. In 2020, two sites received Energy Star for Data Centers recognition, representing 3% of our U.S. portfolio. In contrast, our U.S. portfolio has 18 LEED-certified data centers or 32% of the U.S. portfolio by gross square footage.

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

The COVID-19 pandemic has contributed to certain global supply chain disruptions including the supply of certain construction materials and has contributed to overall inflation. While we do not expect the construction delays and supply chain disruptions that we are currently experiencing to have a material effect on us at this time, additional disruptions because of the ongoing COVID-19 pandemic could occur. Additional or unexpected disruptions could cause construction delays or significantly affect the cost of our planned expansion projects in the future. Significant construction delays and increases in costs because of the supply chain disruptions could interfere with our ability to meet commitments to customers who have contracted for space in new IBX data centers under construction and could have a material impact on our business. While we have received "essential business" permits for construction in some jurisdictions, these classifications may not extend to the construction of new IBX data centers in all of our jurisdictions. We are also reliant on third party construction labor to build and expand our IBX data centers, to which we may not have access due to the ongoing COVID-19 pandemic. We rely on materials, products and manufacturing from regions of the world which are impacted by the pandemic and supply chain disruptions. While we have invested in creating a material inventory to mitigate global increases in raw materials, energy and labor prices, it may not be sufficient and ongoing delays, difficulty finding replacement products and continued high inflation could affect our business and growth.

Although currently stayed while being litigated in U.S. courts, U.S. Presidential Executive Order (EO 14042) requires companies that do business with the U.S. Federal government (“Government Contractors”) to implement a mandate for all their U.S. employees to be fully vaccinated against COVID-19 (the “US Vaccine Mandate”). As a Government Contractor, we will be required to comply with the US Vaccine Mandate if it or a similar vaccine mandate for Government Contractors goes into effect. We do not anticipate the US Vaccine Mandate to have a material negative effect on our business even if it goes into effect, but if we experience more employee turnover than we expect or if similar mandates are required in other regions, we could experience disruptions to certain functions and employee satisfaction could be affected.

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

Despite our efforts to protect against cyber-attacks, we are not fully insulated from these types of security breaches, and such an attack could adversely impact our competitiveness and results of operations. In September 2020, we discovered ransomware on certain of our internal systems, encrypting files and holding them for ransom. Our teams responded quickly to address the incident and notified law enforcement, and after a thorough review of the incident by our management and experts retained to assist in this incident, the investigation was closed as of October 14, 2020. Our IBX data centers and our service offerings, including managed services, remained fully operational during the attack and the incident did not affect our ability to support our customers. We further believe that we were able to contain the incident and that the resolution will prevent the release of any data associated with this attack. While the event has been resolved and has not caused a material disruption to our systems nor resulted in any material costs to us, we are also working to protect against any future attacks. We will continue to face risks associated with unauthorized access to our computer systems, loss or destruction of data, computer viruses, ransomware, malware, distributed denial-of-service attacks or other malicious activities. These threats may result from human error, equipment failure, fraud or malice on the part of employees, vendors or third parties. As techniques used to breach security change frequently and are generally not recognized until launched against a target, we may not be able to promptly detect that a cyber breach has occurred, or implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. Because of the ongoing COVID-19 pandemic, many of our non-IBX employees are working from home and could potentially be exposed to new security risks or attempted breaches because of these new work environments. Our adaptation to a hybrid working model that includes both work from home and in an office could continue to expose us to new security risks. A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate either our proprietary information or the personal information of our customers or our employees, or cause interruptions or malfunctions in our operations or our customers' operations. As we provide assurances to our customers that we provide a high level of security, such a compromise could be particularly harmful to our brand and reputation. We may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security. Any breaches that may occur in the future could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, damage relating to loss of proprietary information, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and results of operations. We maintain insurance coverage for cyber risks, but such coverage may be unavailable or insufficient to cover our losses.

We offer professional services to our customers where we consult on data center solutions and assist with implementations. We also offer managed services in certain of our foreign jurisdictions outside of the U.S. where we manage the data center infrastructure for our customers. The access to our clients' networks and data, which is gained from these services, creates some risk that our clients' networks or data will be improperly accessed. We may also design our clients' cloud storage systems in such a way that exposes our clients to increased risk of data breach. If we were held responsible for any such breach, it could result in a significant loss to us, including damage to our client relationships, harm to our brand and reputation, and legal liability.

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

Our business depends on providing customers with highly reliable solutions. We must safeguard our customers' infrastructure and equipment located in our IBX data centers and ensure our IBX data centers and non-IBX offices remain operational at all times. We own certain of our IBX data centers, but others are leased by us, and we rely on the landlord for basic maintenance of our leased IBX data centers and office buildings. If such landlord has not maintained a leased property sufficiently, we may be forced into an early exit from the center which could be disruptive to our business. Furthermore, we continue to acquire IBX data centers not built by us. If we discover that these buildings and their infrastructure assets are not in the condition we expected when they were acquired, we may be required to incur substantial additional costs to repair or upgrade the IBX data centers. Newly acquired data centers also may not have the same power infrastructure and design in place as our own IBX data centers. These legacy designs could require upgrades in order to meet our standards and our customers’ expectations. Until the legacy systems are brought up to our standards, customers in these legacy IBX data centers could be exposed to higher risks of unexpected power outages. We have experienced power outages because of these legacy design issues in the past and our customers could experience these in the future.

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

We have been investing heavily in our back-office information technology systems and processes for a number of years and expect such investment to continue for the foreseeable future in support of our pursuit of global, scalable solutions across all geographies and functions that we operate in. These continuing investments include: 1) ongoing improvements to the customer experience from initial quote to customer billing and our revenue recognition process; 2) integration of recently-acquired operations onto our various information technology systems; and 3) implementation of new tools and technologies to either further streamline and automate processes, or to support our compliance with evolving U.S. GAAP. Our finance team is also working on a multi-year project to move the backbone of our finance systems to the cloud. As a result of our continued work on these projects, we may experience difficulties with our systems, management distraction and significant business disruptions. For example, difficulties with our systems may interrupt our ability to accept and deliver customer orders and may adversely impact our overall financial operations, including our accounts payable, accounts receivables, general ledger, fixed assets, revenue recognition, close processes, internal financial controls and our ability to otherwise run and track our business. We may need to expend significant attention, time and resources to correct problems or find alternative sources for performing these functions. All of these changes to our financial systems also create an increased risk of deficiencies in our internal controls over financial reporting until such systems are stabilized. Such significant investments in our back-office systems may take longer to complete and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and there is a risk of an impairment charge if we decide that portions of these projects will not ultimately benefit us or are de-scoped. Finally, the collective impact of these changes to our business has placed significant demands on impacted employees across multiple functions, increasing the risk of errors and control deficiencies in our financial statements, distraction from the effective operation of our business and difficulty in attracting and retaining employees. Any such difficulties or disruptions may adversely affect our business and results of operations.

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

The global multi-tenant data center market is highly fragmented. It is estimated that we are one of more than 1,200 companies that provide these offerings around the world. We compete with these firms which vary in terms of their data center offerings. We must continue to evolve our product strategy and be able to differentiate our IBX data centers and product offerings from those of our competitors.

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

In 2020, we also acquired Packet Host, Inc. ("Packet"), a bare metal automation company to facilitate a new hardware product offering for us and we expect to continue to consider other new product offerings for our customers. Hardware solutions are a new market area for us which can bring challenges and could harm our business if not executed in the time or manner that we expect. While we believe this new product offering and others we may implement in the future will be desirable to our customers and will complement our other offerings on Platform Equinix, we cannot guarantee the success of this product or any other new product offering.

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
•increased costs of power;
•changes in general economic conditions, such as those stemming from pandemics or other economic downturns, or specific market conditions in the telecommunications and internet industries, any of which could have a material impact on us or on our customer base;
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
•the timing and magnitude of other operating expenses, including taxes, expenses related to the expansion of sales, marketing, operations and acquisitions, if any, of complementary businesses and assets; the cost and availability of adequate public utilities, including electricity;
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

As of December 31, 2021, our retained earnings were $2.3 billion. Although we have generated net income for each fiscal year since 2008, except for the year ended December 31, 2014, we are currently investing heavily in our future growth through the build out of multiple additional IBX data centers, expansions of IBX data centers and acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as transaction costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover the additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing, we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Additionally, as a Government Contractor, we could be subject to additional orders and laws such as the US Vaccine Mandate which could have a material adverse effect on our employee satisfaction and our business.

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

Our business could be harmed by increased costs to procure power, prolonged power outages, shortages or capacity constraints.

Any power outages, shortages, capacity constraints or significant increase in the cost of power may have an adverse effect on our business and our results of operations.

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

We are currently experiencing inflation and volatility pressures in the energy market globally. In particular, current dislocation in the Singapore power market has resulted in Equinix having to buy power at extremely elevated spot rates and this ongoing price volatility impacted elements of our 2022 financial projections. Various macroeconomic factors are contributing to the instability and global power shortage including the COVID-19 pandemic, severe weather events, governmental regulations, government relations and inflation. The price for power in many of the countries in which we operate has seen significant increases in recent months, and it is unclear when the markets will stabilize. While we have aimed to minimize our risk exposure related to power procurement in Singapore and globally via hedging, conservation, and other efficiencies, we expect the cost for power to continue to be volatile and unpredictable and subject to inflationary pressures. We believe we have made appropriate estimates for these costs in our forecasting but the unpredictable energy market at this time could materially affect our financial forecasting, results of operations and financial condition.

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

In order to sustain our growth in certain of our existing and new markets, we may have to expand an existing data center, lease a new facility or acquire suitable land, with or without structures, to build new IBX data centers from the ground up. Expansions or new builds are currently underway, or being contemplated, in many of our markets. These construction projects expose us to many risks which could have an adverse effect on our results of operations and financial condition. The ongoing COVID-19 pandemic, supply chain issues and inflation have exacerbated many of these construction risks and created additional risks for our business. Some of the risks associated with construction projects include:

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
•delays in site readiness leading to our failure to meet commitments made to customers planning to expand into a new build; and
•unanticipated customer requirements that would necessitate alternative data center design, making our sites less desirable or leading to increased costs in order to make necessary modifications or retrofits.

We are currently experiencing rising construction costs which reflect the increase in cost of labor and raw materials, supply chain and logistic challenges, and high demand in our sector. While we have invested in creating a material inventory to mitigate supply chain issues and inflation, it may not be sufficient and ongoing delays, difficulty finding replacement products and continued high inflation could affect our business and growth and could have a material effect on our business. Additional or unexpected disruptions to our supply chain or inflationary pressures could significantly affect the cost of our planned expansion projects and interfere with our ability to meet commitments to customers who have contracted for space in new IBX data centers under construction.

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

Over the last several years, we have completed numerous acquisitions, including most recently that of GPX Global System's, Inc.'s India operations in September 2021, certain data centers from BCE Inc. ("Bell") in Canada in the fourth quarter of 2020, Packet in March 2020, and three data centers from Axtel S.A.B. de C.V. ("Axtel") in Mexico in January 2020. In 2021 we also announced our intention to acquire MainOne, a leading West African data center and connectivity solutions provider, with operations in Nigeria, Ghana and Côte d'Ivoire. We expect to make additional acquisitions in the future, which may include (i) acquisitions of businesses, products, solutions or technologies that we believe to be complementary, (ii) acquisitions of new IBX data centers or real estate for development of new IBX data centers; (iii) acquisitions through investments in local data center operators; or (iv) acquisitions in new markets with higher risk profiles. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, many of which could be exacerbated by the ongoing COVID-19 pandemic, including:

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

Certain sites that are intended to be utilized in Joint Ventures require investment for development. The success of these Joint Ventures will depend, in part, on the successful development of the data center sites, and we may not realize all of the anticipated benefits. Such development may be more difficult, time-consuming or costly than expected and could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact our business, financial condition and results of operations. Additionally, if it is determined these sites are no longer desirable for the Joint Ventures, we would need to adapt such sites for other purposes.

We may not realize all of the anticipated benefits from our Joint Ventures. The success of these Joint Ventures will depend, in part, on the successful partnership between Equinix and our JV partners. Such a partnership is subject to risks as outlined below in our risk factor related to new joint ventures, and more generally, to the same types of business risks as would impact our IBX data center business. A failure to successfully partner, or a failure to realize our expectations for the Joint Ventures, could materially impact our business, financial condition and results of operations. These Joint Ventures could also be negatively impacted by development and construction delays, including those resulting from the ongoing COVID-19 pandemic.

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
•our joint venture partners may take actions unrelated to our business agreement but which reflect poorly on us because of our joint venture;
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

For the years ended December 31, 2021, 2020 and 2019, we recognized approximately 61%, 59% and 58%, respectively, of our revenues outside the U.S. We currently operate outside of the U.S. in Canada, Mexico, South America, Asia-Pacific, and EMEA.

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
•unexpected changes in regulatory, tax and political environments such as the United Kingdom's withdrawal from the European Union ("Brexit"), the Hong Kong national security law, and the current trade war between the U.S. and China;
•our ability to secure and maintain the necessary physical and telecommunications infrastructure;
•compliance with anti-bribery and corruption laws;
•compliance with economic and trade sanctions enforced by the Office of Foreign Assets Control of the U.S. Department of Treasury;
•compliance with changing laws, policies, and requirements related to sustainability;
•compliance with evolving governmental regulation with which we have little experience; and
•compliance with evolving and varied regulations related to the ongoing COVID-19 pandemic and related vaccine mandates.

Geo-political events, such as the ongoing COVID-19 pandemic, Brexit, the Hong Kong national security law, the trade war between the U.S. and China and Russian and Ukraine tensions, may increase the likelihood of the listed risks to occur and could have a negative effect on our business domestically or internationally. With respect to Brexit, it is possible that the level of economic activity in the United Kingdom and the rest of Europe will be adversely impacted and that we will face increased regulatory and legal complexities in these regions which could have an adverse impact on our business and employees in EMEA and could adversely affect our financial condition and results of operations. In addition, compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include the General Data Protection Regulation ("GDPR") and other data privacy laws and requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, economic and trade sanctions, U.S. laws such as the Foreign Corrupt Practices Act and local laws which also prohibit corrupt payments to governmental officials. With respect to the current trade war between the U.S. and China, we have several customers in China named in restrictive executive orders by the previous U.S. administration that are currently covered by a freeze issued by the current U.S. administration or currently enjoined from enforcement subject to pending litigation. If Equinix is required to cease business with these companies, or additional companies in the future, our revenues could be adversely affected. Violations of any of these domestic or international laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our offerings in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and results of operations. Our success depends, in part, on our ability to anticipate and address these risks and manage these difficulties.

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
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of December 31, 2021, our total indebtedness (gross of debt issuance cost, debt discount, and debt premium) was approximately $13.9 billion, our stockholders' equity was $10.9 billion and our cash and cash equivalents totaled $1.5 billion. In addition, as of December 31, 2021, we had approximately $1.9 billion of additional liquidity available to us from our $2.0 billion revolving credit facility. In addition to our substantial debt, we lease many of our IBX data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of December 31, 2021, we recorded operating lease liabilities of $1.3 billion, which represents our obligation to make lease payments under those lease arrangements.
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

Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. In October 2020, we established an "at the market" equity offering program (the "2020 ATM Program") in the amount of $1.5 billion under which we may, from time to time, issue and sell shares of our common stock to or through sales agents up to established limits. As of December 31, 2021, we had $1.0 billion available for sale under the 2020 ATM Program. We expect to refresh our ATM program periodically, which could lead to additional dilution for our stockholders in the future. We may also seek authorization to sell additional shares of common stock through other means which could lead to additional dilution for our stockholders. Please see Note 12 within the Consolidated Financial Statements of this Annual Report on Form 10-K for sales of our common stock under our ATM programs.

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

Regulation of GHG emissions could increase the cost of electricity by reducing amounts of electricity generated from fossil fuels, by requiring the use of more expensive generating methods, by requiring capture, management or reduction of GHG emissions, or by imposing taxes or fees upon electricity generation or use. There has been interest in the U.S. Congress and in countries where we operate abroad in addressing climate change. In the U.S., we believe there is a likelihood that new regulations or legislation will be proposed and potentially enacted that would seek to limit carbon dioxide emissions and the use of fossil fuels. Past legislative proposals to address climate change have included measures ranging from "carbon taxes," to tax credits, to federally imposed limitations on GHG emissions. The course of future legislation and regulation in the U.S. and abroad remains difficult to predict and the potential increased costs associated with GHG regulation or taxes cannot be estimated at this time.

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

U.S. and global environmental regulations are expected to continue to change and evolve and may impose upon us new or unexpected costs. Concern about climate change in various jurisdictions may result in more stringent laws and regulatory requirements regarding emissions of carbon dioxide or other GHGs. Restrictions on carbon dioxide or other GHG emissions could result in significant increases in operating or capital costs, including higher energy costs generally, and increased costs from carbon taxes, emission cap and trade programs and renewable portfolio standards that are imposed upon our electricity suppliers. These higher energy costs, and the cost of complying across our global platform, or of failing to comply with these and any other climate change regulations, may have an adverse effect on our business and our results of operations.

We may fail to achieve our environmental change goals which may adversely affect public perception of our business and affect our relationship with our customers and/or our stockholders.

We have prioritized sustainability and have established long term goals of using 100% clean and renewable energy and reducing our GHG emissions from our operations and supply chain. We also face pressure from our customers and stockholders, who are increasingly focused on climate change, to prioritize renewable energy procurement, reduce our carbon footprint and promote sustainable practices. To address these goals and concerns, where possible, we plan to continue to scale our renewable energy strategy, seek low-carbon alternatives for traditional fuel sources and refrigerants, and pursue opportunities to improve energy and water efficiency. As a result of these and other initiatives, we intend to make progress towards reducing our environmental impact and global carbon footprint, as well as ensuring our business remains viable in a low-carbon economy. It is possible, however, that we may fail to reach our stated environmental goals in a timely manner or that our customers and stockholders might not be satisfied with our sustainability efforts or the speed of their adoption. A failure to meet our goals could adversely affect public perception of our business, employee morale or customer or stockholder support. If we do not meet our customers' or stockholders' expectations, our business and/or our share price could be harmed.

Risks Related to Certain Regulations and Laws, Including Tax Laws

Changes in U.S. or foreign tax laws, regulations, or interpretations thereof, including changes to tax rates, may adversely affect our financial statements and cash taxes.

We are a U.S. company with global subsidiaries and are subject to income and other taxes in the U.S. (although currently limited due to our taxation as a REIT) and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income and other taxes. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no certainty that additional taxes will not be due upon audit of our tax returns or as a result of changes to the tax laws and interpretations thereof. For example, we are currently undergoing audits and appealing the tentative assessments in a number of jurisdictions where we operate. The final results of these audits and the outcomes of the appeals are uncertain and may not be resolved in our favor. Additionally, the U.S. Congress and the current presidential administration of the U.S. have proposed various changes to federal income tax laws, including a potential minimum tax as well as changes to the laws governing the U.S. taxation of foreign earned income under the GILTI (Global Intangible Low Taxed Income) rules. It is unclear whether REITs might be exempt from the final legislation. Changes in tax laws, including the addition of a minimum tax threshold and to the GILTI rules, could have a material adverse effect on our tax liability and increase our REIT dividend distribution meaningfully.

The Organisation for Economic Co-operation and Development ("OECD") is an international association made up of over 30 countries including the U.S. The OECD has proposed and made numerous changes to long-standing tax principles, which, if adopted by the member countries, could have a materially adverse effect on our tax liabilities. For example, various jurisdictions are starting to explore the taxation of digital service and the minimum effective tax rate Model Rules through the adoption of tax principles which could have a negative effect on our tax liability.

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

Various laws and governmental regulations, both in the U.S. and abroad, governing internet-related services, related communications services and information technologies remain largely unsettled, even in areas where there has been some legislative action. For example, the Federal Communications Commission ("FCC") recently overturned network neutrality rules, which may result in material changes in the regulations and contribution regime affecting us and our customers. Furthermore, the U.S. Congress and state legislatures are reviewing and considering changes to the new FCC rules making the future of network neutrality uncertain. Changes to these laws and regulations could have a material adverse effect on us and our customers. There may also be forthcoming regulation in the U.S. on a federal or state level in the areas of cybersecurity, data privacy, taxation and data security, any of which could impact us and our customers. Similarly, data privacy regulations continue to evolve and must be addressed by Equinix as a global company.

We remain focused on whether and how existing and changing laws, such as those governing intellectual property, privacy, libel, telecommunications services, data flows/data localization, carbon emissions impact, competition and antitrust, and taxation apply to our business and those which might have a material effect on our customers’ decisions to purchase our services and solutions. Substantial resources may be required to comply with regulations or bring any non-compliant business practices into compliance with such regulations. In addition, the continuing development of the market for online commerce and the displacement of traditional telephony service by the internet and related communications services may prompt an increased call for more stringent consumer protection laws or other regulation both in the U.S. and abroad that may impose additional burdens on companies conducting business online and their service providers.

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

We strive to comply with all laws and regulations that apply to our business. However, as these laws evolve, they can be subject to varying interpretations and regulatory discretion. To the extent a regulator or court disagrees with our interpretation of these laws and determines that our practices are not in compliance with applicable laws and regulations, we could be subject to civil and criminal penalties that could adversely affect our business operations. The adoption, or modification of laws or regulations relating to the internet and our business, or interpretations of existing laws, could have a material adverse effect on our business, financial condition and results of operations.

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
We paid quarterly distributions in every quarter of 2021 and have declared a quarterly distribution to be paid on March 23, 2022. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the creation of reserves or required debt service or amortization payments.
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

Any insufficiency of our cash flows to cover our REIT distribution requirements could adversely impact our ability to raise short- and long-term debt, to sell assets, or to offer equity securities in order to fund distributions required to maintain our qualification and taxation as a REIT. Furthermore, the REIT distribution requirements may increase the financing we need to fund capital expenditures, future growth and expansion initiatives. This would increase our indebtedness. A significant increase in our outstanding debt could lead to a downgrade of our credit rating. A downgrade of our credit rating could negatively impact our ability to access credit markets. Further, certain of our current debt instruments limit the amount of indebtedness we and our subsidiaries may incur. Significantly more financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness. For a discussion of risks related to our substantial level of indebtedness, see other risks described elsewhere in this Annual Report on Form 10-K.

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

The Code generally limits interest deductions for businesses, whether in corporate or passthrough form, to the sum of the taxpayer's business interest income for the tax year and 30% of the taxpayer's adjusted taxable income for that tax year. This limitation does not apply to an "electing real property trade or business". Although REITs are permitted to make such an election, we have not made such an election to date. If we so elect in the future, depreciable real property that we hold (including specified improvements) would be required to be depreciated for U.S. federal income tax purposes under the alternative depreciation system of the Code, which generally imposes a class life for depreciable real property as long as 40 years.

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

The REIT provisions of the Code limit our ability to hedge assets, liabilities, revenues and expenses. Generally, income from hedging transactions that we enter into to manage risk of interest rate changes or fluctuations with respect to borrowings made or to be made by us to acquire or carry real estate assets and income from certain currency hedging transactions related to our non-U.S. operations, as well as income from qualifying counteracting hedges, do not constitute "gross income" for purposes of the REIT gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions may be treated as nonqualifying income for purposes of the REIT gross income tests. As a result of these rules, we have from time to time limited our use of advantageous hedging techniques or have implemented those hedges through our TRSs, and our future hedging strategies may continue to be so affected. This increases the cost of our hedging activities because our TRSs are subject to tax on income or gains resulting from hedges entered into by them and may expose us to greater risks associated with changes in interest rates or exchange rates than we would otherwise want to bear. In addition, hedging losses in any of our TRSs may not provide any tax benefit, except for being carried forward for possible use against future income or gain in the TRSs. As a result, our financial performance, including our adjusted funds from operations ("AFFO"), may also fluctuate.

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

At any time, U.S. federal or state income tax laws governing REITs, the administrative interpretations of those laws, or local laws impacting our REIT structure for our international operations, may be amended. U.S. federal, state and local tax laws are constantly under review by persons involved in the legislative process, the Internal Revenue Service, the U.S. Department of the Treasury and state and local taxing authorities. Changes to the tax laws, regulations and administrative interpretations or local laws governing our international operations, which may have retroactive application, could adversely affect us. In addition, some of these changes could have a more significant impact on us as compared to other REITs due to the nature of our business and our substantial use of TRSs, particularly non-U.S. TRSs.

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

General Risk Factors

Adverse global economic conditions, like the ones we are currently experiencing, could adversely impact our business and financial condition.

Adverse global economic conditions like the ones we are currently experiencing because of global inflation, the increased cost of power, and supply chain issues have created, and in the future may increase, risk to our financial outlook. We are experiencing these issues in various aspects of our business. As discussed above, our efforts to mitigate the risks associated with these global economic conditions may not be successful and our business and growth could be adversely affected.

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

The market price of the shares of our common stock has recently been and may continue to be highly volatile. General economic and market conditions, like the instability due to the ongoing COVID-19 pandemic, and market conditions for telecommunications and REIT stocks in general, may affect the market price of our common stock.

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

ITEM 2.    Properties
Our executive offices are located in Redwood City, California, with sales offices in several cities throughout the U.S. Our Asia-Pacific headquarters office is located in Hong Kong and we also have sales offices in several cities throughout Asia-Pacific. Our EMEA headquarters office is located in Amsterdam, the Netherlands and we also have sales offices in several cities throughout EMEA.
The following tables present the locations of our leased and owned IBX data centers and xScaleTM data centers investments as of December 31, 2021.

AMERICAS
Metro	Leased (1)	Owned (1) (2)
Atlanta	●	●
Bogota		●

AMERICAS
VANCOUVER
CALGARY
KAMLOOPS
WINNIPEG
OTTAWA
MONTREAL
SEATTLE
TORONTO
SAINT JOHN
CHICAGO
SILICON VALLEY
DENVER
BOSTON
NEW YORK
PHILADELPHIA
WASHINGTON, D.C.
DALLAS
CULPEPER, VA
LOS ANGELES
ATLANTA
MONTERREY
HOUSTON
MIAMI
MEXICO CITY
BOGOTÁ
SÃO PAULO
RIO DE JANEIRO
Equinix Location
★ Partner Data Center

Boston		●
Calgary	●	●
Chicago	●	●
Culpeper		●
Dallas	●	●
Washington D.C./Ashburn	●	●
Denver	●	●
Houston		●
Kamloops		●
Los Angeles	●	●
Mexico City		●
Miami	●	●
Monterrey	●
Montreal	●
New York	●	●
Ottawa		●
Philadelphia	●
Rio de Janeiro	●	●
Saint John		●
Sao Paulo	●	●
Seattle	●	●
Silicon Valley	●	●
Toronto	●	●
Vancouver	●
Winnipeg	●

EMEA
Metro	Leased (1)	Owned (1) (2)
Abu Dhabi	●
Amsterdam	●	●

EMEA
HELSINKI
STOCKHOLM
MANCHESTER
DÜSSELDORF
AMSTERDAM
DUBLIN
LONDON
HAMBURG
WARSAW
FRANKFURT
PARIS
MUNICH
BORDEAUX
GENEVA
MILAN
SOFIA
MADRID
ZURICH
GENOA
ISTANBUL
BARCELONA
SEVILLE
LISBON
DUBAI
ABU DHABI
MUSCAT
Equinix Location
Equinix Location Planned Expansion
Partner Data Center

Barcelona	●
Bordeaux		●
Dubai	●
Dublin	●	●
Dusseldorf		●
East Netherlands	●
Frankfurt	●	●
Geneva	●
Genoa (3)		●
Hamburg		●
Helsinki	●	●
Istanbul		●
Lisbon		●
London	●	●
Madrid	●
Manchester	●
Milan	●	●
Munich (3)	●	●
Muscat		●
Paris	●	●
Seville	●
Sofia		●
Stockholm	●	●
Warsaw	●	●
Zurich	●	●

Asia-Pacific
Metro	Leased (1)	Owned (1) (2)
Adelaide		●
Brisbane		●
Canberra		●
Hong Kong	●
Melbourne		●
Mumbai	●
Osaka	●	●
Perth		●
Seoul	●
Singapore	●	●
Shanghai	●	●
Sydney	●	●
Tokyo	●	●

(1)"●" denotes locations with one or more data centers.
(2)Owned sites include IBX data centers subject to long-term ground leases.
(3)The Genoa (GN1) and Munich (MU4) owned sites represent data centers opened in January 2022
The following table presents an overview of our portfolio of IBX data centers as of December 31, 2021:

	# of IBXs (1)	Total Cabinet Capacity (1)(2)	Cabinets Billed(1)	Cabinet Utilization % (1)(3)	MRR per Cabinet (1)(4)
Americas	103	136,000	103,200	76%	$2,342
EMEA	78	128,800	107,400	83%	1,586
Asia-Pacific	50	74,700	59,300	79%	1,970
Total	231	339,500	269,900

(1)Excludes nine unconsolidated entities (eight xScaleTM data centers and the MC1 IBX data center) and includes the MU4 and GN1 data centers opened in January 2022
(2)Cabinets represent a specific amount of space within an IBX data center. Customers can combine and use multiple adjacent cabinets within an IBX data center, depending on their space requirements.
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

The following table presents a summary of our significant IBX data center expansion projects under construction as of December 31, 2021:

Property	Property Location	Target Open Date	Sellable Cabinets	Total Capex (in Millions) (1)
Americas:
MX2 phase II	Mexico City	Q1 2022	1,075	$54
TR2 phase IV	Toronto	Q3 2022	300	24
BG2 phase I	Bogota	Q4 2022	550	45
CL3 phase II	Calgary	Q4 2022	550	38
DC21 phase II	Washington D.C.	Q4 2022	950	32
KA1 phase II	Kamloops	Q4 2022	250	22
LA4 phase IV	Los Angeles	Q4 2022	350	22
			4,025	237
EMEA:
MC1 phase II	Muscat	Q1 2022	475	19
IL2 phase III	Istanbul	Q2 2022	525	15
LD7 phase II	London	Q2 2022	2,275	111
MD2 phase IV	Madrid	Q2 2022	375	16
MA5 phase I	Manchester	Q2 2022	1,025	78
PA10 phase I	Paris	Q2 2022	1,525	163
ZH5 phase IV	Zurich	Q2 2022	250	42
GV2 phase III	Geneva	Q3 2022	300	22
LD8 phase IV	London	Q3 2022	550	36
ML5 phase II	Milan	Q3 2022	500	20
MD6 phase I	Madrid	Q3 2022	600	5
FR5 phase V	Frankfurt	Q4 2022	650	43
BX1 phase II & III	Bordeaux	Q1 2023	525	44
PA6 phase II	Paris	Q1 2023	275	16
DX3 phase I	Dubai	Q2 2023	900	61
SM1 phase I	Salalah	Q2 2023	125	7
SO2 phase II	Sofia	Q2 2023	350	12
BX1 phase IV	Bordeaux	Q3 2023	275	21
FR13 phase I	Frankfurt	Q4 2023	1,125	104
			12,625	835
Asia-Pacific:
SG5 phase II	Singapore	Q1 2022	775	75
SG5 phase III	Singapore	Q1 2022	700	19
TY11 phase III	Tokyo	Q2 2022	900	31
ME2 phase II	Melbourne	Q3 2022	500	16
SG5 phase IV	Singapore	Q3 2022	600	26
OS3 phase II	Osaka	Q4 2022	400	19
			3,875	186
Total			20,525	$1,258

(1)Capital expenditures are approximate and may change based on final construction details.

ITEM 3.    Legal Proceedings
None.
ITEM 4.    Mine Safety Disclosure
Not applicable.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is quoted on the NASDAQ Global Select Market under the symbol of "EQIX." Our common stock began trading in August 2000. As of January 31, 2022, we had 90,643,998 shares of our common stock outstanding held by approximately 347 registered holders. During the years ended December 31, 2021 and 2020, we did not issue or sell any securities on an unregistered basis.
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on Equinix's common stock between December 31, 2016 and December 31, 2021 with the cumulative total return of:
•the S&P 500 Index;
•the NASDAQ Composite Index; and
•the FTSE NAREIT All REITs Index.
The graph assumes the investment of $100.00 on December 31, 2016 in Equinix's common stock and in each index, and assumes the reinvestment of dividends, if any.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Equinix, Inc., the NASDAQ Composite Index, the S&P 500 Index, and the FTSE NAREIT All REITs Index

$350
$300
$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
Equinix, Inc.
NASDAQ Composite
S&P 500
FTSE NAREIT All REITs

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
ITEM 6.    [Reserved]

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
Item 7 of this Form 10-K focuses on discussion of 2021 and 2020 items as well as 2021 results as compared to 2020 results. For the discussion of 2019 items and 2020 results as compared to 2019 results, please refer to Item 7 of our 2020 Form 10-K as filed with the SEC on February 19, 2021.
Our management's discussion and analysis of financial condition and results of operations is intended to assist readers in understanding our financial information from our management's perspective and is presented as follows:
•Overview
•Results of Operations
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
Overview
We provide a global, vendor-neutral data center, interconnection and edge services platform with offerings that aim to enable our customers to reach everywhere, interconnect everyone and integrate everything. Global enterprises, service providers and business ecosystems of industry partners rely on our IBX data centers and expertise around the world for the safe housing of their critical IT equipment and to protect and connect the world's most valued information assets. They also look to Platform Equinix® for the ability to directly and securely interconnect to the networks, clouds and content that enable today's information-driven global digital economy. Our recent IBX data center openings and acquisitions, as well as xScaleTM data center investments, have expanded our total global footprint to 240 data centers, including eight xScale data centers and the MC1 data center that were held in unconsolidated joint ventures, across 66 markets around the world. Metrics also include the MU4 and GN1 data centers which opened in January 2022. Equinix offers the following solutions:
•premium data center colocation;
•interconnection and data exchange solutions;
•edge services for deploying networking, security and hardware; and
•remote expert support and professional services.
Our interconnected data centers around the world allow our customers to increase information and application delivery performance to users, and quickly access distributed IT infrastructures and business and digital ecosystems, while significantly reducing costs. Our global platform and the quality of our IBX data centers, interconnection offerings and edge services have enabled us to establish a critical mass of customers. As more customers choose Platform Equinix for bandwidth cost and performance reasons, it benefits their suppliers and business partners to colocate in the same data centers. This adjacency creates a “network effect” that enables our customers to capture the full economic and performance benefits of our offerings. These partners, in turn, pull in their business partners, creating a "marketplace" for their services. Our global platform enables scalable, reliable and cost-effective interconnection that increases data traffic exchange while lowering overall cost and increasing flexibility. Our focused business model is built on our critical mass of enterprise and service provider customers and the resulting "marketplace" effect. This global platform, combined with our strong financial position, has driven new customer growth and bookings.
Historically, our market was served by large telecommunications carriers who bundled their products and services with their colocation offerings. The data center market landscape has evolved to include private and vendor-neutral multi-tenant data center ("MTDC") providers, hyperscale cloud providers, managed infrastructure and application hosting providers, and systems integrators. It is estimated that Equinix is one of more than 2,200 companies that provide MTDC offerings around the world. Each of these data center solutions providers can bundle various colocation, interconnection and network offerings and outsourced IT infrastructure solutions. We are able to offer our customers a global platform that reaches 27 countries with the industry’s largest and most active ecosystem of partners in our sites, proven operational reliability, improved application performance and a highly scalable set of offerings.
The cabinet utilization rate represents the percentage of cabinet space billed versus total cabinet capacity, which is used to measure how efficiently we are managing our cabinet capacity. Our cabinet utilization rate varies from market to market among our IBX data centers across our Americas, EMEA and Asia-Pacific regions. Our cabinet utilization rates were approximately 79%, as of December 31, 2021 and 2020. Excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our cabinet utilization rate would have increased to approximately 81% as of December 31, 2021. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, results of operations and cash flows.
To serve the needs of the growing hyperscale data center market, including the world's largest cloud service providers, we have entered into joint ventures to develop and operate xScale data centers. In the past two years, we entered into our EMEA 1 Joint Venture, Asia-Pacific 1 Joint Venture and EMEA 2 Joint Venture, and entered into negotiations in connection with a new joint venture (the "AMER 1 Joint Venture"), in the form of limited liability partnerships with GIC, Singapore's sovereign wealth fund ("GIC"). In October 2021, we entered into an agreement to form an additional joint venture in the form of a limited liability partnership with PGIM Real Estate, to further expand our xScale data center portfolio in Asia-Pacific (the "Asia-Pacific 2 Joint Venture"). See Note 5 within the Consolidated Financial Statements.

Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and offerings. As was the case with our recent expansions and acquisitions, our expansion criteria will be dependent on a number of factors, including but not limited to demand from new and existing customers, quality of the design, power capacity, access to networks, clouds and software partners, capacity availability in the current market location, amount of incremental investment required by us in the targeted property, automation capabilities, developer talent pool, lead-time to break even on a free cash flow basis and in-place customers. Like our recent expansions and acquisitions, the right combination of these factors may be attractive to us. Depending on the circumstances, these transactions may require additional capital expenditures funded by upfront cash payments or through long-term financing arrangements in order to bring these properties up to our standards. Property expansion may be in the form of purchases of real property, long-term leasing arrangements or acquisitions. Future purchases, construction or acquisitions may be completed by us or with partners or potential customers to minimize the outlay of cash, which can be significant.
Revenue:
Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during the past three years, more than 80% of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. Our largest customer accounted for approximately 3% of our recurring revenues for the years ended December 31, 2021, 2020 and 2019. Our 50 largest customers accounted for approximately 39% of our recurring revenues for the years ended December 31, 2021, 2020 and 2019.
Our non-recurring revenues are primarily comprised of installation services related to a customer's initial deployment and professional services we perform, as well as equipment sales. These services are considered to be non-recurring because they are billed typically once, upon completion of the installation or the professional services work performed. The majority of these non-recurring revenues are typically billed on the first invoice distributed to the customer in connection with their initial installation. However, revenues from installation services are deferred and recognized ratably over the period of the contract term. Additionally, revenue from contract settlements, when a customer wishes to terminate their contract early, is generally treated as a contract modification and recognized ratably over the remaining term of the contract, if any. As a percentage of total revenues, we expect non-recurring revenues to represent less than 10% of total revenues for the foreseeable future.
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
General and Administrative. Our general and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation; accounting, legal and other professional service fees; and other general corporate expenses, such as our corporate regional headquarters office leases and some depreciation expense on back office systems.
Taxation as a REIT
We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our 2015 taxable year. As of December 31, 2021, our REIT structure included all of our data center operations in the U.S., Canada (with the exception of one data center in Montreal), Mexico, Japan, Singapore and the majority of our data centers in EMEA. Our data center operations in other jurisdictions are operated as TRSs. We included our share of the assets in the EMEA and Asia-Pacific Joint Ventures in our REIT structure.
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
On each of March 17, June 16, September 22, and December 15, 2021 we paid quarterly cash dividends of $2.87 per share. We expect the amount of our applicable dividends and other applicable distributions to equal or exceed the REIT taxable income that we recognized in 2021.
The Impact of the ongoing COVID-19 pandemic on Our Results and Operations
We have continued to closely monitor the impact of the COVID-19 pandemic on our people and business. All of our IBX data centers have remained, and continue to remain, operational at the time of filing of this Annual Report on Form 10-K. We have begun a phased plan for return-to-office for most of our non-IBX attached sites on a voluntary basis in accordance with guidance provided by government agencies. Non-essential business travel remains limited, and while we continue to hold virtual events, we have also resumed certain in-person events as local travel restrictions allow.
While we are experiencing some construction delays, including those due to supply chain impacts from the COVID-19 pandemic, to date, the construction delays and additional costs are insignificant relative to the overall project duration and budget. We have not observed any significant disruption to our IBX data center operations.
During the years ended December 31, 2021 and 2020, the COVID-19 pandemic did not have a material impact on our results of operations. We incurred one-time cash bonuses and compensation expense of $8.6 million for our IBX employees as well as other employees to support their work-from-home requirements during the first quarter of 2020. We have also experienced some travel expense savings during the years ended December 31, 2021 and 2020 resulting from travel restrictions imposed in response to the COVID-19 pandemic.
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
2021 Highlights:
•In March, we issued €1.1 billion in Senior Notes due 2027 and 2033, or approximately $1.3 billion in U.S. dollars, at the exchange rate in effect on March 10, 2021. Using a portion of the proceeds, we redeemed all of the remaining outstanding 2.875% Euro Senior Notes due 2026 for approximately $590.7 million in U.S. dollars, at the exchange rate in effect on March 24, 2021. See Note 11 within the Consolidated Financial Statements.
•In May, we issued $2.6 billion in Senior Notes due 2026, 2028, 2031 and 2052. Using a portion of the proceeds, we repaid approximately $659.9 million of term loans and redeemed all of our outstanding $1.25 billion 5.375% Senior Notes due 2027. See Note 11 within the Consolidated Financial Statements.
•In May, we sold 137,604 shares under our 2020 "at-the-market" stock offering program (the "2020 ATM Program") for approximately $99.6 million in proceeds, net of payment of commissions to sales agents and other offering expenses. See Note 12 within the Consolidated Financial Statements.
•In June, we entered into an agreement to form another joint venture in the form of a limited liability partnership with GIC, to develop and operate additional xScaleTM data centers in Europe and the Americas (the “EMEA 2 Joint Venture”). The transaction is structured to close in phases over the course of two years, pending regulatory approval and other closing conditions. Upon closing of the first phase of the transaction in September 2021, GIC contributed cash in exchange for an 80% partnership interest in the EMEA 2 Joint Venture and we sold certain data center sites and facilities located in Frankfurt, Helsinki, Madrid, Milan and Paris to the EMEA 2 Joint Venture in exchange for a total consideration of $144.0 million, including a 20% partnership interest in the JV. See Note 5 within the Consolidated Financial Statements.
•In September, we completed the acquisition of two data centers in Mumbai, India from GPX Global Systems, Inc. ("GPX India") for a total purchase consideration of approximately $170.5 million. See Note 3 within the Consolidated Financial Statements.
•In October, we entered into an agreement to form a joint venture in the form of a limited liability partnership with PGIM Real Estate ("PGIM"), to develop and operate xScale data centers in Asia-Pacific (the "Asia-Pacific 2 Joint Venture"). Upon closing, PGIM will contribute cash in exchange for an 80% partnership interest in the Asia-Pacific 2 Joint Venture. We agreed to sell the Sydney 9 ("SY9") data center site in exchange for a 20% partnership interest in the Asia-Pacific 2 Joint Venture and cash proceeds. The assets and liabilities of the SY9 data center, which are currently included within our Asia-Pacific region, were classified as held for sale as of September 30, 2021 and remained held for sale as of December 31, 2021. See Note 5 within the Consolidated Financial Statements.

•In November and December, we sold a total of 500,013 shares under our 2020 ATM Program for approximately $398.4 million in proceeds, net of payment of commissions to sales agents and other offering expenses. See Note 12 within the Consolidated Financial Statements.
•In December, we entered into an agreement to purchase MainOne Cable Company Ltd. ("MainOne") at an enterprise value of approximately $320 million in an all-cash transaction. The acquisition is expected to close in the second quarter of 2022, subject to customary conditions including regulatory approval. See Note 3 within the Consolidated Financial Statements.
Results of Operations
Our results of operations for the year ended December 31, 2021 include the results of operations from two data centers acquired from GPX India from September 1, 2021. Our results of operations for the year ended December 31, 2020 include the results of operations from the acquisitions of 12 data center sites across Canada from Bell from October 1, 2020 and one additional data center acquired from Bell from November 2, 2020, Packet from March 2, 2020 and three data centers in Mexico from Axtel from January 8, 2020. See Note 3 within the Consolidated Financial Statements for further details.
In order to provide a framework for assessing our performance excluding the impact of foreign currency fluctuations, we supplement the year-over-year actual change in results of operations with comparative changes on a constant currency basis. Presenting constant currency results of operations is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for further discussion.
Years ended December 31, 2021 and 2020
Revenues. Our revenues for the years ended December 31, 2021 and 2020 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Years Ended December 31,				$ Change	% Change
	2021	%	2020	%	Actual	Actual	Constant Currency
Americas:
Recurring revenues	$2,861,937	43%	$2,582,800	43%	$279,137	11%	11%
Non-recurring revenues	159,814	3%	124,958	2%	34,856	28%	28%
	3,021,751	46%	2,707,758	45%	313,993	12%	12%
EMEA:
Recurring revenues	2,001,931	30%	1,864,720	31%	137,211	7%	7%
Non-recurring revenues	153,285	2%	131,669	2%	21,616	16%	12%
	2,155,216	32%	1,996,389	33%	158,827	8%	7%
Asia-Pacific:
Recurring revenues	1,356,617	21%	1,210,510	20%	146,107	12%	10%
Non-recurring revenues	101,953	1%	83,888	2%	18,065	22%	21%
	1,458,570	22%	1,294,398	22%	164,172	13%	11%
Total:
Recurring revenues	6,220,485	94%	5,658,030	94%	562,455	10%	9%
Non-recurring revenues	415,052	6%	340,515	6%	74,537	22%	20%
	$6,635,537	100%	$5,998,545	100%	$636,992	11%	10%

Revenues
(dollars in thousands)
Americas Revenues. During the year ended December 31, 2021, Americas revenue increased by $314.0 million or 12% (and also 12% on a constant currency basis). Growth in Americas revenues was primarily due to:
•approximately $112.7 million of incremental revenues from the Packet and Bell acquisitions;
•$67.7 million of incremental revenues generated from our IBX data center expansions;
•higher non-recurring revenues, primarily due to increases in EIS product sales; and
•an increase in orders from both our existing customers and new customers during the period.
EMEA Revenues. During the year ended December 31, 2021, EMEA revenue increased by $158.8 million or 8% (7% on a constant currency basis). Growth in EMEA revenues was primarily due to:
•approximately $32.0 million of incremental revenues generated from our IBX data center expansions;
•$28.2 million of incremental revenues from services provided to our joint ventures; and
•an increase in orders from both our existing customers and new customers during the period.
The increase was partially offset by a net increase of $75.0 million of realized cash flow hedge losses from foreign currency forward contracts.
Asia-Pacific Revenues. During the year ended December 31, 2021, Asia-Pacific revenue increased by $164.2 million or 13% (11% on a constant currency basis). Growth in Asia-Pacific revenue was primarily due to:
•approximately $86.4 million of incremental revenues generated from our IBX data center expansions;
•$20.6 million of incremental revenues from services provided to our joint ventures;
•$6.9 million of incremental revenues from the GPX India Acquisition; and
•an increase in orders from both our existing customers and new customers during the period.

Cost of Revenues. Our cost of revenues for the years ended December 31, 2021 and 2020 were split among the following geographic regions (dollars in thousands):

	Years Ended December 31,				$ Change	% Change
	2021	%	2020	%	Actual	Actual	Constant Currency
Americas	$1,458,699	42%	$1,248,141	41%	$210,558	17%	16%
EMEA	1,216,990	35%	1,094,335	36%	122,655	11%	9%
Asia-Pacific	796,733	23%	731,864	23%	64,869	9%	7%
Total	$3,472,422	100%	$3,074,340	100%	$398,082	13%	12%
Cost of Revenues
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the year ended December 31, 2021, Americas cost of revenues increased by $210.6 million or 17% (16% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:
•approximately $115.2 million of incremental cost of revenues from the Packet and Bell acquisitions;
•$33.5 million of higher depreciation driven by IBX data center expansions;
•$17.8 million of higher costs related to increased EIS product revenues;
•$11.2 million of higher other cost of sales related to an increase in bandwidth for new vendors and an increase in equipment;
•$11.1 million of higher repairs and maintenance expense driven by IBX data center expansions;
•$10.0 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth;
•$8.8 million of higher tax, license, and insurance costs driven by IBX data center expansions; and
•$5.3 million of higher consulting services driven by increases in security and IBX data center expansions.
EMEA Cost of Revenues. During the year ended December 31, 2021, EMEA cost of revenues increased by $122.7 million or 11% (9% on a constant currency basis). The increase in our EMEA cost of revenues was primarily due to:
•$58.7 million of higher depreciation expenses driven by IBX data center expansions in the Netherlands, Germany, Switzerland and the UK;
•$34.1 million of higher utilities costs driven by increased utility usage to support IBX data center expansions and utility price increases, primarily in Germany, the UK and France;

•$18.5 million of higher rent and facilities costs and repairs and maintenance expense, primarily in the UK and the Netherlands;
•$18.2 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth;
•$17.8 million of higher costs related to EIS product revenues; and
•$5.1 million of higher office expenses primarily due to additional software and support services.
This increase was partially offset by a net increase of $30.1 million of realized cash flow hedge gains from foreign currency forward contracts and $9.7 million decrease of other third party costs, primarily in the Netherlands and the UK.
Asia-Pacific Cost of Revenues. During the year ended December 31, 2021, Asia-Pacific cost of revenues increased by $64.9 million or 9% (7% on a constant currency basis). The increase in our Asia-Pacific cost of revenues was primarily due to:
•$27.5 million of higher depreciation expense, primarily from IBX data center expansions in Hong Kong, Australia and Japan;
•$10.1 million of higher costs related to increased EIS product revenues;
•$8.3 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth;
•$7.2 million of higher utilities costs, primarily driven by increases in prices and higher utility usage in Singapore; and
•$5.2 million of higher costs related to dark fiber and customer installations, primarily in Hong Kong.
We expect Americas, EMEA and Asia-Pacific cost of revenues to increase in line with the growth of our business, including from the impacts of acquisitions.

Sales and Marketing Expenses. Our sales and marketing expenses for the years ended December 31, 2021 and 2020 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				$ Change	% Change
	2021	%	2020	%	Actual	Actual	Constant Currency
Americas	$470,985	64%	$457,551	64%	$13,434	3%	3%
EMEA	172,930	23%	162,365	23%	10,565	7%	5%
Asia-Pacific	97,317	13%	98,440	13%	(1,123)	(1)%	(3)%
Total	$741,232	100%	$718,356	100%	$22,876	3%	2%
Sales and Marketing Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. During the year ended December 31, 2021, Americas sales and marketing expenses increased by $13.4 million or 3% (and also 3% on a constant currency basis). The increase in our Americas sales and marketing expenses was primarily due to $12.0 million of higher compensation costs, including sales compensation, salaries and stock-based compensation, partially due to additional compensation expenses incurred related to our recent acquisitions and higher bonus and merit payments.
EMEA Sales and Marketing Expenses. During the year ended December 31, 2021, EMEA sales and marketing increased by $10.6 million or 7% (5% on a constant currency basis). The increase in our EMEA sales and marketing expenses was primarily due to $10.2 million of higher compensation costs, including sales compensation, salaries and stock-based compensation.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expense did not materially change during the year ended December 31, 2021 as compared to the year ended December 31, 2020.
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

General and Administrative Expenses. Our general and administrative expenses for the years ended December 31, 2021 and 2020 were split among the following geographic regions (dollars in thousands):

	Years Ended December 31,				$ Change	% Change
	2021	%	2020	%	Actual	Actual	Constant Currency
Americas	$902,037	69%	$782,038	72%	$119,999	15%	15%
EMEA	248,295	19%	203,619	19%	44,676	22%	20%
Asia-Pacific	151,465	12%	105,324	9%	46,141	44%	41%
Total	$1,301,797	100%	$1,090,981	100%	$210,816	19%	19%
General and Administrative Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the year ended December 31, 2021, Americas general and administrative expenses increased by $120.0 million or 15% (and also 15% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily due to:
•$70.3 million of higher compensation costs, including salaries, bonuses, and stock-based compensation, primarily due to additional compensation expenses incurred related to headcount growth, including that from our recent acquisitions;
•$39.9 million of higher depreciation expense associated with systems to support the integration of recent acquisitions and the growth of our business; and
•$13.3 million of higher office expenses primarily due to additional software and support services.
EMEA General and Administrative Expenses. During the year ended December 31, 2021, EMEA general and administrative expenses increased by $44.7 million or 22% (20% on a constant currency basis). The increase in our EMEA general and administrative expenses was primarily due to:
•$41.1 million of higher compensation costs, including salaries, bonuses, and stock-based compensation, primarily due to headcount growth; and
•$5.7 million of higher other operating expenses, primarily due to the prior year having lower costs attributable to a favorable legal settlement in the first quarter of 2020.
This increase was partially offset by a net increase of $5.7 million of realized cash flow hedge gains from foreign currency forward contracts.

Asia-Pacific General and Administrative Expenses. During the year ended December 31, 2021, Asia-Pacific general and administrative expenses increased by $46.1 million or 44% (41% on a constant currency basis). The increase in our Asia-Pacific general and administrative expense was primarily due to:
•$28.5 million of higher compensation costs, including salaries, bonuses, and stock-based compensation, primarily due to additional compensation expenses incurred related to headcount growth, including that from our recent acquisitions;
•$9.1 million of higher rent and facility costs, primarily related to our offices in Japan and Singapore; and
•$6.7 million of consulting costs in support of our business growth.
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
Transaction Costs. During the year ended December 31, 2021, we recorded transaction costs totaling $22.8 million, primarily related to costs incurred in connection with the formation of the new joint ventures and the GPX India Acquisition. During the year ended December 31, 2020, we recorded transaction costs totaling $55.9 million, primarily related to costs incurred in connection with the acquisitions of Bell, Packet, and Axtel and the formation of the Asia-Pacific 1 Joint Venture.
Impairment Charges. During the year ended December 31, 2021, we did not record any impairment charge. During the year ended December 31, 2020, we recorded impairment charges totaling $7.3 million in the Asia-Pacific region as a result of the fair value adjustment of the Asia-Pacific 1 Joint Venture xScale data centers, which were classified as held for sale assets before they were sold on December 17, 2020.
Gain on Asset Sales. During the year ended December 31, 2021, we recorded a gain of $10.8 million primarily related to the sale of the Dublin 5 ("DB5") data center. During the year ended December 31, 2020, we did not record a significant amount of gain on asset sales.
Income from Operations. Our income from operations for the years ended December 31, 2021 and 2020 was split among the following geographic regions (dollars in thousands):

	Years Ended December 31,				$ Change	% Change
	2021	%	2020	%	Actual	Actual	Constant Currency
Americas	$165,380	15%	$178,454	17%	$(13,074)	(7)%	(5)%
EMEA	530,888	48%	531,530	50%	(642)	—%	1%
Asia-Pacific	411,894	37%	342,944	33%	68,950	20%	18%
Total	$1,108,162	100%	$1,052,928	100%	$55,234	5%	6%
Americas Income from Operations. During the year ended December 31, 2021, Americas income from operations decreased by $13.1 million or 7% (5% on a constant currency basis), primarily due to higher operating expenses as a percentage of revenues, which included higher depreciation expenses driven by expansion activity and an increase in compensation costs, as well as margin dilution from recent acquisitions and increases in EIS product sales.
EMEA Income from Operations. During the year ended December 31, 2021, EMEA income from operations did not materially change as compared to the year ended December 31, 2020.
Asia-Pacific Income from Operations. During the year ended December 31, 2021, Asia-Pacific income from operations increased by $69.0 million or 20% (18% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above, as well as lower cost of revenues and sales and marketing expense as a percentage of revenues.

Interest Income. Interest income was not significant for the year ended December 31, 2021 and was $8.7 million for the year ended December 31, 2020. The average yield for the year ended December 31, 2021 was 0.17% versus 0.43% for the year ended December 31, 2020.
Interest Expense. Interest expense decreased to $336.1 million for the year ended December 31, 2021 from $406.5 million for the year ended December 31, 2020, primarily due to interest savings as a result of our recent refinancing activities. During the years ended December 31, 2021 and 2020, we capitalized $24.5 million and $26.8 million, respectively, of interest expense to construction in progress. See Note 11 within the Consolidated Financial Statements.
Other Income or Expense. We recorded net other expense of $50.6 million for the year ended December 31, 2021, primarily due to approximately $32.0 million impairment charge resulting from the settlement of a pre-acquisition uncertain tax position, refer to below "Income Taxes" section for further information, as well as foreign currency exchange gains and losses. For the year ended December 31, 2020, we recorded net other income of $6.9 million, which was primarily due to foreign currency exchange gains and losses, net of the impact from derivative instruments used to manage foreign exchange risks.
Loss on Debt Extinguishment. During the year ended December 31, 2021, we recorded $115.1 million of net loss on debt extinguishment primarily due to the redemption of 2.875% Euro Senior Notes due 2026 and the 5.375% Senior Notes due 2027. During the year ended December 31, 2020, we recorded $145.8 million of loss on debt extinguishment primarily related to the redemption of the Senior Notes due 2022, 2024, 2025, and 2026.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ended December 31, 2021 and 2020, respectively. As such, other than tax attributable to state income taxes and foreign income and withholding taxes, no provision for income taxes has been included for the REIT and its QRSs in the accompanying consolidated financial statements for the years ended December 31, 2021 and 2020.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the years ended December 31, 2021 and 2020.
For the years ended December 31, 2021 and 2020, we recorded $109.2 million and $146.2 million of income tax expenses, respectively. Our effective tax rates were 17.9% and 28.3%, respectively, for the years ended December 31, 2021 and 2020. The lower effective tax rate in 2021 as compared to 2020 is primarily due to the reversal of uncertain tax positions of $69.8 million resulting from the settlements of various tax audits in the United Kingdom ("UK"), Germany, and Australia, partially offset by $12.3 million resulting from the revaluation of our deferred tax liabilities in the EMEA region due to the UK corporate tax rate increase from 19% to 25% and the Dutch corporate tax rate increase from 25% to 25.8% enacted in the current period.
Of the unrecognized tax benefits being realized in the year ended December 31, 2021, approximately $32.0 million is related to the uncertain tax position inherited from the Metronode Acquisition in 2018. The uncertain tax position was covered by an indemnification agreement with the Seller. The realization of the unrecognized tax benefits resulted in an impairment of the indemnification asset for the same amount, which has been included in Other Income (Expense) on the Consolidated Statements of Operations for the year ended December 31, 2021.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to income or loss from operations. Our adjusted EBITDA for the years ended December 31, 2021 and 2020 was split among the following geographic regions (dollars in thousands):

	Years Ended December 31,				$ Change	% Change
	2021	%	2020	%	Actual	Actual	Constant Currency
Americas	$1,326,460	42%	$1,186,022	42%	$140,438	12%	12%
EMEA	1,033,333	33%	974,246	34%	59,087	6%	5%
Asia-Pacific	784,591	25%	692,630	24%	91,961	13%	11%
Total	$3,144,384	100%	$2,852,898	100%	$291,486	10%	9%
Americas Adjusted EBITDA. During the year ended December 31, 2021, Americas adjusted EBITDA increased by $140.4 million or 12% (and also 12% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above.
EMEA Adjusted EBITDA. During the year ended December 31, 2021, EMEA adjusted EBITDA increased by $59.1 million or 6% (5% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above.
Asia-Pacific Adjusted EBITDA. During the year ended December 31, 2021, Asia-Pacific adjusted EBITDA increased by $92.0 million or 13% (11% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above.
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
Adjusted EBITDA
The following table shows the reconciliation from income from operations to adjusted EBITDA (in thousands):

	Years Ended December 31,
	2021	2020	2019
Income from operations	$1,108,162	$1,052,928	$1,169,631
Depreciation, amortization, and accretion expense	1,660,524	1,427,010	1,285,296
Stock-based compensation expense	363,774	311,020	236,539
Transaction costs	22,769	55,935	24,781
Impairment charges	—	7,306	15,790
Gain on asset sales	(10,845)	(1,301)	(44,310)
Adjusted EBITDA	$3,144,384	$2,852,898	$2,687,727
Our adjusted EBITDA results have improved each year in total dollars due to our steady operating results, as discussed in "Results of Operations", as well as the nature of our business model consisting of a recurring revenue stream and a cost structure which has a large base that is fixed in nature, as also discussed in "Overview".
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

Our FFO and AFFO were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Net income	$499,728	$370,074	$507,245
Net gain (loss) attributable to non-controlling interests	463	(297)	205
Net income attributable to Equinix	500,191	369,777	507,450
Adjustments:
Real estate depreciation	1,073,148	924,064	845,798
(Gain) loss on disposition of real estate property	(6,439)	4,063	(39,337)
Adjustments for FFO from unconsolidated joint ventures	6,097	2,726	645
FFO	$1,572,997	$1,300,630	$1,314,556

	Years Ended December 31,
	2021	2020	2019
FFO	$1,572,997	$1,300,630	$1,314,556
Adjustments:
Installation revenue adjustment	27,928	(125)	11,031
Straight-line rent expense	9,677	10,787	8,167
Contract cost adjustment	(63,064)	(35,675)	(40,861)
Amortization of deferred financing costs and debt discounts and premiums	17,135	15,739	13,042
Stock-based compensation expense	363,774	311,020	236,539
Non-real estate depreciation expense	377,658	300,258	242,761
Amortization expense	205,484	199,047	196,278
Accretion expense	4,234	3,641	459
Recurring capital expenditures	(199,089)	(160,637)	(186,002)
Loss on debt extinguishment	115,125	145,804	52,825
Transaction costs	22,769	55,935	24,781
Impairment charges(1)	31,847	7,306	15,790
Income tax expense (benefit) adjustment(1)	(38,505)	33,220	39,676
Adjustments for AFFO from unconsolidated joint ventures	3,259	2,195	2,080
AFFO	$2,451,229	$2,189,145	$1,931,122

(1)Impairment charges for 2021 relate to the impairment of an indemnification asset in Q2 2021 resulting from the settlement of a pre-acquisition uncertain tax position, which was recorded as Other Income (Expense) on the Consolidated Statements of Operations. This impairment charge was offset by the recognition of tax benefits in the same amount, which was included within the Income tax expense (benefit) adjustment line on the table above.

Our AFFO results have improved due to the improved operating results discussed earlier in "Results of Operations," as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in "Overview."

Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies. During the year ended December 31, 2021 as compared to the same period in 2020, the U.S. dollar was stronger relative to the Brazilian real and Japanese yen, which resulted in an unfavorable foreign currency impact on revenue, operating income and adjusted EBITDA, and a favorable foreign currency impact on operating expenses. During the year ended December 31, 2021 as compared to the same period in 2020, the U.S. dollar was weaker relative to the Australian dollar, British Pound, Euro and Singapore dollar, which resulted in a favorable foreign currency impact on revenue, operating income and adjusted EBITDA, and an unfavorable foreign currency impact on operating expenses. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Our constant currency presentation excludes the impact of our foreign currency cash flow hedging activities. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our results of operations. To present this information, our current period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the year ended December 31, 2020 are used as exchange rates for the year ended December 31, 2021 when comparing the year ended December 31, 2021 with the year ended December 31, 2020).
Liquidity and Capital Resources
Sources and Uses of Cash
Customer collections are our primary source of cash. We believe we have a strong customer base, and have continued to experience relatively strong collections. As of December 31, 2021, our principle sources of liquidity were $1.5 billion of cash, cash equivalents and short-term investments. In addition to our cash and investment portfolio, we had $1.9 billion of additional liquidity available to us from our $2.0 billion revolving facility and general access to both public and private debt and the equity capital markets. We also have additional liquidity available to us from our ATM program, under which we may offer and sell from time to time our common stock in "at the market" transactions. As of December 31, 2021, we had $1.0 billion available for sale under the 2020 ATM Program.
We believe we have sufficient cash, coupled with anticipated cash generated from operating activities and external financing sources, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, distribution of dividends and completion of our publicly-announced acquisitions, ordinary costs to operate the business, and expansion projects. We also believe that our financial resources will allow us to manage future possible impacts of the ongoing COVID-19 pandemic on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners.
As we continue to grow, we may pursue additional expansion opportunities, primarily the build out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions and joint ventures. If the opportunity to expand is greater than planned we may further increase the level of capital expenditure to support this growth as well as pursue additional business and real estate acquisitions or joint ventures provided that we have or can access sufficient funding to pursue such expansion opportunities. We may elect to access the equity or debt markets from time to time opportunistically, particularly if financing is available on attractive terms. We will continue to evaluate our operating requirements and financial resources in light of future developments, including those relating to the ongoing COVID-19 pandemic.

Cash Flow

	Years Ended December 31,
	2021	2020	Change
	(in thousands)
Net cash provided by operating activities	$2,547,206	$2,309,826	$237,380
Net cash used in investing activities	(3,006,738)	(3,426,972)	420,234
Net cash provided by financing activities	413,765	815,526	(401,761)
Operating Activities
Our cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary uses of cash from our operating activities include compensation and related costs, interest payments, other general corporate expenditures and taxes. Net cash provided by operating activities increased by $237.4 million during the year ended December 31, 2021 as compared to December 31, 2020, primarily driven by improved results of operations partially offset by increases in cash paid for costs and operating expenses.
Investing Activities
Net cash used in investing activities decreased by $420.2 million during the year ended December 31, 2021 as compared to December 31, 2020, primarily due to $1.0 billion less spent on business acquisitions, which consisted of the Bell, Packet and Axtel acquisitions in 2020 and the GPX acquisition in 2021 and a $20.2 million decrease in purchases of investments. This decrease was partially offset by a $469.0 million increase in capital expenditures as a result of our expansion activity, a $125.8 million decrease in the proceeds from the sale of assets to our Joint Ventures and a $25.3 million decrease in proceeds from the sale of investments.
Financing Activities
Net cash provided by financing activities decreased by $401.8 million for the year ended December 31, 2021 as compared to December 31, 2020, primarily driven by a decrease of $1.7 billion in proceeds from public offerings of common stock, a $750.8 million decrease in proceeds from the revolving credit facility and term loan facilities, a $553.0 million decrease in proceeds from senior notes, a $95.0 million increase in dividend distributions and a $50.3 million increase in repayments of finance lease liabilities. This decrease is partially offset by a $2.4 billion decrease in the repayment of senior notes, a $199.6 million increase in proceeds from the ATM program, a $112.5 million decrease in the repayment of mortgage and loans payable, a $17.1 million decrease in debt issuance costs, a $15.5 million increase in proceeds from employee awards and a $12.5 million decrease in debt extinguishment costs.
Material Cash Commitments
As of December 31, 2021, our principle commitments were primarily comprised of:
•approximately $11.1 billion of principal from our senior notes (gross of debt issuance cost and debt discount);
•approximately $2.7 billion of interest on mortgage payable, loans payable, senior notes and term loans, based on their respective interest rates and recognized over the life of these instruments, and the credit facility fee for the revolving credit facility;
•$620.0 million of principal from our term loans, mortgage and loans payable (gross of debt issuance cost, debt discount, plus mortgage premium);
•approximately $4.9 billion of total lease payments, which represents lease payments under finance and operating lease arrangements, including renewal options that are reasonably certain to be exercised;
•approximately $1.0 billion of unaccrued capital expenditure contractual commitments, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open IBX data center expansion projects prior to making them available to customers for installation, the majority of which is payable within the next 12 months; and
•approximately $1.3 billion of other non-capital purchase commitments, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods, services or arrangements to be delivered or provided during 2022 and beyond, the majority of which is payable within the next two years.

We believe that our sources of liquidity, including our expected future operating cash flows, are sized to adequately meet both the near and long term material cash commitments for the foreseeable future. For further information on maturities of lease liabilities and debt instruments, see Notes 10 and 11, respectively, within the Consolidated Financial Statements.
Other Contractual Obligations
We have additional future equity contributions and commitments to the Joint Ventures with GIC that are in EMEA and APAC. For additional information, see the "Equity Method Investments" footnote within the Consolidated Financial Statements.
Additionally, we entered into lease agreements with various landlords primarily for data center spaces and ground leases which have not yet commenced as of December 31, 2021. For additional information, see “Maturities of Lease Liabilities” in Note 10 within the Consolidated Financial Statements.
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
Our significant accounting policies are discussed in Note 1 to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Management believes that the following accounting policies and estimates are the most critical to aid in fully understanding and evaluating our consolidated financial statements, and they require significant judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain:
•    Accounting for income taxes;
•    Accounting for business combinations;
•    Accounting for impairment of goodwill and other intangible assets;
•    Accounting for property, plant and equipment; and
•    Accounting for leases.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Accounting for Income Taxes.

Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax bases, as well as tax attributes such as operating loss, capital loss and tax credit carryforwards on a taxing jurisdiction basis. We measure deferred tax assets and liabilities using enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or settled.

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

This assessment, which is completed on a taxing jurisdiction basis, takes into account a number of types of evidence, including the following: 1) the nature, frequency and severity of current and cumulative financial reporting losses, 2) sources of future taxable income, 3) taxable income in carryback years permitted by the tax law, and 4) tax planning strategies.

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

As of December 31, 2021 and 2020, we had net total deferred tax liabilities of $280.5 million and $224.0 million, respectively. As of December 31, 2021 and 2020, we had a total valuation allowance of $100.7 million and $82.3 million, respectively. If and when we increase or reduce our valuation allowances, it may have an unfavorable or favorable impact, respectively, to our financial position and results of operations in the periods when such determinations are made. We will continue to assess the need for our valuation allowances, by jurisdiction, in the future.

During the year ended December 31, 2021, we established full valuation allowances against the deferred tax assets of one of our Hong Kong legal entities as well as certain deferred tax assets acquired in India and Canada that are not expected to be realizable in the foreseeable future.

During the year ended December 31, 2020, we provided full valuation allowances against certain deferred tax assets acquired in Canada and the Netherlands that are not expected to be realizable in the foreseeable future.

As of December 31, 2021 and 2020, we had unrecognized tax benefits of $148.3 million and $207.8 million, respectively, exclusive of interest and penalties. During the year ended December 31, 2021, the unrecognized tax benefit decreased by $59.5 million primarily due to the settlements of various tax audits in the UK, Germany, and Australia, which was partially offset by the integrations in the EMEA region. During the year ended December 31, 2020, the unrecognized tax benefit increased by $34.1 million primarily due to integrations in the EMEA region, which was partially offset by the recognition of unrecognized tax benefits related to our tax positions in a few countries as a result of a lapse in statutes of limitations and the partial payment related to the UK integration. The unrecognized tax benefits of $148.3 million as of December 31, 2021, of which $3.4 million is subject to an indemnification agreement, if subsequently recognized, will affect our effective tax rate favorably at the time when such a benefit is recognized.

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

During the last three years, we have completed a number of business combinations, including the acquisition of GPX in India in the third quarter of 2021, Bell Data Centers in Canada in the fourth quarter of 2020, Packet in March 2020, Axtel in Mexico in January 2020, and Switch Datacenters' AMS1 data center business in Amsterdam, Netherlands in April 2019. The purchase price allocation for these acquisitions has been finalized, except for the GPX India acquisition.

As of December 31, 2021 and 2020, we had net intangible assets of $1.9 billion and $2.2 billion, respectively. We recorded amortization expense for intangible assets of $205.5 million, $199.0 million and $196.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we used to complete the purchase price allocations and the fair value of assets acquired and liabilities assumed. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material, which would be recorded in our consolidated statements of operations in 2021 or beyond.

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

To perform annual goodwill impairment assessment, we elected to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. This analysis requires assumptions and estimates before performing the quantitative goodwill impairment test, where the assessment requires assumptions and estimates derived from a review of our actual and forecasted operating results, approved business plans, future economic conditions and other market data. Additionally, we periodically review our assessment of our reporting units to determine if changes in facts and circumstances warrant changes to our conclusions. There were no specific factors present in 2021 or 2020 that indicated a potential goodwill impairment.

We performed our annual review of other intangible assets by assessing if there were events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable, such as a significant decrease in market price of an asset, a significant adverse change in the extent or manner in which an asset is being used, a significant adverse change in legal factors or business climate that could affect the value of an asset or a continuous deterioration of our financial condition. This assessment requires assumptions and estimates derived from a review of our actual and forecasted operating results, approved business plans, future economic conditions and other market data. There were no specific events in 2021 or 2020 that indicated a potential impairment.

As of December 31, 2021, goodwill attributable to the Americas, the EMEA and the Asia-Pacific reporting units was $2.2 billion, $2.5 billion and $0.7 billion, respectively.

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

The balance of our other intangible assets, net, for the year ended December 31, 2021 and 2020 was $1.9 billion and $2.2 billion, respectively. While we have not recorded an impairment charge against our other intangible assets to date, future events or changes in circumstances, such as a significant decrease in market price of an asset, a significant adverse change in the extent or manner in which an asset is being used, a significant adverse change in legal factors or business climate, may result in an impairment charge in future periods.

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

Judgments are required in arriving at the estimated useful life of an asset and changes to these estimates would have significant impact on our financial position and results of operations. When we lease a property for our IBX data centers, we generally enter into long-term arrangements with renewal options generally available to us. In the next several years, a number of leases for our IBX data centers will come up for renewal. As we start approaching the end of these initial lease terms, we will need to reassess the estimated useful lives of our property, plant and equipment. In addition, we may find that our estimates for the useful lives of non-leased assets may also need to be revised periodically. We periodically review the estimated useful lives of certain of our property, plant and equipment and changes in these estimates in the future are possible.

The assessment of long-lived assets for impairment requires assumptions and estimates of undiscounted and discounted future cash flows. These assumptions and estimates require significant judgment and are inherently uncertain.

As of December 31, 2021 and 2020, we had property, plant and equipment of $15.4 billion and $14.5 billion, respectively. During the years ended December 31, 2021, 2020 and 2019, we recorded depreciation expense of $1.5 billion, $1.2 billion, and $1.1 billion, respectively. While we evaluated the appropriateness, we did not revise the estimated useful lives of our property, plant and equipment during the years ended December 31, 2021, 2020 and 2019. Further changes in our estimated useful lives of our property, plant and equipment could have a significant impact on our results of operations.

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

Lease assumptions and estimates are determined and applied at the inception of the leases or at the lease modification date. As of December 31, 2021 and 2020, operating right-of-use ("ROU") lease assets were at $1.3 billion and $1.5 billion, respectively, and operating lease liabilities were at $1.3 billion and $1.5 billion respectively . As of December 31, 2021 and 2020, finance ROU assets were $1.9 billion and $1.7 billion, respectively, and finance lease liabilities were $2.1 billion and $1.9 billion, respectively. For the years ended December 31, 2021, 2020 and 2019, we recorded the finance lease cost of $275.0 million, $233.9 million and $193.6 million , respectively, and recorded rent expense of approximately $221.8 million, $217.3 million and $219.0 million, respectively.

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
Investment Portfolio Risk
We maintain an investment portfolio of various holdings, types, and maturities that is prioritized on meeting REIT asset requirements. All of our marketable securities are recorded on our consolidated balance sheets at fair value with changes in fair values recognized in net income. We consider various factors in determining whether we should recognize an impairment charge for our securities, including the length of time and extent to which the fair value has been less than our cost basis and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery. We anticipate that we will recover the entire cost basis of these securities and have determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the year ended December 31, 2021.
As of December 31, 2021, our investment portfolio of cash equivalents and marketable securities consisted of money market funds, certificates of deposits and publicly traded equity securities. The amount in our investment portfolio that could be susceptible to market risk totaled $585.7 million.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate increase or decrease in current interest rates from their position as of December 31, 2021 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations. However, the interest expense associated with our senior credit facility and term loans that bear interest at variable rates could be affected. For every 100-basis point increase or decrease in interest rates, our annual interest expense could increase by approximately $5.5 million or decrease by approximately $1.4 million based on the total balance of our term loan borrowings as of December 31, 2021. As of December 31, 2021, we had not employed any interest rate derivative products to hedge our variable rate debt obligations. However, we may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.
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

	December 31, 2021		December 31, 2020
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Mortgage and loans payable	$618,388	$621,051	$1,370,970	$1,379,129
Senior notes	11,102,130	11,049,834	9,261,050	9,705,486

(1)The carrying value is gross of debt issuance cost, debt discount and debt premium.
Foreign Currency Risk
To help manage the exposure to foreign currency exchange rate fluctuations, we have implemented a number of hedging programs, in particular (i) a cash flow hedging program to hedge the forecasted revenues and expenses in our EMEA region, (ii) a balance sheet hedging program to hedge the re-measurement of monetary assets and liabilities denominated in foreign currencies, and (iii) a net investment hedging program to hedge the long term investments in our foreign subsidiaries. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements and their impact on the consolidated statements of operations.
We have entered into various foreign currency debt obligations. As of December 31, 2021, the total principal amount of foreign currency debt obligations was $1.8 billion, including $1.3 billion denominated in Euro and $549.7 million denominated in British Pound. As of December 31, 2021, we have designated $1.5 billion of the total principal amount of foreign currency debt obligations as net investment hedges against our net investments in foreign subsidiaries. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge are recorded as a component of other comprehensive income (loss) in the consolidated balance sheets. Fluctuations in the exchange rates between these foreign currencies and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the foreign currency debt obligations at maturity. If the U.S. Dollar would have been weaker or stronger by 10% in comparison to these foreign currencies as of December 31, 2021, we estimate our obligation to cash settle the principal of these foreign currency debt obligations in U.S. Dollars would have increased or decreased by approximately $200.2 million and $163.8 million, respectively.
We are also party to cross-currency interest rate swaps. As of December 31, 2021 and 2020, the total notional amounts of cross-currency interest rate swap contracts outstanding were $4.0 billion and $3.3 billion, respectively. The cross-currency interest rate swaps are designated as hedges of our net investment in foreign subsidiaries and changes in the fair value of these swaps are recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets. If the U.S. Dollar weakened or strengthened by 10% in comparison to foreign currencies, we estimate our obligation to cash settle these hedges would have increased or decreased by approximately $456.3 million and $374.0 million, respectively.
The U.S. Dollar strengthened relative to certain of the currencies of the foreign countries in which we operate during the year ended December 31, 2021. This has impacted our consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. Dollar will continue to impact us in future periods.
With the existing cash flow hedges in place, a hypothetical additional 10% strengthening of the U.S. Dollar during the year ended December 31, 2021 would have resulted in a reduction of our revenues and a reduction of our operating expenses including depreciation and amortization expense by approximately $205.1 million and $202.2 million, respectively.
With the existing cash flow hedges in place, a hypothetical additional 10% weakening of the U.S. Dollar during the year ended December 31, 2021 would have resulted in an increase of our revenues and an increase of our operating expenses including depreciation and amortization expenses, by approximately $255.4 million and $253.7 million, respectively.

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
ITEM 9A.    Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.
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
Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-1 of this Annual Report on Form 10-K.

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
Changes in Internal Control Over Financial Reporting
There was no change in our internal controls over financial reporting during the fourth quarter of fiscal 2021 that has materially affected, or is reasonable likely to affect, our internal controls over financial reporting.
ITEM 9B.    Other Information
There is no disclosure to report pursuant to Item 9B.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
There is no disclosure to report pursuant to Item 9C.
PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021 pursuant to Regulation 14A.
We have adopted a Code of Ethics applicable for the Chief Executive Officer and Senior Financial Officers and a Code of Business Conduct, which are both "Code(s) of Ethics for Senior Financial Officers" as defined by applicable rules of the SEC. This information is incorporated by reference to the Equinix Proxy Statement for the 2022 Annual Meeting of Stockholders and is also available on our website, www.equinix.com.
ITEM 11.    Executive Compensation
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021 pursuant to Regulation 14A.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated by reference to the Equinix Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021 pursuant to Regulation 14A.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021 pursuant to Regulation 14A.
ITEM 14.    Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021 pursuant to Regulation 14A.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements:
(a)(2) Financial statements and schedule:

Schedule III- Schedule of Real Estate and Accumulated Depreciation at December 31, 2021 with reconciliations for the years ended December 31, 2021, 2020 and 2019	F-64
(a)(3) Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/2015	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/2015	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/2015	2.3

2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	12/6/2016	2.1

2.5	Amendment No. 1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	10-K	12/31/2016	2.5

2.6	Amendment No.2 to the Transaction Agreement, dated April 30, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	5/1/2017	2.1

2.7	Amendment No.3 to the Transaction Agreement, dated June 29, 2018, by and between Verizon Communications Inc. and Equinix, Inc.	10-Q	8/8/2018	2.7

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/2002	3.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/14/2011	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/11/2013	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	3/29/2016	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association as trustee.	8-K	11/20/2014	4.1

4.3	Fourth Supplemental Indenture, dated as of March 22, 2017 between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/22/2017	4.2

4.4	Form of 5.375% Senior Notes due 2027 (see Exhibit 4.3).

4.5	Fifth Supplemental Indenture, dated as of September 20, 2017, among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent.	8-K	9/20/2017	4.2

4.6	Indenture, dated as of December 12, 2017, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	12/5/2017	4.1

4.7	Third Supplemental Indenture, dated as of April 2, 2018, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	4/3/2018	4.2

4.8	Form of 5.00% Senior Notes due October 2020 (see Exhibit 4.7).

4.9	Form of 5.00% Senior Notes due April 2021 (see Exhibit 4.7).

4.10	Fourth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.2

4.11	Form of 2.625% Senior Notes due 2024 (See Exhibit 4.10).

4.12	Fifth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.4

4.13	Form of 2.900% Senior Notes due 2026 (See Exhibit 4.12).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
4.14	Sixth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.6

4.15	Form of 3.200% Senior Notes due 2029 (See Exhibit 4.14)	8-K	6/22/2020

4.16	Seventh Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	6/22/2020	4.2

4.17	Form of 1.250% Senior Note due 2025 (See Exhibit 4.16)	8-K	6/22/2020	4.3

4.18	Eighth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	6/22/2020	4.4

4.19	Form of 1.800% Senior Note due 2027 (See Exhibit 4.18)	8-K	6/22/2020	4.5

4.20	Ninth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	6/22/2020	4.6

4.21	Form of 2.150% Senior Note due 2030 (see Exhibit 4.20)	8-K	6/22/2020	4.7

4.22	Tenth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	6/22/2020	4.8

4.23	Form of 3.000% Senior Note due 2050 (See Exhibit 4.22)	8-K	6/22/2020	4.9

4.24	Eleventh Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	10/7/2020	4.2

4.25	Form of 1.000% Senior Note due 2025 (included in Exhibit 4.24)	8-K	10/7/2020	4.3

4.26	Twelfth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	10/7/2020	4.4

4.27	Form of 1.550% Senior Note due 2028 (included in Exhibit 4.26)	8-K	10/7/2020	4.5

4.28	Thirteenth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	10/7/2020	4.6

4.29	Form of 2.950% Senior Note due 2051 (included in Exhibit 4.28)	8-K	10/7/2020	4.7

4.30	Fourteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	3/11/2021	4.2

4.31	Form of 0.250% Senior Note due 2027 (included in Exhibit 4.30)	8-K	3/11/2021	4.3

4.32	Fifteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as trustee	8-K	3/11/2021	4.4

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
4.33	Form of 1.000% Senior Note due 2033 (included in Exhibit 4.32)	8-K	3/11/2021	4.5

4.34	Sixteenth Supplemental Indenture, dated as of May 17, 2021, between Equinix, Inc. and U.S. Bank	8-K	5/17/2021	4.2

4.35	Form of 1.450% Senior Note due 2026 (included in Exhibit 4.34) Form of 1.450% Senior Note due 2026 (included in Exhibit 4.34)	8-K	5/17/2021	4.3

4.36	Seventeenth Supplemental Indenture, dated as of May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee	8-K	5/17/2021	4.4

4.37	Form of 2.000% Senior Note due 2028 (included in Exhibit 4.36)	8-K	5/17/2021	4.5

4.38	Eighteenth Supplemental Indenture, dated May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee	8-K	5/17/2021	4.6

4.39	Form of 2.500% Senior Note due 2031 (included in Exhibit 4.38)	8-K	5/17/2021	4.7

4.40	Nineteenth Supplemental Indenture, dated May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee	8-K	5/17/2021	4.8

4.41	Form of 3.400% Senior Note due 2052 (included in Exhibit 4.40)	8-K	5/17/2021	4.9

4.42	Form of Registrant's Common Stock Certificate.	10-K	12/31/2014	4.13

4.43	Description of Securities.				X

10.1**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.2**	2000 Equity Incentive Plan, as amended.				X

10.3**	2020 Equity Incentive Plan	DEF14A	4/27/2020	Appendix A

10.4**	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	10-Q	6/30/2014	10.5

10.5**	2019 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2019	10.29

10.6**	2019 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2019	10.3

10.7**	2019 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2019	10.31

10.8**	2020 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2020	10.19

10.9**	2020 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2020	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.10**	2020 Form of Time-Based Restricted Stock Agreement for Executives.	10-Q	3/31/2020	10.21

10.11**	2021 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2021	10.11

10.12**	2021 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2021	10.12

10.13**	2021 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2021	10.13

10.14**	2021 Equinix, Inc. Annual Incentive Plan.	10-Q	3/31/2021	10.14

10.15	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014.	10-Q	9/30/2014	10.67

10.16	Share Purchase Agreement with Digital Realty Trust, L.P., relating to the sale and purchase of shares in TelecityGroup UK LON Limited, Telecity Netherlands AMS01 AMS04 BV, Equinix Real Estate (TCY AMS04) B.V. and TelecityGroup Germany Fra2 GmbH, dated May 14, 2016.	10-Q	6/30/2016	10.55

10.17	Credit Agreement dated as of December 12, 2017 among Equinix, Inc. as Borrower, The Guarantors Parties (defined therein), Bank of America, N.A., as Administrative Agent, Lender and L/C issuer, Barclays Bank PLS, Goldman Sachs Bank USA, HSBC Securities (USA) Inc. ING Capital LLC, TD Securities (USA) LLC, and Wells Fargo Bank, National Association as Co-Documentation Agents, the Other Lenders Party (defined therein) and Bank of America, N.A., Citibank, N.A., JPMorgan Chase Bank, N.A., MUFG, and RBC Capital Markets as Joint Lead Arrangers and Joint Book Runners.	10-K	12/31/2017	10.40

10.18	Consent and First Amendment to Credit Agreement, dated as of June 28, 2018 by and among Equinix, Inc. as Borrower, the Guarantors (defined therein), the Lenders (as such term is defined in the Credit Agreement referred to therein), and BANK OF AMERICA, N.A., as Administrative Agent.	10-Q	8/8/2018	10.35

10.19	Second Amendment to Credit Agreement, dated as of July 26, 2018, by and between Equinix, Inc. as Borrower, the financial institutions defined therein, MUFG Bank, Ltd., as Technical Agent and Bank of America, N.A. as Administrative Agent, under that certain Credit Agreement dated December 12, 2017.	10-Q	8/8/2018	10.36

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.20	Third Amendment to Credit Agreement, dated as of April 26, 2019, by and among Equinix, Inc., Delaware corporation ("Equinix" or the "Borrower"), each "Lender" (as such term is defined in the Credit Agreement referred to therein) party hereto, and BANK OF AMERICA, N.A., as Administrative Agent, under that certain Credit Agreement dated December 12, 2017.	10-Q	6/30/2019	10.34

10.21	Credit Agreement dated April 15, 2020, by and among Equinix, as borrower, a syndicate of financial institutions, as lenders, MUFG Bank, Ltd.as administrative agent, and MUFG Union Bank, N.A., Sumitomo, Mitsui Banking Corporation, TD Securities (USA) LLC and Mizuho Bank, Ltd., as joint lead arrangers.	10-Q	6/30/2020	10.25

10.22
Credit Agreement dated January 7, 2021 by and among Equinix, as borrower, a syndicate of financial institutions, as lenders, Bank of America, N.A., as administrative agent, Citibank, N.A., JPMorgan Chase Bank, N.A., MUFG Bank, Ltd., RBC Capital Markets, Goldman Sachs Bank USA and HSBC Securities (USA) Inc., as co-syndication agents, Barclays Bank PLC, BNP Paribas, Deutsche Bank AG New York Branch, ING Bank N.V., Dublin Branch, Morgan Stanley Senior Funding, Inc., Sumitomo Mitsui Banking Corporation, The Bank of Nova Scotia and TD Securities (USA) LLC, as co-documentation agents, and BofA Securities, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., MUFG Bank, Ltd., RBC Capital Markets, Goldman Sachs Bank USA and HSBC Securities (USA) Inc., as joint lead arrangers and book runners
					X

10.23**	Relocation Letter Agreement by and between Equinix, Inc. and Charles Meyers dated October 12, 2018.	10-K	2/22/2019	10.37

10.24**	Change in Control Severance Agreement between Equinix, Inc and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.25

10.25**	Change in Control Severance Agreement between Equinix, Inc and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.26

10.26**	Change in Control Severance Agreement between Equinix, Inc and Karl Strohmeyer dated October 3, 2019.	10-Q	9/30/2019	10.27

10.27**	Change in Control Severance Agreement between Equinix, Inc and Peter Van Camp dated October 3, 2019.	10-Q	9/30/2019	10.28

10.28**	Change in Control Severance Agreement between Equinix, Inc and Charles Meyers dated October 4, 2019.	10-Q	9/30/2019	10.29

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.29**	Change in Control Severance Agreement between Equinix, Inc and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.31

10.30**	Change in Control Severance Agreement between Equinix, Inc and Sara Baack dated October 3, 2019.	10-Q	9/30/2019	10.32

10.31**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Sara Baack dated October 3, 2019.	10-Q	9/30/2019	10.33

10.32**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Charles Meyers dated October 4, 2019.	10-Q	9/30/2019	10.34

10.33**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.36

10.34**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.37

10.35**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.38

10.36**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Karl Strohmeyer dated October 3, 2019.	10-Q	9/30/2019	10.39

10.37**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Peter Van Camp dated October 3, 2019.	10-Q	9/30/2019	10.40

10.38**	Separation Agreement and General Release of Claims between Equinix, Inc. and Sara Baack dated September 20, 2021.	10-Q	9/30/2021	10.37

21.1	Subsidiaries of Equinix, Inc.				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
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

EQUINIX, INC. (Registrant)

February 18, 2022	By	/s/ CHARLES MEYERS
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

Signature	Title	Date
/s/ CHARLES MEYERS	Chief Executive Officer and President (Principal Executive Officer)	February 18, 2022
Charles Meyers
/s/ KEITH D. TAYLOR	Chief Financial Officer (Principal Financial Officer)	February 18, 2022
Keith D. Taylor
/s/ SIMON MILLER	Chief Accounting Officer (Principal Accounting Officer)	February 18, 2022
Simon Miller
/s/ PETER F. VAN CAMP	Executive Chairman	February 18, 2022
Peter F. Van Camp
/s/ NANCI CALDWELL	Director	February 18, 2022
Nanci Caldwell
/s/ ADAIRE FOX-MARTIN	Director	February 18, 2022
Adaire Fox-Martin
Director
Ron Guerrier
/s/ GARY F. HROMADKO	Director	February 18, 2022
Gary F. Hromadko
/s/ IRVING F. LYONS, III	Director	February 18, 2022
Irving F. Lyons, III
/s/ CHRISTOPHER B. PAISLEY	Director	February 18, 2022
Christopher B. Paisley
/s/ SANDRA RIVERA	Director	February 18, 2022
Sandra Rivera

Index to Exhibits

Exhibit Number	Description of Document

4.43	Description of Securities

10.2**	2000 Equity Incentive Plan, as amended
10.22
Credit Agreement dated January 7, 2021 by and among Equinix, as borrower, a syndicate of financial institutions, as lenders, Bank of America, N.A., as administrative agent, Citibank, N.A., JPMorgan Chase Bank, N.A., MUFG Bank, Ltd., RBC Capital Markets, Goldman Sachs Bank USA and HSBC Securities (USA) Inc., as co-syndication agents, Barclays Bank PLC, BNP Paribas, Deutsche Bank AG New York Branch, ING Bank N.V., Dublin Branch, Morgan Stanley Senior Funding, Inc., Sumitomo Mitsui Banking Corporation, The Bank of Nova Scotia and TD Securities (USA) LLC, as co-documentation agents, and BofA Securities, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., MUFG Bank, Ltd., RBC Capital Markets, Goldman Sachs Bank USA and HSBC Securities (USA) Inc., as joint lead arrangers and book runners

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Equinix, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Equinix, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity and other comprehensive income (loss) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of January 1, 2019.

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
Income taxes - Real estate investment trust asset tests

As described in Notes 1 and 14 to the consolidated financial statements, the Company recorded income tax expense of $109.2 million for the year ended December 31, 2021. The Company has been operating as a real estate investment trust for federal income tax purposes ("REIT") effective January 1, 2015. As a result, the Company may deduct the dividends made to its stockholders from taxable income generated by the Company and that of its qualified REIT subsidiaries ("QRSs"). The Company’s qualification and taxation as a REIT depend on its satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The Company’s ability to satisfy quarterly asset tests depends upon its analysis and the fair market values of its REIT and non-REIT assets. For purposes of the quarterly REIT asset tests, management estimates the fair market value of assets within its QRSs and taxable REIT subsidiaries (“TRSs”) using a discounted cash flow approach, by calculating the present value of forecasted future cash flows. Management applies discount rates based on industry benchmarks relative to the market and forecasting risks. Other significant assumptions used by management to estimate the fair market value of assets in QRSs and TRSs include projected revenue growth, projected operating margins, and projected capital expenditures. Management revisits significant assumptions periodically to reflect any changes due to business or economic environment.

The principal considerations for our determination that performing procedures relating to income taxes - REIT asset tests is a critical audit matter are (i) the significant judgment by management when determining the fair market value of REIT and non-REIT assets, which in turn led to a high degree of subjectivity in performing procedures relating to the REIT asset tests, (ii) the significant audit effort and judgment in evaluating audit evidence related to the significant assumptions used in the REIT asset test, related to the discount rates, projected revenue growth, projected operating margins, and projected capital expenditures, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the REIT asset tests, including controls over management's determination of the fair market value of REIT and non-REIT assets. These procedures also included, among others, testing management’s process for estimating the fair market value of the REIT and non-REIT assets; evaluating the appropriateness of the discounted cash flow approach; testing the completeness and accuracy of underlying data used in the approach; and evaluating the significant assumptions used by management related to the discount rates, projected revenue growth, projected operating margins, and projected capital expenditures. Evaluating management’s assumptions related to projected revenue growth, projected operating margins, and projected capital expenditures involved considering the current and past performance of the Company, economic and industry trends, as well as whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow approach and the assumptions related to discount rates.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 18, 2022
We have served as the Company's auditor since 2000.

EQUINIX, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,536,358	$1,604,869
Short-term investments	—	4,532
Accounts receivable, net of allowance of $11,635 and $10,677	681,809	676,738
Other current assets	462,739	323,016
Assets held for sale	276,195	—
Total current assets	2,957,101	2,609,155
Property, plant and equipment, net	15,445,775	14,503,084
Operating lease right-of-use assets	1,282,418	1,475,057
Goodwill	5,372,071	5,472,553
Intangible assets, net	1,935,267	2,170,945
Other assets	926,066	776,047
Total assets	$27,918,698	$27,006,841
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$879,144	$844,862
Accrued property, plant and equipment	187,334	301,155
Current portion of operating lease liabilities	144,029	154,207
Current portion of finance lease liabilities	147,841	137,683
Current portion of mortgage and loans payable	33,087	82,289
Current portion of senior notes	—	150,186
Other current liabilities	214,519	354,368
Total current liabilities	1,605,954	2,024,750
Operating lease liabilities, less current portion	1,107,180	1,308,627
Finance lease liabilities, less current portion	1,989,668	1,784,816
Mortgage and loans payable, less current portion	586,577	1,287,254
Senior notes, less current portion	10,984,144	9,018,277
Other liabilities	763,411	948,999
Total liabilities	17,036,934	16,372,723
Commitments and contingencies (Note 15)
Equinix stockholders' equity:
Preferred stock, $0.001 par value per share: 100,000,000 shares authorized in 2021 and 2020; zero shares issued and outstanding	—	—
Common stock, $0.001 par value per share: 300,000,000 shares authorized in 2021 and 2020; 90,872,826 issued and 90,571,406 outstanding in 2021 and 89,462,304 issued and 89,134,252 outstanding in 2020	91	89
Additional paid-in capital	15,984,597	15,028,357
Treasury stock, at cost; 301,420 shares in 2021 and 328,052 shares in 2020	(112,208)	(122,118)
Accumulated dividends	(6,165,140)	(5,119,274)
Accumulated other comprehensive loss	(1,085,751)	(913,368)
Retained earnings	2,260,493	1,760,302
Total Equinix stockholders' equity	10,882,082	10,633,988
Non-controlling interests	(318)	130
Total stockholders' equity	10,881,764	10,634,118
Total liabilities and stockholders' equity	$27,918,698	$27,006,841

See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Revenues	$6,635,537	$5,998,545	$5,562,140
Costs and operating expenses:
Cost of revenues	3,472,422	3,074,340	2,810,184
Sales and marketing	741,232	718,356	651,046
General and administrative	1,301,797	1,090,981	935,018
Transaction costs	22,769	55,935	24,781
Impairment charges	—	7,306	15,790
Gain on asset sales	(10,845)	(1,301)	(44,310)
Total costs and operating expenses	5,527,375	4,945,617	4,392,509
Income from operations	1,108,162	1,052,928	1,169,631
Interest income	2,644	8,654	27,697
Interest expense	(336,082)	(406,466)	(479,684)
Other income (expense)	(50,647)	6,913	27,778
Loss on debt extinguishment	(115,125)	(145,804)	(52,825)
Income before income taxes	608,952	516,225	692,597
Income tax expense	(109,224)	(146,151)	(185,352)
Net income	499,728	370,074	507,245
Net (income) loss attributable to non-controlling interests	463	(297)	205
Net income attributable to Equinix	$500,191	$369,777	$507,450

Earnings per share ("EPS") attributable to Equinix:
Basic EPS	$5.57	$4.22	$6.03
Weighted-average shares for basic EPS	89,772	87,700	84,140
Diluted EPS	$5.53	$4.18	$5.99
Weighted-average shares for diluted EPS	90,409	88,410	84,679
See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net income	$499,728	$370,074	$507,245
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment ("CTA") gain (loss), net of tax effects of $0, $0 and $(51)	(559,969)	548,560	(58,334)
Net investment hedge CTA gain (loss), net of tax effects of $0, $0 and $10	326,982	(444,553)	73,294
Unrealized gain (loss) on cash flow hedges, net of tax effects of $(16,980), $14,521 and $2,938	60,562	(82,790)	(3,842)
Net actuarial gain (loss) on defined benefit plans, net of tax effects of $(14), $(23) and $(9)	57	85	(48)
Total other comprehensive income (loss), net of tax	(172,368)	21,302	11,070
Comprehensive income, net of tax	327,360	391,376	518,315
Net (income) loss attributable to non-controlling interests	463	(297)	205
Other comprehensive (income) loss attributable to non-controlling interests	(15)	(57)	19
Comprehensive income attributable to Equinix	$327,808	$391,022	$518,539
See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Stockholders' Equity and Other Comprehensive Income (Loss)
For the Three Years Ended December 31, 2021
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

EQUINIX INC.
Consolidated Statements of Stockholders' Equity and Other Comprehensive Income (Loss) - Continued
For the Three Years Ended December 31, 2021
(in thousands, except share data)

							AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Dividends
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	89,462,304	89	(328,052)	(122,118)	15,028,357	(5,119,274)	(913,368)	1,760,302	10,633,988	130	10,634,118
Net income (loss)	—	—	—	—	—	—	—	500,191	500,191	(463)	499,728
Other comprehensive income (loss)	—	—	—	—	—	—	(172,383)	—	(172,383)	15	(172,368)
Issuance of common stock and release of treasury stock for employee equity awards	772,905	1	26,632	9,910	67,718	—	—	—	77,629	—	77,629
Issuance of common stock under ATM Program	637,617	1	—	—	497,869	—	—	—	497,870	—	497,870
Dividend distribution on common stock, $11.48 per share	—	—	—	—	—	(1,030,005)	—	—	(1,030,005)	—	(1,030,005)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(839)	—	—	(839)	—	(839)
Accrued dividends on unvested equity awards	—	—	—	—	—	(15,022)	—	—	(15,022)	—	(15,022)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	390,653	—	—	—	390,653	—	390,653
Balance as of December 31, 2021	90,872,826	$91	(301,420)	$(112,208)	$15,984,597	$(6,165,140)	$(1,085,751)	$2,260,493	$10,882,082	$(318)	$10,881,764

See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$499,728	$370,074	$507,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,450,806	1,224,322	1,088,559
Stock-based compensation	363,774	294,952	236,539
Amortization of intangible assets	205,484	199,047	196,278
Amortization of debt issuance costs and debt discounts and premiums	17,135	15,739	13,042
Provision for credit loss allowance	10,016	5,069	8,459
Impairment charges	—	7,306	15,790
Gain on asset sales	(10,845)	(1,301)	(44,310)
Loss on debt extinguishment	115,125	145,804	52,825
Other items	28,717	16,643	11,620
Changes in operating assets and liabilities:
Accounts receivable	(1,873)	25,412	(26,909)
Income taxes, net	(16,602)	(22,641)	32,495
Other assets	(114,268)	(129,817)	(100,144)
Operating lease right-of-use assets	140,590	153,650	149,031
Operating lease liabilities	(177,533)	(142,863)	(152,091)
Accounts payable and accrued expenses	64,596	25,801	(27,928)
Other liabilities	(27,644)	122,629	32,227
Net cash provided by operating activities	2,547,206	2,309,826	1,992,728
Cash flows from investing activities:
Purchases of investments	(107,533)	(127,763)	(60,909)
Sales of investments	4,057	29,352	40,386
Business acquisitions, net of cash and restricted cash acquired	(158,498)	(1,180,272)	(34,143)
Real estate acquisitions	(201,837)	(200,182)	(169,153)
Purchases of other property, plant and equipment	(2,751,512)	(2,282,504)	(2,079,521)
Proceeds from sale of assets, net of cash transferred	208,585	334,397	358,773
Net cash used in investing activities	(3,006,738)	(3,426,972)	(1,944,567)
Cash flows from financing activities:
Proceeds from employee equity awards	77,628	62,118	52,018
Payment of dividends	(1,042,909)	(947,933)	(836,164)
Proceeds from public offering of common stock, net of issuance costs	497,870	1,981,375	1,660,976
Proceeds from senior notes, net of debt discounts	3,878,662	4,431,627	2,797,906
Proceeds from mortgage and loans payable	—	750,790	—
Repayment of senior notes	(1,990,650)	(4,363,761)	(2,206,289)
Repayments of finance lease liabilities	(165,539)	(115,288)	(126,486)
Repayments of mortgage and loans payable	(717,010)	(829,466)	(73,227)
Debt extinguishment costs	(99,185)	(111,700)	(43,311)
Debt issuance costs	(25,102)	(42,236)	(23,341)
Net cash provided by financing activities	413,765	815,526	1,202,082
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(30,474)	40,702	8,766
Net increase (decrease) in cash, cash equivalents and restricted cash	(76,241)	(260,918)	1,259,009
Cash, cash equivalents and restricted cash at beginning of period	1,625,695	1,886,613	627,604
Cash, cash equivalents and restricted cash at end of period	$1,549,454	$1,625,695	$1,886,613
Supplemental cash flow information
Cash paid for taxes	$134,411	$143,934	$136,583
Cash paid for interest	$426,439	$498,408	$553,815

Cash and cash equivalents	$1,536,358	$1,604,869	$1,869,577
Current portion of restricted cash included in other current assets	12,188	11,135	7,090
Non-current portion of restricted cash included in other assets	908	9,691	9,946
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$1,549,454	$1,625,695	$1,886,613

See accompanying notes to consolidated financial statements.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Business and Summary of Significant Accounting Policies
Nature of Business
Equinix, Inc. ("Equinix," the "Company," "we," "our," or "us") was incorporated in Delaware on June 22, 1998. Equinix provides colocation space and related offerings. Global enterprises, content providers, financial companies and network service providers rely upon Equinix's insight and expertise to safehouse and connect their most valued information assets. We operate International Business ExchangeTM ("IBX®") data centers, or IBX data centers, across the Americas; Europe, Middle East and Africa ("EMEA") and Asia-Pacific geographic regions where customers directly interconnect with a network ecosystem of partners and customers. More than 2,000 network service providers offer access to the world's internet routes inside our IBX data centers. This access to internet routes provides Equinix customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location. As of December 31, 2021, we operated 240 IBX data centers in 66 markets around the world.
We have been operating as a real estate investment trust for federal income tax purposes ("REIT") effective January 1, 2015. See "Income Taxes" in Note 14 below for additional information.
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
•Switch Datacenters' AMS1 data center business in Amsterdam, Netherlands from April 18, 2019;
•Three data centers in Mexico acquired from Axtel S.A.B. de C.V ("Axtel") from January 8, 2020;
•Packet Host, Inc. (“Packet”), including its operations and technology, from March 2, 2020;
•12 data center sites across Canada from BCE Inc. ("Bell") from October 1, 2020 and one additional data center site from November 2, 2020; and
•Two data center sites in Mumbai, India from GPX India ("GPX India Acquisition") from September 1, 2021.

We consolidate all entities that are wholly owned and those entities in which we own less than 100% of the equity but control, including variable interest entities ("VIEs") for which we are the primary beneficiary. Our investment in consolidated VIEs have not been material to our consolidated financial statements as of and for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. Foreign exchange gains or losses resulting from foreign currency transactions, including intercompany foreign currency transactions, that are anticipated to be repaid within the foreseeable future, are reported within other income (expense) on our accompanying consolidated statements of operations. For additional information on the impact of foreign currencies to our consolidated financial statements, see "Accumulated Other Comprehensive Loss" in Note 12.
Use of Estimates
The preparation of consolidated financial statements in conformity with the accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to the allowance for credit losses, fair values of financial and derivative instruments, intangible assets and goodwill, assets acquired and liabilities assumed from acquisitions, useful lives of intangible assets and property, plant and equipment, leases, asset retirement obligations, other accruals, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cash, Cash Equivalents and Short-Term Investments
We consider all highly liquid instruments with an original maturity from the date of purchase of 90 days or less to be cash equivalents. Cash equivalents consist of money market mutual funds and certificates of deposit with original maturities up to 90 days. Short-term investments generally consist of certificates of deposit with original maturities of between 90 days and 1 year. Publicly traded equity securities are measured at fair value with changes in the fair values recognized within other income (expense) in our consolidated statements of operations. We review our investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades.
Equity Method Investments
We enter into joint venture or partnership arrangements to invest in certain entities for business development objectives. At the inception of these arrangements and if a reconsideration event has occurred, we assess our interests with such entities to determine whether any of the entities meet the definition of a VIE. A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. We are required to consolidate the assets and liabilities of VIEs when we are deemed to be the primary beneficiary. The primary beneficiary of a VIE is the entity that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. For VIEs where we are not the primary beneficiary, and other joint ventures or partnerships that are not VIEs, where we have the ability to exercise significant influence over the entity, we account for our investment under the equity method of accounting.
Equity method investments are initially measured at cost, or at fair value when the investment represents a retained equity interest in a deconsolidated business or derecognized distinct non-financial assets. Equity investments are subsequently adjusted for cash contributions, distributions and our share of the income and losses of the investees. We record our equity method investments in other assets in the consolidated balance sheet. Our proportionate shares of the income or loss from our equity method investments are recorded in other income in the consolidated statement of operations.
We review our investments quarterly to determine if any investments may be impaired considering both qualitative and quantitative factors that may have a significant impact on the investees' fair value. We did not record any impairment charges related to our equity method investments for the years ended December 31, 2021, 2020 and 2019. For further information on our Equity Method Investments, see Note 6.
Non-marketable Equity Investments
We also have investments in non-marketable equity securities, where we do not have the ability to exercise significant influence over the investees. We elected the measurement alternative under which the securities are measured at cost minus impairment, if any, and adjusted for changes resulting from qualifying observable price changes. We record non-marketable equity investment in other assets in the consolidated balance sheet. We review our non-marketable equity investments quarterly to determine if any investments may be impaired considering both qualitative and quantitative factors that may have a significant impact on the investees' fair value. We did not record any impairment charges related to our non-marketable equity investments for the years ended December 31, 2021, 2020 and 2019.
Financial Instruments and Concentration of Credit Risk
Financial instruments which potentially subject us to concentrations of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Risks associated with cash and cash equivalents and short-term investments are mitigated by our investment policy, which limits our investing to only those marketable securities rated at least A-1/P-1 Short Term Rating or A-/A3 Long Term Rating, as determined by independent credit rating agencies.
A significant portion of our customer base is comprised of businesses throughout the Americas. However, a portion of our revenues are derived from our EMEA and Asia-Pacific operations. The following table sets forth percentages of our revenues by geographic region for the years ended December 31:

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2021	2020	2019
Americas	46%	45%	47%
EMEA	32%	33%	32%
Asia-Pacific	22%	22%	21%
For further information on segment information, see Note 17.
Property, Plant and Equipment
Property, plant and equipment are stated at our original cost or at fair value for property, plant and equipment acquired through acquisitions, net of depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Buildings under finance leases, Leasehold improvements and integral equipment at leased locations are amortized over the shorter of the lease term or the estimated useful life of the asset or improvement.
We capitalize certain internal and external costs associated with the development and purchase of internal-use software in property, plant and equipment, net on the consolidated balance sheets. This includes costs incurred in cloud computing arrangements ("CCA"), where it is both feasible and contractually permissible without significant penalty for us to take possession of the software. All other CCAs are considered service contracts, and the licensing and implementation costs incurred associated with such contracts are capitalized in other assets on the consolidated balance sheets. Capitalized internal-use software costs and capitalized implementation costs are amortized on a straight-line basis over the estimated useful lives of the software or arrangements.
Our estimated useful lives of property, plant and equipment are generally as follows:

Core systems	3	-	40 years
Buildings	12	-	60 years
Leasehold improvements	12	-	40 years
Personal Property, including capitalized internal-use software	3	-	10 years
Our construction in progress includes direct and indirect expenditures for the construction and expansion of IBX data centers and is stated at original cost. We contracted out substantially all of the construction and expansion efforts of our IBX data centers to independent contractors under construction contracts. Construction in progress includes costs incurred under construction contracts including project management services, engineering and schematic design services, design development, construction services and other construction-related fees and services. In addition, we capitalized interest costs during the construction phase. Once an IBX data center or expansion project becomes operational, these capitalized costs are allocated to certain property, plant and equipment categories and are depreciated over the estimated useful life of the underlying assets.
We review our property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or an asset group may not be recoverable, such as a significant decrease in market price of an asset, a significant adverse change in the extent or manner in which an asset or an asset group is being used or its physical condition, a significant adverse change in legal factors or business climate that could affect the value of an asset or an asset group or a continuous deterioration of our financial condition. Recoverability of assets or asset groups to be held and used is assessed by comparing the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or the asset group. If the carrying amount of the asset or the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or the asset group exceeds the fair value of the asset. We did not record any impairment charges related to our property, plant and equipment during the years ended December 31, 2021, 2020 and 2019.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We enter into non-cancellable lease arrangements as the lessee primarily for our data center spaces, office spaces and equipment. Assets acquired through finance leases are included in property, plant and equipment, net on the consolidated balance sheets. In addition, a portion of our property, plant and equipment are used for revenue arrangements which are accounted for as operating leases where we are the lessor.
Assets Held for Sale
Assets and liabilities to be disposed of that meet all of the criteria to be classified as held for sale are reported at the lower of their carrying amounts or fair values less costs to sell. We recorded an impairment charge of $7.3 million relating to assets held for sale for the year ended December 31, 2020. Assets are not depreciated or amortized while they are classified as held for sale. For further information on our assets held for sale, see Note 5.
Asset Retirement Costs and Asset Retirement Obligations
Our asset retirement obligations are primarily related to our IBX data centers, of which the majority are leased under long-term arrangements and are required to be returned to the landlords in their original condition. The majority of our IBX data center leases have been subject to significant development by us in order to convert them from, in most cases, vacant buildings or warehouses into IBX data centers. The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. Subsequent to the initial measurement, we accrete the liability in relation to the asset retirement obligations over time and the accretion expense is recorded as a cost of revenue. For further information on our leases, see Note 7.
Goodwill and Other Intangible Assets
We have three reportable segments comprised of the 1) Americas, 2) EMEA and 3) Asia-Pacific geographic regions, which we also determined are our reporting units. Goodwill is not amortized and is tested for impairment at least annually or more often if and when circumstances indicate that goodwill is not recoverable.
We assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors considered in the assessment include industry and market conditions, overall financial performance, and other relevant events and factors affecting the reporting unit. If, after assessing the qualitative factors, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing a quantitative impairment test is unnecessary. However, if we conclude otherwise, then we are required to perform a quantitative goodwill impairment test. The quantitative impairment test, which is used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss.
As of December 31, 2021, 2020 and 2019, we concluded that it was more likely than not that goodwill attributed to our Americas, EMEA and Asia-Pacific reporting units was not impaired as the fair value of each reporting unit exceeded the carrying value of its respective reporting unit, including goodwill.
Substantially all of our intangible assets are subject to amortization and are amortized using the straight-line method over their estimated period of benefit. We perform a review of intangible assets for impairment by assessing events or changes in circumstances that indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is assessed by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. We did not record any impairment charges related to our other intangible assets during the years ended December 31, 2021, 2020 and 2019. For further information on goodwill and other intangible assets, see Note 3 and Note 7 below.

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
Derivatives and Hedging Activities
We use derivative instruments, including foreign currency forwards and options and cross-currency interest rate swaps, to manage certain foreign currency exposures. Derivative instruments are viewed as risk management tools by us and are not used for speculative purposes. We recognize all derivatives on our consolidated balance sheets at fair value. The accounting for changes in the value of a derivative depends on whether the contract qualifies and has been designated for hedge accounting. In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged and there must be documentation of the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure, and the effectiveness assessment methodology. For cash flow hedges, we use regression analysis at the time they are designated to assess their effectiveness. Hedge designations are reviewed on a quarterly basis to assess whether circumstances have changed that would disrupt the hedge instrument's relationship to the forecasted transactions or net investment.
We use the forward method to assess effectiveness of qualifying foreign currency forwards that are designated as cash flow hedges, whereby, the change in the fair value of the derivative is recorded in other comprehensive income (loss) and reclassified to the same line item in the consolidated statement of operations that is used to present the earnings effect of the hedged item when the hedged item affects earnings. We use the spot method to assess effectiveness of qualifying foreign currency exchange options that are designated as cash flow hedges, whereby, the change in fair value due to foreign currency exchange spot rates is recorded in other comprehensive income (loss) and reclassified to the same line item in the consolidated statement of operations that is used to present the earnings effect of the hedged item when the hedged item affects earnings, and the change in fair value of the excluded component is recorded in other comprehensive income (loss) and amortized on a straight-line basis to the same line item in the consolidated statement of operations that is used to present the earnings effect of the hedged item. When two or more derivative instruments in combination are jointly designated as a cash flow hedging instrument, as with foreign currency exchange option collars, they are treated as a single instrument. If the hedge relationship is terminated for any derivatives designated as cash flow hedges, then the change in fair value of the derivative recorded in other comprehensive income (loss) is recognized in earnings when the previously hedged item affects earnings, consistent with the original hedge strategy. For hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, then any related derivative amounts recorded in other comprehensive income (loss) are immediately recognized in earnings.
From time to time, we use derivative instruments, including treasury locks and swap locks (collectively, "interest rate locks") to manage certain interest rate exposures. An interest rate lock is a synthetic forward sale of a benchmark interest rate, which is settled in cash based upon the difference between an agreed upon rate at inception and the prevailing benchmark rate at settlement. It effectively fixes the benchmark rate component of an upcoming debt issuance. The interest rate lock transactions are designated as cash flow hedges, with all changes in value reported in other comprehensive income (loss). Subsequent to settlement, amounts in other comprehensive income are amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term interest rate locks.
We use the spot method to assess effectiveness of cross-currency interest rate swaps that are designated as net investment hedges, whereby, the change in fair value due to foreign currency exchange spot rates is recorded in other comprehensive income (loss) and the change in fair value of the excluded component is recorded in other comprehensive income (loss) and amortized to interest expense on a straight-line basis.
From time to time, we also use foreign exchange forward contracts to hedge against the effect of foreign exchange rate fluctuations on a portion of its net investment in the foreign subsidiaries. We use the spot method to assess effectiveness of qualifying foreign currency forwards that are designated as net investment hedges, whereby, the change in fair value due to foreign currency exchange spot rates is recorded in other comprehensive

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

income (loss) and the change in fair value of the excluded component is recorded in other comprehensive income (loss) and amortized to interest expense on a straight-line basis.
Foreign currency gains or losses associated with derivatives that are not designated as hedging instruments for accounting purposes are recorded within other income (expense) in our consolidated statements of operations, with the exception of (i) foreign currency embedded derivatives contained in certain of our customer contracts and (ii) foreign exchange forward contracts that are entered into to hedge the accounting impact of the foreign currency embedded derivatives, which are recorded within revenues in our consolidated statements of operations. For further information on derivatives and hedging activities, see Note 8 below.
Fair Value of Financial Instruments
The carrying value of our cash and cash equivalents, short-term investments and derivative instruments represent their fair value, while our accounts receivable, accounts payable and accrued expenses and accrued property, plant and equipment approximate their fair value due primarily to the short-term maturity of the related instruments. The fair value of our debt, which is traded in the public debt market, is based on quoted market prices. The fair value of our debt, which is not publicly traded, is estimated by considering our credit rating, current rates available to us for debt of the same remaining maturities and terms of the debt.
Fair Value Measurements
We measure and report certain financial assets and liabilities at fair value on a recurring basis, including our investments in money market funds, certificates of deposit, publicly traded equity securities and derivatives.
We also follow the accounting standard for the measurement of fair value for non-financial assets and liabilities on a nonrecurring basis. These include:
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
Leases
On January 1, 2019, we adopted Topic 842 using the alternative transition method and recognized an insignificant cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings.
We enter into lease arrangements primarily for land, data center spaces, office spaces and equipment. At its inception, we determine whether an arrangement is or contains a lease. We recognize a right-of-use ("ROU") asset and lease liability on the consolidated balance sheet for all leases with a term longer than 12 months, including renewals options that we are reasonably certain to exercise.
ROU assets represent our right to use an underlying asset for the lease term. Lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are classified and recognized at the commencement date. When there is a lease modification, including a change in lease term, we reassess its classification and remeasure the ROU asset and lease liability.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

ROU lease liabilities are measured based on the present value of fixed lease payments over the lease term. ROU assets consist of (i) initial measurement of the lease liability; (ii) lease payments made to the lessor at or before the commencement date less any lease incentives received; and (iii) initial direct costs incurred by us. Lease payments may vary because of changes in facts or circumstances occurring after the commencement, including changes in inflation indices. Variable lease payments that depend on an index or a rate (such as the Consumer Price Index or a market interest rate) are included in the measurement of ROU assets and lease liabilities using the index or rate at the commencement date. Subsequent changes to lease payments based on changes to the index and rate are accounted for as variable lease payments and recognized in the period they are incurred. Variable lease payments that do not depend on an index or a rate are excluded from the measurement of ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Since most of our leases do not provide an implicit rate, we use our own incremental borrowing rate ("IBR") on a collateralized basis in determining the present value of lease payments. We utilize a market-based approach to estimate the IBR. The approach requires significant judgment. Therefore, we utilize different data sets to estimate IBRs via an analysis of (i) sovereign rates; (ii) yields on our outstanding public debt; and (iii) indicative pricing on both secured and unsecured debt received from banking partners. We also apply adjustments to account for considerations related to (i) tenor; and (ii) country credit rating that may not be fully incorporated by the aforementioned data sets.
The majority of our lease arrangements include options to extend the lease. If we are reasonably certain to exercise such options, the periods covered by the options are included in the lease term. The depreciable lives of certain fixed assets and leasehold improvements are limited by the expected lease term. We have certain leases with an initial term of 12 months or less. For such leases, we elected not to recognize any ROU asset or lease liability on the consolidated balance sheet. We have lease agreements with lease and non-lease components. We elected to account for the lease and non-lease components as a single lease component for all classes of underlying assets for which we have identified as lease arrangements. For further information on leases, see Note 10 below.
Revenue
Revenue Recognition
Equinix derives more than 90% of its revenues from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing of cabinet space and power; (2) interconnection offerings, such as cross connects and Equinix Exchange ports; (3) managed infrastructure solutions and (4) other revenues consisting of rental income from tenants or subtenants. The remainder of our revenues are from non-recurring revenue streams, such as installation revenues, professional services, contract settlements and equipment sales. Revenues by service lines and geographic areas are included in segment information. For further information on segment information, see Note 17 below.
Under the revenue accounting guidance, revenues are recognized when control of these products and services is transferred to its customers, in an amount that reflects the consideration it expects to be entitled to in exchange for the products and services. Revenues from recurring revenue streams are generally billed monthly and recognized ratably over the term of the contract, generally 1 to 3 years for IBX data center colocation customers. Non-recurring installation fees, although generally paid upfront upon installation, are deferred and recognized ratably over the contract term. Professional service fees and equipment sales are recognized in the period when the services were provided. For the contracts with customers that contain multiple performance obligations, we account for individual performance obligations separately if they are distinct or as a series of distinct obligations if the individual performance obligations meet the series criteria. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The transaction price is allocated to the separate performance obligation on a relative standalone selling price basis. The standalone selling price is determined based on overall pricing objectives, taking into consideration market conditions, geographic locations and other factors. Other judgments include determining if any variable consideration should be included in the total contract value of the arrangement such as price increases.
Revenue is generally recognized on a gross basis as a principal versus on a net basis as an agent, as we are primarily responsible for fulfilling the contract, bear inventory risk and have discretion in establishing the price when selling to the customer. To the extent we do not meet the criteria for recognizing revenue on a gross basis, we record the revenue on a net basis. Revenue from contract settlements, when a customer wishes to terminate their

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

contract early, is treated as a contract modification and recognized ratably over the remaining term of the contract, if any.
We guarantee certain service levels, such as uptime, as outlined in individual customer contracts. If these service levels are not achieved due to any failure of the physical infrastructure or offerings, or in the event of certain instances of damage to customer infrastructure within our IBX data centers, we would reduce revenue for any credits or cash payments given to the customer. Historically, these credits and cash payments have not been significant.
We enter into revenue contracts with customers for data centers and office spaces, which contain both lease and non-lease components. We elected to adopt the practical expedient which allows lessors to combine lease and non-lease components, by underlying class of asset, and account for them as one component if they have the same timing and pattern of transfer. The combined component is accounted for in accordance with the current lease accounting guidance ("Topic 842") if the lease component is predominant, and in accordance with Topic 606 if the non-lease component is predominant. Lessors are permitted to adopt this practical expedient on a retrospective or prospective basis. We elected to apply the practical expedient prospectively based on classes of underlying assets. In general, customer contracts for data centers are accounted for under Topic 606 and customer contracts for the use of office space are accounted for under Topic 842, which are generally classified as operating leases and are recognized on a straight-line basis over the lease term.
Certain customer agreements are denominated in currencies other than the functional currencies of the parties involved. Under applicable accounting rules, we are deemed to have foreign currency forward contracts embedded in these contracts. We assessed these embedded contracts and concluded them to be foreign currency embedded derivatives (see Note 8). These instruments are separated from their host contracts and held on our consolidated balance sheet at their fair value. The majority of these foreign currency embedded derivatives arise in certain of our subsidiaries where the local currency is the subsidiary's functional currency and the customer contract is denominated in the U.S. dollar. Changes in their fair values are recognized within revenues in our consolidated statements of operations.
Contract Balances
The timing of revenue recognition, billings and cash collections result in accounts receivables, contract assets and deferred revenues. A receivable is recorded at the invoice amount, net of an allowance for credit losses and is recognized in the period when we have transferred products or provided services to our customers and when its right to consideration is unconditional. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 45 days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts generally do not include a significant financing component. We assess collectability based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We generally do not request collateral from our customers although in certain cases we obtain a security interest in a customer's equipment placed in our IBX data centers or obtain a deposit. We also maintain an allowance for estimated losses on a lifetime loss basis resulting from the inability of our customers to make required payments for which we had expected to collect the revenues in accordance with the new credit loss guidance accounting guidance ("Topic 326"). The financial condition of our customers were to deteriorate or if they became insolvent, resulting in an impairment of their ability to make payments, greater allowances for credit losses may be required. Management specifically analyzes accounts receivable and current economic news, conditions and trends, historical loss rates, customer concentrations, customer credit-worthiness, changes in customer payment terms and any applicable long term forecast when evaluating revenue recognition and the adequacy of our reserves. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectable are charged to bad debt expense included in sales and marketing expense in the consolidated statements of operations. A specific bad debt reserve of up to the full amount of a particular invoice value is provided for certain problematic customer balances. An additional reserve is established for all other accounts based on an analysis of historical credits issued. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable.
A contract asset exists when we have transferred products or provided services to our customers but customer payment is conditioned on reasons other than the passage of time, such as upon the satisfaction of additional performance obligations. Certain contracts include terms related to price arrangements such as price increases and free months. We recognize revenues ratably over the contract term, which could potentially give rise to contract

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

assets during certain periods of the contract term. Contract assets are recorded in other current assets and other assets in the consolidated balance sheet.
Deferred revenue (a contract liability) is recognized when we have an unconditional right to a payment before it transfers products or services to customers. Deferred revenue is included in other current liabilities and other liabilities, respectively, in the consolidated balance sheet.
Contract Costs
Direct and indirect incremental costs solely related to obtaining revenue contracts are capitalized as costs of obtaining a contract, when they are incremental and if they are expected to be recovered. Such costs consist primarily of commission fees and sales bonuses, as well as indirect related payroll costs. In 2021, contract costs are amortized over the estimated period of 5.5 years on a straight-line basis. We elected to apply the practical expedient which allows us to expense contract costs when incurred, if the amortization period is one year or less.
For further information on revenue recognition, see Note 2 below.
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences that exists between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as tax attributes such as operating loss, capital loss and tax credits carryforwards on a taxing jurisdiction basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected more likely than not to be realized in the future. A tax benefit from an uncertain income tax position may be recognized in the financial statements only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority's widely understood administrative practices and precedents. Recognized income tax positions are measured at the largest amount that has a greater than 50 percent likelihood of being realized. Any subsequent changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our 2015 taxable year. As a result, we may deduct the dividends made to our stockholders from taxable income generated by us and that of our qualified REIT subsidiaries ("QRSs"). Our dividends paid deduction generally eliminates the U.S. federal taxable income of our REIT and QRSs, resulting in no U.S. federal income tax due. However, our domestic taxable REIT subsidiaries ("TRSs") are subject to the U.S. corporate income taxes on any taxable income generated by them. In addition, our foreign operations are subject to local income taxes regardless of whether the foreign operations are operated as QRSs or TRSs.
Our qualification and taxation as a REIT depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy quarterly asset tests depends upon our analysis and the fair market values of our REIT and non-REIT assets. For purposes of the quarterly REIT asset tests, we estimate the fair market value of assets within our QRSs and TRSs using a discounted cash flow approach, by calculating the present value of forecasted future cash flows. We apply discount rates based on industry benchmarks relative to the market and forecasting risks. Other significant assumptions used to estimate the fair market value of assets in QRSs and TRSs include projected revenue growth, projected operating margins, and projected capital expenditures. We revisit significant assumptions periodically to reflect any changes due to business or economic environment.
For further information on income taxes, see Note 14 below.
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award. We generally recognize stock-based compensation expense on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. However,

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

for awards with market conditions or performance conditions, stock-based compensation expense is recognized on a straight-line basis over the requisite service period for each vesting tranche of the award. We elected to estimate forfeitures based on historical forfeiture rates.
We grant restricted stock units ("RSUs") or restricted stock awards ("RSAs") to our employees and these equity awards generally have only a service condition. We grant RSUs to our executives and these awards generally have a service and performance condition or a service and market condition. Performance conditions contained in an equity award are generally tied to our financial performance or a specific region of our company. We assess the probability of meeting these performance conditions on a quarterly basis. The majority of our RSUs vest over four years, although certain equity awards for executives vest over a range of two to four years. Our RSAs vest over three years. The valuation of RSUs and RSAs with only a service condition or a service and performance condition requires no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of our stock price on the date of grant. We use a Monte Carlo simulation option-pricing model to determine the fair value of RSUs with a service and market condition.
We use the Black-Scholes option-pricing model to determine the fair value of our employee stock purchase plan ("ESPP"). The determination of the fair value of shares purchased under the ESPP is affected by assumptions regarding a number of complex and subjective variables including our expected stock price volatility over the term of the awards and actual and projected employee stock purchase behaviors. We estimated the expected volatility by using the average historical volatility of its common stock that it believed was best representative of future volatility. The risk-free interest rate used was based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the equity awards. The expected dividend rate used was based on average dividend yields and the expected term used was equal to the term of each purchase window.
The accounting standard for stock-based compensation does not allow the recognition of unrealized tax benefits associated with the tax deductions in excess of the compensation recorded (excess tax benefit) until the excess tax benefit is realized (i.e., reduces taxes payable). We record the excess tax benefits from stock-based compensation as income tax expense through the statement of operations. For further information on stock-based compensation, see Note 13 below.
Foreign Currency Translation
The financial position of foreign subsidiaries is translated using the exchange rates in effect at the end of the period, while income and expense items are translated at average exchange rates during the period. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as other comprehensive income (loss). The net gains and losses resulting from foreign currency transactions are recorded in net income in the period incurred and recorded within other income (expense). Certain inter-company balances are designated as loans of a long-term investment-type nature. Accordingly, exchange gains and losses associated with these long-term inter-company balances are recorded as a component of other comprehensive income (loss), along with translation adjustments.
Earnings Per Share
We compute basic and diluted EPS for net income. Basic EPS is computed using net income and the weighted-average number of common shares outstanding. Diluted EPS is computed using net income and the weighted-average number of common shares outstanding plus any dilutive potential common shares outstanding. Dilutive potential common shares include the assumed exercise, vesting and issuance activity of employee equity awards using the treasury stock method. For further information on earnings per share, see Note 4 below.
Treasury Stock
We account for treasury stock under the cost method. When treasury stock is re-issued at a higher price than its cost, the difference is recorded as a component of additional paid-in capital to the extent that there are gains to

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

offset the losses. If there are no treasury stock gains in additional paid-in capital, the losses are recorded as a component of retained earnings.
Coronavirus (COVID-19) Update
During the year ended December 31, 2021, the COVID-19 pandemic did not have a material impact on our financial statements. During the year ended December 31, 2020, we recorded an insignificant amount of revenue reserve and allowance for credit losses related to our response to the COVID-19 pandemic, and incurred one-time cash bonuses and compensation expense of $8.6 million for our IBX data center employees, as well as other employees to support their work-from-home requirements. This was partially offset by lower travel expenses due to travel restrictions as a result of the COVID-19 pandemic. During the year ended December 31, 2021 and 2020, we also evaluated our goodwill, long-lived assets, including property, plant and equipment, lease right-of-use assets and intangible assets, noting no indicators of impairment resulting from the pandemic.
The full impact that the ongoing COVID-19 pandemic will have on our future consolidated financial statements remains uncertain and ultimately will depend on many factors, including the duration and potential cyclicity of the health crisis, further public policy actions to be taken in response, as well as the continued impact of the pandemic on the global economy and our customers and vendors. We will continue to evaluate the nature and extent of these potential impacts to our business and consolidated financial statements.

Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-08 Business Combinations ("Topic 805"): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. We are currently evaluating the extent of the impact of this ASU, but do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.
In August 2020, FASB issued ASU 2020-06: Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock and modifies the disclosure requirement for the convertible instruments. Additionally, this ASU improves the consistency of EPS calculations by eliminating the use of the treasury stock method to calculate diluted EPS for convertible instruments and clarifies certain areas under the current EPS guidance. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted at the beginning of the fiscal year after December 15, 2020. We are currently evaluating the extent of the impact of this ASU, but do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.
Accounting Standards Recently Adopted
Financial Instruments - Credit Losses
In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses ("Topic 326"): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU requires enhanced qualitative and quantitative disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We adopted this new ASU on January 1, 2020 using the modified retrospective approach and recorded a net decrease to retained earnings of $0.9 million and a corresponding increase to allowance for credit

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

losses. The adoption did not have a significant impact on other financial assets within the scope of Topic 326, such as contract assets.
Income Taxes
In December 2019, FASB issued ASU 2019-12, Income Taxes ("Topic 740"): Simplifying the Accounting for Income Taxes. The ASU simplifies accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also improves consistent application of and simplifies generally accepted accounting principles ("GAAP") for other areas of Topic 740 by clarifying and amending existing guidance. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted including adoption in any interim period for periods for which financial statements have not yet been issued. On January 1, 2021, we adopted this ASU on a prospective basis and the adoption of this standard did not have an impact on our consolidated financial statements.
Reference Rate Reform
In March 2020, FASB issued ASU 2020-04, Reference Rate Reform ("Topic 848"): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In addition, FASB issued ASU 2021-01, Reference Rate Reform ("Topic 848"), which clarifies the scope of Topic 848. Collectively, the guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2021-01 is effective upon issuance and ASU 2020-04 was effective for all entities as of March 12, 2020, and together remain effective through December 31, 2022. We adopted these ASUs upon their respective issuances and there was no impact on our consolidated financial statements as a result of adopting the guidance. We will evaluate our debt, derivative and lease contracts that may become eligible for modification relief and may apply the elections prospectively as needed.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.    Revenue
Contract Balances
The following table summarizes the opening and closing balances of our accounts receivable, net; contract assets, current; contract assets, non-current; deferred revenue, current; and deferred revenue, non-current (in thousands):

	Accounts receivable, net (1)	Contract assets, current	Contract assets, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2021	$676,738	$13,534	$54,050	$101,258	$71,242
Closing balances as of December 31, 2021	681,809	65,392	55,486	109,736	87,495
Increase	$5,071	$51,858	$1,436	$8,478	$16,253

Beginning balances as of January 1, 2020	$689,134	$10,033	$31,521	$76,193	$46,555
Closing balances as of December 31, 2020	676,738	13,534	54,050	101,258	71,242
Increase (Decrease)	$(12,396)	$3,501	$22,529	$25,065	$24,687

(1) The net change in our allowance for credit losses was insignificant during the year ended December 31, 2021.
The difference between the opening and closing balances of our accounts receivable, net, contract assets and deferred revenues primarily results from revenue growth and the timing difference between the satisfaction of our performance obligation and the customer's payment, as well as business combinations closed during the years ended December 31, 2021 and 2020. The amounts of revenue recognized during the years ended December 31, 2021, 2020 and 2019 from the opening deferred revenue balance were $93.1 million, $87.0 million and $87.3 million, respectively. For the years ended December 31, 2021, 2020 and 2019, no impairment loss related to contract balances was recognized in the consolidated statement of operations.
Contract Costs
The ending balances of net capitalized contract costs as of December 31, 2021 and 2020 were $325.5 million and $268.0 million, respectively, which were included in other assets in the consolidated balance sheet. $87.6 million, $85.4 million, and $72.9 million of contract costs were amortized during years ended December 31, 2021, 2020, and 2019, respectively, which were included in sales and marketing expense in the consolidated statement of operations.
Remaining performance obligations
As of December 31, 2021, approximately $9.1 billion of total revenues, including deferred installation revenues, are expected to be recognized in future periods. Most of our revenue contracts have an initial term varying from one to three years, and thereafter, automatically renew in one-year increments. Included in the remaining performance obligations are contracts that are either under the initial term or under one-year renewal periods. We expect to recognize approximately 70% of our remaining performance obligations as revenues over the next two years, with more revenues expected to be recognized in the first year due to the impact of contracts renewal. The remainder of the balance is generally expected to be recognized over the next three to five years. We estimate our remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates due to changes in actual deployments dates, contract modifications, renewals and/or terminations.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.    Acquisitions
Pending Acquisition
Acquisition of MainOne Cable Company Ltd. (the "MainOne Acquisition")
On December 6, 2021, we entered into an agreement to purchase MainOne Cable Company Ltd. ("MainOne"), representing three operational data centers, with an additional facility under construction. We intend to acquire MainOne and its assets in an all-cash transaction at an enterprise value of approximately $320 million. The acquisition is expected to close in the second quarter of 2022, subject to customary conditions including regulatory approval. Upon the close of the acquisition, the operating results of the acquired business will be reported in the EMEA region. The MainOne Acquisition supports our ongoing expansion to meet customer demand in the West African market.
2021 Acquisition
Acquisition of GPX India (the "GPX India Acquisition")
On September 1, 2021, we completed the acquisition of GPX India, representing two data centers in Mumbai, India, for a total purchase consideration of approximately INR12.5 billion, or $170.5 million at the exchange rate in effect on that date. The GPX India Acquisition supports our ongoing expansion to meet customer demand in the market.
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
Acquisition of Packet (the "Packet Acquisition")
On March 2, 2020, we acquired all outstanding shares and equity awards of Packet, a leading bare metal automation platform for a total purchase consideration of approximately $290.3 million in cash. In addition, we paid $16.1 million in cash to accelerate the vesting of unvested Packet equity awards for certain Packet employees, which was recorded as stock-based compensation expense during the three months ended March 31, 2020. In connection with the acquisition, we also issued restricted stock awards with an aggregated fair value of $30.2 million and a three-year vesting period, which will be recognized as stock-based compensation costs over the vesting period. The acquisition, combined with Equinix MetalTM, is expected to accelerate our strategy to help enterprises deploy hybrid multicloud architectures on our data center platform.
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
As of December 31, 2021, we had not completed the detailed valuation analysis to derive the fair value of assets acquired and liabilities assumed from the GPX India Acquisition, including property, plant and equipment,

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

intangible assets and the related tax impacts; therefore, the purchase price allocation is based on provisional estimates and subject to continuing management analysis.
A summary of the final allocation of total purchase consideration is presented as follows (in thousands):

	GPX India (1)	Bell (2)	Packet	Axtel
	Provisional	Final
Cash and cash equivalents	$9,406	$—	$1,068	$—
Accounts receivable	4,399	—	5,098	—
Other current assets	8,883	696	299	14,048
Property, plant and equipment	88,108	538,717	27,945	76,407
Operating lease right-of-use assets	62	14,359	1,519	1,646
Intangible assets	15,472	75,857	58,500	22,750
Goodwill	77,162	172,387	230,620	78,902
Deferred tax and other assets	20	722	138	—
Total assets acquired	203,512	802,738	325,187	193,753
Accounts payable and accrued liabilities	(1,569)	(895)	(1,275)	(238)
Other current liabilities	(478)	—	(860)	—
Operating lease liabilities	(62)	(13,340)	(1,519)	(1,586)
Finance lease liabilities	(20,565)	(80,026)	(27,945)	—
Deferred tax and other liabilities	(10,373)	(4,495)	(3,290)	(2,911)
Net assets acquired	$170,465	$703,982	$290,298	$189,018

(1)For the GPX India Acquisition, the purchase price allocation adjustments since the provisional amounts reported as of September 30, 2021 were not significant.
(2)For the Bell Acquisition, the purchase price allocation adjustments since the provisional amounts reported as of December 31, 2020 were not significant.
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
Intangible assets - The following table presents certain information on the acquired intangible assets (in thousands):

Intangible Assets	Fair Value	Estimated Useful Lives (Years)	Weighted-average Estimated Useful Lives (Years)	Discount Rate
GPX India:
Customer relationships (1)	$15,472	15.0	15.0	11.0%
Bell:
Customer relationships (1)	75,857	15.0	15.0	8.0%
Packet:
Trade names (2)	1,300	3.0	3.0	8.0%
Existing technology (3)	5,100	3.0	3.0	8.0%
Customer relationships (1)	52,100	10.0	10.0	8.0%
Axtel:
Customer relationships (1)	22,750	15.0	15.0	13.3%

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)The fair values were estimated by calculating the present value of estimated future operating cash flows generated from existing customers less costs to realize the revenue. The rates reflect the nature of the assets as they relate to the risk and uncertainty of the estimated future operating cash flows, as well as the risk of the country within which the acquired business operates.
(2)The fair value was estimated using the relief from royalty method, with a relief from royalty rate of 1.0%.
(3)The fair value was estimated under the cost approach by projecting the cost to recreate a new asset with an equivalent utility of the existing technology. The key assumptions include total cost, time to recreate, opportunity cost and functional obsolescence. The discount rate was utilized for the opportunity cost assumption.
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
Revenues and net income and loss from operations
The operating results of the GPX India Acquisition are reported in the Asia-Pacific region following the date of acquisition. During the year ended December 31, 2021, our results of operations from the GPX India Acquisition included $6.9 million of revenues and an insignificant amount of net income from operations.
Transaction costs
During the year ended December 31, 2021, the transaction costs for the GPX India Acquisition were insignificant.
2019 Acquisition
On April 18, 2019, we completed the acquisition of Switch Datacenters' AMS1 data center business in Amsterdam, Netherlands, for a cash purchase price of approximately €30.6 million or approximately $34.3 million, at the exchange rate in effect on April 18, 2019.
4.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the years ended December 31 (in thousands, except per share amounts):

	2021	2020	2019
Net income	$499,728	$370,074	$507,245
Net (income) loss attributable to non-controlling interests	463	(297)	205
Net income attributable to Equinix	$500,191	$369,777	$507,450

Weighted-average shares used to calculate basic EPS	89,772	87,700	84,140
Effect of dilutive securities:
Employee equity awards	637	710	539
Weighted-average shares used to calculate diluted EPS	90,409	88,410	84,679

EPS attributable to Equinix:
Basic EPS	$5.57	$4.22	$6.03
Diluted EPS	$5.53	$4.18	$5.99

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth potential shares of common stock that are not included in the diluted EPS calculation above because to do so would be anti-dilutive for the years ended December 31 (in thousands):

	2021	2020	2019
Common stock related to employee equity awards	206	19	21
Total	206	19	21
5.    Assets Held for Sale
In October 2021, we entered into an agreement to form a joint venture in the form of a limited liability partnership with PGIM Real Estate ("PGIM"), to develop and operate xScaleTM data centers in Asia-Pacific (the "Asia-Pacific 2 Joint Venture"). xScale data centers are engineered to meet the technical and operational requirements and price points of core hyperscale workload deployments and also offer access to our comprehensive suite of interconnection and edge services. Upon closing, PGIM will contribute cash in exchange for an 80% partnership interest in the Asia-Pacific 2 Joint Venture. We agreed to sell the Sydney 9 ("SY9") data center site in exchange for a 20% partnership interest in the Asia-Pacific 2 Joint Venture and cash proceeds. The assets and liabilities of the SY9 data center, which are currently included within our Asia-Pacific region, were classified as held for sale as of September 30, 2021 and remained held for sale as of December 31, 2021.
In June 2021, we entered into an agreement to form another joint venture in the form of a limited liability partnership with GIC, Singapore's sovereign wealth fund ("GIC"), to develop and operate additional xScale data centers in Europe and the Americas (the “EMEA 2 Joint Venture”). The assets and liabilities of the data center sites expected to be sold to the EMEA 2 Joint Venture within a year were classified as held for sale as of June 30, 2021. The transaction was structured to close in phases over the course of two years, pending regulatory approval and other closing conditions. The first phase of the transaction, comprised of data center sites located in Frankfurt, Helsinki, Madrid, Milan and Paris, closed in September 2021. Upon closing, we sold these data center sites in exchange for a total consideration of $144.0 million, which is comprised of $106.4 million of net cash proceeds, a 20% partnership interest in the EMEA 2 Joint Venture with a fair value of $30.4 million, and $7.2 million of receivables. During the year ended December 31, 2021, we recognized an insignificant gain on the sale of these xScale data center facilities. In October 2021, we completed the sale of the Sao Paulo 5 ("SP5") data center to the EMEA 2 Joint Venture in exchange for a total consideration of $34.3 million. During the year ended December 31, 2021, we recognized an insignificant loss on the sale of the SP5 data center. The assets and liabilities of the Warsaw 4 ("WA4") data center site, which is currently included within our EMEA region and is expected to be sold to the EMEA 2 Joint Venture in a future phase, were classified as held for sale as of June 30, 2021 and remained held for sale as of December 31, 2021.
Additionally, we entered negotiations to sell the Mexico 3 ("MX3") data center site in connection with the formation of a new joint venture with GIC (the "AMER 1 Joint Venture"). Given that the key terms of the sale had been substantially agreed upon as of September 30, 2021, the assets and liabilities of the MX3 data center, which are currently included within our Americas region, were classified as held for sale as of September 30, 2021 and remained held for sale as of December 31, 2021.
In May 2021, we entered into an agreement to sell the Dublin 5 ("DB5") data center site to the EMEA 1 Joint Venture (as defined in Note 6 below). The assets and liabilities of the DB5 data center, which were included within our EMEA region, were classified as held for sale as of June 30, 2021. In July 2021, we sold the DB5 data center in exchange for a total consideration of $77.9 million. During the year ended December 31, 2021, we recognized a total gain of $15.8 million on the sale of the DB5 data center.
All assets and liabilities classified as held for sale are reported at the lower of their carrying amounts or fair values less costs to sell. The following table summarizes the assets and liabilities that were classified as assets and liabilities held for sale in the consolidated balance sheet as of December 31, 2021 (in thousands):

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2021
Operating lease right-of-use assets	$12,835
Property, plant and equipment	260,182
Other assets	3,178
Total assets held for sale	$276,195

Accounts payable and accrued expenses	$510
Current portion of operating lease liabilities	2,039
Operating lease liabilities, less current portion	348
Accrued property, plant and equipment	18,127
Total liabilities held for sale (1)	$21,024

(1)Liabilities held for sale were included within other current liabilities on the consolidated balance sheet.
Sale of xScale™ data center facilities in Europe in 2020
In September 2020, we entered into an agreement to sell its Paris 9 ("PA9") data center to the EMEA 1 Joint Venture. The assets and liabilities of the PA9 data center, which were included within our EMEA region, were classified as held for sale as of September 30, 2020. On December 15, 2020, we closed the transaction for a total consideration of $131.5 million, which is comprised of 1) cash proceeds of $124.6 million, 2) a contract asset with a fair value of $5.6 million and 3) an insignificant amount of contingent consideration that is receivable upon completion of certain performance milestones. During the year ended December 31, 2020, we recognized an insignificant loss on the sale of the PA9 data center. In connection with this transaction, we have a commitment with the EMEA 1 Joint Venture to complete a residual portion of the PA9 data center for an estimated cost of $17.7 million on December 31, 2020, reimbursable upon completion.

The contingent consideration recognized on the EMEA 1 Joint Venture transaction noted above, along with the 2019 EMEA 1 Joint Venture transaction, are considered derivatives and are remeasured at fair value each reporting period using inputs such as probabilities of payment, discount rates, foreign currency forward rates and projected payment dates. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements. As of December 31, 2021 and 2020, the total fair value of the contingent consideration was $5.3 million and $44.2 million, respectively, which was included in other current assets and other assets on the consolidated balance sheet. Changes in the fair value of the contingent consideration were recorded in gain (loss) on asset sales on the consolidated statement of operations.
Sale of xScale™ data center facilities in Asia-Pacific in 2020
In April 2020, we entered into an agreement to form a joint venture in the form of a limited liability partnership with GIC to develop and operate xScale™ data centers in Asia-Pacific (the “Asia-Pacific 1 Joint Venture”), with ownership upon close for GIC and our company being established at 80% and 20%, respectively. The assets and liabilities of three Japan xScale™ data center sites, the Osaka 2, Tokyo 12, and Tokyo 14 development sites, which were included within our Asia-Pacific region, were classified as held for sale as of June 30, 2020. In the third quarter of 2020, we recorded an impairment charge of $7.3 million, reducing the carrying value of the development site assets to the estimated fair value less cost to sell. On December 17, 2020, we closed the transaction including the sale of the three development sites to the Asia-Pacific 1 Joint Venture in exchange for $209.8 million of cash proceeds and $15.6 million of receivables. During the year ended December 31, 2020, we recognized an insignificant gain on the sale of these xScale™ data center development sites.

Our investments in the EMEA 1 Joint Venture, EMEA 2 Joint Venture and the Asia-Pacific 1 Joint Venture are accounted for using the equity method of accounting. For further information, see Note 6 below.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.    Equity Method Investments
The following table summarizes our equity method investments (in thousands), which were included in other assets on the consolidated balance sheets as of December 31 (in thousands):

Investee	Ownership Percentage	2021	2020
EMEA 1 Joint Venture with GIC	20%	$131,516	$101,892
EMEA 2 Joint Venture with GIC	20%	34,944	—
Asia-Pacific 1 Joint Venture with GIC	20%	60,108	43,432
Other	Various	18,481	17,747
Total		$245,049	$163,071

Non - Variable Interest Entity (VIE) Joint Venture

EMEA 1 Joint Venture
In 2019, we entered into a joint venture in the form of a limited liability partnership with GIC (the "EMEA 1 Joint Venture"), to develop and operate xScale data centers in Europe. The EMEA 1 Joint Venture is not a variable interest entity ("VIE") given that both equity investors' interests have the characteristics of a controlling financial interest and it is sufficiently capitalized to sustain its operations, requiring additional funding from its partners only when expanding operations. Our share of income and losses of equity method investments from this joint venture was insignificant for the years ended December 31, 2021 and 2020 and was included in other income (expense) on the consolidated statement of operations.
We committed to make future equity contributions to the EMEA 1 Joint Venture for funding its future development. As of December 31, 2021, we had future equity contribution commitments of $26.0 million.
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
For both the Asia-Pacific 1 Joint Venture and the EMEA 2 Joint Venture, we provide certain management services to their operations and earn fees for the performance of such services. Both joint ventures do not have sufficient funds from operations to be self-sustaining, thus are considered VIEs. The power to direct the activities of these joint ventures that most significantly impact economic performance is shared equally between GIC and us. These activities include data center construction and operations, sales and marketing, financing, and real estate purchases or sales. Decisions about these activities require the consent of both GIC and us. We concluded that neither party is deemed to have predominant control over the Asia-Pacific 1 Joint Venture and EMEA 2 Joint Venture and neither party is considered to be the primary beneficiary. During the years ended December 31, 2021 and 2020, respectively, our share of income and losses of equity method investments from these joint ventures was insignificant both individually and in aggregate, and was included in other income (expense) on the consolidated statement of operations.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our maximum exposure to loss related to the Asia-Pacific 1 Joint Venture and EMEA 2 Joint Venture as of December 31, 2021 (in thousands):

	Asia-Pacific 1 Joint Venture	EMEA 2 Joint Venture
Equity Investment	$60,108	$34,944
Outstanding Receivables	2,124	26,953
Future Equity Contribution Commitments [1]	11,424	64,875
Maximum Future Payments under Debt Guarantees [2]	N/A [3]	38,118
Total	$73,656	$164,890

(1)The joint ventures' partners are required to make additional equity contributions proportionately upon certain occurrences, such as a shortfall in capital necessary to complete certain construction phases or make interest payments on their outstanding debt.
(2)In connection with our 20% equity investment in the EMEA 2 Joint Venture, we provided the lenders with our guarantees covering 20% of all payments of principal and interest due under EMEA 2 Joint Venture's credit facility agreements (see Note 15).
(3)The Asia-Pacific 1 Joint Venture’s debt is secured by the net assets of the Asia-Pacific 1 Joint Venture without recourse to its partners.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.    Balance Sheet Components
Cash, Cash Equivalents and Short-Term Investments
Cash, cash equivalents and short-term investments consisted of the following as of December 31 (in thousands):

	2021	2020
Cash and cash equivalents:
Cash	$950,677	$993,798
Cash equivalents:
Money market funds	585,681	611,071
Total cash and cash equivalents	1,536,358	1,604,869
Short-term investments:
Certificates of deposit	—	4,373
Publicly traded equity securities	—	159
Total short-term investments	—	4,532
Total cash, cash equivalents and short-term investments	$1,536,358	$1,609,401

As of December 31, 2021 and 2020, cash and cash equivalents included investments which were readily convertible to cash and had original maturity dates of 90 days or less.
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. Accounts receivable, net, consisted of the following as of December 31 (in thousands):

	2021	2020
Accounts receivable	$693,444	$687,415
Allowance for credit losses	(11,635)	(10,677)
Accounts receivable, net	$681,809	$676,738
The following table summarizes the activity of our allowance for credit losses (in thousands):

Balance as of December 31, 2018	$15,950
Provision for doubtful accounts	8,459
Net write-offs	(11,341)
Impact of foreign currency exchange	(42)
Balance as of December 31, 2019	13,026
Adjustments due to adoption of ASU 2016-13	900
Provision for doubtful accounts	5,069
Net write-offs	(10,050)
Impact of foreign currency exchange	1,732
Balance as of December 31, 2020	10,677
Provision for doubtful accounts	10,016
Net write-offs	(8,295)
Impact of foreign currency exchange	(763)
Balance as of December 31, 2021	$11,635

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Current Assets
Other current assets consisted of the following as of December 31 (in thousands):

	2021	2020
Prepaid expenses	$65,224	$61,424
Taxes receivable	128,123	125,614
Restricted cash, current	12,188	11,135
Other receivables	59,224	44,333
Derivative instruments	117,432	8,906
Contract assets, current	65,392	13,534
Other current assets (1)	15,156	58,070
Total other current assets	$462,739	$323,016

(1)Other current assets included $5.3 million and $44.2 million of the current portion of the fair value of the contingent consideration from the sale of xScale™ data center facilities to the EMEA 1 Joint Venture as of December 31, 2021 and 2020, respectively. See Note 5 for further discussion.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following as of December 31 (in thousands):

	2021	2020
Core systems	$10,808,417	$9,659,908
Buildings	7,381,644	6,557,121
Leasehold improvements	2,022,617	1,946,644
Construction in progress	967,562	1,363,917
Personal property (1)	1,551,642	1,207,669
Land	970,982	944,094
	23,702,864	21,679,353
Less accumulated depreciation	(8,257,089)	(7,176,269)
Property, plant and equipment, net	$15,445,775	$14,503,084

(1)Personal property included $1.2 billion and $885.5 million of capitalized internal-use software as of December 31, 2021 and 2020, respectively.
Goodwill and Other Intangibles
The following table presents goodwill and other intangible assets, net, for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Goodwill:
Americas	$2,210,009	$2,212,782
EMEA	2,472,586	2,611,166
Asia-Pacific	689,476	648,605
	$5,372,071	$5,472,553
Intangible assets, net:
Intangible assets - customer relationships	$2,841,372	$2,891,060
Intangible assets - trade names	11,471	11,512
Intangible assets - in-place leases	32,760	33,770
Intangible assets - licenses	9,697	9,697
Intangible assets - at-the-money lease contracts (1)	60,455	64,905
Intangible assets - other	12,546	12,802
	2,968,301	3,023,746
Accumulated amortization - customer relationships	(987,462)	(818,370)
Accumulated amortization - trade names	(3,207)	(2,337)
Accumulated amortization - in-place leases	(22,847)	(20,037)
Accumulated amortization - licenses	(5,821)	(6,600)
Accumulated amortization - other (2)	(13,697)	(5,457)
	(1,033,034)	(852,801)
Total intangible assets, net	$1,935,267	$2,170,945

(1) In December 2020, we acquired an at-the-money lease contract intangible asset through an asset acquisition in Amsterdam. This intangible asset represents premiums paid to acquire a land lease at market terms. The lease has a remaining lease term of 12 years with available renewal options in 50-year increments. The intangible asset has an estimated amortization period of 12 years. The total purchase consideration for this asset acquisition was $49.4 million and we recorded

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$16.1 million of deferred tax liability in connection with this purchase. The transaction was accounted for as an asset acquisition since substantially all of the fair value of the acquired assets is for the identified at-the-money lease intangible asset.
(2) Accumulated amortization - other includes an insignificant amount of amortization of at-the-money lease contracts.
Changes in the carrying amount of goodwill by geographic regions are as follows (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of December 31, 2019	$1,741,689	$2,426,306	$613,863	$4,781,858
Purchase of Packet	230,620	—	—	230,620
Purchase of Bell	170,548	—	—	170,548
Purchase of Axtel	78,902	—	—	78,902
Sale of xScale data center facilities	—	—	(7,306)	(7,306)
Impact of foreign currency exchange	(8,977)	184,860	42,048	217,931
Balance as of December 31, 2020	2,212,782	2,611,166	648,605	5,472,553
Purchase of GPX	—	—	77,162	77,162
Impact of foreign currency exchange	(2,773)	(138,580)	(36,291)	(177,644)
Balance as of December 31, 2021	$2,210,009	$2,472,586	$689,476	$5,372,071
Changes in the net book value of intangible assets by geographic regions are as follows (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of December 31, 2018	$1,578,971	$543,860	$210,465	$2,333,296
ASC 842 adoption adjustment	(108)	(20,692)	(2,405)	(23,205)
Switch AMS1 data center acquisition	—	4,889	—	4,889
Asset sales - NY12 data center	(8,412)	—	—	(8,412)
Other	—	1,096	472	1,568
Amortization of intangibles	(125,390)	(54,432)	(16,456)	(196,278)
Impact of foreign currency exchange	(1,769)	(8,157)	457	(9,469)
Balance as of December 31, 2019	1,443,292	466,564	192,533	2,102,389
Axtel acquisition	22,750	—	—	22,750
Packet acquisition	58,500	—	—	58,500
Bell acquisition	75,631	—	—	75,631
Other asset acquisition(1)	—	64,905	—	64,905
Amortization of intangibles	(133,608)	(49,417)	(16,022)	(199,047)
Impact of foreign currency exchange	(3,476)	35,975	13,318	45,817
Balance as of December 31, 2020	1,463,089	518,027	189,829	2,170,945
GPX acquisition	—	—	15,472	15,472
Amortization of intangibles	(133,289)	(55,807)	(16,388)	(205,484)
Impact of foreign currency exchange	(2,047)	(30,278)	(13,341)	(45,666)
Balance as of December 31, 2021	$1,327,753	$431,942	$175,572	$1,935,267

(1) For further discussion, refer to footnote 1 of the table on the previous page.
Goodwill and intangible assets which are denominated in currencies other than the U.S. Dollar are subject to foreign currency fluctuations. Our foreign currency translation gains and losses, including goodwill and intangibles, are a component of other comprehensive income and loss.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Estimated future amortization expense related to these intangibles is as follows (in thousands):

Years ending:
2022	$196,744
2023	195,030
2024	193,722
2025	191,158
2026	190,802
Thereafter	967,811
Total	$1,935,267
Other Assets
Other assets consisted of the following as of December 31 (in thousands):

	2021	2020
Deferred tax assets, net	$59,816	$66,424
Prepaid expenses (1)	87,758	82,443
Debt issuance costs, net	2,130	4,261
Deposits	70,548	69,043
Restricted cash	908	9,691
Derivative instruments	59,917	2,793
Contract assets, non-current	55,486	54,050
Contract costs	325,510	267,978
Equity method investments	245,049	163,071
Other assets (2)	18,944	56,293
Total other assets	$926,066	$776,047

(1)Prepaid expenses included $46.0 million and $21.1 million of capitalized CCA implementation costs, net as of December 31, 2021 and 2020, respectively.
(2)In connection with the Metronode Acquisition in 2018, we had indemnification assets of $42.8 million as of December 31, 2020, which represented the seller's obligation under the purchase agreement to reimburse pre-acquisition tax liabilities settled after the acquisition. The amount was insignificant as of December 31, 2021.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of December 31 (in thousands):

	2021	2020
Accounts payable	$84,084	$77,705
Accrued compensation and benefits	364,783	317,117
Accrued interest	81,893	79,437
Accrued taxes (1)	117,061	153,804
Accrued utilities and security	94,251	76,910
Accrued other	137,072	139,889
Total accounts payable and accrued expenses	$879,144	$844,862

(1)Accrued taxes included income taxes payable of $51.3 million and $59.8 million as of December 31, 2021 and 2020, respectively.
Other Current Liabilities
Other current liabilities consisted of the following as of December 31 (in thousands):

	2021	2020
Deferred revenue, current	$109,736	$101,258
Customer deposits	16,380	17,115
Derivative instruments	13,373	188,726
Dividends payable, current	12,027	10,873
Asset retirement obligations	8,756	3,993
Other current liabilities	54,247	32,403
Total other current liabilities	$214,519	$354,368
Other Liabilities
Other liabilities consisted of the following as of December 31 (in thousands):

	2021	2020
Asset retirement obligations	$108,800	$109,776
Deferred tax liabilities, net	340,287	290,366
Deferred revenue, non-current	87,495	71,242
Accrued taxes	124,032	178,371
Dividends payable, non-current	9,750	7,947
Customer deposits	1,534	1,088
Derivative instruments	20,899	211,733
Other liabilities	70,614	78,476
Total other liabilities	$763,411	$948,999

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the activities of our asset retirement obligation ("ARO") (in thousands):

Asset retirement obligations as of December 31, 2018	$96,663
Additions	6,980
Adjustments (1)	(7,969)
Accretion expense	6,290
Impact of foreign currency exchange	451
Asset retirement obligations as of December 31, 2019	102,415
Additions	5,909
Adjustments (1)	(4,241)
Accretion expense	6,331
Impact of foreign currency exchange	3,355
Asset retirement obligations as of December 31, 2020	113,769
Additions	7,483
Adjustments (1)	(6,591)
Accretion expense	6,518
Impact of foreign currency exchange	(3,623)
Asset retirement obligations as of December 31, 2021	$117,556

(1)The ARO adjustments are primarily due to lease amendments and acquisition of real estate assets, as well as other adjustments.
8.    Derivatives and Hedging Instruments
Derivatives Designated as Hedging Instruments
Net Investment Hedges. We are exposed to the impact of foreign exchange rate fluctuations on the value of investments in our foreign subsidiaries whose functional currencies are other than the U.S. Dollar. In order to mitigate the impact of foreign currency exchange rates, we have entered into various foreign currency debt obligations, which are designated as hedges against our net investments in foreign subsidiaries. As of December 31, 2021 and 2020, the total principal amounts of foreign currency debt obligations designated as net investment hedges were $1.5 billion and $1.9 billion, respectively.
We also use cross-currency interest rate swaps, which effectively convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt, to hedge the currency exposure associated with our net investment in our foreign subsidiaries. As of December 31, 2021 and 2020, we had cross-currency interest rate swaps outstanding with notional amounts of $4.0 billion and $3.3 billion respectively, with maturity dates ranging through 2026.
From time to time, we use foreign currency forward contracts to hedge against the effect of foreign exchange rate fluctuations on our net investment in our foreign subsidiaries. As of December 31, 2021 and 2020, the total notional amount of foreign currency forward contracts designated as net investment hedges were $375.7 million and $355.6 million respectively.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The effect of net investment hedges on accumulated other comprehensive income and the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Years Ended December 31,
		2021	2020	2019
Foreign currency debt		$93,945	$(208,281)	$47,033
Cross-currency interest rate swaps (included component) (1)		282,935	(218,843)	15,514
Cross-currency interest rate swaps (excluded component) (2)		(52,517)	(347)	10,737
Foreign currency forward contracts (included component) (1)		2,621	(17,115)	—
Foreign currency forward contracts (excluded component) (3)		(2)	32	—
Total		$326,982	$(444,554)	$73,284

Amount of gain or (loss) recognized in earnings:
	Location of gain or (loss)	Years Ended December 31,
		2021	2020	2019
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$44,933	$27,196	$19,261
Foreign currency forward contracts (excluded component) (3)	Interest expense	242	42	—
Total		$45,175	$27,238	$19,261

(1)Included component represents foreign exchange spot rates.
(2)Excluded component represents cross-currency basis spread and interest rates.
(3)Excluded component represents foreign currency forward points.
Cash Flow Hedges. We hedge our foreign currency transaction exposure for forecasted revenues and expenses in our EMEA region between the U.S. Dollar and the British Pound, Euro, Swedish Krona and Swiss Franc. The foreign currency forward and option contracts that we use to hedge this exposure are designated as cash flow hedges. As of December 31, 2021 and 2020, the total notional amounts of these foreign exchange contracts were $831.2 million and $912.9 million, respectively.
As of December 31, 2021, our foreign currency cash flow hedge instruments had maturity dates ranging from January 2022 to December 2023 and we had a net gain of $13.3 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses relating to these cash flow hedges as they mature in the next 12 months. As of December 31, 2020, our foreign currency cash flow hedge instruments had maturity dates ranging from January 2021 to December 2022 and we had a net loss of $35.4 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses relating to these cash flow hedges as they mature in the next 12 months.
We enter into intercompany hedging instruments ("intercompany derivatives") with our wholly-owned subsidiaries in order to hedge certain forecasted revenues and expenses denominated in currencies other than the U.S. Dollar. Simultaneously, we enter into derivative contracts with unrelated third parties to externally hedge the net exposure created by such intercompany derivatives.
We hedge the interest rate exposure created by anticipated fixed rate debt issuances through the use of treasury locks and swap locks (collectively, interest rate locks), which are designated as cash flow hedges. As of December 31, 2021, the total notional amount of interest rate locks outstanding was $800.0 million. As of December 31, 2020, we had no interest rate locks outstanding. During the year ended December 31, 2021, interest rate locks with a combined aggregate notional amount of $1.3 billion were settled related to the issuance of senior notes during the year. When interest rate locks are settled, any gain or loss from the transactions is deferred and included as a component of other comprehensive income (loss) and is amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term of the interest rate locks. As of December 31, 2021 and 2020, we had a net loss of $3.9 million and $4.1 million, respectively, recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months for interest rate locks.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The effect of cash flow hedges on accumulated other comprehensive income and the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Years Ended December 31,
		2021	2020	2019
Foreign currency forward and option contracts (included component) (1)		$67,767	$(68,573)	$(9,945)
Foreign currency option contracts (excluded component) (2)		151	1,655	(1,807)
Interest rate locks		9,624	(30,393)	4,972
Total		$77,542	$(97,311)	$(6,780)

Amount of gain or (loss) reclassified from accumulated other comprehensive income to income:
		Years Ended December 31,
	Location of gain or (loss)	2021	2020	2019
Foreign currency forward contracts	Revenues	$(39,297)	$37,198	$80,046
Foreign currency forward contracts	Costs and operating expenses	20,496	(19,890)	(41,262)
Interest rate locks	Interest Expense	(4,056)	(1,204)	79
Total		$(22,857)	$16,104	$38,863

Amount of gain or (loss) excluded from effectiveness testing and included in income:
		Years Ended December 31,
	Location of gain or (loss)	2021	2020	2019
Foreign currency forward contracts	Other income (expense)	$—	$—	$88
Foreign currency option contracts (excluded component) (2)	Revenues	(244)	(1,761)	(1,082)
Total		$(244)	$(1,761)	$(994)

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
Foreign Currency Forward Contracts. We also use foreign currency forward contracts to manage the foreign exchange risk associated with certain foreign currency-denominated monetary assets and liabilities. As a result of foreign currency fluctuations, the U.S. Dollar equivalent values of our foreign currency-denominated monetary assets and liabilities change. Gains and losses on these contracts are included in other income (expense), on a net basis, along with the foreign currency gains and losses of the related foreign currency-denominated monetary assets and liabilities associated with these foreign currency forward contracts. As of December 31, 2021 and 2020, the total notional amounts of these foreign currency contracts were $3.3 billion and $3.4 billion, respectively.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the effect of derivatives not designated as hedging instruments in our consolidated statements of operations (in thousands):

Amount of gain or (loss) recognized in earnings:
		Years Ended December 31,
	Location of gain or (loss)	2021	2020	2019
Embedded derivatives	Revenues	$3,503	$(3,043)	$63
Economic hedge of embedded derivatives	Revenues	(5,937)	2,142	550
Foreign currency forward contracts	Other income (expense)	129,496	(127,648)	36,846
Total		$127,062	$(128,549)	$37,459
Fair Value of Derivative Instruments
The following table presents the fair value of derivative instruments recognized in our consolidated balance sheets as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021		December 31, 2020
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Designated as hedging instruments:
Cash flow hedges
Foreign currency forward and option contracts	$22,866	$7,618	$351	$52,804
Interest rate locks	8,662	—	—	—
Net investment hedges
Cross-currency interest rate swaps	56,921	19,441	—	192,939
Foreign currency forward contracts	156	70	—	17,041
Total designated as hedging	88,605	27,129	351	262,784

Not designated as hedging instruments:
Embedded derivatives	3,247	652	3,255	3,858
Economic hedges of embedded derivatives	2,232	637	4,372	12
Foreign currency forward contracts	83,265	5,854	3,721	133,805
Total not designated as hedging	88,744	7,143	11,348	137,675
Total Derivatives	$177,349	$34,272	$11,699	$400,459

(1)As presented in our consolidated balance sheets within other current assets and other assets.
(2)As presented in our consolidated balance sheets within other current liabilities and other liabilities.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Offsetting Derivative Assets and Liabilities
We enter into master netting agreements with our counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default. For presentation on the consolidated balance sheets, we do not offset fair value amounts recognized for derivative instruments or the accrued interest related to cross-currency interest rate swaps under master netting arrangements. The following table presents information related to these offsetting arrangements as of December 31, 2021 and 2020 (in thousands):

	Gross Amounts Offset in Consolidated Balance Sheet
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Net Amounts	Gross Amounts not Offset in the Balance Sheet	Net
December 31, 2021
Derivative assets	$207,037	$—	$207,037	$(47,538)	$159,499
Derivative liabilities	49,326	—	49,326	(47,538)	1,788

December 31, 2020
Derivative assets	$38,447	$—	$38,447	$(35,100)	$3,347
Derivative liabilities	415,628	—	415,628	(35,100)	380,528
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
Cash Equivalents and Investments. The fair value of our investments in money market funds approximates their face value. Such instruments are included in cash equivalents. Our money market funds and publicly traded equity securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. The fair value of our other investments, including certificates of deposit, approximates their face value. The fair value of these investments is priced based on the quoted market price for similar instruments or nonbinding market prices that are corroborated by observable market data. Such instruments are classified within Level 2 of the fair value hierarchy. We determine the fair values of our Level 2 investments by using inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data, which are obtained from quoted market prices, custody bank, third-party pricing vendors or other sources. We use such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of our investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. We are responsible for our consolidated financial statements and underlying estimates.
We use the specific identification method in computing realized gains and losses. Realized gains and losses from the sale of investments are included within other income (expense) in our consolidated statements of operations. Our investments in publicly traded equity securities are carried at fair value. Unrealized gains and losses on publicly traded equity securities are reported within other income (expense) in our consolidated statements of operations.
Derivative Assets and Liabilities. Inputs used for valuations of derivatives are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data. The significant inputs used include spot currency rates and forward points,

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

interest rate curves, and published credit default swap rates of its foreign exchange trading counterparties and other comparable companies. We have determined that the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, therefore the derivatives are categorized as Level 2.
Other than the assets and liabilities that were classified as held for sale as described in Note 5 above, we did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis during the years ended December 31, 2021 and 2020.
Our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 were as follows (in thousands):

	Fair Value at December 31, 2021	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Money market and deposit accounts	$585,681	$585,681	$—
Derivative instruments (1)	177,349	—	177,349
	$763,030	$585,681	$177,349
Liabilities:
Derivative instruments (1)	$34,272	$—	$34,272

(1)Amounts are included within other current assets, other assets, other current liabilities and other liabilities in the consolidated balance sheets.
Our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2020 were as follows (in thousands):

	Fair Value at December 31,	Fair Value Measurement Using
	2020	Level 1	Level 2
Assets:
Money market and deposit accounts	$611,071	$611,071	$—
Publicly traded equity securities	159	159	—
Certificates of deposit	4,373	—	4,373
Derivative instruments (1)	11,699	—	11,699
	$627,302	$611,230	$16,072
Liabilities:
Derivative instruments (1)	$400,459	$—	$400,459

(1)Amounts are included within other current assets, other assets, other current liabilities and other liabilities in the consolidated balance sheets.
We did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020.
Other than the contingent consideration related to the EMEA 1 Joint Venture as described in Note 6 above, we did not have any Level 3 financial assets or financial liabilities during the years ended December 31, 2021 and 2020.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.    Leases
Significant Lease Transactions
The following table summarizes the significant lease transactions during the year ended December 31, 2021 (in thousands):

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
Lease Expenses
The components of lease expenses are as follows (in thousands):

	Years Ended December 31,
	2021	2020
Finance lease cost
Amortization of right-of-use assets (1)	$157,057	$120,169
Interest on lease liabilities	117,896	113,699
Total finance lease cost	274,953	233,868

Operating lease cost	221,776	217,299
Variable lease cost	33,066	13,588
Total lease cost	$529,795	$464,755

(1) Amortization of right-of-use assets is included within depreciation expense, and is recorded within cost of revenues, sales and marketing and general and administrative expenses in the consolidated statements of operations.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Information
Other information related to leases is as follows (in thousands, except years and percent):

	Years Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$113,571	$109,558
Operating cash flows from operating leases	258,719	206,512
Financing cash flows from finance leases	165,539	115,288

Right-of-use assets obtained in exchange for lease obligations: (1)
Finance leases	$412,214	$487,592
Operating leases	10,446	108,797

	As of December 31,
	2021	2020
Weighted-average remaining lease term - finance leases (2)	14 years	14 years
Weighted-average remaining lease term - operating leases (2)	12 years	12 years
Weighted-average discount rate - finance leases	7%	7%
Weighted-average discount rate - operating leases	4%	4%
Finance lease ROU assets (3)	$1,875,696	$1,688,032

(1) Represents all non-cash changes in ROU assets.
(2) Includes lease renewal options that are reasonably certain to be exercised.
(3) As of December 31, 2021 and December 31, 2020, we recorded accumulated amortization of finance lease assets of $726.4 million and $604.1 million, respectively. Finance lease assets are recorded within property, plant and equipment, net on the consolidated balance sheets.
Maturities of Lease Liabilities
Maturities of lease liabilities as of December 31, 2021 are as follows (in thousands):

Year ended December 31,	Operating Leases	Finance Leases	Total
2022	$181,810	$252,670	$434,480
2023	181,480	239,268	420,748
2024	165,689	240,696	406,385
2025	155,642	237,107	392,749
2026	145,578	227,262	372,840
Thereafter	847,168	1,979,654	2,826,822
Total lease payments	1,677,367	3,176,657	4,854,024
Less imputed interest	(426,158)	(1,039,148)	(1,465,306)
Total	$1,251,209	$2,137,509	$3,388,718
We entered into agreements with various landlords primarily to lease data center spaces and ground leases which have not yet commenced as of December 31, 2021. These leases will commence between year 2022 and 2024, with lease terms of 3 to 27 years and total lease commitments of approximately $915.6 million.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.    Debt Facilities
Mortgage and Loans Payable
As of December 31, 2021 and 2020, our mortgage and loans payable consisted of the following (in thousands):

	2021	2020
Term loans	$549,697	$1,292,067
Mortgage payable and loans payable	68,691	78,903
	618,388	1,370,970
Less amount representing unamortized debt discount and debt issuance cost	(354)	(3,288)
Add amount representing unamortized mortgage premium	1,630	1,861
	619,664	1,369,543
Less current portion	(33,087)	(82,289)
	$586,577	$1,287,254
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
On May 17, 2021, using a portion of the net cash proceeds from the 2026 Notes, 2028 Notes, 2031 Notes, and 2052 Notes as described below, we repaid our outstanding term loans in Swedish Krona and Japanese Yen under our Term Loan Facility for $285.4 million and $374.5 million in U.S. Dollars, respectively, at the exchange rates in effect on May 17, 2021. As of December 31, 2021 and December 31, 2020, the total amounts outstanding under the Term Loan Facility, net of debt issuance costs, were $549.3 million and $1.3 billion, respectively. This outstanding amount of $549.3 million as of December 31, 2021 was excluded from current liabilities as we had the ability and intent to refinance this short-term obligation on a long-term basis. See Note 18 Subsequent Events below.
As of December 31, 2021, we had 41 irrevocable letters of credit totaling $90.2 million issued and outstanding under the Revolving Facility, with approximately $1.9 billion remaining available to borrow under the Revolving Facility.
Mortgage Payable
In October 2013, as a result of the Frankfurt Kleyer 90 Carrier Hotel Acquisition, we assumed a mortgage payable of $42.9 million with an effective interest rate of 4.25%. The mortgage payable has monthly principal and interest payments and has an expiration date of August 2022.
In December 2019, as a result of the TR2 Data Center purchase, we assumed a mortgage payable of $43.8 million with an effective interest rate of 3.63%. The mortgage payable has monthly principal and interest payments and has an expiration date of November 2029.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Senior Notes
Our senior notes consisted of the following as of December 31 (in thousands):

			2021		2020
Senior Notes	Issuance Date	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
5.000% Infomart Senior Notes	April 2018	April 2021	$—	—%	$150,000	4.51%
2.625% Senior Notes due 2024	November 2019	November 2024	1,000,000	2.79%	1,000,000	2.79%
1.250% Senior Notes due 2025	June 2020	July 2025	500,000	1.46%	500,000	1.46%
1.000% Senior Notes due 2025	October 2020	September 2025	700,000	1.18%	700,000	1.18%
2.900% Senior Notes due 2026	November 2019	November 2026	600,000	3.04%	600,000	3.04%
2.875% Euro Senior Notes due 2026	December 2017	February 2026	—	—%	611,050	3.04%
1.450% Senior Notes due 2026	May 2021	May 2026	700,000	1.64%	—	—%
0.250% Euro Senior Notes due 2027	March 2021	March 2027	569,150	0.45%	—	—%
1.800% Senior Notes due 2027	June 2020	July 2027	500,000	1.96%	500,000	1.96%
5.375% Senior Notes due 2027	March 2017	May 2027	—	—%	1,250,000	5.51%
1.550% Senior Notes due 2028	October 2020	March 2028	650,000	1.67%	650,000	1.67%
2.000% Senior Notes due 2028	May 2021	May 2028	400,000	2.21%	—	—%
3.200% Senior Notes due 2029	November 2019	November 2029	1,200,000	3.30%	1,200,000	3.30%
2.150% Senior Notes due 2030	June 2020	July 2030	1,100,000	2.27%	1,100,000	2.27%
2.500% Senior Notes due 2031	May 2021	May 2031	1,000,000	2.65%	—	—%
1.000% Euro Senior Notes due 2033	March 2021	March 2033	682,980	1.18%	—	—%
3.000% Senior Notes due 2050	June 2020	July 2050	500,000	3.09%	500,000	3.09%
2.950% Senior Notes due 2051	October 2020	September 2051	500,000	3.00%	500,000	3.00%
3.400% Senior Notes due 2052	May 2021	February 2052	500,000	3.50%	—	—%
			11,102,130		9,261,050
Less amount representing unamortized debt discount and debt issuance cost			(117,986)		(92,773)
Add amount representing unamortized debt premium			—		186
			10,984,144		9,168,463
Less current portion			—		(150,186)
			$10,984,144		$9,018,277

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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
All of our senior notes are unsecured and rank equal in right of payment to our existing or future senior indebtedness and senior in right of payment to our existing and future subordinated indebtedness. Interest on the senior notes is paid semi-annually in arrears. The senior notes are effectively subordinated to all of the existing and future secured debt, including debt outstanding under any bank facility or secured by any mortgage, to the extent of the assets securing such debt. They are also structurally subordinated to any existing and future indebtedness and other liabilities (including trade payables) of any of our subsidiaries.
Each series of senior notes is governed by an indenture and a supplemental indenture between us and U.S. Bank National Association, as trustee. These supplemental indentures contain covenants that limit our ability and the ability of our subsidiaries to, among other things:
•incur liens;
•enter into sale-leaseback transactions; and
•merge or consolidate with any other person.

As of December 31, 2021, we are in compliance with all covenants. Subject to compliance with the limitations described above, we may issue an unlimited principal amount of additional notes at later dates under the same indenture as the senior notes.
We are not required to make any mandatory redemption with respect to the senior notes; however, upon the event of a change in control, we may be required to offer to purchase the senior notes.
Optional Redemption
With respect to the rest of the Notes listed below, we may redeem at our election, at any time or from time to time, some or all of the notes of any series before they mature. The redemption price will equal the sum of (1) an amount equal to one hundred percent (100%) of the principal amount of the notes being redeemed plus accrued and unpaid interest up to, but not including, the redemption date and (2) a make-whole premium. If the Notes are

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

redeemed on or after the First Par Call Date listed in the table below, the redemption price will not include a make-whole premium for the applicable notes.

Senior Notes Description	First Par Call Date
2.625% Senior Notes due 2024	October 18, 2024
1.000% Senior Notes due 2025	August 15, 2025
1.250% Senior Notes due 2025	June 15, 2025
2.900% Senior Notes due 2026	September 18, 2026
1.800% Senior Notes due 2027	May 15, 2027
1.550% Senior Notes due 2028	January 15, 2028
3.200% Senior Notes due 2029	August 18, 2029
2.150% Senior Notes due 2030	April 15, 2030
3.000% Senior Notes due 2050	January 15, 2050
2.950% Senior Notes due 2051	March 15, 2051
0.250% Euro Senior Notes due 2027	January 15, 2027
1.000% Euro Senior Notes due 2033	December 15, 2032
1.450% Senior Notes due 2026	April 15, 2026
2.000% Senior Notes due 2028	March 15, 2028
2.500% Senior Notes due 2031	February 15, 2031
3.400% Senior Notes due 2052	August 15, 2051

Maturities of Debt Instruments
The following table sets forth maturities of our debt, including mortgage and loans payable, and senior notes, gross of debt issuance costs, debt discounts and debt premiums, as of December 31, 2021 (in thousands):

Years ending:
2022	$582,783
2023	6,664
2024	1,006,230
2025	1,204,640
2026	1,304,770
Thereafter	7,617,061
$11,722,148
Fair Value of Debt Instruments
The following table sets forth the estimated fair values of our mortgage and loans payable and senior notes, including current maturities, as of December 31 (in thousands):

	2021	2020
Mortgage and loans payable	$621,051	$1,379,129
Senior notes	11,049,834	9,705,486
The fair values of the mortgage and loans payable, which are not publicly traded, were estimated by considering our credit rating, current rates available to us for debt of the same remaining maturities and terms of the debt (Level 2). The fair value of the senior notes, which are traded in the public debt market, was based on quoted market prices (Level 1).

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interest Charges
The following table sets forth total interest costs incurred, and total interest costs capitalized for the years ended December 31 (in thousands):

	2021	2020	2019
Interest expense	$336,082	$406,466	$479,684
Interest capitalized	24,505	26,750	32,173
Interest charges incurred	$360,587	$433,216	$511,857
Total interest paid in cash, net of capitalized interest, during the years ended December 31, 2021, 2020 and 2019 was $401.9 million, $471.7 million and $521.6 million, respectively.
12.    Stockholders' Equity
Our authorized share capital is 300,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 25,000,000 is designated Series A, 25,000,000 is designated as Series A-1 and 50,000,000 is undesignated. As of December 31, 2021 and 2020, we had no preferred stock issued and outstanding.
Common Stock
In March 2019, we issued and sold 2,985,575 shares of common stock in a public offering pursuant to a registration statement and a related prospectus and prospectus supplement. We received net proceeds of approximately $1.2 billion, net of underwriting discounts, commissions and offering expenses. In May 2020, we issued and sold 2,587,500 shares of common stock in a public offering pursuant to a registration statement and a related prospectus and prospectus supplement. We received net proceeds of approximately $1.7 billion, net of underwriting discounts, commissions and offering expenses.
In December 2018, we established an "at the market" equity offering program (the "2018 ATM Program"), under which we could, from time to time, offer and sell shares of our common stock to or through sales agents up to an aggregate of $750.0 million. For the years ended December 31, 2020, and 2019, we sold 415,512 shares and 903,555 shares, respectively, for approximately $298.3 million and $447.5 million, respectively, net of payment of commissions to sales agents and other offering expenses, under the 2018 ATM Program. As of December 31, 2020, no shares remained available for sale under the 2018 ATM Program. In October 2020, we established another ATM program, under which we may, from time to time, offer and sell up to an aggregate of $1.5 billion of our common stock to or through sales agents in "at the market" transactions (the "2020 ATM Program"). For the year ended December 31, 2021, we sold 637,617 shares for approximately $497.9 million, net of payment of commissions to sales agents and other offering expenses, under the 2020 ATM Program. For the year ended December 31, 2020, we did not sell any shares under the 2020 ATM Program.
As of December 31, 2021, we had reserved the following authorized but unissued shares of common stock for future issuances:

Common stock options and restricted stock units	5,327,514
Common stock employee purchase plans	2,640,649
Total	7,968,163

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by components are as follows (in thousands):

	December 31, 2018	Net Change	December 31, 2019	Net Change	December 31, 2020	Net Change	December 31, 2021
Foreign currency translation adjustment ("CTA") gain (loss)	$(998,603)	$(58,315)	$(1,056,918)	$548,503	$(508,415)	$(559,984)	$(1,068,399)
Unrealized gain (loss) on cash flow hedges (1)	19,480	(3,842)	15,638	(82,790)	(67,152)	60,562	(6,590)
Net investment hedge CTA gain (loss) (1)	34,325	73,294	107,619	(444,553)	(336,934)	326,982	(9,952)
Net actuarial gain (loss) on defined benefit plans (2)	(904)	(48)	(952)	85	(867)	57	(810)
	$(945,702)	$11,089	$(934,613)	$21,245	$(913,368)	$(172,383)	$(1,085,751)

(1)Refer to Note 8 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income.
(2)We have a defined benefit pension plan covering all employees in two countries where such plans are mandated by law. We do not have any defined benefit plans in any other countries. The unamortized gain (loss) on defined benefit plans includes gains or losses resulting from a change in the value of either the projected benefit obligation or the plan assets resulting from a change in an actuarial assumption, net of amortization.

Changes in foreign currencies can have a significant impact to our consolidated balance sheets (as evidenced above in our foreign currency translation loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translated into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. As of December 31, 2021, the U.S. dollar was generally stronger relative to certain of the currencies of the foreign countries in which we operate as compared to December 31, 2020. Because of this, the U.S. dollar had an overall unfavorable impact on our consolidated financial position because the foreign denominations translated into fewer U.S. dollars as evidenced by an increase in foreign currency translation loss for the year ended December 31, 2021 as reflected in the above table. The volatility of the U.S. dollar as compared to the other currencies in which we operate could have a significant impact on our consolidated financial position and results of operations including the amount of revenue that we report in future periods.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Dividends
During the years ended December 31, 2021, 2020 and 2019, our Board of Directors declared quarterly dividends whose treatment for federal income tax purposes were as follows:

Declaration Date	Record Date	Payment Date	Total Distribution (1)	Nonqualified Ordinary Dividend (2)	Total Distribution Amount
			(per share)		(in thousands)
Fiscal 2021
2/10/2021	2/24/2021	3/17/2021	$2.870000	$2.870000	$256,321
4/28/2021	5/19/2021	6/16/2021	2.870000	2.870000	257,199
7/28/2021	8/18/2021	9/22/2021	2.870000	2.870000	257,769
11/3/2021	11/17/2021	12/15/2021	2.870000	2.870000	258,716
Total			$11.480000	$11.480000	$1,030,005

Fiscal 2020
2/12/2020	2/26/2020	3/18/2020	$2.660000	$2.660000	$227,386
5/6/2020	5/20/2020	6/17/2020	2.660000	2.660000	235,449
7/29/2020	8/19/2020	9/23/2020	2.660000	2.660000	236,424
10/28/2020	11/18/2020	12/9/2020	2.660000	2.660000	237,010
Total			$10.640000	$10.640000	$936,269

Fiscal 2019
2/13/2019	2/27/2019	3/20/2019	$2.460000	$2.460000	$198,933
5/1/2019	5/22/2019	6/19/2019	2.460000	2.460000	207,949
7/31/2019	8/21/2019	9/18/2019	2.460000	2.460000	209,226
10/30/2019	11/20/2019	12/11/2019	2.460000	2.460000	209,785
Total			$9.840000	$9.840000	$825,893

(1)Common stock dividends are characterized for federal income tax purposes as nonqualified ordinary dividend, qualified ordinary dividend, capital gains or return of capital. During the years ended December 31, 2021, 2020 and 2019, we did not classify any portion of the distributions as qualified ordinary dividend, capital gains or return of capital.
(2)All nonqualified ordinary dividends are eligible for the 20% deduction generally allowable to non-corporate shareholders under Internal Revenue Code Section 199A.
In addition, as of December 31, 2021, for dividends and special distributions attributed to the RSUs, we recorded a short term dividend payable of $12.0 million and a long term dividend payable of $9.7 million for the RSUs that have not yet vested. As of December 31, 2020, for dividends and special distributions attributed to the RSUs, we recorded a short term dividend payable of $10.9 million and a long term dividend payable of $7.9 million for the RSUs that have not yet vested.
13.    Stock-Based Compensation
Equity Compensation Plans
As of December 31, 2021, our equity compensation plans include:
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•2000 Director Option Plan: Under the 2000 Director Option Plan, each non-employee board member who was not previously an employee would receive an automatic initial nonstatutory stock option grant as well as an annual non-statutory stock option grant on the date of our regular Annual Meeting of Stockholders. On December 18, 2008, our Board of Directors passed resolutions eliminating all automatic stock option grant mechanisms under the 2000 Director Option Plan and replaced them with an automatic RSU grant mechanism under the 2000 Equity Incentive Plan. On June 18, 2020, the 2000 Director Option Plan was terminated and all shares remaining available under this Plan were retired.
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
•2004 Employee Stock Purchase Plan (the "2004 Purchase Plan"): The 2004 Purchase Plan permits eligible employees to purchase common stock on favorable terms via payroll deductions of up to 15% of the employee's cash compensation, subject to certain share and statutory dollar limits. Two overlapping offering periods commence during each calendar year, on each February 15 and August 15 or such other periods or dates as determined by the Compensation Committee from time to time, and the offering periods last up to 24 months with a purchase date every 6 months. The price of each share purchased is 85% of the lower of a) the fair value per share of common stock on the last trading day before the commencement of the applicable offering period or b) the fair value per share of common stock on the purchase date.
•2020 Equity Incentive Plan: On April 23, 2020, our Board of Directors approved the 2020 Equity Plan, which provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, RSAs, RSUs, other stock-based incentive awards, dividend equivalents, and cash-based incentive awards. The 2020 Equity Plan's awards may be granted to employees, non-employee members of the Board and consultants. Equity awards granted under the 2020 Equity Incentive Plan generally vest over four years. The maximum numbers of shares of our common stock available for issuance under the 2020 Equity Plan is equal to the sum of 4.0 million shares and the shares transferred from the 2000 Equity Incentive Plan.
The Equity compensation plans are administered by the Compensation Committee of the Board of Directors (the "Compensation Committee"), and the Compensation Committee may terminate or amend these plans, with approval of the stockholders as may be required by applicable law, at any time. As of December 31, 2021, shares reserved and available for issuance under the equity compensation plans are as follows:

	Shares reserved	Shares available for grant
2004 Purchase Plan	5,392,206	2,640,649
2020 Equity Incentive Plan	4,660,322	3,969,920

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Stock Units
Since 2008, we primarily grant RSUs to our employees, including executives and non-employee directors, in lieu of stock options. We generally grant RSUs that have a service condition only or have both a service and performance condition. Each RSU is not considered issued and outstanding and does not have voting rights until it is converted into one share of our common stock upon vesting. RSUs activity is summarized as follows:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (Dollars in Thousands)
RSUs outstanding, December 31, 2018	1,226,787	$361.22
RSUs granted	779,478	448.16
RSUs released, vested	(549,259)	362.66
Special distribution shares released	(1,781)	295.31
RSUs canceled	(142,477)	364.42
Special distribution shares canceled	(23)	297.04
RSUs outstanding, December 31, 2019	1,312,725	411.99
RSUs granted	695,383	596.80
RSUs released, vested	(606,250)	426.03
Special distribution shares released	(722)	264.57
RSUs canceled	(63,502)	457.91
RSUs outstanding, December 31, 2020	1,337,634	499.60
RSUs granted	776,628	679.59
RSUs released, vested	(633,466)	505.40
Special distribution shares released	(34)	297.03
RSUs canceled	(123,168)	561.34
RSUs outstanding, December 31, 2021	1,357,594	$594.27	1.23	$1,148,307

(1)The intrinsic value is calculated based on the market value of the stock as of December 31, 2021.
The total fair value of RSUs vested and released during the years ended December 31, 2021, 2020 and 2019 was $472.9 million, $417.0 million and $269.1 million, respectively.
Employee Stock Purchase Plan
We provide the following disclosures for the 2004 Purchase Plan as of December 31 (dollars, except shares):

	2021	2020	2019
Weighted-average purchase price per share	$467.59	$371.71	$354.72
Weighted average grant-date fair value per share of shares purchased	$138.80	$114.08	$104.84
Number of shares purchased	166,023	167,113	146,640
We use the Black-Scholes option-pricing model to determine the fair value of shares under the 2004 Purchase Plan with the following assumptions during the years ended December 31:

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2021	2020	2019
Range of dividend yield	1.58 - 1.77%	1.94 - 2.08%	2.07 - 2.09%
Range of risk-free interest rate	0.01 - 0.21%	0.10 - 1.55%	1.55 - 2.58%
Range of expected volatility	25.54 - 41.24%	19.28 - 51.93%	19.27 - 25.55%
Weighted-average expected volatility	34.08%	32.94%	22.95%
Weighted average expected life (in years)	1.18	1.36	1.24
Stock-Based Compensation
The following table presents, by operating expense, our stock-based compensation expense recognized in our consolidated statement of operations for the years ended December 31 (in thousands):

	2021	2020	2019
Cost of revenues	$38,438	$32,893	$25,355
Sales and marketing	79,144	72,895	56,719
General and administrative	246,192	205,232	154,465
Total	$363,774	$311,020	$236,539
Our stock-based compensation recognized in the consolidated statement of operations was comprised of the following types of equity awards for the years ended December 31 (in thousands):

	2021	2020	2019
RSUs	$330,077	$289,426	$217,541
RSAs(1)	10,067	8,289	—
Employee stock purchase plan	23,630	13,305	18,998
Total	$363,774	$311,020	$236,539

(1) During the year ended December 31, 2020, we awarded 48,799 shares of RSAs. See Note 1 for further discussion.
During the years ended December 31, 2021, 2020 and 2019, we capitalized $27.7 million, $20.3 million and $9.1 million, respectively, of stock-based compensation expense as construction in progress in property, plant and equipment.
As of December 31, 2021, the total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $629.4 million which is expected to be recognized over a weighted-average period of 2.10 years.
14.    Income Taxes
Income before income taxes is attributable to the following geographic locations for the years ended December 31, (in thousands):

	2021	2020	2019
Domestic	$137,492	$18,395	$328,806
Foreign	471,460	497,830	363,791
Income before income taxes	$608,952	$516,225	$692,597

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tax benefit (expenses) for income taxes consisted of the following components for the years ended December 31, (in thousands):

	2021	2020	2019
Current:
Federal	$7,753	$4,552	$(17,906)
State and local	(156)	1,597	(4,624)
Foreign	(76,450)	(171,092)	(135,356)
Subtotal	(68,853)	(164,943)	(157,886)
Deferred:
Federal	11,060	16,553	(7,459)
State and local	(1,411)	704	(1,775)
Foreign	(50,020)	1,535	(18,232)
Subtotal	(40,371)	18,792	(27,466)
Income tax expense	$(109,224)	$(146,151)	$(185,352)
State and foreign taxes not based on income are included in general and administrative expenses and the aggregate amounts were not significant for the years ended December 31, 2021, 2020 and 2019.
The fiscal 2021, 2020, and 2019 income tax benefit (expenses) differed from the amounts computed by applying the U.S. federal income tax rate of 21% to pre-tax income as a result of the following for the years ended December 31 (in thousands):

	2021	2020	2019
Federal tax at statutory rate	$(127,880)	$(109,906)	$(145,445)
State and local tax (expense) benefit	(1,513)	2,071	(5,852)
Deferred tax assets generated in current year not benefited	(19,703)	(12,852)	(5,398)
Foreign income tax rate differential	(18,918)	(16,364)	(11,610)
Non-deductible expenses	(10,579)	(4,427)	(1,021)
Stock-based compensation expense	(1,385)	(954)	(2,105)
Change in valuation allowance	(595)	390	(2,870)
Foreign financing activities	(4,805)	(11,743)	(18,738)
Loss on divestments	—	—	(3,277)
Uncertain tax positions reserve	50,059	(38,014)	(35,724)
Tax adjustments related to REIT	39,164	50,107	63,614
Change in deferred tax adjustments	(1,251)	(136)	(10,574)
Effect of tax rate change on deferred tax assets	(12,297)	—	—
Other, net	479	(4,323)	(6,352)
Total income tax expense	$(109,224)	$(146,151)	$(185,352)
Of the unrecognized tax benefits being realized in the year ended December 31, 2021, approximately $32.0 million is related to the uncertain tax position inherited from the Metronode Acquisition in 2018, which is related to an outstanding income tax audit at the time of the acquisition. The uncertain tax position was covered by an indemnification agreement with the Seller. The income tax audit was settled during 2021, as such, the realization of the unrecognized tax benefits resulted in an impairment of the indemnification asset for the same amount, which has been included in Other Income (Expense) on the Consolidated Statements of Operations for the year ended December 31, 2021.
Our accounting policy is to treat any tax on Global Intangible Low-Taxed Income ("GILTI") inclusions as a current period cost included in the tax expense in the year incurred. We believe the GILTI inclusion provision will

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

result in no material financial statement impact provided we satisfy our REIT distribution requirement with respect to the GILTI inclusions.
As a result of our conversion to a REIT effective January 1, 2015, it is no longer our intent to indefinitely reinvest undistributed foreign earnings. However, no deferred tax liability has been recognized to account for this change because the expected recovery of the basis difference will not result in material U.S. taxes in the post-REIT conversion periods due to the fact that the majority of our foreign subsidiaries are either QRSs or owned directly by our REIT and QRSs, and the foreign withholding tax effect would be immaterial. We continue to assess the foreign withholding tax impact of our current policy and do not believe the distribution of our foreign earnings would trigger any significant foreign withholding taxes, as the majority of the foreign jurisdictions where we operate do not impose withholding taxes on dividend distributions to a corporate U.S. parent.
The types of temporary differences that give rise to significant portions of our deferred tax assets and liabilities are set out below as of December 31 (in thousands):

	2021	2020 (1)
Deferred tax assets:
Stock-based compensation expense	$9,057	$5,583
Net unrealized losses	—	17,268
Operating lease liabilities	225,261	187,912
Capital lease liabilities	13,927	26,655
Deferred revenue	14,429	10,785
Loss carryforwards and tax credits	201,132	117,150
Others, net	7,257	4,296
Gross deferred tax assets	471,063	369,649
Valuation allowance	(100,746)	(82,344)
Total deferred tax assets, net	370,317	287,305
Deferred tax liabilities:
Net unrealized gains	(1,462)	—
Property, plant and equipment	(262,532)	(145,314)
Right-of-use assets	(233,199)	(201,714)
Deferred income	(33,052)	(31,538)
Intangible assets	(120,543)	(132,681)
Total deferred tax liabilities	(650,788)	(511,247)
Net deferred tax liabilities	$(280,471)	$(223,942)

(1) The prior year amounts presented in the table above have been reclassified to conform with the current year presentation.

The tax basis of REIT assets, excluding investments in TRSs, is greater than the amounts reported for such assets in the accompanying consolidated balance sheet by approximately $2.2 billion as of December 31, 2021.
Our accounting for deferred taxes involves weighing positive and negative evidence concerning the realizability of our deferred tax assets in each taxing jurisdiction. After considering evidence such as the nature, frequency and severity of current and cumulative financial reporting losses, the sources of future taxable income, taxable income in carryback years permitted by the tax laws and tax planning strategies, we concluded that valuation allowances were required in certain jurisdictions. The operations in most of the jurisdictions for which a valuation allowance has been established have a history of significant losses as of December 31, 2021. As such, we do not believe these operations have established a sustained history of profitability and that a valuation allowance is, therefore, necessary. We also provided a valuation allowance against certain gross deferred tax assets in certain taxing jurisdictions as these deferred tax assets are not expected to be realizable in the foreseeable future.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in the valuation allowance for deferred tax assets for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	2021	2020	2019
Beginning balance	$82,344	$57,812	$57,003
Amounts from acquisitions	964	5,777	(2,707)
Divested balances	—	—	(351)
Amounts recognized into income	595	(390)	2,870
Current increase	19,539	15,044	697
Impact of foreign currency exchange	(2,696)	4,101	300
Ending balance	$100,746	$82,344	$57,812
Our NOL carryforwards for federal, state and foreign tax purposes which expire, if not utilized, at various intervals from 2022, are outlined below (in thousands):

Expiration Date	Federal (1)	State	Foreign (2) (3)	Total
2022	$20,808	$—	$754	$21,562
2023 to 2025	26,838	112	25,876	52,826
2026 to 2028	12,186	—	12,560	24,746
2029 to 2031	—	767	32,849	33,616
2032 to 2034	394	822	—	1,216
2035 to 2037	6,739	2,491	3,838	13,068
Thereafter	437,683	80,613	488,897	1,007,193
	$504,648	$84,805	$564,774	$1,154,227

(1)The total amount of NOL carryforwards that will not be available to offset our future taxable income after the dividends paid deduction due to Section 382 limitations was $56.7 million for federal.
(2)In certain jurisdictions, the net operating loss carryforwards can only be used to offset a percentage of taxable income in a given year.
(3)If certain substantial changes in the entity's ownership occur or have determined to have occurred, there may be a limitation on the amount of the carryforwards that can be utilized.
As of December 31, 2021, we had tax credit carryforwards of $7.2 million, which expire, if not utilized, from 2022 to 2031. We also had capital losses of $8.0 million, which can be carried forward indefinitely.
The beginning and ending balances of our unrecognized tax benefits are reconciled below for the years ended December 31 (in thousands):

	2021	2020	2019
Beginning balance	$207,759	$173,726	$150,930
Gross increases related to prior year tax positions	4,547	14,732	—
Gross decreases related to prior year tax positions	(58,356)	—	(1,160)
Gross increases related to current year tax positions	10,000	29,149	31,332
Decreases resulting from expiration of statute of limitation	(10,561)	(6,518)	(2,112)
Decreases resulting from settlements	(5,089)	(3,330)	(5,264)
Ending balance	$148,300	$207,759	$173,726
We recognize interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. We accrued $13.6 million, $21.3 million, and $14.2 million for interest and penalties as of December 31, 2021, 2020 and 2019, respectively.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The unrecognized tax benefits of $148.3 million as of December 31, 2021, of which $3.4 million is subject to an indemnification agreement, if subsequently recognized, will affect our effective tax rate favorably at the time when such a benefit is recognized.
Due to various tax years open for examination and the ongoing tax audits and inquiries by the tax authorities in different jurisdictions, it is reasonably possible that the balance of unrecognized tax benefits could significantly increase or decrease over the next 12 months as we may be subject to either examination by tax authorities, tax audit settlements, or a lapse in statute of limitations. We are currently unable to estimate the range of possible adjustments to the balance of unrecognized tax benefits.
In general, our income tax returns for the years from 2018 through the current year remain open to examination by federal and state taxing authorities. In addition, our tax years of 2005 through current year remain open and subject to examination by local tax authorities in certain foreign jurisdictions in which we have major operations.
15.    Commitments and Contingencies
Purchase Commitments
As a result of our various IBX data center expansion projects, as of December 31, 2021, we were contractually committed for approximately $1.0 billion of unaccrued capital expenditures, primarily for IBX infrastructure equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to our customers for installation. We also had numerous other, non-capital purchase commitments in place as of December 31, 2021, such as commitments to purchase power in select locations through 2022 and thereafter, and other open purchase orders for goods, or services to be delivered or provided during 2022 and thereafter. Such other miscellaneous purchase commitments totaled approximately $1.3 billion as of December 31, 2021. For further information on our equity method investments contribution commitments and lease commitments, see Notes 6 and Note 10, respectively, above.
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
Our indirect and property tax filings in various jurisdictions are subject to examination by local tax authorities. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no certainty that additional taxes will not be due upon audit of our tax returns or as a result of further changes to the tax laws and interpretations thereof. For example, we are currently undergoing an audit and appealing the tentative assessment in Brazil. The final settlement of the audit and the outcomes of the appeal are uncertain and may not be resolved in our favor. We regularly assess the likelihood of adverse outcomes resulting from these examinations and appeals that would affect the adequacy of our tax accruals for each of the reporting periods. If any issues arising from the tax examinations and appeals are resolved in a manner inconsistent with our expectations, the revision of the estimates of the potential or actual liabilities could materially impact the financial position, results of operations, or cash flows.
From time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. Contingent liabilities are accrued when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In the opinion of management, there are no pending claims for which

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the outcome is expected to result in a material adverse effect in the financial position, results of operations or cash flows.
Employment Agreements
We have entered into a severance agreement with certain of our executive officers that provides for a severance payment equal to 100% of the executive officer's annual base salary and maximum bonus in the event his or her employment is terminated for any reason other than cause or he or she voluntarily resigns under certain circumstances as described in the agreement, or 200% of the executive officer's annual base salary and maximum bonus in the event this occurs after a change-in-control of our company. For certain other executive officers, these benefits are only triggered after a change-in-control of our company, in which case the officer is entitled to 200% of the executive officer's annual base salary and maximum bonus. In addition, under these agreements, the executive officer is entitled to the payment of his or her monthly health care premiums under the Consolidated Omnibus Budget Reconciliation Act for up to 24 months.
Indemnification and Guarantor Arrangements
As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that could limit our exposure and enable us to recover a portion of any future amounts paid. As a result of our insurance policy that could limit our exposure and enable us to recover some or all of amounts paid, our estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of December 31, 2021.
We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our offerings. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, our estimated fair value of these agreements is minimal. We have no liabilities recorded for these agreements as of December 31, 2021.
We enter into arrangements with our business partners, whereby the business partner agrees to provide services as a subcontractor for our installations. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that could enable us to recover a portion of any amounts paid. We have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of December 31, 2021.
We have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage in our IBX data centers, whether or not within our control, could result in service level commitments to these customers. Our liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results. We generally have the ability to determine such service level credits prior to the associated revenue being recognized. We do not have significant liabilities in connection with service level credits as of December 31, 2021.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Concurrent with the closing of the EMEA 2 Joint Venture, the EMEA 2 Joint Venture entered into credit facility agreements with a group of lenders under which it could borrow up to approximately $1.4 billion in total at the exchange rate in effect on December 31, 2021, with such facilities maturing in 2025 and 2026. In connection with our 20% equity investment in the EMEA 2 Joint Venture, we provided the lenders with guarantees covering 20% of all payments of principal and interest due and payable by the EMEA 2 Joint Venture under these credit facilities, up to a limit of $310.8 million in total at the exchange rate in effect on December 31, 2021. As of December 31, 2021, the maximum potential amount of our future payments under these guarantees was approximately $38.1 million, at the exchange rates in effect on that date. Our estimated fair value of these guarantees is minimal as the likelihood of making a payout under the guarantees is low.
16.    Related Party Transactions
Joint Venture Related Party Transactions
We have lease arrangements and provide various services to the EMEA 1 Joint Venture, Asia-Pacific 1 Joint Venture and EMEA 2 Joint Venture (the "Joint Ventures") through multiple agreements, including sales and marketing, development management, facilities management, and asset management services. These transactions are generally considered to have been negotiated at arm's length. The following table presents the revenues and expenses from these arrangements with the Joint Ventures in our consolidated statements of operations (in thousands):

		Years Ended December 31,
Related Party	Nature of Transaction	2021	2020	2019
EMEA 1 Joint Venture	Revenues	$42,387	$21,306	$3,707
EMEA 1 Joint Venture	Expenses (1)	8,303	14,935	2,076
Asia-Pacific 1 Joint Venture	Revenues	21,223	588	—
EMEA 2 Joint Venture	Revenues	7,097	—	—

(1)We have a sub-lease agreement with the EMEA 1 Joint Venture to sub-lease a portion of London ("LD") 10-2 data center or former LD10 data center, for a total of 15 years. Balances primarily consist of rent expenses for the LD10-2 data center.
The following table presents the assets and liabilities from related party transactions with the Joint Ventures in our consolidated balance sheets (in thousands):

		As of December 31,
Related Party	Balance Sheet Line Item	2021	2020
EMEA 1 Joint Venture	Receivables	$32,077	$6,459
	Contract Assets (1)	54,503	5,614
	Finance Lease Right of Use Assets	118,817	127,197
	Other Liabilities and Payables (2)	2,483	17,646
	Other Liabilities and Payables - construction obligation (3)	39,382	55,607
	Deferred Revenue	16,886	—
	Finance Lease Right of Use Liabilities	124,918	130,756

Asia- Pacific 1 Joint Venture	Receivables	2,124	16,936
	Payables	121	—

EMEA 2 Joint Venture	Receivables	26,953	—
	Contract Assets	1,492	—
	Payables	1,755	—

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)A portion of the EMEA 1 Joint Venture contract asset balance relates to commitments to complete a residual portion of the Paris 9 data center sold to the EMEA 1 Joint Venture, which is reimbursable in full upon completion.
(2)Balance as of December 31, 2021 primarily pertained to commercial service agreements. Balance as of December 31, 2020 pertained to the lease agreement in place for the construction of the Frankfurt 9 xScale data center. As of December 31, 2021 the lease has commenced and was accounted as a sale-type lease.
(3)Balances primarily relate to obligations to pay for future construction for certain sites sold as a part of the EMEA 1 Joint Venture transaction. The prior year amounts presented in the table above have been reclassified to conform with the current year presentation.
We have also sold certain data center facilities to our Joint Ventures and recognized gains or losses on asset sales; for more information refer to Note 5 above.
Other Related Party Transactions
We have several significant stockholders and other related parties that are also customers and/or vendors. Our activity of other related party transactions was as follows (in thousands):

	Years ended December 31,
	2021	2020	2019
Revenues	$140,947	$95,264	$25,905
Costs and services	5,337	10,849	15,844

	As of December 31,
	2021	2020
Accounts receivable	$27,997	$6,519
Accounts payable	20	—
17.    Segment Information
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
The following tables present revenue information disaggregated by product lines and geographic areas (in thousands):

	Year Ended December 31, 2021
	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$2,002,253	$1,597,830	$1,042,131	$4,642,214
Interconnection	678,677	259,538	223,287	1,161,502
Managed infrastructure	168,577	124,937	87,343	380,857
Other (1)	12,430	19,626	3,856	35,912
Recurring revenues	2,861,937	2,001,931	1,356,617	6,220,485
Non-recurring revenues	159,814	153,285	101,953	415,052
Total	$3,021,751	$2,155,216	$1,458,570	$6,635,537

(1)    Includes some leasing and hedging activities.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2020
	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$1,820,709	$1,504,770	$933,522	$4,259,001
Interconnection	622,327	213,490	187,441	1,023,258
Managed infrastructure	120,159	127,722	89,464	337,345
Other (1)	19,605	18,738	83	38,426
Recurring revenues	2,582,800	1,864,720	1,210,510	5,658,030
Non-recurring revenues	124,958	131,669	83,888	340,515
Total	$2,707,758	$1,996,389	$1,294,398	$5,998,545

(1)    Includes some leasing and hedging activities.

	Year Ended December 31, 2019
	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$1,769,654	$1,395,544	$857,009	$4,022,207
Interconnection	576,709	161,552	155,328	893,589
Managed infrastructure	90,262	113,631	88,735	292,628
Other (1)	19,743	10,019	—	29,762
Recurring revenues	2,456,368	1,680,746	1,101,072	5,238,186
Non-recurring revenues	131,359	125,698	66,897	323,954
Total	$2,587,727	$1,806,444	$1,167,969	$5,562,140

(1)    Includes some leasing and hedging activities.
Total revenues attributed to the U.S. were $2.6 billion, $2.5 billion and $2.4 billion for the year ended December 31, 2021, 2020, and 2019, respectively. There is no country outside of the U.S. from which we derived revenues that exceeded 10% of our total revenues during any of these periods. No single customer accounted for 10% or greater of our accounts receivable or revenues for the year ended December 31, 2021, 2020, and 2019.
We define adjusted EBITDA as income from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain or loss on asset sales as presented below for the years ended December 31 (in thousands):

	2021	2020	2019
Adjusted EBITDA:
Americas	$1,326,460	$1,186,022	$1,237,622
EMEA	1,033,333	974,246	827,980
Asia-Pacific	784,591	692,630	622,125
Total adjusted EBITDA	3,144,384	2,852,898	2,687,727
Depreciation, amortization and accretion expense	(1,660,524)	(1,427,010)	(1,285,296)
Stock-based compensation expense	(363,774)	(311,020)	(236,539)
Transaction costs	(22,769)	(55,935)	(24,781)
Impairment charges	—	(7,306)	(15,790)
Gain on asset sales	10,845	1,301	44,310
Income from operations	$1,108,162	$1,052,928	$1,169,631

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We also provide the following segment disclosures related to our operations as follows for the years ended December 31 (in thousands):

	2021	2020	2019
Depreciation and amortization:
Americas	$865,910	$729,611	$669,498
EMEA	455,651	389,332	353,765
Asia-Pacific	334,729	304,426	261,574
Total	$1,656,290	$1,423,369	$1,284,837

Capital expenditures:
Americas	$970,217	$866,989	$805,360
EMEA	1,049,279	888,239	733,326
Asia-Pacific	732,016	527,276	540,835
Total	$2,751,512	$2,282,504	$2,079,521
Our long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, are located in the following geographic areas as of December 31 (in thousands):

	2021	2020
Americas (1)	$6,777,174	$6,429,861
EMEA	5,125,341	5,002,271
Asia-Pacific	3,543,260	3,070,952
Total Property, plant and equipment, net	$15,445,775	$14,503,084

(1)Includes $5.4 billion and $5.2 billion, respectively, of property, plant and equipment, net attributed to the U.S. as of December 31, 2021 and 2020.

	2021	2020
Americas (1)	$297,300	$363,515
EMEA	470,330	547,547
Asia-Pacific	514,788	563,995
Total Operating lease right-of-use assets	$1,282,418	$1,475,057

(1)Includes $271.0 million and $334.7 million of operating lease ROU assets attributed to the U.S. as of December 31, 2021 and 2020, respectively.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18.    Subsequent Events
Declaration of dividends
On February 16, 2022, we declared a quarterly cash dividend of $3.10 per share, which is payable on March 23, 2022 to our common stockholders of record as of the close of business on March 7, 2022.
Credit Facility Refinancing
On January 7, 2022, we closed our new credit facility, consisting of a $4.0 billion Revolving Credit Facility, which replaces our existing 2017 $2.0 billion Revolving Credit Facility, and a £500.0 million Term Loan. Proceeds from the £500.0 million Term Loan were used to repay our existing £406.3 million Term Loan, whereby we received a total net proceeds, net of the repayment and transaction expenses, of approximately £88.0 million, or $119.5 million at the exchange rate on that date.
Asia-Pacific 3 Joint Venture ("APAC 3") Signing
On January 27, 2022, we entered into an agreement to form a $525.0 million joint venture in the form of a limited liability partnership with GIC Private Limited, Singapore's sovereign wealth fund ("GIC"), to develop and operate two xScale data centers in Seoul, Korea.

EQUINIX INC.
SCHEDULE III - SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021
(Dollars in Thousands)

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Acquisition or Lease (4)
Americas:
AT1 ATLANTA (METRO)	$—	$—	$—	$—	$151,612	$—	$151,612	$(82,544)	2010
AT2 ATLANTA (METRO)	—	—	—	—	38,799	—	38,799	(28,723)	2010
AT3 ATLANTA (METRO)	—	—	—	—	4,453	—	4,453	(3,348)	2010
AT4 ATLANTA (METRO)	—	5,400	20,209	—	20,446	5,400	40,655	(13,506)	2017
AT5 ATLANTA (METRO)	—	—	5,011	—	2,207	—	7,218	(5,101)	2017
BG1 BOGOTÁ (METRO), COLOMBIA	—	—	8,779	749	5,408	749	14,187	(5,040)	2017
BG2 BOGOTÁ (METRO), COLOMBIA	—	4,815	—	—	10,730	4,815	10,730	—	2021
BO1 BOSTON (METRO)	—	—	—	—	6,128	—	6,128	(6,128)	2010
BO2 BOSTON (METRO)	—	2,500	30,383	—	36,598	2,500	66,981	(16,486)	2017
CH1 CHICAGO (METRO)	—	—	—	—	162,703	—	162,703	(108,670)	1999
CH2 CHICAGO (METRO)	—	—	—	—	118,498	—	118,498	(63,074)	2005
CH3 CHICAGO (METRO)	—	9,759	—	351	354,558	10,110	354,558	(155,151)	2006
CH4 CHICAGO (METRO)	—	—	—	—	22,911	—	22,911	(14,761)	2009
CH7 CHICAGO (METRO)	—	670	10,564	—	8,164	670	18,728	(6,185)	2017
CL1 CALGARY (METRO), CANADA	—	—	11,572	—	2,719	—	14,291	(3,419)	2020
CL2 CALGARY (METRO), CANADA	—	—	14,145	—	5,223	—	19,368	(4,293)	2020
CL3 CALGARY (METRO), CANADA	—	7,910	69,334	395	15,473	8,304	84,807	(9,371)	2020
CU1 CULPEPER (METRO)	—	1,019	37,581	—	5,734	1,019	43,315	(17,847)	2017
CU2 CULPEPER (METRO)	—	1,244	48,000	—	12,546	1,244	60,546	(19,028)	2017
CU3 CULPEPER (METRO)	—	1,088	37,387	—	3,104	1,088	40,491	(14,112)	2017
CU4 CULPEPER (METRO)	—	1,372	27,832	—	34,983	1,372	62,815	(12,897)	2017
DA1 DALLAS (METRO)	—	—	—	—	69,250	—	69,250	(42,245)	2000
DA2 DALLAS (METRO)	—	—	—	—	81,911	—	81,911	(34,463)	2010
DA3 DALLAS (METRO)	—	—	—	—	97,996	—	97,996	(45,222)	2010
DA4 DALLAS (METRO)	—	—	—	—	16,789	—	16,789	(9,588)	2010
DA6 DALLAS (METRO)	—	—	20,522	—	174,231	—	194,753	(48,576)	2012
DA7 DALLAS (METRO)	—	—	—	—	30,709	—	30,709	(16,356)	2015
DA9 DALLAS (METRO)	—	610	15,398	—	6,868	610	22,265	(7,481)	2017
DA11 DALLAS (METRO)	—	—	—	—	175,787	—	175,787	(13,565)	2018
INFOMART BUILDING DALLAS (METRO)	—	24,380	337,643	3,293	26,974	27,673	364,617	(42,321)	2018
DC1 WASHINGTON, DC (METRO)	—	—	—	—	5,477	—	5,477	(2,251)	1999
DC2 WASHINGTON, DC (METRO)	—	—	—	5,047	126,667	5,047	126,667	(98,822)	1999
DC3 WASHINGTON, DC (METRO)	—	—	37,451	—	50,459	—	87,910	(55,075)	2004

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Acquisition or Lease (4)
DC4 WASHINGTON, DC (METRO)	—	1,906	7,272	—	74,265	1,906	81,537	(59,399)	2005
DC5 WASHINGTON, DC (METRO)	—	1,429	4,983	—	93,177	1,429	98,160	(70,435)	2005
DC6 WASHINGTON, DC (METRO)	—	1,429	5,082	—	92,783	1,429	97,865	(55,372)	2005
DC7 WASHINGTON, DC (METRO)	—	—	—	—	19,080	—	19,080	(14,401)	2010
DC10 WASHINGTON, DC (METRO)	—	—	44,601	—	88,492	—	133,093	(99,617)	2011
DC11 WASHINGTON, DC (METRO)	—	1,429	5,082	—	187,604	1,429	192,686	(72,664)	2005
DC12 WASHINGTON, DC (METRO)	—	—	101,783	—	81,604	—	183,387	(37,732)	2017
DC13 WASHINGTON, DC (METRO)	—	5,500	25,423	—	21,656	5,500	47,079	(16,183)	2017
DC14 WASHINGTON, DC (METRO)	—	2,560	33,511	—	15,726	2,560	49,237	(14,491)	2017
DC15 WASHINGTON, DC (METRO)	—	1,965	—	1,965	170,776	3,929	170,776	(12,708)	2018
DC21 WASHINGTON, DC (METRO)	—	1,507	—	—	100,804	1,507	100,804	(6,622)	2019
DC97 WASHINGTON, DC (METRO)	—	—	2,021	—	847	—	2,867	(1,564)	2017
DE1 DENVER (METRO)	—	—	—	—	9,849	—	9,849	(8,845)	2010
DE2 DENVER (METRO)	—	5,240	23,053	—	31,064	5,240	54,116	(17,837)	2017
HO1 HOUSTON (METRO)	—	1,440	23,780	—	33,281	1,440	57,060	(18,065)	2017
KA1 KAMLOOPS (METRO), CANADA	—	2,991	46,983	149	6,768	3,140	53,751	(5,537)	2020
LA1 LOS ANGELES (METRO)	—	—	—	—	110,808	—	110,808	(75,153)	1999
LA2 LOS ANGELES (METRO)	—	—	—	—	10,582	—	10,582	(9,250)	2000
LA3 LOS ANGELES (METRO)	—	—	34,727	3,959	17,368	3,959	52,095	(43,042)	2005
LA4 LOS ANGELES (METRO)	—	19,333	137,630	—	58,351	19,333	195,981	(102,469)	2009
LA7 LOS ANGELES (METRO)	—	7,800	33,621	—	56,409	7,800	90,030	(17,280)	2017
MI1 MIAMI (METRO)	—	18,920	127,194	—	112,732	18,920	239,925	(74,698)	2017
MI2 MIAMI (METRO)	—	—	—	—	22,677	—	22,677	(15,028)	2010
MI3 MIAMI (METRO)	—	—	—	—	33,886	—	33,886	(20,458)	2012
MI6 MIAMI (METRO)	—	4,750	23,017	—	9,848	4,750	32,865	(13,768)	2017
MO1 MONTERREY (METRO), MEXICO	—	—	2,572	—	4,557	—	7,129	(909)	2020
MT1 MONTREAL (METRO), CANADA	—	—	76,932	—	12,745	—	89,678	(13,974)	2020
MX1 MEXICO CITY (METRO), MEXICO	—	1,090	53,980	—	35,428	1,090	89,409	(8,341)	2020
MX2 MEXICO CITY (METRO), MEXICO	—	1,090	16,061	—	52,318	1,090	68,379	(1,979)	2020
NY1 NEW YORK (METRO)	—	—	—	—	71,716	—	71,716	(47,232)	1999
NY2 NEW YORK (METRO)	—	—	—	17,859	207,035	17,859	207,035	(135,182)	2000
NY4 NEW YORK (METRO)	—	—	—	—	364,176	—	364,176	(211,873)	2006
NY5 NEW YORK (METRO)	—	—	—	—	296,054	—	296,054	(99,005)	2010
NY6 NEW YORK (METRO)	—	—	—	—	95,441	—	95,441	(18,988)	2010
NY7 NEW YORK (METRO)	—	—	24,660	—	172,048	—	196,708	(142,718)	2010
NY9 NEW YORK (METRO)	—	—	—	—	50,109	—	50,109	(38,190)	2010
NY11 NEW YORK (METRO)	—	2,050	58,717	—	24,588	2,050	83,305	(26,847)	2017
NY13 NEW YORK (METRO)	—	—	31,603	8,300	6,583	8,300	38,187	(18,342)	2017

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Acquisition or Lease (4)
OT1 OTTAWA (METRO), CANADA	—	1,586	39,128	75	4,490	1,661	43,618	(5,397)	2020
PH1 PHILADELPHIA (METRO)	—	—	—	—	44,638	—	44,638	(21,454)	2010
RJ1 RIO DE JANEIRO (METRO), BRAZIL	—	—	—	—	18,064	—	18,064	(13,455)	2011
RJ2 RIO DE JANEIRO (METRO), BRAZIL	—	—	2,012	1,181	55,254	1,181	57,266	(19,885)	2012
SE2 SEATTLE (METRO)	—	—	—	—	31,109	—	31,109	(24,939)	2010
SE3 SEATTLE (METRO)	—	—	1,760	—	101,258	—	103,018	(63,601)	2011
SE4 SEATTLE (METRO)	—	4,000	12,903	—	37,022	4,000	49,925	(11,090)	2017
SJ1 SAINT JOHN (METRO), CANADA	—	162	14,276	8	1,428	170	15,703	(1,861)	2020
SP1 SÃO PAULO (METRO), BRAZIL	—	—	10,188	—	14,870	—	25,058	(18,478)	2011
SP2 SÃO PAULO (METRO), BRAZIL	—	—	—	2,874	48,068	2,874	48,068	(35,184)	2011
SP3 SÃO PAULO (METRO), BRAZIL	—	7,222	72,997	—	42,690	7,223	115,688	(37,026)	2017
SP4 SÃO PAULO (METRO), BRAZIL	—	—	22,027	—	57,782	—	79,809	(15,875)	2017
SV1 SILICON VALLEY (METRO)	—	—	—	15,545	144,829	15,545	144,829	(100,483)	1999
SV2 SILICON VALLEY (METRO)	—	—	—	—	157,926	—	157,926	(100,979)	2003
SV3 SILICON VALLEY (METRO)	—	—	—	—	77,334	—	77,334	(41,552)	1999
SV4 SILICON VALLEY (METRO)	—	—	—	—	102,684	—	102,684	(26,207)	2005
SV5 SILICON VALLEY (METRO)	—	6,238	98,991	—	101,852	6,238	200,843	(91,142)	2010
SV6 SILICON VALLEY (METRO)	—	—	15,585	—	30,329	—	45,914	(42,339)	2010
SV8 SILICON VALLEY (METRO)	—	—	—	—	157,147	—	157,147	(42,067)	2010
SV10 SILICON VALLEY (METRO)	—	12,646	123,594	—	93,742	12,646	217,336	(42,743)	2017
SV11 SILICON VALLEY (METRO)	—	—	—	—	147,118	—	147,118	(3,081)	2019
SV12 SILICON VALLEY (METRO)	—	20,313	—	—	8,586	20,313	8,586	—	2015
SV13 SILICON VALLEY (METRO)	—	—	3,758	—	—	—	3,758	(3,225)	2017
SV14 SILICON VALLEY (METRO)	—	3,638	5,503	—	3,782	3,638	9,285	(3,044)	2017
SV15 SILICON VALLEY (METRO)	—	7,651	23,060	—	9,875	7,651	32,934	(11,023)	2017
SV16 SILICON VALLEY (METRO)	—	4,271	15,018	—	5,056	4,271	20,074	(6,506)	2017
SV17 SILICON VALLEY (METRO)	—	—	17,493	—	3,368	—	20,862	(14,966)	2017
TR1 TORONTO (METRO), CANADA	—	—	—	—	92,608	—	92,608	(38,106)	2010
TR2 TORONTO (METRO), CANADA	—	—	21,113	107,044	142,753	107,044	163,865	(32,874)	2015
TR4 TORONTO (METRO), CANADA	—	—	13,985	—	4,014	—	17,999	(5,308)	2020
TR5 MARKHAM (METRO), CANADA	—	—	24,913	—	2,594	—	27,507	(5,928)	2020
TR6 BRAMPTON (METRO), CANADA	—	9,386	58,704	3,316	—	12,702	58,704	(6,151)	2020
TR7 BRAMPTON (METRO), CANADA	—	9,855	71,966	—	18,170	9,854	90,136	(13,019)	2020
VA1 BURNABY (METRO), CANADA	—	—	4,668	—	2,233	—	6,901	(1,048)	2020
WI1 WINNIPEG (METRO), CANADA	—	—	57,234	—	4,976	—	62,210	(2,379)	2020
OTHERS (5)	—	76,482	52,099	—	122,301	76,482	174,400	(21,468)	Various

EMEA:

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Acquisition or Lease (4)
AD1 ABU DHABI (METRO), UNITED ARAB EMIRATES	—	—	—	—	75,587	—	75,587	(11,797)	2017
AM1 AMSTERDAM (METRO), THE NETHERLANDS	—	—	—	—	98,785	—	98,785	(52,871)	2008
AM2 AMSTERDAM (METRO), THE NETHERLANDS	—	—	—	—	83,244	—	83,244	(34,928)	2008
AM3 AMSTERDAM (METRO), THE NETHERLANDS	—	—	27,099	—	134,758	—	161,857	(70,989)	2011
AM4 AMSTERDAM (METRO), THE NETHERLANDS	—	—	—	—	223,115	—	223,115	(36,326)	2016
AM5 AMSTERDAM (METRO), THE NETHERLANDS	—	—	92,199	—	16,153	—	108,352	(37,422)	2016
AM6 AMSTERDAM (METRO), THE NETHERLANDS	—	6,616	50,876	539	92,063	7,155	142,938	(32,929)	2016
AM7 AMSTERDAM (METRO), THE NETHERLANDS	—	—	7,397	—	139,860	—	147,257	(25,536)	2016
AM8 AMSTERDAM (METRO), THE NETHERLANDS	—	—	—	—	11,692	—	11,692	(6,119)	2016
AM11 AMSTERDAM (METRO), THE NETHERLANDS	—	—	6,405	416	13,007	416	19,412	(2,761)	2019
BA1 BARCELONA (METRO), SPAIN	—	—	9,443	—	16,468	—	25,911	(9,654)	2017
BX1 BORDEAUX (METRO), FRANCE	—	1,916	3,507	118	31,230	2,034	34,737	(778)	2020
DB1 DUBLIN (METRO), IRELAND	—	—	—	—	5,393	—	5,393	(4,455)	2016
DB2 DUBLIN (METRO), IRELAND	—	—	12,460	—	9,493	—	21,953	(10,735)	2016
DB3 DUBLIN (METRO), IRELAND	—	3,334	54,387	271	20,819	3,605	75,206	(24,039)	2016
DB4 DUBLIN (METRO), IRELAND	—	—	26,875	—	19,088	—	45,963	(10,977)	2016
DU1 DÜSSELDORF (METRO), GERMANY	—	—	—	8,235	33,389	8,235	33,389	(19,657)	2000
DX1 DUBAI (METRO), UNITED ARAB EMIRATES	—	—	—	—	93,205	—	93,205	(41,746)	2008
DX2 DUBAI (METRO), UNITED ARAB EMIRATES	—	—	—	—	667	—	667	(339)	2017
DX3 DUBAI (METRO), UNITED ARAB EMIRATES	—	6,737	—	—	5,460	6,737	5,460	(376)	2020
EN1 ENSCHEDE (METRO), THE NETHERLANDS	—	—	—	—	32,914	—	32,914	(24,331)	2008
FR2 FRANKFURT (METRO), GERMANY	—	—	—	20,843	545,921	20,843	545,921	(171,728)	2007
FR4 FRANKFURT (METRO), GERMANY	—	11,578	9,307	943	103,983	12,521	113,290	(39,794)	2009
FR5 FRANKFURT (METRO), GERMANY	30,310	—	—	14,210	224,488	14,210	224,488	(59,488)	2012
FR6 FRANKFURT (METRO), GERMANY	—	—	—	—	140,753	—	140,753	(33,382)	2016
FR7 FRANKFURT (METRO), GERMANY	—	—	43,634	—	37,353	—	80,987	(31,181)	2016
FR8 FRANKFURT (METRO), GERMANY	—	20,430	58,199	—	48,445	20,430	106,644	(1,119)	2020
FR11x FRANKFURT (METRO), GERMANY	—	—	—	—	31,566	—	31,566	(154)	2020
FR13 FRANKFURT (METRO), GERMANY	—	—	—	—	3,218	—	3,218	—	2021

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Acquisition or Lease (4)
GN1 GENOA (METRO), ITALY	—	—	1,988	—	2,772	—	4,760	(51)	2020
GV1 GENEVA (METRO), SWITZERLAND	—	—	—	—	26,319	—	26,319	(9,864)	2004
GV2 GENEVA (METRO), SWITZERLAND	—	—	—	—	44,778	—	44,778	(22,820)	2009
HE1 HELSINKI (METRO), FINLAND	—	—	—	—	4,008	—	4,008	(3,554)	2016
HE3 HELSINKI (METRO), FINLAND	—	—	—	—	15,371	—	15,371	(10,364)	2016
HE4 HELSINKI (METRO), FINLAND	—	—	29,092	—	7,063	—	36,155	(20,133)	2016
HE5 HELSINKI (METRO), FINLAND	—	—	7,564	—	19,633	—	27,197	(7,027)	2016
HE6 HELSINKI (METRO), FINLAND	—	—	17,204	1,594	30,980	1,594	48,185	(15,811)	2016
HE7 HELSINKI (METRO), FINLAND	—	7,348	6,946	1,141	51,331	8,488	58,277	(5,421)	2018
HH1 HAMBURG (METRO), GERMANY	—	3,612	5,360	610	47,875	4,222	53,235	(4,466)	2018
IL2 ISTANBUL (METRO), TURKEY	—	14,460	39,289	—	41,641	14,460	80,930	(10,234)	2017
LD3 LONDON (METRO), UNITED KINGDOM	—	—	—	—	15,380	—	15,380	(14,747)	2000
LD4 LONDON (METRO), UNITED KINGDOM	—	—	23,044	—	137,786	—	160,831	(59,443)	2007
LD5 LONDON (METRO), UNITED KINGDOM	—	—	16,412	—	189,336	—	205,748	(107,560)	2010
LD6 LONDON (METRO), UNITED KINGDOM	—	—	—	—	151,375	—	151,375	(45,283)	2013
LD7 LONDON (METRO), UNITED KINGDOM	—	—	—	2,271	271,256	2,271	271,256	(16,921)	2018
LD8 LONDON (METRO), UNITED KINGDOM	—	—	107,544	—	88,016	—	195,560	(59,180)	2016
LD9 LONDON (METRO), UNITED KINGDOM	—	—	181,431	—	176,718	—	358,149	(100,677)	2016
LD10 LONDON (METRO), UNITED KINGDOM	—	—	40,251	—	108,488	—	148,739	(22,593)	2017
LS1 LISBON (METRO), PORTUGAL	—	—	7,374	3,517	11,379	3,517	18,753	(4,690)	2017
MA1 MANCHESTER (METRO), UNITED KINGDOM	—	—	—	—	15,457	—	15,457	(9,016)	2016
MA2 MANCHESTER (METRO), UNITED KINGDOM	—	—	—	—	10,606	—	10,606	(9,336)	2016
MA3 MANCHESTER (METRO), UNITED KINGDOM	—	—	44,931	—	9,721	—	54,652	(31,547)	2016
MA4 MANCHESTER (METRO), UNITED KINGDOM	—	—	6,697	—	6,576	—	13,272	(9,222)	2016
MA5 MANCHESTER (METRO), UNITED KINGDOM	—	3,706	6,874	407	73,093	4,113	79,967	(328)	2020
MD1 MADRID (METRO), SPAIN	—	—	7,917	7,825	7,236	7,825	15,153	(5,701)	2017
MD2 MADRID (METRO), SPAIN	—	—	40,952	—	70,588	—	111,540	(35,723)	2017
ML2 MILAN (METRO), ITALY	—	—	—	—	24,112	—	24,112	(15,321)	2016
ML3 MILAN (METRO), ITALY	—	—	—	3,616	44,350	3,616	44,350	(15,565)	2016
ML4 MILAN (METRO), ITALY	—	—	—	—	9,293	—	9,293	(7,720)	2016
ML5 MILAN (METRO), ITALY	—	6,894	20,952	—	74,033	6,894	94,985	(1,903)	2019
MU1 MUNICH (METRO), GERMANY	—	—	—	—	39,084	—	39,084	(19,432)	2007
MU3 MUNICH (METRO), GERMANY	—	—	—	—	5,909	—	5,909	(2,714)	2010
MU4 MUNICH (METRO), GERMANY	—	12,127	35,120	—	51,418	12,127	86,538	(15)	2020
PA1 PARIS (METRO), FRANCE	—	—	—	—	20,946	—	20,946	(16,853)	2007

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Acquisition or Lease (4)
PA2 & PA3 PARIS (METRO), FRANCE	—	—	29,615	23,608	326,618	23,608	356,233	(144,908)	2007
PA4 PARIS (METRO), FRANCE	—	1,598	9,503	5,516	246,653	7,114	256,156	(88,191)	2011
PA5 PARIS (METRO), FRANCE	—	—	16,554	—	11,829	—	28,383	(8,143)	2016
PA6 PARIS (METRO), FRANCE	—	—	—	—	73,366	—	73,366	(38,093)	2016
PA7 PARIS (METRO), FRANCE	—	—	—	—	23,419	—	23,419	(11,932)	2016
PA10 PARIS (METRO), FRANCE	—	—	100,933	—	—	—	100,933	—	2021
SA1 SEVILLE (METRO), SPAIN	—	—	1,567	—	1,572	—	3,139	(2,162)	2017
SK1 STOCKHOLM, (METRO), SWEDEN	—	—	15,495	—	41,282	—	56,777	(11,370)	2016
SK2 STOCKHOLM, (METRO), SWEDEN	—	—	80,148	3,914	81,981	3,914	162,129	(39,960)	2016
SK3 STOCKHOLM, (METRO), SWEDEN	—	—	—	—	23,857	—	23,857	(6,546)	2016
SO1 SOFIA (METRO), BULGARIA	—	—	5,236	—	4,470	—	9,706	(3,191)	2016
SO2 SOFIA (METRO), BULGARIA	—	2,719	—	39	18,118	2,758	18,118	(2,099)	2017
WA1 WARSAW (METRO), POLAND	—	—	5,950	—	25,321	—	31,271	(9,228)	2016
WA2 WARSAW (METRO), POLAND	—	—	4,709	—	9,337	—	14,046	(5,436)	2016
WA3 WARSAW (METRO), POLAND	—	2,647	—	—	64,414	2,648	64,414	(2,873)	2017
ZH2 ZURICH (METRO), SWITZERLAND	—	—	—	—	3,915	—	3,915	(2,748)	2002
ZH4 ZURICH (METRO), SWITZERLAND	—	—	11,284	—	39,677	—	50,961	(28,110)	2009
ZH5 ZURICH (METRO), SWITZERLAND	—	—	—	8,075	225,653	8,075	225,653	(35,657)	2009
ZW1 ZWOLLE (METRO), THE NETHERLANDS	—	—	—	—	10,518	—	10,518	(8,976)	2008
OTHERS (5)	—	59,811	18,309	17,398	32,642	77,209	50,951	(9,560)	Various

Asia-Pacific:
AE1 ADELAIDE (METRO), AUSTRALIA	—	2,654	1,015	96	2,149	2,749	3,164	(994)	2018
BR1 BRISBANE (METRO), AUSTRALIA	—	3,159	1,053	114	2,968	3,273	4,021	(845)	2018
CA1 CANBERRA (METRO), AUSTRALIA	—	—	18,410	—	8,454	—	26,864	(3,369)	2018
HK1 HONG KONG (METRO), CHINA	—	—	—	—	301,395	—	301,395	(122,088)	2003
HK2 HONG KONG (METRO), CHINA	—	—	—	—	243,358	—	243,358	(177,462)	2010
HK3 HONG KONG (METRO), CHINA	—	—	—	—	182,078	—	182,078	(90,545)	2012
HK4 HONG KONG (METRO), CHINA	—	—	—	—	95,305	—	95,305	(20,654)	2012
HK5 HONG KONG (METRO), CHINA	—	—	70,002	—	40,919	—	110,921	(26,895)	2017
MB1 MUMBAI (METRO), INDIA	—	573	28,457	—	484	573	28,941	(658)	2021
MB2 MUMBAI (METRO), INDIA	—	—	56,725	—	1,315	—	58,040	(1,331)	2021
ME1 MELBOURNE (METRO), AUSTRALIA	—	14,926	—	538	93,006	15,464	93,006	(29,361)	2013
ME2 MELBOURNE (METRO), AUSTRALIA	—	—	—	—	102,610	—	102,610	(7,310)	2018
ME4 MELBOURNE (METRO), AUSTRALIA	—	3,425	84,175	124	15,526	3,549	99,701	(23,979)	2018
ME5 MELBOURNE (METRO), AUSTRALIA	—	6,655	4,094	240	4,754	6,895	8,847	(2,882)	2018
OS1 OSAKA (METRO), JAPAN	—	—	14,876	—	104,213	—	119,089	(42,667)	2013
OS3 OSAKA (METRO), JAPAN	—	—	—	—	199,271	—	199,271	(7,274)	2020

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Acquisition or Lease (4)
PE1 PERTH (METRO), AUSTRALIA	—	1,347	1,337	49	2,100	1,396	3,437	(596)	2018
PE2 PERTH (METRO), AUSTRALIA	—	—	16,327	—	17,390	—	33,717	(8,124)	2018
PE3 PERTH (METRO), AUSTRALIA	—	—	—	—	56,004	—	56,004	(4)	2020
SG1 SINGAPORE (METRO)	—	—	—	—	291,489	—	291,489	(133,905)	2003
SG2 SINGAPORE (METRO)	—	—	—	—	339,887	—	339,887	(232,450)	2008
SG3 SINGAPORE (METRO)	—	—	34,844	—	239,648	—	274,492	(71,579)	2013
SG4 SINGAPORE (METRO)	—	—	54,602	—	146,113	—	200,715	(17,748)	2019
SG5 SINGAPORE (METRO)	—	—	—	—	197,620	—	197,620	(4,016)	2019
SH2 SHANGHAI (METRO), CHINA	—	—	—	—	7,290	—	7,290	(3,562)	2012
SH3 SHANGHAI (METRO), CHINA	—	—	7,066	—	14,596	—	21,662	(8,140)	2012
SH5 SHANGHAI (METRO), CHINA	—	—	11,284	—	24,662	—	35,946	(17,322)	2012
SH6 SHANGHAI (METRO), CHINA	—	—	16,545	—	37,873	—	54,418	(6,124)	2017
SL1 SEOUL (METRO), SOUTH KOREA	—	—	29,236	—	37,580	—	66,816	(12,612)	2019
SY1 SYDNEY (METRO), AUSTRALIA	—	—	—	86,206	38,251	86,206	38,251	(24,756)	2003
SY2 SYDNEY (METRO), AUSTRALIA	—	—	3,080	—	28,268	—	31,348	(24,941)	2008
SY3 SYDNEY (METRO), AUSTRALIA	—	—	8,712	—	150,497	—	159,209	(91,013)	2010
SY4 SYDNEY (METRO), AUSTRALIA	—	—	—	—	184,417	—	184,417	(55,173)	2014
SY5 SYDNEY (METRO), AUSTRALIA	—	82,091	—	2,948	246,519	85,039	246,519	(15,090)	2018
SY6 SYDNEY (METRO), AUSTRALIA	—	8,860	64,197	319	15,492	9,179	79,689	(13,191)	2018
SY7 SYDNEY (METRO), AUSTRALIA	—	2,745	47,350	99	6,844	2,844	54,194	(9,078)	2018
SY8 SYDNEY (METRO), AUSTRALIA	—	—	1,073	—	500	—	1,573	(1,149)	2018
TY1 TOKYO (METRO), JAPAN	—	—	—	—	35,993	—	35,993	(22,284)	2000
TY2 TOKYO (METRO), JAPAN	—	—	—	—	93,532	—	93,532	(66,919)	2006
TY3 TOKYO (METRO), JAPAN	—	—	—	—	77,305	—	77,305	(44,811)	2010
TY4 TOKYO (METRO), JAPAN	—	—	—	—	78,446	—	78,446	(36,604)	2012
TY5 TOKYO (METRO), JAPAN	—	—	102	—	61,821	—	61,923	(20,456)	2014
TY6 TOKYO (METRO), JAPAN	—	—	37,941	—	17,821	—	55,762	(37,344)	2015
TY7 TOKYO (METRO), JAPAN	—	—	13,175	—	6,280	—	19,455	(14,370)	2015
TY8 TOKYO (METRO), JAPAN	—	—	53,848	—	12,625	—	66,472	(30,152)	2015
TY9 TOKYO (METRO), JAPAN	—	—	106,710	—	23,644	—	130,354	(83,055)	2015
TY10 TOKYO (METRO), JAPAN	—	—	69,881	—	15,220	—	85,102	(28,348)	2015
TY11 TOKYO (METRO), JAPAN	—	—	22,099	—	221,004	—	243,103	(19,907)	2018
OTHERS (5)	—	—	1,733	—	17,921	—	19,654	(9,964)	Various
TOTAL LOCATIONS	$30,310	$598,614	$4,687,056	$387,949	$16,232,443	$986,560	$20,919,495	$(7,274,860)

(1)     The initial cost was $0 if the lease of the respective IBX was classified as an operating lease.
(2)    Building and improvements include all fixed assets except for land.
(3)     Buildings and improvements are depreciated on a straight line basis over estimated useful live as described under described in Note 1 within the Consolidated Financial Statements.

(4)     Date of lease or acquisition represents the date we leased the facility or acquired the facility through purchase or acquisition.
(5)    Includes various IBXs that are under initial development and costs incurred at certain central locations supporting various IBX functions.

The aggregate gross cost of our properties for federal income tax purpose approximated $29.1 billion (unaudited) as of December 31, 2021.
The following table reconciles the historical cost of our properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2021 (in thousands).
Gross Fixed Assets:

	2021	2020	2019
Balance, beginning of period	$20,161,785	$16,927,332	$15,020,198
ASC 842 adoption impact (1)	—	—	(276,671)
Additions (including acquisitions and improvements)	2,977,992	3,110,907	2,632,472
Disposals	(648,516)	(446,864)	(463,485)
Foreign currency transaction adjustments and others	(585,206)	570,410	14,818
Balance, end of year	$21,906,055	$20,161,785	$16,927,332
Accumulated Depreciation:

	2021	2020	2019
Balance, beginning of period	$(6,399,477)	$(5,329,182)	$(4,517,016)
ASC 842 adoption impact (1)	—	—	(7,846)
Additions (depreciation expense)	(1,224,874)	(1,036,452)	(926,046)
Disposals	149,231	109,230	128,352
Foreign currency transaction adjustments and others	200,260	(143,073)	(6,626)
Balance, end of year	$(7,274,860)	$(6,399,477)	$(5,329,182)

(1)     Upon the adoption of Topic 842 on January 1, 2019, we de-recognized certain fixed assets under built-to-suite leases due to the conversion of certain build-to-suit leases to operating leases. See Note 1 within the Consolidated Financial Statements.