Form 10-Q
period 2022-03-31
EQUINIX INC
filed 2022-04-29
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-40205

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares outstanding of the registrant's Common Stock as of April 28, 2022 was 91,021,802.

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
Risks Related to Our Business and Our Operations

•We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition, and results of operations may be materially adversely affected by the negative impact on the global economy, supply chain and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.
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
•Our business could be harmed by increased cost to procure power, prolonged power outages, shortages or capacity constraints.

Risks Related to Our Expansion Plans

•Our construction of new IBX data centers or IBX data center expansions could involve significant risks to our business.
•Acquisitions present many risks, and we may not realize the financial or strategic goals that were contemplated at the time of any transaction.
•The anticipated benefits of our joint ventures may not be fully realized, or take longer to realize than expected.
•Joint venture investments could expose us to risks and liabilities in connection with the formation of the new joint ventures, the operation of such joint ventures without sole decision-making authority, and our reliance on joint venture partners who may have economic and business interests that are inconsistent with our business interests.
•If we cannot effectively manage our international operations, and successfully implement our international expansion plans, or comply with evolving laws and regulations, our revenues may not increase, our costs may increase and our business and results of operations would be harmed.
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

Risks Related to Our Taxation as a REIT

•We have a number of risks related to our intended qualification as a real estate investment trust for federal income tax purposes ("REIT"), including the risk that we may not be able to maintain our qualification as a REIT which could expose us to substantial corporate income tax and have a materially adverse effect on our business, financial condition, and results of operations.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
EQUINIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,695,305	$1,536,358
Accounts receivable, net of allowance of $14,001 and $11,635	780,404	681,809
Other current assets	471,894	462,739
Assets held for sale	115,193	276,195
Total current assets	3,062,796	2,957,101
Property, plant and equipment, net	15,512,991	15,445,775
Operating lease right-of-use assets	1,234,257	1,282,418
Goodwill	5,316,079	5,372,071
Intangible assets, net	1,877,541	1,935,267
Other assets	1,019,569	926,066
Total assets	$28,023,233	$27,918,698
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$811,157	$879,144
Accrued property, plant and equipment	236,608	187,334
Current portion of operating lease liabilities	146,239	144,029
Current portion of finance lease liabilities	148,411	147,841
Current portion of mortgage and loans payable	31,993	33,087
Other current liabilities	232,606	214,519
Total current liabilities	1,607,014	1,605,954
Operating lease liabilities, less current portion	1,060,078	1,107,180
Finance lease liabilities, less current portion	2,027,228	1,989,668
Mortgage and loans payable, less current portion	691,523	586,577
Senior notes, less current portion	10,953,832	10,984,144
Other liabilities	740,748	763,411
Total liabilities	17,080,423	17,036,934
Commitments and contingencies (Note 11)
Equinix stockholders' equity
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 91,303,799 issued and 91,013,824 outstanding in 2022 and 90,872,826 issued and 90,571,406 outstanding in 2021	91	91
Additional paid-in capital	16,145,424	15,984,597
Treasury stock, at cost; 289,975 shares in 2022 and 301,420 shares in 2021	(107,949)	(112,208)
Accumulated dividends	(6,449,713)	(6,165,140)
Accumulated other comprehensive loss	(1,052,914)	(1,085,751)
Retained earnings	2,407,946	2,260,493
Total Equinix stockholders' equity	10,942,885	10,882,082
Non-controlling interests	(75)	(318)
Total stockholders' equity	10,942,810	10,881,764
Total liabilities and stockholders' equity	$28,023,233	$27,918,698
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Revenues	$1,734,447	$1,596,064
Costs and operating expenses:
Cost of revenues	915,875	811,217
Sales and marketing	192,511	182,827
General and administrative	352,687	301,456
Transaction costs	4,240	1,182
Loss on asset sales	1,818	1,720
Total costs and operating expenses	1,467,131	1,298,402
Income from operations	267,316	297,662
Interest income	2,106	729
Interest expense	(79,965)	(89,681)
Other expense	(9,549)	(6,950)
Gain (loss) on debt extinguishment	529	(13,058)
Income before income taxes	180,437	188,702
Income tax expense	(32,744)	(32,628)
Net income	147,693	156,074
Net (income) loss attributable to non-controlling interests	(240)	288
Net income attributable to Equinix	$147,453	$156,362
Earnings per share ("EPS") attributable to Equinix:
Basic EPS	$1.62	$1.75
Weighted-average shares for basic EPS	90,771	89,330
Diluted EPS	$1.62	$1.74
Weighted-average shares for diluted EPS	91,162	89,842
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Net income	$147,693	$156,074
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment ("CTA") loss, net of tax effects of $0 and $0	(122,534)	(295,146)
Net investment hedge CTA gain, net of tax effect of $0 and $0	91,358	170,175
Unrealized gain on cash flow hedges, net of tax effects of $(4,727) and $(7,892)	64,037	29,478
Net actuarial gain (loss) on defined benefit plans, net of tax effects of $4 and $(5)	(21)	12
Total other comprehensive income (loss), net of tax	32,840	(95,481)
Comprehensive income, net of tax	180,533	60,593
Net (income) loss attributable to non-controlling interests	(240)	288
Other comprehensive (income) loss attributable to non-controlling interests	(3)	1
Comprehensive income attributable to Equinix	$180,290	$60,882
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Cash flows from operating activities:
Net income	$147,693	$156,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	385,771	341,622
Stock-based compensation	89,952	78,350
Amortization of intangible assets	49,569	53,395
Amortization of debt issuance costs and debt discounts and premiums	4,204	3,940
Provision for credit loss allowance	3,406	2,740
Loss on asset sales	1,818	1,720
(Gain) loss on debt extinguishment	(529)	13,058
Other items	3,690	7,743
Changes in operating assets and liabilities:
Accounts receivable	(100,727)	(17,620)
Income taxes, net	13,881	(10,274)
Other assets	6,115	(73,255)
Operating lease right-of-use assets	35,400	40,924
Operating lease liabilities	(31,740)	(36,563)
Accounts payable and accrued expenses	(75,980)	(76,362)
Other liabilities	48,600	(94,334)
Net cash provided by operating activities	581,123	391,158
Cash flows from investing activities:
Purchases of investments	(38,558)	(22,406)
Sales of investments	—	4,057
Real estate acquisitions	(3,074)	(53,737)
Purchases of other property, plant and equipment	(412,518)	(563,598)
Proceeds from sale of assets, net of cash transferred	195,391	—
Net cash used in investing activities	(258,759)	(635,684)
Cash flows from financing activities:
Proceeds from employee equity awards	43,876	40,034
Payment of dividends	(289,669)	(263,039)
Proceeds from senior notes, net of debt discounts	—	1,290,752
Proceeds from mortgage and loans payable	676,850	—
Repayments of finance lease liabilities	(40,773)	(32,584)
Repayments of mortgage and loans payable	(551,833)	(20,186)
Repayment of senior notes	—	(590,650)
Debt extinguishment costs	—	(8,521)
Debt issuance costs	(7,366)	(3,152)
Net cash (used in) provided by financing activities	(168,915)	412,654
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	4,593	(22,019)
Net increase in cash, cash equivalents and restricted cash	158,042	146,109
Cash, cash equivalents and restricted cash at beginning of period	1,549,454	1,625,695
Cash, cash equivalents and restricted cash at end of period	$1,707,496	$1,771,804

Cash and cash equivalents	$1,695,305	$1,752,990
Current portion of restricted cash included in other current assets	11,295	9,702
Non-current portion of restricted cash included in other assets	896	9,112
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$1,707,496	$1,771,804
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
Our condensed consolidated balance sheet data as of December 31, 2021 has been derived from audited consolidated financial statements as of that date. Our condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). For further information, refer to the Consolidated Financial Statements and Notes thereto included in our Form 10-K as filed with the SEC on February 18, 2022. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.
Consolidation
The accompanying unaudited condensed consolidated financial statements include our acquisition of two data centers in Mumbai, India from the India operations of GPX Global Systems, Inc. ("GPX India") from September 1, 2021. All intercompany accounts and transactions have been eliminated in consolidation.
Income Taxes
We elected to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with our 2015 taxable year. As a result, we may deduct the dividends paid to our stockholders from taxable income generated by our REIT and qualified REIT subsidiaries ("QRSs"). Our dividends paid deduction generally eliminates the U.S. federal taxable income of our REIT and QRSs, resulting in no U.S. federal income tax due. However, our domestic taxable REIT subsidiaries ("TRSs") are subject to U.S. corporate income taxes on any taxable income generated by them. In addition, our foreign operations are subject to local income taxes regardless of whether the foreign operations are operated as QRSs or TRSs.
We accrue for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate is subject to change in the future due to various factors such as our operating performance, tax law changes and future business acquisitions.
Our effective tax rates were 18.2% and 17.3% for the three months ended March 31, 2022 and 2021, respectively.

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
Debt with Conversion and Other Options
In August 2020, FASB issued ASU 2020-06: Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock and modifies the disclosure requirement for the convertible instruments. Additionally, this ASU improves the consistency of EPS calculations by eliminating the use of the treasury stock method to calculate diluted EPS for convertible instruments and clarifies certain areas under the current EPS guidance. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted at the beginning of the fiscal year after December 15, 2020. On January 1, 2022, we adopted this ASU on a prospective basis and the adoption of this standard did not have an impact on our condensed consolidated financial statements.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
2. Revenue
Contract Balances
The following table summarizes the opening and closing balances of our accounts receivable, net; contract assets, current; contract assets, non-current; deferred revenue, current; and deferred revenue, non-current (in thousands):

	Accounts receivable, net (1)	Contract assets, current	Contract assets, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2022	$681,809	$65,392	$55,486	$109,736	$87,495
Closing balances as of March 31, 2022	780,404	65,948	56,226	115,055	84,374
Increase (Decrease)	$98,595	$556	$740	$5,319	$(3,121)

(1) The net change in our allowance for credit losses was insignificant during the three months ended March 31, 2022.
The difference between the opening and closing balances of our accounts receivable, net, contract assets and deferred revenues primarily results from revenue growth and the timing difference between the satisfaction of our performance obligation and the customer's payment. The amount of revenue recognized during the three months ended March 31, 2022 from the opening deferred revenue balance as of January 1, 2022 was $29.9 million.
Remaining performance obligations
As of March 31, 2022, approximately $9.2 billion of total revenues, including deferred installation revenues, are expected to be recognized in future periods. Most of our revenue contracts have an initial term varying from one to three years, and thereafter, automatically renew in one-year increments. Included in the remaining performance obligations are contracts that are either under the initial term or under one-year renewal periods. We expect to recognize approximately 70% of our remaining performance obligations as revenues over the next two years, with more revenues expected to be recognized in the first year due to the impact of contract renewals. The remainder of the balance is generally expected to be recognized over the next three to five years. We estimate our remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates due to changes in actual deployments dates, contract modifications, renewals and/or terminations.
The remaining performance obligations do not include variable consideration related to unsatisfied performance obligations such as the usage of metered power, point-in-time services, service fees from xScaleTM data centers, which are calculated based on future events or actual costs incurred in the future, or any contracts that could be terminated without any significant penalties such as the majority of interconnection revenues. The remaining performance obligations above include revenues to be recognized in the future related to arrangements where we are considered the lessor.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
3.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Net income	$147,693	$156,074
Net (income) loss attributable to non-controlling interests	(240)	288
Net income attributable to Equinix	$147,453	$156,362

Weighted-average shares used to calculate basic EPS	90,771	89,330
Effect of dilutive securities:
Employee equity awards	391	512
Weighted-average shares used to calculate diluted EPS	91,162	89,842

EPS attributable to Equinix:
Basic EPS	$1.62	$1.75
Diluted EPS	$1.62	$1.74
We have excluded common stock related to employee equity awards in the diluted EPS calculation above of approximately 377,000 shares and 148,000 shares for the three months ended March 31, 2022 and 2021, respectively, because their effect would be anti-dilutive.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
4.    Acquisitions
Pending Acquisitions
Acquisition of Empresa Nacional De Telecomunicaciones S.A. ("Entel") Chile Data Centers (the "Entel Chile Acquisition") and Peru Data Center (the "Entel Peru Acquisition")
On March 18, 2022, we announced our planned expansion in Latin America through an acquisition of data centers from Entel, a leading Chilean telecommunications provider. Our planned expansion includes four data centers in Chile for a purchase price of UF16.7 million, or approximately $664.0 million at the exchange rate in effect on that date. The acquisition of the four data centers in Chile is expected to close in the second quarter of 2022, subject to customary conditions. On April 27, 2022, we signed an agreement with Entel to acquire a data center in Peru for a purchase price of PEN270.8 million, or approximately $70.7 million at the exchange rate in effect on that date. The acquisition of the data center in Peru is pending the achievement of certain closing conditions, for which the timing is uncertain, and will be accounted for as a separate transaction. After close of the acquisitions, the operating results of the acquired data centers will be reported in the Americas region. The Entel acquisitions support our ongoing expansion to meet customer demand in the Latin American market.
2022 Acquisition
Acquisition of MainOne Cable Company Ltd. (the "MainOne Acquisition")
On April 1, 2022, we completed the acquisition of all outstanding shares of MainOne Cable Company Ltd. ("MainOne"), consisting of four data centers as well as a subsea cable and terrestrial fiber network. We acquired MainOne and its assets in an all-cash transaction at a purchase price of approximately $320.0 million. The MainOne Acquisition supports our desire to meet customer demand in the West African market. After close of the acquisition, the operating results of the acquired business will be reported in the EMEA region. The valuation of assets acquired and liabilities assumed are still being appraised by a third-party and as such, the purchase price allocation is not yet complete.
2021 Acquisition
Acquisition of GPX India (the "GPX India Acquisition")
On September 1, 2021, we completed the acquisition of GPX India, representing two data centers in Mumbai, India, for a total purchase consideration of approximately INR12.5 billion, or $170.5 million at the exchange rate in effect on that date. The GPX India Acquisition supports our desire to meet customer demand in the Indian market.
Purchase Price Allocation
The GPX India Acquisition constitutes a business under the accounting standard for business combinations and, therefore, was accounted for as a business combination using the acquisition method of accounting. Under this method, the total purchase price is allocated to the assets acquired and liabilities assumed measured at fair value on the date of acquisition.
As of March 31, 2022, we had completed the detailed valuation analysis to derive the fair value of assets acquired and liabilities assumed from the GPX India Acquisition, including property, plant and equipment, intangible assets and the related tax impacts.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
A summary of the final allocation of total purchase consideration is presented as follows (in thousands):

GPX India(1)
Final
Cash and cash equivalents	$9,406
Accounts receivable	4,399
Other current assets	8,883
Property, plant and equipment	88,130
Operating lease right-of-use assets	62
Intangible assets	15,408
Goodwill	77,145
Deferred tax and other assets	20
Total assets acquired	203,453
Accounts payable and accrued liabilities	(1,566)
Other current liabilities	(478)
Operating lease liabilities	(62)
Finance lease liabilities	(20,565)
Deferred tax and other liabilities	(10,317)
Net assets acquired	$170,465

(1)The purchase price allocation adjustments since the provisional amounts reported as of December 31, 2021 were not significant.
Property, plant and equipment - The fair values of property, plant and equipment acquired from the GPX India Acquisition was estimated by applying the cost approach, with the exception of land, which we estimated by applying the market approach. The key assumptions of the cost approach include replacement cost new, physical deterioration, functional and economic obsolescence, economic useful life, remaining useful life, age and effective age.
Intangible assets - The following table presents certain information on the acquired intangible assets (in thousands):

Intangible Assets	Fair Value	Estimated Useful Lives (Years)	Weighted-average Estimated Useful Lives (Years)	Discount Rate
GPX India:
Customer relationships (1)	$15,408	15.0	15.0	11.0%

(1)The fair value was estimated by calculating the present value of estimated future operating cash flows generated from existing customers less costs to realize the revenue. The rates reflect the nature of the assets as they relate to the risk and uncertainty of the estimated future operating cash flows, as well as the risk of the country within which the acquired business operates.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill is attributable to the workforce of the acquired business and the projected revenue increase expected to arise from future customers after the acquisition. Goodwill from the GPX India Acquisition is attributable to the Asia-Pacific region and is not deductible for local tax purposes.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
5.    Assets Held for Sale
In June 2021, we entered into an agreement to form another joint venture in the form of a limited liability partnership with GIC Private Limited, Singapore's sovereign wealth fund ("GIC"), to develop and operate additional xScale data centers in Europe and the Americas (the “EMEA 2 Joint Venture”). The transaction is structured to close in phases over the course of two years, pending regulatory approval and other closing conditions. The assets and liabilities of the Warsaw 4 ("WA4") data center site, which are currently included within our EMEA region and are expected to be sold to the EMEA 2 Joint Venture in a future phase, were classified as held for sale as of June 30, 2021 and remained held for sale as of March 31, 2022.
In October 2021, we entered into an agreement to form a joint venture in the form of a limited liability partnership with PGIM Real Estate ("PGIM"), to develop and operate xScaleTM data centers in Asia-Pacific (the "Asia-Pacific 2 Joint Venture"). xScale data centers are engineered to meet the technical and operational requirements and price points of core hyperscale workload deployments and also offer access to our comprehensive suite of interconnection and edge services. The assets and liabilities of the Sydney 9 ("SY9") data center site, which were included within our Asia-Pacific region, were classified as held for sale as of September 30, 2021. Upon closing the joint venture in March 2022, we sold the SY9 data center in exchange for a total consideration of $201.3 million, which is comprised of $165.6 million of net cash proceeds, a 20% partnership interest in the Asia-Pacific 2 Joint Venture with a fair value of $29.8 million, and $5.9 million of receivables. During the three months ended March 31, 2022, we recognized an insignificant loss on the sale of the SY9 data center.
In March 2022, we entered into an agreement to sell the Mexico 3 ("MX3") data center site in connection with the formation of a new joint venture with GIC (the "AMER 1 Joint Venture") to develop and operate xScale data centers in the Americas. Given that the key terms of the sale had been substantially agreed upon as of September 30, 2021, the assets and liabilities of the MX3 data center, which are currently included within our Americas region, were classified as held for sale as of September 30, 2021 and remained held for sale as of March 31, 2022.
All assets and liabilities classified as held for sale are reported at the lower of their carrying amounts or fair values less costs to sell. The following table summarizes the assets and liabilities that were classified as assets and liabilities held for sale in the condensed consolidated balance sheet as of March 31, 2022 (in thousands):

March 31, 2022
Operating lease right-of-use assets	$12,403
Property, plant and equipment	99,600
Other assets	3,190
Total assets held for sale	$115,193

Current portion of operating lease liabilities	$2,039
Operating lease liabilities, less current portion	348
Accrued property, plant and equipment	16,080
Total liabilities held for sale (1)	$18,467

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
6.    Equity Method Investments
The following table summarizes our equity method investments (in thousands), which were included in other assets on the condensed consolidated balance sheets:

Investee	Ownership Percentage	March 31, 2022	December 31, 2021
EMEA 1 Joint Venture with GIC	20%	$127,827	$131,516
EMEA 2 Joint Venture with GIC	20%	35,255	34,944
Asia-Pacific 1 Joint Venture with GIC	20%	64,188	60,108
Asia-Pacific 2 Joint Venture with PGIM	20%	30,286	—
Other	Various	19,759	18,481
Total		$277,315	$245,049

Non - Variable Interest Entity ("VIE") Joint Venture
EMEA 1 Joint Venture
In 2019, we entered into a joint venture in the form of a limited liability partnership with GIC (the "EMEA 1 Joint Venture"), to develop and operate xScale data centers in Europe. The EMEA 1 Joint Venture is not a VIE given that both equity investors' interests have the characteristics of a controlling financial interest and it is sufficiently capitalized to sustain its operations, requiring additional funding from its partners only when expanding operations. Our share of income and losses of equity method investments from this joint venture was insignificant for the three months ended March 31, 2022 and 2021 and was included in other income (expense) on the condensed consolidated statement of operations.
We committed to make future equity contributions to the EMEA 1 Joint Venture for funding its future development. As of March 31, 2022, we had future equity contribution commitments of $45.1 million.
VIE Joint Ventures
Asia-Pacific 1, Asia-Pacific 2 and EMEA 2 Joint Ventures (the "VIE Joint Ventures")
In 2020, we entered into a joint venture in the form of a limited liability partnership with GIC (the "Asia-Pacific 1 Joint Venture") to develop and operate xScale data centers in Asia-Pacific.
In 2021, we entered into the EMEA 2 Joint Venture with GIC to develop and operate additional xScale data centers in Europe and the Americas (see Note 5 above).
On March 11, 2022, we entered into the Asia-Pacific 2 Joint Venture with PGIM to develop and operate additional xScale data centers in Asia-Pacific (see Note 5 above).
For the VIE Joint Ventures, we provide certain management services to their operations and earn fees for the performance of such services. The joint ventures do not have sufficient funds from operations to be self-sustaining, thus are considered VIEs. The power to direct the activities of these joint ventures that most significantly impact economic performance is shared equally between us and either GIC or PGIM, as applicable. These activities include data center construction and operations, sales and marketing, financing, and real estate purchases or sales. Decisions about these activities require the consent of both Equinix and either GIC or PGIM, as applicable. We concluded that neither party is deemed to have predominant control over the VIE Joint Ventures and neither party is considered to be the primary beneficiary. During the three months ended March 31, 2022, our share of income and losses of equity method investments from these joint ventures was insignificant both individually and in aggregate, and was included in other income (expense) on the condensed consolidated statement of operations.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table summarizes our maximum exposure to loss related to the VIE Joint Ventures as of March 31, 2022 (in thousands):

	Asia-Pacific 1 Joint Venture	EMEA 2 Joint Venture	Asia-Pacific 2 Joint Venture
Equity Investment	$64,188	$35,255	$30,286
Outstanding Receivables	2,124	18,676	6,950
Future Equity Contribution Commitments (1)	2,030	67,033	1,086
Maximum Future Payments under Debt Guarantees (2)	N/A (3)	37,133	N/A (3)
Total	$68,342	$158,097	$38,322

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
(3)The joint venture’s debt is secured by the net assets of the respective joint venture without recourse to its partners.
Other Related Party Transactions
We have lease arrangements and provide various services to the EMEA 1 Joint Venture, Asia-Pacific 1 Joint Venture, EMEA 2 Joint Venture and Asia-Pacific 2 Joint Venture (the "Joint Ventures") through multiple agreements, including sales and marketing, development management, facilities management, and asset management. These transactions are generally considered to have been negotiated at arm's length. The following table presents the revenues and expenses from these arrangements with the Joint Ventures in our condensed consolidated statements of operations (in thousands):

		Three Months Ended March 31,
Related Party	Nature of Transaction	2022	2021
EMEA 1 Joint Venture	Revenues	$6,302	$7,189
EMEA 1 Joint Venture	Expenses (1)	4,328	4,541
Asia-Pacific 1 Joint Venture	Revenues	2,811	—
EMEA 2 Joint Venture	Revenues	4,107	—
Asia-Pacific 2 Joint Venture	Revenues	85	—

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
The following table presents the assets and liabilities from related party transactions with the Joint Ventures in our condensed consolidated balance sheets (in thousands):

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Related Party	Balance Sheet Line Item	March 31, 2022	December 31, 2021
EMEA 1 Joint Venture	Receivables	$36,099	$32,077
	Contract Assets (1)	54,132	54,503
	Finance Lease Right of Use Assets	113,081	118,817
	Other Liabilities and Payables	1,011	2,483
	Other Liabilities and Payables - construction obligation (2)	41,453	39,382
	Deferred Revenue	16,375	16,886
	Finance Lease Right of Use Liabilities	119,539	124,918
Asia-Pacific 1 Joint Venture	Receivables	2,124	2,124
	Payables	—	121
EMEA 2 Joint Venture	Receivables	18,676	26,953
	Contract Assets	1,753	1,492
	Payables	2,049	1,755
Asia-Pacific 2 Joint Venture	Receivables	6,950	—

(1)A portion of the EMEA 1 Joint Venture contract asset balance relates to commitments to complete a residual portion of the Paris 9 data center sold to the EMEA 1 Joint Venture, which is reimbursable in full upon completion.
(2)The balance primarily relates to the obligation to pay for future construction for certain sites sold as a part of the EMEA 1 Joint Venture transaction.
We received contingent consideration from the sales of xScale data centers to the EMEA 1 Joint Venture, which become receivable upon completion of certain performance milestones, primarily contingent on the local regulatory approvals for certain sites. The contingent consideration are considered derivatives and are remeasured at fair value each reporting period using inputs such as probabilities of payment, discount rates, foreign currency forward rates and projected payment dates. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements. As of March 31, 2022 and December 31, 2021, the total fair value of the remaining contingent consideration was $5.1 million and $5.3 million, respectively, which was included in other current assets on the condensed consolidated balance sheets. Changes in the fair value of the contingent consideration were recorded in gain (loss) on asset sales on the condensed consolidated statement of operations.
7.    Derivatives and Hedging Activities
Derivatives Designated as Hedging Instruments
Net Investment Hedges. We are exposed to the impact of foreign exchange rate fluctuations on the value of investments in our foreign subsidiaries whose functional currencies are other than the U.S. Dollar. In order to mitigate the impact of foreign currency exchange rates, we have entered into various foreign currency debt obligations, which are designated as hedges against our net investments in foreign subsidiaries. As of both March 31, 2022 and December 31, 2021, the total principal amounts of foreign currency debt obligations designated as net investment hedges was $1.5 billion.
We also use cross-currency interest rate swaps, which effectively convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt, to hedge the currency exposure associated with our net investment in our foreign subsidiaries. As of both March 31, 2022 and December 31, 2021, we had cross-currency interest rate swaps outstanding with notional amounts of $4.0 billion, with maturity dates ranging through 2026.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
From time to time, we use foreign currency forward contracts to hedge against the effect of foreign exchange rate fluctuations on our net investment in our foreign subsidiaries. As of March 31, 2022 and December 31, 2021, the total notional amount of foreign currency forward contracts designated as net investment hedges were $373.8 million and $375.7 million, respectively.
Certain of our customer agreements are deemed to have foreign currency forward contracts embedded in them that are priced in currencies different from the functional or local currencies of the parties involved. These embedded derivatives are separated from their host contracts and carried on our balance sheet at their fair value. The majority of these embedded derivatives arise as a result of our foreign subsidiaries pricing their customer contracts in U.S. Dollars. We use these forward contracts embedded within our customer agreements to hedge against the effect of foreign exchange rate fluctuations on our net investment in our foreign subsidiaries.
The effect of net investment hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended March 31,
		2022	2021
Foreign currency debt		$45,061	$68,740
Cross-currency interest rate swaps (included component) (1)		122,030	141,228
Cross-currency interest rate swaps (excluded component) (2)		(72,108)	(40,529)
Foreign currency forward contracts (included component) (1)		(2,949)	708
Foreign currency forward contracts (excluded component) (3)		(676)	28
Total		$91,358	$170,175

Amount of gain or (loss) recognized in earnings:
	Location of gain or (loss)	Three Months Ended March 31,
		2022	2021
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$12,578	$10,049
Foreign currency forward contracts (excluded component) (3)	Interest expense	(31)	164
Total		$12,547	$10,213

(1)Included component represents foreign exchange spot rates.
(2)Excluded component represents cross-currency basis spread and interest rates.
(3)Excluded component represents foreign currency forward points.
Cash Flow Hedges. We hedge our foreign currency transaction exposure for forecasted revenues and expenses in our EMEA region between the U.S. Dollar and the British Pound, Euro, Swedish Krona and Swiss Franc. The foreign currency forward and option contracts that we use to hedge this exposure are designated as cash flow hedges. As of March 31, 2022 and December 31, 2021, the total notional amounts of these foreign exchange contracts were $814.0 million and $831.2 million, respectively.
As of March 31, 2022, our foreign currency cash flow hedge instruments had maturity dates ranging from April 2022 to December 2023 and we had a net gain of $30.7 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses relating to these cash flow hedges as they mature in the next 12 months. As of December 31, 2021, our foreign currency cash flow hedge instruments had maturity dates ranging from January 2022 to December 2023 and we had a net gain of $13.3 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses relating to these cash flow hedges as they mature in the next 12 months.
We enter into intercompany hedging instruments ("intercompany derivatives") with our wholly-owned subsidiaries in order to hedge certain forecasted revenues and expenses denominated in currencies other than the

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
U.S. Dollar. Simultaneously, we enter into derivative contracts with unrelated third parties to externally hedge the net exposure created by such intercompany derivatives.
We hedge the interest rate exposure created by anticipated fixed rate debt issuances through the use of treasury locks and swap locks (collectively, interest rate locks), which are designated as cash flow hedges. As of March 31, 2022, we had no interest rate locks outstanding. As of December 31, 2021, the total notional amount of interest rate locks outstanding was $800.0 million. During the three months ended March 31, 2022, interest rate locks with a combined aggregate notional amount of $800.0 million were settled related to the issuance of senior notes during the year. When interest rate locks are settled, any gain or loss from the transactions is deferred and included as a component of other comprehensive income (loss) and is amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term of the interest rate locks. As of March 31, 2022 and December 31, 2021, we had a net gain of $1.4 million and a net loss of $3.9 million, respectively, recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months for interest rate locks.
The effect of cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended March 31,
		2022	2021
Foreign currency forward and option contracts (included component) (1)		$18,322	$31,374
Foreign currency option contracts (excluded component) (2)		—	196
Interest rate locks		50,442	5,801
Total		$68,764	$37,371

Amount of gain or (loss) reclassified from accumulated other comprehensive income to income:
		Three Months Ended March 31,
	Location of gain or (loss)	2022	2021
Foreign currency forward contracts	Revenues	$3,563	$(12,969)
Foreign currency forward contracts	Costs and operating expenses	(1,312)	7,204
Interest rate locks	Interest Expense	(1,076)	(805)
Total		$1,175	$(6,570)

Amount of gain or (loss) excluded from effectiveness testing included in income:
		Three Months Ended March 31,
	Location of gain or (loss)	2022	2021
Foreign currency option contracts (excluded component) (2)	Revenues	$—	$(181)
Total		$—	$(181)

(1)Included component represents foreign exchange spot rates.
(2)Excluded component represents option's time value.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. As described above, certain of our customer agreements are deemed to have foreign currency forward contracts embedded in them that are priced in currencies different from the functional or local currencies of the parties involved.
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
Foreign Currency Forward Contracts. We also use foreign currency forward contracts to manage the foreign exchange risk associated with certain foreign currency-denominated monetary assets and liabilities. As a result of foreign currency fluctuations, the U.S. Dollar equivalent values of our foreign currency-denominated monetary assets and liabilities change. Gains and losses on these contracts are included in other income (expense), on a net basis, along with the foreign currency gains and losses of the related foreign currency-denominated monetary assets and liabilities associated with these foreign currency forward contracts. As of March 31, 2022 and December 31, 2021, the total notional amounts of these foreign currency contracts were $2.7 billion and $3.3 billion, respectively.
The following table presents the effect of derivatives not designated as hedging instruments in our condensed consolidated statements of operations (in thousands):

Amount of gain or (loss) recognized in earnings:
		Three Months Ended March 31,
	Location of gain or (loss)	2022	2021
Embedded derivatives	Revenues	$(568)	$4,495
Economic hedge of embedded derivatives	Revenues	(983)	(4,213)
Foreign currency forward contracts	Other income (expense)	(1,470)	56,800
Total		$(3,021)	$57,082

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Fair Value of Derivative Instruments
The following table presents the fair value of derivative instruments recognized in our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Designated as hedging instruments:
Cash flow hedges
Foreign currency forward and option contracts	$34,888	$1,313	$22,866	$7,618
Interest rate locks	—	—	8,662	—
Net investment hedges
Cross-currency interest rate swaps	94,482	7,081	56,921	19,441
Foreign currency forward contracts	3,934	7,553	156	70
Total designated as hedging	133,304	15,947	88,605	27,129

Not designated as hedging instruments:
Embedded derivatives	—	—	3,247	652
Economic hedges of embedded derivatives	—	—	2,232	637
Foreign currency forward contracts	8,215	36,085	83,265	5,854
Total not designated as hedging	8,215	36,085	88,744	7,143
Total Derivatives	$141,519	$52,032	$177,349	$34,272

(1)As presented in our condensed consolidated balance sheets within other current assets and other assets.
(2)As presented in our condensed consolidated balance sheets within other current liabilities and other liabilities.
Offsetting Derivative Assets and Liabilities
We enter into master netting agreements with our counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default. For presentation on the condensed consolidated balance sheets, we do not offset fair value amounts recognized for derivative instruments or the accrued interest related to cross-currency interest rate swaps under master netting arrangements. The following table presents information related to these offsetting arrangements as of March 31, 2022 and December 31, 2021 (in thousands):

	Gross Amounts Offset in Consolidated Balance Sheet
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Net Amounts	Gross Amounts not Offset in the Balance Sheet	Net
March 31, 2022
Derivative assets	$173,208	$—	$173,208	$(47,621)	$125,587
Derivative liabilities	69,010	—	69,010	(47,621)	21,389

December 31, 2021
Derivative assets	$207,037	$—	$207,037	$(47,538)	$159,499
Derivative liabilities	49,326	—	49,326	(47,538)	1,788

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
Our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	As of March 31, 2022			As of December 31, 2021
	Fair Value	Fair Value Measurement Using		Fair Value	Fair Value Measurement Using
		Level 1	Level 2		Level 1	Level 2
Assets:
Money market and deposit accounts	$264,367	$264,367	$—	$585,681	$585,681	$—
Derivative instruments (1)	141,519	—	141,519	177,349	—	177,349
Total	$405,886	$264,367	$141,519	$763,030	$585,681	$177,349
Liabilities:
Derivative instruments (1)	$52,032	$—	$52,032	$34,272	$—	$34,272

(1)Amounts are included within other current assets, other assets, others current liabilities and other liabilities in the condensed consolidated balance sheets.
We did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.
Other than the contingent consideration related to the EMEA 1 Joint Venture as described in Note 6 above, we did not have any Level 3 financial assets or financial liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
9.    Leases
Significant Lease Transactions
The following table summarizes the significant lease transactions during the three months ended March 31, 2022 (in thousands):

			Renewal/Termination Options excluded		Net Incremental (1)
Lease	Quarter	Transaction		Lease Classification	ROU assets	ROU liabilities
Atlanta 1 ("AT1") data center lease extended & expansion (2)	Q1	Extended lease term by 12 years with additional three 10- year renewal options	Two 10-year renewal options	Finance Lease	$71,994	$72,549
				Operating Lease	(1,836)	(2,391)

(1) The net incremental amounts represent the adjustments to the right of use ("ROU") assets and liabilities recorded during the quarter that the transactions were entered.
(2) This lease had components previously classified as operating leases.
Lease Expenses
The components of lease expenses are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Finance lease cost
Amortization of ROU assets (1)	$40,123	$36,128
Interest on lease liabilities	28,887	30,193
Total finance lease cost	69,010	66,321

Operating lease cost	51,630	56,454
Variable lease cost	7,616	8,040
Total lease cost	$128,256	$130,815

(1) Amortization of ROU assets is included with depreciation expense, and is recorded within cost of revenues, sales and marketing and general and administrative expenses in the condensed consolidated statements of operations.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Other Information
Other information related to leases is as follows (in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$28,297	$28,399
Operating cash flows from operating leases	47,970	52,092
Financing cash flows from finance leases	40,773	32,584

ROU assets obtained in exchange for lease obligations: (1)
Finance leases	$26,339	$186,981
Operating leases	7,400	(1,948)

	As of March 31, 2022	As of December 31, 2021
Weighted-average remaining lease term - finance leases (2)	14 years	14 years
Weighted-average remaining lease term - operating leases (2)	12 years	12 years
Weighted-average discount rate - finance leases	6%	7%
Weighted-average discount rate - operating leases	4%	4%
Finance lease ROU assets (3)	$1,893,388	$1,875,696

(1) Represents all non-cash changes in ROU assets.
(2) Includes lease renewal options that are reasonably certain to be exercised.
(3) As of March 31, 2022 and December 31, 2021, we recorded accumulated amortization of finance lease ROU assets of $755.9 million and $726.4 million, respectively. Finance lease assets are recorded within property, plant and equipment, net on the condensed consolidated balance sheets.
Maturities of Lease Liabilities
Maturities of lease liabilities as of March 31, 2022 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2022 (9 months remaining)	$135,547	$188,375	$323,922
2023	179,941	240,325	420,266
2024	165,358	241,070	406,428
2025	155,133	238,414	393,547
2026	144,660	228,629	373,289
Thereafter	826,122	2,079,500	2,905,622
Total lease payments	1,606,761	3,216,313	4,823,074
Plus amount representing residual property value	—	—	—
Less imputed interest	(400,444)	(1,040,674)	(1,441,118)
Total	$1,206,317	$2,175,639	$3,381,956
We entered into agreements with various landlords primarily to lease data center spaces and ground leases which have not yet commenced as of March 31, 2022. These leases will commence between year 2022 and 2024, with lease terms of 5 to 27 years and total lease commitments of approximately $888.0 million.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
10.    Debt Facilities
Mortgage and Loans Payable
As of March 31, 2022 and December 31, 2021, our mortgage and loans payable consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Term loans	$656,750	$549,697
Mortgage payable and loans payable	66,280	68,691
	723,030	618,388
Less amount representing unamortized debt discount and debt issuance cost	(1,078)	(354)
Add amount representing unamortized mortgage premium	1,564	1,630
	723,516	619,664
Less current portion	(31,993)	(33,087)
Total	$691,523	$586,577
Senior Credit Facility and Refinancing
In 2017, we entered into a credit agreement ("2017 Credit Agreement") with a group of lenders for a $3.0 billion credit facility ("2017 Credit Facilities"), comprised of a $2.0 billion senior unsecured multicurrency revolving credit facility ("2017 Revolving Facility") and an approximately $1.0 billion senior unsecured multicurrency term loan facility (the "2017 Term Loan Facility"). The credit agreement was subsequently amended to provide an additional senior unsecured term loan in Japanese Yen for approximately $424.7 million at the exchange rate effective on the transaction date.
On May 17, 2021, we repaid our outstanding term loans in Swedish Krona and Japanese Yen under the 2017 Term Loan Facility for $285.4 million and $374.5 million in U.S. Dollars, respectively, at the exchange rates in effect on May 17, 2021 using a portion of the cash proceeds from the 2026 Notes, 2028 Notes, 2031 Notes, and 2052 Notes issuances as described below.
On January 7, 2022, we entered into a credit agreement (the "2022 Credit Agreement") with a group of lenders for a senior unsecured credit facility, comprised of a $4.0 billion senior unsecured multicurrency revolving credit facility (the "2022 Revolving Facility") and a £500.0 million senior unsecured term loan facility (the "2022 Term Loan Facility" and, together with the 2022 Revolving Facility, collectively, the "2022 Credit Facilities"). The total debt issuance costs for the 2022 Revolving Facility and 2022 Term Loan Facility are $6.5 million and $0.8 million, respectively. We borrowed the full £500.0 million available under the 2022 Term Loan Facility, or approximately $676.9 million at the exchange rates in effect on that date. On that same day, using a portion of the proceeds from the 2022 Term Loan Facility, we prepaid in full all of the $549.6 million of indebtedness outstanding under the 2017 Term Loan Facility, at the exchange rates in effect on January 7, 2022 and terminated the 2017 Credit Agreement. In connection with the repayment and termination, we incurred an insignificant amount of loss on debt extinguishment. The remaining unamortized debt issuance costs of the 2017 Credit Facilities will continue to be amortized over the contract terms of the 2022 Credit Facilities.
The 2022 Credit Facilities have a maturity date of January 7, 2027. We may borrow, repay and reborrow amounts under the 2022 Revolving Facility until the Maturity Date, at which time all amounts outstanding under the 2022 Revolving Facility must be repaid in full. The term loan made under the 2022 Term Loan Facility has no scheduled principal amortization and must be repaid in full on the maturity date. The 2022 Revolving Credit Facility provides for extensions of credit in U.S. Dollars as well as certain other foreign currencies. Borrowings under the 2022 Revolving Facility bear interest at a rate based on the daily Secured Overnight Financing Rate ("SOFR"), term SOFR, an alternative currency daily rate, or an alternative currency term rate plus a spread adjustment, plus a margin that can vary from 0.555% to 1.200%. Borrowings under the 2022 Term Loan Facility bear interest at a rate based on the daily Sterling Overnight Index Average ("SONIA"), plus a spread adjustment, plus a margin that can vary from 0.625% to 1.450%. We are also required to pay a quarterly letter of credit fee on the face amount of each letter of credit, which fee is based on the same margin that applies from time to time to SOFR-indexed borrowings

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
under the revolving credit line. The margin is dependent on either our consolidated net leverage ratio or our credit ratings. We are also required to pay a quarterly facility fee ranging from 0.07% to 0.25% per annum. The 2022 Credit Agreement contains customary covenants, including financial ratio covenants that are required to be maintained as of each quarter end.
As of March 31, 2022 and December 31, 2021, the total amounts outstanding under the 2022 Term Loan Facility and 2017 Term Loan Facility, net of debt issuance costs, were $655.7 million and $549.3 million, respectively. This outstanding amount of $655.7 million as of March 31, 2022 was recorded as non-current liabilities as we do not expect to settle the liabilities within the year.
As of March 31, 2022, we had 40 irrevocable letters of credit totaling $92.0 million issued and outstanding under the 2022 Revolving Facility, with approximately $3.9 billion remaining available to borrow under the 2022 Revolving Facility.
Senior Notes
As of March 31, 2022 and December 31, 2021, our senior notes consisted of the following (in thousands):

	March 31, 2022		December 31, 2021
	Amount	Effective Rate	Amount	Effective Rate
2.625% Senior Notes due 2024	$1,000,000	2.79%	$1,000,000	2.79%
1.250% Senior Notes due 2025	500,000	1.46%	500,000	1.46%
1.000% Senior Notes Due 2025	700,000	1.18%	700,000	1.18%
2.900% Senior Notes due 2026	600,000	3.04%	600,000	3.04%
1.450% Senior Notes due 2026	700,000	1.64%	700,000	1.64%
0.250% Euro Senior Notes due 2027	553,450	0.45%	569,150	0.45%
1.800% Senior Notes due 2027	500,000	1.96%	500,000	1.96%
1.550% Senior Notes due 2028	650,000	1.67%	650,000	1.67%
2.000% Senior Notes due 2028	400,000	2.21%	400,000	2.21%
3.200% Senior Notes due 2029	1,200,000	3.30%	1,200,000	3.30%
2.150% Senior Notes due 2030	1,100,000	2.27%	1,100,000	2.27%
2.500% Senior Notes due 2031	1,000,000	2.65%	1,000,000	2.65%
1.000% Euro Senior Notes due 2033	664,140	1.18%	682,980	1.18%
3.000% Senior Notes due 2050	500,000	3.09%	500,000	3.09%
2.950% Senior Notes due 2051	500,000	3.00%	500,000	3.00%
3.400% Senior Notes due 2052	500,000	3.50%	500,000	3.50%
	11,067,590		11,102,130
Less amount representing unamortized debt issuance cost	(113,758)		(117,986)
	10,953,832		10,984,144
Less current portion	—		—
Total	$10,953,832		$10,984,144

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
Maturities of Debt Instruments
The following table sets forth maturities of our debt, including mortgage and loans payable, and senior notes, gross of debt issuance costs, debt discounts and debt premiums, as of March 31, 2022 (in thousands):

Years ending:
2022 (9 months remaining)	$30,403
2023	6,595
2024	1,006,193
2025	1,204,698
2026	1,304,832
Thereafter	8,239,463
Total	$11,792,184

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Fair Value of Debt Instruments
The following table sets forth the estimated fair values of our mortgage and loans payable and senior notes, including current maturities, as of (in thousands):

	March 31, 2022	December 31, 2021
Mortgage and loans payable	$761,651	$621,051
Senior notes	10,051,629	11,049,834
The fair values of the mortgage and loans payable, which are not publicly traded, were estimated by considering our credit rating, current rates available to us for debt of the same remaining maturities and terms of the debt (Level 2). The fair value of the senior notes, which are traded in the public debt market, was based on quoted market prices (Level 1).
Interest Charges
The following table sets forth total interest costs incurred, and total interest costs capitalized for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest expense	$79,965	$89,681
Interest capitalized	4,420	6,108
Interest charges incurred	$84,385	$95,789
Total interest paid in cash, net of capitalized interest, during the three months ended March 31, 2022 and 2021 was $99.6 million and $94.9 million, respectively.
11. Commitments and Contingencies
Purchase and Other Commitments
As a result of our various IBX data center expansion projects, as of March 31, 2022, we were contractually committed for approximately $1.1 billion of unaccrued capital expenditures, primarily for IBX infrastructure equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to our customers for installation. We also had numerous other, non-capital purchase commitments in place as of March 31, 2022, such as commitments to purchase power in select locations through the remainder of 2022 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2022 and thereafter. Such other miscellaneous purchase commitments totaled approximately $1.4 billion as of March 31, 2022. For further information on equity contribution commitments and lease commitments, see Note 6 and Note 9, respectively, above.
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
Indemnification and Guarantor Arrangements
As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that could limit our exposure and enable us to recover a portion of any future amounts paid. As a result of our insurance policy that could limit our exposure and enable us to recover some or all of amounts paid, our estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of March 31, 2022.
We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our offerings. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, our estimated fair value of these agreements is minimal. We have no liabilities recorded for these agreements as of March 31, 2022.
We enter into arrangements with our business partners, whereby the business partner agrees to provide services as a subcontractor for our installations. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that could enable us to recover a portion of any amounts paid. We have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of March 31, 2022.
We have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage in our IBX data centers, whether or not within our control, could result in service level commitments to these customers. Our liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results. We generally have the ability to determine such service level credits prior to the associated revenue being recognized. We do not have significant liabilities in connection with service level credits as of March 31, 2022.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Concurrent with the closing of the EMEA 2 Joint Venture, the EMEA 2 Joint Venture entered into credit facility agreements with a group of lenders under which it could borrow up to approximately $1.4 billion in total at the exchange rate in effect on March 31, 2022, with such facilities maturing in 2025 and 2026. In connection with our 20% equity investment in the EMEA 2 Joint Venture, we provided the lenders with guarantees covering 20% of all payments of principal and interest due and payable by the EMEA 2 Joint Venture under these credit facilities, up to a limit of $302.2 million in total at the exchange rate in effect on March 31, 2022. As of March 31, 2022, the maximum potential amount of our future payments under these guarantees was approximately $37.1 million, at the exchange rates in effect on that date. Our estimated fair value of these guarantees is minimal as the likelihood of making a payout under the guarantees is low.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
12.    Stockholders' Equity
Stockholders' Equity Rollforward
The following tables provide a rollforward of our stockholders' equity for the three months ended March 31, 2022 and 2021 (in thousands, except share and per share data):

							AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	90,872,826	$91	(301,420)	$(112,208)	$15,984,597	$(6,165,140)	$(1,085,751)	$2,260,493	$10,882,082	$(318)	$10,881,764
Net income	—	—	—	—	—	—	—	147,453	147,453	240	147,693
Other comprehensive loss	—	—	—	—	—	—	32,837	—	32,837	3	32,840
Issuance of common stock and release of treasury stock for employee equity awards	430,973	—	11,445	4,259	39,617	—	—	—	43,876	—	43,876
Dividend distribution on common stock, $3.10 per share	—	—	—	—	—	(282,031)	—	—	(282,031)	—	(282,031)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(497)	—	—	(497)	—	(497)
Accrued dividends on unvested equity awards	—	—	—	—	—	(2,045)	—	—	(2,045)	—	(2,045)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	121,210	—	—	—	121,210	—	121,210
Balance as of March 31, 2022	91,303,799	$91	(289,975)	$(107,949)	$16,145,424	$(6,449,713)	$(1,052,914)	$2,407,946	$10,942,885	$(75)	$10,942,810

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

					Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling interests	Total Stockholders' Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	89,462,304	$89	(328,052)	$(122,118)	$15,028,357	$(5,119,274)	$(913,368)	$1,760,302	$10,633,988	$130	$10,634,118
Net income (loss)	—	—	—	—	—	—	—	156,362	156,362	(288)	156,074
Other comprehensive loss	—	—	—	—	—	—	(95,480)	—	(95,480)	(1)	(95,481)
Issuance of common stock and release of treasury stock for employee equity awards	428,618	1	11,640	4,332	35,701	—	—	—	40,034	—	40,034
Dividend distribution on common stock, $2.87 per share	—	—	—	—	—	(256,321)	—	—	(256,321)	—	(256,321)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(437)	—	—	(437)	—	(437)
Accrued dividends on unvested equity awards	—	—	—	—	—	(3,661)	—	—	(3,661)	—	(3,661)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	102,349	—	—	—	102,349	—	102,349
Balance as of March 31, 2021	89,890,922	$90	(316,412)	$(117,786)	$15,166,407	$(5,379,693)	$(1,008,848)	$1,916,664	$10,576,834	$(159)	$10,576,675

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by components are as follows (in thousands):

	Balance as of December 31, 2021	Net Change	Balance as of March 31, 2022
Foreign currency translation adjustment ("CTA") loss	$(1,068,399)	$(122,537)	$(1,190,936)
Unrealized gain (loss) on cash flow hedges (1)	(6,590)	64,037	57,447
Net investment hedge CTA gain (loss) (1)	(9,952)	91,358	81,406
Net actuarial loss on defined benefit plans (2)	(810)	(21)	(831)
Accumulated other comprehensive gain (loss) attributable to Equinix	$(1,085,751)	$32,837	$(1,052,914)

(1)Refer to Note 7 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income.
(2)We have two defined benefit pension plans covering all employees in two countries where such plan is mandated by law.
Changes in foreign currencies can have a significant impact to our condensed consolidated balance sheets (as evidenced above in our foreign currency translation loss), as well as our condensed consolidated results of operations, as amounts in foreign currencies are generally translated into more U.S. Dollars when the U.S. Dollar weakens or fewer U.S. Dollars when the U.S. Dollar strengthens. As of March 31, 2022, the U.S. Dollar was generally stronger relative to certain of the currencies of the foreign countries in which we operate as compared to December 31, 2021. Because of this, the U.S. Dollar had an overall unfavorable impact on our condensed consolidated financial position because the foreign denominations translated into fewer U.S. Dollars as evidenced by an increase in foreign currency translation loss for the three months ended March 31, 2022 as reflected in the condensed consolidated statements of comprehensive income (loss). The volatility of the U.S. Dollar as compared to the other currencies in which we operate could have a significant impact on our condensed consolidated financial position and results of operations including the amount of revenue that we report in future periods.
Common Stock
In October 2020, we established an ATM program, under which we may, from time to time, offer and sell our common stock to or through sales agents in "at the market" transactions (the "2020 ATM Program").
In February 2022, we entered into a forward sale amendment to the 2020 ATM Program, under which we may, from time to time, offer and sell shares under the equity distribution agreement pursuant to forward sale transactions (the "Equity Forward Amendment"). Under the 2020 ATM Program and Equity Forward Amendment we may, from time to time, offer and sell our common stock to or through sales agents at amounts up to an aggregate amount of $1.5 billion. The forward sale agreements provide three settlement alternatives: physical settlement, cash settlement or net share settlement. In accordance with ASC 815, the forward sale agreements are classified as equity for balance sheet purposes. In March 2022, we executed two forward sale agreements to sell shares of our common stock with maturity dates in March 2023. The aggregate proceeds for the two forward sale agreements to be received upon settlement is not significant.
For the three months ended March 31, 2022 and 2021, we did not sell any shares under the 2020 ATM Program. As of March 31, 2022, we had $1.0 billion of common stock remaining available for sale under the 2020 ATM Program.
Stock-Based Compensation
For the three months ended March 31, 2022, the Compensation Committee and/or the Stock Award Committee of our Board of Directors, as the case may be, granted an aggregate of 750,583 restricted stock units ("RSUs") to certain employees, including executive officers. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $665.53 per share and a weighted-average requisite service period of 3.50 years. The valuation of RSUs with only a service condition or a service and performance condition require no

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
significant assumptions as the fair value for these types of equity awards is based solely on the fair value of our stock price on the date of grant. We use revenues, adjusted funds from operations ("AFFO") per share and digital services revenues as the performance measurements in the RSUs with both service and performance conditions that were granted in the three months ended March 31, 2022.
We use a Monte Carlo simulation option-pricing model to determine the fair value of RSUs with a service and market condition. We used total shareholder return ("TSR") as the performance measurement in the RSUs with a service and market condition that were granted in the three months ended March 31, 2022. There were no significant changes in the assumptions used to determine the fair value of RSUs with a service and market condition that were granted in 2022 compared to the prior year.
The following table presents, by operating expense category, our stock-based compensation expense recognized in our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$10,443	$8,467
Sales and marketing	20,184	17,703
General and administrative	59,325	52,180
Total	$89,952	$78,350
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following tables present revenue information disaggregated by product lines and geographic areas, (in thousands):

	Three Months Ended March 31, 2022
	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$522,171	$414,569	$282,615	$1,219,355
Interconnection	181,103	68,140	59,987	309,230
Managed infrastructure	49,222	30,990	20,642	100,854
Other (1)	5,134	6,414	1,337	12,885
Recurring revenues	757,630	520,113	364,581	1,642,324
Non-recurring revenues	42,791	30,367	18,965	92,123
Total	$800,421	$550,480	$383,546	$1,734,447

(1) Includes some leasing and hedging activities.

	Three Months Ended March 31, 2021
	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$487,459	$388,275	$254,558	$1,130,292
Interconnection	164,887	61,650	53,182	279,719
Managed infrastructure	38,485	32,111	22,749	93,345
Other (1)	2,038	5,046	493	7,577
Recurring revenues	692,869	487,082	330,982	1,510,933
Non-recurring revenues	33,071	31,635	20,425	85,131
Total	$725,940	$518,717	$351,407	$1,596,064

(1) Includes some leasing and hedging activities.

No single customer accounted for 10% or greater of our accounts receivable or revenues for the three months ended March 31, 2022 and 2021. There is no country outside of the U.S. from which we derived revenues that exceeded 10% of our total revenues for the three months ended March 31, 2022 and 2021.
We define adjusted EBITDA as income from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain or loss on asset sales as presented below (in thousands):

	Three Months Ended March 31,
	2022	2021
Adjusted EBITDA:
Americas	$356,555	$344,492
EMEA	260,345	243,563
Asia-Pacific	182,812	185,177
Total adjusted EBITDA	799,712	773,232
Depreciation, amortization and accretion expense	(436,386)	(394,318)
Stock-based compensation expense	(89,952)	(78,350)
Transaction costs	(4,240)	(1,182)
Loss on asset sales	(1,818)	(1,720)
Income from operations	$267,316	$297,662
 We also provide the following additional segment disclosures (in thousands):

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Depreciation and amortization:
Americas	$229,709	$203,433
EMEA	115,054	110,779
Asia-Pacific	90,577	80,805
Total	$435,340	$395,017
Capital expenditures:
Americas	$185,046	$205,174
EMEA	162,503	235,416
Asia-Pacific	64,969	123,008
Total	$412,518	$563,598
Our long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, located in the following geographic areas as of (in thousands):

	March 31, 2022	December 31, 2021
Americas	$6,892,787	$6,777,174
EMEA	5,106,472	5,125,341
Asia-Pacific	3,513,732	3,543,260
Total property, plant and equipment, net	$15,512,991	$15,445,775

Americas	$286,499	$297,300
EMEA	455,048	470,330
Asia-Pacific	492,710	514,788
Total operating lease right-of-use assets	$1,234,257	$1,282,418
14.    Subsequent Events
Declaration of dividends
On April 27, 2022, we declared a quarterly cash dividend of $3.10 per share, which is payable on June 15, 2022 to our common stockholders of record as of the close of business on May 18, 2022.
Asia-Pacific 3 Joint Venture Close
On April 6, 2022, we entered into a joint venture in the form of a limited liability partnership with GIC to develop and operate two xScale data centers in Seoul, Korea (the "Asia-Pacific 3 Joint Venture"). Upon closing, we contributed $17.0 million in exchange for a 20% partnership interest in the Asia-Pacific 3 Joint Venture.
Completion of the MainOne Acquisition
On April 1, 2022, we completed the acquisition of MainOne, a leading West African data center and connectivity solutions provider headquartered in Nigeria with presence in Ghana and Cote D'lvoire, for a purchase price of approximately $320.0 million. Refer to Note 4 for a discussion of this acquisition.
3.900% Senior Notes due 2032
On April 5, 2022, we issued $1.2 billion aggregate principal amount of 3.900% Senior Notes due 2032 (the "2032 Notes"). Interest on the 2032 Notes is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 2022. Debt issuance costs and debt discounts related to the 2032 Notes was $16.4 million.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Acquisition of a data center in Peru under the Entel Peru Acquisition
On April 27, 2022, we signed an agreement with Entel to acquire a data center in Peru for a purchase price of PEN270.8 million, or approximately $70.7 million at the exchange rate in effect on that date. The acquisition of the data center in Peru is pending the achievement of certain closing conditions, for which the timing is uncertain. Refer to Note 4 for a discussion of this acquisition.

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
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Contractual Obligations and Off-Balance-Sheet Arrangements
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
Overview
We provide a global, vendor-neutral data center, interconnection and edge services platform with offerings that aim to enable our customers to reach everywhere, interconnect everyone and integrate everything. Global enterprises, service providers and business ecosystems of industry partners rely on our IBX data centers and expertise around the world for the safe housing of their critical IT equipment and to protect and connect the world's most valued information assets. They also look to Platform Equinix® for the ability to directly and securely interconnect to the networks, clouds and content that enable today's information-driven global digital economy. Our recent IBX data center openings and acquisitions, as well as xScaleTM data center investments, have expanded our total global footprint to 244 IBXs, including eight xScale data centers and the MC1 data center that are held in unconsolidated joint ventures, across 69 markets around the world. Metrics also include four data centers which were acquired in April 2022 through the MainOne Acquisition. We offer the following solutions:

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
Historically, our market was served by large telecommunications carriers who bundled their products and services with their colocation offerings. The data center market landscape has evolved to include private and vendor-neutral multi-tenant data center ("MTDC") providers, hyperscale cloud providers, managed infrastructure and application hosting providers, and systems integrators. It is estimated that Equinix is one of more than 2,200 companies that provide MTDC offerings around the world. Each of these data center solutions providers can bundle various colocation, interconnection and network offerings and outsourced IT infrastructure solutions. We are able to offer our customers a global platform that reaches 30 countries with the industry’s largest and most active ecosystem of partners in our sites, proven operational reliability, improved application performance and a highly scalable set of offerings.
The cabinet utilization rate represents the percentage of cabinet space billed versus total cabinet capacity, which is used to measure how efficiently we are managing our cabinet capacity. Our cabinet utilization rate varies from market to market among our IBX data centers across our Americas, EMEA and Asia-Pacific regions. Our cabinet utilization rates were approximately 80% and 78% as of March 31, 2022 and 2021, respectively. Excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our cabinet utilization rate would have increased to approximately 81% as of March 31, 2022. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, results of operations and cash flows.
To serve the needs of the growing hyperscale data center market, including the world's largest cloud service providers, we have entered into joint ventures to develop and operate xScale data centers. In the past two years, we closed multiple joint ventures in the form of limited liability partnerships with GIC Private Limited, Singapore's sovereign wealth fund ("GIC") and an additional joint venture in the form of a limited liability partnership with PGIM Real Estate, ("PGIM").

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
Revenue:
Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length and thereafter, automatically renew in one-year increments. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during the past three years, more than 80% of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. Our largest customer accounted for approximately 3% of our recurring revenues for both the three months ended March 31, 2022 and 2021. Our 50 largest customers accounted for approximately 38% and 39% of our recurring revenues for the three months ended March 31, 2022 and 2021, respectively.
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
Taxation as a REIT
We elected to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with our 2015 taxable year. As of March 31, 2022, our REIT structure included all of our data center operations in the U.S., Canada (with the exception of one data center in Montreal), Mexico, Japan, Singapore and the majority of our data centers in EMEA. Our data center operations in other jurisdictions are operated as taxable REIT subsidiaries ("TRSs"). We included our share of the assets in the EMEA and Asia-Pacific Joint Ventures in our REIT structure.
As a REIT, we generally are permitted to deduct from our U.S. federal taxable income the dividends we pay to our stockholders. The income represented by such dividends is not subject to U.S. federal income taxes at the entity level but is taxed, if at all, at the stockholder level. Nevertheless, the income of our TRSs which hold our U.S. operations that may not be REIT compliant is subject to U.S. federal and state corporate income taxes, as applicable. Likewise, our foreign subsidiaries continue to be subject to local income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRSs or through qualified REIT subsidiaries ("QRSs"). We are also subject to a separate U.S. federal corporate income tax on any gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as an asset held by us or a QRS following the liquidation or other conversion of a former TRS). This built-in-gains tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset. In addition, should we recognize any gain from "prohibited transactions," we will be subject to tax on this gain at a 100% rate. "Prohibited transactions," for this purpose, are defined as dispositions, at a gain, of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors. If we fail to remain qualified for U.S. federal income taxation as a REIT, we will be subject to U.S. federal income taxes at regular corporate income tax rates. Even if we remain qualified for U.S. federal income taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRSs' operations. In particular, while state income tax regimes often parallel the U.S. federal income tax regime for REITs, many states do not completely follow federal rules, and some may not follow them at all.
We continue to monitor our REIT compliance in order to maintain our qualification for U.S. federal income taxation as a REIT. For this and other reasons, as necessary, we may convert some of our data center operations in other countries into the REIT structure in future periods.

On March 23, 2022 we paid a quarterly cash dividend of $3.10 per share. On April 27, 2022, we declared a quarterly cash dividend of $3.10 per share, payable on June 15, 2022, to our common stockholders of record as of the close of business on May 18, 2022. We expect the amount of all of our 2022 quarterly distributions and other applicable distributions to equal or exceed our REIT taxable income to be recognized in 2022.
The Impact of the Ongoing COVID-19 Pandemic on Our Results and Operations
We have continued to closely monitor the impact of the COVID-19 pandemic on our people and business. As of the time of this filing, our offices are open to employees on a voluntary basis in accordance with guidelines provided by government agencies. While non-essential business travel remains limited, we have resumed many in-person events as local travel restrictions allow.
For additional details regarding the impacts and risks to our results of operations from the ongoing COVID-19 pandemic, refer to “Results of Operations” section below and Part II, Item 1A. Risk Factors included elsewhere in this Quarterly Report on Form 10-Q. Please also refer to “The Impact of the Ongoing COVID-19 Pandemic on Our Results and Operations” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K as filed on February 18, 2022.
2022 Highlights:
•In February, we entered into an Equity Forward amendment to the 2020 ATM Program, under which we may, from time to time, offer and sell shares under the Equity Distribution Agreement pursuant to forward sale transactions. In March, we entered into two forward sale agreements with maturity dates in March 2023. See Note 12 within the Condensed Consolidated Financial Statements.
•In March, we entered into an agreement to acquire four data centers in Chile from Empresa Nacional De Telecomunicaciones S.A. ("Entel"), a leading Chilean telecommunications provider, for a purchase price of UF16.7 million, or approximately $664.0 million at the exchange rate in effect on March 18, 2022. See Note 4 within the Condensed Consolidated Financial Statements.
•In March, we entered into a joint venture in the form of a limited liability partnership with PGIM to develop and operate additional xScale data centers in Asia-Pacific (the "Asia-Pacific 2 Joint Venture"). See Note 6 within the Condensed Consolidated Financial Statements.
•In March, we entered into an agreement to sell the Mexico 3 ("MX3") data center site in connection with the formation of a new joint venture with GIC, to develop and operate xScale data centers in the Americas (the "AMER 1 Joint Venture"). See Note 5 within the Condensed Consolidated Financial Statements.
•In April, we completed the acquisition of MainOne Cable Company Ltd. ("MainOne"), consisting of four data centers as well as a subsea cable and terrestrial fiber network. We acquired MainOne and its assets in an all-cash transaction for a purchase price of approximately $320.0 million. See Note 4 within the Condensed Consolidated Financial Statements.
•In April, we issued $1.2 billion aggregate principal amount of 3.900% Senior Notes due 2032 (the "2032 Notes"). See Note 14 within the Condensed Consolidated Financial Statements.
•In April, we closed on a joint venture in the form of a limited liability partnership with GIC, to develop and operate two xScale data centers in Seoul, Korea (the "Asia-Pacific 3 Joint Venture"). Upon closing, we contributed $17.0 million in exchange for a 20% partnership interest in the joint venture. See Note 14 within the Condensed Consolidated Financial Statements.
•In April, we signed an agreement with Entel to acquire a data center in Peru for a purchase price of PEN270.8 million, or approximately $70.7 million at the exchange rate in effect on April 27, 2022. The acquisition of the data center in Peru is pending the achievement of certain closing conditions, for which the timing is uncertain. Refer to Note 4 for a discussion of this acquisition.
Results of Operations
Our results of operations for the three months ended March 31, 2022 include the results of operations from two data centers acquired from GPX India from September 1, 2021.

In order to provide a framework for assessing our performance excluding the impact of foreign currency fluctuations, we supplement the year-over-year actual change in results of operations with comparative changes on a constant currency basis. Presenting constant currency results of operations is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for further discussion.
Three Months Ended March 31, 2022 and 2021
Revenues. Our revenues for the three months ended March 31, 2022 and 2021 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three Months Ended March 31,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas:
Recurring revenues	$757,630	44%	$692,869	43%	$64,761	9%	9%
Non-recurring revenues	42,791	2%	33,071	2%	9,720	29%	29%
	800,421	46%	725,940	45%	74,481	10%	10%
EMEA:
Recurring revenues	520,113	30%	487,082	31%	33,031	7%	9%
Non-recurring revenues	30,367	2%	31,635	2%	(1,268)	(4)%	2%
	550,480	32%	518,717	33%	31,763	6%	9%
Asia-Pacific:
Recurring revenues	364,581	21%	330,982	21%	33,599	10%	15%
Non-recurring revenues	18,965	1%	20,425	1%	(1,460)	(7)%	(2)%
	383,546	22%	351,407	22%	32,139	9%	14%
Total:
Recurring revenues	1,642,324	95%	1,510,933	95%	131,391	9%	10%
Non-recurring revenues	92,123	5%	85,131	5%	6,992	8%	12%
	$1,734,447	100%	$1,596,064	100%	$138,383	9%	10%

Revenues
(dollars in thousands)
Americas Revenues. During the three months ended March 31, 2022, Americas revenue increased by $74.5 million or 10% (and also 10% on a constant currency basis). Growth in Americas revenues was primarily due to:
•$16.3 million of incremental revenues generated from our IBX data center expansions;
•a $9.7 million increase in non-recurring revenues, primarily due to increases in Equinix Infrastructure Service ("EIS") product sales; and
•an increase in orders from both our existing customers and new customers during the period.
EMEA Revenues. During the three months ended March 31, 2022, EMEA revenue increased by $31.8 million or 6% (9% on a constant currency basis). Growth in EMEA revenues was primarily due to:
•net increase of $16.7 million of realized cash flow hedge gains from foreign currency forward contracts; and
•incremental revenues generated from our IBX data center expansions and support provided to our joint ventures.
Asia-Pacific Revenues. During the three months ended March 31, 2022, Asia-Pacific revenue increased by $32.1 million or 9% (14% on a constant currency basis). Growth in Asia-Pacific revenue was primarily due to:
•approximately $15.4 million of incremental revenues generated from our IBX data center expansions;
•$5.2 million of incremental revenues from the GPX India Acquisition; and
•incremental revenues from support provided to our joint ventures.
Cost of Revenues. Our cost of revenues for the three months ended March 31, 2022 and 2021 by geographic regions was as follows (dollars in thousands):

	Three Months Ended March 31,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas	$380,520	42%	$319,942	39%	$60,578	19%	19%
EMEA	306,341	33%	297,093	37%	9,248	3%	7%
Asia-Pacific	229,014	25%	194,182	24%	34,832	18%	23%
Total	$915,875	100%	$811,217	100%	$104,658	13%	15%

Cost of Revenues
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the three months ended March 31, 2022, Americas cost of revenues increased by $60.6 million or 19% (and also 19% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:
•$33.0 million of higher utilities costs, primarily driven by the gains from wind farm settlements in Texas and Oklahoma that were received in the first quarter of 2021 during a period of unexpected weather conditions, increases in prices, higher utility usage and IBX data center expansions;
•$11.4 million of higher depreciation expenses driven by IBX data center expansions;
•$7.1 million of higher costs related to increased EIS product revenues; and
•$5.9 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
EMEA Cost of Revenues. During the three months ended March 31, 2022, EMEA cost of revenues increased by $9.2 million or 3% (7% on a constant currency basis). The increase in our EMEA cost of revenues was primarily due to:
•$6.4 million net increase of realized cash flow hedge losses from foreign currency forward contracts;
•$6.3 million of higher depreciation expenses driven by IBX data center expansions; and
•$5.8 million of higher utilities costs driven by increased utility usage to support IBX data center expansions and utility price increases, primarily in France and the United Kingdom ("UK").
This increase was partially offset by $4.6 million of lower other cost of revenue, primarily due to reduced equipment sales in France, and lower repairs and maintenance and rent and facility costs.
Asia-Pacific Cost of Revenues. During the three months ended March 31, 2022, Asia-Pacific cost of revenues increased by $34.8 million or 18% (23% on a constant currency basis). The increase in our Asia-Pacific cost of revenues was primarily due to:
•$32.8 million of higher utilities costs, primarily driven by increases in prices and higher utility usage in Singapore; and
•$8.2 million of higher depreciation expense, primarily from IBX data center expansions in Japan and Hong Kong.
This increase was partially offset by $10.2 million of lower other cost of revenue, primarily due to decreased customer installations.
We expect cost of revenues to increase across all three regions in line with the growth of our business, including from the impact of acquisitions.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended March 31, 2022 and 2021 by geographic regions were as follows (dollars in thousands):

	Three Months Ended March 31,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas	$122,231	64%	$116,279	64%	$5,952	5%	5%
EMEA	44,898	23%	42,423	23%	2,475	6%	9%
Asia-Pacific	25,382	13%	24,125	13%	1,257	5%	10%
Total	$192,511	100%	$182,827	100%	$9,684	5%	7%
Sales and Marketing Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. During the three months ended March 31, 2022, Americas sales and marketing expenses increased by $6.0 million or 5% (and also 5% on a constant currency basis). The increase was primarily due to $6.2 million higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to additional compensation expenses incurred related to headcount growth.
EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expense did not materially change during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expense did not materially change during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
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
General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2022 and 2021 by geographic regions were as follows (dollars in thousands):

	Three Months Ended March 31,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas	$235,118	67%	$206,195	68%	$28,923	14%	14%
EMEA	69,874	20%	58,981	20%	10,893	18%	21%
Asia-Pacific	47,695	13%	36,280	12%	11,415	31%	36%
Total	$352,687	100%	$301,456	100%	$51,231	17%	18%

 General and Administrative Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the three months ended March 31, 2022, Americas general and administrative expenses increased by $28.9 million or 14% (and also 14% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily due to:
•$19.1 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to additional compensation expenses incurred related to headcount growth, including the conversion of contingent workers to full time employees;
•$17.0 million of higher depreciation expenses associated with systems to support the growth of our business; and
•$5.9 million of higher office expenses primarily due to additional software and support services.
The increase was partially offset by $12.6 million of lower consulting costs driven by lower intercompany cross-charge activity between the Americas and Asia-Pacific regions as well as an increase in the conversion of contingent workers to full time employees.
EMEA General and Administrative Expenses. During the three months ended March 31, 2022, EMEA general and administrative expenses increased by $10.9 million or 18% (21% on a constant currency basis). The increase in our EMEA general and administrative expenses was primarily due to $8.4 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
Asia-Pacific General and Administrative Expenses. During the three months ended March 31, 2022, Asia-Pacific general and administrative expenses increased by $11.4 million or 31% (36% on a constant currency basis). The increase in our Asia-Pacific general and administrative expenses was primarily due to $8.7 million of higher consulting costs primarily due to lower intercompany cross-charge activity between the Americas and Asia-Pacific regions.
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
Transaction Costs. During the three months ended March 31, 2022 and 2021, we did not record a significant amount of transaction costs.
Loss on Asset Sales. During the three months ended March 31, 2022 and 2021, we did not record a significant amount of loss on asset sales.

Income from Operations. Our income from operations for the three months ended March 31, 2022 and 2021 by geographic regions was as follows (dollars in thousands):

	Three Months Ended March 31,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas	$58,523	22%	$81,565	27%	$(23,042)	(28)%	(29)%
EMEA	128,208	49%	119,785	41%	8,423	7%	7%
Asia-Pacific	80,585	29%	96,312	32%	(15,727)	(16)%	(12)%
Total	$267,316	100%	$297,662	100%	$(30,346)	(10)%	(9)%
Americas Income from Operations. During the three months ended March 31, 2022, Americas income from operations decreased by $23.0 million or 28% (29% on a constant currency basis), primarily due to higher operating expenses as a percentage of revenues, which included higher utilities and depreciation expenses driven by expansion activity and an increase in compensation costs.
EMEA Income from Operations. During the three months ended March 31, 2022, EMEA income from operations increased by $8.4 million or 7% (and also 7% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth, as described above.
Asia-Pacific Income from Operations. During the three months ended March 31, 2022, Asia-Pacific income from operations decreased by $15.7 million or 16% (12% on a constant currency basis), primarily due to higher operating expenses as a percentage of revenues, which included higher utility costs, primarily driven by increases in prices and higher utility usage, as described above.
Interest Income. During the three months ended March 31, 2022 and 2021, we did not record a significant amount of interest income.
Interest Expense. Interest expense decreased to $80.0 million for the three months ended March 31, 2022 from $89.7 million for the three months ended March 31, 2021, primarily due to interest savings as a result of our recent refinancing activities. During the three months ended March 31, 2022 and 2021, we capitalized $4.4 million and $6.1 million, respectively, of interest expense to construction in progress. See Note 10 within the Condensed Consolidated Financial Statements.
Other Expense. During the three months ended March 31, 2022 and 2021, we recorded $9.5 million and $7.0 million, respectively, of other expense. Other income and expense is primarily comprised of foreign currency exchange gains and losses during the periods.
Gain or Loss on Debt Extinguishment. We did not record a significant amount of gain on debt extinguishment during the three months ended March 31, 2022. We recorded a loss on debt extinguishment of $13.1 million during the three months ended March 31, 2021 due to the redemption of 2.875% Euro Senior Notes due 2026.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2022 and 2021, respectively. As such, other than state income taxes and foreign income and withholding taxes, no provision for income taxes has been included for our REIT and QRSs in the accompanying condensed consolidated financial statements for the three months ended March 31, 2022 and 2021.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the three months ended March 31, 2022 and 2021.
For the three months ended March 31, 2022 and 2021, we recorded $32.7 million and $32.6 million of income tax expense, respectively. Our effective tax rates were 18.2% and 17.3% for the three months ended March 31, 2022 and 2021, respectively.

Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as income or loss from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to income or loss from operations. Our adjusted EBITDA for the three months ended March 31, 2022 and 2021 by geographic regions was as follows (dollars in thousands):

	Three Months Ended March 31,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas	$356,555	45%	$344,492	45%	$12,063	4%	3%
EMEA	260,345	33%	243,563	31%	16,782	7%	10%
Asia-Pacific	182,812	22%	185,177	24%	(2,365)	(1)%	5%
Total	$799,712	100%	$773,232	100%	$26,480	3%	6%
Americas Adjusted EBITDA. During the three months ended March 31, 2022, Americas adjusted EBITDA increased by $12.1 million or 4% (3% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above.
EMEA Adjusted EBITDA. During the three months ended March 31, 2022, EMEA adjusted EBITDA increased by $16.8 million or 7% (10% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity and organic growth as described above.
Asia-Pacific Adjusted EBITDA. Our Asia-Pacific adjusted EBITDA did not materially change during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
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
Adjusted EBITDA
We define adjusted EBITDA as income from operations excluding depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales as presented below (in thousands):

	Three Months Ended March 31,
	2022	2021
Income from operations	$267,316	$297,662
Depreciation, amortization, and accretion expense	436,386	394,318
Stock-based compensation expense	89,952	78,350
Transaction costs	4,240	1,182
Loss on asset sales	1,818	1,720
Adjusted EBITDA	$799,712	$773,232
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
Our FFO and AFFO were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income	$147,693	$156,074
Net (income) loss attributable to non-controlling interests	(240)	288
Net income attributable to Equinix	147,453	156,362
Adjustments:
Real estate depreciation	280,196	256,644
Loss on disposition of real estate property	2,845	3,130
Adjustments for FFO from unconsolidated joint ventures	2,150	1,127
FFO attributable to common shareholders	$432,644	$417,263

	Three Months Ended March 31,
	2022	2021
FFO attributable to common shareholders	$432,644	$417,263
Adjustments:
Installation revenue adjustment	845	3,912
Straight-line rent expense adjustment	3,660	4,361
Contract cost adjustment	(14,939)	(14,011)
Amortization of deferred financing costs and debt discounts and premiums	4,204	3,923
Stock-based compensation expense	89,952	78,350
Non-real estate depreciation expense	105,575	84,978
Amortization expense	49,569	53,395
Accretion expense adjustment	1,046	(699)
Recurring capital expenditures	(23,881)	(20,330)
(Gain) loss on debt extinguishment	(529)	13,058
Transaction costs	4,240	1,182
Income tax expense adjustment	(323)	765
Adjustments for AFFO from unconsolidated joint ventures	569	681
AFFO attributable to common shareholders	$652,632	$626,828

Our AFFO results have improved due to the improved operating results discussed earlier in "Results of Operations," as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in "Overview."

Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies. During the three months ended March 31, 2022 as compared to the same period in 2021 the U.S. dollar was stronger relative to the Australian dollar, Euro, Japanese yen and British Pound, which resulted in an unfavorable foreign currency impact on revenue, operating income and adjusted EBITDA, and a favorable foreign currency impact on operating expenses. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Our constant currency presentation excludes the impact of our foreign currency cash flow hedging activities. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our results of operations. To present this information, our current period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the three months ended March 31, 2021 are used as exchange rates for the three months ended March 31, 2022 when comparing the three months ended March 31, 2022 with the three months ended March 31, 2021).
Liquidity and Capital Resources
Sources and Uses of Cash
Customer collections are our primary source of cash. We believe we have a stable customer base, and have continued to experience relatively strong collections. As of March 31, 2022, our principle sources of liquidity were $1.7 billion of cash and cash equivalents. In addition, we had $3.9 billion of additional liquidity available to us from our $4.0 billion revolving facility and have general access to both public and private debt and the equity capital markets. We also have additional liquidity available to us from our 2020 ATM program, under which we may offer and sell from time to time our common stock in "at the market" transactions. As of March 31, 2022, we had $1.0 billion in common stock available for sale under the 2020 ATM Program.
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

Cash Flow

	Three Months Ended March 31,
	2022	2021	Change
	(dollars in thousands)
Net cash provided by operating activities	$581,123	$391,158	$189,965
Net cash used in investing activities	(258,759)	(635,684)	376,925
Net cash (used in) provided by financing activities	(168,915)	412,654	(581,569)
Operating Activities
Our cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary use of cash from our operating activities includes compensation and related costs, interest payments, other general corporate expenditures and taxes. Net cash provided by operating activities increased by $190.0 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily driven by improved results of operations offset by increases in cash paid for costs and operating expenses.
Investing Activities
Net cash used in investing activities decreased by $376.9 million for the three months ended March 31, 2022 as compared to three months ended March 31, 2021, primarily due to a $195.4 million increase in the proceeds from the sale of assets to our Joint Ventures, a $151.1 million decrease in capital expenditures and a $50.7 million decrease in real estate acquisitions. This decrease is partially offset by a $16.2 million increase in purchases of investments and a $4.1 million decrease in proceeds from the sale of investments.
Financing Activities
Net cash used in financing activities increased by $581.6 million for the three months ended March 31, 2022 as compared to three months ended March 31, 2021, primarily driven by $1.3 billion decrease in proceeds from senior notes, a $531.6 million increase in the repayment of term loan facilities, a $26.6 million increase in dividend distributions, a $8.2 million increase in repayments of finance lease liabilities and a $4.2 million increase in debt issuance costs. This increase is partially offset by a $676.9 million increase in proceeds from term loan facilities, a $590.7 million decrease in repayment of senior notes, a $8.5 million decrease in debt extinguishment costs and a $3.8 million increase in proceeds from employee awards.
Material Cash Commitments
As of March 31, 2022, our principle commitments were primarily comprised of:
•approximately $11.1 billion of principal from our senior notes (gross of debt issuance cost and debt discount);
•approximately $2.7 billion of interest on mortgage payable, loans payable, senior notes and term loans, based on their respective interest rates and recognized over the life of these instruments, and the credit facility fee for the revolving credit facility;
•$724.6 million of principal from our term loans, mortgage and loans payable (gross of debt issuance cost, debt discount, plus mortgage premium);
•approximately 4.8 billion of total lease payments, which represents lease payments under finance and operating lease arrangements, including renewal options that are reasonably certain to be exercised;
•approximately $1.1 billion of unaccrued capital expenditure contractual commitments, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open IBX data center expansion projects prior to making them available to customers for installation, the majority of which is payable within the next 12 months; and
•approximately $1.4 billion of other non-capital purchase commitments, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods, services or arrangements to be delivered or provided during 2023 and beyond, the majority of which is payable within the next two years.

We believe that our sources of liquidity, including our expected future operating cash flows, are sized to adequately meet both the near and long term material cash commitments for the foreseeable future. For further information on maturities of lease liabilities and debt instruments, see Notes 9 and 10, respectively, within the Condensed Consolidated Financial Statements.
Other Contractual Obligations
We have additional future equity contributions and commitments to the Joint Ventures with GIC and PGIM. For additional information, see the "Equity Method Investments" footnote within the Condensed Consolidated Financial Statements.
Additionally, we entered into lease agreements with various landlords primarily for data center spaces and ground leases which have not yet commenced as of March 31, 2022. For additional information, see “Maturities of Lease Liabilities” in Note 9 within the Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with U.S. GAAP. Management bases its assumptions, estimates and judgments on historical experience, current trends and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, because future events and their effects cannot be determined with certainty, actual results may differ from these assumptions and estimates, and such differences could be material. Critical accounting policies for Equinix that affect our more significant judgment and estimates used in the preparation of our condensed consolidated financial statements include accounting for income taxes, accounting for business combinations, accounting for impairment of goodwill, accounting for property, plant and equipment and accounting for leases, which are discussed in more detail under the caption "Critical Accounting Policies and Estimates" in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2021.
Recent Accounting Pronouncements
See Note 1 of Notes to Condensed Consolidated Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market Risk
There have been no significant changes to our exposure management and procedures in relation to our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the three months ended March 31, 2022 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2021, other than factors discussed below.
The uncertainty that exists with respect to the economic impact of the ongoing COVID-19 pandemic and geopolitical instability due to the ongoing military conflict between Russia and Ukraine has introduced significant volatility in the financial markets. See Part II, Item 1A. Risk Factors for additional information regarding potential risks to our business, financial condition and results of operations related to the ongoing COVID-19 pandemic.

Foreign Currency Risk
To help manage the exposure to foreign currency exchange rate fluctuations, we have implemented a number of hedging programs, in particular (i) a cash flow hedging program to hedge the forecasted revenues and expenses in our EMEA region, (ii) a balance sheet hedging program to hedge the re-measurement of monetary assets and liabilities denominated in foreign currencies, and (iii) a net investment hedging program to hedge the long term investments in our foreign subsidiaries. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements and its impact on the condensed consolidated statements of operations.
We have entered into various foreign currency debt obligations. As of March 31, 2022, the total principal amount of foreign currency debt obligations was $1.9 billion, including $1.2 billion denominated in Euro and $656.8 million denominated in British Pound. As of March 31, 2022, we have designated $1.5 billion of the total principal amount of foreign currency debt obligations as net investment hedges against our net investments in foreign subsidiaries. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge are recorded as a component of other comprehensive income (loss) in the condensed consolidated balance sheets. Fluctuations in the exchange rates between these foreign currencies and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the foreign currency debt obligations at maturity. If the U.S. Dollar would have been weaker or stronger by 10% in comparison to these foreign currencies as of March 31, 2022, we estimate our obligation to cash settle the principal of these foreign currency debt obligations in U.S. Dollars would have increased or decreased by approximately $208.3 million and $170.4 million, respectively.
We are also party to cross-currency interest rate swaps. As of March 31, 2022, the total notional amount of cross-currency interest rate swap contracts outstanding was $4.0 billion. The cross-currency interest rate swaps are designated as hedges of our net investment in foreign subsidiaries and changes in the fair value of these swaps are recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. If the U.S. dollar weakened or strengthened by 10% in comparison to foreign currencies, we estimate our obligation to cash settle these hedges would have increased or decreased by approximately $431.2 million and $353.2 million, respectively.
The U.S. Dollar strengthened relative to certain of the currencies of the foreign countries in which we operate during the three months ended March 31, 2022. This has impacted our condensed consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. Dollar will continue to impact us in future periods.
With the existing cash flow hedges in place, a hypothetical additional 10% strengthening of the U.S. Dollar for the three months ended March 31, 2022 would have resulted in a reduction of our revenues and a reduction of our operating expenses including depreciation and amortization expense by approximately $56.0 million and $55.4 million, respectively.
With the existing cash flow hedges in place, a hypothetical additional 10% weakening of the U.S. Dollar for the three months ended March 31, 2022 would have resulted in an increase of our revenues and an increase of our operating expenses including depreciation and amortization expense by approximately $68.3 million and $69.0 million, respectively.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate increase or decrease in current interest rates from their position as of March 31, 2022 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations. However, the interest expense associated with our senior credit facility and term loans that bear interest at variable rates could be affected. For every 100-basis point increase or decrease in interest rates, our annual interest expense could increase by approximately $6.6 million or decrease by approximately $4.7 million based on the total balance of our term loan borrowings as of March 31, 2022. As of March 31, 2022, we had not employed any interest rate derivative products to hedge our variable rate debt obligations. However, we may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.
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
(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business:
Risks Related to Our Business and Our Operations
We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition, and results of operations may be materially adversely affected by the negative impact on the global economy, supply chain and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, an increase in cyber security incidents as well as supply chain disruptions.

Additionally, various of Russia’s actions have led to sanctions and other penalties being levied by the U.S., the European Union, and other countries, as well as other public and private actors and companies, against Russia and certain other geographic areas, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system and restrictions on imports of Russian oil, liquified natural gas and coal. These disruptions in the oil and gas markets have caused, and could continue to cause, significant increases in energy prices, which could have a material effect on our business. Additional potential sanctions and penalties have also been proposed and/or threatened. Some of our IBX data centers in EMEA partially rely on energy originating from Russia. Russia has recently cutoff natural gas supply to Poland and Bulgaria. If Russia further reduces or turns off energy supplies to Europe, our EMEA operations could be materially affected. Russian military actions and the resulting sanctions could further adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional debt or equity financing on attractive terms in the future.

We do not have operations in Russia or Ukraine and historically we have had a limited number of Russian and Ukrainian customers. However, we are committed to doing our part to push for a swift and peaceful resolution of the conflict. Currently, we are limiting the ability of Russian customers to place orders for our offerings unless, after reviewing these orders, we believe they are aligned with our stated objectives in support of Ukraine. We also intend to suspend all activities and purchasing with and through Russian partners and suppliers and to not make any direct or indirect investment in Russia absent an end to this conflict. In addition, for our customers located in Ukraine, we are currently providing offerings free of charge and may continue to do so in the future.

Prolonged unfavorable economic conditions or uncertainty as a result of the military conflict between Russia and Ukraine may adversely affect our business, financial condition, and results of operations. Any of the foregoing may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q.

The ongoing COVID-19 pandemic could have a negative effect on our business, results of operations and financial condition.

We have continuously monitored our global operations in light of the COVID-19 pandemic. We have implemented procedures focusing on the health and safety of our employees, customers, partners and communities, the continuity of our business offerings and compliance with governmental regulations and local public health guidance and ordinances. While our business operations have continued without interruption and our IBX data centers have remained fully operational to date, we cannot guarantee our business operations or our IBX data centers will not be negatively impacted in the future. Our IBX data centers were designated “essential businesses” or “critical infrastructure” for purposes of remaining open during the COVID-19 pandemic in all of the jurisdictions that published these exemptions but any change in these classifications could cause operational disruptions or closures of the affected IBX data centers.

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

Although currently stayed while being litigated in U.S. courts, U.S. Presidential Executive Order (EO 14042) requires companies that do business with the U.S. Federal government (“Government Contractors”) to implement a mandate for all their U.S. employees to be fully vaccinated against COVID-19 (the “US Vaccine Mandate”). As a Government Contractor, we will be required to comply with the US Vaccine Mandate if it or a similar vaccine mandate for Government Contractors goes into effect. We do not anticipate the US Vaccine Mandate to have a material negative effect on our business even if it goes into effect, but if we experience more employee turnover than we expect or if similar mandates are required in other regions, we could experience disruptions to certain functions and employee satisfaction could be affected. Additionally, our non-IBX staff worked primarily remotely during the COVID-19 pandemic and we have announced a hybrid working model, blending time onsite, time at home and business travel, for when we return to the office. Certain employees may prefer remote work. If employees are unhappy with the hybrid model, we may see employee dissatisfaction and employee attrition as a result.

The extent to which the ongoing COVID-19 pandemic will impact our financial condition or results of operations will depend on many factors and future developments, including new information about the ongoing COVID-19 pandemic and its variants, additional surges in infection rates, vaccine efforts, and any new government regulations in the jurisdictions in which we operate which may emerge to contain the virus, among others.
We experienced an information technology security breach in the past and may be vulnerable to future security breaches, which could disrupt our operations and have a material adverse effect on our business results of operation and financial condition.
Despite our efforts to protect against cyber-attacks, we are not fully insulated from these types of security breaches, and such an attack could adversely impact our competitiveness and results of operations. For example, in September 2020, we discovered ransomware on certain of our internal systems. While the incident was resolved and did not cause a material disruption to our systems nor result in any material costs to us, we expect we will continue to face risks associated with unauthorized access to our computer systems, loss or destruction of data, computer viruses, ransomware, malware, distributed denial-of-service attacks or other malicious activities. These threats may result from human error, equipment failure, fraud or malice on the part of employees, vendors or third parties. As techniques used to breach security change frequently and are generally not recognized until launched against a target, we may not be able to promptly detect that a cyber breach has occurred, or implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. Our adaptation to a hybrid working model that includes both work from home and in an office could continue to expose us to new security risks. A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate either our proprietary information or the personal information of our customers or our employees, or cause interruptions or malfunctions in our operations or our customers' operations. As we provide assurances to our customers that we provide a high level of security, such a compromise could be particularly harmful to our brand and reputation. We may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security. Any breaches that may occur in the future could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, damage relating to loss of proprietary information, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and results of operations. We maintain insurance coverage for cyber risks, but such coverage may be unavailable or insufficient to cover our losses.
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

We carry liability, property, business interruption and other insurance policies to cover insurable risks to our company. We select the types of insurance, the limits and the deductibles based on our specific risk profile, the cost of the insurance coverage versus its perceived benefit and general industry standards. Our insurance policies contain industry standard exclusions for events such as war and nuclear reaction. We purchase earthquake insurance for certain of our IBX data centers, but for our IBX data centers in high-risk zones, including those in California and Japan, we have elected to self-insure. The earthquake and flood insurance that we do purchase would be subject to high deductibles. Any of the limits of insurance that we purchase, including those for flood or cyber risks, could prove to be inadequate, which could materially and adversely impact our business, financial condition and results of operations.

If we are unable to implement our evolving organizational structure or if we are unable to recruit or retain key executives and qualified personnel, our business could be harmed.

In connection with the evolving needs of our customers and our business, we continue to review our organizational architecture and have made, and will continue to make, changes as appropriate. There can be no assurances that any of these changes will not result in attrition, that the significant amount of management and other employees' time and focus to implement the changes will not divert attention from operating and growing the business, or that any changes will result in increased organizational effectiveness. We must also continue to identify, hire, train and retain key personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required for our company's growth. There is a shortage of qualified personnel in these fields, made more acute in the current tight labor market, and we compete with other companies for the limited pool of talent.

The failure to recruit and retain necessary key executives and personnel could cause disruption, harm our business and hamper our ability to grow our company.

We may not be able to compete successfully against current and future competitors.

The global multi-tenant data center market is highly fragmented. It is estimated that we are one of more than 1,200 companies that provide these offerings around the world. We compete with these firms which vary in terms of their data center offerings and the geographies in which they operate. We must continue to evolve our product strategy and be able to differentiate our IBX data centers and product offerings from those of our competitors.

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

In 2020, we also acquired Packet Host, Inc. ("Packet"), a bare metal automation company to facilitate a new hardware product offering for us. We expect to continue to consider other new product offerings for our customers. Hardware solutions are a new market area for us which can bring challenges and could harm our business if not executed in the time or manner that we expect. While we believe this new product offering and others we may implement in the future will be desirable to our customers and will complement our other offerings on Platform Equinix, we cannot guarantee the success of this product or any other new product offering.

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
•increases in our cost of power;
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
•changes in tax laws affecting our tax liability;
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
As of March 31, 2022, our retained earnings were $2.4 billion. Although we have generated net income for each fiscal year since 2008, except for the year ended December 31, 2014, we are currently investing heavily in our future growth through the build out of multiple additional IBX data centers, expansions of IBX data centers and acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as transaction costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover the additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing, we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
The failure to obtain favorable terms when we renew our IBX data center leases, or the failure to renew such leases, could harm our business and results of operations.
While we own certain of our IBX data centers, others are leased under long-term arrangements. These leased IBX data centers have all been subject to significant development by us in order to convert them from, in most cases, vacant buildings or warehouses into IBX data centers. Most of our IBX data center leases have renewal options available to us. However, many of these renewal options provide for the rent to be set at then-prevailing market rates. To the extent that then-prevailing market rates or negotiated rates are higher than present rates, these higher costs may adversely impact our business and results of operations, or we may decide against renewing the lease. In the event that an IBX data center lease does not have a renewal option, or we fail to exercise a renewal option in a timely fashion and lose our right to renew the lease, we may not be successful in negotiating a renewal of the lease with the landlord. A failure to renew a lease or termination by a landlord of any lease could force us to exit a building prematurely, which could disrupt our business, harm our customer relationships, impact and harm our joint venture relationships, expose us to liability under our customer contracts or joint venture agreements, cause us to take impairment charges and affect our results of operations negatively.

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

Our ability to maximize revenues depends on our ability to develop and grow a balanced customer base, consisting of a variety of companies, including enterprises, cloud, digital content and financial companies, and network service providers. We consider certain of these customers to be key magnets in that they draw in other customers. The more balanced the customer base within each IBX data center, the better we will be able to generate significant interconnection revenues, which in turn increases our overall revenues. Our ability to attract customers to our IBX data centers will depend on a variety of factors, including the presence of multiple carriers, the mix of our offerings, the overall mix of customers, the presence of key customers attracting business through vertical market ecosystems, the IBX data center's operating reliability and security and our ability to effectively market our offerings. However, some of our customers may face competitive pressures and may ultimately not be successful or may be consolidated through merger or acquisition. If these customers do not continue to use our IBX data centers it may be disruptive to our business. Finally, any uncertain global economic climate, including the one we are currently experiencing, could harm our ability to attract and retain customers if customers slow spending, or delay decision-making on our offerings, or if customers begin to have difficulty paying us or seek bankruptcy protection and we experience increased churn in our customer base. Any of these factors may hinder the development, growth and retention of a balanced customer base and adversely affect our business, financial condition and results of operations.

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

Server technologies continue to evolve and in some instances these changes can result in customers increasing their use of high power density equipment in our IBX data centers which can increase the demand for power on a per cabinet basis. Because many of our IBX data centers were built a number of years ago, the current demand for power may exceed the designed electrical capacity in these IBX data centers. As power, not space, is a limiting factor in many of our IBX data centers, our ability to fully utilize those IBX data centers may be impacted. The ability to increase the power capacity of an IBX data center, should we decide to, is dependent on several factors including, but not limited to, the local utility's ability to provide additional power; the length of time required to provide such power; and/or whether it is feasible to upgrade the electrical infrastructure of an IBX data center to deliver additional power to customers. Although we are currently designing and building to a higher power specification than that of many of our older IBX data centers, there is a risk that demand will continue to increase and our IBX data centers could become underutilized sooner than expected.

Our business could be harmed by increased costs to procure power, prolonged power outages, shortages or capacity constraints.

Any power outages, shortages, capacity constraints or significant increases in the cost of power may have an adverse effect on our business and our results of operations.

In each of our markets, we rely on third parties, third party infrastructure, governments, and global suppliers to provide a sufficient amount of power to maintain our IBX data centers and meet the needs of our current and future customers. Any limitation on the delivered energy supply could limit our ability to operate our IBX data centers. These limitations could have a negative impact on a given IBX data center(s) or limit our ability to grow our business which could negatively affect our financial performance and results of operations.

Our IBX data centers are affected by problems accessing electricity sources, such as planned or unplanned power outages and limitations on transmission or distribution. Unplanned power outages, including, but not limited to those relating to large storms, earthquakes, fires, tsunamis, cyberattacks, war, and any failures of electrical power grids more generally, and planned power outages by public utilities, such as those related to Pacific Gas and Electric Company's planned outages in California to minimize fire risks, could harm our customers and our business. Many of our employees in California are still working from home because of the ongoing COVID-19 pandemic and they could be subjected to planned power outages at home which could be difficult to track and could affect our day to day operations of our non-IBX employees. Our international operations are sometimes located outside of developed, reliable electricity markets, where we are exposed to some insecurity in supply associated with technical and regulatory problems, as well as transmission constraints. Some of our IBX data centers are located in leased buildings where, depending upon the lease requirements and number of tenants involved, we may or may not control some or all of the infrastructure including generators and fuel tanks. As a result, in the event of a power outage, we may be dependent upon the landlord, as well as the utility company, to restore the power. We attempt to limit our exposure to system downtime by using backup generators, onsite fuel storage and through contracts with fuel suppliers, but these measures may not always prevent downtime or solve for long-term or large-scale outages. Any outage or supply disruption could adversely affect our business, customer experience and revenues.

We are currently experiencing inflation and volatility pressures in the energy market globally. In particular, current dislocation in the Singapore power market has resulted in Equinix having to buy power at extremely elevated spot rates and this ongoing price volatility impacted elements of our 2022 financial projections and long-term models. Various macroeconomic factors are contributing to the instability and global power shortage including the COVID-19 pandemic, severe weather events, governmental regulations, government relations and inflation. The price for power in many of the countries in which we operate has seen significant increases in recent months, and it is unclear when the markets will stabilize. While we have aimed to minimize our risk exposure related to power procurement in Singapore and globally via hedging, conservation, and other efficiencies, we expect the cost for power to continue to be volatile and unpredictable and subject to inflationary pressures. We believe we have made appropriate estimates for these costs in our forecasting but the unpredictable energy market at this time could materially affect our financial forecasting, results of operations and financial condition.

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

In order to sustain our growth in certain of our existing and new markets, we may have to expand an existing data center, lease a new facility or acquire suitable land, with or without structures, to build new IBX data centers from the ground up. Expansions or new builds are currently underway, or being contemplated, in many of our markets. These construction projects expose us to many risks which could have an adverse effect on our results of operations and financial condition. The ongoing COVID-19 pandemic supply chain issues and inflation have exacerbated many of these construction risks and created additional risks for our business. Some of the risks associated with construction projects include:

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

We are currently experiencing rising construction costs which reflect the increase in cost of labor and raw materials, supply chain and logistic challenges, and high demand in our sector. While we have invested in creating a reserve of materials to mitigate supply chain issues and inflation, it may not be sufficient and ongoing delays, difficulty finding replacement products and continued high inflation could affect our business and growth and could have a material effect on our business. Additional or unexpected disruptions to our supply chain or inflationary pressures could significantly affect the cost of our planned expansion projects and interfere with our ability to meet commitments to customers who have contracted for space in new IBX data centers under construction.

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

Over the last several years, we have completed numerous acquisitions, including most recently that of MainOne in Africa in April 2022, and GPX Global System's, Inc.'s India operations in September 2021. In 2022 we also announced our intention to acquire data centers from Entel, a leading Chilean telecommunications provider. We expect to make additional acquisitions in the future, which may include (i) acquisitions of businesses, products, solutions or technologies that we believe to be complementary, (ii) acquisitions of new IBX data centers or real estate for development of new IBX data centers; (iii) acquisitions through investments in local data center operators; or (iv) acquisitions in new markets with higher risk profiles. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, including:

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

We may not realize all of the anticipated benefits from our Joint Ventures. The success of these Joint Ventures will depend, in part, on the successful partnership between Equinix and our JV partners. Such a partnership is subject to risks as outlined below in our risk factor related to Joint Ventures, and more generally, to the same types of business risks as would impact our IBX data center business. A failure to successfully partner, or a failure to realize our expectations for the Joint Ventures, could materially impact our business, financial condition and results of operations. These Joint Ventures could also be negatively impacted by inflation, supply chain issues, an inability to obtain financing on favorable terms or at all, and development and construction delays, including those we are currently experiencing in many markets globally.

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

If we cannot effectively manage our international operations, and successfully implement our international expansion plans, or comply with evolving laws and regulations, our revenues may not increase, our costs may increase and our business and results of operations would be harmed.
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
•compliance with economic and trade sanctions enforced by the Office of Foreign Assets Control of the U.S. Department of Treasury, especially given the evolving sanctions landscape related to the Russian and Ukrainian war;
•compliance with changing laws, policies and requirements related to sustainability;
•compliance with evolving governmental regulation with which we have little experience; and
•compliance with evolving and varied regulations related to the ongoing COVID-19 pandemic and related vaccine mandates.
Geo-political events, such as the ongoing COVID-19 pandemic, Brexit, the Hong Kong national security law, the trade war between the U.S. and China and the war between Russia and Ukraine, may increase the likelihood of the listed risks to occur and could have a negative effect on our business domestically or internationally. With respect to Brexit, it is possible that the level of economic activity in the United Kingdom and the rest of Europe will be adversely impacted and that we will face increased regulatory and legal complexities in these regions which could have an adverse impact on our business and employees in EMEA and could adversely affect our financial condition and results of operations. In addition, compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include the General Data Protection Regulation ("GDPR") and other data privacy laws and requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, economic and trade sanctions, U.S. laws such as the Foreign Corrupt Practices Act and local laws which also prohibit corrupt payments to governmental officials. With respect to the current trade war between the U.S. and China, we have several customers in China named in restrictive executive orders by the previous U.S. administration that are currently covered by a freeze issued by the current U.S. administration or currently enjoined from enforcement subject to pending litigation. If Equinix is required to cease business with these companies, or additional companies in the future, our revenues could be adversely affected. Violations of any of these domestic or international laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our offerings in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and results of operations. Our success depends, in part, on our ability to anticipate and address these risks and manage these difficulties.
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
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of March 31, 2022, our total indebtedness (gross of debt issuance cost, debt discount, and debt premium) was approximately $14.0 billion, our stockholders' equity was $10.9 billion and our cash and cash equivalents totaled $1.7 billion. In addition, as of March 31, 2022, we had approximately $3.9 billion of additional liquidity available to us from our $4.0 billion revolving credit facility. In addition to our substantial debt, we lease many of our IBX data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of March 31, 2022, we recorded operating lease liabilities of $1.2 billion, which represents our obligation to make lease payments under those lease arrangements.
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
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. In October 2020, we established an "at the market" equity offering program (the "2020 ATM Program") in the amount of $1.5 billion under which we may, from time to time, issue and sell shares of our common stock to or through sales agents up to established limits. As of March 31, 2022, we had $1.0 billion available for sale under the 2020 ATM Program. We expect to refresh our ATM program periodically, which could lead to additional dilution for our stockholders in the future. We may also seek authorization to sell additional shares of common stock through other means which could lead to additional dilution for our stockholders. Please see Note 12 within the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for sales of our common stock under our ATM program.
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

U.S. and global environmental regulations are expected to continue to change and evolve and may impose upon us new or unexpected costs. Concern about climate change in various jurisdictions may result in more stringent laws and regulatory requirements regarding emissions of carbon dioxide or other GHGs. Restrictions on carbon dioxide or other GHG emissions could result in significant increases in operating or capital costs, including higher energy costs generally, and increased costs from carbon taxes, emission cap and trade programs and renewable portfolio standards that are imposed upon our electricity suppliers. These higher energy costs, and the cost of complying across our global platform or of failing to comply with these and any other climate change regulations, may have an adverse effect on our business and our results of operations.

We may fail to achieve our environmental goals which may adversely affect public perception of our business and affect our relationship with our customers and/or our stockholders.

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

We are a U.S. company with global subsidiaries and are subject to income and other taxes in the U.S. (although currently limited due to our taxation as a REIT) and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income and other taxes. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no certainty that additional taxes will not be due upon audit of our tax returns or as a result of changes to the tax laws and interpretations thereof. For example, we are currently undergoing audits in a number of jurisdictions where we operate. The final results of these audits are uncertain and may not be resolved in our favor. Additionally, the U.S. Congress and the 2022 budget and Treasury Green Book by the current presidential administration of the U.S. have proposed various changes to federal income tax laws, including a potential minimum tax as well as changes to the laws governing the U.S. taxation of foreign earned income under the GILTI (Global Intangible Low Taxed Income) rules. It is unclear whether REITs might be exempt from any enacted legislation. Changes in tax laws, including the addition of a minimum tax threshold and to the GILTI rules, could have a material adverse effect on our tax liability and increase our REIT dividend distribution meaningfully.

The Organisation for Economic Co-operation and Development ("OECD") is an international association made up of over 30 countries including the U.S. The OECD has proposed and made numerous changes to long-standing tax principles, which, if adopted by the member countries, could have a materially adverse effect on our tax liabilities. For example, various foreign jurisdictions are starting to explore the taxation of digital service and the mechanism of levying top-up tax through the adoption of OECD tax principles which could have a negative effect on our tax liability.

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

Various laws and governmental regulations, both in the U.S. and abroad, governing internet-related services, related communications services and information technologies remain largely unsettled, even in areas where there has been some legislative action. For example, the Federal Communications Commission ("FCC") recently overturned network neutrality rules, which may result in material changes in the regulations and contribution regime affecting us and our customers. Furthermore, the U.S. Congress and state legislatures are reviewing and considering changes to the new FCC rules making the future of network neutrality uncertain. Changes to these laws and regulations could have a material adverse effect on us and our customers. There may also be forthcoming regulation in the U.S. on a federal or state level in the areas of cybersecurity, data privacy, sustainability, taxation and data security, any of which could impact us and our customers. Similarly, data privacy regulations continue to evolve and must be addressed by Equinix as a global company.

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
We paid a quarterly distribution in March of 2022 and have declared a quarterly distribution to be paid on June 15, 2022. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the creation of reserves or required debt service or amortization payments.
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

Our operations include an extensive use of TRSs. The net income of our TRSs is not required to be distributed to our QRSs, and income that is not distributed to our QRSs generally is not subject to the REIT income distribution requirement. Our ability to receive distributions from our TRSs is limited by the rules with which we must comply to maintain our qualification for taxation as a REIT. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from real estate. Consequently, no more than 25% of our gross income may consist of dividend income from our TRSs and other nonqualifying types of income. Thus, our ability to receive distributions from our TRSs may be limited and may impact our ability to fund distributions to our stockholders using cash flows from our TRSs.

Further, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes (1) the fair market value of our securities in our TRSs to exceed 20% of the fair market value of our assets or (2) the fair market value of our securities in our TRSs and other nonqualifying assets to exceed 25% of the fair market value of our assets, then we will fail to remain qualified for taxation as a REIT. Further, a substantial portion of our TRSs are overseas, and a material change in foreign currency rates could also negatively impact our ability to remain qualified for taxation as a REIT.

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

The market price of the shares of our common stock has recently been and may continue to be highly volatile. General economic and market conditions, like the ones we are currently experiencing, and market conditions for telecommunications and REIT stocks in general, may affect the market price of our common stock.

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

We continue to evolve our forecasting models as the ongoing COVID-19 pandemic unfolds but if our predictions are inaccurate and our results differ materially from our forecasts, we could make inappropriate financial decisions.

Additionally, inaccuracies in our models could adversely impact our compliance with REIT asset tests, future profitability, stock price and/or stockholder confidence.

If our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.

Our most recent evaluation of our controls resulted in our conclusion that, as of December 31, 2021, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth through, for example, the integration of recently acquired businesses, the adoption of new accounting principles and tax laws, and our overhaul of our back office systems that, for example, support the customer experience from initial quote to customer billing and our revenue recognition process, will require us to further develop our controls and reporting systems and implement or amend new or existing controls and reporting systems in those areas where the implementation and integration is still ongoing. All of these changes to our financial systems and the implementation and integration of acquisitions create an increased risk of deficiencies in our internal controls over financial reporting. If, in the future, our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as of May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/2015	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/2015	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/2015	2.3

2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	12/6/2016	2.1

2.5	Amendment No. 1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	10-K	12/31/2016	2.5

2.6	Amendment No.2 to the Transaction Agreement, dated April 30, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	5/1/2017	2.1

2.7	Amendment No.3 to the Transaction Agreement, dated June 29, 2018, by and between Verizon Communications Inc. and Equinix, Inc.	10-Q	8/8/2018	2.7

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/2002	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/14/2011	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/11/2013	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	4/13/2022	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association as trustee.	8-K	11/20/2014	4.1

4.3	Fourth Supplemental Indenture, dated as of March 22, 2017 between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/22/2017	4.2

4.4	Form of 5.375% Senior Notes due 2027 (see Exhibit 4.3).

4.5	Fifth Supplemental Indenture, dated as of September 20, 2017 among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent.	8-K	9/20/2017	4.2

4.6	Indenture, dated as of December 12, 2017, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	12/5/2017	4.1

4.7	Third Supplemental Indenture, dated as of April 2, 2018, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	4/3/2018	4.2

4.8	Form of 5.00% Senior Notes due October 2020 (see Exhibit 4.7).

4.9	Form of 5.00% Senior Notes due April 2021 (see Exhibit 4.7).

4.10	Fourth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.2

4.11	Form of 2.625% Senior Notes due 2024 (See Exhibit 4.10).

4.12	Fifth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.4

4.13	Form of 2.900% Senior Notes due 2026 (See Exhibit 4.12).

4.14	Sixth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.6

4.15	Form of 3.200% Senior Notes due 2029 (See Exhibit 4.14)	8-K	6/22/2020

4.16	Seventh Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/22/2020	4.2

4.17	Form of 1.250% Senior Note due 2025 (See Exhibit 4.16)	8-K	6/22/2020	4.3

4.18	Eighth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/22/2020	4.4

4.19	Form of 1.800% Senior Note due 2027 (See Exhibit 4.18)	8-K	6/22/2020	4.5

4.20	Ninth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/22/2020	4.6

4.21	Form of 2.150% Senior Note due 2030 (see Exhibit 4.20)	8-K	6/22/2020	4.7

4.22	Tenth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/22/2020	4.8

4.23	Form of 3.000% Senior Note due 2050 (See Exhibit 4.22)	8-K	6/22/2020	4.9

4.24	Eleventh Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	10/7/2020	4.2

4.25	Form of 1.000% Senior Note due 2025 (included in Exhibit 4.24)	8-K	10/7/2020	4.3

4.26	Twelfth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	10/7/2020	4.4

4.27	Form of 1.550% Senior Note due 2028 (included in Exhibit 4.26)	8-K	10/7/2020	4.5

4.28	Thirteenth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	10/7/2020	4.6

4.29	Form of 2.950% Senior Note due 2051 (included in Exhibit 4.28)	8-K	10/7/2020	4.7

4.30	Fourteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/11/2021	4.2

4.31	Form of 0.250% Senior Note due 2027 (included in Exhibit 4.30)	8-K	3/11/2021	4.3

4.32	Fifteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/11/2021	4.4

4.33	Form of 1.000% Senior Note due 2033 (included in Exhibit 4.32)	8-K	3/11/2021	4.5

4.34	Sixteenth Supplemental Indenture, dated as of May 17, 2021, between Equinix, Inc. and U.S. Bank.	8-K	5/17/2021	4.2

4.35	Form of 1.450% Senior Note due 2026 (included in Exhibit 4.34)	8-K	5/17/2021	4.3

4.36	Seventeenth Supplemental Indenture, dated as of May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.4

4.37	Form of 2.000% Senior Note due 2028 (included in Exhibit 4.36)	8-K	5/17/2021	4.5

4.38	Eighteenth Supplemental Indenture, dated May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.6

4.39	Form of 2.500% Senior Note due 2031 (included in Exhibit 4.38)	8-K	5/17/2021	4.7

4.40	Nineteenth Supplemental Indenture, dated May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.8

4.41	Form of 3.400% Senior Note due 2052 (included in Exhibit 4.40)	8-K	5/17/2021	4.9

4.42	Twentieth Supplemental Indenture, dated as of April 5, 2022, between Equinix, Inc. and U.S. Bank Trust Company National Association, as trustee.	8-K	4/5/2022	4.2

4.43	Form of 3.900% Senior Note due 2032 (included in Exhibit 4.42)	8-K	4/5/2022	4.3

4.44	Form of Registrant's Common Stock Certificate.	10-K	12/31/2014	4.13

4.45	Description of Securities	10-K	12/31/2022	4.43

10.1**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.2**	2000 Equity Incentive Plan, as amended.	10-K	12/31/2016	10.2

10.3**	2020 Equity Incentive Plan	DEF14A	4/27/2020	Appendix A

10.4**	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	10-Q	6/30/2014	10.5

10.5**	2020 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2020	10.19

10.6**	2020 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2020	10.20

10.7**	2020 Form of Time-Based Restricted Stock Agreement for Executives.	10-Q	3/31/2020	10.21

10.8**	2021 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2021	10.11

10.9**	2021 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2021	10.12

10.10**	2021 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2021	10.13

10.11**	2022 Form of Revenue/AFFO per Share/Digital Services Performance Restricted Stock Unit Agreement for Executives.				X

10.12**	2022 Form of TSR Restricted Stock Unit Agreement for Executives.				X

10.13**	2022 Form of Time-Based Restricted Stock Unit Agreement for Executives.				X

10.14**	2022 Equinix, Inc. Annual Incentive Plan.				X

10.15	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014.	10-Q	9/30/2014	10.67

10.16	Share Purchase Agreement with Digital Realty Trust, L.P., relating to the sale and purchase of shares in TelecityGroup UK LON Limited, Telecity Netherlands AMS01 AMS04 BV, Equinix Real Estate (TCY AMS04) B.V. and TelecityGroup Germany Fra2 GmbH, dated May 14, 2016.	10-Q	6/30/2016	10.55

10.17	Credit Agreement dated as of December 12, 2017 among Equinix, Inc. as Borrower, The Guarantors Parties (defined therein), Bank of America, N.A., as Administrative Agent, Lender and L/C issuer, Barclays Bank PLS, Goldman Sachs Bank USA, HSBC Securities (USA) Inc. ING Capital LLC, TD Securities (USA) LLC, and Wells Fargo Bank, National Association as Co-Documentation Agents, the Other Lenders Party (defined therein) and Bank of America, N.A., Citibank, N.A., JPMorgan Chase Bank, N.A., MUFG, and RBC Capital Markets as Joint Lead Arrangers and Joint Book Runners.	10-K	12/31/2017	10.40

10.18	Consent and First Amendment to Credit Agreement, dated as of June 28, 2018 by and among Equinix, Inc. as Borrower, the Guarantors (defined therein), the Lenders (as such term is defined in the Credit Agreement referred to therein), and BANK OF AMERICA, N.A., as Administrative Agent.	10-Q	8/8/2018	10.35

10.19	Second Amendment to Credit Agreement, dated as of July 26, 2018, by and between Equinix, Inc. as Borrower, the financial institutions defined therein, MUFG Bank, Ltd., as Technical Agent and Bank of America, N.A. as Administrative Agent, under that certain Credit Agreement dated December 12, 2017.	10-Q	8/8/2018	10.36

10.20	Third Amendment to Credit Agreement, dated as of April 26, 2019, by and among Equinix, Inc., Delaware corporation ("Equinix" or the "Borrower"), each "Lender" (as such term is defined in the Credit Agreement referred to therein) party hereto, and BANK OF AMERICA, N.A., as Administrative Agent, under that certain Credit Agreement dated December 12, 2017.	10-Q	6/30/2019	10.34

10.21	Credit Agreement dated April 15, 2020, by and among Equinix, as borrower, a syndicate of financial institutions, as lenders, MUFG Bank, Ltd.as administrative agent, and MUFG Union Bank, N.A., Sumitomo, Mitsui Banking Corporation, TD Securities (USA) LLC and Mizuho Bank, Ltd., as joint lead arrangers.	10-Q	6/30/2020	10.25

10.22
Credit Agreement dated January 7, 2022 by and among Equinix, as borrower, a syndicate of financial institutions, as lenders, Bank of America, N.A., as administrative agent, Citibank, N.A., JPMorgan Chase Bank, N.A., MUFG Bank, Ltd., RBC Capital Markets, Goldman Sachs Bank USA and HSBC Securities (USA) Inc., as co-syndication agents, Barclays Bank PLC, BNP Paribas, Deutsche Bank AG New York Branch, ING Bank N.V., Dublin Branch, Morgan Stanley Senior Funding, Inc., Sumitomo Mitsui Banking Corporation, The Bank of Nova Scotia and TD Securities (USA) LLC, as co-documentation agents, and BofA Securities, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., MUFG Bank, Ltd., RBC Capital Markets, Goldman Sachs Bank USA and HSBC Securities (USA) Inc., as joint lead arrangers and book runners.
		10-K	12/31/2021	10.22

10.23**	Relocation Letter Agreement by and between Equinix, Inc. and Charles Meyers dated October 12, 2018.	10-K	2/22/2019	10.37

10.24**	Change in Control Severance Agreement between Equinix, Inc. and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.25

10.25**	Change in Control Severance Agreement between Equinix, Inc. and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.26

10.26**	Change in Control Severance Agreement between Equinix, Inc. and Karl Strohmeyer dated October 3, 2019.	10-Q	9/30/2019	10.27

10.27**	Change in Control Severance Agreement between Equinix, Inc. and Peter Van Camp dated October 3, 2019.	10-Q	9/30/2019	10.28

10.28**	Change in Control Severance Agreement between Equinix, Inc. and Charles Meyers dated October 4, 2019.	10-Q	9/30/2019	10.29

10.29**	Change in Control Severance Agreement between Equinix, Inc. and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.31

10.30**	Change in Control Severance Agreement between Equinix, Inc. and Sara Baack dated October 3, 2019.	10-Q	9/30/2019	10.32

10.31**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Sara Baack dated October 3, 2019.	10-Q	9/30/2019	10.33

10.32**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Charles Meyers dated October 4, 2019.	10-Q	9/30/2019	10.34

10.33**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.36

10.34**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.37

10.35**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.38

10.36**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Karl Strohmeyer dated October 3, 2019.	10-Q	9/30/2019	10.39

10.37**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Peter Van Camp dated October 3, 2019.	10-Q	9/30/2019	10.40

10.38**	Separation Agreement and General Release of Claims between Equinix, Inc. and Sara Baack dated September 20, 2021.	10-Q	9/30/2021	10.37

21.1	Subsidiaries of Equinix, Inc.				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	10-K	12/31/21	23.1

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

EQUINIX, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.
Date: April 29, 2022
	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.11**	2022 Form of Revenue/AFFO per Share/Digital Services Performance Restricted Stock Unit Agreement for Executives.

10.12**	2022 Form of TSR Restricted Stock Unit Agreement for Executives.

10.13**	2022 Form of Time-Based Restricted Stock Unit Agreement for Executives.

10.14**	2022 Equinix, Inc. Annual Incentive Plan.

21.1	Subsidiaries of Equinix, Inc.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Document.

101. PRE	Inline XBRL Taxonomy Extension Presentation Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.