Form 10-Q
period 2022-06-30
EQUINIX INC
filed 2022-07-29
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares outstanding of the registrant's Common Stock as of July 28, 2022 was 91,075,185.

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
Risks Related to Our Business and Our Operations

•Inflation in the global economy and adverse global economic conditions, like the ones we are currently experiencing, could negatively affect our business and financial condition.
•We are currently operating in a period of economic uncertainty and capital markets disruption, which has been the result of many global macro-economic factors including the ongoing military conflict between Russia and Ukraine. Our business, financial condition, and results of operations may be materially adversely affected by the negative impact on the global economy, supply chain and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.
•The effects of the COVID-19 pandemic could have a negative effect on our business, results of operations and financial condition.
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
•We may fail to achieve our environmental goals which may adversely affect public perception of our business and affect our relationship with our customers, our stockholders and/or other stakeholders.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
EQUINIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,891,311	$1,536,358
Accounts receivable, net of allowance of $13,914 and $11,635	812,769	681,809
Other current assets	514,313	462,739
Assets held for sale	71,554	276,195
Total current assets	3,289,947	2,957,101
Property, plant and equipment, net	15,455,180	15,445,775
Operating lease right-of-use assets	1,453,233	1,282,418
Goodwill	5,585,330	5,372,071
Intangible assets, net	1,982,434	1,935,267
Other assets	1,272,090	926,066
Total assets	$29,038,214	$27,918,698
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$841,473	$879,144
Accrued property, plant and equipment	244,267	187,334
Current portion of operating lease liabilities	140,667	144,029
Current portion of finance lease liabilities	144,100	147,841
Current portion of mortgage and loans payable	34,086	33,087
Other current liabilities	204,351	214,519
Total current liabilities	1,608,944	1,605,954
Operating lease liabilities, less current portion	1,291,447	1,107,180
Finance lease liabilities, less current portion	1,985,498	1,989,668
Mortgage and loans payable, less current portion	655,331	586,577
Senior notes, less current portion	12,077,756	10,984,144
Other liabilities	789,644	763,411
Total liabilities	18,408,620	17,036,934
Commitments and contingencies (Note 11)
Equinix stockholders' equity
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 91,340,481 issued and 91,075,115 outstanding in 2022 and 90,872,826 issued and 90,571,406 outstanding in 2021	91	91
Additional paid-in capital	16,259,311	15,984,597
Treasury stock, at cost; 265,366 shares in 2022 and 301,420 shares in 2021	(98,792)	(112,208)
Accumulated dividends	(6,736,338)	(6,165,140)
Accumulated other comprehensive loss	(1,418,756)	(1,085,751)
Retained earnings	2,624,268	2,260,493
Total Equinix stockholders' equity	10,629,784	10,882,082
Non-controlling interests	(190)	(318)
Total stockholders' equity	10,629,594	10,881,764
Total liabilities and stockholders' equity	$29,038,214	$27,918,698
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)
Revenues	$1,817,154	$1,657,919	$3,551,601	$3,253,983
Costs and operating expenses:
Cost of revenues	930,257	865,120	1,846,132	1,676,337
Sales and marketing	193,727	185,610	386,238	368,437
General and administrative	370,348	322,005	723,035	623,461
Transaction costs	5,063	6,985	9,303	8,167
(Gain) loss on asset sales	(94)	(455)	1,724	1,265
Total costs and operating expenses	1,499,301	1,379,265	2,966,432	2,677,667
Income from operations	317,853	278,654	585,169	576,316
Interest income	4,508	374	6,614	1,103
Interest expense	(90,826)	(87,231)	(170,791)	(176,912)
Other expense	(6,238)	(39,377)	(15,787)	(46,327)
Gain (loss) on debt extinguishment	(420)	(102,460)	109	(115,518)
Income before income taxes	224,877	49,960	405,314	238,662
Income tax (expense) benefit	(8,635)	18,527	(41,379)	(14,101)
Net income	216,242	68,487	363,935	224,561
Net (income) loss attributable to non-controlling interests	80	(148)	(160)	140
Net income attributable to Equinix	$216,322	$68,339	$363,775	$224,701
Earnings per share ("EPS") attributable to Equinix:
Basic EPS	$2.38	$0.76	$4.00	$2.51
Weighted-average shares for basic EPS	91,036	89,648	90,904	89,490
Diluted EPS	$2.37	$0.76	$3.99	$2.50
Weighted-average shares for diluted EPS	91,262	90,104	91,213	90,024
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)
Net income	$216,242	$68,487	$363,935	$224,561
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment ("CTA") gain (loss), net of tax effects of $0, $0, $0 and $0	(740,428)	110,466	(862,962)	(184,680)
Net investment hedge CTA gain (loss), net of tax effect of $0, $0, $0 and $0	353,953	(37,036)	445,311	133,139
Unrealized gain (loss) on cash flow hedges, net of tax effects of $(7,291), $(447), $(12,018) and $(8,339)	20,617	(5,700)	84,654	23,778
Net actuarial gain (loss) on defined benefit plans, net of tax effects of $5, $(3), $9 and $(8)	(19)	15	(40)	27
Total other comprehensive income (loss), net of tax	(365,877)	67,745	(333,037)	(27,736)
Comprehensive income, net of tax	(149,635)	136,232	30,898	196,825
Net (income) loss attributable to non-controlling interests	80	(148)	(160)	140
Other comprehensive (income) loss attributable to non-controlling interests	35	(11)	32	(10)
Comprehensive income attributable to Equinix	$(149,520)	$136,073	$30,770	$196,955
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2022	2021
	(Unaudited)
Cash flows from operating activities:
Net income	$363,935	$224,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	767,166	706,184
Stock-based compensation	194,634	172,685
Amortization of intangible assets	101,444	105,074
Amortization of debt issuance costs and debt discounts and premiums	8,740	8,370
Provision for credit loss allowance	4,198	5,751
Loss on asset sales	1,724	1,265
(Gain) loss on debt extinguishment	(109)	115,518
Other items	8,288	17,545
Changes in operating assets and liabilities:
Accounts receivable	(127,029)	(57,329)
Income taxes, net	(19,782)	(65,935)
Other assets	10,259	(57,280)
Operating lease right-of-use assets	74,239	61,775
Operating lease liabilities	(66,372)	(100,328)
Accounts payable and accrued expenses	(20,852)	(57,201)
Other liabilities	82,221	(90,300)
Net cash provided by operating activities	1,382,704	990,355
Cash flows from investing activities:
Purchases of investments	(87,022)	(25,001)
Sales of investments	22,073	4,057
Business acquisitions, net of cash and restricted cash acquired	(883,668)	—
Real estate acquisitions	(33,331)	(87,637)
Purchases of other property, plant and equipment	(897,348)	(1,255,830)
Proceeds from sale of assets, net of cash transferred	251,415	—
Net cash used in investing activities	(1,627,881)	(1,364,411)
Cash flows from financing activities:
Proceeds from employee equity awards	43,876	40,034
Payment of dividends	(572,717)	(521,092)
Proceeds from public offering of common stock, net of issuance costs	—	99,599
Proceeds from senior notes, net of debt discounts	1,193,688	3,878,662
Proceeds from mortgage and loans payable	676,850	—
Repayments of finance lease liabilities	(69,556)	(98,877)
Repayments of mortgage and loans payable	(561,032)	(696,059)
Repayment of senior notes	—	(1,990,650)
Debt extinguishment costs	—	(99,185)
Debt issuance costs	(17,731)	(25,102)
Net cash provided by financing activities	693,378	587,330
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(96,536)	(17,054)
Net increase in cash, cash equivalents and restricted cash	351,665	196,220
Cash, cash equivalents and restricted cash at beginning of period	1,549,454	1,625,695
Cash, cash equivalents and restricted cash at end of period	$1,901,119	$1,821,915

Cash and cash equivalents	$1,891,311	$1,799,727
Current portion of restricted cash included in other current assets	8,943	12,994
Non-current portion of restricted cash included in other assets	865	9,194
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$1,901,119	$1,821,915
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
Consolidation
The accompanying unaudited condensed consolidated financial statements include the acquisitions of:
•Two data centers in Mumbai, India from the India operations of GPX Global Systems, Inc. ("GPX India") from September 1, 2021;
•Four data centers as well as a subsea cable and terrestrial fiber network in West Africa acquired from MainOne Cable Company ("MainOne") from April 1, 2022; and
•Four data centers in Chile acquired from Empresa Nacional De Telecomunicaciones S.A. ("Entel") from May 2, 2022.
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
Our effective tax rates were 10.2% and 5.9% for the six months ended June 30, 2022 and 2021, respectively. The increase in the effective tax rate for the six months ended June 30, 2022 as compared to the same period in 2021 was primarily due to the reversal of uncertain tax positions of approximately $72.0 million in the prior period resulting from the settlement of various tax audits in the EMEA and Asia-Pacific regions. In the current period, we had a favorable resolution from the settlement of tax audits in the EMEA region, resulting in a tax benefit of approximately $41.4 million.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Of the unrecognized tax benefits realized in the prior period, approximately $33.6 million was related to the uncertain tax position inherited from the Metronode Acquisition in 2018. The uncertain tax position was covered by an indemnification agreement with the seller. The realization of the unrecognized tax benefits resulted in an impairment of the indemnification asset for the same amount, which was included in Other Income (Expense) on the Condensed Consolidated Statements of Operations.
Recent Accounting Pronouncements
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
Debt with Conversion and Other Options
In August 2020, FASB issued ASU 2020-06: Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock and modifies the disclosure requirement for the convertible instruments. Additionally, this ASU improves the consistency of EPS calculations by eliminating the use of the treasury stock method to calculate diluted EPS for convertible instruments and clarifies certain areas under the current EPS guidance. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted at the beginning of the fiscal year after December 15, 2020. On January 1, 2022, we adopted this ASU on a prospective basis and the adoption of this standard did not have a material impact on our condensed consolidated financial statements.
Business Combinations
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-08 Business Combinations ("Topic 805"): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. On April 1, 2022, we early adopted this ASU and the adoption of this standard did not have a material impact on our condensed consolidated financial statements.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
2. Revenue
Contract Balances
The following table summarizes the opening and closing balances of our accounts receivable, net; contract assets, current; contract assets, non-current; deferred revenue, current; and deferred revenue, non-current (in thousands):

	Accounts receivable, net (1)	Contract assets, current	Contract assets, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2022	$681,809	$65,392	$55,486	$109,736	$87,495
Closing balances as of June 30, 2022	812,769	66,693	61,290	128,461	162,024
Increase	$130,960	$1,301	$5,804	$18,725	$74,529

(1) The net change in our allowance for credit losses was insignificant during the three months ended June 30, 2022.
The difference between the opening and closing balances of our accounts receivable, net, contract assets and deferred revenues primarily results from revenue growth, contract assets and liabilities acquired from the MainOne acquisition and the timing difference between the satisfaction of our performance obligation and the customer's payment. The amount of revenue recognized during the six months ended June 30, 2022 from the opening deferred revenue balance as of January 1, 2022 was $51.8 million.
Remaining performance obligations
As of June 30, 2022, approximately $9.5 billion of total revenues, including deferred installation revenues, are expected to be recognized in future periods. Most of our revenue contracts have an initial term varying from one to three years, and thereafter, automatically renew in one-year increments. Included in the remaining performance obligations are contracts that are either under the initial term or under one-year renewal periods. We expect to recognize approximately 70% of our remaining performance obligations as revenues over the next two years, with more revenues expected to be recognized in the first year due to the impact of contract renewals. The remainder of the balance is generally expected to be recognized over the next three to five years. We estimate our remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates due to changes in actual deployments dates, contract modifications, renewals and/or terminations.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
3.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$216,242	$68,487	$363,935	$224,561
Net (income) loss attributable to non-controlling interests	80	(148)	(160)	140
Net income attributable to Equinix	$216,322	$68,339	$363,775	$224,701

Weighted-average shares used to calculate basic EPS	91,036	89,648	90,904	89,490
Effect of dilutive securities:
Employee equity awards	226	456	309	534
Weighted-average shares used to calculate diluted EPS	91,262	90,104	91,213	90,024

EPS attributable to Equinix:
Basic EPS	$2.38	$0.76	$4.00	$2.51
Diluted EPS	$2.37	$0.76	$3.99	$2.50
We have excluded common stock related to employee equity awards in the diluted EPS calculation above of approximately 409,000 shares and 248,000 shares for the three months ended June 30, 2022 and 2021, respectively, and approximately 393,000 and 199,000 shares for the six months ended June 30, 2022 and 2021, because their effect would be anti-dilutive.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
4.    Acquisitions
Pending Acquisition
Acquisition of Entel Peru Data Center (the "Entel Peru Acquisition")
On April 27, 2022, we signed an agreement with Entel to acquire a data center in Peru for a purchase price of PEN270.8 million, or approximately $70.7 million at the exchange rate in effect on that date. The acquisition of the data center in Peru is expected to close in the third quarter of 2022, pending the achievement of certain closing conditions, and will be accounted for as a separate transaction. After close of the acquisition, the operating results of the acquired data center will be reported in the Americas region. The Entel Peru Acquisition further supports our ongoing expansion to meet customer demand in the Latin American market.
2022 Acquisitions
Acquisition of Entel Chile Data Centers (the "Entel Chile Acquisition")
On May 2, 2022, we further expanded in Latin America through an acquisition of four data centers from Entel, a leading Chilean telecommunications provider, for a total purchase consideration of $638.3 million at the exchange rate in effect on that date. The Entel Chile Acquisition supports our ongoing expansion to meet customer demand in the Latin American market.
Acquisition of MainOne (the "MainOne Acquisition")
On April 1, 2022, we completed the acquisition of all outstanding shares of MainOne, consisting of four data centers as well as a subsea cable and terrestrial fiber network. We acquired MainOne and its assets for a total purchase consideration of $278.4 million. The MainOne Acquisition supports our desire to meet customer demand in the West African market.
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
Purchase Price Allocation
Each of the acquisitions noted above constitute a business under the accounting standard for business combinations and, therefore, were accounted for as business combinations using the acquisition method of accounting. Under this method, the total purchase price is allocated to the assets acquired and liabilities assumed measured at fair value on the date of acquisition.
As of June 30, 2022, we had not completed the detailed valuation analysis to derive the fair value of assets acquired and liabilities assumed from the Entel Chile Acquisition and MainOne Acquisition, including property, plant and equipment, intangible assets and the related tax impacts; therefore, the purchase price allocation is based on provisional estimates and subject to continuing management analysis.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
A summary of the allocation of total purchase consideration is presented as follows (in thousands):

	GPX India	Entel Chile	MainOne
	Final	Provisional
Cash and cash equivalents	$9,406	$—	$33,026
Accounts receivable	4,399	—	9,431
Other current assets	8,883	12,424	22,634
Property, plant and equipment	88,130	81,132	237,988
Operating lease right-of-use assets	62	—	—
Intangible assets	15,408	153,489	54,800
Goodwill	77,145	380,867	117,529
Deferred tax and other assets	20	12,090	4,060
Total assets acquired	203,453	640,002	479,468
Accounts payable and accrued liabilities	(1,566)	(195)	(19,790)
Other current liabilities (1)	(478)	—	(13,061)
Operating lease liabilities	(62)	—	—
Finance lease liabilities	(20,565)	—	—
Mortgage and loans payable	—	—	(25,944)
Deferred tax and other liabilities (1)	(10,317)	(1,463)	(142,323)
Net assets acquired	$170,465	$638,344	$278,350

(1)For the MainOne Acquisition, other current liabilities includes $9.9 million of deferred revenue - current and the other liabilities includes $95.4 million of deferred revenue - non-current.
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
Intangible assets - The following table presents certain information on the acquired intangible assets (in thousands):

Intangible Assets	Fair Value	Estimated Useful Lives (Years)	Weighted-average Estimated Useful Lives (Years)	Discount Rate
GPX India:
Customer relationships (1)	$15,408	15.0	15.0	11.0%
Entel Chile:
Customer relationships (1)	153,489	12.0 - 15.0	14.0	8.5% - 9.5%
MainOne:
Customer relationships (1)	51,500	10.0 - 15.0	14.0	11.5%
Trade names (2)	3,300	5.0	5.0	11.5%

(1)The fair value was estimated by calculating the present value of estimated future operating cash flows generated from existing customers less costs to realize the revenue. The rates reflect the nature of the assets as they relate to the risk and uncertainty of the estimated future operating cash flows, as well as the risk of the country within which the acquired business operates.
(2)The fair value of the MainOne trade name was estimated using the relief from royalty method under the income approach. We applied a relief from royalty rate of 1.0%.
Goodwill

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill is attributable to the workforce of the acquired business and the projected revenue increase expected to arise from future customers after the acquisition. Goodwill from the GPX India Acquisition is attributable to the Asia-Pacific region and is not deductible for local tax purposes. Goodwill from the Entel Chile Acquisition is attributable to the Americas region and is not expected to be amortizable for local tax purposes. Goodwill from the MainOne Acquisition is attributable to the EMEA region and is not deductible for local tax purposes except for the portion attributable to Ghana.
Revenues and net income and loss from operations
The operating results of the Entel Chile Acquisition are reported in the Americas region and the operating results of the MainOne Acquisition are reported in the EMEA region following the date of acquisition. During the three and six months ended June 30, 2022, our revenues were $27.0 million and our net income was insignificant from these acquisitions.
Transaction costs
During the three and six months ended June 30, 2022, the transaction costs for the MainOne Acquisition and Entel Chile Acquisition were insignificant.
5.    Assets Held for Sale
In June 2021, we entered into an agreement to form another joint venture in the form of a limited liability partnership with GIC Private Limited, Singapore's sovereign wealth fund ("GIC"), to develop and operate additional xScale data centers in Europe and the Americas (the “EMEA 2 Joint Venture”). The transaction is structured to close in phases over the course of two years, pending regulatory approval and other closing conditions. The assets and liabilities of the Warsaw 4 ("WA4") data center site, which were included within our EMEA region, were classified as held for sale as of June 30, 2021. In June 2022, we sold the WA4 data center in exchange for a total consideration of $61.5 million. During the three months ended June 30, 2022, we recognized an insignificant gain on the sale of the WA4 data center.
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
In March 2022, we entered into an agreement to sell the Mexico 3 ("MX3") data center site in connection with the formation of a new joint venture with GIC (the "AMER 1 Joint Venture") to develop and operate xScale data centers in the Americas. Given that the key terms of the sale had been substantially agreed upon as of September 30, 2021, the assets and liabilities of the MX3 data center, which are currently included within our Americas region, were classified as held for sale as of September 30, 2021 and remained held for sale as of June 30, 2022.
All assets and liabilities classified as held for sale are reported at the lower of their carrying amounts or fair values less costs to sell. The following table summarizes the assets and liabilities that were classified as assets and liabilities held for sale in the condensed consolidated balance sheet as of June 30, 2022 (in thousands):

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

June 30, 2022
Operating lease right-of-use assets	$1,976
Property, plant and equipment	66,440
Other assets	3,138
Total assets held for sale	$71,554

Accounts payable and accrued expenses	$290
Current portion of operating lease liabilities	1,353
Accrued property, plant and equipment	5,877
Total liabilities held for sale (1)	$7,520

(1)Liabilities held for sale were included within other current liabilities on the condensed consolidated balance sheet.
6.    Equity Method Investments
We hold various equity method investments, primarily joint venture or partnership arrangements, in order to invest in certain entities that are in line with our business development objectives, including the development and operation of xScale data centers. Some of these xScale joint ventures are classified as Variable Interest Entities ("VIEs"), as discussed further below. The Asia-Pacific 1, Asia-Pacific 2, Asia-Pacific 3 and EMEA 2 Joint Ventures (the "VIE Joint Ventures") share a similar purpose, design and nature of assets. The following table summarizes our equity method investments (in thousands), which were included in other assets on the condensed consolidated balance sheets:

Investee	Ownership Percentage	June 30, 2022	December 31, 2021
EMEA 1 Joint Venture with GIC	20%	$127,008	$131,516
VIE Joint Ventures	20%	156,307	95,052
Other	Various	18,634	18,481
Total		$301,949	$245,049

Non - VIE Joint Venture
EMEA 1 Joint Venture
In 2019, we entered into a joint venture in the form of a limited liability partnership with GIC (the "EMEA 1 Joint Venture"), to develop and operate xScale data centers in Europe. The EMEA 1 Joint Venture is not a VIE given that both equity investors' interests have the characteristics of a controlling financial interest and it is sufficiently capitalized to sustain its operations, requiring additional funding from its partners only when expanding operations. Our share of income and losses of equity method investments from this joint venture was insignificant for the three and six months ended June 30, 2022 and 2021 and was included in other income (expense) on the condensed consolidated statement of operations.
We committed to make future equity contributions to the EMEA 1 Joint Venture for funding its future development. As of June 30, 2022, we had future equity contribution commitments of $33.0 million.
VIE Joint Ventures
In 2020, we entered into a joint venture in the form of a limited liability partnership with GIC (the "Asia-Pacific 1 Joint Venture") to develop and operate xScale data centers in Asia-Pacific.
In 2021, we entered into the EMEA 2 Joint Venture with GIC to develop and operate additional xScale data centers in Europe and the Americas (see Note 5 above).

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
On March 11, 2022, we entered into the Asia-Pacific 2 Joint Venture with PGIM to develop and operate additional xScale data centers in Asia-Pacific (see Note 5 above).
On April 6, 2022, we entered into a joint venture in the form of a limited liability partnership with GIC (the "Asia-Pacific 3 Joint Venture") to develop and operate additional xScale data centers in Seoul, Korea. Upon closing, we contributed $17.0 million in exchange for a 20% partnership interest in the joint venture.
The VIE Joint Ventures are considered VIEs because they do not have sufficient funds from operations to be self-sustaining. While we provide certain management services to their operations and earn fees for the performance of such services, the power to direct the activities of these joint ventures that most significantly impact economic performance is shared equally between us and either GIC or PGIM, as applicable. These activities include data center construction and operations, sales and marketing, financing, and real estate purchases or sales. Decisions about these activities require the consent of both Equinix and either GIC or PGIM, as applicable. We concluded that neither party is deemed to have predominant control over the VIE Joint Ventures and neither party is considered to be the primary beneficiary. During the three and six months ended June 30, 2022, our share of income and losses of equity method investments from these joint ventures was insignificant both individually and in aggregate, and was included in other income (expense) on the condensed consolidated statement of operations.
The following table summarizes our maximum exposure to loss related to the VIE Joint Ventures as of June 30, 2022 (in thousands):

VIE Joint Ventures
Equity Investment	$156,307
Outstanding Receivables	16,204
Future Equity Contribution Commitments (1)	71,357
Maximum Future Payments under Debt Guarantees (2)	55,433
Total	$299,301

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
Other Related Party Transactions
We have lease arrangements and provide various services to the EMEA 1 Joint Venture and the VIE Joint Ventures (the "Joint Ventures") through multiple agreements, including sales and marketing, development management, facilities management, and asset management. These transactions are generally considered to have been negotiated at arm's length. The following table presents the revenues and expenses from these arrangements with the Joint Ventures in our condensed consolidated statements of operations (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Nature of Transaction	2022	2021	2022	2021
EMEA 1 Joint Venture	Revenues	$18,880	$13,230	$25,182	$18,849
EMEA 1 Joint Venture	Expenses (1)	(916)	2,101	3,412	4,604
VIE Joint Ventures	Revenues	13,185	12,187	20,187	14,445

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
The following table presents the assets and liabilities from related party transactions with the Joint Ventures in our condensed consolidated balance sheets (in thousands):

Related Party	Balance Sheet Line Item	June 30, 2022	December 31, 2021
EMEA 1 Joint Venture	Receivables	$33,399	$32,077
	Contract Assets (1)	55,795	54,503
	Finance Lease Right of Use Assets	104,842	118,817
	Other Liabilities and Payables	2,277	2,483
	Other Liabilities and Payables - construction obligation (2)	35,936	39,382
	Deferred Revenue	15,563	16,886
	Finance Lease Right of Use Liabilities	110,829	124,918
VIE Joint Ventures	Receivables	16,204	29,077
	Contract Assets	5,050	1,492
	Payables	—	1,876

(1)A portion of the contract asset balance relates to commitments to complete a residual portion of the Paris 9 data center sold to the EMEA 1 Joint Venture, which is reimbursable in full upon completion.
(2)The balance primarily relates to the obligation to pay for future construction for certain sites sold as a part of the EMEA 1 Joint Venture transaction.
We received contingent consideration from separate sales of xScale data centers to the EMEA 1 Joint Venture, which become receivable upon completion of certain performance milestones, primarily contingent on the local regulatory approvals for certain sites. The contingent consideration are considered derivatives and are remeasured at fair value each reporting period using inputs such as probabilities of payment, discount rates, foreign currency forward rates and projected payment dates. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements. As of June 30, 2022 and December 31, 2021, the total fair value of the remaining contingent consideration which was included in other current assets on the condensed consolidated balance sheets was not significant. Changes in the fair value of the contingent consideration were recorded in gain (loss) on asset sales on the condensed consolidated statement of operations.
7.    Derivatives and Hedging Activities
Derivatives Designated as Hedging Instruments
Net Investment Hedges. We are exposed to the impact of foreign exchange rate fluctuations on the value of investments in our foreign subsidiaries whose functional currencies are other than the U.S. Dollar. In order to mitigate the impact of foreign currency exchange rates, we have entered into various foreign currency debt obligations, which are designated as hedges against our net investments in foreign subsidiaries. As of June 30, 2022 and December 31, 2021, the total principal amounts of foreign currency debt obligations designated as net investment hedges was $1.8 billion and $1.5 billion, respectively.
We also use cross-currency interest rate swaps, which effectively convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt, to hedge the currency exposure associated with our net investment in our foreign subsidiaries. As of June 30, 2022 and December 31, 2021, we had cross-currency interest rate swaps outstanding with notional amounts of $3.9 billion and $4.0 billion respectively, with maturity dates ranging through 2026.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
From time to time, we use foreign currency forward contracts to hedge against the effect of foreign exchange rate fluctuations on our net investment in our foreign subsidiaries. As of June 30, 2022 and December 31, 2021, the total notional amount of foreign currency forward contracts designated as net investment hedges were $373.4 million and $375.7 million, respectively.
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
The effect of net investment hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Foreign currency debt		$112,530	$(23,758)	$157,591	$44,982
Cross-currency interest rate swaps (included component) (1)		221,292	(23,124)	343,322	118,104
Cross-currency interest rate swaps (excluded component) (2)		3,154	15,112	(68,954)	(25,417)
Foreign currency forward contracts (included component) (1)		18,592	(5,264)	15,643	(4,556)
Foreign currency forward contracts (excluded component) (3)		(1,615)	(2)	(2,291)	26
Total		$353,953	$(37,036)	$445,311	$133,139

Amount of gain or (loss) recognized in earnings:
	Location of gain or (loss)	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$12,029	$10,566	$24,607	$20,615
Foreign currency forward contracts (excluded component) (3)	Interest expense	(132)	40	(163)	204
Total		$11,897	$10,606	$24,444	$20,819

(1)Included component represents foreign exchange spot rates.
(2)Excluded component represents cross-currency basis spread and interest rates.
(3)Excluded component represents foreign currency forward points.
Cash Flow Hedges. We hedge our foreign currency transaction exposure for forecasted revenues and expenses in our EMEA region between the U.S. Dollar and the British Pound, Euro, Swedish Krona and Swiss Franc. The foreign currency forward and option contracts that we use to hedge this exposure are designated as cash flow hedges. As of June 30, 2022 and December 31, 2021, the total notional amounts of these foreign exchange contracts were $631.8 million and $831.2 million, respectively.
As of June 30, 2022, our foreign currency cash flow hedge instruments had maturity dates ranging from July 2022 to December 2023 and we had a net gain of $57.5 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses relating to these cash flow hedges as they mature in the next 12 months. As of December 31, 2021, our foreign currency cash flow hedge instruments had maturity dates ranging from January 2022 to December 2023 and we had a net gain of $13.3 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses relating to these cash flow hedges as they mature in the next 12 months.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
We enter into intercompany hedging instruments ("intercompany derivatives") with our wholly-owned subsidiaries in order to hedge certain forecasted revenues and expenses denominated in currencies other than the U.S. Dollar. Simultaneously, we enter into derivative contracts with unrelated third parties to externally hedge the net exposure created by such intercompany derivatives.
We hedge the interest rate exposure created by anticipated fixed rate debt issuances through the use of treasury locks and swap locks (collectively, interest rate locks), which are designated as cash flow hedges. As of June 30, 2022, we had no interest rate locks outstanding. As of December 31, 2021, the total notional amount of interest rate locks outstanding was $800.0 million. During the six months ended June 30, 2022, interest rate locks with a combined aggregate notional amount of $800.0 million were settled related to the issuance of senior notes during the year. When interest rate locks are settled, any gain or loss from the transactions is deferred and included as a component of other comprehensive income (loss) and is amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term of the interest rate locks. As of June 30, 2022 and December 31, 2021, we had a net gain of $1.4 million and a net loss of $3.9 million, respectively, recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months for interest rate locks.
The effect of cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Foreign currency forward and option contracts (included component) (1)		$28,258	$1,833	$46,580	$33,207
Foreign currency option contracts (excluded component) (2)		—	(45)	—	151
Interest rate locks		(350)	(7,040)	50,092	(1,239)
Total		$27,908	$(5,252)	$96,672	$32,119

Amount of gain or (loss) reclassified from accumulated other comprehensive income to income:
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of gain or (loss)	2022	2021	2022	2021
Foreign currency forward contracts	Revenues	$31,838	$(16,565)	$35,401	$(29,534)
Foreign currency forward contracts	Costs and operating expenses	(15,793)	8,583	(17,105)	15,787
Interest rate locks	Interest Expense	350	(1,049)	(726)	(1,854)
Total		$16,395	$(9,031)	$17,570	$(15,601)

Amount of gain or (loss) excluded from effectiveness testing included in income:
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of gain or (loss)	2022	2021	2022	2021
Foreign currency option contracts (excluded component) (2)	Revenues	$—	$(63)	$—	$(244)
Total		$—	$(63)	$—	$(244)

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
Foreign Currency Forward Contracts. We also use foreign currency forward contracts to manage the foreign exchange risk associated with certain foreign currency-denominated monetary assets and liabilities. As a result of foreign currency fluctuations, the U.S. Dollar equivalent values of our foreign currency-denominated monetary assets and liabilities change. Gains and losses on these contracts are included in other income (expense), on a net basis, along with the foreign currency gains and losses of the related foreign currency-denominated monetary assets and liabilities associated with these foreign currency forward contracts. As of June 30, 2022 and December 31, 2021, the total notional amounts of these foreign currency contracts were $3.0 billion and $3.3 billion, respectively.
The following table presents the effect of derivatives not designated as hedging instruments in our condensed consolidated statements of operations (in thousands):

Amount of gain or (loss) recognized in earnings:
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of gain or (loss)	2022	2021	2022	2021
Embedded derivatives	Revenues	$—	$650	$(568)	$5,145
Economic hedge of embedded derivatives	Revenues	—	(279)	(983)	(4,492)
Foreign currency forward contracts	Other income (expense)	135,087	7,975	133,617	64,775
Total		$135,087	$8,346	$132,066	$65,428

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Fair Value of Derivative Instruments
The following table presents the fair value of derivative instruments recognized in our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Designated as hedging instruments:
Cash flow hedges
Foreign currency forward and option contracts	$61,838	$—	$22,866	$7,618
Interest rate locks	—	—	8,662	—
Net investment hedges
Cross-currency interest rate swaps	307,975	—	56,921	19,441
Foreign currency forward contracts	12,532	143	156	70
Total designated as hedging	382,345	143	88,605	27,129

Not designated as hedging instruments:
Embedded derivatives	—	—	3,247	652
Economic hedges of embedded derivatives	—	—	2,232	637
Foreign currency forward contracts	62,372	4,359	83,265	5,854
Total not designated as hedging	62,372	4,359	88,744	7,143
Total Derivatives	$444,717	$4,502	$177,349	$34,272

(1)As presented in our condensed consolidated balance sheets within other current assets and other assets.
(2)As presented in our condensed consolidated balance sheets within other current liabilities and other liabilities.
Offsetting Derivative Assets and Liabilities
We enter into master netting agreements with our counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default. For presentation on the condensed consolidated balance sheets, we do not offset fair value amounts recognized for derivative instruments or the accrued interest related to cross-currency interest rate swaps under master netting arrangements. The following table presents information related to these offsetting arrangements as of June 30, 2022 and December 31, 2021 (in thousands):

	Gross Amounts Offset in Consolidated Balance Sheet
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Net Amounts	Gross Amounts not Offset in the Balance Sheet	Net
June 30, 2022
Derivative assets	$472,123	$—	$472,123	$(17,181)	$454,942
Derivative liabilities	17,324	—	17,324	(17,181)	143

December 31, 2021
Derivative assets	$207,037	$—	$207,037	$(47,538)	$159,499
Derivative liabilities	49,326	—	49,326	(47,538)	1,788

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
Our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	As of June 30, 2022			As of December 31, 2021
	Fair Value	Fair Value Measurement Using		Fair Value	Fair Value Measurement Using
		Level 1	Level 2		Level 1	Level 2
Assets:
Money market and deposit accounts	$865,474	$865,474	$—	$585,681	$585,681	$—
Derivative instruments (1)	444,717	—	444,717	177,349	—	177,349
Total	$1,310,191	$865,474	$444,717	$763,030	$585,681	$177,349
Liabilities:
Derivative instruments (1)	$4,502	$—	$4,502	$34,272	$—	$34,272

(1)Amounts are included within other current assets, other assets, others current liabilities and other liabilities in the condensed consolidated balance sheets.
We did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.
Other than the contingent consideration related to the EMEA 1 Joint Venture as described in Note 6 above, we did not have any Level 3 financial assets or financial liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
9.    Leases
Significant Lease Transactions
The following table summarizes the significant lease transactions during the six months ended June 30, 2022 (in thousands):

			Renewal/Termination Options excluded		Net Incremental (1)
Lease	Quarter	Transaction		Lease Classification	ROU assets	ROU liabilities
Atlanta 1 ("AT1") data center lease extended & expansion (2)	Q1	Extended lease term by 12 years with additional three 10-year renewal options	Two 10-year renewal options	Finance Lease	$71,994	$72,549
				Operating Lease	(1,836)	(2,391)
Hong Kong 6 ("HK6") new land and building construct site	Q2	New lease-15 year term	5-year renewal option	Operating Lease	195,245	195,245

Hong Kong 2 ("HK2") data center lease renewal	Q2	Exercised the 3-year renewal option for Phase 1 & 2 (3)	Two 3-year renewal options	Operating Lease	81,504	81,504

(1) The net incremental amounts represent the adjustments to the right of use ("ROU") assets and liabilities recorded during the quarter that the transactions were entered.
(2) This lease had components previously classified as operating leases.
(3) The incremental balance includes the impact of reassessing lease terms of complementary leases within HK2, resulting in new lease end dates ranging from June 2030 to October 2031 from including renewal options that are reasonably certain to be exercised.

Lease Expenses
The components of lease expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Finance lease cost
Amortization of ROU assets (1)	$41,105	$37,110	$81,228	$73,238
Interest on lease liabilities	28,357	29,823	57,244	60,016
Total finance lease cost	69,462	66,933	138,472	133,254

Operating lease cost	52,971	57,045	104,601	113,499
Variable lease cost	9,666	7,630	17,282	15,670
Total lease cost	$132,099	$131,608	$260,355	$262,423

(1) Amortization of ROU assets is included with depreciation expense, and is recorded within cost of revenues, sales and marketing and general and administrative expenses in the condensed consolidated statements of operations.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Other Information
Other information related to leases is as follows (in thousands):

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$55,929	$57,084
Operating cash flows from operating leases	96,734	152,052
Financing cash flows from finance leases	69,556	98,877

ROU assets obtained in exchange for lease obligations: (1)
Finance leases	$74,954	$339,486
Operating leases	313,034	50

	As of June 30, 2022	As of December 31, 2021
Weighted-average remaining lease term - finance leases (2)	14 years	14 years
Weighted-average remaining lease term - operating leases (2)	12 years	12 years
Weighted-average discount rate - finance leases	6%	7%
Weighted-average discount rate - operating leases	4%	4%
Finance lease ROU assets (3)	$1,868,922	$1,875,696

(1) Represents all non-cash changes in ROU assets.
(2) Includes lease renewal options that are reasonably certain to be exercised.
(3) As of June 30, 2022 and December 31, 2021, we recorded accumulated amortization of finance lease ROU assets of $776.7 million and $726.4 million, respectively. Finance lease assets are recorded within property, plant and equipment, net on the condensed consolidated balance sheets.
Maturities of Lease Liabilities
Maturities of lease liabilities as of June 30, 2022 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2022 (6 months remaining)	$84,896	$126,980	$211,876
2023	186,550	236,434	422,984
2024	182,667	237,282	419,949
2025	177,235	235,170	412,405
2026	174,781	224,329	399,110
Thereafter	1,128,704	2,099,061	3,227,765
Total lease payments	1,934,833	3,159,256	5,094,089
Plus amount representing residual property value	—	—	—
Less imputed interest	(502,719)	(1,029,658)	(1,532,377)
Total	$1,432,114	$2,129,598	$3,561,712
We entered into agreements with various landlords primarily to lease data center spaces and ground leases which have not yet commenced as of June 30, 2022. These leases will commence between year 2022 and 2024, with lease terms of 3 to 27 years and total lease commitments of approximately $557.9 million.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
10.    Debt Facilities
Mortgage and Loans Payable
As of June 30, 2022 and December 31, 2021, our mortgage and loans payable consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Term loans	$627,670	$549,697
Mortgage payable and loans payable	61,539	68,691
	689,209	618,388
Less amount representing unamortized debt discount and debt issuance cost	(1,253)	(354)
Add amount representing unamortized mortgage premium	1,461	1,630
	689,417	619,664
Less current portion	(34,086)	(33,087)
Total	$655,331	$586,577
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
As of June 30, 2022 and December 31, 2021, the total amounts outstanding under the 2022 Term Loan Facility and 2017 Term Loan Facility, net of debt issuance costs, were $608.0 million and $549.3 million, respectively. This outstanding amount of $608.0 million as of June 30, 2022 was recorded as non-current liabilities as we do not expect to settle the liabilities within the year.
As of June 30, 2022, we had 43 irrevocable letters of credit totaling $104.7 million issued and outstanding under the 2022 Revolving Facility, with approximately $3.9 billion remaining available to borrow under the 2022 Revolving Facility.
Senior Notes
As of June 30, 2022 and December 31, 2021, our senior notes consisted of the following (in thousands):

	June 30, 2022		December 31, 2021
	Amount	Effective Rate	Amount	Effective Rate
2.625% Senior Notes due 2024	$1,000,000	2.79%	$1,000,000	2.79%
1.250% Senior Notes due 2025	500,000	1.46%	500,000	1.46%
1.000% Senior Notes Due 2025	700,000	1.18%	700,000	1.18%
2.900% Senior Notes due 2026	600,000	3.04%	600,000	3.04%
1.450% Senior Notes due 2026	700,000	1.64%	700,000	1.64%
0.250% Euro Senior Notes due 2027	524,050	0.45%	569,150	0.45%
1.800% Senior Notes due 2027	500,000	1.96%	500,000	1.96%
1.550% Senior Notes due 2028	650,000	1.67%	650,000	1.67%
2.000% Senior Notes due 2028	400,000	2.21%	400,000	2.21%
3.200% Senior Notes due 2029	1,200,000	3.30%	1,200,000	3.30%
2.150% Senior Notes due 2030	1,100,000	2.27%	1,100,000	2.27%
2.500% Senior Notes due 2031	1,000,000	2.65%	1,000,000	2.65%
3.900% Senior Notes due 2032	1,200,000	4.07%	—	—%
1.000% Euro Senior Notes due 2033	628,860	1.18%	682,980	1.18%
3.000% Senior Notes due 2050	500,000	3.09%	500,000	3.09%
2.950% Senior Notes due 2051	500,000	3.00%	500,000	3.00%
3.400% Senior Notes due 2052	500,000	3.50%	500,000	3.50%
	12,202,910		11,102,130
Less amount representing unamortized debt issuance cost	(125,154)		(117,986)
	12,077,756		10,984,144
Less current portion	—		—
Total	$12,077,756		$10,984,144

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
3.900% Senior Notes due 2032
On April 5, 2022, we issued $1.2 billion aggregate principal amount of 3.900% Senior Notes due 2032 (the "2032 Notes"). Interest on the 2032 Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2022. Debt issuance costs and debt discounts related to the 2032 Notes were $16.3 million.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Maturities of Debt Instruments
The following table sets forth maturities of our debt, including mortgage and loans payable, and senior notes, gross of debt issuance costs, debt discounts and debt premiums, as of June 30, 2022 (in thousands):

Years ending:
2022 (6 months remaining)	$29,016
2023	10,351
2024	1,009,999
2025	1,208,667
2026	1,308,202
Thereafter	9,327,345
Total	$12,893,580
Fair Value of Debt Instruments
The following table sets forth the estimated fair values of our mortgage and loans payable and senior notes, including current maturities, as of (in thousands):

	June 30, 2022	December 31, 2021
Mortgage and loans payable	$696,708	$621,051
Senior notes	10,380,331	11,049,834
The fair values of the mortgage and loans payable, which are not publicly traded, were estimated by considering our credit rating, current rates available to us for debt of the same remaining maturities and terms of the debt (Level 2). The fair value of the senior notes, which are traded in the public debt market, was based on quoted market prices (Level 1).
Interest Charges
The following table sets forth total interest costs incurred, and total interest costs capitalized for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense	$90,826	$87,231	$170,791	$176,912
Interest capitalized	4,335	6,684	8,755	12,792
Interest charges incurred	$95,161	$93,915	$179,546	$189,704
Total interest paid in cash, net of capitalized interest, during the three months ended June 30, 2022 and 2021 was $101.9 million and $122.0 million, respectively. Total interest paid in cash, net of capitalized interest, during the six months ended June 30, 2022 and 2021 was $201.5 million and $216.9 million, respectively.
11. Commitments and Contingencies
Purchase and Other Commitments
As a result of our various IBX data center expansion projects, as of June 30, 2022, we were contractually committed for approximately $1.5 billion of unaccrued capital expenditures, primarily for IBX infrastructure equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to our customers for installation. We also had numerous other, non-capital purchase commitments in place as of June 30, 2022, such as commitments to purchase power in select locations through the remainder of 2022 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2022 and thereafter. Such other miscellaneous purchase commitments totaled approximately $1.6 billion as of June 30, 2022. For further information on equity contribution commitments and lease commitments, see Note 6 and Note 9, respectively, above.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
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
Indemnification and Guarantor Arrangements
As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that could limit our exposure and enable us to recover a portion of any future amounts paid. As a result of our insurance policy that could limit our exposure and enable us to recover some or all of amounts paid, our estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of June 30, 2022.
We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our offerings. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, our estimated fair value of these agreements is minimal. We have no liabilities recorded for these agreements as of June 30, 2022.
We enter into arrangements with our business partners, whereby the business partner agrees to provide services as a subcontractor for our installations. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that could enable us to recover a portion of any amounts paid. We have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of June 30, 2022.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
We have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage in our IBX data centers, whether or not within our control, could result in service level commitments to these customers. Our liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results. We generally have the ability to determine such service level credits prior to the associated revenue being recognized. We do not have significant liabilities in connection with service level credits as of June 30, 2022.
Concurrent with the closing of the EMEA 2 Joint Venture, the EMEA 2 Joint Venture entered into credit facility agreements with a group of lenders under which it could borrow up to approximately $1.4 billion in total at the exchange rate in effect on June 30, 2022, with such facilities maturing in 2025 and 2026. In connection with our 20% equity investment in the EMEA 2 Joint Venture, we provided the lenders with guarantees covering 20% of all payments of principal and interest due and payable by the EMEA 2 Joint Venture under these credit facilities, up to a limit of $302.2 million in total at the exchange rate in effect on June 30, 2022. As of June 30, 2022, the maximum potential amount of our future payments under these guarantees was approximately $55.4 million, at the exchange rates in effect on that date. Our estimated fair value of these guarantees is minimal as the likelihood of making a payout under the guarantees is low.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
12.    Stockholders' Equity
Stockholders' Equity Rollforward
The following tables provide a rollforward of our stockholders' equity for the three months ended June 30, 2022 and 2021 (in thousands, except share and per share data):

							AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	90,872,826	$91	(301,420)	$(112,208)	$15,984,597	$(6,165,140)	$(1,085,751)	$2,260,493	$10,882,082	$(318)	$10,881,764
Net income	—	—	—	—	—	—	—	147,453	147,453	240	147,693
Other comprehensive income	—	—	—	—	—	—	32,837	—	32,837	3	32,840
Issuance of common stock and release of treasury stock for employee equity awards	430,973	—	11,445	4,259	39,617	—	—	—	43,876	—	43,876
Dividend distribution on common stock, $3.10 per share	—	—	—	—	—	(282,031)	—	—	(282,031)	—	(282,031)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(497)	—	—	(497)	—	(497)
Accrued dividends on unvested equity awards	—	—	—	—	—	(2,045)	—	—	(2,045)	—	(2,045)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	121,210	—	—	—	121,210	—	121,210
Balance as of March 31, 2022	91,303,799	91	(289,975)	(107,949)	16,145,424	(6,449,713)	(1,052,914)	2,407,946	10,942,885	(75)	10,942,810
Net income (loss)	—	—	—	—	—	—	—	216,322	216,322	(80)	216,242
Other comprehensive loss	—	—	—	—	—	—	(365,842)	—	(365,842)	(35)	(365,877)
Issuance of common stock and release of treasury stock	36,682	—	24,609	9,157	4,882	—	—	—	14,039	—	14,039
Dividend distribution on common stock, $3.10 per share	—	—	—	—	—	(282,168)	—	—	(282,168)	—	(282,168)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(57)	—	—	(57)	—	(57)
Accrued dividends on unvested equity awards	—	—	—	—	—	(4,400)	—	—	(4,400)	—	(4,400)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	109,005	—	—	—	109,005	—	109,005
Balance as of June 30, 2022	91,340,481	$91	(265,366)	$(98,792)	$16,259,311	$(6,736,338)	$(1,418,756)	$2,624,268	$10,629,784	$(190)	$10,629,594

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

					Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling interests	Total Stockholders' Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	89,462,304	$89	(328,052)	$(122,118)	$15,028,357	$(5,119,274)	$(913,368)	$1,760,302	$10,633,988	$130	$10,634,118
Net income (loss)	—	—	—	—	—	—	—	156,362	156,362	(288)	156,074
Other comprehensive loss	—	—	—	—	—	—	(95,480)	—	(95,480)	(1)	(95,481)
Issuance of common stock and release of treasury stock for employee equity awards	428,618	1	11,640	4,332	35,701	—	—	—	40,034	—	40,034
Dividend distribution on common stock, $2.87 per share	—	—	—	—	—	(256,321)	—	—	(256,321)	—	(256,321)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(437)	—	—	(437)	—	(437)
Accrued dividends on unvested equity awards	—	—	—	—	—	(3,661)	—	—	(3,661)	—	(3,661)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	102,349	—	—	—	102,349	—	102,349
Balance as of March 31, 2021	89,890,922	90	(316,412)	(117,786)	15,166,407	(5,379,693)	(1,008,848)	1,916,664	10,576,834	(159)	10,576,675
Net income	—	—	—	—	—	—	—	68,339	68,339	148	68,487
Other comprehensive income	—	—	—	—	—	—	67,734	—	67,734	11	67,745
Issuance of common stock and release of treasury stock for employee equity awards	36,674	—	1,389	516	(516)	—	—	—	—	—	—
Issuance of common stock under ATM Program	137,604	—	—	—	99,599	—	—	—	99,599	—	99,599
Dividend distribution on common stock, $2.87 per share	—	—	—	—	—	(257,199)	—	—	(257,199)	—	(257,199)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(55)	—	—	(55)	—	(55)
Accrued dividends on unvested equity awards	—	—	—	—	—	(4,016)	—	—	(4,016)	—	(4,016)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	95,236	—	—	—	95,236	—	95,236
Balance as of June 30, 2021	90,065,200	$90	(315,023)	$(117,270)	$15,360,726	$(5,640,963)	$(941,114)	$1,985,003	$10,646,472	$—	$10,646,472

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by components are as follows (in thousands):

	Balance as of December 31, 2021	Net Change	Balance as of June 30, 2022
Foreign currency translation adjustment ("CTA") loss	$(1,068,399)	$(862,930)	$(1,931,329)
Unrealized gain (loss) on cash flow hedges (1)	(6,590)	84,654	78,064
Net investment hedge CTA gain (loss) (1)	(9,952)	445,311	435,359
Net actuarial loss on defined benefit plans (2)	(810)	(40)	(850)
Accumulated other comprehensive loss attributable to Equinix	$(1,085,751)	$(333,005)	$(1,418,756)

(1)Refer to Note 7 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income.
(2)We have two defined benefit pension plans covering all employees in two countries where such plan is mandated by law.
Changes in foreign currencies can have a significant impact to our condensed consolidated balance sheets (as evidenced above in our foreign currency translation loss), as well as our condensed consolidated results of operations, as amounts in foreign currencies are generally translated into more U.S. Dollars when the U.S. Dollar weakens or fewer U.S. Dollars when the U.S. Dollar strengthens. As of June 30, 2022, the U.S. Dollar was generally stronger relative to certain of the currencies of the foreign countries in which we operate as compared to December 31, 2021. Because of this, the U.S. Dollar had an overall unfavorable impact on our condensed consolidated financial position because the foreign denominations translated into fewer U.S. Dollars as evidenced by an increase in foreign currency translation loss for the six months ended June 30, 2022 as reflected in the condensed consolidated statements of comprehensive income (loss). The volatility of the U.S. Dollar as compared to the other currencies in which we operate could have a significant impact on our condensed consolidated financial position and results of operations including the amount of revenue that we report in future periods.
Common Stock
In October 2020, we established an ATM program, under which we may, from time to time, offer and sell our common stock to or through sales agents in "at the market" transactions (the "2020 ATM Program").
In February 2022, we entered into a forward sale amendment to the 2020 ATM Program, under which we may, from time to time, offer and sell shares under the equity distribution agreement pursuant to forward sale transactions (the "Equity Forward Amendment"). Under the 2020 ATM Program and Equity Forward Amendment we may, from time to time, offer and sell our common stock to or through sales agents up to an aggregate amount of $1.5 billion. The forward sale agreements provide three settlement alternatives to us: physical settlement, cash settlement or net share settlement. In accordance with ASC 815, the forward sale agreements are classified as equity for balance sheet purposes. As of June 30, 2022, we executed five forward sale agreements to sell 579,873 shares of our common stock with maturity dates ranging from March 2023 to June 2023. The future gross settlement value for the forward sale agreements is approximately $394.8 million at an aggregate weighted-average forward sale price of $680.77 per share. The weighted-average forward sale price that we expect to receive upon physical settlement will be subject to adjustments for a discount rate factor equal to a specified benchmark rate less a spread minus scheduled dividends during the terms of the agreements.
As of June 30, 2022, we had $605.2 million of common stock remaining available for sale under the 2020 ATM Program, which amount gives effect to the unsettled forward sale transactions noted above. For the three and six months ended June 30, 2022 no shares were issued under the 2020 ATM Program. For the three and six months ended June 30, 2021, we issued 137,604 shares under the 2020 ATM Program, for approximately $99.6 million, net of payment of commissions to sales agents and other offering expenses.
Stock-Based Compensation

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
For the six months ended June 30, 2022, the Compensation Committee and/or the Stock Award Committee of our Board of Directors, as the case may be, granted an aggregate of 794,013 restricted stock units ("RSUs") to certain employees, including executive officers. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $663.94 per share and a weighted-average requisite service period of 3.51 years. The valuation of RSUs with only a service condition or a service and performance condition require no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of our stock price on the date of grant. We use revenues, adjusted funds from operations ("AFFO") per share and digital services revenues as the performance measurements in the RSUs with both service and performance conditions that were granted in the six months ended June 30, 2022.
We use a Monte Carlo simulation option-pricing model to determine the fair value of RSUs with a service and market condition. We used total shareholder return ("TSR") as the performance measurement in the RSUs with a service and market condition that were granted in the six months ended June 30, 2022. There were no significant changes in the assumptions used to determine the fair value of RSUs with a service and market condition that were granted in 2022 compared to the prior year.
The following table presents, by operating expense category, our stock-based compensation expense recognized in our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$11,878	$10,008	$22,321	$18,475
Sales and marketing	23,171	20,779	43,355	38,482
General and administrative	69,633	63,548	128,958	115,728
Total	$104,682	$94,335	$194,634	$172,685
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following tables present revenue information disaggregated by product lines and geographic areas, (in thousands):

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$541,988	$433,339	$281,635	$1,256,962	$1,064,159	$847,908	$564,250	$2,476,317
Interconnection	187,491	66,845	60,841	315,177	368,594	134,985	120,828	624,407
Managed infrastructure	55,329	30,447	19,916	105,692	104,551	61,437	40,558	206,546
Other (1)	5,581	22,048	1,991	29,620	10,715	28,462	3,328	42,505
Recurring revenues	790,389	552,679	364,383	1,707,451	1,548,019	1,072,792	728,964	3,349,775
Non-recurring revenues	40,475	46,522	22,706	109,703	83,266	76,889	41,671	201,826
Total	$830,864	$599,201	$387,089	$1,817,154	$1,631,285	$1,149,681	$770,635	$3,551,601

(1) Includes some leasing and hedging activities.

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$497,659	$398,703	$259,573	$1,155,935	$985,118	$786,978	$514,131	$2,286,227
Interconnection	167,618	65,258	54,898	287,774	332,505	126,908	108,080	567,493
Managed infrastructure	40,734	31,176	22,094	94,004	79,219	63,287	44,843	187,349
Other (1)	451	3,682	616	4,749	2,489	8,728	1,109	12,326
Recurring revenues	706,462	498,819	337,181	1,542,462	1,399,331	985,901	668,163	3,053,395
Non-recurring revenues	44,181	39,110	32,166	115,457	77,252	70,745	52,591	200,588
Total	$750,643	$537,929	$369,347	$1,657,919	$1,476,583	$1,056,646	$720,754	$3,253,983

(1) Includes some leasing and hedging activities.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
No single customer accounted for 10% or greater of our accounts receivable or revenues for the three and six months ended June 30, 2022 and 2021. There is no country outside of the U.S. from which we derived revenues that exceeded 10% of our total revenues for the three and six months ended June 30, 2022 and 2021.
We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain or loss on asset sales as presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Adjusted EBITDA:
Americas	$376,224	$325,924	$732,779	$670,416
EMEA	295,382	262,526	555,727	506,089
Asia-Pacific	188,726	208,827	371,538	394,004
Total adjusted EBITDA	860,332	797,277	1,660,044	1,570,509
Depreciation, amortization and accretion expense	(432,828)	(417,758)	(869,214)	(812,076)
Stock-based compensation expense	(104,682)	(94,335)	(194,634)	(172,685)
Transaction costs	(5,063)	(6,985)	(9,303)	(8,167)
Gain (loss) on asset sales	94	455	(1,724)	(1,265)
Interest income	4,508	374	6,614	1,103
Interest expense	(90,826)	(87,231)	(170,791)	(176,912)
Other expense	(6,238)	(39,377)	(15,787)	(46,327)
Gain (loss) on debt extinguishment	(420)	(102,460)	109	(115,518)
Income before income taxes	$224,877	$49,960	$405,314	$238,662
 We also provide the following additional segment disclosures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation and amortization:
Americas	$229,223	$222,134	$458,932	$425,567
EMEA	115,619	115,162	230,673	225,941
Asia-Pacific	88,428	78,945	179,005	159,750
Total	$433,270	$416,241	$868,610	$811,258
Capital expenditures:
Americas	$225,102	$250,342	$410,148	$455,516
EMEA	197,824	252,802	360,327	488,218
Asia-Pacific	61,904	189,088	126,873	312,096
Total	$484,830	$692,232	$897,348	$1,255,830

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Our long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, located in the following geographic areas as of (in thousands):

	June 30, 2022	December 31, 2021
Americas	$7,012,690	$6,777,174
EMEA	5,114,182	5,125,341
Asia-Pacific	3,328,308	3,543,260
Total property, plant and equipment, net	$15,455,180	$15,445,775

Americas	$281,443	$297,300
EMEA	438,353	470,330
Asia-Pacific	733,437	514,788
Total operating lease right-of-use assets	$1,453,233	$1,282,418
14.    Subsequent Events
Declaration of dividends
On July 27, 2022, we declared a quarterly cash dividend of $3.10 per share, which is payable on September 21, 2022 to our common stockholders of record as of the close of business on August 17, 2022.

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
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Contractual Obligations and Off-Balance-Sheet Arrangements
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
Overview
We provide a global, vendor-neutral data center, interconnection and edge services platform with offerings that aim to enable our customers to reach everywhere, interconnect everyone and integrate everything. Global enterprises, service providers and business ecosystems of industry partners rely on our IBX data centers and expertise around the world for the safe housing of their critical IT equipment and to protect and connect the world's most valued information assets. They also look to Platform Equinix® for the ability to directly and securely interconnect to the networks, clouds and content that enable today's information-driven global digital economy. Our recent IBX data center openings and acquisitions, as well as xScaleTM data center investments, have expanded our total global footprint to 248 IBXs, including 10 xScale data centers and the MC1 data center that are held in unconsolidated joint ventures, across 70 markets around the world. We offer the following solutions:

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
Historically, our market was served by large telecommunications carriers who bundled their products and services with their colocation offerings. The data center market landscape has evolved to include private and vendor-neutral multi-tenant data center ("MTDC") providers, hyperscale cloud providers, managed infrastructure and application hosting providers, and systems integrators. It is estimated that Equinix is one of more than 2,200 companies that provide MTDC offerings around the world. Each of these data center solutions providers can bundle various colocation, interconnection and network offerings and outsourced IT infrastructure solutions. We are able to offer our customers a global platform that reaches 31 countries with the industry’s largest and most active ecosystem of partners in our sites, proven operational reliability, improved application performance and a highly scalable set of offerings.
The cabinet utilization rate represents the percentage of cabinet space billed versus total cabinet capacity, which is used to measure how efficiently we are managing our cabinet capacity. Our cabinet utilization rate varies from market to market among our IBX data centers across our Americas, EMEA and Asia-Pacific regions. Our cabinet utilization rates were approximately 80% and 79% as of June 30, 2022 and 2021, respectively. Excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our cabinet utilization rate would have increased to approximately 81% as of June 30, 2022. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, results of operations and cash flows.
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
Revenue:
Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length and thereafter, automatically renews in one-year increments. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during the past three years, more than 80% of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. Our largest customer accounted for approximately 3% of our recurring revenues for both the three and six months ended June 30, 2022 and 2021. Our 50 largest customers accounted for approximately 36% and 37%, respectively, of our recurring revenues for the three and six months ended June 30, 2022 and 40% of our recurring revenues for the three and six months ended June 30, 2021.
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

Operating Expenses:
Cost of Revenues. The largest components of our cost of revenues are depreciation, rental payments related to our leased IBX data centers, utility costs, including electricity, bandwidth access, IBX data center employees' salaries and benefits, including stock-based compensation, repairs and maintenance, supplies and equipment and security. A majority of our cost of revenues is fixed in nature and should not vary significantly from period to period, unless we expand our existing IBX data centers or open or acquire new IBX data centers. However, there are certain costs that are considered more variable in nature, including utilities and supplies that are directly related to growth in our existing and new customer base. In addition, the cost of electricity is generally higher in the summer months, as compared to other times of the year. Our costs of electricity may also increase as a result of the physical effects of climate change, global energy supply constraints, increased regulations driving alternative electricity generation due to environmental considerations or as a result of our election to use renewable energy sources. To the extent we incur increased utility costs, such increased costs could materially impact our financial condition, results of operations and cash flows.
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
Taxation as a REIT
We elected to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with our 2015 taxable year. As of June 30, 2022, our REIT structure included all of our data center operations in the U.S., Canada (with the exception of one data center in Montreal), Mexico, Chile, Japan, Singapore and the majority of our data centers in EMEA. Our data center operations in other jurisdictions are operated as taxable REIT subsidiaries ("TRSs"). We included our share of the assets in xScale joint ventures (with the exception of Korea) in our REIT structure.
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

On each of March 23, 2022 and June 15, 2022 we paid a quarterly cash dividend of $3.10 per share. On July 27, 2022, we declared a quarterly cash dividend of $3.10 per share, payable on September 21, 2022, to our common stockholders of record as of the close of business on August 17, 2022. We expect the amount of all of our 2022 quarterly distributions and other applicable distributions to equal or exceed our REIT taxable income to be recognized in 2022.
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
2022 Highlights:
•In February, we entered into an Equity Forward amendment to the 2020 ATM Program, under which we may, from time to time, offer and sell shares under the equity distribution agreement pursuant to forward sale transactions. We have executed five forward sale agreements to sell 579,873 shares of our common stock with maturity dates ranging from March 2023 to June 2023. The future gross settlement value for the forward sale agreements is approximately $394.8 million at an aggregate weighted-average forward sale price of $680.77 per share. See Note 12 within the Condensed Consolidated Financial Statements.
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
•In April, we completed the acquisition of MainOne Cable Company Ltd. ("MainOne"), consisting of four data centers as well as a subsea cable and terrestrial fiber network. We acquired MainOne and its assets for a total purchase consideration of $278.4 million. See Note 4 within the Condensed Consolidated Financial Statements.
•In April, we issued $1.2 billion aggregate principal amount of 3.900% Senior Notes due 2032 (the "2032 Notes"). See Note 10 within the Condensed Consolidated Financial Statements.
•In April, we closed on a joint venture in the form of a limited liability partnership with GIC, to develop and operate two xScale data centers in Seoul, Korea (the "Asia-Pacific 3 Joint Venture"). Upon closing, we contributed $17.0 million in exchange for a 20% partnership interest in the joint venture. See Note 6 within the Condensed Consolidated Financial Statements.
•In April, we signed an agreement with Empresa Nacional De Telecomunicaciones S.A. ("Entel") to acquire a data center in Peru for a purchase price of PEN270.8 million, or approximately $70.7 million at the exchange rate in effect on April 27, 2022. The acquisition of the data center in Peru is expected to close in the third quarter of 2022, pending the achievement of certain closing conditions. See Note 4 within the Condensed Consolidated Financial Statements.
•In May, we completed the acquisition of four data centers in Chile from Entel for a total purchase consideration of $638.3 million at the exchange rate in effect on May 2, 2022. See Note 4 within the Condensed Consolidated Financial Statements.

Results of Operations
Our results of operations for the six months ended June 30, 2022 include the results of operations from four data centers in Chile acquired from Entel from May 2, 2022, the acquisition of MainOne from April 1, 2022 and two data centers acquired from GPX India from September 1, 2021.
In order to provide a framework for assessing our performance excluding the impact of foreign currency fluctuations, we supplement the year-over-year actual change in results of operations with comparative changes on a constant currency basis. Presenting constant currency results of operations is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for further discussion.
Three Months Ended June 30, 2022 and 2021
Revenues. Our revenues for the three months ended June 30, 2022 and 2021 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three Months Ended June 30,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas:
Recurring revenues	$790,389	44%	$706,462	43%	$83,927	12%	12%
Non-recurring revenues	40,475	2%	44,181	3%	(3,706)	(8)%	(8)%
	830,864	46%	750,643	46%	80,221	11%	11%
EMEA:
Recurring revenues	552,679	30%	498,819	30%	53,860	11%	13%
Non-recurring revenues	46,522	3%	39,110	2%	7,412	19%	34%
	599,201	33%	537,929	32%	61,272	11%	14%
Asia-Pacific:
Recurring revenues	364,383	20%	337,181	20%	27,202	8%	16%
Non-recurring revenues	22,706	1%	32,166	2%	(9,460)	(29)%	(23)%
	387,089	21%	369,347	22%	17,742	5%	13%
Total:
Recurring revenues	1,707,451	94%	1,542,462	93%	164,989	11%	13%
Non-recurring revenues	109,703	6%	115,457	7%	(5,754)	(5)%	2%
	$1,817,154	100%	$1,657,919	100%	$159,235	10%	12%

Revenues
(dollars in thousands)
Americas Revenues. During the three months ended June 30, 2022, Americas revenue increased by $80.2 million or 11% (and also 11% on a constant currency basis). Growth in Americas revenues was primarily due to:
•$11.1 million of incremental revenues generated from our IBX data center expansions;
•$7.0 million of incremental revenues from the Entel Chile Acquisition; and
•an increase in orders from both our existing customers and new customers during the period.
EMEA Revenues. During the three months ended June 30, 2022, EMEA revenue increased by $61.3 million or 11% (14% on a constant currency basis). Growth in EMEA revenues was primarily due to:
•net increase of $48.5 million of realized cash flow hedge gains from foreign currency forward contracts;
•$20.1 million of incremental revenues from the MainOne Acquisition;
•$12.7 million of incremental revenues from support provided to our joint ventures; and
•$10.3 million of incremental revenues generated from our IBX data center expansions.
The increase was partially offset by an unfavorable foreign currency impact during the three months ended June 30, 2022 as compared to the same period in 2021.
Asia-Pacific Revenues. During the three months ended June 30, 2022, Asia-Pacific revenue increased by $17.7 million or 5% (13% on a constant currency basis). Growth in Asia-Pacific revenue was primarily due to:
•approximately $21.0 million of incremental revenues generated from our IBX data center expansions; and
•$5.0 million of incremental revenues from the GPX India Acquisition.
The increase was partially offset by an unfavorable foreign currency impact during the three months ended June 30, 2022 as compared to the same period in 2021.

Cost of Revenues. Our cost of revenues for the three months ended June 30, 2022 and 2021 by geographic regions was as follows (dollars in thousands):

	Three Months Ended June 30,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas	$386,566	42%	$376,962	44%	$9,604	3%	3%
EMEA	320,499	34%	299,739	35%	20,760	7%	12%
Asia-Pacific	223,192	24%	188,419	21%	34,773	18%	27%
Total	$930,257	100%	$865,120	100%	$65,137	8%	11%
Cost of Revenues
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the three months ended June 30, 2022, Americas cost of revenues increased by $9.6 million or 3% (and also 3% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to $10.4 million of higher utilities costs, primarily driven by increases in prices, higher utility usage and IBX data center expansions.
EMEA Cost of Revenues. During the three months ended June 30, 2022, EMEA cost of revenues increased by $20.8 million or 7% (12% on a constant currency basis). The increase in our EMEA cost of revenues was primarily due to:
•net increase of $18.2 million net increase of realized cash flow hedge losses from foreign currency forward contracts; and
•$12.5 million of incremental cost of revenues from the MainOne Acquisition.
This increase was partially offset by lower depreciation and rent and facility costs, primarily in the United Kingdom ("UK") and the Netherlands.
Asia-Pacific Cost of Revenues. During the three months ended June 30, 2022, Asia-Pacific cost of revenues increased by $34.8 million or 18% (27% on a constant currency basis). The increase in our Asia-Pacific cost of revenues was primarily due to:
•$25.5 million of higher utilities costs, primarily driven by increases in power cost and higher utility usage in Singapore; and
•$9.9 million of higher depreciation expense, primarily from IBX data center expansions in Singapore and Japan.
We expect cost of revenues to increase across all three regions in line with the growth of our business, including from the impact of acquisitions.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended June 30, 2022 and 2021 by geographic regions were as follows (dollars in thousands):

	Three Months Ended June 30,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas	$122,782	63%	$115,558	62%	$7,224	6%	6%
EMEA	46,492	24%	46,320	25%	172	—%	5%
Asia-Pacific	24,453	13%	23,732	13%	721	3%	10%
Total	$193,727	100%	$185,610	100%	$8,117	4%	6%
Sales and Marketing Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. During the three months ended June 30, 2022, Americas sales and marketing expenses increased by $7.2 million or 6% (and also 6% on a constant currency basis). The increase was primarily due to higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to additional compensation expenses incurred related to headcount growth.
EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expense did not materially change during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expense did not materially change during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
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
General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2022 and 2021 by geographic regions were as follows (dollars in thousands):

	Three Months Ended June 30,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas	$249,068	68%	$224,594	70%	$24,474	11%	11%
EMEA	72,066	19%	60,160	19%	11,906	20%	24%
Asia-Pacific	49,214	13%	37,251	11%	11,963	32%	39%
Total	$370,348	100%	$322,005	100%	$48,343	15%	17%

 General and Administrative Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the three months ended June 30, 2022, Americas general and administrative expenses increased by $24.5 million or 11% (and also 11% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily due to:
•$21.1 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to additional compensation expenses incurred related to headcount growth; and
•$6.9 million of higher depreciation expenses associated with systems to support the growth of our business.
The increase was partially offset by $11.3 million of lower consulting costs driven by an increase in the conversion of contingent workers to full time employees.
EMEA General and Administrative Expenses. During the three months ended June 30, 2022, EMEA general and administrative expenses increased by $11.9 million or 20% (24% on a constant currency basis). The increase in our EMEA general and administrative expenses was primarily due to $6.4 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
Asia-Pacific General and Administrative Expenses. During the three months ended June 30, 2022, Asia-Pacific general and administrative expenses increased by $12.0 million or 32% (39% on a constant currency basis). The increase in our Asia-Pacific general and administrative expenses was primarily due to:
•$8.3 million of higher consulting costs in support of our business growth and location strategy; and
•$6.3 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
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
Transaction Costs. During the three months ended June 30, 2022, we did not record a significant amount of transaction costs. During the three months ended June 30, 2021, we recorded transaction costs of $7.0 million, primarily related to costs incurred in connection with the formation of the EMEA 2 Joint Venture.
Gain on Asset Sales. During the three months ended June 30, 2022 and 2021, we did not record a significant amount of gain on asset sales.

Income from Operations. Our income from operations for the three months ended June 30, 2022 and 2021 by geographic regions was as follows (dollars in thousands):

	Three Months Ended June 30,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas	$69,588	22%	$27,745	10%	$41,843	151%	147%
EMEA	158,289	51%	131,158	47%	27,131	21%	16%
Asia-Pacific	89,976	27%	119,751	43%	(29,775)	(25)%	(18)%
Total	$317,853	100%	$278,654	100%	$39,199	14%	14%
Americas Income from Operations. During the three months ended June 30, 2022, Americas income from operations increased by $41.8 million or 151% (147% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity, the recent acquisition and organic growth, as described above.
EMEA Income from Operations. During the three months ended June 30, 2022, EMEA income from operations increased by $27.1 million or 21% (16% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity, the recent acquisition and organic growth, as described above.
Asia-Pacific Income from Operations. During the three months ended June 30, 2022, Asia-Pacific income from operations decreased by $29.8 million or 25% (18% on a constant currency basis), primarily due to higher operating expenses as a percentage of revenues, which included higher utility costs, primarily driven by increases in prices and higher utility usage, as described above.
Interest Income. During the three months ended June 30, 2022 and 2021, we did not record a significant amount of interest income.
Interest Expense. Interest expense increased to $90.8 million for the three months ended June 30, 2022 from $87.2 million for the three months ended June 30, 2021, primarily due to the issuance of the 3.900% Senior Notes due 2032. During the three months ended June 30, 2022 and 2021, we capitalized $4.3 million and $6.7 million, respectively, of interest expense to construction in progress. See Note 10 within the Condensed Consolidated Financial Statements.
Other Expense. We recorded net other expense of $6.2 million during the three months ended June 30, 2022, including a $14.0 million stock-based charitable contribution and foreign currency exchange gains and losses. During the three months ended June 30, 2021, we recorded net other expense of $39.4 million, primarily due to a $33.6 million impairment charge resulting from the settlement of a pre-acquisition uncertain tax position, as well as foreign currency exchange gains and losses.
Loss on Debt Extinguishment. We did not record a significant amount of loss on debt extinguishment during the three months ended June 30, 2022. We recorded a loss on debt extinguishment of $102.5 million during the three months ended June 30, 2021 due to the redemption of the 5.375% Senior Notes due 2027.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2022 and 2021, respectively. As such, other than state income taxes and foreign income and withholding taxes, no provision for income taxes has been included for our REIT and QRSs in the accompanying condensed consolidated financial statements for the three months ended June 30, 2022 and 2021.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the three months ended June 30, 2022 and 2021.
For the three months ended June 30, 2022 and 2021, we recorded $8.6 million of income tax expense and $18.5 million of income tax benefit, respectively. Our effective tax rates were 3.8% and (37.1)% for the three months ended June 30, 2022 and 2021, respectively. The increase in the effective tax rate for the three months ended June 30, 2022 as compared to the same period in 2021 was primarily due to the reversal of uncertain tax positions of approximately $71.0 million in the prior period resulting from the settlement of various tax audits in the EMEA and Asia-Pacific regions. In the current period, we had a favorable resolution from the settlement of tax audits in the EMEA region, resulting in a tax benefit of approximately $41.4 million.
Of the unrecognized tax benefits realized in the prior period, approximately $33.6 million was related to the uncertain tax position inherited from the Metronode Acquisition in 2018. The uncertain tax position was covered by an indemnification agreement with the seller. The realization of the unrecognized tax benefits resulted in an impairment of the indemnification asset for the same amount, which was included in Other Income (Expense) on the Condensed Consolidated Statements of Operations.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income. Our adjusted EBITDA for the three months ended June 30, 2022 and 2021 by geographic regions was as follows (dollars in thousands):

	Three Months Ended June 30,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas	$376,224	44%	$325,924	41%	$50,300	15%	15%
EMEA	295,382	34%	262,526	33%	32,856	13%	16%
Asia-Pacific	188,726	22%	208,827	26%	(20,101)	(10)%	(2)%
Total	$860,332	100%	$797,277	100%	$63,055	8%	11%
Americas Adjusted EBITDA. During the three months ended June 30, 2022, Americas adjusted EBITDA increased by $50.3 million or 15% (and also 15% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity, the recent acquisition and organic growth, as described above.
EMEA Adjusted EBITDA. During the three months ended June 30, 2022, EMEA adjusted EBITDA increased by $32.9 million or 13% (16% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity, the recent acquisition, and organic growth as described above.
Asia-Pacific Adjusted EBITDA. During the three months ended June 30, 2022, Asia-Pacific adjusted EBITDA decreased by $20.1 million or 10% (2% on a constant currency basis), primarily due to higher utility costs, as described above.

Six Months Ended June 30, 2022 and 2021
Revenues. Our revenues for the six months ended June 30, 2022 and 2021 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Six Months Ended June 30,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency (1)
Americas:
Recurring revenues	$1,548,019	44%	$1,399,331	43%	$148,688	11%	10%
Non-recurring revenues	83,266	2%	77,252	2%	6,014	8%	8%
	1,631,285	46%	1,476,583	45%	154,702	10%	10%
EMEA:
Recurring revenues	1,072,792	30%	985,901	30%	86,891	9%	11%
Non-recurring revenues	76,889	2%	70,745	2%	6,144	9%	20%
	1,149,681	32%	1,056,646	32%	93,035	9%	12%
Asia-Pacific:
Recurring revenues	728,964	21%	668,163	21%	60,801	9%	16%
Non-recurring revenues	41,671	1%	52,591	2%	(10,920)	(21)%	(15)%
	770,635	22%	720,754	23%	49,881	7%	13%
Total:
Recurring revenues	3,349,775	95%	3,053,395	94%	296,380	10%	12%
Non-recurring revenues	201,826	5%	200,588	6%	1,238	1%	6%
	$3,551,601	100%	$3,253,983	100%	$297,618	9%	11%

(1)As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.
Revenues
(dollars in thousands)

Americas Revenues. During the six months ended June 30, 2022, Americas revenue increased by $154.7 million or 10% (and also 10% on a constant currency basis). Growth in Americas revenues was primarily due to:
•$24.5 million of incremental revenues generated from our IBX data center expansions;
•approximately $7.0 million of incremental revenues from the Entel Chile Acquisition; and
•an increase in orders from both our existing customers and new customers during the period.
EMEA Revenues. During the six months ended June 30, 2022, EMEA revenue increased by $93.0 million or 9% (12% on a constant currency basis). Growth in EMEA revenues was primarily due to:
•net increase of $65.2 million of realized cash flow hedge gains from foreign currency forward contracts;
•$20.1 million of incremental revenues generated from the MainOne Acquisition;
•$17.5 million of incremental revenues from services provided to our joint ventures; and
•approximately $16.0 million of incremental revenues generated from our IBX data center expansions.
The increase was partially offset by an unfavorable foreign currency impact during the six months ended June 30, 2022 as compared to the same period in 2021.
Asia-Pacific Revenues. During the six months ended June 30, 2022, Asia-Pacific revenue increased by $49.9 million or 7% (13% on a constant currency basis). Growth in Asia-Pacific revenue was primarily due to:
•approximately $39.6 million of incremental revenues generated from our IBX data center expansions; and
•$10.2 million incremental revenues from the GPX India acquisition.
The increase was partially offset by an unfavorable foreign currency impact during the six months ended June 30, 2022 as compared to the same period in 2021.
Cost of Revenues. Our cost of revenues for the six months ended June 30, 2022 and 2021 by geographic regions was as follows (dollars in thousands):

	Six Months Ended June 30,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas	$767,086	42%	$696,904	42%	$70,182	10%	10%
EMEA	626,840	34%	596,832	36%	30,008	5%	10%
Asia-Pacific	452,206	24%	382,601	22%	69,605	18%	25%
Total	$1,846,132	100%	$1,676,337	100%	$169,795	10%	13%

Cost of Revenues
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the six months ended June 30, 2022, Americas cost of revenues increased by $70.2 million or 10% (and also 10% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:
•$43.3 million of higher utilities, primarily driven by the gains received in 2021 from wind farm settlements in Texas and Oklahoma due to extreme weather conditions, increases in power cost, higher utility usage and IBX data center expansions;
•$10.7 million of higher depreciation driven by IBX data center expansions; and
•$9.5 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth, including that from our recent acquisition.
EMEA Cost of Revenues. During the six months ended June 30, 2022, EMEA cost of revenues increased by $30.0 million or 5% (10% on a constant currency basis). The increase in our EMEA cost of revenues was primarily due to:
•net increase of $24.5 million of realized cash flow hedge losses from foreign currency forward contracts; and
•$12.5 million of incremental cost of revenues from the MainOne Acquisition.
This increase was partially offset by a decrease of $8.8 million of lower rent and facilities costs and repairs and maintenance expense, primarily in the UK, the Netherlands and France.
Asia-Pacific Cost of Revenues. During the six months ended June 30, 2022, Asia-Pacific cost of revenues increased by $69.6 million or 18% (25% on a constant currency basis). The increase in our Asia-Pacific cost of revenues was primarily due to:
•$57.2 million of higher utilities primarily driven by increases in power cost and higher utility usage in Singapore;
•$16.2 million of higher depreciation expense, primarily from IBX data center expansions in Japan and Singapore; and
•$7.6 million of incremental cost of revenues from the GPX India acquisition.
This increase was partially offset by $13.1 million of lower other cost of revenue, primarily due to decreased customer installations.
We expect cost of revenues to increase across all three regions in line with the growth of our business, including from the impact of acquisitions.

Sales and Marketing Expenses. Our sales and marketing expenses for the six months ended June 30, 2022 and 2021 by geographic regions were as follows (dollars in thousands):

	Six Months Ended June 30,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas	$245,013	63%	$231,837	63%	$13,176	6%	6%
EMEA	91,390	24%	88,743	24%	2,647	3%	7%
Asia-Pacific	49,835	13%	47,857	13%	1,978	4%	10%
Total	$386,238	100%	$368,437	100%	$17,801	5%	7%
Sales and Marketing Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. During the six months ended June 30, 2022, Americas sales and marketing expenses increased by $13.2 million or 6% (and also 6% on a constant currency basis). The increase in our Americas sales and marketing expenses was primarily due to $10.8 million of higher compensation costs, including sales compensation, salaries and stock-based compensation, partially due to additional compensation expenses incurred related to headcount growth.
EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expense did not materially change during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expense did not materially change during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
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
General and Administrative Expenses. Our general and administrative expenses for the six months ended June 30, 2022 and 2021 by geographic regions were as follows (dollars in thousands):

	Six Months Ended June 30,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas	$484,186	67%	$430,789	69%	$53,397	12%	12%
EMEA	141,940	20%	119,141	19%	22,799	19%	23%
Asia-Pacific	96,909	13%	73,531	12%	23,378	32%	37%
Total	$723,035	100%	$623,461	100%	$99,574	16%	17%

 General and Administrative Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the six months ended June 30, 2022, Americas general and administrative expenses increased by $53.4 million or 12% (and also 12% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily due to:
•$40.2 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to additional compensation expenses incurred related to headcount growth, including the conversion of contingent workers to full time employees;
•$23.9 million of higher depreciation expense associated with systems to support the growth of our business; and
•$9.6 million of higher office expenses primarily due to additional software and support services.
This increase was partially offset by $23.9 million of lower consulting costs driven by an increase in the conversion of contingent workers to full time employees.
EMEA General and Administrative Expenses. During the six months ended June 30, 2022, EMEA general and administrative expenses increased by $22.8 million or 19% (23% on a constant currency basis). The increase in our EMEA general and administrative expenses was primarily due to:
•$14.8 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth; and
•net increase of realized cash flow hedge losses from foreign currency forward contracts.
Asia-Pacific General and Administrative Expenses. During the six months ended June 30, 2022, Asia-Pacific general and administrative expenses increased by $23.4 million or 32% (37% on a constant currency basis). The increase in our Asia-Pacific general and administrative expense was primarily due to:
•$17.0 million of higher consulting costs in support of our business growth and location strategy; and
•$10.1 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
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
Transaction costs. During the six months ended June 30, 2022, we recorded transaction costs totaling $9.3 million, primarily related to costs incurred in connection with the recent acquisitions and formation of the new joint ventures, see Notes 4, 5 and 6 within the Condensed Consolidated Financial Statements. During the six months ended June 30, 2021, we recorded transaction costs totaling $8.2 million, primarily related to costs incurred in connection with the recent acquisitions and the formation of the EMEA 2 Joint Venture.
Loss on Asset Sales. During the six months ended June 30, 2022 and 2021, we did not record a significant amount of loss on asset sales.
Income from Operations. Our income from operations for the six months ended June 30, 2022 and 2021 by geographic regions was as follows (dollars in thousands):

	Six Months Ended June 30,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas	$128,111	22%	$109,310	19%	$18,801	17%	16%
EMEA	286,497	49%	250,943	44%	35,554	14%	12%
Asia-Pacific	170,561	29%	216,063	37%	(45,502)	(21)%	(16)%
Total	$585,169	100%	$576,316	100%	$8,853	2%	2%
Americas Income from Operations. During the six months ended June 30, 2022, Americas income from operations increased by $18.8 million or 17% (16% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity, the recent acquisition and organic growth, as described above.
EMEA Income from Operations. During the six months ended June 30, 2022, EMEA income from operations increased by $35.6 million or 14% (12% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity, the recent acquisition and organic growth, as described above.
Asia-Pacific Income from Operations. During the six months ended June 30, 2022, Asia-Pacific income from operations decreased by $45.5 million or 21% (16% on a constant currency basis), primarily due to higher operating expenses as a percentage of revenues, which included higher utility costs, primarily driven by increases in prices and higher utility usage, as described above.
Interest Income. Interest income was $6.6 million, with an annualized yield of 0.76%, for the six months ended June 30, 2022. During the six months ended June 30, 2021, we did not record a significant amount of interest income.
Interest Expense. Interest expense decreased to $170.8 million for the six months ended June 30, 2022 from $176.9 million for the six months ended June 30, 2021, primarily due to interest savings as a result of our recent refinancing activities. During the six months ended June 30, 2022 and 2021, we capitalized $8.8 million and $12.8 million, respectively, of interest expense to construction in progress. See Note 10 within the Condensed Consolidated Financial Statements.
Other Expense. We recorded net other expense of $15.8 million for the six months ended June 30, 2022, including a $14.0 million stock-based charitable contribution and foreign currency exchange gains and losses. For the six months ended June 30, 2021, we recorded net other expense of $46.3 million, primarily due to a $33.6 million impairment charge resulting from the settlement of a pre-acquisition uncertain tax position, as well as foreign currency exchange gains and losses.
Gain or Loss on debt extinguishment. We did not record a significant amount of gain on debt extinguishment during the six months ended June 30, 2022. During the six months ended June 30, 2021, we recorded a loss on debt extinguishment of $115.5 million primarily due to the redemption of 2.875% Euro Senior Notes due 2026 and the 5.375% Senior Notes due 2027.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2022 and 2021, respectively. As such, other than state income taxes and foreign income and withholding taxes, no provision for income taxes has been included for our REIT and QRSs in the accompanying condensed consolidated financial statements for the six months ended June 30, 2022 and 2021.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the six months ended June 30, 2022 and 2021.
For the six months ended June 30, 2022 and 2021, we recorded $41.4 million and $14.1 million of income tax expense, respectively. Our effective tax rates were 10.2% and 5.9%, for the six months ended June 30, 2022 and 2021, respectively. The increase in the effective tax rate for the six months ended June 30, 2022 as compared to the same period in 2021 was primarily due to the reversal of uncertain tax positions of approximately $72.0 million in the prior period resulting from the settlement of various tax audits in the EMEA and Asia-Pacific regions. In the current period, we had a favorable resolution from the settlement of tax audits in the EMEA region, resulting in a tax benefit of approximately $41.4 million.
Of the unrecognized tax benefits realized in the prior period, approximately $33.6 million was related to the uncertain tax position inherited from the Metronode Acquisition in 2018. The uncertain tax position was covered by an indemnification agreement with the seller. The realization of the unrecognized tax benefits resulted in an impairment of the indemnification asset for the same amount, which was included in Other Income (Expense) on the Condensed Consolidated Statements of Operations.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income. Our adjusted EBITDA for the six months ended June 30, 2022 and 2021 by geographic regions was as follows (dollars in thousands):

	Six Months Ended June 30,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas	$732,779	45%	$670,416	43%	$62,363	9%	9%
EMEA	555,727	33%	506,089	32%	49,638	10%	13%
Asia-Pacific	371,538	22%	394,004	25%	(22,466)	(6)%	1%
Total	$1,660,044	100%	$1,570,509	100%	$89,535	6%	8%
Americas Adjusted EBITDA. During the six months ended June 30, 2022, Americas adjusted EBITDA increased by $62.4 million or 9% (and also 9% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity, the recent acquisition and organic growth, as described above.
EMEA Adjusted EBITDA. During the six months ended June 30, 2022, EMEA adjusted EBITDA increased by $49.6 million or 10% (13% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity, the recent acquisition, and organic growth as described above.
Asia-Pacific Adjusted EBITDA. During the six months ended June 30, 2022, Asia-Pacific adjusted EBITDA decreased by $22.5 million or 6% (1% on a constant currency basis), primarily due to the higher utility costs, as described above.
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
Adjusted EBITDA
We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales as presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$216,242	$68,487	$363,935	$224,561
Income tax expense (benefit)	8,635	(18,527)	41,379	14,101
Interest income	(4,508)	(374)	(6,614)	(1,103)
Interest expense	90,826	87,231	170,791	176,912
Other expense	6,238	39,377	15,787	46,327
(Gain) loss on debt extinguishment	420	102,460	(109)	115,518
Depreciation, amortization, and accretion expense	432,828	417,758	869,214	812,076
Stock-based compensation expense	104,682	94,335	194,634	172,685
Transaction costs	5,063	6,985	9,303	8,167
(Gain) loss on asset sales	(94)	(455)	1,724	1,265
Adjusted EBITDA	$860,332	$797,277	$1,660,044	$1,570,509
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
In presenting AFFO, we exclude certain items that we believe are not good indicators of our current or future operating performance. AFFO represents FFO excluding depreciation and amortization expense on non-real estate assets, accretion, stock-based compensation, stock-based charitable contributions, restructuring charges, impairment charges, transaction costs, an installation revenue adjustment, a straight-line rent expense adjustment, a contract cost adjustment, amortization of deferred financing costs and debt discounts and premiums, gain (loss) on debt extinguishment, an income tax expense adjustment, recurring capital expenditures, net income (loss) from discontinued operations, net of tax, and adjustments from FFO to AFFO for unconsolidated joint ventures' and noncontrolling interests' share of these items. The adjustments for installation revenue, straight-line rent expense and contract costs are intended to isolate the cash activity included within the straight-lined or amortized results in the condensed consolidated statement of operations. We exclude the amortization of deferred financing costs and debt discounts and premiums as these expenses relate to the initial costs incurred in connection with debt financings that have no current or future cash obligations. We exclude gain (loss) on debt extinguishment since it generally represents the write-off of initial costs incurred in connection with debt financings or a cost that is incurred to reduce future interest costs and is not a good indicator of our current or future operating performance. We include an income tax expense adjustment, which represents the non-cash tax impact due to changes in valuation allowances, uncertain tax positions and deferred taxes that do not relate to current period's operations. We deduct recurring capital expenditures, which represent expenditures to extend the useful life of its IBX data centers or other assets that are required to support current revenues. We also exclude net income (loss) from discontinued operations, net of tax, which represents results that may not recur and are not a good indicator of our current future operating performance.

Our FFO and AFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$216,242	$68,487	$363,935	$224,561
Net (income) loss attributable to non-controlling interests	80	(148)	(160)	140
Net income attributable to Equinix	216,322	68,339	363,775	224,701
Adjustments:
Real estate depreciation	278,046	271,500	558,242	528,144
(Gain) loss on disposition of real estate property	1,850	(518)	4,695	2,612
Adjustments for FFO from unconsolidated joint ventures	2,131	1,552	4,281	2,679
FFO attributable to common shareholders	$498,349	$340,873	$930,993	$758,136

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
FFO attributable to common shareholders	$498,349	$340,873	$930,993	$758,136
Adjustments:
Installation revenue adjustment	(34)	4,539	811	8,451
Straight-line rent expense adjustment	4,207	3,381	7,867	7,742
Contract cost adjustment	(7,891)	(13,381)	(22,830)	(27,392)
Amortization of deferred financing costs and debt discounts and premiums	4,536	4,447	8,740	8,370
Stock-based compensation expense	104,682	94,335	194,634	172,685
Stock-based charitable contributions	14,039	—	14,039	—
Non-real estate depreciation expense	103,349	93,062	208,924	178,040
Amortization expense	51,875	51,679	101,444	105,074
Accretion expense adjustment	(442)	1,517	604	818
Recurring capital expenditures	(34,775)	(45,331)	(58,656)	(65,661)
(Gain) loss on debt extinguishment	420	102,460	(109)	115,518
Transaction costs	5,063	6,985	9,303	8,167
Impairment charges (1)	—	33,552	—	33,552
Income tax expense adjustment (1)	(49,683)	(47,440)	(50,006)	(46,675)
Adjustments for AFFO from unconsolidated joint ventures	(2,303)	1,259	(1,734)	1,940
AFFO attributable to common shareholders	$691,392	$631,937	$1,344,024	$1,258,765

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

Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies. During the three and six months ended June 30, 2022 as compared to the same period in 2021 the U.S. dollar was stronger relative to the Australian dollar, Euro, Japanese yen and British Pound, which resulted in an unfavorable foreign currency impact on revenue, operating income and adjusted EBITDA, and a favorable foreign currency impact on operating expenses. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Our constant currency presentation excludes the impact of our foreign currency cash flow hedging activities. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our results of operations. To present this information, our current period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the six months ended June 30, 2021 are used as exchange rates for the six months ended June 30, 2022 when comparing the six months ended June 30, 2022 with the six months ended June 30, 2021).
Liquidity and Capital Resources
Sources and Uses of Cash
Customer collections are our primary source of cash. We believe we have a stable customer base, and have continued to experience relatively strong collections. As of June 30, 2022, our principle sources of liquidity were $1.9 billion of cash and cash equivalents. In addition, we had $3.9 billion of additional liquidity available to us from our $4.0 billion revolving facility and have general access to both public and private debt and the equity capital markets. We also have additional liquidity available to us from our 2020 ATM program, under which we may offer and sell from time to time our common stock in "at the market" transactions. As of June 30, 2022, we had $605.2 million in common stock available for sale under the 2020 ATM Program, which amount gives effect to $394.8 million of unsettled forward sale transactions.
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

Cash Flow

	Six Months Ended June 30,
	2022	2021	Change
	(dollars in thousands)
Net cash provided by operating activities	$1,382,704	$990,355	$392,349
Net cash used in investing activities	(1,627,881)	(1,364,411)	(263,470)
Net cash provided by financing activities	693,378	587,330	106,048
Operating Activities
Our cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary use of cash from our operating activities includes compensation and related costs, interest payments, other general corporate expenditures and taxes. Net cash provided by operating activities increased by $392.3 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily driven by improved results of operations offset by increases in cash paid for costs and operating expenses.
Investing Activities
Net cash used in investing activities increased by $263.5 million for the six months ended June 30, 2022 as compared to six months ended June 30, 2021, primarily due to a $883.7 million increase from the acquisitions of MainOne and four data centers in Chile from Entel and a $62.0 million increase in purchases of investments. This increase is partially offset by a $358.5 million decrease in capital expenditures, a $251.4 million increase in the proceeds from the sale of assets to our Joint Ventures, a $54.3 million decrease in real estate acquisitions and a $18.0 million increase in proceeds from the sale of investments.
Financing Activities
Net cash provided by financing activities increased by $106.0 million for the six months ended June 30, 2022 as compared to six months ended June 30, 2021, primarily driven by a $2.0 billion decrease in repayment of senior notes, a $676.9 million increase in proceeds from term loan facilities, a $135.0 million decrease in the repayment of term loan facilities, a $99.2 million decrease in debt extinguishment costs, a $29.3 million decrease in repayments of finance lease liabilities, a $7.4 million decrease in debt issuance costs and a $3.8 million increase in proceeds from employee awards. This increase is partially offset by a $2.7 billion decrease in proceeds from senior notes, a $99.6 million decrease in proceeds from the ATM program and a $51.6 million increase in dividend distributions.
Material Cash Commitments
As of June 30, 2022, our principle commitments were primarily comprised of:
•approximately $12.2 billion of principal from our senior notes (gross of debt issuance cost and debt discount);
•approximately $3.1 billion of interest on mortgage payable, loans payable, senior notes and term loans, based on their respective interest rates and recognized over the life of these instruments, and the credit facility fee for the revolving credit facility;
•$690.7 million of principal from our term loans, mortgage and loans payable (gross of debt issuance cost, debt discount, plus mortgage premium);
•approximately $5.1 billion of total lease payments, which represents lease payments under finance and operating lease arrangements, including renewal options that are reasonably certain to be exercised;
•approximately $1.5 billion of unaccrued capital expenditure contractual commitments, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open IBX data center expansion projects prior to making them available to customers for installation, the majority of which is payable within the next 12 months; and
•approximately $1.6 billion of other non-capital purchase commitments, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods, services or arrangements to be delivered or provided during 2023 and beyond, the majority of which is payable within the next two years.

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
Additionally, we entered into lease agreements with various landlords primarily for data center spaces and ground leases which have not yet commenced as of June 30, 2022. For additional information, see “Maturities of Lease Liabilities” in Note 9 within the Condensed Consolidated Financial Statements.
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
Market Risk
There have been no significant changes to our exposure management and procedures in relation to our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the six months ended June 30, 2022 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2021, other than factors discussed below.
The uncertainty that exists with respect to the economic impact of the COVID-19 pandemic and geopolitical instability due to the ongoing military conflict between Russia and Ukraine has introduced significant volatility in the financial markets. See Part II, Item 1A. Risk Factors for additional information regarding potential risks to our business, financial condition and results of operations related to the COVID-19 pandemic.

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
We have entered into various foreign currency debt obligations. As of June 30, 2022, the total principal amount of foreign currency debt obligations was $1.8 billion, including $1.2 billion denominated in Euro and $608.9 million denominated in British Pound. As of June 30, 2022, we have designated $1.8 billion of the total principal amount of foreign currency debt obligations as net investment hedges against our net investments in foreign subsidiaries. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge are recorded as a component of other comprehensive income (loss) in the condensed consolidated balance sheets. Fluctuations in the exchange rates between these foreign currencies and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the foreign currency debt obligations at maturity. If the U.S. Dollar would have been weaker or stronger by 10% in comparison to these foreign currencies as of June 30, 2022, we estimate our obligation to cash settle the principal of these foreign currency debt obligations in U.S. Dollars would have increased or decreased by approximately $195.8 million and $160.2 million, respectively.
We are also party to cross-currency interest rate swaps. As of June 30, 2022, the total notional amount of cross-currency interest rate swap contracts outstanding was $3.9 billion. The cross-currency interest rate swaps are designated as hedges of our net investment in foreign subsidiaries and changes in the fair value of these swaps are recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. If the U.S. dollar weakened or strengthened by 10% in comparison to foreign currencies, we estimate our obligation to cash settle these hedges would have increased or decreased by approximately $380.5 million and $311.2 million, respectively.
The U.S. Dollar strengthened relative to certain of the currencies of the foreign countries in which we operate during the six months ended June 30, 2022. This has impacted our condensed consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. Dollar will continue to impact us in future periods.
With the existing cash flow hedges in place, a hypothetical additional 10% strengthening of the U.S. Dollar for the six months ended June 30, 2022 would have resulted in a reduction of our revenues and a reduction of our operating expenses including depreciation and amortization expense by approximately $112.5 million and $110.3 million, respectively.
With the existing cash flow hedges in place, a hypothetical additional 10% weakening of the U.S. Dollar for the six months ended June 30, 2022 would have resulted in an increase of our revenues and an increase of our operating expenses including depreciation and amortization expense by approximately $140.3 million and $138.0 million, respectively.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate increase or decrease in current interest rates from their position as of June 30, 2022 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations. However, the interest expense associated with our senior credit facility and term loans that bear interest at variable rates could be affected. For every 100-basis point increase or decrease in interest rates, our annual interest expense could increase by approximately $6.1 million or decrease by approximately $6.1 million based on the total balance of our term loan borrowings as of June 30, 2022. As of June 30, 2022, we had not employed any interest rate derivative products to hedge our variable rate debt obligations. However, we may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.
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
(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business:
Risks Related to Our Business and Our Operations
Inflation in the global economy and adverse global economic conditions, like the ones we are currently experiencing, could negatively affect our business and financial condition.

Inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades. We are also experiencing an increase in our costs to procure power and supply chain issues globally. We are seeing impact from these issues on various aspects of our business. Our efforts to mitigate the risks associated with these global economic conditions may not be successful and our business and growth could be adversely affected. Rising prices for materials related to our IBX data center construction and our data center offerings, energy and gas prices, as well as rising wages and benefits costs negatively impact our business by increasing our operating costs. The levels of inflation we are currently experiencing may cause a decrease in sales of our offerings should customers scale back their operations and could result in churn in our customer base, reductions in revenues from our offerings, adverse effects to our DSO, longer sales cycles, slower adoption of new technologies and increased price competition, which could adversely affect our liquidity. Customers and vendors filing for bankruptcy could also lead to costly and time-intensive actions with adverse effects, including greater difficulty or delay in accounts receivable collection. The uncertain economic environment could also have an impact on our foreign exchange forward contracts if our counterparties' credit deteriorates or if they are otherwise unable to perform their obligations. Adverse global economic conditions like the ones we are currently experiencing because of global inflation, the increased cost of power, and supply chain issues have created, and in the future may increase, risk to our business and financial outlook.

Finally, volatility in the financial markets like we are currently experiencing could affect our ability to access the capital markets at a time when we desire, or need, to do so which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been the result of many global macro-economic factors including the ongoing military conflict between Russia and Ukraine. Our business, financial condition, and results of operations may be materially adversely affected by the negative impact on the global economy, supply chain and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets have experienced volatility and disruption following the escalation of geopolitical tensions and the ongoing military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, an increase in cyber security incidents as well as supply chain disruptions.

Additionally, various of Russia’s actions have led to sanctions and other penalties being levied by the U.S., the European Union, and other countries, as well as other public and private actors and companies, against Russia and certain other geographic areas, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system and restrictions on imports of Russian oil, liquified natural gas and coal. These disruptions in the oil and gas markets have caused, and could continue to cause, significant increases in energy prices, which could have a material effect on our business. Additional potential sanctions and penalties have also been proposed and/or threatened. Some of our IBX data centers in EMEA partially rely on energy produced in-part from fossil fuels originating from Russia, which Russia has reduced. If Russia further reduces or turns off energy supplies to Europe, our EMEA operations could be affected adversely. Russian military actions and the resulting sanctions could further adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional debt or equity financing on attractive terms in the future.

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

The effects of the COVID-19 pandemic could have a negative effect on our business, results of operations and financial condition.

We have continuously monitored our global operations in light of the COVID-19 pandemic. We have implemented procedures focusing on the health and safety of our employees, customers, partners and communities, the continuity of our business offerings and compliance with governmental regulations and local public health guidance and ordinances. While our business operations have continued without interruption and our IBX data centers have remained fully operational to date, we cannot guarantee our business operations or our IBX data centers will not be negatively impacted in the future. Our IBX data centers were designated “essential businesses” or “critical infrastructure” for purposes of remaining open during the COVID-19 pandemic in all of the jurisdictions that published these exemptions but any change in these classifications could cause operational disruptions or closures of the affected IBX data centers should such restrictions be restored.

We have continued to track infections and adapt our policies and procedures based on a number of factors including the COVID-19 pandemic severity in each office and IBX location. These proactive actions we have taken or may take in the future and any restrictions imposed by the government could result in business delays, operational disruption and customer dissatisfaction. Employee illnesses resulting from the pandemic could result in further inefficiencies or delays and suspected or confirmed cases in an IBX data center could require temporary closure of the affected IBX data center for cleaning or until local regulatory requirements are fulfilled. Any closure of an IBX data center or limitation of customer access could cause customer dissatisfaction if customers are unable to access their equipment within the IBX data center. We also have service level agreements which could be affected if we are required to close an IBX data center for any reason.

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

Our IBX data centers are affected by problems accessing electricity sources, such as planned or unplanned power outages and limitations on transmission or distribution. Unplanned power outages, including, but not limited to those relating to large storms, earthquakes, fires, tsunamis, cyberattacks, war, and any failures of electrical power grids more generally, and planned power outages by public utilities, such as those related to Pacific Gas and Electric Company's planned outages in California to minimize fire risks, could harm our customers and our business. Employees working from home could be subjected to planned power outages at home which could be difficult to track and could affect the day to day operations of our non-IBX data center employees. Our international operations are sometimes located outside of developed, reliable electricity markets, where we are exposed to some insecurity in supply associated with technical and regulatory problems, as well as transmission constraints. Some of our IBX data centers are located in leased buildings where, depending upon the lease requirements and number of tenants involved, we may or may not control some or all of the infrastructure including generators and fuel tanks. As a result, in the event of a power outage, we could be dependent upon the landlord, as well as the utility company, to restore the power. We attempt to limit our exposure to system downtime by using backup generators, onsite fuel storage and through contracts with fuel suppliers, but these measures may not always prevent downtime or solve for long-term or large-scale outages. Any outage or supply disruption could adversely affect our business, customer experience and revenues.

We are currently experiencing inflation and volatility pressures in the energy market globally. In particular, current dislocation in the Singapore power market has resulted in Equinix having to buy power at extremely elevated spot and future rates and this ongoing price volatility impacted elements of our 2022 financial projections and long-term models. Various macroeconomic factors are contributing to the instability and global power shortage including the Russian and Ukraine war, the COVID-19 pandemic, severe weather events, governmental regulations, government relations and inflation. The price for power in many of the countries in which we operate has seen significant increases in recent months, and it is unclear when the markets will stabilize. While we have aimed to minimize our risk exposure related to power procurement in Singapore and globally via hedging, conservation, and other efficiencies, we expect the cost for power to continue to be volatile and unpredictable and subject to inflationary pressures. We believe we have made appropriate estimates for these costs in our forecasting but the current unpredictable energy market could materially affect our financial forecasting, results of operations and financial condition.

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

We have experienced and may continue to experience gains and losses resulting from fluctuations in foreign currency exchange rates. To date, the majority of revenues and costs in our international operations are denominated in foreign currencies. As we have experienced in Q2 2022, where our prices are denominated in U.S. Dollars, our sales and revenues could be adversely affected by declines in foreign currencies relative to the U.S. Dollar, thereby making our offerings more expensive in local currencies. We are also exposed to risks resulting from fluctuations in foreign currency exchange rates in connection with our international operations. To the extent we are paying contractors in foreign currencies, our operations could cost more than anticipated as a result of declines in the U.S. Dollar relative to foreign currencies. In addition, fluctuating foreign currency exchange rates have a direct impact on how our international results of operations translate into U.S. Dollars.

Although we currently undertake, and may decide in the future to further undertake, foreign exchange hedging transactions to reduce foreign currency transaction exposure, we do not currently intend to eliminate all foreign currency transaction exposure. In addition, REIT compliance rules may restrict our ability to enter into hedging transactions. Therefore, any weakness of the U.S. Dollar may have a positive impact on our consolidated results of operations because the currencies in the foreign countries in which we operate may translate into more U.S. Dollars. However, as we have experienced more recently, if the U.S. Dollar strengthens relative to the currencies of the foreign countries in which we operate, our consolidated financial position and results of operations may be negatively impacted as amounts in foreign currencies will generally translate into fewer U.S. Dollars. For additional information on foreign currency risks, refer to our discussion of foreign currency risk in "Quantitative and Qualitative Disclosures About Market Risk" included in Item 2 of this Quarterly Report on Form 10-Q.
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

We have experienced fluctuations in our results of operations on a quarterly and annual basis. The fluctuations in our results of operations may cause the market price of our common stock to be volatile. We may experience significant fluctuations in our results of operations in the foreseeable future due to a variety of factors, including, but not limited to:

•fluctuations of foreign currencies in the markets in which we operate similar to the ones we have experienced recently;
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
As of June 30, 2022, our retained earnings were $2.6 billion. Although we have generated net income for each fiscal year since 2008, except for the year ended December 31, 2014, we are currently investing heavily in our future growth through the build out of multiple additional IBX data centers, expansions of IBX data centers and acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as transaction costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover the additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing, we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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

In order to sustain our growth in certain of our existing and new markets, we may have to expand an existing data center, lease a new facility or acquire suitable land, with or without structures, to build new IBX data centers from the ground up. Expansions or new builds are currently underway, or being contemplated, in many of our markets. These construction projects expose us to many risks which could have an adverse effect on our results of operations and financial condition. The current global supply chain and inflation issues have exacerbated many of these construction risks and created additional risks for our business. Some of the risks associated with construction projects include:

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

Over the last several years, we have completed numerous acquisitions, including most recently that of four data centers in Chile from Entel, a leading Chilean telecommunications provider in 2022, MainOne in West Africa in April 2022, and GPX Global System's, Inc.'s India operations in September 2021. We expect to make additional acquisitions in the future, which may include (i) acquisitions of businesses, products, solutions or technologies that we believe to be complementary, (ii) acquisitions of new IBX data centers or real estate for development of new IBX data centers; (iii) acquisitions through investments in local data center operators; or (iv) acquisitions in new markets with higher risk profiles. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, including:

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

We may not realize all of the anticipated benefits from our Joint Ventures. The success of these Joint Ventures will depend, in part, on the successful partnership between Equinix and our JV partners. Such a partnership is subject to risks as outlined below in our risk factor related to Joint Ventures, and more generally, to the same types of business risks as would impact our IBX data center business. A failure to successfully partner, or a failure to realize our expectations for the Joint Ventures, including any contemplated exit strategy from a Joint Venture, could materially impact our business, financial condition and results of operations. These Joint Ventures could also be negatively impacted by inflation, supply chain issues, an inability to obtain financing on favorable terms or at all, and development and construction delays, including those we are currently experiencing in many markets globally.

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
•we may in certain circumstances be liable for the actions of our third-party partners or guarantee all or a portion of the joint venture's liabilities, which may require us to pay an amount greater than its investment in the joint venture; and
•a joint venture partner's decision to exit the joint venture may not be at an opportune time for us or in our business interests.

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
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of June 30, 2022, our total indebtedness (gross of debt issuance cost, debt discount, and debt premium) was approximately $15.0 billion, our stockholders' equity was $10.6 billion and our cash and cash equivalents totaled $1.9 billion. In addition, as of June 30, 2022, we had approximately $3.9 billion of additional liquidity available to us from our $4.0 billion revolving credit facility. In addition to our substantial debt, we lease many of our IBX data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of June 30, 2022, we recorded operating lease liabilities of $1.4 billion, which represents our obligation to make lease payments under those lease arrangements.
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
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. In October 2020, we established an "at the market" equity offering program (the "2020 ATM Program") in the amount of $1.5 billion under which we may, from time to time, issue and sell shares of our common stock to or through sales agents up to established limits. As of June 30, 2022, we had $605.2 million available for sale under the 2020 ATM Program, which amount gives effect to $394.8 million of unsettled forward sale transactions. We expect to refresh our ATM program periodically, which could lead to additional dilution for our stockholders in the future. We may also seek authorization to sell additional shares of common stock through other means which could lead to additional dilution for our stockholders. Please see Note 12 within the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for sales of our common stock under our ATM program.
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

We are subject to various federal, state and local environmental and health and safety laws and regulations in the United States and at our non-U.S. locations, including those relating to the generation, storage, handling and disposal of hazardous substances and wastes. Certain of these laws and regulations also impose joint and several liability, without regard to fault, for investigation and cleanup costs on current and former owners and operators of real property and persons who have disposed of or released hazardous substances into the environment. Our operations involve the use of hazardous substances and materials such as petroleum fuel for emergency generators, as well as batteries, cleaning solutions and other materials. At some of our locations, hazardous substances or regulated materials are known to be present in soil or groundwater, and there may be additional unknown hazardous substances or regulated materials present at sites we own, operate or lease. At some of our locations, there are land use restrictions in place relating to earlier environmental cleanups that do not materially limit our use of the sites. To the extent any hazardous substances or any other substance or material must be cleaned up or removed from our property, we may be responsible under applicable laws, permits or leases for the removal or cleanup of such substances or materials, the cost of which could be substantial.

We purchase significant amounts of electricity from generating facilities and utility companies that are subject to environmental laws, regulations and permit requirements. These environmental requirements are subject to material change, which could result in increases in our electricity suppliers' compliance costs that may be passed through to us. Regulations promulgated by the U.S. EPA or state agencies, or by regulators in other countries, could limit air emissions from fossil fuel-fired power plants, restrict discharges of cooling water, and otherwise impose new operational restraints on power plants that could increase costs of electricity. Regulatory programs intended to promote increased generation of electricity from renewable sources may also increase our costs of procuring electricity. In addition, we are directly subject to environmental, health and safety laws regulating air emissions, storm water management and other issues arising in our business. For example, our emergency generators are subject to state and federal regulations governing air pollutants, which could limit the operation of those generators or require the installation of new pollution control technologies. While environmental regulations do not normally impose material costs upon our operations, unexpected events, equipment malfunctions, human error and changes in law or regulations, among other factors, can lead to additional capital requirements, limitations upon our operations and unexpected increased costs.

Regulation of greenhouse gas ("GHG") emissions could increase the cost of electricity by reducing amounts of electricity generated from fossil fuels, by requiring the use of more expensive generating methods, by requiring capture, management or reduction of GHG emissions, or by imposing taxes or fees upon electricity or GHG emissions. There has been interest in the U.S. Congress and in countries where we operate abroad in addressing climate change. In the U.S., there is a possibility that new regulations or legislation will be proposed and potentially enacted that would seek to limit carbon dioxide emissions and the use of fossil fuels. Past legislative proposals to address climate change have included measures ranging from "carbon taxes," to tax credits, to federally imposed limitations on GHG emissions. The course of future legislation and regulation in the U.S. and abroad remains difficult to predict and the potential increased costs associated with GHG regulation or taxes cannot be estimated at this time.
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

We maintain disaster recovery and business continuity plans that would be implemented in the event of severe weather events that interrupt our business or affect our customers' IT infrastructure housed in our IBX data centers. While these plans are designed to allow us to recover from natural disasters or other events that can interrupt our business, we cannot be certain that our plans will work as intended, to mitigate the impacts of such disasters or events. Failure to prevent impact to customers from such events could adversely affect our business.

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

We may fail to achieve our environmental goals which may adversely affect public perception of our business and affect our relationship with our customers, our stockholders and/or other stakeholders.

We have prioritized sustainability and have established long term goals of using 100% clean and renewable energy and reducing our GHG emissions from our operations and supply chain. We also face pressure from our customers, stockholders and other stakeholders, such as the communities in which we operate, who are increasingly focused on climate change, to prioritize renewable energy procurement, reduce our carbon footprint and promote sustainable practices. To address these goals and concerns, where possible, we plan to continue to scale our renewable energy strategy, seek low-carbon alternatives for traditional fuel sources, use refrigerants that pose fewer risks of environmental impact, and pursue opportunities to improve energy and water efficiency. As a result of these and other initiatives, we intend to make progress towards reducing our environmental impact and global carbon footprint, as well as ensuring that our business remains viable in a low-carbon economy. It is possible, however, that we may fail to reach our stated environmental goals in a timely manner or that our customers, stockholders or members of our communities might not be satisfied with our sustainability efforts or the speed of their adoption. A failure to meet our environmental goals could adversely affect public perception of our business, employee morale or customer, stockholder or community support. If we do not meet our customers' or stockholders' expectations regarding those initiatives, or lose support in our communities, our business and/or our share price could be harmed.
Risks Related to Certain Regulations and Laws, Including Tax Laws
Changes in U.S. or foreign tax laws, regulations, or interpretations thereof, including changes to tax rates, may adversely affect our financial statements and cash taxes.

We are a U.S. company with global subsidiaries and are subject to income and other taxes in the U.S. (although currently limited due to our taxation as a REIT) and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income and other taxes. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no certainty that additional taxes will not be due upon audit of our tax returns or as a result of changes to the tax laws and interpretations thereof. For example, we are currently undergoing audits in a number of jurisdictions where we operate. The final results of these audits are uncertain and may not be resolved in our favor. Additionally, the Inflation Reduction Act of 2022, recently introduced by the U.S. Senate, proposes a new 15% book minimum tax on large corporations. It is unclear to what extent REITs might be exempt from any enacted legislation. Changes in tax laws, including the passage of a 15% minimum tax in the U.S., could have a material adverse effect on our tax liability and impact our REIT dividend distribution meaningfully.

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
We paid a quarterly distribution in March of 2022 and have declared a quarterly distribution to be paid on September 21, 2022. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the creation of reserves or required debt service or amortization payments.
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

We continue to evolve our forecasting models as necessary and appropriate but if our predictions are inaccurate and our results differ materially from our forecasts, we could make inappropriate financial decisions. Additionally, inaccuracies in our models could adversely impact our compliance with REIT asset tests, future profitability, stock price and/or stockholder confidence.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as of May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/2015	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/2015	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/2015	2.3

2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	12/6/2016	2.1

2.5	Amendment No. 1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	10-K	12/31/2016	2.5

2.6	Amendment No. 2 to the Transaction Agreement, dated April 30, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	5/1/2017	2.1

2.7	Amendment No. 3 to the Transaction Agreement, dated June 29, 2018, by and between Verizon Communications Inc. and Equinix, Inc.	10-Q	8/8/2018	2.7

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/2002	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/14/2011	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/11/2013	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	4/13/2022	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture, dated as of November 20, 2014, between Equinix, Inc. and U.S. Bank National Association as trustee.	8-K	11/20/2014	4.1

4.3	Fourth Supplemental Indenture, dated as of March 22, 2017 between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/22/2017	4.2

4.4	Form of 5.375% Senior Notes due 2027 (see Exhibit 4.3)

4.5	Fifth Supplemental Indenture, dated as of September 20, 2017 among Equinix, Inc. and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent.	8-K	9/20/2017	4.2

4.6	Indenture, dated as of December 12, 2017, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	12/5/2017	4.1

4.7	Third Supplemental Indenture, dated as of April 2, 2018, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	4/3/2018	4.2

4.8	Form of 5.00% Senior Notes due October 2020 (see Exhibit 4.7)

4.9	Form of 5.00% Senior Notes due April 2021 (see Exhibit 4.7)

4.10	Fourth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.2

4.11	Form of 2.625% Senior Notes due 2024 (See Exhibit 4.10)

4.12	Fifth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.4

4.13	Form of 2.900% Senior Notes due 2026 (See Exhibit 4.12)

4.14	Sixth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.6

4.15	Form of 3.200% Senior Notes due 2029 (See Exhibit 4.14)	8-K	6/22/2020

4.16	Seventh Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/22/2020	4.2

4.17	Form of 1.250% Senior Notes due 2025 (See Exhibit 4.16)	8-K	6/22/2020	4.3

4.18	Eighth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/22/2020	4.4

4.19	Form of 1.800% Senior Notes due 2027 (See Exhibit 4.18)	8-K	6/22/2020	4.5

4.20	Ninth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/22/2020	4.6

4.21	Form of 2.150% Senior Notes due 2030 (see Exhibit 4.20)	8-K	6/22/2020	4.7

4.22	Tenth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	6/22/2020	4.8

4.23	Form of 3.000% Senior Notes due 2050 (See Exhibit 4.22)	8-K	6/22/2020	4.9

4.24	Eleventh Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	10/7/2020	4.2

4.25	Form of 1.000% Senior Notes due 2025 (included in Exhibit 4.24)	8-K	10/7/2020	4.3

4.26	Twelfth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	10/7/2020	4.4

4.27	Form of 1.550% Senior Notes due 2028 (included in Exhibit 4.26)	8-K	10/7/2020	4.5

4.28	Thirteenth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	10/7/2020	4.6

4.29	Form of 2.950% Senior Notes due 2051 (included in Exhibit 4.28)	8-K	10/7/2020	4.7

4.30	Fourteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/11/2021	4.2

4.31	Form of 0.250% Senior Notes due 2027 (included in Exhibit 4.30)	8-K	3/11/2021	4.3

4.32	Fifteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	3/11/2021	4.4

4.33	Form of 1.000% Senior Notes due 2033 (included in Exhibit 4.32)	8-K	3/11/2021	4.5

4.34	Sixteenth Supplemental Indenture, dated as of May 17, 2021, between Equinix, Inc. and U.S. Bank.	8-K	5/17/2021	4.2

4.35	Form of 1.450% Senior Notes due 2026 (included in Exhibit 4.34)	8-K	5/17/2021	4.3

4.36	Seventeenth Supplemental Indenture, dated as of May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.4

4.37	Form of 2.000% Senior Notes due 2028 (included in Exhibit 4.36)	8-K	5/17/2021	4.5

4.38	Eighteenth Supplemental Indenture, dated May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.6

4.39	Form of 2.500% Senior Notes due 2031 (included in Exhibit 4.38)	8-K	5/17/2021	4.7

4.40	Nineteenth Supplemental Indenture, dated May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.8

4.41	Form of 3.400% Senior Notes due 2052 (included in Exhibit 4.40)	8-K	5/17/2021	4.9

4.42	Twentieth Supplemental Indenture, dated as of April 5, 2022, between Equinix, Inc. and U.S. Bank Trust Company National Association, as trustee.	8-K	4/5/2022	4.2

4.43	Form of 3.900% Senior Notes due 2032 (included in Exhibit 4.42)	8-K	4/5/2022	4.3

4.44	Form of Registrant's Common Stock Certificate.	10-K	12/31/2014	4.13

4.45	Description of Securities	10-K	12/31/2022	4.43

10.1**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.2**	2000 Equity Incentive Plan, as amended.	10-K	12/31/2016	10.2

10.3**	2020 Equity Incentive Plan	DEF14A	4/27/2020	Appendix A

10.4**	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.	10-Q	6/30/2014	10.5

10.5**	2020 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2020	10.19

10.6**	2020 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2020	10.20

10.7**	2020 Form of Time-Based Restricted Stock Agreement for Executives.	10-Q	3/31/2020	10.21

10.8**	2021 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2021	10.11

10.9**	2021 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2021	10.12

10.10**	2021 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2021	10.13

10.11**	2022 Form of Revenue/AFFO per Share/Digital Services Performance Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2022	10.11

10.12**	2022 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2022	10.12

10.13**	2022 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2022	10.13

10.14**	2022 Equinix, Inc. Annual Incentive Plan.	10-Q	3/31/2022	10.14

10.15	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014.	10-Q	9/30/2014	10.67

10.16	Share Purchase Agreement with Digital Realty Trust, L.P., relating to the sale and purchase of shares in TelecityGroup UK LON Limited, Telecity Netherlands AMS01 AMS04 BV, Equinix Real Estate (TCY AMS04) B.V. and TelecityGroup Germany Fra2 GmbH, dated May 14, 2016.	10-Q	6/30/2016	10.55

10.17	Credit Agreement dated as of December 12, 2017 among Equinix, Inc. as Borrower, The Guarantors Parties (defined therein), Bank of America, N.A., as Administrative Agent, Lender and L/C issuer, Barclays Bank PLS, Goldman Sachs Bank USA, HSBC Securities (USA) Inc. ING Capital LLC, TD Securities (USA) LLC, and Wells Fargo Bank, National Association as Co-Documentation Agents, the Other Lenders Party (defined therein) and Bank of America, N.A., Citibank, N.A., JPMorgan Chase Bank, N.A., MUFG, and RBC Capital Markets as Joint Lead Arrangers and Joint Book Runners.	10-K	12/31/2017	10.40

10.18	Consent and First Amendment to Credit Agreement, dated as of June 28, 2018 by and among Equinix, Inc. as Borrower, the Guarantors (defined therein), the Lenders (as such term is defined in the Credit Agreement referred to therein), and BANK OF AMERICA, N.A., as Administrative Agent.	10-Q	8/8/2018	10.35

10.19	Second Amendment to Credit Agreement, dated as of July 26, 2018, by and between Equinix, Inc. as Borrower, the financial institutions defined therein, MUFG Bank, Ltd., as Technical Agent and Bank of America, N.A. as Administrative Agent, under that certain Credit Agreement dated December 12, 2017.	10-Q	8/8/2018	10.36

10.20	Third Amendment to Credit Agreement, dated as of April 26, 2019, by and among Equinix, Inc., Delaware corporation ("Equinix" or the "Borrower"), each "Lender" (as such term is defined in the Credit Agreement referred to therein) party hereto, and BANK OF AMERICA, N.A., as Administrative Agent, under that certain Credit Agreement dated December 12, 2017.	10-Q	6/30/2019	10.34

10.21	Credit Agreement dated April 15, 2020, by and among Equinix, as borrower, a syndicate of financial institutions, as lenders, MUFG Bank, Ltd.as administrative agent, and MUFG Union Bank, N.A., Sumitomo, Mitsui Banking Corporation, TD Securities (USA) LLC and Mizuho Bank, Ltd., as joint lead arrangers.	10-Q	6/30/2020	10.25

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
Date: July 29, 2022
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