Form 10-Q
period 2022-09-30
EQUINIX INC
filed 2022-11-04
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares outstanding of the registrant's Common Stock as of November 3, 2022 was 92,538,115.

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
Risks Related to Our Business and Our Operations

•Inflation in the global economy, increased interest rates and adverse global economic conditions, like the ones we are currently experiencing, could negatively affect our business and financial condition.
•We are currently operating in a period of economic uncertainty and capital markets disruption, which has been the result of many global macro-economic factors including the ongoing military conflict between Russia and Ukraine. These macro-economic and other factors could negatively affect our business and financial condition.
•The effects of the COVID-19 pandemic could have a negative effect on our business, results of operations and financial condition.
•Our business could be harmed by increased costs to procure power, prolonged power outages, shortages or capacity constraints as well as restrictions on access to power.
•Fluctuations in foreign currency exchange rates, especially the strength of the U.S. dollar, in the markets in which we operate internationally could harm our results of operations.
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
•We continue to invest in our expansion efforts but may not have sufficient customer demand in the future to realize expected returns on these investments.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
EQUINIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,500,816	$1,536,358
Accounts receivable, net of allowance of $12,725 and $11,635	778,858	681,809
Other current assets	656,865	462,739
Assets held for sale	80,516	276,195
Total current assets	4,017,055	2,957,101
Property, plant and equipment, net	15,140,597	15,445,775
Operating lease right-of-use assets	1,377,195	1,282,418
Goodwill	5,393,708	5,372,071
Intangible assets, net	1,892,781	1,935,267
Other assets	1,504,530	926,066
Total assets	$29,325,866	$27,918,698
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$922,545	$879,144
Accrued property, plant and equipment	275,348	187,334
Current portion of operating lease liabilities	136,848	144,029
Current portion of finance lease liabilities	140,010	147,841
Current portion of mortgage and loans payable	9,810	33,087
Other current liabilities	211,428	214,519
Total current liabilities	1,695,989	1,605,954
Operating lease liabilities, less current portion	1,227,543	1,107,180
Finance lease liabilities, less current portion	1,902,060	1,989,668
Mortgage and loans payable, less current portion	599,132	586,577
Senior notes, less current portion	12,008,125	10,984,144
Other liabilities	738,924	763,411
Total liabilities	18,171,773	17,036,934
Commitments and contingencies (Note 11)
Equinix stockholders' equity
Common stock, $0.001 par value per share: 300,000,000 shares authorized; 92,786,363 issued and 92,536,979 outstanding in 2022 and 90,872,826 issued and 90,571,406 outstanding in 2021	93	91
Additional paid-in capital	17,193,805	15,984,597
Treasury stock, at cost; 249,384 shares in 2022 and 301,420 shares in 2021	(92,845)	(112,208)
Accumulated dividends	(7,026,832)	(6,165,140)
Accumulated other comprehensive loss	(1,755,917)	(1,085,751)
Retained earnings	2,836,075	2,260,493
Total Equinix stockholders' equity	11,154,379	10,882,082
Non-controlling interests	(286)	(318)
Total stockholders' equity	11,154,093	10,881,764
Total liabilities and stockholders' equity	$29,325,866	$27,918,698
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)
Revenues	$1,840,659	$1,675,176	$5,392,260	$4,929,159
Costs and operating expenses:
Cost of revenues	934,669	885,650	2,780,801	2,561,987
Sales and marketing	193,089	182,997	579,327	551,434
General and administrative	375,483	334,625	1,098,518	958,086
Transaction costs	2,007	5,197	11,310	13,364
(Gain) loss on asset sales	2,252	(15,414)	3,976	(14,149)
Total costs and operating expenses	1,507,500	1,393,055	4,473,932	4,070,722
Income from operations	333,159	282,121	918,328	858,437
Interest income	11,192	411	17,806	1,514
Interest expense	(91,346)	(78,943)	(262,137)	(255,855)
Other income (expense)	(6,735)	1,482	(22,522)	(44,845)
Gain (loss) on debt extinguishment	75	179	184	(115,339)
Income before income taxes	246,345	205,250	651,659	443,912
Income tax expense	(34,606)	(53,224)	(75,985)	(67,325)
Net income	211,739	152,026	575,674	376,587
Net (income) loss attributable to non-controlling interests	68	190	(92)	330
Net income attributable to Equinix	$211,807	$152,216	$575,582	$376,917
Earnings per share ("EPS") attributable to Equinix:
Basic EPS	$2.30	$1.69	$6.31	$4.21
Weighted-average shares for basic EPS	91,896	89,858	91,234	89,614
Diluted EPS	$2.30	$1.68	$6.29	$4.18
Weighted-average shares for diluted EPS	92,135	90,467	91,519	90,202
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)
Net income	$211,739	$152,026	$575,674	$376,587
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment ("CTA") loss, net of tax effects of $0, $0, $0 and $0	(703,640)	(260,011)	(1,566,602)	(444,691)
Net investment hedge CTA gain, net of tax effect of $0, $0, $0 and $0	360,350	131,080	805,661	264,219
Unrealized gain on cash flow hedges, net of tax effects of $(2,250), $(6,965), $(14,268) and $(15,304)	6,120	28,270	90,774	52,048
Net actuarial gain (loss) on defined benefit plans, net of tax effects of $5, $(4), $14 and $(12)	(19)	14	(59)	41
Total other comprehensive loss, net of tax	(337,189)	(100,647)	(670,226)	(128,383)
Comprehensive income (loss), net of tax	(125,450)	51,379	(94,552)	248,204
Net (income) loss attributable to non-controlling interests	68	190	(92)	330
Other comprehensive (income) loss attributable to non-controlling interests	28	—	60	(10)
Comprehensive income (loss) attributable to Equinix	$(125,354)	$51,569	$(94,584)	$248,524
See accompanying notes to condensed consolidated financial statements.

EQUINIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)
Cash flows from operating activities:
Net income	$575,674	$376,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,145,485	1,074,761
Stock-based compensation	296,464	267,395
Amortization of intangible assets	153,317	155,428
Amortization of debt issuance costs and debt discounts and premiums	13,273	12,760
Provision for credit loss allowance	5,534	7,604
Loss on asset sales	3,976	(14,149)
(Gain) loss on debt extinguishment	(184)	115,339
Other items	18,964	22,377
Changes in operating assets and liabilities:
Accounts receivable	(97,206)	(111,313)
Income taxes, net	9,874	(44,200)
Other assets	(145,376)	(124,573)
Operating lease right-of-use assets	112,923	102,728
Operating lease liabilities	(98,245)	(137,751)
Accounts payable and accrued expenses	83,089	9,968
Other liabilities	125,431	(57,860)
Net cash provided by operating activities	2,202,993	1,655,101
Cash flows from investing activities:
Purchases of investments	(109,420)	(77,139)
Sales of investments	22,073	4,057
Business acquisitions, net of cash and restricted cash acquired	(964,010)	(158,498)
Real estate acquisitions	(39,899)	(194,849)
Purchases of other property, plant and equipment	(1,450,077)	(1,934,107)
Proceeds from sale of assets, net of cash transferred	249,906	174,494
Net cash used in investing activities	(2,291,427)	(2,186,042)
Cash flows from financing activities:
Proceeds from employee equity awards	81,543	77,628
Payment of dividends	(863,886)	(783,454)
Proceeds from public offering of common stock, net of issuance costs	796,018	99,599
Proceeds from senior notes, net of debt discounts	1,193,688	3,878,662
Proceeds from mortgage and loans payable	676,850	—
Repayments of finance lease liabilities	(97,808)	(130,129)
Repayments of mortgage and loans payable	(586,227)	(706,426)
Repayment of senior notes	—	(1,990,650)
Debt extinguishment costs	—	(99,185)
Debt issuance costs	(17,731)	(25,102)
Net cash provided by financing activities	1,182,447	320,943
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(135,599)	(24,139)
Net increase in cash, cash equivalents and restricted cash	958,414	(234,137)
Cash, cash equivalents and restricted cash at beginning of period	1,549,454	1,625,695
Cash, cash equivalents and restricted cash at end of period	$2,507,868	$1,391,558

Cash and cash equivalents	$2,500,816	$1,379,100
Current portion of restricted cash included in other current assets	2,529	11,567
Non-current portion of restricted cash included in other assets	4,523	891
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$2,507,868	$1,391,558
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
Our condensed consolidated balance sheet data as of December 31, 2021 has been derived from audited consolidated financial statements as of that date. Our condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP" or "GAAP"). For further information, refer to the Consolidated Financial Statements and Notes thereto included in our Form 10-K as filed with the SEC on February 18, 2022. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.
Consolidation
The accompanying unaudited condensed consolidated financial statements include the acquisitions of:
•Two data centers in Mumbai, India from the India operations of GPX Global Systems, Inc. ("GPX India") from September 1, 2021;
•Four data centers as well as a subsea cable and terrestrial fiber network in West Africa acquired from MainOne Cable Company ("MainOne") from April 1, 2022; and
•Four data centers in Chile and a data center in Peru acquired from Empresa Nacional De Telecomunicaciones S.A. ("Entel") from May 2, 2022 and August 1, 2022, respectively.
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
Our effective tax rates were 11.7% and 15.2% for the nine months ended September 30, 2022 and 2021, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2022 as compared to the same period in 2021 was mainly driven by higher U.S. QRS income that is not subject to U.S. corporate income taxes.
In the current period, we had a favorable resolution of uncertain tax positions of approximately $40.0 million resulting from the settlement of tax audits in the EMEA region. In the prior period, we had a favorable resolution of

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
uncertain tax positions of approximately $70.0 million resulting from the settlement of various tax audits in the EMEA and Asia-Pacific regions. Of the unrecognized tax benefits realized in the prior period, approximately $32.3 million was related to the uncertain tax position inherited from the Metronode Acquisition in 2018. The uncertain tax position was covered by an indemnification agreement with the seller. The realization of the unrecognized tax benefits resulted in an impairment of the indemnification asset for the same amount, which was included in Other Income (Expense) on the Condensed Consolidated Statements of Operations.
Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, "Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations". This guidance requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. We are currently evaluating the extent of the impact of this ASU, but do not expect the adoption of this standard to have a significant impact on our condensed consolidated financial statements.
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
Business Combinations
In October 2021, FASB issued ASU 2021-08 Business Combinations ("Topic 805"): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. On April 1, 2022, we early adopted this ASU and the adoption of this standard did not have a material impact on our condensed consolidated financial statements.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

2. Revenue
Contract Balances
The following table summarizes the opening and closing balances of our accounts receivable, net; contract assets, current; contract assets, non-current; deferred revenue, current; and deferred revenue, non-current (in thousands):

	Accounts receivable, net (1)	Contract assets, current	Contract assets, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2022	$681,809	$65,392	$55,486	$109,736	$87,495
Closing balances as of September 30, 2022	778,858	64,046	61,097	118,044	156,018
Increase (Decrease)	$97,049	$(1,346)	$5,611	$8,308	$68,523

(1) The net change in our allowance for credit losses was insignificant during the nine months ended September 30, 2022.
The difference between the opening and closing balances of our accounts receivable, net, contract assets and deferred revenues primarily results from revenue growth, contract assets and liabilities acquired from the MainOne acquisition and the timing difference between the satisfaction of our performance obligation and the customer's payment. The amount of revenue recognized during the nine months ended September 30, 2022 from the opening deferred revenue balance as of January 1, 2022 was $67.3 million.
Remaining performance obligations
As of September 30, 2022, approximately $9.5 billion of total revenues, including deferred installation revenues, are expected to be recognized in future periods. Most of our revenue contracts have an initial term varying from one to three years, and thereafter, automatically renew in one-year increments. Included in the remaining performance obligations are contracts that are either under the initial term or under one-year renewal periods. We expect to recognize approximately 70% of our remaining performance obligations as revenues over the next two years, with more revenues expected to be recognized in the first year due to the impact of contract renewals. The remainder of the balance is generally expected to be recognized over the next three to five years. We estimate our remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates due to changes in actual deployment dates, contract modifications, renewals and/or terminations.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
3.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$211,739	$152,026	$575,674	$376,587
Net (income) loss attributable to non-controlling interests	68	190	(92)	330
Net income attributable to Equinix	$211,807	$152,216	$575,582	$376,917

Weighted-average shares used to calculate basic EPS	91,896	89,858	91,234	89,614
Effect of dilutive securities:
Employee equity awards	239	609	285	588
Weighted-average shares used to calculate diluted EPS	92,135	90,467	91,519	90,202

EPS attributable to Equinix:
Basic EPS	$2.30	$1.69	$6.31	$4.21
Diluted EPS	$2.30	$1.68	$6.29	$4.18
We have excluded common stock related to employee equity awards in the diluted EPS calculation above of approximately 351,000 shares and 17,000 shares for the three months ended September 30, 2022 and 2021, respectively, and approximately 379,000 and 212,000 shares for the nine months ended September 30, 2022 and 2021, because their effect would be anti-dilutive.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
4.    Acquisitions
2022 Acquisitions
Acquisition of Entel Chile Data Centers (the "Entel Chile Acquisition") and Entel Peru Data Center (the "Entel Peru Acquisition")
On May 2, 2022, we further expanded in Latin America through an acquisition of four data centers in Chile from Entel, a leading Chilean telecommunications provider, for a total purchase consideration of $638.3 million at the exchange rate in effect on that date. On August 1, 2022, we completed the acquisition of a data center in Peru from Entel for a total purchase consideration of $80.3 million at the exchange rate in effect on that date. The Entel Chile Acquisition and Entel Peru Acquisition support our ongoing expansion to meet customer demand in the Latin American market.
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
Purchase Price Allocation
Each of the acquisitions noted above constitute a business under the accounting standard for business combinations and, therefore, were accounted for as business combinations using the acquisition method of accounting. Under this method, the total purchase price is allocated to the assets acquired and liabilities assumed measured at fair value on the date of acquisition, except where alternative measurement is required under GAAP.
As of September 30, 2022, we had not completed the detailed valuation analysis to derive the fair value of assets acquired and liabilities assumed from the Entel Peru Acquisition, Entel Chile Acquisition and MainOne Acquisition, including property, plant and equipment, intangible assets and the related tax impacts; therefore, the purchase price allocation is based on provisional estimates and subject to continuing management analysis.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
A summary of the allocation of total purchase consideration is presented as follows (in thousands):

	GPX India	Entel Peru	Entel Chile	MainOne
	Final	Provisional
Cash and cash equivalents	$9,406	$—	$—	$33,026
Accounts receivable	4,399	—	—	9,431
Other current assets	8,883	—	12,424	21,988
Property, plant and equipment	88,130	13,423	81,132	239,583
Operating lease right-of-use assets	62	—	—	—
Intangible assets	15,408	10,000	153,489	54,800
Goodwill	77,145	46,118	380,867	110,648
Deferred tax and other assets	20	10,801	12,090	6,731
Total assets acquired	203,453	80,342	640,002	476,207
Accounts payable and accrued liabilities	(1,566)	—	(195)	(19,790)
Other current liabilities (1)	(478)	—	—	(13,061)
Operating lease liabilities	(62)	—	—	—
Finance lease liabilities	(20,565)	—	—	—
Mortgage and loans payable	—	—	—	(25,944)
Deferred tax and other liabilities (1)	(10,317)	—	(1,463)	(139,062)
Net assets acquired	$170,465	$80,342	$638,344	$278,350

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
Intangible assets - The following table presents certain information on the acquired intangible assets (in thousands):

Intangible Assets	Fair Value	Estimated Useful Lives (Years)	Weighted-average Estimated Useful Lives (Years)	Discount Rate
GPX India:
Customer relationships (1)	$15,408	15.0	15.0	11.0%
Entel Peru:
Customer relationships (1)	10,000	15.0	15.0	7.0%
Entel Chile:
Customer relationships (1)	153,489	12.0 - 15.0	14.0	8.5% - 9.5%
MainOne:
Customer relationships (1)	51,500	10.0 - 15.0	14.0	11.5%
Trade names (2)	3,300	5.0	5.0	11.5%

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(1)The fair value was estimated by calculating the present value of estimated future operating cash flows generated from existing customers less costs to realize the revenue and/or by using benchmarking. The rates reflect the nature of the assets as they relate to the risk and uncertainty of the estimated future operating cash flows, as well as the risk of the country within which the acquired business operates.
(2)The fair value of the MainOne trade name was estimated using the relief from royalty method under the income approach. We applied a relief from royalty rate of 1.0%.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill is attributable to the workforce of the acquired business and the projected revenue increase expected to arise from future customers after the acquisition. Goodwill from the GPX India Acquisition is attributable to the Asia-Pacific region and is not deductible for local tax purposes. Goodwill from the Entel Peru and Entel Chile acquisitions are attributable to the Americas region and are not expected to be amortizable for local tax purposes. Goodwill from the MainOne Acquisition is attributable to the EMEA region and is not deductible for local tax purposes except for the portion attributable to Ghana.
Revenues and net income and loss from operations
The operating results of the Entel Peru and Entel Chile acquisitions are reported in the Americas region and the operating results of the MainOne Acquisition are reported in the EMEA region following the date of acquisition. During the three and nine months ended September 30, 2022, our revenues from these acquisitions were $30.2 million and $57.2 million, respectively. During the three months ended September 30, 2022, our net income was insignificant and during the nine months ended September 30, 2022, our net income was $6.2 million from these acquisitions.
Transaction costs
During the three and nine months ended September 30, 2022, the transaction costs for the MainOne, Entel Chile and Entel Peru acquisitions were insignificant.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
5.    Assets Held for Sale
In June 2021, we entered into an agreement to form another joint venture in the form of a limited liability partnership with GIC Private Limited, Singapore's sovereign wealth fund ("GIC"), to develop and operate additional xScaleTM data centers in Europe and the Americas (the “EMEA 2 Joint Venture”). xScale data centers are engineered to meet the technical and operational requirements and price points of core hyperscale workload deployments and also offer access to our comprehensive suite of interconnection and edge services. The transaction is structured to close in phases over the course of two years, pending regulatory approval and other closing conditions. The assets and liabilities of the Warsaw 4 ("WA4") data center site, which were included within our EMEA region, were classified as held for sale as of June 30, 2021. In June 2022, we sold the WA4 data center in exchange for a total consideration of $61.5 million. During the three months ended June 30, 2022, we recognized an insignificant gain on the sale of the WA4 data center.
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
In March 2022, we entered into an agreement to sell the Mexico 3 ("MX3") data center site in connection with the formation of a new joint venture with GIC (the "AMER 1 Joint Venture") to develop and operate xScale data centers in the Americas. Given that the key terms of the sale had been substantially agreed upon as of September 30, 2021, the assets and liabilities of the MX3 data center, which are currently included within our Americas region, were classified as held for sale as of September 30, 2021 and remained held for sale as of September 30, 2022.
All assets and liabilities classified as held for sale are reported at the lower of their carrying amounts or fair values less costs to sell. The following table summarizes the assets and liabilities that were classified as assets and liabilities held for sale in the condensed consolidated balance sheet as of September 30, 2022 (in thousands):

September 30, 2022
Property, plant and equipment	$77,568
Other assets	2,948
Total assets held for sale	$80,516

Accrued property, plant and equipment	$9,482
Total liabilities held for sale (1)	$9,482

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

Investee	Ownership Percentage	September 30, 2022	December 31, 2021
EMEA 1 Joint Venture with GIC	20%	$124,364	$131,516
VIE Joint Ventures	20%	158,507	95,052
Other	Various	18,138	18,481
Total		$301,009	$245,049

Non - VIE Joint Venture
EMEA 1 Joint Venture
In 2019, we entered into a joint venture in the form of a limited liability partnership with GIC (the "EMEA 1 Joint Venture"), to develop and operate xScale data centers in Europe. The EMEA 1 Joint Venture is not a VIE given that both equity investors' interests have the characteristics of a controlling financial interest and it is sufficiently capitalized to sustain its operations, requiring additional funding from its partners only when expanding operations. Our share of income and losses of equity method investments from this joint venture was insignificant for the three and nine months ended September 30, 2022 and 2021 and was included in other income (expense) on the condensed consolidated statement of operations.
We committed to make future equity contributions to the EMEA 1 Joint Venture for funding its future development. As of September 30, 2022, we had future equity contribution commitments of $24.3 million.
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The VIE Joint Ventures are considered VIEs because they do not have sufficient funds from operations to be self-sustaining. While we provide certain management services to their operations and earn fees for the performance of such services, the power to direct the activities of these joint ventures that most significantly impact economic performance is shared equally between us and either GIC or PGIM, as applicable. These activities include data center construction and operations, sales and marketing, financing, and real estate purchases or sales. Decisions about these activities require the consent of both Equinix and either GIC or PGIM, as applicable. We concluded that neither party is deemed to have predominant control over the VIE Joint Ventures and neither party is considered to be the primary beneficiary. During the three and nine months ended September 30, 2022, our share of income and losses of equity method investments from these joint ventures was insignificant both individually and in aggregate, and was included in other income (expense) on the condensed consolidated statement of operations.
The following table summarizes our maximum exposure to loss related to the VIE Joint Ventures as of September 30, 2022 (in thousands):

VIE Joint Ventures
Equity Investment	$158,507
Outstanding Receivables	22,531
Future Equity Contribution Commitments (1)	65,310
Maximum Future Payments under Debt Guarantees (2)	58,333
Total	$304,681

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

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Nature of Transaction	2022	2021	2022	2021
EMEA 1 Joint Venture	Revenues	$5,957	$11,698	$31,138	$30,548
EMEA 1 Joint Venture	Expenses (1)	2,010	4,006	5,422	12,786
VIE Joint Ventures	Revenues	9,551	4,928	29,739	19,373

(1)Balances primarily consist of rent expenses for a 15 year sub-lease agreement with the EMEA 1 Joint Venture for a London data center.
The following table presents the assets and liabilities from related party transactions with the Joint Ventures in our condensed consolidated balance sheets (in thousands):

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Related Party	Balance Sheet Line Item	September 30, 2022	December 31, 2021
EMEA 1 Joint Venture	Receivables	$29,808	$32,077
	Contract Assets (1)	53,998	54,503
	Finance Lease Right of Use Assets	92,199	118,817
	Other Liabilities and Payables	1,303	2,483
	Other Liabilities and Payables - construction obligation (2)	32,929	39,382
	Deferred Revenue	14,351	16,886
	Finance Lease Right of Use Liabilities	98,565	124,918
VIE Joint Ventures	Receivables	22,531	29,077
	Contract Assets	3,227	1,492
	Payables	—	1,876

(1)A portion of the contract asset balance relates to commitments to complete a residual portion of the Paris 9 data center sold to the EMEA 1 Joint Venture, which is reimbursable in full upon completion.
(2)The balance primarily relates to the obligation to pay for future construction for certain sites sold as a part of the EMEA 1 Joint Venture transaction.
We received contingent consideration from separate sales of xScale data centers to the EMEA 1 Joint Venture, which become receivable upon completion of certain performance milestones, primarily contingent on the local regulatory approvals for certain sites. The contingent consideration are considered derivatives and are remeasured at fair value each reporting period using inputs such as probabilities of payment, discount rates, foreign currency forward rates and projected payment dates. The fair value measurements were based on significant inputs that are not observable in the market and thus represent Level 3 measurements. As of September 30, 2022 and December 31, 2021, the total fair value of the remaining contingent consideration which was included in other current assets on the condensed consolidated balance sheets was not significant. Changes in the fair value of the contingent consideration were recorded in gain (loss) on asset sales on the condensed consolidated statement of operations.
7.    Derivatives and Hedging Activities
Derivatives Designated as Hedging Instruments
Net Investment Hedges. We are exposed to the impact of foreign exchange rate fluctuations on the value of investments in our foreign subsidiaries whose functional currencies are other than the U.S. Dollar. In order to mitigate the impact of foreign currency exchange rates, we have entered into various foreign currency debt obligations, which are designated as hedges against our net investments in foreign subsidiaries. As of September 30, 2022 and December 31, 2021, the total principal amounts of foreign currency debt obligations designated as net investment hedges was $1.6 billion and $1.5 billion, respectively.
We also use cross-currency interest rate swaps, which effectively convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt, to hedge the currency exposure associated with our net investment in our foreign subsidiaries. As of September 30, 2022 and December 31, 2021, we had cross-currency interest rate swaps outstanding with notional amounts of $3.9 billion and $4.0 billion respectively, with maturity dates ranging through 2026.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
From time to time, we use foreign currency forward contracts to hedge against the effect of foreign exchange rate fluctuations on our net investment in our foreign subsidiaries. As of September 30, 2022 and December 31, 2021, the total notional amount of foreign currency forward contracts designated as net investment hedges were $373.4 million and $375.7 million, respectively.
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
The effect of net investment hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Foreign currency debt		$125,840	$36,308	$283,431	$81,290
Cross-currency interest rate swaps (included component) (1)		228,210	89,494	571,532	207,598
Cross-currency interest rate swaps (excluded component) (2)		(23,959)	(2,527)	(92,913)	(27,944)
Foreign currency forward contracts (included component) (1)		33,257	7,858	48,900	3,302
Foreign currency forward contracts (excluded component) (3)		(2,998)	(53)	(5,289)	(27)
Total		$360,350	$131,080	$805,661	$264,219

Amount of gain or (loss) recognized in earnings:
	Location of gain or (loss)	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$12,739	$11,863	$37,346	$32,478
Foreign currency forward contracts (excluded component) (3)	Interest expense	(154)	38	(317)	242
Total		$12,585	$11,901	$37,029	$32,720

(1)Included component represents foreign exchange spot rates.
(2)Excluded component represents cross-currency basis spread and interest rates.
(3)Excluded component represents foreign currency forward points.
Cash Flow Hedges. We hedge our foreign currency transaction exposure for forecasted revenues and expenses in our EMEA region between the U.S. Dollar and the British Pound, Euro, Swedish Krona and Swiss Franc. The foreign currency forward and option contracts that we use to hedge this exposure are designated as cash flow hedges. As of September 30, 2022 and December 31, 2021, the total notional amounts of these foreign exchange contracts were $437.4 million and $831.2 million, respectively.
As of September 30, 2022, our foreign currency cash flow hedge instruments had maturity dates ranging from October 2022 to December 2023 and we had a net gain of $67.9 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses relating to these cash flow hedges as they mature in the next 12 months. As of December 31, 2021, our foreign currency cash flow hedge instruments had maturity dates ranging from January 2022 to December 2023 and we had a net gain of $13.3 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses relating to these cash flow hedges as they mature in the next 12 months.

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
We hedge the interest rate exposure created by anticipated fixed rate debt issuances through the use of treasury locks and swap locks (collectively, interest rate locks), which are designated as cash flow hedges. As of September 30, 2022, we had no interest rate locks outstanding. As of December 31, 2021, the total notional amount of interest rate locks outstanding was $800.0 million. During the nine months ended September 30, 2022, interest rate locks with a combined aggregate notional amount of $800.0 million were settled related to the issuance of senior notes during the year. When interest rate locks are settled, any gain or loss from the transactions is deferred and included as a component of other comprehensive income (loss) and is amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term of the interest rate locks. As of September 30, 2022 and December 31, 2021, we had a net gain of $1.4 million and a net loss of $3.9 million, respectively, recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months for interest rate locks.
The effect of cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Foreign currency forward and option contracts (included component) (1)		$8,720	$27,860	$55,300	$61,067
Foreign currency option contracts (excluded component) (2)		—	—	—	151
Interest rate locks		(350)	7,374	49,742	6,135
Total		$8,370	$35,234	$105,042	$67,353

Amount of gain or (loss) reclassified from accumulated other comprehensive income to income:
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of gain or (loss)	2022	2021	2022	2021
Foreign currency forward contracts	Revenues	$53,874	$(11,863)	$89,275	$(41,397)
Foreign currency forward contracts	Costs and operating expenses	(25,869)	5,872	(42,974)	21,659
Interest rate locks	Interest Expense	350	(1,101)	(376)	(2,955)
Total		$28,355	$(7,092)	$45,925	$(22,693)

Amount of gain or (loss) excluded from effectiveness testing included in income:
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of gain or (loss)	2022	2021	2022	2021
Foreign currency option contracts (excluded component) (2)	Revenues	$—	$—	$—	$(244)
Total		$—	$—	$—	$(244)

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
Foreign Currency Forward Contracts. We also use foreign currency forward contracts to manage the foreign exchange risk associated with certain foreign currency-denominated monetary assets and liabilities. As a result of foreign currency fluctuations, the U.S. Dollar equivalent values of our foreign currency-denominated monetary assets and liabilities change. Gains and losses on these contracts are included in other income (expense), on a net basis, along with the foreign currency gains and losses of the related foreign currency-denominated monetary assets and liabilities associated with these foreign currency forward contracts. As of September 30, 2022 and December 31, 2021, the total notional amounts of these foreign currency contracts were $2.9 billion and $3.3 billion, respectively.
The following table presents the effect of derivatives not designated as hedging instruments in our condensed consolidated statements of operations (in thousands):

Amount of gain or (loss) recognized in earnings:
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of gain or (loss)	2022	2021	2022	2021
Embedded derivatives	Revenues	$—	$1,023	$(568)	$6,168
Economic hedge of embedded derivatives	Revenues	—	(1,532)	(983)	(6,024)
Foreign currency forward contracts	Other income (expense)	138,725	62,840	272,342	127,615
Total		$138,725	$62,331	$270,791	$127,759

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Fair Value of Derivative Instruments
The following table presents the fair value of derivative instruments recognized in our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Designated as hedging instruments:
Cash flow hedges
Foreign currency forward and option contracts	$70,539	$—	$22,866	$7,618
Interest rate locks	—	—	8,662	—
Net investment hedges
Cross-currency interest rate swaps	512,227	—	56,921	19,441
Foreign currency forward contracts	40,522	14	156	70
Total designated as hedging	623,288	14	88,605	27,129

Not designated as hedging instruments:
Embedded derivatives	—	—	3,247	652
Economic hedges of embedded derivatives	—	—	2,232	637
Foreign currency forward contracts	169,763	2,381	83,265	5,854
Total not designated as hedging	169,763	2,381	88,744	7,143
Total Derivatives	$793,051	$2,395	$177,349	$34,272

(1)As presented in our condensed consolidated balance sheets within other current assets and other assets.
(2)As presented in our condensed consolidated balance sheets within other current liabilities and other liabilities.
Offsetting Derivative Assets and Liabilities
We enter into master netting agreements with our counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default. For presentation on the condensed consolidated balance sheets, we do not offset fair value amounts recognized for derivative instruments or the accrued interest related to cross-currency interest rate swaps under master netting arrangements. The following table presents information related to these offsetting arrangements as of September 30, 2022 and December 31, 2021 (in thousands):

	Gross Amounts Offset in Consolidated Balance Sheet
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Net Amounts	Gross Amounts not Offset in the Balance Sheet	Net
September 30, 2022
Derivative assets	$820,443	$—	$820,443	$(15,582)	$804,861
Derivative liabilities	15,596	—	15,596	(15,582)	14

December 31, 2021
Derivative assets	$207,037	$—	$207,037	$(47,538)	$159,499
Derivative liabilities	49,326	—	49,326	(47,538)	1,788

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
Our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	As of September 30, 2022			As of December 31, 2021
	Fair Value	Fair Value Measurement Using		Fair Value	Fair Value Measurement Using
		Level 1	Level 2		Level 1	Level 2
Assets:
Money market and deposit accounts	$1,131,360	$1,131,360	$—	$585,681	$585,681	$—
Derivative instruments (1)	793,051	—	793,051	177,349	—	177,349
Total	$1,924,411	$1,131,360	$793,051	$763,030	$585,681	$177,349
Liabilities:
Derivative instruments (1)	$2,395	$—	$2,395	$34,272	$—	$34,272

(1)Amounts are included within other current assets, other assets, others current liabilities and other liabilities in the condensed consolidated balance sheets.
We did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.
Other than the contingent consideration related to the EMEA 1 Joint Venture as described in Note 6 above, we did not have any Level 3 financial assets or financial liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
9.    Leases
Significant Lease Transactions
The following table summarizes the significant lease transactions during the nine months ended September 30, 2022 (in thousands):

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

Lease Expenses
The components of lease expenses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Finance lease cost
Amortization of ROU assets (1)	$39,456	$41,983	$120,684	$115,221
Interest on lease liabilities	27,742	28,672	84,986	88,688
Total finance lease cost	67,198	70,655	205,670	203,909

Operating lease cost	55,031	54,340	159,632	167,839
Variable lease cost	12,721	8,323	30,003	23,993
Total lease cost	$134,950	$133,318	$395,305	$395,741

(1) Amortization of ROU assets is included with depreciation expense, and is recorded within cost of revenues, sales and marketing and general and administrative expenses in the condensed consolidated statements of operations.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Other Information
Other information related to leases is as follows (in thousands):

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$82,841	$85,141
Operating cash flows from operating leases	144,954	202,861
Financing cash flows from finance leases	97,808	130,129

ROU assets obtained in exchange for lease obligations: (1)
Finance leases	$78,432	$374,529
Operating leases	318,882	9,359

	As of September 30, 2022	As of December 31, 2021
Weighted-average remaining lease term - finance leases (2)	14 years	14 years
Weighted-average remaining lease term - operating leases (2)	12 years	12 years
Weighted-average discount rate - finance leases	6%	7%
Weighted-average discount rate - operating leases	4%	4%
Finance lease ROU assets (3)	$1,777,807	$1,875,696

(1) Represents all non-cash changes in ROU assets.
(2) Includes lease renewal options that are reasonably certain to be exercised.
(3) As of September 30, 2022 and December 31, 2021, we recorded accumulated amortization of finance lease ROU assets of $783.7 million and $726.4 million, respectively. Finance lease assets are recorded within property, plant and equipment, net on the condensed consolidated balance sheets.
Maturities of Lease Liabilities
Maturities of lease liabilities as of September 30, 2022 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2022 (3 months remaining)	$37,716	$64,070	$101,786
2023	181,874	230,923	412,797
2024	178,703	231,316	410,019
2025	173,446	229,443	402,889
2026	171,270	218,926	390,196
Thereafter	1,090,190	2,046,538	3,136,728
Total lease payments	1,833,199	3,021,216	4,854,415
Plus amount representing residual property value	—	—	—
Less imputed interest	(468,808)	(979,144)	(1,447,952)
Total	$1,364,391	$2,042,072	$3,406,463
We entered into agreements with various landlords primarily to lease data center spaces and ground leases which have not yet commenced as of September 30, 2022. These leases will commence between year 2022 and 2025, with lease terms of 2 to 26 years and total lease commitments of approximately $551.5 million.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
10.    Debt Facilities
Mortgage and Loans Payable
As of September 30, 2022 and December 31, 2021, our mortgage and loans payable consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Term loans	$574,786	$549,697
Mortgage payable and loans payable	35,240	68,691
	610,026	618,388
Less amount representing unamortized debt discount and debt issuance cost	(1,084)	(354)
Add amount representing unamortized mortgage premium	—	1,630
	608,942	619,664
Less current portion	(9,810)	(33,087)
Total	$599,132	$586,577
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
As of September 30, 2022 and December 31, 2021, the total amounts outstanding under the 2022 Term Loan Facility and 2017 Term Loan Facility, net of debt issuance costs, were $556.9 million and $549.3 million, respectively.
As of September 30, 2022, we had 41 irrevocable letters of credit totaling $81.7 million issued and outstanding under the 2022 Revolving Facility, with approximately $3.9 billion remaining available to borrow under the 2022 Revolving Facility.
Senior Notes
As of September 30, 2022 and December 31, 2021, our senior notes consisted of the following (in thousands):

	September 30, 2022		December 31, 2021
	Amount	Effective Rate	Amount	Effective Rate
2.625% Senior Notes due 2024	$1,000,000	2.79%	$1,000,000	2.79%
1.250% Senior Notes due 2025	500,000	1.46%	500,000	1.46%
1.000% Senior Notes Due 2025	700,000	1.18%	700,000	1.18%
2.900% Senior Notes due 2026	600,000	3.04%	600,000	3.04%
1.450% Senior Notes due 2026	700,000	1.64%	700,000	1.64%
0.250% Euro Senior Notes due 2027	490,100	0.45%	569,150	0.45%
1.800% Senior Notes due 2027	500,000	1.96%	500,000	1.96%
1.550% Senior Notes due 2028	650,000	1.67%	650,000	1.67%
2.000% Senior Notes due 2028	400,000	2.21%	400,000	2.21%
3.200% Senior Notes due 2029	1,200,000	3.30%	1,200,000	3.30%
2.150% Senior Notes due 2030	1,100,000	2.27%	1,100,000	2.27%
2.500% Senior Notes due 2031	1,000,000	2.65%	1,000,000	2.65%
3.900% Senior Notes due 2032	1,200,000	4.07%	—	—%
1.000% Euro Senior Notes due 2033	588,120	1.18%	682,980	1.18%
3.000% Senior Notes due 2050	500,000	3.09%	500,000	3.09%
2.950% Senior Notes due 2051	500,000	3.00%	500,000	3.00%
3.400% Senior Notes due 2052	500,000	3.50%	500,000	3.50%
	12,128,220		11,102,130
Less amount representing unamortized debt issuance cost	(120,095)		(117,986)
	12,008,125		10,984,144
Less current portion	—		—
Total	$12,008,125		$10,984,144

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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Maturities of Debt Instruments
The following table sets forth maturities of our debt, including mortgage and loans payable, and senior notes, gross of debt issuance costs, debt discounts and debt premiums, as of September 30, 2022 (in thousands):

Years ending:
2022 (3 months remaining)	$2,578
2023	9,780
2024	1,009,449
2025	1,208,199
2026	1,307,750
Thereafter	9,200,490
Total	$12,738,246
Fair Value of Debt Instruments
The following table sets forth the estimated fair values of our mortgage and loans payable and senior notes, including current maturities, as of (in thousands):

	September 30, 2022	December 31, 2021
Mortgage and loans payable	$625,732	$621,051
Senior notes	9,835,700	11,049,834
The fair values of the mortgage and loans payable, which are not publicly traded, were estimated by considering our credit rating, current rates available to us for debt of the same remaining maturities and terms of the debt (Level 2). The fair value of the senior notes, which are traded in the public debt market, was based on quoted market prices (Level 1).
Interest Charges
The following table sets forth total interest costs incurred, and total interest costs capitalized for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense	$91,346	$78,943	$262,137	$255,855
Interest capitalized	5,512	6,426	14,267	19,217
Interest charges incurred	$96,858	$85,369	$276,404	$275,072
Total interest paid in cash, net of capitalized interest, during the three months ended September 30, 2022 and 2021 was $85.9 million and $80.0 million, respectively. Total interest paid in cash, net of capitalized interest, during the nine months ended September 30, 2022 and 2021 was $287.4 million and $296.9 million, respectively.
11.    Commitments and Contingencies
Purchase and Other Commitments
As a result of our various IBX data center expansion projects, as of September 30, 2022, we were contractually committed for approximately $1.7 billion of unaccrued capital expenditures, primarily for IBX infrastructure equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to our customers for installation. We also had numerous other, non-capital purchase commitments in place as of September 30, 2022, such as commitments to purchase power in select locations through the remainder of 2022 and thereafter, and other open purchase orders for goods or services to be delivered or provided during the remainder of 2022 and thereafter. Such other miscellaneous purchase commitments totaled approximately $1.7 billion as of September 30, 2022. For further information on equity contribution commitments and lease commitments, see Note 6 and Note 9, respectively, above.

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
Indemnification and Guarantor Arrangements
As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that could limit our exposure and enable us to recover a portion of any future amounts paid. As a result of our insurance policy that could limit our exposure and enable us to recover some or all of amounts paid, our estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of September 30, 2022.
We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our offerings. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, our estimated fair value of these agreements is minimal. We have no liabilities recorded for these agreements as of September 30, 2022.
We enter into arrangements with our business partners, whereby the business partner agrees to provide services as a subcontractor for our installations. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that could enable us to recover a portion of any amounts paid. We have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of September 30, 2022.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
We have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage in our IBX data centers, whether or not within our control, could result in service level commitments to these customers. Our liability insurance may not be adequate to cover those expenses. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results. We generally have the ability to determine such service level credits prior to the associated revenue being recognized. We do not have significant liabilities in connection with service level credits as of September 30, 2022.
Concurrent with the closing of the EMEA 2 Joint Venture, the EMEA 2 Joint Venture entered into credit facility agreements with a group of lenders under which it could borrow up to approximately $1.2 billion in total at the exchange rate in effect on September 30, 2022, with such facilities maturing in 2025 and 2026. In connection with our 20% equity investment in the EMEA 2 Joint Venture, we provided the lenders with guarantees covering 20% of all payments of principal and interest due and payable by the EMEA 2 Joint Venture under these credit facilities, up to a limit of $267.6 million in total at the exchange rate in effect on September 30, 2022. As of September 30, 2022, the maximum potential amount of our future payments under these guarantees was approximately $58.3 million, at the exchange rates in effect on that date. Our estimated fair value of these guarantees is minimal as the likelihood of making a payout under the guarantees is low.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
12.    Stockholders' Equity
Stockholders' Equity Rollforward
The following tables provide a rollforward of our stockholders' equity for the three months ended September 30, 2022 and 2021 (in thousands, except share and per share data):

							AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	90,872,826	$91	(301,420)	$(112,208)	$15,984,597	$(6,165,140)	$(1,085,751)	$2,260,493	$10,882,082	$(318)	$10,881,764
Net income	—	—	—	—	—	—	—	147,453	147,453	240	147,693
Other comprehensive income	—	—	—	—	—	—	32,837	—	32,837	3	32,840
Issuance of common stock and release of treasury stock for employee equity awards	430,973	—	11,445	4,259	39,617	—	—	—	43,876	—	43,876
Dividend distribution on common stock, $3.10 per share	—	—	—	—	—	(282,031)	—	—	(282,031)	—	(282,031)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(497)	—	—	(497)	—	(497)
Accrued dividends on unvested equity awards	—	—	—	—	—	(2,045)	—	—	(2,045)	—	(2,045)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	121,210	—	—	—	121,210	—	121,210
Balance as of March 31, 2022	91,303,799	91	(289,975)	(107,949)	16,145,424	(6,449,713)	(1,052,914)	2,407,946	10,942,885	(75)	10,942,810
Net income (loss)	—	—	—	—	—	—	—	216,322	216,322	(80)	216,242
Other comprehensive loss	—	—	—	—	—	—	(365,842)	—	(365,842)	(35)	(365,877)
Issuance of common stock and release of treasury stock	36,682	—	24,609	9,157	4,882	—	—	—	14,039	—	14,039
Dividend distribution on common stock, $3.10 per share	—	—	—	—	—	(282,168)	—	—	(282,168)	—	(282,168)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(57)	—	—	(57)	—	(57)
Accrued dividends on unvested equity awards	—	—	—	—	—	(4,400)	—	—	(4,400)	—	(4,400)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	109,005	—	—	—	109,005	—	109,005
Balance as of June 30, 2022	91,340,481	91	(265,366)	(98,792)	16,259,311	(6,736,338)	(1,418,756)	2,624,268	10,629,784	(190)	10,629,594
Net income	—	—	—	—	—	—	—	211,807	211,807	(68)	211,739
Other comprehensive loss	—	—	—	—	—	—	(337,161)	—	(337,161)	(28)	(337,189)
Issuance of common stock and release of treasury stock	285,176	1	15,982	5,947	31,719	—	—	—	37,667	—	37,667
Issuance of common stock under ATM Program	1,160,706	1	—	—	796,018	—	—	—	796,019	—	796,019

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

							AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Dividends
	Shares	Amount	Shares	Amount
Dividend distribution on common stock, $3.10 per share	—	—	—	—	—	(286,136)	—	—	(286,136)	—	(286,136)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(327)	—	—	(327)	—	(327)
Accrued dividends on unvested equity awards	—	—	—	—	—	(4,031)	—	—	(4,031)	—	(4,031)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	106,757	—	—	—	106,757	—	106,757
Balance as of September 30, 2022	92,786,363	$93	(249,384)	$(92,845)	$17,193,805	$(7,026,832)	$(1,755,917)	$2,836,075	$11,154,379	$(286)	$11,154,093

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

					Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling interests	Total Stockholders' Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	89,462,304	$89	(328,052)	$(122,118)	$15,028,357	$(5,119,274)	$(913,368)	$1,760,302	$10,633,988	$130	$10,634,118
Net income (loss)	—	—	—	—	—	—	—	156,362	156,362	(288)	156,074
Other comprehensive loss	—	—	—	—	—	—	(95,480)	—	(95,480)	(1)	(95,481)
Issuance of common stock and release of treasury stock for employee equity awards	428,618	1	11,640	4,332	35,701	—	—	—	40,034	—	40,034
Dividend distribution on common stock, $2.87 per share	—	—	—	—	—	(256,321)	—	—	(256,321)	—	(256,321)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(437)	—	—	(437)	—	(437)
Accrued dividends on unvested equity awards	—	—	—	—	—	(3,661)	—	—	(3,661)	—	(3,661)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	102,349	—	—	—	102,349	—	102,349
Balance as of March 31, 2021	89,890,922	90	(316,412)	(117,786)	15,166,407	(5,379,693)	(1,008,848)	1,916,664	10,576,834	(159)	10,576,675
Net income	—	—	—	—	—	—	—	68,339	68,339	148	68,487
Other comprehensive income	—	—	—	—	—	—	67,734	—	67,734	11	67,745
Issuance of common stock and release of treasury stock for employee equity awards	36,674	—	1,389	516	(516)	—	—	—	—	—	—
Issuance of common stock under ATM Program	137,604	—	—	—	99,599	—	—	—	99,599	—	99,599
Dividend distribution on common stock, $2.87 per share	—	—	—	—	—	(257,199)	—	—	(257,199)	—	(257,199)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(55)	—	—	(55)	—	(55)
Accrued dividends on unvested equity awards	—	—	—	—	—	(4,016)	—	—	(4,016)	—	(4,016)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	95,236	—	—	—	95,236	—	95,236
Balance as of June 30, 2021	90,065,200	90	(315,023)	(117,270)	15,360,726	(5,640,963)	(941,114)	1,985,003	10,646,472	—	10,646,472
Net income	—	—	—	—	—	—	—	152,216	152,216	(190)	152,026
Other comprehensive loss	—	—	—	—	—	—	(100,647)	—	(100,647)	—	(100,647)
Issuance of common stock and release of treasury stock for employee equity awards	278,731	—	12,292	4,574	33,021	—	—	—	37,595	—	37,595
Dividend distribution on common stock, $2.87 per share	—	—	—	—	—	(257,769)	—	—	(257,769)	—	(257,769)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(299)	—	—	(299)	—	(299)
Accrued dividends on unvested equity awards	—	—	—	—	—	(3,906)	—	—	(3,906)	—	(3,906)

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

					Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling interests	Total Stockholders' Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Stock-based compensation, net of estimated forfeitures	—	—	—	—	95,101	—	—	—	95,101	—	95,101
Balance as of September 30, 2021	90,343,931	$90	(302,731)	$(112,696)	$15,488,848	$(5,902,937)	$(1,041,761)	$2,137,219	$10,568,763	$(190)	$10,568,573

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by components are as follows (in thousands):

	Balance as of December 31, 2021	Net Change	Balance as of September 30, 2022
Foreign currency translation adjustment ("CTA") loss	$(1,068,399)	$(1,566,542)	$(2,634,941)
Unrealized gain (loss) on cash flow hedges (1)	(6,590)	90,774	84,184
Net investment hedge CTA gain (loss) (1)	(9,952)	805,661	795,709
Net actuarial loss on defined benefit plans (2)	(810)	(59)	(869)
Accumulated other comprehensive loss attributable to Equinix	$(1,085,751)	$(670,166)	$(1,755,917)

(1)Refer to Note 7 for a discussion of the amounts reclassified from accumulated other comprehensive loss to net income.
(2)We have two defined benefit pension plans covering all employees in two countries where such plan is mandated by law.
Changes in foreign currencies can have a significant impact to our condensed consolidated balance sheets (as evidenced above in our foreign currency translation loss), as well as our condensed consolidated results of operations, as amounts in foreign currencies are generally translated into more U.S. Dollars when the U.S. Dollar weakens or fewer U.S. Dollars when the U.S. Dollar strengthens. As of September 30, 2022, the U.S. Dollar was generally stronger relative to certain of the currencies of the foreign countries in which we operate as compared to December 31, 2021. Because of this, the U.S. Dollar had an overall unfavorable impact on our condensed consolidated financial position because the foreign denominations translated into fewer U.S. Dollars as evidenced by an increase in foreign currency translation loss for the nine months ended September 30, 2022 as reflected in the condensed consolidated statements of comprehensive income (loss). The volatility of the U.S. Dollar as compared to the other currencies in which we operate could have a significant impact on our condensed consolidated financial position and results of operations including the amount of revenue that we report in future periods.
Common Stock
In October 2020, we established an ATM program, under which we may, from time to time, offer and sell our common stock to or through sales agents in "at the market" transactions (the "2020 ATM Program").
In February 2022, we entered into a forward sale amendment to the 2020 ATM Program, under which we may, from time to time, offer and sell shares under the equity distribution agreement pursuant to forward sale transactions (the "Equity Forward Amendment"). Under the 2020 ATM Program and Equity Forward Amendment we may, from time to time, offer and sell our common stock to or through sales agents up to an aggregate amount of $1.5 billion. The forward sale agreements provide three settlement alternatives to us: physical settlement, cash settlement or net share settlement. In accordance with ASC 815, the forward sale agreements are classified as equity for balance sheet purposes. During the three months ended September 30, 2022, we did not execute any forward sale agreements. During the nine months ended September 30, 2022, we executed five forward sale agreements to sell 579,873 shares of our common stock with maturity dates ranging from March 2023 to June 2023. On August 3, 2022, we physically settled all forward sale shares for approximately $393.6 million, net of payment of commissions to sales agents and other offering expenses, at an aggregate weighted-average forward sale price of $678.72 per share.
For the three and nine months ended September 30, 2022, we sold an additional 580,833 shares under the 2020 ATM Program, excluding the settled forward sale transactions noted above, for approximately $403.6 million, net of payment of commissions to sales agents and other offering expenses. For the three months ended September 30, 2021, we did not sell any shares under the 2020 ATM Program. For the nine months ended September 30, 2021, we sold 137,604 shares under the 2020 ATM Program, for approximately $99.6 million, net of payment of commissions to sales agents and other offering expenses. As of September 30, 2022, we had approximately $200.0 million of common stock available for sale under the 2020 ATM Program.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Stock-Based Compensation
For the nine months ended September 30, 2022, the Talent, Culture and Compensation Committee and/or the Stock Award Committee of our Board of Directors, as the case may be, granted an aggregate of 856,959 restricted stock units ("RSUs") to certain employees, including executive officers. These equity awards are subject to vesting provisions and have a weighted-average grant date fair value of $661.64 per share and a weighted-average requisite service period of 3.52 years. The valuation of RSUs with only a service condition or a service and performance condition require no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of our stock price on the date of grant. We use revenues, adjusted funds from operations ("AFFO") per share and digital services revenues as the performance measurements in the RSUs with both service and performance conditions that were granted in the nine months ended September 30, 2022.
We use a Monte Carlo simulation option-pricing model to determine the fair value of RSUs with a service and market condition. We used total shareholder return ("TSR") as the performance measurement in the RSUs with a service and market condition that were granted in the nine months ended September 30, 2022. There were no significant changes in the assumptions used to determine the fair value of RSUs with a service and market condition that were granted in 2022 compared to the prior year.
The following table presents, by operating expense category, our stock-based compensation expense recognized in our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$10,732	$9,713	$33,053	$28,188
Sales and marketing	22,507	20,565	65,862	59,047
General and administrative	68,591	64,432	197,549	180,160
Total	$101,830	$94,710	$296,464	$267,395
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

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following tables present revenue information disaggregated by product lines and geographic areas, (in thousands):

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$555,352	$445,733	$295,008	$1,296,093	$1,619,511	$1,293,641	$859,258	$3,772,410
Interconnection	190,283	66,703	61,264	318,250	558,877	201,688	182,092	942,657
Managed infrastructure	54,704	28,493	19,269	102,466	159,255	89,930	59,827	309,012
Other (1)	5,127	23,105	3,091	31,323	15,842	51,567	6,419	73,828
Recurring revenues	805,466	564,034	378,632	1,748,132	2,353,485	1,636,826	1,107,596	5,097,907
Non-recurring revenues	40,695	27,778	24,054	92,527	123,961	104,667	65,725	294,353
Total	$846,161	$591,812	$402,686	$1,840,659	$2,477,446	$1,741,493	$1,173,321	$5,392,260

(1) Includes some leasing and hedging activities.

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$504,711	$400,395	$259,092	$1,164,198	$1,489,829	$1,187,373	$773,223	$3,450,425
Interconnection	168,511	65,809	56,789	291,109	501,016	192,717	164,869	858,602
Managed infrastructure	43,313	31,445	21,572	96,330	122,532	94,732	66,415	283,679
Other (1)	4,757	5,639	1,583	11,979	7,246	14,367	2,692	24,305
Recurring revenues	721,292	503,288	339,036	1,563,616	2,120,623	1,489,189	1,007,199	4,617,011
Non-recurring revenues	41,761	41,939	27,860	111,560	119,013	112,684	80,451	312,148
Total	$763,053	$545,227	$366,896	$1,675,176	$2,239,636	$1,601,873	$1,087,650	$4,929,159

(1) Includes some leasing and hedging activities.

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
No single customer accounted for 10% or greater of our accounts receivable or revenues for the three and nine months ended September 30, 2022 and 2021. There is no country outside of the U.S. from which we derived revenues that exceeded 10% of our total revenues for the three and nine months ended September 30, 2022 and 2021.
We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain or loss on asset sales as presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Adjusted EBITDA:
Americas	$395,159	$321,768	$1,127,938	$992,184
EMEA	283,286	267,553	839,013	773,642
Asia-Pacific	192,471	196,977	564,009	590,981
Total adjusted EBITDA	870,916	786,298	2,530,960	2,356,807
Depreciation, amortization and accretion expense	(431,668)	(419,684)	(1,300,882)	(1,231,760)
Stock-based compensation expense	(101,830)	(94,710)	(296,464)	(267,395)
Transaction costs	(2,007)	(5,197)	(11,310)	(13,364)
Gain (loss) on asset sales	(2,252)	15,414	(3,976)	14,149
Interest income	11,192	411	17,806	1,514
Interest expense	(91,346)	(78,943)	(262,137)	(255,855)
Other income (expense)	(6,735)	1,482	(22,522)	(44,845)
Gain (loss) on debt extinguishment	75	179	184	(115,339)
Income before income taxes	$246,345	$205,250	$651,659	$443,912
 We also provide the following additional segment disclosures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation and amortization:
Americas	$234,300	$218,749	$693,232	$644,316
EMEA	111,879	114,494	342,552	340,435
Asia-Pacific	84,013	85,688	263,018	245,438
Total	$430,192	$418,931	$1,298,802	$1,230,189
Capital expenditures:
Americas	$278,487	$246,497	$688,635	$702,013
EMEA	168,481	277,124	528,808	765,342
Asia-Pacific	105,761	154,656	232,634	466,752
Total	$552,729	$678,277	$1,450,077	$1,934,107

EQUINIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Our long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, located in the following geographic areas as of (in thousands):

	September 30, 2022	December 31, 2021
Americas	$7,085,772	$6,777,174
EMEA	4,865,289	5,125,341
Asia-Pacific	3,189,536	3,543,260
Total property, plant and equipment, net	$15,140,597	$15,445,775

Americas	$268,966	$297,300
EMEA	405,170	470,330
Asia-Pacific	703,059	514,788
Total operating lease right-of-use assets	$1,377,195	$1,282,418
14.    Subsequent Events
Declaration of dividends
On November 2, 2022, we declared a quarterly cash dividend of $3.10 per share, which is payable on December 14, 2022 to our common stockholders of record as of the close of business on November 16, 2022.

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
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Contractual Obligations and Off-Balance-Sheet Arrangements
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
Overview
We provide a global, vendor-neutral data center, interconnection and edge services platform with offerings that aim to enable our customers to reach everywhere, interconnect everyone and integrate everything. Global enterprises, service providers and business ecosystems of industry partners rely on our IBX data centers and expertise around the world for the safe housing of their critical IT equipment and to protect and connect the world's most valued information assets. They also look to Platform Equinix® for the ability to directly and securely interconnect to the networks, clouds and content that enable today's information-driven global digital economy. Our recent IBX data center openings and acquisitions, as well as xScaleTM data center investments, have expanded our total global footprint to 249 IBXs, including 10 xScale data centers and the MC1 data center that are held in unconsolidated joint ventures, across 71 markets around the world. We offer the following solutions:

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
Historically, our market was served by large telecommunications carriers who bundled their products and services with their colocation offerings. The data center market landscape has evolved to include private and vendor-neutral multi-tenant data center ("MTDC") providers, hyperscale cloud providers, managed infrastructure and application hosting providers, and systems integrators. It is estimated that Equinix is one of more than 2,200 companies that provide MTDC offerings around the world. Each of these data center solutions providers can bundle various colocation, interconnection and network offerings and outsourced IT infrastructure solutions. We are able to offer our customers a global platform that reaches 32 countries with the industry’s largest and most active ecosystem of partners in our sites, proven operational reliability, improved application performance and a highly scalable set of offerings.
The cabinet utilization rate represents the percentage of cabinet space billed versus total cabinet capacity, which is used to measure how efficiently we are managing our cabinet capacity. Our cabinet utilization rate varies from market to market among our IBX data centers across our Americas, EMEA and Asia-Pacific regions. Our cabinet utilization rates were approximately 81% and 79% as of September 30, 2022 and 2021, respectively. Excluding the impact of our IBX data center expansion projects that have opened during the last 12 months, our cabinet utilization rate would have increased to approximately 82% as of September 30, 2022. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on the available utilization capacity of a given IBX data center, which could have a negative impact on our ability to grow revenues, affecting our financial performance, results of operations and cash flows.
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
Revenue:
Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length and thereafter, automatically renews in one-year increments. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during the past three years, more than 80% of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. Our largest customer accounted for approximately 3% of our recurring revenues for both the three and nine months ended September 30, 2022 and 2021. Our 50 largest customers accounted for approximately 36% and 37%, respectively, of our recurring revenues for the three and nine months ended September 30, 2022 and 39% of our recurring revenues for the three and nine months ended September 30, 2021.
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
Taxation as a REIT
We elected to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with our 2015 taxable year. As of September 30, 2022, our REIT structure included all of our data center operations in the U.S., Canada (with the exception of one data center in Montreal), Mexico, Chile, Japan, Singapore and the majority of our data centers in EMEA. Our data center operations in other jurisdictions are operated as taxable REIT subsidiaries ("TRSs"). We included our share of the assets in xScale joint ventures (with the exception of Korea) in our REIT structure.
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

On each of March 23, 2022, June 15, 2022 and September 21, 2022 we paid a quarterly cash dividend of $3.10 per share. On November 2, 2022, we declared a quarterly cash dividend of $3.10 per share, payable on December 14, 2022, to our common stockholders of record as of the close of business on November 16, 2022. We expect the amount of all of our 2022 quarterly distributions and other applicable distributions to equal or exceed our REIT taxable income to be recognized in 2022.
The Impact of the Ongoing COVID-19 Pandemic on Our Results and Operations
We have continued to closely monitor the impact of the COVID-19 pandemic on our people and business. As of the time of this filing, our offices are open to employees and we have also resumed in-person events as local travel restrictions allow.

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
•In May, we completed the acquisition of four data centers in Chile from Empresa Nacional De Telecomunicaciones S.A. ("Entel") for a total purchase consideration of $638.3 million at the exchange rate in effect on May 2, 2022. See Note 4 within the Condensed Consolidated Financial Statements.
•In August, we completed the acquisition of a data center in Peru from Entel for a purchase consideration of $80.3 million at the exchange rate in effect on August 1, 2022. See Note 4 within the Condensed Consolidated Financial Statements.
•In August, we settled all five forward sale agreements under the Equity Forward Amendment and sold 579,873 shares of our common stock for approximately $393.6 million, net of payment of commissions to sales agents and other offering expenses, at an aggregate weighted-average forward sale price of $678.72 per share. See Note 12 within the Condensed Consolidated Financial Statements.
•In August, we sold 580,833 shares under the 2020 ATM Program for approximately $403.6 million in proceeds, net of payment of commissions to sales agents and other offering expenses. See Note 12 within the Condensed Consolidated Financial Statements.

Results of Operations
Our results of operations for the nine months ended September 30, 2022 include the results of operations from a data center in Peru acquired from Entel from August 1, 2022, four data centers in Chile acquired from Entel from May 2, 2022, the acquisition of MainOne from April 1, 2022 and two data centers acquired from GPX India from September 1, 2021.
In order to provide a framework for assessing our performance excluding the impact of foreign currency fluctuations, we supplement the year-over-year actual change in results of operations with comparative changes on a constant currency basis. Presenting constant currency results of operations is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for further discussion.
Three Months Ended September 30, 2022 and 2021
Revenues. Our revenues for the three months ended September 30, 2022 and 2021 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Three Months Ended September 30,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas:
Recurring revenues	$805,466	43%	$721,292	43%	$84,174	12%	12%
Non-recurring revenues	40,695	2%	41,761	2%	(1,066)	(3)%	(2)%
	846,161	45%	763,053	45%	83,108	11%	11%
EMEA:
Recurring revenues	564,034	31%	503,288	30%	60,746	12%	14%
Non-recurring revenues	27,778	2%	41,939	3%	(14,161)	(34)%	(24)%
	591,812	33%	545,227	33%	46,585	9%	11%
Asia-Pacific:
Recurring revenues	378,632	21%	339,036	20%	39,596	12%	21%
Non-recurring revenues	24,054	1%	27,860	2%	(3,806)	(14)%	(5)%
	402,686	22%	366,896	22%	35,790	10%	19%
Total:
Recurring revenues	1,748,132	95%	1,563,616	93%	184,516	12%	15%
Non-recurring revenues	92,527	5%	111,560	7%	(19,033)	(17)%	(11)%
	$1,840,659	100%	$1,675,176	100%	$165,483	10%	13%

Revenues
(dollars in thousands)
Americas Revenues. During the three months ended September 30, 2022, Americas revenue increased by $83.1 million or 11% (and also 11% on a constant currency basis). Growth in Americas revenues was primarily due to:
•approximately $12.1 million of incremental revenues generated from our IBX data center expansions;
•$10.9 million of incremental revenues from the Entel Chile and Entel Peru acquisitions; and
•an increase in orders from both our existing customers and new customers during the period.
EMEA Revenues. During the three months ended September 30, 2022, EMEA revenue increased by $46.6 million or 9% (11% on a constant currency basis). Growth in EMEA revenues was primarily due to:
•$19.3 million of incremental revenues from the MainOne Acquisition;
•approximately $11.2 million of incremental revenues generated from our IBX data center expansions; and
•an increase in orders from both our existing customers and new customers during the period.
Asia-Pacific Revenues. During the three months ended September 30, 2022, Asia-Pacific revenue increased by $35.8 million or 10% (19% on a constant currency basis). Growth in Asia-Pacific revenue was primarily due to:
•approximately $16.3 million of incremental revenues generated from our IBX data center expansions;
•$6.3 million of incremental revenues from the GPX India Acquisition; and
•power price increases in Singapore in response to the increased cost of utilities noted below.
The increase was partially offset by an unfavorable foreign currency impact during the three months ended September 30, 2022 as compared to the same period in 2021.

Cost of Revenues. Our cost of revenues for the three months ended September 30, 2022 and 2021 by geographic regions was as follows (dollars in thousands):

	Three Months Ended September 30,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas	$389,125	42%	$376,145	42%	$12,980	3%	4%
EMEA	322,009	34%	306,726	35%	15,283	5%	12%
Asia-Pacific	223,535	24%	202,779	23%	20,756	10%	20%
Total	$934,669	100%	$885,650	100%	$49,019	6%	10%
Cost of Revenues
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the three months ended September 30, 2022, Americas cost of revenues increased by $13.0 million or 3% (4% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to $5.5 million of incremental cost of revenues from the Entel Chile and Entel Peru acquisitions and higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
EMEA Cost of Revenues. During the three months ended September 30, 2022, EMEA cost of revenues increased by $15.3 million or 5% (12% on a constant currency basis). The increase in our EMEA cost of revenues was primarily due to:
•$11.1 million of incremental cost of revenues from the MainOne Acquisition; and
•higher utilities costs, primarily driven by increases in power cost and higher utility usage.
Asia-Pacific Cost of Revenues. During the three months ended September 30, 2022, Asia-Pacific cost of revenues increased by $20.8 million or 10% (20% on a constant currency basis). The increase in our Asia-Pacific cost of revenues was primarily due to $21.7 million of higher utilities costs, primarily driven by increases in power cost and higher utility usage in Singapore.
We expect cost of revenues to increase across all three regions in line with the growth of our business, including from the impact of acquisitions.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended September 30, 2022 and 2021 by geographic regions were as follows (dollars in thousands):

	Three Months Ended September 30,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas	$124,274	64%	$118,023	65%	$6,251	5%	6%
EMEA	44,194	23%	40,612	22%	3,582	9%	14%
Asia-Pacific	24,621	13%	24,362	13%	259	1%	9%
Total	$193,089	100%	$182,997	100%	$10,092	6%	8%
Sales and Marketing Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. Our Americas sales and marketing expense did not materially change during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expense did not materially change during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expense did not materially change during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
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
General and Administrative Expenses. Our general and administrative expenses for the three months ended September 30, 2022 and 2021 by geographic regions were as follows (dollars in thousands):

	Three Months Ended September 30,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas	$241,663	64%	$236,718	71%	$4,945	2%	2%
EMEA	73,562	20%	60,384	18%	13,178	22%	29%
Asia-Pacific	60,258	16%	37,523	11%	22,735	61%	69%
Total	$375,483	100%	$334,625	100%	$40,858	12%	15%

 General and Administrative Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the three months ended September 30, 2022, Americas general and administrative expenses increased by $4.9 million or 2% (and also 2% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily due to:
•$8.8 million of higher depreciation expenses associated with back-office systems to support the growth of our business; and
•$5.1 million of higher office expenses due to additional software and support services.
The increase was partially offset by $10.9 million of lower consulting costs driven by an increase in the conversion of contingent workers to full time employees.
EMEA General and Administrative Expenses. During the three months ended September 30, 2022, EMEA general and administrative expenses increased by $13.2 million or 22% (29% on a constant currency basis). The increase in our EMEA general and administrative expenses was primarily due to higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.
Asia-Pacific General and Administrative Expenses. During the three months ended September 30, 2022, Asia-Pacific general and administrative expenses increased by $22.7 million or 61% (69% on a constant currency basis). The increase in our Asia-Pacific general and administrative expenses was primarily due to:
•$17.1 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth; and
•$5.6 million of higher consulting costs in support of our business growth.
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
Transaction Costs. During the three months ended September 30, 2022, we did not record a significant amount of transaction costs. During the three months ended September 30, 2021, we recorded transaction costs of $5.2 million, primarily related to costs incurred in connection with the formation of new joint ventures.
Gain or Loss on Asset Sales. During the three months ended September 30, 2022, we did not record a significant amount of loss on asset sales. During the three months ended September 30, 2021, we recorded a gain of $15.4 million, primarily related to the sale of the Dublin 5 ("DB5") data center.

Income from Operations. Our income from operations for the three months ended September 30, 2022 and 2021 by geographic regions was as follows (dollars in thousands):

	Three Months Ended September 30,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas	$85,080	26%	$26,520	9%	$58,560	221%	222%
EMEA	153,535	46%	153,424	55%	111	—%	(7)%
Asia-Pacific	94,544	28%	102,177	36%	(7,633)	(7)%	2%
Total	$333,159	100%	$282,121	100%	$51,038	18%	17%
Americas Income from Operations. During the three months ended September 30, 2022, Americas income from operations increased by $58.6 million or 221% (222% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity, the recent acquisitions and organic growth, as described above.
EMEA Income from Operations. Our EMEA income from operations did not materially change during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Asia-Pacific Income from Operations. During the three months ended September 30, 2022, Asia-Pacific income from operations decreased by $7.6 million or 7% (2% on a constant currency basis), primarily due to higher operating expenses as a percentage of revenues, which included higher utility costs, driven by increases in prices and higher utility usage and higher compensation costs, primarily due to headcount growth, as described above.
Interest Income. Interest income was $11.2 million, with an annualized yield of 2.04%, for the three months ended September 30, 2022. During the three months ended September 30, 2021, we did not record a significant amount of interest income.
Interest Expense. Interest expense increased to $91.3 million for the three months ended September 30, 2022 from $78.9 million for the three months ended September 30, 2021, primarily due to the issuance of the 3.900% Senior Notes due 2032. During the three months ended September 30, 2022 and 2021, we capitalized $5.5 million and $6.4 million, respectively, of interest expense to construction in progress. See Note 10 within the Condensed Consolidated Financial Statements.
Other Income or Expense. We did not record a significant amount of other income or expense during the three months ended September 30, 2022 and 2021.
Gain on Debt Extinguishment. We did not record a significant amount of gain on debt extinguishment during the three months ended September 30, 2022 and 2021.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2022 and 2021, respectively. As such, other than state income taxes and foreign income and withholding taxes, no provision for income taxes has been included for our REIT and QRSs in the accompanying condensed consolidated financial statements for the three months ended September 30, 2022 and 2021.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the three months ended September 30, 2022 and 2021.
For the three months ended September 30, 2022 and 2021, we recorded $34.6 million and $53.2 million of income tax expense, respectively. Our effective tax rates were 14.0% and 25.9% for the three months ended September 30, 2022 and 2021, respectively. The decrease in the effective tax rate for the three months ended September 30, 2022 as compared to the same period in 2021 was mainly driven by higher U.S. QRS income that is not subject to U.S. corporate income taxes.

Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income. Our adjusted EBITDA for the three months ended September 30, 2022 and 2021 by geographic regions was as follows (dollars in thousands):

	Three Months Ended September 30,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas	$395,159	45%	$321,768	41%	$73,391	23%	24%
EMEA	283,286	33%	267,553	34%	15,733	6%	8%
Asia-Pacific	192,471	22%	196,977	25%	(4,506)	(2)%	7%
Total	$870,916	100%	$786,298	100%	$84,618	11%	14%
Americas Adjusted EBITDA. During the three months ended September 30, 2022, Americas adjusted EBITDA increased by $73.4 million or 23% (24% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity, the recent acquisitions and organic growth, as described above.
EMEA Adjusted EBITDA. During the three months ended September 30, 2022, EMEA adjusted EBITDA increased by $15.7 million or 6% (8% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity, the recent acquisition and organic growth as described above.
Asia-Pacific Adjusted EBITDA. Our Asia-Pacific adjusted EBITDA did not materially change during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 and 2021
Revenues. Our revenues for the nine months ended September 30, 2022 and 2021 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Nine Months Ended September 30,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency (1)
Americas:
Recurring revenues	$2,353,485	44%	$2,120,623	44%	$232,862	11%	11%
Non-recurring revenues	123,961	2%	119,013	2%	4,948	4%	4%
	2,477,446	46%	2,239,636	46%	237,810	11%	11%
EMEA:
Recurring revenues	1,636,826	30%	1,489,189	30%	147,637	10%	12%
Non-recurring revenues	104,667	2%	112,684	2%	(8,017)	(7)%	4%
	1,741,493	32%	1,601,873	32%	139,620	9%	11%
Asia-Pacific:
Recurring revenues	1,107,596	21%	1,007,199	20%	100,397	10%	18%
Non-recurring revenues	65,725	1%	80,451	2%	(14,726)	(18)%	(11)%
	1,173,321	22%	1,087,650	22%	85,671	8%	16%
Total:
Recurring revenues	5,097,907	95%	4,617,011	94%	480,896	10%	13%
Non-recurring revenues	294,353	5%	312,148	6%	(17,795)	(6)%	—%
	$5,392,260	100%	$4,929,159	100%	$463,101	9%	12%

(1)As defined in the "Non-GAAP Financial Measures" section in Item 2 of this Quarterly Report on Form 10-Q.

Revenues
(dollars in thousands)

Americas Revenues. During the nine months ended September 30, 2022, Americas revenue increased by $237.8 million or 11% (and also 11% on a constant currency basis). Growth in Americas revenues was primarily due to:
•approximately $39.9 million of incremental revenues generated from our IBX data center expansions;
•$17.9 million of incremental revenues from the Entel Chile and Entel Peru acquisitions; and
•an increase in orders from both our existing customers and new customers during the period.
EMEA Revenues. During the nine months ended September 30, 2022, EMEA revenue increased by $139.6 million or 9% (11% on a constant currency basis). Growth in EMEA revenues was primarily due to:
•$39.3 million of incremental revenues generated from the MainOne Acquisition;
•approximately $28.6 million of incremental revenues generated from our IBX data center expansions;
•$14.4 million of incremental revenues from services provided to our joint ventures; and
•an increase in orders from both our existing customers and new customers during the period.
Asia-Pacific Revenues. During the nine months ended September 30, 2022, Asia-Pacific revenue increased by $85.7 million or 8% (16% on a constant currency basis). Growth in Asia-Pacific revenue was primarily due to:
•approximately $40.2 million of incremental revenues generated from our IBX data center expansions;
•$16.4 million incremental revenues from the GPX India acquisition; and
•power price increases in Singapore in response to the increased cost of utilities noted below.
The increase was partially offset by an unfavorable foreign currency impact during the nine months ended September 30, 2022 as compared to the same period in 2021.

Cost of Revenues. Our cost of revenues for the nine months ended September 30, 2022 and 2021 by geographic regions was as follows (dollars in thousands):

	Nine Months Ended September 30,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas	$1,156,211	42%	$1,073,049	42%	$83,162	8%	8%
EMEA	948,849	34%	903,558	35%	45,291	5%	10%
Asia-Pacific	675,741	24%	585,380	23%	90,361	15%	24%
Total	$2,780,801	100%	$2,561,987	100%	$218,814	9%	12%

Cost of Revenues
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the nine months ended September 30, 2022, Americas cost of revenues increased by $83.2 million or 8% (and also 8% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:
•$42.6 million of higher utilities, primarily driven by comparatively lower costs in 2021 resulting from gains recognized from wind farm settlements in Texas and Oklahoma due to extreme weather conditions, current period increases in power cost, higher utility usage and IBX data center expansions;
•$13.0 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth,
•$12.6 million of higher depreciation driven by IBX data center expansions; and
•$8.9 million of incremental cost of revenues from the Entel Chile and Entel Peru acquisitions.
EMEA Cost of Revenues. During the nine months ended September 30, 2022, EMEA cost of revenues increased by $45.3 million or 5% (10% on a constant currency basis). The increase in our EMEA cost of revenues was primarily due to:
•$23.6 million of incremental cost of revenues from the MainOne Acquisition; and
•higher utilities costs, primarily driven by increases in power cost and higher utility usage in France and the United Kingdom.
Asia-Pacific Cost of Revenues. During the nine months ended September 30, 2022, Asia-Pacific cost of revenues increased by $90.4 million or 15% (24% on a constant currency basis). The increase in our Asia-Pacific cost of revenues was primarily due to:
•$77.7 million of higher utilities primarily driven by increases in power cost and higher utility usage in Singapore;

•$13.1 million of incremental cost of revenues from the GPX India acquisition; and
•$12.0 million of higher depreciation expense, primarily from IBX data center expansions in Singapore.
This increase was partially offset by $15.5 million of lower other cost of revenue, primarily due to decreased customer installations.
We expect cost of revenues to increase across all three regions in line with the growth of our business, including from the impact of acquisitions.
Sales and Marketing Expenses. Our sales and marketing expenses for the nine months ended September 30, 2022 and 2021 by geographic regions were as follows (dollars in thousands):

	Nine Months Ended September 30,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas	$369,287	64%	$349,860	63%	$19,427	6%	6%
EMEA	135,584	23%	129,355	23%	6,229	5%	9%
Asia-Pacific	74,456	13%	72,219	14%	2,237	3%	10%
Total	$579,327	100%	$551,434	100%	$27,893	5%	7%
Sales and Marketing Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. During the nine months ended September 30, 2022, Americas sales and marketing expenses increased by $19.4 million or 6% (and also 6% on a constant currency basis). The increase in our Americas sales and marketing expenses was primarily due to $15.1 million of higher compensation costs, including sales compensation, salaries and stock-based compensation, partially due to additional compensation expenses incurred related to headcount growth.
EMEA Sales and Marketing Expenses. Our EMEA sales and marketing expense did not materially change during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expense did not materially change during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
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

General and Administrative Expenses. Our general and administrative expenses for the nine months ended September 30, 2022 and 2021 by geographic regions were as follows (dollars in thousands):

	Nine Months Ended September 30,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas	$725,849	66%	$667,507	70%	$58,342	9%	9%
EMEA	215,502	20%	179,525	19%	35,977	20%	25%
Asia-Pacific	157,167	14%	111,054	11%	46,113	42%	48%
Total	$1,098,518	100%	$958,086	100%	$140,432	15%	16%

 General and Administrative Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the nine months ended September 30, 2022, Americas general and administrative expenses increased by $58.3 million or 9% (and also 9% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily due to:
•$41.1 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to additional compensation expenses incurred related to headcount growth, including the conversion of contingent workers to full time employees;
•$32.7 million of higher depreciation expense associated with back-office systems to support the growth of our business; and
•$14.8 million of higher office expenses primarily due to additional software and support services.
This increase was partially offset by $34.8 million of lower consulting costs driven by an increase in the conversion of contingent workers to full time employees.
EMEA General and Administrative Expenses. During the nine months ended September 30, 2022, EMEA general and administrative expenses increased by $36.0 million or 20% (25% on a constant currency basis). The increase in our EMEA general and administrative expenses was primarily due to:
•$24.8 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth; and
•$7.4 million higher travel and entertainment expenses as travel restrictions that were imposed in response to the COVID-19 pandemic have eased.

Asia-Pacific General and Administrative Expenses. During the nine months ended September 30, 2022, Asia-Pacific general and administrative expenses increased by $46.1 million or 42% (48% on a constant currency basis). The increase in our Asia-Pacific general and administrative expense was primarily due to:
•$27.2 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth; and
•$22.6 million of higher consulting costs in support of our business growth and location strategy.
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
Transaction costs. During the nine months ended September 30, 2022, we recorded transaction costs totaling $11.3 million, primarily related to costs incurred in connection with the recent acquisitions and formation of the new joint ventures, see Notes 4, 5 and 6 within the Condensed Consolidated Financial Statements. During the nine months ended September 30, 2021, we recorded transaction costs totaling $13.4 million, primarily related to costs incurred in connection with the new joint ventures.
Gain or Loss on Asset Sales. During the nine months ended September 30, 2022 we did not record a significant amount of loss on asset sales. During the nine months ended September 30, 2021, we recorded a gain of $14.1 million, primarily related to the sale of the DB5 data center.
Income from Operations. Our income from operations for the nine months ended September 30, 2022 and 2021 by geographic regions was as follows (dollars in thousands):

	Nine Months Ended September 30,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas	$213,191	23%	$135,830	16%	$77,361	57%	56%
EMEA	440,032	48%	404,367	47%	35,665	9%	5%
Asia-Pacific	265,105	29%	318,240	37%	(53,135)	(17)%	(10)%
Total	$918,328	100%	$858,437	100%	$59,891	7%	7%
Americas Income from Operations. During the nine months ended September 30, 2022, Americas income from operations increased by $77.4 million or 57% (56% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity, the recent acquisitions and organic growth, as described above.
EMEA Income from Operations. During the nine months ended September 30, 2022, EMEA income from operations increased by $35.7 million or 9% (5% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity, the recent acquisition and organic growth, as described above.
Asia-Pacific Income from Operations. During the nine months ended September 30, 2022, Asia-Pacific income from operations decreased by $53.1 million or 17% (10% on a constant currency basis), primarily due to higher operating expenses as a percentage of revenues, which included higher utility costs, primarily driven by increases in prices and higher utility usage, as described above.
Interest Income. Interest income was $17.8 million, with an annualized yield of 1.19%, for the nine months ended September 30, 2022. During the nine months ended September 30, 2021, we did not record a significant amount of interest income.
Interest Expense. Interest expense increased to $262.1 million for the nine months ended September 30, 2022 from $255.9 million for the nine months ended September 30, 2021, primarily due to the issuance of the 3.900% Senior Notes due 2032. During the nine months ended September 30, 2022 and 2021, we capitalized $14.3 million and $19.2 million, respectively, of interest expense to construction in progress. See Note 10 within the Condensed Consolidated Financial Statements.

Other Expense. We recorded net other expense of $22.5 million for the nine months ended September 30, 2022, including a $14.0 million stock-based charitable contribution and foreign currency exchange gains and losses. For the nine months ended September 30, 2021, we recorded net other expense of $44.8 million, primarily due to a $32.3 million impairment charge resulting from the settlement of a pre-acquisition uncertain tax position, as well as foreign currency exchange gains and losses.
Gain or Loss on debt extinguishment. We did not record a significant amount of gain on debt extinguishment during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, we recorded a loss on debt extinguishment of $115.3 million primarily due to the redemption of 2.875% Euro Senior Notes due 2026 and the 5.375% Senior Notes due 2027.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ending December 31, 2022 and 2021, respectively. As such, other than state income taxes and foreign income and withholding taxes, no provision for income taxes has been included for our REIT and QRSs in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2022 and 2021.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the nine months ended September 30, 2022 and 2021.
For the nine months ended September 30, 2022 and 2021, we recorded $76.0 million and $67.3 million of income tax expense, respectively. Our effective tax rates were 11.7% and 15.2%, for the nine months ended September 30, 2022 and 2021, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2022 as compared to the same period in 2021 was mainly driven by higher U.S. QRS income that is not subject to U.S. corporate income taxes.

In the current period, we had a favorable resolution of uncertain tax positions of approximately $40.0 million resulting from the settlement of tax audits in the EMEA region. In the prior period, we had a favorable resolution of uncertain tax positions of approximately $70.0 million resulting from the settlement of various tax audits in the EMEA and Asia-Pacific regions. Of the unrecognized tax benefits realized in the prior period, approximately $32.3 million was related to the uncertain tax position inherited from the Metronode Acquisition in 2018. The uncertain tax position was covered by an indemnification agreement with the seller. The realization of the unrecognized tax benefits resulted in an impairment of the indemnification asset for the same amount, which was included in Other Income (Expense) on the Condensed Consolidated Statements of Operations.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income. Our adjusted EBITDA for the nine months ended September 30, 2022 and 2021 by geographic regions was as follows (dollars in thousands):

	Nine Months Ended September 30,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas	$1,127,938	45%	$992,184	42%	$135,754	14%	14%
EMEA	839,013	33%	773,642	33%	65,371	8%	11%
Asia-Pacific	564,009	22%	590,981	25%	(26,972)	(5)%	3%
Total	$2,530,960	100%	$2,356,807	100%	$174,153	7%	10%
Americas Adjusted EBITDA. During the nine months ended September 30, 2022, Americas adjusted EBITDA increased by $135.8 million or 14% (and also 14% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity, the recent acquisitions and organic growth, as described above.
EMEA Adjusted EBITDA. During the nine months ended September 30, 2022, EMEA adjusted EBITDA increased by $65.4 million or 8% (11% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity, the recent acquisition and organic growth as described above.
Asia-Pacific Adjusted EBITDA. During the nine months ended September 30, 2022, Asia-Pacific adjusted EBITDA decreased by $27.0 million or 5% (3% on a constant currency basis), primarily due to the higher utility costs, as described above.
Non-GAAP Financial Measures
We provide all information required in accordance with GAAP, but we believe that evaluating our ongoing results of operations may be difficult if limited to reviewing only GAAP financial measures. Accordingly, we use non-GAAP financial measures to evaluate our operations.
Non-GAAP financial measures are not a substitute for financial information prepared in accordance with GAAP. Non-GAAP financial measures should not be considered in isolation, but should be considered together with the most directly comparable GAAP financial measures and the reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures. We have presented such non-GAAP financial measures to provide investors with an additional tool to evaluate our results of operations in a manner that focuses on what management believes to be our core, ongoing business operations. We believe that the inclusion of these non-GAAP financial measures provides consistency and comparability with past reports and provides a better understanding of the overall performance of the business and ability to perform in subsequent periods. We believe that if we did not provide such non-GAAP financial information, investors would not have all the necessary data to analyze us effectively.
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
Adjusted EBITDA
We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales as presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$211,739	$152,026	$575,674	$376,587
Income tax expense	34,606	53,224	75,985	67,325
Interest income	(11,192)	(411)	(17,806)	(1,514)
Interest expense	91,346	78,943	262,137	255,855
Other (income) expense	6,735	(1,482)	22,522	44,845
(Gain) loss on debt extinguishment	(75)	(179)	(184)	115,339
Depreciation, amortization, and accretion expense	431,668	419,684	1,300,882	1,231,760
Stock-based compensation expense	101,830	94,710	296,464	267,395
Transaction costs	2,007	5,197	11,310	13,364
(Gain) loss on asset sales	2,252	(15,414)	3,976	(14,149)
Adjusted EBITDA	$870,916	$786,298	$2,530,960	$2,356,807
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

Our FFO and AFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$211,739	$152,026	$575,674	$376,587
Net (income) loss attributable to non-controlling interests	68	190	(92)	330
Net income attributable to Equinix	211,807	152,216	575,582	376,917
Adjustments:
Real estate depreciation	271,920	267,973	830,162	796,117
(Gain) loss on disposition of real estate property	2,002	(13,744)	6,697	(11,132)
Adjustments for FFO from unconsolidated joint ventures	2,667	1,536	6,948	4,215
FFO attributable to common shareholders	$488,396	$407,981	$1,419,389	$1,166,117

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
FFO attributable to common shareholders	$488,396	$407,981	$1,419,389	$1,166,117
Adjustments:
Installation revenue adjustment	9,959	13,710	10,770	22,161
Straight-line rent expense adjustment	6,811	3,855	14,678	11,597
Contract cost adjustment	(12,678)	(15,919)	(35,508)	(43,311)
Amortization of deferred financing costs and debt discounts and premiums	4,533	4,390	13,273	12,760
Stock-based compensation expense	101,830	94,710	296,464	267,395
Stock-based charitable contributions	—	—	14,039	—
Non-real estate depreciation expense	106,400	100,604	315,324	278,644
Amortization expense	51,873	50,354	153,317	155,428
Accretion expense adjustment	1,476	753	2,080	1,571
Recurring capital expenditures	(50,182)	(47,735)	(108,838)	(113,396)
(Gain) loss on debt extinguishment	(75)	(179)	(184)	115,339
Transaction costs	2,007	5,197	11,310	13,364
Impairment charges (1)	1,815	(1,240)	1,815	32,312
Income tax expense adjustment (1)	(965)	11,256	(50,971)	(35,419)
Adjustments for AFFO from unconsolidated joint ventures	836	533	(898)	2,473
AFFO attributable to common shareholders	$712,036	$628,270	$2,056,060	$1,887,035

(1)Impairment charges relate to the impairment of an indemnification asset resulting from the settlement of a pre-acquisition uncertain tax position, which was recorded as Other Income (Expense) on the Condensed Consolidated Statements of Operations. This impairment charge was offset by the recognition of tax benefits in the same amount, which was included within the Income tax expense adjustment line on the table above.
Our AFFO results have improved due to the improved operating results discussed earlier in "Results of Operations," as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in "Overview."

Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies. During the three and nine months ended September 30, 2022 as compared to the same period in 2021 the U.S. dollar was stronger relative to the Japanese yen, British Pound, Euro and Australian dollar, which resulted in an unfavorable foreign currency impact on revenue, operating income and adjusted EBITDA, and a favorable foreign currency impact on operating expenses. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Our constant currency presentation excludes the impact of our foreign currency cash flow hedging activities. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our results of operations. To present this information, our current period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the nine months ended September 30, 2021 are used as exchange rates for the nine months ended September 30, 2022 when comparing the nine months ended September 30, 2022 with the nine months ended September 30, 2021).
Liquidity and Capital Resources
Sources and Uses of Cash
Customer collections are our primary source of cash. We believe we have a stable customer base, and have continued to experience relatively strong collections. As of September 30, 2022, our principle sources of liquidity were $2.5 billion of cash and cash equivalents. In addition, we had $3.9 billion of additional liquidity available to us from our $4.0 billion revolving facility and have general access to both public and private debt and equity capital markets. We also have additional liquidity available to us from our 2020 ATM program, under which we may offer and sell from time to time our common stock in "at the market" transactions. As of September 30, 2022, we had approximately $200.0 million in common stock available for sale under the 2020 ATM Program. We may elect in the future to put new ATM programs in place.
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
As we continue to grow, we may pursue additional expansion opportunities, primarily the build out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions and joint ventures. If the opportunity to expand is greater than planned we may further increase the level of capital expenditure to support this growth as well as pursue additional business and real estate acquisitions or joint ventures provided that we have or can access sufficient funding to pursue such expansion opportunities. We may elect to access the equity or debt markets from time to time opportunistically, particularly if financing is available on attractive terms. We will continue to evaluate our operating requirements and financial resources in light of future developments, and our cash dividend requirements as a REIT.

Cash Flow

	Nine Months Ended September 30,
	2022	2021	Change
	(dollars in thousands)
Net cash provided by operating activities	$2,202,993	$1,655,101	$547,892
Net cash used in investing activities	(2,291,427)	(2,186,042)	(105,385)
Net cash provided by financing activities	1,182,447	320,943	861,504
Operating Activities
Our cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary use of cash from our operating activities includes compensation and related costs, interest payments, other general corporate expenditures and taxes. Net cash provided by operating activities increased by $547.9 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily driven by improved results of operations offset by increases in cash paid for costs and operating expenses.
Investing Activities
Net cash used in investing activities increased by $105.4 million for the nine months ended September 30, 2022 as compared to nine months ended September 30, 2021, primarily due to a $805.5 million increase from the Entel Chile and Entel Peru data center acquisitions and the MainOne acquisition and a $32.3 million increase in purchases of investments. This increase is partially offset by a $484.0 million decrease in capital expenditures, a $155.0 million decrease in real estate acquisitions, a $75.4 million increase in the proceeds from the sale of assets to our Joint Ventures and a $18.0 million increase in proceeds from the sale of investments.
Financing Activities
Net cash provided by financing activities increased by $861.5 million for the nine months ended September 30, 2022 as compared to nine months ended September 30, 2021, primarily driven by a $2.0 billion decrease in repayment of senior notes, a $696.4 million increase in proceeds from the ATM program, a $676.9 million increase in proceeds from term loan facilities, a $120.2 million decrease in the repayment of term loan facilities, a $99.2 million decrease in debt extinguishment costs, a $32.3 million decrease in repayments of finance lease liabilities, a $7.4 million decrease in debt issuance costs and a $3.9 million increase in proceeds from employee awards. This increase is partially offset by a $2.7 billion decrease in proceeds from the issuance of senior notes and a $80.4 million increase in dividend distributions.
Material Cash Commitments
As of September 30, 2022, our principle commitments were primarily comprised of:
•approximately $12.1 billion of principal from our senior notes (gross of debt issuance cost and debt discount);
•approximately $3.1 billion of interest on mortgage payable, loans payable, senior notes and term loans, based on their respective interest rates and recognized over the life of these instruments, and the credit facility fee for the revolving credit facility;
•approximately $610.0 million of principal from our term loans, mortgage and loans payable (gross of debt issuance cost, debt discount, plus mortgage premium);
•approximately $4.9 billion of total lease payments, which represents lease payments under finance and operating lease arrangements, including renewal options that are reasonably certain to be exercised;
•approximately $1.7 billion of unaccrued capital expenditure contractual commitments, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open IBX data center expansion projects prior to making them available to customers for installation, the majority of which is payable within the next 12 months; and
•approximately $1.7 billion of other non-capital purchase commitments, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods, services or arrangements to be delivered or provided during 2023 and beyond, the majority of which is payable within the next two years.

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
Additionally, we entered into lease agreements with various landlords primarily for data center spaces and ground leases which have not yet commenced as of September 30, 2022. For additional information, see “Maturities of Lease Liabilities” in Note 9 within the Condensed Consolidated Financial Statements.
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
Market Risk
There have been no significant changes to our exposure management and procedures in relation to our market risk, investment portfolio risk, interest rate risk, foreign currency risk and commodity price risk exposures and procedures during the nine months ended September 30, 2022 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2021, other than factors discussed below.
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
We have entered into various foreign currency debt obligations. As of September 30, 2022, the total principal amount of foreign currency debt obligations was $1.6 billion, including $1.1 billion denominated in Euro and $557.8 million denominated in British Pound. As of September 30, 2022, we have designated $1.6 billion of the total principal amount of foreign currency debt obligations as net investment hedges against our net investments in foreign subsidiaries. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge are recorded as a component of other comprehensive income (loss) in the condensed consolidated balance sheets. Fluctuations in the exchange rates between these foreign currencies and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the foreign currency debt obligations at maturity. If the U.S. Dollar would have been weaker or stronger by 10% in comparison to these foreign currencies as of September 30, 2022, we estimate our obligation to cash settle the principal of these foreign currency debt obligations in U.S. Dollars would have increased or decreased by approximately $181.8 million and $148.7 million, respectively.
We are also party to cross-currency interest rate swaps. As of September 30, 2022, the total notional amount of cross-currency interest rate swap contracts outstanding was $3.9 billion. The cross-currency interest rate swaps are designated as hedges of our net investment in foreign subsidiaries and changes in the fair value of these swaps are recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. If the U.S. dollar weakened or strengthened by 10% in comparison to foreign currencies, we estimate our obligation to cash settle these hedges would have increased or decreased by approximately $345.9 million and $283.0 million, respectively.
The U.S. Dollar strengthened relative to certain of the currencies of the foreign countries in which we operate during the nine months ended September 30, 2022. This has impacted our condensed consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. Dollar will continue to impact us in future periods.
With the existing cash flow hedges in place, a hypothetical additional 10% strengthening of the U.S. Dollar for the nine months ended September 30, 2022 would have resulted in a reduction of our revenues and a reduction of our operating expenses including depreciation and amortization expense by approximately $167.6 million and $165.5 million, respectively.
With the existing cash flow hedges in place, a hypothetical additional 10% weakening of the U.S. Dollar for the nine months ended September 30, 2022 would have resulted in an increase of our revenues and an increase of our operating expenses including depreciation and amortization expense by approximately $211.0 million and $208.4 million, respectively.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate increase or decrease in current interest rates from their position as of September 30, 2022 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations. However, the interest expense associated with our senior credit facility and term loans that bear interest at variable rates could be affected. For every 100-basis point increase or decrease in interest rates, our annual interest expense could increase by approximately $5.6 million or decrease by approximately $5.6 million based on the total balance of our term loan borrowings as of September 30, 2022. As of September 30, 2022, we had not employed any interest rate derivative products to hedge our variable rate debt obligations. However, we may enter into interest rate hedging agreements in the future to mitigate our exposure to interest rate risk.
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
(b) Changes in Internal Control over Financial Reporting. In the third quarter of 2022, as part of our multi-year project to move the backbone of our finance systems to the Cloud, we completed deployment of certain modules in our new cloud enterprise resource planning (“ERP”) system to support financial close and reporting. As a result of the ERP system implementation, in the third quarter of 2022 certain internal controls over financial reporting have been automated, modified, or implemented to address the new control environment and processes associated with the ERP system.
There have been no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business:
Risks Related to Our Business and Our Operations
Inflation in the global economy, increased interest rates and adverse global economic conditions, like the ones we are currently experiencing, could negatively affect our business and financial condition.

Inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades and we are seeing its impact on various aspects of our business. We are also experiencing an increase in our costs to procure power and supply chain issues globally. Rising prices for materials related to our IBX data center construction and our data center offerings, energy and gas prices, as well as rising wages and benefits costs negatively impact our business by increasing our operating costs. The levels of inflation we are currently experiencing may cause a decrease in sales of our offerings should customers scale back their operations and could result in churn in our customer base, reductions in revenues from our offerings, adverse effects to our DSO, longer sales cycles, slower adoption of new technologies and increased price competition, which could adversely affect our liquidity. Customers and vendors filing for bankruptcy could also lead to costly and time-intensive actions with adverse effects, including greater difficulty or delay in accounts receivable collection. The uncertain economic environment could also have an impact on our foreign exchange forward contracts if our counterparties' credit deteriorates or if they are otherwise unable to perform their obligations. Finally, volatility in the financial markets like we are currently experiencing could affect our ability to access the capital markets at a time when we desire, or need, to do so which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future. Adverse global economic conditions like the ones we are currently experiencing with global inflation, the increased cost of power, and supply chain issues have created, and in the future may increase, risk to our business and financial outlook.

Our efforts to mitigate the risks associated with these adverse conditions may not be successful and our business and growth could be adversely affected.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been the result of many global macro-economic factors including the ongoing military conflict between Russia and Ukraine. These macro-economic and other factors could negatively affect our business and financial condition.

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

Additionally, various of Russia’s actions have led to sanctions and other penalties being levied by the U.S., the European Union, the United Kingdom, and other countries, as well as other public and private actors and companies, against Russia and certain other geographic areas, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system and restrictions on imports of Russian oil, liquified natural gas and coal. These disruptions in the oil and gas markets have caused, and could continue to cause, significant increases in energy prices, which could have a material effect on our business. Additional potential sanctions and penalties have also been proposed and/or threatened. Some of our IBX data centers in EMEA partially rely on energy produced in-part from fossil fuels originating from Russia, which Russia has reduced. If Russia further reduces or turns off energy supplies to Europe, our EMEA operations could be affected adversely. Russian military actions and the resulting sanctions could further adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional debt or equity financing on attractive terms in the future.

We do not have operations in Russia or Ukraine and historically we have had a limited number of Russian and Ukrainian customers, which we continue to screen against applicable sanctions lists per our standard processes. In addition to compliance with applicable sanctions laws, we are currently limiting the ability of Russian customers to place orders for our offerings unless, after reviewing these orders, we believe they are aligned with our stated objectives in support of Ukraine. We have suspended all activities and purchasing with and through Russian partners and suppliers and to not make any direct or indirect investment in Russia absent an end to this conflict. In addition, for our customers located in Ukraine, we are currently providing offerings free of charge and may continue to do so in the future.

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

We have continuously monitored our global operations in light of the COVID-19 pandemic. We have implemented procedures focusing on the health and safety of our employees, customers, partners and communities, the continuity of our business offerings and compliance with governmental regulations and local public health guidance and ordinances. While our business operations have continued without interruption and our IBX data centers have remained fully operational to date, we cannot guarantee our business operations or our IBX data centers will not be negatively impacted in the future because of the COVID-19 pandemic.

Our business could be harmed by increased costs to procure power, prolonged power outages, shortages or capacity constraints as well as restrictions on access to power.

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

Fluctuations in foreign currency exchange rates, especially the strength of the U.S. dollar, in the markets in which we operate internationally could harm our results of operations.

We have experienced and may continue to experience gains and losses resulting from fluctuations in foreign currency exchange rates. To date, the majority of revenues and costs in our international operations are denominated in foreign currencies. As we have experienced in 2022, where our prices are denominated in U.S. Dollars, our sales and revenues could be adversely affected by declines in foreign currencies relative to the U.S. Dollar, thereby making our offerings more expensive in local currencies. We are also exposed to risks resulting from fluctuations in foreign currency exchange rates in connection with our international operations. To the extent we are paying contractors in foreign currencies, our operations could cost more than anticipated as a result of declines in the U.S. Dollar relative to foreign currencies. In addition, fluctuating foreign currency exchange rates have a direct impact on how our international results of operations translate into U.S. Dollars.

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

In connection with the evolving needs of our customers and our business, we continue to review our organizational architecture and have made, and will continue to make, changes as appropriate, including recently announced leadership and organizational changes to our digital services and data center services teams. The corporate and remote working landscape has changed dramatically since the COVID-19 pandemic and while our non-IBX staff worked primarily remotely during the COVID-19 pandemic, we have announced a hybrid working model moving forward, blending time onsite, time at home and business travel, as we return to the office. Certain employees may prefer remote work. There can be no assurances that the hybrid work model or any of these organizational changes will not result in attrition, that the significant amount of management and other employees' time and focus to implement the changes will not divert attention from operating and growing the business, or that any changes will result in increased organizational effectiveness. We must also continue to identify, hire, train and retain key personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required for our company's growth. There is a shortage of qualified personnel in these fields, made more acute in the current tight labor market, and we compete with other companies for the limited pool of talent.

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
As of September 30, 2022, our retained earnings were $2.8 billion. Although we have generated net income for each fiscal year since 2008, except for the year ended December 31, 2014, we are currently investing heavily in our future growth through the build out of multiple additional IBX data centers, expansions of IBX data centers and acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as transaction costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover the additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing, we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
•unexpected lack of power access;
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

Over the last several years, we have completed numerous acquisitions, including most recently that of five data centers in Peru and Chile from Entel, a leading Chilean telecommunications provider in 2022, MainOne in West Africa in April 2022, and GPX Global System's, Inc.'s India operations in September 2021. We expect to make additional acquisitions in the future, which may include (i) acquisitions of businesses, products, solutions or technologies that we believe to be complementary, (ii) acquisitions of new IBX data centers or real estate for development of new IBX data centers; (iii) acquisitions through investments in local data center operators; or (iv) acquisitions in new markets with higher risk profiles. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, including:

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

We may not realize all of the anticipated benefits from our Joint Ventures. The success of these Joint Ventures will depend, in part, on the successful partnership between Equinix and our JV partners. Such a partnership is subject to risks as outlined below in our risk factor related to Joint Ventures, and more generally, to the same types of business risks as would impact our IBX data center business. A failure to successfully partner, or a failure to realize our expectations for the Joint Ventures, including any contemplated exit strategy from a Joint Venture, could materially impact our business, financial condition and results of operations. These Joint Ventures could also be negatively impacted by inflation, supply chain issues, an inability to obtain financing on favorable terms or at all, an inability to fill the xScale sites with customers as planned, and development and construction delays, including those we are currently experiencing in many markets globally.

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
•compliance with economic and trade sanctions enforced by the Office of Foreign Assets Control of the U.S. Department of Treasury and other enforcement agencies in other jurisdictions around the world;
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
We continue to invest in our expansion efforts but may not have sufficient customer demand in the future to realize expected returns on these investments.

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
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of September 30, 2022, our total indebtedness (gross of debt issuance cost, debt discount, and debt premium) was approximately $14.8 billion, our stockholders' equity was $11.2 billion and our cash and cash equivalents totaled $2.5 billion. In addition, as of September 30, 2022, we had approximately $3.9 billion of additional liquidity available to us from our $4.0 billion revolving credit facility. In addition to our substantial debt, we lease many of our IBX data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of September 30, 2022, we recorded operating lease liabilities of $1.4 billion, which represents our obligation to make lease payments under those lease arrangements.
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
Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. In October 2020, we established an "at the market" equity offering program (the "2020 ATM Program") in the amount of $1.5 billion under which we may, from time to time, issue and sell shares of our common stock to or through sales agents up to established limits. As of September 30, 2022, we had approximately $200.0 million available for sale under the 2020 ATM Program. We expect to refresh our ATM program periodically, which could lead to additional dilution for our stockholders in the future. We may also seek authorization to sell additional shares of common stock through other means which could lead to additional dilution for our stockholders. Please see Note 12 within the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for sales of our common stock under our ATM program.
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

Additionally, laws and regulations related to economic sanctions, export controls, anti-bribery and anti-corruption, and other international activities may restrict or limit our ability to engage in transactions or dealings with certain counterparties, in or with certain countries or territories, or in certain activities. We cannot guarantee compliance with all such laws and regulations, and failure to comply with such laws and regulations could expose us to fines, penalties, or costly and expensive investigations.

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

Our business was designated "critical infrastructure" or "essential services" which allowed our data centers to remain open in many jurisdictions during the COVID-19 pandemic. Any regulations restricting our ability to operate our business due to the COVID-19 pandemic or for any other reason could have a material adverse effect on our business. Additionally, these "essential services" and "critical infrastructure" designations could lead countries or local regulators to impose additional regulations on the data center industry in order to have better visibility and control over our industry for future events and crises.

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
We paid quarterly distributions in March, June and September of 2022 and have declared a quarterly distribution to be paid on December 14, 2022. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the creation of reserves or required debt service or amortization payments.
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
		10-K	12/31/2021	10.22

10.23**	Relocation Letter Agreement by and between Equinix, Inc. and Charles Meyers dated October 12, 2018.	10-K	2/22/2019	10.37

10.24**	Change in Control Severance Agreement between Equinix, Inc. and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.25

10.25**	Change in Control Severance Agreement between Equinix, Inc. and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.26

10.26**	Change in Control Severance Agreement between Equinix, Inc. and Karl Strohmeyer dated October 3, 2019.	10-Q	9/30/2019	10.27

10.27**	Change in Control Severance Agreement between Equinix, Inc. and Peter Van Camp dated October 3, 2019.	10-Q	9/30/2019	10.28

10.28**	Change in Control Severance Agreement between Equinix, Inc. and Charles Meyers dated October 4, 2019.	10-Q	9/30/2019	10.29

10.29**	Change in Control Severance Agreement between Equinix, Inc. and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.31

10.30**	Change in Control Severance Agreement between Equinix, Inc. and Sara Baack dated October 3, 2019.	10-Q	9/30/2019	10.32

10.31**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Sara Baack dated October 3, 2019.	10-Q	9/30/2019	10.33

10.32**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Charles Meyers dated October 4, 2019.	10-Q	9/30/2019	10.34

10.33**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.36

10.34**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.37

10.35**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.38

10.36**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Karl Strohmeyer dated October 3, 2019.	10-Q	9/30/2019	10.39

10.37**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Peter Van Camp dated October 3, 2019.	10-Q	9/30/2019	10.40

10.38**	Separation Agreement and General Release of Claims between Equinix, Inc. and Sara Baack dated September 20, 2021.	10-Q	9/30/2021	10.37

10.39**	Amendment to Relocation Letter Agreement by and between Equinix, Inc. and Charles Meyers dated September 21, 2022.				X

21.1	Subsidiaries of Equinix, Inc.				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	10-K	12/31/21	23.1

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

EQUINIX, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINIX, INC.
Date: November 4, 2022
	By:	/s/ KEITH D. TAYLOR
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.39**	Amendment to Relocation Letter Agreement by and between Equinix, Inc. and Charles Meyers dated September 21, 2022

21.1	Subsidiaries of Equinix, Inc.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Document.

101. PRE	Inline XBRL Taxonomy Extension Presentation Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.