Form 10-K
period 2022-12-31
EQUINIX INC
filed 2023-02-17
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $60.0 billion. As of February 16, 2023, a total of 92,744,713 shares of the registrant's common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the registrant's definitive proxy statement to be issued in conjunction with the registrant's 2023 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2022. Except as expressly incorporated by reference, the registrant's proxy statement shall not be deemed to be a part of this report on Form 10-K.

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

Risks Related to the Macro Environment

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

Risks Related to our Operations

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

Risks Related to our Offerings and Customers

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

Risks Related to our Financial Results

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

•Our business could be adversely affected if we are unable to maintain our complex global legal entity structure.

Risks Related to Our REIT Status in the US

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
ITEM 1.    Business
Overview: Powering the World’s Digital Leaders
Equinix is the world's digital infrastructure companyTM. Digital leaders harness our trusted platform to bring together and interconnect the foundational infrastructure that powers their success. We enable our customers to access all the right places, partners and possibilities they need to accelerate their advantage. Platform Equinix® combines a global footprint of International Business Exchange™ ("IBX®") and xScale® data centers in the Americas, Asia-Pacific, and Europe, the Middle East and Africa ("EMEA") regions, interconnection solutions, digital offerings, unique business and digital ecosystems and expert consulting and support. Equinix was incorporated on June 22, 1998, as a Delaware corporation and operates as a REIT for federal income tax purposes.
Al Avery and Jay Adelson founded Equinix as a network-neutral, multi-tenant data center ("MTDC") provider, where competing networks could connect and share data traffic to help scale the rapid growth of the early internet. The company’s name, Equinix (composed from the words "equality", "neutrality" and "internet exchange"), reflects that vision. The founders also believed they not only had the opportunity but also the responsibility to create a company that would be the steward of some of the most important digital infrastructure assets in the world. Nearly two and a half decades later, we have expanded upon that vision to build Platform Equinix, which we believe is unmatched in scale and reach.
Our interconnected data centers around the world allow our customers to bring together and interconnect the infrastructure they need to fast-track their digital advantage. With Equinix, they can scale with agility, speed the launch of digital offerings, deliver world-class experiences and multiply their value. We enable them to differentiate by distributing infrastructure and removing the distance between clouds, users and applications in order to reduce latency and deliver a superior customer, partner and employee experience. The Equinix global platform, and the quality of our IBX and xScale data centers, interconnection offerings and edge solutions, have enabled us to establish a critical mass of customers. As more customers choose Platform Equinix for bandwidth cost and performance reasons, it benefits their suppliers and business partners to colocate in the same data centers and connect directly with each other. This adjacency creates a network effect that attracts new customers, continuously compounds our existing customers' value and enables them to capture further economic and performance benefits from our offerings.

In 2022, we opened or acquired 13 new IBX data centers, opened three new xScale data centers via our joint ventures, and entered three new markets resulting in an increase in our total number of IBX and xScale data center facilities to 248. 2022 highlights include:
•New data center openings included 13 new IBX sites in the following metros: Abidjan, Accra, Genoa, Lagos, Lima, Munich, Manchester, Paris and Santiago.
•Three additional xScale sites opened in 2022 in Frankfurt, Dublin and Sydney, bringing our total number of xScale data centers to 11. xScale data centers serve the needs of the growing hyperscale data center market, including the world's largest cloud service providers, and are engineered to meet the technical and operational requirements and price points of core hyperscale workload deployments. xScale data centers also offer access to our comprehensive suite of interconnection and edge offerings that tie into the hyperscale companies' existing access points at Equinix, thereby increasing the speed of connectivity to their existing and future enterprise customers. In xScale sites, hyperscale companies can consolidate core and access point deployments into one global provider to streamline and simplify their growth.
•In December, we announced plans to enter the South Africa market with a $160 million IBX data center investment in Johannesburg that augments our current footprint on the African continent. With our South Africa expansion, Equinix is entering one of the largest and most digitally developed nations on the African continent. The new data center is expected to open in the middle of 2024.
•In November, we announced plans to enter the Malaysia market with a $40 million IBX data center investment. Equinix's expansion in Malaysia will offer opportunities for Malaysian businesses expanding internationally and for multinational corporations pursuing growth and innovation in the Malaysian market. Located in Johor, the new data center is expected to open in the first half of 2024.
•In October, we announced our plans for expansion into Indonesia, with an approximately $74 million IBX data center investment in the heart of Jakarta. Driven by rapid business digitalization and a substantial digital-savvy population, Indonesia has emerged as Southeast Asia's largest digital economy in value, and is expected to be a key hub of interconnection in the region.
•We also announced in October a $45 million investment in a new facility in Bogota, Colombia, scheduled to open in the first half of 2023. This will be our second data center in Colombia and further reinforces Equinix’s commitment to strengthening the digital economy across Latin America.
•In September, we opened a new IBX data center in Paris, France. Part of Equinix's Saint-Denis campus, the new site ("PA10") represents the tenth data center opened by Equinix in Paris. The new $163 million facility will incorporate multiple sustainability best practices, including heat recovery technology directly connected to Paris’s Saint-Denis urban heating network.
•In August, we completed our acquisition of a data center in Lima, Peru, from Empresa Nacional De Telecomunicaciones S.A. ("Entel"), a leading Chilean telecommunications provider, for a total purchase consideration of $80.3 million at the exchange rate in effect on the date of signing.
•In June, Equinix and PGIM Real Estate, the real estate investment and financing arm of PGIM, Prudential Financial's global asset management business, opened the first xScale data center in Sydney ("SY9x"). This milestone followed the closing of the $575 million joint venture between the parties in March of 2022.
•Extending our presence deeper into Latin America in May, we completed the acquisition of four data centers in Chile, from Entel, for a total purchase consideration of $638.3 million at the exchange rate in effect on the date of signing.
•In April, we entered Africa, closing on our $278.4 million acquisition of MainOne, a leading West African data center and connectivity solutions provider, with presence in Nigeria, Ghana and Côte d'Ivoire. The completion of the acquisition augmented Equinix's long-term strategy to become a leading African carrier-neutral digital infrastructure company by being able to bring a full range of transformative technologies and connectivity to Nigeria, Ghana and Cote d'Ivoire.
•Our new IBX data center in Aschheim, near Munich, Germany (“MU4”), opened in February to support the growing digital needs of local companies—particularly from the automotive, industrial, financial and healthcare sectors—providing them with direct, secure and fast connectivity to a multitude of cloud providers, services and partners. Like other new Equinix builds in Germany, it was designed in line with Equinix’s global sustainability strategy, featuring a green façade and partially planted roof. Additionally, the data center is expected to be powered by 100% renewable energy—purchased through a green power certificate from local supplier, Mainova.

•In January, we signed a joint venture agreement with GIC in Singapore to develop and operate two xScale data centers in Seoul, Korea. The joint venture will bring our global xScale data center portfolio to more than $8 billion across 36 facilities.
Industry Trends: Large-scale global trends are driving a digital-first strategy
Digital transformation is changing where and how businesses deploy and deliver IT services to employees and is creating new digital business models for partners and customers. The convergence of these global trends has created additional pressure for many companies to transform. The collective influence of these trends is driving complexity and risk that must be addressed in multiple locations for companies to effectively compete in the global digital economy. These trends include:
•The digital presence trend underpins businesses’ prioritization of transformation to engage and deliver value electronically. To compete in the digital economy, organizations are shifting to digital solutions. Digital transformation investment levels for 2022–2024 are expected to be $6.3 trillion and 55% of all Information and Communication Technology ("ICT") investment by the end of 2024. This forces the need for a digital infrastructure optimized for proximity to, and interconnection with, networks and clouds. This in turn enables digital development with elastic scale. IT becomes a revenue-generating function and the basis of competitive advantage for developing connected product bundles.
•The digital participation trend is digitizing trade and accessing digital marketplaces (digital B2B commerce) where goods and services are exchanged in the digital economy. Leveraging ecosystem and network effects optimizes collaboration and compounds business value. By 2023, it is expected that one in two companies will generate more than 40% of their revenues from digital products and services. The Global Interconnection Index 2023 ("GXI 2023"), a market study published by Equinix, shows that this forces the need to interconnect digital infrastructure with research communities, supply chains and marketplaces, enabling composable business models. IT becomes a business technology broker across an ecosystem of digital solutions and facilitates collaboration with network effects.
•The digital proximity trend means digitizing the front office for localized and personalized delivery—to customers, employees and operations where business happens, as well as digitizing the physical world for the physical infrastructure and operations intelligence needed to optimize commercial and environmental impact. By 2028, the global infrastructure edge footprint is expected to be 40 gigawatts, with 63% supporting healthcare, manufacturing, energy, retail and transportation. IT becomes fully integrated with operational technology ("OT") to balance transparency, efficiency and sustainability with greater mobility, security and control.
•The sustainability trend means that companies are now being held accountable by investors, employees and customers to demonstrate progress on Environmental, Social and Governance ("ESG") commitments. Sustainability is believed to be important by 90% of executives, but only 60% of organizations have sustainability strategies. These strategies include setting and measuring sustainability goals through science-based targets and key initiatives. IT must subscribe to the most efficient commodity solutions from sustainability leaders.
These trends are accelerating the need for companies like Equinix that can provide a secure, agile global business platform that leverages digital interconnection—or private data exchange—to deliver real-time interactions around the world.
As part of their digital transformation, businesses in most industries are shifting their centralized IT infrastructures to the edge to bring digital solutions closer to users for better performance, which has become a significant driver of digital business value. To realize the full potential of the edge, IT organizations require greater interconnection bandwidth. Interconnection bandwidth is defined as the total capacity provisioned to privately and directly exchange traffic, with a diverse set of partners and providers, at distributed IT exchange points inside carrier-neutral colocation data centers. Private interconnection capacity between businesses, as reported in GXI 2023, is anticipated to grow at a compound annual growth rate of 40% by 2025, reaching 27,762 terabits per second of data exchanged annually.

Worldwide Interconnection Bandwidth Capacity Growth (2020 - 2025) in Terabits per Second (Tbps)

Source: GXI 2023
Equinix Business Proposition: To be the platform where the world comes together, enabling the innovations that enrich our work, life and planet
In 2022, we continued to build new digital and data center offerings to further our vision to power the world’s digital leaders. On Platform Equinix, digital leaders can reach the most strategic global markets with the largest ecosystem of digital partners, with infrastructure that assembles and deploys virtually in minutes. We enable competitive advantage for our customers and partners by creating the foundational infrastructure capabilities that power worldwide businesses. We offer a comprehensive, integrated suite of data center and digital solutions and products to over 10,000 enterprise and service provider customers worldwide.
The following are the leading revenue-generating product and other offerings that collectively make up Platform Equinix:
Data Center Offerings
Our global, state-of-the-art data centers meet strict standards of security, reliability, certification and sustainability. Offerings in these data centers are typically billed based on the space and power a customer consumes, are delivered under a fixed duration contract and generate monthly recurring revenue ("MRR"). Our footprint consists of 248 data centers:
•International Business Exchange Data Centers are our vendor-neutral colocation data centers worldwide, providing our customers with secure, reliable and robust environments (including space and power) that are necessary to aggregate and distribute information and connect digital and business ecosystems globally. IBX data centers provide access to vital ecosystems where enterprises, network, cloud and SaaS providers, and business partners, can directly and securely interconnect to each other.
•xScale Data Centers are designed to serve the unique core workload deployment needs of a targeted group of hyperscale companies, which include the world's largest cloud service providers. With xScale data centers, hyperscale customers add to their core hyperscale data center deployments and existing customer access points at Equinix, allowing streamlined expansion with a single global vendor.
Equinix colocation offerings include a suite of comprehensive solutions that provide all the components required by a customer to house its IT infrastructure (or equipment). These offerings are designed to speed and streamline digital transformation and data center deployments for our customers.
•Private Cages are typically designed and built to order for a single customer, with space assigned based on purchased power allocations and planned cabinet quantity. A cage typically includes steel mesh walls with a locking door, interconnection provision such as a demarcation rack with patch panels, and cabling systems such as a ladder rack and fiber raceway. Available security accessories include dedicated cameras, biometric hand scanners and more.
•Secure Cabinets are steel-framed cabinets sized to industry standards, with lockable, fully ventilated doors, and are typically configured to order. Secure Cabinets provide a private, secure, smaller-footprint alternative to a Private Cage. Each cabinet includes an integrated, interconnection-ready demarcation panel and power circuitry sufficient to support planned utilization requirements. Secure cabinets are typically housed in a shared, secured cage within the data center facility.
•Secure Cabinet Express are ready-for-service Secure Cabinets which are pre-configured to an Equinix recommended, and most common, cabinet configuration. This configuration fits the majority of modern IT deployment requirements, providing a simplified and globally consistent colocation module for cabinet-sized deployments.
Equinix offers a variety of enabling solutions which support a customer's need to implement, operate and maintain their colocated deployments. These solutions include both on-consumption and subscription services which may generate monthly recurring revenue ("MRR") as well as non-recurring revenue ("NRR").
•IBX SmartView® is a fully integrated monitoring software which provides customers visibility into the operating data relevant to their specific Equinix footprint as if they were in-house. The software provides online access to real-time environmental and operating data through the Equinix Customer Portal or via either REST (APIs that provide customers the ability to retrieve information about their assets from every IBX location) or streaming API integrations. With real-time alerts and configurable reporting, IBX SmartView allows customers to maintain their IBX operations and plan for future growth.
•Equinix Smart Hands® provides around-the-clock, on-site operational support service for remote management, installation and troubleshooting of customer data center equipment. Using Equinix IBX data center technicians, Smart Hands allows customers to manage their Platform Equinix data center operations from anywhere in the world.
•Equinix Infrastructure Services (EIS) provides customers with a simple one-stop shop to purchase and deploy a world-class colocation deployment. EIS are repeatable, proven processes which address larger, more complex data center jobs, including installation and implementation of new builds, and planned migrations. EIS practices deliver Equinix expertise in colocation design to optimize our customers’ data center needs, including structured cabling, labelling and documentation, procurement recommendations and coordination, and secure de-installation.
Interconnection Offerings
Our interconnection solutions connect businesses directly, securely and dynamically within and between our data centers across our global platform. These solutions are typically billed based on the outbound connections from a customer and generate MRR.
•Equinix Fabric® provides secure, on-demand, software-defined interconnection. Built specifically for digital infrastructure, Equinix Fabric enables businesses to connect globally to their choice of thousands of networking, storage, compute and application service providers in the industry’s largest infrastructure ecosystem. As the foundation of Platform Equinix’s interconnection capability, Equinix Fabric also enables customers to quickly and easily connect between the physical and virtual digital infrastructures they have deployed in Equinix data centers globally.

•Cross Connects provide a point-to-point cable link between two Equinix customers in the same data center. Cross Connects deliver fast, convenient, affordable and highly reliable connectivity and data exchange with business partners and service providers within the Equinix ecosystem.
•Equinix Internet Exchange® enables networks, content providers and large enterprises to exchange internet traffic through the largest global peering solution. Service providers can aggregate traffic to multiple counterparties, called peers, on one physical port and handle multiple small peers while moving high-traffic peers to private interconnections. This reduces latency for end users when accessing content and applications.
•Equinix Internet Access is an agile, scalable, resilient and high-performing internet access solution. With at least two upstream ISPs in each market, Equinix Internet Access offers the resiliency that organizations demand and direct connections to major content destinations, resulting in superior performance. It provides the convenience of a one-stop shop and the flexibility required to connect to the internet as a primary or secondary access solution. Available globally in more than 40 markets, Equinix Internet Access allows businesses to grow as their needs grow, with scalable bandwidth options to meet their emerging usage requirements.
•Fiber Connect provides dark fiber links between customers and partners between multiple Equinix data centers. Fiber Connect enables fast, convenient and affordable integration with partners, customers and service providers across the global Equinix digital ecosystem. It supports highly reliable, extremely low-latency communication, system integration and data exchange.
Digital Offerings
Our edge solutions help businesses rapidly deploy as a service networking, security and hardware across our global data center footprint as an alternative to buying, owning and managing the physical infrastructure. Our edge solutions are typically billed based on the number of instances and the capacity used by a customer and generate MRR.
•Network Edge allows customers to modernize networks within minutes, by deploying network functions virtualization ("NFV") from multiple vendors across Equinix metros. Companies can select, deploy and connect virtual network solutions at the edge quickly, with no additional hardware requirements.
•Equinix Metal® allows enterprises, SaaS companies and digital service providers to provision interconnected bare metal resources in minutes instead of months, while reducing the capital expenditures and operational requirements of owning hardware. They can also reduce cloud costs while retaining the flexibility and operational expenditures of cloud solutions via on-demand, reserved or spot market capacity in Equinix’s global data centers using the Equinix Metal portal or DevOps-friendly APIs and integrations. DevOps, a combination of "development" and "operations", aligns collaboration between software development (Dev) and IT operations (Ops) skills and experiences to build, test and deploy APIs and other functionalities quickly.
•Equinix Precision Time® provides secure Precision Time Protocol ("PTP") and Network Time Protocol ("NTP") Time as a Service for distributed enterprise applications on Platform Equinix. The solution uses redundant and strategically located equipment and the high-performance network backbone of Equinix Fabric to deliver secure, reliable and precise time synchronization. Customers gain access to the product portal, allowing them to provision, manage and monitor their service.
Competition
While a large number of enterprises and service providers, such as hyperscale cloud service providers, own their own data centers, we believe the industry is shifting away from single-tenant solutions to outsourcing some or all of their IT housing and interconnection requirements to third party facilities, such as those operated by us. This shift is being accelerated by the increasing adoption of hybrid multicloud architectures.
Historically, the outsourcing market was served by large telecommunications carriers who bundled their products and services with their colocation offerings. The data center market landscape has evolved to include private and vendor-neutral MTDC providers, public and private cloud providers, managed infrastructure and application hosting providers, and systems integrators. It is estimated that Equinix is one of more than 2,200 companies that provide MTDC offerings around the world. The global MTDC market is highly fragmented. Each of these data center solutions providers can bundle various colocation, interconnection and network offerings, outsourced IT infrastructure solutions and managed services. We believe that this outsourcing trend has accelerated and is likely to continue to accelerate in the coming years, especially in light of the movement to digital business and the use of multiple cloud service providers.
Equinix is differentiated in this market by being able to offer customers a global platform that reaches over 30 countries and contains the industry’s largest and most active ecosystem of partners in our sites, including access to a leading share of cloud on-ramps, and an increasingly diverse ecosystem of networks and cloud and IT service providers. This ecosystem creates a “network effect” which improves performance and lowers cost for our customers, enabling them to become digital leaders, and is a significant source of competitive advantage for Equinix. Additionally, our digital solutions portfolio enables customers to bring together physical and programmable technologies like compute, storage, network and applications, to build a foundation for their company's digital operations.
Customers
Our customers include telecommunications carriers, mobile and other network services providers, cloud and IT services providers, digital media and content providers, financial services companies, and global enterprise ecosystems in various industries. We provide each company access to a choice of business partners and solutions based on their colocation, interconnection and managed IT service needs, and delivered 99.9999% operational uptime across our global data centers in 2022. As of December 31, 2022, we had over 10,000 customers worldwide. No one customer made up 10% or more of our total business revenues for the year ended December 31, 2022.
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

Human Capital
As of December 31, 2022, we had 12,097 employees worldwide with 5,493 based in the Americas, 3,936 based in EMEA and 2,668 based in Asia-Pacific. Of those employees, 5,130 employees were in engineering and operations, 1,985 employees were in sales and marketing and 4,982 employees were in management, finance and administration. As of December 31, 2022, approximately 73% of our workforce identified as men and approximately 26% identified as women. Women's representation in leadership (defined as VP and above) remained constant at 31% year-over-year.
At Equinix, we strive to build a culture where every employee, every day, can say “I’m Safe, I Belong and I Matter” and where our workforce, at all levels, reflects and represents the communities in which we operate. Our objective is to continue to make our culture a critical competitive advantage, engaging every leader and every employee in the process. To ensure we are upholding our core corporate values and making progress towards our aspirational goals, we monitor employee satisfaction through a quarterly pulse survey, which is one of our listening mechanisms. In 2022, employee satisfaction scores remained steady between 81-82 out of 100 each quarter, resulting in a score for Equinix three points higher than the benchmark score of the top 20th percentile of other companies. Managers use their quarterly pulse survey results to engage in dialogue with their teams about what is top of mind for our employees and how we can do better.
Attracting, developing and retaining talent at all levels is vital to our continued success and we offer industry competitive compensation and benefits, along with development opportunities to help every employee achieve their full potential. We continue to benefit from talent sourcing programs such as our global new-to-career programs as well as pathways programs for veterans and women returning to the workforce. In 2022, we continued to enhance our portfolio of development programs for our employees and gained full adoption of a system-enabled approach to goal setting, development planning and performance assessment to support objectivity and accountability in our talent management process. We offer development tools and opportunities to our employees such as online learning, manager training, professional coaching and 360-degree assessments for eligible employees as well as our leadership program specifically designed for high potential employees at the Director level and above.
We believe in equitable pay and equitable opportunity at every level of the organization. Equinix remains committed to attracting more women and other historically underrepresented groups to join the company, and to ensuring we have fair and consistent practices in place to recognize, reward and promote all employees, regardless of gender, ethnicity, sexual orientation, or other protected classes. Equinix operates a rigorous governance framework to manage pay and other compensation elements to ensure that all reward decisions are made fairly and without discrimination or bias. All roles are mapped and graded to one consistent global organizational framework. Each grade has a specific pay range created by benchmarking against the external market in the country in which the role is located. This global framework is also used to determine target levels for annual bonuses and long-term incentives. We strive to annually update our market data globally where information is available.
We are integrating diversity, inclusion and belonging ("DIB") into every aspect of how we run our business. In 2020, we embarked on a multi-year DIB strategy with governance through a DIB Council chaired by our CEO and CHRO, and in partnership with our Sustainability Program Office, that oversees our progress on environmental, social and governance ("ESG") matters. Our DIB strategy focuses on attracting, developing and retaining a diverse, global workforce; building leadership capability and accountability; and empowering our people to bring DIB to life. We have built multiple pathways to reach new talent from diverse communities. In 2022, we continued to forge partnerships and invest in tools and systems to grow and support our inclusive hiring practices and made updates to our recruitment marketing to reach a wider candidate pool more effectively. In 2022, our Talent Acquisition Team partnered with members of two of our Equinix Employee-led Connection Networks ("EECNs"), BlackConnect and GenteConnect, to build new avenues for recruiting Black/African American and Hispanic/Latinx talent to Equinix in the U.S. We also embedded diversity and inclusive behavior competencies in our leadership profiles and added coaching tools as well as manager training on leading inclusive teams to our development program.
Our EECNs are integral to our DIB strategy and play an important role in creating belonging and advocating for the needs and goals of communities with common identities, cultures or backgrounds. Each of our nine EECNs represents an identity/community that has faced historical discrimination or shares unique challenges. We recognize that creating the best workplace and culture we can requires a global effort with localized awareness and approaches. In 2020, we launched WeAreEquinix employee teams empowered to create, localize and promote purpose, inclusion and belonging for their locations across the world. Through live and virtual events, campaigns, and collaboration with the business, these volunteer leaders bring local opportunities to engage in the following areas: Wellbeing, Green and Sustainability, Community Impact, Fun and Creativity, DIB, and Employee Networks. We currently have WeAreEquinix teams in 35 locations.
Equinix representatives have joined the G100 Talent Consortium Task Force on Racial Inequity in Business to consider core inequity issues, including anti-racism, bias, and hiring and promotability practices, in order to develop tangible best practices that companies can use as guide rails to increase representation and career mobility for black, indigenous and people of color ("BIPOC") employees. In 2022, we hosted a Days of Understanding event as part of an initiative of CEO ACT!ON, a pledge Equinix has taken along with hundreds of other companies to embrace difference in our organizations, educate our people and build more inclusive cultures inside and outside of our workplaces. As part of this partnership, three Equinix employees completed ACT!ON’s inaugural two-year fellowship program focused on identifying, developing, and promoting scalable and sustainable policies and corporate best practices that address systemic racism and social injustice to improve societal wellbeing, and two new fellows joined. Equinix also completed its first year as a member of the Alliance for Global Inclusion, a coalition of global organizations working together to bring inclusivity and full equity to the workplace. This past year, Equinix worked with the Alliance to address inclusive language, leadership representation, and STEM readiness in under-resourced communities. Finally, in 2022 Equinix continued and expanded its programs with McKinsey to provide leadership development not only to our Black/African American leaders, but also to include individuals who identify as part of the Asian and Latinx communities through the Leadership Academy.
Our Community Impact program promotes connection and belonging, and enables employees to give back, with the support of Equinix, to the communities in which we work and live. In 2022, employees volunteered 22,759 service hours and over $2 million was donated through employee giving, corporate matching funds and grants. Additionally, in 2022, The Equinix Foundation was launched with a focus on the advancement of digital inclusion—from access to technology and connectivity to the skills needed to thrive in today's digitally driven world.
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
We have continued a number of precautionary measures in line with our business continuity and pandemic plans to minimize the risk of operational impacts and to protect the health and safety of employees, customers, partners and our communities. In 2022, we took a careful approach to the opening of our offices based on guidance from health experts and other leaders from around the world. As we look forward to the future of work, and more importantly amplifying Equinix’s vibrant culture, we are providing flexible, hybrid work opportunities in many roles, enhanced collaboration technologies for everyone, and activity-based workspaces at home or onsite. We recognize that the new normal will require changing behaviors. As such, we are providing learning opportunities and best practices to ensure our meetings, events and work sessions are inclusive and equitable for virtual and in-person participation. Employee well-being has been central to these efforts, driven globally through offerings such as health programs, ergonomic support, technology reimbursements, and wellness days.
We believe that all of these programs and initiatives support our human capital goals, align with our company culture, and increase employee satisfaction.

Sustainability
At Equinix, our Future First sustainability strategy rallies our people and partners to envision a better future and then do what it takes to make it happen. As the world’s digital infrastructure leader, we believe we have the responsibility to harness the power of technology to create a more accessible, equitable and sustainable future. The ESG initiatives comprising our Future First strategy focus on the issues that have the greatest impact on our stakeholders and our business. We continue to work to progress on our sustainability goals and look to build a business and world that reflects our purpose to bring the world together on our platform to create the innovations that will enrich our work, life and planet. We document our ESG progress in our Annual Report as well as in the annual Corporate Sustainability Report.
In 2021, we committed to becoming climate neutral across our global operations by 2030 and set a validated near-term science-based target (“SBT”) for emissions reduction across our global operations and supply chain. Our climate commitments are a critical step to ensure that we continue to advance investments and innovations to reduce greenhouse gas ("GHG") emissions and keep global warming to 1.5 degrees Celsius in alignment with the Paris Climate Agreement.
As a part of our Future First sustainability strategy, we published an Environmental Sustainability and Global Climate Change Policy in 2021 to detail our approach and practices related to the environment, climate change, resource efficiency and reporting. In alignment with our strategy and policy, we are also evaluating our material climate change risks and opportunities based on the recommendations of the Task Force on Climate Related Financial Disclosures (“TCFD”). In 2022, we undertook a qualitative and quantitative climate-related scenario analysis across eight climate scenarios in line with TCFD recommendations. This included scenario analysis modeling for the highest priority physical risks. We are continuing our work to embed climate change risk management into our business where relevant.
Environmental Performance
Equinix was the first data center company to commit to a long-term goal of 100% renewable energy across our global portfolio. We use local renewable energy sources where possible, seek new or recently built renewable sources and advocate for favorable renewable energy policies. In the U.S., we purchase nearly 2.5 million megawatt-hours ("MWh") of green power annually from a portfolio of renewable energy projects, including 225 MW of wind power under long-term virtual power purchase agreements ("VPPAs") located in Texas and Oklahoma. We have also recently executed 3 VPPAs in Europe which will bring 129 MW of new wind capacity to Finland when the projects are operational in 2024, 2025 and 2026. In 2021, 95% of our global electricity consumption, and 100% of U.S. electricity consumption, was covered by renewable energy sources.
We are committed to transparently measuring and reporting our global carbon footprint across direct (Scope 1), indirect energy (Scope 2) and indirect value chain (Scope 3) emissions. Since 2019, we have achieved a 12% reduction in GHG emissions on an absolute basis (Scope 1 and Scope 2 market-based metric tons of carbon dioxide-equivalent (mtCO2e)), even as the company doubled its footprint in both energy consumption and number of sites. In 2022, CDP, a global non-governmental organization dedicated to helping investors and companies measure and manage their climate risks, recognized our commitments, actions and progress on climate change.

We received an 'A' CDP leadership score for climate action and annual disclosures within the CDP Climate Change survey.
We are leveraging technology and innovation to encourage commercialization of solutions that will enable the “Data Center of the Future”. To support our ongoing sustainability initiatives and commitment to innovation, we issued green bonds approximating $3.7 billion from 2020 to 2021, with an additional $1.2 billion in 2022. Our Green Finance Framework aligns our sustainability commitments with our long-term financing needs and highlights our pipeline of green projects and data center innovations. As of December 31, 2022, we have allocated $3.7 billion in net proceeds to finance or refinance, in whole or in part, ongoing and new projects in categories of green buildings, renewable energy and energy efficiency.
We are committed to advancing environmental progress across other areas of our operations. While energy usage, specifically electricity, is our largest environmental impact, to address the growing importance of water within our operations, we launched a Sustainable Water Management Program in 2021. This program drove the implementation of tools to aid in the tracking of water usage at our data centers, helping create a 2021 baseline of our Water Usage Effectiveness (WUE) to inform future actions. We consider the consumption of water in the design and operation of our facilities and are developing a coordinated global approach to water measurement and management. Through our efforts to establish the European Climate-Neutral Data Centre Operator Pact in 2021, Equinix and the EU data center industry have also committed to advancing initiatives beyond renewable energy and energy efficiency, including water efficiency, waste reduction, and circular economy principles.
Sustainability Accounting Standards Board ("SASB") Disclosures
SASB published the Sustainability Accounting Standard ("Standard") for the Real Estate Industry in October 2018. We have aligned our SASB disclosures with the Real Estate Standard to enhance corporate disclosure around ESG performance. In our comprehensive disclosures in our annual Corporate Sustainability Report, we also document our progress against metrics as outlined in other frameworks such as the Global Reporting Initiative ("GRI"), UN Sustainable Development Goals ("SDGs") and TCFD. The following tables detail our energy metrics, aligned with the SASB Real Estate Standard. We intend to expand our reporting around the Real Estate Standard in the coming years.
The following metrics represent our colocation facilities performance in the calendar years specified. Energy, renewable energy and GHG emissions are independently assured to ISO 14064-3:2006 Standards for the quantification and reporting of GHG emissions (Scope 1, 2 and 3). Calendar year data for 2022 will become available in Q2 2023 and will be published in our annual Corporate Sustainability Report.
Energy Management: Energy Consumption

Year	Energy Consumption Data as a % of Floor Area	Total Energy Consumed by Portfolio Area with Data Coverage (MWh) (1)	Like-for-Like Change in Energy Consumption of Portfolio Area with Data Coverage (MWh) (2)	Grid Electricity Consumption as a % of Energy Consumption	Energy Consumption from Renewable Sources (MWh) (3)	Renewable Energy as a % of Energy Consumption (4)	Like-for-Like Change in Energy Consumption from Renewable Sources of Portfolio Area with Data Coverage (MWh) (2) (3)	Renewable Energy as a % of Electricity Consumption
2020(5)(6)	95.8%	6,432,000	6.2%	93.2%	5,695,000	89%	5.3%	91%
2021(7)(8)	98.0%	7,130,000	23.3%	94.6%	6,689,000	94%	26.1%	95%

(1)The scope of energy includes: energy used onsite (natural gas and diesel), energy procured (purchased electricity, electric power from fuel cells under power purchase agreements, and chilled water).
(2)Like-for-like computed for stabilized asset list for the overlapping list of sites designated as stabilized in 2020 and 2021.
(3)Excludes renewable energy inherently supplied by the standard utility grid mix. Equinix buys renewable energy for the entire electricity consumption of sites including customer and overhead load. The instruments used include: Renewable Energy Certificates (RECs) from VPPAs, RECs, International RECs (I-RECs), Guarantees of Origin (GOOs) and Renewable Energy Guarantees of Origin (REGOs) from suppliers, green tariffs and bundled contracts.
(4)Equinix's global renewable energy percentage reported for RE100 and CDP was 95%, which is comprised of 6,773 GWh of renewables out of 7,136 GWh of electric power consumption. The discrepancy in the totals arises from non-IBX data center sites' energy usage and non-electric power energy consumption.

(5)Recently constructed or acquired sites for which no utility data is available are excluded from the 2020 SASB metrics reporting boundary. These include certain data centers in the Americas (DC21) and EMEA (MC1). Reseller sites are also excluded in the energy metrics (OS99, SH1).
(6)2020 portfolio coverage excludes xScaleTM sites: LD10x, LD13x, FR11x, SP5x, PA8x.
(7)Recently constructed or acquired sites for which no utility data is available are excluded from the 2021 SASB metrics reporting boundary. These include certain data centers in EMEA (FR9x) and Asia-Pacific (OS2x, OS3, PE3) and Equinix's GPX (India) acquisition sites (MB1, MB2). Reseller sites are also excluded in both the gross floor area and the energy metrics (DA99, OS99, SH1).
(8)2021 portfolio coverage includes xScaleTM sites: LD11x, LD13x, PA8x, PA9x, SP5x, TY12x.
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
We are working to protect our planet's resources by pioneering green data center innovations and building and operating energy-efficient data centers around the world. Our Energy Efficiency Center of Excellence is driving a global approach to cooling our existing data centers more efficiently. The program engages customers to manage their implementations more sustainably at our facilities, leading to overall improved site efficiencies.
We certify our data centers to numerous green buildings and energy management certifications and schemes. These include USGBC LEED green buildings certifications, ISO 14001:2015 Environmental Management Standard, ISO 50001:2011 Energy Management Standard, BCA Green Mark, U.S. EPA Energy Star for Data Centers and others. In 2021, Equinix became a U.S. Green Building Council (USGBC) Gold member, aligning with the developer of the LEED rating system and furthering our commitment to green buildings. To increase the scalability of certification within our portfolio, we developed a global LEED Scorecard that will help us ensure every new build is prioritizing the design and community guidelines developed by USGBC.
Data centers receiving green building ratings in 2021 and 2022 covered 1.6 million gross sq. ft. While we have additional certifications that are pending final submissions, the following new sites received ratings in 2021 or 2022:

Data Center	Metro Area	Rating Scheme	Level Achieved
2021
DA11	Dallas, Texas	LEED	Silver
ME2	Melbourne, Australia	LEED	Gold
SG4	Singapore	BCA Green Mark	GoldPlus
SV11	Silicon Valley, California	LEED	Gold
TY12x	Tokyo, Japan	LEED	Silver
2022
GN1	Genoa, Italy	LEED	Gold
OS2x	Osaka, Japan	LEED	Certified
OS3	Osaka, Japan	LEED	Silver
SG5	Singapore	BCA Green Mark LEED	Platinum Silver
In 2022, we had 19.1 million gross sq. ft., or 71% of our global footprint, in operation with green buildings and energy management certifications. Within the U.S., we had 4.0 million gross sq. ft., or 45% of our footprint, under certification, including 0.6 million of gross sq. ft., or 7% of U.S. footprint, having achieved U.S. EPA Energy Star for Data Centers. We are currently evaluating enrolling additional sites in the Energy Star program. We disclose these and other site-level details about our data centers on our sustainability website.

Year	Total Gross sq. ft. (million)(1)	Area of Eligible Portfolio with Green Building Rating (million sq. ft.)(2)	Eligible Portfolio with Green Building Rating (%)
Global Total through 2022	27.0	19.1	71%
U.S. Total through 2022	8.9	4.0 0.6 (Energy Star)	45% 7% (Energy Star)

(1)Ratings included in our totals: ISO 50001 Energy Management, ISO 14001 Environmental Management, LEED green buildings certifications, U.S. Environmental Protection Agency Energy Star for Data Centers, BCA Green Mark, NABERS and Green Globes.
(2)We are currently evaluating our approach to U.S. EPA Energy Star for Data Centers. In 2021, three sites received Energy Star for Data Centers recognition, representing 7% of our U.S. portfolio. In contrast, our U.S. portfolio has 19 LEED-certified data centers or 34% of the U.S. portfolio by gross square footage.
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

Risks Related to the Macro Environment

Inflation in the global economy, increased interest rates and adverse global economic conditions, like the ones we are currently experiencing, could negatively affect our business and financial condition.

Inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades and we are seeing its impact on various aspects of our business. We are also experiencing an increase in our costs to procure power and supply chain issues globally. Rising prices for materials related to our IBX data center construction and our data center offerings, energy and gas prices, as well as rising wages and benefits costs negatively impact our business by increasing our operating costs. The levels of inflation we are currently experiencing may cause a decrease in sales as some customers may need to take cost cutting measures or scale back their operations. This could result in churn in our customer base, reductions in revenues from our offerings, adverse effects to our DSO, longer sales cycles, slower adoption of new technologies and increased price competition, which could adversely affect our liquidity. Customers and vendors filing for bankruptcy could also lead to costly and time-intensive actions with adverse effects, including greater difficulty or delay in accounts receivable collection. The uncertain economic environment could also have an impact on our foreign exchange forward contracts if our counterparties' credit deteriorates or if they are otherwise unable to perform their obligations. Finally, volatility in the financial markets like we are currently experiencing could affect our ability to access the capital markets at a time when we desire, or need, to do so which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.

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

The war in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, an increase in cyber security incidents as well as supply chain disruptions.

Additionally, various of Russia’s actions have led to sanctions and other penalties being levied by the U.S., the European Union, the United Kingdom, and other countries, as well as other public and private actors and companies, against Russia and certain other geographic areas, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system and restrictions on imports of Russian oil, liquified natural gas and coal. We do not have operations in Russia or Ukraine and historically we have had a limited number of Russian and Ukrainian customers, which we continue to screen against applicable sanctions lists per our standard processes. Although we continue to devote resources to this screening effort, including the use of software solutions, the sanctions screening process remains partially manual, and the sanctions lists continue to evolve and vary by country. We continue to address necessary changes in global sanctions laws and modify our processes as necessary in light of these evolving laws. A material failure to comply with global sanctions laws could have a negative effect on our reputation, business and financial condition.

In addition to compliance with applicable sanctions laws, we are currently limiting the ability of Russian customers to place orders for our offerings unless, after reviewing these orders, we believe they are aligned with our stated objectives in support of Ukraine. We have suspended all activities and purchasing with and through Russian partners and suppliers and have committed to not make any direct or indirect investment in Russia absent an end to this conflict. In addition, for our customers located in Ukraine, we are currently providing offerings free of charge and may continue to do so in the future.

The associated disruptions in the oil and gas markets have caused, and could continue to cause, significant increases in energy prices, which could have a material effect on our business. Additional potential sanctions and penalties have also been proposed and/or threatened. Some of our IBX data centers in EMEA partially rely on energy produced in-part from fossil fuels originating from Russia, which Russia has reduced. If Russia further reduces or turns off energy supplies to Europe, our EMEA operations could be adversely affected. Russian military actions and the resulting sanctions could further affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional debt or equity financing on attractive terms in the future.

Prolonged unfavorable economic conditions or uncertainty as a result of the military conflict between Russia and Ukraine may adversely affect our business, financial condition, and results of operations. Any of the foregoing may also magnify the impact of other risks described in this Annual Report on Form 10-K.

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

Our IBX data centers are affected by problems accessing electricity sources, such as planned or unplanned power outages and limitations on transmission or distribution of power. Unplanned power outages, including, but not limited to those relating to large storms, earthquakes, fires, tsunamis, cyberattacks, war, and any failures of electrical power grids more generally, and planned power outages by public utilities, such as those related to Pacific Gas and Electric Company's planned outages in California to minimize fire risks, could harm our customers and our business. Employees working from home could be subjected to planned power outages at home which could be difficult to track and could affect the day to day operations of our non-IBX data center employees. Our international operations are sometimes located outside of developed, reliable electricity markets, where we are exposed to some insecurity in supply associated with technical and regulatory problems, as well as transmission constraints. Some of our IBX data centers are located in leased buildings where, depending upon the lease requirements and number of tenants involved, we may or may not control some or all of the infrastructure including generators and fuel tanks. As a result, in the event of a power outage, we could be dependent upon the landlord, as well as the utility company, to restore the power. We attempt to limit our exposure to system downtime by using backup generators, which are in turn supported by onsite fuel storage and through contracts with fuel suppliers, but these measures may not always prevent downtime or solve for long-term or large-scale outages. Any outage or supply disruption could adversely affect our business, customer experience and revenues.

We are currently experiencing inflation and volatility pressures in the energy market globally. In particular, current dislocation in the Singapore power market has resulted in Equinix having to buy power at extremely elevated spot and future rates and this ongoing price volatility impacted elements of our 2022 financial results and long-term models. Various macroeconomic factors are contributing to the instability and global power shortage including the Russia and Ukraine war, the COVID-19 pandemic, severe weather events, governmental regulations, government relations and inflation. The price for power in many of the countries in which we operate has seen significant increases in recent months, and it is unclear when the markets will stabilize. While we have aimed to minimize our risk exposure related to power procurement in Singapore and globally via hedging, conservation, and other efficiencies, we expect the cost for power to continue to be volatile and unpredictable and subject to inflationary pressures. We believe we have made appropriate estimates for these costs in our forecasting but the current unpredictable energy market could materially affect our financial forecasting, results of operations and financial condition.

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

Risks Related to our Operations
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
We offer professional solutions to our customers where we consult on data center solutions and assist with implementations. We also offer managed services in certain of our foreign jurisdictions outside of the U.S. where we manage the data center infrastructure for our customers. The access to our clients' networks and data, which is gained from these solutions, creates some risk that our clients' networks or data could be improperly accessed. We may also design our clients' cloud storage systems in such a way that exposes our clients to increased risk of data breach. If we were held responsible for any such breach, it could result in a significant loss to us, including damage to our client relationships, harm to our brand and reputation, and legal liability.

Any failure of our physical infrastructure or negative impact on our ability to meet our obligations to our customers, or damage to customer infrastructure within our IBX data centers, could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial condition.

Our business depends on providing customers with highly reliable solutions. We must safeguard our customers' infrastructure and equipment located in our IBX data centers and ensure our IBX data centers and non-IBX offices remain operational at all times. We own certain of our IBX data centers, but others are leased by us, and we rely on the landlord for basic maintenance of our leased IBX data centers and office buildings. If such landlord has not maintained a leased property sufficiently, we may be forced into an early exit from the center which could be disruptive to our business. Furthermore, we continue to acquire IBX data centers not built by us. If we discover that these buildings and their infrastructure assets are not in the condition we expected when they were acquired, we may be required to incur substantial additional costs to repair or upgrade the IBX data centers. Newly acquired data centers also may not have the same power infrastructure and design in place as our own IBX data centers. These legacy designs could require upgrades in order to meet our standards and our customers’ expectations. Until the legacy systems are brought up to our standards, customers in these legacy IBX data centers could be exposed to higher risks of unexpected power outages. We have experienced power outages because of these legacy design issues in the past and we could experience these in the future.

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

Our IBX data center employees are critical to our ability to maintain our business operations and reach our service level commitments. Although we have redundancies built into our workforce, if our IBX employees are unable to access our IBX data centers for any reason, we could experience operational issues at the affected site. Pandemics, weather and climate related crises or any other social, political, or economic disruption in the U.S. or abroad could prevent sufficient staffing at our IBX data centers and have a material adverse impact on our operations.

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

In connection with the evolving needs of our customers and our business, we continue to review our organizational architecture and have made, and will continue to make, changes as appropriate, including recently announced leadership and organizational changes to our digital and data center solutions teams. We must also continue to identify, hire, train and retain key personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required for our company's growth. There is a shortage of qualified personnel in these fields, made more acute in the current tight labor market, and we compete with other companies for the limited pool of talent.

The failure to recruit and retain necessary key executives and personnel could cause disruption, harm our business and hamper our ability to grow our company.

The failure to obtain favorable terms when we renew our IBX data center leases, or the failure to renew such leases, could harm our business and results of operations.

While we own certain of our IBX data centers, others are leased under long-term arrangements. These leased IBX data centers have all been subject to significant development by us in order to convert them from, in most cases, vacant buildings or warehouses into IBX data centers. Most of our IBX data center leases have renewal options available to us. However, many of these renewal options provide for the rent to be set at then-prevailing market rates. To the extent that then-prevailing market rates or negotiated rates are higher than present rates, these higher costs may adversely impact our business and results of operations, or we may decide against renewing the lease. There may also be changes in shared operating costs in connection with our leases, which are commonly referred to as common area maintenance expenses. In the event that an IBX data center lease does not have a renewal option, or we fail to exercise a renewal option in a timely fashion and lose our right to renew the lease, we may not be successful in negotiating a renewal of the lease with the landlord. A failure to renew a lease or termination by a landlord of any lease could force us to exit a building prematurely, which could disrupt our business, harm our customer relationships, impact and harm our joint venture relationships, expose us to liability under our customer contracts or joint venture agreements, cause us to take impairment charges and affect our results of operations negatively.

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

The global multi-tenant data center market is highly fragmented. It is estimated that we are one of more than 2,200 companies that provide these offerings around the world. We compete with these firms which vary in terms of their data center offerings and the geographies in which they operate. We must continue to evolve our product strategy and be able to differentiate our IBX data centers and product offerings from those of our competitors.

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

We have invested in joint ventures in order to develop capacity to serve the large footprint needs of a targeted set of hyperscale customers by leveraging existing capacity and dedicated hyperscale builds. We have announced our intention to seek additional joint ventures for certain of our hyperscale builds. There can be no assurances that our joint ventures will be successful or that we find appropriate partners, or that we will be able to successfully meet the needs of these customers.

In 2020, we acquired Packet Host, Inc. ("Packet"), a bare metal automation company to facilitate a new hardware product offering for us. We expect to continue to consider other new product offerings for our customers. Hardware solutions are a relatively new market area for us which can bring challenges and could harm our business if not executed in the time or manner that we expect. Hardware solutions can also require additional capital and may have lower margins than our data center offerings, thus adversely impacting our results. While we believe this product offering and others we may implement in the future will be desirable to our customers and will complement our other offerings on Platform Equinix, we cannot guarantee the success of this product or any other new product offering.

Failure to successfully execute on our product strategy could materially adversely affect our financial condition, cash flows and results of operations.

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

Risks Related to our Financial Results

Our results of operations may fluctuate.

We have experienced fluctuations in our results of operations on a quarterly and annual basis. The fluctuations in our results of operations may cause the market price of our common stock to be volatile. We may experience significant fluctuations in our results of operations in the foreseeable future due to a variety of factors, many of which are listed in the Risk Factors section. Additional factors could include, but are not limited to:

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
•changes in employee stock-based compensation;
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

As of December 31, 2022, our retained earnings were $3.0 billion. We are currently investing heavily in our future growth through the build out of multiple additional IBX data centers, expansions of IBX data centers and acquisitions of complementary businesses. As a result, we will incur higher depreciation and other operating expenses, as well as transaction costs and interest expense, that may negatively impact our ability to sustain profitability in future periods unless and until these new IBX data centers generate enough revenue to exceed their operating costs and cover the additional overhead needed to scale our business for this anticipated growth. The current global financial uncertainty may also impact our ability to sustain profitability if we cannot generate sufficient revenue to offset the increased costs of our recently-opened IBX data centers or IBX data centers currently under construction. In addition, costs associated with the acquisition and integration of any acquired companies, as well as the additional interest expense associated with debt financing, we have undertaken to fund our growth initiatives, may also negatively impact our ability to sustain profitability. Finally, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
•power and power grid constraints;
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

Site selection is also a critical factor in our expansion plans. There may not be suitable properties available in our markets with the necessary combination of high-power capacity and fiber connectivity, or selection may be limited. We expect that we will continue to experience limited availability of power and grid constraints in many markets as well as shortages of associated equipment because of the current high demands and finite nature of these resources. These shortages could result in site selection challenges, construction delays or increased costs. Thus, while we may prefer to locate new IBX data centers adjacent to our existing locations, it may not always be possible. In the event we decide to build new IBX data centers separate from our existing IBX data centers, we may provide metro connect solutions to connect these two IBX data centers. Should these solutions not provide the necessary reliability to sustain connection, or if they do not meet the needs of our customers, this could result in lower interconnection revenue and lower margins and could have a negative impact on customer retention over time.

Acquisitions present many risks, and we may not realize the financial or strategic goals that were contemplated at the time of any transaction.

Over the last several years, we have completed numerous acquisitions, including most recently that of five data centers in Peru and Chile from Entel in 2022, MainOne in West Africa in 2022, and GPX Global System's, Inc.'s India operations in 2021. We expect to make additional acquisitions in the future, which may include (i) acquisitions of businesses, products, solutions or technologies that we believe to be complementary, (ii) acquisitions of new IBX data centers or real estate for development of new IBX data centers; (iii) acquisitions through investments in local data center operators; or (iv) acquisitions in new markets with higher risk profiles. We may pay for future acquisitions by using our existing cash resources (which may limit other potential uses of our cash), incurring additional debt (which may increase our interest expense, leverage and debt service requirements) and/or issuing shares (which may dilute our existing stockholders and have a negative effect on our earnings per share). Acquisitions expose us to potential risks, including:

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
•the possibility that we receive limited or incorrect information about the acquired business in the diligence process; and
•the possibility that we do not have full visibility into customer agreements and customer termination rights during the diligence process which could expose us to additional liabilities after completing the acquisition.

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
•our joint venture partners may take actions that are not within our control, which could require us to dispose of the joint venture asset, transfer it to a taxable REIT subsidiary ("TRS") in order to maintain our qualification for taxation as a REIT, or purchase the partner's interests or assets at an above-market price;
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

For the years ended December 31, 2022, 2021 and 2020, we recognized approximately 61%, 61% and 59%, respectively, of our revenues outside the U.S. We currently operate outside of the U.S. in Canada, Mexico, South America, the Asia-Pacific region and, the EMEA region.

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
•compliance with economic and trade sanctions enforced by the Office of Foreign Assets Control of the U.S. Department of Treasury and other enforcement agencies in other jurisdictions around the world including those related to the Russian and Ukrainian war;
•compliance with changing laws, policies and requirements related to sustainability;
•compliance with evolving governmental regulation with which we have little experience; and
•compliance with evolving and varied regulations related to the ongoing COVID-19 pandemic.
Geo-political events, such as the COVID-19 pandemic, Brexit, the Hong Kong national security law, the trade war between the U.S. and China and the war between Russia and Ukraine, may increase the likelihood of the listed risks to occur and could have a negative effect on our business domestically or internationally. With respect to Brexit, it is possible that the level of economic activity in the United Kingdom and the rest of Europe will be adversely impacted and that we will face increased regulatory and legal complexities in these regions which could have an adverse impact on our business and employees in EMEA and could adversely affect our financial condition and results of operations. In addition, compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include the General Data Protection Regulation ("GDPR") and other data privacy laws and requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, economic and trade sanctions, U.S. laws such as the Foreign Corrupt Practices Act and local laws which also prohibit corrupt payments to governmental officials. With respect to the current trade war between the U.S. and China, we have several customers in China named in restrictive executive orders by the previous U.S. administration that are currently covered by a freeze issued by the current U.S. administration or currently enjoined from enforcement subject to pending litigation. If Equinix is required to cease business with these companies, or additional companies in the future, our revenues could be adversely affected. Violations of any of these domestic or international laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to provide our offerings in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and results of operations. Our success depends, in part, on our ability to anticipate and address these risks and manage these difficulties.

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
We have a significant amount of debt and may need to incur additional debt to support our growth. Additional debt may also be incurred to fund future acquisitions, any future special distributions, regular distributions or the other cash outlays associated with maintaining our qualification for taxation as a REIT. As of December 31, 2022, our total indebtedness (gross of debt issuance cost, debt discount, and debt premium) was approximately $15.2 billion, our stockholders' equity was $11.5 billion and our cash and cash equivalents totaled $1.9 billion. In addition, as of December 31, 2022, we had approximately $3.9 billion of additional liquidity available to us from our $4.0 billion revolving credit facility. In addition to our substantial debt, we lease many of our IBX data centers and certain equipment under lease agreements, some of which are accounted for as operating leases. As of December 31, 2022, we recorded operating lease liabilities of $1.4 billion, which represents our obligation to make lease payments under those lease arrangements.
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

Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. In November 2022, we established a successor "at the market" equity offering program (the "2022 ATM Program") in the amount of $1.5 billion under which we may, from time to time, issue and sell shares of our common stock to or through sales agents up to established limits. As of December 31, 2022, we had $1.4 billion available for sale under the 2022 ATM Program. We expect to refresh our ATM program periodically, which could lead to additional dilution for our stockholders in the future. We may also seek authorization to sell additional shares of common stock through other means which could lead to additional dilution for our stockholders. Please see Note 12 within the Consolidated Financial Statements of this Annual Report on Form 10-K for sales of our common stock under our ATM programs.

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

Regulation of greenhouse gas ("GHG") emissions could increase our costs of doing business, for example by increasing the cost of electricity by reducing amounts of electricity generated from fossil fuels, by requiring the use of more expensive generating methods, by requiring capture, management or reduction of GHG emissions, or by imposing taxes or fees upon electricity or GHG emissions. In recent years, there has been interest in the U.S. and in countries where we operate abroad in regulating GHG emissions and otherwise addressing risks related to climate change. For example, in the U.S., new regulations and legislation have been proposed or enacted during the Biden Administration that limit or otherwise seeks to discourage carbon dioxide emissions and the use of fossil fuels. Such regulations and legislation have included or may in the future include measures ranging from direct regulation of GHG emissions to "carbon taxes," and tax incentives to promote the development and use of renewable energy and otherwise lower GHG emissions. Other countries in which we operate may also impose requirements and restrictions on GHG emissions.
In the U.S., state regulations also have the potential to increase our costs of obtaining electricity. Certain U.S. states in which we operate have issued or are considering and may enact environmental regulations that could materially affect our facilities and electricity costs. For example, California has limited GHG emissions from new and existing conventional power plants by imposing regulatory caps and by auctioning the rights to emission allowances. Multiple other states have issued regulations (or are considering regulations) to implement carbon cap and trade programs, carbon pricing programs and other mechanisms designed to limit GHG emissions.
To date, regulations aimed at reducing GHG emissions have not had a material adverse effect on our electricity costs, but potential new regulatory requirements and the market-driven nature of some of the programs could have a material adverse effect on electricity costs in the future. U.S. and global environmental regulations are expected to continue to change and evolve and may impose upon us new or unexpected costs. Concern about climate change and sustainability in various jurisdictions may result in more stringent laws and regulatory requirements regarding emissions of carbon dioxide or other GHGs. Restrictions on carbon dioxide or other GHG emissions could result in significant increases in operating or capital costs, including higher energy costs generally, and increased costs from carbon taxes, emission cap and trade programs and renewable portfolio standards that are imposed upon our electricity suppliers. These higher energy costs, and the cost of complying across our global platform or of failing to comply with these and any other climate change regulations, may have an adverse effect on our business and our results of operations. The course of future legislation and regulation in the U.S. and abroad remains difficult to predict and the potential increased costs associated with national or supra-national GHG regulation and other government policies cannot be estimated at this time.

Our business may be adversely affected by physical risks related to climate change and responses to it.

Severe weather events, such as droughts, fires, flooding, heat waves, hurricanes, typhoons and winter storms, pose a threat to our IBX data centers and our customers' IT infrastructure through physical damage to facilities or equipment, power supply disruption, and long-term effects on the cost of electricity. The frequency and intensity of severe weather events are reportedly increasing as part of broader climate changes. Changes in global weather patterns may also pose long-term risks of physical impacts to our business.

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

We may fail to achieve our ESG and sustainability goals, or may encounter objections to them, either of which may adversely affect public perception of our business and affect our relationship with our customers, our stockholders and/or other stakeholders.

We have prioritized sustainability and ESG objectives, including long term goals of procuring 100% clean and renewable energy coverage and reducing our GHG emissions from our operations and supply chain. We also face pressure from our customers, stockholders and other stakeholders, such as the communities in which we operate, who are increasingly focused on climate change, to prioritize renewable energy procurement, reduce our carbon footprint and promote sustainable practices. To address these goals and concerns, where possible, we plan to continue to scale our renewable energy strategy, seek low-carbon alternatives for traditional fuel sources, use refrigerants that pose fewer risks of environmental impact, and pursue opportunities to improve energy and water efficiency. As a result of these and other initiatives, we intend to make progress towards reducing our environmental impact and global carbon footprint, as well as ensuring that our business remains viable in a low-carbon economy.

Pursing these objectives involves additional costs for conducting our business. For example, developing and acting on ESG initiatives, including collecting, measuring, and reporting information, goals and other metrics can be costly, difficult and time consuming. We have separately undertaken efforts to procure coverage from renewable energy projects in order to support availability in new renewables development. These efforts to support and enhance renewable electricity generation may increase our costs of electricity above those that would be incurred through procurement of conventional electricity from existing sources or through conventional grids. Reducing our carbon footprint may require physical or operational modifications that may be costly. These initiatives could adversely affect our financial position and results of operations.

There is also a risk that our ESG and sustainability objectives will not be successful. It is possible that we may fail to reach our stated environmental goals in a timely manner or that our customers, stockholders or members of our communities might not be satisfied with our sustainability efforts or the speed of their adoption. Our customers, shareholders or others may object to our ESG and sustainability objectives or the manner in which we seek to achieve such objectives. A failure to meet our environmental goals, or significant controversy regarding these goals, could adversely affect public perception of our business, employee morale or customer, stockholder or community support. If we do not meet our customers' or stockholders' expectations regarding those initiatives, or lose support in our communities, our business and/or our share price could be harmed.

There is some indication that ESG and sustainability goals are becoming more controversial, as some governmental entities in the U.S. and certain investor constituencies question the appropriateness of or object to ESG and sustainability initiatives. Some investors may use ESG-related factors to guide their investment strategies and may choose not to invest in us, a factor that would tend to reduce demand for our shares and possibly affect our share price adversely. We also may face potential governmental enforcement actions or private litigation challenging our ESG and sustainability goals, or our disclosure of those goals and our metrics for measuring achievement of them. New or changing regulation or public opinion regarding our ESG and sustainability goals or our actions to achieve them may result in adverse effects on our financial performance, reputation or demand for our services and products, or may otherwise result in obligations and liabilities that cannot predicted or estimated at this time.

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

The Organisation for Economic Co-operation and Development ("OECD") is an international association made up of over 30 countries including the U.S. The OECD has proposed and made numerous changes to long-standing tax principles, which, if adopted by the member countries, could have a materially adverse effect on our tax liabilities. For example, various foreign jurisdictions are starting to explore the taxation of digital services and the mechanism of levying a top-up tax through the adoption of OECD tax principles which could have a negative effect on our tax liability.

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

We remain focused on whether and how existing and changing laws, such as those governing intellectual property, privacy, libel, telecommunications services, data flows/data localization, carbon emissions impact, competition and antitrust, and taxation apply to our business and those which might have a material effect on our customers’ decisions to purchase our solutions. Substantial resources may be required to comply with regulations or bring any non-compliant business practices into compliance with such regulations. In addition, the continuing development of the market for online commerce and the displacement of traditional telephony service by the internet and related communications services may prompt an increased call for more stringent consumer protection laws or other regulation both in the U.S. and abroad that may impose additional burdens on companies conducting business online and their service providers.

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

Our business could be adversely affected if we are unable to maintain our complex global legal entity structure.

We maintain a complex global organizational structure, containing numerous legal entities of varied types and serving various purposes, in each country in which we operate. For example, in order to maintain our qualification as a REIT for U.S. federal income tax purposes, a large portion of our gross income for each taxable year must be derived from real estate. To facilitate meeting this REIT compliance requirement, we use TRSs and qualified REIT subsidiaries ("QRSs") in order to segregate our income between net income from real estate and net income from TRSs. This results in almost double the number of entities we would typically need if we were not maintaining qualification as a REIT.

Additionally, we maintain certain other region-specific organizational structures for various tax, legal and other business purposes. The organization, maintenance and reporting requirements for our entity structure are complex and require coordination amongst many teams within Equinix and the use of outside service providers. While we use automation tools and software where possible to manage this process, some work continues to be manual. We believe we have adequate controls in place to manage these complex structures, but if our controls fail, there could be significant legal and tax implications to our business and our operations including but not limited to material tax and legal liabilities.

Risks Related to Our REIT Status in the US

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
We paid quarterly distributions in each quarter of 2022 and have declared a quarterly distribution to be paid on March 22, 2023. The amount, timing and form of any future distributions will be determined, and will be subject to adjustment, by our Board of Directors. To remain qualified for taxation as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year, or in limited circumstances, the following year, to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income and may fail to remain qualified for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the payment of expenses and the recognition of income and expenses for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, interest expense deductions limited by Section 163(j) of the Code, the creation of reserves or required debt service or amortization payments.
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

Our use of TRSs, including for certain of our international operations, may cause us to fail to remain qualified for taxation as a REIT in the U.S.

Our operations include using TRSs to facilitate meeting the REIT compliance requirements. The net income of our TRSs is not fully included in our QRS, and income that is not included in our QRSs generally is not subject to the REIT income distribution requirement. Our ability to receive distributions from our TRSs is limited by the rules with which we must comply to maintain our qualification for taxation as a REIT. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from real estate. Consequently, no more than 25% of our gross income may consist of dividend income from our TRSs and other nonqualifying types of income. Thus, our ability to receive distributions from our TRSs may be limited and may impact our ability to fund distributions to our stockholders using cash flows from our TRSs.

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

General Risk Factors

The effects of the COVID-19 or any other pandemic could have a negative effect on our business, results of operations and financial condition.

We have continuously monitored our global operations in light of the COVID-19 pandemic. We have implemented procedures focusing on the health and safety of our employees, customers, partners and communities, the continuity of our business offerings and compliance with governmental regulations and local public health guidance and ordinances. While our business operations have continued without interruption and our IBX data centers have remained fully operational to date, we cannot guarantee our business operations or our IBX data centers will not be negatively impacted in the future because of the COVID-19 or any other pandemic.

The market price of our stock may continue to be highly volatile, and the value of an investment in our common stock may decline.

The market price of the shares of our common stock has recently been and may continue to be highly volatile. General economic and market conditions, like the ones we are currently experiencing, and market conditions for telecommunications, data center and REIT stocks in general, may affect the market price of our common stock.

Announcements by us or others, or speculations about our future plans, may also have a significant impact on the market price of our common stock. These may relate to:

•news or regulations regarding the ongoing COVID-19 or any other pandemic;
•our results of operations or forecasts;
•new issuances of equity, debt or convertible debt by us, including issuances through any existing ATM Program;
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

We have experienced and may continue to experience gains and losses resulting from fluctuations in foreign currency exchange rates. To date, the majority of revenues and costs in our international operations are denominated in foreign currencies. As we experienced in 2022, where our prices are denominated in U.S. Dollars, our sales and revenues could be adversely affected by declines in foreign currencies relative to the U.S. Dollar, thereby making our offerings more expensive in local currencies. We are also exposed to risks resulting from fluctuations in foreign currency exchange rates in connection with our international operations. To the extent we are paying contractors in foreign currencies, our operations could cost more than anticipated as a result of declines in the U.S. Dollar relative to foreign currencies. In addition, fluctuating foreign currency exchange rates have a direct impact on how our international results of operations translate into U.S. Dollars.

Although we currently undertake, and may decide in the future to further undertake, foreign exchange hedging transactions to reduce foreign currency transaction exposure, we do not currently intend to eliminate all foreign currency transaction exposure. In addition, REIT compliance rules may restrict our ability to enter into hedging transactions. Therefore, any weakness of the U.S. Dollar may have a positive impact on our consolidated results of operations because the currencies in the foreign countries in which we operate may translate into more U.S. Dollars. However, as we have experienced more recently, if the U.S. Dollar strengthens relative to the currencies of the foreign countries in which we operate, our consolidated financial position and results of operations may be negatively impacted as amounts in foreign currencies will generally translate into fewer U.S. Dollars. For additional information on foreign currency risks, refer to our discussion of foreign currency risk in "Quantitative and Qualitative Disclosures About Market Risk" included in Item 2 of this Annual Report on Form 10-K.

If our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.

Our most recent evaluation of our controls resulted in our conclusion that, as of December 31, 2022, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal controls over financial reporting were effective. Our ability to manage our operations and growth through, for example, the integration of recently acquired businesses, the adoption of new accounting principles and tax laws, and our overhaul of our back office systems that, for example, support the customer experience from initial quote to customer billing and our revenue recognition process, will require us to further develop our controls and reporting systems and implement or amend new or existing controls and reporting systems in those areas where the implementation and integration is still ongoing. All of these changes to our financial systems and the implementation and integration of acquisitions create an increased risk of deficiencies in our internal controls over financial reporting. If, in the future, our internal control over financial reporting is found to be ineffective, or if a material weakness is identified in our controls over financial reporting, our financial results may be adversely affected. Investors may also lose confidence in the reliability of our financial statements which could adversely affect our stock price.

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
The following tables present the locations of our leased and owned IBX data centers and xScaleTM data centers investments as of December 31, 2022.

AMERICAS
Metro	Leased (1)	Owned (1) (2)
Atlanta	●	●
Bogota		●

AMERICAS

VANCOUVER
CALGARY
KAMLOOPS
SEATTLE
WINNIPEG
OTTAWA
MONTREAL
TORONTO
SAINT JOHN
CHICAGO
SILICON VALLEY
DENVER
BOSTON
NEW YORK
PHILADELPHIA
WASHINGTON, D.C.
CULPEPER, VA
DALLAS
LOS ANGELES
ATLANTA
HOUSTON
MONTERREY
MIAMI
MEXICO CITY
BOGOTÁ
LIMA
SÃO PAULO
SANTIAGO
RIO DE JANEIRO
Equinix Location
★ Partner Data Center

Boston		●
Calgary	●	●
Chicago	●	●
Culpeper		●
Dallas	●	●
Washington D.C./Ashburn	●	●
Denver	●	●
Houston		●
Kamloops		●
Lima		●
Los Angeles	●	●
Mexico City		●
Miami	●	●
Monterrey	●
Montreal	●
New York	●	●
Ottawa		●
Philadelphia	●
Rio de Janeiro	●	●
Santiago		●
Sao Paulo		●
Seattle	●	●
Silicon Valley	●	●
Saint John		●
Toronto	●	●
Vancouver	●
Winnipeg	●

EMEA
Metro	Leased (1)	Owned (1) (2)
Abidjan		●
Abu Dhabi	●
Accra		●
Amsterdam	●	●

EMEA
HELSINKI
STOCKHOLM
MANCHESTER
DÜSSELDORF
AMSTERDAM
DUBLIN
LONDON
HAMBURG
WARSAW
FRANKFURT
PARIS
MUNICH
BORDEAUX
GENEVA
MILAN
SOFIA
MADRID
ZURICH
GENOA
ISTANBUL
BARCELONA
SEVILLE
LISBON
ACCRA
ABIDJAN
LAGOS
DUBAI
ABU DHABI
MUSCAT

Barcelona	●
Bordeaux		●
Dubai	●
Dublin	●	●
Dusseldorf		●
East Netherlands	●
Frankfurt	●	●
Geneva	●
Genoa		●
Hamburg		●
Helsinki	●	●
Istanbul		●
Lagos		●
Lisbon		●
London	●	●
Madrid	●
Manchester	●	●
Milan	●	●
Munich	●	●
Muscat		●
Paris	●	●
Seville	●
Sofia		●
Stockholm	●	●
Warsaw	●	●
Zurich	●	●

ASIA-PACIFIC
OSAKA
TOKYO
SEOUL
SHANGHAI *
HONG KONG
SINGAPORE
BRISBANE
PERTH
ADELAIDE
SYDNEY
MELBOURNE
CANBERRA
MUMBAI

Asia-Pacific
Metro	Leased (1)	Owned (1) (2)
Adelaide		●
Brisbane		●
Canberra		●
Hong Kong	●
Melbourne		●
Mumbai	●
Osaka	●	●
Perth		●
Seoul	●
Singapore	●	●
Shanghai	●	●
Sydney	●	●
Tokyo	●	●

(1)"●" denotes locations with one or more data centers.
(2)Owned sites include IBX data centers subject to long-term ground leases.
The following table presents an overview of our portfolio of IBX data centers as of December 31, 2022:

	# of IBXs (1)	Total Cabinet Capacity (1)(2)	Cabinets Billed(1)	Cabinet Utilization % (1)(3)	MRR per Cabinet (1)(4)
Americas	106	134,900	108,200	80%	$2,419
EMEA	82	132,000	110,000	83%	1,654
Asia-Pacific	48	77,600	64,100	83%	1,925
Total	236	344,500	282,300

(1)Excludes twelve unconsolidated entities (eleven xScale data centers and the MC1 IBX data center).
(2)Cabinets represent a specific amount of space within an IBX data center. Customers can combine and use multiple adjacent cabinets within an IBX data center, depending on their space requirements.
(3)The cabinet utilization rate represents the percentage of cabinet space billed versus total cabinet capacity, taking into consideration power limitations.
(4)MRR per cabinet represents average monthly recurring revenue recognized divided by the average number of cabinets billing during the fourth quarter of the year. Americas MRR per cabinet excludes Infomart non-IBX tenant income.

The following table presents a summary of our significant IBX data center expansion projects under construction as of December 31, 2022:

Property	Property Location	Target Open Date	Sellable Cabinets	Total Capex (in Millions) (1)
Americas:
CL3 phase II	Calgary	Q1 2023	550	$38
KA1 phase II	Kamloops	Q1 2023	250	22
AT1 phases VI & VII	Atlanta	Q2 2023	575	43
BG2 phase I	Bogota	Q2 2023	550	45
DA11 phase II	Dallas	Q3 2023	1,975	64
DC16 phase I	Washington D.C.	Q3 2023	3,200	198
MT2 phase I	Montreal	Q3 2023	500	28
SV11 phase II	Silicon Valley	Q3 2023	1,450	60
DC21 phase III	Washington D.C.	Q4 2023	1,325	31
SE4 phase III	Seattle	Q4 2023	375	30
MT2 phase II	Montreal	Q4 2023	500	22
MX2 phase III	Mexico City	Q2 2024	1,200	56
NY11 phase IV	New York	Q2 2024	550	87
NY3 phase I	New York	Q3 2024	1,200	250
			14,200	974
EMEA:
FR5 phase V	Frankfurt	Q1 2023	650	43
LD8 phase IV	London	Q1 2023	550	36
MD6 phase I	Madrid	Q1 2023	600	5
PA6 phase II	Paris	Q1 2023	275	16
DX3 phase I	Dubai	Q2 2023	900	61
ML5 phase III	Milan	Q2 2023	500	12
SO2 phase II	Sofia	Q2 2023	350	12
BX1 phases II, III, & IV	Bordeaux	Q4 2023	800	64
FR13 phase I	Frankfurt	Q4 2023	1,125	104
Lagos2 phase II	Lagos	Q4 2023	150	9
BA2 phase I	Barcelona	Q1 2024	650	56
JN1 phase I	Johannesburg	Q2 2024	700	21
MU4 phase II	Munich	Q2 2024	750	22
PA10 phase II	Paris	Q2 2024	700	32
IL4 phase I	Istanbul	Q3 2024	1,125	64
			9,825	557
Asia-Pacific:
SY6 phase II	Sydney	Q1 2023	500	43
SG5 phases V & VI	Singapore	Q2 2023	1,500	61
TY11 phase IV	Tokyo	Q4 2023	675	55
JH1 phase I	Johor	Q1 2024	500	39
OS3 phase III	Osaka	Q2 2024	600	20
SL4 phase I	Seoul	Q2 2024	475	6
SY5 phase III	Sydney	Q2 2024	2,675	121
CN1 phase I	Chennai	Q2 2024	850	65
TY15 phase I	Tokyo	Q3 2024	1,200	115
JK1 phase I	Jakarta	Q4 2024	575	32
MB3 phase I	Mumbai	Q4 2024	1,375	86
			10,925	643
Total			34,950	$2,174

(1)Capital expenditures are approximate and may change based on final construction details.

ITEM 3.    Legal Proceedings
None.
ITEM 4.    Mine Safety Disclosure
Not applicable.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is quoted on the NASDAQ Global Select Market under the symbol of "EQIX." Our common stock began trading in August 2000. As of January 31, 2022, we had 92,666,516 shares of our common stock outstanding held by approximately 349 registered holders. During the years ended December 31, 2022 and 2021, we did not issue or sell any securities on an unregistered basis.
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on Equinix's common stock between December 31, 2017 and December 31, 2022 with the cumulative total return of:
•the S&P 500 Index;
•the NASDAQ Composite Index; and
•the FTSE NAREIT All REITs Index.
The graph assumes the investment of $100.00 on December 31, 2017 in Equinix's common stock and in each index, and assumes the reinvestment of dividends, if any.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Equinix, Inc., the NASDAQ Composite Index, the S&P 500 Index, and the FTSE NAREIT All REITs Index

$350
$300
$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
Equinix, Inc.
NASDAQ Composite
S&P 500
FTSE NAREIT All REITs

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
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
Item 7 of this Form 10-K focuses on discussion of 2022 and 2021 items as well as 2022 results as compared to 2021 results. For the discussion of 2020 items and 2021 results as compared to 2020 results, please refer to Item 7 of our 2021 Form 10-K as filed with the SEC on February 18, 2022.
Our management's discussion and analysis of financial condition and results of operations is intended to assist readers in understanding our financial information from our management's perspective and is presented as follows:
•Overview
•Results of Operations
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
Overview
We provide a global, vendor-neutral data center, interconnection and edge solutions platform with offerings that aim to enable our customers to reach everywhere, interconnect everyone and integrate everything. Global enterprises, service providers and business ecosystems of industry partners rely on our IBX data centers and expertise around the world for the safe housing of their critical IT equipment and to protect and connect the world's most valued information assets. They also look to Platform Equinix® for the ability to directly and securely interconnect to the networks, clouds and content that enable today's information-driven global digital economy. Our recent IBX data center openings and acquisitions, as well as xScaleTM data center investments, have expanded our total global footprint to 248 data centers, including 11 xScale data centers and the MC1 data center that are held in unconsolidated joint ventures, across 71 markets around the world. We offer the following solutions:
•premium data center colocation;
•interconnection and data exchange solutions;
•edge solutions for deploying networking, security and hardware; and
•remote expert support and professional services.
Our interconnected data centers around the world allow our customers to increase information and application delivery performance to users, and quickly access distributed IT infrastructures and business and digital ecosystems, while significantly reducing costs. Our global platform and the quality of our IBX data centers, interconnection offerings and edge solutions have enabled us to establish a critical mass of customers. As more customers choose Platform Equinix for bandwidth cost and performance reasons, it benefits their suppliers and business partners to colocate in the same data centers. This adjacency creates a “network effect” that enables our customers to capture the full economic and performance benefits of our offerings. These partners, in turn, pull in their business partners, creating a "marketplace" for their services. Our global platform enables scalable, reliable and cost-effective interconnection that increases data traffic exchange while lowering overall cost and increasing flexibility. Our focused business model is built on our critical mass of enterprise and service provider customers and the resulting "marketplace" effect. This global platform, combined with our strong financial position, has continued to drive new customer growth and bookings.
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
Our cabinet utilization rate represents the percentage of cabinet space billed versus total cabinet capacity, which is used to measure how efficiently we are managing our cabinet capacity. Our cabinet utilization rate varies from market to market among our IBX data centers across our Americas, EMEA and Asia-Pacific regions. Our cabinet utilization rates were approximately 82% and 79%, as of December 31, 2022 and 2021, respectively. We continue to monitor the available capacity in each of our selected markets. To the extent we have limited capacity available in a given market, it may limit our ability for growth in that market. We perform demand studies on an ongoing basis to determine if future expansion is warranted in a market. In addition, power and cooling requirements for most customers are growing on a per unit basis. As a result, customers are consuming an increasing amount of power per cabinet. Although we generally do not control the amount of power our customers draw from installed circuits, we have negotiated power consumption limitations with certain high power-demand customers. This increased power consumption has driven us to build out our new IBX data centers to support power and cooling needs twice that of previous IBX data centers. We could face power limitations in our IBX data centers, even though we may have additional physical cabinet capacity available within a specific IBX data center. This could have a negative impact on our ability to grow revenues, affecting our financial performance, results of operations and cash flows.
To serve the needs of the growing hyperscale data center market, including the world's largest cloud service providers, we have entered into joint ventures to develop and operate xScale data centers. In the past two years, we have closed multiple joint ventures in the form of limited liability partnerships with GIC Private Limited, Singapore's sovereign wealth fund ("GIC") and an additional joint venture in the form of a limited liability partnership with PGIM Real Estate ("PGIM").

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
Revenue:
Our business is based on a recurring revenue model comprised of colocation and related interconnection and managed infrastructure offerings. We consider these offerings recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length, and thereafter automatically renews in one-year increments. Our recurring revenues have comprised more than 90% of our total revenues during the past three years. In addition, during the past three years, more than 90% of our monthly recurring revenue bookings came from existing customers, contributing to our revenue growth. Our largest customer accounted for approximately 3% of our recurring revenues for the years ended December 31, 2022, 2021 and 2020. Our 50 largest customers accounted for approximately 36% of our recurring revenues for the year ended December 31, 2022 and 39% of our recurring revenues for the years ended 2021 and 2020.
Our non-recurring revenues are primarily derived from fees charged from installations related to a customer's initial deployment and professional services we perform. These services are considered to be non-recurring because they are billed typically once, upon completion of the installation or the professional services work performed. The majority of these non-recurring revenues are typically billed on the first invoice distributed to the customer in connection with their initial installation. However, revenues from installations are deferred and recognized ratably over the period of the contract term. Additionally, revenue from contract settlements, when a customer wishes to terminate their contract early, is generally treated as a contract modification and recognized ratably over the remaining term of the contract, if any. As a percentage of total revenues, we expect non-recurring revenues to represent less than 10% of total revenues for the foreseeable future.
Operating Expenses:
Cost of Revenues. The largest components of our cost of revenues are depreciation, rental payments related to our leased IBX data centers, utility costs, including electricity, bandwidth access, IBX data center employees' salaries and benefits, including stock-based compensation, repairs and maintenance, supplies and equipment, and security. A majority of our cost of revenues is fixed in nature and should not vary significantly from period to period, unless we expand our existing IBX data centers or open or acquire new IBX data centers. However, there are certain costs that are considered more variable in nature, including utilities and supplies that are directly related to growth in our existing and new customer base. In addition, the cost of electricity is generally higher in the summer months, as compared to other times of the year. Our costs of electricity may also increase as a result of the physical effects of climate change, global energy supply constraints, increased regulations driving alternative electricity generation due to environmental considerations or as a result of our election to use renewable energy sources. To the extent we incur increased utility costs, such increased costs could materially impact our financial condition, results of operations and cash flows.
Sales and Marketing. Our sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, including stock-based compensation, amortization of contract costs, marketing programs, public relations, promotional materials and travel, as well as bad debt expense and amortization of customer relationship intangible assets.
General and Administrative. Our general and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, accounting, legal and other professional service fees; and other general corporate expenses, such as our corporate regional headquarters office leases and some depreciation expense on back office systems.
Taxation as a REIT
We elected to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with our 2015 taxable year. As of December 31, 2022, our REIT structure included all of our data center operations in the U.S., Canada, Mexico, Chile, Japan, Singapore and the majority of our data centers in EMEA. Our data center operations in other jurisdictions are operated as taxable REIT subsidiaries ("TRSs"). We included our share of the assets in xScale joint ventures (with the exception of Korea) in our REIT structure.
As a REIT, we generally are permitted to deduct from our U.S. federal taxable income the dividends we pay to our stockholders. The income represented by such dividends is not subject to U.S. federal income taxes at the entity level but is taxed, if at all, at the stockholder level. Nevertheless, the income of our TRSs which hold our U.S. operations that may not be REIT compliant is subject to U.S. federal and state corporate income taxes, as applicable. Likewise, our foreign subsidiaries continue to be subject to local income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRSs or through qualified REIT subsidiaries ("QRSs"). We are also subject to a separate U.S. federal corporate income tax on any gain recognized from a sale of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation (such as an asset held by us or a QRS following the liquidation or other conversion of a former TRS). This built-in-gains tax is generally applicable to any disposition of such an asset during the five-year period after the date we first owned the asset as a REIT asset to the extent of the built-in-gain based on the fair market value of such asset on the date we first held the asset as a REIT asset. In addition, should we recognize any net gain from "prohibited transactions," we will be subject to tax on this net gain at a 100% rate. "Prohibited transactions," for this purpose, are defined as dispositions, at a gain, of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors. If we fail to remain qualified for U.S. federal income taxation as a REIT, we will be subject to U.S. federal income taxes at regular corporate income tax rates. Even if we remain qualified for U.S. federal income taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property in addition to taxes owed with respect to our TRSs' operations. In particular, while state income tax regimes often parallel the U.S. federal income tax regime for REITs, many states do not completely follow federal rules, and some may not follow them at all.
We continue to monitor our REIT compliance in order to maintain our qualification for U.S. federal income taxation as a REIT. For this and other reasons, as necessary, we may convert some of our data center operations in other countries into the REIT structure in future periods.
On each of March 23, June 15, September 21, and December 14, 2022 we paid a quarterly cash dividend of $3.10 per share. We expect the amount of all our applicable quarterly dividend distributions and other applicable distributions to equal or exceed our REIT taxable income that we recognized in 2022.
The Impact of the Ongoing COVID-19 Pandemic on Our Results and Operations
We have continued to closely monitor the impact of the COVID-19 pandemic on our people and business. As of the time of this filing, our offices are open to employees and we have also resumed in-person events as local travel restrictions allow.

For additional details regarding the impacts and risks to our results of operations from the ongoing COVID-19 pandemic, refer to "Results of Operations" section below and Part I, Item 1A. Risk Factors included elsewhere in this Annual Report on Form 10-K.
2022 Highlights:
•In February, we entered into an equity forward amendment to our existing "at the market" equity offering program (the "2020 ATM Program"), under which we could, from time to time, offer and sell shares under the equity distribution agreement pursuant to forward sale transactions (the "Equity Forward Amendment"). See Note 12 within the Consolidated Financial Statements.
•In March, we entered into a joint venture in the form of a limited liability partnership with PGIM to develop and operate additional xScale data centers in Asia-Pacific (the "Asia-Pacific 2 Joint Venture"). See Note 5 within the Consolidated Financial Statements.
•In March, we entered into an agreement to sell the Mexico 3 ("MX3") data center site in connection with the formation of a new joint venture with GIC, to develop and operate xScale data centers in the Americas (the "AMER 1 Joint Venture"). See Note 5 within the Consolidated Financial Statements.
•In April, we completed the acquisition of MainOne Cable Company Ltd. ("MainOne"), consisting of four data centers as well as a subsea cable and terrestrial fiber network. We acquired MainOne and its assets for a total purchase consideration of $278.4 million. See Note 3 within the Consolidated Financial Statements.
•In April, we issued $1.2 billion aggregate principal amount of 3.900% Senior Notes due 2032 (the "2032 Notes"). See Note 11 within the Consolidated Financial Statements.
•In April, we entered into a joint venture in the form of a limited liability partnership with GIC, to develop and operate two xScale data centers in Seoul, Korea (the "Asia-Pacific 3 Joint Venture"). Upon closing, we contributed $17.0 million in exchange for a 20% partnership interest in the joint venture. See Note 6 within the Consolidated Financial Statements.
•In May, we completed the acquisition of four data centers in Chile from Empresa Nacional De Telecomunicaciones S.A. ("Entel") for a total purchase consideration of $638.3 million at the exchange rate in effect on May 2, 2022. See Note 3 within the Consolidated Financial Statements.
•In August, we completed the acquisition of a data center in Peru from Entel for a purchase consideration of $80.3 million at the exchange rate in effect on August 1, 2022. See Note 3 within the Consolidated Financial Statements.
•In August, we settled all five forward sale agreements under the Equity Forward Amendment and sold 579,873 shares of our common stock for approximately $393.6 million, net of payment of commissions to sales agents and other offering expenses, at an aggregate weighted-average forward sale price of $678.72 per share. See Note 12 within the Consolidated Financial Statements.
•In August, we sold an additional 580,833 shares, excluding the forward sale transactions noted above, under the 2020 ATM Program for approximately $403.6 million in proceeds, net of payment of commissions to sales agents and other offering expenses. See Note 12 within the Consolidated Financial Statements.
•In November, we established a successor ATM program (the "2022 ATM Program"), under which we may, from time to time, offer and sell on a spot or forward basis up to an aggregate of $1.5 billion of our common stock to or through sales agents in "at the market" transactions. See Note 12 within the Consolidated Financial Statements.
Results of Operations
Our results of operations for the year ended December 31, 2022 include the results of operations from a data center in Peru acquired from Entel from August 1, 2022, four data centers in Chile acquired from Entel from May 2, 2022, the acquisition of MainOne from April 1, 2022 and two data centers acquired from GPX India from September 1, 2021. See Note 3 within the Consolidated Financial Statements for further details.

In order to provide a framework for assessing our performance excluding the impact of foreign currency fluctuations, we supplement the year-over-year actual change in results of operations with comparative changes on a constant currency basis. Presenting constant currency results of operations is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for further discussion.
Years ended December 31, 2022 and 2021
Revenues. Our revenues for the years ended December 31, 2022 and 2021 were generated from the following revenue classifications and geographic regions (dollars in thousands):

	Years Ended December 31,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas:
Recurring revenues	$3,183,191	44%	$2,861,937	43%	$321,254	11%	11%
Non-recurring revenues	166,026	2%	159,814	3%	6,212	4%	4%
	3,349,217	46%	3,021,751	46%	327,466	11%	11%
EMEA:
Recurring revenues	2,207,329	30%	2,001,931	30%	205,398	10%	13%
Non-recurring revenues	135,875	2%	153,285	2%	(17,410)	(11)%	(1)%
	2,343,204	32%	2,155,216	32%	187,988	9%	12%
Asia-Pacific:
Recurring revenues	1,480,767	21%	1,356,617	21%	124,150	9%	18%
Non-recurring revenues	89,917	1%	101,953	1%	(12,036)	(12)%	(3)%
	1,570,684	22%	1,458,570	22%	112,114	8%	16%
Total:
Recurring revenues	6,871,287	95%	6,220,485	94%	650,802	10%	13%
Non-recurring revenues	391,818	5%	415,052	6%	(23,234)	(6)%	1%
	$7,263,105	100%	$6,635,537	100%	$627,568	9%	12%

Revenues
(dollars in thousands)
Americas Revenues. During the year ended December 31, 2022, Americas revenue increased by $327.5 million or 11% (and also 11% on a constant currency basis). Growth in Americas revenues was primarily due to:
•approximately $30.3 million of incremental revenues generated from the Entel Chile and Entel Peru acquisitions;
•$44.6 million of incremental revenues generated from our IBX data center expansions; and
•an increase in orders from both our existing customers and new customers during the period.
EMEA Revenues. During the year ended December 31, 2022, EMEA revenue increased by $188.0 million or 9% (12% on a constant currency basis). Growth in EMEA revenues was primarily due to:
•$59.6 million of incremental revenues generated from the MainOne acquisition;
•approximately $32.0 million of incremental revenues generated from our IBX data center expansions;
•$9.3 million of incremental revenues from services provided to our joint ventures; and
•an increase in orders from both our existing customers and new customers during the period.
Asia-Pacific Revenues. During the year ended December 31, 2022, Asia-Pacific revenue increased by $112.1 million or 8% (16% on a constant currency basis). Growth in Asia-Pacific revenues was primarily due to:
•approximately $60.2 million of incremental revenues generated from our IBX data center expansions;
•$14.3 million incremental revenues generated from the GPX India acquisition; and
•incremental revenues generated from power price increases in Singapore in response to the increased cost of utilities as noted below.

Cost of Revenues. Our cost of revenues for the years ended December 31, 2022 and 2021 were split among the following geographic regions (dollars in thousands):

	Years Ended December 31,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas	$1,560,799	42%	$1,458,699	42%	$102,100	7%	7%
EMEA	1,281,023	34%	1,216,990	35%	64,033	5%	11%
Asia-Pacific	909,679	24%	796,733	23%	112,946	14%	24%
Total	$3,751,501	100%	$3,472,422	100%	$279,079	8%	12%
Cost of Revenues
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Cost of Revenues. During the year ended December 31, 2022, Americas cost of revenues increased by $102.1 million or 7% (and also 7% on a constant currency basis). The increase in our Americas cost of revenues was primarily due to:
•$48.5 million of higher utilities, primarily driven by comparatively lower costs in 2021 resulting from gains recognized from wind farm settlements in Texas and Oklahoma due to extreme weather conditions, current period increases in power costs, higher utility usage and IBX data center expansions;
•$20.1 million of higher compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth;
•$15.2 million of incremental cost of revenues from the Entel Chile and Entel Peru acquisitions; and
•$10.9 million of higher depreciation expense driven by IBX data center expansions.
EMEA Cost of Revenues. During the year ended December 31, 2022, EMEA cost of revenues increased by $64.0 million or 5% (11% on a constant currency basis). The increase in our EMEA cost of revenues was primarily due to:
•$35.4 million of incremental cost of revenues from the MainOne Acquisition; and
•after accounting for changes in foreign currency rates and hedge loss allocations:
◦approximately $13 million in utilities costs, primarily driven by increases in power costs and higher utility usage in France and the United Kingdom;
◦approximately $11 million in depreciation expense driven by IBX data center expansions; and
◦approximately $7 million in compensation costs, including salaries, bonuses and stock-based compensation, primarily due to headcount growth.

Asia-Pacific Cost of Revenues. During the year ended December 31, 2022, Asia-Pacific cost of revenues increased by $112.9 million or 14% (24% on a constant currency basis). The increase in our Asia-Pacific cost of revenues was primarily due to:
•$99.5 million of higher utilities primarily driven by increases in power cost and higher utility usage in Singapore;
•$11.4 million of incremental cost of revenues from the GPX India acquisition;
•$10.3 million of higher rent and facilities costs, primarily in Hong Kong; and
•$8.1 million of higher depreciation expense driven by IBX data center expansions in Singapore.

This increase was partially offset by $13.6 million of lower other cost of revenue, primarily due to decreased customer installations.
We expect Americas, EMEA and Asia-Pacific cost of revenues to increase in line with the growth of our business, including from the impacts of acquisitions.
Sales and Marketing Expenses. Our sales and marketing expenses for the years ended December 31, 2022 and 2021 were split among the following geographic regions (dollars in thousands):

	Years ended December 31,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas	$501,943	64%	$470,985	64%	$30,958	7%	7%
EMEA	183,754	23%	172,930	23%	10,824	6%	11%
Asia-Pacific	100,863	13%	97,317	13%	3,546	4%	11%
Total	$786,560	100%	$741,232	100%	$45,328	6%	8%
Sales and Marketing Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas Sales and Marketing Expenses. During the year ended December 31, 2022, Americas sales and marketing expenses increased by $31.0 million or 7% (and also 7% on a constant currency basis). The increase in our Americas sales and marketing expenses was primarily due to:
•$18.0 million of higher compensation costs, including sales compensation, salaries and stock-based compensation, partially due to additional compensation expenses incurred related to our recent acquisitions and headcount growth; and
•$8.0 million of higher travel and entertainment expenses due to the easing of COVID-19 travel restrictions.

EMEA Sales and Marketing Expenses. During the year ended December 31, 2022, EMEA sales and marketing increased by $10.8 million or 6% (11% on a constant currency basis). The increase in our EMEA sales and marketing expenses was primarily due to higher compensation costs, including sales compensation, salaries and stock-based compensation, partially due to additional compensation expenses incurred related to our recent acquisitions and headcount growth.
Asia-Pacific Sales and Marketing Expenses. Our Asia-Pacific sales and marketing expense did not materially change during the year ended December 31, 2022 as compared to the year ended December 31, 2021.
We anticipate that we will continue to invest in sales and marketing initiatives across our three regions in line with the growth of our business. We expect our Americas sales and marketing expenses as a percentage of revenues to be higher than those of our other regions since certain global sales and marketing functions are located within the U.S.
General and Administrative Expenses. Our general and administrative expenses for the years ended December 31, 2022 and 2021 were split among the following geographic regions (dollars in thousands):

	Years Ended December 31,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas	$980,589	66%	$902,037	69%	$78,552	9%	9%
EMEA	301,317	20%	248,295	19%	53,022	21%	27%
Asia-Pacific	216,795	14%	151,465	12%	65,330	43%	51%
Total	$1,498,701	100%	$1,301,797	100%	$196,904	15%	17%
General and Administrative Expenses
(dollars in thousands; percentages indicate expenses as a percentage of revenues)
Americas General and Administrative Expenses. During the year ended December 31, 2022, Americas general and administrative expenses increased by $78.6 million or 9% (and also 9% on a constant currency basis). The increase in our Americas general and administrative expenses was primarily due to:
•$46.8 million of higher depreciation expense associated with back-office systems to support the growth of our business;
•$40.7 million of higher compensation costs, including salaries, bonuses, and stock-based compensation, primarily due to additional compensation expenses incurred related to our recent acquisitions and headcount growth;
•$24.0 million of higher office expenses primarily due to additional software and support services; and
•$10.4 million of higher travel and entertainment expenses due to the easing of COVID-19 travel restrictions.

This increase was partially offset by $40.9 million of lower consulting costs driven by an increase in the conversion of contingent workers to full time employees.
EMEA General and Administrative Expenses. During the year ended December 31, 2022, EMEA general and administrative expenses increased by $53.0 million or 21% (27% on a constant currency basis). The increase in our EMEA general and administrative expenses was primarily due to:
•$34.0 million of higher compensation costs, including salaries, bonuses, and stock-based compensation, primarily due to headcount growth; and
•$10.0 million higher travel and entertainment expenses due to the easing of COVID-19 travel restrictions.
Asia-Pacific General and Administrative Expenses. During the year ended December 31, 2022, Asia-Pacific general and administrative expenses increased by $65.3 million or 43% (51% on a constant currency basis). The increase in our Asia-Pacific general and administrative expense was primarily due to:
•$39.5 million of higher compensation costs, including salaries, bonuses, and stock-based compensation, primarily due to headcount growth; and
•$28.5 million of higher consulting costs in support of our business growth and location strategy.
Going forward, although we are carefully monitoring our spending, we expect our general and administrative expenses to increase across all three regions as we continue to invest in our operations to support our growth, including investments to enhance our technology platform, and to integrate recent acquisitions. Additionally, given that our corporate headquarters is located in the U.S., we expect the Americas general and administrative expenses as a percentage of revenues to be higher than that of other regions.
Transaction Costs. During the year ended December 31, 2022, we recorded transaction costs totaling $21.8 million, primarily related to costs incurred in connection with the recent acquisitions and formation of the new joint ventures, see Notes 3, 5, and 6 within the Consolidated Financial Statements. During the year ended December 31, 2021, we recorded transaction costs totaling $22.8 million, primarily related to costs incurred in connection with the formation of the new joint ventures and the GPX India Acquisition.
Gain or Loss on Asset Sales. During the year ended December 31, 2022, we did not record a significant amount of loss on asset sales. During the year ended December 31, 2021, we recorded a gain of $10.8 million primarily related to the sale of the Dublin 5 ("DB5") data center.
Income from Operations. Our income from operations for the years ended December 31, 2022 and 2021 was split among the following geographic regions (dollars in thousands):

	Years Ended December 31,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas	$283,975	24%	$165,380	15%	$118,595	72%	71%
EMEA	575,331	48%	530,888	48%	44,443	8%	3%
Asia-Pacific	341,222	28%	411,894	37%	(70,672)	(17)%	(10)%
Total	$1,200,528	100%	$1,108,162	100%	$92,366	8%	8%
Americas Income from Operations. During the year ended December 31, 2022, Americas income from operations increased by $118.6 million or 72% (71% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity, the recent acquisitions and organic growth, as described above.
EMEA Income from Operations. During the year ended December 31, 2022, EMEA income from operations increased by $44.4 million or 8% (3% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity, the recent acquisition and organic growth, as described above.
Asia-Pacific Income from Operations. During the year ended December 31, 2022, Asia-Pacific income from operations decreased by $70.7 million or 17% (10% on a constant currency basis), primarily due to higher operating expenses as a percentage of revenues, which included higher utility costs, primarily driven by increases in power prices and higher utility usage, as described above.
Interest Income. Interest income was $36.3 million for the year ended December 31, 2022 and was not significant for the year ended December 31, 2021. The average yield for the year ended December 31, 2022 was 1.74% versus 0.17% for the year ended December 31, 2021.
Interest Expense. Interest expense increased to $356.3 million for the year ended December 31, 2022 from $336.1 million for the year ended December 31, 2021, primarily due to the issuance of the 3.900% Senior Notes due 2032. During the years ended December 31, 2022 and 2021, we capitalized $18.2 million and $24.5 million, respectively, of interest expense to construction in progress. See Note 11 within the Consolidated Financial Statements.
Other Expense. We recorded net other expense of $51.4 million for the year ended December 31, 2022, including $49.0 million in stock-based charitable contributions and foreign currency exchange gains and losses. For the year ended December 31, 2021, we recorded net other expense of $50.6 million, primarily due to an approximately $32.0 million impairment charge resulting from the settlement of a pre-acquisition uncertain tax position, refer to the "Income Taxes" section below for further information, as well as foreign currency exchange gains and losses.
Gain or Loss on Debt Extinguishment. We did not record a significant amount of gain on debt extinguishment during the year ended December 31, 2022. During the year ended December 31, 2021, we recorded $115.1 million of net loss on debt extinguishment primarily due to the redemption of 2.875% Euro Senior Notes due 2026 and the 5.375% Senior Notes due 2027.
Income Taxes. We operate as a REIT for U.S. federal income tax purposes. As a REIT, we are generally not subject to U.S. federal income taxes on our taxable income distributed to stockholders. We intend to distribute or have distributed the entire taxable income generated by the operations of our REIT and QRSs for the tax years ended December 31, 2022 and 2021, respectively. As such, other than state income taxes and foreign income and withholding taxes, no provision for income taxes has been included for our REIT and QRSs in the accompanying consolidated financial statements for the years ended December 31, 2022 and 2021.
We have made TRS elections for some of our subsidiaries in and outside the U.S. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that may not be REIT compliant.
U.S. income taxes for the TRS entities located in the U.S. and foreign income taxes for our foreign operations regardless of whether the foreign operations are operated as QRSs or TRSs have been accrued, as necessary, for the years ended December 31, 2022 and 2021.
For the years ended December 31, 2022 and 2021, we recorded $124.8 million and $109.2 million of income tax expenses, respectively. Our effective tax rates were 15.0% and 17.9%, respectively, for the years ended December 31, 2022 and 2021. The lower effective tax rate in 2022 as compared to 2021 is primarily driven by the higher U.S. QRS income that is not subject to U.S. corporate income taxes, partially offset by an increase in valuation allowances in the Americas region.
In the current period, we had a favorable resolution of uncertain tax positions of approximately $40.0 million resulting from the settlement of tax audits in the EMEA region. In the prior period, we had a favorable resolution of uncertain tax positions of approximately $70.0 million resulting from the settlement of various tax audits in the EMEA and Asia-Pacific regions. Of the unrecognized tax benefits realized in the prior period, approximately $32.0 million was related to the uncertain tax position inherited from the acquisition of Metronode in 2018. The uncertain tax position was covered by an indemnification agreement with the Seller. The realization of the unrecognized tax benefits resulted in an impairment of the indemnification asset for the same amount, which was included in Other Income (Expense) on the Consolidated Statements of Operations for the year ended December 31, 2021.
Adjusted EBITDA. Adjusted EBITDA is a key factor in how we assess the operating performance of our segments and develop regional growth strategies such as IBX data center expansion decisions. We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales. See "Non-GAAP Financial Measures" below for more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income. Our adjusted EBITDA for the years ended December 31, 2022 and 2021 by geographic regions was as follows (dollars in thousands):

	Years Ended December 31,				$ Change	% Change
	2022	%	2021	%	Actual	Actual	Constant Currency
Americas	$1,521,775	45%	$1,326,460	42%	$195,315	15%	15%
EMEA	1,109,502	33%	1,033,333	33%	76,169	7%	10%
Asia-Pacific	738,423	22%	784,591	25%	(46,168)	(6)%	2%
Total	$3,369,700	100%	$3,144,384	100%	$225,316	7%	10%
Americas Adjusted EBITDA. During the year ended December 31, 2022, Americas adjusted EBITDA increased by $195.3 million or 15% (and also 15% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity, the recent acquisitions and organic growth, as described above.
EMEA Adjusted EBITDA. During the year ended December 31, 2022, EMEA adjusted EBITDA increased by $76.2 million or 7% (10% on a constant currency basis), primarily due to higher revenues as a result of our IBX data center expansion activity, the recent acquisition and organic growth, as described above.
Asia-Pacific Adjusted EBITDA. During the year ended December 31, 2022, Asia-Pacific adjusted EBITDA decreased by $46.2 million or 6% (2% on a constant currency basis), primarily due to higher utility costs, as described above.
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

In addition, in presenting adjusted EBITDA and AFFO, we exclude amortization expense related to acquired intangible assets. Amortization expense is significantly affected by the timing and magnitude of our acquisitions and these charges may vary in amount from period to period. We exclude amortization expense to facilitate a more meaningful evaluation of our current operating performance and comparisons to our prior periods. We exclude accretion expense, both as it relates to asset retirement obligations as well as accrued restructuring charge liabilities, as these expenses represent costs which we believe are not meaningful in evaluating our current operations. We also exclude restructuring charges. Restructuring charges relate to our decisions to exit leases for excess space adjacent to several of our IBX data centers, which we did not intend to build out, or our decision to reverse such restructuring charges. We also exclude impairment charges generally related to certain long-lived assets. The impairment charges are related to expense recognized whenever events or changes in circumstances indicate that the carrying amount of assets are not recoverable. We also exclude gain or loss on asset sales as it represents profit or loss that is not meaningful in evaluating the current or future operating performance. Additionally, we exclude transaction costs from AFFO and adjusted EBITDA to allow more comparable comparisons of our financial results to our historical operations. The transaction costs relate to costs we incur in connection with business combinations and the formation of joint ventures, including advisory, legal, accounting, valuation, and other professional or consulting fees. Such charges generally are not relevant to assessing our long-term performance. In addition, the frequency and amount of such charges vary significantly based on the size and timing of the transactions. Management believes items such as restructuring charges, impairment charges, gain or loss on asset sales and transaction costs are non-core transactions; however, these types of costs may occur in future periods. Finally, we exclude stock-based compensation expense, as it can vary significantly from period to period based on share price, and the timing, size and nature of equity awards. As such, we, and many investors and analysts, exclude stock-based compensation expense to compare our results of operations with those of other companies.
Adjusted EBITDA
We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs, and gain or loss on asset sales as presented below (in thousands):

	Years Ended December 31,
	2022	2021	2020
Net income	$704,577	$499,728	$370,074
Income tax expense	124,792	109,224	146,151
Interest income	(36,268)	(2,644)	(8,654)
Interest expense	356,337	336,082	406,466
Other (income) expense	51,417	50,647	(6,913)
(Gain) loss on debt extinguishment	(327)	115,125	145,804
Depreciation, amortization, and accretion expense	1,739,374	1,660,524	1,427,010
Stock-based compensation expense	403,983	363,774	311,020
Transaction costs	21,839	22,769	55,935
Impairment charges	—	—	7,306
(Gain) loss on asset sales	3,976	(10,845)	(1,301)
Adjusted EBITDA	$3,369,700	$3,144,384	$2,852,898
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

Our FFO and AFFO were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Net income	$704,577	$499,728	$370,074
Net (income) loss attributable to non-controlling interests	(232)	463	(297)
Net income attributable to Equinix	704,345	500,191	369,777
Adjustments:
Real estate depreciation	1,104,787	1,073,148	924,064
(Gain) loss on disposition of real estate property	7,134	(6,439)	4,063
Adjustments for FFO from unconsolidated joint ventures	10,068	6,097	2,726
FFO attributable to common shareholders	$1,826,334	$1,572,997	$1,300,630

	Years Ended December 31,
	2022	2021	2020
FFO attributable to common shareholders	$1,826,334	$1,572,997	$1,300,630
Adjustments:
Installation revenue adjustment	17,745	27,928	(125)
Straight-line rent expense adjustment	16,263	9,677	10,787
Contract cost adjustment	(52,888)	(63,064)	(35,675)
Amortization of deferred financing costs and debt discounts and premiums	17,826	17,135	15,739
Stock-based compensation expense	403,983	363,774	311,020
Stock-based charitable contributions	49,013	—	—
Non-real estate depreciation expense	426,666	377,658	300,258
Amortization expense	204,755	205,484	199,047
Accretion expense adjustment	3,166	4,234	3,641
Recurring capital expenditures	(188,885)	(199,089)	(160,637)
(Gain) loss on debt extinguishment	(327)	115,125	145,804
Transaction costs	21,839	22,769	55,935
Impairment charges(1)	1,815	31,847	7,306
Income tax expense (benefit) adjustment(1)	(31,165)	(38,505)	33,220
Adjustments for AFFO from unconsolidated joint ventures	(2,262)	3,259	2,195
AFFO attributable to common shareholders	$2,713,878	$2,451,229	$2,189,145

(1)Impairment charges in 2022 and 2021 relate to the impairment of an indemnification asset resulting from the settlement of a pre-acquisition uncertain tax position, which was recorded as Other Income (Expense) on the Consolidated Statements of Operations. This impairment charge was offset by the recognition of tax benefits in the same amount, which was included within the Income tax expense (benefit) adjustment line on the table above.

Our AFFO results have improved due to the improved operating results discussed earlier in "Results of Operations," as well as due to the nature of our business model which consists of a recurring revenue stream and a cost structure which has a large base that is fixed in nature as discussed earlier in "Overview."

Constant Currency Presentation
Our revenues and certain operating expenses (cost of revenues, sales and marketing and general and administrative expenses) from our international operations have represented and will continue to represent a significant portion of our total revenues and certain operating expenses. As a result, our revenues and certain operating expenses have been and will continue to be affected by changes in the U.S. dollar against major international currencies. During the year ended December 31, 2022 as compared to the same period in 2021, the U.S. dollar was stronger relative to the Australian dollar, British Pound, Euro, Japanese yen and Singapore dollar, which resulted in an unfavorable foreign currency impact on revenue, operating income and adjusted EBITDA, and a favorable foreign currency impact on operating expenses. During the year ended December 31, 2022 as compared to the same period in 2021, the U.S. dollar was weaker relative to the Brazilian real, which resulted in a favorable foreign currency impact on revenue, operating income and adjusted EBITDA, and an unfavorable foreign currency impact on operating expenses. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present period-over-period percentage changes in our revenues and certain operating expenses on a constant currency basis in addition to the historical amounts as reported. Our constant currency presentation excludes the impact of our foreign currency cash flow hedging activities. Presenting constant currency results of operations is a non-GAAP financial measure and is not meant to be considered in isolation or as an alternative to GAAP results of operations. However, we have presented this non-GAAP financial measure to provide investors with an additional tool to evaluate our results of operations. To present this information, our current period revenues and certain operating expenses from entities reporting in currencies other than the U.S. dollar are converted into U.S. dollars at constant exchange rates rather than the actual exchange rates in effect during the respective periods (i.e. average rates in effect for the year ended December 31, 2021 are used as exchange rates for the year ended December 31, 2022 when comparing the year ended December 31, 2022 with the year ended December 31, 2021).
Liquidity and Capital Resources
Sources and Uses of Cash
Customer collections are our primary source of cash. We believe we have a strong customer base, and have continued to experience relatively strong collections. As of December 31, 2022, our principle sources of liquidity were $1.9 billion of cash and cash equivalents. In addition to our cash balance, we had $3.9 billion of additional liquidity available to us from our $4.0 billion revolving facility and general access to both public and private debt and the equity capital markets. We also have additional liquidity available to us from our 2022 ATM program, under which we may offer and sell from time to time our common stock in "at the market" transactions on either a spot or forward basis. As of December 31, 2022, we had $1.4 billion available for sale under the 2022 ATM Program.
We believe we have sufficient cash, coupled with anticipated cash generated from operating activities and external financing sources, to meet our operating requirements, including repayment of the current portion of our debt as it becomes due, distribution of dividends, completion of our publicly-announced acquisitions, ordinary costs to operate the business, and expansion projects.
As we continue to grow, we may pursue additional expansion opportunities, primarily the build out of new IBX data centers, in certain of our existing markets which are at or near capacity within the next year, as well as potential acquisitions and joint ventures. If the opportunity to expand is greater than planned we may further increase the level of capital expenditure to support this growth as well as pursue additional business and real estate acquisitions or joint ventures provided that we have or can access sufficient funding to pursue such expansion opportunities. We may elect to access the equity or debt markets from time to time opportunistically, particularly if financing is available on attractive terms. We will continue to evaluate our operating requirements and financial resources in light of future developments.

Cash Flow

	Years Ended December 31,
	2022	2021	Change
	(in thousands)
Net cash provided by operating activities	$2,963,182	$2,547,206	$415,976
Net cash used in investing activities	(3,362,953)	(3,006,738)	(356,215)
Net cash provided by financing activities	856,766	413,765	443,001
Operating Activities
Our cash provided by our operations is generated by colocation, interconnection, managed infrastructure and other revenues. Our primary uses of cash from our operating activities include compensation and related costs, interest payments, other general corporate expenditures and taxes. Net cash provided by operating activities increased by $416.0 million during the year ended December 31, 2022 as compared to December 31, 2021, primarily driven by improved results of operations partially offset by increases in cash paid for costs and operating expenses.
Investing Activities
Net cash used in investing activities increased by $356.2 million during the year ended December 31, 2022 as compared to December 31, 2021, primarily due to an increase of $805.5 million spent on the Entel Chile and Peru data center acquisitions and the MainOne acquisition, an increase of $46.4 million spent on real estate acquisitions and a $37.1 million increase in purchases of investments. This increase was partially offset by a $473.5 million decrease in capital expenditures, a $41.3 million increase in the proceeds from the sale of assets to our xScale Joint Ventures and an $18.0 million increase in proceeds from the sale of investments.
Financing Activities
Net cash provided by financing activities increased by $443.0 million for the year ended December 31, 2022 as compared to December 31, 2021, primarily driven by a $2.0 billion decrease in the repayment of senior notes, a $676.9 million increase in proceeds from term loan facilities, a $298.1 million increase in proceeds from the ATM program, a $129.1 million decrease in the repayment of mortgage and loans payable, a $99.2 million decrease in debt extinguishment costs, a $31.3 million decrease in repayments of finance lease liabilities, a $7.4 million decrease in debt issuance costs and a $3.9 million increase in proceeds from employee awards. This increase is partially offset by a $2.7 billion decrease in proceeds from senior notes and a $108.6 million increase in dividend distributions.
Material Cash Commitments
As of December 31, 2022, our principle commitments were primarily comprised of:
•approximately $12.2 billion of principal from our senior notes (gross of debt issuance cost and debt discount);
•approximately $3.0 billion of interest on mortgage payable, loans payable, senior notes and term loans, based on their respective interest rates and recognized over the life of these instruments, and the credit facility fee for the revolving credit facility;
•$653.6 million of principal from our term loans, mortgage and loans payable (gross of debt issuance cost, debt discount, plus mortgage premium);
•approximately $5.4 billion of total lease payments, which represents lease payments under finance and operating lease arrangements, including renewal options that are reasonably certain to be exercised;
•approximately $1.6 billion of unaccrued capital expenditure contractual commitments, primarily for IBX equipment not yet delivered and labor not yet provided in connection with the work necessary to complete construction and open IBX data center expansion projects prior to making them available to customers for installation, the majority of which is payable within the next 12 months; and
•approximately $1.8 billion of other non-capital purchase commitments, such as commitments to purchase power in select locations and other open purchase orders, which contractually bind us for goods, services or arrangements to be delivered or provided during 2023 and beyond, the majority of which is payable within the next two years.

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
Additionally, we entered into lease agreements with various landlords primarily for data center spaces and ground leases which have not yet commenced as of December 31, 2022. For additional information, see “Maturities of Lease Liabilities” in Note 10 within the Consolidated Financial Statements.
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

As of December 31, 2022 and 2021, we had net total deferred tax liabilities of $338.7 million and $280.5 million, respectively. As of December 31, 2022 and 2021, we had a total valuation allowance of $166.6 million and $100.7 million, respectively. If and when we increase or reduce our valuation allowances, it may have an unfavorable or favorable impact, respectively, to our financial position and results of operations in the periods when such determinations are made. We will continue to assess the need for our valuation allowances, by jurisdiction, in the future.

During the year ended December 31, 2022, we established full valuation allowances against certain deferred tax assets in the Americas and EMEA regions, either as the assessment of the realization of such deferred tax assets or as part of the purchase accounting determination for the businesses we acquired during the year. We do not expect these deferred tax assets to be realizable in the foreseeable future.

During the year ended December 31, 2021, we established full valuation allowances against certain deferred tax assets in the Americas and Asia-Pacific regions, as these deferred tax assets are not expected to be realizable in the foreseeable future.

As of December 31, 2022 and 2021, we had unrecognized tax benefits of $89.2 million and $148.3 million, respectively, exclusive of interest and penalties. During the year ended December 31, 2022, the unrecognized tax benefit decreased by $59.1 million primarily due to the settlements of tax audits in the EMEA region. During the year ended December 31, 2021, the unrecognized tax benefit decreased by $59.5 million primarily due to the settlements of various tax audits in the EMEA and Asia-Pacific regions. The unrecognized tax benefits of $89.2 million as of December 31, 2022, if subsequently recognized, will affect our effective tax rate favorably at the time when such a benefit is recognized.

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

During the last three years, we have completed a number of business combinations, including the acquisition of Entel Peru data centers in the third quarter of 2022, MainOne in West Africa and Entel Chile data centers, both in the second quarter of 2022, GPX in India in the third quarter of 2021, Bell data centers in Canada in the fourth quarter of 2020, Packet in March 2020 and Axtel in Mexico in January 2020. The purchase price allocation for these acquisitions has been finalized, except for the MainOne, Entel Peru and Entel Chile acquisitions.

As of both December 31, 2022 and 2021, we had net intangible assets of $1.9 billion, respectively. We recorded amortization expense for intangible assets of $204.8 million, $205.5 million and $199.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we used to complete the purchase price allocations and the fair value of assets acquired and liabilities assumed. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material, which would be recorded in our consolidated statements of operations in 2022 or beyond.

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

To perform annual goodwill impairment assessment, we elected to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. This analysis requires assumptions and estimates before performing the quantitative goodwill impairment test, where the assessment requires assumptions and estimates derived from a review of our actual and forecasted operating results, approved business plans, future economic conditions and other market data. Additionally, we periodically review our assessment of our reporting units to determine if changes in facts and circumstances warrant changes to our conclusions. There were no specific factors present in 2022 or 2021 that indicated a potential goodwill impairment.

We performed our annual review of other intangible assets by assessing if there were events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable, such as a significant decrease in market price of an asset, a significant adverse change in the extent or manner in which an asset is being used, a significant adverse change in legal factors or business climate that could affect the value of an asset or a continuous deterioration of our financial condition. This assessment requires assumptions and estimates derived from a review of our actual and forecasted operating results, approved business plans, future economic conditions and other market data. There were no specific events in 2022 or 2021 that indicated a potential impairment.

As of December 31, 2022, goodwill attributable to the Americas, the EMEA and the Asia-Pacific reporting units was $2.6 billion, $2.4 billion and $0.6 billion, respectively.

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

The balance of our other intangible assets, net, for both years ended December 31, 2022 and 2021 was $1.9 billion. While we have not recorded an impairment charge against our other intangible assets to date, future events or changes in circumstances, such as a significant decrease in market price of an asset, a significant adverse change in the extent or manner in which an asset is being used, a significant adverse change in legal factors or business climate, may result in an impairment charge in future periods.

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

As of December 31, 2022 and 2021, we had property, plant and equipment of $16.6 billion and $15.4 billion, respectively. During the years ended December 31, 2022, 2021 and 2020, we recorded depreciation expense of $1.5 billion, $1.5 billion, and $1.2 billion, respectively. While we evaluated the appropriateness, we did not revise the estimated useful lives of our property, plant and equipment during the years ended December 31, 2022, 2021 and 2020. Further changes in our estimated useful lives of our property, plant and equipment could have a significant impact on our results of operations.

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

Lease assumptions and estimates are determined and applied at the inception of the leases or at the lease modification date. As of December 31, 2022 and 2021, operating right-of-use ("ROU") lease assets were at $1.4 billion and $1.3 billion, respectively, and operating lease liabilities were at $1.4 billion and $1.3 billion respectively. As of December 31, 2022 and 2021, finance ROU assets were $2.0 billion and $1.9 billion, respectively, and finance lease liabilities were $2.3 billion and $2.1 billion, respectively. For the years ended December 31, 2022, 2021 and 2020, we recorded the finance lease cost of $273.6 million, $275.0 million and $233.9 million , respectively, and recorded rent expense of approximately $213.6 million, $221.8 million and $217.3 million, respectively.

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
Investment Portfolio Risk
We maintain an investment portfolio of various holdings, types, and maturities that is prioritized on meeting REIT asset requirements. All of our marketable securities are recorded on our consolidated balance sheets at fair value with changes in fair values recognized in net income. We consider various factors in determining whether we should recognize an impairment charge for our securities, including the length of time and extent to which the fair value has been less than our cost basis and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery. We anticipate that we will recover the entire cost basis of these securities and have determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the year ended December 31, 2022.
As of December 31, 2022, our investment portfolio of cash equivalents and marketable securities consisted of money market funds. The amount in our investment portfolio that could be susceptible to market risk totaled $764.6 million.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate increase or decrease in current interest rates from their position as of December 31, 2022 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations. However, the interest expense associated with our senior credit facility and term loans that bear interest at variable rates could be affected. For every 100-basis point increase or decrease in interest rates, our annual interest expense could increase by approximately $6.1 million or decrease by approximately $6.1 million based on the total balance of our term loan borrowings as of December 31, 2022.
We periodically enter into interest rate locks to hedge the interest rate exposure created by anticipated fixed rate debt issuances, which are designated as cash flow hedges. When interest rate locks are settled, any accumulated gain or loss included as a component of other comprehensive income (loss) will be amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term of the interest rate locks. We also use cross-currency swaps to hedge our interest rate risk in our variable rate debt obligations by changing the benchmark rate for a portion of the variable rate debt obligations from SONIA to SOFR. As of December 31, 2022, the total notional amount of such cross-currency interest rate swaps was $280.3 million.
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

	December 31, 2022		December 31, 2021
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Mortgage and loans payable	$653,617	$666,387	$618,388	$621,051
Senior notes	12,226,890	10,196,933	11,102,130	11,049,834

(1)The carrying value is gross of debt issuance cost, debt discount and debt premium.
Foreign Currency Risk
To help manage the exposure to foreign currency exchange rate fluctuations, we have implemented a number of hedging programs, in particular (i) a cash flow hedging program to hedge the forecasted revenues and expenses in our EMEA region as well as our debt denominated in foreign-currencies, (ii) a balance sheet hedging program to hedge the re-measurement of monetary assets and liabilities denominated in foreign currencies, and (iii) a net investment hedging program to hedge the long term investments in our foreign subsidiaries. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements and their impact on the consolidated statements of operations.
We have entered into various foreign currency debt obligations. As of December 31, 2022, the total principal amount of foreign currency debt obligations was $1.8 billion, including $1.2 billion denominated in Euro and $603.9 million denominated in British Pound. As of December 31, 2022, we have designated $1.5 billion of the total principal amount of foreign currency debt obligations as net investment hedges against our net investments in foreign subsidiaries. For a net investment hedge, changes in the fair value of the hedging instrument designated as a net investment hedge are recorded as a component of other comprehensive income (loss) in the consolidated balance sheets. Fluctuations in the exchange rates between these foreign currencies and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the foreign currency debt obligations at maturity. If the U.S. Dollar would have been weaker or stronger by 10% in comparison to these foreign currencies as of December 31, 2022, we estimate our obligation to cash settle the principal of these foreign currency debt obligations in U.S. Dollars would have increased or decreased by approximately $197.9 million and $161.9 million, respectively.
We are also party to cross-currency interest rate swaps. As of December 31, 2022 and 2021, the total notional amounts of cross-currency interest rate swap contracts, which have been designated as hedges of our net investment in foreign subsidiaries, were $3.9 billion and $4.0 billion, respectively. The changes in the fair value of these swaps are recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets. If the U.S. Dollar weakened or strengthened by 10% in comparison to foreign currencies, we estimate our obligation to cash settle these hedges would have increased or decreased by approximately $375.6 million and $307.3 million, respectively.
The U.S. Dollar strengthened relative to certain of the currencies of the foreign countries in which we operate during the year ended December 31, 2022. This has impacted our consolidated financial position and results of operations during this period, including the amount of revenues that we reported. Continued strengthening or weakening of the U.S. Dollar will continue to impact us in future periods.
With the existing cash flow hedges in place, a hypothetical additional 10% strengthening of the U.S. Dollar during the year ended December 31, 2022 would have resulted in a reduction of our revenues and a reduction of our operating expenses including depreciation and amortization expense by approximately $222.1 million and $220.8 million, respectively.
With the existing cash flow hedges in place, a hypothetical additional 10% weakening of the U.S. Dollar during the year ended December 31, 2022 would have resulted in an increase of our revenues and an increase of our operating expenses including depreciation and amortization expenses, by approximately $284.3 million and $283.7 million, respectively.

Commodity Price Risk
Certain operating costs incurred by us are subject to price fluctuations caused by the volatility of underlying commodity prices. The commodities most likely to have an impact on our results of operations in the event of price changes are electricity, supplies and equipment used in our IBX data centers. We closely monitor the cost of electricity at all of our locations. We have entered into various power contracts to purchase power at fixed prices in certain locations in Australia, Brazil, Bulgaria, Canada, China, Finland, France, Germany, Ireland, Italy, Japan, the Netherlands, Poland, Portugal, Singapore, Spain, Sweden, Switzerland, the United Kingdom and the U.S.
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
ITEM 9A.    Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.
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
Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-1 of this Annual Report on Form 10-K.

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
Changes in Internal Control Over Financial Reporting
In the third quarter of 2022, as part of our multi-year project to move the backbone of our finance systems to the cloud, we completed deployment of certain modules in our new cloud enterprise resource planning (“ERP”) system to support the financial close and our reporting requirements. As a result of the ERP system implementation, certain internal controls over financial reporting have been automated, modified, or implemented to address the new control environment and processes associated with the ERP system.
There have been no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the twelve months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting
ITEM 9B.    Other Information
There is no disclosure to report pursuant to Item 9B.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
There is no disclosure to report pursuant to Item 9C.
PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022 pursuant to Regulation 14A.
We have adopted a Code of Ethics applicable for the Chief Executive Officer and Senior Financial Officers and a Code of Business Conduct, which are both "Code(s) of Ethics for Senior Financial Officers" as defined by applicable rules of the SEC. This information is incorporated by reference to the Equinix Proxy Statement for the 2023 Annual Meeting of Stockholders and is also available on our website, www.equinix.com.

ITEM 11.    Executive Compensation
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022 pursuant to Regulation 14A.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated by reference to the Equinix Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022 pursuant to Regulation 14A.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022 pursuant to Regulation 14A.
ITEM 14.    Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022 pursuant to Regulation 14A.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements:
(a)(2) Financial statements and schedule:

Schedule III- Schedule of Real Estate and Accumulated Depreciation as of December 31, 2022 with reconciliations for the years ended December 31, 2022, 2021 and 2020	F-62
(a)(3) Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

2.1	Rule 2.7 Announcement, dated as May 29, 2015. Recommended Cash and Share Offer for Telecity Group plc by Equinix, Inc.	8-K	5/29/2015	2.1

2.2	Cooperation Agreement, dated as of May 29, 2015, by and between Equinix, Inc. and Telecity Group plc.	8-K	5/29/2015	2.2

2.3	Amendment to Cooperation Agreement, dated as of November 24, 2015, by and between Equinix, Inc. and Telecity Group plc.	10-K	12/31/2015	2.3

2.4	Transaction Agreement, dated as of December 6, 2016, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	12/6/2016	2.1

2.5	Amendment No. 1 to the Transaction Agreement, dated February 23, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	10-K	12/31/2016	2.5

2.6	Amendment No.2 to the Transaction Agreement, dated April 30, 2017, by and between Verizon Communications Inc. and Equinix, Inc.	8-K	5/1/2017	2.1

2.7	Amendment No.3 to the Transaction Agreement, dated June 29, 2018, by and between Verizon Communications Inc. and Equinix, Inc.	10-Q	8/8/2018	2.7

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K/A	12/31/2002	3.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/14/2011	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	6/11/2013	3.1

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	6/30/2014	3.4

3.5	Certificate of Designation of Series A and Series A-1 Convertible Preferred Stock.	10-K/A	12/31/2002	3.3

3.6	Amended and Restated Bylaws of the Registrant.	8-K	4/13/2022	3.1

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Indenture, dated as of December 12, 2017, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	12/5/2017	4.1

4.3	Fourth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc and U.S. Bank National Association, as Trustee.	8-K	11/18/2019	4.2

4.4	Form of 2.625% Senior Notes due 2024 (See Exhibit 4.3).

4.5	Fifth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	11/18/2019	4.4

4.6	Form of 2.900% Senior Notes due 2026 (See Exhibit 4.5).

4.7	Sixth Supplemental Indenture, dated as of November 18, 2019, among Equinix, Inc. and U.S. Bank National Association, as trustee.	8-K	11/18/2019	4.6

4.8	Form of 3.200% Senior Notes due 2029 (See Exhibit 4.7)	8-K	6/22/2020

4.9	Seventh Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.2

4.10	Form of 1.250% Senior Note due 2025 (See Exhibit 4.9)

4.11	Eighth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.4

4.12	Form of 1.800% Senior Note due 2027 (See Exhibit 4.11)

4.13	Ninth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.6

4.14	Form of 2.150% Senior Note due 2030 (see Exhibit 4.13)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
4.15	Tenth Supplemental Indenture, dated as of June 22, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	6/22/2020	4.8

4.16	Form of 3.000% Senior Note due 2050 (See Exhibit 4.15)

4.17	Eleventh Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/7/2020	4.2

4.18	Form of 1.000% Senior Note due 2025 (included in Exhibit 4.17)

4.19	Twelfth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/7/2020	4.4

4.20	Form of 1.550% Senior Note due 2028 (included in Exhibit 4.19)

4.21	Thirteenth Supplemental Indenture, dated as of October 7, 2020, among Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	10/7/2020	4.6

4.22	Form of 2.950% Senior Note due 2051 (included in Exhibit 4.21)

4.23	Fourteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	3/11/2021	4.2

4.24	Form of 0.250% Senior Note due 2027 (included in Exhibit 4.23)

4.25	Fifteenth Supplemental Indenture, dated as of March 10, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	3/11/2021	4.4

4.26	Form of 1.000% Senior Note due 2033 (included in Exhibit 4.25)

4.27	Sixteenth Supplemental Indenture, dated as of May 17, 2021, between Equinix, Inc. and U.S. Bank.	8-K	5/17/2021	4.2

4.28	Form of 1.450% Senior Note due 2026 (included in Exhibit 4.34) Form of 1.450% Senior Note due 2026 (included in Exhibit 4.27)

4.29	Seventeenth Supplemental Indenture, dated as of May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.4

4.30	Form of 2.000% Senior Note due 2028 (included in Exhibit 4.29)

4.31	Eighteenth Supplemental Indenture, dated May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.6

4.32	Form of 2.500% Senior Note due 2031 (included in Exhibit 4.31)

4.33	Nineteenth Supplemental Indenture, dated May 17, 2021, between Equinix, Inc. and U.S. Bank National Association, as Trustee.	8-K	5/17/2021	4.8

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith

4.34	Form of 3.400% Senior Note due 2052 (included in Exhibit 4.33)

4.35	Twentieth Supplemental Indenture, dated as of April 5, 2022, between Equinix, Inc. and U.S. Bank Trust Company National Association, as Trustee.	8-K	4/5/2022	4.2

4.36	Form of 3.900% Senior Notes due 2032 (included in Exhibit 4.35)

4.37	Form of Registrant's Common Stock Certificate.	10-K	12/31/2014	4.13

4.38	Description of Securities				X

10.1**	Form of Indemnification Agreement between the Registrant and each of its officers and directors.	S-4 (File No. 333-93749)	12/29/1999	10.5

10.2**	2000 Equity Incentive Plan, as amended.	10-K	12/31/2021	10.2

10.3**	2020 Equity Incentive Plan	DEF14A	4/27/2020	Appendix A

10.4**	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.				X

10.5**	2020 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2020	10.19

10.6**	2020 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2020	10.20

10.7**	2020 Form of Time-Based Restricted Stock Agreement for Executives.	10-Q	3/31/2020	10.21

10.8**	2021 Form of Revenue/AFFO per Share Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2021	10.11

10.9**	2021 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2021	10.12

10.10**	2021 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2021	10.13

10.11**	2022 Form of Revenue/AFFO per Share/Digital Services Performance Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2022	10.11

10.12**	2022 Form of TSR Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2022	10.12

10.13**	2022 Form of Time-Based Restricted Stock Unit Agreement for Executives.	10-Q	3/31/2022	10.13

10.14**	2022 Equinix, Inc. Annual Incentive Plan.	10-Q	3/31/2022	10.14

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.15	Agreement for Purchase and Sale of Shares Among RW Brasil Fundo de Investimentos em Participação, Antônio Eduardo Zago De Carvalho and Sidney Victor da Costa Breyer, as Sellers, and Equinix Brasil Participaçãoes Ltda., as Purchaser, and Equinix South America Holdings LLC., as a Party for Limited Purposes and ALOG Soluções de Tecnologia em Informática S.A. as Intervening Consenting Party dated July 18, 2014.	10-Q	9/30/2014	10.67

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
		10-K	12/31/2021	10.22

10.17**	Relocation Letter Agreement by and between Equinix, Inc. and Charles Meyers dated October 12, 2018.	10-K	2/22/2019	10.37

10.18**	Change in Control Severance Agreement between Equinix, Inc and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.25

10.19**	Change in Control Severance Agreement between Equinix, Inc and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.26

10.20**	Change in Control Severance Agreement between Equinix, Inc and Karl Strohmeyer dated October 3, 2019.	10-Q	9/30/2019	10.27

10.21**	Change in Control Severance Agreement between Equinix, Inc and Peter Van Camp dated October 3, 2019.	10-Q	9/30/2019	10.28

10.22**	Change in Control Severance Agreement between Equinix, Inc and Charles Meyers dated October 4, 2019.	10-Q	9/30/2019	10.29

10.23**	Change in Control Severance Agreement between Equinix, Inc and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.31

10.24**	Change in Control Severance Agreement between Equinix, Inc and Jon Lin dated January 2, 2022.				X

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
10.25**	Change in Control Severance Agreement between Equinix, Inc. and Scott Crenshaw dated August 1, 2022.				X

10.26**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Charles Meyers dated October 4, 2019.	10-Q	9/30/2019	10.34

10.27**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Keith Taylor dated October 3, 2019.	10-Q	9/30/2019	10.36

10.28**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Mike Campbell dated October 3, 2019.	10-Q	9/30/2019	10.37

10.29**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Brandi Galvin Morandi dated October 3, 2019.	10-Q	9/30/2019	10.38

10.30**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Karl Strohmeyer dated October 3, 2019.	10-Q	9/30/2019	10.39

10.31**	Side Letter Agreement Regarding RSUs between Equinix, Inc. and Peter Van Camp dated October 3, 2019.	10-Q	9/30/2019	10.40

10.32**	Amendment to Relocation Letter Agreement by and between Equinix, Inc. and Charles Meyers dated September 21, 2022.	10-Q	9/30/2022	10.39

21.1	Subsidiaries of Equinix, Inc.				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Exhibit	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
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

EQUINIX, INC. (Registrant)

February 17, 2023	By	/s/ CHARLES MEYERS
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

Signature	Title	Date
/s/ CHARLES MEYERS	Chief Executive Officer and President (Principal Executive Officer)	February 17, 2023
Charles Meyers
/s/ KEITH D. TAYLOR	Chief Financial Officer (Principal Financial Officer)	February 17, 2023
Keith D. Taylor
/s/ SIMON MILLER	Chief Accounting Officer (Principal Accounting Officer)	February 17, 2023
Simon Miller
/s/ PETER F. VAN CAMP	Executive Chairman	February 17, 2023
Peter F. Van Camp
/s/ NANCI CALDWELL	Director	February 17, 2023
Nanci Caldwell
/s/ ADAIRE FOX-MARTIN	Director	February 17, 2023
Adaire Fox-Martin
/s/ RON GUERRIER	Director	February 17, 2023
Ron Guerrier
/s/ GARY F. HROMADKO	Director	February 17, 2023
Gary F. Hromadko
/s/ IRVING F. LYONS, III	Director	February 17, 2023
Irving F. Lyons, III
/s/ CHRISTOPHER B. PAISLEY	Director	February 17, 2023
Christopher B. Paisley
/s/ SANDRA RIVERA	Director	February 17, 2023
Sandra Rivera
/s/ THOMAS OLINGER	Director	February 17, 2023
Thomas Olinger
/s/ JEETU PATEL	Director	February 17, 2023
Jeetu Patel
/s/ FIDELMA RUSSO	Director	February 17, 2023
Fidelma Russo

Index to Exhibits

Exhibit Number	Description of Document

4.38	Description of Securities

10.4**	Equinix, Inc. 2004 Employee Stock Purchase Plan, as amended.

10.24**	Change in Control Severance Agreement between Equinix, Inc and Jon Lin dated January 2, 2022.

10.25**	Change in Control Severance Agreement between Equinix, Inc. and Scott Crenshaw dated August 1, 2022.

21.1	Subsidiaries of Equinix, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Document.

101. PRE	Inline XBRL Taxonomy Extension Presentation Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Equinix, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Equinix, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and December 31, 2021, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity and other comprehensive income (loss) and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Income taxes - Real estate investment trust asset tests

As described in Notes 1 and 14 to the consolidated financial statements, the Company recorded income tax expense of $124.8 million for the year ended December 31, 2022. The Company has been operating as a real estate investment trust for federal income tax purposes ("REIT") effective January 1, 2015. As a result, the Company may deduct the dividends made to its stockholders from taxable income generated by the Company and its qualified REIT subsidiaries ("QRSs"). The Company’s qualification and taxation as a REIT depends on its satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The Company’s ability to satisfy quarterly asset tests depends upon its analysis and the fair market values of its REIT and non-REIT assets. For purposes of the quarterly REIT asset tests, management estimates the fair market value of assets within its QRSs and taxable REIT subsidiaries (“TRSs”) using a discounted cash flow approach, by calculating the present value of forecasted future cash flows. Management applies discount rates based on industry benchmarks relative to the market and forecasting risks. Other significant assumptions used by management to estimate the fair market value of assets in QRSs and TRSs include projected revenue growth, projected operating margins, and projected capital expenditures. Management revisits significant assumptions periodically to reflect any changes due to the business or economic environment.

The principal considerations for our determination that performing procedures relating to income taxes - REIT asset tests is a critical audit matter are (i) the significant judgment by management when determining the fair market value of REIT and non-REIT assets, which in turn led to a high degree of subjectivity in performing procedures relating to the REIT asset tests, (ii) the significant audit effort and judgment in evaluating audit evidence related to the significant assumptions used in the REIT asset tests related to the discount rates, projected revenue growth, projected operating margins, and projected capital expenditures, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the REIT asset tests, including controls over management's determination of the fair market value of REIT and non-REIT assets. These procedures also included, among others, testing management’s process for estimating the fair market value of the REIT and non-REIT assets; evaluating the appropriateness of the discounted cash flow approach; testing the completeness and accuracy of underlying data used in the approach; and evaluating the significant assumptions used by management related to the discount rates, projected revenue growth, projected operating margins, and projected capital expenditures. Evaluating management’s assumptions related to projected revenue growth, projected operating margins, and projected capital expenditures involved considering the current and past performance of the Company, economic and industry trends, as well as whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow approach and the discount rate assumptions.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 17, 2023
We have served as the Company's auditor since 2000.

EQUINIX, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,906,421	$1,536,358
Accounts receivable, net of allowance of $12,225 and $11,635	855,380	681,809
Other current assets	459,138	462,739
Assets held for sale	84,316	276,195
Total current assets	3,305,255	2,957,101
Property, plant and equipment, net	16,649,534	15,445,775
Operating lease right-of-use assets	1,427,950	1,282,418
Goodwill	5,654,217	5,372,071
Intangible assets, net	1,897,649	1,935,267
Other assets	1,376,137	926,066
Total assets	$30,310,742	$27,918,698
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$1,004,800	$879,144
Accrued property, plant and equipment	281,347	187,334
Current portion of operating lease liabilities	139,538	144,029
Current portion of finance lease liabilities	151,420	147,841
Current portion of mortgage and loans payable	9,847	33,087
Other current liabilities	251,346	214,519
Total current liabilities	1,838,298	1,605,954
Operating lease liabilities, less current portion	1,272,812	1,107,180
Finance lease liabilities, less current portion	2,143,690	1,989,668
Mortgage and loans payable, less current portion	642,708	586,577
Senior notes, less current portion	12,109,539	10,984,144
Other liabilities	797,863	763,411
Total liabilities	18,804,910	17,036,934
Commitments and contingencies (Note 15)
Equinix stockholders' equity:
Preferred stock, $0.001 par value per share: 100,000,000 shares authorized in 2022 and 2021; zero shares issued and outstanding	—	—
Common stock, $0.001 par value per share: 300,000,000 shares authorized in 2022 and 2021; 92,813,976 issued and 92,620,703 outstanding in 2022 and 90,872,826 issued and 90,571,406 outstanding in 2021	93	91
Additional paid-in capital	17,320,017	15,984,597
Treasury stock, at cost; 193,273 shares in 2022 and 301,420 shares in 2021	(71,966)	(112,208)
Accumulated dividends	(7,317,570)	(6,165,140)
Accumulated other comprehensive loss	(1,389,446)	(1,085,751)
Retained earnings	2,964,838	2,260,493
Total Equinix stockholders' equity	11,505,966	10,882,082
Non-controlling interests	(134)	(318)
Total stockholders' equity	11,505,832	10,881,764
Total liabilities and stockholders' equity	$30,310,742	$27,918,698

See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
Revenues	$7,263,105	$6,635,537	$5,998,545
Costs and operating expenses:
Cost of revenues	3,751,501	3,472,422	3,074,340
Sales and marketing	786,560	741,232	718,356
General and administrative	1,498,701	1,301,797	1,090,981
Transaction costs	21,839	22,769	55,935
Impairment charges	—	—	7,306
(Gain) loss on asset sales	3,976	(10,845)	(1,301)
Total costs and operating expenses	6,062,577	5,527,375	4,945,617
Income from operations	1,200,528	1,108,162	1,052,928
Interest income	36,268	2,644	8,654
Interest expense	(356,337)	(336,082)	(406,466)
Other income (expense)	(51,417)	(50,647)	6,913
Gain (loss) on debt extinguishment	327	(115,125)	(145,804)
Income before income taxes	829,369	608,952	516,225
Income tax expense	(124,792)	(109,224)	(146,151)
Net income	704,577	499,728	370,074
Net (income) loss attributable to non-controlling interests	(232)	463	(297)
Net income attributable to Equinix	$704,345	$500,191	$369,777

Earnings per share ("EPS") attributable to Equinix:
Basic EPS	$7.69	$5.57	$4.22
Weighted-average shares for basic EPS	91,569	89,772	87,700
Diluted EPS	$7.67	$5.53	$4.18
Weighted-average shares for diluted EPS	91,828	90,409	88,410
See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Net income	$704,577	$499,728	$370,074
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment ("CTA") gain (loss), net of tax effects of $0, $0 and $0	(769,886)	(559,969)	548,560
Net investment hedge CTA gain (loss), net of tax effects of $0, $0 and $0	425,701	326,982	(444,553)
Unrealized gain (loss) on cash flow hedges, net of tax effects of $2,248, $(16,980) and $14,521	40,543	60,562	(82,790)
Net actuarial gain (loss) on defined benefit plans, net of tax effects of $25, $(14) and $(23)	(101)	57	85
Total other comprehensive income (loss), net of tax	(303,743)	(172,368)	21,302
Comprehensive income, net of tax	400,834	327,360	391,376
Net (income) loss attributable to non-controlling interests	(232)	463	(297)
Other comprehensive (income) loss attributable to non-controlling interests	48	(15)	(57)
Comprehensive income attributable to Equinix	$400,650	$327,808	$391,022
See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Stockholders' Equity and Other Comprehensive Income (Loss)
For the Three Years Ended December 31, 2022
(in thousands, except share data)

	Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Dividends	AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	85,700,953	$86	(392,567)	$(144,256)	$12,696,433	$(4,168,469)	$(934,613)	$1,391,425	$8,840,606	$(224)	$8,840,382
Adjustment from adoption of new accounting standard	—	—	—	—	—	—	—	(900)	(900)	—	(900)
Net income	—	—	—	—	—	—	—	369,777	369,777	297	370,074
Other comprehensive income	—	—	—	—	—	—	21,245	—	21,245	57	21,302
Issuance of common stock and release of treasury stock for employee equity awards	758,339	—	64,515	22,138	39,979	—	—	—	62,117	—	62,117
Issuance of common stock for equity offering	2,587,500	3	—	—	1,683,103	—	—	—	1,683,106	—	1,683,106
Issuance of common stock under ATM Program	415,512	—	—	—	298,269	—	—	—	298,269	—	298,269
Dividend distribution on common stock, $10.64 per share	—	—	—	—	—	(936,269)	—	—	(936,269)	—	(936,269)
Settlement of accrued dividends on vested equity awards	—	—	—	—	189	(770)	—	—	(581)	—	(581)
Accrued dividends on unvested equity awards	—	—	—	—	—	(13,766)	—	—	(13,766)	—	(13,766)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	310,384	—	—	—	310,384	—	310,384
Balance as of December 31, 2020	89,462,304	89	(328,052)	(122,118)	15,028,357	(5,119,274)	(913,368)	1,760,302	10,633,988	130	10,634,118
Net income (loss)	—	—	—	—	—	—	—	500,191	500,191	(463)	499,728
Other comprehensive income (loss)	—	—	—	—	—	—	(172,383)	—	(172,383)	15	(172,368)
Issuance of common stock and release of treasury stock for employee equity awards	772,905	1	26,632	9,910	67,718	—	—	—	77,629	—	77,629
Issuance of common stock under ATM Program	637,617	1	—	—	497,869	—	—	—	497,870	—	497,870
Dividend distribution on common stock, $11.48 per share	—	—	—	—	—	(1,030,005)	—	—	(1,030,005)	—	(1,030,005)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(839)	—	—	(839)	—	(839)
Accrued dividends on unvested equity awards	—	—	—	—	—	(15,022)	—	—	(15,022)	—	(15,022)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	390,653	—	—	—	390,653	—	390,653

EQUINIX INC.
Consolidated Statements of Stockholders' Equity and Other Comprehensive Income (Loss) - Continued
For the Three Years Ended December 31, 2022
(in thousands, except share data)

							AOCI (Loss)	Retained Earnings	Equinix Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
	Common stock		Treasury stock		Additional Paid-in Capital	Accumulated Dividends
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	90,872,826	91	(301,420)	(112,208)	15,984,597	(6,165,140)	(1,085,751)	2,260,493	10,882,082	(318)	10,881,764
Net income	—	—	—	—	—	—	—	704,345	704,345	232	704,577
Other comprehensive loss	—	—	—	—	—	—	(303,695)	—	(303,695)	(48)	(303,743)
Issuance of common stock and release of treasury stock	780,444	1	108,147	40,242	90,314	—	—	—	130,557	—	130,557
Issuance of common stock under ATM Program	1,160,706	1	—	—	796,017	—	—	—	796,018	—	796,018
Dividend distribution on common stock, $12.40 per share	—	—	—	—	—	(1,137,203)	—	—	(1,137,203)	—	(1,137,203)
Settlement of accrued dividends on vested equity awards	—	—	—	—	—	(927)	—	—	(927)	—	(927)
Accrued dividends on unvested equity awards	—	—	—	—	—	(14,300)	—	—	(14,300)	—	(14,300)
Stock-based compensation, net of estimated forfeitures	—	—	—	—	449,089	—	—	—	449,089	—	449,089
Balance as of December 31, 2022	92,813,976	$93	(193,273)	$(71,966)	$17,320,017	$(7,317,570)	$(1,389,446)	$2,964,838	$11,505,966	$(134)	$11,505,832

See accompanying notes to consolidated financial statements.

EQUINIX, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$704,577	$499,728	$370,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,531,453	1,450,806	1,224,322
Stock-based compensation	403,983	363,774	294,952
Amortization of intangible assets	204,755	205,484	199,047
Amortization of debt issuance costs and debt discounts and premiums	17,826	17,135	15,739
Provision for credit loss allowance	7,426	10,016	5,069
Impairment charges	—	—	7,306
(Gain) loss on asset sales	3,976	(10,845)	(1,301)
(Gain) loss on debt extinguishment	(327)	115,125	145,804
Other items	63,038	28,717	16,643
Changes in operating assets and liabilities:
Accounts receivable	(153,415)	(1,873)	25,412
Income taxes, net	(7,827)	(16,602)	(22,641)
Other assets	(52,276)	(114,268)	(129,817)
Operating lease right-of-use assets	149,094	140,590	153,650
Operating lease liabilities	(132,831)	(177,533)	(142,863)
Accounts payable and accrued expenses	114,600	64,596	25,801
Other liabilities	109,130	(27,644)	122,629
Net cash provided by operating activities	2,963,182	2,547,206	2,309,826
Cash flows from investing activities:
Purchases of investments	(144,642)	(107,533)	(127,763)
Sales of investments	22,073	4,057	29,352
Business acquisitions, net of cash and restricted cash acquired	(964,010)	(158,498)	(1,180,272)
Real estate acquisitions	(248,276)	(201,837)	(200,182)
Purchases of other property, plant and equipment	(2,278,004)	(2,751,512)	(2,282,504)
Proceeds from sale of assets, net of cash transferred	249,906	208,585	334,397
Net cash used in investing activities	(3,362,953)	(3,006,738)	(3,426,972)
Cash flows from financing activities:
Proceeds from employee equity awards	81,543	77,628	62,118
Payment of dividends	(1,151,459)	(1,042,909)	(947,933)
Proceeds from public offering of common stock, net of issuance costs	796,018	497,870	1,981,375
Proceeds from senior notes, net of debt discounts	1,193,688	3,878,662	4,431,627
Proceeds from mortgage and loans payable	676,850	—	750,790
Repayment of senior notes	—	(1,990,650)	(4,363,761)
Repayments of finance lease liabilities	(134,202)	(165,539)	(115,288)
Repayments of mortgage and loans payable	(587,941)	(717,010)	(829,466)
Debt extinguishment costs	—	(99,185)	(111,700)
Debt issuance costs	(17,731)	(25,102)	(42,236)
Net cash provided by financing activities	856,766	413,765	815,526
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(98,201)	(30,474)	40,702
Net increase (decrease) in cash, cash equivalents and restricted cash	358,794	(76,241)	(260,918)
Cash, cash equivalents and restricted cash at beginning of period	1,549,454	1,625,695	1,886,613
Cash, cash equivalents and restricted cash at end of period	$1,908,248	$1,549,454	$1,625,695
Supplemental cash flow information
Cash paid for taxes	$140,312	$134,411	$143,934
Cash paid for interest	$430,217	$426,439	$498,408

Cash and cash equivalents	$1,906,421	$1,536,358	$1,604,869
Current portion of restricted cash included in other current assets	1,734	12,188	11,135
Non-current portion of restricted cash included in other assets	93	908	9,691
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$1,908,248	$1,549,454	$1,625,695

See accompanying notes to consolidated financial statements.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Business and Summary of Significant Accounting Policies
Nature of Business
Equinix, Inc. ("Equinix," the "Company," "we," "our," or "us") was incorporated in Delaware on June 22, 1998. Equinix provides colocation space and related offerings. Global enterprises, content providers, financial companies and network service providers rely upon Equinix's insight and expertise to safehouse and connect their most valued information assets. We operate International Business ExchangeTM ("IBX®") data centers, or IBX data centers, across the Americas; Europe, Middle East and Africa ("EMEA") and Asia-Pacific geographic regions where customers directly interconnect with a network ecosystem of partners and customers. More than 2,000 network service providers offer access to the world's internet routes inside our IBX data centers. This access to internet routes provides Equinix customers improved reliability and streamlined connectivity while significantly reducing costs by reaching a critical mass of networks within a centralized physical location. As of December 31, 2022, we operated 236 IBX data centers in 71 markets around the world.
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
•Two data center sites in Mumbai, India from GPX India ("GPX India Acquisition") from September 1, 2021;
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Equity Method Investments
We enter into joint venture or partnership arrangements to invest in certain entities for business development objectives. At the inception of these arrangements and if a reconsideration event has occurred, we assess our interests with such entities to determine whether any of the entities meet the definition of a variable interest entity ("VIE"). A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. We are required to consolidate the assets and liabilities of VIEs when we are deemed to be the primary beneficiary. The primary beneficiary of a VIE is the entity that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. For VIEs where we are not the primary beneficiary, and other joint ventures or partnerships that are not VIEs, where we have the ability to exercise significant influence over the entity, we account for those investments under the equity method of accounting.
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
We review our investments quarterly to determine if any investments may be impaired considering both qualitative and quantitative factors that may have a significant impact on the investees' fair value. We did not record any impairment charges related to our equity method investments for the years ended December 31, 2022, 2021 and 2020. For further information on our Equity Method Investments, see Note 6.
Non-marketable Equity Investments
We also have investments in non-marketable equity securities, where we do not have the ability to exercise significant influence over the investees. We elected the measurement alternative under which the securities are measured at cost minus impairment, if any, and adjusted for changes resulting from qualifying observable price changes. We record non-marketable equity investment in other assets in the consolidated balance sheet. We review our non-marketable equity investments quarterly to determine if any investments may be impaired considering both qualitative and quantitative factors that may have a significant impact on the investees' fair value. We did not record any impairment charges related to our non-marketable equity investments for the years ended December 31, 2022, 2021 and 2020.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A significant portion of our customer base is comprised of businesses throughout the Americas. However, a portion of our revenues are derived from our EMEA and Asia-Pacific operations. The following table sets forth percentages of our revenues by geographic region for the years ended December 31:

	2022	2021	2020
Americas	46%	46%	45%
EMEA	32%	32%	33%
Asia-Pacific	22%	22%	22%
For further information on segment information, see Note 17.
Property, Plant and Equipment
Property, plant and equipment are stated at our original cost or initial fair value for property, plant and equipment acquired through acquisitions, net of depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Buildings under finance leases, Leasehold improvements and integral equipment at leased locations are amortized over the shorter of the lease term or the estimated useful life of the asset or improvement.
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
Our construction in progress includes direct and indirect expenditures for the construction and expansion of IBX data centers and is stated at original cost. We contracted out substantially all of the construction and expansion efforts of our IBX data centers to independent contractors under construction contracts. Construction in progress includes costs incurred under construction contracts including project management services, engineering and schematic design services, design development, construction services and other construction-related fees and services. In addition, we capitalized interest costs during the construction phase. Once an IBX data center or expansion project becomes operational, these capitalized costs are allocated to certain property, plant and equipment categories and are depreciated over the estimated useful lives of the underlying assets.
We review our property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or an asset group may not be recoverable, such as a significant decrease in market price of an asset, a significant adverse change in the extent or manner in which an asset or an asset group is being used or its physical condition, a significant adverse change in legal factors or business climate that could affect the value of an asset or an asset group or a continuous deterioration of our financial condition. Recoverability of assets or asset groups to be held and used is assessed by comparing the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or the asset group. If the carrying amount of the asset or the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or the asset group exceeds the fair value of the asset. We did not record any impairment charges related to our property, plant and equipment during the years ended December 31, 2022, 2021 and 2020.

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
Asset Retirement Costs and Asset Retirement Obligations
Our asset retirement obligations are primarily related to our IBX data centers, of which the majority are leased under long-term arrangements and are required to be returned to the landlords in their original condition. The majority of our IBX data center leases have been subject to significant development by us in order to convert them from, in most cases, vacant buildings or warehouses into IBX data centers. The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized over the useful life of the asset. Subsequent to the initial measurement, we accrete the liability in relation to the asset retirement obligations over time and the accretion expense is recorded as a cost of revenue. For further information on our asset retirement obligations, see Note 7.
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
As of December 31, 2022, 2021 and 2020, we concluded that it was more likely than not that goodwill attributed to our Americas, EMEA and Asia-Pacific reporting units was not impaired as the fair value of each reporting unit exceeded the carrying value of its respective reporting unit, including goodwill.
Substantially all of our intangible assets are subject to amortization and are amortized using the straight-line method over their estimated period of benefit. We perform a review of intangible assets for impairment by assessing events or changes in circumstances that indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is assessed by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. We did not record any impairment charges related to our other intangible assets during the years ended December 31, 2022, 2021 and 2020. For further information on goodwill and other intangible assets, see Note 3 and Note 7 below.

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
Derivatives and Hedging Activities
We utilize foreign currency and interest rate derivative instruments as part of our risk management strategy. Foreign currency derivatives help to mitigate the effects of foreign exchange rate fluctuations on (i) our expected revenues and expenses in the EMEA region, (ii) investments in our foreign operations and (iii) certain monetary assets and liabilities denominated in foreign currencies. Interest rate derivatives, on the other hand, are used to manage the interest rate risk associated with anticipated fixed-rate debt issuances.
These measures allow us to effectively control our financial exposure and are not used for speculative purposes. We recognize all derivatives on our consolidated balance sheets at fair value. The accounting for changes in the value of a derivative depends on whether the contract qualifies and has been designated for hedge accounting. In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged and there must be documentation of the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure, and the effectiveness assessment methodology. Hedge designations are reviewed on a quarterly basis to assess whether circumstances have changed that would disrupt the hedge instrument's relationship to the forecasted transactions or net investment.
Cash Flow Hedges
The instruments we designate as cash flow hedges include foreign currency forwards and options, cross-currency swaps as well as interest rate locks. For cash flow hedges, we use a regression analysis at the time they are designated to assess their effectiveness.
We use foreign currency forwards and options to hedge our foreign currency transaction exposure for forecasted revenues and expenses in our EMEA region between the U.S. Dollar and the British Pound, Euro, Swedish Krona, and Swiss Franc. We use the forward method to assess effectiveness of qualifying foreign currency forwards that are designated as cash flow hedges, whereby, the change in the fair value of the derivative is recorded in other comprehensive income (loss) and reclassified to the same line item in the consolidated statement of operations that is used to present the earnings effect of the hedged item when the hedged item affects earnings. We use the spot method to assess effectiveness of qualifying foreign currency exchange options that are designated as cash flow hedges, whereby, the change in fair value due to foreign currency exchange spot rates is recorded in other comprehensive income (loss) and reclassified to the same line item in the consolidated statement of operations that is used to present the earnings effect of the hedged item when the hedged item affects earnings, and the change in fair value of the excluded component is recorded in other comprehensive income (loss) and amortized on a straight-line basis to the same line item in the consolidated statement of operations that is used to present the earnings effect of the hedged item. When two or more derivative instruments in combination are jointly designated as a cash flow hedging instrument, as with foreign currency exchange option collars, they are treated as a single instrument. If the hedge relationship is terminated for any derivatives designated as cash flow hedges, then the change in fair value of the derivative recorded in other comprehensive income (loss) is recognized in earnings when the previously hedged item affects earnings, consistent with the original hedge strategy.
We also utilize cross-currency interest rate swaps, which we designate as cash flow hedges, to manage the foreign currency exposure associated with a portion of our foreign currency-denominated debt. We assess the effectiveness of cross-currency interest rate swaps that are designated as cash flow hedges using the spot method. The fair value changes are recorded in other comprehensive income (loss), and when the hedged item impacts earnings, the change in fair value due to foreign currency exchange spot rates is reclassified to the corresponding line item in the consolidated statement of operations.
We use interest rate derivative instruments such as treasury locks and swap locks, collectively referred to as "interest rate locks", to manage interest rate exposure created by anticipated fixed rate debt issuances. An interest

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

rate lock is a synthetic forward sale of a benchmark interest rate, which is settled in cash based upon the difference between an agreed upon rate at inception and the prevailing benchmark rate at settlement. It effectively fixes the benchmark rate component of an upcoming debt issuance. The interest rate lock transactions are designated as cash flow hedges, with all changes in value reported in other comprehensive income (loss). Subsequent to settlement, amounts in other comprehensive income are amortized to interest expense over the term of the interest rate locks.
For hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related derivative amounts recorded in other comprehensive income (loss) are immediately recognized in earnings.
Net Investment Hedges
We employ cross-currency swaps, which we designate as net investment hedges, to hedge the currency exposure associated with our net investment in our foreign subsidiaries. We use the spot method to assess effectiveness of cross-currency interest rate swaps that are designated as net investment hedges, whereby, the change in fair value due to foreign currency exchange spot rates is recorded in other comprehensive income (loss) and the change in fair value of the excluded component is recorded in other comprehensive income (loss) and amortized to interest expense on a straight-line basis.
Occasionally, we also use foreign exchange forward contracts, which we designate as net investment hedges, to hedge against the effect of foreign exchange rate fluctuations on a portion of our net investment in the foreign subsidiaries. We use the spot method to assess effectiveness of qualifying foreign currency forwards that are designated as net investment hedges, whereby, the change in fair value due to foreign currency exchange spot rates is recorded in other comprehensive income (loss) and the change in fair value of the excluded component is recorded in other comprehensive income (loss) and amortized to interest expense on a straight-line basis.
Non-designated Hedges
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The majority of our lease arrangements include options to extend the lease. If we are reasonably certain to exercise such options, the periods covered by the options are included in the lease term. The depreciable lives of certain fixed assets and leasehold improvements are limited by the expected lease term. We have certain leases with a term of 12 months or less. For such leases, we elected not to recognize any ROU asset or lease liability on the consolidated balance sheet. We have lease agreements with lease and non-lease components. We elected to account for the lease and non-lease components as a single lease component for all classes of underlying assets for which we have identified as lease arrangements. For further information on leases, see Note 10 below.
Revenue
Revenue Recognition
Equinix derives more than 90% of its revenues from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing of cabinet space and power; (2) interconnection offerings; (3) managed infrastructure solutions and (4) other revenues consisting of rental income from tenants or subtenants. The remainder of our revenues are from non-recurring revenue streams, such as installation revenues, professional services, contract settlements and equipment sales. Revenues by service lines and geographic areas are included in segment information. For further information on segment information, see Note 17 below.
Revenues are recognized when control of these products and services is transferred to its customers, in an amount that reflects the consideration it expects to be entitled to in exchange for the products and services. Revenues from recurring revenue streams are generally billed monthly and recognized ratably over the term of the

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Contract Balances
The timing of revenue recognition, billings and cash collections result in accounts receivables, contract assets and deferred revenues. A receivable is recorded at the invoice amount, net of an allowance for credit losses and is recognized in the period when we have transferred products or provided services to our customers and when its right to consideration is unconditional. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 45 days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts generally do not include a significant financing component. We assess collectability based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We generally do not request collateral from our customers although in certain cases we obtain a security interest in a customer's equipment placed in our IBX data centers or obtain a deposit. We also maintain an allowance for estimated losses on a lifetime loss basis resulting from the inability of our customers to make required payments for which we had expected to collect the revenues in accordance with the credit loss guidance accounting guidance ("Topic 326"). If the financial condition of our customers were to deteriorate or if they became insolvent, resulting in an impairment of their ability to make payments, greater allowances for credit losses may be required. Management specifically analyzes current

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

economic news, conditions and trends, historical loss rates, customer concentrations, customer credit-worthiness, changes in customer payment terms and any applicable long term forecast when evaluating revenue recognition and the adequacy of our reserves for our accounts receivable. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectable are charged to bad debt expense included in sales and marketing expense in the consolidated statements of operations. A specific bad debt reserve of up to the full amount of a particular invoice value is provided for certain problematic customer balances. An additional reserve is established for all other accounts based on an analysis of historical credits issued. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable.
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
Deferred revenue (a contract liability) is recognized when we have an unconditional right to a payment before we transfer the products or services to customers. Deferred revenue is included in other current liabilities and other liabilities, respectively, in the consolidated balance sheet.
Contract Costs
Direct and indirect incremental costs solely related to obtaining revenue contracts are capitalized as costs of obtaining a contract, when they are incremental and if they are expected to be recovered. Such costs consist primarily of commission fees and sales bonuses, as well as indirect related payroll costs. In 2022, contract costs were amortized over the estimated period of 5.5 years on a straight-line basis. We elected to apply the practical expedient which allows us to expense contract costs when incurred, if the amortization period is one year or less.
For further information on revenue recognition, see Note 2 below.
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences that exist between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as tax attributes such as operating loss, capital loss and tax credits carryforwards on a taxing jurisdiction basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected more likely than not to be realized in the future. A tax benefit from an uncertain income tax position may be recognized in the financial statements only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority's widely understood administrative practices and precedents. Recognized income tax positions are measured at the largest amount that has a greater than 50 percent likelihood of being realized. Any subsequent changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
We grant restricted stock units ("RSUs") or restricted stock awards ("RSAs") to our employees and these equity awards generally have only a service condition. We grant RSUs to our executives that generally have a service and performance condition or a service and market condition. Performance conditions contained in an equity award are generally tied to our financial performance. We assess the probability of meeting these performance conditions on a quarterly basis. The majority of our RSUs vest over four years, although certain equity awards for executives vest over a range of two to four years. Our RSAs vest over three years. The valuation of RSUs and RSAs with only a service condition or a service and performance condition requires no significant assumptions as the fair value for these types of equity awards is based solely on the fair value of our stock price on the date of grant. We use a Monte Carlo simulation option-pricing model to determine the fair value of RSUs with a service and market condition.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, "Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations". This guidance requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.
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
Reference Rate Reform
In March 2020, FASB issued ASU 2020-04, Reference Rate Reform ("Topic 848"): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In addition, FASB issued ASU 2021-01, Reference Rate Reform ("Topic 848"), which clarifies the scope of Topic 848. Collectively, the guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2021-01 is effective upon issuance and ASU 2020-04 was effective for all entities as of March 12, 2020, and together remained effective through December 31, 2022. In December 2022, FASB issued ASU 2022-06, Reference Rate Reform ("Topic 848"): Deferral of the Sunset Date of Topic 848. Because the current relief in Topic 848 may not cover a period of time during which a significant number of modifications may take place, the amendments in this Update defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. We adopted these ASUs upon their respective issuances and there was no impact on our consolidated financial statements as a result of adopting the guidance. We will evaluate our debt, derivative and lease contracts that may become eligible for modification relief and may apply the elections prospectively as needed.
Income Taxes
In December 2019, FASB issued ASU 2019-12, Income Taxes ("Topic 740"): Simplifying the Accounting for Income Taxes. The ASU simplifies accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also improves consistent application of and simplifies generally accepted

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Debt with Conversion and Other Options
In August 2020, FASB issued ASU 2020-06: Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock and modifies the disclosure requirement for the convertible instruments. Additionally, this ASU improves the consistency of EPS calculations by eliminating the use of the treasury stock method to calculate diluted EPS for convertible instruments and clarifies certain areas under the current EPS guidance. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted at the beginning of the fiscal year after December 15, 2020. On January 1, 2022, we adopted this ASU on a prospective basis and the adoption of this standard did not have a material impact on our consolidated financial statements.
Business Combinations
In October 2021, FASB issued ASU 2021-08 Business Combinations ("Topic 805"): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. On April 1, 2022, we early adopted this ASU and the adoption of this standard did not have a material impact on our consolidated financial statements.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.    Revenue
Contract Balances
The following table summarizes the opening and closing balances of our accounts receivable, net; contract assets, current; contract assets, non-current; deferred revenue, current; and deferred revenue, non-current (in thousands):

	Accounts receivable, net (1)	Contract assets, current	Contract assets, non-current	Deferred revenue, current	Deferred revenue, non-current
Beginning balances as of January 1, 2022	$681,809	$65,392	$55,486	$109,736	$87,495
Closing balances as of December 31, 2022	855,380	27,608	55,405	132,090	155,334
Increase (Decrease)	$173,571	$(37,784)	$(81)	$22,354	$67,839

Beginning balances as of January 1, 2021	$676,738	$13,534	$54,050	$101,258	$71,242
Closing balances as of December 31, 2021	681,809	65,392	55,486	109,736	87,495
Increase	$5,071	$51,858	$1,436	$8,478	$16,253

(1) The net change in our allowance for credit losses was insignificant during the year ended December 31, 2022.
The difference between the opening and closing balances of our accounts receivable, net, contract assets and deferred revenues primarily results from revenue growth and the timing difference between the satisfaction of our performance obligation and the customer's payment, as well as business combinations closed during the years ended December 31, 2022 and 2021. The amounts of revenue recognized during the years ended December 31, 2022, 2021 and 2020 from the opening deferred revenue balance were $82.8 million, $93.1 million and $87.0 million, respectively. For the years ended December 31, 2022, 2021 and 2020, no impairment loss related to contract balances was recognized in the consolidated statement of operations.
Contract Costs
The ending balances of net capitalized contract costs as of December 31, 2022 and 2021 were $371.3 million and $325.5 million, respectively, which were included in other assets in the consolidated balance sheet. $96.0 million, $87.6 million, and $85.4 million of contract costs were amortized during years ended December 31, 2022, 2021, and 2020, respectively, which were included in sales and marketing expense in the consolidated statement of operations.
Remaining performance obligations
As of December 31, 2022, approximately $10.1 billion of total revenues, including deferred installation revenues, are expected to be recognized in future periods. Most of our revenue contracts have an initial term varying from one to three years, and thereafter, automatically renew in one-year increments. Included in the remaining performance obligations are contracts that are either under the initial term or under one-year renewal periods. We expect to recognize approximately 70% of our remaining performance obligations as revenues over the next two years, with more revenues expected to be recognized in the first year due to the impact of contracts renewal. The remainder of the balance is generally expected to be recognized over the next three to five years. We estimate our remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates due to changes in actual deployments dates, contract modifications, renewals and/or terminations.
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
As of December 31, 2022, we had not completed the detailed valuation analysis to derive the fair value of assets acquired and liabilities assumed from the Entel Peru Acquisition, Entel Chile Acquisition and MainOne Acquisition as it relates to the related tax impacts; therefore, the purchase price allocation is based on provisional estimates and subject to continuing management analysis.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the final allocation of total purchase consideration is presented as follows (in thousands):

	GPX India	Entel Peru	Entel Chile	MainOne
	Final	Provisional
Cash and cash equivalents	$9,406	$—	$—	$33,026
Accounts receivable	4,399	—	—	9,431
Other current assets	8,883	—	12,424	21,988
Property, plant and equipment	88,130	13,423	81,132	239,583
Operating lease right-of-use assets	62	—	—	—
Intangible assets	15,408	10,000	153,489	54,800
Goodwill	77,145	46,285	380,867	110,648
Deferred tax and other assets	20	10,801	12,090	6,731
Total assets acquired	203,453	80,509	640,002	476,207
Accounts payable and accrued liabilities	(1,566)	—	(195)	(19,790)
Other current liabilities (1)	(478)	—	—	(13,061)
Operating lease liabilities	(62)	—	—	—
Finance lease liabilities	(20,565)	—	—	—
Mortgage and loans payable	—	—	—	(25,944)
Deferred tax and other liabilities (1)	(10,317)	(167)	(1,463)	(139,062)
Net assets acquired	$170,465	$80,342	$638,344	$278,350

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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill is attributable to the workforce of the acquired business and the projected revenue increase expected to arise from future customers after the acquisition. Goodwill from the GPX India Acquisition is attributable to the Asia-Pacific region and is not deductible for local tax purposes. Goodwill from the Entel Peru and Entel Chile acquisitions are attributable to the Americas region and are not expected to be amortizable for local tax purposes. Goodwill from the MainOne Acquisition is attributable to the EMEA region and is generally not deductible for local tax purposes.
Revenues and net income from operations
The operating results of the Entel Peru and Entel Chile acquisitions are reported in the Americas region and the operating results of the MainOne Acquisition are reported in the EMEA region following the date of acquisition. During the year ended December 31, 2022, our results of operations from these acquisitions included $89.9 million of revenues and $8.2 million net income from operations.
Transaction costs
During the year ended December 31, 2022, the transaction costs for the Entel Chile and Entel Peru acquisitions were $7.2 million and the transaction costs for the MainOne acquisition were not significant.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the years ended December 31 (in thousands, except per share amounts):

	2022	2021	2020
Net income	$704,577	$499,728	$370,074
Net (income) loss attributable to non-controlling interests	(232)	463	(297)
Net income attributable to Equinix	$704,345	$500,191	$369,777

Weighted-average shares used to calculate basic EPS	91,569	89,772	87,700
Effect of dilutive securities:
Employee equity awards	259	637	710
Weighted-average shares used to calculate diluted EPS	91,828	90,409	88,410

EPS attributable to Equinix:
Basic EPS	$7.69	$5.57	$4.22
Diluted EPS	$7.67	$5.53	$4.18
The following table sets forth potential shares of common stock that are not included in the diluted EPS calculation above because to do so would be anti-dilutive for the years ended December 31 (in thousands):

	2022	2021	2020
Common stock related to employee equity awards and other	582	206	19
Total	582	206	19
5.    Assets Held for Sale
In June 2021, we entered into an agreement to form a joint venture in the form of a limited liability partnership with GIC Private Limited, Singapore's sovereign wealth fund ("GIC"), to develop and operate additional xScaleTM data centers in Europe and the Americas (the “EMEA 2 Joint Venture”). xScale data centers are engineered to meet the technical and operational requirements and price points of core hyperscale workload deployments and also offer access to our comprehensive suite of interconnection and edge solutions. The transaction was structured to close in phases over the course of two years, pending regulatory approval and other closing conditions. The assets and liabilities of the Warsaw 4 ("WA4") data center site, which were included within our EMEA region, were classified as held for sale as of June 30, 2021. In June 2022, we sold the WA4 data center in exchange for a total consideration of $61.5 million. During the year ended December 31, 2022, we recognized an insignificant gain on the sale of the WA4 data center.
In October 2021, we entered into an agreement to form a joint venture in the form of a limited liability partnership with PGIM Real Estate ("PGIM"), to develop and operate xScale data centers in Asia-Pacific (the "Asia-Pacific 2 Joint Venture"). The assets and liabilities of the Sydney 9 ("SY9") data center site, which were included within our Asia-Pacific region, were classified as held for sale as of September 30, 2021. Upon closing the joint venture in March 2022, we sold the SY9 data center in exchange for a total consideration of $201.3 million, which was comprised of $165.6 million of net cash proceeds, a 20% partnership interest in the Asia-Pacific 2 Joint Venture with a fair value of $29.8 million, and $5.9 million of receivables. During the year ended December 31, 2022, we recognized an insignificant loss on the sale of the SY9 data center.
In March 2022, we entered into an agreement to sell the Mexico 3 ("MX3") data center site in connection with the formation of a new joint venture with GIC (the "AMER 1 Joint Venture") to develop and operate xScale data centers in the Americas. Given that the key terms of the sale had been substantially agreed upon as of September 30, 2021, the assets and liabilities of the MX3 data center, which are currently included within our Americas region, were classified as held for sale as of September 30, 2021 and remained held for sale as of December 31, 2022.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

All assets and liabilities classified as held for sale are reported at the lower of their carrying amounts or fair values less costs to sell. The following table summarizes the assets and liabilities that were classified as assets and liabilities held for sale in the consolidated balance sheets as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Operating lease right-of-use assets	$—	$12,835
Property, plant and equipment	81,368	260,182
Other assets	2,948	3,178
Total assets held for sale	$84,316	$276,195

Accounts payable and accrued expenses	$—	$510
Current portion of operating lease liabilities	—	2,039
Operating lease liabilities, less current portion	—	348
Accrued property, plant and equipment	10,480	18,127
Total liabilities held for sale (1)	$10,480	$21,024

(1)Liabilities held for sale were included within other current liabilities on the consolidated balance sheet.

Sale of xScaleTM data center facilities in 2021
As noted above, in June 2021, we entered into an agreement to form the EMEA 2 Joint Venture with GIC. The assets and liabilities of the data center sites that were expected to be sold to the EMEA 2 Joint Venture within a year were classified as held for sale as of June 30, 2021. The first phase of the transaction, comprised of data center sites located in Frankfurt, Helsinki, Madrid, Milan and Paris, closed in September 2021. Upon closing, we sold these data center sites in exchange for a total consideration of $144.0 million, which was comprised of $106.4 million of net cash proceeds, a 20% partnership interest in the EMEA 2 Joint Venture with a fair value of $30.4 million, and $7.2 million of receivables. During the year ended December 31, 2021, we recognized an insignificant gain on the sale of these xScale data center facilities. In October 2021, we completed the sale of the Sao Paulo 5 ("SP5") data center to the EMEA 2 Joint Venture in exchange for a total consideration of $34.3 million. During the year ended December 31, 2021, we recognized an insignificant loss on the sale of the SP5 data center.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.    Equity Method Investments
We hold various equity method investments, primarily joint venture or partnership arrangements, in order to invest in certain entities that are in line with our business development objectives, including the development and operation of xScale data centers. Some of these xScale joint ventures are classified as VIEs, as discussed further below. The Asia-Pacific 1, Asia-Pacific 2, Asia-Pacific 3 and EMEA 2 Joint Ventures (the "VIE Joint Ventures") share a similar purpose, design and nature of assets. The following table summarizes our equity method investments (in thousands), which were included in other assets on the consolidated balance sheets as of December 31 (in thousands):

Investee	Ownership Percentage	2022	2021
EMEA 1 Joint Venture with GIC	20%	$148,895	$131,516
VIE Joint Ventures	20%	191,680	95,052
Other	Various	7,570	18,481
Total		$348,145	$245,049

Non - VIE Joint Venture

EMEA 1 Joint Venture
In 2019, we entered into a joint venture in the form of a limited liability partnership with GIC (the "EMEA 1 Joint Venture"), to develop and operate xScale data centers in Europe. The EMEA 1 Joint Venture is not a VIE given that both equity investors' interests have the characteristics of a controlling financial interest and it is sufficiently capitalized to sustain its operations, requiring additional funding from its partners only when expanding operations. Our share of income and losses of equity method investments from this joint venture was insignificant for the years ended December 31, 2022 and 2021 and was included in other income (expense) on the consolidated statement of operations.
We committed to make future equity contributions to the EMEA 1 Joint Venture for funding its future development. As of December 31, 2022, we had future equity contribution commitments of $11.3 million.
VIE Joint Ventures
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
The VIE Joint Ventures are considered VIEs because they do not have sufficient funds from operations to be self-sustaining. While we provide certain management services to their operations and earn fees for the performance of such services, the power to direct the activities of these joint ventures that most significantly impact economic performance is shared equally between us and either GIC or PGIM, as applicable. These activities include data center construction and operations, sales and marketing, financing, and real estate purchases or sales. Decisions about these activities require the consent of both Equinix and either GIC or PGIM, as applicable. We concluded that neither party is deemed to have predominant control over the VIE Joint Ventures and neither party is considered to be the primary beneficiary. Our share of income of equity method investments from these joint ventures was $8.6 million for the year ended December 31, 2022 and was not significant for the year ended December 31, 2021 and was included in other income (expense) on the consolidated statement of operations.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our maximum exposure to loss related to the VIE Joint Ventures as of December 31, 2022 (in thousands):

VIE Joint Ventures
Equity Investment	$191,680
Outstanding Receivables	19,935
Future Equity Contribution Commitments (1)	49,993
Maximum Future Payments under Debt Guarantees (2)	89,308
Total	$350,916

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
7.    Balance Sheet Components
Cash, and Cash Equivalents
Cash and cash equivalents consisted of the following as of December 31 (in thousands):

	2022	2021
Cash and cash equivalents:
Cash	$1,141,793	$950,677
Cash equivalents:
Money market funds	764,628	585,681
Total cash and cash equivalents	$1,906,421	$1,536,358

As of December 31, 2022 and 2021, cash and cash equivalents included investments which were readily convertible to cash and had original maturity dates of 90 days or less.
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. Accounts receivable, net, consisted of the following as of December 31 (in thousands):

	2022	2021
Accounts receivable	$867,605	$693,444
Allowance for credit losses	(12,225)	(11,635)
Accounts receivable, net	$855,380	$681,809

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the activity of our allowance for credit losses (in thousands):

Balance as of December 31, 2019	$13,026
Adjustments due to adoption of ASU 2016-13	900
Provision for credit losses	5,069
Net write-offs	(10,050)
Impact of foreign currency exchange	1,732
Balance as of December 31, 2020	10,677
Provision for credit losses	10,016
Net write-offs	(8,295)
Impact of foreign currency exchange	(763)
Balance as of December 31, 2021	11,635
Provision for credit losses	7,426
Net write-offs	(6,356)
Impact of foreign currency exchange	(480)
Balance as of December 31, 2022	$12,225
Other Current Assets
Other current assets consisted of the following as of December 31 (in thousands):

	2022	2021
Prepaid expenses	$79,191	$65,224
Taxes receivable	122,166	128,123
Restricted cash, current	1,734	12,188
Other receivables	109,948	59,224
Derivative instruments	105,693	117,432
Contract assets, current	27,608	65,392
Other current assets	12,798	15,156
Total other current assets	$459,138	$462,739

Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following as of December 31 (in thousands):

	2022	2021
Core systems	$11,616,863	$10,808,417
Buildings	8,013,672	7,381,644
Leasehold improvements	1,991,060	2,022,617
Construction in progress	1,195,042	967,562
Personal property (1)	1,912,861	1,551,642
Land	1,252,993	970,982
	25,982,491	23,702,864
Less accumulated depreciation	(9,332,957)	(8,257,089)
Property, plant and equipment, net	$16,649,534	$15,445,775

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)Personal property included $1.6 billion and $1.2 billion of capitalized internal-use software as of December 31, 2022 and 2021, respectively.
Goodwill and Other Intangibles
The following table presents goodwill and other intangible assets, net, for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Goodwill:
Americas	$2,630,752	$2,210,009
EMEA	2,377,921	2,472,586
Asia-Pacific	645,544	689,476
	$5,654,217	$5,372,071
Intangible assets, net:
Intangible assets - customer relationships	$2,885,152	$2,841,372
Intangible assets - trade names	14,719	11,471
Intangible assets - in-place leases	22,183	32,760
Intangible assets - licenses	9,697	9,697
Intangible assets - at-the-money lease contracts	56,822	60,455
Intangible assets - other	8,029	12,546
	2,996,602	2,968,301
Accumulated amortization - customer relationships	(1,056,844)	(987,462)
Accumulated amortization - trade names	(4,561)	(3,207)
Accumulated amortization - in-place leases	(15,797)	(22,847)
Accumulated amortization - licenses	(6,467)	(5,821)
Accumulated amortization - at the money lease contracts	(10,056)	(5,553)
Accumulated amortization - other	(5,228)	(8,144)
	(1,098,953)	(1,033,034)
Total intangible assets, net	$1,897,649	$1,935,267

Changes in the carrying amount of goodwill by geographic regions are as follows (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of December 31, 2020	$2,212,782	$2,611,166	$648,605	$5,472,553
Purchase of GPX	—	—	77,162	77,162
Impact of foreign currency exchange	(2,773)	(138,580)	(36,291)	(177,644)
Balance as of December 31, 2021	$2,210,009	$2,472,586	$689,476	$5,372,071
Purchase of MainOne	—	110,648	—	110,648
Purchase of Entel Chile	380,867	—	—	380,867
Purchase of Entel Peru	46,285	—	—	46,285
Impact of foreign currency exchange	(6,409)	(205,313)	(43,932)	(255,654)
Balance as of December 31, 2022	$2,630,752	$2,377,921	$645,544	$5,654,217

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in the net book value of intangible assets by geographic regions are as follows (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of December 31, 2019	$1,443,292	$466,564	$192,533	$2,102,389
Axtel acquisition	22,750	—	—	22,750
Packet acquisition	58,500	—	—	58,500
Bell acquisition	75,631	—	—	75,631
Other asset acquisition	—	64,905	—	64,905
Amortization of intangibles	(133,608)	(49,417)	(16,022)	(199,047)
Impact of foreign currency exchange	(3,476)	35,975	13,318	45,817
Balance as of December 31, 2020	1,463,089	518,027	189,829	2,170,945
GPX acquisition	—	—	15,472	15,472
Amortization of intangibles	(133,289)	(55,807)	(16,388)	(205,484)
Impact of foreign currency exchange	(2,047)	(30,278)	(13,341)	(45,666)
Balance as of December 31, 2021	1,327,753	431,942	175,572	1,935,267
Entel Chile acquisition	153,489	—	—	153,489
Entel Peru acquisition	10,000	—	—	10,000
MainOne acquisition	—	54,800	—	54,800
Amortization of intangibles	(137,358)	(52,283)	(15,114)	(204,755)
Impact of foreign currency exchange	(3,570)	(33,052)	(14,530)	(51,152)
Balance as of December 31, 2022	$1,350,314	$401,407	$145,928	$1,897,649

Goodwill and intangible assets which are denominated in currencies other than the U.S. Dollar are subject to foreign currency fluctuations. Our foreign currency translation gains and losses, including goodwill and intangibles, are a component of other comprehensive income and loss.
Estimated future amortization expense related to these intangibles is as follows (in thousands):

Years ending:
2023	$206,596
2024	205,550
2025	203,259
2026	202,658
2027	201,711
Thereafter	877,875
Total	$1,897,649

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Assets
Other assets consisted of the following as of December 31 (in thousands):

	2022	2021
Deferred tax assets, net	$44,628	$59,816
Prepaid expenses (1)	150,617	87,758
Debt issuance costs, net	6,831	2,130
Deposits	64,337	70,548
Restricted cash	93	908
Derivative instruments	298,899	59,917
Contract assets, non-current	55,405	55,486
Contract costs	371,306	325,510
Equity method investments	348,145	245,049
Other assets	35,876	18,944
Total other assets	$1,376,137	$926,066

(1)Prepaid expenses included $84.2 million and $46.0 million of capitalized CCA implementation costs, net as of December 31, 2022 and 2021, respectively.

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of December 31 (in thousands):

	2022	2021
Accounts payable	$115,953	$84,084
Accrued compensation and benefits	413,135	364,783
Accrued interest	85,052	81,893
Accrued taxes (1)	131,376	117,061
Accrued utilities and security	115,119	94,251
Accrued other	144,165	137,072
Total accounts payable and accrued expenses	$1,004,800	$879,144

(1)Accrued taxes included income taxes payable of $55.2 million and $51.3 million as of December 31, 2022 and 2021, respectively.
Other Current Liabilities
Other current liabilities consisted of the following as of December 31 (in thousands):

	2022	2021
Deferred revenue, current	$132,090	$109,736
Customer deposits	15,896	16,380
Derivative instruments	24,868	13,373
Dividends payable, current	12,302	12,027
Asset retirement obligations	8,657	8,756
Other current liabilities	57,533	54,247
Total other current liabilities	$251,346	$214,519

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Liabilities
Other liabilities consisted of the following as of December 31 (in thousands):

	2022	2021
Asset retirement obligations	$109,508	$108,800
Deferred tax liabilities, net	383,359	340,287
Deferred revenue, non-current	155,334	87,495
Accrued taxes	59,806	124,032
Dividends payable, non-current	10,446	9,750
Customer deposits	4,998	1,534
Derivative instruments	8,820	20,899
Other liabilities	65,592	70,614
Total other liabilities	$797,863	$763,411

The following table summarizes the activities of our asset retirement obligation ("ARO") (in thousands):

Asset retirement obligations as of December 31, 2019	$102,415
Additions	5,909
Adjustments (1)	(4,241)
Accretion expense	6,331
Impact of foreign currency exchange	3,355
Asset retirement obligations as of December 31, 2020	113,769
Additions	7,483
Adjustments (1)	(6,591)
Accretion expense	6,518
Impact of foreign currency exchange	(3,623)
Asset retirement obligations as of December 31, 2021	117,556
Additions	2,951
Adjustments (1)	(4,281)
Accretion expense	6,431
Impact of foreign currency exchange	(4,492)
Asset retirement obligations as of December 31, 2022	$118,165

(1)The ARO adjustments are primarily due to lease amendments and acquisition of real estate assets, as well as other adjustments.
8.    Derivatives and Hedging Instruments
Derivatives Designated as Hedging Instruments
Net Investment Hedges. We are exposed to the impact of foreign exchange rate fluctuations on the value of investments in our foreign subsidiaries whose functional currencies are other than the U.S. Dollar. In order to mitigate the impact of foreign currency exchange rates, we have entered into various foreign currency debt obligations, which are designated as hedges against our net investments in foreign subsidiaries. As of both December 31, 2022 and 2021, the total principal amounts of foreign currency debt obligations designated as net investment hedges was $1.5 billion.
We also utilize cross-currency interest rate swaps, designated as net investment hedges, which effectively convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt, to hedge the currency exposure associated with our net investment in our foreign subsidiaries. As of December 31,

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2022 and 2021, the total notional amount of cross-currency interest rate swaps, designated as net investment hedges, were $3.9 billion and $4.0 billion respectively, with maturity dates ranging through 2026.
From time to time, we use foreign currency forward contracts, which are designated as net investment hedges, to hedge against the effect of foreign exchange rate fluctuations on our net investment in our foreign subsidiaries. As of December 31, 2022 and 2021, the total notional amount of foreign currency forward contracts designated as net investment hedges were $373.4 million and $375.7 million, respectively.
Certain of our customer agreements that are priced in currencies different from the functional or local currencies of the parties involved are deemed to have foreign currency forward contracts embedded in them. These embedded derivatives are separated from their host contracts and carried on our balance sheet at their fair value. The majority of these embedded derivatives arise as a result of our foreign subsidiaries pricing their customer contracts in U.S. Dollars. We use these forward contracts embedded within our customer agreements to hedge against the effect of foreign exchange rate fluctuations on our net investment in our foreign subsidiaries.
The effect of net investment hedges on accumulated other comprehensive income and the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Years Ended December 31,
		2022	2021	2020
Foreign currency debt		$160,286	$93,945	$(208,281)
Cross-currency interest rate swaps (included component) (1)		276,350	282,935	(218,843)
Cross-currency interest rate swaps (excluded component) (2)		(35,723)	(52,517)	(347)
Foreign currency forward contracts (included component) (1)		27,323	2,621	(17,115)
Foreign currency forward contracts (excluded component) (3)		(2,535)	(2)	32
Total		$425,701	$326,982	$(444,554)

Amount of gain or (loss) recognized in earnings:
	Location of gain or (loss)	Years Ended December 31,
		2022	2021	2020
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$50,188	$44,933	$27,196
Foreign currency forward contracts (excluded component) (3)	Interest expense	(469)	242	42
Total		$49,719	$45,175	$27,238

(1)Included component represents foreign exchange spot rates.
(2)Excluded component represents cross-currency basis spread and interest rates.
(3)Excluded component represents foreign currency forward points.
Cash Flow Hedges. We hedge our foreign currency transaction exposure for forecasted revenues and expenses in our EMEA region between the U.S. Dollar and the British Pound, Euro, Swedish Krona and Swiss Franc. The foreign currency forward and option contracts that we use to hedge this exposure are designated as cash flow hedges. As of December 31, 2022 and 2021, the total notional amounts of these foreign exchange contracts were $490.8 million and $831.2 million, respectively.
As of December 31, 2022, our foreign currency cash flow hedge instruments had maturity dates ranging from January 2023 to February 2024 and we had a net gain of $8.2 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses relating to these cash flow hedges as they mature in the next 12 months. As of December 31, 2021, our foreign currency cash flow hedge instruments had maturity dates ranging from January 2022 to December 2023 and we had a net gain of $13.3 million recorded within accumulated other comprehensive income (loss) to be reclassified to revenues and expenses relating to these cash flow hedges as they mature in the next 12 months.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We enter into intercompany hedging instruments ("intercompany derivatives") with our wholly-owned subsidiaries in order to hedge certain forecasted revenues and expenses denominated in currencies other than the U.S. Dollar. Simultaneously, we enter into derivative contracts with unrelated third parties to externally hedge the net exposure created by such intercompany derivatives.
We hedge the interest rate exposure created by anticipated fixed rate debt issuances through the use of treasury locks and swap locks (collectively, interest rate locks), which are designated as cash flow hedges. As of December 31, 2022, we had no interest rate locks outstanding. As of December 31, 2021, the total notional amount of interest rate locks outstanding was $800.0 million. During the year ended December 31, 2022, interest rate locks with a combined aggregate notional amount of $800.0 million were settled related to the issuance of senior notes during the year. When interest rate locks are settled, any gain or loss from the transactions is deferred and included as a component of other comprehensive income (loss) and is amortized to interest expense over the term of the forecasted hedged transaction which is equivalent to the term of the interest rate locks. As of December 31, 2022 and 2021, we had a net gain of $1.4 million and a net loss of $3.9 million, respectively, recorded within accumulated other comprehensive income (loss) to be reclassified to interest expense in the next 12 months for interest rate locks.
We also use cross-currency swaps, which are designated as cash flow hedges, to manage the foreign currency exposure associated with a portion of our foreign currency-denominated debt. As of December 31, 2022 and 2021, the total notional amount of cross-currency interest rate swaps, designated as cash flow hedges, were $280.3 million and $0, respectively.
The effect of cash flow hedges on accumulated other comprehensive income and the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

Amount of gain or (loss) recognized in accumulated other comprehensive income:
		Years Ended December 31,
		2022	2021	2020
Foreign currency forward and option contracts (included component) (1)		$(8,711)	$67,767	$(68,573)
Foreign currency option contracts (excluded component) (2)		—	151	1,655
Cross-currency interest rate swaps		(2,386)	—	—
Interest rate locks		49,392	9,624	(30,393)
Total		$38,295	$77,542	$(97,311)

Amount of gain or (loss) reclassified from accumulated other comprehensive income to income:
		Years Ended December 31,
	Location of gain or (loss)	2022	2021	2020
Foreign currency forward contracts	Revenues	$148,100	$(39,297)	$37,198
Foreign currency forward contracts	Costs and operating expenses	(71,968)	20,496	(19,890)
Interest rate locks	Interest Expense	(26)	(4,056)	(1,204)
Total		$76,106	$(22,857)	$16,104

Amount of gain or (loss) excluded from effectiveness testing and included in income:
		Years Ended December 31,
	Location of gain or (loss)	2022	2021	2020
Foreign currency option contracts (excluded component) (2)	Revenues	$—	$(244)	$(1,761)
Total		$—	$(244)	$(1,761)

(1)Included component represents foreign exchange spot rates.
(2)Excluded component represents option's time value.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. As described above, certain of our customer agreements that are priced in currencies different from the functional or local currencies of the parties involved are deemed to have foreign currency forward contracts embedded in them..
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
Foreign Currency Forward Contracts. We also use foreign currency forward contracts to manage the foreign exchange risk associated with certain foreign currency-denominated monetary assets and liabilities. As a result of foreign currency fluctuations, the U.S. Dollar equivalent values of our foreign currency-denominated monetary assets and liabilities change. Gains and losses on these contracts are included in other income (expense), on a net basis, along with the foreign currency gains and losses of the related foreign currency-denominated monetary assets and liabilities associated with these foreign currency forward contracts. As of December 31, 2022 and 2021, the total notional amounts of these foreign currency contracts were $3.0 billion and $3.3 billion, respectively.
The following table presents the effect of derivatives not designated as hedging instruments in our consolidated statements of operations (in thousands):

Amount of gain or (loss) recognized in earnings:
		Years Ended December 31,
	Location of gain or (loss)	2022	2021	2020
Embedded derivatives	Revenues	$(568)	$3,503	$(3,043)
Economic hedge of embedded derivatives	Revenues	(984)	(5,937)	2,142
Foreign currency forward contracts	Other income (expense)	137,633	129,496	(127,648)
Total		$136,081	$127,062	$(128,549)

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair Value of Derivative Instruments
The following table presents the fair value of derivative instruments recognized in our consolidated balance sheets as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022		December 31, 2021
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Designated as hedging instruments:
Cash flow hedges
Foreign currency forward and option contracts	$27,812	$21,352	$22,866	$7,618
Cross-currency interest rate swaps	19,239	—	—	—
Interest rate locks	—	—	8,662	—
Net investment hedges
Cross-currency interest rate swaps	274,234	—	56,921	19,441
Foreign currency forward contracts	25,077	4,805	156	70
Total designated as hedging	346,362	26,157	88,605	27,129

Not designated as hedging instruments:
Embedded derivatives	—	—	3,247	652
Economic hedges of embedded derivatives	—	—	2,232	637
Foreign currency forward contracts	58,230	7,531	83,265	5,854
Total not designated as hedging	58,230	7,531	88,744	7,143
Total Derivatives	$404,592	$33,688	$177,349	$34,272

(1)As presented in our consolidated balance sheets within other current assets and other assets.
(2)As presented in our consolidated balance sheets within other current liabilities and other liabilities.
Offsetting Derivative Assets and Liabilities
We enter into master netting agreements with our counterparties for transactions other than embedded derivatives to mitigate credit risk exposure to any single counterparty. Master netting agreements allow for individual derivative contracts with a single counterparty to offset in the event of default. For presentation on the consolidated balance sheets, we do not offset fair value amounts recognized for derivative instruments or the accrued interest related to cross-currency interest rate swaps under master netting arrangements. The following table presents information related to these offsetting arrangements as of December 31, 2022 and 2021 (in thousands):

	Gross Amounts Offset in Consolidated Balance Sheet
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Net Amounts	Gross Amounts not Offset in the Balance Sheet	Net
December 31, 2022
Derivative assets	$424,516	$—	$424,516	$(34,429)	$390,087
Derivative liabilities	39,234	—	39,234	(34,429)	4,805

December 31, 2021
Derivative assets	$207,037	$—	$207,037	$(47,538)	$159,499
Derivative liabilities	49,326	—	49,326	(47,538)	1,788

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Cash Equivalents. The fair value of our investments in money market funds approximates their face value. Such instruments are included in cash equivalents. Our money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. The fair value of our other investments, including certificates of deposit, approximates their face value. The fair value of these investments is priced based on the quoted market price for similar instruments or nonbinding market prices that are corroborated by observable market data. We determine the fair values of our Level 2 investments by using inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data, which are obtained from quoted market prices, custody bank, third-party pricing vendors or other sources. We use such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of our investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. We are responsible for our consolidated financial statements and underlying estimates.
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
Other than the assets and liabilities that were classified as held for sale as described in Note 5 above, we did not have any nonfinancial assets or liabilities measured at fair value on a recurring basis during the years ended December 31, 2022 and 2021.
Our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 were as follows (in thousands):

	Fair Value at December 31, 2022	Fair Value Measurement Using
		Level 1	Level 2
Assets:
Money market and deposit accounts	$764,628	$764,628	$—
Derivative instruments (1)	404,592	—	404,592
	$1,169,220	$764,628	$404,592
Liabilities:
Derivative instruments (1)	$33,688	$—	$33,688

(1)Amounts are included within other current assets, other assets, other current liabilities and other liabilities in the consolidated balance sheets.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2021 were as follows (in thousands):

	Fair Value at December 31,	Fair Value Measurement Using
	2021	Level 1	Level 2
Assets:
Money market and deposit accounts	$585,681	$585,681	$—
Derivative instruments (1)	177,349	—	177,349
	$763,030	$585,681	$177,349
Liabilities:
Derivative instruments (1)	$34,272	$—	$34,272

(1)Amounts are included within other current assets, other assets, other current liabilities and other liabilities in the consolidated balance sheets.
We did not have any Level 3 financial assets or financial liabilities during the years ended December 31, 2022 and 2021.
10.    Leases
Significant Lease Transactions
The following table summarizes the significant lease transactions during the year ended December 31, 2022 (in thousands):

			Renewal/Termination Options Excluded (1)		Net Incremental (1)
Lease	Quarter	Transaction		Lease Classification	ROU assets	ROU liabilities
Atlanta 1 ("AT1") data center lease extended & expansion (2)	Q1	Extended lease term by 12 years with additional three 10-year renewal options	Two 10-year renewal options	Finance Lease	$71,994	$72,549
				Operating Lease	(1,836)	(2,391)
Hong Kong 6 ("HK6") new land and building construction site	Q2	New lease with a 15 year term	5-year renewal option	Operating Lease	195,245	195,245

Hong Kong 2 ("HK2") data center lease renewal	Q2	Exercised the 3-year renewal option for Phase 1 & 2 (3)	Two 3-year renewal option	Operating Lease	81,504	81,504

New York 3 ("NY3") data center lease amendment	Q4	26 year lease term after modification to remove early termination option	One 20-year renewal option and one 5-year renewal option	Finance Lease	140,215	140,215

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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Lease Expenses
The components of lease expenses are as follows (in thousands):

	Years Ended December 31,
	2022	2021
Finance lease cost
Amortization of right-of-use assets (1)	$161,061	$157,057
Interest on lease liabilities	112,518	117,896
Total finance lease cost	273,579	274,953

Operating lease cost	213,619	221,776
Variable lease cost	41,237	33,066
Total lease cost	$528,435	$529,795

(1) Amortization of right-of-use assets is included within depreciation expense, and is recorded within cost of revenues, sales and marketing and general and administrative expenses in the consolidated statements of operations.
Other Information
Other information related to leases is as follows (in thousands, except years and percent):

	Years Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$109,514	$113,571
Operating cash flows from operating leases	197,356	258,719
Financing cash flows from finance leases	134,202	165,539

Right-of-use assets obtained in exchange for lease obligations: (1)
Finance leases	$293,858	$412,214
Operating leases	355,040	10,446

	As of December 31,
	2022	2021
Weighted-average remaining lease term - finance leases (2)	15 years	14 years
Weighted-average remaining lease term - operating leases (2)	12 years	12 years
Weighted-average discount rate - finance leases	6%	7%
Weighted-average discount rate - operating leases	4%	4%
Finance lease ROU assets (3)	$2,018,070	$1,875,696

(1) Represents all non-cash changes in ROU assets.
(2) Includes lease renewal options that are reasonably certain to be exercised.
(3) As of December 31, 2022 and 2021, we recorded accumulated amortization of finance lease assets of $840.0 million and $726.4 million, respectively. Finance lease assets are recorded within property, plant and equipment, net on the consolidated balance sheets.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Maturities of Lease Liabilities
Maturities of lease liabilities as of December 31, 2022 are as follows (in thousands):

Year ended December 31,	Operating Leases	Finance Leases	Total
2023	$181,461	$263,052	$444,513
2024	190,939	257,457	448,396
2025	185,430	276,825	462,255
2026	182,117	245,798	427,915
2027	158,465	248,767	407,232
Thereafter	1,010,606	2,191,044	3,201,650
Total lease payments	1,909,018	3,482,943	5,391,961
Less imputed interest	(496,668)	(1,187,833)	(1,684,501)
Total	$1,412,350	$2,295,110	$3,707,460
We entered into agreements with various landlords primarily to lease data center spaces and ground leases which have not yet commenced as of December 31, 2022. These leases will commence between year 2023 and 2025, with lease terms of 2 to 26 years and total lease commitments of approximately $424.7 million.
11.    Debt Facilities
Mortgage and Loans Payable
As of December 31, 2022 and 2021, our mortgage and loans payable consisted of the following (in thousands):

	2022	2021
Term loans	$619,090	$549,697
Mortgage payable and loans payable	34,527	68,691
	653,617	618,388
Less amount representing unamortized debt discount and debt issuance cost	(1,062)	(354)
Add amount representing unamortized mortgage premium	—	1,630
	652,555	619,664
Less current portion	(9,847)	(33,087)
	$642,708	$586,577
Senior Credit Facility and Refinancing
In 2017, we entered into a credit agreement (the "2017 Credit Agreement") with a group of lenders for a $3.0 billion credit facility (the "2017 Credit Facilities"), comprised of a $2.0 billion senior unsecured multicurrency revolving credit facility (the "2017 Revolving Facility") and an approximately $1.0 billion senior unsecured multicurrency term loan facility (the "2017 Term Loan Facility"). The credit agreement was subsequently amended to provide an additional senior unsecured term loan in Japanese Yen for approximately $424.7 million at the exchange rate effective on the transaction date.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The 2022 Credit Facilities have a maturity date of January 7, 2027. We may borrow, repay and reborrow amounts under the 2022 Revolving Facility until the Maturity Date, at which time all amounts outstanding under the 2022 Revolving Facility must be repaid in full. The term loan made under the 2022 Term Loan Facility has no scheduled principal amortization and must be repaid in full on the maturity date. The 2022 Revolving Credit Facility provides for extensions of credit in U.S. Dollars as well as certain other foreign currencies. Borrowings under the 2022 Revolving Facility bear interest at a rate based on the daily Secured Overnight Financing Rate ("SOFR"), term SOFR, an alternative currency daily rate, or an alternative currency term rate plus a spread adjustment, plus a margin that can vary from 0.555% to 1.200%. Borrowings under the 2022 Term Loan Facility bear interest at a rate based on the daily Sterling Overnight Index Average ("SONIA"), plus a spread adjustment, plus a margin that can vary from 0.625% to 1.450%. We are also required to pay a quarterly letter of credit fee on the face amount of each letter of credit, which fee is based on the same margin that applies from time to time to SOFR-indexed borrowings under the revolving credit line. The margin is dependent on either our consolidated net leverage ratio or our credit ratings. We are also required to pay a quarterly facility fee ranging from 0.07% to 0.25% per annum. The 2022 Credit Agreement contains customary covenants, including financial ratio covenants that are required to be maintained as of each quarter end.
As of December 31, 2022 and 2021, the total amounts outstanding under the 2022 Term Loan Facility and 2017 Term Loan Facility, net of debt issuance costs, were $603.0 million and $549.3 million, respectively.
As of December 31, 2022, we had 60 irrevocable letters of credit totaling $84.7 million issued and outstanding under the 2022 Revolving Facility, with approximately $3.9 billion remaining available to borrow under the 2022 Revolving Facility.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Senior Notes
Our senior notes consisted of the following as of December 31 (in thousands):

			2022		2021
Senior Notes	Issuance Date	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
2.625% Senior Notes due 2024	November 2019	November 2024	$1,000,000	2.79%	$1,000,000	2.79%
1.250% Senior Notes due 2025	June 2020	July 2025	500,000	1.46%	500,000	1.46%
1.000% Senior Notes due 2025	October 2020	September 2025	700,000	1.18%	700,000	1.18%
2.900% Senior Notes due 2026	November 2019	November 2026	600,000	3.04%	600,000	3.04%
1.450% Senior Notes due 2026	May 2021	May 2026	700,000	1.64%	700,000	1.64%
0.250% Euro Senior Notes due 2027	March 2021	March 2027	534,950	0.45%	569,150	0.45%
1.800% Senior Notes due 2027	June 2020	July 2027	500,000	1.96%	500,000	1.96%
1.550% Senior Notes due 2028	October 2020	March 2028	650,000	1.67%	650,000	1.67%
2.000% Senior Notes due 2028	May 2021	May 2028	400,000	2.21%	400,000	2.21%
3.200% Senior Notes due 2029	November 2019	November 2029	1,200,000	3.30%	1,200,000	3.30%
2.150% Senior Notes due 2030	June 2020	July 2030	1,100,000	2.27%	1,100,000	2.27%
2.500% Senior Notes due 2031	May 2021	May 2031	1,000,000	2.65%	1,000,000	2.65%
3.900% Senior Notes due 2032	April 2022	April 2032	1,200,000	4.07%	—	—%
1.000% Euro Senior Notes due 2033	March 2021	March 2033	641,940	1.18%	682,980	1.18%
3.000% Senior Notes due 2050	June 2020	July 2050	500,000	3.09%	500,000	3.09%
2.950% Senior Notes due 2051	October 2020	September 2051	500,000	3.00%	500,000	3.00%
3.400% Senior Notes due 2052	May 2021	February 2052	500,000	3.50%	500,000	3.50%
			12,226,890		11,102,130
Less amount representing unamortized debt discount and debt issuance cost			(117,351)		(117,986)
			12,109,539		10,984,144
Less current portion			—		—
			$12,109,539		$10,984,144

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
Redemption of 2.875% Euro Senior Notes due 2026
On March 24, 2021, using a portion of the net cash proceeds from the 2027 Euro Senior Notes and 2033 Euro Senior Notes, we redeemed the remaining outstanding 2.875% Euro Senior Notes due 2026 for $590.7 million in U.S. dollars, at the exchange rate in effect on March 24, 2021. In connection with the redemption, we incurred $13.2 million of loss on debt extinguishment, including $8.5 million in redemption premium that was paid in cash and $4.7 million related to the write-off of unamortized debt issuance costs, during the year ended December 31, 2021.
1.450% Senior Notes due 2026, 2.000% Senior Notes due 2028, 2.500% Senior Notes due 2031 and 3.400% Senior Notes due 2052

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
All of our senior notes are unsecured and rank equal in right of payment to our existing or future senior indebtedness and senior in right of payment to our existing and future subordinated indebtedness. Interest on the senior notes is paid semi-annually in arrears, with the exception of our Euro senior notes which is paid annually in arrears. The senior notes are effectively subordinated to all of the existing and future secured debt, including debt outstanding under any bank facility or secured by any mortgage, to the extent of the assets securing such debt. They are also structurally subordinated to any existing and future indebtedness and other liabilities (including trade payables) of any of our subsidiaries.
Each series of senior notes is governed by an indenture and a supplemental indenture between us and U.S. Bank National Association, as trustee. These supplemental indentures contain covenants that limit our ability and the ability of our subsidiaries to, among other things:
•incur liens;
•enter into sale-leaseback transactions; and
•merge or consolidate with any other person.

As of December 31, 2022, we are in compliance with all covenants. Subject to compliance with the limitations described above, we may issue an unlimited principal amount of additional notes at later dates under the same indenture as the senior notes.
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

Senior Notes Description	First Par Call Date
2.625% Senior Notes due 2024	October 18, 2024
1.250% Senior Notes due 2025	June 15, 2025
1.000% Senior Notes due 2025	August 15, 2025
1.450% Senior Notes due 2026	April 15, 2026
2.900% Senior Notes due 2026	September 18, 2026
0.250% Euro Senior Notes due 2027	January 15, 2027
1.800% Senior Notes due 2027	May 15, 2027
1.550% Senior Notes due 2028	January 15, 2028
2.000% Senior Notes due 2028	March 15, 2028
3.200% Senior Notes due 2029	August 18, 2029
2.150% Senior Notes due 2030	April 15, 2030
2.500% Senior Notes due 2031	February 15, 2031
3.900% Senior Notes due 2032	January 15, 2032
1.000% Euro Senior Notes due 2033	December 15, 2032
3.000% Senior Notes due 2050	January 15, 2050
2.950% Senior Notes due 2051	March 15, 2051
3.400% Senior Notes due 2052	August 15, 2051

Maturities of Debt Instruments
The following table sets forth maturities of our debt, including mortgage and loans payable, and senior notes, gross of debt issuance costs, debt discounts and debt premiums, as of December 31, 2022 (in thousands):

Years ending:
2023	$9,847
2024	1,009,469
2025	1,208,077
2026	1,307,656
2027	1,644,202
Thereafter	7,701,256
$12,880,507
Fair Value of Debt Instruments
The following table sets forth the estimated fair values of our mortgage and loans payable and senior notes, including current maturities, as of December 31 (in thousands):

	2022	2021
Mortgage and loans payable	$666,387	$621,051
Senior notes	10,196,933	11,049,834
The fair values of the mortgage and loans payable, which are not publicly traded, were estimated by considering our credit rating, current rates available to us for debt of the same remaining maturities and terms of the debt (Level

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2). The fair value of the senior notes, which are traded in the public debt market, was based on quoted market prices (Level 1).
Interest Charges
The following table sets forth total interest costs incurred, and total interest costs capitalized for the years ended December 31 (in thousands):

	2022	2021	2020
Interest expense	$356,337	$336,082	$406,466
Interest capitalized	18,152	24,505	26,750
Interest charges incurred	$374,489	$360,587	$433,216
Total interest paid in cash, net of capitalized interest, during the years ended December 31, 2022, 2021 and 2020 was $412.1 million, $401.9 million and $471.7 million, respectively.
12.    Stockholders' Equity
Our authorized share capital is 300,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 25,000,000 is designated Series A, 25,000,000 is designated as Series A-1 and 50,000,000 is undesignated. As of December 31, 2022 and 2021, we had no preferred stock issued and outstanding.
Common Stock
In May 2020, we issued and sold 2,587,500 shares of common stock in a public offering pursuant to a registration statement and a related prospectus and prospectus supplement. We received net proceeds of approximately $1.7 billion, net of underwriting discounts, commissions and offering expenses.
In October 2020, we established an "at the market" equity offering program (the "2020 ATM Program"), under which we could, from time to time, offer and sell shares of our common stock to or through sales agents up to an aggregate of $1.5 billion. In February 2022, we entered into a forward sale amendment to the 2020 ATM Program, under which we could, from time to time, offer and sell shares under the equity distribution agreement pursuant to forward sale transactions (the "Equity Forward Amendment"). In November 2022, we established a successor ATM program, also with substantially the same terms as the Equity Forward Amendment noted above, under which we may, from time to time, offer and sell on a spot or forward basis up to an aggregate of $1.5 billion of our common stock to or through sales agents in "at the market" transactions (the "2022 ATM Program"). The forward sale agreements provide three settlement alternatives to us: physical settlement, cash settlement or net share settlement. In accordance with ASC 815, the forward sale agreements are classified as equity for balance sheet purposes. During the first half of the year, we executed five forward sale agreements under the 2020 ATM Program to sell 579,873 shares of our common stock. On August 3, 2022, we physically settled these forward sale shares for approximately $393.6 million, net of payment of commissions to sales agents and other offering expenses, at an aggregate weighted-average forward sale price of $678.72 per share. In the fourth quarter of 2022, we executed three additional forward sale agreements to sell 458,459 shares of our common stock with maturity dates ranging from February 2023 to November 2023. Of this amount, 308,875 shares were executed under the 2020 ATM Program and the remaining 149,584 shares were executed under the 2022 ATM Program. The future net settlement value for these forward sale agreements is approximately $301.6 million at an aggregate weighted-average forward sale price of $657.75 per share.
For the year ended December 31, 2022, we sold an additional 580,833 shares, excluding the forward sale transactions noted above, for approximately $403.6 million, net of payment of commissions to sales agents and other offering expenses, under the 2020 ATM Program. As of December 31, 2022, after giving effect to the unsettled forward sale transactions noted above, no shares remained available for sale under the 2020 ATM Program. For the year ended December 31, 2021, we sold 637,617 shares for approximately $497.9 million, net of payment of commissions to sales agents and other offering expenses, under the 2020 ATM Program. For the year ended December 31, 2020, we sold 415,512 shares for approximately $298.3 million, net of payment of commissions to sales agents and other offering expenses under the 2018 ATM Program.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2022, we had $1.4 billion of common stock available for sale under the 2022 ATM Program, which amount gives effect to the unsettled forward sale transaction noted above. For the year ended December 31, 2022, no shares were issued under the 2022 ATM Program.
As of December 31, 2022, we had reserved the following authorized but unissued shares of common stock for future issuances:

Common stock options and restricted stock units	4,658,781
Common stock employee purchase plans	2,497,134
Total	7,155,915
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, by components are as follows (in thousands):

	December 31, 2019	Net Change	December 31, 2020	Net Change	December 31, 2021	Net Change	December 31, 2022
Foreign currency translation adjustment ("CTA") gain (loss)	$(1,056,918)	$548,503	$(508,415)	$(559,984)	$(1,068,399)	$(769,838)	$(1,838,237)
Unrealized gain (loss) on cash flow hedges (1)	15,638	(82,790)	(67,152)	60,562	(6,590)	40,543	33,953
Net investment hedge CTA gain (loss) (1)	107,619	(444,553)	(336,934)	326,982	(9,952)	425,701	415,749
Net actuarial gain (loss) on defined benefit plans (2)	(952)	85	(867)	57	(810)	(101)	(911)
	$(934,613)	$21,245	$(913,368)	$(172,383)	$(1,085,751)	$(303,695)	$(1,389,446)

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

Changes in foreign currencies can have a significant impact to our consolidated balance sheets (as evidenced above in our foreign currency translation loss), as well as its consolidated results of operations, as amounts in foreign currencies are generally translated into more U.S. dollars when the U.S. dollar weakens or less U.S. dollars when the U.S. dollar strengthens. As of December 31, 2022, the U.S. dollar was generally stronger relative to certain of the currencies of the foreign countries in which we operate as compared to December 31, 2021. Because of this, the U.S. dollar had an overall unfavorable impact on our consolidated financial position because the foreign denominations translated into fewer U.S. dollars as evidenced by an increase in foreign currency translation loss for the year ended December 31, 2022 as reflected in the above table. The volatility of the U.S. dollar as compared to the other currencies in which we operate could have a significant impact on our consolidated financial position and results of operations including the amount of revenue that we report in future periods.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Dividends
During the years ended December 31, 2022, 2021 and 2020, our Board of Directors declared quarterly dividends whose treatment for federal income tax purposes were as follows:

Declaration Date	Record Date	Payment Date	Total Distribution (1)	Nonqualified Ordinary Dividend (2)	Total Distribution Amount
			(per share)		(in thousands)
Fiscal 2022
2/16/2022	3/7/2022	3/23/2022	$3.100000	$3.100000	$282,031
4/27/2022	5/18/2022	6/15/2022	3.100000	3.100000	282,168
7/27/2022	8/17/2022	9/21/2022	3.100000	3.100000	286,136
11/2/2022	11/16/2022	12/14/2022	3.100000	3.100000	286,868
Total			$12.400000	$12.400000	$1,137,203

Fiscal 2021
2/10/2021	2/24/2021	3/17/2021	$2.870000	$2.870000	$256,321
4/28/2021	5/19/2021	6/16/2021	2.870000	2.870000	257,199
7/28/2021	8/18/2021	9/22/2021	2.870000	2.870000	257,769
11/3/2021	11/17/2021	12/15/2021	2.870000	2.870000	258,716
Total			$11.480000	$11.480000	$1,030,005

Fiscal 2020
2/12/2020	2/26/2020	3/18/2020	$2.660000	$2.660000	$227,386
5/6/2020	5/20/2020	6/17/2020	2.660000	2.660000	235,449
7/29/2020	8/19/2020	9/23/2020	2.660000	2.660000	236,424
10/28/2020	11/18/2020	12/9/2020	2.660000	2.660000	237,010
Total			$10.640000	$10.640000	$936,269

(1)Common stock dividends are characterized for federal income tax purposes as nonqualified ordinary dividend, qualified ordinary dividend, capital gains or return of capital. During the years ended December 31, 2022, 2021 and 2020, we did not classify any portion of the distributions as qualified ordinary dividend, capital gains or return of capital.
(2)All nonqualified ordinary dividends are eligible for the 20% deduction generally allowable to non-corporate shareholders under Internal Revenue Code Section 199A.
In addition, as of December 31, 2022, for dividends and special distributions attributed to the RSUs, we recorded a short-term dividend payable of $12.3 million and a long-term dividend payable of $10.4 million for the RSUs that have not yet vested. As of December 31, 2021, for dividends and special distributions attributed to the RSUs, we recorded a short-term dividend payable of $12.0 million and a long-term dividend payable of $9.7 million for the RSUs that have not yet vested.
13.    Stock-Based Compensation
Equity Compensation Plans
As of December 31, 2022, our equity compensation plans included:
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

a) the fair value per share of common stock on the last trading day before the commencement of the applicable offering period or b) the fair value per share of common stock on the purchase date.
•2020 Equity Incentive Plan: In 2020, both our Board of Directors and our stockholders approved the 2020 Equity Plan, which provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, RSAs, RSUs, other stock-based incentive awards, dividend equivalents, and cash-based incentive awards. The 2020 Equity Plan's awards may be granted to employees, non-employee members of the Board and consultants. Equity awards granted under the 2020 Equity Incentive Plan generally vest over four years. The maximum numbers of shares of our common stock available for issuance under the 2020 Equity Plan is equal to the sum of 4.0 million shares and the shares transferred from the 2000 Equity Incentive Plan.
The Equity compensation plans are administered by the Talent, Culture and Compensation Committee of the Board of Directors (the "Compensation Committee"), and the Compensation Committee may terminate or amend these plans, with approval of the stockholders as may be required by applicable law, at any time. As of December 31, 2022, shares reserved and available for issuance under the equity compensation plans are as follows:

	Shares reserved	Shares available for grant
2004 Purchase Plan	5,392,206	2,497,134
2020 Equity Incentive Plan	4,403,832	3,213,089
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

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (Dollars in Thousands)
RSUs outstanding, December 31, 2019	1,312,725	$411.99
RSUs granted	695,383	596.80
RSUs released, vested	(606,250)	426.03
Special distribution shares released	(722)	264.57
RSUs canceled	(63,502)	457.91
RSUs outstanding, December 31, 2020	1,337,634	499.60
RSUs granted	776,628	679.59
RSUs released, vested	(633,466)	505.40
Special distribution shares released	(34)	297.03
RSUs canceled	(123,168)	561.34
RSUs outstanding, December 31, 2021	1,357,594	594.27
RSUs granted	912,249	661.43
RSUs released, vested	(668,733)	576.62
RSUs canceled	(155,418)	624.98
RSUs outstanding, December 31, 2022	1,445,692	$641.51	1.26	$946,971

(1)The intrinsic value is calculated based on the market value of the stock as of December 31, 2022.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The total fair value of RSUs vested and released during the years ended December 31, 2022, 2021 and 2020 was $462.0 million, $472.9 million and $417.0 million, respectively.
Employee Stock Purchase Plan
We provide the following disclosures for the 2004 Purchase Plan as of December 31 (dollars, except shares):

	2022	2021	2020
Weighted-average purchase price per share	$568.29	$467.59	$371.71
Weighted average grant-date fair value per share of shares purchased	$202.61	$138.80	$114.08
Number of shares purchased	143,515	166,023	167,113
We use the Black-Scholes option-pricing model to determine the fair value of shares under the 2004 Purchase Plan with the following assumptions during the years ended December 31:

	2022	2021	2020
Range of dividend yield	1.48% - 1.55%	1.58 - 1.77%	1.94 - 2.08%
Range of risk-free interest rate	0.72% - 3.06%	0.01 - 0.21%	0.10 - 1.55%
Range of expected volatility	25.73% - 37.20%	25.54 - 41.24%	19.28 - 51.93%
Weighted-average expected volatility	30.34%	34.08%	32.94%
Weighted average expected life (in years)	1.06	1.18	1.36
Stock-Based Compensation
The following table presents, by operating expense, our stock-based compensation expense recognized in our consolidated statement of operations for the years ended December 31 (in thousands):

	2022	2021	2020
Cost of revenues	$45,028	$38,438	$32,893
Sales and marketing	82,794	79,144	72,895
General and administrative	276,161	246,192	205,232
Total	$403,983	$363,774	$311,020
Our stock-based compensation recognized in the consolidated statement of operations was comprised of the following types of equity awards for the years ended December 31 (in thousands):

	2022	2021	2020
RSUs	$359,952	$330,077	$289,426
RSAs(1)	9,793	10,067	8,289
Employee stock purchase plan	34,238	23,630	13,305
Total	$403,983	$363,774	$311,020

(1) During the year ended December 31, 2020, we awarded 48,799 shares of RSAs. See Note 1 for further discussion.
During the years ended December 31, 2022, 2021 and 2020, we capitalized $46.3 million, $27.7 million and $20.3 million, respectively, of stock-based compensation expense as construction in progress in property, plant and equipment.
As of December 31, 2022, the total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $694.7 million which is expected to be recognized over a weighted-average period of 2.18 years.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.    Income Taxes
Income before income taxes is attributable to the following geographic locations for the years ended December 31, (in thousands):

	2022	2021	2020
Domestic	$334,486	$137,492	$18,395
Foreign	494,883	471,460	497,830
Income before income taxes	$829,369	$608,952	$516,225
The tax benefit (expenses) for income taxes consisted of the following components for the years ended December 31, (in thousands):

	2022	2021	2020
Current:
Federal	$1,679	$7,753	$4,552
State and local	(892)	(156)	1,597
Foreign	(83,210)	(76,450)	(171,092)
Subtotal	(82,423)	(68,853)	(164,943)
Deferred:
Federal	(16,284)	11,060	16,553
State and local	(5,024)	(1,411)	704
Foreign	(21,061)	(50,020)	1,535
Subtotal	(42,369)	(40,371)	18,792
Income tax expense	$(124,792)	$(109,224)	$(146,151)
State and foreign taxes not based on income are included in general and administrative expenses and the aggregate amounts were not significant for the years ended December 31, 2022, 2021 and 2020.
The fiscal 2022, 2021, and 2020 income tax benefit (expenses) differed from the amounts computed by applying the U.S. federal income tax rate of 21% to pre-tax income as a result of the following for the years ended December 31 (in thousands):

	2022	2021	2020
Federal tax at statutory rate	$(174,168)	$(127,880)	$(109,906)
State and local tax (expense) benefit	(5,916)	(1,513)	2,071
Deferred tax assets generated in current year not benefited	(39,196)	(19,703)	(12,852)
Foreign income tax rate differential	(12,379)	(18,918)	(16,364)
Non-deductible expenses	(5,995)	(10,579)	(4,427)
Stock-based compensation expense	(8,321)	(1,385)	(954)
Change in valuation allowance	(19,793)	(595)	390
Foreign financing activities	(5,519)	(4,805)	(11,743)
Uncertain tax positions reserve	45,317	50,059	(38,014)
Tax adjustments related to REIT	107,312	39,164	50,107
Change in deferred tax adjustments	(239)	(1,251)	(136)
Effect of tax rate change on deferred tax assets	(3,126)	(12,297)	—
Other, net	(2,769)	479	(4,323)
Total income tax expense	$(124,792)	$(109,224)	$(146,151)
Of the unrecognized tax benefits being realized in the years ended December 31, 2022 and 2021, approximately $2.0 million and $32.0 million, respectively, are related to the uncertain tax position inherited from the

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

acquisition of Metronode in 2018. The uncertain tax position was covered by an indemnification agreement with the Seller. As such, the realization of the unrecognized tax benefit resulted in an impairment of the indemnification asset for the same amount, which has been included in Other Income (Expense) on the Consolidated Statements of Operations for the years ended December 31, 2022 and 2021.
Our accounting policy is to treat any tax on Global Intangible Low-Taxed Income ("GILTI") inclusions as a current period cost included in the tax expense in the year incurred. We believe the GILTI inclusion provision will result in no material financial statement impact provided we satisfy our REIT distribution requirement with respect to the GILTI inclusions.
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
The types of temporary differences that give rise to significant portions of our deferred tax assets and liabilities are set out below as of December 31 (in thousands):

	2022	2021(1)
Deferred tax assets:
Stock-based compensation expense	$9,002	$9,057
Net unrealized losses	3,988	—
Operating lease liabilities	253,005	225,261
Capital lease liabilities	—	13,927
Deferred revenue	13,887	14,429
Goodwill	20,511	30,842
Loss carryforwards and tax credits	142,270	201,132
Others, net	32,543	7,257
Gross deferred tax assets	475,206	501,905
Valuation allowance	(166,594)	(100,746)
Total deferred tax assets, net	308,612	401,159
Deferred tax liabilities:
Net unrealized gains	—	(1,462)
Capital lease liabilities	(8,033)	—
Property, plant and equipment	(221,343)	(262,532)
Right-of-use assets	(256,837)	(233,199)
Deferred income	(28,314)	(33,052)
Intangible assets	(132,816)	(151,385)
Total deferred tax liabilities	(647,343)	(681,630)
Net deferred tax liabilities	$(338,731)	$(280,471)

(1) The prior year amounts presented in the table above have been reclassified to conform with the current year presentation.

The tax basis of REIT assets, excluding investments in TRSs, is greater than the amounts reported for such assets in the accompanying consolidated balance sheet by approximately $2.5 billion as of December 31, 2022.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our accounting for deferred taxes involves weighing positive and negative evidence concerning the realizability of our deferred tax assets in each taxing jurisdiction. After considering evidence such as the nature, frequency and severity of current and cumulative financial reporting losses, the sources of future taxable income, taxable income in carryback years permitted by the tax laws and tax planning strategies, we concluded that valuation allowances were required in certain jurisdictions. The operations in most of the jurisdictions for which a valuation allowance has been established have a history of significant losses as of December 31, 2022. As such, we do not believe these operations have established a sustained history of profitability and that a valuation allowance is, therefore, necessary. We also provided a valuation allowance against certain gross deferred tax assets in certain taxing jurisdictions as these deferred tax assets are not expected to be realizable in the foreseeable future.
Changes in the valuation allowance for deferred tax assets for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	2022	2021	2020
Beginning balance	$100,746	$82,344	$57,812
Amounts from acquisitions	13,458	964	5,777
Amounts recognized into income	22,905	595	(390)
Current increase	36,513	19,539	15,044
Impact of foreign currency exchange	(7,028)	(2,696)	4,101
Ending balance	$166,594	$100,746	$82,344
Our NOL carryforwards for federal, state and foreign tax purposes which expire, if not utilized, at various intervals from 2023, are outlined below (in thousands):

Expiration Date	Federal (1)	State (1)	Foreign (2) (3)	Total
2023	$17,395	$—	$2,083	$19,478
2024 to 2026	15,564	—	33,722	49,286
2027 to 2029	6,065	—	28,046	34,111
2030 to 2032	—	767	5,457	6,224
2033 to 2035	1,838	1,339	11,692	14,869
2036 to 2038	5,294	3,636	20,143	29,073
Thereafter	147,010	74,416	452,303	673,729
	$193,166	$80,158	$553,446	$826,770

(1)The total amount of NOL carryforwards that will not be available to offset our future taxable income after the dividends paid deduction due to Section 382 limitations was $36.7 million for federal and $22.7 million for state.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2022, we had tax credit carryforwards of $6.2 million, which expire, if not utilized, from 2023 to 2031. We also had capital losses of $7.2 million, which can be carried forward indefinitely.
The beginning and ending balances of our unrecognized tax benefits are reconciled below for the years ended December 31 (in thousands):

	2022	2021	2020
Beginning balance	$148,300	$207,759	$173,726
Gross increases related to prior year tax positions	1,401	4,547	14,732
Gross decreases related to prior year tax positions	(43,575)	(58,356)	—
Gross increases related to current year tax positions	7,004	10,000	29,149
Decreases resulting from expiration of statute of limitation	(11,969)	(10,561)	(6,518)
Decreases resulting from settlements	(11,924)	(5,089)	(3,330)
Ending balance	$89,237	$148,300	$207,759
We recognize interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. We accrued $6.5 million, $13.6 million, and $21.3 million for interest and penalties as of December 31, 2022, 2021 and 2020, respectively.
The unrecognized tax benefits of $89.2 million as of December 31, 2022, if subsequently recognized, will affect our effective tax rate favorably at the time when such a benefit is recognized.
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
In general, our income tax returns for the years from 2019 through the current year remain open to examination by federal and state taxing authorities. In addition, our tax years of 2005 through current year remain open and subject to examination by local tax authorities in certain foreign jurisdictions in which we have major operations.
15.    Commitments and Contingencies
Purchase Commitments
As a result of our various IBX data center expansion projects, as of December 31, 2022, we were contractually committed for approximately $1.6 billion of unaccrued capital expenditures, primarily for IBX infrastructure equipment not yet delivered and labor not yet provided, in connection with the work necessary to open these IBX data centers and make them available to our customers for installation. We also had numerous other, non-capital purchase commitments in place as of December 31, 2022, such as commitments to purchase power in select locations through 2023 and thereafter, and other open purchase orders for goods, or services to be delivered or provided during 2023 and thereafter. Such other miscellaneous purchase commitments totaled approximately $1.8 billion as of December 31, 2022. For further information on our equity method investments contribution commitments and lease commitments, see Notes 6 and Note 10, respectively, above.
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Indemnification and Guarantor Arrangements
As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that could limit our exposure and enable us to recover a portion of any future amounts paid. As a result of our insurance policy that could limit our exposure and enable us to recover some or all of amounts paid, our estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of December 31, 2022.
We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we may agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally a business partner or a customer, in connection matters such as any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our offerings; a breach of confidentiality obligations and certain other contractual warranties; our gross negligence, willful misconduct, fraud, misrepresentation, or violation of law; and/or if we cause tangible property damage, personal injury or death. The term of any such indemnification agreement is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of December 31, 2022.
We enter into arrangements with certain business partners, whereby the business partner agrees to provide services as a subcontractor for our installations. Accordingly, we enter into standard indemnification agreements

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

with our customers, whereby we indemnify them for certain acts, such as personal property damage, by our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that could enable us to recover a portion of any amounts paid. We have never incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, our estimated fair value of these agreements is minimal. We do not have significant liabilities recorded for these agreements as of December 31, 2022.
We have service level commitment obligations to certain of our customers. As a result, service interruptions or significant equipment damage in our IBX data centers, whether or not within our control, could result in obligations to these customers. Our liability insurance may not be adequate to cover those expenses. In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence our customers have in us, and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results. We generally have the ability to determine such service level credits prior to the associated revenue being recognized. We do not have significant liabilities in connection with service level credits as of December 31, 2022.
Concurrent with the closing of the EMEA 2 Joint Venture, the EMEA 2 Joint Venture entered into credit facility agreements with a group of lenders under which it could borrow up to approximately $1.4 billion in total at the exchange rate in effect on December 31, 2022, with such facilities maturing in 2025 and 2026. In connection with our 20% equity investment in the EMEA 2 Joint Venture, we provided the lenders with guarantees covering 20% of all payments of principal and interest due and payable by the EMEA 2 Joint Venture under these credit facilities, up to a limit of $292.1 million in total at the exchange rate in effect on December 31, 2022. As of December 31, 2022, the maximum potential amount of our future payments under these guarantees was approximately $89.3 million, at the exchange rates in effect on that date. Our estimated fair value of these guarantees is minimal as the likelihood of making a payout under the guarantees is low.
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

		Years Ended December 31,
Related Party	Nature of Transaction	2022	2021	2020
EMEA 1 Joint Venture	Revenues	$39,065	$42,387	$21,306
EMEA 1 Joint Venture	Expenses (1)	7,686	8,303	14,935
VIE Joint Ventures	Revenues	40,284	28,320	588

(1)Balances primarily consist of rent expenses for a 15 year sub-lease agreement with the EMEA 1 Joint Venture for a London data center.
The following table presents the assets and liabilities from related party transactions with the Joint Ventures in our consolidated balance sheets (in thousands):

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

		As of December 31,
Related Party	Balance Sheet Line Item	2022	2021
EMEA 1 Joint Venture	Receivables	$73,929	$32,077
	Contract Assets (1)	7,261	54,503
	Finance Lease Right of Use Assets	100,968	118,817
	Other Liabilities and Payables	1,193	2,483
	Other Liabilities and Payables - Construction Obligation (2)	18,967	39,382
	Deferred Revenue	15,470	16,886
	Finance Lease Right of Use Liabilities	108,603	124,918
VIE Joint Ventures	Receivables	19,935	29,077
	Contract Assets	5,281	1,492
	Payables	—	1,876

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
Other Related Party Transactions
We have several significant stockholders and other related parties that are also customers and/or vendors. Our activity of other related party transactions was as follows (in thousands):

	Years ended December 31,
	2022	2021	2020
Revenues	$236,464	$140,947	$95,264
Costs and services	58,932	5,337	10,849

	As of December 31,
	2022	2021
Accounts receivable	$25,990	$27,997
Accounts payable	665	20
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

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present revenue information disaggregated by product lines and geographic areas (in thousands):

	Year Ended December 31, 2022
	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$2,187,751	$1,744,121	$1,150,738	$5,082,610
Interconnection	756,214	268,398	243,664	1,268,276
Managed infrastructure	218,499	119,361	77,646	415,506
Other (1)	20,727	75,449	8,719	104,895
Recurring revenues	3,183,191	2,207,329	1,480,767	6,871,287
Non-recurring revenues	166,026	135,875	89,917	391,818
Total	$3,349,217	$2,343,204	$1,570,684	$7,263,105

(1)    Includes some leasing and hedging activities.

	Year Ended December 31, 2021
	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$2,002,253	$1,597,830	$1,042,131	$4,642,214
Interconnection	678,677	259,538	223,287	1,161,502
Managed infrastructure	168,577	124,937	87,343	380,857
Other (1)	12,430	19,626	3,856	35,912
Recurring revenues	2,861,937	2,001,931	1,356,617	6,220,485
Non-recurring revenues	159,814	153,285	101,953	415,052
Total	$3,021,751	$2,155,216	$1,458,570	$6,635,537

(1)    Includes some leasing and hedging activities.

	Year Ended December 31, 2020
	Americas	EMEA	Asia-Pacific	Total
Colocation (1)	$1,820,709	$1,504,770	$933,522	$4,259,001
Interconnection	622,327	213,490	187,441	1,023,258
Managed infrastructure	120,159	127,722	89,464	337,345
Other (1)	19,605	18,738	83	38,426
Recurring revenues	2,582,800	1,864,720	1,210,510	5,658,030
Non-recurring revenues	124,958	131,669	83,888	340,515
Total	$2,707,758	$1,996,389	$1,294,398	$5,998,545

(1)    Includes some leasing and hedging activities.

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total revenues attributed to the U.S. were $2.9 billion, $2.6 billion and $2.5 billion for the year ended December 31, 2022, 2021, and 2020, respectively. There is no country outside of the U.S. from which we derived revenues that exceeded 10% of our total revenues during any of these periods. No single customer accounted for 10% or greater of our accounts receivable or revenues for the years ended December 31, 2022, 2021, and 2020.
We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on debt extinguishment, depreciation, amortization, accretion, stock-based compensation expense, restructuring charges, impairment charges, transaction costs and gain or loss on asset sales as presented below for the years ended December 31 (in thousands):

	2022	2021	2020
Adjusted EBITDA:
Americas	$1,521,775	$1,326,460	$1,186,022
EMEA	1,109,502	1,033,333	974,246
Asia-Pacific	738,423	784,591	692,630
Total adjusted EBITDA	3,369,700	3,144,384	2,852,898
Depreciation, amortization and accretion expense	(1,739,374)	(1,660,524)	(1,427,010)
Stock-based compensation expense	(403,983)	(363,774)	(311,020)
Transaction costs	(21,839)	(22,769)	(55,935)
Impairment charges	—	—	(7,306)
Gain (loss) on asset sales	(3,976)	10,845	1,301
Interest income	36,268	2,644	8,654
Interest expense	(356,337)	(336,082)	(406,466)
Other income (expense)	(51,417)	(50,647)	6,913
Gain (loss) on debt extinguishment	327	(115,125)	(145,804)
Income before income taxes	$829,369	$608,952	$516,225

We also provide the following segment disclosures related to our operations as follows for the years ended December 31 (in thousands):

	2022	2021	2020
Depreciation and amortization:
Americas	$931,357	$865,910	$729,611
EMEA	458,156	455,651	389,332
Asia-Pacific	346,695	334,729	304,426
Total	$1,736,208	$1,656,290	$1,423,369

Capital expenditures:
Americas	$1,139,309	$970,217	$866,989
EMEA	750,569	1,049,279	888,239
Asia-Pacific	388,126	732,016	527,276
Total	$2,278,004	$2,751,512	$2,282,504

EQUINIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, are located in the following geographic areas as of December 31 (in thousands):

	2022	2021
Americas (1)	$7,532,125	$6,777,174
EMEA	5,577,498	5,125,341
Asia-Pacific	3,539,911	3,543,260
Total Property, plant and equipment, net	$16,649,534	$15,445,775

(1)Includes $6.0 billion and $5.4 billion, respectively, of property, plant and equipment, net attributed to the U.S. as of December 31, 2022 and 2021.

	2022	2021
Americas (1)	$263,148	$297,300
EMEA	440,139	470,330
Asia-Pacific	724,663	514,788
Total Operating lease right-of-use assets	$1,427,950	$1,282,418

(1)Includes $244.7 million and $271.0 million of operating lease ROU assets attributed to the U.S. as of December 31, 2022 and 2021, respectively.
18.    Subsequent Events
Declaration of dividends
On February 15, 2023, we declared a quarterly cash dividend of $3.41 per share, which is payable on March 22, 2023 to our common stockholders of record as of the close of business on March 7, 2023.
Issuance of JPY Senior Notes
On February 7, 2023, we entered into an agreement to sell ¥77.28 billion in principal amount of new unsecured senior notes. On February 16, 2023, we settled ¥10.0 billion of such notes, or approximately $74.7 million based on the exchange rate on that date, with the remainder of the notes expected to be settled later in the first quarter of 2023.

EQUINIX INC.
SCHEDULE III - SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(Dollars in Thousands)

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Acquisition or Lease (4)
Americas:
AT1 ATLANTA (METRO)	$—	$—	$—	$—	$283,927	$—	$283,927	$(92,710)	2010
AT2 ATLANTA (METRO)	—	—	—	—	38,767	—	38,767	(32,030)	2010
AT3 ATLANTA (METRO)	—	—	—	—	4,388	—	4,388	(3,692)	2010
AT4 ATLANTA (METRO)	—	5,400	20,209	—	25,690	5,400	45,899	(15,817)	2017
AT5 ATLANTA (METRO)	—	—	5,011	—	2,028	—	7,039	(5,802)	2017
BG1 BOGOTÁ (METRO), COLOMBIA	—	—	8,779	617	3,673	617	12,452	(5,167)	2017
BG2 BOGOTÁ (METRO), COLOMBIA	—	3,970	—	—	25,210	3,970	25,210	(7)	2021
BO2 BOSTON (METRO)	—	2,500	30,383	—	37,485	2,500	67,868	(19,283)	2017
CH1 CHICAGO (METRO)	—	—	—	—	166,595	—	166,595	(115,407)	1999
CH2 CHICAGO (METRO)	—	—	—	—	120,460	—	120,460	(69,470)	2005
CH3 CHICAGO (METRO)	—	9,759	—	351	344,529	10,110	344,529	(156,159)	2006
CH4 CHICAGO (METRO)	—	—	—	—	22,924	—	22,924	(16,086)	2009
CH7 CHICAGO (METRO)	—	670	10,564	—	9,215	670	19,779	(6,936)	2017
CL1 CALGARY (METRO), CANADA	—	—	11,572	—	2,901	—	14,473	(5,639)	2020
CL2 CALGARY (METRO), CANADA	—	—	14,145	—	5,494	—	19,639	(6,782)	2020
CL3 CALGARY (METRO), CANADA	—	7,747	69,334	—	40,574	7,747	109,908	(13,069)	2020
CU1 CULPEPER (METRO)	—	1,019	37,581	—	5,708	1,019	43,289	(20,420)	2017
CU2 CULPEPER (METRO)	—	1,244	48,000	—	12,433	1,244	60,433	(21,599)	2017
CU3 CULPEPER (METRO)	—	1,088	37,387	—	15,016	1,088	52,403	(16,157)	2017
CU4 CULPEPER (METRO)	—	1,372	27,832	—	35,273	1,372	63,105	(15,482)	2017
DA1 DALLAS (METRO)	—	—	—	—	70,827	—	70,827	(43,070)	2000
DA2 DALLAS (METRO)	—	—	—	—	82,118	—	82,118	(37,387)	2010
DA3 DALLAS (METRO)	—	—	—	—	97,579	—	97,579	(47,698)	2010
DA4 DALLAS (METRO)	—	—	—	—	16,840	—	16,840	(10,500)	2010
DA6 DALLAS (METRO)	—	—	20,522	—	179,640	—	200,162	(58,551)	2012
DA7 DALLAS (METRO)	—	—	—	—	31,742	—	31,742	(19,321)	2015
DA9 DALLAS (METRO)	—	610	15,398	—	7,497	610	22,895	(8,599)	2017
DA11 DALLAS (METRO)	—	—	—	—	207,407	—	207,407	(26,487)	2018
INFOMART BUILDING DALLAS (METRO)	—	24,380	337,643	3,293	27,438	27,673	365,081	(52,990)	2018
DC1 WASHINGTON, DC (METRO)	—	—	—	—	5,780	—	5,780	(2,765)	1999
DC2 WASHINGTON, DC (METRO)	—	—	—	5,047	128,494	5,047	128,494	(98,592)	1999
DC3 WASHINGTON, DC (METRO)	—	—	37,451	—	52,183	—	89,634	(57,467)	2004
DC4 WASHINGTON, DC (METRO)	—	1,906	7,272	—	60,164	1,906	67,436	(46,836)	2005

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Acquisition or Lease (4)
DC5 WASHINGTON, DC (METRO)	—	1,429	4,983	—	94,941	1,429	99,924	(73,905)	2005
DC6 WASHINGTON, DC (METRO)	—	1,429	5,082	—	94,521	1,429	99,603	(59,605)	2005
DC7 WASHINGTON, DC (METRO)	—	—	—	—	19,152	—	19,152	(15,565)	2010
DC10 WASHINGTON, DC (METRO)	—	—	44,601	—	90,071	—	134,672	(114,185)	2011
DC11 WASHINGTON, DC (METRO)	—	1,429	5,082	—	190,744	1,429	195,826	(82,458)	2005
DC12 WASHINGTON, DC (METRO)	—	—	101,783	—	82,863	—	184,646	(47,708)	2017
DC13 WASHINGTON, DC (METRO)	—	5,500	25,423	—	28,280	5,500	53,703	(19,950)	2017
DC14 WASHINGTON, DC (METRO)	—	2,560	33,511	—	15,026	2,560	48,537	(15,739)	2017
DC15 WASHINGTON, DC (METRO)	—	1,965	—	1,964	186,190	3,929	186,190	(23,019)	2018
DC16 WASHINGTON, DC (METRO)	—	—	—	—	139,800	—	139,800	—	2022
DC21 WASHINGTON, DC (METRO)	—	1,507	—	—	146,045	1,507	146,045	(13,291)	2019
DC97 WASHINGTON, DC (METRO)	—	—	2,021	—	1,944	—	3,965	(1,858)	2017
DE1 DENVER (METRO)	—	—	—	—	9,897	—	9,897	(9,002)	2010
DE2 DENVER (METRO)	—	5,240	23,053	—	32,706	5,240	55,759	(20,195)	2017
HO1 HOUSTON (METRO)	—	1,440	23,780	—	33,390	1,440	57,170	(20,311)	2017
KA1 KAMLOOPS (METRO), CANADA	—	2,929	46,983	—	16,510	2,929	63,493	(8,325)	2020
LA1 LOS ANGELES (METRO)	—	—	—	—	111,522	—	111,522	(79,280)	1999
LA2 LOS ANGELES (METRO)	—	—	—	—	10,610	—	10,610	(9,633)	2000
LA3 LOS ANGELES (METRO)	—	—	34,727	3,959	18,240	3,959	52,967	(43,819)	2005
LA4 LOS ANGELES (METRO)	—	19,333	137,630	—	80,458	19,333	218,088	(111,121)	2009
LA7 LOS ANGELES (METRO)	—	7,800	33,621	—	56,645	7,800	90,266	(20,968)	2017
LM1 LIMA (METRO), PERU	—	4,589	8,835	106	204	4,695	9,039	(347)	2022
MI1 MIAMI (METRO)	—	18,920	127,194	—	143,088	18,920	270,282	(89,270)	2017
MI2 MIAMI (METRO)	—	—	—	—	22,766	—	22,766	(16,253)	2010
MI3 MIAMI (METRO)	—	—	—	—	34,149	—	34,149	(22,588)	2012
MI6 MIAMI (METRO)	—	4,750	23,017	—	9,926	4,750	32,943	(14,906)	2017
MO1 MONTERREY (METRO), MEXICO	—	—	2,572	—	8,350	—	10,922	(1,673)	2020
MT1 MONTREAL (METRO), CANADA	—	—	76,932	—	17,721	—	94,653	(20,049)	2020
MT2 MONTREAL (METRO), CANADA	—	2,800	58,183	—	—	2,800	58,183	(4,457)	2022
MX1 MEXICO CITY (METRO), MEXICO	—	1,090	53,980	—	35,934	1,090	89,914	(13,119)	2020
MX2 MEXICO CITY (METRO), MEXICO	—	1,090	16,061	—	73,338	1,090	89,399	(4,446)	2020
NY1 NEW YORK (METRO)	—	—	—	—	71,417	—	71,417	(50,233)	1999
NY2 NEW YORK (METRO)	—	—	—	17,859	205,266	17,859	205,266	(136,262)	2000
NY3 NEW YORK (METRO)		—	—	38,484	146,996	38,484	146,996	(459)	2022
NY4 NEW YORK (METRO)	—	—	—	—	370,970	—	370,970	(222,348)	2006
NY5 NEW YORK (METRO)	—	—	—	—	300,831	—	300,831	(113,510)	2010
NY6 NEW YORK (METRO)	—	—	—	—	99,163	—	99,163	(23,004)	2010
NY7 NEW YORK (METRO)	—	—	24,660	—	175,830	—	200,490	(152,800)	2010

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Acquisition or Lease (4)
NY9 NEW YORK (METRO)	—	—	—	—	50,512	—	50,512	(40,850)	2010
NY11 NEW YORK (METRO)	—	2,050	58,717	—	40,862	2,050	99,579	(30,847)	2017
NY13 NEW YORK (METRO)	—	—	31,603	8,300	6,327	8,300	37,930	(20,446)	2017
OT1 OTTAWA (METRO), CANADA	—	1,549	39,128	—	1,931	1,549	41,059	(7,455)	2020
PH1 PHILADELPHIA (METRO)	—	—	—	—	44,543	—	44,543	(23,583)	2010
RJ1 RIO DE JANEIRO (METRO), BRAZIL	—	—	—	—	20,402	—	20,402	(16,387)	2011
RJ2 RIO DE JANEIRO (METRO), BRAZIL	—	—	2,012	1,245	68,500	1,245	70,512	(25,574)	2012
SE2 SEATTLE (METRO)	—	—	—	—	31,910	—	31,910	(26,961)	2010
SE3 SEATTLE (METRO)	—	—	1,760	—	101,820	—	103,580	(71,056)	2011
SE4 SEATTLE (METRO)	—	4,000	12,903	—	43,562	4,000	56,465	(14,506)	2017
SJ1 SAINT JOHN (METRO), CANADA	—	159	14,276	—	1,320	159	15,596	(2,612)	2020
SP1 SÃO PAULO (METRO), BRAZIL	—	—	10,188	—	23,290	—	33,478	(21,640)	2011
SP2 SÃO PAULO (METRO), BRAZIL	—	—	—	3,030	53,089	3,030	53,089	(38,500)	2011
SP3 SÃO PAULO (METRO), BRAZIL	—	7,222	72,997	391	78,637	7,613	151,634	(52,795)	2017
SP4 SÃO PAULO (METRO), BRAZIL	—	—	22,027	6,720	87,709	6,720	109,736	(26,415)	2017
ST1 SANTIAGO (METRO), CHILE	—	2,101	24,552	—	5,621	2,101	30,173	(1,471)	2022
ST2 SANTIAGO (METRO), CHILE	—	2,101	11,736	—	7,597	2,101	19,333	(694)	2022
ST3 SANTIAGO (METRO), CHILE	—	1,520	10,341	—	3,328	1,520	13,669	(834)	2022
ST4 SANTIAGO (METRO), CHILE	—	81	4,679	—	1,782	81	6,461	(375)	2022
SV1 SILICON VALLEY (METRO)	—	—	—	15,545	146,020	15,545	146,020	(104,313)	1999
SV2 SILICON VALLEY (METRO)	—	—	—	—	162,072	—	162,072	(110,329)	2003
SV3 SILICON VALLEY (METRO)	—	—	—	—	77,475	—	77,475	(45,246)	1999
SV4 SILICON VALLEY (METRO)	—	—	—	—	106,282	—	106,282	(31,327)	2005
SV5 SILICON VALLEY (METRO)	—	6,238	98,991	—	106,952	6,238	205,943	(99,928)	2010
SV6 SILICON VALLEY (METRO)	—	—	1,296	—	—	—	1,296	(1)	2010
SV8 SILICON VALLEY (METRO)	—	—	—	—	156,878	—	156,878	(48,495)	2010
SV10 SILICON VALLEY (METRO)	—	12,646	123,594	—	96,321	12,646	219,915	(54,124)	2017
SV11 SILICON VALLEY (METRO)	—	—	—	—	160,990	—	160,990	(9,621)	2019
SV12 SILICON VALLEY (METRO)	—	20,313	—	—	82,237	20,313	82,237	—	2015
SV13 SILICON VALLEY (METRO)	—	—	3,638	—	—	—	3,638	(3,426)	2017
SV14 SILICON VALLEY (METRO)	—	3,638	5,503	—	3,791	3,638	9,294	(3,654)	2017
SV15 SILICON VALLEY (METRO)	—	7,651	23,060	—	16,054	7,651	39,114	(14,181)	2017
SV16 SILICON VALLEY (METRO)	—	4,271	15,018	—	6,261	4,271	21,279	(8,075)	2017
SV17 SILICON VALLEY (METRO)	—	—	17,493	—	2,899	—	20,392	(16,090)	2017
TR1 TORONTO (METRO), CANADA	—	—	—	—	87,434	—	87,434	(39,215)	2010
TR2 TORONTO (METRO), CANADA	—	—	21,113	99,857	150,427	99,857	171,540	(37,700)	2015
TR4 TORONTO (METRO), CANADA	—	—	13,985	—	4,668	—	18,653	(8,360)	2020
TR5 MARKHAM (METRO), CANADA	—	—	24,913	—	1,660	—	26,573	(9,512)	2020

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Acquisition or Lease (4)
TR6 BRAMPTON (METRO), CANADA	—	9,386	58,704	2,463	2,682	11,849	61,386	(9,036)	2020
TR7 BRAMPTON (METRO), CANADA	—	9,193	71,966	—	21,999	9,193	93,965	(18,848)	2020
VA1 BURNABY (METRO), CANADA	—	—	4,668	—	5,562	—	10,230	(1,960)	2020
WI1 WINNIPEG (METRO), CANADA	—	—	57,234	—	3,141	—	60,375	(4,284)	2020
OTHERS (5)	—	88,430	50,135	1,743	66,789	90,173	116,924	(29,432)	Various

EMEA:
AD1 ABU DHABI (METRO), UNITED ARAB EMIRATES	—	—	—	—	75,852	—	75,852	(19,448)	2017
AM1 AMSTERDAM (METRO), THE NETHERLANDS	—	—	—	—	90,330	—	90,330	(53,551)	2008
AM2 AMSTERDAM (METRO), THE NETHERLANDS	—	—	—	—	77,337	—	77,337	(35,060)	2008
AM3 AMSTERDAM (METRO), THE NETHERLANDS	—	—	27,099	—	125,357	—	152,456	(72,449)	2011
AM4 AMSTERDAM (METRO), THE NETHERLANDS	—	—	—	—	210,596	—	210,596	(45,083)	2016
AM5 AMSTERDAM (METRO), THE NETHERLANDS	—	—	92,199	—	13,183	—	105,382	(40,602)	2016
AM6 AMSTERDAM (METRO), THE NETHERLANDS	—	6,616	50,876	109	99,554	6,725	150,430	(39,066)	2016
AM7 AMSTERDAM (METRO), THE NETHERLANDS	—	—	7,397	—	136,812	—	144,209	(34,628)	2016
AM8 AMSTERDAM (METRO), THE NETHERLANDS	—	—	—	—	12,367	—	12,367	(6,686)	2016
AM11 AMSTERDAM (METRO), THE NETHERLANDS	—	—	6,405	391	12,328	391	18,733	(4,057)	2019
BA1 BARCELONA (METRO), SPAIN	—	—	9,443	—	22,555	—	31,998	(13,323)	2017
BA2 BARCELONA (METRO), SPAIN	—	7,808	—	—	2,575	7,808	2,575	—	2022
BX1 BORDEAUX (METRO), FRANCE	—	1,912	3,507	—	67,388	1,912	70,895	(1,980)	2020
DB1 DUBLIN (METRO), IRELAND	—	—	—	—	5,260	—	5,260	(4,512)	2016
DB2 DUBLIN (METRO), IRELAND	—	—	12,460	—	10,785	—	23,245	(12,457)	2016
DB3 DUBLIN (METRO), IRELAND	—	3,334	54,387	55	20,401	3,389	74,788	(27,038)	2016
DB4 DUBLIN (METRO), IRELAND	—	—	26,875	—	17,875	—	44,750	(12,402)	2016
DU1 DÜSSELDORF (METRO), GERMANY	—	—	—	7,740	32,870	7,740	32,870	(18,822)	2000
DX1 DUBAI (METRO), UNITED ARAB EMIRATES	—	—	—	—	117,994	—	117,994	(50,368)	2008
DX2 DUBAI (METRO), UNITED ARAB EMIRATES	—	—	—	—	699	—	699	(426)	2017
DX3 DUBAI (METRO), UNITED ARAB EMIRATES	—	6,738	—	—	12,839	6,738	12,839	(602)	2020
EN1 ENSCHEDE (METRO), THE NETHERLANDS	—	—	—	—	36,040	—	36,040	(25,126)	2008

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Acquisition or Lease (4)
FR2 FRANKFURT (METRO), GERMANY	—	—	—	18,629	587,688	18,629	587,688	(182,900)	2007
FR4 FRANKFURT (METRO), GERMANY	—	11,578	9,307	191	99,825	11,769	109,132	(42,990)	2009
FR5 FRANKFURT (METRO), GERMANY	30,310	—	—	13,356	247,177	13,356	247,177	(64,932)	2012
FR6 FRANKFURT (METRO), GERMANY	—	—	—	—	134,128	—	134,128	(39,491)	2016
FR7 FRANKFURT (METRO), GERMANY	—	—	43,634	—	42,576	—	86,210	(35,508)	2016
FR8 FRANKFURT (METRO), GERMANY	—	19,202	58,199	—	66,707	19,202	124,906	(6,260)	2020
FR13 FRANKFURT (METRO), GERMANY	—	—	—	—	6,319	—	6,319	—	2021
GN1 GENOA (METRO), ITALY	—	—	1,988	—	20,367	—	22,355	(757)	2020
GV1 GENEVA (METRO), SWITZERLAND	—	—	—	—	26,855	—	26,855	(13,565)	2004
GV2 GENEVA (METRO), SWITZERLAND	—	—	—	—	54,968	—	54,968	(24,168)	2009
HE3 HELSINKI (METRO), FINLAND	—	—	—	—	14,226	—	14,226	(9,835)	2016
HE4 HELSINKI (METRO), FINLAND	—	—	29,092	—	6,096	—	35,188	(22,383)	2016
HE5 HELSINKI (METRO), FINLAND	—	—	7,564	—	18,921	—	26,485	(8,621)	2016
HE6 HELSINKI (METRO), FINLAND	—	—	17,204	1,498	33,763	1,498	50,967	(17,833)	2016
HE7 HELSINKI (METRO), FINLAND	—	7,348	6,946	630	60,952	7,978	67,898	(8,497)	2018
HH1 HAMBURG (METRO), GERMANY		3,612	5,360	356	47,517	3,968	52,877	(6,896)	2018
IL2 ISTANBUL (METRO), TURKEY	—	14,460	39,289	—	66,384	14,460	105,673	(14,167)	2017
LD3 LONDON (METRO), UNITED KINGDOM	—	—	—	—	17,307	—	17,307	(15,285)	2000
LD4 LONDON (METRO), UNITED KINGDOM	—	—	23,044	—	139,253	—	162,297	(65,609)	2007
LD5 LONDON (METRO), UNITED KINGDOM	—	—	16,412	—	174,138	—	190,550	(103,475)	2010
LD6 LONDON (METRO), UNITED KINGDOM	—	—	—	—	140,024	—	140,024	(48,378)	2013
LD7 LONDON (METRO), UNITED KINGDOM	—	—	—	189,922	267,217	189,922	267,217	(26,142)	2018
LD8 LONDON (METRO), UNITED KINGDOM	—	—	107,544	—	80,927	—	188,471	(61,761)	2016
LD9 LONDON (METRO), UNITED KINGDOM	—	—	181,431	—	170,539	—	351,970	(107,492)	2016
LD10 LONDON (METRO), UNITED KINGDOM	—	—	40,251	—	114,520	—	154,771	(29,023)	2017
LS1 LISBON (METRO), PORTUGAL	—	—	7,374	3,306	20,075	3,306	27,449	(5,714)	2017
LAGOS 1 (METRO), PORTUGAL	—	1,515	12,470	3,432	116,045	4,947	128,515	(6,436)	2022
MA1 MANCHESTER (METRO), UNITED KINGDOM	—	—	—	—	17,337	—	17,337	(9,286)	2016
MA2 MANCHESTER (METRO), UNITED KINGDOM	—	—	—	—	9,629	—	9,629	(8,655)	2016
MA3 MANCHESTER (METRO), UNITED KINGDOM	—	—	44,931	—	18,012	—	62,943	(31,669)	2016
MA4 MANCHESTER (METRO), UNITED KINGDOM	—	—	6,697	—	7,954	—	14,651	(8,161)	2016
MA5 MANCHESTER (METRO), UNITED KINGDOM	—	3,671	6,874	—	80,923	3,671	87,797	(2,124)	2020
MD1 MADRID (METRO), SPAIN	—	—	7,917	—	7,488	—	15,405	(6,637)	2017
MD2 MADRID (METRO), SPAIN	—	—	40,952	—	84,822	—	125,774	(43,837)	2017
MD6 MADRID (METRO), SPAIN	—	—	—	—	1,226	—	1,226	(2)	2022

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Acquisition or Lease (4)
ML2 MILAN (METRO), ITALY	—	—	—	—	23,477	—	23,477	(18,642)	2016
ML3 MILAN (METRO), ITALY	—	—	—	3,399	43,778	3,399	43,778	(16,477)	2016
ML5 MILAN (METRO), ITALY	—	6,479	20,952	—	86,130	6,479	107,082	(5,244)	2019
MU1 MUNICH (METRO), GERMANY	—	—	—	—	35,906	—	35,906	(18,726)	2007
MU3 MUNICH (METRO), GERMANY	—	—	—	—	6,100	—	6,100	(3,048)	2010
MU4 MUNICH (METRO), GERMANY		11,399	35,120	—	54,651	11,399	89,771	(3,558)	2020
PA2 & PA3 PARIS (METRO), FRANCE	—	—	29,615	22,190	316,306	22,190	345,921	(149,239)	2007
PA4 PARIS (METRO), FRANCE	—	1,524	9,503	—	232,040	1,524	241,543	(92,574)	2011
PA5 PARIS (METRO), FRANCE	—	—	16,554	—	10,310	—	26,864	(9,499)	2016
PA6 PARIS (METRO), FRANCE	—	—	—	—	83,383	—	83,383	(40,643)	2016
PA7 PARIS (METRO), FRANCE	—	—	—	—	24,547	—	24,547	(13,869)	2016
PA10 PARIS (METRO), FRANCE	—	—	—	—	132,736	—	132,736	(1,382)	2021
SA1 SEVILLE (METRO), SPAIN	—	—	1,567	—	1,472	—	3,039	(2,300)	2017
SK1 STOCKHOLM, (METRO), SWEDEN	—	—	15,495	—	67,721	—	83,216	(13,626)	2016
SK2 STOCKHOLM, (METRO), SWEDEN	—	—	80,148	3,391	65,837	3,391	145,985	(43,237)	2016
SK3 STOCKHOLM, (METRO), SWEDEN	—	—	—	—	24,507	—	24,507	(7,424)	2016
SO1 SOFIA (METRO), BULGARIA	—	—	5,236	—	4,401	—	9,637	(3,736)	2016
SO2 SOFIA (METRO), BULGARIA	—	2,592	—	—	22,529	2,592	22,529	(2,804)	2017
WA1 WARSAW (METRO), POLAND	—	—	5,950	—	23,184	—	29,134	(11,358)	2016
WA2 WARSAW (METRO), POLAND	—	—	4,709	—	8,588	—	13,297	(6,165)	2016
WA3 WARSAW (METRO), POLAND	—	2,443	—	—	60,513	2,443	60,513	(5,344)	2017
ZH2 ZURICH (METRO), SWITZERLAND	—	—	—	—	5,938	—	5,938	(4,609)	2002
ZH4 ZURICH (METRO), SWITZERLAND	—	—	11,284	—	46,864	—	58,148	(30,276)	2009
ZH5 ZURICH (METRO), SWITZERLAND	—	—	—	7,971	242,681	7,971	242,681	(45,823)	2009
ZW1 ZWOLLE (METRO), THE NETHERLANDS	—	—	—	—	10,186	—	10,186	(9,527)	2008
OTHERS (5)	—	56,430	18,309	35,479	206,800	91,909	225,109	(53,220)	Various

Asia-Pacific:
AE1 ADELAIDE (METRO), AUSTRALIA	—	2,574	1,015	—	2,393	2,574	3,408	(1,152)	2018
BR1 BRISBANE (METRO), AUSTRALIA	—	3,064	1,053	—	3,342	3,064	4,395	(1,112)	2018
CA1 CANBERRA (METRO), AUSTRALIA	—	—	18,410	—	7,195	—	25,605	(4,237)	2018
CN1 CHENNAI (METRO), INDIA	—	—	—	8,003	5,415	8,003	5,415	(65)	2022
HK1 HONG KONG (METRO), CHINA	—	—	—	—	300,810	—	300,810	(130,874)	2003
HK2 HONG KONG (METRO), CHINA	—	—	—	—	242,921	—	242,921	(189,170)	2010
HK3 HONG KONG (METRO), CHINA	—	—	—	—	183,050	—	183,050	(101,415)	2012
HK4 HONG KONG (METRO), CHINA	—	—	—	—	97,919	—	97,919	(32,004)	2012
HK5 HONG KONG (METRO), CHINA	—	—	70,002	—	43,089	—	113,091	(33,571)	2017
MB1 MUMBAI (METRO), INDIA	—	515	28,457	—	2,761	515	31,218	(3,293)	2021

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Acquisition or Lease (4)
MB2 MUMBAI (METRO), INDIA	—	—	54,494	—	—	—	54,494	(6,746)	2021
MB3 MUMBAI (METRO), INDIA	—	—	—	28,948	6,362	28,948	6,362	—	2022
ME1 MELBOURNE (METRO), AUSTRALIA	—	14,478	—	—	91,595	14,478	91,595	(32,366)	2013
ME2 MELBOURNE (METRO), AUSTRALIA	—	—	—	—	102,634	—	102,634	(11,468)	2018
ME4 MELBOURNE (METRO), AUSTRALIA	—	3,323	84,175	—	10,472	3,323	94,647	(28,739)	2018
ME5 MELBOURNE (METRO), AUSTRALIA	—	6,455	4,094	—	4,606	6,455	8,700	(3,412)	2018
OS1 OSAKA (METRO), JAPAN	—	—	14,876	—	94,581	—	109,457	(45,839)	2013
OS3 OSAKA (METRO), JAPAN	—	—	—	—	199,004	—	199,004	(19,415)	2020
PE1 PERTH (METRO), AUSTRALIA	—	1,307	1,337	—	2,136	1,307	3,473	(759)	2018
PE2 PERTH (METRO), AUSTRALIA	—	—	16,327	—	15,983	—	32,310	(10,059)	2018
PE3 PERTH (METRO), AUSTRALIA	—	—	—	—	56,947	—	56,947	(3,636)	2020
SG1 SINGAPORE (METRO)	—	—	—	—	302,976	—	302,976	(147,603)	2003
SG2 SINGAPORE (METRO)	—	—	—	—	346,957	—	346,957	(247,585)	2008
SG3 SINGAPORE (METRO)	—	—	34,844	—	246,729	—	281,573	(88,991)	2013
SG4 SINGAPORE (METRO)	—	—	54,602	—	160,563	—	215,165	(31,593)	2019
SG5 SINGAPORE (METRO)	—	—	—	—	327,608	—	327,608	(18,523)	2019
SH2 SHANGHAI (METRO), CHINA	—	—	—	—	7,420	—	7,420	(4,366)	2012
SH3 SHANGHAI (METRO), CHINA	—	—	7,066	—	13,555	—	20,621	(8,267)	2012
SH5 SHANGHAI (METRO), CHINA	—	—	11,284	—	23,558	—	34,842	(18,366)	2012
SH6 SHANGHAI (METRO), CHINA	—	—	16,545	—	34,902	—	51,447	(8,810)	2017
SL1 SEOUL (METRO), SOUTH KOREA	—	—	29,236	—	35,968	—	65,204	(19,149)	2019
SY1 SYDNEY (METRO), AUSTRALIA	—	—	—	80,706	38,161	80,706	38,161	(24,626)	2003
SY2 SYDNEY (METRO), AUSTRALIA	—	—	3,080	—	26,629	—	29,709	(23,913)	2008
SY3 SYDNEY (METRO), AUSTRALIA	—	—	8,712	—	143,068	—	151,780	(93,293)	2010
SY4 SYDNEY (METRO), AUSTRALIA	—	—	—	—	177,003	—	177,003	(64,763)	2014
SY5 SYDNEY (METRO), AUSTRALIA	—	79,613	—	—	246,176	79,613	246,176	(24,747)	2018
SY6 SYDNEY (METRO), AUSTRALIA	—	8,593	64,197	—	19,230	8,593	83,427	(15,713)	2018
SY7 SYDNEY (METRO), AUSTRALIA	—	2,662	47,350	—	4,531	2,662	51,881	(10,917)	2018
TY1 TOKYO (METRO), JAPAN	—	—	—	—	32,784	—	32,784	(21,073)	2000
TY2 TOKYO (METRO), JAPAN	—	—	—	—	89,367	—	89,367	(59,814)	2006
TY3 TOKYO (METRO), JAPAN	—	—	—	—	67,404	—	67,404	(41,572)	2010
TY4 TOKYO (METRO), JAPAN	—	—	—	—	72,430	—	72,430	(37,356)	2012
TY5 TOKYO (METRO), JAPAN	—	—	102	—	55,213	—	55,315	(21,862)	2014
TY6 TOKYO (METRO), JAPAN	—	—	37,941	—	12,852	—	50,793	(43,370)	2015
TY7 TOKYO (METRO), JAPAN	—	—	13,175	—	6,109	—	19,284	(14,325)	2015
TY8 TOKYO (METRO), JAPAN	—	—	53,848	—	8,638	—	62,486	(30,732)	2015
TY9 TOKYO (METRO), JAPAN	—	—	106,710	—	11,416	—	118,126	(82,849)	2015
TY10 TOKYO (METRO), JAPAN	—	—	69,881	—	7,226	—	77,107	(29,456)	2015

	Initial Costs to Company (1)			Costs Capitalized Subsequent to Acquisition or Lease		Total Costs
	Encumbrances	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Land	Buildings and Improvements (2)	Accumulated Depreciation (3)	Date of Acquisition or Lease (4)
TY11 TOKYO (METRO), JAPAN	—	—	22,099	—	225,851	—	247,950	(28,436)	2018
TY15 TOKYO (METRO), JAPAN	—	—	—	—	25,741	—	25,741	—	2022
OTHERS (5)	—	—	1,733	—	70,572	—	72,305	(11,175)	Various
TOTAL LOCATIONS	$30,310	$621,259	$4,697,242	$640,676	$17,844,178	$1,261,935	$22,541,420	$(8,094,898)

(1)     The initial cost was $0 if the lease of the respective IBX was classified as an operating lease.
(2)    Building and improvements include all fixed assets except for land.
(3)     Buildings and improvements are depreciated on a straight-line basis over estimated useful live as described under described in Note 1 within the Consolidated Financial Statements.
(4)     Date of lease or acquisition represents the date we leased the facility or acquired the facility through purchase or acquisition.
(5)    Includes various IBXs that are under initial development and costs incurred at certain central locations supporting various IBX functions.

The aggregate gross cost of our properties for federal income tax purpose approximated $31.6 billion (unaudited) as of December 31, 2022.
The following table reconciles the historical cost of our properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2022 (in thousands).
Gross Fixed Assets:

	2022	2021	2020
Balance, beginning of period	$21,906,055	$20,161,785	$16,927,332
Additions (including acquisitions and improvements)	3,250,576	2,977,992	3,110,907
Disposals	(543,545)	(648,516)	(446,864)
Foreign currency transaction adjustments and others	(809,731)	(585,206)	570,410
Balance, end of year	$23,803,355	$21,906,055	$20,161,785
Accumulated Depreciation:

	2022	2021	2020
Balance, beginning of period	$(7,274,860)	$(6,399,477)	$(5,329,182)
Additions (depreciation expense)	(1,268,177)	(1,224,874)	(1,036,452)
Disposals	230,268	149,231	109,230
Foreign currency transaction adjustments and others	217,871	200,260	(143,073)
Balance, end of year	$(8,094,898)	$(7,274,860)	$(6,399,477)