Form 10-K/A
period 2022-12-31
EQUINIX INC
filed 2023-02-27
CIK 1101239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K/A
(Amendment No. 1)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $60.0 billion. As of February 24, 2023, a total of 92,784,198 shares of the registrant's common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the registrant's definitive proxy statement to be issued in conjunction with the registrant's 2023 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2022. Except as expressly incorporated by reference, the registrant's proxy statement shall not be deemed to be a part of this report on Form 10-K/A.

Auditor Name:	PricewaterhouseCoopers LLP
Auditor Location:	San Jose, California
Auditor ID:	238

Explanatory Note
On February 17, 2023, Equinix, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Form 10-K”). The Company is amending the Form 10-K due to a typographical error in Exhibit 23.1 included in the Original Form 10-K, which resulted in Exhibit 23.1 not conforming to the consent provided by the auditors. This Amendment No. 1 to the Original Form 10-K (the “Amendment”) amends the Original Form 10-K solely to revise the consent of our independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”) filed originally as Exhibit 23.1. The consent included in the Original Form 10-K inadvertently omitted the incorporation by reference into the Company’s Registration Statement on Form S-3 (File No. 333-249763) and S-8 (File No. 333-239271), and erroneously included S-3 (File No. 333-221380). The revised consent by PwC is filed hereto as Exhibit 23.1.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of the Principal Executive Officer and Principal Financial Officer are being filed as exhibits to this Amendment.
Except as described above, no other amendments are being made to the Original 10-K. This Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.
Exhibit Index

Exhibit Number	Description of Document

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Document.

101. PRE*	Inline XBRL Taxonomy Extension Presentation Document.

104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
* Filed herewith
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUINIX, INC. (Registrant)

February 27, 2023	By	/s/ KEITH D. TAYLOR
Keith D. Taylor
Chief Financial Officer